Form 10-K
period 2004-12-31
Neenah Paper Inc
filed 2005-03-31
CIK 1296435

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32240

NEENAH PAPER, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1308307 (I.R.S. Employer Identification No.)
3460 Preston Ridge Road Alpharetta, Georgia (Address of principal executive offices)	30005 (Zip Code)
Registrant's telephone number, including area code: (678) 566-6500
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock—$0.01 Par Value Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the registrant's common stock held by non-affiliates on June 30, 2004 (based on the closing stock price on the New York Stock Exchange) on such date was $0 (the registrant became a publicly traded company on December 1, 2004).

        As of March 21, 2005, there were 14,763,319 shares of the Company's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on June 20, 2005 is incorporated by reference into Part III hereof.

PART I

Item 1. Business

Overview

        Neenah Paper, Inc. ("Neenah" or the "Company"), a Delaware corporation, was incorporated in April 2004 as a wholly owned subsidiary of Kimberly-Clark Corporation ("Kimberly-Clark"). We had no material assets or activities until the transfer to us by Kimberly-Clark of its fine paper and technical paper businesses in the United States and its Canadian pulp business on November 30, 2004. On that date, Kimberly-Clark completed the distribution of all of the shares of our common stock to the stockholders of Kimberly-Clark (the "Spin-Off"). Kimberly-Clark stockholders received a dividend of one share of our common stock for every 33 shares of Kimberly-Clark common stock held in a tax-free transaction. Following the Spin-Off, we are an independent, public company and Kimberly-Clark has no continuing ownership interest in us.

        We are a leading North American producer of premium fine papers and technical papers. We also produce bleached kraft market pulp in Canada, where we own approximately one million acres of timberlands and have non-exclusive rights to harvest wood off approximately 4.8 million acres of other timberlands. We have three primary operations: our fine paper business, our technical paper business and our pulp business.

        Our fine paper business is a leading producer of premium writing, text, cover and specialty papers used in corporate annual reports, corporate identity packages, invitations, personal stationery and high-end packaging. Our products include some of the most recognized and preferred papers in North America, where we enjoy leading market positions in many of our product categories. We sell our products primarily to authorized paper distributors, converters and specialty businesses, with sales to distributors and distributor-owned paper stores accounting for approximately 85% of our sales. We believe that our fine paper manufacturing facilities located in Neenah and Whiting, Wisconsin are among the most efficient in their markets and make us one of the lowest cost producers.

        Our technical paper business is a leading producer of durable, saturated and coated base papers for a variety of end uses. We sell our technical paper globally into 15 product categories, and we focus on nine categories where we believe we are a market leader, which include, among others, the tape, label, abrasive, medical packaging and heat transfer technical paper markets. We are also a global supplier of materials used to create customer-specific components for furniture, book covers and original equipment manufacturers' products. Our customers are located in 39 countries and include 3M Company, Perfecseal, Avery Dennison Corporation and Saint-Gobain Group. Our technical paper manufacturing facility is located in Munising, Michigan.

        Our pulp business consists of two mills located in Pictou, Nova Scotia and Terrace Bay, Ontario, together with related timberlands. The Pictou mill is comprised of a single-line pulp facility, which produces primarily softwood pulp, as well as timberlands encompassing approximately one million acres of owned and 200,000 acres of licensed or managed land in Nova Scotia. In 2004, the Pictou mill produced approximately 260,000 metric tons of bleached kraft pulp. The Terrace Bay mill is comprised of two single-line pulp facilities, which produces both softwood and hardwood pulp, and a timberlands operation. Terrace Bay holds non-exclusive rights under a sustainable forest license to harvest wood off approximately 4.6 million acres of land owned by the Province of Ontario. In 2004, the Terrace Bay mill produced approximately 450,000 metric tons of pulp. As described in "Recent Developments" below, on March 1, 2005, we announced our intention to close one of the two single-line pulp facilities at Terrace Bay in early May 2005.

Recent Developments

        On March 1, 2005, we announced the planned closure of the smaller of our two single-line pulp mills at the Terrace Bay facility (the "No. 1 Mill"). The No. 1 Mill was originally constructed in 1948 and has annual capacity of approximately 125,000 tons of bleached kraft pulp. In conjunction with the closing, we will offer early retirement and severance packages to approximately 130 employees. The closing was authorized by our Chief Executive Officer on February 28, 2005, pursuant to a resolution of the Board of Directors, and is expected to occur in early May 2005.

        We expect to incur approximately $6.0 million of exit costs in connection with the closure, including one-time termination benefits related to early retirement, severance and defined benefit pension plans of approximately $5.5 million and other associated exit costs of $0.5 million. In addition, we expect to incur approximately $1.0 million of general expenses related to training of employees. Approximately $6.3 million of the estimated costs of $7.0 million will result in future cash expenditures during 2005 and 2006.

        In addition, in March 2005, we will record a pre-tax, non-cash impairment loss of approximately $0.9 million related to the remaining value of the long-lived assets of the No. 1 Mill (See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations and Related Information—Asset Impairment Loss").

        As a result of closing the No. 1 Mill, we notified Kimberly-Clark of our intention to terminate a part of our commitment to supply and their requirement to purchase northern bleached hardwood kraft pulp pursuant to the terms of our pulp supply agreement. Under the pulp supply agreement, we were obligated to provide 40,000, 30,000, 20,000 and 10,000 tons of northern bleached hardwood kraft pulp produced at the Terrace Bay mill annually in 2005, 2006, 2007 and 2008, respectively. Our commitment to supply and Kimberly-Clark's requirement to purchase northern bleached hardwood kraft pulp pursuant to the terms of the pulp supply agreement from the Pictou mill (in annual quantities which are identical to those shown above) is unchanged.

Company Structure

        Our corporate structure consists of Neenah Paper, Inc., and three wholly owned subsidiaries.

        Neenah Paper, Inc.    Neenah Paper is a Delaware corporation that holds our trademarks and patents related to all of our businesses, the real estate, the mills and the manufacturing assets associated with our fine paper business, and all of the equity in our subsidiaries which are listed below. The common stock of Neenah Paper is publicly traded on the New York Stock Exchange under the symbol "NP."

        Neenah Paper Sales, Inc.    Neenah Paper Sales is a Delaware corporation that owns all of our U.S. inventory and certain other assets.

        Neenah Paper Michigan, Inc.    Neenah Paper Michigan is a Delaware corporation that owns the real estate, the mill and the manufacturing assets associated with our technical paper business.

        Neenah Paper Company of Canada.    Neenah Paper Company of Canada is a Nova Scotia unlimited liability company and wholly owned subsidiary of Neenah Paper. It owns the real estate, the mills and the manufacturing assets associated with our pulp business operations in Pictou, Nova Scotia and Terrace Bay, Ontario. It also conducts timberlands operations in the Provinces of Ontario and Nova Scotia.

History of the Businesses

        Fine Paper Business.    The fine paper business was incorporated in 1885 as the Neenah Paper Company, which initially operated a single paper mill located adjacent to the Fox River in Neenah, Wisconsin. Kimberly-Clark acquired the mill in 1956. In 1981, Kimberly-Clark purchased an additional mill located in Whiting, Wisconsin to increase the production capacity of the fine paper business. In the late 1980s and early 1990s, Kimberly-Clark expanded the capacity of the fine paper business in response to increased demand by rebuilding Whiting's two paper machines and building two new paper machines at the Whiting mill. The Neenah mill underwent a major expansion in the early 1990s with the installation of a new paper machine, a new finishing center, a new customer service center and a distribution center expansion. As a result of decreased demand, in the 2000s the Neenah mill retired two of its older paper machines.

        Technical Paper Business.    In 1952, Kimberly-Clark purchased the Munising mill, located in Munising, Michigan, which previously had produced sulfite pulp and butcher wrap paper. Since that time, the technical paper business has operated the Munising mill and produced durable, saturated and coated papers for sale and use in a variety of industrial applications. In 2001, the technical paper business closed a small kraft paper mill located in East Ryegate, Vermont that it had acquired in 1995.

        Pulp Business.    The Pictou pulp mill was built in 1967 by the Scott Paper Company. Kimberly-Clark acquired the Pictou pulp mill and related timberlands operations in 1995 as part of its merger with the Scott Paper Company. The Terrace Bay pulp mill was built by Kimberly-Clark in 1948 on the north shore of Lake Superior in Ontario, Canada. In the mid-1970s, Kimberly-Clark added a second pulp mill at Terrace Bay and in the early 1980s rebuilt other portions of the pulp mill. The Terrace Bay operation includes the Longlac timberlands operation, in existence since 1937, which harvests wood off land owned by the Ontario government for pulp production at the Terrace Bay mill. In May 1987, Kimberly-Clark closed the Longlac sawmill and later sold it to a third party.

Business Strategy

        Sustain and Improve the Paper Businesses' Competitive Position.    We intend to sustain and improve our fine and technical paper businesses' competitive positions. Our experienced team of employees and management will pursue business strategies designed to take advantage of our existing strengths—including our strong market positions, efficient paper operations, high-quality products and well recognized brands—while responding to the challenges faced by each of our business units. In addition to maintaining our focus on efficiency and market position, we plan to seek growth opportunities while we continue to strengthen our current business and cost positions.

        Leverage Our Low Cost Production Facilities.    We believe that our fine and technical paper production assets provide us with a flexible, efficient and low cost platform for growth. As a result of the recent improvements in the global economy, we have experienced increased orders and operating schedules for base paper at our paper mills. More specifically, to support our growth, we are developing the process capability to utilize available, low cost capacity within our fine paper operations to support the increased technical paper demand.

        Reinvigorate Research and Development.    In connection with the Spin-Off and our focus on core operations, we have commenced a strategy designed to reinvigorate our research and development capabilities. We have begun to further develop our human and technical resources in research and development. We believe this will ensure that we are the development partner of choice for our key customers and will allow us to take advantage of new technical paper product opportunities that we previously were unable to effectively support. This partnering approach has received the strong support of our key customers and is designed to position our business for growth.

        Improve Pulp Mill Efficiency and Cost Structure.    We have developed plans to improve our pulp mill efficiency and cost structure, and business teams are already actively engaged in these programs. To support this effort, we expect to allocate a major share of our planned capital investments during the next several years to improve the competitive position, technical capabilities and efficiency of our pulp operations. For example, we have developed plans to expand the low cost cogeneration of power at our Terrace Bay mill and other process efficiencies in our pulp operations. We also plan to continue to work jointly with the operating employees in the mills and in the Terrace Bay timberlands operation so that employee productivity and involvement remain or become a competitive strength of the Company.

        Transition to a Market Pulp Producer.    We plan to transition from an internal supplier of pulp as a part of Kimberly-Clark to a market pulp producer. As part of this transition, we have begun to develop our external pulp sales function, and we plan to make appropriate improvements in bale quality, customer support and technical support to enhance our ability to establish a broader pulp market customer base. We believe that our pulp supply agreement with Kimberly-Clark will provide us with a level of stability that will facilitate a successful transition.

        Improve Business Focus.    We believe our corporate focus on our core paper and pulp operations will allow us to improve our cost structure and supply chain management. In addition, we believe that our strategies as a stand-alone business following the Spin-Off will allow us to better allocate capital and research and development spending on our core businesses. As operating units within Kimberly-Clark, our facilities were managed and operated as parts of larger Kimberly-Clark business segments. We expect to achieve performance improvements through the establishment of common best practices, shared services, strategic capital investments, stretch targets and key performance indicators for cost savings, efficiency gains and process improvements. We intend to centrally manage our capital resources across our businesses by allocating funds based on business priority and financial returns. We plan to achieve improvements in both our supply chain efficiencies and management of working capital through the integration of these efforts within Neenah.

Products

        Fine Paper Business.    The fine paper business manufactures and sells world-class premium writing, text, cover and specialty papers used in corporate annual reports, corporate identity packages, invitations, personal stationery and high-end packaging. The net sales of the fine paper business were approximately $221 million in 2004, $210 million in 2003 and $225 million in 2002.

        Writing papers are used for business and personal stationery, corporate letterhead, corporate identity packages, private watermarked papers, envelopes and similar end-use applications. Market leading writing papers are sold by the fine paper business under the CLASSIC®, ENVIRONMENT®, NEENAH®, ATLAS® and OLD COUNCIL TREE® trademarks, which are denoted by a brand watermark in each sheet of writing paper. The fine paper business also sells private watermarked and other custom manufactured writing papers.

        Text and cover papers are used in applications such as corporate annual reports, corporate identity packages, insert advertising, direct mail, facility brochures, business cards, hang tags, scrapbooks, and a variety of other uses where colors, textured finishes or heavier weight papers are desired. The business's brands in this category include CLASSIC®, CLASSIC CREST® and ENVIRONMENT®. A variety of custom paper colors, paper finishes, and duplex/laminated papers are also offered for sale.

        The fine paper business produces and sells other specialty papers, including translucent papers, art papers, papers for optical scanning and other specialized applications, under the UV/ULTRA® II trademark and other brands.

        Technical Paper Business.    The technical paper business is a leading producer of durable, saturated and coated base papers for a variety of end uses, including tapes, premask, abrasives, labels, medical packaging, decorative components and heat transfer papers. The net sales of our technical paper business were approximately $132 million in 2004, $122 million in 2003 and $121 million in 2002. KIMDURA® and MUNISING LP® are brands of our technical paper business.

        Products of the technical paper business are typically sold as a component of a finished product. The technical paper business sells its products into five major market segments—tape, premask, abrasives, label and medical packaging—and ten other specialty segments. Several key market segments served, including tape and abrasives, are global in scope.

        The technical paper business produces tape base sheets from latex saturated crepe and flat papers and sells them to manufacturers to produce finished pressure sensitive products for sale in automotive, automotive aftermarket, industrial general purpose, transportation, manufacturing and building construction applications. Premask paper is used as a protective over wrap for products during the manufacturing process and for applying signs, labeling and other finished products.

        The technical paper business is a leading producer of latex saturated and coated abrasive backing papers for use by sandpaper manufacturers. The finished lightweight sandpaper is sold in the automotive, automotive aftermarket, construction, metal and woodworking industries for both waterproof and dry sanding applications.

        Label and tag products are produced from saturated (latex impregnated) base label stock and purchased synthetic (bi-axially stretched polypropylene film) base label stock. Top coatings are applied to the base label stock to allow for high quality variable and digital printing. The synthetic label stock of the technical paper business is recognized as a high quality, UV (ultra-violet) stable product used for outdoor applications. The business sells its label and tag stock to pressure sensitive coaters, who in turn sell the coated label and tag stock to the label printing community.

        The technical paper business's medical packaging paper is a polymer impregnated base sheet that provides a breathable sterilization barrier. When sealed together with film, this paper becomes a medical packaging material that allows sterilization from steam, ethylene oxide, or gamma radiation and at the same time provides unique barrier properties.

        Decorative components papers, designed for durability and flexibility, are made from light and medium weight latex saturated papers. The base paper can be reinforced with synthetic fiber for additional tear strength. Coatings can also be applied for printability. A variety of different base weights, colors and textures are available for sale to coater converters, distributors, publishers and printers for use in book covers, stationery and fancy packaging.

        Heat transfer papers are used to transfer an image from paper to tee shirts, hats, coffee mugs, and other surfaces. The technical paper business produces and applies a proprietary imaging coating to its heat transfer papers for use in digital printing applications. Heat transfer papers are primarily sold through large retail outlets and through master distributors who then offer small quantity options and services to the large number of customers in the supply channel.

        The technical paper business also produces and sells several other specialty papers including furniture backer, clean room paper and release paper.

        Pulp Business.    Our Terrace Bay mill produces hardwood and softwood pulp, about 50% of the fiber for which is harvested from approximately 4.6 million acres licensed to us. In 2004, more than 70% of the mill's output was consumed by Kimberly-Clark and approximately 11% was used by our fine paper and technical paper businesses. Terrace Bay's two major products are a fully bleached northern softwood kraft pulp used to manufacture publication, printing and writing, specialty papers and tissue grades and an exceptionally strong, high quality, fully bleached northern hardwood kraft pulp used to manufacture premium printing and writing papers, tissue, specialty and other quality papers. The Terrace Bay operation also sells softwood and hardwood logs from its timberlands operations to sawmills and veneer manufacturers who, in turn, sell wood chips and sawdust to Terrace Bay.

        Our Pictou mill also manufactures virgin softwood and hardwood pulp and various blends of each for sale to paper mill customers located primarily in Europe and North America. The mill's two major products are Pictou HARMONY® Softwood (northern bleached softwood kraft pulp) and Pictou Hardwood (northern bleached hardwood kraft pulp). The Pictou mill's principal customer has been Kimberly-Clark, which in 2004 consumed more than 80% of Pictou's bleached kraft output.

        The net sales of our pulp business were approximately $449 million in 2004, $405 million in 2003 and $380 million in 2002.

Markets and Customers

        Fine Paper Business.    Premium writing papers are used primarily for stationery and corporate identification applications. This market segment is divided into cotton and sulfite grades, while the text and cover segment is split between smooth papers and textured papers. Text papers have traditionally been utilized for special, high end collateral material such as corporate brochures, annual reports and special edition books. Cover papers are used as covers primarily for business cards, pocket folders, brochures and report covers including annual corporate reports.

        The fine paper business sells its products through our sales and marketing organizations primarily in three channels: authorized paper distributors, converters and direct sales to specialty businesses. Distributor sales account for approximately 85% of our customer base in the fine paper business, including distributor owned paper stores. There is also a small but growing sales channel in office supply catalogs and business copy center stores, primarily to distributors in North America. Less than 5% of the sales of our fine paper business in 2004 were exported to international distributors in Europe, South Africa, Asia and Australia.

        Sales by the fine paper business to its three largest customers (two of which are distributors) represented approximately 45% of its total sales in 2004. Although a complete loss of any one of these customers would cause a temporary decline in the business's sales volume, the decline could be partially offset by expanding sales to existing distributors, and further offset over a several month period with the addition of new distributors.

        Technical Paper Business.    The technical paper business relies on its direct sales team and marketing organizations to sell its products into 15 separate market segments in the U.S. and 38 export markets. Such segments, broadly defined as polymer impregnated and synthetic paper, include papers used as components in the following applications: saturated label, clean room papers, release papers, abrasives, masking tape, decal premask, heat transfer, medical packaging, decorative components, durable printing papers, furniture components, washable tag, and industrial components. Our technical paper business is recognized as a leading specialty paper manufacturer and enjoys either the number one or two market position in the following market segments: furniture components, washable tag, decal premask, saturated label, clean room, saturated release paper, reinforced medical packaging and saturated abrasive backings.

        Several traditional products (abrasives, tapes, labels) are used in markets that are directly affected by economic business cycles. Other market segments such as heat transfer papers used in small/home office and consumer applications are relatively stable. Price competition is common in most of the segments served by the technical paper business and has increased recently due to a trend of using film and other lower cost substrates instead of paper in some applications.

        The technical paper business relies on a team of direct sales representatives and customer service representatives to market and sell approximately 95% of its sales volume directly to customers and converters in 39 countries. Less than 5% of the sales of the technical paper business are sold through industrial distributors.

        The technical paper business has over 500 customers worldwide. The distribution of sales in 2004 was approximately 71% in North America, 16% in Europe, 7% in Latin America and 6% in Asia. Customers typically convert and transform base papers and film into finished rolls and sheets by adding adhesives, coatings and finishes. Such transformed product is then sold to end-users.

        Several of the smaller customers of the technical paper business have been acquired by larger multinational corporations with multiple manufacturing locations. These larger organizations have implemented global purchasing strategies which give them increased leverage in price negotiations. The primary global customers of the technical paper business are 3M Company, Perfecseal, Avery Dennison Corporation and Saint-Gobain Group.

        Pulp Business.    Northern bleached softwood kraft pulp is used by paper mills to manufacture printing and writing paper and tissue. In 2004, worldwide demand for northern bleached softwood kraft market pulp (which excludes pulp produced for internal consumption by integrated pulp manufacturers) was estimated to be 11.6 million metric tons, of which about 6.5 million metric tons were produced in Canada. The United States consumed an estimated 2.3 million metric tons of northern bleached softwood kraft pulp in 2004, followed by Western Europe at 1.9 million metric tons and China at 1.0 million metric tons. Prior to the Spin-Off, the Terrace Bay and Pictou pulp mills transferred over 90% of their output of northern bleached softwood kraft pulp to Kimberly-Clark. Excluding output transferred to our fine paper and technical paper businesses, in 2004 more than 75% of the northern bleached softwood kraft pulp production of the Terrace Bay and Pictou mills was transferred to Kimberly-Clark.

        In 2004, worldwide demand for hardwood market pulp was estimated to be 18 million metric tons of which an estimated 1.9 million metric tons were northern bleached hardwood kraft pulp produced in Canada. In 2004, the United States and Asia consumed approximately 0.5 million metric tons of Canadian northern bleached hardwood kraft pulp, followed by Europe at 0.41 million metric tons.

        In 2004, Terrace Bay and Pictou produced about 113,000 metric tons and 40,000 metric tons of northern bleached hardwood kraft pulp, respectively. In 2004, the Terrace Bay and Pictou mills transferred approximately 102,000 metric tons and 24,000 metric tons of northern bleached hardwood kraft pulp to Kimberly-Clark and our fine paper business, respectively. The balance of the pulp mills' output of northern bleached hardwood kraft pulp was sold to paper mills in the northeastern and midwestern United States.

        Northern bleached softwood kraft pulp and northern bleached hardwood kraft pulp are commodity products whose prices are subject to substantial increase or decrease depending on production capacity and customer demand. Northern bleached hardwood kraft pulp is subject to increasing competition, primarily from lower priced South American eucalyptus pulp and excess capacity of northern bleached hardwood kraft pulp.

        Historically, the Pictou and Terrace Bay pulp mills have transferred their pulp directly to Kimberly-Clark and used brokers for sales to external customers.

        For the years ended December 31, 2004, 2003 and 2002, we had net sales for pulp transferred to Kimberly-Clark of $351.0 million, $305.1 million and $262.1 million, respectively. No single customer, other than Kimberly-Clark, accounted for more than 10% of our net sales in those years.

Raw Materials and Energy

        Fine Paper Business.    Wood pulp is the primary fiber used to produce products of the fine paper business. Our fine paper business consumed approximately 54,000 and 48,000 metric tons of hardwood pulp in 2004 and 2003, respectively, approximately 45% to 50% of which was supplied by the Terrace Bay pulp mill. Other significant raw material inputs in the production of products of the fine paper business include cotton fiber, recycled fiber, dyes and fillers. Except for pulp, the fine paper business purchases all of its raw materials externally.

        Technical Paper Business.    The technical paper business purchases latex, a primary raw material used to produce its products, from various suppliers. Wood pulp is the other main raw material consumed, approximately two-thirds of which is supplied by the Terrace Bay pulp mill. Except for pulp, the technical paper business purchases all of its other raw material requirements externally. We believe that all of the raw materials that we must purchase for our technical paper operations, except for certain specialty latex grades, are readily available from several sources and that the loss of a single supplier would not cause a shutdown of our manufacturing operations. An interruption in supply of a latex specialty grade, however, could disrupt and eventually cause a shutdown of production of certain technical paper latex specialty grades.

        Pulp Business.    Wood chips are the primary raw material needed to produce hardwood and softwood pulp. The Terrace Bay mill operation produces pulpwood and logs, about 50% of which is harvested from timberlands licensed to us by the Province of Ontario. The Pictou mill obtains its wood chips from several sawmills under agreements whereby Pictou supplies to the sawmills wood harvested from its own timberlands and 200,000 acres of licensed and managed land in Nova Scotia, and in return the sawmills supply wood chips to the Pictou mill. The price of wood chips can vary significantly based on the cost of logs and the strength of demand in the lumber and pulp markets. Other important raw materials used by the Terrace Bay and Pictou pulp mills are chemicals and supplies. The Terrace Bay and Pictou pulp mills purchase all of these other raw materials externally.

        Except for wood chips used by our pulp mills and certain specialty latex grades used by our technical paper business, we are not aware of any significant concentration of business transacted with a particular supplier that could, if suddenly eliminated, have a material adverse affect on our operations. In 2004, over 60% of the wood chips used by the Pictou mill were supplied by two suppliers and approximately 55% of the wood chips used by the Terrace Bay mill were supplied by one supplier. While we believe that alternative sources of critical supplies, such as wood chips, would be available, disruption of our primary sources could create a temporary, adverse effect on product shipments. An interruption in the supply of a latex specialty grade to our technical paper business, which we currently obtain from a single source, could disrupt and eventually cause a shutdown of production of certain technical paper latex specialty grades.

        The pulp and paper making processes use significant amounts of energy, primarily electricity, natural gas, oil, coal and bark fuel to operate the equipment and paper machines used in the manufacture of pulp and the products of the fine paper and technical paper businesses. We generate substantially all of our electrical energy at the Munising and Pictou mills and approximately one-third of the electrical energy at the Terrace Bay mill. We are evaluating potential cogeneration arrangements to supply the balance of the power requirements at the Terrace Bay mill, which would lower the cost of electricity. We also purchase electrical energy from external sources. Availability of energy is not expected to be a problem in the foreseeable future, but the purchase price of such energy can and likely will fluctuate significantly based on fluctuations in demand and other factors. We currently have forward purchase contracts that fix our cost for certain quantities of electricity through 2005 and natural gas through 2006. The ratification of the Kyoto Protocol by Canada may result in lower limits for the emission of carbon dioxide and other greenhouse gases. The specific emission limitations in respect of our Canadian operations are unknown and uncertain and may increase costs.

        An adequate supply of water is needed to manufacture our products. We believe that there is an adequate supply of water for this purpose at each of our manufacturing locations.

Working Capital

        Fine Paper Business.    The fine paper business maintains approximately 20 to 22 days of raw material inventories to support its paper making operations and about 30 days of finished goods inventory to fill customer orders. Its sales terms range between 20 and 30 days for payment by its customers, with 20-day terms used most often. Supplier invoices are typically paid within 30 days.

        Technical Paper Business.    On average, the technical paper business maintains approximately 10 to 12 days of inventory of raw materials and supplies to support its manufacturing operations and approximately 18 to 20 days of finished goods inventory to support customer orders for its products. Sales terms in the technical paper business vary depending on the type of product sold and customer category. Extended credit terms of up to 60 days are typically offered to customers located in export markets. On average during 2004, supplier invoices were paid in approximately 20 days.

        Pulp Business.    The Pictou and Terrace Bay pulp operations maintain harvested log inventories on the ground for up to three months and six months, respectively. They also maintain other raw material and supplies inventories ranging from 3 to 30 days to support their pulp making operations. The pulp mills typically maintain finished pulp inventories of 7 to 8 days to fill customer orders, and inventories related to a few grades for up to 60 days. For purchases other than wood chips, the pulp mills typically carry accounts payable at 30 to 45-day levels in accordance with various purchasing terms. Chip purchases are generally paid in 5 to 10 days from receipt. Sales terms generally range from 30 to 60 days with the majority at 45 days pursuant to the pulp supply agreement with Kimberly-Clark.

Competition

        Fine Paper Business.    We believe that our fine paper business is a leading supplier of premium writing, text, cover and specialty papers in North America. The fine paper business competes directly in the sale of these papers in this market with large competitors, including International Paper Company, Fox River Paper Company, Wausau-Mosinee Paper Corporation, Mohawk Paper Mills, Inc. and five to six smaller companies. We believe that the primary bases of competition for premium writing, text and cover papers are brand recognition, product quality, service, availability, and promotional support, with price being a less important factor. We have and will continue to invest in advertising and other programs aimed at graphic designers, printers and corporate end-users in order to communicate the advantages of using our products.

        Technical Paper Business.    In the tapes, abrasives, medical packaging, label and decorative components segments, our technical paper business competes in North American and global markets with a number of competitors, including FiberMark, Inc., Arjo Wiggins USA, Inc., MeadWestvaco Corporation, Arkwright, Inc. and Ahlstrom Corporation. It also competes in some, but not all, of these segments with smaller regional manufacturers, such as Monadnock. We believe the bases of competition in most of these segments are price and the ability to design and develop customized product features to meet customer specifications while maintaining quality and customer service. We believe that our research and development program gives us an advantage in customizing base papers to meet customer needs. Although delivered pricing has become an increasingly important factor in supplier selection, our technical paper business has been able to retain and to grow its customer base in recent years.

        Pulp Business.    The principal competitors of the Pictou and Terrace Bay pulp mills in the production of softwood and hardwood kraft pulp are Tembec, International Paper Company, The SFK Group, Bowater Incorporated and Domtar Inc. In addition, competition is increasing from lower priced eucalyptus pulp manufacturers in South America. Most of this pulp is sold to paper mills in the eastern and midwestern United States and in Europe. The basis of competition for pulp is primarily price, including the freight cost to customer locations, pulp performance attributes and consistent quality.

Pulp pricing is cyclical with increases and decreases primarily driven by general economic conditions and pulp production capacity.

Research and Development

        Our main research and development laboratory is located in Roswell, Georgia.

        The technical paper business also maintains a research and development laboratory in Munising, Michigan to support its strategy of developing new products and technologies, and to support growth in its existing product lines and other strategically important markets. The technical paper business has continually invested in product research and development with $1.4 million in 2004, $1.5 million in 2003 and $1.6 million being spent in 2002.

        The Pictou and Terrace Bay pulp mills spent about $1.1 million in total over the last three years on pulp research and development focused on improving pulp strength and pulp process improvements such as bleaching. Development in these areas has led to reduced manufacturing costs at each of the pulp mills and in customers' operations.

Intellectual Property

        We own 53 trademarks with registrations in 50 countries. Our business has built its market leading reputation on trademarked brands that date back as far as 1908. The CLASSIC family of brands is one of the most well known and respected trademarks in the printing and writing industry. The CLASSIC family includes CLASSIC CREST®, The CLASSIC® Laid, CLASSIC® Linen, CLASSIC COLUMNS® and CLASSIC COTTON® papers. The CLASSIC family of products with the addition of the ENVIRONMENT®, ATLAS™, OLD COUNCIL TREE® and UV/ULTRA® II brands have played an important role in the marketing of the product lines of the fine paper business, which are recognized as an industry leader for quality, consistency and printing applications.

        The KIMDURA® and MUNISING LP® trademarks have made a significant contribution to the marketing of synthetic film and clean room papers of the technical paper business.

        We own 38 patents and have 11 pending patent applications in the United States, Canada, Western Europe and certain other countries covering heat transfer paper, abrasives, medical packaging and fiber modification in the pulping process. We believe that our heat transfer patents have contributed to establishing the technical paper business as a leading supplier of heat transfer papers.

Backlog and Seasonality

        Fine Paper Business.    The fine paper business has historically experienced a steady flow of orders with a 1 to 2% reduction in the fourth quarter due to a slow down in the printing industry and adjustment of customer inventories. Orders for stock products are typically shipped within two days, while custom orders are shipped within two to three weeks of receipt. Raw material purchases and manufacturing schedules are planned based on a combination of historical trends, customer forecasts and current market conditions. The order backlogs in the fine paper business on December 31, 2004 and December 31, 2003 were $4.3 million and $4.7 million, respectively, representing 5.1 and 5.7 days, respectively, of sales.

        Technical Paper Business.    Historically, the technical paper business has had a steady quarter to quarter shipments flow with small reductions in the third and fourth quarters due to international customer vacations and other downtime in July and August and a reduction in inventory levels by our customers in November and December. Notwithstanding relatively steady shipments from quarter to quarter, the order flow for the technical paper business is subject to seasonal peaks for several of its products, such as the larger volume grades of tape, abrasives, premask, and label stock used primarily in the downstream finished goods manufacturing process. To assure timely shipments during these seasonal peaks, the technical paper business has agreements with customers accounting for approximately 35% of its annual sales to manufacture orders and hold them in inventory for later shipment. The technical paper business also manages these peaks with sales on consignment representing about 8% of its annual sales. Orders are typically shipped within six to eight weeks of receipt of the order. However, the technical paper business periodically experiences periods where order entry levels surge, and backlog increases substantially, such as in 2004 when backlogs reached 43 weeks. Raw materials are purchased and manufacturing schedules are planned based on customer forecasts, current market conditions and individual orders for custom products. The order backlogs in the technical paper business on December 31, 2004 and December 31, 2003 were $32 million and $24 million, respectively, representing approximately 24 and 20 percent of prior year sales, respectively.

        Pulp Business.    The Pictou and Terrace Bay pulp mills take 10 to 14-day shutdowns each year for major maintenance, typically in either May or September, thereby reducing pulp shipments in the second and third quarters. Shutdowns for maintenance and capital projects are sometimes taken in other quarters, resulting in a variation in quarter-to-quarter pulp shipments. Customer order patterns are consistent, except for a moderate reduction in European orders in the summer. In North America, orders are generally placed one month in advance, while European orders are based on a three-month rolling forecast.

Employee and Labor Relations

        As of December 31, 2004, we had 2,060 regular full time employees of whom 626 hourly and 252 salaried employees were located in the United States and 936 hourly and 246 salaried employees were located in Canada.

        Hourly employees at the Neenah, Whiting and Munising mills are represented by locals of the Paper, Allied Industrial, Chemical and Energy Worker's International Union. The collective agreements for the Neenah and Munising mills expire on July 1, 2005 and July 15, 2005, respectively. The collective agreement at the Whiting mill expired on February 1, 2005 and contract negotiations are currently in process. Additionally, these mills have bargained jointly with the union on pension matters. The agreements on pension matters for these mills expire June 30, 2007. We believe that employee and union relations at each of our U.S. locations are good.

        Hourly employees at the Terrace Bay pulp mill are represented by locals of the Paper, Allied Industrial, Chemical and Energy Worker's International Union and the International Brotherhood of Electrical Workers with each collective bargaining agreement expiring on May 1, 2007. Hourly employees at our Longlac, Ontario operations are represented by Local I-2693 of the United Steelworkers of America with a collective bargaining agreement which expires on September 1, 2005. Hourly employees at the Pictou pulp mill are represented by Local 440 of the Communication, Energy and Paper Workers Union with a collective bargaining agreement which expired on June 1, 2004. By operation of Nova Scotia labor law, the terms of the expired collective bargaining agreement remain in effect until completion of the collective bargaining process. We believe that employee and union relations at these locations are good.

Environmental, Health and Safety Matters

        Our operations are subject to federal, state, provincial and local laws, regulations and ordinances relating to various environmental, health and safety matters. Our operations are in compliance with, or we are taking actions designed to ensure compliance with, these laws, regulations and ordinances. However, the nature of our operations exposes us to the risk of claims concerning non-compliance with environmental, health and safety laws or standards, and there can be no assurance that material costs or liabilities will not be incurred in connection with those claims. Except for certain orders issued by environmental, health and safety regulatory agencies with which we believe we are in compliance and which we believe are immaterial to our financial condition, results of operations and liquidity, we are not currently named as a party in any judicial or administrative proceeding relating to environmental, health and safety matters.

        While we have incurred in the past several years, and will continue to incur, capital and operating expenditures in order to comply with environmental, health and safety laws, regulations and ordinances, we believe that our future cost of compliance with environmental, health and safety laws, regulations and ordinances, and our exposure to liability for environmental, health and safety claims will not have a material adverse effect on our financial condition, results of operations or liquidity. However, future events, such as changes in existing laws and regulations, or contamination of sites owned, operated or used for waste disposal by us (including currently unknown contamination and contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material adverse effect on our financial condition, results of operations or liquidity.

        We incur capital expenditures necessary to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States and Canada. For these purposes, we have planned capital expenditure programs for which we anticipate incurring approximately $4 million in 2005 and approximately $14 million in 2006, of which no material amount is the result of environmental fines or settlements. These capital expenditures are not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

AVAILABLE INFORMATION

        We have recently become subject to the reporting requirements of the Securities Exchange Act. As such, we will file quarterly and current reports and other information, and we will file annual reports and proxy statements, with the Securities and Exchange Commission ("SEC"). Our SEC filings are available to the public over the Internet at the SEC's web site at www.sec.gov. You may also read and copy any document we file at the SEC's public reference room in Washington, D.C., 450 5th Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our common stock is traded on the New York Stock Exchange under the symbol "NP". You may inspect the reports, proxy statements and other information concerning us at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

        Our web site is www.neenah.com. Our reports on Form 10-K, Form 10-Q and Form 8-K, as well as amendments to those reports, are and will be available free of charge on our web site as soon as reasonably practicable after we file or furnish such reports with the SEC. In addition, you may request a copy of any of these reports (excluding exhibits) at no cost by writing to us at: Investor Relations, Neenah Paper, Inc., Preston Ridge III, 3460 Preston Ridge Road, Suite 600, Alpharetta, Georgia 30005.

RISK FACTORS

        You should carefully consider each of the following risks and all of the other information contained in this Annual Report on Form 10-K. Some of the risks described below relate principally to our business and the industry in which we operate, while others relate principally to our separation from Kimberly-Clark. The remaining risks relate principally to the securities markets generally and ownership of our common stock.

        Our business, financial condition, results of operations or liquidity could be materially adversely affected by any of these risks, and, as a result, the trading price of our common stock could decline. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to Our Business and Industry

Our historical financial data is not representative of our results as a separate company and, therefore, will not be reliable as an indicator of our future performance.

        The historical combined financial data we have included in this Annual Report present the results of operations and financial position of the businesses transferred to us as they were historically operated by Kimberly-Clark. Accordingly, this data is not indicative of our future performance, nor does it reflect what our financial position and results of operations would have been had we operated as a separate, independent company during the periods presented. This is because, among other things:

  •
  our pulp mills now supply pulp to Kimberly-Clark on terms that are significantly different than those in place prior to the Spin-Off (for a description of what our results of operations would have been if the new terms had been in place during periods prior to the Spin-Off, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Outlook");

  •
  we now supply pulp to other customers instead of supplying more than 90% of our production to Kimberly-Clark;

  •
  we have made adjustments and allocations, primarily with respect to corporate and administrative costs, because Kimberly-Clark did not account for us as, and we were not operated as, a single, stand-alone business for periods presented prior to the Spin-Off;

  •
  the information does not reflect changes that we expect to occur in the future as a result of our separation from Kimberly-Clark, including taxes, capital spending projects, employee and transition services matters, the establishment of new offices and certain ongoing full-year incremental expenses such as selling, general and administrative expenses; and

  •
  we will incur interest expense related to the issuance of $225 million principal amount of 7.375% senior notes due 2014 and our entry into a credit agreement that provides for up to $150 million of secured borrowings.

        For additional information about our past financial performance, see "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited and unaudited historical consolidated and combined financial statements included elsewhere in this Annual Report.

Our pulp business operates in a cyclical industry which can have an impact on our operating results.

        Wood pulp is a commodity for which there are multiple other suppliers. Typically, commodities businesses compete primarily on the basis of price and availability. The revenues from producing a commodity tend to be cyclical, with periods of shortage and rapidly rising prices leading to increased production and increased industry investment until supply exceeds demand. Those periods are then typically followed by periods of reduced prices and excess and idled capacity until the cycle is repeated.

        The following chart shows price information for northern softwood kraft pulp from 1980 to 2004 and illustrates the cyclical nature of the pulp industry:

Pulp Price Trends
Northern Bleached Softwood Kraft Pulp

Source: Resource Information Systems, Inc.

        The markets and profitability of have been, and are likely to continue to be, cyclical. Accordingly, we must continuously and effectively manage our production and capacity to be able to respond effectively to business cycles in the pulp industry.

If we are unable to effectively respond to the significant challenges faced by our pulp business, which has experienced losses in recent periods, our financial condition and results of operations will be materially and adversely affected.

        We expect that our pulp business will continue to face a number of significant challenges relating to, among other things, the cyclical nature of the pulp industry (as described in the risk factor above), our cost structure, particularly at our Terrace Bay mill, and other factors.

        Because our pulp business competes primarily on the basis of price and availability, the financial success of our pulp mills depends on their ability to produce pulp at a competitive cost. Our ability to contain or reduce costs at our pulp mills is significant to our business. We believe that our Terrace Bay mill currently has an unfavorable cost structure, with the cost of wood at Terrace Bay being the single most important contributing factor.

        If our pulp business had been operated on a stand-alone basis during 2004 (prior to the Spin-Off), 2003 and 2002 and if transfers of pulp to Kimberly-Clark in those years had reflected the prices at which we expect to sell pulp to Kimberly-Clark after the Spin-Off, we estimate that our pulp business would have reported gross profit (losses) of approximately $19 million, $21 million and $7 million in 2004, 2003 and 2002, respectively. Those pro forma gross profit (losses) would have represented in 2004, 2003 and 2002 a decrease in our gross profit of about $26 million, about $25 million and about $18 million, respectively. The decrease in gross profit would have resulted primarily from lower market prices for pulp during those years, the resulting prices at which we would have transferred pulp to Kimberly-Clark during those years, the high costs at our Terrace Bay mill and the impact of a weakening U.S. dollar relative to the Canadian dollar in 2004 and 2003. For our pulp business to be profitable after the Spin-Off, we must reduce costs at our Terrace Bay mill even if pulp prices increase. Although we are attempting to implement strategies to reduce costs at the mill, we can give you no assurance that we will be able to reduce those costs to a level at which we can profitably sell pulp produced by our Terrace Bay mill.

        For a description of additional challenges and risk factors facing our pulp business see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Introduction" and "—Business Outlook."

The terms of our pulp supply agreement with Kimberly-Clark may require us to sell pulp at prices that are lower than the prices at which we may be able to sell pulp to other customers.

        The pulp supply agreement that we have entered into with Kimberly-Clark requires us to supply and Kimberly-Clark to purchase pulp from our Pictou and Terrace Bay mills over several years. The prices at which we sell pulp to Kimberly-Clark under the new supply agreement reflect a discount from published industry index prices that may be greater than the discount reflected in sales to other customers, particularly during periods in which demand for pulp exceeds supply. The pulp supply agreement also contains minimum and maximum prices for northern bleached softwood kraft pulp shipped to North America prior to December 31, 2007 which may result in us charging Kimberly-Clark prices that are lower than those we could obtain from other customers.

        Furthermore, the new pulp supply agreement is a supply-or-pay arrangement. Accordingly, if we do not supply the required minimum quantities of pulp to Kimberly- Clark, we must pay Kimberly-Clark for the shortfall based on the difference between the contract price and any higher price that Kimberly-Clark otherwise pays to purchase the pulp, plus 10% of the difference. If such an event were to occur, our business could be materially adversely affected.

Fluctuations in currency exchange rates could adversely affect our results.

        Changes in the Canadian dollar exchange rate relative to the U.S. dollar have an effect on our results of operations and cash flows. Exchange rate fluctuations can have a material impact on our financial results because substantially all of our pulp mills' expenses are incurred in Canadian dollars and our pulp revenues are denominated in U.S. dollars. For example, in 2004, a hypothetical $0.01 increase in the Canadian dollar relative to the U.S. dollar would have decreased our income before income taxes by approximately $6 million, excluding additional currency remeasurement losses. We anticipate continued strength for the Canadian dollar relative to the U.S. dollar. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Outlook."

        We use hedging arrangements to reduce our exposure to exchange rate fluctuations, although these arrangements could result in us incurring higher costs than we would incur without the arrangements.

        The following chart shows changes in the U.S./Canadian dollar exchange rate from 1980 to 2004:

U.S. $/Canadian $ Exchange Rate History

Source: Resource Information Systems, Inc.

        In addition, because we transact business in other foreign countries, some of our revenues and expenses are denominated in a currency other than the local currency of our operations. As a result, changes in exchange rates between the currency in which the transaction is denominated and the local currency of our operations into which the transaction is being recorded can impact the amount of local currency recorded for such transaction. This can result in more or less local currency revenues or costs related to such transaction, and thus have an effect on our income before income taxes.

The availability of and prices for raw materials and energy will significantly impact our business.

        We purchase a substantial portion of the raw materials and energy necessary to produce our products on the open market, and, as a result, the price and other terms of those purchases are subject to change based on factors such as worldwide supply and demand and government regulation. We do not have significant influence over our raw material or energy prices and generally do not possess enough power to pass increases in those prices along to purchasers of our products, unless those increases coincide with increased demand for the product. Therefore, raw material or energy prices could increase at the same time that prices for our products are decreasing. In addition, we may not be able to recoup other cost increases we may experience, such as those resulting from inflation or from increases in wages or salaries or increases in the health, pension or other employee benefits costs, insurance costs or other costs.

        We obtain most of the wood fiber we require for our Terrace Bay pulp mill and a portion of the wood fiber required for our Pictou pulp mill from timberland areas licensed by the Ontario and Nova Scotia provincial governments, respectively. These governments have granted us non-exclusive licenses for substantial timberland areas from which we obtain fiber, and we also obtain fiber harvested from timberland areas licensed to others by these governments. There can be no assurance that the amount of fiber that we are allowed to harvest from these licensed areas will not be decreased, or that our licenses will continue to be renewed or extended by the governments on acceptable terms. In each of the areas where our Canadian pulp mills are located, there is increasing competition for wood fiber from various other users. Concerns over the sustainability of forestry practices, particularly in the "boreal forest" area of northern Canada, may also lead to reductions in the timberlands available for harvest to supply our pulp mills. A number of North American non-governmental environmental organizations have launched a campaign to permanently set aside and protect from harvesting significant portions of boreal forest, including portions of the timberlands that supply wood to the Terrace Bay mill. In addition, aboriginal groups have made land claims against various levels of government which, if successful, would further reduce the timberlands from which wood could be harvested for our mills. Changes in governmental practices and policies as they apply to us and to others from whom we obtain fiber also may result in less fiber being available, increased costs to obtain the fiber and additional expense in meeting forestry and silvicultural standards. These results could have a material adverse effect upon our financial position, liquidity and results of operations.

        In addition, in 2004, over 60% of the wood chips used by the Pictou mill were supplied by two suppliers, and approximately 55% of the wood chips used by the Terrace Bay mill were supplied by one supplier. While we believe that alternative sources of critical supplies, such as wood chips, would be available, disruption of our primary sources could create a temporary, adverse effect on product shipments. Also, an interruption in supply of a latex specialty grade to our technical paper business, which we currently obtain from a single source, could disrupt and eventually cause a shutdown of production of certain technical paper latex specialty grades.

Our mills may experience unexpected or prolonged shutdowns, which would adversely affect our financial position and results of operations.

        Our pulp mills require annual shutdowns to perform major maintenance because they normally operate continuously. We generally schedule shutdowns of two weeks each year at our mills. The annual scheduled shutdown of our pulp mills impacts our profitability and cash flow in the fiscal quarter in which the shutdown occurs. The annual pulp mill maintenance shutdowns at Terrace Bay and Pictou occurred in September and October 2004, which resulted in substantially lower operating results and lower production volumes for those months. In addition to scheduled shutdowns, as described above, depressed pulp prices may cause pulp mills to shut down for a period of time if pulp prices fall to a level where it would be uneconomic to operate the mill.

        Unexpected production disruptions could also cause us to shut down any of our mills. Those disruptions could occur due to any number of circumstances, including shortages of raw materials, disruptions in the availability of transportation, labor disputes and mechanical or process failures. Specifically, the failure of any of our recovery boilers would result in a significant disruption to our business.

        If our mills are shut down, they may experience prolonged startup periods, regardless of the reason for the shutdown. Those startup periods could range from several days to several weeks, depending on the reason for the shutdown and other factors. The shutdown of any of our mills for a substantial period of time for any reason could have a material adverse effect on our financial position and results of operations.

The results of our pulp business will depend on our pulp supply agreement with Kimberly-Clark and our ability to supply other customers.

        The historical results of our pulp business have been based almost entirely on pulp transfers to Kimberly-Clark. Kimberly-Clark is our largest customer and purchases pulp from us pursuant to the terms of a pulp supply agreement. If the pulp supply agreement were to be terminated, our financial condition and results of operations would be materially and adversely affected.

        We have begun to supply increasing quantities of pulp to customers other than Kimberly-Clark. The success of our pulp business will depend in part upon our ability to effectively market our pulp to new customers, to earn customer acceptance of our pulp and to continue to effectively supply those new customers. If we are unable to effectively market our pulp to customers other than Kimberly- Clark, our financial condition, results of operations and liquidity would be materially and adversely affected.

Our business will suffer if we are unable to effectively respond to decreased demand for some of our products.

        We have experienced and may continue to experience decreased demand for some of our existing products. For example, our fine paper business has experienced decreased demand as a result of the growing use of digital and electronic communications media, while our technical paper business must cope with a trend to replace durable papers with synthetic films. Our pulp business, and in particular the northern bleached hardwood kraft pulp produced at our Terrace Bay mill, must compete with an increasing supply of, and in some cases customer preference for, lower priced eucalyptus pulps produced by competitors in the southern hemisphere. If we are unable to implement our business strategies to develop new sources of demand to effectively respond to decreased demand for our existing products, our financial position and results of operations would be adversely affected.

Our activities are subject to extensive government regulation, which could increase our costs, cause us to incur liabilities and adversely affect the manufacturing and marketing of our products.

        Our operations are subject to federal, state, provincial and local laws, regulations and ordinances in both the United States and Canada relating to various environmental, health and safety matters. The nature of our operations requires that we invest capital and incur operating costs to comply with those laws, regulations and ordinances and exposes us to the risk of claims concerning non-compliance with environmental, health and safety laws or standards. We cannot assure you that significant additional expenditures will not be required to maintain compliance with, or satisfy potential claims arising from, such laws, regulations and ordinances. Future events, such as changes in existing laws and regulations, increasingly strict enforcement policies or contamination of sites owned, operated or used for waste disposal by us (including currently unknown contamination and contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs that could require significantly increased capital expenditures and operating costs, which would reduce the funds otherwise available for operations, capital expenditures, future business opportunities or other purposes. For example, the ratification of the Kyoto Protocol by Canada may result in lower limits for the emission of carbon dioxide and other greenhouse gases. The specific limitations in respect of our Canadian operations are unknown and uncertain and may increase costs.

The outcome of legal actions and claims may adversely affect us.

        We are involved in legal actions and claims arising in the ordinary course of our business. As described under "Legal Proceedings," we will indemnify Kimberly-Clark for certain liabilities and costs arising out of a lawsuit involving a vehicle accident in which the plaintiff sustained severe injuries, including paralysis, as a result of the accident. The outcome of that lawsuit and other legal actions and claims against us cannot be predicted with certainty. That lawsuit and other legal actions and claims against us could have a material adverse effect on our financial condition, results of operations and liquidity.

We have significant pension liabilities.

        We have significant pension liabilities which could require future funding beyond that which we have funded in the past or which we currently anticipate. For example, in 2004 total contributions to our pension trust were $16.6 million. A material increase in funding requirements could have a material adverse effect on our cash flows and liquidity.

The markets for all of our products are affected by general economic conditions.

        The markets for all of our products are affected to a significant degree by general economic conditions. Any downturn in the U.S. economy or in our export markets could adversely affect our business.

Labor interruptions would adversely affect our business.

        All of our hourly paid employees are unionized. In addition, some of our key customers and suppliers are also unionized. Several of our labor agreements have expired or are scheduled to expire in 2005. Strikes, lockouts or other work stoppages or slow downs involving our unionized employees could have a material adverse effect on us.

Our operating results are likely to fluctuate.

        Our operating results are subject to substantial quarterly and annual fluctuations due to a number of factors, many of which are beyond our control. Such factors may include, among others, the effects of competitive pricing pressures, decreases in average selling prices of our products, production capacity levels and manufacturing yields, availability and cost of products from our suppliers, the gain or loss of significant customers, our ability to develop, introduce and market new products and technologies on a timely basis, changes in the mix of products produced and sold, seasonal customer demand and environmental costs. Operating results also could be adversely affected by increasing interest rates and other general economic and other conditions causing a downturn in the market for paper products. The foregoing factors are difficult to forecast, and these or other factors could materially adversely affect our quarterly or annual operating results.

We face many competitors, several of which have greater financial and other resources.

        We face competition in each of our business segments from companies that produce the same type of products that we produce or that produce alternative products that customers may use instead of our products. Many of our competitors have greater financial, sales and marketing, or research and development resources than we do. Greater financial resources and product development capabilities may also allow our competitors to respond more quickly to new opportunities or changes in customer requirements.

Risks Related to the Spin-Off and Our Separation from Kimberly-Clark

We could incur significant tax liabilities if the Spin-Off becomes a taxable event.

        Kimberly-Clark received a private letter ruling from the U.S. Internal Revenue Service regarding the U.S. federal income tax consequences of the Spin-Off substantially to the effect that, for U.S. federal income tax purposes, the transfer of our business to us by Kimberly-Clark and the distribution of our common stock qualified as a tax-free transaction under Sections 368(a)(1)(D) and 355 of the Internal Revenue Code of 1986, as amended. Although the private letter ruling is generally binding on the Internal Revenue Service, if the factual representations and assumptions made in the private letter ruling were incorrect in any material respect at the time of the Spin-Off, the private letter ruling could be retroactively revoked or modified by the Internal Revenue Service. If, notwithstanding the private letter ruling, the Spin-Off is determined to be a taxable transaction, our stockholders and Kimberly-Clark could be subject to significant U.S. federal income tax liability.

        The Spin-Off could become taxable as a result of actions or events that occur after the Spin-Off. In that case, we and Kimberly-Clark could be liable for, and we could be required to indemnify and pay Kimberly-Clark for, taxes and resulting liabilities imposed upon Kimberly-Clark stockholders with respect to the Spin-Off. As part of the Spin-Off, we entered into a tax sharing agreement with Kimberly-Clark that allocated between Kimberly-Clark and us the taxes and liabilities relating to any failure of the Spin-Off to be tax-free.

        The Spin-Off could become taxable to Kimberly-Clark (but not its stockholders) under Section 355(e) of the Internal Revenue Code if, pursuant to a plan or series of transactions related to the Spin-Off, we engage in, or enter into an agreement to engage in, a transaction that would result in a 50% or greater change by vote or value in our stock ownership, or if Kimberly-Clark engages in, or enters into an agreement to engage in, a transaction that would result in a 50% or greater change by vote or value in its stock ownership. Such transactions are presumed to occur pursuant to a plan or series of transactions related to the Spin-Off if they occur during the four-year period beginning on the date that begins two years before the date of the Spin-Off, unless it is established that such transactions did not occur pursuant to a plan or series of transactions related to the Spin-Off. If an acquisition or issuance of our stock causes the Spin-Off to be taxable to Kimberly-Clark under Section 355(e), we would be required to indemnify Kimberly-Clark against that tax.

        Both Kimberly-Clark and its stockholders could be taxed on the Spin-Off if the Spin-Off were to not qualify for tax-free treatment for U.S. federal income tax purposes for other reasons.

        Although the taxes described above generally would be imposed on Kimberly-Clark and its stockholders, under the tax sharing agreement, we may be required to indemnify Kimberly-Clark for all or a portion of these taxes. In addition, under U.S. federal income tax laws, we and Kimberly-Clark would both be liable for Kimberly-Clark's U.S. federal income taxes resulting from the Spin-Off being taxable even though Kimberly-Clark may be required under the tax sharing agreement to indemnify us for such taxes. If we were to be required to indemnify Kimberly-Clark for taxes incurred as a result of the Spin-Off being taxable, or were otherwise liable for and required to pay such taxes and were not indemnified for such taxes, it would have a material adverse effect on our profitability and financial condition.

We may not realize potential benefits from our separation from Kimberly-Clark.

        We cannot assure you that we will realize the potential benefits that we expected from our separation from Kimberly-Clark. In addition, we will incur significant costs, which may be greater than those for which we have planned, and we will bear the negative effects of our separation from Kimberly-Clark, including loss of access to the financial, managerial and professional resources from which we have benefited in the past.

Prior to the Spin-Off, we had not previously operated as an independent company, and our new management team has been assembled for only a short time.

        We had not previously operated as an independent, public company prior to the Spin-Off. We now are fully responsible for arranging our own funding, managing all of our own administrative and employee arrangements and supervising all of our legal and financial affairs, including publicly reported financial statements. We have and will continue to adopt separate stock-based and performance-based incentive plans for our employees and have and will continue to develop our own compliance and administrative procedures necessary for a publicly held company. In addition, we are seeking to first stabilize and then begin to grow our business, an area in which we currently have limited resources because of, among other things, the amount of our debt and our need to incur capital expenditures relating to our pulp mills. We anticipate that our success in these endeavors will depend substantially upon the ability of our senior management and other key employees to work together. Although the individual members of our senior management team have significant experience, they previously had not worked together as a group. Accordingly, we cannot assure you that as an independent company, our aggregate results of operations will continue at the same level. Moreover, the inability of our senior management to function cohesively could delay or prevent us from implementing fully our business strategy, which could have a material adverse effect on our financial position and results of operations.

We may not be able to fund our future capital requirements internally or obtain third-party financing.

        In the past, our working capital and capital expenditure requirements have been met from cash flow generated by our businesses and from Kimberly-Clark. Now, however, we may be required or choose to obtain additional debt or equity financing to meet our future working capital requirements, as well as to fund capital expenditures and acquisitions. To the extent we must obtain financing from external sources to fund our capital requirements, we cannot guarantee that financing will be available on favorable terms, if at all. We do not expect that any financing would reflect interest rates or other terms as favorable as those historically enjoyed by Kimberly-Clark because, among other things, the credit rating of our debt will be less favorable than the ratings for Kimberly-Clark.

The transition services to be provided for us by Kimberly-Clark may be difficult for us to perform or replace without operational problems and additional cost.

        We have entered into a corporate services agreement with Kimberly-Clark pursuant to which Kimberly-Clark provides for us certain transition services for a period of time following the Spin-Off. These services will include, among others, certain employee benefits administration and payroll, transportation, management information systems, environment and energy, and certain accounting functions. If, after the expiration of the agreement (which expires with respect to most services on December 31, 2005), we are unable to perform these services or replace them in a timely manner or on terms and conditions as favorable as those we expect to receive from Kimberly-Clark, we may experience operational problems and increased costs to us. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations" for more information on the corporate services agreement.

We may experience increased costs resulting from decreased purchasing power, which could decrease our overall profitability.

        Prior to our Spin-Off, we were able to take advantage of Kimberly-Clark's size and purchasing power in procuring goods, services and technology, such as management information services, health insurance, pension and other employee benefits, payroll administration, risk management, tax and other services. As a separate, stand-alone entity, we may be unable to obtain similar goods, services and technology at prices or on terms as favorable as those obtained prior to the Spin-Off.

Risks Relating to Our Indebtedness

We incurred significant indebtedness in connection with the Spin-Off, which subjected us to restrictive covenants relating to the operation of our business.

        We have $225 million of senior notes outstanding and $150 million of capacity on our revolving credit agreement, with no amounts outstanding. Our leverage could have important consequences to you. For example, it could:

  •
  make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on the notes and our other indebtedness;

  •
  place us at a disadvantage to our competitors;

  •
  require us to dedicate a substantial portion of our cash flow from operations to service payments on our indebtedness, thereby reducing funds available for other purposes;

  •
  increase our vulnerability to a downturn in general economic conditions or the industry in which we operate;

  •
  limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate and other purposes; and

  •
  limit our ability to plan for and react to changes in our business and the industry in which we operate.

        The terms of our indebtedness, including the revolving credit facility and the indenture governing the notes, contain covenants restricting our ability to, among other things, incur certain additional debt, make specified restricted payments and capital expenditures, authorize or issue capital stock, enter into transactions with our affiliates, consolidate or merge with or acquire another business, sell certain of our assets or liquidate, dissolve or wind-up our company. In addition, the terms of our revolving credit facility require us to achieve and maintain certain specified financial ratios. These restrictions may limit our ability to engage in activities which could expand our business, including obtaining future financing, making needed capital expenditures or taking advantage of business opportunities such as strategic acquisitions and dispositions.

        Our revolving credit facility accrues interest at variable rates. As of December 31, 2004, we had $150.0 million of capacity under our new revolving credit facility that was reduced by $6.1 million of outstanding letters of credit to $143.9 million of availability. We may reduce our exposure to rising interest rates by entering into interest rate hedging arrangements, although those arrangements may result in us incurring higher interest expenses than we would incur without the arrangements. If interest rates increase in the absence of such arrangements, we will need to dedicate more of our cash flow from operations to make payments on our debt. For more information on our liquidity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Our failure to comply with the covenants contained in our revolving credit facility or the indenture could result in an event of default that could cause acceleration of our indebtedness.

        Our failure to comply with the covenants and other requirements contained in the indenture, our revolving credit facility or our other debt instruments could cause an event of default under the relevant debt instrument. The occurrence of an event of default could trigger a default under our other debt instruments, prohibit us from accessing additional borrowings and permit the holders of the defaulted debt to declare amounts outstanding with respect to that debt to be immediately due and payable. Our assets or cash flows may not be sufficient to repay fully borrowings under our outstanding debt instruments, and we may be unable to refinance or restructure the payments on indebtedness on favorable terms, or at all.

Despite our indebtedness levels, we and our subsidiaries may be able to incur substantially more indebtedness, which may increase the risks created by our substantial indebtedness.

        Because the terms of our revolving credit facility and the indenture governing the notes do not fully prohibit us or our subsidiaries from incurring additional indebtedness, we and our subsidiaries may be able to incur substantial additional indebtedness in the future, some of which may be secured. If we or any of our subsidiaries incur additional indebtedness, the related risks that we and they now face may intensify.

We may not be able to generate a sufficient amount of cash flow to meet our debt obligations, including the notes.

        Our ability to make scheduled payments or to refinance our obligations with respect to the notes, our other debt and our other liabilities will depend on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and to certain financial, business and other factors beyond our control. If our cash flow and capital resources are insufficient to fund our debt obligations and other liabilities, we could face substantial liquidity problems and may be forced to reduce or delay scheduled expansions and capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. We cannot assure you that our operating performance, cash flow and capital resources will be sufficient to repay our debt in the future. In the event that we are required to dispose of material assets or operations or restructure our debt to meet our debt and other obligations, we cannot assure you as to the terms of any such transaction or how quickly any such transaction could be completed.

        If we cannot make scheduled payments on our debt, we will be in default and, as a result:

  •
  our debt holders could declare all outstanding principal and interest to be due and payable;

  •
  our senior secured lenders could terminate their commitments and commence foreclosure proceedings against our assets; and

  •
  we could be forced into bankruptcy or liquidation.

        If our operating performance declines in the future or we breach our covenants under the revolving credit facility, we may need to obtain waivers from the required lenders under our revolving credit facility to avoid being in default. We may not be able to obtain these waivers. If this occurs, we would be in default under the revolving credit facility.

We depend on our subsidiaries to generate cash flow to meet our debt service obligations, including payments on the notes.

        We conduct a substantial portion of our business through our subsidiaries. Consequently, our cash flow and ability to service our debt obligations, including the notes, depend upon the earnings of our subsidiaries and the distribution of those earnings to us, or upon loans, advances or other payments made by these entities to us. The ability of these entities to pay dividends or make other payments or advances to us will be subject to applicable laws and contractual restrictions contained in the instruments governing their debt, including our revolving credit facility and the indenture governing the notes. These limitations are also subject to important exceptions and qualifications.

        The ability of our subsidiaries to generate sufficient cash flow from operations to allow us to make scheduled payments on our debt, including the notes, will depend upon their future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. If our subsidiaries do not generate sufficient cash flow from operations to help us satisfy our debt obligations, including payments on the notes, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital expenditures or seeking to raise additional capital. Refinancing may not be possible, and any assets may not be able to be sold, or, if sold, we may not realize sufficient amounts from those sales. Additional financing may not be available on acceptable terms, if at all, or we may be prohibited from incurring it, if available, under the terms of our various debt instruments then in effect. Our ability to issue additional stock will be constrained because such an issuance of additional stock could cause the Spin-Off to be taxable to Kimberly-Clark, and we would be required to indemnify Kimberly-Clark against that tax. Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations on the notes. The earnings of our operating subsidiaries and the amount that they are able to distribute to us as dividends or otherwise may not be adequate for us to service our debt obligations, including the notes.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K and other materials we have filed or will file with the SEC (as well as information included in our other written or oral statements) contain, or will contain, disclosures which are "forward-looking statements." Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue." These forward-looking statements address, among other things, the anticipated effects of the distribution. These forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. These factors include, but are not limited to:

  •
  general economic conditions particularly in the United States and Canada;

  •
  fluctuations in global equity and fixed-income markets;

  •
  the competitive environment;

  •
  the loss of current customers or the inability to obtain new customers;

  •
  changes in asset valuations including write-downs of assets including fixed assets, inventory, accounts receivable or other assets for impairment or other reasons; and

  •
  the other factors described under "Risk Factors."

        You are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information presented in this information statement.

Item 2. Properties

        Our principal executive offices are located in Alpharetta, Georgia, and our main research and development laboratory is located in Roswell, Georgia. We operate two pulp mills in Canada that produce hardwood and softwood bleached kraft pulp for use in making a variety of paper products. We also operate three paper mills in the United States that produce printing and writing, text, cover, durable saturated and coated base papers and other specialty papers for a variety of end uses. We also have two timberlands operations which supply logs and wood chips to our pulp mills and sell logs and wood chips to others. We own each of these facilities and the equipment to operate them except the wood harvesting equipment owned and operated by contractors who harvest wood for the Pictou and Terrace Bay mills. We also own 1,300 acres of undeveloped land in the Province of Ontario and, one million acres of timberlands and a tree nursery in the Province of Nova Scotia. Additionally, we have non-exclusive harvesting and land management rights to 4.6 million acres of Crown land licensed to us by the Province of Ontario and 200,000 acres of Crown land licensed to us by the Province of Nova Scotia.

        We believe that each of these facilities is adequately maintained and is suitable for conducting our operations and business.

        Machine operating schedules at all of our manufacturing locations are currently at or near capacity, except that our fine paper mills are operating at approximately 75% capacity.

        The following are the locations of our principal facilities and operating equipment and the products produced at each location. All the facilities are owned by us, except as otherwise noted:

Location	Equipment/Resources	Products
Neenah Mill Neenah, Wisconsin	Two paper machines; paper finishing equipment; distribution warehouse	Printing and writing, text, cover and other specialty papers
Whiting Mill Whiting, Wisconsin	Four paper machines; paper finishing equipment	Printing and writing, text, cover and other specialty papers
Munising Mill Munising, Michigan	Two paper machines; two off line saturators; three off line coaters; specialty finishing equipment	Durable, saturated and coated base papers
Pictou Mill Pictou, Nova Scotia, Canada	Equipment for a single line bleached kraft pulping operation	Northern bleached softwood and hardwood kraft pulp
Terrace Bay Mill Terrace Bay, Ontario, Canada	Equipment for two single line bleached kraft pulping operations (a)	Northern bleached softwood and hardwood kraft pulp
Longlac Timberlands Operation Longlac, Ontario, Canada	Road construction and maintenance equipment; light vehicles; one helicopter; hangar for helicopter; maintenance shop	Logs and wood chips
Pictou Timberlands Operation Pictou, Nova Scotia, Canada	Equipment owned and operated by contractors	Logs and wood chips
Longlac Timberlands Ontario, Canada	Right to harvest wood off 4.6 million acres of Crown timberlands under license from the Province of Ontario	Logs and wood chips
Pictou Timberlands Nova Scotia, Canada	Right to harvest wood off one million acres of owned timberlands and 200,000 acres of Crown timberlands under license from the Province of Nova Scotia	Logs and wood chips
Debert Tree Nursery Debert, Nova Scotia, Canada	26 greenhouses and tree seeding equipment; seed development orchards	Seedlings which are used to plant in timberlands

(a)
On March 1, 2005, we announced the planned closure of the smaller of our two single-line pulp mills at the Terrace Bay facility. This mill was originally constructed in 1948 and has annual capacity of approximately 125,000 tons of bleached kraft pulp.

        The following are the locations of our owned and leased office and laboratory space and the functions performed at each location.

Administrative Location	Office/Other Space	Function
Alpharetta, Georgia	Leased Office Space	Corporate Headquarters and Administration and Sales
Roswell, Georgia	Leased Laboratory Space	Research and Development for the pulp and paper businesses
Neenah, Wisconsin	Owned Office Space	Administration and Sales for the fine paper business
Longlac, Ontario, Canada	Owned Office Space	Management of timberlands operation
Debert, Nova Scotia, Canada	Leased Office Space	Planning and operations for the Pictou timberlands

Item 3. Legal Proceedings

        A subsidiary of Kimberly-Clark is a co-defendant in a vehicle accident lawsuit pending in the Ontario (Canada) Superior Court of Justice since August 1998. The plaintiffs in this lawsuit include the driver of one of the vehicles involved in the accident and his passengers. The driver sustained severe injuries, including paralysis, as a result of the accident on a bush road within the forest where the subsidiary conducts logging operations. The plaintiffs claim that Kimberly-Clark was responsible for maintaining the bush road on which the accident occurred. In particular, the plaintiffs claim that Kimberly-Clark should have cut the trees and other growth on the sides of the bush road and the alleged failure to do so caused or contributed to the cause of the accident. The plaintiffs are seeking significant money damages, plus costs and attorneys fees. Kimberly-Clark has denied liability and has raised numerous defenses in this lawsuit. Pursuant to the distribution agreement, we will indemnify Kimberly-Clark for liabilities and costs, including attorneys' fees and other related costs of defense, arising out of this lawsuit, net of any insurance recovery by Kimberly-Clark. We expect this matter to be set for trial in 2006.

        We are involved in certain other legal actions and claims arising in the ordinary course of business. While the outcome of those legal actions and claims cannot be predicted with certainty, we do not believe that the outcome of any claim which is pending or threatened, either individually or on a combined basis, will have a material adverse effect on our financial condition, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of 2004.

Item 4A. Executive Officers of the Registrant

        Pursuant to General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K, information regarding Neenah's executive officers is hereby included in Part I of this report.

        Set forth below is information concerning our executive officers.

Name	Position
Sean T. Erwin	Chairman of the Board, President and Chief Executive Officer
Steven S. Heinrichs	Vice President, General Counsel and Secretary
Bonnie C. Lind	Vice President, Chief Financial Officer and Treasurer
William K. O'Connor	Vice President—Sales and Marketing
James R. Piedmonte	Vice President—Operations

        Sean T. Erwin, age 53, is the Chairman of our Board of Directors and our President and Chief Executive Officer. Prior to the Spin-Off, Mr. Erwin had been an employee of Kimberly-Clark since 1978, and had held increasingly senior positions in both finance and business management. In January 2004, Mr. Erwin was named President of Kimberly-Clark's Pulp and Paper Sector, which comprises the businesses to be transferred to us by Kimberly-Clark. He served as the President of the Global Nonwoven business from early 2001. He has also served as the President of the European consumer tissue business, Managing Director of Kimberly-Clark Australia, as well as previously serving as President of the Pulp and Paper Sector, and President of the Technical Paper business.

        Steven S. Heinrichs, age 37, has been our Vice President, General Counsel and Secretary since June 2004. Prior to that date, Mr. Heinrichs served as Associate General Counsel and Assistant Secretary for Mariner Health Care, Inc., a nursing home and long-term acute care hospital company. Before joining Mariner Health Care in 2003, Mr. Heinrichs served as Associate General Counsel and Assistant Secretary for American Commercial Lines LLC, a leading inland barge and shipbuilding company from 1998 through 2003. Mr. Heinrichs engaged in the private practice of law with Skadden, Arps, Slate, Meagher and Flom LLP and Shuttleworth, Smith, McNabb and Williams PLLC from 1994 through 1998.

        Bonnie C. Lind, age 46, has been our Vice President, Chief Financial Officer and Treasurer since June 2004. Ms. Lind was an employee of Kimberly-Clark from 1982 until 2004, holding a variety of increasingly senior financial and operations positions within Kimberly-Clark. From 1999 until June 2004, Ms. Lind served as the Assistant Treasurer of Kimberly-Clark and was responsible for managing Kimberly-Clark's global treasury operations. Prior to that, she was Director of Kimfibers with overall responsibility for the sourcing and distribution of pulp to Kimberly-Clark's global operations.

        William K. O'Connor, age 51, has been our Vice President—Sales and Marketing since June 2004, with responsibilities for all sales and marketing and customer management activity. Mr. O'Connor was an employee of Kimberly-Clark from 1981 until 2004, and held increasingly important roles in sales and marketing management, primarily within Kimberly-Clark's Health Care business, eventually being named General Manager of Sales for North America. In 1999, Mr. O'Connor was appointed General Manager for Kimberly-Clark's Health Care business in Europe, the Middle East and Africa. He was appointed Vice President of Kimberly-Clark Technical Paper in 2002, and President of the fine paper business in 2004.

        James R. Piedmonte, age 48, has been our Vice President—Operations since June 2004. Mr. Piedmonte had been employed by Kimberly-Clark from 1978 until 2004, and held increasingly senior positions within Kimberly-Clark's operations function. Mr. Piedmonte was most recently responsible for Kimberly-Clark's pulp mill and forestry operations in Pictou, Nova Scotia, a position he held since 2001. Previously he was the Director of Operations for the fine paper business operations, as well as mill manager at the Whiting, Wisconsin mill.

        There are no family relationships among our directors or executive officers.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Neenah common stock is listed on the New York Stock Exchange and is traded under the ticker symbol "NP". Trading, as reported on the New York Stock Exchange, Inc., Composite Transactions Tape, and dividend information follows:

	Common Stock Market Price
			Dividends Declared
	High	Low
2004
Fourth quarter*	$33.50	$30.50	None

*
Neenah common stock began trading on the New York Stock Exchange on December 1, 2004.

        Neenah declared a $0.10 per share cash dividend on shares of its common stock outstanding as of February 4, 2005, which was paid on March 2, 2005. Dividends are declared at the discretion of the board of directors, and future dividends will depend on our future earnings, cash flow, financial requirements and other factors. Our ability to pay cash dividends on our common stock is limited under the terms of both our bank credit agreement and our senior notes. Pursuant to the terms of these agreements, our ability to pay cash dividends on our common stock is limited to the lesser of 50% of Consolidated Net Income (as defined) or a total of $10.0 million in a twelve-month period.

        As of March 21, 2005, Neenah had approximately 21,100 holders of record of its common stock.

Item 6. Selected Financial Data

        The following table sets forth our selected historical financial and other data. You should read the information set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated and combined financial statements and the notes to those consolidated and combined financial statements included elsewhere in this Annual Report. The statement of operations data for each of the years ended December 31, 2004, 2003 and 2002 and the balance sheet data as of December 31, 2004 and 2003 set forth below are derived from our audited historical consolidated and combined financial statements included elsewhere in this Annual Report. The statement of operations data for the year ended December 31, 2001 and the balance sheet data as of December 31, 2002 set forth below are derived from our audited historical combined financial statements not included in this Annual Report. The statement of operations data for the year ended December 31, 2000 and the balance sheet data as of December 31, 2001 and 2000 set forth below are derived from our unaudited historical combined financial statements not included in this Annual Report.

        The consolidated and combined financial statements reflect the consolidated operations of Neenah and its subsidiaries as a separate, stand-alone entity subsequent to November 30, 2004. The historical financial and other data for periods through November 30, 2004 have been prepared on a combined basis from Kimberly-Clark's consolidated financial statements using the historical results of operations and bases of the assets and liabilities of Kimberly-Clark's fine paper and technical paper businesses in the United States and its Canadian pulp business and give effect to allocations of expenses from Kimberly-Clark. For a description of these allocations, see Note 1 of the notes to our audited historical consolidated and combined financial statements included elsewhere in this Annual Report. The historical financial and other data will not be indicative of our future performance, nor do they reflect what our financial position and results of operations would have been had we operated as a separate, independent company during the periods presented.

        To understand how our historical results would have been different had we been separate from Kimberly-Clark during such periods, you should also read "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Outlook" contained elsewhere in this Annual Report.

        Prior to the Spin-Off, all of the operations of our pulp and paper business were included in the consolidated income tax returns of Kimberly-Clark. Under the tax sharing agreement, Kimberly-Clark will indemnify us for all income tax liabilities and retain rights to all tax refunds relating to operations in the consolidated income tax returns for periods through the date of the Spin-Off. Accordingly, the combined balance sheets for 2003, 2002, 2001 and 2000 do not include current or prior period income tax receivables or payables related to our operations, which were filed on a consolidated basis with

Kimberly-Clark. The income tax provisions were determined as if our business were a separate taxpayer.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in millions except per share)
Consolidated and Combined Statement of Operations Data(a)
Net sales(b)	$772.1	$710.3	$702.0	$744.0	$915.5
Cost of products sold(b)	647.9	602.4	570.4	601.2	616.7

Gross profit	124.2	107.9	131.6	142.8	298.8
Selling, general and administrative expenses	45.8	34.6	33.6	37.2	32.1
Asset impairment loss(c)	112.8	—	—	—	—
Other (income) and expense—net	5.5	10.0	(1.3)	(4.5)	(3.4)

Operating income (loss)	(39.9)	63.3	99.3	110.1	270.1
Interest expense	1.4	—	—	—	—

Income (loss) before income taxes	(41.3)	63.3	99.3	110.1	270.1
Provision (benefit) for income taxes	(14.9)	24.4	37.0	35.5	101.0

Net income (loss)	$(26.4)	$38.9	$62.3	$74.6	$169.1

Earnings (loss) per basic share(d)	$(1.79)	$2.64	$4.23	$5.06	$11.47

Earnings (loss) per diluted share(d)	$(1.79)	$2.64	$4.23	$5.06	$11.47

Other Financial Data(c)
Net cash flow provided by (used in):
Operating activities	$76.0	$73.6	$111.8	$145.2	$172.2
Investment activities	(19.1)	(23.6)	(16.0)	(26.1)	(16.2)
Financing activities	(37.8)	(50.0)	(95.8)	(119.1)	(163.1)
Capital expenditures	19.1	24.4	18.4	29.1	16.8
	As of December 31,
	2004	2003	2002	2001	2000
	(Dollars in millions)
Consolidated and Combined Balance Sheet Data(c)
Working capital	$118.4	$101.7	$98.4	$114.1	$138.8
Total assets	586.6	592.0	540.3	602.0	679.7
Long-term debt	225.0	—	—	—	—
Total liabilities	368.6	158.3	146.6	151.9	197.6
Total stockholders' and invested equity	218.0	433.7	393.7	450.1	482.1

(a)
As noted elsewhere in this Annual Report, for periods prior to the Spin-Off, our historical financial results will not be indicative of our future performance, nor do they reflect what our financial position and results of operations would have been had we operated as a separate, independent company during the periods presented.

(b)
The above amounts of Net sales and Cost of products sold for the years ended December 31, 2003, 2002, 2001 and 2000 have been increased from the amounts previously reported by $44.5 million, $44.0 million, $42.8 million and $43.7 million, respectively, to be in conformity with EITF 00-10, which prohibits the netting of shipping and handling costs against revenues.

(c)
In 2004, we recorded a $112.8 million pre-tax, non-cash impairment loss to reduce the carrying amount of the Terrace Bay facility (See Management's Discussion and Analysis of Financial Condition and Results of Operations—Asset Impairment Loss).

(d)
As a result of the net loss in 2004, the assumed incremental 60,683 shares resulting from the exercise of stock options were excluded from the diluted earnings per share calculation, as the effect would have been anti-dilutive. For 2003 and 2002, basic and diluted earnings per share were computed using the number of shares of Neenah common stock outstanding at the Spin-Off date.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis presents the factors that had a material effect on our results of operations during the years ended December 31, 2004, 2003 and 2002. Also discussed is our financial position as of the end of those periods. You should read this discussion in conjunction with our consolidated and combined financial statements and the notes to those consolidated and combined financial statements included elsewhere in this Annual Report. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See "Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements.

Introduction

        As more fully described in the "Business Outlook" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations, the results of operations of our business after the Spin-Off are and will continue to be significantly different than the results of operations of our business prior to the Spin-Off. This difference results from, among other things, the prices at which we sell pulp to Kimberly-Clark after the Spin-Off, which are significantly different than the prices reflected in transfers of pulp to other Kimberly-Clark operations prior to the Spin-Off, interest expense of new long-term debt and incremental selling, general and administrative expenses related primarily to reduced economies of scale as a result of operating on a stand-alone basis. To understand how the terms of our pulp supply agreement with Kimberly-Clark would have affected our historical results, you should see the "Business Outlook" section.

        This Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide investors with an understanding of the historical performance of our business, its financial condition and its prospects. We will discuss and provide our analysis of the following:

  •
  Overview of Business;

  •
  Business Segments;

  •
  Separation from Kimberly-Clark;

  •
  Results of Operations and Related Information;

  •
  Liquidity and Capital Resources;

  •
  Critical Accounting Policies and Use of Estimates; and

  •
  Business Outlook.

Overview of Business

        We are a leading North American producer of premium fine papers and technical papers. We also produce bleached kraft market pulp in Canada, where we own approximately one million acres of timberlands and have non-exclusive rights to harvest wood off approximately 4.8 million acres of other timberlands. We have three primary operations: our fine paper business, our technical paper business and our pulp business.

        In managing this diverse pulp and paper business, management believes that achieving and maintaining a leadership position for its fine paper and technical paper businesses, responding effectively to competitive challenges, employing capital optimally, controlling costs and managing currency and commodity risks are important to the long-term success of the business. The pulp cycle and general economic conditions also impact our results. In this discussion and analysis, we will refer to these factors.

  •
  Market Leadership. Achieving and maintaining leadership for our fine paper and technical paper businesses have been an important part of our past performance. We have long been recognized as a leading manufacturer of world-class premium writing, text and cover papers used in corporate annual reports, corporate identity packages, invitations, personal stationery and high-end packaging. Maintaining our leadership is important to our results, particularly in light of the competitive environment in which we operate.

  •
  Competitive Environment. Our past results have been and future prospects will be significantly affected by the competitive environment in which we operate. We experience intense competition for sales of our principal products in our major markets. Our paper business competes directly with well-known competitors, some of which are larger and more diversified in most of our markets. In our pulp business, we have experienced, and will continue to experience, intense competition from suppliers of softwood pulps and southern hemisphere suppliers of hardwood pulps. We expect our competitors to continue to be aggressive in the future.

  •
  Cost Control. To improve and maintain our competitive position, we must control our raw material, manufacturing, distribution and other costs. A major share of our investments in capital improvements are intended to achieve cost savings and improvements in productivity.

  •
  Cyclical Nature of the Pulp Industry. Revenues in the pulp industry and our pulp business tend to be cyclical, with periods of shortage and rapidly rising market prices, leading to increased production and increased industry investment until supply exceeds demand. Those periods are then typically followed by periods of reduced market prices and excess and idled capacity until the cycle is repeated.

  •
  General Economic Conditions. The markets for all of our products are affected to a significant degree by general economic conditions. Downturns and improvements in the U.S. economy or in our export markets affect the demand for our products.

  •
  Foreign Currency and Commodity Risk. Sales of pulp by our Canadian manufacturing facilities are invoiced in U.S. dollars in accordance with industry practice; therefore, no currency effects are presented in our analysis of the change in net sales for our pulp operations. However, we are exposed to changes in foreign currency exchange rates because most of the costs relating to our pulp business are incurred in Canadian dollars. These risks could have a material impact on our results of operations if not effectively managed. The following charts illustrate changes in currency and pulp prices that occurred during the periods covered by this Management's Discussion and Analysis of Financial Condition and Results of Operations:

Pulp Price History
Average Quarterly Prices

Source: Resource Information Systems, Inc.

U.S. $/Canadian $ Exchange Rate History
Average Quarterly Exchange Rates

Source: Resource Information Systems, Inc.

Business Segments

        Our fine paper business is a leading producer of premium writing, text, cover and specialty papers used in corporate annual reports, corporate identity packages, invitations, personal stationery and high-end packaging. Our products include some of the most recognized and preferred papers in North America, where we enjoy leading market positions in many of our product categories. We sell our products primarily to authorized paper distributors, converters and specialty businesses, with sales to distributors and distributor-owned paper stores accounting for approximately 85% of our sales. We believe that our fine paper manufacturing facilities located in Neenah and Whiting, Wisconsin are among the most efficient in their markets and make us one of the lowest cost producers.

        Our technical paper business is a leading producer of durable, saturated and coated base papers for a variety of end uses. We sell our technical paper globally into 15 product categories, and we focus on nine categories where we believe we are a market leader, which include, among others, the tape, label, abrasive, medical packaging and heat transfer technical paper markets. We are also a global supplier of materials used to create customer-specific components for furniture, book covers and original equipment manufacturers' products. Our customers are located in 39 countries and include 3M Company, Perfecseal, Avery Dennison Corporation and Saint-Gobain Group. Our technical paper manufacturing facility is located in Munising, Michigan.

        Our pulp business consists of two mills located in Pictou, Nova Scotia and Terrace Bay, Ontario, together with related timberlands. The Pictou mill is comprised of a single-line pulp facility which produces primarily softwood pulp, as well as timberlands encompassing approximately one million acres of owned and 200,000 acres of licensed or managed land in Nova Scotia. In 2004, the Pictou mill produced approximately 260,000 metric tons of bleached kraft pulp. The Terrace Bay mill is comprised of two single-line pulp facilities which produce both softwood and hardwood pulp and a timberlands operation. Terrace Bay holds non-exclusive rights under a sustainable forest license to harvest wood off approximately 4.6 million acres of land owned by the Province of Ontario. In 2004, the Terrace Bay mill produced approximately 450,000 metric tons of pulp. As described in "Business Outlook—Recent Developments" below, on March 1, 2005, we announced our intention to close one of the two single-line pulp facilities at Terrace Bay in early May 2005.

Separation from Kimberly-Clark

        Neenah Paper, Inc. was incorporated under the laws of the State of Delaware in April 2004, as a wholly owned subsidiary of Kimberly-Clark. We had no material assets or activities until the transfer to us by Kimberly-Clark of the businesses described in this Annual Report, which occurred immediately prior to the Spin-Off. Prior to the Spin-Off, Kimberly-Clark had conducted such businesses through various divisions and subsidiaries. Following the Spin-Off, we became an independent, public company, and Kimberly-Clark has no continuing ownership interest in us.

        Prior to the Spin-Off, we entered into several agreements with Kimberly-Clark in connection with the separation of our business from Kimberly-Clark's businesses. These agreements included a distribution agreement, a pulp supply agreement, a corporate services agreement, an employee matters agreement and a tax sharing agreement. The distribution agreement provided for the transfer to us of the assets relating to Kimberly-Clark's Canadian pulp business and its fine paper and technical paper business in the United States, and the assumption by us of the liabilities relating to these businesses. The pulp supply agreement supports our transition from a captive pulp producer to a market supplier of pulp. The corporate services agreement facilitates an orderly transition from being a part of a larger company to a stand-alone company. The employee matters agreement allocates responsibilities relating to employee compensation and benefit plans and programs and other related matters. The tax sharing agreement governs tax obligations arising out of our business both before and after the Spin-Off.

Results of Operations and Related Information

        In this section, we discuss and analyze our net sales, income before interest and income taxes (which we refer to as "operating income" in this Management's Discussion and Analysis of Financial Condition and Results of Operations) and other information relevant to an understanding of our results of operations for the years ended December 31, 2004, 2003 and 2002.

Analysis of Net Sales—Years Ended December 31, 2004, 2003 and 2002

        The following table presents net sales by segment, expressed as a percentage of total net sales before intersegment eliminations:

	Year Ended December 31,
	2004	2003	2002
Fine Paper	28%	29%	31%
Technical Paper	16	16	17
Pulp	56	55	52

Total	100%	100%	100%

        The following table presents our net sales by segment for the periods indicated:

	Year Ended December 31,(a)
	2004	2003	2002
	(In millions)
Fine Paper	$220.8	$210.4	$224.7
Technical Paper	132.3	121.6	120.7
Pulp	448.6	405.1	380.0
Eliminations	(29.6)	(26.8)	(23.4)

Total	$772.1	$710.3	$702.0

(a)
The above amounts of Net sales for the years ended December 31, 2003 and 2002 have been increased from the amounts previously reported by $44.5 million and $44.0 million, respectively, to be in conformity with EITF 00-10, which prohibits the netting of shipping and handling costs against revenues.

  Commentary:

  Year 2004 versus 2003

	Percent Change in Net Sales Versus Prior Year
	Change Due To
	Total Change	Volume	Net Price	Product Mix	Currency
Combined	9	2	7	—	—
Fine paper	5	7	—	(2)	—
Technical paper	9	7	—	1	1
Pulp(a)	11	(2)	13	—	—

(a)
Sales of pulp by our Canadian manufacturing facilities are invoiced in U.S. dollars in accordance with industry practice; therefore, no currency effects are presented in our analysis of the change in net sales for our pulp operations.

        Total net sales increased $61.8 million, or 8.7%, in 2004 compared with 2003 primarily due to higher average market prices for softwood and hardwood pulp and unit volume growth in the fine and technical paper businesses.

  •
  Our fine paper business net sales increased $10.4 million, or 4.9%, primarily due to 7% growth in unit volumes. Unit volumes increased due to a strengthening U.S. economy that boosted market demand for premium papers, new product introductions and higher promotional spending. Product mix was unfavorable as sales volumes shifted to a higher proportion of lower-priced grades.

  •
  Our technical paper business net sales increased $10.7 million, or 8.8%, primarily due to 7% growth in unit volumes. The volume growth reflected increased market demand as a result of an improving global economy and new product introductions. Product mix was favorable as sales volumes shifted to a higher proportion of higher-priced grades.

  •
  Our pulp business net sales increased $43.5 million, or 10.7%, primarily due to higher softwood pulp prices. Average market prices for softwood and hardwood pulp increased 15% and 2%, respectively. The higher prices in 2004, particularly for softwood pulp, reflected increased global demand. Net sales subsequent to the Spin-Off (in December 2004) were reduced by $12.9 million or 3.2% lower compared to total 2003 pulp revenues, reflecting the one-time effect resulting from the new pulp supply agreement with Kimberly-Clark which transfers title at product delivery rather than shipment date.

  Year 2003 versus 2002

	Percent Change in Net Sales Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price	Product Mix
Combined	1	(5)	6	—
Fine paper	(6)	(6)	1	(1)
Technical paper	1	(2)	1	2
Pulp (a)	7	(5)	12	—

(a)
Sales of pulp by our Canadian manufacturing facilities are invoiced in U.S. dollars in accordance with industry practice; therefore, no currency effects are presented in our analysis of the change in net sales for our pulp operations.

        Total net sales increased $8.3 million, or 1.2%, in 2003 compared with 2002.

  •
  Our fine paper business net sales decreased $14.3 million, or 6.4%, primarily due to 6% lower sales volumes. Weakness in the U.S. economy and trends toward increased use of lower-priced papers reduced demand for premium papers. Slightly higher net selling prices due to a May 2003 price increase were offset by additional discounts and a less favorable product mix, as sales volumes shifted to a higher proportion of lower-priced grades.

  •
  Our technical paper business net sales increased $0.9 million, or 0.7%. Unit sales volumes in total were flat while selling prices were slightly higher, following a 1.8% average price increase in the second quarter of 2003.

  •
  Our pulp business net sales increased $25.1 million, or 6.6%, primarily due to price increases. Average market prices for softwood and hardwood pulp increased 13% and 18%, respectively. These improvements were tempered by a 5% decline in volume primarily due to unusually high sales in 2002, as Kimberly-Clark increased consumption of hardwood pulp in order to reduce hardwood pulp inventory levels. Hardwood pulp inventories increased in 2001 as Kimberly-Clark substituted softwood pulp consumption for hardwood pulp and also due to reduced hardwood pulp sales to external customers.

        The following table sets forth line items from our consolidated and combined statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Year Ended December 31,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of products sold	83.9	84.8	81.3

Gross profit	16.1	15.2	18.7
Selling, general and administrative expenses	5.9	4.9	4.8
Asset impairment loss	14.6	—	—
Other (income) and expense—net	0.7	1.4	(0.2)

Operating income (loss)	(5.1)	8.9	14.1
Interest expense	0.2	—	—

Income (loss) before income taxes	(5.3)	8.9	14.1
Provision (benefit) for income taxes	(1.9)	3.4	5.2

Net income (loss)	(3.4)%	5.5%	8.9%

Analysis of Operating Income (Loss)—Years Ended December 31, 2004, 2003 and 2002

        The following table sets forth our pre-tax income (loss) by segment for the periods indicated:

	Year Ended December 31,
(In millions)
	2004	2003	2002
Fine Paper	$67.0	$63.2	$77.2
Technical Paper	21.9	16.6	18.4
Pulp	(120.5)	(16.5)	3.7
Corporate costs	(8.3)	—	—

Total	$(39.9)	$63.3	$99.3

  Asset Impairment Loss

        Our Terrace Bay, Ontario pulp mill incurred operating losses in 2002, 2003 and 2004. We anticipate that the facility will continue to incur operating losses in 2005, 2006 and 2007. The principal causes of these projected losses are:

  •
  continued high operating costs at this facility;

  •
  prices for pulp sold to Kimberly-Clark under the new pulp supply agreement, which will be at substantially higher discounts than those at which pulp was transferred to Kimberly-Clark prior to the Spin-Off;

  •
  anticipated lower market prices for pulp in the second half of 2005 and forward as a result of an expected downturn in the pulp cycle; and

  •
  continued strength of the Canadian dollar relative to the U.S. dollar.

        Because projected extended periods of operating losses are indicators of impairment under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), we performed an asset impairment test on the facility under the guidance of SFAS 144, which indicated that the carrying amount of the Terrace Bay facility would not be recoverable from estimated future cash flows. Accordingly, in December 2004, we recorded a pre-tax, non-cash impairment loss of approximately

$110.0 million to reduce the carrying amount of the Terrace Bay facility. In addition, in December 2004, in recognition of the probability that the No. 1 mill would be closed (see "Business Outlook—Recent Developments" below), we recorded an additional impairment loss of approximately $2.8 million related to the long-lived assets of the Terrace Bay facility. A deferred tax benefit of approximately $40.8 million was also recorded as a result of the impairment losses, resulting in a net after-tax charge of approximately $72.0 million.

        In determining the impairment losses, the estimated fair value of the Terrace Bay facility was based on probability-weighted pre-tax cash flows from operating the facility, discounted at a risk-free interest rate. The significant assumptions used to determine fair value of the facility included our long-term projections of the market price of pulp, the projected cost structure of the facility and the long-term relationship of the Canadian dollar and the U.S. dollar. We also considered our plans to improve the cost structure at Terrace Bay, primarily through future capital projects and a plan for a cogeneration arrangement that would lower the cost of electricity, when determining the fair value of the facility used to determine the impairment losses. This estimate of the fair value of the Terrace Bay facility reflects these assumed improvements to the facility's cost structure.

        Prior to the Spin-Off, Kimberly-Clark's management also performed an impairment test of the Terrace Bay facility under the guidance of SFAS 144. The purpose of that analysis was to determine if the Terrace Bay facility was impaired when held by Kimberly-Clark prior to the Spin-Off. As operated by Kimberly-Clark, the Terrace Bay facility supplied more than 90% of the pulp it produced to other Kimberly-Clark businesses where it was used to produce tissue and other products. Kimberly-Clark's management concluded that the facility was not impaired prior to the Spin-Off because, as used by Kimberly-Clark, it was an integrated part of Kimberly-Clark's tissue and other businesses and the estimated undiscounted future cash flows of the businesses consuming such pulp were sufficient to recover the carrying amounts of their long-lived assets, including the Terrace Bay facility.

  Commentary:

  Year 2004 versus 2003

	Percent Change in Operating Income Versus Prior Year
			Change Due To
	Total Change		Volume		Net Price		Fiber/ Wood Cost		Currency		Other(b)
Combined	(c	)	(c	)	(c	)	(c	)	(c	)	(c	)
Fine paper	7		9		(2)		(3)		—		2
Technical paper	33		12		(3)		(12)		9		27
Pulp(a)	(c	)	(c	)	(c	)	(c	)	(c	)	(c	)

(a)
The operating loss for our pulp business in 2004 includes an impairment loss of $112.8 million for our Terrace Bay facility.

(b)
Includes distribution, pension, energy and other costs.

(c)
Percentage changes from prior period have been omitted from this table for Combined and Pulp because percentage changes are not meaningful when there is operating income in one period and an operating loss in the other.

        Overall operating income decreased $103.2 million and we incurred an operating loss of $39.9 million in 2004 primarily due to the impairment loss for Terrace Bay ($112.8 million pre-tax).

  •
  Our fine paper business operating income increased $3.8 million primarily due to the higher sales volumes and improved manufacturing operations and the benefits of cost reduction programs. These gains were partially offset by higher costs for fiber, energy and other materials and a less profitable product mix. In addition, results in 2003 included charges of $1.1 million for a workforce reduction and $1.3 million for a write-off of a paper machine.

  •
  Our technical paper business operating income increased $5.3 million, or 31.9% due to improved manufacturing operations, higher sales volumes and favorable foreign currency effects. The improved manufacturing costs were due to increased productivity, reduced waste and the benefits of cost reduction programs.

  •
  Our pulp business operating loss increased $104.0 million in 2004 and we incurred an operating loss of $120.5 million primarily due to the impairment loss for Terrace Bay. Higher selling prices of 15% and 2% for softwood and hardwood pulp, respectively, were partially offset by unfavorable currency effects and increased manufacturing costs. The higher costs resulted from a 7% decrease in the average exchange rate for the U.S. dollar relative to the Canadian dollar as well as higher fiber and maintenance costs.

  •
  We incurred $8.3 million of corporate expenses in 2004, including approximately $4.5 million of one-time start-up costs relating to our becoming an independent, public company and other post-Spin-Off costs to operate as a stand-alone company. There were no comparable costs in 2003.

  Year 2003 versus 2002

	Percent Change in Operating Income Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price		Fiber/ Wood Cost	Currency		Other(a)
Combined	(36)	(8)	9		(10)	(12)		(15)
Fine paper	(18)	(8)	2		(4)	—		(8)
Technical paper	(10)	(4)	3		(4)	3		(8)
Pulp	(b )	(b )	(b	)	(b )	(b	)	(b )

(a)
Includes distribution, pension, energy and other costs.

(b)
Percentage changes from prior period have been omitted from this table for Pulp because percentage changes are not meaningful when there is pre-tax income in one period and a pre-tax loss in the other.

        Overall operating income decreased $36.0 million, or 36.3%, in 2003 compared with 2002.

  •
  Our fine paper business operating income declined $14.0 million primarily due to the lower sales volumes and higher manufacturing costs. Manufacturing costs increased due to higher costs for fiber, energy and other materials and higher pension expense, as well as lower efficiencies resulting from the volume declines. These increases were partly offset by cost reduction programs that reduced certain raw material costs and improved labor efficiencies, as well as lower spending for advertising and general expenses. In addition, 2003 included the previously mentioned charges of $1.1 million for the workforce reduction and $1.3 million for the write-off of a paper machine.

  •
  Our technical paper business operating income decreased $1.8 million, as increased costs for fiber and manufacturing labor more than offset slightly higher selling prices. Included in 2002 was $1.3 million received as a settlement for the synthetic label and specialties contract that was terminated in 2001.

  •
  Our pulp business operating income decreased $20.2 million and the business incurred an operating loss of $16.5 million in 2003. Higher selling prices of 13% and 18% for softwood and hardwood pulp, respectively, were offset by increased manufacturing costs. These higher costs were a result of an average 12.0% weakening in the U.S. dollar relative to the Canadian dollar as well as higher wood and energy costs and lower mill efficiencies. Foreign currency transactional losses in 2003 were $10.5 million, versus a gain in 2002 of $0.2 million.

  Additional Statement of Operations Commentary:

  •
  Selling, general and administrative expenses were $45.8 million, $34.6 million and $33.6 million for the years ended 2004, 2003 and 2002. The increase in 2004 is primarily due to $4.5 million of one-time start-up costs related to our becoming an independent, public company and other post Spin-Off costs to operate as a stand-alone company.

  •
  We incurred $1.4 million of interest expense on our $225 million of senior notes for the month of December (following the Spin-Off).

  •
  The effective tax rate was 36.1%, 38.5% and 37.3% for the years 2004, 2003 and 2002, respectively. The decrease in the rates between 2004 and 2003 was primarily due to lower state and local income taxes. The increase in the rates between 2002 and 2003 was primarily due to the phase out of a Nova Scotia tax credit related to capital spending that ended in 2002 (see Note 4 of Notes to Consolidated and Combined Financial Statements included elsewhere in this Annual Report for a reconciliation of the annual effective tax rates).

Liquidity and Capital Resources

	Year Ended December 31,
(In millions)
	2004	2003	2002
Net cash flow provided by (used in):
Operating activities	$76.0	$73.6	$111.8
Investment activities	(19.1)	(23.6)	(16.0)
Financing activities	(37.8)	(50.0)	(95.8)
Capital expenditures	19.1	24.4	18.4

  Operating Cash Flow Commentary

  •
  Cash provided by operations of $76.0 million for the year ended December 31, 2004 increased $2.4 million from 2003. This increase was the result of increased earnings (after adjusting for the non-cash Terrace Bay impairment loss and related deferred tax benefits), partially offset by a smaller decrease in operating working capital than 2003, as discussed below. Cash provided by operations decreased $38.2 million or 34.2% in 2003 compared with 2002 primarily due to lower net income.

  •
  During 2004, higher average selling prices for pulp resulted in significantly higher accounts receivable and increased our investment in working capital at December 31, 2004 to $118.4 million. As a percentage of net sales, year-end working capital ranged between 14.0% and 15.3% during the period 2002 through 2004.

  •
  For periods subsequent to the Spin-Off, cash provided by operations will be adversely impacted by sales of pulp to Kimberly-Clark at higher discounts than those used to price transfers of pulp to Kimberly-Clark operations in the past. See "—Business Outlook" contained in this

    "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of how our historical results would have been different if the higher discounts had been in effect.

  Contractual Obligations

        The following table presents the total contractual obligations for which cash flows are fixed or determinable as of December 31, 2004:

(In millions)	2005	2006	2007	2008	2009	Beyond 2009	Total
Unconditional purchase obligations	$39.5	$26.0	$25.8	$25.8	$25.8	$37.2	$180.1
Long-term debt payments	—	—	—	—	—	225.0	225.0
Interest payments on long-term debt	16.6	16.6	16.6	16.6	16.6	81.6	164.6
Other postretirement benefit obligations	1.6	1.8	2.0	2.2	2.5	17.0	27.1
Operating leases	2.7	2.7	1.7	1.7	1.7	15.1	25.6
Open purchase orders	20.1	—	—	—	—	—	20.1
Contributions to pension trusts	18.1	—	—	—	—	—	18.1
Transition services payments to Kimberly-Clark	7.5	—	—	—	—	—	7.5

Total contractual obligations	$106.1	$47.1	$46.1	$46.3	$46.6	$375.9	$668.1

        The unconditional purchase obligations are for the purchase of raw materials, primarily wood chips, and utilities, principally electricity. Although the business is primarily liable for payments on the above operating leases and unconditional purchase obligations, based on historic operating performance and forecasted future cash flows, management believes the business' exposure to losses, if any, under these arrangements is not material.

        The open purchase orders displayed in the table represent amounts the business anticipates will become payable within the next year for goods and services the business has negotiated for delivery.

        The above table includes future payments that we will make for postretirement benefits other than pensions. Those amounts are estimated using actuarial assumptions, including expected future service, to project the future obligations.

        We entered into a corporate services agreement with Kimberly-Clark pursuant to which Kimberly-Clark will provide a variety of administrative services for a period of time following the Spin-Off. Kimberly-Clark provides to us certain employee benefits administration and payroll, management information, transportation, environment and energy, purchasing and certain accounting functions. Each service is made available to us on an as-needed basis through December 31, 2005, or such shorter or longer periods as may be provided in the corporate services agreement. We paid $0.6 million for these services in the fourth quarter of 2004 and estimate these fees will be $7.5 million in 2005 (included in the table above).

  Investing Commentary:

  •
  Capital spending in all years was below annual depreciation amounts of $35.8, $35.3 million and $34.3 million in 2004, 2003 and 2002, respectively. Over the three years ended December 31, 2004, approximately 40% of cumulative capital spending related to projects to maintain current levels of operations by replacing or maintaining existing equipment. An additional one-third of cumulative expenditures were for programs to enhance operating performance by increasing productivity or reducing operating costs, with the balance for environmental and other projects.

  •
  We anticipate that total capital expenditures for 2005 and 2006 will be substantially higher than they have been on average for historical periods. We have planned capital expenditure programs for which we anticipate incurring approximately $37 million in 2005 and approximately $42 million in 2006. These amounts include approximately $4 million in 2005 and approximately $14 million in 2006 for planned capital expenditures relating to protection of the environment. Including the amounts identified in the preceding sentence, planned expenditures for major environmental projects during the period 2005 through 2009 include approximately $20 million for an effluent discharge pipeline and a new outfall at the Pictou mill and between approximately $15 million and $25 million for equipment and engineering to abate total reduced sulphur emissions and for other environmental matters at the Pictou and Terrace Bay mills, to remove and replace transformers containing polychlorinated biphenyls at the Terrace Bay mill, to improve stream crossings in the timberlands licensed from the Province of Ontario and for an air scrubber for the Munising mill's coal fired boiler. These capital expenditures are not expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

  Financing Commentary:

  •
  Prior to the Spin-Off, our financing (net of cash transfers to Kimberly-Clark) was provided by Kimberly-Clark. After the Spin-Off, financing is expected to come from cash generated from operations and long-term borrowing.

  •
  Prior to the Spin-Off, we incurred $225 million of long-term debt through the issuance of the initial senior notes. Proceeds from the note offering were used to pay a one-time Spin-Off payment of $213 million to Kimberly-Clark.

  •
  We will incur significant interest expense obligations under the senior notes and our revolving credit facility.

        Management believes that the ability to generate cash from operations and our borrowing capacity under our revolving credit facility are adequate to fund working capital, capital spending and other cash needs in the foreseeable future. Our ability to generate adequate cash from operations in the future, however, will depend on, among other things, our ability to successfully implement our business strategies and cost cutting initiatives, and to manage the impact of changes in pulp prices and currencies. We can give no assurance that we will be able to successfully implement those strategies and cost cutting initiatives, or successfully manage our pulp pricing and currency exposures.

        Our ability to issue additional stock will be constrained because such an issuance of additional stock may cause the Spin-Off to be taxable to Kimberly-Clark under Section 355(e) of the Internal Revenue Code, and under the tax sharing agreement, we would be required to indemnify Kimberly-Clark against that tax. See "Risk Factors—Risks Related to the Spin-Off and Our Separation from Kimberly-Clark" for a more detailed discussion of Section 355(e).

Critical Accounting Policies and Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from these estimates, and changes in these estimates are recorded when known. The critical accounting policies used in the preparation of the combined financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regard to estimates used. These critical judgments relate to the timing of recognizing sales revenue, the recoverability of deferred income tax assets, pension benefits and future cash flows associated with impairment testing of long-lived assets.

Revenue Recognition

        We recognize sales revenue when all of the following have occurred: (1) delivery has occurred, (2) persuasive evidence of an agreement exists, (3) pricing is fixed or determinable, and (4) collection is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated free on board ("FOB") shipping point. For sales transactions designated FOB destination, revenue is recorded when the product is delivered to the customer's delivery site. With the exception of pulp sales to Kimberly-Clark and certain other customers, our sales terms are FOB shipping point and revenue is recognized at the time of shipment. For pulp sales to Kimberly-Clark and other customers that are designated FOB destination, revenue is recognized when the product is delivered to the customer's delivery site. Sales are reported net of allowable discounts and estimated returns. Reserves for cash discounts, trade allowances, credit losses and sales returns are estimated using historical experience.

Deferred Income Tax Assets

        As of December 31, 2004, we have recorded deferred income tax assets totaling $30.5 million related to temporary differences, and we have established no valuation allowances against these deferred income tax assets. As of December 31, 2003, our net deferred income tax assets were $22.8 million. In determining the need for valuation allowances, we consider many factors, including the specific taxing jurisdiction, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance would be recognized if, based on the weight of available evidence, we conclude that it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

        Our operations have been included in the consolidated income tax returns of Kimberly-Clark. Kimberly-Clark will indemnify us for all income tax liabilities and retain rights to all tax refunds for periods through the date of the Spin-Off. Accordingly, the consolidated and combined balance sheet for periods prior to the Spin-Off does not include current or prior period income tax receivables or payables related to our operations, which were filed on a consolidated basis with Kimberly-Clark. For all periods, the income tax provisions have been determined as if we were a separate taxpayer.

Pension Benefits

        Prior to the Spin-Off, the employees of our business participated in Kimberly-Clark's defined benefit pension plans and defined contribution retirement plans, which cover substantially all regular employees. In connection with the Spin-Off, Kimberly-Clark retained the obligations for former employees of the U.S. paper operations.

        In connection with the Spin-Off, and as set forth in the employee matters agreement, obligations related to former and active employees of the Canadian pulp operations and active employees of the U.S. paper operations became our responsibility. A share of pension assets related to active employees of the U.S. paper operations were transferred from Kimberly-Clark's pension plan to a new pension plan established by us. This new plan provides substantially similar benefits and credits our employees for service earned with Kimberly-Clark. With respect to Canadian employees, we assumed the existing pension assets and obligations of the related Kimberly-Clark pension plans.

        Kimberly-Clark's funding policy for the qualified defined benefit plans that became our responsibility was to contribute assets to fully fund the accumulated benefit obligation. Subject to regulatory and tax deductibility limits, any funding shortfall was to be eliminated over a reasonable number of years. Nonqualified plans providing pension benefits in excess of limitations imposed by the taxing authorities were not funded.

        Consolidated and combined pension expense for defined benefit pension plans was $10.7 million, $13.4 million and $4.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. Pension expense is calculated based upon a number of actuarial assumptions applied to each of the defined benefit plans. The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense in percents was 8.50, 8.50 and 9.31 for the years ended December 31, 2004, 2003 and 2002, respectively. The expected long-term rate of return on pension fund assets held by the Company (and prior to the Spin-Off, Kimberly-Clark) pension trusts was determined based on several factors, including input from pension investment consultants and projected long-term returns of broad equity and bond indices. Also considered were the plans' historical 10-year and 15-year compounded annual returns. Kimberly-Clark anticipated that on average the investment managers for each of the plans will generate annual long-term rates of return of at least 8.50%. Kimberly-Clark's expected long-term rate of return on the assets in the plans was based on an asset allocation assumption of about 70% with equity managers, with expected long-term rates of return of approximately 10%, and 30% with fixed income managers, with an expected long-term rate of return of about 6%. The actual asset allocation was regularly reviewed and periodically rebalanced to the targeted allocation when considered appropriate. Also, when deemed appropriate, hedging strategies were executed using index options and futures to limit the downside exposure of certain investments by trading off upside potential above an acceptable level. Such hedging strategies were executed in 2004, 2003 and 2002. Following the Spin-Off, we are following a similar methodology for determining our long-term rate of return on pension assets and investment strategy and also plan to continue to evaluate our long-term rate of return assumptions.

        Pension expense was determined based on the fair value of assets rather than a calculated value that averages gains and losses ("Calculated Value") over a period of years. Investment gains or losses represent the difference between the expected return calculated using the fair value of the assets and the actual return based on the fair value of assets. The variance between the actual and the expected gains and losses on pension assets is recognized in pension expense more rapidly than it would be if a Calculated Value for plan assets was used. As of December 31, 2004, our plans had cumulative unrecognized investment losses and other actuarial losses of approximately $128.3 million. These unrecognized net losses may increase our future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate our pension obligations or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the "corridor" determined under SFAS 87, Employers' Accounting for Pensions.

        The discount (or settlement) rate that is utilized for determining the present value of future pension obligations generally has been based in the U.S. on the yield reported for the long-term AA-rated corporate bond indexes, converted to an equivalent one-year compound basis. This practice was validated at December 31, 2002. The weighted average discount in percent was 5.75 and 6.20 for the years ended December 31, 2004 and 2003, respectively.

        Our consolidated and combined pension expense was $10.7 million for 2004. This is based on an expected weighted-average long-term rate of return on assets in our plans of 8.50%, a weighted-average discount rate for our plans of 6.21% and various other assumptions. Pension expense beyond 2004 will depend on future investment performance, our contributions to the pension trusts, changes in discount rates and various other factors related to the covered employees in the plans.

        The fair value of the assets in our defined benefit plans increased to approximately $329 million at December 31, 2004 from about $275 million at December 31, 2003, primarily due to investment gains, currency exchange effects and plan contributions exceeding payments for pension benefits and plan expenses. Lower discount rates have caused the projected benefits obligations of the defined benefit plans to exceed the fair value of plan assets by approximately $58 million at December 31, 2004, compared with approximately $53 million at December 31, 2003. The fair value of plan assets exceeded the accumulated benefit obligation by about $6.5 million at the end of 2004. At the end of 2003, the fair value of the planned assets exceeded the accumulated benefit obligation by about $0.2 million. The Company and Kimberly-Clark contributed about $16.6 million to pension trusts related to plans for which we assumed responsibility in 2004 compared with $16.2 million in 2003. In addition, we made direct benefit payments of approximately $0.1 million in each of 2004, 2003 and 2002 for unfunded supplemental retirement benefits.

        The discount rate used for our pension obligation is identical to the discount rate used for our other postretirement obligation. The discount rates displayed for the two types of obligations may appear different due to the weighting used in the calculation of the two weighted-average discount rates.

Impairment

        Property, plant and equipment are tested for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amounts of such long-lived assets may not be recoverable from future net pre-tax cash flows. Impairment testing requires significant management judgment including estimating the future success of product lines, future sales volumes, growth rates for selling prices and costs, alternative uses for the assets and estimated proceeds from disposal of the assets. Impairment testing is conducted at the lowest level where cash flows can be measured and are independent of cash flows of other assets. An asset impairment would be indicated if the sum of the expected future net pre-tax cash flows from the use of the asset (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss would be measured based on the difference between the fair value of the asset and its carrying amount. We determine fair value based on an expected present value technique in which multiple cash flow scenarios that reflect a range of possible outcomes and a risk free rate of interest are used to estimate fair value.

        The estimates and assumptions used in the impairment analysis are consistent with the business plans and estimates we use to manage our business operations. The use of different assumptions would increase or decrease the estimated fair value of the asset and would increase or decrease the impairment charge. Actual outcomes may differ from the estimates.

        See "Results of Operations and Related Information—Analysis of Pre-tax Income (Loss)—Asset Impairment Loss" for a summary of our asset impairment test on the Terrace Bay pulp facility, which resulted in a net after-tax impairment loss of approximately $72.0 million in December 2004.

Business Outlook

Recent Developments

        On March 1, 2005, we announced the planned closure of the smaller of our two single-line pulp mills at the Terrace Bay facility (the "No. 1 Mill"). The No. 1 Mill was originally constructed in 1948 and has annual capacity of approximately 125,000 tons of bleached kraft pulp. In conjunction with the closing, we will offer early retirement and severance packages to approximately 130 employees. The closing was authorized by our Chief Executive Officer on February 28, 2005, pursuant to a resolution of the Board of Directors, and is expected to occur in early May 2005.

        We expect to incur approximately $6.0 million of exit costs in connection with the closure, including one-time termination benefits related to early retirement, severance and defined benefit pension plans of approximately $5.5 million and other associated exit costs of $0.5 million. In addition, we expect to incur approximately $1.0 million of general expenses related to training of employees.

Approximately $6.3 million of the estimated costs of $7.0 million will result in future cash expenditures during 2005 and 2006.

        In addition, in March 2005, we will record a pre-tax, non-cash impairment loss of approximately $0.9 million related to the remaining value of the long-lived assets of the No. 1 Mill at Terrace Bay (See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations and Related Information—Asset Impairment Loss").

        As a result of closing the No. 1 Mill, we notified Kimberly-Clark of our intention to terminate a part of our commitment to supply and their requirement to purchase northern bleached hardwood kraft pulp pursuant to the terms of our pulp supply agreement. Under the pulp supply agreement, we were obligated to provide 40,000, 30,000, 20,000 and 10,000 tons of northern bleached hardwood kraft pulp produced at the Terrace Bay mill annually in 2005, 2006, 2007 and 2008, respectively. Our commitment to supply and Kimberly-Clark's requirement to purchase northern bleached hardwood kraft pulp pursuant to the terms of the pulp supply agreement from the Pictou mill (in annual quantities which are identical to those shown above) is unchanged.

        We believe that the remaining productive capacity at our Terrace Bay and Pictou mills and the availability of market pulp are sufficient to supply our internal and external pulp requirements.

Pulp Operations

        Transfers of Pulp within Kimberly-Clark prior to the Spin-Off.    Historically, our pulp operations have been operated as a captive pulp producer for Kimberly-Clark's tissue and other businesses. Prior to the Spin-Off, intra-company transfers of pulp by our business to Kimberly-Clark were made pursuant to an advance transfer pricing agreement negotiated among Kimberly-Clark and certain taxing authorities. Under the advance transfer pricing agreement, pulp was transferred to Kimberly-Clark at a transfer price equal to a published industry index price less a discount agreed to among Kimberly-Clark and the taxing authorities. Kimberly-Clark believes that those negotiated and agreed discounts reflected the then current market conditions for pulp without the existence of a long-term, take or pay supply agreement.

        Sales of Pulp to Kimberly-Clark after the Spin-Off.    Pulp sales to Kimberly-Clark following the Spin-Off are made pursuant to a new pulp supply agreement. The prices at which we will sell pulp to Kimberly-Clark under the new pulp supply agreement are based on published industry index prices (subject to minimum and maximum prices for northern bleached softwood kraft pulp shipped to North America prior to December 31, 2007) less agreed discounts. Those discounts will be substantially higher than the discounts contained in the advance transfer pricing agreement. We believe that the discounts and the other terms reflected in the new pulp supply agreement are comparable to those which Kimberly-Clark currently could obtain from an unaffiliated third party, considering the magnitude of Kimberly-Clark's purchases, the term of the pulp supply agreement and the other terms reflected in the agreement.

        If the new pulp supply agreement had been in place for the years ended December 31, 2004, 2003 and 2002 we estimate that our historical combined net sales and gross profit would have declined approximately as shown below:

	Net Sales			Gross Profit
(In millions)	Historical	New Pulp Agreement	Decrease	Historical	New Pulp Agreement	Decrease
Year
2004	$772.1	$746.5	$25.6	$124.2	$98.6	$25.6
2003(a)	710.3	685.8	24.5	107.9	83.4	24.5
2002(a)	702.0	684.5	17.5	131.6	114.1	17.5

        If the new pulp supply agreement had been in place for the years ended December 31, 2004, 2003 and 2002, we estimate that the historical net sales and gross profit (loss) of our pulp business would have decreased approximately as shown below:

	Net Sales			Gross Profit (Loss)
(In millions)	Historical	New Pulp Agreement	Decrease	Historical	New Pulp Agreement	Decrease
Year
2004	$448.6	$423.0	$25.6	$7.0	$(18.6)	$25.6
2003(b)	405.1	380.6	24.5	3.4	(21.1)	24.5
2002(b)	380.0	362.5	17.5	10.8	(6.7)	17.5

(a)
The above amounts of Net sales for the years ended December 31, 2003 and 2002 have been increased from the amounts previously reported by $44.5 million and $44.0 million, respectively, to be in conformity with EITF 00-10, which prohibits the netting of shipping and handling costs against revenues.

(b)
The above amounts of Net sales for the years ended December 31, 2003 and 2002 have been increased from the amounts previously reported by $38.6 million and $38.0 million, respectively, to be in conformity with EITF 00-10.

Other Items

        As noted elsewhere in this Annual Report, our historical financial results will not be indicative of our future performance, nor do they reflect what our financial position and results of operations would have been had we operated as a separate, independent company during the periods presented. Among other things, our management anticipates that beginning in 2005 we will incur ongoing full-year incremental selling, general and administrative expenses of approximately $14 million related primarily to reduced economies of scale as a result of operating on a stand-alone basis. In addition, we expect to pay Kimberly-Clark approximately $7.5 million pursuant to transition services agreements in 2005.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        As a multinational enterprise, we are exposed to risks such as changes in commodity prices, foreign currency exchange rates, interest rates and environmental regulation. A variety of practices are employed to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading. Credit risk with respect to the counterparties is considered minimal in view of the financial strength of the counterparties.

        Presented below is a description of our most significant risks.

  Foreign Currency Risk

        Our results of operations and cash flows are affected by changes in the Canadian dollar exchange rate relative to the U.S. dollar. Exchange rate fluctuations can have a material impact on our financial results because substantially all of our pulp mills' expenses are incurred in Canadian dollars and our pulp revenues are denominated in U.S. dollars. In 2004, a hypothetical $0.01 increase in the Canadian dollar relative to the U.S dollar, would have decreased our income before income taxes by approximately $6 million, excluding additional currency re-measurement losses.

        We use hedging arrangements to reduce our exposure to exchange rate fluctuations, although these arrangements could result in us incurring higher costs than we would incur without the arrangements. In December 2004, the Company's Canadian subsidiary entered into a foreign currency forward exchange contract, designated as a cash flow hedge of U.S dollar denominated pulp sales, in a notional principal amount of $25 million Canadian dollars and having a fair market value of $0.4 million at December 31, 2004.

        Currency transactional exposures are also sensitive to changes in the exchange rate of the U.S. dollar against the Canadian dollar. We performed a sensitivity test to quantify the effects that possible changes in the exchange rate of the U.S. dollar would have on our pre-tax income based on the transactional exposure at December 31, 2004. The effect is calculated by multiplying our net monetary asset or liability position by a 10% change in the exchange rate of the Canadian dollar versus the U.S. dollar. The results of this sensitivity test are presented in the following paragraph.

        As of December 31, 2004, a 10% unfavorable change in the exchange rate of the U.S. dollar against the Canadian dollar involving balance sheet transactional exposure would have resulted in a net pre-tax loss of approximately $5 million.

        Finally, the translation of the balance sheets of our Canadian operations from Canadian dollars into U.S. dollars also is sensitive to changes in the exchange rate of the U.S. dollar against the Canadian dollar. Consequently, we performed a sensitivity test to determine if changes in the exchange rate would have a significant effect on the translation of the balance sheets of our Canadian operations into U.S. dollars. These translation gains or losses are recorded as unrealized translation adjustments, or UTA, within stockholders' equity. The hypothetical change in UTA is calculated by multiplying the net assets of our Canadian operations by a 10% change in the U.S.$/Canadian$exchange rate. The results of this sensitivity test are presented in the following paragraph.

        As of December 31, 2004, a 10% unfavorable change in the exchange rate of the U.S. dollar against the Canadian dollar would have decreased our stockholders' equity by approximately $21 million. The hypothetical increase in UTA is based on the difference between the December 31, 2004 exchange rate and the assumed exchange rate.

  Commodity Risk

  Pulp

        Our results of operations, cash flows and financial position are sensitive to the selling prices of wood pulp. Wood pulp is a commodity for which there are multiple other suppliers. Typically, commodities businesses compete primarily on the basis of price and availability. The revenues from producing a commodity tend to be cyclical, with periods of shortage and rapidly rising prices leading to increased production and increased industry investment until supply exceeds demand. Those periods are then typically followed by periods of reduced prices and excess and idled capacity until the cycle is repeated.

        The markets and profitability of pulp have been, and are likely to continue to be, cyclical. Because our pulp business competes primarily on the basis of price and availability, the financial success of our pulp mills depends on their ability to produce pulp at a competitive cost. Accordingly, we must continuously and effectively manage our cost structure and production capacity to be able to respond effectively to business cycles in the pulp industry. We anticipate lower market prices for pulp in the second half of 2005 and forward as a result of an expected downturn in this pulp cycle.

  Raw Materials

        We purchase a substantial portion of the raw materials and energy necessary to produce our products on the open market, and, as a result, the price and other terms of those purchases are subject to change based on factors such as worldwide supply and demand and government regulation. We do not have significant influence over our raw material or energy prices and generally do not possess enough power to pass increases in those prices along to purchasers of our products, unless those increases coincide with increased demand for the product. Therefore, an increase in raw material or energy prices could occur at the same time that prices for our products are decreasing and have an adverse effect on our results of operations, financial position and cash flows.

        We obtain most of the wood fiber required for our Terrace Bay pulp mill and a portion of the wood fiber required for the Pictou pulp mill from timberland areas licensed by the Ontario and Nova Scotia provincial governments, respectively. These governments have granted us non-exclusive licenses for substantial timberland areas from which we obtain fiber, and we also obtain fiber harvested from timberland areas licensed to others by these governments. There can be no assurance that the amount of fiber that we are allowed to harvest from these licensed areas will not be decreased, or that our licenses will continue to be renewed or extended by the governments on acceptable terms. In each of the areas where our Canadian pulp mills are located, there is increasing competition for wood fiber from various other users. Changes in governmental practices and policies as they apply to us and to others from whom we obtain fiber may result in less fiber being available, increased costs to obtain the fiber and additional expense in meeting forestry standards. These results could have a material adverse effect upon our financial position, liquidity and results of operations.

        In 2004, over 60% of the wood chips used by the Pictou mill were supplied by two suppliers, and approximately 55% of the wood chips used by the Terrace Bay mill were supplied by one supplier. While we believe that alternative sources of critical supplies, such as wood chips, would be available, disruption of our primary sources could create a temporary, adverse effect on product shipments. Also, an interruption in supply of single source lattices to our technical paper business could disrupt and eventually cause a shutdown of production of certain technical paper latex specialty grades.

        We generate substantially all of our electrical energy at the Munising and Pictou mills and approximately one-third of the electrical energy at the Terrace Bay mill. Availability of energy is not expected to be a problem in the foreseeable future, but the purchase price of such energy can and likely will fluctuate significantly based on fluctuations in demand and other factors. At December 31, 2004, we have outstanding a fixed price forward purchase contract to hedge fluctuations in the price of electricity at our Terrace Bay mill. The contract has a notional value of approximately $8.6 million and the fair market liability value of the contract was less than $0.1 million at December 31, 2004. In addition, we have forward purchase contracts for natural gas that were allocated to us by Kimberly-Clark at the time of the Spin-Off. The contracts cover $1.4 million and $0.3 million of our gas purchases in 2005 and 2006, respectively. There is no assurance that that we will be able to obtain electricity or natural gas purchases on favorable terms in the future.

  Interest Rate Risk

        We are exposed to interest rate risk on our fixed rate long-term debt and our variable rate bank debt. Our objective is to manage the impact of interest rate changes on earnings and cash flows from our variable rate debt and on the market value of our fixed rate debt. At December 31, 2004, we had $225.0 million of fixed rate long-term debt outstanding and no variable rate borrowings outstanding under our revolving credit agreement. We are exposed to fluctuations in the fair value of our fixed rate long-term debt resulting from changes in market interest rates, but not to fluctuations in our earnings or cash flows. At December 31, 2004, the fair market value of our long-term debt was $228.4 million based upon the quoted market price of the senior notes. A 100 basis point increase in interest rates would not affect our annual interest expense because at December 31, 2004, we had no variable rate borrowings outstanding.

        We could in the future, reduce our exposure to interest rate fluctuations by entering into interest rate hedging arrangements, although those arrangements could result in us incurring higher costs than we would incur without the arrangements.

  Environmental Regulation

        Our manufacturing operations are subject to extensive regulation by U.S. and Canadian authorities. The Company has made significant capital expenditures to comply with environmental laws, rules and regulations. Due to changes in environmental laws and regulations, the application of such regulations and changes in environmental control technology, we are not able to predict with certainty the amount of future capital spending to be incurred for environmental purposes. Taking these uncertainties into account, we anticipate incurring approximately $4 million in environmental capital expenditures in 2005 and approximately $14 million in 2006. No material amount of such spending is the result of environmental fines or settlements.

        We believe that these risks can be managed and will not have a material adverse effect on our business or our consolidated financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data

        The information required in Item 8 is contained in and incorporated herein by reference from pages F-1 through F-43 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

        As of December 31, 2004, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2004.

Internal Control over Financial Reporting

        During our most recent fiscal quarter, several changes occurred which impacted our financial reporting environment. Coincident with the Spin-Off from Kimberly-Clark on November 30, 2004, responsibility for all corporate accounting and finance functions of our Company was transferred from personnel at the Kimberly-Clark headquarters in Dallas, Texas to personnel at the Neenah headquarters in Alpharetta, Georgia. In addition, as discussed further in "Business—Risk Factors—Risks Related to the Spin-Off and Our Separation from Kimberly-Clark", we have entered into a corporate services agreement with Kimberly-Clark pursuant to which Kimberly-Clark provides to us, and we are dependent upon them as an outsourced service provider, certain transition services for a period of time following the Spin-Off. These services will include, among others, certain employee benefits administration and payroll, transportation, management information systems, environment and energy, purchasing and certain accounting functions. Each service is made available to us on an as-needed basis through December 31, 2005, or such shorter or longer periods as may be provided in the corporate services agreement.

        The above changes, although significant, have not materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information relating to nominees for director of Neenah and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the captions "Proposal 1—Election of Directors," "Meetings and Committees of the Board of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the Proxy Statement for the Annual Meeting of Stockholders to be held on June 20, 2005. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2004. Information relating to the executive officers of Neenah, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, is set forth at Part I, Item 4A of this report under the caption "Executive Officers of the Registrant." Such information is incorporated herein by reference.

Code of Ethics

        Neenah has adopted the Neenah Paper, Inc. Code of Business Conduct and Ethics, which applies to all directors, officers and employees of Neenah. The Code of Business Conduct and Ethics meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer, Chief Financial Officer, (who is both our principal financial and principal accounting officer), as well as all other employees, as indicated above. The Code of Business Conduct and Ethics also meets the requirements of a code of conduct under New York Stock Exchange listing standards. The Code of Business Conduct and Ethics is posted on our web site at www.neenah.com under the links "Investor Relations—Corporate Governance—Code of Ethics." The Company intends to disclose any amendments to the Code of Business Conduct and Ethics, as well as any waivers for executive officers or directors, on our web site at www.neenah.com.

Item 11. Executive Compensation

        Information required by this Item 11 relating to executive compensation and other matters is set forth under the captions "Executive Compensation," "Director Compensation," "Compensation Committee Report on Executive Compensation," and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information relating to ownership of common stock of Neenah by certain persons is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference. Information regarding securities authorized for issuance under equity compensation plans of Neenah is set forth under the caption "Equity Compensation Plan Information" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

        Information relating to existing or proposed relationships or transactions between Neenah and any affiliate of Neenah is set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

        Information relating to Neenah's principal accountant's fees and services is set forth under the caption "Principal Accountant Fees and Services" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

Documents filed as part of this report:

1.
Consolidated and Combined Financial Statements

The following reports and financial statements are filed herewith on the pages indicated:

2.
Financial Statement Schedule

The following schedule is filed herewith:

Schedule II—Valuation and Qualifying Accounts	F-43

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.
Exhibits

Exhibit Number	Exhibit
2	Distribution Agreement dated as of November 20, 2004 between Kimberly-Clark Corporation and Neenah Paper, Inc. (filed as Exhibit 2.1 to the Neenah Paper, Inc. Current Report on Form 8-K filed November 30, 2004 and incorporated herein by reference).
3.1
Amended and Restated Certificate of Incorporation of Neenah Paper, Inc. (filed as Exhibit 3.1 to the Neenah Paper, Inc. Current Report on Form 8-K filed November 30, 2004 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Neenah Paper, Inc. (filed as Exhibit 3.2 to the Neenah Paper, Inc. Current Report on Form 8-K filed November 30, 2004 and incorporated herein by reference).
4.1
Indenture dated as of November 30, 2004 between Neenah Paper, Inc., the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, including Form of 7 3/8 Senior Note due 2014 (filed as Exhibit 10.8 to the Neenah Paper, Inc. Current Report on Form 8-K filed November 30, 2004 and incorporated herein by reference).

4.2
Registration Rights Agreement dated November 30, 2004 among Neenah Paper, Inc. and Citigroup Global Markets, Inc., Goldman, Sachs & Co. and J.P. Morgan Securities Inc., as Representatives of the Initial Purchasers (as defined therein)(filed as Exhibit 10.9 to the Neenah Paper, Inc. Current Report on Form 8-K filed November 30, 2004 and incorporated herein by reference).
4.3
Purchase Agreement dated November 18, 2004, by and among Neenah Paper, Inc. and Citigroup Global Markets Inc., Goldman, Sachs & Co., and J.P. Morgan Securities Inc. as Representatives of the Initial Purchasers (as defined therein)(filed as Exhibit 10.1 to the Neenah Paper, Inc. Current Report on Form 8-K filed November 19, 2004 and incorporated herein by reference).
4.4
Rights Agreement between Neenah Paper, Inc. and EquiServe Trust Company, N.A., as Rights Agent (filed as Exhibit 4.1 to the Neenah Paper, Inc. Current Report on Form 8-K filed November 19, 2004 and incorporated herein by reference.
4.5	Form of Subsidiary Guarantee (included as Exhibit E to Exhibit 4.1).
10.1
Corporate Services Agreement dated as of November 30, 2004 by and between Kimberly-Clark Corporation and Neenah Paper, Inc. (filed as Exhibit 10.1 to the Neenah Paper, Inc. Current Report on Form 8-K filed November 30, 2004 and incorporated herein by reference).
10.2
Tax Sharing Agreement dated as of November 30, 2004 by and between Kimberly-Clark Corporation and Neenah Paper, Inc. (filed as Exhibit 10.2 to the Neenah Paper, Inc. Current Report on Form 8-K filed November 30, 2004 and incorporated herein by reference).
10.3
Lease Agreement dated June 29, 2004 between Neenah Paper, Inc. and Germania Property Investors XXXIV, L.P. (filed as Exhibit 10.3 to the Neenah Paper, Inc. Current Report on Form 8-K filed November 30, 2004 and incorporated herein by reference).
10.4
Industrial Lease Agreement dated October 8, 2004 by and between Neenah Paper, Inc. and Duke Realty Limited Partnership (filed as Exhibit 10.4 to the Neenah Paper, Inc. Current Report on Form 8-K filed November 30, 2004 and incorporated herein by reference).
*10.5	Neenah Paper Inc. Supplemental Pension Plan.
*10.6	Neenah Paper Inc. Supplemental Retirement Contribution Plan.
*10.7	Neenah Paper Inc. Executive Severance Plan.
10.8
Form of Pulp Supply Agreement by and between Kimberly-Clark Global Sales and Neenah Paper, Inc. (filed as Exhibit 10.4 to the Neenah Paper, Inc. Registration Statement on Form 10, as amended, filed August 26, 2004 and incorporated herein by reference).
10.9
Form of Employee Matters Agreement by and between Kimberly-Clark Corporation and Neenah Paper, Inc. (filed as Exhibit 10.2 to the Neenah Paper, Inc. Registration Statement on Form 10, as amended, filed August 26, 2004 and incorporated herein by reference).

*10.10	Credit Agreement dated as of November 30, 2004, by and among Neenah Paper, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders.
*10.11
First Amendment and Waiver, dated as of January 31, 2005 to the Credit Agreement dated as of November 30, 2004, by and among Neenah Paper, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders.
*10.12	Neenah Paper, Inc. 2004 Omnibus Stock and Incentive Compensation Plan.
21	List of Subsidiaries of Neenah Paper, Inc.
*23	Consent of Deloitte & Touche LLP.
*24	Power of Attorney.
*31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").
*31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEENAH PAPER, INC.
By:	/s/ SEAN T. ERWIN
	Name:	Sean T. Erwin
	Title:	Chairman of the Board, President and Chief Executive Officer (in his capacity as a duly authorized officer of the Registrant and in his capacity as Chief Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ SEAN T. ERWIN Sean T. Erwin	Chairman of the Board, President and Chief Executive Officer	March 31, 2005
/s/ BONNIE C. LIND Bonnie C. Lind	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 31, 2005
/s/ JAMES G. GROSKLAUS* James G. Grosklaus	Director	March 31, 2005
/s/ EDWARD GRZEDZINSKI* Edward Grzedzinski	Director	March 31, 2005
/s/ MARY ANN LEEPER* Mary Ann Leeper	Director	March 31, 2005
/s/ TIMOTHY S. LUCAS* Timothy S. Lucas	Director	March 31, 2005
/s/ PHILIP C. MOORE* Philip C. Moore	Director	March 31, 2005
/s/ STEPHEN M. WOOD* Stephen M. Wood	Director	March 31, 2005
*By:	/s/ STEVEN S. HEINRICHS Steven S. Heinrichs Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Neenah Paper, Inc.:

        We have audited the accompanying consolidated balance sheet of Neenah Paper, Inc. and subsidiaries (the "Company") as of December 31, 2004 and the combined balance sheet of the Pulp and Paper Business of Kimberly-Clark Corporation ("Pulp and Paper Business"), consisting of the Fine Paper and Technical Paper divisions and the Canadian pulp operations, as of December 31, 2003, and the related consolidated and combined statements of operations, cash flows and changes in stockholders' equity and in invested equity for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated and combined financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        The accompanying combined financial statements were prepared to present the assets and liabilities and related results of operations and cash flows of the Pulp and Paper Business, which was spun off to Kimberly-Clark Corporation's stockholders as described in Note 1 to the consolidated and combined financial statements, and may not necessarily be indicative of the conditions that would have existed or the results of operations and cash flows if the Pulp and Paper Business had operated as a stand-alone company during the periods presented.

        In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2004 and the Pulp and Paper Business at December 31, 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 30, 2005

NEENAH PAPER, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

	Year Ended December 31,
	2004	2003	2002
Net Sales	$772.1	$710.3	$702.0
Cost of products sold	647.9	602.4	570.4

Gross Profit	124.2	107.9	131.6
Selling, general and administrative expenses	45.8	34.6	33.6
Asset impairment loss (Note 12)	112.8	—	—
Other (income) and expense—net	5.5	10.0	(1.3)

Operating Income (Loss)	(39.9)	63.3	99.3
Interest expense	1.4	—	—

Income (Loss) Before Income Taxes	(41.3)	63.3	99.3
Provision (benefit) for income taxes	(14.9)	24.4	37.0

Net Income (Loss)	$(26.4)	$38.9	$62.3

Earnings (Loss) Per Common Share
Basic	$(1.79)	$2.64	$4.23

Diluted	$(1.79)	$2.64	$4.23

Weighted Average Common Shares Outstanding (in thousands)
Basic	14,738	14,738	14,738

Diluted	14,738	14,738	14,738

See Notes to Consolidated and Combined Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$19.1	$—
Accounts receivable, net	92.4	77.1
Inventories	88.7	85.7
Deferred income taxes	3.2	3.7
Prepaid and other current assets	2.2	4.9

Total Current Assets	205.6	171.4
Property, Plant and Equipment—net	257.6	368.1
Timberlands	5.2	5.2
Deferred Income Taxes	27.3	19.1
Prepaid and Intangible Pension Costs	72.9	24.2
Other Assets	18.0	4.0

TOTAL ASSETS	$586.6	$592.0

LIABILITIES AND STOCKHOLDERS' AND INVESTED EQUITY
Current Liabilities
Trade accounts payable	$43.8	$32.7
Other payables	6.8	6.6
Accrued expenses	36.6	30.4

Total Current Liabilities	87.2	69.7
Long-term Debt	225.0	—
Noncurrent Employee Benefits and Other Obligations	48.0	54.1
Deferred Income Taxes	8.4	34.5

TOTAL LIABILITIES	368.6	158.3

Commitments and Contingencies (Notes 9 and 10)
Stockholders' and Invested Equity
Common stock, par value $0.01—authorized: 100,000,000 shares; issued and outstanding: 14,763,319 shares	0.1	—
Additional paid-in capital	239.2	—
Kimberly-Clark's net investment	—	436.8
Retained deficit	(70.7)	—
Accumulated other comprehensive income (loss)	51.6	(3.1)
Unearned compensation on restricted stock	(2.2)	—

TOTAL STOCKHOLDERS' AND INVESTED EQUITY	218.0	433.7

TOTAL LIABILITIES AND STOCKHOLDERS' AND INVESTED EQUITY	$586.6	$592.0

See Notes to Consolidated and Combined Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN

STOCKHOLDERS' AND INVESTED EQUITY

(Dollars in millions, shares in thousands)

	Common Stock					Accumulated Other Comprehensive Income (Loss)	Unearned Compensation On Restricted Stock
			Additional Paid-In Capital	Kimberly- Clark's Net Investment	Retained Deficit			Comprehensive Income
	Shares	Amount
Balance, December 31, 2001	—	$—	$—	$479.5	$—	$(29.4)	$—
Net income	—	—	—	62.3	—	—	—	$62.3
Other comprehensive income
Unrealized foreign currency translation	—	—	—	—	—	2.5	—	2.5
Minimum pension liability	—	—	—	—	—	(26.5)	—	(26.5)
Other	—	—	—	—	—	0.6	—	0.6

Net cash transfers to Kimberly-Clark	—	—	—	(95.8)	—	—	—	$38.9

Non-cash transfers from Kimberly-Clark	—	—	—	0.5	—	—	—

Balance, December 31, 2002	—	—	—	446.5	—	(52.8)	—
Net income	—	—	—	38.9	—	—	—	$38.9
Other comprehensive income
Unrealized foreign currency translation	—	—	—	—	—	59.7	—	59.7
Minimum pension liability	—	—	—	—	—	(9.4)	—	(9.4)
Other	—	—	—	—	—	(0.6)	—	(0.6)

Net cash transfers to Kimberly-Clark	—	—	—	(50.0)	—	—	—	$88.6

Non-cash transfers from Kimberly-Clark	—	—	—	1.4	—	—	—

Balance, December 31, 2003	—	—	—	436.8	—	(3.1)	—
Net income (loss)	—	—	—	44.3	(70.7)	—	—	$(26.4)
Other comprehensive income
Unrealized foreign currency translation	—	—	—	—	—	24.8	—	24.8
Minimum pension liability	—	—	—	—	—	30.0	—	30.0
Other	—	—	—	—	—	(0.1)	—	(0.1)

Net cash transfers to Kimberly-Clark	—	—	—	(37.6)	—	—	—	$28.3

Adjustment to deferred taxes at Spin-Off	—	—	—	8.2	—	—	—
Other non-cash transfers to Kimberly-Clark	—	—	—	(1.8)	—	—	—
Spin-Off payment to Kimberly-Clark	—	—	—	(213.0)	—	—	—
Transfer to additional paid-in capital	—	—	236.9	(236.9)	—	—	—
Issuance of common stock	14,738	0.1	—	—	—	—	—
Restricted stock awards, less amortization	25	—	2.3	—	—	—	(2.2)

Balance, December 31, 2004	14,763	$0.1	$239.2	$—	$(70.7)	$51.6	$(2.2)

See Notes to Consolidated and Combined Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$(26.4)	$38.9	$62.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	36.0	35.3	34.3
Asset impairment loss	112.8	—	—
Deferred income tax benefit	(43.6)	(8.2)	(1.7)
Loss on asset dispositions	3.1	0.1	3.1
Net cash provided by (used in) changes in operating working capital
Accounts receivable	(14.1)	(3.6)	2.3
Inventories	(9.4)	(5.8)	21.4
Prepaid and other current assets	2.4	0.5	(0.6)
Trade accounts payable	11.1	6.1	(0.8)
Other payables	0.2	(4.0)	(5.4)
Accrued expenses	5.6	3.6	(2.3)
Foreign currency effects on working capital	5.7	13.5	0.7
Pension and other postretirement benefits	(7.4)	(1.3)	(1.3)
Other	—	(1.5)	(0.2)

NET CASH PROVIDED BY OPERATING ACTIVITIES	76.0	73.6	111.8

INVESTING ACTIVITIES
Capital expenditures	(19.1)	(24.4)	(18.4)
Proceeds from dispositions of property	0.1	1.9	1.7
Other	(0.1)	(1.1)	0.7

NET CASH USED IN INVESTING ACTIVITIES	(19.1)	(23.6)	(16.0)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	225.0	—	—
Debt issuance costs	(12.2)	—	—
Short-term borrowings	10.0	—	—
Repayments of short-term borrowings	(10.0)	—	—
Spin-Off payment to Kimberly-Clark	(213.0)	—	—
Net transfers to Kimberly-Clark	(37.6)	(50.0)	(95.8)

NET CASH USED IN FINANCING ACTIVITIES	(37.8)	(50.0)	(95.8)

NET INCREASE IN CASH AND CASH EQUIVALENTS	19.1	—	—
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—	—

CASH AND CASH EQUIVALENTS, END OF YEAR	$19.1	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during year for interest	$—	$—	$—

Cash paid during year for income taxes	$—	$—	$—

Non-cash transfers (to) from Kimberly-Clark	$6.4	$1.4	$0.5

See Notes to Consolidated and Combined Financial Statements

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, except as noted)

Note 1. Background and Basis of Presentation

Background

        Neenah Paper, Inc. ("Neenah" or the "Company"), a Delaware corporation, was incorporated in April 2004 in contemplation of the spin-off by Kimberly-Clark Corporation ("Kimberly-Clark") of its Canadian pulp business and its fine paper and technical paper businesses in the United States (collectively, the "Pulp and Paper Business"). The Canadian pulp business consists of the Terrace Bay, Ontario pulp mill and the Pictou, Nova Scotia pulp mill and related timberlands. The fine paper business is a leading producer of premium writing, text, cover and specialty papers. The technical paper business is a leading producer of durable, saturated and coated base papers for a variety of end uses.

        On November 30, 2004, Kimberly-Clark completed the distribution of all of the shares of Neenah's common stock to the stockholders of Kimberly-Clark (the "Spin-Off"). Kimberly-Clark stockholders received a dividend of one share of Neenah's common stock for every 33 shares of Kimberly-Clark common stock held. Based on a private letter ruling received by Kimberly-Clark from the Internal Revenue Service, receipt of the Neenah shares in the Spin-Off was tax-free for U.S. federal income tax purposes. As a result of the Spin-Off, Kimberly-Clark transferred all of the assets and liabilities of the Pulp and Paper Business to Neenah. In addition, Kimberly-Clark transferred certain assets and liabilities of Kimberly-Clark sponsored employee benefit plans to the Company. Following the Spin-Off, Neenah is an independent public company and Kimberly-Clark has no continuing stock ownership.

Basis of Consolidation and Presentation

        The consolidated and combined financial statements include the financial statements of the Company, and its wholly owned and majority owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

        The consolidated and combined financial statements reflect the consolidated operations of Neenah and its subsidiaries as a separate, stand-alone entity subsequent to November 30, 2004, combined with the historical operations of the Pulp and Paper Business which were operated as part of Kimberly-Clark prior to the Spin-Off. The combined financial statements for periods through November 30, 2004 have been derived from the consolidated financial statements and accounting records of Kimberly-Clark using the historical results of operations and the historical basis of assets and liabilities of the Pulp and Paper Business. Management believes the assumptions underlying the combined financial statements for these periods are reasonable. However, the combined financial statements included herein for periods through November 30, 2004 do not reflect the Pulp and Paper Business' results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Pulp and Paper Business been a stand-alone company during the periods presented. See Note 11 for transactions with Kimberly-Clark.

        Kimberly-Clark's investment in the Pulp and Paper Business is shown as "Kimberly-Clark's net investment" in the combined financial statements through November 30, 2004 because no direct ownership relationship existed among the entities that comprised the Pulp and Paper Business. Intercompany accounts between the Pulp and Paper Business and Kimberly-Clark are combined with "Kimberly-Clark's net investment". As of November 30, 2004, the balance reflected in the "Kimberly-Clark's net investment" was transferred to "Additional paid-in capital" of Neenah. "Retained deficit" reflected in the consolidated financial statements represents net losses beginning December 1, 2004.

        Basic earnings (loss) per share were computed by dividing net loss by the number of weighted average shares of common stock outstanding during the 2004 reporting period. Diluted earnings (loss) per share were calculated to give effect to all potentially dilutive common shares. In 2004, approximately 875,000 potentially dilutive options that were "out-of-the-money" were excluded from the computation of dilutive common shares. In addition, as a result of the net loss in 2004, the assumed incremental 60,683 shares resulting from the exercises of "in-the-money" stock options and the vesting of restricted stock and restricted stock units were excluded from the diluted earnings per share calculation, as the effect would have been anti-dilutive.

        For 2003 and 2002, basic and diluted earnings per share were computed using the number of shares of Neenah common stock outstanding on November 30, 2004, the date on which Neenah common stock was distributed to the stockholders of Kimberly-Clark.

        Prior to the Spin-Off, certain corporate, general and administrative expenses of Kimberly-Clark were allocated to the Pulp and Paper Business, using a three factor formula comprised of net sales, total assets and employee head count. In the opinion of management, such an allocation is reasonable. However, such expenses are not indicative of, nor is it practical or meaningful for management to estimate for all historical periods presented, the actual level of expenses that might have been incurred had the Pulp and Paper Business been operating as an independent company. General corporate overhead primarily includes information technology, accounting, cash management, legal, tax, insurance and public relations. These expenses amounted to $0.5 million, $0.7 million and $0.8 million in 2004, 2003 and 2002, respectively. Subsequent to November 30, 2004, the Company performed these functions using its own resources or purchased services, some of which were provided by Kimberly-Clark pursuant to a Corporate Services Agreement (See Note 11).

        Kimberly-Clark used a centralized approach to cash management and the financing of its operations. Cash deposits from the Pulp and Paper Business prior to the Spin-Off were transferred to Kimberly-Clark on a regular basis and were netted against Kimberly-Clark's net investment account. Consequently, none of Kimberly-Clark's cash, cash equivalents or debt was allocated to the Pulp and Paper Business in the combined financial statements for periods through November 30, 2004.

        Changes in Kimberly-Clark's net investment represent any funding from Kimberly-Clark for working capital and capital expenditures after giving effect to the Pulp and Paper Business' transfers to Kimberly-Clark of its cash flows from operations.

Cash Payment to Kimberly-Clark

        On November 30, 2004, the Company paid a Spin-Off payment of $213 million to a Kimberly-Clark subsidiary primarily from the proceeds of a $225 million principal amount senior note offering (See Note 5).

Income Taxes

        For periods prior to November 30, 2004, income tax provisions and related deferred tax assets and liabilities of the Pulp and Paper Business were calculated on a separate tax return basis. However, Kimberly-Clark managed its tax position for the benefit of its entire portfolio of businesses, and its tax strategies are not necessarily reflective of the tax strategies that the Pulp and Paper Business would have followed as a stand-alone entity.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Significant management judgment is required in determining the accounting for, among other things, pension and postretirement benefits, retained insurable risks, allowances for doubtful accounts, useful lives for depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, income taxes and contingencies.

Revenue Recognition

        The Company recognizes sales revenue when all of the following have occurred: (1) delivery has occurred, (2) persuasive evidence of an agreement exists, (3) pricing is fixed or determinable, and (4) collection is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated free on board ("FOB") shipping point. For sales transactions designated FOB destination, revenue is recorded when the product is delivered to the customer's delivery site. With the exception of pulp sales to Kimberly-Clark and certain other customers, the Company's sales terms are FOB shipping point and revenue is recognized at the time of shipment. For pulp sales to Kimberly-Clark and other customers that are designated FOB destination, revenue is recognized when the product is delivered to the customer's delivery site. Sales are reported net of allowable discounts and estimated returns. Reserves for cash discounts, trade allowances, credit losses and sales returns are estimated using historical experience.

        Pursuant to the new pulp supply agreement, sales terms to Kimberly-Clark subsequent to the Spin-Off were changed to FOB destination rather than FOB shipping point. As a result, net sales in December 2004 were reduced by $12.9 million, reflecting the one-time effect of this change in terms.

Shipping and Handling Costs

        All amounts billed to customers in a sales transaction related to shipping and handling are recorded as revenue, and costs incurred by the Company for shipping and handling are recorded as costs of products sold.

        Certain prior years' amounts of shipping and handling costs have been adjusted in the combined statements of operations to be in conformity with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, which became effective in 2000 and which prohibits the netting of such costs against revenues. Accordingly, amounts reflected for 2003 and 2002 for "Net sales" and "Cost of products sold" in the combined statements of operations have been increased from the amounts previously reported by $44.5 million and $44.0 million, respectively. This adjustment had no effect on the amount of "Gross profit" or any other captioned amounts in the combined statements of operations.

Cash and Cash Equivalents

        Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions.

Inventories

        U.S. inventories are valued at the lower of cost, using the Last-In, First-Out (LIFO) method for financial reporting purposes, or market. Canadian inventories are valued at the lower of cost, using either the First-In, First-Out (FIFO) or a weighted-average cost method, or market. Cost includes labor, materials and production overhead. Inventories of the Canadian pulp operations include both roundwood (logs) and wood chips. These inventories are located both at the pulp mills and at various timberlands locations. In accordance with industry practice, physical inventory counts utilize "scaling' techniques to estimate quantities of roundwood, as well as various electronic devices to calculate wood chip inventory amounts. These techniques historically have provided reasonable estimates of such inventories.

Foreign Currency

        Balance sheet accounts of the Canadian pulp operations are translated from Canadian dollars into U.S. dollars at period-end exchange rates, and income and expense are translated at average exchange rates during the period. Translation gains or losses related to net assets located in Canada are shown as a component of accumulated other comprehensive income (loss) in stockholders' and invested equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in other (income) and expense-net in the combined statements of operations. Net foreign currency transaction gains (losses) for 2004, 2003 and 2002 were $(5.1) million, $(10.0) million and $0.6 million, respectively.

Property and Depreciation

        Property, plant and equipment is stated at cost, less accumulated depreciation. Certain costs of software developed or obtained for internal use are capitalized. When property, plant and equipment is sold or retired, the costs and the related accumulated depreciation are removed from the accounts, and the gains or losses are recorded in other (income) and expense—net. For financial reporting purposes, depreciation is principally computed on the straight-line method over the estimated useful asset lives. Weighted average useful lives are approximately 40 years for buildings, 10 years for land improvements and 18 years for machinery and equipment. The cost of permanent and secondary logging roads is capitalized and amortized over the estimated useful lives of the roads, primarily 20 years. The cost of tertiary roads (which are not permanent) is expensed as incurred. For income tax purposes, accelerated methods of depreciation are used.

        Estimated useful lives are periodically reviewed and, when warranted, changes are made to them. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their cost may not be recoverable. An impairment loss would be recognized when estimated undiscounted future pre-tax cash flows from the use of the asset are less than its carrying amount.

Measurement of an impairment loss would be based on the excess of the carrying amount of the asset over its fair value. Fair value is generally measured using discounted cash flows. See Note 12 for discussion of asset impairment losses recorded in December 2004 related to Terrace Bay's long-lived assets.

        The costs of major rebuilds and replacements of plant and equipment are capitalized, and the cost of maintenance performed on manufacturing facilities, composed of labor, materials and other incremental costs, is charged to operations as incurred. Start-up costs for new or expanded facilities are expensed as incurred.

Timberlands

        Timberlands are stated at cost, less the accumulated cost of timber previously harvested. The Company's owned timberlands have long-rotation and growing cycles averaging over 40 years. Capitalized costs for these timberlands include site preparation, initial planting and seeding. The costs of fertilization, control of competition (brush control) and seedling protection activities (principally herbicide and insecticide applications) during the stand establishment period also are capitalized. The Company charges capitalized costs, excluding land, to operations at the time the wood is harvested, based on periodically determined depletion rates.

        Fertilization, control of competition and seedling protection activities following the stand establishment period are expensed as incurred. The Company pays stumpage fees for wood harvested under long-term licenses and charges such costs to operations as incurred. Costs of administration, insurance, property taxes, and interest are expensed as incurred.

        The Company distinguishes between costs associated with pre-merchantable timber and costs associated with merchantable timber. Costs of merchantable timber are currently depletable, whereas costs of pre-merchantable timber are not yet depletable. Timberland depletion rates for owned timberlands are calculated periodically, based on capitalized costs and the total estimated volume of timber that is mature enough to be harvested and processed. Timber inventory volume is determined by adding an estimate of current-year growth to the prior-year ending balance, less the current-year harvest. The volume and growth estimates are tested periodically using statistical sampling techniques. The depletion rate calculated at the end of the year is used to calculate the cost of timber harvested in the subsequent year.

Research Expense

        Research and development costs are charged to expense as incurred and are recorded in "Selling, general and administrative expenses" on the Consolidated and Combined Statement of Operations.

Fair Value of Financial Instruments

        The carrying amounts reflected in the Consolidated and Combined Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The fair value of long-term debt is estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of arrangements. The fair value of the

Company's long-term debt at December 31, 2004 was $228.4 million compared to the carrying value of $225.0 million.

Other Comprehensive Income

        Comprehensive income includes, in addition to net income, unrealized gains and losses recorded directly into a separate section of stockholders' equity on the consolidated and combined balance sheet. These unrealized gains and losses are referred to as other comprehensive income items. The accumulated other comprehensive income (loss) shown on the consolidated and combined balance sheets consists primarily of foreign currency translation and minimum pension liability adjustments. The foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in the Canadian pulp operations.

        The changes in the components of other comprehensive income (loss) are as follows:

	Year Ended December 31,
	2004			2003			2002
	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount
Unrealized foreign currency translation	$24.8	$—	$24.8	$59.7	$—	$59.7	$2.5	$—	$2.5
Minimum pension liability	46.3	(16.3)	30.0	(14.5)	5.1	(9.4)	(41.1)	14.6	(26.5)
Other	(0.2)	0.1	(0.1)	(0.9)	0.3	(0.6)	0.9	(0.3)	0.6

Other comprehensive income (loss)	$70.9	$(16.2)	$54.7	$44.3	$5.4	$49.7	$(37.7)	$14.3	$(23.4)

        Accumulated balances of other comprehensive income (loss), net of applicable income taxes are as follows:

	December 31,
	2004	2003
Unrealized foreign currency translation	$57.9	$33.1
Minimum pension liability (net of income taxes benefits of $3.6 and $19.9)	(6.3)	(36.3)
Other	—	0.1

Accumulated other comprehensive income (loss)	$51.6	$(3.1)

Stock Based Employee Compensation

        The Company's stock based employee compensation plan is described in Note 7. As permitted by Statement of Financial Accounting Standards No. 123 ("SFAS 123"), the Company continues to use the intrinsic value method permitted by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations to account for stock option grants. No employee compensation has been charged to earnings because the exercise prices of all stock options granted have been equal to the market value of the Company or Kimberly-Clark's common stock at the date of grant. Had compensation expense been recorded under the provisions of SFAS 123, the impact on the Company's net income (loss) and income (loss) per share would have been:

	Year Ended December 31,
(Dollars in millions, except per share)	2004	2003(a)	2002(a)
Reported net income (loss)	$(26.4)	$38.9	$62.3
Pro forma compensation expense, net of tax	(1.2)	—	—

Pro forma net income (loss)	$(27.6)	$38.9	$62.3

Reported net income (loss) per share:
Basic	$(1.79)	$2.64	$4.23

Diluted(b)	$(1.79)	$2.64	$4.23

Pro forma net income (loss) per share:
Basic	$(1.87)	$2.64	$4.23

Diluted(b)	$(1.87)	$2.64	$4.23

(a)
The pro forma effect of stock options on net income is only presented for periods after November 30, 2004, the date on which Neenah common stock was distributed to stockholders of Kimberly-Clark.

(b)
As a result of the net loss in 2004, the assumed incremental 60,683 shares resulting from the exercises of stock options and the vesting of restricted stock and restricted stock units were excluded for the diluted earnings per share calculation, as the effect would have been anti-dilutive.

        The weighted-average fair value at date of grant for options granted after the Spin-Off and for Kimberly-Clark options converted on November 30, 2004 was $11.71 per share and was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions (See Note 7 for a discussion of the 2004 option grants at a weighted average exercise price $31.81):

2004
Expected life in years	4.7
Interest rate	3.6%
Volatility	36.3%
Dividend yield	1.2%

        In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which revises SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R also supersedes APB 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows (See Accounting Standards Changes below for a discussion of other standards). In general, the accounting required by SFAS 123R is similar to that of SFAS 123. However, SFAS 123 gave companies a choice to either recognize the fair value of stock options in their income statements or to disclose the pro forma income statement effect of the fair value of stock options in the notes to the financial statements. SFAS 123R eliminates that choice and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the option vesting period. SFAS 123R must be adopted no later than July 1, 2005. Early adoption is permitted.

        SFAS 123R permits adoption of its requirements using one of two transition methods:

  (1)
  A modified prospective transition ("MPT") method in which compensation cost is recognized beginning with the effective date (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date that remain unvested on the effective date.

  (2)
  A modified retrospective transition ("MRT") method which includes the requirements of the MPT method described above, but also permits restatement of financial statements based on the amounts previously disclosed under SFAS 123's pro forma disclosure requirements either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

        The Company is currently evaluating the timing and manner in which it will adopt SFAS 123R.

        The Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, has recognized no compensation cost for employee stock options. Accordingly, adoption of SFAS 123R's fair value method will have an effect on results of operations, although it will have no impact on overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had SFAS 123R been adopted in prior periods, the effect would have approximated the SFAS 123 pro forma net income and earnings per share disclosures shown.

        SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required, thereby reducing net operating cash flows and increasing net financing cash flows in periods after adoption. Such amounts cannot be estimated for future periods because they depend on, among other things, when employees will exercise the stock options and the market price of the Company's stock at the time of exercise.

Accounting Standards Changes

        In May 2003, SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity was issued. SFAS 150 requires that certain instruments classified as part of stockholders' equity or between stockholders' equity and liabilities be classified as liabilities. The Company has no instruments that were affected by SFAS 150.

        In December 2003, FIN 46 (Revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB 51, ("FIN 46R") was issued effective for the first interim or annual period ending after December 31, 2003. FIN 46R requires consolidation of entities in which the Company is the primary beneficiary, despite not having voting control. Likewise, it does not permit consolidation of entities in which Neenah has voting control but is not the primary beneficiary. The Company currently has no interests in any variable interest entities. Accordingly, adoption of FIN 46R had no effect on the consolidated and combined financial statements.

        In December 2003, SFAS 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, ("SFAS 132R") was issued. SFAS 132R revises the disclosures for pension plans and other postretirement benefit plans. The Company has adopted the annual and interim disclosure requirements of SFAS 132R.

        In May 2004, FASB Staff Position 106-2 ("FSP 106-2"), Accounting and Disclosure Requirements Related to Medicare Prescription Drug, Improvement and Modernization Act of 2003 was issued. See Note 6 where implementation is discussed.

        In November 2004, SFAS 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4, ("SFAS 151") was issued. SFAS 151 clarifies the accounting for abnormal amounts of facility expenses, freight, handling costs, and spoilage. It also requires that allocation of fixed production overheads to inventory be based on the normal capacity of production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of SFAS 151 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

        In December 2004, SFAS 153, Exchange of Nonmonetary Assets- an amendment of APB Opinion No. 29, ("SFAS 153") was issued. SFAS 151 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of SFAS 153 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

Note 3. Risk Management

        The Company is exposed to risks such as changes in foreign currency exchange rates and pulp prices. A variety of practices are employed to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading. All foreign currency derivative instruments are either exchange traded or entered into with major financial institutions. Credit risk with respect to the counterparties is considered minimal in view of the financial strength of the counterparties.

        In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the Company records all derivative instruments as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives are either recorded in income or other comprehensive income, as appropriate. The gain or loss on derivatives designated as cash flow hedges is included in other comprehensive income in the period that changes in fair value occur and is reclassified to income in the same period that the hedged item affects income. The gain or loss on derivatives that have not been designated as hedging instruments is included in current income in the period that changes in fair value occur.

Pulp Price and Foreign Currency Risk

        The operating results, cash flows and financial condition of the Company are subject to pulp price risk. Pulp prices, which are set in U.S. dollars, are determined by industry supply and demand. The average published industry index price of a metric ton of northern softwood kraft pulp in U.S. dollars was $565 in 2001, $487 in 2002, $553 in 2003 and $637 in 2004. The year-over-year decrease of $78 per ton in the average published industry index price in 2002 resulted in a decline in gross sales of approximately $44 million, whereas the year-over-year increases of $66 per ton and $84 per ton in the average published industry index price in 2003 and 2004, respectively, resulted in an increase in gross sales of approximately $36 million and $46 million, respectively.

        Because the price of pulp is set in U.S. dollars and the Company's cost of producing pulp is incurred principally in Canadian dollars, the profitability of the Company's pulp operations is subject to foreign currency risk. The foreign currency and pulp price risks are managed from time-to-time by the use of foreign currency forward and pulp futures contracts. The use of these instruments allows management of this transactional exposure to exchange rate and pulp price fluctuations because the gains or losses incurred on the derivative instruments are intended to offset, in whole or in part, losses or gains on the underlying transactional exposure. Translation exposure is not hedged.

        In addition, the Company is subject to price risk for utilities which are used in its manufacturing operations. Derivative instruments are used to hedge this risk when it is deemed prudent to do so.

Cash Flow Hedges

        The Company's cash flow hedges were effective in 2004, 2003 and 2002 and consequently resulted in no net income effect. During the same period in which the hedged forecasted transactions affected earnings, the Company reclassified $0.6 million, $(0.5) million and $(0.8) million of after-tax (gains) losses from accumulated other comprehensive income to earnings in 2004, 2003 and 2002, respectively. At December 31, 2004, the Company expects to reclassify less than $0.1 million of after-tax gains from accumulated other comprehensive income to earnings during the next twelve months. In December 2004, the Company's Canadian subsidiary entered into a foreign currency forward exchange contract, designated as a cash flow hedge of U.S dollar denominated pulp sales, in a notional principal amount of $25 million Canadian dollars and having a fair market value of $0.4 million at December 31, 2004. The contract matures ratably during the first quarter of 2005. In addition, the Company has a fixed price forward purchase contract to hedge fluctuations in the price of electricity at the Terrace Bay mill. The contract has a notional value of approximately $8.6 million and the fair market liability value of the contract was less than $0.1 million at December 31, 2004.

Note 4. Income Taxes

        Income tax expense in the Company's consolidated and combined financial statements has been calculated on a separate tax return basis. The following table presents the principal reasons for the difference between the effective tax rate and the U.S. federal statutory income tax rate:

	Year Ended December 31,
	2004	2003	2002
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax effect	2.4	4.2	4.1
Canadian investment tax credits	—	—	(1.7)
Other differences—net	(1.3)	(0.7)	(0.1)

Effective income tax rate	36.1%	38.5%	37.3%

        The following table presents the U.S. and Canadian components of income before income taxes and the provision for income taxes:

	Year Ended December 31,
	2004	2003	2002
Income before income taxes:
U.S.	$79.2	$81.5	$100.0
Canada	(120.5)	(18.2)	(0.7)

Total	(41.3)	63.3	99.3

Provisions for income taxes:
Current:
Federal	26.6	28.5	23.2
State and local	2.1	4.5	6.6
Canadian	—	(0.4)	8.9

Subtotal	28.7	32.6	38.7

Deferred:
Federal	(0.2)	(2.1)	9.0
State and local	—	(0.5)	(0.3)
Canadian	(43.4)	(5.6)	(10.4)

Subtotal	(43.6)	(8.2)	(1.7)

Total	$(14.9)	$24.4	$37.0

        The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The components of deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

	December 31,
	2004	2003
Net current deferred income tax assets:
Accrued liabilities	$4.4	$5.3
Other	(1.2)	(1.6)

Net current deferred income tax assets	$3.2	$3.7

Net noncurrent deferred income tax assets:
Canadian timberlands	$72.3	$33.9
Employee benefits	16.1	10.7
Accumulated depreciation	(58.4)	(26.0)
Other	(2.7)	0.5

Net noncurrent deferred income tax assets	$27.3	$19.1

Net noncurrent deferred income tax liabilities:
Accumulated depreciation	$8.4	$33.3
Other	—	1.2

Net noncurrent deferred income tax liabilities	$8.4	$34.5

        No valuation allowance has been provided on deferred income tax assets. In determining the need for valuation allowances, the Company considers many factors, including the specific taxing jurisdiction, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance would be recognized if, based on the weight of available evidence, the Company concludes that it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

        As part of the Spin-Off transaction, the Company paid a one-time Spin-Off payment of $213 million to Kimberly-Clark to fund the purchase of the Canadian pulp assets and related timberlands. In accordance with EITF 94-10, Accounting by a Company for the Income Tax Effects of Transactions among or with Its Shareholders under FASB Statement No. 109, the tax effects of the resulting change in the tax bases of the assets and liabilities were reflected in stockholders' and invested equity. The Company recorded a net charge to noncurrent deferred income taxes of approximately $8.2 million and an offsetting credit to "Kimberly-Clark's net investment" on the consolidated and combined balance sheet and statement of changes in stockholders' and invested equity.

        All of the operations of the Pulp and Paper Business were included in the consolidated income tax returns of Kimberly-Clark. Kimberly-Clark agreed to indemnify the Company for all income tax liabilities and retain rights to all tax refunds relating to the Pulp and Paper Business in its consolidated income tax returns for periods through the date of the Spin-Off. Accordingly, the consolidated and combined balance sheets do not include current or prior period income tax receivables or payables related to the Pulp and Paper Business.

        The Company's stock was distributed in a tax-free spin-off. Under terms of the tax sharing agreement between the Company and Kimberly-Clark, the Company could be liable for any income taxes if it commits a tainting event that destroys the tax free nature of the Spin-Off.

Note 5. Debt

        The following debt was incurred either as a result of or since the Spin-Off. The Company did not have debt prior to November 30, 2004. At December 31, 2004, the Company had no required debt payments during the next five years.

Senior Unsecured Notes

        On November 30, 2004, the Company completed an underwritten offering of ten-year senior unsecured notes (the "Senior Notes") at face amount of $225 million. The Senior Notes bear interest at a rate of 7.375%, payable May 15 and November 15 of each year, commencing on May 15, 2005, and mature on November 15, 2014. The proceeds from this offering were used to pay a special payment of $213 million to Kimberly-Clark at the Spin-Off. The Senior Notes are fully and unconditionally guaranteed by substantially all of the Company's subsidiaries. The Company expects to file a registration statement with the Securities Exchange Commission to exchange the unregistered Senior Notes for registered notes with similar terms in the second quarter of 2005. If the Company does not complete the exchange of the Senior Notes within 270 days from the original issuance of the notes (a "Registration Default"), the Company will be obligated to pay additional interest ("Special Interest") on the Senior Notes. Special Interest will accrue at a rate of 0.25% per annum during the 90-day period following a Registration Default and will increase by 0.25% per annum for each subsequent 90-day period to a maximum Special Interest rate of 1.00% per annum. Special Interest is the exclusive remedy for a Registration Default.

Secured Revolving Credit Facility

        On November 30, 2004, the Company entered into a Credit Agreement by and among Neenah, certain of its subsidiaries, the lenders listed in the Credit Agreement and JP Morgan Chase Bank, N.A. as agent for the lenders. Under the Credit Agreement, the Company has a secured revolving credit facility ("the Revolver") that provides for borrowings of up to $150 million. As of December 31, 2004, the Company had no amounts outstanding under the Revolver.

        Under the Revolver, up to $20 million is available for the issuance of letters of credit ("LOCs") on the Company's behalf. Borrowing availability under the Revolver is reduced by outstanding LOCs. At December 31, 2004, the Company had approximately $6.1 million of LOCs outstanding and $143.9 million of borrowing availability under the Revolver. Amounts outstanding under the Revolver may be repaid, in whole or in part, at any time without premium or penalty except for specified make-whole payments on LIBOR-based loans.

        The Revolver is secured by substantially all of the Company's assets, including the capital stock of our subsidiaries and is guaranteed by Neenah Paper Company of Canada, a wholly-owned subsidiary. The Revolver will terminate on November 30, 2008. Availability under the Revolver will fluctuate over time depending on the value of inventory, receivables and various capital assets.

        The interest rate applicable to borrowings under the Revolver will be either (1) the applicable base rate plus 0.25% to 0.75% or (2) a LIBOR-based rate ranging from LIBOR plus 1.75% to LIBOR plus 2.25%. Interest is computed based on actual days elapsed in a 360-day year, payable monthly in arrears for base rate loans, or for LIBOR loans, payable monthly in arrears and at the end of the applicable interest period. The commitment is subject to an annual facility fee of 0.375% on the average daily unused amount of the commitment.

        The Senior Notes and the Revolver contain, among other provisions, covenants with which the Company must comply during the term of the agreements. Such covenants restrict the Company's ability to, among other things, incur certain additional debt, make specified restricted payments and capital expenditures, authorize or issue capital stock, enter into transactions with affiliates, consolidate or merge with or acquire another business, sell certain of its assets or liquidate, dissolve or wind-up the Company. In addition, the terms of the Revolver require the Company to achieve and maintain certain specified financial ratios. At December 31, 2004, the Company was in administrative default under the Credit Agreement for failure to provide financial statements in a timely manner. On January 31, 2005, the Credit Agreement was amended to waive the event of default. As of December 31, 2004, the Company was in compliance with all other such covenants.

        The Company's ability to pay cash dividends on its Common Stock is limited under the terms of both the Credit Agreement and the Senior Notes. Pursuant to the terms of these agreements, the Company's ability to pay cash dividends on its common stock is limited to the lesser of 50% of Consolidated Net Income (as defined) or a total of $10.0 million in a twelve-month period.

Note 6. Postretirement and Other Benefits

Pension Plans

        Substantially all active employees of the Pulp and Paper Business participated in Kimberly-Clark's defined benefit pension plans and defined contribution retirement plans. On November 30, 2004, the Company assumed responsibility for pension and postretirement benefit obligations for active employees of the Pulp and Paper Business and former employees of the Canadian pulp operations. Pension and postretirement benefit obligations related to former employees of the U.S. paper operations were retained by Kimberly-Clark.

        Pension assets related to active employees of the U.S. paper operations for which the Company assumed responsibility were transferred from a Kimberly-Clark pension trust to a new trust for a pension plan established by the Company. The new pension plan provides for substantially similar benefits and credits such employees for service earned with Kimberly-Clark.

        The Company's funding policy for its qualified defined benefit plans is to contribute assets to fully fund the accumulated benefit obligation ("ABO"). Subject to regulatory and tax deductibility limits, any funding shortfall is to be eliminated over a reasonable number of years. Nonqualified plans providing pension benefits in excess of limitations imposed by the taxing authorities are not funded.

        The Company uses the fair value of pension plan assets to determine pension expense, rather than averaging gains and losses over a period of years. Investment gains or losses represent the difference between the expected return calculated using the fair value of the assets and the actual return based on the fair value of assets. As of December 31, 2004, the Company's plans had cumulative unrecognized investment losses and other actuarial losses of approximately $128.3 million.

        A minimum pension liability for underfunded plans representing the excess of the unfunded ABO over previously recorded net pension liabilities has been reflected on the consolidated and combined balance sheet. The minimum pension liability is included in noncurrent employee benefits and other obligations on the consolidated and combined balance sheets. An offsetting amount is included as an intangible asset to the extent of unrecognized prior service cost, and the balance is included in accumulated other comprehensive income. In 2004, the accrual for the additional minimum pension liability decreased as the effect of a decrease in the discount rate used to estimate the ABO was more than offset by an increase in the fair value of pension plan assets. A decrease in 2003 in the discount rate used to estimate the ABO was the principal cause of the 2003 increase in the accrual for the additional minimum pension liability.

        The following is a summary of amounts related to the minimum pension liability recorded in other comprehensive income:

	December 31,
	2004	2003
Minimum pension liability	$12.0	$62.6
Less intangible asset	2.1	6.4

Accumulated other comprehensive income	$9.9	$56.2

Other Postretirement Benefit Plans

        Prior to the Spin-Off, the employees of the Pulp and Paper Business participated in Kimberly-Clark's health care and life insurance benefit plans, which covered substantially all retirees and active employees. Certain benefits were based on years of service and/or age at retirement. The plans were principally noncontributory for employees who were eligible to retire before December 31, 1992 and contributory for most employees who retire after January 1, 1993. Kimberly-Clark provided no subsidized benefits to most employees hired after 2003. On November 30, 2004, the Company assumed responsibility for obligations for the active employees of the Company and former employees of the Canadian pulp operations. The Company established new health care and life insurance benefit plans to provide substantially similar benefits and credit such employees for service earned with Kimberly-Clark.

        On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") became law. Among other things, the Act provides a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. On April 1, 2004, FASB Staff Position 106-2 ("FSP 106-2"), Accounting and Disclosure Requirements Related to Medicare Prescription Drug, Improvement and Modernization Act of 2003, was adopted. Adoption of FSP 106-2 reduced the Company's accumulated postretirement benefit obligation by approximately $6.8 million and resulted in an unrecognized actuarial gain of a similar amount. Adoption resulted in a $0.3 million reduction in postretirement benefits cost for the year ended December 31, 2004.

        Prior to 2004, the U.S. plans limited Kimberly-Clark's future annual per capita retiree medical benefits to no more than 200% of the 1992 annual per capita cost. These plans reached this limitation (the "Cap") and were amended during 2003. Among other things, the amendments index the Cap by 3% annually beginning in 2005 for certain employees retiring on or before April 1, 2004 and limit the future cost for retiree health care benefits to a defined fixed per capita cost for certain employees retiring after April 1, 2004. At December 31, 2004, the assumed inflationary pre-65 health care cost trend rate used to determine year-end obligations was 8.7%, decreasing to 7.8% in 2006, and then gradually decreasing to an ultimate rate of 5.0% in 2011. The assumed inflationary post-65 health care cost trend rate used to determine year-end obligations was 8.8%, decreasing to 7.9% in 2006, and gradually decreasing to an ultimate rate of 5.0% in 2011. The assumed inflationary pre-65 health care cost trend rate used to determine obligations at December 31, 2003 and cost for the year ended December 31, 2004 was 7.7% in 2004, decreasing to 6.7% in 2005, and gradually decreasing to an ultimate rate of 5.0% in 2010. The assumed inflationary post-65 health care cost trend rate used to determine obligations at December 31, 2003 and cost for the year ended December 31, 2004 was 8.1% in 2004 decreasing to 7.1% in 2005, and gradually decreasing to an ultimate rate of 5.1% in 2010.

        An accrued benefit obligation for other postretirement benefits assumed by the Company is reflected in noncurrent employee benefits and other obligations on the consolidated and combined balance sheet.

        The following table reconciles the benefit obligations, plan assets, funded status and net liability information of the Company's pension and other benefit plans.

	Pension Benefits		Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2004	2003	2004	2003
Change in Benefit Obligation:
Benefit obligation at beginning of year	$328.7	$234.5	$50.5	$34.7
Service cost	9.1	7.6	1.2	1.2
Interest cost	24.2	17.5	3.4	2.6
Currency	23.2	43.7	3.2	5.4
Actuarial loss (gain)	19.5	35.4	(1.8)	7.4
Benefit payments from plans	(10.9)	(10.4)	(1.1)	(1.0)
Adjustment related to Spin-Off	(8.1)	—	(0.4)	—
Participant contributions	0.5	0.5	—	—
Other	(0.1)	(0.1)	—	0.2

Benefit obligation at end of year	$386.1	$328.7	$55.0	$50.5

Change in Plan Assets:
Fair value of plan assets at beginning of year	$275.3	$198.5	$—	$—
Actual gain on plan assets	35.1	35.4	—	—
Employer contributions	16.6	16.2	1.1	1.0
Currency	19.6	35.1	—	—
Benefit payments	(10.9)	(10.4)	(1.1)	(1.0)
Participant contributions	0.5	0.5	—	—
Adjustment related to Spin-Off	(7.7)	—	—	—

Fair value of plan assets at end of year	$328.5	$275.3	$—	$—

Funded Status:
Benefit obligation in excess of plan assets	$(57.6)	$(53.4)	$(55.0)	$(50.5)
Unrecognized net actuarial loss	128.3	113.3	14.2	10.7
Unrecognized transition amount	(0.7)	(0.8)	—	—
Unrecognized prior service cost	6.4	7.0	0.3	0.1

Net amount recognized	$76.4	$66.1	$(40.5)	$(39.7)

Amounts Recognized in the Balance Sheets:
Prepaid benefit cost	$76.4	$66.1	$—	$—
Intangible asset	2.1	6.4	—	—
Accrued benefit cost	(12.0)	(62.6)	(40.5)	(39.7)
Accumulated other comprehensive income	9.9	56.2	—	—

Net amount recognized	$76.4	$66.1	$(40.5)	$(39.7)

        Summary disaggregated information about the pension plans follows:

	December 31,
	Assets Exceed ABO		ABO Exceeds Assets		Total
	2004	2003	2004	2003	2004	2003
Projected benefit obligations	$333.2	$61.2	$52.9	$267.5	$386.1	$328.7
ABO	275.8	45.5	46.2	229.6	322.0	275.1
Fair value of plan assets	288.7	60.0	39.8	215.3	328.5	275.3

Components of Net Periodic Benefit Cost

	Pension Benefits			Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2004	2003	2002	2004	2003	2002
Service cost	$9.1	$7.1	$6.3	$1.2	$1.0	$1.0
Interest cost	24.2	21.9	19.2	3.4	3.6	3.2
Expected return on plan assets (a)	(27.7)	(22.4)	(23.9)	—	—	—
Recognized net actuarial loss	4.7	6.1	1.9	(4.6)	0.2	—
Amortization of unrecognized transition asset	(0.2)	(0.2)	(0.2)	—	—	—
Amortization of prior service cost	1.0	0.9	0.9	—	—	—
Adjustment related to Spin-Off	(0.4)	—	—	(0.4)	—	—

Net periodic benefit cost (credit)	$10.7	$13.4	$4.2	$(0.4)	$4.8	$4.2

(a)
The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31

	Pension Benefits		Postretirement Benefits Other than Pensions
	2004	2003	2004	2003
Discount rate	5.75%	6.20%	5.75%	6.17%
Rate of compensation increase	3.75%	3.70%	—	—

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31

	Pension Benefits			Postretirement Benefits Other than Pensions
	2004	2003	2002	2004	2003	2002
Discount rate	6.21%	6.95%	7.05%	6.17%	6.91%	7.09%
Expected long-term return on plan assets	8.50%	8.50%	9.31%	—	—	—
Rate of compensation increase	3.75%	3.90%	4.00%	—	—	—

Expected Long-Term Rate of Return and Investment Strategies

        The expected long-term rate of return on pension fund assets held by the Company's pension trusts was determined based on several factors, including input from pension investment consultants and projected long-term returns of broad equity and bond indices. Also considered were the plans' historical 10-year and 15-year compounded annual returns. It is anticipated that on average the investment managers for each of the plans will generate annual long-term rates of return of 8.5%. The expected long-term rate of return on the assets in the plans was based on an asset allocation assumption of about 70% with equity managers, with expected long-term rates of return of approximately 10%, and 30% with fixed income managers, with an expected long-term rate of return of about 6%. The actual asset allocation is regularly reviewed and periodically rebalanced to the targeted allocation when considered appropriate. Also, when deemed appropriate, hedging strategies are executed using index options and futures to limit the downside exposure of certain investments by trading off upside potential above an acceptable level. Such hedging strategies were executed in 2003 and 2002. Following the Spin-Off, the Company is following a similar methodology for determining its long-term rate of return on pension assets and investment strategy and is continuing to evaluate its long-term rate of return assumptions.

Plan Assets

        Pension plan asset allocations are as follows:

	Percentage of Plan Assets at December 31,
	2004	2003	2002
Asset Category
Equity securities	66%	70%	68%
Debt securities	24%	28%	30%
Real estate	3%	2%	2%
Cash and money-market funds	7%	—%	—%

Total	100%	100%	100%

        Plan assets were not invested in Neenah securities for periods subsequent to the Spin-Off or Kimberly-Clark securities prior to the Spin-Off.

Cash Flows

        The Company expects to contribute approximately $18.1 million to its pension trusts in 2005.

Future Benefit Payments

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(In millions)	Pension Plans	Other Postretirement Benefits
2005	$13.8	$1.6
2006	15.1	1.8
2007	16.4	2.0
2008	18.0	2.2
2009	19.6	2.5
Years 2010—2014	128.9	17.0

Health Care Cost Trends

        Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components	$0.5	$0.4
Effect on post-retirement benefit obligation	6.8	5.3

Defined Contribution Retirement Plans

        Contributions to the defined contribution retirement plans are primarily based on the age and compensation of covered employees. These contributions, all of which were charged to expense, were $0.5 million in each of 2004, 2003 and 2002. In connection with the Spin-Off, Kimberly-Clark transferred the related assets and liabilities of these plans to trusts established by the Company. In December 2004, the Company established defined contribution retirement plans that provide substantially similar benefits.

Investment Plans

        Voluntary contribution investment plans are provided to substantially all employees. Under the plans, Kimberly-Clark matched a portion of employee contributions. Costs charged to expense under the plans were $1.0 million, $1.2 million and $1.2 million in 2004, 2003 and 2002, respectively. In connection with the Spin-Off, Kimberly-Clark transferred the related assets and liabilities to trusts established by the Company. In December 2004, the Company established investment plans that provide substantially similar benefits.

Note 7. Stock Compensation Plans

        During 2003, 2002 and in prior years, certain employees of the Pulp and Paper Business were granted stock options, restricted stock and (prior to 1999) participation shares under Kimberly-Clark's stock compensation plans.

        On August 31, 2004, Kimberly-Clark, acting as the sole shareholder of the Company, approved the Neenah Paper, Inc. 2004 Omnibus Stock and Incentive Plan (the "Omnibus Plan"). The Company then adopted and established the Omnibus Plan under unanimous written consent of the Neenah Board of Directors on December 1, 2004. With this approval, the Company reserved 3,500,000 shares of the Common Stock for issuance under the Omnibus Plan. Pursuant to the terms of the Omnibus Plan, the compensation committee of the Company's Board of Directors may grant awards of various type of equity-based compensation, including incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units, in addition to certain cash-based awards. All grants and awards under the plan will be made at fair market value and no grant or award may be repriced after its grant. In general, the options expire 10 years from the date of grant and vest over a three-year service period. At December 31, 2004, a total of 2,263,401 shares of Common Stock were reserved for future issuance under the Omnibus Plan.

Stock Options

        In connection with the Spin-Off, options to acquire 390,508 shares of Kimberly-Clark common stock that were outstanding immediately prior to the Spin-Off were converted into 724,449 substitute options to purchase the Company's Common Stock under the Omnibus Plan. The awards converted were adjusted to maintain both the pre-conversion aggregate intrinsic value of each award and the ratio of the per share exercise price to the market value per share. Vesting terms and expiration dates were also preserved. The number of shares and new exercise prices were established using a ratio conversion methodology approved under FASB Interpretation No. 44 based on the fair market value of the Company's common stock on the date of grant.

        The Kimberly-Clark stock options awarded to employees of the Pulp and Paper Business prior to the Spin-Off were granted with an exercise price equal to the market value of a share of common stock on the date of grant and were accounted for using APB 25. No employee compensation was charged to earnings in the combined statements of operations for periods prior to the Spin-Off because the exercise prices of all stock options granted was equal to the market value of Kimberly-Clark's common stock on the date of grant.

        On December 15, 2004, an award of nonqualified stock options to purchase 442,540 shares of Common Stock (the "Fresh Start Options") was made to the management team and directors of the Company. The exercise price of the Fresh Start Options was equal to the market value of the Company's stock on the date of grant. The Fresh Start Options expire in 10 years and vest 30% on the first anniversary of the date of grant, 30% on the second anniversary and 40% on the 3rd anniversary.

        Data concerning stock option activity follows(a):

	2004
	Number of Options	Weighted Average Exercise Price
Conversion of Kimberly-Clark options	724,449	$31.32
Fresh Start Options granted	442,540	32.60
Exercised	—	—
Expired or cancelled	—	—

Outstanding—End of year	1,166,989	$31.81

Exercisable—End of year	532,554	$32.84

(a)
Information with respect to the stock option awards to acquire the Company's Common Stock are presented for periods subsequent to November 30, 2004, the date on which Neenah common stock was distributed to the stockholders of Kimberly-Clark

        Data concerning options at December 31, 2004 follows:

	Options Outstanding
			Weighted- Average Remaining Contractual Life (Years)	Options Exercisable
		Weighted- Average Exercise Price
	Number of Options			Number of Options	Weighted- Average Price
$24.01-$26.04	209,490	$24.23	7.7	84,932	$24.55
$26.95-$30.15	82,335	$28.97	3.9	82,335	$28.97
$32.60-$37.59	875,164	$33.89	8.9	365,287	$35.64

	1,166,989	$31.81	8.3	532,554	$32.84

Restricted Stock Awards

        A number of employees of the Pulp and Paper Business were granted Kimberly-Clark restricted stock awards in previous years. These awards generally vested and became unrestricted shares in three to five years from the date of grant. At the time of the Spin-Off, the vesting schedule of restricted stock awards for employees of the Pulp and Paper Business were adjusted so that the awards vested on a prorated basis determined by the number of full years of employment with Kimberly-Clark during the restriction period. Unvested restricted shares of Kimberly-Clark common stock were forfeited.

        On December 1, 2004, the Company awarded 25,360 replacement restricted shares to employees whose restricted shares of Kimberly-Clark common stock were forfeited. The number of restricted shares was calculated using a ratio conversion methodology approved under FASB Interpretation No. 44 based on the fair market value of the Company's common stock on the date of grant. The shares retained the Kimberly-Clark vesting schedule with 2,489 shares, 3,681 shares, 2,025 shares,

16,591 shares and 574 shares vesting in 2005, 2006, 2007, 2008 and 2009, respectively. Holders of Kimberly-Clark restricted stock are entitled to dividends and are permitted to vote such awarded shares, but the sale or transfer of such shares is limited during the restricted period.

        The price of Kimberly-Clark's common stock at the date of grant determined the value of the restricted stock, and such value was recorded at the date of the grant as unearned compensation. This unearned compensation is amortized to expense over the periods of restriction. Amounts expensed in the Consolidated and Combined Statements of Operations related to stock-based employee compensation (consisting solely of restricted stock in 2004) were $0.6 million, $0.5 million and $0.4 million in 2004, 2003 and 2002, respectively.

        On December 15, 2004, Neenah awarded 40,800 and 3,450 Restricted Stock Units ("RSUs") to members of the management team and Board of Directors of the Company, respectively. The RSUs carry a promise to pay out in Common Stock at a future date. In general, the RSUs awarded to members of the management team vest over a five year period, with one-third vesting on the 3rd anniversary of the date of grant, one-third vesting on the 4th anniversary, and the balance vesting on the 5th anniversary. The RSUs awarded to members of the Board of Directors vest over on the 1st anniversary of the date of grant. Holders of RSUs are entitled to dividends but are not permitted to vote such awarded shares and the sale or transfer of such shares is limited during the restricted period.

Participation Shares

        Prior to 1999, Kimberly-Clark awarded key employees participation shares that were payable in cash at the end of the vesting period. The amount of cash paid to participants was based on the increase in the book value of Kimberly-Clark's common stock during the award period. Participants did not receive dividends on the participation shares, but their accounts were credited with dividend shares payable in cash at the maturity of the award. Neither participation nor dividend shares were shares of Kimberly-Clark common stock. Amounts expensed in the Consolidated and Combined Statements of Operations related to participation shares were $0.4 million and $0.6 million in 2003 and 2002, respectively. The plan was terminated in 2003 and payment was made by Kimberly-Clark in February 2004 for all remaining vested awards.

Note 8. Stockholders' Equity

Common Stock

        The Company has authorized 100 million shares of $0.01 par value common stock ("Common Stock"). Holders of the Company's Common Stock are entitled to one vote per share. In conjunction with the Spin-Off, 14,737,959 share of Common Stock were issued to the stockholders of Kimberly-Clark as a dividend in the ratio of one share of the Company's Common Stock for every thirty-three shares of Kimberly-Clark common stock outstanding.

Preferred Stock

        The Company has authorized 20 million shares of $0.01 par value preferred stock. The preferred stock may be issued in one or more series and with such designations and preferences for each series as shall be stated in the resolutions providing for the designation and issue of each such series adopted by the Board of Directors of the Company. The board of directors is authorized by the Company's articles of incorporation to determine the voting, dividend, redemption and liquidation preferences pertaining to each such series. No shares of preferred stock have been issued by the Company.

Note 9. Commitments

Leases

        The future minimum obligations under operating leases having a noncancelable term in excess of one year as of December 31, 2004, are as follows:

Year Ending December 31:
2005	$2.7
2006	2.7
2007	1.7
2008	1.7
2009	1.7
Thereafter	15.1

Future minimum obligations	$25.6

        Rental expense under operating leases was $3.9 million, $2.7 million and $2.4 million in 2004, 2003 and 2002, respectively.

Purchase Commitments

        The Company has entered into long-term contracts for the purchase of sawmill wood chips and utilities, principally electricity. The minimum purchase commitments extend beyond 2009. Commitments under these contracts are approximately $39.5 million in 2005, $26.0 million in 2006, $25.8 million in 2007, $25.8 million in 2008 and $25.8 million in 2009. Total commitments beyond 2009 are $37.2 million.

        Although the Company is primarily liable for payments on the above-mentioned leases and purchase commitments, management believes exposure to losses, if any, under these arrangements is not material.

Note 10. Contingencies and Legal Matters

Litigation

        A subsidiary of Kimberly-Clark is a co-defendant in a vehicle accident lawsuit pending in Ontario (Canada) Superior Court of Justice since August 1998. The plaintiffs in this lawsuit include the driver of one of the vehicles involved in the accident and his passengers. The driver sustained severe injuries, including paralysis, as a result of the accident on a bush road located within a forest where the subsidiary conducts logging operations. The plaintiffs claim that Kimberly-Clark was responsible for maintaining the bush road on which the accident occurred. In particular, the plaintiffs claim that Kimberly-Clark should have cut the trees and other growth on the sides of the bush road and the alleged failure to do so caused or contributed to the cause of the accident. The plaintiffs are seeking significant money damages, plus costs and attorneys fees. Kimberly-Clark has denied liability and has raised numerous defenses in this lawsuit. Pursuant to the Distribution Agreement, the Company will indemnify Kimberly-Clark for liabilities and costs, including attorneys' fees and other costs of defense, arising out of this lawsuit, net of any insurance recovery by Kimberly-Clark. The Company expects this matter to be set for trial in 2006.

        The Company is involved in certain other legal actions and claims arising in the ordinary course of business. While the outcome of these legal actions and claims cannot be predicted with certainty, it is the opinion of management that the outcome of any claim which is pending or threatened, either individually or on a combined basis, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

Indemnifications

        Pursuant to the Distribution Agreement, the Pulp Supply Agreement, the Employee Matters Agreement and the Tax Sharing Agreement, the Company has agreed to indemnify Kimberly-Clark for certain liabilities or risks related to the Spin-Off (See Note 11). Many of the potential indemnification liabilities under these agreements are unknown, remote or highly contingent, and most are unlikely to ever require an indemnity payment. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable agreement. For these reasons, the Company is unable to estimate the maximum potential amount of the potential future liability under the indemnity provisions of these agreements. However, the Company accrues for any potentially indemnifiable liability or risk under these agreements for which it believes a future payment is probable and a range of loss can be reasonably estimated. As of December 31, 2004, we believe our liability under such indemnification obligations was not material.

Environmental, Health and Safety Matters

        Neenah is subject to federal, state, provincial and local laws, regulations and ordinances relating to various environmental, health and safety matters. The Company is in compliance with, or is taking actions designed to ensure compliance with, these laws, regulations and ordinances. However, the nature of the Company's business exposes it to the risk of claims with respect to environmental, health and safety matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. Except for certain orders issued by environmental, health and safety regulatory agencies, with which management believes the Company is in compliance and which management believes are immaterial to the results of operations of the Company's business, Neenah is not currently named as a party in any judicial or administrative proceeding relating to environmental, health and safety matters.

        While the Company has incurred in the past several years, and will continue to incur, capital and operating expenditures in order to comply with environmental, health and safety laws, regulations and ordinances, management believes that its future cost of compliance with environmental, health and safety laws, regulations and ordinances, and its exposure to liability for environmental, health and safety claims will not have a material adverse effect on its financial condition, results of operations or liquidity. However, future events, such as changes in existing laws and regulations or contamination of sites owned, operated or used for waste disposal by the Company (including currently unknown contamination and contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material adverse effect on the Company's financial condition, results of operations or liquidity.

        Neenah incurs capital expenditures necessary to meet legal requirements and otherwise relating to the protection of the environment at its facilities in the United States and Canada. For these purposes, the Company has planned capital expenditure programs for which it anticipates incurring approximately $4 million in 2005 and approximately $14 million in 2006, of which no material amount is the result of environmental fines or settlements.

Employees and Labor Relations

        At December 31, 2004, the Company had 2,060 regular full time employees. Contracts covering approximately 625 and 501 domestic and Canadian employees, respectively, are scheduled for renegotiation in 2005. Such contracts include approximately 241 employees at the Pictou mill and 184 employees at the Whiting mill who are working under the terms of contracts that expired on June 1, 2004 and February 1, 2005, respectively. By operation of Nova Scotia labor law, the terms of the expired collective bargaining agreement at the Pictou mill will remain in effect until completion of the collective bargaining process. The Company and its unions generally have good working relationships and management believes its labor agreements contain wage and fringe benefit programs that are competitive within the applicable industry segment and geographic region. Although the Company believes that it has satisfactory relations with its employees, there can be no assurance that the Company will not have labor disputes in the future.

Note 11. Transactions with Kimberly-Clark

        During all periods presented, the Company transferred softwood and hardwood pulp to Kimberly-Clark. For periods prior to the Spin-Off, such intra-company transfers were made pursuant to an advance transfer pricing agreement negotiated among Kimberly-Clark and certain taxing authorities. Under the advance transfer pricing agreement, pulp was transferred to Kimberly-Clark at a transfer price equal to a published industry index price less a discount. Net sales revenue for the pulp transferred to Kimberly-Clark were $351.0 million, $305.1 million and $262.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Settlement of such pulp transfers was effected through Kimberly-Clark's net investment account. In connection with the Spin-Off, the Company and Kimberly-Clark entered into a new Pulp Supply Agreement as described below.

        In connection with the Spin-Off, the Company and Kimberly-Clark executed and delivered the Distribution Agreement (the "Distribution Agreement"), and certain related agreements, which are summarized below.

Distribution Agreement

        The Distribution Agreement provided for, among other things, the principal corporate transactions required to effect the separation of the Pulp and Paper Business from Kimberly-Clark, the distribution of the Company's common stock to the holders of record of Kimberly-Clark common stock and other agreements governing the Company's relationship with Kimberly-Clark after the Spin-Off. Pursuant to the Distribution Agreement, Kimberly-Clark transferred to the Company assets used primarily in the Company's business and in general the Company assumed and agreed to perform and fulfill all of the liabilities arising out of the ownership or use of the transferred assets or the operation of the transferred business. The Distribution Agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of the Pulp and Paper Business with the Company and financial responsibility for the obligations and liabilities of Kimberly-Clark's retained businesses with Kimberly-Clark except as may otherwise be provided in the Distribution Agreement.

Pulp Supply Agreement

        The Company and Kimberly-Clark have entered into a Pulp Supply Agreement pursuant to which the Company agreed to supply and Kimberly-Clark agreed to purchase northern bleached softwood kraft pulp and northern bleached hardwood kraft pulp. Under the Pulp Supply Agreement, the Company must supply and Kimberly-Clark must purchase annually declining specified minimum tonnages of pulp. For each of 2005 and 2006, the minimum commitment for northern bleached softwood kraft pulp is 440,000 air dried metric tons; for 2007 the minimum commitment is 395,000 air dried metric tons and for 2008 and any subsequent years the minimum commitment is 345,000 air dried metric tons. The amounts of those minimum commitments represent approximately 80%, 71%, and 62%, respectively, of the Company's total production of northern bleached softwood kraft pulp in 2004. The minimum commitment for northern bleached hardwood kraft pulp for 2005, 2006, 2007 and 2008 is 80,000, 60,000, 40,000 and 20,000 air dried metric tons, respectively. The amounts of those minimum commitments represent approximately 52%, 39%, 26% and 13%, respectively, of the Company's total production of northern bleached hardwood kraft pulp in 2004. In March 2005, the Company notified Kimberly-Clark of its intention to terminate the Pulp Supply Agreement with respect to northern bleached hardwood kraft pulp produced at the Terrace Bay mill (See Note 15).

        Under the Pulp Supply Agreement, the prices for northern bleached softwood kraft pulp and northern bleached hardwood kraft pulp will be based on published industry index prices for the pulp (subject to minimum and maximum prices for northern bleached kraft softwood pulp shipped to North America prior to December 31, 2007), less agreed upon discounts. The commitments are structured as supply-or-pay and take-or-pay arrangements. Accordingly, if the Company does not supply the specified minimums, the Company must pay Kimberly-Clark for the shortfall based on the difference between the contract price and any higher price that Kimberly-Clark pays to purchase the pulp, plus 10% of that difference. If Kimberly-Clark does not purchase the specified minimums, Kimberly-Clark must pay for the shortfall based on the difference between the contract price and any lower price the Company obtains for the pulp, plus 10% of the difference. The Company will incur the cost of freight to delivery points specified in the agreement.

        Either party can elect a two-year phase-down period for the agreement, to begin no earlier than January 1, 2009, under which the minimum commitments for northern bleached softwood kraft pulp in the first and second years of the phase-down period would be 277,500 and 185,000 air dried metric tons, respectively. In addition, the Company has the right at any time to terminate its obligation to supply northern bleached hardwood kraft pulp upon three months notice to Kimberly-Clark. Either the Company or Kimberly-Clark may terminate the pulp supply agreement for certain events specified in the agreement, including a material breach of the agreement by the other party that is not cured after 30 days' notice, insolvency or bankruptcy of the other party, or a fundamental change in the nature of the business of the other party that may substantially affect its ability to sell or to purchase or utilize pulp under the agreement. In addition, Kimberly-Clark may terminate the agreement if the ownership or control of the Company or any of its pulp production facilities becomes vested in or is made subject to the control or direction of, any direct competitor of Kimberly-Clark or any governmental or regulatory authority or any other third party, who in Kimberly-Clark's reasonable judgment may not be able to reliably perform the Company's obligations under the agreement. Kimberly-Clark may also terminate the agreement upon one year's notice if, as a result of the Company's forestry activities, continued use of the Company's pulp by Kimberly-Clark does or, in Kimberly-Clark's reasonable judgment is likely to, result in a substantial loss of sales of Kimberly-Clark's products or to otherwise materially and adversely affect the reputation of Kimberly-Clark or its products. Kimberly-Clark may also terminate the agreement upon 180 days notice that the Company's failure to comply with United States customs requirements jeopardizes Kimberly-Clark customs certification.

Corporate Services Agreement

        The Company and Kimberly-Clark have entered into a Corporate Services Agreement whereby Kimberly-Clark will provide to the Company, on an interim, transitional basis, various corporate support services, including: certain employee benefits administration and payroll, management information, transportation, environment and energy, purchasing, treasury, accounting and other services, as well as transitional office space for the Company's research team. Each service will be made available to the Company on an as-needed basis through December 31, 2005, or such shorter or longer periods as may be provided in the Corporate Services Agreement. The fees charged for the services will generally be based upon the costs of providing the services. The Company may terminate the provision of a particular service upon 30 days notice to Kimberly-Clark except where longer notice periods are specified in the Corporate Services Agreement. In addition, either the Company or Kimberly-Clark may terminate the Corporate Services Agreement for cause or upon certain changes of ownership relating to the other party as set forth in the Corporate Services Agreement.

Employee Matters Agreement

        The Company and Kimberly-Clark have entered into an Employee Matters Agreement which provides for their respective obligations to employees and former employees who are or were associated with the Pulp and Paper Business and for other employment and employee benefits matters.

        Pursuant to the Employee Matters Agreement, the Company agreed to employ or offer to employ all employees of Kimberly-Clark with employment duties principally related to the Pulp and Paper Business on terms and conditions substantially similar to the current terms and conditions of their employment with Kimberly-Clark. The Company agreed that, subject to applicable laws, to maintain labor agreements with substantially the same terms and conditions that existed with Kimberly-Clark.

        The Company also assumed, and indemnified Kimberly-Clark against, certain liabilities related to employees of the Pulp and Paper Business who are employed by the Company and retired Canadian employees. The Company assumed responsibility for the Kimberly-Clark retirement plans in which employees of the Pulp and Paper Business participated. The Company granted credit for service recognized under the Kimberly-Clark plans for all purposes under its plans. Kimberly-Clark transferred the assets and liabilities of the Kimberly-Clark retirement plans attributable to transferring active employees and retired Canadian employees of the Pulp and Paper Business to the Company.

        In connection with the Spin-Off, outstanding options held by transferring employees under Kimberly-Clark's equity compensation plans (other than the Kimberly-Clark Corporation Global Stock Option Plan) were converted into substitute options to purchase Company common stock, or to the extent such options were exercisable they may instead, at the election of the option holder on or before November 30, 2004, remain exercisable in accordance with the terms of such plans as applicable to terminated employees.

Tax Sharing Agreement

        The Company and Kimberly-Clark have entered into a Tax Sharing Agreement, which generally governs Kimberly-Clark's and the Company's respective rights, responsibilities and obligations after the Spin-Off with respect to taxes attributable to the Company's business, as well as any taxes incurred by Kimberly-Clark as a result of the failure of the Spin-Off to qualify for tax-free treatment under Section 355 of the Code.

        General Taxes.    Under the Tax Sharing Agreement, Kimberly-Clark is generally liable for all pre-Spin-Off, and the Company is generally be liable for all post-Spin-Off, U.S. federal income taxes, foreign taxes and certain state taxes attributable to the Company's business. The Tax Sharing Agreement sets forth rules for determining which taxes are attributable to pre- Spin-Off and post- Spin-Off periods and rules on the effect of subsequent adjustments to those taxes due to tax audits or examinations.

        Distribution-Related Taxes.    Under the Tax Sharing Agreement the Company is liable for taxes incurred by Kimberly-Clark that arise as a result of the Company taking or failing to take, as the case may be, certain actions that result in the Spin-Off failing to meet the requirements of a tax-free distribution under Section 355 of the Code. The Company is also liable for taxes incurred by Kimberly-Clark in connection with certain acquisitions or issuances of Company stock, even if such acquisitions or issuances occurred after the Spin-Off, if such acquisitions or issuances result in the Spin-Off failing to meet the requirements of a tax-free distribution pursuant to Section 355(e) of the Code.

        Administrative Matters.    The Tax Sharing Agreement also sets forth Kimberly-Clark's and the Company's respective obligations with respect to the filing of tax returns, the administration of tax contests, assistance and cooperation and other matters.

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, except as noted)

Note 12. Asset Impairment Loss

        The Company's Terrace Bay, Ontario pulp manufacturing facility incurred operating losses in 2002, 2003 and 2004. The Company anticipates that the facility will continue to incur operating losses in 2005, 2006 and 2007. The principal causes of these projected losses are:

  •
  continued high operating costs at this facility;

  •
  prices for pulp sold to Kimberly-Clark under the new pulp supply agreement, which will be at substantially higher discounts than those at which pulp was transferred to Kimberly-Clark prior to the Spin-Off;

  •
  anticipated lower market prices for pulp in the second half of 2005 and forward as a result of an expected downturn in the pulp cycle; and

  •
  continued strength of the Canadian dollar relative to the U.S. dollar.

        Because projected extended periods of operating losses are indicators of impairment under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), the Company performed an asset impairment test on the facility under the guidance of SFAS 144, which indicated that the carrying amount of the Terrace Bay facility would not be recoverable from estimated future cash flows. Accordingly, in December 2004, the Company recorded a pre-tax, non-cash impairment loss of approximately $110.0 million to reduce the carrying amount of the Terrace Bay facility. In addition, in December 2004, in recognition of the probability that Terrace Bay's No. 1 mill would be closed (See Note 15), the Company recorded an additional impairment loss of approximately $2.8 million related to the long-lived assets of the Terrace Bay facility. A deferred tax benefit of approximately $40.8 million was also recorded as a result of the impairment losses, resulting in a net after-tax charge of approximately $72.0 million.

        In determining the impairment losses, the estimated fair value of the Terrace Bay facility was based on probability-weighted pre-tax cash flows from operating the facility, discounted at a risk-free interest rate. The significant assumptions used to determine fair value of the facility included the Company's long-term projections of the market price of pulp, the projected cost structure of the facility and the long-term relationship of the Canadian dollar and the U.S. dollar. The Company also considered its plans to improve the cost structure at Terrace Bay, primarily through future capital projects and a plan for a cogeneration arrangement that would lower the cost of electricity, when determining the fair value of the facility used to determine the impairment losses. This estimate of the fair value of the Terrace Bay facility reflects these assumed improvements to the facility's cost structure.

        Prior to the Spin-Off, Kimberly-Clark's management also performed an impairment test of the Terrace Bay facility under the guidance of SFAS 144. The purpose of that analysis was to determine if the Terrace Bay facility was impaired when held by Kimberly-Clark prior to the Spin-Off. As operated by Kimberly-Clark, the Terrace Bay facility supplied more than 90% of the pulp it produced to other Kimberly-Clark businesses where it was used to produce tissue and other products. Kimberly-Clark's management concluded that the facility was not impaired prior to the Spin-Off because, as used by Kimberly-Clark, it was an integrated part of Kimberly-Clark's tissue and other businesses and the estimated undiscounted future cash flows of the businesses consuming such pulp were sufficient to recover the carrying amounts of their long-lived assets, including the Terrace Bay facility.

Note 13. Business Segment and Geographic Information

        The Company reports its operations in three segments: Fine Paper, Technical Paper and Pulp. The Fine Paper business is a leading producer of premium writing, text, cover and specialty papers. The Technical Paper business is a leading producer of durable, saturated and coated base papers for a variety of end uses. The Pulp business consists of the Terrace Bay, Ontario pulp mill and the Pictou, Nova Scotia pulp mill and related timberlands. Each segment requires different technologies and marketing strategies. Disclosure of segment information is on the same basis that management uses internally for evaluating segment performance and allocating resources.

        Prior to the Spin-Off, Kimberly-Clark provided the Pulp and Paper Business with certain centralized administrative functions to realize economies of scale and efficient use of resources. The costs of shared services, and other administrative functions managed on a common basis, are allocated to the segments based on usage, where possible, or other factors based on the nature of the activity. The accounting policies of the reportable operating segments are the same as those described in the Summary of Significant Accounting Policies (see Note 2).

Business Segments

	Fine Paper	Technical Paper	Pulp	Unallocated Corporate Costs	Intersegment Sales	Combined Total
Net Sales
Year
2004	$220.8	$132.3	$448.6	$—	$(29.6)	$772.1
2003(a)	210.4	121.6	405.1	—	(26.8)	710.3
2002(a)	224.7	120.7	380.0	—	(23.4)	702.0
Operating Income (Loss)
Year
2004(b)	67.0	21.9	(120.5)	(8.3)	—	(39.9)
2003	63.2	16.6	(16.5)	—	—	63.3
2002	77.2	18.4	3.7	—	—	99.3
Depreciation and Amortization
Year
2004	9.7	3.7	22.4	0.2	—	36.0
2003	9.6	4.0	21.7	—	—	35.3
2002	10.0	4.0	20.3	—	—	34.3
Total Assets
Year
2004	140.9	58.2	382.3	5.2	—	586.6
2003	131.9	62.8	397.3	—	—	592.0

(a)
The above amounts of Net sales for the years ended December 31, 2003 and 2002 have been increased from the amounts previously reported to be in conformity with EITF 00-10, which prohibits the netting of shipping and handling costs against revenues. Amounts reflected for "Net sales" in 2003 for the Fine Paper and Pulp businesses increased from the amounts previously reported by $8.1 million and $38.6 million, respectively. Amounts reflected for "Net sales" in 2002 for the Fine Paper and Pulp businesses increased from the amounts previously reported by $8.1 million and $38.0 million, respectively.

(b)
Income before income taxes for the pulp business in 2004 includes an impairment loss of $112.8 million for the Terrace Bay facility.

	Fine Paper	Technical Paper	Pulp	Corporate	Combined Total
Capital Spending
Year
2004	$3.5	$1.6	$11.0	$3.0	$19.1
2003	2.5	2.2	19.7	—	24.4
2002	4.8	4.6	9.0	—	18.4

Geographic Information

	United States	Canada	Inter- geographic Items	Combined Total
Net Sales
Year
2004	$354.0	$448.2	$(30.1)	$772.1
2003	332.8	404.6	(27.1)	710.3
2002	349.4	378.5	(25.9)	702.0
Total Assets
Year
2004	250.2	336.4	—	586.6
2003	195.0	397.0	—	592.0

        Net sales are attributed to geographic areas based on the physical location of the entities comprising the Pulp and Paper Business and the Company for the respective years. Segment identifiable assets are those that are directly used in the segments operations. Corporate assets are primarily cash, prepaid pension costs and deferred financing costs.

Concentrations

        For the years 2004, 2003 and 2002, the Company had $351.0 million, $305.1 million and $262.1 million, respectively, of net sales revenue for pulp transferred to Kimberly-Clark. For the periods presented, other than Kimberly-Clark, no single customer accounts for more than 10% of the consolidated and combined revenue of the Company. Except for wood chips used by the pulp mills and certain specialty latex grades used by Technical Paper, management is not aware of any significant concentration of business transacted with a particular supplier that could, if suddenly eliminated, have a material adverse affect on its operations. In 2004 and 2003, over 55% of the wood chips used by the

Pictou mill were supplied by two suppliers and approximately 60% of the wood chips used by the Terrace Bay mill were supplied by one supplier. While management believes that alternative sources of critical supplies, such as wood chips, would be available, disruption of its primary sources could create a temporary, adverse effect on product shipments. An interruption in supply of a latex specialty grade could disrupt and eventually cause a shutdown of production of certain technical paper latex specialty grades.

Note 14. Supplemental Data

Supplemental Statement of Operations Data

	Year Ended December 31,
	2004	2003	2002
Summary of Advertising and Research Expenses
Advertising expense	$7.7	$5.8	$6.7
Research expense	1.7	2.1	1.8

Supplemental Balance Sheet Data

	December 31,
	2004	2003
Summary of Accounts Receivable, net
Accounts Receivable:
From customers	$84.9	$74.8
Other	11.8	3.5
Less allowance for doubtful accounts and sales discounts	(4.3)	(1.2)

Total	$92.4	$77.1

        Accounts receivable are carried at amounts that approximate fair value.

	December 31,
	2004	2003
Summary of Inventories
Inventories by Major Class:
Raw materials	$31.1	$37.2
Work in process	7.7	5.7
Finished goods	42.1	28.8
Supplies and other	14.4	20.5

	95.3	92.2
Excess of FIFO cost over LIFO cost	(6.6)	(6.5)

Total	$88.7	$85.7

        The FIFO values of total inventories valued on the LIFO method were $33.5 million and $27.6 million at December 31, 2004 and 2003, respectively.

	December 31,
	2004	2003
Summary of Property, Plant and Equipment—Net
Land and land improvements	$4.8	$3.2
Buildings	84.6	143.4
Machinery and equipment	487.9	820.5
Roads	26.5	50.7
Construction in progress	13.6	7.3

	617.4	1,025.1
Less accumulated depreciation	359.8	657.0

Net Property, Plant and Equipment(a)	$257.6	$368.1

	December 31,
	2004	2003
Summary of Accrued Expenses
Accrued salaries and employee benefits	$27.2	$22.9
Accrued income taxes	0.5	—
Accrued interest	1.4	—
Other	7.5	7.5

Total	$36.6	$30.4

(a)
In December 2004, the Company recorded an impairment loss of $112.8 million to write-down the value of the Terrace Bay facility.

Note 15. Subsequent Event

        On March 1, 2005, the Company announced the planned closure of the smaller of the two single-line pulp mills at the Terrace Bay facility (the "No. 1 Mill"). The No. 1 Mill was originally constructed in 1948 and has annual capacity of approximately 125,000 tons of bleached kraft pulp. In conjunction with the closing, the Company will offer early retirement and severance packages to approximately 130 employees. The closing was authorized by our Chief Executive Officer on February 28, 2005, pursuant to a resolution of the Board of Directors, and is expected to occur in early May 2005.

        The Company expects to incur approximately $6.0 million of exit costs in connection with the closure, including one-time termination benefits related to early retirement, severance and defined benefit pension plans of approximately $5.5 million and other associated exit costs of $0.5 million. In addition, we expect to incur approximately $1.0 million of general expenses related to training of employees. Approximately $6.3 million of the estimated costs of $7.0 million will result in future cash expenditures during 2005 and 2006.

        In addition, in March 2005, the Company will record a pre-tax, non-cash impairment loss of approximately $0.9 million related to the remaining value of the long-lived assets of the No. 1 Mill (See Note 12).

        As a result of closing the No. 1 Mill, the Company notified Kimberly-Clark of its intention to terminate a part of its commitment to supply and their requirement to purchase northern bleached hardwood kraft pulp pursuant to the terms of the pulp supply agreement. Under the pulp supply agreement, the Company was obligated to provide 40,000, 30,000, 20,000 and 10,000 tons of northern bleached hardwood kraft pulp produced at the Terrace Bay mill annually in 2005, 2006, 2007 and 2008, respectively. Our commitment to supply and Kimberly-Clark's requirement to purchase northern bleached hardwood kraft pulp pursuant to the terms of the pulp supply agreement from the Pictou mill (in annual quantities which are identical to those shown above) are unchanged.

Note 16. Unaudited Quarterly Data

	2004 Quarters(a)
	First	Second	Third	Fourth		Year
Net Sales(d)	$198.4	$207.4	$188.9	$177.4	(c)	$772.1
Gross Profit	33.1	45.0	23.3	22.8		124.2
Operating Income (Loss)	24.3	37.3	7.8	(109.3	)(b)	(39.9)
Net Income	15.1	23.7	4.5	(69.7	)(b)	(26.4)
Earnings (Loss) Per Common Share(e):
Basic	$1.03	$1.60	$0.31	$(4.73)		$(1.79)

Diluted	$1.03	$1.60	$0.31	$(4.73)		$(1.79)

	2003 Quarters(a)
	First	Second	Third	Fourth	Year
Net Sales(d)	$174.9	$173.3	$179.6	$182.5	$710.3
Gross Profit	27.5	24.5	24.1	31.8	107.9
Operating Income	14.9	10.8	15.5	22.1	63.3
Net Income	9.4	6.4	8.9	14.2	38.9
Earnings Per Common Share(e):
Basic	$0.64	$0.43	$0.60	$0.97	$2.64

Diluted	$0.64	$0.43	$0.60	$0.97	$2.64

(a)
The annual maintenance shutdowns for the Company's two pulp mills occurred during the third quarter in 2004 instead of one each during the second and third quarters in 2003 and 2002.

(b)
Includes an asset impairment loss of $112.8 million.

(c)
Net sales subsequent to the Spin-Off (in December 2004) were reduced by $12.9 million, reflecting the one-time effect resulting from the new pulp supply agreement with Kimberly-Clark which transfers title at product delivery rather than shipment date.

(d)
The above amounts of Net sales for all quarters prior to the fourth quarter of 2004 have been increased from the amounts previously reported to be in conformity with EITF 00-10, which prohibits the netting of shipping and handling costs against revenues. Net sales for the first, second and third quarters of 2004 were increased from amounts previously reported by $12.6 million, $12.7 million and $10.9 million, respectively. Net sales for the year and first, second, third and fourth quarters of 2003 were increased from amounts previously reported by $44.5 million, $11.0 million, 10.5 million, $11.5 million and $11.5 million, respectively. (See Note 2)

(e)
For 2004 prior to the Spin-Off and 2003, basic and diluted earnings per share were computed using the number of shares of Neenah common stock outstanding on November 30, 2004, the date on which Neenah common stock was distributed to the stockholders of Kimberly-Clark.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2004, 2003 and 2002

(In millions)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-offs and Reclassifications		Balance at End of Period
December 31, 2004
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$0.8	$3.2	$—	$0.3	(a)	$3.7
Allowances for sales discounts	0.4	5.9	—	5.7	(b)	0.6
December 31, 2003
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$1.1	$0.3	$—	$0.6	(a)	$0.8
Allowances for sales discounts	0.4	5.5	—	5.5	(b)	0.4
December 31, 2002
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$0.7	$0.5	$—	$0.1	(a)	$1.1
Allowances for sales discounts	0.4	1.5	—	1.5	(b)	0.4

(a)
Principally uncollectible receivables written off

(b)
Sales discounts allowed

QuickLinks

TABLE OF CONTENTS
PART I
AVAILABLE INFORMATION
RISK FACTORS
Risks Related to Our Business and Industry
Risks Related to the Spin-Off and Our Separation from Kimberly-Clark
Risks Relating to Our Indebtedness
FORWARD-LOOKING STATEMENTS
PART II
PART III
SIGNATURES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
NEENAH PAPER, INC. AND SUBSIDIARIES CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (In millions, except share and per share data)
NEENAH PAPER, INC. AND SUBSIDIARIES CONSOLIDATED AND COMBINED BALANCE SHEETS (In millions, except share data)
NEENAH PAPER, INC. AND SUBSIDIARIES CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS' AND INVESTED EQUITY (Dollars in millions, shares in thousands)
NEENAH PAPER, INC. AND SUBSIDIARIES CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (In millions)
NEENAH PAPER INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Dollars in millions, except as noted)
NEENAH PAPER INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Dollars in millions, except as noted)
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS For the years ended December 31, 2004, 2003 and 2002 (In millions)