Form 10-K/A
period 2004-12-31
Neenah Paper Inc
filed 2005-05-16
CIK 1296435

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). days. Yes ☐    No ☒

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

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A ("Form 10-K/A") to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission ("SEC") on March 31, 2005, amends and restates the consolidated and combined financial statements of Neenah Paper, Inc. ("Neenah" or the "Company") as discussed in Note 17 of notes to consolidated and combined financial statements. The decision to restate the consolidated balance sheet and the consolidated and combined statement of changes in stockholders' and invested equity as of and for the year ended December 31, 2004 was made because the Company's management determined that net deferred income tax assets arising from the Spin-Off transaction on November 30, 2004 were overstated by $20.9 million. The restatement of net deferred income tax assets resulted in a corresponding reduction to additional paid-in capital.

        No Effect on the Previously Reported Consolidated and Combined Statement of Operations for the year ended December 31, 2004 or on the Previously Reported Consolidated and Combined Statement of Cash Flows for the year ended December 31, 2004.    The restatement of the Company's 2004 consolidated balance sheet and the consolidated and combined statement of changes in stockholders' and invested equity had no effect on either (i) previously reported net income (loss), or (ii) cash flows for the year ended December 31, 2004, as previously reported in our 2004 Form 10-K.

        Further information on the restatement can be found in Note 17 of notes to consolidated and combined financial statements.

        Generally, no attempt has been made in this Form 10-K/A to modify or update disclosures presented in the original report on Form 10-K, except as required to reflect the effects of the above-described restatement of the deferred income tax assets. Accordingly, (i) only the information called for by the Items of Form 10-K identified below, as amended by this Form 10-K/A, the Auditor's Consent being filed as Exhibit 23.1, and the CEO and CFO Certifications filed as Exhibits 31.1, 31.2, 32.1 and 32.2, are impacted by the restatement in this Form 10-K/A, and (ii) the Form 10-K/A does not reflect events that have occurred after the filing of the Form 10-K on March 31, 2005. Accordingly, this Form 10-K/A should be read in conjunction with Company filings made with the SEC subsequent to the filing of the original Form 10-K.

        The following Items in our 2004 Form 10-K have been amended as a result of the restatement:

Part II, Item 6—Selected Financial Data
Part II, Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations
Part II, Item 8—Financial Statements and Supplementary Data
Part II, Item 9A—Controls and Procedures
Part II, Item 15—Exhibits and Financial Statement Schedules
Exhibit 23—Consent of Independent Registered Public Accounting Firm
Exhibit 31.1—Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b) of the Exchange Act
Exhibit 31.2—Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b) of the Exchange Act
Exhibit 32.1—Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act
Exhibit 32.2—Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act

i

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

        Hourly employees at the Terrace Bay pulp mill are represented by locals of the Paper, Allied Industrial, Chemical and Energy Worker's International Union and the International Brotherhood of Electrical Workers with each collective bargaining agreement expiring on May 1, 2007. Hourly employees at our Longlac, Ontario operations are represented by Local I-2693 of the United Steelworkers of America with a collective bargaining agreement which expires on September 1, 2005. Hourly employees at the Pictou pulp mill are represented by Local 440 of the Communications, Energy and Paperworkers Union of Canada with a collective bargaining agreement which expired on June 1, 2004. By operation of Nova Scotia labor law, the terms of the expired collective bargaining agreement remain in effect until completion of the collective bargaining process. We believe that employee and union relations at these locations are good.

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

RISK FACTORS

        You should carefully consider each of the following risks and all of the other information contained in this Annual Report on Form 10-K/A. Some of the risks described below relate principally to our business and the industry in which we operate, while others relate principally to our separation from Kimberly-Clark. The remaining risks relate principally to the securities markets generally and ownership of our common stock.

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

        We have begun to supply increasing quantities of pulp to customers other than Kimberly-Clark. The success of our pulp business will depend in part upon our ability to effectively market our pulp to new customers, to earn customer acceptance of our pulp and to continue to effectively supply those new customers. If we are unable to effectively market our pulp to customers other than Kimberly-Clark, our financial condition, results of operations and liquidity would be materially and adversely affected.

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

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K/A and other materials we have filed or will file with the SEC (as well as information included in our other written or oral statements) contain, or will contain, disclosures which are "forward-looking statements." Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue." These forward-looking statements address, among other things, the anticipated effects of the distribution. These forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. These factors include, but are not limited to:

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

        The following are the locations of our principal facilities and operating equipment and the products produced at each location. All the facilities are owned by us, except as otherwise noted:

Location	Equipment/Resources	Products
Neenah Mill Neenah, Wisconsin	Two paper machines; paper finishing equipment; distribution warehouse	Printing and writing, text, cover and other specialty papers
Whiting Mill Whiting, Wisconsin	Four paper machines; paper finishing equipment	Printing and writing, text, cover and other specialty papers
Munising Mill Munising, Michigan	Two paper machines; two off line saturators; three off line coaters; specialty finishing equipment	Durable, saturated and coated base papers
Pictou Mill Pictou, Nova Scotia, Canada	Equipment for a single line bleached kraft pulping operation	Northern bleached softwood and hardwood kraft pulp
Terrace Bay Mill Terrace Bay, Ontario, Canada	Equipment for two single line bleached kraft pulping operations(a)	Northern bleached softwood and hardwood kraft pulp
Longlac Timberlands Operation Longlac, Ontario, Canada	Road construction and maintenance equipment; light vehicles; one helicopter; hangar for helicopter; maintenance shop	Logs and wood chips
Pictou Timberlands Operation Pictou, Nova Scotia, Canada	Equipment owned and operated by contractors	Logs and wood chips
Longlac Timberlands Ontario, Canada	Right to harvest wood off 4.6 million acres of Crown timberlands under license from the Province of Ontario	Logs and wood chips
Pictou Timberlands Nova Scotia, Canada	Right to harvest wood off one million acres of owned timberlands and 200,000 acres of Crown timberlands under license from the Province of Nova Scotia	Logs and wood chips
Debert Tree Nursery Debert, Nova Scotia, Canada	26 greenhouses and tree seeding equipment; seed development orchards	Seedlings which are used to plant in timberlands

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

Kimberly-Clark. The income tax provisions were determined as if our business were a separate taxpayer.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in millions except per share)
Consolidated and Combined Statement of Operations Data(a)
Net sales(b)	$772.1	$710.3	$702.0	$744.0	$915.5
Cost of products sold(b)	647.9	602.4	570.4	601.2	616.7

Gross profit	124.2	107.9	131.6	142.8	298.8
Selling, general and administrative expenses	45.8	34.6	33.6	37.2	32.1
Asset impairment loss(c)	112.8	—	—	—	—
Other (income) and expense—net	5.5	10.0	(1.3)	(4.5)	(3.4)

Operating income (loss)	(39.9)	63.3	99.3	110.1	270.1
Interest expense	1.4	—	—	—	—

Income (loss) before income taxes	(41.3)	63.3	99.3	110.1	270.1
Provision (benefit) for income taxes	(14.9)	24.4	37.0	35.5	101.0

Net income (loss)	$(26.4)	$38.9	$62.3	$74.6	$169.1

Earnings (loss) per basic share(d)	$(1.79)	$2.64	$4.23	$5.06	$11.47

Earnings (loss) per diluted share(d)	$(1.79)	$2.64	$4.23	$5.06	$11.47

Other Financial Data(c)
Net cash flow provided by (used in):
Operating activities	$76.0	$73.6	$111.8	$145.2	$172.2
Investment activities	(19.1)	(23.6)	(16.0)	(26.1)	(16.2)
Financing activities	(37.8)	(50.0)	(95.8)	(119.1)	(163.1)
Capital expenditures	19.1	24.4	18.4	29.1	16.8

	As of December 31,
	2004(e)	2003	2002	2001	2000
	(As Restated)	(Dollars in millions)
Consolidated and Combined Balance Sheet Data(c)
Working capital	$116.4	$101.7	$98.4	$114.1	$138.8
Total assets	565.7	592.0	540.3	602.0	679.7
Long-term debt	225.0	—	—	—	—
Total liabilities	368.6	158.3	146.6	151.9	197.6
Total stockholders' and invested equity	197.1	433.7	393.7	450.1	482.1

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

(e)
As described in Note 17 of notes to consolidated and combined financial statements, the consolidated balance sheet and the consolidated and combined statement of changes in stockholders' and invested equity as of December 31, 2004 have been restated to reflect a decrease in net deferred tax assets of $20.9 million.

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

Restatement

        As discussed in Note 17 of notes to consolidated and combined financial statements, the consolidated balance sheet and statement of changes in stockholders' and invested equity as of December 31, 2004 have been restated to reflect a decrease in net deferred tax assets of $20.9 million. As a result, additional paid-in capital has been reduced by a corresponding amount.

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

  Year 2003 versus 2002

	Percent Change in Net Sales Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price	Product Mix
Combined	1	(5)	6	—
Fine paper	(6)	(6)	1	(1)
Technical paper	1	(2)	1	2
Pulp(a)	7	(5)	12	—

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

        The following table sets forth line items from our consolidated and combined statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Year Ended December 31,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of products sold	83.9	84.8	81.3

Gross profit	16.1	15.2	18.7
Selling, general and administrative expenses	5.9	4.9	4.8
Asset impairment loss	14.6	—	—
Other (income) and expense—net	0.7	1.4	(0.2)

Operating income (loss)	(5.1)	8.9	14.1
Interest expense	0.2	—	—

Income (loss) before income taxes	(5.3)	8.9	14.1
Provision (benefit) for income taxes	(1.9)	3.4	5.2

Net income (loss)	(3.4)%	5.5%	8.9%

Analysis of Operating Income (Loss)—Years Ended December 31, 2004, 2003 and 2002

        The following table sets forth our pre-tax income (loss) by segment for the periods indicated:

	Year Ended December 31,
	2004	2003	2002
	(In millions)
Fine Paper	$67.0	$63.2	$77.2
Technical Paper	21.9	16.6	18.4
Pulp	(120.5)	(16.5)	3.7
Corporate costs	(8.3)	—	—

Total	$(39.9)	$63.3	$99.3

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

Liquidity and Capital Resources

	Year Ended December 31,
	2004	2003	2002
	(In millions)
Net cash flow provided by (used in):
Operating activities	$76.0	$73.6	$111.8
Investment activities	(19.1)	(23.6)	(16.0)
Financing activities	(37.8)	(50.0)	(95.8)
Capital expenditures	19.1	24.4	18.4

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

  Contractual Obligations

        The following table presents the total contractual obligations for which cash flows are fixed or determinable as of December 31, 2004:

	2005	2006	2007	2008	2009	Beyond 2009	Total
	(In millions)
Unconditional purchase obligations	$39.5	$26.0	$25.8	$25.8	$25.8	$37.2	$180.1
Long-term debt payments	—	—	—	—	—	225.0	225.0
Interest payments on long-term debt	16.6	16.6	16.6	16.6	16.6	81.6	164.6
Other postretirement benefit obligations	1.6	1.8	2.0	2.2	2.5	17.0	27.1
Operating leases	2.7	2.7	1.7	1.7	1.7	15.1	25.6
Open purchase orders	20.1	—	—	—	—	—	20.1
Contributions to pension trusts	18.1	—	—	—	—	—	18.1
Transition services payments to Kimberly-Clark	7.5	—	—	—	—	—	7.5

Total contractual obligations	$106.1	$47.1	$46.1	$46.3	$46.6	$375.9	$668.1

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

Deferred Income Tax Assets

        As of December 31, 2004, we have recorded deferred income tax assets totaling $9.6 million related to temporary differences, and we have established no valuation allowances against these deferred income tax assets. As of December 31, 2003, our net deferred income tax assets were $22.8 million. In determining the need for valuation allowances, we consider many factors, including the specific taxing jurisdiction, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance would be recognized if, based on the weight of available evidence, we conclude that it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

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

        If the new pulp supply agreement had been in place for the years ended December 31, 2004, 2003 and 2002 we estimate that our historical combined net sales and gross profit would have declined approximately as shown below:

	Net Sales			Gross Profit
	Historical	New Pulp Agreement	Decrease	Historical	New Pulp Agreement	Decrease
	(In millions)
Year
2004	$772.1	$746.5	$25.6	$124.2	$98.6	$25.6
2003(a)	710.3	685.8	24.5	107.9	83.4	24.5
2002(a)	702.0	684.5	17.5	131.6	114.1	17.5

        If the new pulp supply agreement had been in place for the years ended December 31, 2004, 2003 and 2002, we estimate that the historical net sales and gross profit (loss) of our pulp business would have decreased approximately as shown below:

	Net Sales			Gross Profit (Loss)
	Historical	New Pulp Agreement	Decrease	Historical	New Pulp Agreement	Decrease
	(In millions)
Year
2004	$448.6	$423.0	$25.6	$7.0	$(18.6)	$25.6
2003(b)	405.1	380.6	24.5	3.4	(21.1)	24.5
2002(b)	380.0	362.5	17.5	10.8	(6.7)	17.5

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

Item 8. Financial Statements and Supplementary Data

        The information required in Item 8 is contained in and incorporated herein by reference from pages F-1 through F-38 of this Annual Report on Form 10-K/A.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

        As of December 31, 2004, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, including consideration of the restatement of net deferred income tax assets and additional paid-in capital as set forth in Note 17 of notes to the consolidated and combined financial statements reported elsewhere in this Form 10-K/A, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2004.

        As is described elsewhere in this Report on Form 10-K/A, we have restated net deferred income tax assets and additional paid-in capital as of and for the year ended December 31, 2004. We have reviewed the process employed in calculating deferred income taxes, and as a result of this review, have concluded that our controls and procedures are designed to provide the information required to be disclosed, in accordance with Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Although we have concluded that our disclosure controls and procedures were effective as of December 31, 2004, we have implemented refinements to our procedures to ensure the quarterly and annual tax provisions and deferred tax assets and liabilities are properly recorded, documented and reviewed.

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

Documents filed as part of this report:

1.
Consolidated and Combined Financial Statements

        The following reports and financial statements are filed herewith on the pages indicated:

2.
Financial Statement Schedule

        The following schedule is filed herewith:

Schedule II—Valuation and Qualifying Accounts	F-44

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
4.3
Purchase Agreement dated November 18, 2004, by and among Neenah Paper, Inc. and Citigroup Global Markets Inc., Goldman, Sachs & Co., and J.P. Morgan Securities Inc. as Representatives of the Initial Purchasers (as defined therein) (filed as Exhibit 10.1 to the Neenah Paper, Inc. Current Report on Form 8-K filed November 19, 2004 and incorporated herein by reference).
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
10.5
Neenah Paper Inc. Supplemental Pension Plan (filed as Exhibit 10.5 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2004, filed March 31, 2005 and incorporated herein by reference).
10.6
Neenah Paper Inc. Supplemental Retirement Contribution Plan (filed as Exhibit 10.6 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2004, filed March 31, 2005 and incorporated herein by reference).

10.7
Neenah Paper Inc. Executive Severance Plan (filed as Exhibit 10.7 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2004, filed March 31, 2005 and incorporated herein by reference).
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
10.10
Credit Agreement dated as of November 30, 2004, by and among Neenah Paper, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed as Exhibit 10.10 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2004, filed March 31, 2005 and incorporated herein by reference).
10.11
First Amendment and Waiver, dated as of January 31, 2005 to the Credit Agreement dated as of November 30, 2004, by and among Neenah Paper, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed as Exhibit 10.11 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2004, filed March 31, 2005 and incorporated herein by reference).
10.12
Neenah Paper, Inc. 2004 Omnibus Stock and Incentive Compensation Plan (filed as Exhibit 10.12 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2004, filed March 31, 2005 and incorporated herein by reference).
21
List of Subsidiaries of Neenah Paper, Inc. (filed as Exhibit 21 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2004, filed March 31, 2005 and incorporated herein by reference).
*23	Consent of Deloitte & Touche LLP.
24	Power of Attorney (filed as Exhibit 24 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2004, filed March 31, 2005 and incorporated herein by reference).

*31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").
*31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

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

/s/ SEAN T. ERWIN Sean T. Erwin	Chairman of the Board, President and Chief Executive Officer	May 16, 2005
/s/ BONNIE C. LIND Bonnie C. Lind	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	May 16, 2005
/s/ JAMES G. GROSKLAUS* James G. Grosklaus	Director	May 16, 2005
/s/ EDWARD GRZEDZINSKI* Edward Grzedzinski	Director	May 16, 2005
/s/ MARY ANN LEEPER*	Director	May 16, 2005
/s/ TIMOTHY S. LUCAS* Timothy S. Lucas	Director	May 16, 2005
/s/ PHILIP C. MOORE* Philip C. Moore	Director	May 16, 2005
/s/ STEPHEN M. WOOD* Stephen M. Wood	Director	May 16, 2005
*By:	/s/ STEVEN S. HEINRICHS Steven S. Heinrichs Attorney-in-fact

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

        As discussed in Note 17 of notes to consolidated and combined financial statements, the 2004 consolidated and combined financial statements have been restated.

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

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 30, 2005
(May 13, 2005 as to the effects of the restatement discussed in Note 17)

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

See Notes to Consolidated and Combined Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2004	2003
	(As Restated)
ASSETS
Current Assets
Cash and cash equivalents	$19.1	$—
Accounts receivable, net	92.4	77.1
Inventories	88.7	85.7
Deferred income taxes	1.2	3.7
Prepaid and other current assets	2.2	4.9

Total Current Assets	203.6	171.4
Property, Plant and Equipment—net	257.6	368.1
Timberlands	5.2	5.2
Deferred Income Taxes	8.4	19.1
Prepaid and Intangible Pension Costs	72.9	24.2
Other Assets	18.0	4.0

TOTAL ASSETS	$565.7	$592.0

LIABILITIES AND STOCKHOLDERS' AND INVESTED EQUITY
Current Liabilities
Trade accounts payable	$43.8	$32.7
Other payables	6.8	6.6
Accrued expenses	36.6	30.4

Total Current Liabilities	87.2	69.7
Long-term Debt	225.0	—
Noncurrent Employee Benefits and Other Obligations	48.0	54.1
Deferred Income Taxes	8.4	34.5

TOTAL LIABILITIES	368.6	158.3

Commitments and Contingencies (Notes 9 and 10)
Stockholders' and Invested Equity
Common stock, par value $0.01—authorized: 100,000,000 shares; issued and outstanding: 14,763,319 shares	0.1	—
Additional paid-in capital	218.3	—
Kimberly-Clark's net investment	—	436.8
Retained deficit	(70.7)	—
Accumulated other comprehensive income (loss)	51.6	(3.1)
Unearned compensation on restricted stock	(2.2)	—

TOTAL STOCKHOLDERS' AND INVESTED EQUITY	197.1	433.7

TOTAL LIABILITIES AND STOCKHOLDERS' AND INVESTED EQUITY	$565.7	$592.0

See Notes to Consolidated and Combined Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN
STOCKHOLDERS' AND INVESTED EQUITY

(Dollars in millions, shares in thousands)

	Common Stock					Accumulated Other Comprehensive Income (Loss)	Unearned Compensation On Restricted Stock
			Additional Paid-In Capital	Kimberly- Clark's Net Investment	Retained Deficit			Comprehensive Income
	Shares	Amount
Balance, December 31, 2001	—	$—	$—	$479.5	$—	$(29.4)	$—
Net income	—	—	—	62.3	—	—	—	$62.3
Other comprehensive income
Unrealized foreign currency translation	—	—	—	—	—	2.5	—	2.5
Minimum pension liability	—	—	—	—	—	(26.5)	—	(26.5)
Other	—	—	—	—	—	0.6	—	0.6

Net cash transfers to Kimberly-Clark	—	—	—	(95.8)	—	—	—	$38.9

Non-cash transfers from Kimberly-Clark	—	—	—	0.5	—	—	—

Balance, December 31, 2002	—	—	—	446.5	—	(52.8)	—
Net income	—	—	—	38.9	—	—	—	$38.9
Other comprehensive income
Unrealized foreign currency translation	—	—	—	—	—	59.7	—	59.7
Minimum pension liability	—	—	—	—	—	(9.4)	—	(9.4)
Other	—	—	—	—	—	(0.6)	—	(0.6)

Net cash transfers to Kimberly-Clark	—	—	—	(50.0)	—	—	—	$88.6

Non-cash transfers from Kimberly-Clark	—	—	—	1.4	—	—	—

Balance, December 31, 2003	—	—	—	436.8	—	(3.1)	—
Net income (loss)	—	—	—	44.3	(70.7)	—	—	$(26.4)
Other comprehensive income
Unrealized foreign currency translation	—	—	—	—	—	24.8	—	24.8
Minimum pension liability	—	—	—	—	—	30.0	—	30.0
Other	—	—	—	—	—	(0.1)	—	(0.1)

Net cash transfers to Kimberly-Clark	—	—	—	(37.6)	—	—	—	$28.3

Adjustment to deferred taxes at Spin-Off (As restated, see Note 17	—	—	—	(12.7)	—	—	—
Other non-cash transfers to Kimberly-Clark	—	—	—	(1.8)	—	—	—
Spin-Off payment to Kimberly-Clark	—	—	—	(213.0)	—	—	—
Transfer to additional paid-in capital (As restated, see Note 17)	—	—	216.0	(216.0)	—	—	—
Issuance of common stock	14,738	0.1	—	—	—	—	—
Restricted stock awards, less amortization	25	—	2.3	—	—	—	(2.2)

Balance, December 31, 2004 (As restated, see Note 17)	14,763	$0.1	$218.3	$—	$(70.7)	$51.6	$(2.2)

See Notes to Consolidated and Combined Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$(26.4)	$38.9	$62.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	36.0	35.3	34.3
Asset impairment loss	112.8	—	—
Deferred income tax benefit	(43.6)	(8.2)	(1.7)
Loss on asset dispositions	3.1	0.1	3.1
Net cash provided by (used in) changes in operating working capital
Accounts receivable	(14.1)	(3.6)	2.3
Inventories	(9.4)	(5.8)	21.4
Prepaid and other current assets	2.4	0.5	(0.6)
Trade accounts payable	11.1	6.1	(0.8)
Other payables	0.2	(4.0)	(5.4)
Accrued expenses	5.6	3.6	(2.3)
Foreign currency effects on working capital	5.7	13.5	0.7
Pension and other postretirement benefits	(7.4)	(1.3)	(1.3)
Other	—	(1.5)	(0.2)

NET CASH PROVIDED BY OPERATING ACTIVITIES	76.0	73.6	111.8

INVESTING ACTIVITIES
Capital expenditures	(19.1)	(24.4)	(18.4)
Proceeds from dispositions of property	0.1	1.9	1.7
Other	(0.1)	(1.1)	0.7

NET CASH USED IN INVESTING ACTIVITIES	(19.1)	(23.6)	(16.0)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	225.0	—	—
Debt issuance costs	(12.2)	—	—
Short-term borrowings	10.0	—	—
Repayments of short-term borrowings	(10.0)	—	—
Spin-Off payment to Kimberly-Clark	(213.0)	—	—
Net transfers to Kimberly-Clark	(37.6)	(50.0)	(95.8)

NET CASH USED IN FINANCING ACTIVITIES	(37.8)	(50.0)	(95.8)

NET INCREASE IN CASH AND CASH EQUIVALENTS	19.1	—	—
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—	—

CASH AND CASH EQUIVALENTS, END OF YEAR	$19.1	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during year for interest	$—	$—	$—

Cash paid during year for income taxes	$—	$—	$—

Non-cash transfers (to) from Kimberly-Clark	$(14.5)	$1.4	$0.5

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

Inventories

        U.S. inventories are valued at the lower of cost, using the Last-In, First-Out (LIFO) method for financial reporting purposes, or market. Canadian inventories are valued at the lower of cost, using either the First-In, First-Out (FIFO) or a weighted-average cost method, or market. Cost includes labor, materials and production overhead. Inventories of the Canadian pulp operations include both roundwood (logs) and wood chips. These inventories are located both at the pulp mills and at various timberlands locations. In accordance with industry practice, physical inventory counts utilize "scaling" techniques to estimate quantities of roundwood, as well as various electronic devices to calculate wood chip inventory amounts. These techniques historically have provided reasonable estimates of such inventories.

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

	Year Ended December 31,
	2004	2003(a)	2002(a)
	(Dollars in millions, except per share)
Reported net income (loss)	$(26.4)	$38.9	$62.3
Pro forma compensation expense, net of tax	(1.2)	—	—

Pro forma net income (loss)	$(27.6)	$38.9	$62.3

Reported net income (loss) per share:
Basic	$(1.79)	$2.64	$4.23

Diluted(b)	$(1.79)	$2.64	$4.23

Pro forma net income (loss) per share:
Basic	$(1.87)	$2.64	$4.23

Diluted(b)	$(1.87)	$2.64	$4.23

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

        In December 2004, SFAS 153, Exchange of Nonmonetary Assets—an amendment of APB Opinion No. 29, ("SFAS 153") was issued. SFAS 151 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of SFAS 153 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

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

        The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The components of deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

	December 31,
	2004	2003
Net current deferred income tax assets:
Accrued liabilities	$2.4	$5.3
Other	(1.2)	(1.6)

Net current deferred income tax assets	$1.2	$3.7

Net noncurrent deferred income tax assets:
Canadian timberlands	$72.3	$33.9
Employee benefits	11.7	10.7
Accumulated depreciation	(72.9)	(26.0)
Other	(2.7)	0.5

Net noncurrent deferred income tax assets	$8.4	$19.1

Net noncurrent deferred income tax liabilities:
Accumulated depreciation	$8.4	$33.3
Other	—	1.2

Net noncurrent deferred income tax liabilities	$8.4	$34.5

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

        As part of the Spin-Off transaction, the Company paid a one-time Spin-Off payment of $213 million to Kimberly-Clark to fund the purchase of the Canadian pulp assets and related timberlands. In accordance with EITF 94-10, Accounting by a Company for the Income Tax Effects of Transactions among or with Its Shareholders under FASB Statement No. 109, the tax effects of the resulting change in the tax bases of the assets and liabilities were reflected in stockholders' and invested equity. The Company recorded a net credit to deferred income tax assets of approximately $12.7 million and an offsetting charge to "Kimberly-Clark's net investment" on the consolidated and combined balance sheet and statement of changes in stockholders' and invested equity.

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

Secured Revolving Credit Facility

        On November 30, 2004, the Company entered into a Credit Agreement by and among Neenah, certain of its subsidiaries, the lenders listed in the Credit Agreement and JP Morgan Chase Bank, N.A. as agent for the lenders. Under the Credit Agreement, the Company has a secured revolving credit facility (the "Revolver") that provides for borrowings of up to $150 million. As of December 31, 2004, the Company had no amounts outstanding under the Revolver.

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

	Pension Benefits		Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2004	2003	2004	2003
Change in Benefit Obligation:
Benefit obligation at beginning of year	$328.7	$234.5	$50.5	$34.7
Service cost	9.1	7.6	1.2	1.2
Interest cost	24.2	17.5	3.4	2.6
Currency	23.2	43.7	3.2	5.4
Actuarial loss (gain)	19.5	35.4	(1.8)	7.4
Benefit payments from plans	(10.9)	(10.4)	(1.1)	(1.0)
Adjustment related to Spin-Off	(8.1)	—	(0.4)	—
Participant contributions	0.5	0.5	—	—
Other	(0.1)	(0.1)	—	0.2

Benefit obligation at end of year	$386.1	$328.7	$55.0	$50.5

Change in Plan Assets:
Fair value of plan assets at beginning of year	$275.3	$198.5	$—	$—
Actual gain on plan assets	35.1	35.4	—	—
Employer contributions	16.6	16.2	1.1	1.0
Currency	19.6	35.1	—	—
Benefit payments	(10.9)	(10.4)	(1.1)	(1.0)
Participant contributions	0.5	0.5	—	—
Adjustment related to Spin-Off	(7.7)	—	—	—

Fair value of plan assets at end of year	$328.5	$275.3	$—	$—

Funded Status:
Benefit obligation in excess of plan assets	$(57.6)	$(53.4)	$(55.0)	$(50.5)
Unrecognized net actuarial loss	128.3	113.3	14.2	10.7
Unrecognized transition amount	(0.7)	(0.8)	—	—
Unrecognized prior service cost	6.4	7.0	0.3	0.1

Net amount recognized	$76.4	$66.1	$(40.5)	$(39.7)

Amounts Recognized in the Balance Sheets:
Prepaid benefit cost	$76.4	$66.1	$—	$—
Intangible asset	2.1	6.4	—	—
Accrued benefit cost	(12.0)	(62.6)	(40.5)	(39.7)
Accumulated other comprehensive income	9.9	56.2	—	—

Net amount recognized	$76.4	$66.1	$(40.5)	$(39.7)

        Summary disaggregated information about the pension plans follows:

	December 31,
	Assets Exceed ABO		ABO Exceeds Assets		Total
	2004	2003	2004	2003	2004	2003
Projected benefit obligations	$333.2	$61.2	$52.9	$267.5	$386.1	$328.7
ABO	275.8	45.5	46.2	229.6	322.0	275.1
Fair value of plan assets	288.7	60.0	39.8	215.3	328.5	275.3

Components of Net Periodic Benefit Cost

	Pension Benefits			Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2004	2003	2002	2004	2003	2002
Service cost	$9.1	$7.1	$6.3	$1.2	$1.0	$1.0
Interest cost	24.2	21.9	19.2	3.4	3.6	3.2
Expected return on plan assets(a)	(27.7)	(22.4)	(23.9)	—	—	—
Recognized net actuarial loss	4.7	6.1	1.9	(4.6)	0.2	—
Amortization of unrecognized transition asset	(0.2)	(0.2)	(0.2)	—	—	—
Amortization of prior service cost	1.0	0.9	0.9	—	—	—
Adjustment related to Spin-Off	(0.4)	—	—	(0.4)	—	—

Net periodic benefit cost (credit)	$10.7	$13.4	$4.2	$(0.4)	$4.8	$4.2

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

Cash Flows

        The Company expects to contribute approximately $18.1 million to its pension trusts in 2005.

Future Benefit Payments

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Plans	Other Postretirement Benefits
	(In millions)
2005	$13.8	$1.6
2006	15.1	1.8
2007	16.4	2.0
2008	18.0	2.2
2009	19.6	2.5
Years 2010 - 2014	128.9	17.0

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

        Data concerning options at December 31, 2004 follows:

	Options Outstanding
			Weighted- Average Remaining Contractual Life (Years)	Options Exercisable
		Weighted- Average Exercise Price
	Number of Options			Number of Options	Weighted- Average Price
$24.01 - $26.04	209,490	$24.23	7.7	84,932	$24.55
$26.95 - $30.15	82,335	$28.97	3.9	82,335	$28.97
$32.60 - $37.59	875,164	$33.89	8.9	365,287	$35.64

	1,166,989	$31.81	8.3	532,554	$32.84

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

Business Segments

	Fine Paper	Technical Paper	Pulp	Unallocated Corporate Costs	Intersegment Sales	Combined Total
Net Sales
Year
2004	$220.8	$132.3	$448.6	$—	$(29.6)	$772.1
2003(a)	210.4	121.6	405.1	—	(26.8)	710.3
2002(a)	224.7	120.7	380.0	—	(23.4)	702.0
Operating Income (Loss)
Year
2004(b)	67.0	21.9	(120.5)	(8.3)	—	(39.9)
2003	63.2	16.6	(16.5)	—	—	63.3
2002	77.2	18.4	3.7	—	—	99.3
Depreciation and Amortization
Year
2004	9.7	3.7	22.4	0.2	—	36.0
2003	9.6	4.0	21.7	—	—	35.3
2002	10.0	4.0	20.3	—	—	34.3
Total Assets
Year
2004	140.9	58.2	361.4	5.2	—	565.7
2003	131.9	62.8	397.3	—	—	592.0

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

(b)
Income before income taxes for the pulp business in 2004 includes an impairment loss of $112.8 million for the Terrace Bay facility.

	Fine Paper	Technical Paper	Pulp	Corporate	Combined Total
Capital Spending
Year
2004	$3.5	$1.6	$11.0	$3.0	$19.1
2003	2.5	2.2	19.7	—	24.4
2002	4.8	4.6	9.0	—	18.4

Geographic Information

	United States	Canada	Inter- geographic Items	Combined Total
Net Sales
Year
2004	$354.0	$448.2	$(30.1)	$772.1
2003	332.8	404.6	(27.1)	710.3
2002	349.4	378.5	(25.9)	702.0
Total Assets
Year
2004	250.2	315.5	—	565.7
2003	195.0	397.0	—	592.0

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

Note 17. Restatement

        Subsequent to the issuance of the Company's consolidated and combined financial statements for the year ended December 31, 2004, the Company's management determined that net deferred income tax assets recorded on November 30, 2004 arising from the Spin-Off transaction were overstated. As a result, the accompanying consolidated balance sheet as of December 31, 2004 and the consolidated and combined statement of changes in stockholders' and invested equity for the year ended December 31, 2004 have been restated, as set forth below, to reduce net deferred tax assets by $20.9 million. Also, additional paid-in capital has been reduced by a corresponding amount. This restatement had no effect on the Company's previously reported net income (loss) or cash flows for the year ended December 31, 2004.

	As of December 31, 2004
	As Previously Reported	As Restated
	(in millions)
Balance Sheet:
Current Deferred Income Taxes	$3.2	$1.2
Total Current Assets	205.6	203.6
Noncurrent Deferred Income Taxes	27.3	8.4
Total Assets	586.6	565.7
Additional Paid-in Capital	239.2	218.3
Total Stockholders' Equity	218.0	197.1
Total Liabilities and Stockholders' Equity	586.6	565.7
	For the Year Ended December 31, 2004
	As Previously Reported	As Restated
	(in millions)
Statement of Changes in Stockholders' and Invested Equity:
Adjustment to deferred taxes at Spin-Off	$8.2	$(12.7)
Transfer to additional paid-in capital	(236.9)	(216.0)
Additional paid-in capital	239.2	218.3

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2004, 2003 and 2002

(In millions)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-offs and Reclassifications		Balance at End of Period
December 31, 2004
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$0.8	$3.2	$—	$0.3(a	)	$3.7
Allowances for sales discounts	0.4	5.9	—	5.7(b	)	0.6
December 31, 2003
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$1.1	$0.3	$—	$0.6(a	)	$0.8
Allowances for sales discounts	0.4	5.5	—	5.5(b	)	0.4
December 31, 2002
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$0.7	$0.5	$—	$0.1(a	)	$1.1
Allowances for sales discounts	0.4	1.5	—	1.5(b	)	0.4

(a)
Principally uncollectible receivables written off

(b)
Sales discounts allowed

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 4A. Executive Officers of the Registrant
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services
  Item 15. Exhibits and Financial Statement Schedules
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