Form 10-Q
period 2005-03-31
Neenah Paper Inc
filed 2005-05-16
CIK 1296435

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-32240

NEENAH PAPER, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1308307 (I.R.S. Employer Identification No.)
3460 Preston Ridge Road Alpharetta, Georgia (Address of principal executive offices)	30005 (Zip Code)
(678) 566-6500 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        As of April 30, 2005, there were 14,763,319 shares of the Company's common stock outstanding.

i

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net sales	$196.6	$198.4
Cost of products sold	171.3	165.3

Gross profit	25.3	33.1
Selling, general and administrative expenses	12.7	9.1
Restructuring costs and asset impairment loss	4.3	—
Other income—net	(0.6)	(0.3)

Operating income	8.9	24.3
Interest expense	4.7	—

Income before income taxes	4.2	24.3
Provision for income taxes	1.5	9.2

Net income	$2.7	$15.1

Earnings Per Common Share
Basic	$0.18	$1.03

Diluted	$0.18	$1.03

Weighted Average Common Shares Outstanding (in thousands)
Basic	14,738	14,738

Diluted	14,793	14,738

Cash Dividends Declared Per Share of Common Stock	$0.10	$—

See Notes to Condensed Consolidated and Combined Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$24.4	$19.1
Accounts receivable (less allowances of $4.3 and $4.3, respectively)	89.3	92.4
Inventories	94.4	88.7
Other current assets	10.4	3.4

Total current assets	218.5	203.6

Property, plant and equipment, at cost	635.7	632.7
Less accumulated depreciation	374.7	369.9

Property, plant and equipment—net	261.0	262.8
Prepaid and intangible pension costs	74.5	72.9
Other assets	23.1	26.4

TOTAL ASSETS	$577.1	$565.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Debt payable within one year	$2.8	$—
Accounts payable	44.7	50.6
Accrued expenses	46.4	36.6

Total current liabilities	93.9	87.2
Long-term debt	227.2	225.0
Other noncurrent liabilities	58.2	56.4

TOTAL LIABILITIES	379.3	368.6

Commitments and contingencies (Note 8)
Stockholders' equity	197.8	197.1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$577.1	$565.7

See Notes to Condensed Consolidated and Combined Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES
Net income	$2.7	$15.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7.0	9.4
Asset impairment loss	0.8	—
Deferred income tax benefit (provision)	1.6	(1.4)
Increase in working capital	(4.2)	(8.3)
Other	0.4	(2.1)

NET CASH PROVIDED BY OPERATING ACTIVITIES	8.3	12.7

INVESTING ACTIVITIES
Capital expenditures	(6.6)	(1.7)
Other	0.1	0.5

NET CASH USED IN INVESTING ACTIVITIES	(6.5)	(1.2)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	3.6	—
Repayments of long-term debt	(0.2)	—
Proceeds from issuance of short-term debt	2.3	—
Repayments of short-term debt	(0.7)	—
Cash dividends paid	(1.5)	—
Net transfers to Kimberly-Clark	—	(11.5)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3.5	(11.5)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5.3	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19.1	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24.4	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest	$—	$—

Cash paid during period for income taxes	$0.7	$—

See Notes to Condensed Consolidated and Combined Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS

(In millions, except as noted)

Note 1. Background and Basis of Presentation

Background

        Neenah Paper, Inc. ("Neenah" or the "Company"), a Delaware corporation, was incorporated in April 2004 in contemplation of the spin-off by Kimberly-Clark Corporation ("Kimberly-Clark") of its Canadian pulp business and its fine paper and technical paper businesses in the United States (collectively, the "Pulp and Paper Business"). The Canadian pulp business consists of pulp mills in Terrace Bay, Ontario and Pictou, Nova Scotia and the related timberlands. The fine paper business is a leading producer of premium writing, text, cover and specialty papers. The technical paper business is a leading producer of durable, saturated and coated base papers for a variety of end uses.

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

Basis of Consolidation and Presentation

        These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Management believes that the disclosures made are adequate for a fair presentation of the Company's results of operations, financial position and cash flows. In the opinion of management, the condensed consolidated and combined financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary to present fairly the results of operations, financial position and cash flows for the interim periods presented herein. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make extensive use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates.

        These condensed consolidated and combined interim financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K, as amended by Form 10-K/A. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

        The condensed consolidated and combined interim financial statements of Neenah and its subsidiaries included herein are unaudited, except for the December 31, 2004 condensed consolidated balance sheet, which was derived from audited financial statements. The condensed consolidated and combined financial statements include the financial statements of the Company, and its wholly owned and majority owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

        The condensed consolidated and combined financial statements reflect the consolidated operations of Neenah and its subsidiaries as a separate, stand-alone entity subsequent to November 30, 2004, combined with the historical operations of the Pulp and Paper Business which were operated as part of Kimberly-Clark prior to the Spin-Off. The condensed combined financial statements for periods through November 30, 2004 have been derived from the consolidated financial statements and accounting records of Kimberly-Clark using the historical results of operations and the historical basis of assets and liabilities of the Pulp and Paper Business. Management believes the assumptions underlying the condensed combined financial statements for these periods are reasonable. However, the condensed combined financial statements included herein for periods through November 30, 2004 do not reflect the Pulp and Paper Business' results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Pulp and Paper Business been a stand-alone company during the periods presented.

Shipping and Handling Costs

        Certain prior years' amounts of shipping and handling costs have been adjusted in the combined statements of operations to be in conformity with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, which became effective in 2000 and which prohibits the netting of such costs against revenues. Accordingly, for the three months ended March 31, 2004, amounts reflected for "Net sales" and "Cost of products sold" in the condensed consolidated and combined statements of operations have been increased from the amounts previously reported by $12.6 million. This adjustment had no effect on the amount of "Gross profit" or any other captioned amounts in the condensed consolidated and combined statements of operations.

Earnings per Share ("EPS")

        Basic EPS was computed by dividing net income by the number of weighted average shares of common stock outstanding during the 2005 reporting period. Diluted EPS was calculated to give effect to all potentially dilutive common shares. Outstanding stock options, restricted shares and restricted stock units represent the only potentially dilutive effects on the Company's weighted-average-shares. For the three months ended March 31, 2005, approximately 223,000 potentially dilutive options that were "out-of-the-money" were excluded from the computation of dilutive common shares.

        For the three months ended March 31, 2005, there were 55,000 dilutive shares for purposes of computing EPS. For the three months ended March 31, 2004, basic and diluted EPS were computed using the number of shares of Neenah common stock outstanding on November 30, 2004, the date on which Neenah common stock was distributed to the stockholders of Kimberly-Clark.

Stock Based Employee Compensation

        As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company applies the intrinsic value method permitted by Accounting

Principles Board Opinion 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations to account for stock option grants. No employee compensation expense has been charged to earnings because the exercise prices of all stock options granted were equal to the market value of the Company or Kimberly-Clark's common stock on the date of grant. Had compensation expense been recorded under the provisions of SFAS 123, the impact on the Company's net income and income per share would have been:

	Three Months Ended March 31,
	2005	2004(a)
	(In millions, except per share)
Reported net income	$2.7	$15.1

Add: stock-based compensation expense, net of tax effects, included in net income as reported	0.1
Less: pro forma compensation expense, net of tax	(0.7)

Pro forma net income	$2.1

Reported net income per share:
Basic	$0.18	$1.03

Diluted	$0.18	$1.03

Pro forma net income per share:
Basic	$0.15	$1.03

Diluted	$0.14	$1.03

(a)
For the three months ended March 31, 2004, stock-based compensation expense was $0.1 million. The pro forma effect of stock options on net income is only presented for periods after November 30, 2004, the date on which Neenah common stock was distributed to stockholders of Kimberly-Clark.

Stock Options

        In February 2005, the Company informed participants in its Long-Term Incentive Plan (the "LTIP") of its intention to award nonqualified stock options to purchase a total of 126,100 shares of common stock during 2005. The exercise price of the options will be equal to the market price of the Company's common stock on the date of grant. The options will expire in ten years and one-third will vest on each of the first three anniversaries of the date of grant. In February 2005, the Company granted options to purchase 63,050 shares of common stock at $33.19 per share. Stock options for the remaining 63,050 shares will be awarded in August 2005, subject to certain conditions, including the employee's continued employment with the Company.

Performance Shares

        In February 2005, the Company also granted 38,300 performance shares to LTIP participants. The measurement period for the performance shares is January 1, 2005 through December 31, 2005. Based on Company performance compared to revenue growth and return on invested capital targets, restricted stock units ("RSUs") equal to between 30% and 225% of the performance award will be issued. The RSUs issued will generally become 100% vested three years from the start of the performance period (December 31, 2007) and are subject to an additional two-year holding period before the employee can sell or transfer such shares. During the vesting period, the holders of RSUs are entitled to dividends, but are not permitted to vote such shares and the RSUs are forfeited in the event of termination of employment (as defined). The minimum RSU award equal to 30% of the performance shares is accounted for as a fixed award pursuant to APB 25 and compensation cost will be recognized pro rata over the three-year vesting period.

Note 2. New Accounting Standards

        In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which revises SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R also supersedes APB 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. In general, the accounting required by SFAS 123R is similar to that of SFAS 123. However, SFAS 123 gave companies a choice to either recognize the fair value of stock options in their income statements or to disclose the pro forma income statement effect of the fair value of stock options in the notes to the financial statements. SFAS 123R eliminates that choice and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the option vesting period.

        On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS 123R. The new rule requires the Company to adopt SFAS 123R by January 1, 2006. The Company is currently evaluating the transition method to use when it adopts SFAS 123R.

        In March 2005, FASB Interpretation No. 47 ("FIN 47"), Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143, was issued. FIN 47 clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). The Company is evaluating FIN 47 and has not determined if adoption will have a material effect on its results of operations or financial position.

Note 3. Comprehensive Income

        Comprehensive income includes, in addition to net income, unrealized gains and losses recorded directly to stockholders' equity. The accumulated other comprehensive income consists primarily of unrealized foreign currency translation gains (losses), minimum pension liability adjustments and unrealized gains (losses) related to cash flow hedges. At March 31, 2005 and December 31, 2004, accumulated other comprehensive income was $50.9 million and $51.6 million, respectively. The unrealized foreign currency translation gains (losses) are not adjusted for income taxes since they relate to indefinite investments in the Canadian pulp operations.

        The components of comprehensive income are as follows.

	Three Months Ended March 31,
	2005	2004
Net income	$2.7	$15.1
Other comprehensive income:
Changes in unrealized foreign currency translation gains (losses)	(2.7)	(3.1)
Changes in unrealized gains (losses) on cash flow hedges	2.0	(0.3)

Comprehensive income	$2.0	$11.7

Note 4. Risk Management

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

        In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the Company records all derivative instruments as receivables (included in Other current assets) or liabilities (included in Accrued expenses) on the condensed consolidated balance sheet at fair value. The related unrealized gain or loss from changes in the fair value of fully effective derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income (included in Stockholders' equity) in the period that changes in fair value occur and is reclassified to income in the same period that the hedged item affects income.

Foreign Currency and Commodity Price Risk

        The operating results, cash flows and financial condition of the Company are subject to pulp price risk. Because the price of pulp is established in U.S. dollars and the Company's cost of producing pulp is incurred principally in Canadian dollars, the profitability of the Company's pulp operations is subject to foreign currency risk. From time to time, the Company uses foreign currency forward and pulp futures contracts to manage its foreign currency and pulp price risks. The use of these instruments allows management of this transactional exposure to exchange rate and pulp price fluctuations because the gains or losses incurred on the derivative instruments are intended to offset, in whole or in part, losses or gains on the underlying transactional exposure. (See "Cash Flow Hedges" below). The Company's translation exposure related to its net investment in its Canadian subsidiaries is not hedged.

        The Company is also subject to price risk for electricity used in its manufacturing operations. At the Spin-Off, Kimberly-Clark transferred to the Company a fixed price forward purchase contract to hedge fluctuations in the price of electricity at the Terrace Bay mill. Upon the expiration of the contract in December 2005, the Company intends to replace the contract with a fixed price forward contract covering a significant portion of the electricity requirement at the Terrace Bay mill.

Cash Flow Hedges

        In the first quarter of 2005, the Company entered into a series of foreign currency forward exchange contracts, designated as cash flow hedges, of U.S dollar denominated pulp sales. At March 31, 2005, the Company's foreign currency contracts had a notional amount of $59 million Canadian dollars, and the fair value of the contracts of $1.1 million U.S. dollars was reflected on the balance sheet as a receivable and an unrealized pre-tax gain in accumulated other comprehensive income. The weighted average exchange rate for the foreign currency contracts at March 31, 2005 was 0.807 U.S. dollars per Canadian dollar. The contracts extend through January 2006 with the highest value of contracts maturing in each of April, May, June and July 2005. The Company recorded a net pre-tax gain of $0.1 million on foreign currency contracts expiring in the first quarter of 2005.

        During the first quarter of 2005, the Company also entered into a series of pulp futures contracts to hedge fluctuations in pulp prices through December 2006. At March 31, 2005, the Company had future contracts for 279,000 metric tons of pulp with a notional amount of approximately $179 million, and the fair value of the contracts of $1.7 million was reflected on the balance sheet as a receivable and an unrealized pre-tax gain in accumulated other comprehensive income. The weighted average price for the pulp futures contracts at March 31, 2005 was $641 per metric ton. The contracts expire at the rate of 15,000 metric tons per month and 12,000 metric tons per month in 2005 and 2006, respectively. The Company recorded a net pre-tax loss of $1.0 million on pulp futures contracts expiring in the first quarter of 2005. Realized gains and losses on pulp derivatives are recorded in Net sales on the condensed consolidated statements of operations.

        In addition, the Company has a fixed price forward purchase contract to hedge fluctuations in the price of electricity at the Terrace Bay mill. The contract matures ratably through December 31, 2005. At March 31, 2005, the notional amount of the contract was $6.6 million, and the fair value of the contract of $0.1 million was reflected on the balance sheet as a receivable and an unrealized pre-tax gain in accumulated other comprehensive income.

        For the first quarter of 2005, the Company's cash flow hedges were fully effective and consequently resulted in no effect on net income (i.e., changes in fair value were reflected in other comprehensive income). Assuming market rates remain constant with the rates at March 31, 2005, approximately $2.4 million (or $1.5 million after-tax) of the $3.0 million (or $1.9 million after-tax) pre-tax gain included in accumulated other comprehensive income is expected to be recognized in earnings during the next twelve months.

        The notional amounts of the Company's hedging instruments do not represent amounts exchanged by the parties and, as such, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amounts and the other terms of the contracts. For a discussion of the Company's cash flow hedges at April 30, 2005, see "Part I, Item 3—Quantitative and Qualitative Disclosures About Market Risk".

Foreign Currency Transactions

        Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in other (income) and expense-net in the condensed consolidated and combined statements of operations. Net foreign currency transaction gains for the three months ended March 31, 2005 and 2004 were $0.8 million and $0.2 million, respectively, including the net loss on expiring currency future contracts described above.

Note 5. Inventories

        The following presents inventories by major class as of March 31, 2005 and December 31, 2004.

	March 31, 2005	December 31, 2004
Raw materials	$31.1	$31.1
Work in Progress	8.2	7.7
Finished goods	47.6	42.1
Supplies and other	14.3	14.4

	101.2	95.3
Excess of FIFO over LIFO cost	(6.8)	(6.6)

Total	$94.4	$88.7

        The FIFO values of total inventories valued on the LIFO method were $35.4 million and $33.5 million at March 31, 2005 and December 31, 2004, respectively.

Note 6. Debt

        The following debt was incurred either as a result of or since the Spin-Off. The Company did not have debt prior to November 30, 2004.

Senior Unsecured Notes

        On November 30, 2004, the Company completed an underwritten offering of ten-year senior unsecured notes (the "Senior Notes") at face amount of $225 million. The Senior Notes bear interest at a rate of 7.375%, payable May 15 and November 15 of each year, commencing on May 15, 2005, and mature on November 15, 2014. The Senior Notes are fully and unconditionally guaranteed by substantially all of the Company's subsidiaries. The Company expects to file a registration statement with the SEC to exchange the unregistered Senior Notes for registered notes with similar terms in the second quarter of 2005. If the Company does not complete the exchange of the Senior Notes within 270 days from the original issuance of the notes (a "Registration Default"), the Company will be obligated to pay additional interest ("Special Interest") on the Senior Notes. Special Interest will accrue at a rate of 0.25% per annum during the 90-day period following a Registration Default and will increase by 0.25% per annum for each subsequent 90-day period to a maximum Special Interest rate of 1.00% per annum. Special Interest is the exclusive remedy for a Registration Default.

Secured Revolving Credit Facility

        On November 30, 2004, the Company entered into a Credit Agreement by and among Neenah, certain of its subsidiaries, the lenders listed in the Credit Agreement and JP Morgan Chase Bank, N.A. as agent for the lenders. Under the Credit Agreement, the Company has a secured revolving credit facility (the "Revolver") that provides for borrowings of up to $150 million. As of March 31, 2005, the Company had no amounts outstanding under the Revolver. Borrowing availability under the Revolver is reduced by outstanding letters of credit ("LOC"). At March 31, 2005, the Company had approximately $5.9 million of LOCs outstanding and $144.1 million of borrowing availability under the Revolver.

        The Senior Notes and the Revolver contain, among other provisions, covenants with which the Company must comply during the term of the agreements. Such covenants restrict the Company's ability to, among other things, incur certain additional debt, make specified restricted payments and capital expenditures, authorize or issue capital stock, enter into transactions with affiliates, consolidate or merge with or acquire another business, sell certain of its assets or liquidate, dissolve or wind-up the Company. In addition, the terms of the Revolver require the Company to achieve and maintain certain specified financial ratios. As of March 31, 2005, the Company was in compliance with all such covenants.

Vendor Financing

        During the first quarter of 2005, the Company obtained vendor financing related to its purchase of enterprise resource planning (ERP) software. At inception, the present value of the financing agreement was $3.6 million (discounted at 7.375%) payable in quarterly installments through January 2008. In addition, the Company issued a short-term note for $2.3 million to finance current year insurance premiums. The note bears interest at the rate of 3.9% and is payable in monthly installments through October 2005.

Note 7. Postretirement and Other Benefits

Pension Plans

        In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003) ("SFAS 132"), Employers' Disclosure about Pensions and Other Postretirement Benefits, which the Company adopted in December 2003. SFAS 132 requires the disclosure of the components on net periodic benefit cost recognized during interim periods. The following table presents the components of net periodic benefit cost recognized during the three months ended March 31, 2005 and 2004, respectively.

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended March 31,
	2005	2004	2005	2004
Service cost	$2.7	$1.8	$0.4	$0.3
Interest cost	5.4	4.7	0.7	0.9
Expected return on plan assets(a)	(6.8)	(5.1)	—	—
Recognized net actuarial loss	1.8	1.4	0.2	0.1
Amortization of unrecognized transition asset	(0.1)	—	—	—
Amortization of prior service cost	0.2	0.1	—	0.1

Net periodic benefit cost	$3.2	$2.9	$1.3	$1.4

(a)
The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term of return.

Note 8. Contingencies and Legal Matters

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

Indemnifications

        Pursuant to the Distribution Agreement, the Pulp Supply Agreement, the Employee Matters Agreement and the Tax Sharing Agreement, the Company has agreed to indemnify Kimberly-Clark for certain liabilities or risks related to the Spin-Off. Many of the potential indemnification liabilities under these agreements are unknown, remote or highly contingent, and most are unlikely to ever require an indemnity payment. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable agreement. For these reasons, the Company is unable to estimate the maximum potential amount of the potential future liability under the indemnity provisions of these agreements. However, the Company accrues for any potentially indemnifiable liability or risk under these agreements for which it believes a future payment is probable and a range of loss can be reasonably estimated. As of March 31, 2005, we believe our liability under such indemnification obligations was not material to the consolidated financial statements.

Employees and Labor Relations

        On May 8, 2005, hourly employees at the Pictou pulp mill, represented by Local 440 of the Communications, Energy and Paperworkers Union of Canada, voted in favor of possible strike action if the union and the Company are unable to resolve their differences in negotiations. A union vote in favor of strike action is not uncommon in labor negotiations in Nova Scotia and does not mean that a strike will occur. On May 13, 2005, the government appointed labor conciliator involved in the negotiations submitted his report to the Nova Scotia government. Following the submission of the conciliator's report, a two-week "cooling-off" period is in effect, during which time further negotiations are expected to occur and no strike action by the union or lock-out by the Company can occur. The Pictou collective bargaining agreement, which expired on June 1, 2004, remains in effect by operation of law until a new contract is executed.

Note 9. Restructuring Costs and Asset Impairment Loss

        On May 1, 2005, the Company closed the smaller of the two single-line pulp mills at the Terrace Bay facility (the "No. 1 Mill"). The No. 1 Mill was originally constructed in 1948 and had annual capacity of approximately 125,000 tons of bleached kraft pulp. In conjunction with the closure, the Company offered early retirement and severance packages to approximately 140 employees. The closing was authorized by our Chief Executive Officer on February 28, 2005, pursuant to a resolution of the Board of Directors.

        The Company expects to incur approximately $5.6 million of exit costs in connection with the closure, including one-time termination benefits related to early retirement, severance and defined benefit pension plans of approximately $5.2 million and other associated exit costs of $0.4 million. The Company recorded approximately $3.5 million for termination benefits related to the closure in the three months ended March 31, 2005. In addition, the Company expects to incur approximately $1.0 million of general expenses related to training of employees. As of March 31, 2005, no employees had been terminated and none of the estimated costs of the closure had been paid. The Company expects activities related to the closure to be substantially complete by the end of 2005.

        Also, in March 2005, the Company recorded a pre-tax, non-cash asset impairment loss of approximately $0.8 million related to the remaining value of the long-lived assets of the No. 1 Mill. Costs associated with the closure, excluding expenses related to employee training, are recorded in Restructuring Costs and Asset Impairment Loss on the condensed consolidated and combined statements of operations.

        As a result of closing the No. 1 Mill, the Company notified Kimberly-Clark of its intention to terminate a part of its commitment to supply and their requirement to purchase northern bleached hardwood kraft pulp pursuant to the terms of the pulp supply agreement. Under the pulp supply agreement, the Company was obligated to provide 40,000, 30,000, 20,000 and 10,000 tons of northern bleached hardwood kraft pulp produced at the Terrace Bay mill annually in 2005, 2006, 2007 and 2008, respectively. The Company's commitment to supply and Kimberly-Clark's requirement to purchase northern bleached hardwood kraft pulp pursuant to the terms of the pulp supply agreement from the Pictou mill (in annual quantities which are identical to those shown above) are unchanged.

Note 10. Business Segment Information

        The Company reports its operations in three segments: Fine Paper, Technical Paper and Pulp. The Fine Paper business is a leading producer of premium writing, text, cover and specialty papers. The Technical Paper business is a leading producer of durable, saturated and coated base papers for a variety of end uses. The Pulp business consists of two mills and related timberlands, which produce northern bleached softwood and hardwood kraft pulp. Each segment requires different technologies and marketing strategies. General corporate expenses are shown as Unallocated corporate costs. Disclosure of segment information is on the same basis that management uses internally for evaluating segment performance and allocating resources.

        The following table summarizes the net sales and income before interest and taxes for each of the Company's business segments.

	Three Months Ended March 31,
Net Sales(a)
	2005	2004
Fine Paper	$57.9	$56.1
Technical Paper	35.9	34.1
Pulp	109.2	114.0
Intersegment sales	(6.4)	(5.8)

Total	$196.6	$198.4

(a)
The above amounts of Net sales for the three months ended March 31, 2004 have been increased from the amounts previously reported to be in conformity with EITF 00-10, which prohibits the netting of shipping and handling costs against revenues. Amounts reflected for "Net sales" in 2004 for the Fine Paper, Pulp, Eliminations and Total increased from the amounts previously reported by $2.1 million, $11.1 million, $(0.6) million and $12.6 million, respectively.

	Three Months Ended March 31,
Operating Income
	2005	2004
Fine Paper	$17.0	$18.2
Technical Paper	4.7	7.1
Pulp	(11.1)	(1.0)
Unallocated corporate costs	(1.7)	—

Total	$8.9	$24.3

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis presents the factors that had a material effect on our results of operations during the three months ended March 31, 2005 and 2004. Also discussed is our financial position as of March 31, 2005. You should read this discussion in conjunction with our consolidated and combined financial statements and the notes to those consolidated and combined financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended by Form 10-K/A. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See "Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements.

Results of Operations and Related Information

        In this section, we discuss and analyze our net sales, income before interest and income taxes (which we refer to as "operating income") and other information relevant to an understanding of our results of operations for the three months ended March 31, 2005 and 2004.

Analysis of Net Sales—Three Months Ended March 31, 2005 and 2004

        The following table presents net sales by segment, expressed as a percentage of total net sales before intersegment eliminations:

	Three Months Ended March 31,
	2005	2004
Fine Paper	28%	27%
Technical Paper	18	17
Pulp	54	56

Total	100%	100%

        The following table presents our net sales by segment for the periods indicated:

	Three Months Ended March 31,
	2005	2004
	(In millions)
Fine Paper	$57.9	$56.1
Technical Paper	35.9	34.1
Pulp	109.2	114.0
Eliminations	(6.4)	(5.8)

Total	$196.6	$198.4

(a)
The above amounts of net sales for the three months ended March 31, 2004 for Fine Paper, Pulp, Eliminations and Total have been increased from the amounts previously reported by $2.1 million, $11.1 million, $(0.6) million and $12.6 million, respectively, to be in conformity with EITF 00-10, which prohibits the netting of shipping and handling costs against revenues.

Commentary:

  Three Months 2005 Compared to 2004

	Percent Change in Net Sales Compared to Prior Period
		Change Due To
	Total Change	Volume	Net Price	Product Mix	Currency
Combined	(1)	(1)	—	—	—
Fine paper	3	8	—	(5)	—
Technical paper	5	4	—	1	—
Pulp(a)	(4)	(7)	—	3	—

(a)
Sales of pulp by our Canadian manufacturing facilities are invoiced in U.S. dollars in accordance with industry practice; therefore, no currency effects are presented in our analysis of the change in net sales for our pulp operations.

        Consolidated net sales were marginally lower in the first quarter of 2005 compared to the prior year period primarily due to higher discounts on pulp sales to Kimberly-Clark, lower pulp volume and a shift in fine paper sales to a higher proportion of lower-priced grades. These unfavorable factors were partially offset by higher average market prices for softwood and hardwood pulp and unit volume growth in the fine and technical paper businesses.

  •
  Net sales in our fine paper business increased $1.8 million, or 3.2%, primarily due to 8% growth in unit volumes. The favorable impact of increased unit volumes due to market share gains and seasonally stronger annual report volume was partially offset by a product mix reflecting a higher proportion of lower-priced grades.

  •
  Net sales in our technical paper business increased $1.8 million, or 5.3%, primarily due to 4% growth in unit volumes. Increased market demand as a result of an improving global economy drove strong growth in saturated and coated based papers. Product mix was favorable due to a managed shift in sales volume to higher priced grades.

  •
  Net sales in our pulp business decreased $4.8 million, or 4.2%, primarily due to a 7% decrease in shipments and higher discounts (approximately $6.8 million) on pulp sales to Kimberly-Clark pursuant to our pulp supply agreement. The decrease in shipments reflected the effects of an increase in inventories during the first quarter of 2005 to comply with contractually required safety stock levels as we transition to being a supplier of market pulp. These unfavorable effects were partially offset by higher average market prices for softwood and hardwood pulp of 10% and 7%, respectively, and shift in pulp sales to a higher proportion of relatively higher priced softwood pulp.

        The following table sets forth line items from our condensed consolidated and combined statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended March 31,
	2005	2004
Net sales	100.0%	100.0%
Cost of products sold	87.1	83.3

Gross profit	12.9	16.7
Selling, general and administrative expenses	6.5	4.6
Restructuring costs and asset impairment loss	2.2	—
Other income—net	(0.3)	(0.1)

Operating income	4.5	12.2
Interest expense	2.4	—

Income before income taxes	2.1	12.2
Provision for income taxes	0.7	4.6

Net income	1.4%	7.6%

Analysis of Operating Income—Three Months Ended March 31, 2005 and 2004

        The following table sets forth our operating income by segment for the periods indicated:

	Three Months Ended March 31,
	2005	2004
	(in millions)
Fine Paper	$17.0	$18.2
Technical Paper	4.7	7.1
Pulp	(11.1)	(1.0)
Unallocated corporate costs	(1.7)	—

Total	$8.9	$24.3

Commentary:

  Three Months 2005 Compared to 2004

	Percent Change in Operating Income Compared to Prior Period
		Change Due To
	Total Change	Volume	Net Price	Fiber / Wood Cost	Currency	Other(b)
Combined	(65)	10	—	(18)	(33)	(24)
Fine paper	(7)	11	2	(5)	—	(15)
Technical paper	(34)	4	1	(8)	—	(31)
Pulp(a)(c)	—	—	—	—	—	—

(a)
The operating loss for our pulp business in 2005 includes charges of $4.3 million for restructuring costs ($3.5 million) and a non-cash asset impairment loss ($0.8 million) related to the closure of the No. 1 Mill.

(b)
Includes restructuring costs and asset impairment loss, other materials, utilities; and selling, general and administrative expenses.

(c)
Percentage changes from the prior period have been omitted from this table for Pulp because percentage changes are not meaningful when there is an operating loss in both periods.

        Consolidated operating income for the three months ended March 31, 2005 decreased $15.4 million compared to 2004 primarily due to unfavorable currency translation effects related to the strengthening of the Canadian dollar compared to the U.S. dollar, increased discounts on pulp sales to Kimberly-Clark, costs related to the closure of the No. 1 Mill and expenses related to our operation as a stand-alone company. These unfavorable effects were partially offset by higher average selling prices for softwood and hardwood pulp and increased volume in our paper businesses.

  •
  Operating income for our fine paper business decreased $1.2 million, or 6.6%, primarily due to higher costs for fiber, a less profitable product mix and increased costs related to our operation as a stand-alone company, partially offset by higher sales volumes.

  •
  Operating income for our technical paper business decreased $2.4 million, or 33.8%, due to higher raw material costs, primarily for latex and fiber, and increased costs related to our operation as a stand-alone company.

  •
  The operating loss for our pulp business increased $10.1 million from the prior year primarily due to unfavorable currency translation effects ($7.7 million) related to the strengthening of the Canadian dollar compared to the U.S. dollar, increased discounts on pulp sales to Kimberly-Clark, costs related to the closure of the No. 1 Mill ($4.3 million) and higher costs for raw materials, including wood chips and energy ($2.7 million). The unfavorable currency effects resulted from a 7% increase in the average exchange rate for the Canadian dollar relative to the U.S. dollar. In addition, results were adversely affected by net losses of $1.0 million related to hedging operations. These effects were only partially offset by higher selling prices ($6.3 million) of 10% and 7% for softwood and hardwood pulp, respectively, and the benefits of manufacturing cost reduction programs.

Additional Statement of Operations Commentary:

  •
  Selling, general and administrative expenses were $12.7 million and $9.1 million for the three months ended March 31, 2005 and 2004, respectively. We incurred $6.7 million of expenses in the first quarter of 2005 related to our operation as a stand-alone company following the Spin-Off, of which $5.4 million was reflected in selling, general and administrative expenses.

  •
  We incurred $4.7 million of interest expense (including $0.5 million of amortization of debt issuance costs) on our $225 million of senior notes for the first quarter of 2005. Kimberly-Clark used a centralized approach to cash management and the financing of its operations. As a result, prior to the Spin-off, none of Kimberly-Clark's cash, cash equivalents, debt or interest income or expense was allocated to the Pulp and Paper Business in the three months ended March 31, 2004.

  •
  The effective tax rate was 35.7% and 37.9% for the three months ended March 31, 2005 and 2004, respectively. The decrease in the rates was primarily due to lower state and local income taxes.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2005	2004
	(In millions)
Net cash flow provided by (used in):
Operating activities	$8.3	$12.7
Investment activities	(6.5)	(1.2)
Financing activities	3.5	(11.5)
Capital expenditures	6.6	1.7

Operating Cash Flow Commentary

  •
  Cash provided by operations of $8.3 million for the three months ended March 31, 2005 decreased $4.4 million from the comparable period of the prior year. This decrease was the result of lower net income, partially offset by a smaller increase in operating working capital than 2004, as discussed below, and reduced depreciation. The lower depreciation expense was due to the asset impairment write-down of our Terrace Bay facility in 2004.

  •
  During the first quarter of 2005, our investment in operating working capital increased $4.2 million primarily due to higher pulp finished goods inventories and a seasonal increase in prepaid expenses. These increases were partially offset by lower accounts receivables as a result of increased discounts on pulp sales to Kimberly-Clark and increased accruals for costs related to the closure of the No. 1 Mill at our Terrace Bay facility. However, our increased investment in operating working capital in the current quarter was smaller than the $8.3 million increase in 2004. The increase in operating working capital during the first quarter of 2004 was primarily due to higher average selling prices for pulp that resulted in significantly higher accounts receivable and our decision to build inventories during the first quarter of 2005 to meet customer requirements as we transition to a supplier of market pulp.

Investing Commentary:

  •
  Capital spending for the first quarter of 2005 of $6.6 million was $4.9 million higher than the comparable prior year period. The increased spending was primarily for the acquisition and installation of enterprise resource planning (ERP) software and leasehold improvements at our new research and development center. We anticipate that total capital expenditures for 2005 and 2006 will be substantially higher than they have been on average for historical periods. We have planned capital expenditure programs for which we anticipate spending approximately $37 million in 2005 and approximately $42 million in 2006. These amounts include approximately

    $4 million in 2005 and approximately $14 million in 2006 for planned capital expenditures relating to enhanced protection of the environment.

Financing Commentary:

  •
  After the Spin-Off, our liquidity requirements will be provided by cash generated from operations and short- and long-term borrowings. Prior to the Spin-Off, our financing (net of cash transfers to Kimberly-Clark) was provided by Kimberly-Clark.

  •
  We financed the acquisition of our ERP software through vendor financing payable over three years. We financed our current year insurance premiums through the issuance of a short-term note.

  •
  We paid cash dividends of $0.10 per share or $1.5 million in the first quarter of 2005.

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

        In addition, our ability to issue additional stock will be constrained because such an issuance of additional stock may cause the Spin-Off to be taxable to Kimberly-Clark under Section 355(e) of the Internal Revenue Code, and under the tax sharing agreement, we would be required to indemnify Kimberly-Clark against that tax.

Critical Accounting Policies and Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. We believe that the estimates, assumptions and judgments described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" of our most recent Annual Report on Form 10-K, as amended, have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. The critical accounting policies used in the preparation of the consolidated and combined financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regard to estimates used. These critical judgments relate to the timing of recognizing sales revenue, the recoverability of deferred income tax assets, pension benefits and future cash flows associated with impairment testing of long-lived assets. Actual results could differ from these estimates, and changes in these estimates are recorded when known. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. There has been no significant change in these policies, or the estimates used in the application of the policies, since our 2004 fiscal year end.

Forward Looking Statements

        This Quarterly Report on Form 10-Q and other materials we have filed or will file with the SEC (as well as information included in our other written or oral statements) contain, or will contain, disclosures which are "forward-looking statements." Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue." These forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. These factors include, but are not limited to: (i) general economic conditions particularly in the United States and Canada; (ii) fluctuations in global equity and fixed-income markets; (iii) the competitive environment; (iv) the loss of current customers or the inability to obtain new customers; (v) changes in asset valuations including write-downs of assets including fixed assets, inventory, accounts receivable or other assets for impairment or other reasons; and (vi) other risks that are detailed from time to time in reports we file with the SEC.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

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

        We use hedging arrangements to reduce our exposure to exchange rate fluctuations, although these arrangements could result in us incurring higher costs than we would incur without the arrangements. In the first four months of 2005, the Company entered into a series of foreign currency forward exchange contracts, designated as cash flow hedges of U.S dollar denominated pulp sales. At April 30, 2005, the Company's foreign currency forward exchange contracts had a notional amount of $380 million Canadian dollars, and the fair value of the contracts of $(4.3) million U.S. dollars was reflected on the balance sheet as a liability and an unrealized pre-tax loss in accumulated other comprehensive income. The weighted average exchange rate for the foreign currency contracts at April 30, 2005 was 0.811 U.S. dollars per Canadian dollar and the contracts extend through April 2007.

  Commodity Risk

        Our results of operations, cash flows and financial position are sensitive to the selling prices pulp. The markets and profitability of pulp have been, and are likely to continue to be, cyclical. Because our pulp business competes primarily on the basis of price and availability, the financial success of our pulp mills depends on their ability to produce pulp at a competitive cost. Accordingly, we must continuously and effectively manage our cost structure and production capacity to be able to respond effectively to business cycles in the pulp industry. We anticipate lower market prices for pulp in the second half of 2005 and forward as a result of an expected downturn in this pulp cycle.

        We use hedging arrangements to reduce our exposure to pulp price fluctuations, although these arrangements could result in us incurring higher costs than we would incur without the arrangements. During the first four months of 2005, the Company also entered into a series of pulp futures contracts to hedge fluctuations in pulp prices through December 2006. At April 30, 2005, the Company had futures contracts for 264,000 metric tons of pulp with a notional amount of approximately $169 million, and the fair value of the contracts of $2.8 million was reflected on the balance sheet as a receivable and an unrealized pre-tax gain in accumulated other comprehensive income. The weighted average price for the pulp futures contracts at April 30, 2005 was $640 per metric ton.

  Interest Rate Risk

        We are exposed to interest rate risk on our fixed rate long-term debt and our variable rate bank debt. Our objective is to manage the impact of interest rate changes on earnings and cash flows from our variable rate debt and on the market value of our fixed rate debt. At March 31, 2005, we had $227.2 million of fixed rate long-term debt outstanding and no variable rate borrowings outstanding under our revolving credit agreement. We are exposed to fluctuations in the fair value of our fixed rate long-term debt resulting from changes in market interest rates, but not to fluctuations in our earnings or cash flows. At March 31, 2005, the fair market value of our long-term debt was approximately $218.1 million based upon the quoted market price of the senior notes. A 100 basis point increase in interest rates would not affect our interest expense because at March 31, 2005, we had no variable rate borrowings outstanding.

        We believe that these risks can be managed and will not have a material adverse effect on our business or our consolidated financial position, results of operations or cash flows.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management in a timely manner.

        As of March 31, 2005, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, including consideration of the restatement of net deferred income tax assets and additional paid-in capital as set forth in Note 17 of notes to the consolidated and combined financial statements reported in Amendment No. 1 on Form 10-K/A for the year ended December 31, 2004 and, as discussed in Item 9A of the Form 10-K/A, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2005.

Internal Controls over Financial Reporting

        There has been no change in our internal control over financial reporting during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        Subsequent to March 31, 2005, and in connection with our restatement of net deferred income tax assets and additional paid-in capital contained in our Form 10-K/A filed May 16, 2005, we have implemented refinements to our internal controls to ensure the quarterly tax provisions and deferred tax assets and liabilities are properly recorded, documented and reviewed.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 6.    Exhibits

    Exhibits:

    31.1
    Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2
    Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32
    Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuantto Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEENAH PAPER, INC.

	By:	/s/ SEAN T. ERWIN Sean T. Erwin Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ BONNIE C. LIND Bonnie C. Lind Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

May 16, 2005

QuickLinks

TABLE OF CONTENTS
Part I—FINANCIAL INFORMATION
  Item 1. Financial Statements
NEENAH PAPER, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (In millions, except share and per share data) (Unaudited)
NEENAH PAPER, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In millions) (Unaudited)
NEENAH PAPER, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)
NEENAH PAPER, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (In millions, except as noted)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits
SIGNATURES