Form 10-Q
period 2005-06-30
Neenah Paper Inc
filed 2005-08-08
CIK 1296435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-32240

NEENAH PAPER, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1308307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3460 Preston Ridge Road Alpharetta, Georgia	30005
(Address of principal executive offices)	(Zip Code)

(678) 566-6500

(Registrant’s telephone number, including area code)

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

Yes ☐  No ☒

As of July 29, 2005, there were 14,762,797 shares of the Company’s common stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.                        Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$189.3	$207.4	$385.9	$405.8
Cost of products sold	159.8	162.4	331.1	327.7
Gross profit	29.5	45.0	54.8	78.1
Selling, general and administrative expenses	13.5	9.6	26.2	18.7
Restructuring costs and asset impairment loss	1.7	—	6.0	—
Other income—net	(0.5)	(1.9)	(1.1)	(2.2)
Operating income	14.8	37.3	23.7	61.6
Interest expense—net	4.6	—	9.3	—
Income before income taxes	10.2	37.3	14.4	61.6
Provision for income taxes	3.4	13.6	4.9	22.8
Net income	$6.8	$23.7	$9.5	$38.8
Earnings Per Common Share
Basic	$0.46	$1.60	$0.64	$2.63
Diluted	$0.46	$1.60	$0.64	$2.63
Weighted Average Common Shares Outstanding (in thousands)
Basic	14,739	14,738	14,738	14,738
Diluted	14,786	14,738	14,790	14,738
Cash Dividends Declared Per Share of Common Stock	$0.10	$—	$0.20	$—

See Notes to Condensed Consolidated and Combined Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$37.5	$19.1
Accounts receivable (less allowances of $4.1 and $4.3, respectively)	79.1	92.4
Inventories	91.8	88.7
Other current assets	12.1	3.4
Total current assets	220.5	203.6
Property, plant and equipment, at cost	635.3	632.7
Less accumulated depreciation	378.7	369.9
Property, plant and equipment—net	256.6	262.8
Prepaid and intangible pension costs	75.8	72.9
Other assets	26.1	26.4
TOTAL ASSETS	$579.0	$565.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$2.1	$—
Accounts payable	37.9	50.6
Accrued expenses	46.0	36.6
Total current liabilities	86.0	87.2
Long-term debt	226.9	225.0
Other noncurrent liabilities	61.5	56.4
TOTAL LIABILITIES	374.4	368.6
Commitments and contingencies (Note 8)
Stockholders’ equity	204.6	197.1
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$579.0	$565.7

See Notes to Condensed Consolidated and Combined Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$9.5	$38.8
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14.2	18.2
Asset impairment loss	0.8	—
Deferred income tax provision (benefit)	1.3	(4.7)
Loss on asset dispositions	0.1	0.7
Decrease (increase) in working capital	2.7	(6.8)
Pension and other post-retirement benefits	—	(3.8)
Other	—	(0.8)
NET CASH PROVIDED BY OPERATING ACTIVITIES	28.6	41.6
INVESTING ACTIVITIES
Capital expenditures	(10.6)	(4.9)
Other	(0.2)	0.3
NET CASH USED IN INVESTING ACTIVITIES	(10.8)	(4.6)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	3.5	—
Repayments of long-term debt	(0.6)	—
Proceeds from issuance of short-term debt	2.3	—
Repayments of short-term debt	(1.4)	—
Cash dividends paid	(3.0)	—
Net transfers to Kimberly-Clark	—	(37.0)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	0.8	(37.0)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(0.2)	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	18.4	—
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	19.1	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$37.5	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest	$7.8	$—
Cash paid during period for income taxes	$0.7	$—

See Notes to Condensed Consolidated and Combined Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS

(In millions, except as noted)

Note 1.   Background and Basis of Presentation

Background

Neenah Paper, Inc. (“Neenah” or the “Company”), a Delaware corporation, was incorporated in April 2004 in contemplation of the spin-off by Kimberly-Clark Corporation (“Kimberly-Clark”) of its Canadian pulp business and its fine paper and technical paper businesses in the United States (collectively, the “Pulp and Paper Business”). The Canadian pulp business consists of pulp mills in Terrace Bay, Ontario and Pictou, Nova Scotia and the related timberlands. The fine paper business is a leading producer of premium writing, text, cover and specialty papers. The technical paper business is a leading producer of durable, saturated and coated base papers for a variety of end uses.

On November 30, 2004, Kimberly-Clark completed the distribution of all of the shares of Neenah’s common stock to the stockholders of Kimberly-Clark (the “Spin-Off”). Kimberly-Clark stockholders received a dividend of one share of Neenah’s common stock for every 33 shares of Kimberly-Clark common stock held. Based on a private letter ruling received by Kimberly-Clark from the Internal Revenue Service, receipt of the Neenah shares in the Spin-Off was tax-free for U.S. federal income tax purposes. As a result of the Spin-Off, Kimberly-Clark transferred all of the assets and liabilities of the Pulp and Paper Business to Neenah. In addition, Kimberly-Clark transferred certain assets and liabilities of Kimberly-Clark sponsored employee benefit plans to the Company. Following the Spin-Off, Neenah is an independent public company and Kimberly-Clark has no continuing stock ownership.

Basis of Consolidation and Presentation

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management believes that the disclosures made are adequate for a fair presentation of the Company’s results of operations, financial position and cash flows. In the opinion of management, the condensed consolidated and combined financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary to present fairly the results of operations, financial position and cash flows for the interim periods presented herein. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make extensive use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates.

These condensed consolidated and combined interim financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K, as amended by Form 10-K/A. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

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

The condensed consolidated and combined financial statements reflect the consolidated operations of Neenah and its subsidiaries as a separate, stand-alone entity subsequent to November 30, 2004, combined with the historical operations of the Pulp and Paper Business which were operated as part of Kimberly-Clark prior to the Spin-Off. The condensed combined financial statements for periods through November 30, 2004 have been derived from the consolidated financial statements and accounting records of Kimberly-Clark using the historical results of operations and the historical basis of assets and liabilities of the Pulp and Paper Business. Management believes the assumptions underlying the condensed combined financial statements for these periods are reasonable. However, the condensed combined financial statements included herein for periods through November 30, 2004 do not reflect the Pulp and Paper Business’ results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Pulp and Paper Business been a stand-alone company during the periods presented.

Shipping and Handling Costs

Certain prior years’ amounts of shipping and handling costs have been adjusted in the combined statements of operations to be in conformity with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, which became effective in 2000 and which prohibits the netting of such costs against revenues. Accordingly, for the three and six months ended June 30, 2004, amounts reflected for “Net sales” and “Cost of products sold” in the condensed consolidated and combined statements of operations have been increased from the amounts previously reported by $12.7 million and $25.3 million, respectively. This adjustment had no effect on the amount of “Gross profit” or any other captioned amounts in the condensed consolidated and combined statements of operations.

Earnings per Share (“EPS”)

Basic EPS was computed by dividing net income by the number of weighted average shares of common stock outstanding during the 2005 reporting period. Diluted EPS was calculated to give effect to all potentially dilutive common shares. Outstanding stock options, restricted shares and restricted stock units represent the only potentially dilutive effects on the Company’s weighted-average-shares. For the three and six months ended June 30, 2005, approximately 930,000 and 576,000 potentially dilutive options, respectively, that were “out-of-the-money” were excluded from the computation of dilutive common shares.

For the three and six months ended June 30, 2005, there were 47,000 and 52,000 dilutive shares, respectively, for purposes of computing EPS. For the three and six months ended June 30, 2004, basic and diluted EPS were computed using the number of shares of Neenah common stock outstanding on November 30, 2004, the date on which Neenah common stock was distributed to the stockholders of Kimberly-Clark.

Stock Based Employee Compensation

As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company applies the intrinsic value method permitted by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations to account for stock option grants. No employee compensation expense has been charged to earnings because the exercise prices of all stock options granted were equal to the market value of the Company or Kimberly-Clark’s common stock on the date of grant. Had compensation expense been recorded under the provisions of SFAS 123, the impact on the Company’s net income and income per share would have been:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004(a)	2005	2004(a)
	(In millions, except per share)
Reported net income	$6.8	$23.7	$9.5	$38.8
Add: stock-based compensation expense, net of tax effects, included in net income as reported	0.2		0.3
Less: pro forma compensation expense, net of tax	(0.6)		(1.3)
Pro forma net income	$6.4		$8.5
Reported net income per share:
Basic	$0.46	$1.60	$0.64	$2.63
Diluted	$0.46	$1.60	$0.64	$2.63
Pro forma net income per share:
Basic	$0.43	$1.60	$0.58	$2.63
Diluted	$0.43	$1.60	$0.58	$2.63

(a)           For the three and six months ended June 30, 2004, stock-based compensation expense (net of tax) was $0.1 and $0.2 million, respectively. The pro forma effect of stock options on net income is only presented for periods after November 30, 2004, the date on which Neenah common stock was distributed to stockholders of Kimberly-Clark.

Stock Options and Restricted Stock Units

In February 2005, the Company informed participants in its Long-Term Incentive Plan (the “LTIP”) of its intention to award nonqualified stock options to purchase a total of 126,100 shares of common stock during 2005. The exercise price of the options will be equal to the market price of the Company’s common stock on the date of grant. The options will expire in ten years and one-third will vest on each of the first three anniversaries of the date of grant. In February 2005, the Company granted to LTIP participants options to purchase 63,050 shares of common stock at $33.19 per share. Stock options for the remaining 63,050 shares will be awarded to LTIP participants in August 2005, subject to certain conditions, including the employee’s continued employment with the Company. In June 2005, the Company awarded options to purchase 11,250 shares of common stock at $33.32 per share and 3,510 restricted stock units (“RSUs”) to members of its Board of Directors. The options will expire in ten years. Both the options and RSUs vest one year from the date of grant.

Performance Shares

In February 2005, the Company also granted 38,300 performance shares to LTIP participants. The measurement period for the performance shares is January 1, 2005 through December 31, 2005. Based on Company performance compared to revenue growth and return on invested capital targets, RSUs equal to between 30% and 225% of the performance award will be issued. The RSUs issued will generally become 100% vested three years from the start of the performance period (December 31, 2007) and are subject to an additional two-year holding period before the employee can sell or transfer such shares. During the vesting period, the holders of RSUs are entitled to dividends, but are not permitted to vote such shares and the RSUs are forfeited in the event of termination of employment (as defined). The performance share award is estimated based on the Company’s expected performance during the measurement period (but not less than 30%) and is accounted for as a variable award pursuant to APB 25. Compensation cost is recognized pro rata over the three-year vesting period.

Note 2.   New Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R also supersedes APB 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. In general, the accounting required by SFAS 123R is similar to that of SFAS 123. However, SFAS 123 gave companies a choice to either recognize the fair value of stock options in their income statements or to disclose the pro forma income statement effect of the fair value of stock options in the notes to the financial statements. SFAS 123R eliminates that choice and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the option vesting period.

On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS 123R. The new rule requires the Company to adopt SFAS 123R by January 1, 2006. The Company is currently evaluating the transition method to use when it adopts SFAS 123R.

In March 2005, FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143, was issued. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). The Company is evaluating FIN 47 and has not determined if adoption will have a material effect on its results of operations or financial position.

Note 3.   Comprehensive Income

Comprehensive income includes, in addition to net income, unrealized gains and losses recorded directly to stockholders’ equity. The accumulated other comprehensive income consists primarily of unrealized foreign currency translation gains (losses), minimum pension liability adjustments and unrealized gains (losses) related to cash flow hedges. At June 30, 2005 and December 31, 2004, accumulated other comprehensive income was $52.1 million and $51.6 million, respectively. Unrealized foreign currency translation gains (losses) are not adjusted for income taxes since they relate to indefinite investments in the Canadian pulp operations.

The components of comprehensive income are as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$6.8	$23.7	$9.5	$38.8
Other comprehensive income:
Changes in unrealized foreign currency translation losses	(3.7)	(4.8)	(6.4)	(7.9)
Changes in unrealized gains (losses) on cash flow hedges	4.9	(0.9)	6.9	(1.2)
Comprehensive income	$8.0	$18.0	$10.0	$29.7

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

In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the Company records all derivative instruments as assets (included in Other current assets and Other assets) or liabilities (included in Accrued expenses) on the condensed consolidated balance sheet at fair value. The related unrealized gain or loss from changes in the fair value of fully effective derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income (included in Stockholders’ equity) in the period that changes in fair value occur and is reclassified to income in the same period that the hedged item affects income.

Foreign Currency and Commodity Price Risk

The operating results, cash flows and financial condition of the Company are subject to pulp price risk. Because the price of pulp is established in U.S. dollars and the Company’s cost of producing pulp is incurred principally in Canadian dollars, the profitability of the Company’s pulp operations is subject to foreign currency risk. The Company uses foreign currency forward and pulp futures contracts to manage its foreign currency and pulp price risks. The use of these instruments allows management of this transactional exposure to exchange rate and pulp price fluctuations because the gains or losses incurred on the derivative instruments are intended to offset, in whole or in part, losses or gains on the underlying transactional exposure. (See “Cash Flow Hedges” below). The Company’s translation exposure related to its net investment in its Canadian subsidiaries is not hedged.

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

Cash Flow Hedges

In the first six months of 2005, the Company entered into a series of foreign currency forward exchange contracts, designated as cash flow hedges, of U.S dollar denominated pulp sales. At June 30, 2005, the Company had foreign currency contracts outstanding in a notional amount of $333 million Canadian dollars. The fair value of the contracts was $3.5 million U.S. dollars and was reflected on the balance sheet as an asset and an unrealized pre-tax gain in accumulated other comprehensive income. The weighted average exchange rate for the foreign currency contracts at June 30, 2005 was $0.810 U.S. dollars per Canadian dollar. The contracts extend through May 2007 with the highest value of contracts maturing in July 2005. The Company recorded net pre-tax losses of $1.0 million and $0.9 million on foreign currency contracts expiring in the three and six months ended June 30, 2005, respectively.

During the first six months of 2005, the Company also entered into a series of pulp futures contracts to hedge fluctuations in pulp prices through December 2006. At June 30, 2005, the Company had future contracts for 234,000 metric tons of pulp with a notional amount of approximately $149 million. The fair value of the contracts was $7.0 million and was reflected on the balance sheet as an asset and an unrealized pre-tax gain in accumulated other comprehensive income. The weighted average price for the pulp futures contracts at June 30, 2005 was $639 per metric ton. The contracts expire at the rate of 15,000 metric tons per month and 12,000 metric tons per month in 2005 and 2006, respectively. The Company recorded net pre-tax losses of $0.1 million and $1.1 million on pulp futures contracts expiring in the three and six months ended June 30, 2005, respectively. Realized gains and losses on pulp derivatives are recorded in Net sales on the condensed consolidated statements of operations.

In addition, the Company has a fixed price forward purchase contract to hedge fluctuations in the price of electricity at the Terrace Bay mill. The contract matures ratably through December 31, 2005. At June 30, 2005, the notional amount of the contract was $4.6 million, and the fair value was $0.7 million and was reflected on the balance sheet as an asset. The Company recorded net pretax gains (losses) of less than $(0.1) million and $0.1 million on settlements of the forward purchase contract in the three and six months ended June 30, 2005, respectively.

For the first six months of 2005, the Company’s cash flow hedges were effective and consequently resulted in no effect on net income (i.e. changes in fair value were reflected in other comprehensive income). Assuming market rates remain constant with the rates at June 30, 2005, approximately $7.2 million (or $4.4 million after-tax) of the $11.2 million (or $6.9 million after-tax) unrealized gain included in accumulated other comprehensive income is expected to be recognized in earnings during the next twelve months.

The notional amounts of the Company’s hedging instruments do not represent amounts exchanged by the parties and, as such, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amounts and the other terms of the contracts.

Foreign Currency Transactions

Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in Other income—net in the condensed consolidated and combined statements of operations. Net foreign currency transaction gains for the three and six months ended June 30, 2005 were $1.2 million and $1.9 million, respectively. Net foreign currency transaction gains for the three and six months ended June 30, 2004 were $2.0 million and $2.2 million, respectively.

Note 5.   Inventories

The following presents inventories by major class as of June 30, 2005 and December 31, 2004.

	June 30,	December 31,
	2005	2004
Raw materials	$25.8	$31.1
Work in progress	8.1	7.7
Finished goods	49.8	42.1
Supplies and other	15.3	14.4
	99.0	95.3
Excess of FIFO over LIFO cost	(7.2)	(6.6)
Total	$91.8	$88.7

The FIFO values of total inventories valued on the LIFO method were $35.8 million and $33.5 million at June 30, 2005 and December 31, 2004, respectively.

Note 6.   Debt

The following debt was incurred either as a result of or since the Spin-Off. The Company did not have debt prior to November 30, 2004.

Senior Unsecured Notes

On November 30, 2004, the Company completed an underwritten offering of ten-year senior unsecured notes (the “Senior Notes”) at face amount of $225 million. The Senior Notes bear interest at a rate of 7.375%, payable May 15 and November 15 of each year. Interest payments commenced on May 15, 2005, and the Senior Notes mature on November 15, 2014. The Senior Notes are fully and unconditionally guaranteed by substantially all of the Company’s subsidiaries. On May 24, 2005, the Company filed a registration statement on Form S-4 with the SEC in connection with an offer to exchange the unregistered Senior Notes for registered notes with similar terms. The Company expects to complete the exchange offer in August 2005.

Secured Revolving Credit Facility

On November 30, 2004, the Company entered into a Credit Agreement by and among Neenah, certain of its subsidiaries, the lenders listed in the Credit Agreement and JP Morgan Chase Bank, N.A. as agent for the lenders. Under the Credit Agreement, the Company has a secured revolving credit facility (“the Revolver”) that provides for borrowings of up to $150 million. As of June 30, 2005, the Company had no amounts outstanding under the Revolver. Borrowing availability under the Revolver is reduced by outstanding letters of credit (“LOC”). At June 30, 2005, the Company had approximately $5.9 million of LOCs outstanding and $144.1 million of borrowing availability under the Revolver.

The indenture governing the Senior Notes and the Revolver contain, among other provisions, covenants with which the Company must comply during the term of the agreements. Such covenants restrict the Company’s ability to, among other things, incur certain additional debt, make specified restricted payments and capital expenditures, authorize or issue capital stock, enter into transactions with affiliates, consolidate or merge with or acquire another business, sell certain of its assets or liquidate, dissolve or wind-up the Company. In addition, the terms of the Revolver require the Company to achieve and maintain certain specified financial ratios. As of June 30, 2005, the Company was in compliance with all such covenants.

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

Note 7.   Postretirement and Other Benefits

Pension Plans

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003) (“SFAS 132”), Employers’ Disclosure about Pensions and Other Postretirement Benefits, which the

Company adopted in December 2003. SFAS 132 requires the disclosure of the components of net periodic benefit cost recognized during interim periods. The following table presents the components of net periodic benefit cost:

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended June 30,
	2005	2004	2005	2004
Service cost	$2.6	$2.4	$0.4	$0.2
Interest cost	5.2	6.8	0.8	0.9
Expected return on plan assets(a)	(6.8)	(8.2)	—	—
Recognized net actuarial loss	1.7	2.0	0.1	—
Amortization of unrecognized transition asset	—	—	—	—
Amortization of prior service cost	0.3	0.5	—	—
Net periodic benefit cost	$3.0	$3.5	$1.3	$1.1

	Pension Benefits		Postretirement Benefits Other than Pensions
	Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$5.3	$4.2	$0.8	$0.5
Interest cost	10.6	11.5	1.5	1.8
Expected return on plan assets(a)	(13.6)	(13.3)	—	—
Recognized net actuarial loss	3.5	3.4	0.3	0.1
Amortization of unrecognized transition asset	(0.1)	—	—	—
Amortization of prior service cost	0.5	0.6	—	0.1
Net periodic benefit cost	$6.2	$6.4	$2.6	$2.5

(a)           The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

The Company expects to contribute approximately $17 million to its pension trusts in 2005.

Note 8.   Contingencies and Legal Matters

Litigation

A subsidiary of Kimberly-Clark is a co-defendant in a vehicle accident lawsuit pending in Ontario (Canada) Superior Court of Justice since August 1998. The plaintiffs in this lawsuit include the driver of one of the vehicles involved in the accident and his passengers. The driver sustained severe injuries, including paralysis, as a result of the accident on a bush road located within a forest where the subsidiary conducts logging operations. The plaintiffs claim that Kimberly-Clark was responsible for maintaining the bush road on which the accident occurred. In particular, the plaintiffs claim that Kimberly-Clark should have cut the trees and other growth on the sides of the bush road and the alleged failure to do so caused or contributed to the cause of the accident. The plaintiffs are seeking significant money damages, plus costs and attorneys fees. Kimberly-Clark has denied liability and has raised numerous defenses in this lawsuit. Pursuant to the Distribution Agreement, the Company will indemnify Kimberly-Clark for liabilities and costs, including attorneys’ fees and other costs of defense, arising out of this lawsuit, net of any insurance recovery by Kimberly-Clark. This matter has been set for trial in January 2006.

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

Indemnifications

Pursuant to the Distribution Agreement, the Pulp Supply Agreement, the Employee Matters Agreement and the Tax Sharing Agreement, the Company has agreed to indemnify Kimberly-Clark for certain liabilities or risks related to the Spin-Off. Many of the potential indemnification liabilities under these agreements are unknown, remote or highly contingent, and most are unlikely to ever require an indemnity payment. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable agreement. For these reasons, the Company is unable to estimate the maximum potential amount of the potential future liability under the indemnity provisions of these agreements. However, the Company accrues for any potentially indemnifiable liability or risk under these agreements for which it believes a future payment is probable and a range of loss can be reasonably estimated. As of June 30, 2005, management believes the Company’s liability under such indemnification obligations was not material to the consolidated financial statements.

Employees and Labor Relations

On June 1, 2005, hourly employees at the Pictou pulp mill, represented by Local 440 of the Communications, Energy and Paperworkers Union of Canada and the Company executed a new collective bargaining agreement expiring on May 31, 2009. Hourly employees at the Longlac, Ontario operations are represented by Local I-2693 of the United Steelworkers Union (the “USW”) with a collective bargaining agreement which expires on September 1, 2005. Hourly employees at the Terrace Bay pulp mill are represented by locals of the USW and the International Brotherhood of Electrical Workers with each collective bargaining agreement expiring on May 1, 2007.

Hourly employees at the Munising, Neenah and Whiting paper mills are represented by locals of the USW. The collective bargaining agreements for these facilities expired on February 1, 2005, July 1, 2005 and July 15, 2005, respectively. Contract negotiations are currently in process.

Note 9.   Restructuring Costs and Asset Impairment Loss

On May 1, 2005, the Company closed the smaller of the two single-line pulp mills at the Terrace Bay facility (the “No. 1 Mill”). The No. 1 Mill was originally constructed in 1948 and had annual capacity of approximately 125,000 metric tons of bleached kraft pulp. In conjunction with the closure, the Company offered early retirement and severance packages to approximately 140 employees. The closing was authorized by our Chief Executive Officer on February 28, 2005, pursuant to a resolution of the Board of Directors.

The Company expects to incur approximately $6.4 million of exit costs in connection with the closure, including one-time termination benefits related to early retirement, severance and defined benefit pension plans of approximately $5.2 million, other associated exit costs of $0.4 million and a non-cash asset impairment loss of $0.8 million. The Company recorded approximately $1.7 million and $5.2 million for termination benefits related to the closure in the three and six months ended June 30, 2005. As of June 30, 2005, termination benefits of approximately $2.3 million had been paid to 81 employees and approximately $2.9 million was accrued but unpaid. The Company expects the payment of termination benefits and other activities related to the closure to be substantially complete by the end of 2005.

During the first quarter of 2005, the Company recorded a pre-tax, non-cash asset impairment loss of approximately $0.8 million related to the remaining value of the long-lived assets of the No. 1 Mill. Costs associated with the closure, excluding expenses related to employee training, are recorded in Restructuring costs and asset impairment loss on the condensed consolidated and combined statements of operations.

In addition, the Company recorded $0.2 million of incremental training costs for employees in new positions as a result of the closure in the three months ended June 30, 2005. The Company expects to incur additional closure related training costs of approximately $0.4 million during the remainder of 2005.

As a result of closing the No. 1 Mill, the Company notified Kimberly-Clark of its intention to terminate a part of its commitment to supply and their requirement to purchase northern bleached hardwood kraft pulp pursuant to the terms of the Pulp Supply Agreement. Under the Pulp Supply Agreement, the Company was obligated to provide 40,000, 30,000, 20,000 and 10,000 metric tons of northern bleached hardwood kraft pulp produced at the Terrace Bay mill annually in 2005, 2006, 2007 and 2008, respectively. The Company’s commitment to supply and Kimberly-Clark’s requirement to purchase northern bleached hardwood kraft pulp pursuant to the terms of the Pulp Supply Agreement from the Pictou mill (in annual quantities which are identical to those shown above) are unchanged.

Note 10.   Business Segment Information

The Company reports its operations in three segments: Fine Paper, Technical Paper and Pulp. The Fine Paper business is a leading producer of premium writing, text, cover and specialty papers. The Technical Paper business is a leading producer of durable, saturated and coated base papers for a variety of end uses. The Pulp business consists of two mills and related timberlands, which produce northern bleached softwood and hardwood kraft pulp. Each segment requires different technologies and marketing strategies. Corporate expenses that are identifiable as directly supporting the operations of the business segments are allocated to the business segments. General corporate expenses that do not directly support the operations of the business segments are shown as Unallocated corporate costs. Disclosure of segment information is on the same basis that management uses internally for evaluating segment performance and allocating resources.

The following table summarizes the net sales and income before interest and taxes (“Operating income”) for each of the Company’s business segments.

	Three Months Ended June 30,		Six Months Ended June 30,
Net Sales(a)	2005	2004	2005	2004
Fine Paper	$56.8	$56.2	$114.7	$112.3
Technical Paper	34.4	34.8	70.3	68.9
Pulp	105.1	124.9	214.3	238.9
Intersegment sales	(7.0)	(8.5)	(13.4)	(14.3)
Total	$189.3	$207.4	$385.9	$405.8

(a)           The above amounts of Net sales for 2004 have been increased from the amounts previously reported to be in conformity with EITF 00-10, which prohibits the netting of shipping and handling costs against revenues. For the three months ended June 30, 2004, amounts reflected for “Net sales” for Fine Paper, Pulp, Eliminations and Total increased from the amounts previously reported by $2.1 million, $11.3 million, $(0.7) million and $12.7 million, respectively. For the six months ended June 30, 2004, amounts reflected for “Net sales” for Fine Paper, Pulp, Eliminations and Total increased from the amounts previously reported by $4.2 million, $22.4 million, $(1.3) million and $25.3 million, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Income	2005	2004	2005	2004
Fine Paper	$16.0	$18.4	$33.0	$36.6
Technical Paper	3.1	6.1	7.8	13.2
Pulp	(2.6)	13.8	(13.7)	12.8
Unallocated corporate costs	(1.7)	(1.0)	(3.4)	(1.0)
Total	$14.8	$37.3	$23.7	$61.6

Note 11.   Condensed Consolidating Financial Information

Neenah Paper Company of Canada, Neenah Paper Michigan, Inc. and Neenah Paper Sales, Inc. (the “Subsidiary Guarantors”) guarantee the Company’s Senior Notes. The Subsidiary Guarantors are 100% owned by the Company and all guarantees are full and unconditional. The following condensed consolidating financial information is presented in lieu of consolidated financial statements for the Subsidiary Guarantors as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005. Condensed consolidating financial information is not included for the three and six months ended June 30, 2004 because: (a) historical information required to prepare the comparative consolidating statements was not maintained on a discrete comparable basis within Kimberly-Clark, (b) prior to the Spin-Off, the business operations that now constitute Neenah were not part of separate operating units or divisions of Kimberly-Clark for which discrete financial statements were prepared and (c) the functions and operations of the assets and the related businesses as currently structured are substantially different from that which existed as a part of Kimberly-Clark.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2005
(In millions)

	Neenah Paper, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Consolidated Amounts
Net sales	$19.8	$208.2	$(38.7)	$189.3
Cost of products sold	16.8	181.7	(38.7)	159.8
Gross profit	3.0	26.5	—	29.5
Selling, general and administrative expenses	1.8	11.7	—	13.5
Restructuring costs and asset impairment loss	—	1.7	—	1.7
Equity in earnings of subsidiaries	(8.8)	—	8.8	—
Other income—net	(0.1)	(0.4)	—	(0.5)
Operating income	10.1	13.5	(8.8)	14.8
Interest expense—net	4.6	—	—	4.6
Income (loss) before income taxes	5.5	13.5	(8.8)	10.2
Provision (benefit) for income taxes	(1.3)	4.7	—	3.4
Net income (loss)	$6.8	$8.8	$(8.8)	$6.8

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2005
(In millions)

	Neenah Paper, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Consolidated Amounts
Net sales	$39.7	$423.1	$(76.9)	$385.9
Cost of products sold	33.7	374.3	(76.9)	331.1
Gross profit	6.0	48.8	—	54.8
Selling, general and administrative expenses	0.1	26.1	—	26.2
Restructuring costs and asset impairment loss	—	6.0	—	6.0
Equity in earnings of subsidiaries	(11.5)	—	11.5	—
Other income—net	(0.1)	(1.0)	—	(1.1)
Operating income	17.5	17.7	(11.5)	23.7
Interest expense—net	9.3	—	—	9.3
Income (loss) before income taxes	8.2	17.7	(11.5)	14.4
Provision (benefit) for income taxes	(1.3)	6.2	—	4.9
Net income (loss)	$9.5	$11.5	$(11.5)	$9.5

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2005
(In millions)

	Neenah Paper, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$27.9	$9.6	$—	$37.5
Accounts receivable—net	(6.2)	88.5	(3.2)	79.1
Inventories	0.7	91.1	—	91.8
Other current assets	3.1	9.0	—	12.1
Total current assets	25.5	198.2	(3.2)	220.5
Property, plant and equipment, at cost	218.5	416.8	—	635.3
Less accumulated depreciation	125.2	253.5	—	378.7
Property, plant and equipment—net	93.3	163.3	—	256.6
Investments in subsidiaries	363.0	—	(363.0)	—
Prepaid and intangible pension costs	10.4	65.4	—	75.8
Other assets	(24.5)	50.6	—	26.1
TOTAL ASSETS	$467.7	$477.5	$(366.2)	$579.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$2.1	$—	$—	$2.1
Accounts payable	5.6	35.5	(3.2)	37.9
Accrued expenses	12.9	33.1	—	46.0
Total current liabilities	20.6	68.6	(3.2)	86.0
Long-term debt	226.9	—	—	226.9
Other noncurrent liabilities	15.6	45.9	—	61.5
TOTAL LIABILITIES	263.1	114.5	(3.2)	374.4
Stockholders’ equity	204.6	363.0	(363.0)	204.6
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$467.7	$477.5	$(366.2)	$579.0

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2004
(In millions)

	Neenah Paper, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$13.9	$5.2	$—	$19.1
Accounts receivable—net	(2.5)	98.1	(3.2)	92.4
Inventories	0.7	88.0	—	88.7
Other current assets	1.9	1.5	—	3.4
Total current assets	14.0	192.8	(3.2)	203.6
Property, plant and equipment, at cost	212.8	419.9	—	632.7
Less accumulated depreciation	120.9	249.0	—	369.9
Property, plant and equipment—net	91.9	170.9	—	262.8
Investments in subsidiaries	362.5	—	(362.5)	—
Prepaid and intangible pension costs	10.4	62.5	—	72.9
Other assets	(11.7)	38.1	—	26.4
TOTAL ASSETS	$467.1	$464.3	$(365.7)	$565.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15.1	$38.7	$(3.2)	$50.6
Accrued expenses	8.5	28.1	—	36.6
Total current liabilities	23.6	66.8	(3.2)	87.2
Long-term debt	225.0	—	—	225.0
Other noncurrent liabilities	21.4	35.0	—	56.4
TOTAL LIABILITIES	270.0	101.8	(3.2)	368.6
Stockholders’ equity	197.1	362.5	(362.5)	197.1
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$467.1	$464.3	$(365.7)	$565.7

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2005
(In millions)

	Neenah Paper, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income (loss)	$9.5	$11.5	$(11.5)	$9.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5.5	8.7	—	14.2
Asset impairment loss	—	0.8	—	0.8
Deferred income tax provision (benefit)	7.1	(5.8)	—	1.3
Loss on asset dispositions	—	0.1	—	0.1
Decrease (increase) in working capital	(2.7)	5.4	—	2.7
Equity in earnings of subsidiaries	(11.5)	—	11.5	—
Pension and other post-retirement benefits	2.6	(2.6)	—	—
Other	(0.3)	0.3	—	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	10.2	18.4	—	28.6
INVESTING ACTIVITIES
Capital expenditures	(7.1)	(3.5)	—	(10.6)
Other	(2.0)	1.8	—	(0.2)
NET CASH USED IN INVESTING ACTIVITIES	(9.1)	(1.7)	—	(10.8)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	3.5	—	—	3.5
Repayments of long-term debt	(0.6)	—	—	(0.6)
Proceeds from issuance of short-term debt	2.3	—	—	2.3
Repayments of short-term debt	(1.4)	—	—	(1.4)
Cash dividends paid	(3.0)	—	—	(3.0)
Other	12.1	(12.1)	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	12.9	(12.1)	—	0.8
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(0.2)	—	(0.2)
NET INCREASE IN CASH AND CASH EQUIVALENTS	14.0	4.4	—	18.4
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13.9	5.2	—	19.1
CASH AND CASH EQUIVALENTS, END OF PERIOD	$27.9	$9.6	$—	$37.5

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the three and six months ended June 30, 2005 and 2004. Also discussed is our financial position as of June 30, 2005. You should read this discussion in conjunction with our consolidated and combined financial statements and the notes to those consolidated and combined financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended by Form 10-K/A. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, income before interest and income taxes (which we refer to as “operating income”) and other information relevant to an understanding of our results of operations for the three and six months ended June 30, 2005 and 2004.

Analysis of Net Sales—Three and Six Months Ended June 30, 2005 and 2004

The following table presents net sales by segment, expressed as a percentage of total net sales before intersegment eliminations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Fine Paper	29%	26%	29%	27%
Technical Paper	17	16	17	16
Pulp	54	58	54	57
Consolidated	100%	100%	100%	100%

The following table presents our net sales by segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004(a)	2005	2004(a)
	(In millions)
Fine Paper	$56.8	$56.2	$114.7	$112.3
Technical Paper	34.4	34.8	70.3	68.9
Pulp	105.1	124.9	214.3	238.9
Intersegment sales	(7.0)	(8.5)	(13.4)	(14.3)
Consolidated	$189.3	$207.4	$385.9	$405.8

(a)           The above amounts of Net sales for 2004 have been increased from the amounts previously reported to be in conformity with EITF 00-10, which prohibits the netting of shipping and handling costs against revenues. For the three months ended June 30, 2004, amounts reflected for “Net sales” for Fine Paper, Pulp, Eliminations and Total increased from the amounts previously reported by $2.1 million, $11.3 million, $(0.7) million and $12.7 million, respectively. For the six months ended June 30, 2004, amounts reflected for “Net sales” for Fine Paper, Pulp, Eliminations and Total increased from the amounts previously reported by $4.2 million, $22.4 million, $(1.3) million and $25.3 million, respectively.

Commentary:

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

	Percent Change in Net Sales Compared to Prior Period
		Change Due To
	Total Change	Volume	Net Price	Product Mix	Currency
Consolidated	(9)	(10)	(2)	3	—
Fine paper	1	1	—	—	—
Technical paper	(1)	3	1	(5)	—
Pulp(a)	(16)	(18)	(3)	5	—

(a)           Sales of pulp by our Canadian manufacturing facilities are invoiced in U.S. dollars in accordance with industry practice; therefore, no currency effects are presented in our analysis of the change in net sales for our pulp operations.

Consolidated net sales were 9% lower in the three months ended June 30, 2005 compared to the prior year period primarily due to lower pulp volume. The lower pulp volume was primarily due to the decision to build inventory in anticipation of a planned maintenance shutdown of our Pictou mill in May, and the closure of the smaller of the two single-line pulp mills at our Terrace Bay facility (the “No. 1 Mill”) on May 1.

•       Net sales in our fine paper business increased $0.6 million, or 1%, primarily due to growth in unit volumes. The unit volume growth was primarily due to increased sales of branded products related to the successful introduction of the EAMES™ Paper Collection.

•       Net sales in our technical paper business decreased $0.4 million, or 1%, primarily due to unfavorable product mix, partially offset by 3% growth in unit volumes and marginally higher prices. The unfavorable product mix was due to selling a higher percentage of relatively lower priced tape and premask products. Increased market demand as a result of an improving economy drove growth for most product categories and particularly in saturated and coated based products. The improved pricing was primarily due to a price increase implemented in the fourth quarter of 2004.

•       Net sales in our pulp business decreased $19.8 million, or 16%, primarily due to an 18% decrease in shipments and lower average net selling prices. The decrease in shipments reflected the decision to build inventory in anticipation of the planned maintenance shutdown at our Pictou mill and the closure of the No. 1 Mill. Average net selling prices were unfavorable as higher average market prices for softwood and hardwood pulp of 2% and 11%, respectively, were more than offset by increased discounts (approximately $7.7 million) on pulp sales to Kimberly-Clark pursuant to our pulp supply agreement. Favorable product mix was primarily due to a higher proportion of relatively higher priced softwood pulp sales and increased sales of logs to sawmills and veneer manufacturers. The maintenance shutdown of the Pictou mill has been delayed until the fourth quarter of 2005 and the maintenance shutdown of the Terrace Bay mill is expected to occur as scheduled in the third quarter of 2005.

Commentary:

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

	Percent Change in Net Sales Compared to Prior Period
		Change Due To
	Total Change	Volume	Net Price	Product Mix	Currency
Consolidated	(5)	(6)	(1)	2	—
Fine paper	2	4	—	(2)	—
Technical paper	2	4	—	(2)	—
Pulp(a)	(10)	(12)	(2)	4	—

(a)           Sales of pulp by our Canadian manufacturing facilities are invoiced in U.S. dollars in accordance with industry practice; therefore, no currency effects are presented in our analysis of the change in net sales for our pulp operations.

Consolidated net sales for the six months ended June 30, 2005 were 5% lower than the prior year period primarily due to lower pulp shipments. The decrease in pulp volume was partially offset by volume growth in the paper businesses.

•       Net sales in our fine paper business increased $2.4 million, or 2%, primarily due to 4% growth in unit volumes. The favorable impact of increased unit volumes due to market share gains, new product introductions and seasonally stronger first quarter annual report volume was partially offset by a product mix reflecting a higher proportion of lower-priced grades.

•       Net sales in our technical paper business increased $1.4 million, or 2%, primarily due to 4% growth in unit volumes. Increased market demand drove growth in most product categories and was particularly strong for saturated and coated based papers. Product mix was unfavorable due to a higher proportion of relatively lower priced tape and premask sales.

•       Net sales in our pulp business decreased $24.6 million, or 10%, primarily due to a 12% decrease in shipments and lower average net selling prices. The lower shipment volume was a result of the decision to build inventory at our Pictou mill in anticipation of the planned maintenance shutdown in May 2005, an increase in inventories during the first quarter of 2005 to comply with contractually required safety stock levels as we become a supplier of market pulp and the closure of the No. 1 Mill. Average net selling prices decreased as higher average market prices for softwood and hardwood pulp of 6% and 11%, respectively, were more than offset by larger discounts (approximately $14.5 million) on pulp sales to Kimberly-Clark. These unfavorable effects were partially offset by favorable product mix due to selling a higher proportion of relatively higher priced softwood pulp and increased sales of logs to sawmills and veneer manufacturers.

The following table sets forth line items from our condensed consolidated and combined statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	84.4	78.3	85.8	80.7
Gross profit	15.6	21.7	14.2	19.3
Selling, general and administrative expenses	7.1	4.6	6.8	4.6
Restructuring costs and asset impairment loss	0.9	—	1.6	—
Other income—net	(0.2)	(0.9)	(0.3)	(0.5)
Operating income	7.8	18.0	6.1	15.2
Interest expense	2.4	—	2.4	—
Income before income taxes	5.4	18.0	3.7	15.2
Provision for income taxes	1.8	6.6	1.2	5.6
Net income	3.6%	11.4%	2.5%	9.6%

Analysis of Operating Income—Three and Six Months Ended June 30, 2005 and 2004

The following table sets forth our operating income by segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions)
Fine Paper	$16.0	$18.4	$33.0	$36.6
Technical Paper	3.1	6.1	7.8	13.2
Pulp	(2.6)	13.8	(13.7)	12.8
Unallocated corporate costs	(1.7)	(1.0)	(3.4)	(1.0)
Total	$14.8	$37.3	$23.7	$61.6

Commentary:

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

	Percent Change in Operating Income Compared to Prior Period
		Change Due To
	Total Change	Volume	Net Price(b)	Raw Material Costs	Currency	Other(c)
Consolidated	(60)	(16)	(7)	(14)	(24)	1
Fine paper	(13)	1	(2)	(4)	—	(8)
Technical paper	(49)	2	(10)	(21)	—	(20)
Pulp(a)(d)	—	—	—	—	—	—

(a)    The operating loss for our pulp business in 2005 includes charges of $1.7 million for restructuring costs related to the closure of the No. 1 Mill.

(b)   Includes price changes, net of pulp discounts and changes in product mix.

(c)    Includes restructuring costs, other materials, distribution, utilities and selling, general and administrative expenses.

(d)   Percentage changes from the prior period have been omitted from this table for Pulp because percentage changes are not meaningful when there is both operating income and an operating loss in the periods being compared.

Consolidated operating income for the three months ended June 30, 2005 decreased 60% compared to 2004 primarily due to unfavorable currency translation effects related to the strengthening of the Canadian dollar compared to the U.S. dollar, lower pulp volume, higher raw material costs and expenses related to our operation as a stand-alone company. These unfavorable effects were partially offset by increased volume in our paper businesses.

•       Operating income for our fine paper business decreased $2.4 million, or 13%, primarily due to higher costs for fiber, increased costs related to our operation as a stand-alone company and higher freight costs.

•       Operating income for our technical paper business decreased $3.0 million, or 49%, due to higher oil-based raw material costs (primarily latex), increased costs related to our operation as a stand-alone company and unfavorable product mix.

•       The operating loss for our pulp business increased $16.4 million from the prior year and resulted in an operating loss of $2.6 million primarily due to unfavorable currency translation effects ($8.9 million) related to the strengthening of the Canadian dollar compared to the U.S. dollar, lower pulp shipments ($6.4 million), lower average net selling prices ($1.7 million) and costs related to our operation as a stand-alone company. The unfavorable currency effects resulted from a 9% increase in the average exchange rate for the Canadian dollar relative to the U.S. dollar. These effects were only partially offset by cost savings related to the closure of the No. 1 mill and the benefits of manufacturing cost reduction programs.

Commentary:

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

	Percent Change in Operating Income Compared to Prior Period
		Change Due To
	Total Change	Volume	Net Price(b)	Raw Material Costs	Currency	Other(c)
Consolidated	(61)	(9)	(5)	(22)	(26)	1
Fine paper	(10)	5	(6)	(7)	—	(2)
Technical paper	(41)	2	6	(29)	—	(20)
Pulp(a)(d)	—	—	—	—	—	—

(a)           The operating loss for our pulp business in 2005 includes charges of $6.0 million for restructuring costs ($5.2 million) and a non-cash asset impairment loss ($0.8 million) related to the closure of the No. 1 Mill.

(b)          Includes price changes, net of pulp discounts and changes in product mix.

(c)           Includes restructuring costs, other materials, distribution, utilities and selling, general and administrative expenses.

(d)          Percentage changes from the prior period have been omitted from this table for Pulp because percentage changes are not meaningful when there is both operating income and an operating loss in the periods being compared.

Consolidated operating income for the six months ended June 30, 2005 decreased 61% compared to 2004 primarily due to unfavorable currency translation effects, lower pulp volume, higher raw material costs for fiber and latex, costs related to our operation as a stand-alone company and costs associated with the closure of the No. 1 mill. These unfavorable effects were partially offset by increased volume in our paper businesses.

•       Operating income for our fine paper business decreased $3.6 million, or 10%, primarily due to higher costs for fiber and increased costs related to our operation as a stand-alone company, partially offset by higher sales volumes.

•       Operating income for our technical paper business decreased $5.4 million, or 41%, due to higher raw material costs (primarily for latex), increased costs related to our operation as a stand-alone company and higher energy costs (primarily for coal). In June, we implemented a surcharge to recover higher costs for oil-based raw materials. These unfavorable factors were partially offset by higher selling prices and sales volumes.

•       The operating loss for our pulp business increased $26.5 million from the prior year and resulted in an operating loss of $13.7 million primarily due to unfavorable currency translation effects ($16.0 million) related to the strengthening of the Canadian dollar compared to the U.S. dollar, lower pulp volume ($7.5 million) and higher raw material costs, primarily for fiber and chemicals. In addition, results were adversely affected by higher costs related to our operation as a stand-alone company, a restructuring charge related to the closure of the No.1 mill and lower average net selling prices ($1.4 million). The unfavorable currency effects resulted from an 8% increase in the average exchange rate for the Canadian dollar relative to the U.S. dollar. These effects were only partially offset by cost savings related to the closure of the No. 1 mill and the benefits of manufacturing cost reduction programs.

Additional Statement of Operations Commentary:

•       Selling, general and administrative expenses were $13.5 million and $9.6 million for the three months ended June 30, 2005 and 2004, respectively. Selling, general and administrative expenses were $26.2 million and $18.7 million for the six months ended June 30, 2005 and 2004, respectively. We incurred $7.9 million and $14.6 million of expenses in the three and six months ended June 30, 2005, respectively, related to our operation as a stand-alone company following the Spin-Off, of which $5.7 million and $11.1 million were reflected in selling, general and administrative expenses.

•       We incurred $4.6 and $9.3 million of interest expense (including $0.5 million and $1.0 million of amortization of debt issuance costs) on our $225 million of senior notes for the three and six months ended June 30, 2005, respectively. Kimberly-Clark used a centralized approach to cash management and the financing of its operations. As a result, prior to the Spin-off, none of Kimberly-Clark’s cash, cash equivalents, debt or interest income or expense was allocated to the Pulp and Paper Business in the three and six months ended June 30, 2004.

•       The effective tax rate was 33.3% and 36.5% for the three months ended June 30, 2005 and 2004, respectively. The effective tax rate was 34.0% and 37.0% for the six months ended June 30, 2005 and 2004, respectively. The decrease in the rates was primarily due to our generating a higher proportion of income in tax jurisdictions with relatively lower marginal tax rates.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2005	2004
	(In millions)
Net cash flow provided by (used in):
Operating activities	$28.6	$41.6
Investment activities	(10.8)	(4.6)
Financing activities	0.8	(37.0)
Capital expenditures	10.6	4.9

Operating Cash Flow Commentary

•       Cash provided by operations of $28.6 million for the six months ended June 30, 2005 decreased $13.0 million from the comparable period of the prior year. This decrease was the result of lower net income (excluding the non-cash effects of deferred income taxes and depreciation), partially offset by a decrease in operating working capital in 2005 compared to an increase in 2004. Lower depreciation expense in 2005 was due to the asset impairment write-down of our Terrace Bay facility in December 2004.

•       During the first six months of 2005, our investment in working capital decreased $2.7 million primarily due to lower accounts receivable and accrued but unpaid current income taxes and costs related to the closure of the No. 1 Mill, partially offset by a decrease in accounts payable. The decrease in accounts receivable was primarily due to lower pulp shipments and higher discounts on pulp sales to Kimberly-Clark. The increase in operating working capital during the first six months of 2004 was primarily due to higher accounts receivable due to increased sales for all business segments and higher days sales outstanding in the technical paper business, partially attributable to a higher order backlog.

Investing Commentary:

•       Capital spending for the first six months of 2005 of $10.6 million was $5.7 million higher than the comparable prior year period. The increased spending was primarily for the acquisition and installation of enterprise resource planning (ERP) software and leasehold improvements at our new research and development center. We anticipate that total capital expenditures for 2005 and 2006 will be higher than they have been on average for historical periods. We have planned capital expenditure programs for which we anticipate spending approximately $30 million in 2005 and $40 million in 2006. These amounts include approximately $4 million in 2005 and approximately $14 million in 2006 for planned capital expenditures relating to enhanced protection of the environment. We have reduced our estimate of capital spending for 2005 due to delays in receiving regulatory approval for certain environmental projects in Nova Scotia and reduced spending at our Terrace Bay facility as a result of reducing the length of the annual maintenance shutdown.

Financing Commentary:

•       Our liquidity requirements are being provided by cash generated from operations and short- and long-term borrowings. Prior to the Spin-Off, our financing (net of cash transfers to Kimberly-Clark) was provided by Kimberly-Clark.

•       We financed the acquisition of our ERP software ($3.6 million) through vendor financing payable over three years. We financed our current year insurance premiums ($2.3 million) through the issuance of a short-term note. In the first six months of 2005, payments under the agreements for our ERP software and insurance premiums were $0.6 million and $1.4 million, respectively.

•       We paid cash dividends of $0.20 per share or $3.0 million in the first six months of 2005.

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

In addition, our ability to issue additional stock will be constrained because the issuance of additional stock may cause the Spin-Off to be taxable to Kimberly-Clark under Section 355(e) of the Internal Revenue Code, and under the tax sharing agreement, we would be required to indemnify Kimberly-Clark against that tax.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. We believe that the estimates, assumptions and judgments described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” of our most recent Annual Report on Form 10-K, as amended, have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. The critical accounting policies used in the preparation of the consolidated and combined financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regard to estimates used. These critical judgments relate to the timing of recognizing sales revenue, the recoverability of deferred income tax assets, pension benefits and future cash flows associated with impairment testing of long-lived assets. Actual results could differ from these estimates, and changes in these estimates are recorded when known. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. There has been no significant change in these policies, or the estimates used in the application of the policies, since our 2004 fiscal year end.

Forward Looking Statements

This Quarterly Report on Form 10-Q and other materials we have filed or will file with the SEC (as well as information included in our other written or oral statements) contain, or will contain, disclosures which are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. These factors include, but are not limited to: (i) general economic conditions particularly in the United States and Canada; (ii) fluctuations in global equity and fixed-income markets; (iii) the competitive environment; (iv) the loss of current customers or the inability to obtain new customers; (v) changes in asset valuations including write-downs of assets including fixed assets, inventory, accounts receivable or other assets for impairment or other reasons; and (vi) other risks that are detailed from time to time in reports we file with the SEC.

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

Foreign Currency Risk

Our results of operations and cash flows are affected by changes in the Canadian dollar exchange rate relative to the U.S. dollar. Exchange rate fluctuations can have a material impact on our financial results because substantially all of our pulp mills’ expenses are incurred in Canadian dollars and our pulp revenues are denominated in U.S. dollars.

We use hedging arrangements to reduce our exposure to exchange rate fluctuations, although these arrangements could result in us incurring higher costs than we would incur without the arrangements. In the first six months of 2005, the Company entered into a series of foreign currency forward exchange contracts, designated as cash flow hedges, of U.S dollar denominated pulp sales. At June 30, 2005, the Company had foreign currency contracts outstanding in a notional amount of $333 million Canadian dollars. The fair value of the contracts was $3.5 million U.S. dollars and was reflected on the balance sheet as an asset and an unrealized pre-tax gain in accumulated other comprehensive income. The weighted average exchange rate for the foreign currency contracts at June 30, 2005 was $0.810 U.S. dollars per Canadian dollar and the contracts extend through May 2007.

Commodity Risk

Our results of operations, cash flows and financial position are sensitive to the selling prices of pulp. The markets and profitability of pulp have been, and are likely to continue to be, cyclical. Because our pulp business competes primarily on the basis of price and availability, the financial success of our pulp mills depends on their ability to produce pulp at a competitive cost. Accordingly, we must continuously and effectively manage our cost structure and production capacity to be able to respond effectively to business cycles in the pulp industry.

We use hedging arrangements to reduce our exposure to pulp price fluctuations, although these arrangements could result in us incurring higher costs than we would incur without the arrangements. During the first six months of 2005, the Company also entered into a series of pulp futures contracts to hedge fluctuations in pulp prices through December 2006. At June 30, 2005, the Company had future contracts for 234,000 metric tons of pulp with a notional amount of approximately $149 million. The fair value of the contracts was $7.0 million and was reflected on the balance sheet as an asset and an unrealized pre-tax gain in accumulated other comprehensive income. The weighted average price for the pulp futures contracts at June 30, 2005 was $639 per metric ton.

Interest Rate Risk

We are exposed to interest rate risk on our fixed rate long-term debt and our variable rate bank debt. Our objective is to manage the impact of interest rate changes on earnings and cash flows from our variable rate debt and on the market value of our fixed rate debt. At June 30, 2005, we had $226.9 million of fixed rate long-term debt outstanding and no variable rate borrowings outstanding under our revolving credit agreement. We are exposed to fluctuations in the fair value of our fixed rate long-term debt resulting from changes in market interest rates, but not to fluctuations in our earnings or cash flows. At June 30, 2005, the fair value of our long-term debt was approximately $219.3 million based upon the quoted market price of the senior notes. A 100 basis point increase in interest rates would not affect our interest expense because at June 30, 2005, we had no variable rate borrowings outstanding.

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

As of June 30, 2005, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2005.

Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings

A subsidiary of Kimberly-Clark is a co-defendant in a vehicle accident lawsuit pending in Ontario (Canada) Superior Court of Justice since August 1998. The plaintiffs in this lawsuit include the driver of one of the vehicles involved in the accident and his passengers. The driver sustained severe injuries, including paralysis, as a result of the accident on a bush road located within a forest where the subsidiary conducts logging operations. The plaintiffs claim that Kimberly-Clark was responsible for maintaining the bush road on which the accident occurred. In particular, the plaintiffs claim that Kimberly-Clark should have cut the trees and other growth on the sides of the bush road and the alleged failure to do so caused or contributed to the cause of the accident. The plaintiffs are seeking significant money damages, plus costs and attorneys fees. Kimberly-Clark has denied liability and has raised numerous defenses in this lawsuit. Pursuant to the Distribution Agreement, the Company will indemnify Kimberly-Clark for liabilities and costs, including attorneys’ fees and other costs of defense, arising out of this lawsuit, net of any insurance recovery by Kimberly-Clark. This matter has been set for trial in January 2006.

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
June 2005(a)	522	$33.29	—	—

(a)           Transactions represent the purchase of restricted shares from employees to satisfy tax withholding requirements on such equity based transactions. None of these transactions were made in the open market. The average price paid is based upon the closing sales price on the New York Stock Exchange on the date of the transaction.

Item 4.                        Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on June 20, 2005, the following business was transacted:

Election of Class I Directors—

All the Class I nominees for election to the Board of Directors were elected:

	Number of Shares For	Number of Shares Authority Withheld
Timothy S. Lucas	12,499,156	122,199
Philip C. Moore	11,899,756	722,099

Ratification of Appointment of Independent Auditors

The appointment of Deloitte & Touche LLP was ratified:

	Number of Shares For	Number of Shares Against	Number of Shares Abstain
Appointment of Deloitte & Touche LLP	12,479,446	121,692	20,717

Item 6.                        Exhibits

Exhibit Number	Exhibit
31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
August 8, 2005