Form 10-Q
period 2005-09-30
Neenah Paper Inc
filed 2005-11-08
CIK 1296435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of October 28, 2005, there were 14,762,797 shares of the Company’s common stock outstanding.

TABLE OF CONTENTS

Part I—Financial Information

Item 1.	Condensed Consolidated and Combined Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

Part II—Other Information

Item 1.	Legal Proceedings
Item 6.	Exhibits

Signatures

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$167.7	$188.9	$553.6	$594.7
Cost of products sold	152.3	165.6	483.4	493.3
Gross profit	15.4	23.3	70.2	101.4
Selling, general and administrative expenses	13.4	11.0	39.6	29.7
Restructuring costs and asset impairment loss	0.1	—	6.1	—
Other (income) expense-net	0.4	4.5	(0.7)	2.3
Operating income	1.5	7.8	25.2	69.4
Interest expense-net	4.5	—	13.8	—
Income (loss) before income taxes	(3.0)	7.8	11.4	69.4
Provision (benefit) for income taxes	(1.5)	3.3	3.4	26.1
Net income (loss)	$(1.5)	$4.5	$8.0	$43.3

Earnings (Loss) Per Common Share
Basic	$(0.10)	$0.31	$0.54	$2.94
Diluted	$(0.10)	$0.31	$0.54	$2.94

Weighted Average Common Shares Outstanding (in thousands)
Basic	14,739	14,738	14,739	14,738
Diluted	14,739	14,738	14,789	14,738

Cash Dividends Declared Per Share of Common Stock	$0.10	$—	$0.30	$—

See Notes to Condensed Consolidated and Combined Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$45.9	$19.1
Accounts receivable (less allowances of $3.5 and $4.3, respectively)	65.8	92.4
Inventories	98.3	88.7
Other current assets	21.3	3.4
Total current assets	231.3	203.6
Property, plant and equipment, at cost	660.6	632.7
Less accumulated depreciation	396.4	369.9
Property, plant and equipment-net	264.2	262.8
Prepaid and intangible pension costs	80.2	72.9
Other assets	21.4	26.4
TOTAL ASSETS	$597.1	$565.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$1.4	$—
Accounts payable	44.8	50.6
Accrued expenses	44.7	36.6
Total current liabilities	90.9	87.2
Long-term debt	226.6	225.0
Other noncurrent liabilities	63.2	56.4
TOTAL LIABILITIES	380.7	368.6
Commitments and contingencies (Note 8)
Stockholders’ equity	216.4	197.1
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$597.1	$565.7

See Notes to Condensed Consolidated and Combined Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$8.0	$43.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	21.5	27.1
Asset impairment loss	0.8	—
Deferred income tax provision (benefit)	1.7	(5.0)
Loss on asset dispositions	0.2	0.9
Decrease in working capital	14.1	0.9
Pension and other post-retirement benefits	0.5	(5.3)
Other	(0.5)	0.1
NET CASH PROVIDED BY OPERATING ACTIVITIES	46.3	62.0

INVESTING ACTIVITIES
Capital expenditures	(18.0)	(13.5)
Other	(0.1)	0.8
NET CASH USED IN INVESTING ACTIVITIES	(18.1)	(12.7)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	3.4	—
Repayments of long-term debt	(0.8)	—
Proceeds from issuance of short-term debt	2.3	—
Repayments of short-term debt	(2.1)	—
Cash dividends paid	(4.4)	—
Net transfers to Kimberly-Clark	—	(49.3)
NET CASH USED IN FINANCING ACTIVITIES	(1.6)	(49.3)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	0.2	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	26.8	—
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	19.1	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$45.9	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest	$7.9	$—
Cash paid during period for income taxes	$6.9	$—

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

Shipping and Handling Costs

Certain prior years’ amounts of shipping and handling costs have been adjusted in the combined statements of operations to be in conformity with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, which became effective in 2000 and which prohibits the netting of such costs against revenues. Accordingly, for the three and nine months ended September 30, 2004, amounts reflected for “Net sales” and “Cost of products sold” in the condensed consolidated and combined statements of operations have been increased from the amounts previously reported by $10.9 million and $36.2 million, respectively. This adjustment had no effect on the amount of “Gross profit” or any other captioned amounts in the condensed consolidated and combined statements of operations.

Earnings per Share (“EPS”)

Basic EPS was computed by dividing net income by the number of weighted average shares of common stock outstanding during the 2005 reporting period.  Diluted EPS was calculated to give effect to all potentially dilutive common shares using the “Treasury Stock” method. Outstanding stock options, restricted shares and restricted stock units represent the only potentially dilutive effects on the Company’s weighted-average-shares.  For the three and nine months ended September 30, 2005, approximately 965,000 and 705,000 potentially dilutive options, respectively, that were “out-of-the-money” were excluded from the computation of dilutive common shares.

For the nine months ended September 30, 2005, there were 51,000 dilutive shares for purposes of computing EPS.  Due to the net loss for the three months ended September 30, 2005, 50,000 dilutive shares were excluded from the computation of EPS as the effect would have been anti-dilutive. For the three and nine months ended September 30, 2004, basic and diluted EPS were computed using the number of shares of Neenah common stock outstanding on November 30, 2004, the date on which Neenah common stock was distributed to the stockholders of Kimberly-Clark.

Stock Based Employee Compensation

As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company applies the intrinsic value method permitted by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations to account for stock option grants. No employee compensation expense related to stock options has been charged to earnings because the exercise prices of all stock options granted were equal to the market value of the Company or Kimberly-Clark’s common stock on the date of grant. Had compensation expense been recorded under the provisions of SFAS 123, the impact on the Company’s net income and income per share would have been:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2005	2004 (a)	2005	2004 (a)

Reported net income (loss)	$(1.5)	$4.5	$8.0	$43.3
Add: stock-based compensation expense, net of tax effects, included in net income as reported	0.1		0.4
Less: pro forma compensation expense, net of tax	(0.6)		(1.9)
Pro forma net income (loss)	$(2.0)		$6.5

Reported net income (loss) per share:
Basic	$(0.10)	$0.31	$0.54	$2.94
Diluted	$(0.10)	$0.31	$0.54	$2.94

Pro forma net income (loss) per share:
Basic	$(0.14)	$0.31	$0.44	$2.94
Diluted	$(0.14)	$0.31	$0.44	$2.94

(a)     For the three and nine months ended September 30, 2004, stock-based compensation expense (net of tax) was $0.1 and $0.3 million, respectively.  The pro forma effect of stock options on net income is only presented for periods after November 30, 2004, the date on which Neenah common stock was distributed to stockholders of Kimberly-Clark.

Stock Options and Restricted Stock Units

In February 2005, the Company informed participants in its Long-Term Incentive Plan (the “LTIP”) of its intention to award nonqualified stock options to purchase a total of 126,100 shares of common stock (subject to forfeitures due to termination of employment and other conditions) during 2005.  In February 2005, the Company granted to LTIP participants options to purchase 63,050 shares of common stock at $33.19 per share.  In August 2005, the Company granted options to purchase 62,650 shares of common stock at $31.70 per share.  The exercise price of the options was equal to the market price of the Company’s common stock on the date of grant.  The options expire in ten years and one-third vest on each of the first three anniversaries of the date of grant.  In June 2005, the Company awarded options to purchase 11,250 shares of common stock at $33.32 per share and 3,510 restricted stock units (“RSUs”) to members of its Board of Directors.  Both the options and RSUs vest one year from the date of grant and the options will expire in ten years.

Performance Shares

In February 2005, the Company also granted 38,300 performance shares to LTIP participants.  The measurement period for the performance shares is January 1, 2005 through December 31, 2005. Based on Company performance compared to revenue growth and return on invested capital targets, RSUs equal to between 30% and 225% of the performance award will be issued.  The RSUs issued will generally become 100% vested three years from the start of the performance period (December 31, 2007) and are subject to an additional two-year holding period before the employee can sell or transfer such shares.  During the vesting period, the holders of RSUs are entitled to dividends, but are not permitted to vote such shares and the RSUs are forfeited in the event of termination of employment (as defined).  The performance share award will be based on the Company’s performance during the measurement period (but not less than 30%) and, prior to completion of the measurement period, is accounted for as a variable award pursuant to APB 25. Compensation cost is recognized pro rata over the three-year vesting period.

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

On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS 123R. The new rule requires the Company to adopt SFAS 123R by January 1, 2006. The Company will adopt SFAS 123R using a modified prospective transition method in which compensation cost is recognized beginning with the effective date (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date that remain unvested on the effective date.  The adoption of SFAS 123R’s fair value method will have an effect on the Company’s results of operations, although it will have no effect on overall financial position.  The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based compensation granted in the future.  However, had SFAS 123R been adopted in prior periods, the effect would have approximated the SFAS 123 pro forma net income (loss) and earnings (loss) per share shown above.

In March 2005, FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143, was issued. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises).  The Company does not believe that adoption of FIN 47 will have a material effect on its results of operations or financial position.

Note 3.  Comprehensive Income

Comprehensive income includes, in addition to net income, unrealized gains and losses recorded directly to stockholders’ equity. The accumulated other comprehensive income consists primarily of unrealized foreign currency translation gains (losses), minimum pension liability adjustments and unrealized gains (losses) related to cash flow hedges. At September 30, 2005 and December 31, 2004, accumulated other comprehensive income was $66.6 million and $51.6 million, respectively. Unrealized foreign currency translation gains (losses) that relate to indefinite investments in the Company’s Canadian pulp operations are not adjusted for income taxes.

The components of comprehensive income are as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(1.5)	$4.5	$8.0	$43.3
Other comprehensive income:
Changes in unrealized foreign currency translation losses	12.6	14.8	6.2	6.9
Changes in unrealized gains (losses) on cash flow hedges	1.9	0.7	8.8	(0.5)
Comprehensive income	$13.0	$20.0	$23.0	$49.7

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

In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the Company records all derivative instruments as assets (included in Other current assets and Other assets) or liabilities (included in Accrued expenses or Other noncurrent liabilities) on the condensed consolidated balance sheet at fair value. The related unrealized gain or loss from changes in the fair value of fully effective derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income (included in Stockholders’ equity) in the period that changes in fair value occur and is reclassified to income in the same period that the hedged item affects income.

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

The Company is also subject to price risk for electricity used in its manufacturing operations. At the Spin-Off, Kimberly-Clark transferred to the Company a fixed price forward purchase contract to hedge fluctuations in the price of electricity at the Terrace Bay mill.  The Company is reviewing options to replace the fixed price forward purchase contract upon its expiration in December 2005.

Cash Flow Hedges

In the first nine months of 2005, the Company entered into a series of foreign currency forward exchange contracts, designated as cash flow hedges, of U.S dollar denominated pulp sales. At September 30, 2005, the Company had foreign currency contracts outstanding in a notional amount of $259 million Canadian dollars. The fair value of the contracts was $13.8 million U.S. dollars and was reflected on the balance sheet as an asset ($10.1 million of which was current). The weighted average exchange rate for the foreign currency contracts at September 30, 2005 was $0.812 U.S. dollars per Canadian dollar. The contracts extend through May 2007 with the highest value of contracts maturing in November 2005.  The Company recorded net pre-tax gains of $1.7 million and $0.8 million on foreign currency contracts as the forecasted transactions occurred in the three and nine months ended September 30, 2005, respectively. Realized gains and losses on currency derivatives are recorded in Other (income) expense - net on the condensed consolidated statements of operations.

During the first nine months of 2005, the Company also entered into a series of pulp futures contracts to hedge fluctuations in pulp prices through December 2006.  At September 30, 2005, the Company had future contracts for 189,000 metric tons of pulp with a notional amount of approximately $120 million. The fair value of the contracts was $0.3 million and was reflected on the balance sheet as an asset.  The weighted average price for the pulp futures contracts at September 30, 2005 was $636 per metric ton. The contracts expire at the rate of 15,000 metric tons per month and 12,000 metric tons per month in 2005 and 2006, respectively.  The Company recorded net pre-tax gains of $1.5 million and $0.4 million on pulp futures contracts as the forecasted transactions occurred in the three and nine months ended September 30, 2005, respectively. Substantially all realized gains and losses on pulp derivatives are recorded in Net sales on the condensed consolidated statements of operations.

In addition, the Company has a fixed price forward purchase contract to hedge fluctuations in the price of electricity at the Terrace Bay mill.  The contract matures ratably through December 31, 2005. At September 30, 2005, the notional amount of the contract was $2.0 million, and the fair value was $1.7 million and was reflected on the balance sheet as a current asset.  The Company recorded net pretax gains of $0.7 million and $0.8 million on the forward purchase contract as the forecasted transactions occurred in the three and nine months ended September 30, 2005, respectively.  For the three and nine months ended September 30, 2005, the Company recorded a pre-tax gain of approximately $0.5 million related to discontinued cash flow hedges where occurrence of the forecasted transaction was not probable. Realized gains and losses on the electricity derivative are recorded in Cost of product sold on the condensed consolidated statements of operations.

For the first nine months of 2005 the Company’s cash flow hedges were effective and changes in the fair value of the derivative instruments were reflected in other comprehensive income. If future market rates are consistent with the rates assumed at September 30, 2005, approximately $12.5 million (or $8.0 million after-tax) of the $15.8 million (or $10.1 million after-tax) unrealized gain included in accumulated other comprehensive income is expected to be recognized in earnings during the next twelve months.

The notional amounts of the Company’s hedging instruments do not represent amounts exchanged by the parties and, as such, are not a measure of exposure to credit loss.  The amounts exchanged are determined by reference to the notional amounts and the other terms of the contracts.

Foreign Currency Transactions

Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in Other income–net in the condensed consolidated and combined statements of operations. Net foreign currency transaction (losses) for the three and nine months ended September 30, 2005 were $(2.3) million and $(0.4) million, respectively. Net foreign currency transaction (losses) for the three and nine months ended September 30, 2004 were $(4.5) million and $(2.3) million, respectively.

Note 5.  Inventories

The following presents inventories by major class as of September 30, 2005 and December 31, 2004.

	September 30, 2005	December 31, 2004
Raw materials	$35.9	$31.1
Work in progress	8.1	7.7
Finished goods	47.5	42.1
Supplies and other	14.0	14.4
	105.5	95.3
Excess of FIFO over LIFO cost	(7.2)	(6.6)
Total	$98.3	$88.7

The FIFO values of total inventories valued on the LIFO method were $35.7 million and $33.5 million at September 30, 2005 and December 31, 2004, respectively.

Note 6.  Debt

The following debt was incurred either as a result of or since the Spin-Off. The Company did not have debt prior to November 30, 2004.

Senior Unsecured Notes

On November 30, 2004, the Company completed an underwritten offering of ten-year senior unsecured notes (the “Senior Notes”) at face amount of $225 million. The Senior Notes bear interest at a rate of 7.375%, payable May 15 and November 15 of each year. Interest payments commenced on May 15, 2005, and the Senior Notes mature on November 15, 2014. The Senior Notes are fully and unconditionally guaranteed by substantially all of the Company’s subsidiaries.  A registration rights agreement relating to the Senior Notes required the Company to exchange the Senior Notes for registered notes within 270 days from the original issuance of the notes.  In August 2005, the Company completed an offer to exchange the unregistered Senior Notes for registered notes with similar terms.

Secured Revolving Credit Facility

On November 30, 2004, the Company entered into a Credit Agreement by and among Neenah, certain of its subsidiaries, the lenders listed in the Credit Agreement and JP Morgan Chase Bank, N.A. as agent for the lenders. Under the Credit Agreement, the Company has a secured revolving credit facility (the “Revolver”) that provides for borrowings of up to $150 million. No amounts were outstanding under the Revolver as of September 30, 2005. Borrowing availability under the Revolver is reduced by outstanding letters of credit (“LOC”). At September 30, 2005, the Company had approximately $6.0 million of LOCs outstanding and $143.8 million of borrowing availability under the Revolver.

The indenture governing the Senior Notes and the Credit Agreement contain, among other provisions, covenants with which the Company must comply during the term of the agreements. Such covenants restrict the Company’s ability to, among other things, incur certain additional debt, make specified restricted payments and capital expenditures, authorize or issue capital stock, enter into transactions with affiliates, consolidate or merge with or acquire another business, sell certain of its assets, liquidate, dissolve or wind-up. In addition, the terms of the Revolver require the Company to achieve and maintain certain specified financial ratios. As of September 30, 2005, the Company was in compliance with all such covenants.

Vendor Financing

During the first quarter of 2005, the Company obtained vendor financing related to its purchase of enterprise resource planning (ERP) software. At inception, the present value of the financing agreement was $3.6 million (discounted at 7.375%) payable in quarterly installments through January 2008. At September 30, 2005, $2.8 million of such vendor financing was outstanding of which $1.2 million was due in the next twelve months.  In addition, the Company issued a short-term note for $2.3 million to finance current year insurance premiums.  The note bears interest at the rate of 3.9% and is payable in monthly installments through October 2005. At September 30, 2005, $0.2 million was payable under the note and due in the next twelve months.

Note 7. Postretirement and Other Benefits

Pension Plans

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003) (“SFAS 132R”), Employers’ Disclosure about Pensions and Other Postretirement Benefits, which the Company adopted in December 2003.  SFAS 132R requires the disclosure of the components of net periodic benefit cost recognized during interim periods.  The following table presents the components of net periodic benefit cost:

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended September 30,
	2005	2004	2005	2004
Service cost	$2.6	$2.4	$0.4	$0.3
Interest cost	5.7	6.7	0.8	0.8
Expected return on plan assets (a)	(6.9)	(7.6)	—	—
Recognized net actuarial loss	1.8	2.0	0.2	0.2
Amortization of unrecognized transition asset	(0.1)	—	—	—
Amortization of prior service cost	0.5	—	—	(0.1)
Net periodic benefit cost	$3.6	$3.5	$1.4	$1.2

	Pension Benefits		Postretirement Benefits Other than Pensions
	Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$7.9	$6.6	$1.2	$0.8
Interest cost	16.3	18.2	2.3	2.6
Expected return on plan assets (a)	(20.5)	(20.9)	—	—
Recognized net actuarial loss	5.3	5.4	0.5	0.3
Amortization of unrecognized transition asset	(0.2)	—	—	—
Amortization of prior service cost	1.0	0.6	—	—
Net periodic benefit cost	$9.8	$9.9	$4.0	$3.7

(a)     The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

The Company expects to contribute approximately $17 million to its pension trusts in 2005, of which approximately $12 million was paid in the first nine months of 2005.

Note 8.  Contingencies and Legal Matters

Litigation

During the third quarter of 2005, the Company settled a previously disclosed lawsuit relating to a vehicle accident pending in the Ontario (Canada) Superior Court of Justice.  The settlement did not have a material effect on the Company’s results of operations or liquidity.

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

Indemnifications

Pursuant to the Distribution Agreement, the Pulp Supply Agreement, the Employee Matters Agreement and the Tax Sharing Agreement, the Company has agreed to indemnify Kimberly-Clark for certain liabilities or risks related to the Spin-Off. Many of the potential indemnification liabilities under these agreements are unknown, remote or highly contingent. Furthermore, in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable agreement. For these reasons, the Company is unable to estimate the maximum potential amount of the potential future liability under the indemnity provisions of these agreements. However, the Company accrues for any potentially indemnifiable liability or risk under these agreements for which it believes a future payment is probable and a range of loss can be reasonably estimated. As of September 30, 2005, management believes the Company’s liability under such indemnification obligations was not material to the consolidated financial statements.

Employees and Labor Relations

Hourly employees at the Pictou pulp mill are represented by Local 440 of the Communications, Energy and Paperworkers Union of Canada pursuant to a collective bargaining agreement expiring on

May 31, 2009.  Hourly employees at the Terrace Bay pulp mill are represented by locals of the United Steelworkers Union (the “USW”) and the International Brotherhood of Electrical Workers with each collective bargaining agreement expiring on May 1, 2007.

Hourly employees at the Munising, Neenah and Whiting paper mills and the Longlac, Ontario timberlands operation are represented by locals of the USW.  The collective bargaining agreements for these facilities, covering approximately 625 domestic and 260 Canadian employees, expired on February 1, 2005, July 1, 2005, July 15, 2005 and September 1, 2005, respectively.  Contract negotiations are currently in process.

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

The Company recorded approximately $0.1 million and $5.3 million for exit costs in connection with the closure, including one-time termination benefits related to early retirement, severance and defined benefit pension plans and other exit costs in the three and nine months ended September 30, 2005.  As of September 30, 2005, termination benefits of approximately $3.3 million had been paid to 101 employees and approximately $1.9 million was accrued but unpaid.  The Company expects to recognize approximately $0.3 million of additional exit costs related to the closure. The Company expects the payment of termination benefits and other activities related to the closure to be substantially complete by the end of 2005.

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

In addition, the Company recorded $0.1 million and $0.3 million of incremental training costs for employees in new positions as a result of the closure in the three and nine months ended September 30, 2005. The Company expects to incur additional closure related training costs of approximately $0.1 million during the remainder of 2005.  Such training costs are expensed as incurred.

As a result of closing the No. 1 Mill, the Company terminated, without penalty, a part of its commitment to supply and Kimberly-Clark’s requirement to purchase northern bleached hardwood kraft pulp pursuant to the terms of the Pulp Supply Agreement. Under the Pulp Supply Agreement, the Company was obligated to provide 40,000, 30,000, 20,000 and 10,000 metric tons of northern bleached hardwood kraft pulp produced at the Terrace Bay mill annually in 2005, 2006, 2007 and 2008, respectively.  The Company’s commitment to supply and Kimberly-Clark’s requirement to purchase northern bleached hardwood kraft pulp pursuant to the terms of the Pulp Supply Agreement from the Pictou mill (in annual quantities which are identical to those shown above) are unchanged.

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

The following table summarizes the net sales and income before interest and taxes (“Operating income”) for each of the Company’s business segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004(a)	2005	2004(a)
Net Sales
Fine Paper	$52.2	$53.0	$166.9	$165.3
Technical Paper	28.7	32.8	99.0	101.7
Pulp	89.6	110.4	303.9	349.3
Intersegment sales	(2.8)	(7.3)	(16.2)	(21.6)
Total	$167.7	$188.9	$553.6	$594.7

(a)     The above amounts of Net sales for 2004 have been increased from the amounts previously reported to be in conformity with EITF 00-10, which prohibits the netting of shipping and handling costs against revenues.  For the three months ended September 30, 2004, amounts reflected for “Net sales” for Fine Paper, Pulp, Intersegment sales and Total increased from the amounts previously reported by $2.2 million, $9.2 million, $(0.5) million and $10.9 million, respectively.  For the nine months ended September 30, 2004, amounts reflected for “Net sales” for Fine Paper, Pulp, Intersegment sales and Total increased from the amounts previously reported by $6.4 million, $31.6 million, $(1.8) million and $36.2 million, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating Income (Loss)
Fine Paper	$12.3	$14.2	$45.3	$50.8
Technical Paper	0.2	4.1	8.0	17.3
Pulp	(9.3)	(8.6)	(23.0)	4.2
Unallocated corporate costs	(1.7)	(1.9)	(5.1)	(2.9)
Total	$1.5	$7.8	$25.2	$69.4

Note 11.  Condensed Consolidating Financial Information

Neenah Paper Company of Canada, Neenah Paper Michigan, Inc. and Neenah Paper Sales, Inc. (the “Subsidiary Guarantors”) guarantee the Company’s Senior Notes.  The Subsidiary Guarantors are 100% owned by the Company and all guarantees are full and unconditional.  The following condensed consolidating financial information is presented in lieu of consolidated financial statements for the Subsidiary Guarantors as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005. Condensed consolidating financial information is not included for the three and nine months ended September 30, 2004 because: (a) historical information required to prepare the comparative consolidating statements was not maintained on a discrete comparable basis within Kimberly-Clark, (b) prior to the Spin-Off, the business operations that now constitute Neenah were not part of separate operating units or divisions of Kimberly-Clark for which discrete financial statements were prepared and (c) the functions and operations of the assets and the related businesses as currently structured are substantially different from that which existed as a part of Kimberly-Clark.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2005

(In millions)

	Neenah Paper, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Consolidated Amounts
Net sales	$19.1	$182.4	$(33.8)	$167.7
Cost of products sold	16.1	170.0	(33.8)	152.3
Gross profit	3.0	12.4	—	15.4
Selling, general and administrative expenses	(0.3)	13.7	—	13.4
Restructuring costs and asset impairment loss	—	0.1	—	0.1
Equity in earnings of subsidiaries	0.4	—	(0.4)	—
Other (income) expense–net	(0.1)	0.5	—	0.4
Operating income (loss)	3.0	(1.9)	0.4	1.5
Interest expense–net	4.5	—	—	4.5
Income (loss) before income taxes	(1.5)	(1.9)	0.4	(3.0)
Provision (benefit) for income taxes	—	(1.5)	—	(1.5)
Net income (loss)	$(1.5)	$(0.4)	$0.4	$(1.5)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2005

(In millions)

	Neenah Paper, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Consolidated Amounts
Net sales	$58.8	$605.5	$(110.7)	$553.6
Cost of products sold	49.8	544.3	(110.7)	483.4
Gross profit	9.0	61.2	—	70.2
Selling, general and administrative expenses	(0.2)	39.8	—	39.6
Restructuring costs and asset impairment loss	—	6.1	—	6.1
Equity in earnings of subsidiaries	(11.1)	—	11.1	—
Other income–net	(0.2)	(0.5)	—	(0.7)
Operating income (loss)	20.5	15.8	(11.1)	25.2
Interest expense–net	13.8	—	—	13.8
Income (loss) before income taxes	6.7	15.8	(11.1)	11.4
Provision (benefit) for income taxes	(1.3)	4.7	—	3.4
Net income (loss)	$8.0	$11.1	$(11.1)	$8.0

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2005

(In millions)

	Neenah Paper, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$40.3	$5.6	$—	$45.9
Accounts receivable–net	(5.5)	72.0	(0.7)	65.8
Inventories	0.8	97.5	—	98.3
Other current assets	7.3	14.0	—	21.3
Total current assets	42.9	189.1	(0.7)	231.3
Property, plant and equipment, at cost	221.5	439.1	—	660.6
Less accumulated depreciation	127.4	269.0	—	396.4
Property, plant and equipment–net	94.1	170.1	—	264.2
Investments in subsidiaries	358.5	—	(358.5)	—
Prepaid and intangible pension costs	10.4	69.8	—	80.2
Other assets	(19.1)	40.5	—	21.4
TOTAL ASSETS	$486.8	$469.5	$(359.2)	$597.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$1.4	$—	$—	$1.4
Accounts payable	11.6	33.9	(0.7)	44.8
Accrued expenses	14.0	30.7	—	44.7
Total current liabilities	27.0	64.6	(0.7)	90.9
Long-term debt	226.6	—	—	226.6
Other noncurrent liabilities	16.8	46.4	—	63.2
TOTAL LIABILITIES	270.4	111.0	(0.7)	380.7
Stockholders’ equity	216.4	358.5	(358.5)	216.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$486.8	$469.5	$(359.2)	$597.1

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2004

(In millions)

	Neenah Paper, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$13.9	$5.2	$—	$19.1
Accounts receivable–net	(2.5)	98.1	(3.2)	92.4
Inventories	0.7	88.0	—	88.7
Other current assets	1.9	1.5	—	3.4
Total current assets	14.0	192.8	(3.2)	203.6
Property, plant and equipment, at cost	212.8	419.9	—	632.7
Less accumulated depreciation	120.9	249.0	—	369.9
Property, plant and equipment–net	91.9	170.9	—	262.8
Investments in subsidiaries	362.5	—	(362.5)	—
Prepaid and intangible pension costs	10.4	62.5	—	72.9
Other assets	(11.7)	38.1	—	26.4
TOTAL ASSETS	$467.1	$464.3	$(365.7)	$565.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15.1	$38.7	$(3.2)	$50.6
Accrued expenses	8.5	28.1	—	36.6
Total current liabilities	23.6	66.8	(3.2)	87.2
Long-term debt	225.0	—	—	225.0
Other noncurrent liabilities	21.4	35.0	—	56.4
TOTAL LIABILITIES	270.0	101.8	(3.2)	368.6
Stockholders’ equity	197.1	362.5	(362.5)	197.1
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$467.1	$464.3	$(365.7)	$565.7

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2005

(In millions)

	Neenah Paper, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income (loss)	$8.0	$11.1	$(11.1)	$8.0
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8.4	13.1	—	21.5
Asset impairment loss	—	0.8	—	0.8
Deferred income tax provision (benefit)	(0.9)	2.6	—	1.7
Loss on asset dispositions	0.1	0.1	—	0.2
Decrease (increase) in working capital	(0.6)	14.7	—	14.1
Equity in earnings of subsidiaries	(11.1)	—	11.1	—
Pension and other post-retirement benefits	3.6	(3.1)	—	0.5
Other	—	(0.5)	—	(0.5)
NET CASH PROVIDED BY OPERATING ACTIVITIES	7.5	38.8	—	46.3

INVESTING ACTIVITIES
Capital expenditures	(9.1)	(8.9)	—	(18.0)
Other	—	(0.1)	—	(0.1)
NET CASH USED IN INVESTING ACTIVITIES	(9.1)	(9.0)	—	(18.1)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	3.4	—	—	3.4
Repayments of long-term debt	(0.8)	—	—	(0.8)
Proceeds from issuance of short-term debt	2.3	—	—	2.3
Repayments of short-term debt	(2.1)	—	—	(2.1)
Cash dividends paid	(4.4)	—	—	(4.4)
Other	29.6	(29.6)	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	28.0	(29.6)	—	(1.6)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	0.2	—	0.2

NET INCREASE IN CASH AND CASH EQUIVALENTS	26.4	0.4	—	26.8
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13.9	5.2	—	19.1
CASH AND CASH EQUIVALENTS, END OF PERIOD	$40.3	$5.6	$—	$45.9

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the three and nine months ended September 30, 2005 and 2004. Also discussed is our financial position as of September 30, 2005. You should read this discussion in conjunction with our consolidated and combined financial statements and the notes to those consolidated and combined financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended by Form 10-K/A. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, income before interest and income taxes (which we refer to as “operating income”) and other information relevant to an understanding of our results of operations for the three and nine months ended September 30, 2005 and 2004.

Analysis of Net Sales—Three and Nine Months Ended September 30, 2005 and 2004

The following table presents net sales by segment, expressed as a percentage of total net sales before the elimination of intersegment sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Fine Paper	31%	27%	30%	27%
Technical Paper	17	17	17	16
Pulp	52	56	53	57
Consolidated	100%	100%	100%	100%

The following table presents our net sales by segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004(a)	2005	2004(a)
Fine Paper	$52.2	$53.0	$166.9	$165.3
Technical Paper	28.7	32.8	99.0	101.7
Pulp	89.6	110.4	303.9	349.3
Intersegment sales	(2.8)	(7.3)	(16.2)	(21.6)
Consolidated	$167.7	$188.9	$553.6	$594.7

(a)          The above amounts of Net sales for 2004 have been increased from the amounts previously reported to be in conformity with EITF 00-10, which prohibits the netting of shipping and handling costs against revenues.  For the three months ended September 30, 2004, amounts reflected for “Net sales” for Fine Paper, Pulp, Intersegment sales and Total increased from the amounts previously reported by $2.2 million, $9.2 million, $(0.5) million and $10.9 million, respectively.  For the nine months ended September 30, 2004, amounts reflected for “Net sales” for Fine Paper, Pulp, Intersegment sales and Total increased from the amounts previously reported by $6.4 million, $31.6 million, $(1.8) million and $36.2 million, respectively.

Commentary:

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

	Change in Net Sales Compared to Prior Period
		Change Due To
	Total Change	Volume	Net Price	Product Mix
Fine paper	$(0.8)	$(2.8)	$1.3	$0.7
Technical paper	(4.1)	(3.3)	0.3	(1.1)
Pulp (a)	(20.8)	(17.7)	(8.6)	5.5
Intersegment sales	4.5	—	—	4.5
Consolidated	$(21.2)	$(23.8)	$(7.0)	$9.6

(a)          Sales of pulp by our Canadian manufacturing facilities are invoiced in U.S. dollars in accordance with industry practice; therefore, no currency effects are presented in our analysis of the change in net sales for our pulp operations.

Consolidated net sales were 11% lower in the three months ended September 30, 2005 compared to the prior year period primarily due to lower shipments and selling prices for pulp. The lower pulp volume was primarily due to the closure on May 1, 2005 of the smaller of the two single-line pulp mills at our Terrace Bay facility (the “No. 1 Mill”).

•                  Net sales in our fine paper business decreased $0.8 million, or 1%, due in part to a decrease in unbranded unit volumes. Higher selling prices and favorable product mix partially offset the lower volume.  Higher selling prices reflected realization of price increases on branded products implemented in December 2004 and, to a lesser extent, August 2005.  A decrease in sales of relatively lower priced unbranded products in the current quarter was largely responsible for the favorable product mix.

•                  Net sales in our technical paper business decreased $4.1 million, or 12%, primarily due to a 9% decrease in unit volumes. The lower volumes resulted from exiting certain lower margin supply agreements, reduced demand for selected products and the effects of the installation and start-up of major new capital components on a paper machine at the Munising mill.  Unfavorable product mix reflected a lower proportion of label and specialty product sales.  Favorable net price was due to a price increase implemented in the fourth quarter of 2004 and a pricing surcharge in the third quarter of 2005 to recover increases in oil-based raw material costs that was partially offset by the payment of a one-time contract termination fee and lower pricing in certain industrial markets.

•                  Net sales in our pulp business decreased $20.8 million, or 19%, primarily due to a 16% decrease in shipments and lower average net selling prices. The decrease in shipments reflected the closure of the No. 1 Mill. Average net selling prices were unfavorable due to higher discounts (approximately $6.4 million) on pulp sales to Kimberly-Clark pursuant to our pulp supply agreement and average market prices for softwood pulp that were $42 per metric ton lower than the prior year period.  Favorable product mix was due to a higher proportion of softwood pulp sales and increased sales of logs to sawmills and veneer manufacturers.

Commentary:

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

	Change in Net Sales Compared to Prior Period
		Change Due To
	Total Change	Volume	Net Price	Product Mix
Fine paper	$1.6	$2.1	$1.5	$(2.0)
Technical paper	(2.7)	(0.9)	0.7	(2.5)
Pulp (a)	(45.4)	(47.3)	(13.1)	15.0
Intersegment sales	5.4	—	—	5.4
Consolidated	$(41.1)	$(46.1)	$(10.9)	$15.9

(a)          Sales of pulp by our Canadian manufacturing facilities are invoiced in U.S. dollars in accordance with industry practice; therefore, no currency effects are presented in our analysis of the change in net sales for our pulp operations.

Consolidated net sales for the nine months ended September 30, 2005 were 7% lower than the prior year period primarily due to lower shipments and selling prices for pulp. The decrease in pulp volume and pricing was partially offset by favorable product mix and improved volume and pricing for our Fine Paper business.

•                  Net sales in our fine paper business increased $1.6 million, or 1%, primarily due to growth in unit volumes and higher average selling prices. Increased unit volumes were primarily due to new product introductions and seasonally stronger first quarter annual report volume, while higher selling prices reflected realization of a price increase on branded products implemented in December 2004.  These favorable factors were partially offset by a product mix reflecting increased sales of lower-priced unbranded products.

•                  Net sales in our technical paper business decreased $2.7 million, or 3%, primarily due to lower sales of labels and specialty products including heat transfer. Product mix was unfavorable primarily due to a lower proportion of label and specialty product sales. In addition to reduced label and specialty sales, lower volumes resulted from exiting certain lower margin supply agreements and the effects of certain capital projects at the Munising mill in the third quarter of 2005.  Average selling prices were favorable to the prior year as a price increase in the fourth quarter of 2004 and a surcharge implemented in the third quarter of 2005 to recover increases in oil related raw material costs were offset by the payment of a one-time contract termination fee in the third quarter of 2005 and lower pricing in certain industrial markets.

•                  Net sales in our pulp business decreased $45.4 million, or 13%, primarily due to a decrease in shipments and lower average net selling prices, partially offset by favorable product mix.  The lower shipment volume was primarily due to the closure of the No. 1 Mill and, to a lesser extent, an increase in inventories during the first quarter of 2005 to comply with contractually required safety stock levels as we become a supplier of market pulp. Average net selling prices decreased as higher average market prices for softwood and hardwood pulp of 2% and 10%, respectively, were more than offset by larger discounts (approximately $21.0 million) on pulp sales to Kimberly-Clark. These unfavorable effects were partially offset by favorable product mix due to selling a higher proportion of softwood pulp and increased sales of logs to sawmills and veneer manufacturers.

The following table sets forth line items from our condensed consolidated and combined statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	90.8	87.7	87.3	82.9
Gross profit	9.2	12.3	12.7	17.1
Selling, general and administrative expenses	8.0	5.8	7.2	5.0
Restructuring costs and asset impairment loss	—	—	1.1	—
Other (income) expense–net	0.3	2.4	(0.1)	0.4
Operating income	0.9	4.1	4.5	11.7
Interest expense-net	2.7	—	2.5	—
Income (loss) before income taxes	(1.8)	4.1	2.0	11.7
Provision (benefit) for income taxes	(0.9)	1.7	0.6	4.4
Net income (loss)	(0.9)%	2.4%	1.4%	7.3%

Analysis of Operating Income —Three and Nine Months Ended September 30, 2005 and 2004

The following table sets forth our operating income (loss) by segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Fine Paper	$12.3	$14.2	$45.3	$50.8
Technical Paper	0.2	4.1	8.0	17.3
Pulp	(9.3)	(8.6)	(23.0)	4.2
Unallocated corporate costs	(1.7)	(1.9)	(5.1)	(2.9)
Total	$1.5	$7.8	$25.2	$69.4

Commentary:

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

	Change in Operating Income Compared to Prior Period
		Change Due To
	Total Change	Volume	Net Price (a)	Material Costs (b)	Currency	Other (c)
Fine paper	$(1.9)	$(1.0)	$1.2	$(0.8)	$—	$(1.3)
Technical paper	(3.9)	(0.9)	(0.5)	(1.4)	—	(1.1)
Pulp	(0.7)	(2.7)	(5.6)	(0.7)	(3.8)	12.1
Unallocated corporate costs	0.2	—	—	—	—	0.2
Consolidated	$(6.3)	$(4.6)	$(4.9)	$(2.9)	$(3.8)	$9.9

(a)          Includes price changes, net of pulp discounts and changes in product mix.

(b)         Includes price changes for raw materials, utilities and materials used in the manufacturing process.

(c)          Includes restructuring costs, annual maintenance-related downtime spending, other materials, manufacturing labor, distribution and selling, general and administrative expenses.

Consolidated operating income for the three months ended September 30, 2005 decreased $6.3 million or 81% compared to 2004 primarily due to lower pulp prices, unfavorable pulp and paper volumes, unfavorable currency translation effects related to the strengthening of the Canadian dollar compared to the U.S. dollar, higher raw material and energy costs and expenses related to our operation as a stand-alone company.  These unfavorable effects were partially offset by lower costs for annual maintenance-related downtime and other items.

•                  Operating income for our fine paper business decreased $1.9 million, or 13%, primarily due to lower volume, increased costs related to our operation as a stand-alone company and higher raw material and energy costs.  Higher net prices, due to the realization of a price increase implemented in December 2004 and, to a lesser extent, August 2005 were largely offset by lower volume due to a decrease in sales of unbranded products.

•                  Operating income for our technical paper business decreased $3.9 million due to higher oil-based raw material costs (primarily latex), unfavorable product mix, lower unit volume and increased costs related to our operation as a stand-alone company.

•                  The operating loss for our pulp business increased $0.7 million from the prior year. The change was primarily due to lower average selling prices, unfavorable currency translation effects related to the continued strengthening of the Canadian dollar compared to the U.S. dollar, lower pulp shipments and costs related to our operation as a stand-alone company. Lower pulp selling prices were primarily due to higher discounts on pulp sales to Kimberly-Clark under the terms of our pulp supply agreement and lower average market prices for softwood pulp, partially offset by favorable product mix due to a higher proportion of softwood pulp sales. These effects were largely offset by lower spending for annual maintenance-related downtime, the write-off of a customer receivable in the prior year period and realized gains on currency and pulp hedges. Favorable costs for maintenance-related downtime were primarily due to decreased spending in the current quarter at our Terrace Bay facility and a shift in the timing of maintenance downtime at our Pictou mill to twelve days in October 2005 from five days in each of September and October 2004.  In addition, downtime at Terrace Bay was extended in the current quarter to allow us to increase chip inventories.

Commentary:

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

	Change in Operating Income Compared to Prior Period
		Change Due To
	Total Change	Volume	Net Price (b)	Material Costs (c)	Currency	Other (d)
Fine paper	$(5.5)	$0.9	$(1.1)	$(3.4)	$—	$(1.9)
Technical paper	(9.3)	(0.7)	0.5	(5.7)	—	(3.4)
Pulp (a)	(27.2)	(9.9)	(7.0)	(9.4)	(19.8)	18.9
Unallocated corporate costs	(2.2)	—	—	—	—	(2.2)
Consolidated	$(44.2)	$(9.7)	$(7.6)	$(18.5)	$(19.8)	$11.4

(a)          The operating loss for our pulp business in 2005 includes charges of $6.1 million for restructuring costs ($5.3 million) and a non-cash asset impairment loss ($0.8 million) related to the closure of the No. 1 Mill.

(b)         Includes price changes, net of pulp discounts and changes in product mix.

(c)          Includes price changes for raw materials, utilities and materials used in the manufacturing process.

(d)         Includes restructuring costs, annual maintenance-related downtime spending, other materials, manufacturing labor, distribution and selling, general and administrative expenses.

Consolidated operating income for the nine months ended September 30, 2005 decreased $44.2 million or 64% compared to 2004 primarily due to unfavorable currency translation effects, higher raw material and energy costs, lower pulp volume, costs related to our operation as a stand-alone company and costs associated with the closure of the No. 1 Mill.  These unfavorable effects were partially offset by lower spending for annual maintenance-related downtime, cost savings related to the closure of the No. 1 Mill and the benefits of manufacturing cost reduction programs.

•                  Operating income for our fine paper business decreased $5.5 million, or 11%, primarily due to higher costs for fiber, increased costs related to our operation as a stand-alone company, higher freight costs and lower average net selling prices, partially offset by higher sales volumes.  Lower average net selling prices were primarily due to a product mix with increased sales of lower priced unbranded products, partially offset by the realization of a price increase for branded products implemented in December 2004.

•                  Operating income for our technical paper business decreased $9.3 million, or 54%, due to higher raw material costs (primarily for latex), increased costs related to our operation as a stand-alone company and higher energy costs (primarily for coal).

•                  Operating income for our pulp business decreased $27.2 million from the prior year and resulted in an operating loss of $23.0 million primarily due to unfavorable currency translation effects related to continued strengthening of the Canadian dollar compared to the U.S. dollar, lower pulp volume and higher raw material costs, primarily for fiber and chemicals.  In addition, results were adversely affected by higher costs related to our operation as a stand-alone company, a restructuring charge related to the closure of the No. 1 Mill and lower net prices. These effects were only partially offset by reduced spending for annual maintenance-related downtime, cost savings related to the closure of the No. 1 Mill and the benefits of manufacturing cost reduction programs.

Additional Statement of Operations Commentary:

•                  Selling, general and administrative expenses were $13.4 million and $11.0 million for the three months ended September 30, 2005 and 2004, respectively. Selling, general and administrative expenses were $39.6 million and $29.7 million for the nine months ended September 30, 2005 and 2004, respectively. We incurred $7.7 million and $22.3 million of expenses in the three and nine months ended September 30, 2005, respectively, related to our operation as a stand-alone company following the Spin-Off, of which $5.8 million and $16.9 million were reflected in selling, general and administrative expenses.

•                  We incurred $4.5 and $13.8 million of net interest expense (including $0.5 million and $1.5 million of amortization of debt issuance costs) primarily on our $225 million of senior notes for the three and nine months ended September 30, 2005, respectively. Kimberly-Clark used a centralized approach to cash management and the financing of its operations. As a result, prior to the Spin-off, none of Kimberly-Clark’s cash, cash equivalents, debt or interest income or expense was allocated to the Pulp and Paper Business in the three and nine months ended September 30, 2004.

•                  The effective tax rate was 50.0% and 42.3% for the three months ended September 30, 2005 and 2004, respectively. The effective tax rate was 29.8% and 37.6% for the nine months ended September 30, 2005 and 2004, respectively. The decrease in the rate for the nine months ended September 30, 2005, was primarily due to our generating a higher proportion of income in tax jurisdictions with relatively lower marginal tax rates and an increase in the proportion of non-taxable income items to pretax income.  The increase in the effective tax rate for the three months ended September 30, 2005 was due to the benefit reflected in the quarter of the lower full-year estimated effective tax rate.

Liquidity and Capital Resources

	Nine Months Ended September 30,
(In millions)	2005	2004
Net cash flow provided by (used in):
Operating activities	$46.3	$62.0
Investment activities	(18.1)	(12.7)
Financing activities	(1.6)	(49.3)
Capital expenditures	18.0	13.5

Operating Cash Flow Commentary

•                  Cash provided by operations of $46.3 million for the nine months ended September 30, 2005 decreased $15.7 million from the comparable period of the prior year. This decrease was the result of lower net income (excluding the non-cash effects of deferred income taxes and depreciation), partially offset by a $13.2 million larger decrease in operating working capital in 2005 compared to 2004.  Lower depreciation expense in 2005 was primarily due to the asset impairment write-down of our Terrace Bay facility in December 2004.

•                  During the first nine months of 2005, our investment in working capital decreased $14.1 million primarily due to lower accounts receivable and accrued but unpaid interest on our senior notes and costs related to the closure of the No. 1 Mill, partially offset by higher finished goods and raw material inventories, income tax payments and a decrease in accounts payable.  The decrease in accounts receivable was primarily due to lower pulp shipments and higher discounts on pulp sales to Kimberly-Clark. The increase in finished goods inventory was primarily due to our decision to build inventories during the first quarter of 2005 to meet customer requirements as we transition to a supplier of market pulp. For the first nine months of 2004, our investment in operating working capital decreased by $0.9 million as higher accounts receivable were more than offset by a reduction in other components of operating working capital.

Investing Commentary:

•                  Capital spending for the first nine months of 2005 of $18.0 million was $4.5 million higher than the comparable prior year period.  The increased spending was primarily for the acquisition and installation of enterprise resource planning (ERP) software and leasehold improvements at our new research and development center. We anticipate that total capital expenditures for 2005 and 2006 will be higher than they have been on average for historical periods. We have planned capital expenditure programs for which we anticipate spending approximately $30 million in 2005 and $40 million in 2006.

These amounts include approximately $4 million in 2005 and approximately $8 million in 2006 for planned capital expenditures at our manufacturing facilities relating to enhanced protection of the environment. We have reduced our estimate of capital spending for 2005 due to delays in receiving regulatory approval for certain environmental projects in Nova Scotia and reduced spending at our Terrace Bay facility as a result of reducing the length of the annual maintenance shutdown.

Financing Commentary:

•                  Our liquidity requirements are being provided by cash on-hand, cash generated from operations and short- and long-term borrowings. Prior to the Spin-Off, our financing (net of cash transfers to Kimberly-Clark) was provided by Kimberly-Clark.

•                  We financed the acquisition of our ERP software ($3.6 million) through vendor financing payable over three years.  We financed our current year insurance premiums ($2.3 million) through the issuance of a short-term note.  In the first nine months of 2005, payments under the agreements for our ERP software and insurance premiums were $0.8 million and $2.1 million, respectively.

•                  We paid cash dividends of $0.30 per share or $4.4 million in the first nine months of 2005.

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

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. We believe that the estimates, assumptions and judgments described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our most recent Annual Report on Form 10-K, as amended, have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. The critical accounting policies used in the preparation of the consolidated and combined financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regard to estimates used. These critical judgments relate to the timing of recognizing sales revenue, the recoverability of deferred income tax assets, pension benefits and future cash flows associated with impairment testing of long-lived assets.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), or in releases made by the Securities and Exchange Commission or the SEC, all as may be amended from time to time. Statements contained in this quarterly report that are not historical facts may be forward-looking statements within the meaning of the PSLRA. Any such forward-looking statements reflect our beliefs and assumptions and are based on information currently available to us. Forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements we make are not guarantees or indicative of future performance. For additional information regarding factors that may cause our results of operations to differ materially from those presented herein, please see “Risk Factors” contained in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the fiscal year ended December 31, 2004 and as are detailed from time to time in other reports we file with the SEC.

You can identify forward-looking statements as those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “contemplate,” “estimate,” “believe,” “plan,” “project,” “predict,” “potential” or “continue,” or the negative of these, or similar terms. In evaluating these forward-looking statements, you should consider the following factors, as well as others contained in our public filings from time to time, which may cause our actual results to differ materially from any forward-looking statement:

•                  general economic conditions, particularly in the United States and Canada;

•                  fluctuations in global equity and fixed-income markets;

•                  the competitive environment;

•                  fluctuations in commodity prices, exchange rates (in particular changes in the U.S./Canadian dollar currency exchange rate) and interest rates;

•                  the cost or availability of wood, other raw materials and energy;

•                  unanticipated expenditures related to the cost of compliance with environmental and other governmental regulations;

•                  our ability to control costs and implement measures designed to enhance operating efficiencies;

•                  the loss of current customers or the inability to obtain new customers;

•                  the cyclical nature of our pulp business;

•                  increases in the funding requirements for our pension liabilities;

•                  changes in asset valuations including write-downs of assets including fixed assets, inventory, accounts receivable or other assets for impairment or other reasons;

•                  our existing and future indebtedness;

•                  other risks that are detailed from time to time in reports we file with the SEC.

Any subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth or referred to above, as well as the risk factors contained in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2004. Except as required by law, we disclaim any obligation to update such statements or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

We use hedging arrangements to reduce our exposure to exchange rate fluctuations, although these arrangements could result in us incurring higher costs than we would incur without the arrangements. In the first nine months of 2005, the Company entered into a series of foreign currency forward exchange contracts, designated as cash flow hedges, of U.S dollar denominated pulp sales. At September 30, 2005, the Company had foreign currency contracts outstanding in a notional amount of $259 million Canadian dollars. The fair value of the contracts was $13.8 million U.S. dollars and was reflected on the balance sheet as an asset. The weighted average exchange rate for the foreign currency contracts at September 30, 2005 was $0.812 U.S. dollars per Canadian dollar and the contracts extend through May 2007.

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

We use hedging arrangements to reduce our exposure to pulp price fluctuations, although these arrangements could result in us incurring higher costs than we would incur without the arrangements. During the first nine months of 2005, the Company also entered into a series of pulp futures contracts to hedge fluctuations in pulp prices through December 2006.  At September 30, 2005, the Company had future contracts for 189,000 metric tons of pulp with a notional amount of approximately $120 million. The fair value of the contracts was $0.3 million and was reflected on the balance sheet as an asset.  The weighted average price for the pulp futures contracts at September 30, 2005 was $636 per metric ton.

Interest Rate Risk

We are exposed to interest rate risk on our fixed rate long-term debt and our variable rate bank debt. Our objective is to manage the impact of interest rate changes on earnings and cash flows from our variable rate debt and on the market value of our fixed rate debt. At September 30, 2005, we had $226.6 million of fixed rate long-term debt outstanding and no variable rate borrowings outstanding under our revolving credit agreement. We are exposed to fluctuations in the fair value of our fixed rate long-term debt resulting from changes in market interest rates, but not to fluctuations in our earnings or cash flows. At September 30, 2005, the fair value of our long-term debt was approximately $214.1 million based upon the quoted market price of the senior notes. A 100 basis point increase in interest rates would not affect our interest expense because at September 30, 2005, we had no variable rate borrowings outstanding.

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

As of September 30, 2005, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2005.

Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

During the third quarter of 2005, the Company settled a previously disclosed lawsuit relating to a vehicle accident pending in the Ontario (Canada) Superior Court of Justice.  The settlement did not have a material effect on the Company’s results of operations or liquidity.

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

November 8, 2005