Form 10-K
period 2005-12-31
Neenah Paper Inc
filed 2006-03-13
CIK 1296435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 001-32240

NEENAH PAPER, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1308307
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
3460 Preston Ridge Road	30005
Alpharetta, Georgia	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (678) 566-6500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock—$0.01 Par Value	New York Stock Exchange
Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2005 (based on the closing stock price on the New York Stock Exchange) on such date was $457 million.

As of February 28, 2006, there were 14,766,203 shares of the Company’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the definitive proxy statement for the Company’s Annual Meeting of Stockholders to be held on May 3, 2006 is incorporated by reference into Part III hereof.

PART I

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” “Neenah” or the “Company” are intended to mean Neenah Paper, Inc. and its consolidated subsidiaries.

Item 1.                        Business

Overview

Neenah, a Delaware corporation, was incorporated in April 2004 in contemplation of the spin-off by Kimberly-Clark Corporation (“Kimberly-Clark”) of its Canadian pulp business and its fine paper and technical products businesses in the United States (collectively, the “Pulp and Paper Business”). We had no material assets or activities until Kimberly-Clark’s transfer to us of the Pulp and Paper business on November 30, 2004. On that date, Kimberly-Clark completed the distribution of all of the shares of our common stock to the stockholders of Kimberly-Clark (the “Spin-Off”). Kimberly-Clark stockholders received a dividend of one share of our common stock for every 33 shares of Kimberly-Clark common stock held. Based on a private letter ruling Kimberly-Clark received from the Internal Revenue Service, receipt of our shares in the Spin-Off was tax-free for United States federal income tax purposes. Following the Spin-Off, we are an independent, public company and Kimberly-Clark has no ownership interest in us.

We are a leading North American producer of premium fine papers and technical products. We also produce bleached kraft market pulp in Canada, where we own approximately one million acres of timberlands and have non-exclusive rights to harvest wood off approximately 4.8 million acres of other timberlands. We have three primary operations: our fine paper business, our technical products business and our pulp business.

Our fine paper business is a leading producer of premium writing, text, cover and specialty papers used in corporate annual reports, corporate identity packages, invitations, personal stationery and high-end packaging. Our products include some of the most recognized and preferred papers in North America, where we enjoy leading market positions in many of our product categories. We sell our products primarily to authorized paper distributors, converters and specialty businesses. Our fine paper manufacturing facilities are located in Neenah and Whiting, Wisconsin.

Our technical products business is a leading producer of durable, saturated and coated base papers and films for a variety of end uses. We sell our technical products globally into 15 product categories, and we focus on categories where we believe we are a market leader or have a competitive advantage, which include, among others, the specialty tape, label, abrasive, medical packaging and heat transfer technical products markets. We are also a global supplier of materials used to create customer-specific components for furniture, book covers and original equipment manufacturers’ products. Our customers are located in more than 35 countries and include 3M Company, Perfecseal, Avery Dennison Corporation and Saint-Gobain Group. Our technical products manufacturing facility is located in Munising, Michigan.

Our pulp business primarily produces northern bleached softwood kraft pulp used by paper mills to manufacturer tissue and printing and writing papers. Our pulp business consists of mills located in Pictou, Nova Scotia and Terrace Bay, Ontario, together with related timberlands. The Pictou mill is comprised of a single-line pulp facility, which produces primarily softwood pulp, as well as timberlands encompassing approximately one million acres of owned and 200,000 acres of licensed or managed land in Nova Scotia. Timberland operations on land owned and licensed by the Pictou mill are provided by third-party contractors. In 2005, the Pictou mill produced approximately 265,000 metric tons of bleached kraft pulp.

On May 1, 2005, we closed the smaller of two single-line pulp mills at the Terrace Bay facility (the “No. 1 Mill”). The No. 1 Mill was originally constructed in 1948 and had annual capacity of approximately 125,000 tons of bleached kraft pulp. Following the closure of the No. 1 Mill, the Terrace Bay mill is comprised of a single-line pulp facility, which produces primarily softwood pulp, and a timberlands operation. Terrace Bay holds non-exclusive rights under a sustainable forest license to harvest wood off approximately 4.6 million acres of land owned by the Province of Ontario. In 2005, the Terrace Bay mill produced approximately 375,000 metric tons of pulp, including approximately 45,000 metric tons at the No. 1 Mill.

Recent Developments

In February 2006, we suspended pulp manufacturing activities at our Terrace Bay pulp mill as a result of a lack of wood fiber for its operations. The mill’s fiber supply has been exhausted as a result of a strike by the approximately 250 woodlands workers employed by our forestry operations that supply wood fiber to the mill (See “Employee and Labor Relations”). Pulp shipments will continue until the mill’s finished goods inventory is exhausted.

Most of the approximately 400 hourly and salaried workers employed at the mill were laid off for an indefinite period during the two weeks following the commencement of closure activities. A small group of hourly and salaried employees will remain at the facility for security operations, boiler and related equipment operation and maintenance during the warm shutdown. An extended work stoppage at the mill could have a material impact on our liquidity and results of operations.

Company Structure

Our corporate structure consists of Neenah Paper, Inc., and three wholly owned subsidiaries.

Neenah Paper, Inc.   Neenah Paper is a Delaware corporation that holds our trademarks and patents related to all of our businesses, the real estate, the mills and the manufacturing assets associated with our fine paper business, and all of the equity in our subsidiaries which are listed below. The common stock of Neenah Paper is publicly traded on the New York Stock Exchange under the symbol “NP.”

Neenah Paper Sales, Inc.   Neenah Paper Sales is a Delaware corporation that owns all of our U.S. inventory and certain other assets.

Neenah Paper Michigan, Inc.   Neenah Paper Michigan is a Delaware corporation that owns the real estate, the mill and the manufacturing assets associated with our technical products business.

Neenah Paper Company of Canada.   Neenah Paper Company of Canada is a Nova Scotia unlimited liability company and wholly owned subsidiary of Neenah Paper. It owns the real estate, the mills and the manufacturing assets associated with our pulp business operations in Pictou, Nova Scotia and Terrace Bay, Ontario. It also conducts timberlands operations in the Provinces of Ontario and Nova Scotia.

History of the Businesses

Fine Paper Business.   The fine paper business was incorporated in 1885 as the Neenah Paper Company, which initially operated a single paper mill located adjacent to the Fox River in Neenah, Wisconsin. Kimberly-Clark acquired the mill in 1956. In 1981, Kimberly-Clark purchased an additional mill located in Whiting, Wisconsin to increase the production capacity of the fine paper business. In the late 1980s and early 1990s, Kimberly-Clark expanded the capacity of the fine paper business in response to increased demand by rebuilding Whiting’s two paper machines and building two new paper machines at the Whiting mill. The Neenah facility underwent a major expansion in the early 1990s with the installation of a new paper machine, a new finishing center, a new customer service center and a distribution center expansion. As a result of decreased demand, in the 2000s the Neenah mill retired two of its older paper machines.

Technical Products Business.   In 1952, Kimberly-Clark purchased the Munising mill, located in Munising, Michigan, which previously had produced sulfite pulp and butcher wrap paper. Subsequent to the purchase, Kimberly-Clark converted the mill to produce durable, saturated and coated papers for sale and use in a variety of industrial applications for its technical products business.

Pulp Business.   The Pictou pulp mill was built in 1967 by the Scott Paper Company. Kimberly-Clark acquired the Pictou pulp mill and related timberlands operations in 1995 as part of its merger with the Scott Paper Company. The Terrace Bay pulp mill was built by Kimberly-Clark in 1948 on the north shore of Lake Superior in Ontario, Canada. In the mid-1970s, Kimberly-Clark added a second pulp mill at Terrace Bay and in the early 1980s rebuilt other portions of the pulp mill. The Terrace Bay operation includes the Longlac timberlands operation, in existence since 1937, which harvests wood from land owned by the Ontario government for pulp production at the Terrace Bay mill. In May 2005, we closed the No. 1 Mill (See “Overview”).

Business Strategy

Increase the Size of our Paper Businesses relative to our overall Product Mix.   Our experienced team of employees and management are pursuing business strategies designed to take advantage of our existing strengths in our paper businesses—including our strong market positions, efficient operations, high-quality products and well recognized brands—while responding to the challenges faced by each unit. We expect to seek growth opportunities in our paper businesses, both organically and through acquisitions, that will allow these businesses to represent an increasing portion of Neenah Paper’s overall business composition.

Deliver Consistent Profitable Growth.   We believe that our fine paper and technical products production assets provide us with a flexible, efficient and low cost platform for growth and that our focus on cost efficiencies in pulp operations also will allow us to improve our results.

Provide Investors with Attractive Returns on Capital.   Return on capital is an important metric and we believe that operating as a stand-alone company better allows us to allocate capital to our core businesses based on business priority and financial returns. We have achieved improvements in both our supply chain and management of working capital through the integration of these efforts within the Company and expect to achieve additional gains through the full implementation of our enterprise resource planning system and other tools. We also expect to provide returns to investors by paying dividends in line with peer companies.

Transition to a Market Pulp Producer.   We are continuing to transition from an internal supplier of pulp as a part of Kimberly-Clark to a producer of market pulp. As part of this effort, we have developed an external pulp sales function, and are making appropriate improvements in bale quality, customer support and technical support to establish a broader market pulp customer base.

Products

Fine Paper Business.   The fine paper business manufactures and sells branded world-class premium writing, text, cover and specialty papers used in corporate annual reports, corporate identity packages, invitations, personal stationery and high-end packaging. Net sales of the fine paper business were approximately $222 million in 2005, $221 million in 2004 and $210 million in 2003.

Premium writing papers are used for business and personal stationery, corporate letterhead, corporate identity packages, private watermarked papers, envelopes and similar end-use applications. Market leading writing papers are sold by the fine paper business under the CLASSIC®, ENVIRONMENT®, NEENAH®, ATLAS® and OLD COUNCIL TREE® trademarks, which are denoted by a brand watermark in each sheet of writing paper. During 2005, we successfully introduced the EAMES™ Paper Collection which leveraged processes from both our Fine Paper and Technical Product Business to create three unique finishes and 16 new colors inspired by the work of the designers Charles and Ray Eames. The fine paper business also sells private watermarked and other custom manufactured writing papers.

Text and cover papers are used in applications such as corporate annual reports, corporate identity packages, insert advertising, direct mail, facility brochures, business cards, hang tags, scrapbooks, and a variety of other uses where colors, textured finishes or heavier weight papers are desired. Our brands in this category include CLASSIC®, CLASSIC CREST® and ENVIRONMENT®. We also sell a variety of custom paper colors, paper finishes, and duplex/laminated papers.

The fine paper business produces and sells other specialty papers, including translucent papers, art papers, papers for optical scanning and other specialized applications, under the UV/ULTRA® II trademark and other brands.

Technical Products Business.   The technical products business is a leading producer of durable, saturated and coated base papers and films for a variety of end uses, including tapes, premask, abrasives, labels, medical packaging, decorative components and heat transfer papers. Net sales of our technical products business were approximately $131 million in 2005, $132 million in 2004 and $122 million in 2003. KIMDURA®, MUNISING LP®, PREVAIL™ and NEENAH® are brands of our technical products business.

Products of the technical products business are typically sold to other manufacturers as a component of a finished product. The technical products business sells its products into five major market segments—tape, premask, abrasives, label and medical packaging—and ten other specialty segments. Several key market segments served, including tape and abrasives, are global in scope.

The technical products business produces tape base sheets from latex saturated crepe and flat papers and sells them to manufacturers to produce finished pressure sensitive products for sale in automotive, automotive aftermarket, industrial general purpose, transportation, manufacturing and building construction applications. Premask paper is used as a protective over wrap for products during the manufacturing process and for applying signs, labeling and other finished products.

The technical products business is a leading producer of latex saturated and coated abrasive backing papers for use by sandpaper manufacturers. The finished lightweight sandpaper is sold in the automotive, automotive aftermarket, construction, metal and woodworking industries for both waterproof and dry sanding applications.

Label and tag products are produced from saturated (latex impregnated) base label stock and purchased synthetic (bi-axially stretched polypropylene film) base label stock. Top coatings are applied to the base label stock to allow for high quality variable and digital printing. The synthetic label stock of the technical products business is recognized as a high quality, UV (ultra-violet) stable product used for outdoor applications. The business sells its label and tag stock to pressure sensitive coaters, who in turn sell the coated label and tag stock to the label printing community.

The technical products business’s medical packaging paper is a polymer impregnated base sheet that provides a breathable sterilization barrier. When sealed together with film, this paper becomes a medical packaging material that allows sterilization from steam, ethylene oxide, or gamma radiation and at the same time provides unique barrier properties.

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

Heat transfer papers are used to transfer an image from paper to tee shirts, hats, coffee mugs, and other surfaces. The technical products business produces and applies a proprietary imaging coating to its heat transfer papers for use in digital printing applications. Heat transfer papers are primarily sold through large retail outlets and through master distributors who then offer small quantity options and services to the large number of customers in the supply channel.

The technical products business also produces and sells several other specialty papers including furniture backer, clean room paper and release paper.

Pulp Business.   Our pulp mills produce virgin northern bleached softwood and hardwood kraft pulp and various blends of each for sale to paper mill customers located primarily in North America and Europe. In 2005, more than 75% of our mills’ output was consumed by Kimberly-Clark and approximately 5% was used by our fine paper and technical products businesses. The Pictou pulp mill’s major products are Pictou HARMONY® Softwood (northern bleached softwood kraft pulp) and Pictou Hardwood (northern bleached hardwood kraft pulp. The Terrace Bay mill’s major product is a fully bleached northern softwood kraft pulp used to manufacture publication, printing and writing, specialty papers and tissue grades. The Terrace Bay operation also sells softwood and hardwood logs from its timberlands operations to sawmills and veneer manufacturers who, in turn, sell wood chips and sawdust to Terrace Bay.

Net sales of our pulp business were approximately $401 million in 2005, $449 million in 2004 and $405 million in 2003.

Markets and Customers

Fine Paper Business.   Premium papers are used primarily for stationery and corporate identification applications and represent approximately 3% of the uncoated free sheet market. The stationery segment of this market is divided into cotton and sulfite grades. The text and cover paper segment of the market, used in corporate identification applications, is split between smooth papers and textured papers. Text papers have traditionally been utilized for special, high end collateral material such as corporate brochures, annual reports and special edition books. Cover papers are used as covers primarily for business cards, pocket folders, brochures and report covers including annual corporate reports.

The fine paper business sells its products through our sales and marketing organizations primarily in three channels: authorized paper distributors, converters and direct sales to specialty businesses. Distributor sales account for more than 80% of our customer base in the fine paper business, including distributor owned paper stores. There is also a small but growing sales channel in office supply catalogs and business copy center stores, primarily to distributors in North America. Less than 5% of the sales of our fine paper business in 2005 were exported to international distributors in Europe, South Africa, Asia and Australia.

Sales to the fine paper business’s two largest customers (both of which are distributors) represented approximately 35% of its total sales in 2005. We have limited our distribution agreements to improve our ability to control the marketing of our products. Although a complete loss of either of these customers would cause a temporary decline in the business’s sales volume, the decline could be partially offset by expanding sales to existing distributors, and further offset over a several month period with the addition of new distributors.

Technical Products Business.   The technical products business relies on a direct sales team and marketing organization to sell its products into 15 separate market segments in the U.S. and more than 35 export markets. Such segments, broadly defined as polymer impregnated and synthetic paper, include papers used as components in the following applications: saturated label, clean room papers, release papers, abrasives, masking tape, decal premask, heat transfer, medical packaging, decorative components, durable printing papers, furniture components, washable tag, and industrial components. Our technical products business is recognized as a leading specialty paper manufacturer in the following market segments: furniture components, washable tag, decal premask, saturated label, clean room, saturated release paper, reinforced medical packaging and saturated abrasive backings.

Several traditional products (abrasives, tapes, labels) are used in markets that are directly affected by economic business cycles. Other market segments such as heat transfer papers used in small/home office and consumer applications are relatively stable. Price competition is common in most of the segments served by the technical products business and has increased due to a trend of using film and other lower cost substrates instead of paper in some applications.

The technical products business relies on a team of direct sales representatives and customer service representatives to market and sell approximately 95% of its sales volume directly to customers and converters. Less than 5% of the sales of the technical products business are sold through industrial distributors.

The technical products business has over 500 customers worldwide. The distribution of sales in 2005 was approximately 70% in North America, 15% in Europe and 15% in Latin America and Asia. Customers typically convert and transform base papers and film into finished rolls and sheets by adding adhesives, coatings and finishes. Such transformed product is then sold to end-users.

Several of the smaller customers of the technical products business are large multinational corporations with multiple manufacturing locations. The primary global customers of the technical products business are 3M Company, Perfecseal, Avery Dennison Corporation and Saint-Gobain Group.

Pulp Business.   Northern bleached softwood kraft pulp is used by paper mills to manufacture tissue and printing and writing paper. In 2005, worldwide demand for northern bleached softwood kraft market pulp (which excludes pulp produced for internal consumption by integrated pulp manufacturers) was estimated to be 13.0 million metric tons, of which about 6.6 million metric tons were produced in Canada. Western Europe consumed an estimated 5.7 million metric tons of northern bleached softwood kraft pulp in 2005, followed by the United States at 2.9 million metric tons and China at 1.6 million metric tons.

In 2005, Terrace Bay and Pictou produced about 335,000 metric tons and 225,000 metric tons, respectively, of northern bleached softwood kraft pulp. In 2005, approximately 80% of our pulp mills’ northern bleached softwood kraft pulp production was transferred to Kimberly-Clark. Our pulp mills have historically transferred more than 90% of their output of northern bleached softwood kraft pulp to Kimberly-Clark.

In 2005, worldwide demand for northern bleached hardwood market pulp was estimated to be 18.1 million metric tons of which an estimated 1.7 million metric tons were northern bleached hardwood kraft pulp produced in Canada. In 2005, the United States consumed approximately 0.6 million metric tons of Canadian northern bleached hardwood kraft pulp, followed by Asia at 0.54 and Europe at 0.25 million metric tons.

In 2005, both our Terrace Bay and Pictou mills produced about 40,000 metric tons of northern bleached hardwood kraft pulp. In 2005, our pulp mills transferred approximately 50,000 metric tons of northern bleached hardwood kraft pulp to Kimberly-Clark and less than 10,000 metric tons to our fine paper business. The balance of the pulp mills’ output of northern bleached hardwood kraft pulp was sold to paper mills in the northeastern and midwestern United States.

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

Historically, our pulp mills have transferred their pulp directly to Kimberly-Clark and used brokers for sales to external customers. We will utilize our internal sales team to generate sales to external customers.

For the years ended December 31, 2005, 2004 and 2003, we had pulp sales to Kimberly-Clark of $309 million, $351 million and $305 million, respectively. No single customer, other than Kimberly-Clark, accounted for more than 10% of our net sales in those years.

Raw Materials and Energy

Fine Paper Business.   Hardwood pulp is the primary fiber used to produce products of the fine paper business. Our fine paper business consumed approximately 63,000, 54,000 and 48,000 metric tons of hardwood pulp in 2005, 2004 and 2003, respectively. Other significant raw material inputs in the production of fine paper products include cotton fiber, recycled fiber, dyes and fillers. An interruption in our supply of cotton could adversely affect our fine paper sales. Except for pulp, the fine paper business purchases all of its raw materials externally.

Technical Products Business.   The technical products business purchases latex, a primary raw material used to produce its products, from various suppliers. Softwood pulp is the other main raw material consumed, approximately two-thirds of which is supplied by the Terrace Bay pulp mill. Except for pulp, the technical products business purchases all of its other raw material requirements externally. We believe that all of the raw materials that must be purchased for our technical products operations, except for certain specialty latex grades, are readily available from several sources and that the loss of a single supplier would not cause a shutdown of our manufacturing operations. An interruption in the supply of certain latex specialty grades, however, could disrupt and eventually cause a shutdown of production of certain technical products.

Pulp Business.   Wood chips are the primary raw material needed to produce hardwood and softwood pulp. Our Terrace Bay mill obtains approximately 50% of its wood chip needs from pulpwood and logs harvested from timberlands licensed to us by the Province of Ontario. The balance of the mill’s fiber requirements are met through wood chips purchased from local sawmills. In February 2006, we suspended pulp manufacturing activities at our Terrace Bay pulp mill as a result of a lack of wood fiber for its operations. The mill’s fiber supply has been exhausted as a result of a strike by the woodlands workers who are employed by our forestry operations that supply wood fiber to the mill (See “Recent Developments”). The Pictou mill obtains its wood chips from several sawmills under agreements whereby Pictou supplies to the sawmills wood harvested from its own timberlands and 200,000 acres of licensed and managed land in Nova Scotia, and in return the sawmills supply wood chips to the Pictou mill. The price of wood chips can vary significantly based on the cost of logs, the strength of demand in the lumber and pulp markets and the amount of timber available for harvesting on government owned land. Other important raw materials used by our pulp mills are chemicals and supplies. Our pulp mills purchase all of these other raw materials externally.

Except for wood chips used by our pulp mills and certain specialty latex grades used by our technical products business, we are not aware of any significant concentration of business transacted with a particular supplier that could, if suddenly eliminated, have a material adverse affect on our operations. In 2005, two suppliers provided over 70% of the wood chips used by the Pictou mill and three suppliers provided approximately 50% of the wood chips used by the Terrace Bay mill. During 2005, scheduled downtime at our Terrace Bay mill was extended, in part, to allow us to replenish the inventory of wood chips. While we believe that alternative sources of critical supplies, such as wood chips, would be available, disruption of our primary sources could create a temporary, adverse effect on product shipments. An interruption in the supply of a latex specialty grade to our technical products business, which we currently obtain from a single source, could disrupt and eventually cause a shutdown of production of certain technical products.

Energy

The pulp and paper making processes use significant amounts of energy, primarily electricity, natural gas, oil, coal and bark fuel to operate the equipment and paper machines used in the manufacture of pulp and the products of the fine paper and technical products businesses. In January 2006, we entered into an agreement to purchase 350 million tons per year of “Green Steam” to supply energy at our Neenah paper mill. We anticipate that the agreement will substantially reduce the mill’s annual consumption of natural gas. We generate substantially all of our electrical energy at the Munising and Pictou mills and approximately one-half of the electrical energy at the Terrace Bay mill. We also purchase electrical energy from external sources.

Availability of energy is not expected to be a problem in the foreseeable future, but the purchase price of such energy can and likely will fluctuate significantly based on changes in demand and other factors. In February 2006, the Ontario Minister of Energy extended revenue limits on certain of Ontario Power Generation’s unregulated assets through 2008. The revenue limits are intended to provide more stable and predictable pricing for large electricity consumers. We anticipate that, despite the revenue limits, our cost of energy at the Terrace Bay mill will increase in 2006 due to the expiration on December 31, 2005 of a fixed price contract for electricity. The ratification of the Kyoto Protocol by Canada may result in lower limits for the emission of carbon dioxide and other greenhouse gases. The specific emission limitations in respect of our Canadian operations are unknown and uncertain and may increase costs.

An adequate supply of water is needed to manufacture our products. We believe that there is an adequate supply of water for this purpose at each of our manufacturing locations.

Working Capital

Fine Paper Business.   The fine paper business maintains approximately 20 to 22 days of raw material inventories to support its paper making operations and about 30 days of finished goods inventory to fill customer orders. Its sales terms range between 20 and 30 days for payment by its customers, with 20 day terms used most often. Supplier invoices are typically paid within 30 days.

Technical Products Business.   On average, the technical products business maintains approximately 10 to 12 days of inventory of raw materials and supplies to support its manufacturing operations and approximately 18 to 20 days of finished goods inventory to support customer orders for its products. Sales terms in the technical products business vary depending on the type of product sold and customer category. Extended credit terms of up to 60 days are typically offered to customers located in export markets. On average supplier invoices are paid in approximately 20 days.

Pulp Business.   The pulp mills maintain harvested log inventories on the ground for up to six months. They also maintain other raw material and supplies inventories ranging from 3 to 30 days to support their pulp making operations. The pulp mills typically maintain finished pulp inventories of 7 to 8 days to fill customer orders, and inventories related to a few grades for up to 60 days. For purchases other than wood chips, the pulp mills typically carry accounts payable at 30 to 45 day levels in accordance with various purchasing terms. Chip purchases are generally paid in 5 to 10 days from receipt. Sales terms generally range from 30 to 60 days with the majority at 45 days pursuant to the pulp supply agreement with Kimberly-Clark.

Competition

Fine Paper Business.   We believe that our fine paper business is a leading supplier of premium writing, text, cover and specialty papers in North America. The fine paper business competes directly in this market with Mohawk Fine Papers Inc., Fox River Paper Company, Wausau Paper Corp. and other smaller companies. We believe that the primary bases of competition for premium writing, text and cover papers are brand recognition, product quality, service, availability and promotional support, with price being a less important factor. We have and will continue to invest in advertising and other programs aimed at graphic designers, printers and corporate end-users in order to communicate the advantages of using our products.

Technical Products Business.   In the tapes, abrasives, medical packaging, label and decorative components segments, our technical products business competes in North American and global markets with a number of large multinational competitors, including Arjo Wiggins USA, Inc., FiberMark, Inc., MeadWestvaco Corporation, Arkwright, Inc. and Ahlstrom Corporation. It also competes in some, but not all, of these segments with smaller regional manufacturers, such as Monadnock Paper Mills, Inc. We believe the bases of competition in most of these segments are the ability to design and develop customized product features to meet customer specifications while maintaining quality and customer service and price. We believe that our research and development program gives us an advantage in customizing base papers to meet customer needs. Although delivered pricing has become an increasingly important factor in supplier selection, our technical products business has been able to retain and to grow its customer base in recent years.

Pulp Business.   The principal competitors of our pulp mills in the production of softwood and hardwood kraft pulp are Tembec, West Fraser Timber Co. Ltd, SFK Pulp Fund, Bowater Incorporated and Domtar Inc. In addition, competition in hardwood pulp is increasing from lower priced eucalyptus pulp manufacturers in South America. Most of this pulp is sold to paper mills in the eastern and midwestern United States and in Europe. The basis of competition for pulp is primarily price, including the freight cost to customer locations, pulp performance attributes and consistent quality. Pulp pricing is cyclical with increases and decreases primarily driven by general economic conditions and pulp production capacity.

Research and Development

Our main research and development laboratory is located in Roswell, Georgia. The technical products business maintains a research and development laboratory in Munising, Michigan to support its strategy of developing new products and technologies, and to support growth in its existing product lines and other strategically important markets. We have continually invested in product research and development with spending of $2.3 million in 2005, $1.7 million in 2004 and $2.1 million in 2003.

Intellectual Property

We own more than 50 trademarks with registrations in approximately 50 countries. Our business has built its market leading reputation on trademarked brands that date back as far as 1908. The CLASSIC family of brands is one of the most well known and respected trademarks in the printing and writing industry. The CLASSIC family includes CLASSIC CREST®, The CLASSIC® Laid, CLASSIC® Linen, CLASSIC COLUMNS® and CLASSIC COTTON® papers. The CLASSIC family of products with the addition of the ENVIRONMENT®, ATLAS™, OLD COUNCIL TREE® and UV/ULTRA® II brands have played an important role in the marketing of the product lines of the fine paper business, which are recognized as an industry leader for quality, consistency and printing applications.

The KIMDURA® and MUNISING LP® trademarks have made a significant contribution to the marketing of synthetic film and clean room papers of the technical products business.

We own more than 40 patents and have multiple pending patent applications in the United States, Canada, Western Europe and certain other countries covering heat transfer paper, abrasives, medical packaging and fiber modification in the pulping process. We believe that our heat transfer patents have contributed to establishing the technical products business as a leading supplier of heat transfer papers.

Backlog and Seasonality

Fine Paper Business.   The fine paper business has historically experienced a steady flow of orders with marginally higher sales in the first quarter due to annual report production and a slight reduction in the third quarter due to maintenance downtime. Orders for stock products are typically shipped within two days, while custom orders are shipped within two to three weeks of receipt. Raw material purchases and manufacturing schedules are planned based on a combination of historical trends, customer forecasts and current market conditions. The order backlogs in the fine paper business on December 31, 2005 and December 31, 2004 were $4.1 million and $4.3 million, respectively, representing six and five days, respectively, of sales. We expect to fill these orders within the current fiscal year.

Technical Products Business.   Historically, the technical products business has had a steady quarter to quarter shipments flow with small reductions in the third and fourth quarters due to international customer vacations and other downtime in the third quarter and a reduction in inventory levels by our customers in the fourth quarter. Notwithstanding relatively steady shipments from quarter to quarter, the order flow for the technical products business is subject to seasonal peaks for several of its products, such as the larger volume grades of tape, abrasives, premask, and label stock used primarily in the downstream finished goods manufacturing process. To assure timely shipments during these seasonal peaks, the technical products business has agreements with customers accounting for approximately 35% of its annual sales to manufacture orders and hold them in inventory for later shipment. The technical products business also manages these peaks with sales on consignment. Such sales represent less than 10% of the technical products business’s annual sales. Orders are typically shipped within six to eight weeks of receipt of the order. However, the technical products business periodically experiences periods where order entry levels surge, and order backlogs can increase substantially. Raw materials are purchased and manufacturing schedules are planned based on customer forecasts, current market conditions and individual orders for custom products. The order backlogs in the technical products business on December 31, 2005 and December 31, 2004 were approximately $17 million and $32 million, respectively, representing approximately 12 percent and 24 percent of prior year sales, respectively. We expect to fill these orders within the current fiscal year.

Pulp Business.   Each of our pulp mills has historically taken a 10 to 14-day shutdown each year for major maintenance, typically in either May or September, thereby reducing pulp shipments in the second and third quarters. Shutdowns for maintenance and capital projects are sometimes taken in other quarters, resulting in a variation in quarter-to-quarter pulp shipments. In 2005, the Terrace Bay mill maintenance shutdown occurred in September and was shortened to four days while the maintenance shutdown at the Pictou mill was taken in the fourth quarter. With the closure of the No.1 Mill, we would expect that future maintenance shutdowns at our Terrace Bay mill would be shorter than the historical norm. Customer order patterns are consistent, except for a moderate reduction in European orders in the summer. In North America, orders are generally placed one month in advance, while European orders are based on a three-month rolling forecast.

Employee and Labor Relations

As of December 31, 2005, we had approximately 1,900 regular full time employees of whom 620 hourly and 280 salaried employees were located in the United States and 780 hourly and 220 salaried employees were located in Canada.

On June 1, 2005, hourly employees at the Pictou pulp mill, represented by Local 440 of the Communications, Energy and Paperworkers Union of Canada and the Company executed a new collective bargaining agreement expiring on May 31, 2009. Hourly employees at the Terrace Bay pulp mill are represented by locals of the United Steelworkers (the “USW”) and the International Brotherhood of Electrical Workers with each collective bargaining agreement expiring on May 1, 2007.

Hourly employees at the Longlac, Ontario operations are represented by Local 1-2693 of the USW with a collective bargaining agreement which expired on September 1, 2005. On January 30, 2006, the hourly employees working in the Company’s Longlac, Ontario woodlands operations commenced a strike. In February 2006, we suspended pulp manufacturing activities at our Terrace Bay pulp mill as a result of a lack of wood fiber for its operations. An extended work stoppage at the Terrace Bay mill could have a material impact on the liquidity and results of operations of the Company (See “Recent Developments”).

Hourly employees at the Munising, Neenah and Whiting paper mills are represented by locals of the USW. On December 23, 2005, hourly employees at the Munising paper mill, represented by Locals 7-0087 and 7-0096 of the USW voted to accept a new collective bargaining agreement expiring on July 15, 2009. On January 8, 2006, hourly employees at the Whiting paper mill, represented by Local 7-370 of the USW voted to accept a new collective bargaining agreement expiring on February 1, 2009. On February 21, 2006, hourly employees at the Neenah paper mill, represented by Local 7-1170 of the USW voted to accept a new collective bargaining agreement expiring on July 1, 2009. Additionally, these mills have bargained jointly with the union on pension matters. The agreements on pension matters for these mills expire June 30, 2007.

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

We incur capital expenditures necessary to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States and Canada. For these purposes, we have capital expenditure programs for which we incurred approximately $1 million of spending in 2005 of which no material amount is the result of environmental fines or settlements. We anticipate expenditures for major environmental projects during the period 2006 through 2010 will include approximately $20 million to reconfigure the effluent treatment system at the Pictou mill and between $15 million and $25 million for equipment and engineering to abate total sulphur emissions and for other environmental matters at the Pictou and Terrace Bay mills, to remove and replace transformers containing polychlorinated biphenyls at the Terrace Bay mill, to improve stream crossings in the timberlands licensed from the Province of Ontario. The timing and amount of such expenditures will depend on the outcome of negotiations with regulatory authorities, the results of engineering studies and the remediation methods ultimately selected. These capital expenditures are not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

AVAILABLE INFORMATION

We are subject to the reporting requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934. As such, we file annual, quarterly and current reports, proxy statements and other information, with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet at the SEC’s web site at www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room in Washington, D.C., 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our common stock is traded on the New York Stock Exchange under the symbol “NP”. You may inspect the reports, proxy statements and other information concerning us at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

Our web site is www.neenah.com. Our reports on Form 10-K, Form 10-Q and Form 8-K, as well as amendments to those reports, are and will be available free of charge on our web site as soon as reasonably practicable after we file or furnish such reports with the SEC. In addition, you may request a copy of any of these reports (excluding exhibits) at no cost by writing to us at: Investor Relations, Neenah Paper, Inc., 3460 Preston Ridge Road, Suite 600, Alpharetta, Georgia 30005.

Item 1A.                Risk Factors

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

The following chart shows price information for northern bleached softwood kraft pulp from 1980 to 2005 and illustrates the cyclical nature of the pulp industry:

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

In February 2006, we suspended pulp manufacturing activities at our Terrace Bay pulp mill as a result of a lack of wood fiber for its operations. The mill’s fiber supply has been exhausted as a result of a strike by the approximately 250 woodlands workers who are employed by our forestry operations that supply wood fiber to the mill (See “Employee and Labor Relations”).

Most of the approximately 400 hourly and salaried workers employed at the mill were laid off for an indefinite period during the two weeks following the commencement of closure activities. A small group of hourly and salaried employees are expected to remain at the facility for security operations, boiler and related equipment operation and maintenance during the warm shutdown. An extended work stoppage at the mill could have a material impact on our liquidity and results of operations.

If our pulp business had been operated on a stand-alone basis during 2004 (prior to the Spin-Off) and 2003 and if transfers of pulp to Kimberly-Clark in those years had reflected the prices at which we are selling pulp to Kimberly-Clark after the Spin-Off, we estimate that our pulp business would have reported gross profit (losses) of approximately $19 million and $21 million in 2004 and 2003, respectively. Those pro forma gross profit (losses) would have represented in 2004 and 2003 a decrease in our gross profit of about $26 million and about $25 million, respectively. The decrease in gross profit would have resulted primarily from lower market prices for pulp during those years, the resulting prices at which we would have transferred pulp to Kimberly-Clark during those years, the high costs at our Terrace Bay mill and the impact of a weakening U.S. dollar relative to the Canadian dollar in 2004 and 2003. For our pulp business to be profitable, we must reduce costs at our Terrace Bay mill even if pulp prices increase. Although we are attempting to implement strategies to reduce costs at the mill, we can give no assurance that we will be able to reduce those costs to a level at which we can profitably sell pulp produced by our Terrace Bay mill.

Fluctuations in currency exchange rates could adversely affect our results.

Changes in the Canadian dollar exchange rate relative to the U.S. dollar have an effect on our results of operations and cash flows. Exchange rate fluctuations can have a material impact on our financial results because substantially all of our pulp mills’ expenses are incurred in Canadian dollars and our pulp revenues are denominated in U.S. dollars. For example, in 2005, a hypothetical $0.01 increase in the Canadian dollar relative to the U.S. dollar would have decreased our income before income taxes by more than $5 million, excluding additional currency remeasurement losses. We anticipate continued strength for the Canadian dollar relative to the U.S. dollar.

We use hedging arrangements to reduce our exposure to exchange rate fluctuations, although these arrangements could result in us incurring higher costs than we would incur without the arrangements.

The following chart shows changes in the U.S./Canadian dollar exchange rate from 1980 to 2005:

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

We purchase a substantial portion of the raw materials and energy necessary to produce our products on the open market, and, as a result, the price and other terms of those purchases are subject to change based on factors such as worldwide supply and demand and government regulation. We do not have significant influence over our raw material or energy prices and generally do not possess enough power to pass increases in those prices along to purchasers of our products, unless those increases coincide with increased demand for the product. Therefore, raw material or energy prices could increase at the same time that prices for our products are decreasing. In addition, we may not be able to recoup other cost increases we may experience, such as those resulting from inflation or from increases in wages or salaries or increases in health care, pension or other employee benefits costs, insurance costs or other costs.

We obtain most of the wood fiber we require for our Terrace Bay pulp mill and a portion of the wood fiber required for our Pictou pulp mill from timberland areas licensed by the Ontario and Nova Scotia provincial governments, respectively. These governments have granted us non-exclusive licenses for substantial timberland areas from which we obtain fiber, and we also obtain fiber harvested from timberland areas licensed to others by these governments. There can be no assurance that the amount of fiber that we are allowed to harvest from these licensed areas will not be decreased, or that our licenses will continue to be renewed or extended by the governments on acceptable terms. In each of the areas where our Canadian pulp mills are located, there is increasing competition for wood fiber from various other users. Concerns over the sustainability of forestry practices, particularly in the “boreal forest” area of northern Canada, may also lead to reductions in the timberlands available for harvest to supply our pulp mills. A number of North American non-governmental environmental organizations have launched a campaign to permanently set aside and protect from harvesting significant portions of boreal forest, including portions of the timberlands that supply wood to the Terrace Bay mill. In addition, aboriginal groups have made land claims against various levels of government which, if successful, would further reduce the timberlands from which wood could be harvested for our mills. Changes in governmental practices and policies as they apply to us and to others from whom we obtain fiber also may result in less fiber being available, increased costs to obtain the fiber and additional expense in meeting forestry and silvicultural standards. These results could have a material adverse effect upon our financial position, liquidity and results of operations.

In addition, in 2005, two suppliers provided over 70% of the wood chips used by the Pictou mill and three suppliers provided approximately 50% of the wood chips used by the Terrace Bay mill. While we believe that alternative sources of critical supplies, such as wood chips, would be available, disruption of our primary sources could create a temporary, adverse effect on product shipments. Also, an interruption in supply of a latex specialty grade to our technical products business, which we currently obtain from a single source, could disrupt and eventually cause a shutdown of production of certain technical products.

Our mills may experience unexpected or prolonged shutdowns, which would adversely affect our financial position and results of operations.

Our pulp mills require annual shutdowns to perform major maintenance because they normally operate continuously. We generally schedule shutdowns of two weeks each year at our mills. The annual scheduled shutdown of our pulp mills impacts our profitability and cash flow in the fiscal quarter in which the shutdown occurs. The annual pulp mill maintenance shutdowns at Terrace Bay and Pictou occurred in September and October 2005, which resulted in substantially lower operating results and lower production volumes for those months. In addition to scheduled shutdowns, as described above, depressed pulp prices may cause pulp mills to shut down for a period of time if pulp prices fall to a level where it would be uneconomic to operate the mill.

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

If our mills are shut down, they may experience prolonged startup periods, regardless of the reason for the shutdown. Those startup periods could range from several days to several weeks, depending on the reason for the shutdown and other factors. The annual pulp mill maintenance shutdowns at Terrace Bay and Pictou are scheduled to occur in May and September 2006, respectively. The shutdown of any of our mills for a substantial period of time for any reason could have a material adverse effect on our financial position and results of operations.

The results of our pulp business will depend on our pulp supply agreement with Kimberly-Clark and our ability to supply other customers.

The results of our pulp business prior to the Spin-Off were based almost entirely on pulp transfers to Kimberly-Clark. Kimberly-Clark is our largest customer and purchases pulp from us pursuant to the terms of a pulp supply agreement. If the pulp supply agreement were to be terminated, our financial condition and results of operations would be materially and adversely affected.

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

We have experienced and may continue to experience decreased demand for some of our existing products. For example, our fine paper business has experienced decreased demand as a result of the growing use of digital and electronic communications media, while our technical products business must cope with a trend to replace durable papers with synthetic films. Our pulp business, and in particular the northern bleached hardwood kraft pulp produced at our Terrace Bay mill, must compete with an increasing supply of, and in some cases customer preference for, lower priced eucalyptus pulps produced by competitors in the southern hemisphere. If we are unable to implement our business strategies to develop new sources of demand to effectively respond to decreased demand for our existing products, our financial position and results of operations would be adversely affected.

The terms of our pulp supply agreement with Kimberly-Clark may require us, at times, to sell pulp at prices that are lower than the prices at which we may be able to sell pulp to other customers.

Our pulp supply agreement with Kimberly-Clark requires us to supply and Kimberly-Clark to purchase pulp from our pulp mills through 2008. The prices at which we sell pulp to Kimberly-Clark under the supply agreement reflect a discount from published industry index prices that may be greater or less than the discount reflected in sales to other customers. The pulp supply agreement also contains minimum and maximum prices for northern bleached softwood kraft pulp shipped to North America prior to December 31, 2007 which may result in us charging Kimberly-Clark prices that are lower than those we could obtain from other customers.

On January 17, 2006, the Company and Kimberly-Clark entered into an amendment (the “PSA Amendment”) to the Pulp Supply Agreement. The PSA Amendment provides the Company with the option to reduce its annual softwood and hardwood supply obligation to Kimberly-Clark to 235,000 air dried metric tons (“ADMT”) in 2006, 235,000 ADMT in 2007 and 215,000 ADMT in 2008. The Company can only exercise such option by giving Kimberly-Clark advance written notice of its election to do so prior to June 30, 2007. The Company’s right to give such notice is also subject to certain limitations that affect the timing and the effective date of the notice.

Additionally, the PSA Amendment provides Kimberly-Clark with the option to reduce its annual purchase obligation for North American northern bleached softwood kraft pulp during 2006 by up to 50,000 ADMT. The PSA Amendment also permits Kimberly-Clark to reduce its purchase obligation from the Company’s Terrace Bay, Ontario pulp operations (“Terrace Bay”), on one occasion only, by up to an additional 80,000 ADMT in the event that Terrace Bay resumes operations following a Terrace Bay Force Majeure Event (as defined in the PSA Amendment) .

The preceding description is a summary of principal provisions of the PSA Amendment and is qualified in its entirety by the PSA Amendment.

Further, our pulp supply agreement is a supply-or-pay arrangement. Accordingly, if we do not supply the required minimum quantities of pulp to Kimberly-Clark, we must pay Kimberly-Clark for the shortfall based on the difference between the contract price and any higher price that Kimberly-Clark otherwise pays to purchase the pulp, plus 10% of the difference. If such an event were to occur, our business could be materially adversely affected.

Our activities are subject to extensive government regulation, which could increase our costs, cause us to incur liabilities and adversely affect the manufacturing and marketing of our products.

Our operations are subject to federal, state, provincial and local laws, regulations and ordinances in both the United States and Canada relating to various environmental, health and safety matters. The nature of our operations requires that we invest capital and incur operating costs to comply with those laws, regulations and ordinances and exposes us to the risk of claims concerning non-compliance with environmental, health and safety laws or standards. We cannot assure that significant additional expenditures will not be required to maintain compliance with, or satisfy potential claims arising from, such laws, regulations and ordinances. Future events, such as changes in existing laws and regulations or contamination of sites owned, operated or used for waste disposal by us (including currently unknown contamination and contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs that could require significantly higher capital expenditures and operating costs, which would reduce the funds otherwise available for operations, capital expenditures, future business opportunities or other purposes. For example, the ratification of the Kyoto Protocol by Canada may result in lower limits for the emission of carbon dioxide and other greenhouse gases. The specific limitations with respect to our Canadian operations are unknown and uncertain and may result in increased costs.

The outcome of legal actions and claims may adversely affect us.

We are involved in legal actions and claims arising in the ordinary course of our business. The outcome of such legal actions and claims against us cannot be predicted with certainty. The legal actions and claims against us could have a material adverse effect on our financial condition, results of operations and liquidity.

We have significant pension liabilities.

We have significant pension liabilities which could require future funding beyond that which we have funded in the past or which we currently anticipate. At December 31, 2005, our projected pension benefit obligations exceeded the fair value of pension plan assets by approximately $75 million. In 2005 total contributions to our pension trust were $20.3 million, including $1.6 million for special termination benefits related to the closure of the No. 1 Mill. A material increase in funding requirements could have a material adverse effect on our cash flows and liquidity.

Labor interruptions would adversely affect our business.

All of our hourly paid employees are unionized. In addition, some of our key customers and suppliers are also unionized. The labor agreement with hourly employees at our Longlac, Ontario woodlands operation has expired. On January 30, 2006, the hourly employees working in the Company’s Longlac, Ontario woodlands operations commenced a strike. In February 2006, we suspended pulp manufacturing activities at our Terrace Bay pulp mill as a result of a lack of wood fiber for its operations. (See

“Business—Recent Developments”).  Strikes, lockouts or other work stoppages or slow downs involving our unionized employees could have a material adverse effect on us.

Our operating results are likely to fluctuate.

Our operating results are subject to substantial quarterly and annual fluctuations due to a number of factors, many of which are beyond our control. Such factors may include, among others, the relative strength of the Canadian dollar versus the U.S. dollar, changes in the market price of pulp, the effects of competitive pricing pressures, decreases in average selling prices of our products, production capacity levels and manufacturing yields, availability and cost of products from our suppliers, the gain or loss of significant customers, our ability to develop, introduce and market new products and technologies on a timely basis, changes in the mix of products produced and sold, seasonal customer demand and environmental costs. Operating results also could be adversely affected by increasing interest rates and other general economic conditions causing a downturn in the market for paper products. The foregoing factors are difficult to forecast, and these or other factors could materially adversely affect our quarterly or annual operating results.

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

As of December 31, 2005, we had $225 million of senior notes outstanding. In addition, we had $150 million of capacity on our revolving credit agreement, with no amounts outstanding. Our leverage could have important consequences. For example, it could:

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

Our revolving credit facility accrues interest at variable rates. As of December 31, 2005, we had $150.0 million of capacity under our revolving credit facility that was reduced by $5.2 million of outstanding letters of credit to $144.8 million of availability. We may reduce our exposure to rising interest rates by entering into interest rate hedging arrangements, although those arrangements may result in us incurring higher interest expenses than we would incur without the arrangements. If interest rates increase in the absence of such arrangements, we will need to dedicate more of our cash flow from operations to make payments on our debt. For more information on our liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our revolving credit agreement is secured by substantially all of our assets.

As of December 31, 2005, we had $150 million of capacity on our revolving credit agreement, with no amounts outstanding. Availability under the credit facility will fluctuate over time depending on the value of our inventory, receivables and various capital assets. An extended work stoppage could result in a decrease in the value of the assets securing our credit facility. A reduction in availability under the revolving credit facility could have a material adverse effect on our liquidity.

Our failure to comply with the covenants contained in our revolving credit facility or the indenture governing the notes could result in an event of default that could cause acceleration of our indebtedness.

Our failure to comply with the covenants and other requirements contained in the indenture governing the notes, our revolving credit facility or our other debt instruments could cause an event of default under the relevant debt instrument. The occurrence of an event of default could trigger a default under our other debt instruments, prohibit us from accessing additional borrowings and permit the holders of the defaulted debt to declare amounts outstanding with respect to that debt to be immediately due and payable. Our assets or cash flows may not be sufficient to fully repay borrowings under our outstanding debt instruments, and we may be unable to refinance or restructure the payments on indebtedness on favorable terms, or at all.

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

Our ability to make scheduled payments or to refinance our obligations with respect to the notes, our other debt and our other liabilities will depend on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and to certain financial, business and other factors beyond our control. If our cash flow and capital resources are insufficient to fund our debt obligations and other liabilities, we could face substantial liquidity problems and may be forced to reduce or delay scheduled expansions and capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. We cannot assure that our operating performance, cash flow and capital resources will be sufficient to repay our debt in the future. In the event that we are required to dispose of material assets or operations or restructure our debt to meet our debt and other obligations, we can make no assurances as to the terms of any such transaction or how quickly any such transaction could be completed.

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

Risks Related to the Spin-Off and Our Separation from Kimberly-Clark

Our historical financial data, prior to the Spin-Off, is not representative of our results as a separate company and, therefore, will not be reliable as an indicator of our future performance.

The historical combined financial data we have included in this Annual Report present the results of operations and financial position of the businesses transferred to us as they were historically operated by Kimberly-Clark. Accordingly, this data is not indicative of our future performance, nor does it reflect what our financial position and results of operations would have been had we operated as a separate, independent company during the periods presented. This is because, among other things:

•       our pulp mills now supply pulp to Kimberly-Clark on terms that are significantly different than those in place prior to the Spin-Off ;

•       we now supply pulp to other customers instead of supplying more than 90% of our production to Kimberly-Clark;

•       for periods presented prior to the Spin-Off, we have made adjustments and allocations, primarily with respect to corporate and administrative costs, because Kimberly-Clark did not account for us as, and we were not operated as, a single, stand-alone business;

•       the information does not reflect changes resulting from our separation from Kimberly-Clark, including taxes, capital spending projects, employee and transition services matters, the establishment of new offices and certain ongoing incremental expenses such as selling, general and administrative expenses; and

•       we are incurring interest expense related to the issuance of $225 million principal amount of 7.375% senior notes due 2014 and our entry into a credit agreement that provides for up to $150 million of secured borrowings.

For additional information about our past financial performance, see “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited and unaudited historical consolidated and combined financial statements included elsewhere in this Annual Report.

We could incur significant tax liabilities if the Spin-Off becomes a taxable event.

Kimberly-Clark received a private letter ruling from the U.S. Internal Revenue Service regarding the U.S. federal income tax consequences of the Spin-Off substantially to the effect that, for U.S. federal income tax purposes, the transfer of the Pulp and Paper business to us by Kimberly-Clark and the distribution of our common stock qualified as a tax-free transaction under Sections 368(a)(1)(D) and 355 of the Internal Revenue Code of 1986, as amended. Although the private letter ruling is generally binding on the Internal Revenue Service, if the factual representations and assumptions made in the private letter ruling were incorrect in any material respect at the time of the Spin-Off, the private letter ruling could be retroactively revoked or modified by the Internal Revenue Service. If, notwithstanding the private letter ruling, the Spin-Off is determined to be a taxable transaction, our stockholders and Kimberly-Clark could be subject to significant U.S. federal income tax liability.

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

Although the taxes described above generally would be imposed on Kimberly-Clark and its stockholders, under the tax sharing agreement, we may be required to indemnify Kimberly-Clark for all or a portion of these taxes. In addition, under U.S. federal income tax laws, we and Kimberly-Clark would both be liable for Kimberly-Clark’s U.S. federal income taxes resulting from the Spin-Off being taxable even though Kimberly-Clark may be required under the tax sharing agreement to indemnify us for such taxes. If we were to be required to indemnify Kimberly-Clark for taxes incurred as a result of the Spin-Off being taxable, or were otherwise liable for and required to pay such taxes and were not indemnified for such taxes, it would have a material adverse effect on our profitability and financial condition.

We may not realize potential benefits from our separation from Kimberly-Clark.

We cannot assure that we will realize the potential benefits that we expected from our separation from Kimberly-Clark. In addition, we will incur significant costs, which may be greater than those for which we have planned, and we will bear the negative effects of our separation from Kimberly-Clark, including loss of access to the financial, managerial and professional resources from which we have benefited in the past.

In January 2006, we terminated a corporate services agreement with Kimberly-Clark pursuant to which Kimberly-Clark provided to us, and we were dependent upon them as an outsourced service provider, certain transition services. These services included, among others, certain employee benefits administration and payroll, management information systems, purchasing and certain accounting functions. Substantially all of the services formerly provided by Kimberly-Clark are now being performed by Neenah personnel. These include, but are not limited to, management information systems, purchasing and certain accounting functions. To facilitate this transition, we acquired and implemented enterprise resource planning software. In addition, certain employee benefits administration and payroll services have been outsourced to a third party service provider. Failure to successfully transition these services from Kimberly-Clark could have a material adverse effect on our operations.

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

Prior to our Spin-Off, we were able to take advantage of Kimberly-Clark’s size and purchasing power in procuring goods, services and technology, such as management information services, health insurance, pension and other employee benefits, payroll administration, risk management, tax and other services. As a separate, stand-alone entity, we may be unable to obtain similar goods, services and technology at prices or on terms as favorable as those obtained prior to the Spin-Off.

FORWARD-LOOKING STATEMENTS

Certain statements in Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), or in releases made by the Securities and Exchange Commission or the SEC, all as may be amended from time to time. Statements contained in this annual report that are not historical facts may be forward-looking statements within the meaning of the PSLRA. Any such forward-looking statements reflect our beliefs and assumptions and are based on information currently available to us. Forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements we make are not guarantees or indicative of future performance. For additional information regarding factors that may cause our results of operations to differ materially from those presented herein, please see “Risk Factors” contained in this Annual Report on Form 10-K and as are detailed from time to time in other reports we file with the SEC.

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

•       our existing and future indebtedness;

•       strikes, labor stoppages and changes in our collective bargaining agreements and relations with our employees and unions;

•       other risks that are detailed from time to time in reports we file with the SEC; and

•       the other factors described under “Risk Factors.”

You are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information presented in this information statement.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

Our principal executive offices are located in Alpharetta, Georgia, and our main research and development laboratory is located in Roswell, Georgia. We operate two pulp mills in Canada that produce hardwood and softwood bleached kraft pulp for use in making a variety of paper products. We also operate three paper mills in the United States that produce printing and writing, text, cover, durable saturated and coated base papers and films and other specialty papers for a variety of end uses. We also have two timberlands operations which supply logs and wood chips to our pulp mills and sell logs and wood chips to others. We own each of these facilities and the equipment to operate them except the wood harvesting equipment owned and operated by contractors who harvest wood for our pulp mills. We also own 1,300 acres of undeveloped land in the Province of Ontario and, one million acres of timberlands and a tree nursery in the Province of Nova Scotia. Additionally, we have non-exclusive harvesting and land management rights to 4.6 million acres of Crown land licensed to us by the Province of Ontario and 200,000 acres of Crown land licensed to us by the Province of Nova Scotia.

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

The following are the locations of our principal facilities and operating equipment and the products produced at each location. All the facilities are owned by us, except as otherwise noted:

Location	Equipment/Resources	Products
Neenah Mill Neenah, Wisconsin	Two paper machines; paper finishing equipment; distribution warehouse	Printing and writing, text, cover and other specialty papers
Whiting Mill Whiting, Wisconsin	Four paper machines; paper finishing equipment	Printing and writing, text, cover and other specialty papers
Munising Mill Munising, Michigan	Two paper machines; two off line saturators; three off line coaters; specialty finishing equipment	Durable, saturated and coated base papers and films
Pictou Mill Pictou, Nova Scotia, Canada	Equipment for a single line bleached kraft pulping operation	Northern bleached softwood and hardwood kraft pulp
Terrace Bay Mill Terrace Bay, Ontario, Canada	Equipment for a single line bleached kraft pulping operation	Northern bleached softwood and hardwood kraft pulp
Longlac Timberlands Operation Longlac, Ontario, Canada	Road construction and maintenance equipment; light vehicles; maintenance shop	Logs and wood chips
Pictou Timberlands Operation Pictou, Nova Scotia, Canada	Equipment owned and operated by contractors	Logs and wood chips
Longlac Timberlands Ontario, Canada	Right to harvest wood off 4.6 million acres of Crown timberlands under license from the Province of Ontario	Logs and wood chips
Pictou Timberlands Nova Scotia, Canada	Right to harvest wood off one million acres of owned timberlands and 200,000 acres of Crown timberlands under license from the Province of Nova Scotia	Logs and wood chips
Debert Tree Nursery Debert, Nova Scotia, Canada	26 greenhouses and tree seeding equipment; seed development orchards	Seedlings which are used to plant in timberlands

The following are the locations of our owned and leased office and laboratory space and the functions performed at each location.

Administrative Location	Office/Other Space	Function
Alpharetta, Georgia	Leased Office Space	Corporate Headquarters and Administration and Sales
Roswell, Georgia	Leased Laboratory Space	Research and Development for the pulp and paper businesses
Neenah, Wisconsin	Owned Office Space	Administration and Sales for the fine paper business
Longlac, Ontario, Canada	Owned Office Space	Management of timberlands operation
Debert, Nova Scotia, Canada	Leased Office Space	Planning and operations for the Pictou timberlands

Item 3.                        Legal Proceedings

During the third quarter of 2005, we settled a previously disclosed lawsuit relating to a vehicle accident pending in the Ontario (Canada) Superior Court of Justice. The settlement did not have a material effect on the Company’s results of operations or liquidity.

We are involved in certain other legal actions and claims arising in the ordinary course of business. While the outcome of those legal actions and claims cannot be predicted with certainty, we believe that the outcome of any claim which is pending or threatened, either individually or on a combined basis, will not have a material adverse effect on our financial condition, results of operations or liquidity.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

Item 4A.                Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K, information regarding Neenah’s executive officers is hereby included in Part I of this report.

Set forth below is information concerning our executive officers.

Name	Position
Sean T. Erwin	Chairman of the Board, President and Chief Executive Officer
Steven S. Heinrichs	Senior Vice President, General Counsel and Secretary
Bonnie C. Lind	Senior Vice President, Chief Financial Officer and Treasurer
William K. O’Connor	Senior Vice President—Sales and Marketing
James R. Piedmonte	Senior Vice President—Operations

Sean T. Erwin, age 54, is the Chairman of our Board of Directors and our President and Chief Executive Officer. Prior to the Spin-Off, Mr. Erwin had been an employee of Kimberly-Clark since 1978, and held increasingly senior positions in both finance and business management. In January 2004, Mr. Erwin was named President of Kimberly-Clark’s Pulp and Paper Sector, which comprised the businesses transferred to us by Kimberly-Clark. He served as the President of the Global Nonwoven business from early 2001. He has also served as the President of the European consumer tissue business, Managing Director of Kimberly-Clark Australia, President of the Pulp and Paper Sector and President of the Technical Paper business.

Steven S. Heinrichs, age 38, is our Senior Vice President, General Counsel and Secretary and has been in that role since June 2004. Prior to that date, Mr. Heinrichs served as Associate General Counsel and Assistant Secretary for Mariner Health Care, Inc., a nursing home and long-term acute care hospital company. Before joining Mariner Health Care in 2003, Mr. Heinrichs served as Associate General Counsel and Assistant Secretary for American Commercial Lines LLC, a leading inland barge and shipbuilding company from 1998 through 2003. Mr. Heinrichs engaged in the private practice of law with Skadden, Arps, Slate, Meagher and Flom LLP and Shuttleworth, Smith, McNabb and Williams PLLC from 1994 through 1998.

Bonnie C. Lind, age 47, is our Senior Vice President, Chief Financial Officer and Treasurer and has been in that role since June 2004. Ms. Lind was an employee of Kimberly-Clark from 1982 until 2004, holding a variety of increasingly senior financial and operations positions. From 1999 until June 2004, Ms. Lind served as the Assistant Treasurer of Kimberly-Clark and was responsible for managing Kimberly-Clark’s global treasury operations. Prior to that, she was Director of Kimfibers with overall responsibility for the sourcing and distribution of pulp to Kimberly-Clark’s global operations.

William K. O’Connor, age 52, is our Senior Vice President—Sales and Marketing and has been in that role since June 2004, with responsibilities for all sales and marketing and customer management activity. Mr. O’Connor was an employee of Kimberly-Clark from 1981 until 2004, and held increasingly important roles in sales and marketing management, primarily within Kimberly-Clark’s Health Care business, eventually being named General Manager of Sales for North America. In 1999, Mr. O’Connor was appointed General Manager for Kimberly-Clark’s Health Care business in Europe, the Middle East and Africa. He was appointed Vice President of Kimberly-Clark Technical Paper in 2002 and President of the fine paper business in 2004.

James R. Piedmonte, age 49, is our Senior Vice President—Operations and has been in that role since June 2004. Mr. Piedmonte had been employed by Kimberly-Clark from 1978 until 2004, and held increasingly senior positions within Kimberly-Clark’s operations function. Mr. Piedmonte was most recently responsible for Kimberly-Clark’s pulp mill and forestry operations in Pictou, Nova Scotia, a position he held since 2001. Previously he was the Director of Operations for the fine paper business operations, as well as mill manager at the Whiting, Wisconsin mill.

There are no family relationships among our directors or executive officers.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Neenah common stock is listed on the New York Stock Exchange and is traded under the ticker symbol “NP”. Trading, as reported on the New York Stock Exchange, Inc., Composite Transactions Tape, and dividend information follows:

	Common Stock Market Price		Dividends
	High	Low	Declared
2005
Fourth quarter	$30.52	$26.25	$0.10
Third quarter	$33.58	$28.71	$0.10
Second quarter	$33.90	$29.19	$0.10
First quarter	$36.62	$31.03	$0.10
2004
Fourth quarter*	$33.50	$30.50	None

*                    Neenah common stock began trading on the New York Stock Exchange on December 1, 2004.

Dividends are declared at the discretion of the board of directors, and future dividends will depend on our future earnings, cash flow, financial requirements and other factors. Our ability to pay cash dividends on our common stock is limited under the terms of both our bank credit agreement and our senior notes. As of December 31, 2005, under the most restrictive terms of these agreements, our ability to pay cash dividends on our common stock is limited to a total of $10.0 million in a twelve-month period.

As of February 28, 2006, Neenah had approximately 12,400 holders of record of its common stock.

Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
November 2005(a)	292	$27.41	—	—

(a)           Transactions represent the purchase of restricted shares from employees to satisfy tax withholding requirements on such equity based transactions. None of these transactions were made in the open market. The average price paid is based upon the closing sales price on the New York Stock Exchange on the date of the transaction.

Item 6.                        Selected Financial Data

The following table sets forth our selected historical financial and other data. You should read the information set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated and combined financial statements and the notes to those consolidated and combined financial statements included elsewhere in this Annual Report. The statement of operations data for each of the years ended December 31, 2005, 2004 and 2003 and the balance sheet data as of December 31, 2005 and 2004 set forth below are derived from our audited historical consolidated and combined financial statements included elsewhere in this Annual Report. The statement of operations data for the years ended December 31, 2002 and 2001 and the balance sheet data as of December 31, 2003 and 2002 set forth below are derived from our audited historical combined financial statements not included in this Annual Report. The balance sheet data as of December 31, 2001 set forth below are derived from our unaudited historical combined financial statements not included in this Annual Report.

The consolidated and combined financial statements reflect the consolidated operations of Neenah and its subsidiaries as a separate, stand-alone entity subsequent to November 30, 2004. The historical financial and other data for periods through November 30, 2004 have been prepared on a combined basis from Kimberly-Clark’s consolidated financial statements using the historical results of operations and bases of the assets and liabilities of Kimberly-Clark’s fine paper and technical products businesses in the United States and its Canadian pulp business and give effect to allocations of expenses from Kimberly-Clark. For a description of these allocations, see Note 1 of the notes to our audited historical consolidated and combined financial statements included elsewhere in this Annual Report. The historical financial and other data for periods prior to November 30, 2004 will not be indicative of our future performance, nor do they reflect what our financial position and results of operations would have been had we operated as a separate, independent company during the periods presented.

Prior to the Spin-Off, all of the operations of our pulp and paper business were included in the consolidated income tax returns of Kimberly-Clark. Under the tax sharing agreement, Kimberly-Clark will indemnify us for all income tax liabilities and retain rights to all tax refunds relating to operations in the consolidated income tax returns for periods through the date of the Spin-Off. Accordingly, the combined balance sheets for 2003, 2002 and 2001 do not include current or prior period income tax receivables or payables related to our operations, which were filed on a consolidated basis with Kimberly-Clark. The income tax provisions were determined as if our business were a separate taxpayer.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in millions except per share)
Consolidated and Combined Statement of Operations Data(a)
Net sales	$733.4	$772.1	$710.3	$702.0	$744.0
Cost of products sold	655.9	647.9	602.4	570.4	601.2
Gross profit	77.5	124.2	107.9	131.6	142.8
Selling, general and administrative expenses	53.2	45.8	34.6	33.6	37.2
Restructuring costs and asset impairment loss(b)(c)	59.8	112.8	—	—	—
Other (income) and expense—net	(4.7)	5.5	10.0	(1.3)	(4.5)
Operating income (loss)	(30.8)	(39.9)	63.3	99.3	110.1
Interest expense	18.2	1.4	—	—	—
Income (loss) before income taxes	(49.0)	(41.3)	63.3	99.3	110.1
Provision (benefit) for income taxes	(19.3)	(14.9)	24.4	37.0	35.5
Net income (loss)	$(29.7)	$(26.4)	$38.9	$62.3	$74.6
Earnings (loss) per basic share(d)	$(2.01)	$(1.79)	$2.64	$4.23	$5.06
Earnings (loss) per diluted share(d)	$(2.01)	$(1.79)	$2.64	$4.23	$5.06
Other Financial Data(c)
Net cash flow provided by (used in):
Operating activities	$22.8	$76.0	$73.6	$111.8	$145.2
Investment activities	(25.8)	(19.1)	(23.6)	(16.0)	(26.1)
Financing activities	(3.6)	(37.8)	(50.0)	(95.8)	(119.1)
Capital expenditures	25.7	19.1	24.4	18.4	29.1
Ratio of earnings to fixed charges(e)	(e)	(e)	71.3x	125.1x	123.3x

	As of December 31,
	2005	2004	2003	2002	2001
	(Dollars in millions)
Consolidated and Combined Balance Sheet Data(c)
Working capital	$123.9	$116.4	$101.7	$98.4	$114.1
Total assets	537.0	557.3	592.0	540.3	602.0
Long-term debt	226.3	225.0	—	—	—
Total liabilities	371.7	360.2	158.3	146.6	151.9
Total stockholders’ and invested equity	165.3	197.1	433.7	393.7	450.1

(a)           As noted elsewhere in this Annual Report, for periods prior to the Spin-Off, our historical financial results will not be indicative of our future performance, nor do they reflect what our financial position and results of operations would have been had we operated as a separate, independent company during the periods presented.

(b)          In 2005, we recorded a $53.7 million pre-tax non-cash impairment loss to write-off the carrying value of the Terrace Bay facility’s tangible long-lived assets. In addition, we recorded a $6.1 million pre-tax charge for exit costs in connection with the closure of the smaller of the two single-line pulp mills at our Terrace Bay facility. The charge included $5.0 million for one-time termination benefits related to early retirement, severance and defined benefit pension plans, $0.3 for other associated exit costs and $0.8 million for a non-cash asset impairment loss (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset Impairment Loss’’).

(c)           In 2004, we recorded a $112.8 million pre-tax, non-cash impairment loss to reduce the carrying amount of the Terrace Bay facility (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset Impairment Loss’’).

(d)          As a result of the net loss in 2005 and 2004, 48,000 and 61,000 incremental shares, respectively, resulting from the assumed exercises of “in-the-money” stock options and vesting of restricted stock and restricted stock units were excluded from the diluted earnings per share calculation, as the effect would have been anti-dilutive. For 2003, 2002 and 2001, basic and diluted earnings per share were computed using the number of shares of Neenah common stock outstanding at the Spin-Off date.

(e)           For purposes of determining the ratio of earnings to fixed charges, earnings consist of income before income taxes (less interest) plus fixed charges. Fixed charges consist of interest expense, including amortization of debt issuance costs, and the estimated interest portion of rental expense. For the years ended December 31, 2005 and 2004, our earnings were insufficient to cover fixed charges by $49.0 million and $41.3 million, respectively.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the years ended December 31, 2005, 2004 and 2003. Also discussed is our financial position as of the end of those periods. You should read this discussion in conjunction with our consolidated and combined financial statements and the notes to those consolidated and combined financial statements included elsewhere in this Annual Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide investors with an understanding of the historical performance of our business, its financial condition and its prospects. The results of operations of our business after the Spin-Off are and will continue to be significantly different than the results of operations of our business prior to the Spin-Off. This difference results from, among other things, the prices at which we sell pulp to Kimberly-Clark after the Spin-Off, which are significantly different than the prices reflected in transfers of pulp to other Kimberly-Clark operations prior to the Spin-Off, interest expense of new long-term debt and incremental selling, general and administrative expenses related primarily to reduced economies of scale as a result of operating on a stand-alone basis. We will discuss and provide our analysis of the following:

•       Overview of Business;

•       Business Segments;

•       Separation from Kimberly-Clark;

•       Results of Operations and Related Information;

•       Liquidity and Capital Resources; and

•       Critical Accounting Policies and Use of Estimates.

Overview of Business

We are a leading North American producer of premium fine papers and technical products. We also produce bleached kraft market pulp in Canada, where we own approximately one million acres of timberlands and have non-exclusive rights to harvest wood off approximately 4.8 million acres of other timberlands. We have three primary operations: our fine paper business, our technical products business and our pulp business.

In managing this diverse pulp and paper business, management believes that achieving and maintaining a leadership position for its fine paper and technical products businesses, responding effectively to competitive challenges, employing capital optimally, controlling costs and managing currency and commodity risks are important to the long-term success of the business. The pulp cycle and general economic conditions also impact our results. In this discussion and analysis, we will refer to these factors.

•       Market Leadership.   Achieving and maintaining leadership for our fine paper and technical products businesses have been an important part of our past performance. We have long been recognized as a leading manufacturer of world-class premium writing, text and cover papers used in corporate annual reports, corporate identity packages, invitations, personal stationery and high-end packaging. Maintaining our leadership is important to our results, particularly in light of the competitive environment in which we operate.

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

•       Cost Control.   To improve and maintain our competitive position, we must control our raw material, manufacturing, distribution and other costs. A significant share of our investments in capital improvements are intended to achieve cost savings and improvements in productivity.

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

•       Foreign Currency and Commodity Risk.   Sales of pulp by our Canadian manufacturing facilities are invoiced in U.S. dollars in accordance with industry practice; therefore, no currency effects are presented in our analysis of the change in net sales for our pulp operations. However, we are exposed to changes in foreign currency exchange rates because most of the costs relating to our pulp business are incurred in Canadian dollars. These risks could have a material impact on our results of operations if not effectively managed. The following charts illustrate changes in currency and pulp prices that occurred during the periods covered by this Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Pulp Price History
Average Quarterly Prices

Source: Resource Information Systems, Inc.

U.S. $/Canadian $ Exchange Rate History
Average Quarterly Exchange Rates

Source: Resource Information Systems, Inc.

Business Segments

Our fine paper business is a leading producer of premium writing, text, cover and specialty papers used in corporate annual reports, corporate identity packages, invitations, personal stationery and high-end packaging. Our products include some of the most recognized and preferred papers in North America, where we enjoy leading market positions in many of our product categories. We sell our products primarily to authorized paper distributors, converters and specialty businesses, with sales to distributors and distributor-owned paper stores accounting for approximately 85% of sales. We believe that our fine paper manufacturing facilities located in Neenah and Whiting, Wisconsin are among the most efficient in their markets and make us one of the lowest cost producers.

Our technical products business is a leading producer of durable, saturated and coated base papers and films for a variety of end uses. We sell our technical products globally into 15 product categories, and we focus on nine categories where we believe we are a market leader, which include, among others, the tape, label, abrasive, medical packaging and heat transfer technical products markets. We are also a global supplier of materials used to create customer-specific components for furniture, book covers and original equipment manufacturers’ products. Our customers are located in more than 35 countries and include 3M Company, Perfecseal, Avery Dennison Corporation and Saint-Gobain Group. Our technical products manufacturing facility is located in Munising, Michigan.

Our pulp business consists of two mills located in Pictou, Nova Scotia and Terrace Bay, Ontario, together with related timberlands. The Pictou mill is comprised of a single-line pulp facility which produces primarily softwood pulp, as well as timberlands encompassing approximately one million acres of owned and 200,000 acres of licensed or managed land in Nova Scotia. In 2005, the Pictou mill produced approximately 255,000 metric tons of bleached kraft pulp. In May, 2005, we closed the smaller of the two single-line pulp facilities at Terrace Bay (the “No. 1 Mill”). Following the closure of the No.1 Mill, the

Terrace Bay mill is comprised of a single-line pulp facility which produces primarily softwood pulp and a timberlands operation. Terrace Bay holds non-exclusive rights under a sustainable forest license to harvest wood off approximately 4.6 million acres of land owned by the Province of Ontario. In 2005, the Terrace Bay mill produced approximately 375,000 metric tons of pulp, including approximately 45,000 metric tons produced by the No. 1 Mill.

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

Prior to the Spin-Off, we entered into several agreements with Kimberly-Clark in connection with the separation of our business from Kimberly-Clark’s businesses. These agreements included a distribution agreement, a pulp supply agreement, a corporate services agreement, an employee matters agreement and a tax sharing agreement. The distribution agreement provided for the transfer to us of the assets relating to Kimberly-Clark’s Canadian pulp business and its fine paper and technical products business in the United States, and the assumption by us of the liabilities relating to these businesses. The pulp supply agreement supports our transition from a captive pulp producer to a market supplier of pulp. The corporate services agreement facilitates an orderly transition from being a part of a larger company to a stand-alone company. The employee matters agreement allocates responsibilities relating to employee compensation and benefit plans and programs and other related matters. The tax sharing agreement governs tax obligations arising out of our business both before and after the Spin-Off.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, income before interest and income taxes (which we refer to as “operating income” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations) and other information relevant to an understanding of our results of operations for the years ended December 31, 2005, 2004 and 2003.

Executive Summary:

Our operating results were adversely affected by asset impairment losses in each of 2005 and 2004 and restructuring activities in 2005 at our Terrace Bay facility. In May 2005, we closed the No. 1 Mill at the Terrace Bay facility following a strategic review of the facility’s operations which indicated that the No. 1 Mill’s small scale and high cost did not justify the investment necessary to make it competitive in the global pulp market. In December 2004 and 2005, we recorded pre-tax non-cash asset impairment losses of $112.8 million and $53.7 million, respectively, that in total reduced the carrying value of the Terrace Bay facility’s long-lived assets to zero (See Note 12 of Notes to Consolidated and Combined Financial Statements included elsewhere in this Annual Report).

Excluding the impact of the restructuring activities and asset impairment losses, operating results in 2005 were unfavorable to the prior year primarily due to the continued strength of the Canadian dollar relative to the U.S. dollar, increased discounts on pulp sales to Kimberly-Clark pursuant to our pulp supply agreement, costs related to our operation as a stand-alone company and higher raw material and energy costs, partially offset by higher selling prices.

In February 2006, we suspended pulp manufacturing activities at our Terrace Bay pulp mill as a result of a lack of wood fiber for its operations. The mill’s fiber supply has been exhausted as a result of a strike by the approximately 250 unionized woodlands workers employed by our forestry operations that supply wood fiber to the mill (See “Business—Employee and Labor Relations”).

Most of the approximately 400 hourly and salaried workers employed at the mill were laid off for an indefinite period during the two weeks following the commencement of closure activities. Pursuant to the terms of our labor agreements and Canadian laws, if the work stoppage continues through May 2006, we will be required to make payments to laid-off workers of approximately $8 million in the second quarter of 2006. Additional payments of from one to three times that amount could be required dependent upon, among other things, the duration of the work stoppage. We will continue to incur certain operating costs for the mill during the work stoppage, including costs for a limited number of hourly and salaried employees who will remain at the facility for security operations, boiler and related equipment operation and maintenance during the winter months. In addition, pulp shipments will continue until the mill’s finished goods inventory is exhausted.

Pursuant to the terms of our pulp supply agreement with Kimberly-Clark, during the continuance of a “Terrace Bay Force Majeure Event,’’ or a different “Force Majeure Event’’ (as defined in the pulp supply agreement), we are generally excused, without penalty, from our obligations to supply and Kimberly-Clark is excused, also without penalty, from its commitments to purchase pulp under the pulp supply agreement during the continuance, and to the extent of, such event. A strike, labor disturbance and other events beyond our control are considered force majeure events under the pulp supply agreement if such events ultimately prevent us from supplying contractually agreed upon quantities of pulp to Kimberly-Clark.

We have suspended substantially all capital expenditures at Terrace Bay for the duration of the work stoppage. We have planned capital expenditures for 2006 of approximately $30 to $35 million. The timing and amount of actual capital expenditures in 2006 will depend on, among other things, the outcome of negotiations with the labor union (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”).

Availability under our revolving credit facility fluctuates over time depending on the value of our inventory, receivables and various capital assets. An extended work stoppage could result in a decrease in the value of the assets securing our credit facility and a reduction in availability under the revolving credit facility. An extended work stoppage at the mill could have a material impact on our liquidity and results of operations.

Analysis of Net Sales—Years Ended December 31, 2005, 2004 and 2003

The following table presents net sales by segment, expressed as a percentage of total net sales before intersegment eliminations:

	Year Ended December 31,
	2005	2004	2003
Fine Paper	30%	28%	29%
Technical Products	17	16	16
Pulp	53	56	55
Consolidated	100%	100%	100%

The following table presents our net sales by segment for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
	(In millions)
Fine Paper	$222.3	$220.8	$210.4
Technical Products	130.6	132.3	121.6
Pulp	400.7	448.6	405.1
Intersegment sales	(20.2)	(29.6)	(26.8)
Consolidated	$733.4	$772.1	$710.3

Commentary:

Year 2005 versus 2004

	Change in Net Sales Versus Prior Year
	Total	Change Due To
	Change	Volume	Net Price	Product Mix
Fine paper	$1.5	$(0.2)	$3.3	$(1.6)
Technical products	(1.7)	3.7	2.1	(7.5)
Pulp(a)	(47.9)	(52.0)	(16.5)	20.6
Intersegment sales	9.4	—	—	9.4
Consolidated	$(38.7)	$(48.5)	$(11.1)	$20.9

(a)           Sales of pulp by our Canadian manufacturing facilities are invoiced in U.S. dollars in accordance with industry practice; therefore, no currency effects are presented in our analysis of the change in net sales for our pulp operations.

Consolidated net sales decreased $38.7 million, or 5.0%, in 2005 compared with 2004 primarily due to lower pulp volume and higher discounts on pulp shipments to Kimberly-Clark, partially offset by improvement in pulp product mix.

•       Our fine paper business net sales increased $1.5 million, or 0.7%, primarily due to higher average net selling prices, partially offset by lower product mix. Favorable pricing was primarily due to realization of a price increase for most branded products implemented in December 2004 and an additional increase for selected branded products in the third quarter of 2005. Product mix decreased as a result of shipping a higher proportion of lower-priced grades. Unit volumes were essentially unchanged from the prior year while the uncoated free sheet market decreased approximately 3% in 2005.

•       Our technical products business net sales decreased $1.7 million, or 1.3%, as 3% growth in unit volumes and favorable product pricing was more than offset by lower heat transfer shipments and a product mix with a higher proportion of relatively lower-priced premask and tape volume. The volume improvement reflected strong growth in sales of premask and tape products partially offset by reduced label shipments. Favorable average net selling prices were due to realization of a price increase implemented in the fourth quarter of 2004 and a surcharge implemented in the third quarter of 2005 to recover increased costs for oil-based latex. Sales and mix were adversely affected by reduced heat transfer shipments related to our termination of a distribution agreement and the shift in sales volumes.

•       Our pulp business net sales decreased $47.9 million, or 10.7%, primarily due to lower shipment volumes and higher discounts on pulp shipments to Kimberly-Clark, partially offset by a shift in product mix to a higher proportion of softwood pulp shipments. Pulp shipment volume was 11% lower than the prior year due to the closure of the No. 1 Mill and, to a lesser extent, extended downtime at the Terrace Bay mill to replenish wood chip inventories. Average net selling prices were unfavorable to the prior year as marginally higher average market prices for softwood pulp were more than offset by higher discounts (approximately $27.4 million) on shipments to Kimberly-Clark pursuant to our pulp supply agreement. Product mix increased from the prior year due to a higher proportion of softwood shipments and increased sales of logs to sawmills and veneer manufacturers.

Year 2004 versus 2003

	Change in Net Sales Versus Prior Year
	Total	Change Due To
	Change	Volume	Net Price	Product Mix
Fine paper	$10.4	$15.2	$(1.1)	$(3.7)
Technical products	10.7	8.5	(0.5)	2.7
Pulp(a)	43.5	(9.2)	53.1	(0.4)
Intersegment sales	(2.8)	—	—	(2.8)
Consolidated	$61.8	$14.5	$51.5	$(4.2)

(a)           Sales of pulp by our Canadian manufacturing facilities are invoiced in U.S. dollars in accordance with industry practice; therefore, no currency effects are presented in our analysis of the change in net sales for our pulp operations.

Consolidated net sales increased $61.8 million, or 8.7%, in 2004 compared with 2003 primarily due to higher average market prices for softwood and hardwood pulp and unit volume growth in the fine paper and technical products businesses.

•       Our fine paper business net sales increased $10.4 million, or 4.9%, primarily due to 7% growth in unit volumes. Unit volumes increased due to a strengthening U.S. economy that boosted market demand for premium papers, new product introductions and higher promotional spending. Product mix was unfavorable as sales volumes shifted to a higher proportion of lower-priced grades.

•       Our technical products business net sales increased $10.7 million, or 8.8%, primarily due to 7% growth in unit volumes. The volume growth reflected increased market demand as a result of an improving global economy and new product introductions. Product mix was favorable as sales volumes shifted to a higher proportion of higher-priced grades.

•       Our pulp business net sales increased $43.5 million, or 10.7%, primarily due to higher softwood pulp prices. Average market prices for softwood and hardwood pulp increased 15% and 2%, respectively. The higher prices in 2004, particularly for softwood pulp, reflected increased global demand. Net sales subsequent to the Spin-Off (in December 2004) were reduced by $12.9 million or 3.2% of total 2003 pulp revenues, reflecting the one-time effect of revised sales terms in the new pulp supply agreement with Kimberly-Clark which transfers title at product delivery rather than shipment date.

The following table sets forth line items from our consolidated and combined statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Year Ended December 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of products sold	89.4	83.9	84.8
Gross profit	10.6	16.1	15.2
Selling, general and administrative expenses	7.3	5.9	4.9
Restructuring costs and asset impairment loss	8.2	14.6	—
Other (income) and expense—net	(0.7)	0.7	1.4
Operating income (loss)	(4.2)	(5.1)	8.9
Interest expense	2.5	0.2	—
Income (loss) before income taxes	(6.7)	(5.3)	8.9
Provision (benefit) for income taxes	(2.6)	(1.9)	3.4
Net income (loss)	(4.1)%	(3.4)%	5.5%

Analysis of Operating Income (Loss)—Years Ended December 31, 2005, 2004 and 2003

The following table sets forth our pre-tax income (loss) by segment for the periods indicated:

	Year Ended December 31,
(In millions)	2005	2004	2003
Fine Paper	$58.4	$67.0	$63.2
Technical Products	10.5	21.9	16.6
Pulp	(93.2)	(120.5)	(16.5)
Unallocated corporate costs	(6.5)	(8.3)	—
Total	$(30.8)	$(39.9)	$63.3

Commentary:

Year 2005 versus 2004

	Change in Operating Income Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price(b)	Material and Energy Costs(c)	Currency	Other(d)
Fine paper	$(8.6)	$(0.1)	$(0.2)	$(4.3)	$—	$(4.0)
Technical products	(11.4)	0.8	(1.5)	(6.4)	—	(4.3)
Pulp(a)	27.3	(7.0)	(12.2)	(11.5)	(15.9)	73.9
Unallocated corporate costs	1.8	—	—	—	—	1.8
Consolidated	$9.1	$(6.3)	$(13.9)	$(22.2)	$(15.9)	$67.4

(a)           The operating loss for our pulp business in 2005 and 2004 includes Restructuring costs and asset impairment losses of $59.8 million and $112.8 million, respectively.

(b)          Includes price changes, net of pulp discounts and changes in product mix.

(c)           Includes price changes for raw materials and energy.

(d)          Includes restructuring costs, annual maintenance-related downtime spending, other materials, manufacturing labor, distribution and selling, general and administrative expenses.

Our operating loss of $30.8 million in 2005 decreased $9.1 million versus the prior year period. Excluding Restructuring costs and asset impairment losses related to our Terrace Bay mill of $59.8 million and $112.8 million, in 2005 and 2004, respectively, operating results in the current year were $43.9 million unfavorable to 2004. Higher raw material and energy costs, unfavorable currency translation effects related to the strengthening of the Canadian dollar compared to the U.S. dollar, higher discounts on pulp sales to Kimberly-Clark and costs associated with our operation as a stand-alone company were the primary drivers of the unfavorable comparison.

•       Operating income for our fine paper business decreased $8.6 million primarily due to increased manufacturing and distribution costs and costs associated with our operation as a stand-alone company. The increase in manufacturing costs was primarily due to higher raw material prices including an 11% increase in average hardwood pulp prices, gas prices that increased more than 20% from the prior year and increased costs for chemicals and dyes. The increase in distribution costs was primarily due to an increase in fuel prices. In addition, net price was unfavorable to the prior year as an increase in the proportion of unbranded product sales more than offset branded product price increases implemented in December 2004 and the third quarter of 2005.

•       Operating income for our technical products business decreased $11.4 million due to higher manufacturing costs, costs associated with our operation as a stand-alone company and lower average net selling prices, partially offset by favorable volume. The increase in manufacturing costs was primarily due to higher costs for oil-based latex and increased utility costs related to higher coal prices. Net price was unfavorable as higher average prices were more than offset by lower heat transfer shipments and the shift in product mix to selling a higher proportion of relatively lower priced premask and tape products. Volume was favorable to the prior year primarily due to the strong growth in premask sales.

•       Our pulp business incurred an operating loss of $93.2 million in 2005 which was $27.3 million favorable to the prior year. Operating results for our pulp business were affected by Restructuring costs and asset impairment losses related to our Terrace Bay mill of $59.8 million and $112.8 million in 2005 and 2004, respectively. Excluding the effect of restructuring activities in both years, our pulp business recorded an operating loss of $33.4 million in 2005 which was $25.7 unfavorable to the prior year. The unfavorable comparison to the prior year was primarily due to higher discounts on pulp shipments to Kimberly-Clark pursuant to our pulp supply agreement, unfavorable currency translation effects, increased fiber and energy related manufacturing costs and costs associated with our operation as a stand-alone company. These unfavorable factors were partially offset by lower maintenance spending, costs savings related to the closure of the No. 1 Mill and higher average market prices for softwood pulp. The decrease in maintenance spending was primarily due to reducing scheduled downtime at Terrace Bay.

Restructuring Costs and Asset Impairment Losses

In December 2005 and 2004, we recorded pre-tax, non-cash impairment losses of approximately $53.7 million and $112.8 million, respectively, to reduce the carrying amount of the Terrace Bay facility to its estimated fair value. Deferred tax benefits of approximately $20.6 million and $40.8 million were recorded in 2005 and 2004, respectively, as a result of the impairment losses, resulting in net after-tax charges of approximately $33.1 million and $72.0 million. The cumulative effect of the impairment charges was to reduce the carrying value of the Terrace Bay facilities tangible long-lived assets to zero.

In May 2005, the No.1 Mill was closed and early retirement and severance packages were offered to approximately 150 employees. During 2005, we recorded approximately $5.0 million for one-time termination benefits related to early retirement, severance and defined benefit pension plans in connection with the closure of the mill and approximately $0.3 million for other exit costs. In addition, we recorded a pre-tax, non-cash asset impairment loss of approximately $0.8 million to write-off the carrying value of the long-lived assets of the No. 1 Mill.

Year 2004 versus 2003

	Change in Operating Income Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price(b)	Material and Energy Costs(c)	Currency	Other(d)
Fine paper	$3.8	$5.6	$(6.7)	$(2.0)	$—	$6.9
Technical products	5.3	2.0	(1.5)	(2.0)	1.5	5.3
Pulp(a)	(104.0)	0.6	52.1	(5.6)	(29.4)	(121.7)
Unallocated corporate costs	(8.3)	—	—	—	—	(8.3)
Consolidated	$(103.2)	$8.2	$43.9	$(9.6)	$(27.9)	$(117.8)

(a)           The operating loss for our pulp business in 2004 includes Restructuring costs and asset impairment loss of $112.8 million.

(b)          Includes price changes, net of pulp discounts and changes in product mix.

(c)           Includes price changes for raw materials and energy.

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

•       Our technical products business operating income increased $5.3 million, or 31.9% due to improved manufacturing operations, higher sales volumes and favorable foreign currency effects. The improved manufacturing costs were due to increased productivity, reduced waste and the benefits of cost reduction programs.

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

Additional Statement of Operations Commentary:

•       Selling, general and administrative expenses were $53.2 million, $45.8 million and $34.6 million for the years ended 2005, 2004 and 2003. We incurred $29.6 million of expenses in 2005 related to our operation as a stand-alone company following the Spin-Off, of which $22.2 million was reflected in selling, general and administrative expenses. The increase in selling, general and administrative expenses in 2004 versus 2003 is primarily due to $4.5 million of one-time start-up costs related to our becoming an independent, public company and other post Spin-Off costs to operate as a stand-alone company.

•       In 2005, we incurred $18.2 million of net interest expense (including $2.0 million of amortization of debt issuance costs) primarily on our $225 million of senior notes. In 2004, we incurred $1.4 million of net interest expense on our $225 million of senior notes for the month of December (following the Spin-Off). Kimberly-Clark used a centralized approach to cash management and the financing of its operations. As a result, none of Kimberly-Clark’s cash, cash equivalents, debt or interest income or expense was allocated to the Pulp and Paper Business for periods prior to the Spin-Off.

•       The effective tax benefit rate was 39.4% and 36.1% for the years 2005 and 2004, respectively. The increase in the benefit rate between 2005 and 2004 was primarily due to an increase in the proportion of non-taxable income items to the pretax loss and generating a higher proportion of the pretax losses in tax jurisdictions with relatively higher marginal tax rates. The effective tax rate in 2003 was 38.5%. The change in the effective benefit and tax rates in 2004 and 2003, respectively, was primarily due to lower state and local income taxes (see Note 4 of Notes to Consolidated and Combined Financial Statements included elsewhere in this Annual Report for a reconciliation of the annual effective tax rates).

Liquidity and Capital Resources

	Year Ended December 31,
(In millions)	2005	2004	2003
Net cash flow provided by (used in):
Operating activities	$22.8	$76.0	$73.6
Investment activities	(25.8)	(19.1)	(23.6)
Financing activities	(3.6)	(37.8)	(50.0)
Capital expenditures	25.7	19.1	24.4

Operating Cash Flow Commentary

•       Cash provided by operations of $22.8 million for the year ended December 31, 2005 decreased $53.2 million from 2004. This decrease was the result of lower earnings (excluding the non-cash effects of the Terrace Bay impairment loss and related deferred tax benefits and depreciation) and higher income tax payments, partially offset by a decrease in our investment in operating working capital. The decrease in operating working capital was primarily due to lower accounts receivable, partially offset by a decrease in accounts payable related to the timing of payments following the Spin-Off. Cash provided by operations of $76.0 million for the year ended December 31, 2004 increased $2.4 million from 2003. This increase was the result of increased earnings (excluding the non-cash effects of the Terrace Bay impairment loss and related deferred tax benefits and depreciation), partially offset by a smaller decrease in operating working capital than 2003, as discussed below.

•       During 2005, higher discounts on pulp shipments to Kimberly-Clark and lower pulp volume resulted in lower accounts receivable and reduced our investment in operating working capital (excluding the effects of a stronger Canadian dollar relative to the U.S. dollar). Our reduced investment in operating working capital due to lower accounts receivable was partially offset by an increase of $7.6 million in inventories (excluding the effects of a stronger Canadian dollar relative to the U.S. dollar). We built pulp finished good inventories to comply with contractually required safety stock levels as we transition to being a supplier of market pulp. During 2004, higher average selling prices for pulp resulted in significantly higher accounts receivable and increased our investment in working capital at December 31, 2004 to $118.4 million.

Investing Commentary:

•       Capital spending in 2005 of $25.7 million was $6.6 million higher than the comparable prior year period. The increased spending was primarily for the acquisition and installation of enterprise resource planning (ERP) software and leasehold improvements at our new research and development center.

•       We anticipate capital expenditures for 2006 will be approximately $30 to $35 million. The timing and amount of capital expenditures will depend on the outcome of negotiations with regulatory authorities and labor unions, the results of engineering studies and the remediation methods ultimately selected. These capital expenditures are not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

Financing Commentary:

•       Our liquidity requirements are being provided by cash generated from operations and short- and long-term borrowings. Prior to the Spin-Off, our financing (net of cash transfers to Kimberly-Clark) was provided by Kimberly-Clark.

•       In 2005, we financed the acquisition of our ERP software ($3.6 million) through third-party financing payable over three years. We financed our current year insurance premiums ($2.3 million) through the issuance of a short-term note. Payments under the agreements for our ERP software and insurance premiums in the current year were $1.1 million and $2.3 million, respectively.

•       We paid cash dividends of $0.40 per share or $5.9 million in 2005.

Management believes that the ability to generate cash from operations and our borrowing capacity under our revolving credit facility are adequate to fund working capital, capital spending and other cash needs for the next twelve months. Our ability to generate adequate cash from operations beyond 2006, however, will depend on, among other things, our ability to successfully implement our business strategies and cost cutting initiatives, and to manage the impact of changes in pulp prices and currencies. We can give no assurance that we will be able to successfully implement those strategies and cost cutting initiatives, or successfully manage our pulp pricing and currency exposures.

Our ability to issue additional stock will be constrained because such an issuance of additional stock may cause the Spin-Off to be taxable to Kimberly-Clark under Section 355(e) of the Internal Revenue Code, and under the tax sharing agreement, we would be required to indemnify Kimberly-Clark against that tax. See “Risk Factors—Risks Related to the Spin-Off and Our Separation from Kimberly-Clark” for a more detailed discussion of Section 355(e).

Contractual Obligations

The following table presents the total contractual obligations for which cash flows are fixed or determinable as of December 31, 2005:

(In millions)	2006	2007	2008	2009	2010	Beyond 2010	Total
Unconditional purchase obligations	$26.9	$26.7	$26.8	$26.7	$9.6	$28.9	$145.6
Long-term debt payments	1.2	1.3	—	—	—	225.0	227.5
Interest payments on long-term debt	16.7	16.7	16.6	16.6	16.6	66.4	149.6
Other postretirement benefit obligations	1.8	2.0	2.3	2.6	3.0	20.6	32.3
Operating leases	2.6	1.6	1.4	1.3	1.2	7.3	15.4
Open purchase orders	20.2	—	—	—	—	—	20.2
Contributions to pension trusts	12.2	—	—	—	—	—	12.2
Total contractual obligations	$81.6	$48.3	$47.1	$47.2	$30.4	$348.2	$602.8

The unconditional purchase obligations are for the purchase of raw materials, primarily wood chips. Although we are primarily liable for payments on the above operating leases and unconditional purchase obligations, based on historic operating performance and forecasted future cash flows, we believe our exposure to losses, if any, under these arrangements is not material.

The open purchase orders displayed in the table represent amounts we anticipate will become payable within the next year for goods and services that we have negotiated for delivery.

The above table includes future payments that we will make for postretirement benefits other than pensions. Those amounts are estimated using actuarial assumptions, including expected future service, to project the future obligations.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from these estimates, and changes in these estimates are recorded when known. The critical accounting policies used in the preparation of the consolidated financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regard to estimates used. These critical judgments relate to the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.

The following summary provides further information about the critical accounting policies and should be read in conjunction with the notes to the Consolidated and Combined Financial Statements. We believe that the consistent application of our policies provides readers of Neenah’s financial statements with useful and reliable information about our operating results and financial condition.

We have discussed the application of these critical accounting policies with our Board of Directors and Audit Committee.

Revenue Recognition

We recognize sales revenue when all of the following have occurred: (1) delivery has occurred, (2) persuasive evidence of an agreement exists, (3) pricing is fixed or determinable, and (4) collection is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated free on board (“FOB”) shipping point. With the exception of pulp sales to Kimberly-Clark and certain other customers, our sales terms are FOB shipping point. For pulp sales to Kimberly-Clark and other customers that are designated FOB destination, revenue is recognized when the product is delivered to the customer’s delivery site. Sales are reported net of allowable discounts and estimated returns. Reserves for cash discounts, trade allowances, credit losses and sales returns are estimated using historical experience.

Deferred Income Tax Assets

As of December 31, 2005, we have recorded deferred income tax assets totaling $29.3 million related to temporary differences, and we have established no valuation allowances against these deferred income tax assets. As of December 31, 2004, our net deferred income tax assets were $1.2 million. In determining the need for valuation allowances, we consider many factors, including specific taxing jurisdictions, sources of taxable income, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance would be recognized if, based on the weight of available evidence, we conclude that it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Prior to the Spin-Off, our operations were included in the consolidated income tax returns of Kimberly-Clark. Kimberly-Clark will indemnify us for all income tax liabilities and retain rights to all tax refunds for periods through the date of the Spin-Off. Accordingly, the consolidated and combined balance sheet for periods prior to the Spin-Off does not include current or prior period income tax receivables or payables related to our operations, which were filed on a consolidated basis with Kimberly-Clark. For all periods, the income tax provisions have been determined as if we were a separate taxpayer.

Financial Instruments

Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. We place our temporary cash investments with high credit quality financial institutions.

We use derivative instruments to manage exposures to foreign currency and commodity price risks. We principally use foreign currency forward and pulp future contracts to hedge against these exposures. Derivative instruments are recorded on the balance sheet as assets or liabilities and measured at fair market value. Derivative instruments that have been designated as hedges of anticipated future cash flows are marked-to-market through accumulated other comprehensive income (balance sheet adjustments) until such time as the related forecasted transactions affect earnings. Derivatives that are not designated as hedges are adjusted to fair value through other income. Fair value estimates are based on relevant market information, including current market rates and prices. The fair value estimates for derivative instruments are provided to us by banks known to be high-volume participants in these markets. We document relationships between hedging instruments and hedged items, and link derivatives designated as cash flow hedges to specific forecasted transactions. We also assess and document, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items.

Pension Benefits

In connection with the Spin-Off, and as set forth in the employee matters agreement, obligations for Kimberly-Clark’s defined benefit pension plans and defined contribution retirement plans related to active and former employees of the Canadian pulp operations and active employees of the U.S. paper operations became our responsibility. Kimberly-Clark retained the obligations for former employees of the U.S. paper operations. A share of pension assets related to active employees of the U.S. paper operations were transferred from Kimberly-Clark’s pension plan to a new pension plan established by us. The new plan provides substantially similar benefits and credits our employees for service earned with Kimberly-Clark.

With respect to Canadian employees, we assumed the existing pension assets and obligations of the related Kimberly-Clark pension plans.

Our funding policy for qualified defined benefit plans is to contribute assets to fully fund the accumulated benefit obligation. Subject to regulatory and tax deductibility limits, any funding shortfall is to be eliminated over a reasonable number of years. Nonqualified plans providing pension benefits in excess of limitations imposed by the taxing authorities are not funded.

Consolidated and combined pension expense for defined benefit pension plans was $13.2 million, $10.7 million and $13.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, in May 2005 we recognized a pre-tax charge of $1.6 million for a partial settlement of certain pension obligations related to the closure of the No. 1 Mill. Pension expense is calculated based upon a number of actuarial assumptions applied to each of the defined benefit plans. The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense in percents was 8.41, 8.50 and 8.50 for the years ended December 31, 2005, 2004 and 2003, respectively. The expected long-term rate of return on pension fund assets held by our (and prior to the Spin-Off, Kimberly-Clark) pension trusts was determined based on several factors, including input from pension investment consultants and projected long-term returns of broad equity and bond indices. Also considered were the plans’ historical 10-year and 15-year compounded annual returns. We anticipate that on average the investment managers for our U.S. and Canadian plans will generate annual long-term rates of return of at least 8.0% and 8.5%, respectively. Our expected long-term rate of return on the assets in the plans is based on an asset allocation assumption of about 60% with equity managers, with expected long-term rates of return of approximately 10%, and 40% with fixed income managers, with an expected long-term rate of return of about 6%. The actual asset allocation is regularly reviewed and periodically rebalanced to the targeted allocation when considered appropriate. Also, when deemed appropriate, hedging strategies are executed using index options and futures to limit the downside exposure of certain investments by trading off upside potential above an acceptable level. Such hedging strategies were executed in 2005, 2004 and 2003. We evaluate our investment strategy and long-term rate of return on pension asset assumptions at least annually.

Pension expense is estimated based on the fair value of assets rather than a calculated value that averages gains and losses (“Calculated Value”) over a period of years. Investment gains or losses represent the difference between the expected return calculated using the fair value of the assets and the actual return based on the fair value of assets. The variance between the actual and the expected gains and losses on pension assets is recognized in pension expense more rapidly than it would be if a Calculated Value for plan assets was used. As of December 31, 2005, our plans had cumulative unrecognized investment losses and other actuarial losses of approximately $147.8 million. These unrecognized net losses may increase our future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate our pension obligations or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the “corridor” determined under SFAS 87, Employers’ Accounting for Pensions.

The discount (or settlement) rate that is utilized for determining the present value of future pension obligations generally is based in the U.S. on the yield reported for the long-term AA-rated corporate bond indexes, converted to an equivalent one-year compound basis. The weighted average discount rate in percents was 5.20 and 5.75 at December 31, 2005 and 2004, respectively.

Our consolidated pension expense of $13.2 million in 2005 is based on an expected weighted-average long-term rate of return on assets of 8.41%, a weighted-average discount rate of 5.75% and various other assumptions. Pension expense beyond 2005 will depend on future investment performance, our contributions to the pension trusts, changes in discount rates and various other factors related to the covered employees in the plans.

The fair value of the assets in our defined benefit plans increased to approximately $375 million at December 31, 2005 from about $329 million at December 31, 2004, primarily due to investment gains, plan contributions and currency exchange effects exceeding payments for pension benefits. Lower discount rates caused the projected benefit obligations of the defined benefit plans to exceed the fair value of plan assets by approximately $75 million at December 31, 2005, compared with approximately $58 million at December 31, 2004. The accumulated benefit obligation exceeded the fair value of plan assets by about $5.4 million at the end of 2005. At the end of 2004, the fair value of plan assets exceeded the accumulated benefit obligation by about $6.5 million. Contributions to pension trusts in 2005 were $20.3 million (including $1.6 million for special termination benefits related to the closure of the No. 1 Mill) compared with $16.6 million in 2004. In addition, we made direct benefit payments of approximately $0.1 million in each of 2005, 2004 and 2003 for unfunded supplemental retirement benefits.

Impairment

Property, plant and equipment are tested for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) 144,  Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amounts of such long-lived assets may not be recoverable from future net pre-tax cash flows. Impairment testing requires significant management judgment including estimating the future success of product lines, future sales volumes, growth rates for selling prices and costs, alternative uses for the assets and estimated proceeds from disposal of the assets. Impairment testing is conducted at the lowest level where cash flows can be measured and are independent of cash flows of other assets. An asset impairment would be indicated if the sum of the expected future net pre-tax cash flows from the use of the asset (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss would be measured based on the difference between the fair value of the asset and its carrying amount. We determine fair value based on an expected present value technique in which multiple cash flow scenarios that reflect a range of possible outcomes and a risk free rate of interest are used to estimate fair value.

The estimates and assumptions used in the impairment analysis are consistent with the business plans and estimates we use to manage our business operations. The use of different assumptions would increase or decrease the estimated fair value of the asset and would increase or decrease the impairment charge. Actual outcomes may differ from the estimates.

See “Results of Operations and Related Information—Analysis of Operating Income (Loss)—Asset Impairment Loss” for a summary of our asset impairment test on the Terrace Bay pulp facility, which resulted in net pre-tax impairment losses of approximately $54.5 million and $112.8 million in 2005 and 2004, respectively.

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

Foreign Currency Risk

Our results of operations and cash flows are affected by changes in the Canadian dollar exchange rate relative to the U.S. dollar. Exchange rate fluctuations can have a material impact on our financial results because substantially all of our pulp mills’ expenses are incurred in Canadian dollars and our pulp revenues are denominated in U.S. dollars. In 2005, a hypothetical $0.01 increase in the Canadian dollar relative to the U.S dollar, would have decreased our income before income taxes by approximately $5 million, excluding additional currency re-measurement losses.

We use hedging arrangements to reduce our exposure to exchange rate fluctuations, although these arrangements could result in us incurring higher costs than we would incur without the arrangements. In 2005, we entered into a series of foreign currency forward exchange contracts, designated as cash flow hedges, of U.S dollar denominated pulp sales. At December 31, 2005 we had foreign currency contracts outstanding in a notional amount of $213 million Canadian dollars. The fair value of the contracts was $9.3 million U.S. dollars and was reflected on the balance sheet as an asset. The weighted average exchange rate for the foreign currency contracts at December 31, 2005 was $0.820 U.S. dollars per Canadian dollar and the contracts extend through May 2007.

Currency transactional exposures are also sensitive to changes in the exchange rate of the U.S. dollar against the Canadian dollar. We performed a sensitivity test to quantify the effects that possible changes in the exchange rate of the U.S. dollar would have on our pre-tax income based on the transactional exposure at December 31, 2005. The effect is calculated by multiplying our net monetary asset or liability position by a 10% change in the exchange rate of the Canadian dollar versus the U.S. dollar. The results of this sensitivity test are presented in the following paragraph.

As of December 31, 2005, a 10% unfavorable change in the exchange rate of the U.S. dollar against the Canadian dollar involving balance sheet transactional exposure would have resulted in a net pre-tax loss of approximately $4 million.

Finally, the translation of the balance sheets of our Canadian operations from Canadian dollars into U.S. dollars also is sensitive to changes in the exchange rate of the U.S. dollar against the Canadian dollar. Consequently, we performed a sensitivity test to determine if changes in the exchange rate would have a significant effect on the translation of the balance sheets of our Canadian operations into U.S. dollars. These translation gains or losses are recorded as unrealized translation adjustments, or UTA, within stockholders’ equity. The hypothetical change in UTA is calculated by multiplying the net assets of our Canadian operations by a 10% change in the U.S.$/Canadian$ exchange rate. The results of this sensitivity test are presented in the following paragraph.

As of December 31, 2005, a 10% unfavorable change in the exchange rate of the U.S. dollar against the Canadian dollar would have decreased our stockholders’ equity by approximately $18 million. The hypothetical increase in UTA is based on the difference between the December 31, 2005 exchange rate and the assumed exchange rate.

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

We use hedging arrangements to reduce our exposure to pulp price fluctuations, although these arrangements could result in us incurring higher costs than we would incur without the arrangements. In 2005, we entered into a series of pulp futures contracts to hedge fluctuations in pulp prices through December 2006. At December 31, 2005, we had future contracts for 144,000 metric tons of pulp with a notional amount of approximately $91 million. The fair value of the contracts was $1.2 million and was reflected on the balance sheet as a liability. The weighted average price for the pulp futures contracts at December 31, 2005 was $631 per metric ton.

Based on 2005 shipment volume, a $10 per metric ton unfavorable change in the market price for northern bleached softwood kraft pulp (excluding the impact of volume and other discounts) would reduce pretax income by approximately $6 million.

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

In 2005, two suppliers provided over 70% of the wood chips used by the Pictou mill and three suppliers provided approximately 50% of the wood chips used by the Terrace Bay mill. While we believe that alternative sources of critical supplies, such as wood chips, would be available, disruption of our primary sources could create a temporary, adverse effect on product shipments. Also, an interruption in supply of single source specialty grade latex to our technical products business could disrupt and eventually cause a shutdown of production of certain technical products.

We generate substantially all of our electrical energy at the Munising and Pictou mills and approximately one-half of the electrical energy at the Terrace Bay mill. Availability of energy is not expected to be a problem in the foreseeable future, but the purchase price of such energy can and likely will fluctuate significantly based on fluctuations in demand and other factors. In addition, we have forward purchase contracts for natural gas through June 2006. At December 31, 2005, we had future contracts for 373,000 MMBTUs of natural gas with a notional amount of approximately $3 million. The weighted average price for the natural gas futures contracts at December 31, 2005 was $9.01 per MMBTU. In

January 2006, we entered into an agreement to purchase 350 million tons per year of “Green Steam” to supply energy at our Neenah paper mill. We anticipate that the agreement will substantially reduce the mill’s annual consumption of natural gas. There is no assurance that that we will be able to obtain electricity or natural gas purchases on favorable terms in the future.

Interest Rate Risk

We are exposed to interest rate risk on our fixed rate long-term debt and our variable rate bank debt. Our objective is to manage the impact of interest rate changes on earnings and cash flows from our variable rate debt and on the market value of our fixed rate debt. At December 31, 2005, we had $226.3 million of fixed rate long-term debt outstanding and no variable rate borrowings outstanding under our revolving credit agreement. We are exposed to fluctuations in the fair value of our fixed rate long-term debt resulting from changes in market interest rates, but not to fluctuations in our earnings or cash flows. At December 31, 2005, the fair market value of our long-term debt was $200.3 million based upon the quoted market price of the senior notes. A 100 basis point increase in interest rates would not affect our annual interest expense because at December 31, 2005, we had no variable rate borrowings outstanding.

We could in the future, reduce our exposure to interest rate fluctuations by entering into interest rate hedging arrangements, although those arrangements could result in us incurring higher costs than we would incur without the arrangements.

Environmental Regulation

Our manufacturing operations are subject to extensive regulation by U.S. and Canadian authorities. The Company has made significant capital expenditures to comply with environmental laws, rules and regulations. Due to changes in environmental laws and regulations, the application of such regulations and changes in environmental control technology, we are not able to predict with certainty the amount of future capital spending to be incurred for environmental purposes. Taking these uncertainties into account, we anticipate expenditures for major environmental projects during the period 2006 through 2010 will include approximately $20 million to reconfigure the effluent treatment system at the Pictou mill and between $15 million and $25 million for equipment and engineering to abate total sulphur emissions and for other environmental matters at the Pictou and Terrace Bay mills, to remove and replace transformers containing polychlorinated biphenyls at the Terrace Bay mill, to improve stream crossings in the timberlands licensed from the Province of Ontario.

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

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon, and as of the date of that evaluation, our Chief Executive

Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. There has been no significant change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

None.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Deloitte & Touche, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Deloitte & Touche’s attestation report on management’s assessment of the Company’s internal control over financial reporting is included herein.

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Information relating to nominees for director of Neenah and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the captions “Proposal 1—Election of Directors,” “Meetings and Committees of the Board of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Proxy Statement for the Annual Meeting of Stockholders to be held on June [20], 2006. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005. Information relating to the executive officers of Neenah, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, is set forth at Part I, Item 4A of this report under the caption “Executive Officers of the Registrant.” Such information is incorporated herein by reference.

Code of Ethics

Neenah has adopted the Neenah Paper, Inc. Code of Business Conduct and Ethics, which applies to all directors, officers and employees of Neenah. The Code of Business Conduct and Ethics meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer, Chief Financial Officer, (who is both our principal financial and principal accounting officer), as well as all other employees, as indicated above. The Code of Business Conduct and Ethics also meets the requirements of a code of conduct under New York Stock Exchange listing standards. The Code of Business Conduct and Ethics is posted on our web site at www.neenah.com under the links “Investor Relations—Corporate Governance—Code of Ethics.” The Company intends to disclose any amendments to the Code of Business Conduct and Ethics, as well as any waivers for executive officers or directors, on our web site at www.neenah.com.

Item 11.                 Executive Compensation

Information required by this Item 11 relating to executive compensation and other matters is set forth under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Report on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management

Information relating to ownership of common stock of Neenah by certain persons is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference. Information regarding securities authorized for issuance under equity compensation plans of Neenah is set forth under the caption “Equity Compensation Plan Information” in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions.

Information relating to existing or proposed relationships or transactions between Neenah and any affiliate of Neenah is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

Item 14.                 Principal Accountant Fees and Services

Information relating to Neenah’s principal accountant’s fees and services is set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

Item 15.                 Exhibits and Financial Statement Schedules

(a)          Documents filed as part of this report:

1.                 Consolidated and Combined Financial Statements

The following reports and financial statements are filed herewith on the pages indicated:

2.                 Financial Statement Schedule

The following schedule is filed herewith:

Schedule II—Valuation and Qualifying Accounts	F-45

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.                 Exhibits

See (b) below

(b)          Exhibits

The following exhibits are filed with or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. We will furnish any exhibit at no cost by writing to us at: Investor Relations, Neenah Paper, Inc., 3460 Preston Ridge Road, Suite 600, Alpharetta, Georgia 30005.

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

4.3	Form of Subsidiary Guarantee (included as Exhibit E to Exhibit 4.1).
4.4	Form of 7 3/8% Exchange Senior Notes (filed as Exhibit 4.5 to the Neenah Paper, Inc. Registration Statement on Form S-4 filed May 23, 2005 and incorporated herein by reference).
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

10.5*

Neenah Paper Inc. Supplemental Pension Plan (filed as Exhibit 10.5 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2004, filed March 31, 2005 and incorporated herein by reference).

10.6*

Neenah Paper Inc. Supplemental Retirement Contribution Plan (filed as Exhibit 10.6 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2004, filed March 31, 2005 and incorporated herein by reference).

10.7*

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

10.12*

Neenah Paper, Inc. 2004 Omnibus Stock and Incentive Compensation Plan (filed as Exhibit 10.12 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2004, filed March 31, 2005 and incorporated herein by reference).

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges (filed herewith)
21	List of Subsidiaries of Neenah Paper, Inc. (filed herewith).
23	Consent of Deloitte & Touche LLP (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (filed herewith).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).
32.1

Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith).

*                    Indicates management contract or compensatory plan or arrangement.

(c)           Financial Statement Schedule

See Item 15(a) (2) above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEENAH PAPER, INC.
By:	/s/ SEAN T. ERWIN
	Name:	Sean T. Erwin
	Title:	Chairman of the Board, President and Chief Executive Officer (in his capacity as a duly authorized officer of the Registrant and in his capacity as Chief Executive Officer)
	Date:	March 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ SEAN T. ERWIN		Chairman of the Board, President and	March 13, 2006
Sean T. Erwin		Chief Executive Officer
/s/ BONNIE C. LIND		Senior Vice President, Chief Financial	March 13, 2006
Bonnie C. Lind		Officer and Treasurer (Principal Financial Officer)
/s/ EDWARD GRZEDZINSKI*		Director	March 13, 2006
Edward Grzedzinski
/s/ MARY ANN LEEPER*		Director	March 13, 2006
Mary Ann Leeper
/s/ TIMOTHY S. LUCAS*		Director	March 13, 2006
Timothy S. Lucas
/s/ JOHN F. MCGOVERN*		Director	March 13, 2006
John F. McGovern
/s/ PHILIP C. MOORE*		Director	March 13, 2006
Philip C. Moore
/s/ STEPHEN M. WOOD*		Director	March 13, 2006
Stephen M. Wood
*By:	/s/ STEVEN S. HEINRICHS
Steven S. Heinrichs Senior Vice President, General Counsel and Secretary Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Neenah Paper, Inc.:

We have audited the accompanying consolidated balance sheets of Neenah Paper, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated and combined statements of operations, cash flows and changes in stockholders’ and invested equity, of the Company and the Pulp and Paper Business of Kimberly-Clark Corporation (“Pulp and Paper Business”) for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15. These consolidated and combined financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying combined financial statements were prepared to present the results of operations and cash flows of the Pulp and Paper Business, which was spun off to Kimberly-Clark Corporation’s stockholders as described in Note 1 to the consolidated and combined financial statements, and may not necessarily be indicative of the conditions that would have existed or the results of operations and cash flows if the Pulp and Paper Business had operated as a stand-alone company during the periods presented.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2004, and the results of operations and cash flows of the Company and the Pulp and Paper Business for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Neenah Paper, Inc.:

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that Neenah Paper, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 13, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 13, 2006

NEENAH PAPER, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)

	Year Ended December 31,
	2005	2004	2003
Net Sales	$733.4	$772.1	$710.3
Cost of products sold	655.9	647.9	602.4
Gross Profit	77.5	124.2	107.9
Selling, general and administrative expenses	53.2	45.8	34.6
Restructuring costs and asset impairment loss (Note 12)	59.8	112.8	—
Other (income) and expense—net	(4.7)	5.5	10.0
Operating Income (Loss)	(30.8)	(39.9)	63.3
Interest expense	18.2	1.4	—
Income (Loss) Before Income Taxes	(49.0)	(41.3)	63.3
Provision (benefit) for income taxes	(19.3)	(14.9)	24.4
Net Income (Loss)	$(29.7)	$(26.4)	$38.9
Earnings (Loss) Per Common Share
Basic	$(2.02)	$(1.79)	$2.64
Diluted	$(2.02)	$(1.79)	$2.64
Weighted Average Common Shares Outstanding (in thousands)
Basic	14,739	14,738	14,738
Diluted	14,739	14,738	14,738

See Notes to Consolidated and Combined Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$12.6	$19.1
Accounts receivable, net	79.1	92.4
Inventories	87.1	79.5
Deferred income taxes	1.7	1.2
Prepaid and other current assets	23.8	11.4
Total Current Assets	204.3	203.6
Property, Plant and Equipment—net	213.0	257.6
Timberlands	4.9	5.2
Deferred Income Taxes	27.6	—
Prepaid and Intangible Pension Costs	71.7	72.9
Other Assets	15.5	18.0
TOTAL ASSETS	$537.0	$557.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$1.2	$—
Accounts payable	40.4	50.6
Accrued expenses	38.8	36.6
Total Current Liabilities	80.4	87.2
Long-term Debt	226.3	225.0
Noncurrent Employee Benefits and Other Obligations	65.0	48.0
TOTAL LIABILITIES	371.7	360.2
Commitments and Contingencies (Notes 9 and 10)
Stockholders’ Equity
Common stock, par value $0.01—authorized: 100,000,000 shares; issued and outstanding: 14,766,203 shares and 14,763,319 shares	0.1	0.1
Additional paid-in capital	219.4	218.3
Treasury stock, at cost (2005—814 shares)	—	—
Retained deficit	(106.3)	(70.7)
Accumulated other comprehensive income	53.9	51.6
Unearned compensation on restricted stock	(1.8)	(2.2)
TOTAL STOCKHOLDERS’ EQUITY	165.3	197.1
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$537.0	$557.3

See Notes to Consolidated and Combined Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ AND INVESTED EQUITY
(In millions, shares in thousands)

	Common Stock		Additional Paid-In	Kimberly- Clark’s Net	Retained	Accumulated Other Comprehensive	Unearned Compensation On Restricted	Comprehensive
	Shares	Amount	Capital	Investment	Deficit	Income (Loss)	Stock	Income
Balance, December 31, 2002	—	$—	$—	$446.5	$—	$(52.8)	$—
Net income	—	—	—	38.9	—	—	—	$38.9
Other comprehensive income
Unrealized foreign currency translation	—	—	—	—	—	59.7	—	59.7
Minimum pension liability	—	—	—	—	—	(9.4)	—	(9.4)
Other	—	—	—	—	—	(0.6)	—	(0.6)
Net cash transfers to Kimberly-Clark	—	—	—	(50.0)	—	—	—	$88.6
Non-cash transfers from Kimberly-Clark	—	—	—	1.4	—	—	—
Balance, December 31, 2003	—	—	—	436.8	—	(3.1)	—
Net income (loss)	—	—	—	44.3	(70.7)	—	—	$(26.4)
Other comprehensive income
Unrealized foreign currency translation	—	—	—	—	—	24.8	—	24.8
Minimum pension liability	—	—	—	—	—	30.0	—	30.0
Other	—	—	—	—	—	(0.1)	—	(0.1)
Net cash transfers to Kimberly-Clark	—	—	—	(37.6)	—	—	—	$28.3
Adjustment to deferred taxes at Spin-Off	—	—	—	(12.7)	—	—	—
Other non-cash transfers to Kimberly-Clark	—	—	—	(1.8)	—	—	—
Spin-Off payment to Kimberly-Clark	—	—	—	(213.0)	—	—	—
Transfer to additional paid-in capital	—	—	216.0	(216.0)	—	—	—
Issuance of common stock	14,738	0.1	—	—	—	—	—
Restricted stock awards, less amortization	25	—	2.3	—	—	—	(2.2)
Balance, December 31, 2004	14,763	0.1	218.3	—	(70.7)	51.6	(2.2)
Net loss	—	—	—	—	(29.7)	—	—	$(29.7)
Other comprehensive income
Unrealized foreign currency translation	—	—	—	—	—	10.1	—	10.1
Minimum pension liability	—	—	—		—	(12.5)	—	(12.5)
Deferred gain on cash flow hedges	—	—	—	—	—	4.7	—	4.7
Dividends declared	—	—	—	—	(5.9)	—	—	$(27.4)
Vesting restricted stock units	3	—	—	—	—	—	—
Stock-based compensation awards, less amortization	—	—	0.4	—	—	—	0.4
Other (Note 6)	—	—	0.7	—	—	—	—
Balance, December 31, 2005	14,766	$0.1	$219.4	$—	$(106.3)	$53.9	$(1.8)

See Notes to Consolidated and Combined Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$(29.7)	$(26.4)	$38.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	29.8	36.0	35.3
Asset impairment loss	54.5	112.8	—
Deferred income tax benefit	(20.1)	(43.6)	(8.2)
Loss on asset dispositions	0.5	3.1	0.1
Net cash provided by (used in) changes in operating working capital
Accounts receivable	13.3	(14.1)	(3.6)
Inventories	(7.6)	(9.4)	(5.8)
Prepaid and other current assets	(6.9)	2.4	0.5
Accounts payable	(10.1)	11.3	2.1
Accrued expenses	(0.2)	5.6	3.6
Foreign currency effects on working capital	1.4	5.7	13.5
Pension and other postretirement benefits	(2.7)	(7.4)	(1.3)
Other	0.6	—	(1.5)
NET CASH PROVIDED BY OPERATING ACTIVITIES	22.8	76.0	73.6
INVESTING ACTIVITIES
Capital expenditures	(25.7)	(19.1)	(24.4)
Proceeds from dispositions of property	—	0.1	1.9
Other	(0.1)	(0.1)	(1.1)
NET CASH (USED IN) INVESTING ACTIVITIES	(25.8)	(19.1)	(23.6)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	3.6	225.0	—
Debt issuance costs	(0.2)	(12.2)	—
Repayments of long-term debt	(1.1)	—	—
Short-term borrowings	2.5	10.0	—
Repayments of short-term borrowings	(2.5)	(10.0)	—
Cash dividends paid	(5.9)	—	—
Spin-Off payment to Kimberly-Clark	—	(213.0)	—
Net transfers to Kimberly-Clark	—	(37.6)	(50.0)
NET CASH (USED IN) FINANCING ACTIVITIES	(3.6)	(37.8)	(50.0)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	0.1	—	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6.5)	19.1	—
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	19.1	—	—
CASH AND CASH EQUIVALENTS, END OF YEAR	$12.6	$19.1	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during year for interest	$15.8	$—	$—
Cash paid during year for income taxes	$6.6	$—	$—
Non-cash transfers (to) from Kimberly-Clark (Note 6)	$0.7	$(14.5)	$1.4
Non-cash investing activities:
Liability for equipment acquired	$(1.7)	$—	$—

See Notes to Consolidated and Combined Financial Statements

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, except as noted)

Note 1.   Background and Basis of Presentation

Background

Neenah Paper, Inc. (“Neenah” or the “Company”), a Delaware corporation, was incorporated in April 2004 in contemplation of the spin-off by Kimberly-Clark Corporation (“Kimberly-Clark”) of its Canadian pulp business and its fine paper and technical products businesses in the United States (collectively, the “Pulp and Paper Business”). The Canadian pulp business consists of the Terrace Bay, Ontario pulp mill and the Pictou, Nova Scotia pulp mill and related timberlands. The fine paper business is a leading producer of premium writing, text, cover and specialty papers. The technical products business is a leading producer of durable, saturated and coated base papers and films for a variety of end uses.

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

The consolidated and combined financial statements reflect the consolidated operations of Neenah and its subsidiaries as a separate, stand-alone entity subsequent to November 30, 2004, combined with the historical operations of the Pulp and Paper Business which were operated as part of Kimberly-Clark prior to the Spin-Off. The combined financial statements for periods through November 30, 2004 have been derived from the consolidated financial statements and accounting records of Kimberly-Clark using the historical results of operations and the historical basis of assets and liabilities of the Pulp and Paper Business. Management believes the assumptions underlying the combined financial statements for these periods are reasonable. However, the combined financial statements included herein for periods through November 30, 2004 are not indicative of the Pulp and Paper Business’ results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Pulp and Paper Business been a stand-alone company during the periods presented. See Note 11 for a discussion of transactions with Kimberly-Clark.

Kimberly-Clark’s investment in the Pulp and Paper Business is shown as “Kimberly-Clark’s net investment” in the combined financial statements through November 30, 2004 because no direct ownership relationship existed among the entities that comprised the Pulp and Paper Business. Intercompany accounts between the Pulp and Paper Business and Kimberly-Clark are combined with “Kimberly-Clark’s net investment”. As of November 30, 2004, the balance reflected in the “Kimberly-Clark’s net investment” was transferred to “Additional paid-in capital” of Neenah. “Retained deficit” reflected in the consolidated financial statements represents net losses beginning December 1, 2004.

Basic earnings (loss) per share (“EPS”) were computed by dividing net income (loss) by the number of weighted average shares of common stock outstanding during 2005 and 2004. Diluted earnings (loss) per share were calculated to give effect to all potentially dilutive common shares applying the “Treasury Stock” method. Outstanding stock options, restricted shares and restricted stock units represent the only potentially dilutive effects on the Company’s weighted-average-shares. Approximately 789,000 and 875,000 potentially dilutive options in 2005 and 2004, respectively, that were “out-of-the-money” were excluded from the computation of dilutive common shares. In addition, as a result of net losses in 2005 and 2004, 48,000 and 61,000 incremental shares resulting from the assumed exercises of “in-the-money” stock options and vesting of restricted stock and restricted stock units were excluded from the diluted earnings per share calculation, as the effect would have been anti-dilutive.

For 2003, basic and diluted EPS were computed using the number of shares of Neenah common stock outstanding on November 30, 2004, the date on which Neenah common stock was distributed to the stockholders of Kimberly-Clark.

Prior to the Spin-Off, certain corporate, general and administrative expenses of Kimberly-Clark were allocated to the Pulp and Paper Business, using a three factor formula comprised of net sales, total assets and employee head count. In the opinion of management, such an allocation is reasonable. However, such expenses are not indicative of, nor is it practical or meaningful for management to estimate for all historical periods presented, the actual level of expenses that might have been incurred had the Pulp and Paper Business been operating as an independent company. General corporate overhead primarily includes information technology, accounting, cash management, legal, tax, insurance and public relations. These expenses amounted to $0.5 million and $0.7 million in 2004 and 2003, respectively. Subsequent to November 30, 2004, the Company performed these functions using its own resources or purchased services, some of which were provided by Kimberly-Clark pursuant to a Corporate Services Agreement (See Note 11).

Kimberly-Clark used a centralized approach to cash management and the financing of its operations. Cash deposits from the Pulp and Paper Business prior to the Spin-Off were transferred to Kimberly-Clark on a regular basis and were netted against Kimberly-Clark’s net investment account. Consequently, none of Kimberly-Clark’s cash, cash equivalents or debt was allocated to the Pulp and Paper Business in the combined financial statements for periods through November 30, 2004.

Changes in Kimberly-Clark’s net investment represent any funding from Kimberly-Clark for working capital and capital expenditures after giving effect to the Pulp and Paper Business’ transfers to Kimberly-Clark of its cash flows from operations.

Cash Payment to Kimberly-Clark

On November 30, 2004, the Company made a Spin-Off payment of $213 million to a Kimberly-Clark subsidiary primarily from the proceeds of a $225 million principal amount senior note offering (See Note 5).

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

Revenue Recognition

The Company recognizes sales revenue when all of the following have occurred: (1) delivery has occurred, (2) persuasive evidence of an agreement exists, (3) pricing is fixed or determinable, and (4) collection is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated free on board (“FOB”) shipping point. With the exception of pulp sales to Kimberly-Clark and certain other customers, the Company’s sales terms are FOB shipping point. For pulp sales to Kimberly-Clark and other customers that are designated FOB destination, revenue is recognized when the product is delivered to the customer’s delivery site. Sales are reported net of allowable discounts and estimated returns. Reserves for cash discounts, trade allowances, credit losses and sales returns are estimated using historical experience.

Pursuant to the pulp supply agreement, sales terms to Kimberly-Clark subsequent to the Spin-Off were changed to FOB destination rather than FOB shipping point. As a result, net sales in December 2004 were reduced by $12.9 million, reflecting the one-time effect of this change in terms.

Shipping and Handling Costs

All amounts billed to customers in a sales transaction related to shipping and handling are recorded as revenue, and costs incurred by the Company for shipping and handling are recorded as costs of products sold.

Financial Instruments

Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions.

The Company uses derivative instruments to manage exposures to foreign currency and commodity price risks. The Company principally uses foreign currency forward and pulp future contracts to hedge against these exposures. Derivative instruments are recorded on the balance sheet as assets or liabilities and measured at fair market value. Derivative instruments that have been designated as hedges of anticipated future cash flows are marked-to-market through accumulated other comprehensive income (balance sheet adjustments) until such time as the related forecasted transactions affect earnings. Derivatives that are not designated as hedges are adjusted to fair value through Other (income) and expense—net. Fair value estimates are based on relevant market information, including current market rates and prices. The fair value estimates for derivative instruments are provided to the Company by banks known to be high-volume participants in these markets. The Company documents relationships between hedging instruments and hedged items, and link derivatives designated as cash flow hedges to specific forecasted transactions. The Company also assesses and documents, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. Any hedge ineffectiveness is charged to expense in the period incurred.

Inventories

U.S. inventories are valued at the lower of cost, using the Last-In, First-Out (LIFO) method for financial reporting purposes, or market. Canadian inventories are valued at the lower of cost, using either the First-In, First-Out (FIFO) or a weighted-average cost method, or market. Cost includes labor, materials and production overhead. Inventories of the Canadian pulp operations include both roundwood (logs) and wood chips. These inventories are located both at the pulp mills and at various timberlands locations. In accordance with industry practice, physical inventory counts utilize “scaling’ techniques to estimate quantities of roundwood, as well as various electronic devices to calculate wood chip inventory amounts. These techniques historically have provided reasonable estimates of such inventories.

Foreign Currency

Balance sheet accounts of the Canadian pulp operations are translated from Canadian dollars into U.S. dollars at period-end exchange rates, and income and expense are translated at average exchange rates during the period. Translation gains or losses related to net assets located in Canada are shown as a component of accumulated other comprehensive income (loss) in stockholders’ and invested equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in Other (income) and expense-net in the consolidated and combined statements of operations. Net foreign currency transaction losses for 2005, 2004 and 2003 were $0.6 million, $5.1 million and $10.0 million, respectively.

Property and Depreciation

Property, plant and equipment is stated at cost, less accumulated depreciation. Certain costs of software developed or obtained for internal use are capitalized. When property, plant and equipment is sold or retired, the costs and the related accumulated depreciation are removed from the accounts, and the gains or losses are recorded in other (income) and expense—net. For financial reporting purposes, depreciation is principally computed on the straight-line method over the estimated useful asset lives. Weighted average useful lives are approximately 40 years for buildings, 10 years for land improvements and 18 years for machinery and equipment. The cost of permanent and secondary logging roads is capitalized and amortized over the estimated useful lives of the roads, generally 20 years. The cost of tertiary roads (which are not permanent) is expensed as incurred. For income tax purposes, accelerated methods of depreciation are used.

Estimated useful lives are periodically reviewed and, when warranted, changes are made to them. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their cost may not be recoverable. An impairment loss would be recognized when estimated undiscounted future pre-tax cash flows from the use of the asset are less than its carrying amount.

Measurement of an impairment loss is based on the excess of the carrying amount of the asset over its fair value. Fair value is generally measured using discounted cash flows. See Note 12 for a discussion of asset impairment losses recorded in 2005 and 2004 related to Terrace Bay’s long-lived assets.

The costs of major rebuilds and replacements of plant and equipment are capitalized, and the cost of maintenance performed on manufacturing facilities, composed of labor, materials and other incremental costs, is charged to operations as incurred. Start-up costs for new or expanded facilities are expensed as incurred.

Timberlands

Timberlands are stated at cost, less the accumulated cost of timber previously harvested. The Company’s owned timberlands have long-rotation and growing cycles averaging over 40 years. Capitalized costs for these timberlands include site preparation, initial planting and seeding. The costs of fertilization, control of competition (brush control) and seedling protection activities (principally herbicide and insecticide applications) during the stand establishment period also are capitalized. The Company charges capitalized costs, excluding land, to operations at the time the wood is harvested, based on periodically determined depletion rates.

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

Research Expense

Research and development costs are charged to expense as incurred and are recorded in “Selling, general and administrative expenses” on the Consolidated and Combined Statement of Operations.

Fair Value of Financial Instruments

The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The fair value of long-term debt is estimated using current market prices for the Company’s publicly traded debt. The fair value of the Company’s long-term debt at December 31, 2005 was $200.3 million compared to the carrying value of $226.3 million. The fair value of the Company’s long-term debt at December 31, 2004 was $228.4 million compared to the carrying value of $225.0 million.

Other Comprehensive Income

Comprehensive income includes, in addition to net income, unrealized gains and losses recorded directly into a separate section of stockholders’ equity on the consolidated balance sheet. These unrealized gains and losses are referred to as other comprehensive income items. The accumulated other comprehensive income (loss) shown on the consolidated balance sheets consists of foreign currency translation, deferred gains and (losses) on cash flow hedges and minimum pension liability adjustments. The foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in the Canadian pulp operations.

The changes in the components of other comprehensive income (loss) are as follows:

	Year Ended December 31,
	2005			2004			2003
	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount
Unrealized foreign currency translation	$10.1	$—	$10.1	$24.8	$—	$24.8	$59.7	$—	$59.7
Minimum pension liability	(20.5)	8.0	(12.5)	46.3	(16.3)	30.0	(14.5)	5.1	(9.4)
Deferred gain (loss) on cash flow hedges	7.4	(2.7)	4.7	(0.2)	0.1	(0.1)	(0.9)	0.3	(0.6)
Other comprehensive income (loss)	$(3.0)	$5.3	$2.3	$70.9	$(16.2)	$54.7	$44.3	$5.4	$49.7

Accumulated balances of other comprehensive income (loss), net of applicable income taxes are as follows:

	December 31,
	2005	2004
Unrealized foreign currency translation	$68.0	$57.9
Minimum pension liability (net of income tax benefits of $11.6 million and $3.6 million, respectively)	(18.8)	(6.3)
Deferred gain on cash flow hedges (net of income taxes of $2.7 million)	4.7	—
Accumulated other comprehensive income (loss)	$53.9	$51.6

Stock Based Employee Compensation

The Company’s stock based employee compensation plan is described in Note 7. As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company continues to use the intrinsic value method permitted by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations to account for stock option grants. No employee compensation related to stock option grants has been charged to earnings because the exercise prices of all stock options granted have been equal to the market value of the Company or Kimberly-Clark’s common stock at the date of grant. Had compensation expense been recorded under the provisions of SFAS 123, the impact on the Company’s net income (loss) and income (loss) per share would have been:

	Year Ended December 31,
	2005	2004	2003(a)
	(Dollars in millions, except per share)
Reported net income (loss)	$(29.7)	$(26.4)	$38.9
Pro forma compensation expense, net of tax	(2.0)	(1.2)	—
Pro forma net income (loss)	$(31.7)	$(27.6)	$38.9
Reported net income (loss) per share:
Basic	$(2.02)	$(1.79)	$2.64
Diluted(b)	$(2.02)	$(1.79)	$2.64
Pro forma net income (loss) per share:
Basic	$(2.15)	$(1.87)	$2.64
Diluted(b)	$(2.15)	$(1.87)	$2.64

(a)           The pro forma effect of stock options on net income is only presented for periods after November 30, 2004, the date on which Neenah common stock was distributed to stockholders of Kimberly-Clark.

(b)          As a result of  net losses in 2005 and 2004, 48,000 and 61,000 incremental shares, respectively, resulting from the assumed exercises of stock options and the vesting of restricted stock and restricted stock units were excluded from the diluted earnings per share calculation, as the effect would have been anti-dilutive.

The weighted-average fair value at date of grant for options granted during 2005 was $12.46 per share and was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions (See Note 7 for a discussion of the 2005 and 2004 option grants at a weighted average exercise price $32.52 per share and $31.81 per share, respectively):

	2005	2004
Expected life in years	5.9	4.7
Interest rate	3.9%	3.6%
Volatility	39.0%	36.3%
Dividend yield	1.2%	1.2%

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R also supersedes APB 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows (See Accounting Standards Changes below for a discussion of other standards). In general, the accounting required by SFAS 123R is similar to that of SFAS 123. However, SFAS 123 gave companies a choice to either recognize the fair value of stock options in their income statements or to disclose the pro forma income statement effect of the fair value of stock options in the notes to the financial statements. SFAS 123R eliminates that choice and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the option vesting period.

On April 14, 2005, the SEC announced the adoption of a new rule that amended the compliance dates for SFAS 123R. The new rule requires the Company to adopt SFAS 123R by January 1, 2006. The Company will adopt SFAS 123R using a  modified prospective transition method in which compensation cost is recognized beginning with the effective date (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date that remain unvested on the effective date.

The Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, has recognized no compensation cost for employee stock options. Accordingly, adoption of SFAS 123R’s fair value method will have an effect on results of operations, although it will have no impact on overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had SFAS 123R been adopted in prior periods, the effect would have approximated the SFAS 123 pro forma net income (loss) and earnings (loss) per share disclosures shown. At December 31, 2005, unearned compensation for the fair value of outstanding employee stock options was approximately $4.8 million and will be recognized as compensation expense in future periods as stock options vest.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required, thereby reducing net operating cash flows and increasing net financing cash flows in periods after adoption. Such amounts cannot be estimated for future periods because they depend on, among other things, when employees will exercise the stock options and the market price of the Company’s stock at the time of exercise.

Accounting Standards Changes

In November 2004, SFAS 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4, (“SFAS 151”) was issued. SFAS 151 clarifies the accounting for abnormal amounts of facility expenses, freight, handling costs, and spoilage. It also requires that allocation of fixed production overheads to inventory be based on the normal capacity of production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of SFAS 151 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2004, SFAS 153, Exchange of Nonmonetary Assets- an amendment of APB Opinion No. 29, (“SFAS 153”) was issued. SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of SFAS 153 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2005, FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143, was issued. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). The adoption of FIN 47 did not have a material effect on the Company’s results of operations or financial position.

Note 3.   Risk Management

The Company is exposed to risks such as changes in foreign currency exchange rates and pulp prices. A variety of practices are employed to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading. All foreign currency and commodity derivative instruments are either exchange traded or entered into with major financial institutions. Credit risk with respect to the counterparties is considered minimal in view of the financial strength of the counterparties.

In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the Company records all derivative instruments as assets (in Prepaid and other current assets and Other assets) or liabilities (in Accrued expenses or Noncurrent employee benefits and other obligations) on the balance sheet at fair value. Changes in the fair value of derivatives are either recorded in income or other comprehensive income, as appropriate. The related unrealized gain or loss from changes in the fair value of highly effective derivatives designated as cash flow hedges is recorded in Accumulated other comprehensive income (loss) in the period that changes in fair value occur and is reclassified to income in the same period that the hedged item affects income.

Pulp Price and Foreign Currency Risk

The operating results, cash flows and financial condition of the Company are subject to pulp price risk. Because the price of pulp is established in U.S. dollars and the Company’s cost of producing pulp is incurred principally in Canadian dollars, the profitability of the Company’s pulp operations is subject to foreign currency risk. The Company uses foreign currency forward and pulp futures contracts to manage its foreign currency and pulp price risk. The use of these instruments allows management of this transactional exposure to exchange rate and pulp price fluctuations because the gains or losses incurred on the derivative instruments are intended to offset, in whole or in part, losses or gains on the underlying transactional exposure (see “Cash Flow Hedges” below). The Company’s translation exposure related to its net investment in its Canadian subsidiaries is not hedged.

The Company is also subject to price risk for electricity used in its manufacturing operations. At the Spin-Off, Kimberly-Clark transferred to the Company a fixed price forward purchase contract to hedge fluctuations in the price of electricity at the Terrace Bay mill through December 31, 2005.  The contract has matured and has not been replaced.

Cash Flow Hedges

During 2005, the Company entered into a series of foreign currency forward exchange contracts, designated as cash flow hedges, of U.S dollar denominated pulp sales. At December 31, 2005, the Company had foreign currency contracts outstanding in a notional amount of $213 million Canadian dollars. The fair value of the contracts was $9.3 million U.S. dollars and was reflected on the balance sheet as an asset ($7.2 million of which was current). The weighted average exchange rate for the foreign currency contracts at December 31, 2005 was $0.820 U.S. dollars per Canadian dollar. The contracts extend through May 2007 with the highest value of contracts maturing in January 2006. The Company recorded net pre-tax gains of $4.3 million on foreign currency contracts as the forecasted transactions occurred in 2005. All realized gains and losses on currency derivatives are recorded in Other (income) expense - net on the consolidated and combined statements of operations.

During 2005, the Company also entered into a series of pulp futures contracts to hedge fluctuations in pulp prices through December 2006. At December 31, 2005, the Company had future contracts for 144,000 metric tons of pulp with a notional amount of approximately $91 million. The fair value of the contracts was $1.2 million and was reflected on the balance sheet as a liability. The weighted average price for the pulp futures contracts at December 31, 2005 was $631 per metric ton. The contracts expire at the rate of 12,000 metric tons per month in 2006. The Company recorded net pre-tax gains of $0.6 million on pulp futures contracts as the forecasted transactions occurred in 2005. Substantially all realized gains and losses on pulp derivatives are recorded in Net sales on the consolidated statements of operations.

In addition, the Company had a fixed price forward purchase contract to hedge fluctuations in the price of electricity at the Terrace Bay mill. The contract matured on December 31, 2005. The Company recorded net pretax gains of $0.9 million on the forward purchase contract as the forecasted transactions occurred in 2005. In addition, during 2005, the Company recorded a pre-tax gain of approximately $0.5 million related to discontinued cash flow hedges where occurrence of the forecasted transaction was not probable. Realized gains and losses on the electricity derivative and gains and losses on discontinued cash flow hedges are recorded in Cost of product sold on the consolidated statements of operations.

During 2005 the Company’s cash flow hedges were effective and changes in the fair value of the derivative instruments were reflected in other comprehensive income. During the same period in which the hedged forecasted transactions affected earnings, the Company reclassified approximately $(36,000), $(0.6) million and $0.5 million of after-tax gains (losses) from accumulated other comprehensive income to earnings in 2005, 2004 and 2003, respectively. If future market rates are consistent with the rates assumed at December 31, 2005, approximately $6.1 million (or $3.9 million after-tax) of the $8.2 million (or $5.2 million after-tax) unrealized gain included in accumulated other comprehensive income is expected to be recognized in earnings during the next twelve months.

The notional amounts of the Company’s hedging instruments do not represent amounts exchanged by the parties and, as such, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amounts and the other terms of the contracts.

Note 4.   Income Taxes

Income tax expense in the Company’s consolidated and combined financial statements has been calculated on a separate tax return basis. Income tax benefits represented 39.4% and 36.1% of pretax losses in 2005 and 2004, respectively. In 2003, the income tax provision represented 38.5% of pretax income. The following table presents the principal reasons for the difference between the effective tax rate and the U.S. federal statutory income tax rate:

	Year Ended December 31,
	2005	2004	2003
U.S. federal statutory income tax rate	(35.0)%	(35.0)%	35.0%
State and local income taxes, net of federal income tax effect	(3.9)	(2.4)	4.2
Other differences—net	(0.5)	1.3	(0.7)
Effective income tax rate	(39.4)%	(36.1)%	38.5%

The following table presents the U.S. and Canadian components of income before income taxes and the provision for income taxes:

	Year Ended December 31,
	2005	2004	2003
Income (loss) before income taxes:
U.S.	$44.2	$79.2	$81.5
Canada	(93.2)	(120.5)	(18.2)
Total	$(49.0)	$(41.3)	$63.3
Provisions (benefits) for income taxes:
Current:
Federal	$1.2	$26.6	$28.5
State and local	(0.4)	2.1	4.5
Canadian	—	—	(0.4)
Subtotal	0.8	28.7	32.6
Deferred:
Federal	(17.5)	(37.9)	(2.1)
State and local	(2.6)	(3.3)	(0.5)
Canadian	—	(2.4)	(5.6)
Subtotal	(20.1)	(43.6)	(8.2)
Total	$(19.3)	$(14.9)	$24.4

The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The components of deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
Net current deferred income tax assets:
Accrued liabilities	$2.4	$2.4
Employee benefits	0.5	—
Other	(1.2)	(1.2)
Net current deferred income tax assets	$1.7	$1.2
Net noncurrent deferred income tax assets:
Canadian timberlands	$67.7	$72.3
Employee benefits	17.3	11.7
Accumulated depreciation	(57.4)	(81.3)
Other	—	(2.7)
Net noncurrent deferred income tax assets	$27.6	$—

No valuation allowance has been provided on deferred income tax assets. In determining the need for valuation allowances, the Company considers many factors, including specific taxing jurisdictions, sources of taxable income, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance would be recognized if, based on the weight of available evidence, the Company concludes that it is more likely than not that some portion or all of the deferred income tax asset will not be realized. As of December 31, 2005, the Company had $24.8 million of Canadian net operating losses, substantially all of which may be carried forward to 2015 to offset future taxable income. Due to the U.S. Dual Consolidated Loss Recapture rules and provisions under SFAS 109, the Company has recorded a corresponding deferred tax liability to offset the deferred tax asset related to the Canadian net operating losses. The Company has no foreign tax credits.

As part of the Spin-Off transaction, the Company made a one-time Spin-Off payment of $213 million to Kimberly-Clark to fund the purchase of the Canadian pulp assets and related timberlands. In accordance with EITF 94-10, Accounting by a Company for the Income Tax Effects of Transactions among or with Its Shareholders under FASB Statement No. 109, the tax effects of the resulting change in the tax bases of the assets and liabilities were reflected in stockholders’ and invested equity. The Company recorded a net credit to deferred income tax assets of approximately $12.7 million and an offsetting charge to “Kimberly-Clark’s net investment” on the statement of changes in stockholders’ and invested equity.

Prior to the Spin-Off, the operations of the Pulp and Paper Business were included in the consolidated income tax returns of Kimberly-Clark. Kimberly-Clark agreed to indemnify the Company for all income tax liabilities and retain rights to all tax refunds relating to the Pulp and Paper Business in its consolidated income tax returns for periods through the date of the Spin-Off. Accordingly, the consolidated balance sheets do not include current or prior period income tax receivables or payables related to the Pulp and Paper Business.

The Company’s stock was distributed in a tax-free spin-off. Under terms of the tax sharing agreement between the Company and Kimberly-Clark, the Company could be liable for any income taxes if it commits a tainting event that destroys the tax free nature of the Spin-Off.

For periods subsequent to the Spin-Off, the Company has elected to treat its Canadian operations as a branch for U.S. income tax purposes. Therefore, the amount of income (loss) before income taxes from Canadian operations, generated after the November 30, 2004 Spin-Off date, are included in the Company’s consolidated U.S. income tax returns and such amounts are subject to U.S. income taxes. The previously reported deferred income tax liability of $8.4 million at December 31, 2004 has been reclassified to net noncurrent deferred income tax assets to conform to the current year presentation of deferred tax assets and liabilities by tax jurisdiction. In addition, certain amounts of the previously reported components of the current and deferred provision (benefit) for income taxes for the year ended December 31, 2004 have been reclassified to conform to the current year presentation by tax jurisdiction.

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

Secured Revolving Credit Facility

On November 30, 2004, the Company entered into a Credit Agreement by and among Neenah, certain of its subsidiaries, the lenders listed in the Credit Agreement and JP Morgan Chase Bank, N.A. as agent for the lenders (the “Credit Agreement”). Under the Credit Agreement, the Company has a secured revolving credit facility (the “Revolver”) that provides for borrowings of up to $150 million. No amounts were outstanding under the Revolver as of December 31, 2005. Borrowing availability under the Revolver is reduced by outstanding letters of credit (“LOCs”). At December 31, 2005, the Company had approximately $5.2 million of LOCs outstanding and $144.8 million of borrowing availability under the Revolver. Amounts outstanding under the Revolver may be repaid, in whole or in part, at any time without premium or penalty except for specified make-whole payments on LIBOR-based loans.

The Credit Agreement is secured by substantially all of the Company’s assets, including the capital stock of its subsidiaries and is guaranteed by Neenah Paper Company of Canada, a wholly-owned subsidiary. The Credit Agreement will terminate on November 30, 2008. Availability under the Credit Agreement will fluctuate over time depending on the value of the Company’s inventory, receivables and various capital assets.

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

The indenture governing the Senior Notes and the Credit Agreement contain, among other provisions, covenants with which the Company must comply during the term of the agreements. Such covenants restrict the Company’s ability to, among other things, incur certain additional debt, make specified restricted payments and capital expenditures, authorize or issue capital stock, enter into transactions with affiliates, consolidate or merge with or acquire another business, sell certain of its assets or liquidate, dissolve or wind-up. In addition, the terms of the Credit Agreement require the Company to achieve and maintain certain specified financial ratios. At December 31, 2005, the Company was in compliance with all such covenants.

The Company’s ability to pay cash dividends on its Common Stock is limited under the terms of both the Credit Agreement and the Senior Notes. At December 31, 2005, under the most restrictive terms of these agreements, the Company’s ability to pay cash dividends on its common stock is limited to a total of $10.0 million in a twelve-month period.

Other Notes

During the first quarter of 2005, the Company obtained third-party financing to fund its purchase of enterprise resource planning (ERP) software. At inception, the present value of the financing agreement was $3.6 million (discounted at 7.375%) payable in quarterly installments through January 2008. At December 31, 2005, $2.5 million of such third-party financing was outstanding. In the first quarter of 2005, the Company issued a short-term note for $2.3 million to finance current year insurance premiums. The note was repaid in monthly installments through October 2005 including interest at the rate of 3.9% per annum. At December 31, 2005, the Company had required debt payments under these financing arrangements of $1.2 million and $1.3 million in 2006 and 2007, respectively. The Company has no other required debt payments during the next five years.

Note 6.   Postretirement and Other Benefits

Pension Plans

Substantially all active employees of the Pulp and Paper Business participated in Kimberly-Clark’s defined benefit pension plans and defined contribution retirement plans. On November 30, 2004, the Company assumed responsibility for pension and postretirement benefit obligations for active employees of the Pulp and Paper Business and former employees of the Canadian pulp operations. Pension and postretirement benefit obligations related to former employees of the U.S. paper operations were retained by Kimberly-Clark. During 2005, hourly employees at the Pictou pulp mill, represented by Local 440 of the Communications, Energy and Paperworkers Union of Canada and the Company executed a new collective bargaining agreement providing for enhanced pension benefits. The amendment to the plan resulted in an increase of $6.9 million in the Company’s projected benefit obligation and did not require a remeasurement of the plan.

Pension assets related to active employees of the U.S. paper operations for which the Company assumed responsibility were transferred from a Kimberly-Clark pension trust to a new trust for a pension plan established by the Company. The new pension plan provides for substantially similar benefits and credits such employees for service earned with Kimberly-Clark. In the fourth quarter of 2005, the transfer of assets by Kimberly-Clark to the new pension trust for obligations assumed by the Company in the Spin-Off was finalized and resulted in a credit of $0.7 million to Additional paid-in capital.

The Company’s funding policy for its qualified defined benefit plans is to contribute assets to fully fund the accumulated benefit obligation (“ABO”). Subject to regulatory and tax deductibility limits, any funding shortfall is to be eliminated over a reasonable number of years. Nonqualified plans providing pension benefits in excess of limitations imposed by the taxing authorities are not funded.

The Company uses the fair value of pension plan assets to determine pension expense, rather than averaging gains and losses over a period of years. Investment gains or losses represent the difference between the expected return calculated using the fair value of the assets and the actual return based on the fair value of assets. The Company’s pension and other post-retirement obligations are measured as of

December 31. As of December 31, 2005, the Company’s plans had cumulative unrecognized investment losses and other actuarial losses of approximately $147.8 million.

A minimum pension liability for underfunded plans representing the excess of the unfunded ABO over previously recorded net pension liabilities has been reflected on the consolidated balance sheets. The minimum pension liability is included in Noncurrent employee benefits and other obligations on the consolidated balance sheets. An offsetting amount is included as an intangible asset to the extent of unrecognized prior service cost, and the balance is included in accumulated other comprehensive income. In 2005, the additional minimum pension liability increased as the effect of a decrease in the discount rate used to estimate the ABO more than offset the increase in the fair value of pension plan assets.

The following is a summary of amounts related to the minimum pension liability recorded in other comprehensive income:

	December 31,
	2005	2004
Minimum pension liability	$42.4	$12.0
Less intangible asset	12.0	2.1
Accumulated other comprehensive income	$30.4	$9.9

Other Postretirement Benefit Plans

Prior to the Spin-Off, the employees of the Pulp and Paper Business participated in Kimberly-Clark’s health care and life insurance benefit plans (the “Benefit Plans”), which covered substantially all retirees and active employees. Certain benefits were based on years of service and/or age at retirement. The plans were principally noncontributory for employees who were eligible to retire on or before December 31, 1992 and contributory for most employees who retire on or after January 1, 1993. Kimberly-Clark provided no subsidized benefits to most employees hired after 2003. On November 30, 2004, the Company assumed responsibility for obligations for the active employees of the Company and former employees of the Canadian pulp operations and established new health care and life insurance benefit plans to provide substantially similar benefits and credit such employees for service earned with Kimberly-Clark.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) became law. Among other things, the Act provides a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. On April 1, 2004, FASB Staff Position 106-2 (“FSP 106-2”), Accounting and Disclosure Requirements Related to Medicare Prescription Drug, Improvement and Modernization Act of 2003, was adopted. Adoption of FSP 106-2 reduced the Company’s accumulated postretirement benefit obligation by approximately $6.8 million and resulted in an unrecognized actuarial gain of a similar amount and resulted in a $0.5 million and $0.3 million reduction in postretirement benefit costs for 2005 and 2004, respectively. During 2005, the Company paid less than $0.1 million for prescription drug benefits for retirees who were eligible for Medicare Part D and has not been reimbursed for any such payments.

Prior to 2004, the U.S. benefit plans limited future annual per capita retiree medical benefits to no more than 200% of the 1992 annual per capita cost. These plans reached this limitation (the “Cap”) and were amended during 2003. Among other things, the amendments index the Cap by 3% annually beginning in 2005 for certain employees retiring on or before April 1, 2004 and limit the future cost for retiree health care benefits to a defined fixed per capita cost for certain employees retiring after April 1, 2004. At December 31, 2005, the assumed inflationary pre-65 and post-65 health care cost trend rates used to determine year-end obligations was 9.8%, decreasing to 8.8% in 2007, and then gradually decreasing to an ultimate rate of 4.8% in 2013. The assumed inflationary pre-65 health care cost trend rate used to determine obligations at December 31, 2004 and cost for the year ended December 31, 2005 was 8.7% in

2005, decreasing to 7.8% in 2006, and gradually decreasing to an ultimate rate of 5.0% in 2011. The assumed inflationary post-65 health care cost trend rate used to determine obligations at December 31, 2004 and cost for the year ended December 31, 2005 was 8.8% in 2005 decreasing to 7.9% in 2006, and gradually decreasing to an ultimate rate of 5.0% in 2011.

In May 2005, the Company closed the No. 1 Mill at the Terrace Bay facility (See Note 12). In conjunction with the closure, the Company recognized a pre-tax charge of approximately $1.6 million related to a partial settlement of certain pension obligations.

An accrued benefit obligation for other postretirement benefits assumed by the Company is reflected in Noncurrent employee benefits and other obligations on the consolidated balance sheet.

The following table reconciles the benefit obligations, plan assets, funded status and net liability information of the Company’s pension and other benefit plans.

			Postretirement Benefits Other than
	Pension Benefits		Pensions
	Year Ended December 31,
	2005	2004	2005	2004
Change in Benefit Obligation:
Benefit obligation at beginning of year	$386.1	$328.7	$55.0	$50.5
Service cost	10.7	9.1	1.5	1.2
Interest cost	21.9	24.2	3.1	3.4
Currency	11.7	23.2	1.9	3.2
Actuarial loss (gain)	34.1	19.5	14.7	(1.8)
Benefit payments from plans	(23.9)	(10.9)	(1.3)	(1.1)
Adjustment related to Spin-Off	—	(8.1)	—	(0.4)
Participant contributions	0.6	0.5	—	—
Special termination benefits	1.6	—	—	—
Plan amendments	6.9	—	1.2	—
Other	0.2	(0.1)	—	—
Benefit obligation at end of year	$449.9	$386.1	$76.1	$55.0
Change in Plan Assets:
Fair value of plan assets at beginning of year	$328.5	$275.3	$—	$—
Actual gain on plan assets	38.9	35.1	—	—
Employer contributions	18.7	16.6	1.3	1.1
Special termination benefit contributions	1.6	—	—	—
Currency	9.8	19.6	—	—
Benefit payments	(23.9)	(10.9)	(1.3)	(1.1)
Participant contributions	0.6	0.5	—	—
Adjustment related to Spin-Off	0.7	(7.7)	—	—
Other	0.2	—	—	—
Fair value of plan assets at end of year	$375.1	$328.5	$—	$—
Funded Status:
Benefit obligation in excess of plan assets	$(74.8)	$(57.6)	$(76.1)	$(55.0)
Unrecognized net actuarial loss	147.8	128.3	31.3	14.2
Unrecognized transition amount	(0.6)	(0.7)	—	—
Unrecognized prior service cost	12.4	6.4	(0.8)	0.3
Net amount recognized	$84.8	$76.4	$(45.6)	$(40.5)
Amounts Recognized in the Balance Sheets:
Prepaid benefit cost	$84.8	$76.4	$—	$—
Intangible asset	12.0	2.1	—	—
Accrued benefit cost	(42.4)	(12.0)	(45.6)	(40.5)
Accumulated other comprehensive income	30.4	9.9	—	—
Net amount recognized	$84.8	$76.4	$(45.6)	$(40.5)

Summary disaggregated information about the pension plans follows:

	December 31,
	Assets Exceed ABO		ABO Exceeds Assets		Total
	2005	2004	2005	2004	2005	2004
Projected benefit obligations	$279.5	$333.2	$170.4	$52.9	$449.9	$386.1
ABO	227.5	275.8	153.0	46.2	380.5	322.0
Fair value of plan assets	239.4	288.7	135.7	39.8	375.1	328.5

Components of Net Periodic Benefit Cost

	Pension Benefits			Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2005	2004	2003	2005	2004	2003
Service cost	$10.7	$9.1	$7.1	$1.5	$1.2	$1.0
Interest cost	21.9	24.2	21.9	3.1	3.4	3.6
Expected return on plan assets(a)	(27.7)	(27.7)	(22.4)	—	—	—
Recognized net actuarial loss	7.1	4.7	6.1	0.7	(4.6)	0.2
Amortization of unrecognized transition asset	(0.2)	(0.2)	(0.2)	—	—	—
Amortization of prior service cost	1.4	1.0	0.9	0.1	—	—
Adjustment related to Spin-Off	—	(0.4)	—	—	(0.4)	—
Net periodic benefit cost (credit)	$13.2	$10.7	$13.4	$5.4	$(0.4)	$4.8

(a)           The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31

	Pension Benefits		Postretirement Benefits Other than Pensions
	2005	2004	2005	2004
Discount rate	5.20%	5.75%	5.22%	5.75%
Rate of compensation increase	3.24%	3.75%	—	—

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31

	Pension Benefits			Postretirement Benefits Other than Pensions
	2005	2004	2003	2005	2004	2003
Discount rate	5.75%	6.21%	6.95%	5.75%	6.17%	6.91%
Expected long-term return on plan assets	8.41%	8.50%	8.50%	—	—	—
Rate of compensation increase	3.75%	3.75%	3.90%	—	—	—

Expected Long-Term Rate of Return and Investment Strategies

The expected long-term rate of return on pension fund assets held by the Company’s pension trusts was determined based on several factors, including input from pension investment consultants and projected long-term returns of broad equity and bond indices. Also considered were the plans’ historical 10-year and 15-year compounded annual returns. It is anticipated that on average the investment managers for each of the plans will generate annual long-term rates of return of 8.5%. The expected long-term rate of return on the assets in the plans was based on an asset allocation assumption of about 60% with equity managers, with expected long-term rates of return of approximately 10%, and 40% with fixed income managers, with an expected long-term rate of return of about 6%. The actual asset allocation is regularly reviewed and periodically rebalanced to the targeted allocation when considered appropriate. Also, when deemed appropriate, hedging strategies are executed using index options and futures to limit the downside exposure of certain investments by trading off upside potential above an acceptable level. Such hedging strategies were executed in 2005, 2004 and 2003. Following the Spin-Off, the Company is following a similar methodology for determining its long-term rate of return on pension assets and investment strategy and is continuing to evaluate its long-term rate of return assumptions.

Plan Assets

Pension plan asset allocations are as follows:

	Percentage of Plan Assets at December 31,
	2005	2004	2003
Asset Category
Equity securities	68%	66%	70%
Debt securities	24%	24%	28%
Real estate	—%	3%	2%
Cash and money-market funds	8%	7%	—%
Total	100%	100%	100%

Plan assets were not invested in Neenah securities for periods subsequent to the Spin-Off or Kimberly-Clark securities prior to the Spin-Off.

Cash Flows

Based on December 31, 2005 exchange rates, the Company expects to contribute approximately $12.2 million to its pension trusts in 2006.

Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Plans	Other Postretirement Benefits
2006	$18.4	$1.8
2007	19.8	2.0
2008	21.2	2.3
2009	22.8	2.6
2010	24.6	3.0
Years 2011 - 2015	158.1	20.6

Health Care Cost Trends

Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components	$0.7	$0.5
Effect on post-retirement benefit obligation	9.9	7.9

Defined Contribution Retirement Plans

Kimberly-Clark’s contributions to its defined contribution retirement plans were primarily based on the age and compensation of covered employees. In connection with the Spin-Off, Kimberly-Clark transferred the related assets and liabilities of these plans to trusts established by the Company. In December 2004, the Company established defined contribution retirement plans that provide substantially similar benefits. Contributions to these plans, all of which were charged to expense, were $1.0 million in 2005 and $0.5 million in each of 2004 and 2003.

Investment Plans

The Company provides voluntary contribution investment plans to substantially all employees. Under the plans, Kimberly-Clark matched a portion of employee contributions. In connection with the Spin-Off, Kimberly-Clark transferred the related assets and liabilities of these plans to trusts established by the Company. In December 2004, the Company established investment plans that provide substantially similar benefits. Costs charged to expense for company matching contributions under these plans were $1.2 million in each of 2005, 2004 and 2003.

Note 7.   Stock Compensation Plans

On August 31, 2004, Kimberly-Clark, acting as the sole shareholder of the Company, approved the Neenah Paper, Inc. 2004 Omnibus Stock and Incentive Plan (the “Omnibus Plan”). The Company then adopted and established the Omnibus Plan under unanimous written consent of the Neenah Board of Directors on December 1, 2004. With this approval, the Company reserved 3,500,000 shares of the Common Stock for issuance under the Omnibus Plan. Pursuant to the terms of the Omnibus Plan, the compensation committee of the Company’s Board of Directors may grant various types of equity-based compensation awards, including incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units, in addition to certain cash-based awards. All grants and awards under the plan will be made at fair market value and no grant or award may be repriced after its grant. In general, the options expire 10 years from the date of grant and vest over a three-year service period. At December 31, 2005, a total of 2,154,995 shares of the Company’s common stock were reserved for future issuance under the Omnibus Plan.

During 2003 and in prior years, certain employees of the Pulp and Paper Business were granted stock options and restricted stock under Kimberly-Clark’s stock compensation plans.

Stock Options

In February 2005, the Company informed participants in its Long-Term Incentive Plan (the “LTIP”) of its intention to award nonqualified stock options to purchase a total of 126,100 shares of common stock (subject to forfeitures due to termination of employment and other conditions) during 2005. In February 2005, the Company granted to LTIP participants options to purchase 63,050 shares of common stock at $33.19 per share. In August 2005, the Company granted options to purchase 62,650 shares of common stock at $31.70 per share. The exercise price of the options was equal to the market price of the Company’s common stock on the date of grant. The options expire in ten years and one-third vest on each of the first three anniversaries of the date of grant. In June 2005, the Company awarded options to purchase 11,250 shares of common stock at $33.32 per share to members of its Board of Directors. The options vest one year from the date of grant and expire ten years from the date of grant.

In connection with the Spin-Off, options to acquire 390,508 shares of Kimberly-Clark common stock that were outstanding immediately prior to the Spin-Off were converted into 724,449 substitute options to purchase the Company’s common stock under the Omnibus Plan. The awards converted were adjusted to maintain both the pre-conversion aggregate intrinsic value of each award and the ratio of the per share exercise price to the market value per share. Vesting terms and expiration dates were also preserved. The number of shares and new exercise prices were established using a ratio conversion methodology approved under FASB Interpretation No. 44 based on the fair market value of the Company’s common stock on the date of grant.

On December 15, 2004, an award of nonqualified stock options to purchase 442,540 shares of Common Stock (the “Fresh Start Options”) was made to LTIP participants and directors of the Company. The exercise price of the Fresh Start Options was equal to the market value of the Company’s common stock on the date of grant. The Fresh Start Options expire ten years from the date of grant and vest 30%, 30% and 40% on the first, second and third anniversaries of the date of grant, respectively.

Stock options awarded by Kimberly-Clark to employees of the Pulp and Paper Business prior to the Spin-Off were granted with an exercise price equal to the market value of a share of common stock on the date of grant and were accounted for using APB 25. No compensation expense for stock options awarded to employees was recognized in the combined statements of operations for periods prior to the Spin-Off because the exercise prices of all stock options granted was equal to the market value of Kimberly-Clark’s common stock on the date of grant.

Data concerning stock option activity follows (a):

	2005		2004
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding—Beginning of year	1,166,989	$32.84	—	$—
Options granted	136,950	$32.52	442,540	32.60
Conversion of Kimberly-Clark options	—	—	724,449	31.32
Options expired or cancelled	(19,511)	$30.61	—	—
Outstanding—End of year	1,284,428	$31.90	1,166,989	$31.81
Exercisable—End of year	740,284	$32.39	532,554	$32.84

(a)           Information with respect to the stock option awards to acquire the Company’s Common Stock are presented for periods subsequent to November 30, 2004, the date on which Neenah common stock was distributed to the stockholders of Kimberly-Clark.

Data concerning options at December 31, 2005 follows:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Options	Weighted- Average Price
$24.01 - $26.04	202,998	$24.24	6.7	114,496	$24.41
$26.95 - $31.70	144,985	$30.15	5.8	82,335	$28.97
$32.60 - $37.59	936,445	$33.83	7.5	543,453	$34.60
	1,284,428	$31.90	7.2	740,284	$32.39

Other Stock-Based Compensation

In February 2005, the Company granted 38,300 performance shares (subject to forfeitures due to termination of employment and other conditions) to LTIP participants. Based on Company performance compared to revenue growth and return on invested capital targets, Restricted Stock Units (“RSUs”) equal to between 30% and 225% of the performance share award would be issued. The measurement period for the performance shares was January 1, 2005 through December 31, 2005. On December 31, 2005, 11,430 RSUs (equal to 30% of the performance shares granted) were awarded. In general, the RSUs become 100% vested three years from the start of the performance period (December 31, 2007) and are subject to an additional two-year holding period before the award recipient can sell or transfer such shares. During the vesting period, but not the performance period, holders of the RSUs are entitled to dividends, but are not permitted to vote such shares and the RSUs are forfeited in the event of termination of employment (as defined). Compensation expense is recognized pro rata over the three-year vesting period. Upon adoption of SFAS 123R, the Company will be required to recognize compensation expense related to stock-based compensation awards over the shorter of  (i) the contractual vesting period of the award or (ii) the period between the grant date for the award and the recipient reaching 55 years of age with 5 years of vesting service (retirement eligibility). In June 2005, the Company awarded 3,510 RSUs to members of its Board of Directors that vest on the first anniversary of the date of grant.

In December 2004, Neenah awarded 40,800 and 3,450 RSUs to LPTI participants and non-employee members of the Board of Directors of the Company, respectively. The RSUs carry a promise to pay out in Common Stock at a future date. In general, the RSUs awarded to LPTI participants vest over a five year period, with one-third vesting on the third anniversary of the date of grant, one-third vesting on the fourth anniversary, and the balance vesting on the fifth anniversary. The RSUs awarded to members of the Board of Directors vest on the first anniversary of the date of grant. Holders of RSUs are entitled to dividends but are not permitted to vote such awarded shares and the sale or transfer of such shares is limited during the restricted period.

At the time of the Spin-Off, the vesting schedule of Kimberly-Clark restricted stock awards for employees of the Pulp and Paper Business were adjusted so that the awards vested on a prorated basis determined by the number of full years of employment with Kimberly-Clark during the restriction period. Unvested restricted shares of Kimberly-Clark common stock were forfeited. In December 2004, the Company awarded 25,360 replacement restricted shares to employees whose restricted shares of Kimberly-Clark common stock were forfeited. The number of restricted shares was calculated using a ratio conversion methodology approved under FASB Interpretation No. 44 based on the fair market value of the Company’s common stock on the date of grant. At December 31, 2005, 22,871 of such restricted shares were outstanding, with 3,681 shares, 2,025 shares, 16,591 shares and 574 shares vesting in 2006, 2007, 2008 and 2009, respectively.

The Company records unearned compensation for the fair value of compensatory stock awards based on the price of the Company’s stock on the measurement date (date of grant for RSUs and completion of the measurement period for performance shares). Performance shares, prior to completion of the measurement period, are accounted for as a variable award pursuant to APB 25. As such, the Company recognized unearned compensation for the expected number of shares to be awarded (but not less than 30%). In general, the Company amortizes unearned compensation to expense over the service period (generally the vesting period) for the award.

A number of employees of the Pulp and Paper Business were granted Kimberly-Clark restricted stock awards in previous years. These awards generally vested and became unrestricted shares in three to five years from the date of grant. Holders of Kimberly-Clark restricted stock were entitled to dividends and were permitted to vote such awarded shares, but the sale or transfer of such shares was limited during the restricted period. The price of Kimberly-Clark’s common stock at the date of grant determined the value of the restricted stock, and such value was recorded at the date of grant as unearned compensation.

Stock-based compensation expense in the Consolidated and Combined Statements of Operations (consisting primarily of amortization of unearned compensation relating to restricted stock and RSUs) was $0.8 million, $0.6 million and $0.9 million in 2005, 2004 and 2003, respectively.

Note 8.   Stockholders’ Equity

Common Stock

The Company has authorized 100 million shares of $0.01 par value common stock (“Common Stock”). Holders of the Company’s Common Stock are entitled to one vote per share. In conjunction with the Spin-Off, 14,737,959 share of Common Stock were issued to the stockholders of Kimberly-Clark as a dividend in the ratio of one share of the Company’s Common Stock for every thirty-three shares of Kimberly-Clark common stock outstanding.

During 2005, the Company acquired 814 shares of Common Stock at a cost of approximately $25,000 for shares sold by employees to pay taxes due on vested restricted stock awards.

Preferred Stock

The Company has authorized 20 million shares of $0.01 par value preferred stock. The preferred stock may be issued in one or more series and with such designations and preferences for each series as shall be stated in the resolutions providing for the designation and issue of each such series adopted by the Board of Directors of the Company. The board of directors is authorized by the Company’s articles of incorporation to determine the voting, dividend, redemption and liquidation preferences pertaining to each such series. No shares of preferred stock have been issued by the Company.

Note 9.   Commitments

Leases

The future minimum obligations under operating leases having a noncancelable term in excess of one year as of December 31, 2005, are as follows:

Year Ending December 31:
2006	$2.6
2007	1.6
2008	1.4
2009	1.3
2010	1.2
Thereafter	7.3
Future minimum obligations	$15.4

Rental expense under operating leases was $4.6 million, $3.9 million and $2.7 million in 2005, 2004 and 2003, respectively.

Purchase Commitments

The Company has entered into long-term contracts for the purchase of sawmill wood chips. The minimum purchase commitments extend beyond 2009. Commitments under these contracts are approximately $26.9 million in 2006, $26.7 million in 2007, $26.8 million in 2008, $26.7 million in 2009 and $9.6 million in 2010. Total commitments beyond 2010 are $28.9 million.

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

Indemnifications

Pursuant to the Distribution Agreement, the Pulp Supply Agreement, the Employee Matters Agreement and the Tax Sharing Agreement, the Company has agreed to indemnify Kimberly-Clark for certain liabilities or risks related to the Spin-Off (See Note 11). Many of the potential indemnification liabilities under these agreements are unknown, remote or highly contingent, and most are unlikely to ever require an indemnity payment. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable agreement. For these reasons, the Company is unable to estimate the maximum potential amount of the potential future liability under the indemnity provisions of these agreements. However, the Company accrues for any potentially indemnifiable liability or risk under these agreements for which it believes a future payment is probable and a range of loss can be reasonably estimated. As of December 31, 2005, we believe our liability under such indemnification obligations was not material.

Environmental, Health and Safety Matters

Neenah is subject to federal, state, provincial and local laws, regulations and ordinances relating to various environmental, health and safety matters. The Company is in compliance with, or is taking actions designed to ensure compliance with, these laws, regulations and ordinances. However, the nature of the Company’s business exposes it to the risk of claims with respect to environmental, health and safety matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. Except for certain orders issued by environmental, health and safety regulatory agencies, with which management believes the Company is in compliance and which management believes are immaterial to the results of operations of the Company’s business, Neenah is not currently named as a party in any judicial or administrative proceeding relating to environmental, health and safety matters.

While the Company has incurred in the past several years, and will continue to incur, capital and operating expenditures in order to comply with environmental, health and safety laws, regulations and ordinances, management believes that the Company’s future cost of compliance with environmental, health and safety laws, regulations and ordinances, and its exposure to liability for environmental, health and safety claims will not have a material adverse effect on its financial condition, results of operations or liquidity. However, future events, such as changes in existing laws and regulations or contamination of sites owned, operated or used for waste disposal by the Company (including currently unknown contamination and contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Neenah incurs capital expenditures necessary to meet legal requirements and otherwise relating to the protection of the environment at its facilities in the United States and Canada. For these purposes, the Company’s planned capital expenditures for major environmental projects during the period 2006 through 2010 include approximately $20 million to reconfigure the effluent treatment system at the Pictou mill and between $15 million and $25 million for equipment and engineering to abate total sulphur emissions and for other environmental matters at the Pictou and Terrace Bay mills, to remove and replace transformers containing polychlorinated biphenyls at the Terrace Bay mill, to improve stream crossings in the timberlands licensed from the Province of Ontario. The timing and amount of such expenditures will depend on the outcome of negotiations with regulatory authorities, the results of engineering studies and the remediation methods ultimately selected. These capital expenditures are not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

Employees and Labor Relations

As of December 31, 2005, the Company had approximately 1,900 regular full time employees of whom 620 hourly and 280 salaried employees were located in the United States and 780 hourly and 220 salaried employees were located in Canada.

On June 1, 2005, hourly employees at the Pictou pulp mill, represented by Local 440 of the Communications, Energy and Paperworkers Union of Canada and the Company executed a new collective bargaining agreement expiring on May 31, 2009. Hourly employees at the Terrace Bay pulp mill are represented by locals of the United Steelworkers (the “USW”) and the International Brotherhood of Electrical Workers with each collective bargaining agreement expiring on May 1, 2007.

The collective bargaining agreement covering 230 hourly employees at the Longlac, Ontario operations represented by Local 1-2693 of the USW expired on September 1, 2005. On January 30, 2006, the hourly employees working in the Longlac woodlands operations commenced a strike. In February 2006, the Company suspended pulp manufacturing activities at the Terrace Bay pulp mill as a result of a lack of wood fiber for its operations. Most of the approximately 400 hourly and salaried workers employed at the mill were laid off for an indefinite period during the two weeks following the commencement of closure activities. Pursuant to the terms of the Company’s labor agreements and Canadian laws, if the work stoppage continues through May 2006, the Company will be required to make payments to laid-off workers of approximately $8 million in the second quarter of 2006. Additional payments of from one to three times that amount could be required dependent upon, among other things, the duration of the work stoppage. An extended work stoppage at the Terrace Bay mill could have a material impact on the liquidity and results of operations of the Company.

Hourly employees at the Munising, Neenah and Whiting paper mills are represented by locals of the USW. On December 23, 2005, hourly employees at the Munising paper mill, represented by Locals 7-0087 and 7-0096 of the USW voted to accept a new collective bargaining agreement expiring on July 15, 2009. On January 8, 2006, hourly employees at the Whiting paper mill, represented by Local 7-370 of the USW voted to accept a new collective bargaining agreement expiring on February 1, 2009. On February 21, 2006, hourly employees at the Neenah paper mill, represented by Local 7-1170 of the USW voted to accept a new collective bargaining agreement expiring on July 1, 2009. Additionally, these mills have bargained jointly with the union on pension matters. The agreements on pension matters for these mills expire June 30, 2007.

Note 11.   Transactions with Kimberly-Clark

During all periods presented, the Company sold or transferred softwood and hardwood pulp to Kimberly-Clark. For periods prior to the Spin-Off, such intra-company transfers were made pursuant to an advance transfer pricing agreement negotiated among Kimberly-Clark and certain taxing authorities.

Under the advance transfer pricing agreement, pulp was transferred to Kimberly-Clark at a transfer price equal to a published industry index price less a discount. Net sales revenue for the pulp sold or transferred to Kimberly-Clark were $309 million, $351million and $305 million for the years ended December 31, 2005, 2004 and 2003, respectively. For periods prior to the Spin-Off, settlement of pulp transfers was effected through Kimberly-Clark’s net investment account. In connection with the Spin-Off, the Company and Kimberly-Clark entered into a new pulp supply agreement (the “Pulp Supply Agreement”) as described below.

In connection with the Spin-Off, the Company and Kimberly-Clark executed and delivered a distribution agreement (the “Distribution Agreement”), and certain related agreements, which are summarized below.

Distribution Agreement

The Distribution Agreement provided for, among other things, the principal corporate transactions required to effect the separation of the Pulp and Paper Business from Kimberly-Clark, the distribution of the Company’s common stock to the holders of record of Kimberly-Clark common stock and other agreements governing the Company’s relationship with Kimberly-Clark after the Spin-Off. Pursuant to the Distribution Agreement, Kimberly-Clark transferred to the Company assets used primarily in the Company’s business and in general the Company assumed and agreed to perform and fulfill all of the liabilities arising out of the ownership or use of the transferred assets or the operation of the transferred business. The Distribution Agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of the Pulp and Paper Business with the Company and financial responsibility for the obligations and liabilities of Kimberly-Clark’s retained businesses with Kimberly-Clark except as may otherwise be provided in the Distribution Agreement.

Pulp Supply Agreement

The Company and Kimberly-Clark have entered into a pulp supply agreement (the “Pulp Supply Agreement”) pursuant to which the Company agreed to supply and Kimberly-Clark agreed to purchase annually specified minimum tonnages of northern bleached softwood and hardwood kraft pulp. For 2006, the minimum commitment for northern bleached softwood kraft pulp is 440,000 air dried metric tons (“ADMT”), for 2007 the minimum commitment is 395,000 ADMT and for 2008 and any subsequent years the minimum commitment is 345,000 ADMT. The amounts of those minimum commitments represent approximately 80%, 70%, and 60%, respectively, of the Company’s total production of northern bleached softwood kraft pulp in 2005.

The Company’s minimum commitment to supply northern bleached hardwood kraft pulp for 2005, 2006, 2007 and 2008 was 80,000, 60,000, 40,000 and 20,000 ADMT, respectively. In May 2005, the Company closed the smaller of the two single-line pulp mills at the Terrace Bay facility (the “No. 1 Mill”) and terminated, without penalty, its commitment to supply northern bleached hardwood kraft pulp produced at that facility. Under the terms of the Pulp Supply Agreement, the Company was obligated to provide 40,000, 30,000, 20,000 and 10,000 metric tons of northern bleached hardwood kraft pulp produced at the Terrace Bay mill annually in 2005, 2006, 2007 and 2008, respectively. The Company’s commitment to supply and Kimberly-Clark’s requirement to purchase, pursuant to the terms of the Pulp Supply Agreement, northern bleached hardwood kraft pulp from the Pictou mill (in annual quantities which are identical to those shown above) are unchanged. The amounts of those minimum commitments represent approximately 100%, 75%, 50% and 25%, respectively; of the Pictou mill’s production of northern bleached hardwood kraft pulp in 2005. During 2005, the Company fulfilled its supply commitments pursuant to the Pulp Supply Agreement.

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

On January 17, 2006, the Company and Kimberly-Clark entered into an amendment (the “PSA Amendment”) to the Pulp Supply Agreement. The PSA Amendment provides the Company with the option to reduce its annual softwood and hardwood supply obligation to Kimberly-Clark to 235,000 ADMT in 2006, 235,000 ADMT in 2007 and 215,000 ADMT in 2008. The Company can only exercise such option by giving Kimberly-Clark advance written notice of its election to do so prior to June 30, 2007. The Company’s right to give such notice is also subject to certain limitations that affect the timing and the effective date of the notice.

Additionally, the PSA Amendment provides Kimberly-Clark with the option to reduce its annual purchase obligation for North American northern bleached softwood kraft pulp during 2006 by up to 50,000 ADMT. The PSA Amendment also permits Kimberly-Clark to reduce its purchase obligation from the Company’s Terrace Bay, Ontario pulp operations (“Terrace Bay”), on one occasion only, by up to an additional 80,000 ADMT in the event that Terrace Bay resumes operations following a Terrace Bay Force Majeure Event (as defined in the PSA Amendment). During the continuance of a Terrace Bay Force Majeure Event, or a different Force Majeure Event (as defined in the Pulp Supply Agreement), the Company is generally excused, without penalty, from its obligations to supply and Kimberly-Clark is excused, also without penalty, from its commitments to purchase pulp under the Pulp Supply Agreement during the continuance, and to the extent of, such event. A strike, labor disturbance and other events beyond the Company’s control are considered Force Majeure Events under the Pulp Supply Agreement if such events ultimately prevent the Company from supplying contractually agreed upon quantities of pulp to Kimberly-Clark.

Either party can elect a two-year phase-down period for the agreement, to begin no earlier than January 1, 2009, under which the minimum commitments for northern bleached softwood kraft pulp in the first and second years of the phase-down period would be 277,500 and 185,000 ADMT, respectively. If the Company were to choose to reduce its annual supply obligation to Kimberly-Clark, the phase-down commitments in the first and second years would be 165,000 and 101,000 ADMT, respectively. In addition, the Company has the right at any time to terminate its obligation to supply northern bleached hardwood kraft pulp upon three months notice to Kimberly-Clark. Either the Company or Kimberly-Clark may terminate the pulp supply agreement for certain events specified in the agreement, including a material breach of the agreement by the other party that is not cured after 30 days’ notice, insolvency or bankruptcy of the other party, or a fundamental change in the nature of the business of the other party that may substantially affect its ability to sell or to purchase or utilize pulp under the agreement. In addition, Kimberly-Clark may terminate the agreement if the ownership or control of the Company or any of its pulp production facilities becomes vested in or is made subject to the control or direction of, any direct competitor of Kimberly-Clark or any governmental or regulatory authority or any other third party, who in Kimberly-Clark’s reasonable judgment may not be able to reliably perform the Company’s obligations under the agreement. Kimberly-Clark may also terminate the agreement upon one year’s notice if, as a result of the Company’s forestry activities, continued use of the Company’s pulp by Kimberly-Clark does or, in Kimberly-Clark’s reasonable judgment is likely to, result in a substantial loss of sales of Kimberly-Clark’s products or to otherwise materially and adversely affect the reputation of Kimberly-Clark or its products. Kimberly-Clark may also terminate the agreement upon 180 days notice that the Company’s failure to comply with United States customs requirements jeopardizes Kimberly-Clark customs certification.

The preceding description is a summary of principal provisions of the Pulp Supply Agreement and the PSA Amendment and is qualified in its entirety by the Pulp Supply Agreement and PSA Amendment.

Corporate Services Agreement

The Company and Kimberly-Clark entered into a Corporate Services Agreement whereby Kimberly-Clark provided the Company, on an interim, transitional basis, various corporate support services, including: certain employee benefits administration and payroll, management information, transportation, environment and energy, purchasing, treasury, accounting and other services, as well as transitional office space for the Company’s research team. Each service was made available to the Company on an as-needed basis through December 31, 2005, or such shorter or longer periods as may be provided in the Corporate Services Agreement. The fees charged for the services were generally based upon the costs of providing the services. In January 2006, the Company terminated substantially all services provided by Kimberly-Clark pursuant to the corporate services agreement.

Employee Matters Agreement

The Company and Kimberly-Clark entered into an Employee Matters Agreement which provides for their respective obligations to employees and former employees who are or were associated with the Pulp and Paper Business and for other employment and employee benefits matters.

Pursuant to the Employee Matters Agreement, the Company employed or offered to employ all employees of Kimberly-Clark with employment duties principally related to the Pulp and Paper Business on terms and conditions substantially similar to the terms and conditions of their employment with Kimberly-Clark. The Company maintained, subject to applicable laws, labor agreements with substantially the same terms and conditions that existed with Kimberly-Clark.

The Company also assumed, and indemnified Kimberly-Clark against, certain liabilities related to employees of the Pulp and Paper Business who are employed by the Company or retired Canadian employees. The Company assumed responsibility for the Kimberly-Clark retirement plans in which employees of the Pulp and Paper Business participated. The Company granted credit for service recognized under the Kimberly-Clark plans for all purposes under its plans. Kimberly-Clark transferred the assets and liabilities of the Kimberly-Clark retirement plans attributable to transferring active employees and retired Canadian employees of the Pulp and Paper Business to the Company.

In connection with the Spin-Off, outstanding options held by transferring employees under Kimberly-Clark’s equity compensation plans (other than the Kimberly-Clark Corporation Global Stock Option Plan) were converted into substitute options to purchase Company common stock, or to the extent such options were exercisable they could, at the election of the option holder on or before November 30, 2004, remain exercisable in accordance with the terms of such plans as applicable to terminated employees.

Tax Sharing Agreement

The Company and Kimberly-Clark have entered into a Tax Sharing Agreement, which generally governs Kimberly-Clark’s and the Company’s respective rights, responsibilities and obligations after the Spin-Off with respect to taxes attributable to the Company’s business, as well as any taxes incurred by

Kimberly-Clark as a result of the failure of the Spin-Off to qualify for tax-free treatment under Section 355 of the Code.

General Taxes.   Under the Tax Sharing Agreement, Kimberly-Clark is generally liable for all pre-Spin-Off, and the Company is generally be liable for all post-Spin-Off, U.S. federal income taxes, foreign taxes and certain state taxes attributable to the Company’s business. The Tax Sharing Agreement sets forth rules for determining which taxes are attributable to pre-Spin-Off and post-Spin-Off periods and rules on the effect of subsequent adjustments to those taxes due to tax audits or examinations.

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

Administrative Matters.   The Tax Sharing Agreement also sets forth Kimberly-Clark’s and the Company’s respective obligations with respect to the filing of tax returns, the administration of tax contests, assistance and cooperation and other matters.

Note 12.   Restructuring Costs and Asset Impairment Loss

Restructuring Activities at Terrace Bay:

The Company closed the No. 1 Mill on May 1, 2005. The No. 1 Mill was originally constructed in 1948 and had annual capacity of approximately 125,000 metric tons of bleached kraft pulp. In conjunction with the closure, the Company offered early retirement and severance packages to approximately 150 employees.

During 2005, the Company recorded approximately $5.0 million for one-time termination benefits related to early retirement, severance and defined benefit pension plans in connection with the closure of the No.1 Mill and approximately $0.3 million for other exit costs. As of December 31, 2005, termination benefits of approximately $4.5 million had been paid to 139 employees and approximately $0.5 million was accrued but unpaid. The Company expects the payment of termination benefits to be substantially complete by March 31, 2006.

During the first quarter of 2005, the Company recorded a pre-tax, non-cash asset impairment loss of approximately $0.8 million related to the remaining value of the long-lived assets of the No. 1 Mill. In addition, the Company recorded $0.4 million of incremental training costs for employees in new positions as a result of the closure in 2005. Such training costs were expensed as incurred. Costs associated with the closure, excluding expenses related to employee training, are recorded in Restructuring costs and asset impairment loss on the consolidated and combined statements of operations.

Asset Impairment Losses:

In December 2004, the Company performed an asset impairment test on the Terrace Bay, Ontario pulp mill under the guidance of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The facility had incurred operating losses in each of 2002, 2003 and 2004. The Company anticipated that the facility would continue to incur operating losses in 2005, 2006 and 2007. The principal causes of these projected losses were:

•       continued high operating costs at this facility;

•       substantially higher discounts, under the pulp supply agreement, for pulp sold to Kimberly-Clark than those at which pulp was transferred to Kimberly-Clark prior to the Spin-Off;

•       anticipated lower market prices for pulp in the foreseeable future as a result of an expected downturn in the pulp cycle; and

•       continued strength of the Canadian dollar relative to the U.S. dollar.

An extended period of operating losses is an indicator of impairment under SFAS 144. The results of the impairment test indicated that the carrying amount of the Terrace Bay facility would not be recoverable from estimated future undiscounted cash flows. The Company’s estimate of the fair value of the Terrace Bay facility was based on probability-weighted pre-tax cash flows from operating the facility, discounted at a risk-free interest rate. The significant assumptions the Company used to determine the estimate of fair value included its long-term projections of the market price of pulp, the projected cost structure of the facility and the long-term relationship of the Canadian dollar and the U.S. dollar. The estimated fair value of the Terrace Bay facility also reflected assumed improvements to the facility’s cost structure resulting from the Company’s plans for future capital projects and a plan for a cogeneration arrangement that would lower the cost of electricity.

In December 2004, the Company recorded a pre-tax, non-cash impairment loss of approximately $110.0 million to reduce the carrying amount of the Terrace Bay facility to its estimated fair value. In addition, in December 2004, in recognition of the probability that the No. 1 Mill would be closed, the Company recorded an additional impairment loss of approximately $2.8 million related to the long-lived assets of the Terrace Bay facility. A deferred tax benefit of approximately $40.8 million was recorded as a result of the impairment losses, resulting in a net after-tax charge of approximately $72.0 million.

In December 2005, due to continued large operating losses at the Terrace Bay facility, a review of strategic alternatives and anticipated continuing losses in 2006, the Company performed another impairment test of the facility which indicated that the carrying value of its long-lived assets was not recoverable from estimated future cash flows. In estimating the impairment loss, the fair value of the facility was determined in a manner consistent with that applied in December 2004. While the significant assumptions used to determine the fair value of the facility were applied in a manner consistent with the prior year, the Company’s probability-weighting of the estimated future cash flows were different. The estimated fair value for the facility indicated that its long-lived assets were fully impaired. As a result, the Company recorded a pre-tax, non-cash impairment loss of approximately $53.7 million to reduce the carrying amount of the facility’s tangible long-lived assets to zero. A deferred tax benefit of approximately $20.6 million was recorded as a result of the impairment losses, resulting in a net after-tax charge of approximately $33.1 million.

Restructuring costs and asset impairment losses recognized in 2005 and 2004 were recorded in the Pulp segment (see Note 13).

Note 13.   Business Segment and Geographic Information

The Company reports its operations in three segments: Fine Paper, Technical Products and Pulp. The Fine Paper business is a leading producer of premium writing, text, cover and specialty papers. The Technical Products business is a leading producer of durable, saturated and coated base papers and films for a variety of end uses. The Pulp business consists of mills and related timberlands, which produce northern bleached softwood and hardwood kraft pulp. Each segment requires different technologies and marketing strategies. Disclosure of segment information is on the same basis that management uses internally for evaluating segment performance and allocating resources.

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

Business Segments

	Year Ended December 31,
	2005	2004	2003
Net Sales
Fine Paper	$222.3	$220.8	$210.4
Technical Products	130.6	132.3	121.6
Pulp	400.7	448.6	405.1
Intersegment sales	(20.2)	(29.6)	(26.8)
Total	$733.4	$772.1	$710.3
Operating Income (Loss)
Fine Paper	$58.4	$67.0	$63.2
Technical Products	10.5	21.9	16.6
Pulp(a)	(93.2)	(120.5)	(16.5)
Unallocated corporate costs	(6.5)	(8.3)	—
Total	$(30.8)	$(39.9)	$63.3
Depreciation and Amortization
Fine Paper	$9.5	$9.7	$9.6
Technical Products	4.0	3.7	4.0
Pulp	13.5	22.4	21.7
Unallocated corporate costs	2.8	0.2	—
Total	$29.8	$36.0	$35.3
Capital Expenditures
Fine Paper	$5.5	$3.5	$2.5
Technical Products	2.4	1.6	2.2
Pulp	9.8	11.0	19.7
Corporate	8.0	3.0	—
Total	$25.7	$19.1	$24.4

(a)           Income before income taxes for the pulp business in 2005 and 2004 include restructuring costs and asset impairment losses of $59.8 million ($6.1 million of which represent costs related to the closure of the No. 1 Mill) and $112.8 million, respectively, for the Terrace Bay facility.

	December 31,
	2005	2004
Total Assets
Fine Paper	$105.2	$140.9
Technical Products	58.3	49.8
Pulp	352.0	361.4
Unallocated corporate and intersegment items	21.5	5.2
Total	$537.0	$557.3

Geographic Information

	Year Ended December 31,
	2005	2004	2003
Net Sales
United States	$352.9	$354.0	$332.8
Canada	400.7	448.2	404.6
Intergeographic Items	(20.2)	(30.1)	(27.1)
Total	$733.4	$772.1	$710.3

	December 31,
	2005	2004
Total Assets
United States	$231.9	$241.8
Canada	305.1	315.5
Total	$537.0	$557.3

Net sales are attributed to geographic areas based on the physical location of the entities comprising the Pulp and Paper Business and the Company for the respective years. Segment identifiable assets are those that are directly used in the segments operations. Corporate assets are primarily cash, prepaid pension costs and deferred financing costs.

Concentrations

For the years 2005, 2004 and 2003, the Company had pulp sales to Kimberly-Clark of $309 million, $351 million and $305 million, respectively. For the periods presented, other than Kimberly-Clark, no single customer accounted for more than 10% of the consolidated and combined revenue of the Company. Except for wood chips used by the pulp mills and certain specialty latex grades used by Technical Products, management is not aware of any significant concentration of business transacted with a particular supplier that could, if suddenly eliminated, have a material adverse affect on its operations. In 2005, two suppliers provided over 70% of the wood chips used by the Pictou mill and three suppliers provided approximately 50% of the wood chips used by the Terrace Bay mill. While management believes that alternative sources of critical supplies, such as wood chips, would be available, disruption of its primary sources could create a temporary, adverse effect on product shipments. In February 2006, the Company suspended pulp manufacturing activities at the Terrace Bay pulp mill as a result of a lack of wood fiber for its operations (See Note 10—Employees and Labor Relations). An interruption in supply of a latex specialty grade could disrupt and eventually cause a shutdown of production of certain technical products.

Note 14.   Supplemental Data

Supplemental Statement of Operations Data

	Year Ended December 31,
	2005	2004	2003
Summary of Advertising and Research Expenses
Advertising expense	$7.9	$7.7	$5.8
Research expense	2.3	1.7	2.1

Supplemental Balance Sheet Data

	December 31,
	2005	2004
Summary of Accounts Receivable, net
Accounts Receivable:
From customers	$76.7	$84.9
Other	6.0	11.8
Less allowance for doubtful accounts and sales discounts	(3.6)	(4.3)
Total	$79.1	$92.4

	December 31,
	2005	2004
Summary of Inventories
Inventories by Major Class:
Raw materials	$30.5	$31.1
Work in process	8.2	7.7
Finished goods	47.8	42.1
Supplies and other	7.6	5.2
	94.1	86.1
Excess of FIFO cost over LIFO cost	(7.0)	(6.6)
Total	$87.1	$79.5

The FIFO values of total inventories valued on the LIFO method were $35.2 million and $33.5 million at December 31, 2005 and 2004, respectively.

Certain prior year amounts of Supplies and others, related to inventories of spare parts, have been reclassified to Prepaid and other current assets in the consolidated balance sheet to more closely conform with the Accounting Research Bulletin 43, “Restatement and Revision of Accounting Research Bulletins,” definition of inventory as tangible personal property to be currently consumed in the production of goods or services. Accordingly, amounts reflected at December 31, 2004 for “Supplies and other” and “Total Inventories” have been decreased and “Prepaid and other current assets” have been increased from the amounts previously reported by $9.2 million.

	December 31,
	2005	2004
Summary of Property, Plant and Equipment—Net
Land and land improvements	$2.7	$4.8
Buildings	81.2	84.6
Machinery and equipment	478.7	487.9
Roads	23.4	26.5
Construction in progress	15.0	13.6
	601.0	617.4
Less accumulated depreciation	388.0	359.8
Net Property, Pland and Equipment	$213.0	$257.6

Depreciation expense was $27.0 million, $35.8 million and $35.3 million in 2005, 2004 and 2003, respectively. Interest expense capitalized as part of the costs of capital projects was $0.4 million in 2005. No amount of interest expense was capitalized for periods prior to the Spin-Off or in December 2004 following the Spin-Off.

	December 31,
	2005	2004
Summary of Accrued Expenses
Accrued salaries and employee benefits	$25.8	$27.2
Accrued income taxes	—	0.5
Accrued interest	2.1	1.4
Other	10.9	7.5
Total	$38.8	$36.6

Note 15.   Condensed Consolidating Financial Information

Neenah Paper Company of Canada, Neenah Paper Michigan, Inc. and Neenah Paper Sales, Inc. (the “Subsidiary Guarantors”) guarantee the Company’s Senior Notes. The Subsidiary Guarantors are 100% owned by the Company and all guarantees are full and unconditional. The following condensed consolidating financial information is presented in lieu of consolidated financial statements for the Subsidiary Guarantors as of December 31, 2005 and 2004 and for the year ended December 31, 2005. Condensed consolidating financial information is not included for the years ended  December 31, 2004 and 2003 because: (a) historical information required to prepare the comparative consolidating statements was not maintained on a discrete comparable basis within Kimberly-Clark, (b) prior to the Spin-Off, the business operations that now constitute Neenah were not part of separate operating units or divisions of Kimberly-Clark for which discrete financial statements were prepared and (c) the functions and operations of the assets and the related businesses as currently structured are substantially different from that which existed as a part of Kimberly-Clark.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2005
(In millions)

	Neenah Paper, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Consolidated Amounts
Net sales	$78.7	$800.8	$(146.1)	$733.4
Cost of products sold	69.3	732.7	(146.1)	655.9
Gross profit	9.4	68.1	—	77.5
Selling, general and administrative expenses	5.8	47.4	—	53.2
Restructuring costs and asset impairment loss	—	59.8	—	59.8
Equity in losses of subsidiaries	21.1	—	(21.1)	—
Other income—net	(0.2)	(4.5)	—	(4.7)
Operating income (loss)	(17.3)	(34.6)	21.1	(30.8)
Interest expense—net	18.1	0.1	—	18.2
Income (loss) before income taxes	(35.4)	(34.7)	21.1	(49.0)
Provision (benefit) for income taxes	(5.7)	(13.6)	—	(19.3)
Net income (loss)	$(29.7)	$(21.1)	$21.1	$(29.7)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2005
(In millions)

	Neenah Paper, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$12.0	$0.6	$—	$12.6
Accounts receivable—net	(5.9)	87.0	(2.0)	79.1
Inventories	0.1	87.0	—	87.1
Intercompany amounts receivable	32.1	—	(32.1)	—
Other current assets	8.7	16.8	—	25.5
Total current assets	47.0	191.4	(34.1)	204.3
Property, plant and equipment, at cost	222.1	394.7	—	616.8
Less accumulated depreciation	127.5	271.4	—	398.9
Property, plant and equipment—net	94.6	123.3	—	217.9
Investments in subsidiaries	288.3	—	(288.3)	—
Prepaid and intangible pension costs	9.8	61.9	—	71.7
Other assets	(10.9)	54.0	—	43.1
TOTAL ASSETS	$428.8	$430.6	$(322.4)	$537.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$1.2	$—	$—	$1.2
Accounts payable	10.1	32.3	(2.0)	40.4
Intercompany amounts payable	—	32.1	(32.1)	—
Accrued expenses	10.1	28.7	—	38.8
Total current liabilities	21.4	93.1	(34.1)	80.4
Long-term debt	226.3	—	—	226.3
Other noncurrent liabilities	15.8	49.2	—	65.0
TOTAL LIABILITIES	263.5	142.3	(34.1)	371.7
Stockholders’ equity	165.3	288.3	(288.3)	165.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$428.8	$430.6	$(322.4)	$537.0

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2004
(In millions)

	Neenah Paper, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$13.9	$5.2	$—	$19.1
Accounts receivable—net	(2.5)	98.1	(3.2)	92.4
Inventories	0.1	79.4	—	79.5
Other current assets	2.5	10.1	—	12.6
Total current assets	14.0	192.8	(3.2)	203.6
Property, plant and equipment, at cost	212.8	419.9	—	632.7
Less accumulated depreciation	120.9	249.0	—	369.9
Property, plant and equipment—net	91.9	170.9	—	262.8
Investments in subsidiaries	362.5	—	(362.5)	—
Prepaid and intangible pension costs	10.4	62.5	—	72.9
Other assets	(20.1)	38.1	—	18.0
TOTAL ASSETS	$458.7	$464.3	$(365.7)	$557.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15.1	$38.7	$(3.2)	$50.6
Accrued expenses	8.5	28.1	—	36.6
Total current liabilities	23.6	66.8	(3.2)	87.2
Long-term debt	225.0	—	—	225.0
Other noncurrent liabilities	13.0	35.0	—	48.0
TOTAL LIABILITIES	261.6	101.8	(3.2)	360.2
Stockholders’ equity	197.1	362.5	(362.5)	197.1
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$458.7	$464.3	$(365.7)	$557.3

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2005
(In millions)

	Neenah Paper, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income (loss)	$(29.7)	$(21.1)	$21.1	$(29.7)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13.3	16.5	—	29.8
Asset impairment loss	—	54.5	—	54.5
Deferred income tax provision (benefit)	(2.5)	(17.6)	—	(20.1)
Loss on asset dispositions	0.1	0.4	—	0.5
Decrease (increase) in working capital	(36.7)	26.6	—	(10.1)
Equity in earnings of subsidiaries	21.1	—	(21.1)	—
Pension and other post-retirement benefits	2.5	(5.2)	—	(2.7)
Other	0.2	0.4	—	0.6
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(31.7)	54.5	—	22.8
INVESTING ACTIVITIES
Capital expenditures	(8.4)	(17.3)	—	(25.7)
Other	(0.3)	0.2	—	(0.1)
NET CASH USED IN INVESTING ACTIVITIES	(8.7)	(17.1)	—	(25.8)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	3.4	—	—	3.4
Repayments of long-term debt	(1.1)	—	—	(1.1)
Proceeds from issuance of short-term debt	2.5	—	—	2.5
Repayments of short-term debt	(2.5)	—	—	(2.5)
Cash dividends paid	(5.9)	—	—	(5.9)
Other	42.1	(42.1)	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	38.5	(42.1)	—	(3.6)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	0.1	—	0.1
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1.9)	(4.6)	—	(6.5)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13.9	5.2	—	19.1
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12.0	$0.6	$—	$12.6

Note 16. Unaudited Quarterly Data

	2005 Quarters(a)
	First	Second	Third	Fourth(c)	Year
Net Sales	$196.6	$189.3	$167.7	$179.8	$733.4
Gross Profit	25.3	29.5	15.4	7.3	77.5
Operating Income (Loss)(b)	8.9	14.8	1.5	(56.0)	(30.8)
Net Income (Loss)(b)	2.7	6.8	(1.5)	(37.7)	(29.7)
Earnings (Loss) Per Common Share:
Basic	$0.18	$0.46	$(0.10)	$(2.56)	$(2.02)
Diluted	$0.18	$0.46	$(0.10)	$(2.56)	$(2.02)

	2004 Quarters(a)
	First	Second	Third	Fourth(c)	Year
Net Sales(d)	$198.4	$207.4	$188.9	$177.4	$772.1
Gross Profit	33.1	45.0	23.3	22.8	124.2
Operating Income (Loss)	24.3	37.3	7.8	(109.3)	(39.9)
Net Income (Loss)	15.1	23.7	4.5	(69.7)	(26.4)
Earnings Per Common Share(e):
Earnings (Loss) Per Common Share(e):
Basic	$1.03	$1.60	$0.31	$(4.73)	$(1.79)
Diluted	$1.03	$1.60	$0.31	$(4.73)	$(1.79)

(a)           The annual maintenance shutdowns for the Company’s two pulp mills occurred during the third quarter and fourth quarters in 2005 compared to 2004 when both occurred during the third quarter.

(b)          Results for the first, second and third quarters of 2005 and for the year include costs associated with the closure of the No. 1 Mill of $4.3 million, $1.7 million, $0.1 million and $6.1 million, respectively.

(c)           Includes asset impairment losses of $53.7 million and $112.8 million in December 2005 and 2004, respectively.

(d)          Net sales subsequent to the Spin-Off (in December 2004) were reduced by $12.9 million, reflecting the one-time effect resulting from the new pulp supply agreement with Kimberly-Clark which transfers title at product delivery rather than shipment date.

(e)           For 2004 prior to the Spin-Off, basic and diluted earnings per share were computed using the number of shares of Neenah common stock outstanding on November 30, 2004, the date on which Neenah common stock was distributed to the stockholders of Kimberly-Clark.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2005, 2004 and 2003
(In millions)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-offs and Reclassifications		Balance at End of Period
December 31, 2005
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$3.7	$(0.5)	$(0.1)	$(0.1	)(a)	$3.0
Allowances for sales discounts	0.6	—	—	—		0.6
December 31, 2004
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$0.8	$3.2	$—	$0.3	(a)	$3.7
Allowances for sales discounts	0.4	5.9	—	5.7	(b)	0.6
December 31, 2003
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$1.1	$0.3	$—	$0.6	(a)	$0.8
Allowances for sales discounts	0.4	5.5	—	5.5	(b)	0.4

(a)           Principally uncollectible receivables written off

(b)          Sales discounts allowed