Form 10-Q
period 2006-03-31
Neenah Paper Inc
filed 2006-05-10
CIK 1296435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of April 28, 2006, there were 14,766,203 shares of the Company’s common stock outstanding.

TABLE OF CONTENTS

Part I—Financial Information

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

Part II—Other Information

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 6.	Exhibits

Signatures

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net sales	$165.2	$196.6
Cost of products sold	146.8	171.3
Gross profit	18.4	25.3
Selling, general and administrative expenses	15.9	12.7
Restructuring costs and asset impairment loss	—	4.3
Other (income)—net	(3.3)	(0.6)
Operating income	5.8	8.9
Interest expense—net	4.4	4.7
Income before income taxes	1.4	4.2
Provision for income taxes	0.5	1.5
Net income	$0.9	$2.7

Earnings Per Common Share
Basic	$0.06	$0.18
Diluted	$0.06	$0.18

Weighted-Average Common Shares Outstanding (in thousands)
Basic	14,743	14,738
Diluted	14,796	14,793

Cash Dividends Declared Per Share of Common Stock	$0.10	$0.10

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$23.3	$12.6
Accounts receivable (less allowances of $4.2 and $3.6, respectively)	73.5	79.1
Inventories	78.9	87.1
Other current assets	20.2	25.5
Total current assets	195.9	204.3
Property, plant and equipment, at cost	619.5	616.8
Less accumulated depreciation	404.3	398.9
Property, plant and equipment—net	215.2	217.9
Prepaid and intangible pension costs	70.6	71.7
Other assets	45.1	43.1
TOTAL ASSETS	$526.8	$537.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Debt payable within one year	$1.3	$1.2
Accounts payable	26.0	40.4
Accrued expenses	45.4	38.8
Total current liabilities	72.7	80.4
Long-term debt	226.0	226.3
Other noncurrent liabilities	66.9	65.0
TOTAL LIABILITIES	365.6	371.7
Commitments and contingencies (Note 9)
Stockholders’ equity	161.2	165.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$526.8	$537.0

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$0.9	$2.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6.7	7.0
Amortization of stock-based compensation	1.4	0.2
Asset impairment loss	—	0.8
Loss on asset dispositions	0.1	—
Deferred income tax (benefit) provision	(0.7)	1.6
Decrease (increase) in working capital	3.5	(4.2)
Pension and other post-employment benefits	2.8	(0.1)
Other	1.6	0.3
NET CASH PROVIDED BY OPERATING ACTIVITIES	16.3	8.3

INVESTING ACTIVITIES
Capital expenditures	(3.4)	(6.6)
Other	(0.5)	0.1
NET CASH USED IN INVESTING ACTIVITIES	(3.9)	(6.5)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	3.6
Repayments of long-term debt	(0.3)	(0.2)
Short-term borrowings	0.2	2.3
Repayments of short-term debt	(0.1)	(0.7)
Cash dividends paid	(1.5)	(1.5)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1.7)	3.5

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	10.7	5.3
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12.6	19.1
CASH AND CASH EQUIVALENTS, END OF PERIOD	$23.3	$24.4

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest	$—	$—
Cash (received) paid during period for income taxes	$(4.6)	$0.7

Non-cash investing activities:
Liability for equipment acquired	$0.6	$—

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except as noted)

Note 1. Background and Basis of Presentation

Background

Neenah Paper, Inc. (“Neenah” or the “Company”), a Delaware corporation, was incorporated in April 2004 in contemplation of the spin-off by Kimberly-Clark Corporation (“Kimberly-Clark”) of its fine paper and technical products businesses in the United States and its Canadian pulp business (collectively, the “Pulp and Paper Business”) . The fine paper business is a leading producer of premium writing, text, cover and specialty papers. The technical products business is a leading producer of durable, saturated and coated base papers for a variety of end uses. The Canadian pulp business consists of pulp mills in Terrace Bay, Ontario and Pictou, Nova Scotia and the related woodlands.

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

Basis of Consolidation and Presentation

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management believes that the disclosures made are adequate for a fair presentation of the Company’s results of operations, financial position and cash flows. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of operations, financial position and cash flows for the interim periods presented herein. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make extensive use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates.

These condensed consolidated interim financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

The condensed consolidated interim financial statements of Neenah and its subsidiaries included herein are unaudited, except for the December 31, 2005 condensed consolidated balance sheet, which was derived from audited financial statements. The condensed consolidated financial statements include the financial statements of the Company, and its wholly owned and majority owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Earnings per Share (“EPS”)

Basic EPS was computed by dividing net income by the weighted-average number of shares of common stock outstanding during the 2006 and 2005 reporting periods.  Diluted EPS was calculated to give effect to all potentially dilutive common shares using the “Treasury Stock” method. Outstanding stock options, restricted shares, restricted stock units and restricted stock units with performance conditions represent the only potentially dilutive effects on the Company’s weighted-average shares. For the three months ended March 31, 2006 and 2005, there were 53,000 and 55,000 dilutive shares, respectively for purposes of computing EPS.  For the three months ended March 31, 2006 and 2005, approximately 1,080,000 and 223,000 potentially dilutive options, respectively, that were “out-of-the-money” were excluded from the computation of dilutive common shares.

Note 2. New Accounting Standards

In February 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140, which resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. The Company does not have hybrid financials instruments.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140, which amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company does not service financial assets.

Note 3. Comprehensive Income

Comprehensive income includes, in addition to net income, unrealized gains and losses recorded directly to stockholders’ equity. These unrealized gains and losses are referred to as other comprehensive income items. Accumulated other comprehensive income (loss) consists of unrealized foreign currency translation gains (losses), deferred gains (losses) on cash flow hedges and minimum pension liability adjustments. Unrealized foreign currency translation gains (losses) that relate to indefinite investments in the Company’s Canadian pulp operations are not adjusted for income taxes. At March 31, 2006 and December 31, 2005, accumulated other comprehensive income was $49.0 million and $53.9 million, respectively.

The components of comprehensive income are as follows.

	Three Months Ended March 31,
	2006	2005
Net income	$0.9	$2.7
Other comprehensive income:
Changes in unrealized foreign currency translation losses	(1.5)	(2.7)
Changes in unrealized gains (losses) on cash flow hedges	(3.4)	2.0
Comprehensive income (loss)	$(4.0)	$2.0

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

In accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the Company records all derivative instruments as assets (included in Other current assets and Other assets) or liabilities (included in Accrued expenses or Other noncurrent liabilities) on the condensed consolidated balance sheet at fair value. Changes in the fair value of derivative instruments are recorded in either income or other comprehensive income, as appropriate. Unrealized gains or losses from changes in the fair value of highly effective derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) in the period that changes in fair value occur and are reclassified to income in the same period that the hedged item affects income.

Pulp Price and Foreign Currency Risk

The operating results, cash flows and financial condition of the Company are subject to pulp price risk. The profitability of the Company’s pulp operations is subject to foreign currency risk because the price of pulp is established in U.S. dollars and the Company’s cost of producing pulp is incurred principally in Canadian dollars. The Company uses foreign currency forward and pulp futures contracts to manage its foreign currency and pulp price risks. The use of these instruments allows management of this transactional exposure to exchange rate and pulp price fluctuations because the gains or losses incurred on the derivative instruments are intended to offset, in whole or in part, losses or gains on the underlying transactional exposure. (See “Cash Flow Hedges” below). The translation exposure related to the Company’s net investment in its Canadian subsidiaries is not hedged.

Cash Flow Hedges

At March 31, 2006, the Company had outstanding foreign currency forward exchange contracts designated as cash flow hedges of U.S dollar denominated pulp sales in a notional amount of $147 million Canadian dollars. The fair value of the contracts was $6.0 million U.S. dollars and was reflected on the balance sheet as an asset ($5.3 million of which was current). The weighted-average exchange rate for the foreign currency contracts at March 31, 2006 was $0.818 U.S. dollars per Canadian dollar. The contracts extend through May 2007 with the highest value of contracts maturing in April 2006. The Company recorded net pre-tax gains of $3.1 million and $0.1 million on foreign currency contracts as the forecasted transactions occurred in the three months ended March 31, 2006 and 2005, respectively. Realized gains and losses on currency derivatives are recorded in Other (income) expense - net on the condensed consolidated statements of operations.

At March 31, 2006, the Company had outstanding pulp future contracts, to hedge fluctuations in pulp prices, for 110,250 metric tons of pulp with a notional amount of approximately $70 million. The fair value of the contracts was $5.4 million and was reflected on the balance sheet as a current liability. The weighted-average price for the pulp futures contracts at March 31, 2006 was $631 per metric ton. The contracts extend through December 2006 with the highest value of contracts expiring in each of April 2006, May 2006 and June 2006. The Company recorded net pre-tax losses of $1.4 million and $1.0 million on pulp futures contracts as the forecasted transactions occurred in the three months ended March 31, 2006 and 2005, respectively. Realized gains and losses on pulp derivatives are recorded in Net sales on the condensed consolidated statements of operations.

For the three months ended March 31, 2006, the Company’s cash flow hedges were effective and changes in the fair value of the derivative instruments were reflected in other comprehensive income. If future market rates are consistent with the rates assumed at March 31, 2006, a net pretax loss of approximately $60 thousand (or $38 thousand after-tax) is expected to be recognized in earnings during the next 12 months.

The notional amounts of the Company’s derivative instruments do not represent amounts exchanged by the parties and, as such, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amounts and the other terms of the contracts.

Foreign Currency Transactions

Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in Other (income)–net in the condensed consolidated statements of operations. Net foreign currency transaction gains (losses) for the three months ended March 31, 2006 and 2005 were $0.1 million and $(0.9) million, respectively.

Note 5. Inventories

The following presents inventories by major class as of March 31, 2006 and December 31, 2005.

	March 31, 2006	December 31, 2005
Raw materials	$24.9	$30.5
Work in Progress	7.5	8.2
Finished goods	49.3	47.8
Supplies and other	4.3	7.6
	86.0	94.1
Excess of FIFO over LIFO cost	(7.1)	(7.0)
Total	$78.9	$87.1

The FIFO values of total inventories valued on the LIFO method were $35.7 million and $35.2 million at March 31, 2006 and December 31, 2005, respectively.

Note 6. Debt

The following debt was incurred either as a result of or since the Spin-Off. The Company did not have debt prior to November 30, 2004.

Senior Unsecured Notes

On November 30, 2004, the Company completed an underwritten offering of 10-year senior unsecured notes (the “Senior Notes”) at face amount of $225 million. The Senior Notes bear interest at a rate of 7.375%, payable May 15 and November 15 of each year and mature on November 15, 2014. The Senior Notes are fully and unconditionally guaranteed by all of the Company’s subsidiaries.

Secured Revolving Credit Facility

On November 30, 2004, the Company entered into a Credit Agreement by and among Neenah, certain of its subsidiaries, the lenders listed in the Credit Agreement and JP Morgan Chase Bank, N.A. as agent for the lenders, as amended, (the “Credit Agreement”). Under the Credit Agreement, the Company has a secured revolving credit facility (the “Revolver”) that provides for borrowings of up to $150 million. Availability under the Credit Agreement will fluctuate over time depending on the value of the company’s inventory, receivables and various capital assets. The Credit Agreement is secured by substantially all of the Company’s assets, including the capital stock of its subsidiaries and is guaranteed by Neenah Paper Company of Canada, a wholly-owned subsidiary. The Credit Agreement will terminate on November 30, 2008.

At March 31, 2006, approximately $52 thousand was outstanding under the Revolver. Borrowing availability under the Revolver is reduced by outstanding letters of credit. At March 31, 2006, the Company had approximately $5.4 million of letters of credit outstanding and $139.3 million of borrowing availability under the Revolver.

The Credit Agreement and the indenture governing the Senior Notes contain, among other provisions, covenants with which the Company must comply during the term of the agreements. Such covenants restrict the Company’s ability to, among other things, incur certain additional debt, make specified restricted payments and capital expenditures, authorize or issue capital stock, enter into transactions with affiliates, consolidate or merge with or acquire another business, sell certain of its assets or liquidate, dissolve or wind-up. In addition, the terms of the Revolver require the Company to achieve and maintain certain specified financial ratios. As of March 31, 2006, the Company was in compliance with all such covenants.

Other Financing

During the first quarter of 2005, the Company obtained third-party financing to fund its purchase of enterprise resource planning (“ERP”) software. At inception, the present value of the financing agreement was $3.6 million (discounted at 7.375%) payable in quarterly installments through January 2008. At March 31, 2006, $2.2 million of such third-party financing was outstanding of which $1.2 million was due in the next 12 months. In the first quarter of 2005, the Company issued a short-term note for $2.3 million to finance insurance premiums.

Note 7. Pension and Other Post-employment Benefits

Pension Plans

Substantially all active employees of the Pulp and Paper Business participated in Kimberly-Clark’s defined benefit pension plans and defined contribution retirement plans. On November 30, 2004, the Company assumed responsibility for pension and post-employment benefit obligations for active employees of the Pulp and Paper Business and former employees of the Canadian pulp operations. Pension and post-employment benefit obligations related to former employees of the U.S. paper operations were retained by Kimberly-Clark.

The following table presents the components of net periodic benefit cost:

Components of Net Periodic Benefit Cost

	Pension Benefits		Post-employment Benefits Other than Pensions
	Three Months Ended March 31,
	2006	2005	2006	2005
Service cost	$2.5	$2.7	$0.6	$0.4
Interest cost	5.8	5.4	1.0	0.7
Expected return on plan assets (a)	(7.9)	(6.8)	—	—
Recognized net actuarial loss	2.1	1.8	0.4	0.2
Amortization of unrecognized transition asset	(0.1)	(0.1)	—	—
Amortization of prior service cost	0.4	0.2	0.1	—
Net periodic benefit cost	$2.8	$3.2	$2.1	$1.3

(a)               The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

Based on March 31, 2006 exchange rates, the Company expects to contribute approximately $12 million to its pension trusts in 2006, of which approximately $1.8 million was paid in the first three months of 2006.

Note 8. Stock Compensation Plan

The Company adopted and established the 2004 Omnibus Stock and Incentive Plan (the “Omnibus Plan”) under unanimous written consent of its Board of Directors on December 1, 2004. The Company reserved 3,500,000 shares of $0.01 par value common stock (“Common Stock”) for issuance under the Omnibus Plan. Pursuant to the terms of the Omnibus Plan, the compensation committee of the Company’s Board of Directors may grant various types of equity-based compensation awards, including incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted stock units with performance conditions (“Performance Shares”) and performance units, in addition to certain cash-based awards. All grants under the Omnibus Plan will be made at fair market value and no grant may be repriced. In general, the options expire ten years from the date of grant and vest over a three-year service period. At March 31, 2006, a total of 2,051,933 shares of Common Stock were reserved for future issuance under the Omnibus Plan.

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS 123R”) using the modified-prospective transition method. The restatement of prior year periods for the adoption of SFAS 123R is not permitted under the modified-prospective transition method. Stock-based compensation cost recognized under SFAS 123R in the three months ended March 31, 2006 consisted of (a) compensation cost for all unvested stock-based grants outstanding as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and (b) compensation cost for all stock-based awards granted subsequent to adoption based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The amount of stock-based compensation cost recognized is based on the fair value of grants that are ultimately expected to vest and is recognized pro-rata over the requisite service period for the entire award.

SFAS 123R amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows, to require the reporting of excess tax benefits related to the exercise or vesting of stock-based awards as cash provided by financing activities rather than as a reduction in income taxes paid and reported as cash provided by operations. The Company did not recognize any excess tax benefits related to the exercise or vesting of stock-based awards for the three months ended March 31, 2006 and 2005.

Valuation and Expense Information Under SFAS 123R

Stock-based compensation expense for the three months ended March 31, 2006 and 2005 was $1.4 million and $0.2 million, respectively and is recorded in Selling, general and administrative expenses on the condensed consolidated statements of operations. For the three months ended March 31, 2006 and 2005, income tax benefits related to stock-based compensation were $0.5 million and $0.1 million, respectively. The adoption of SFAS 123R resulted in additional stock-based compensation expense of $1.1 million and income tax benefits of $0.4 million and reduced EPS by $0.05 for the three months ended March 31, 2006.

The following table summarizes total compensation costs related to the Company’s equity awards and amounts recognized in the three months ended March 31, 2006.

	Stock Options	Restricted Stock
Unrecognized compensation cost — December 31, 2005	$4.8	$1.8
Add: Grant date fair value current year grants	0.8	1.3
Less: Compensation expense recognized	1.0	0.4
Unrecognized compensation cost	$4.6	$2.7
Expected amortization period (in years)	1.9	2.7

Stock Options

In February 2006, the Company informed participants in its Long-Term Incentive Plan (the “LTIP”) of its intention to award nonqualified stock options to purchase a total of 151,332 shares of common stock (subject to forfeitures due to termination of employment and other conditions) during 2006. In February 2006, the Company granted to LTIP participants options to purchase 80,182 shares of common stock at an exercise price of $27.58 per share. The exercise price of the options was equal to the market price of the Company’s common stock on the date of grant. The options expire in ten years and one-third vest on each of the first three anniversaries of the date of grant. For the three months ended March 31, 2005, LTIP participants were awarded options to purchase 63,050 shares of common stock at an exercise price of $33.19 per share and a grant date fair value of $12.91 per share (see “Pro Forma Information Under SFAS 123 for Periods Prior to January 1, 2006”).

The weighted-average grant date fair value for stock options granted during the three months ended March 31, 2006 was $10.47 and was estimated using the Black-Scholes option valuation model with the following assumptions:

Three Months Ended March 31, 2006
Expected life in years	5.9
Interest rate	4.6%
Volatility	37.6%
Dividend yield	1.5%

The expected term was estimated based upon historical data for Kimberly-Clark stock option awards and the expected volatility was estimated by reference to the historical stock price performance of a peer group of companies. The risk-free interest rate was based on the yield on U.S. Treasury bonds with a remaining term approximately equivalent to the expected term of the stock option award. Forfeitures were estimated at the date of grant.

The following table summarizes stock option activity under the Omnibus Plan for the three months ended March 31, 2006:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding – December 31, 2005	1,284,428	$31.90
Add: Options granted	80,182	$27.58
Outstanding – March 31, 2006	1,364,610	$31.65

The status of outstanding and exercisable stock options as of March 31, 2006, summarized by exercise price follows:

	Options Outstanding				Options Exercisable
Exercise Price	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (a)	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (a)
$24.01 - $26.04	202,998	6.4	$24.24	$1.7	202,998	$24.24	$1.7
$26.95 - $31.70	225,167	7.1	$29.24	0.8	82,335	$28.97	0.3
$32.60 - $37.59	936,445	7.3	$33.83	0.1	567,378	$34.54	—
	1,364,610	7.1	$31.65	$2.6	852,711	$31.55	$2.0

(a)               Represents the total pre-tax intrinsic value as of March 31, 2006 that option holders would have received had they exercised their options as of such date. The pre-tax intrinsic value is based on the closing market price for the Company’s common stock of $32.75 on March 31, 2006.

No stock options were exercised during the three months ended March 31, 2006 and 2005.

The following table summarizes the status of the Company’s unvested stock options as of March 31, 2006 and activity for the three months then ended:

	Number of Stock Options	Weighted-Average Grant Date Fair Value
Outstanding – December 31, 2005	544,144	$12.98
Add: Options granted	80,182	$10.47
Less: Options vested	124,009	$14.29
Outstanding – March 31, 2006	500,317	$12.26

For the three months ended March 31, 2006, the aggregate grant date fair value of options vested was $1.8 million. As of March 31, 2006, certain participants met age and service requirements that allowed their options to qualify for accelerated vesting upon retirement. For the three months ended March 31, 2006, there were 11,582 stock options subject to accelerated vesting that such participants would have been eligible to exercise if they had retired as of March 31, 2006. The aggregate grant date fair value of options subject to accelerated vesting was $121 thousand. Stock options that reflect accelerated vesting for expense recognition become exercisable according to the contract terms of the stock option grant.

Restricted Stock and RSUs

In February 2006, the Company granted 48,100 Performance Shares to LTIP participants. The measurement period for the Performance Shares is January 1, 2006 through December 31, 2006. Based on Company performance compared to revenue growth and return on invested capital targets, RSUs equal to between 30% and 225% of the performance award will be issued. The RSUs carry a promise to pay out in Common Stock at a future date. In general, the RSUs issued will become 100% vested two years from the end of the performance period and are subject to an additional two-year holding period before the employee can sell or transfer such shares. During the vesting period, the holders of RSUs are entitled to dividends, but are not permitted to vote such shares and the RSUs are forfeited in the event of termination of employment (as defined). The grant date fair value for the performance shares was $27.58 per share and was equal to the market price of the Company’s common stock on the date of grant. Compensation cost is recognized pro rata over the vesting period.

In December 2004, the Company awarded 40,800 and 3,450 RSUs (“Fresh Start Grants”) to LTIP participants and non-employee members of the Company’s Board of Directors, respectively. The RSUs carry a promise to pay out in Common Stock at a future date. The Fresh Start Grants awarded to LTIP participants vest over a five year period, with one-third vesting on the third anniversary of the date of grant, one-third vesting on the fourth anniversary, and the balance vesting on the fifth anniversary. The RSUs awarded to non-employee members of the Board of Directors vest on the first anniversary of the date of grant. At March 31, 2006, 55,213 RSUs were outstanding, with 2,983 shares, 15,334 shares, 23,413 shares and 13,483 shares vesting in 2006, 2007, 2008 and 2009, respectively.

At the time of the Spin-Off, the vesting schedule of Kimberly-Clark restricted stock awards for employees of the Pulp and Paper Business were adjusted so that the awards vested on a prorated basis determined by the number of full years of employment with Kimberly-Clark during the restriction period. Unvested restricted shares of Kimberly-Clark common stock were forfeited. In December 2004, the Company awarded 25,360 replacement restricted shares to employees whose restricted shares of Kimberly-Clark common stock were forfeited. The number of restricted shares was calculated using a ratio conversion methodology approved under FASB Interpretation No. 44 based on the fair market value of the Company’s common stock on the date of grant. At March 31, 2006, 22,871 of such restricted shares were outstanding, with 3,681 shares, 2,025 shares, 16,591 shares and 574 shares vesting in 2006, 2007, 2008 and 2009, respectively.

The following table summarizes the activity of the Company’s unvested stock-based awards (other than stock options) for the three months then ended March 31, 2006:

	Restricted Stock	Weighted-Average Grant Date Fair Value	RSUs/Performance Shares	Weighted-Average Grant Date Fair Value

Outstanding – December 31, 2005	22,871	$34.28	55,193	$31.68
Add: Shares granted (a)	—	$—	48,120	$27.58
Less: Shares vested	—	$—	—	$—
Less: Shares expired or cancelled	—	$—	—	$—
Outstanding – March 31, 2006 (b)	22,871	$34.28	103,313	$29.77

(a)          Includes the grant of 20 RSUs to Canadian employees and directors in lieu of cash dividends. Such dividends-in-kind vest concurrently with the underlying RSU.

(b)         The aggregate pre-tax intrinsic value of restricted stock and RSUs/Performance Shares at March 31, 2006 was $0.7 million and $3.4 million, respectively.

Pro Forma Information Under SFAS 123 for Periods Prior to January 1, 2006

Prior to January 1, 2006, the Company applied the intrinsic value method permitted by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations to account for stock option grants as permitted by SFAS 123. No employee compensation expense related to stock options has been charged to earnings because the exercise prices of all stock options granted were equal to the market value of the Company or Kimberly-Clark’s common stock on the date of grant. SFAF No. 123R requires the recognition of compensation costs for stock-based awards subject to accelerated vesting upon retirement over a service period ending no later than the earliest date the employee becomes eligible for retirement, generally age 55 with five years of vested service. Prior to the adoption of SFAS 123R, the Company recognized compensation cost over the explicit service period for restricted stock and RSU awards subject to accelerated vesting upon retirement. For such awards and other stock-based awards granted prior to, but unvested as of, January 1, 2006, compensation cost will be recognized pro-rata over the explicit service period for the award and any remaining unamortized compensation cost will be recognized upon the employees retirement.

The following table presents the effects on net loss and net loss per share if the Company had adopted the fair value recognition provisions of SFAS No. 123 to options granted in the three months ended March 31, 2005.

Three Months Ended March 31, 2005
(In millions, except per share)
Reported net income	$2.7
Add: stock-based compensation expense, net of tax effects, included in net income as reported	0.1
Less: pro forma compensation expense, net of tax	(0.7)
Pro forma net income	$2.1
Reported net income per share:
Basic	$0.18
Diluted	$0.18
Pro forma net income per share:
Basic	$0.15
Diluted	$0.14

The weighted-average grant date fair value for stock options granted during the three months ended March 31, 2005 was estimated using the Black-Scholes option valuation model with the following assumptions:

Three Months Ended March 31, 2005
Expected life in years	5.9
Interest rate	3.8%
Volatility	39.5%
Dividend yield	1.2%

The expected term was estimated based upon historical data for Kimberly-Clark stock option awards and expected volatility was estimated by reference to the historical stock price performance of a peer group of companies. The grant date fair market value of stock options awarded during the three months ended March 31, 2005 was $12.91. Forfeitures were estimated at the date of grant.

Note 9. Contingencies and Legal Matters

Litigation

The Company is involved in certain legal actions and claims arising in the ordinary course of business. While the outcome of these legal actions and claims cannot be predicted with certainty, it is the opinion of management that the outcome of any claim which is pending or threatened, either individually or on a combined basis, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

Indemnifications

Pursuant to the Distribution Agreement, the Pulp Supply Agreement, the Employee Matters Agreement and the Tax Sharing Agreement, the Company has agreed to indemnify Kimberly-Clark for certain liabilities or risks related to the Spin-Off. Many of the potential indemnification liabilities under these agreements are unknown, remote or highly contingent. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable agreement. For these reasons, the Company is unable to estimate the maximum potential amount of the possible future liability under the indemnity provisions of these agreements. However, the Company accrues for any potentially indemnifiable liability or risk under these agreements for which it believes a future payment is probable and a range of loss can be reasonably estimated. As of March 31, 2006, management believes the Company’s liability under such indemnification obligations was not material to the consolidated financial statements.

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

The collective bargaining agreement covering approximately 250 hourly employees at the Longlac, Ontario operations represented by Local 1-2693 of the USW expired on September 1, 2005. The hourly employees working in the Longlac woodlands operations commenced a strike on January 30, 2006. In February 2006, the Company suspended pulp manufacturing activities at the Terrace Bay pulp mill as a result of a lack of wood fiber for its operations.

Most of the approximately 400 hourly and salaried workers employed at the mill were laid off for an indefinite period during the two weeks following the commencement of closure activities. Pursuant to certain of the Company’s labor agreements and Canadian laws, if the work stoppage continues through May 2006, the Company will be required to make payments to laid-off employees of approximately $8 million in the second quarter of 2006. Additional payments of one to three times such amount could be required dependent upon, among other things, the duration of the work stoppage. In April 2006, the Company made a payment of approximately $3 million to laid-off employees. An extended work stoppage at the Terrace Bay mill could have a material impact on the liquidity and results of operations of the Company.

In December 2005, hourly employees at the Munising paper mill, represented by Locals 7-0087 and 7-0096 of the USW and the Company executed a new collective bargaining agreement expiring on July 15, 2009. In January 2006, hourly employees at the Whiting paper mill, represented by Local 7-370 of the USW and the Company executed a new collective bargaining agreement expiring on February 1, 2009. In February 2006, hourly employees at the Neenah paper mill, represented by Local 7-1170 of the USW and the Company executed a new collective bargaining agreement expiring on July 1, 2009. Additionally, these mills have bargained jointly with the union on pension matters. The agreements on pension matters for these mills expire June 30, 2007.

Note 10. Restructuring Costs and Asset Impairment Loss

The Company closed the smaller of the two single-line pulp mills at the Terrace Bay facility (the “No. 1 Mill”) on May 1, 2005. The No. 1 Mill was originally constructed in 1948 and had annual capacity of approximately 125,000 metric tons of bleached kraft pulp. In conjunction with the closure, approximately 150 employees accepted early retirement and severance packages.

During 2005, the Company recorded approximately $5.0 million for one-time termination benefits related to early retirement, severance and defined benefit pension plans in connection with the closure of the No.1 Mill and approximately $0.3 million for other exit costs. Approximately $3.5 million of such early retirement and severance costs were recognized in the three months ended March 31, 2005. As of March 31, 2006, termination benefits of approximately $4.6 million had been paid to 147 employees and approximately $0.4 million was accrued but unpaid.

During the first quarter of 2005, the Company recorded a pre-tax, non-cash asset impairment loss of approximately $0.8 million related to the remaining value of the long-lived assets of the No. 1 Mill. Costs associated with the closure were recorded in Restructuring costs and asset impairment loss on the condensed consolidated statements of operations.

Note 11. Business Segment Information

The Company reports its operations in three segments: Fine Paper, Technical Products and Pulp. The Fine Paper business is a leading producer of premium writing, text, cover and specialty papers. The Technical Products business is a leading producer of durable, saturated and coated base papers for a variety of end uses. The Pulp business consists of two mills and related woodlands, which produce northern bleached softwood and hardwood kraft pulp. Each segment requires different technologies and marketing strategies. Corporate expenses that are identifiable as directly supporting the operations of the business segments are allocated to the business segments. General corporate expenses that do not directly support the operations of the business segments are shown as Unallocated corporate costs. Disclosure of segment information is on the same basis that management uses internally for evaluating segment performance and allocating resources.

The following table summarizes the net sales and income before interest and taxes (“Operating income”) for each of the Company’s business segments.

	Three Months Ended March 31,
	2006	2005
Net Sales
Fine Paper	$58.1	$57.9
Technical Products	33.0	35.9
Pulp	78.7	109.2
Intersegment sales	(4.6)	(6.4)
Consolidated	$165.2	$196.6

	Three Months Ended March 31,
	2006	2005
Operating Income (Loss)
Fine Paper	$15.6	$17.0
Technical Products	2.0	4.7
Pulp	(7.8)	(11.1)
Unallocated corporate costs	(4.0)	(1.7)
Consolidated	$5.8	$8.9

Note 12. Condensed Consolidating Financial Information

Neenah Paper Company of Canada, Neenah Paper Michigan, Inc. and Neenah Paper Sales, Inc. (the “Subsidiary Guarantors”) guarantee the Company’s Senior Notes. The Subsidiary Guarantors are 100% owned by the Company and all guarantees are full and unconditional. The following condensed consolidating financial information is presented in lieu of consolidated financial statements for the Subsidiary Guarantors as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2006

	Neenah Paper, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Consolidated Amounts
Net sales	$23.3	$169.8	$(27.9)	$165.2
Cost of products sold	18.2	156.5	(27.9)	146.8
Gross profit	5.1	13.3	—	18.4
Selling, general and administrative expenses	1.6	14.3	—	15.9
Restructuring costs and asset impairment loss	—	—	—	—
Equity in earnings of subsidiaries	(1.3)	—	1.3	—
Other (income)–net	—	(3.3)	—	(3.3)
Operating income	4.8	2.3	(1.3)	5.8
Interest expense–net	4.1	0.3	—	4.4
Income before income taxes	0.7	2.0	(1.3)	1.4
Provision (benefit) for income taxes	(0.2)	0.7	—	0.5
Net income	$0.9	$1.3	$(1.3)	$0.9

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2005

	Neenah Paper, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Consolidated Amounts
Net sales	$19.9	$214.9	$(38.2)	$196.6
Cost of products sold	16.9	192.6	(38.2)	171.3
Gross profit	3.0	22.3	—	25.3
Selling, general and administrative expenses	(1.7)	14.4	—	12.7
Restructuring costs and asset impairment loss	—	4.3	—	4.3
Equity in earnings of subsidiaries	(2.7)	—	2.7	—
Other (income)–net	—	(0.6)	—	(0.6)
Operating income	7.4	4.2	(2.7)	8.9
Interest expense–net	4.7	—	—	4.7
Income before income taxes	2.7	4.2	(2.7)	4.2
Provision for income taxes	—	1.5	—	1.5
Net income	$2.7	$2.7	$(2.7)	$2.7

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2006

	Neenah Paper, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$17.7	$5.6	$—	$23.3
Accounts receivable–net	0.1	73.4	—	73.5
Inventories	0.1	78.8	—	78.9
Intercompany amounts receivable	34.8	—	(34.8)	—
Other current assets	6.2	14.0	—	20.2
Total current assets	58.9	171.8	(34.8)	195.9
Property, plant and equipment, at cost	226.2	393.3	—	619.5
Less accumulated depreciation	133.1	271.2	—	404.3
Property, plant and equipment–net	93.1	122.1	—	215.2
Investments in subsidiaries	273.4	—	(273.4)	—
Prepaid and intangible pension costs	7.3	63.3	—	70.6
Other assets	(9.0)	54.1	—	45.1
TOTAL ASSETS	$423.7	$411.3	$(308.2)	$526.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$1.3	$—	$—	$1.3
Accounts payable	9.0	17.0	—	26.0
Intercompany amounts payable	—	34.8	(34.8)	—
Accrued expenses	19.2	26.2	—	45.4
Total current liabilities	29.5	78.0	(34.8)	72.7
Long-term debt	226.0	—	—	226.0
Other noncurrent liabilities	7.0	59.9	—	66.9
TOTAL LIABILITIES	262.5	137.9	(34.8)	365.6
Stockholders’ equity	161.2	273.4	(273.4)	161.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$423.7	$411.3	$(308.2)	$526.8

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2005

	Neenah Paper, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$12.0	$0.6	$—	$12.6
Accounts receivable–net	(5.9)	87.0	(2.0)	79.1
Inventories	0.1	87.0	—	87.1
Intercompany amounts receivable	32.1	—	(32.1)	—
Other current assets	8.7	16.8	—	25.5
Total current assets	47.0	191.4	(34.1)	204.3
Property, plant and equipment, at cost	222.1	394.7	—	616.8
Less accumulated depreciation	127.5	271.4	—	398.9
Property, plant and equipment–net	94.6	123.3	—	217.9
Investments in subsidiaries	288.3	—	(288.3)	—
Prepaid and intangible pension costs	9.8	61.9	—	71.7
Other assets	(10.9)	54.0	—	43.1
TOTAL ASSETS	$428.8	$430.6	$(322.4)	$537.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$1.2	$—	$—	$1.2
Accounts payable	10.1	32.3	(2.0)	40.4
Intercompany amounts payable	—	32.1	(32.1)	—
Accrued expenses	10.1	28.7	—	38.8
Total current liabilities	21.4	93.1	(34.1)	80.4
Long-term debt	226.3	—	—	226.3
Other noncurrent liabilities	15.8	49.2	—	65.0
TOTAL LIABILITIES	263.5	142.3	(34.1)	371.7
Stockholders’ equity	165.3	288.3	(288.3)	165.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$428.8	$430.6	$(322.4)	$537.0

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2006

	Neenah Paper, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income	$0.9	$1.3	$(1.3)	$0.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3.3	3.4	—	6.7
Amortization of stock-based compensation	1.4	—	—	1.4
Loss on asset dispositions	—	0.1	—	0.1
Deferred income tax (benefit) provision	(1.6)	0.9	—	(0.7)
Decrease in working capital	1.9	1.6	—	3.5
Equity in earnings of subsidiaries	(1.3)	—	1.3	—
Pension and other post-employment benefits	1.1	1.7	—	2.8
Other	(0.2)	1.8	—	1.6
NET CASH PROVIDED BY OPERATING ACTIVITIES	5.5	10.8	—	16.3

INVESTING ACTIVITIES
Capital expenditures	(2.4)	(1.0)	—	(3.4)
Other	—	(0.5)	—	(0.5)
NET CASH USED IN INVESTING ACTIVITIES	(2.4)	(1.5)	—	(3.9)

FINANCING ACTIVITIES
Repayments of long-term debt	(0.3)	—	—	(0.3)
Short-term borrowings	0.2	—	—	0.2
Repayments of short-term debt	(0.1)	—	—	(0.1)
Cash dividends paid	(1.5)	—	—	(1.5)
Other	4.3	(4.3)	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2.6	(4.3)	—	(1.7)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	5.7	5.0	—	10.7
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12.0	0.6	—	12.6

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17.7	$5.6	$—	$23.3

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2005

	Neenah Paper, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income	$2.7	$2.7	$(2.7)	$2.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2.7	4.3	—	7.0
Amortization of stock-based compensation	0.2	—	—	0.2
Asset impairment loss	—	0.8	—	0.8
Deferred income tax provision (benefit)	5.5	(3.9)	—	1.6
Decrease (increase) in working capital	(11.0)	6.8	—	(4.2)
Equity in earnings of subsidiaries	(2.7)	—	2.7	—
Pension and other post-employment benefits	2.5	(2.6)	—	(0.1)
Other	1.4	(1.1)	—	0.3
NET CASH PROVIDED BY OPERATING ACTIVITIES	1.3	7.0	—	8.3

INVESTING ACTIVITIES
Capital expenditures	(4.9)	(1.7)	—	(6.6)
Other	0.1	—	—	0.1
NET CASH USED IN INVESTING ACTIVITIES	(4.8)	(1.7)	—	(6.5)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	3.6	—	—	3.6
Repayments of long-term debt	(0.2)	—	—	(0.2)
Short-term borrowings	2.3	—	—	2.3
Repayments of short-term debt	(0.7)	—	—	(0.7)
Cash dividends paid	(1.5)	—	—	(1.5)
Other	(0.4)	0.4	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	3.1	0.4	—	3.5

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(0.4)	5.7	—	5.3
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13.9	5.2	—	19.1

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13.5	$10.9	$—	$24.4

Note 13. Subsequent Event

Transfer of Terrace Bay

On May 9, 2006, the Company announced a tentative agreement to transfer the Terrace Bay pulp mill (excluding certain working capital amounts) to Buchanan Forest Products Ltd. (“Buchanan”). The Terrace Bay mill is composed of a single-line pulp facility, which primarily produces softwood pulp, and a woodlands operation. Terrace Bay holds non-exclusive rights under a sustainable forest license to harvest wood off approximately 4.6 million acres of land owned by the Province of Ontario. In addition, as part of the agreement, Buchanan will assume responsibility for substantially all liabilities related to the past and future operation of the mill and the Company will make a payment to Buchanan. The transfer is subject to several conditions, including, but not limited to, the completion of negotiations with mill and woodlands employees on collective bargaining agreements by June 1 and the transfer to Buchanan of the sustainable forest license.

Manufacturing operations at the Terrace Bay facility have been suspended since February 2006 due to a lack of wood fiber for its operations. The mill’s fiber supply was exhausted as a result of a strike by the approximately 250 workers employed by the Longlac woodlands operations that supplies wood fiber to the mill. Most of the approximately 400 hourly and salaried workers employed at the mill were laid off for an indefinite period during the two weeks following the suspension of manufacturing activities. In 2005, the Terrace Bay produced approximately 375,000 metric tons of pulp.

Sale of Woodlands

On May 9, 2006, the Company announced it signed a definitive agreement with Wagner Forest Management to sell approximately 500,000 acres of woodlands in Nova Scotia for $140 million, subject to normal closing conditions. Net after-tax cash proceeds from the transaction are estimated to be approximately $120 million and would be received at closing, which is expected to occur early in the third quarter. The transaction would result in an after-tax gain of approximately $80 million. Timing of the gain recognition is currently being evaluated.

The agreement includes a fiber supply agreement that will ensure a secure source of fiber at market prices for the Company’s Pictou pulp mill. Under the agreement, the woodlands will continue to be managed in a responsible, sustainable manner. Proceeds from the sale can provide a source of funding for investments which would provide growth and attractive financial returns. Upon completion of the sale, the Company will retain approximately 500,000 acres of owned and 200,000 acres of licensed or managed woodlands in Nova Scotia.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the three months ended March 31, 2006 and 2005. Also discussed is our financial position as of March 31, 2006. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated and combined financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

(Tabular amounts in millions, except as noted)

Executive Summary

For the three months ended March 31, 2006, our net sales decreased by approximately $31 million compared to the prior year. The decrease was primarily due to lower pulp shipments as a result of the closure of the smaller of two single-line pulp mills at our Terrace Bay facility (the “No. 1 Mill”) in the second quarter of 2005 and the suspension of manufacturing operations at Terrace Bay in the first quarter of 2006 due to a lack of wood fiber for its operations. The mill’s fiber supply was exhausted as a result of a strike by the approximately 250 unionized woodlands workers employed by our forestry operations that supply wood fiber to the mill.

Following the suspension of manufacturing operations, we fulfilled our contractual obligation to supply pulp to Kimberly-Clark by shipping from the mill’s inventory of finished goods. We anticipate that the mill’s inventory of finished goods will be exhausted in June. As a result, we have notified Kimberly-Clark that due to a Force Majeure Event (as defined) we will be unable to fulfill our obligations under the pulp supply agreement. During the continuance of a Force Majeure Event we are generally excused, without penalty, from our obligation to supply and Kimberly-Clark is generally excused, also without penalty, from its obligation to purchase pulp under the pulp supply agreement.

Most of the approximately 400 hourly and salaried workers employed at the mill were laid off for an indefinite period during the two weeks following the suspension of manufacturing activities. During the three months ended March 31, 2006, we continued to incur certain operating costs for the mill during the work stoppage, including costs for a limited number of hourly and salaried employees to remain at the facility for security operations, boiler and related equipment operation and maintenance during the winter months. Pursuant to the terms of our labor agreements and Canadian laws, we made payments to laid-off employees of approximately $3 million in April 2006. If the work stoppage continues through May 2006, additional aggregate payments to laid-off employees of approximately $5 million will be required in the second and third quarters of 2006. Future payments of from one to three times the $8 million paid in the second quarter could be required, dependent upon, among other things, the ultimate duration of the work stoppage.

We have suspended substantially all capital expenditures at Terrace Bay for the duration of the work stoppage. We have aggregate planned capital expenditures for 2006 of approximately $25 million. The timing and amount of actual capital expenditures in 2006 will depend on, among other things, the outcome of negotiations with the labor union.

Availability under our revolving credit facility fluctuates over time depending on the value of our inventory, receivables and various capital assets. An extended work stoppage could result in a decrease in the value of the assets securing our credit facility and a reduction in availability under the revolving credit facility. At March 31, 2006, availability under our revolving credit facility (before reductions for outstanding letters of credit) was $144.7 million. An extended work stoppage at the mill could have a material impact on our liquidity and results of operations.

Consolidated operating results for the three months ended March 31, 2005, were adversely affected by restructuring and asset impairment losses of $4.3 million at our Terrace Bay facility. Excluding these charges, operating income for the three months ended March 31, 2006, was $7.4 million unfavorable to the prior year. The unfavorable comparison was primarily due to higher raw material and energy costs, increased stock-based compensation costs and unfavorable currency translation effects related to the continued strengthening of the Canadian dollar relative to the U.S. dollar. These factors were only partially offset by higher average selling prices in the Fine Paper and Technical Product businesses due to the realization of price increases implemented in January 2006 and, to a lesser extent, in the second half of 2005 and government reimbursements for recently enacted programs related to our forestry operations.

On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS 123R”) using the modified-prospective transition method. Stock-based compensation cost recognized under SFAS 123R in the three months ended March 31, 2006 was $1.4 million and consisted of (a) compensation cost for all unvested stock-based grants outstanding as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS123, Accounting for Stock-Based Compensation (“SFAS 123”) and (b) compensation cost for all stock-based awards granted subsequent to adoption based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The adoption of SFAS 123R resulted in additional stock-based compensation expense of $1.1 million and income tax benefits of $0.4 million and reduced diluted earnings per share by $0.05 for the three months ended March 31, 2006.

Recent Developments

Transfer of Terrace Bay

On May 9, 2006, we announced a tentative agreement to transfer our Terrace Bay pulp mill (excluding certain working capital amounts) to Buchanan Forest Products Ltd. (“Buchanan”). Terrace Bay is composed of a single-line pulp facility, which primarily produces softwood pulp, and a woodlands operation. Terrace Bay holds non-exclusive rights under a sustainable forest license to harvest wood off approximately 4.6 million acres of land owned by the Province of Ontario. In addition, as part of the agreement, Buchanan will assume responsibility for substantially all liabilities related to the past and future operation of the mill and we will make a payment to Buchanan. The transfer is subject to several conditions, including, but not limited to, the completion of negotiations with mill and woodlands employees on collective bargaining agreements by June 1 and the transfer to Buchanan of the sustainable forest license.

The following table presents selected financial information for the Terrace Bay facility:

Year Ended December 31, 2005
Net sales (a)	$198.3
Operating loss (b)	$(87.7)
Net cash flow used in operations	$(38.8)
Capital expenditures	$4.2

As of March 31, 2006
Current assets (c)	$42.8
Noncurrent assets (d)	$44.9

(a)          Excludes intersegment sales.

(b)         Includes restructuring costs and asset impairment losses of $59.8 million.

(c)          Primarily accounts receivable and inventory.

(d)         Represents prepaid pension costs.

Sale of Woodlands

On May 9, 2006, we announced the signing of a definitive agreement with Wagner Forest Management to sell approximately 500,000 acres of woodlands in Nova Scotia for $140 million, subject to normal closing conditions. Net after-tax cash proceeds from the transaction are estimated to be approximately $120 million and would be received at closing, which is expected to occur early in the third quarter. The transaction would result in an after-tax gain of approximately $80 million. Timing of the gain recognition is currently being evaluated.

The agreement includes a fiber supply agreement that will ensure a secure source of fiber at market prices for our Pictou pulp mill. Under the agreement, the woodlands will continue to be managed in a responsible, sustainable manner. Proceeds from the sale can provide a source of funding for investments which would provide growth and attractive financial returns. Upon completion of the sale, we will retain approximately 500,000 acres of owned and 200,000 acres of licensed or managed woodlands in Nova Scotia.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, income before interest and income taxes (which we refer to as “operating income”) and other information relevant to an understanding of our results of operations for the three months ended March 31, 2006 and 2005.

Analysis of Net Sales—Three Months Ended March 31, 2006 and 2005

The following table presents net sales by segment, expressed as a percentage of total net sales before the elimination of intersegment sales:

	Three Months Ended March 31,
	2006	2005
Fine Paper	34%	28%
Technical Products	20	18
Pulp	46	54
Consolidated	100%	100%

The following table presents our net sales by segment for the periods indicated:

	Three Months Ended March 31,
	2006	2005
Fine Paper	$58.1	$57.9
Technical Products	33.0	35.9
Pulp	78.7	109.2
Intersegment sales	(4.6)	(6.4)
Consolidated	$165.2	$196.6

Commentary:

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

	Change in Net Sales Compared to Prior Period
		Change Due To
	Total Change	Volume	Average Net Price
Fine Paper	$0.2	$(1.7)	$1.9
Technical Products	(2.9)	(3.8)	0.9
Pulp(a)	(30.5)	(28.7)	(1.8)
Intersegment sales	1.8	1.8	—
Consolidated	$(31.4)	$(32.4)	$1.0

(a)          Sales of pulp by our Canadian manufacturing facilities are invoiced in U.S. dollars in accordance with industry practice; therefore, no currency effects are presented in our analysis of the change in net sales for our pulp operations.

Consolidated net sales were $31.4 million lower in the three months ended March 31, 2006 compared to the prior year period primarily due to lower pulp shipments. The lower pulp volume was primarily due to the closure of the No. 1 Mill in May 2005 and the suspension of manufacturing operations at our Terrace Bay mill as a result of a lack of wood fiber in February 2006.

•                  Net sales in our fine paper business increased $0.2 million due to a favorable product mix and higher average selling prices, partially offset by a 3% decrease in volume. Higher selling prices reflected realization of price increases implemented in January 2006 and, to a lesser extent, August 2005. Favorable product mix was due to sales of relatively higher priced items representing a greater proportion of total sales. The decrease in volume reflected a prior year quarter that benefited from strong annual report volume that was not repeated in 2006.

•                  Net sales in our technical products business decreased $2.9 million primarily due to an 11% decrease in unit volumes. The lower volumes resulted from changes in the timing of orders for certain products. Unfavorable product mix reflected a lower proportion of label and other specialty product sales. Favorable net price was due to the realization of a price increase implemented in January 2006 and a latex price surcharge implemented in the third quarter of 2005.

•                  Net sales in our pulp business decreased $30.5 million primarily as a result of a 30% decrease in shipments due to closing the No. 1 Mill and suspending manufacturing operations at our Terrace Bay mill after its wood fiber supply was exhausted. Product mix was unfavorable to the prior year due to a decrease in sales of logs to sawmills and veneer manufacturers related to the strike by the woodlands workers. Average net selling prices were favorable due to higher average market prices for softwood pulp.

The following table sets forth line items from our condensed consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended March 31,
	2006	2005
Net sales	100.0%	100.0%
Cost of products sold	88.9	87.1
Gross profit	11.1	12.9
Selling, general and administrative expenses	9.6	6.5
Restructuring costs and asset impairment loss	—	2.2
Other (income)—net	(2.0)	(0.3)
Operating income	3.5	4.5
Interest expense	2.7	2.4
Income before income taxes	0.8	2.1
Provision for income taxes	0.3	0.7
Net income	0.5%	1.4%

Analysis of Operating Income —Three Months Ended March 31, 2006 and 2005

The following table sets forth our operating income (loss) by segment for the periods indicated:

	Three Months Ended March 31,
	2006	2005
Fine Paper	$15.6	$17.0
Technical Products	2.0	4.7
Pulp	(7.8)	(11.1)
Unallocated corporate costs	(4.0)	(1.7)
Consolidated	$5.8	$8.9

Commentary:

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

	Change in Operating Income Compared to Prior Period
		Change Due To
	Total Change	Volume	Net Price (a)	Material Costs (b)	Currency	Other (c)
Fine Paper	$(1.4)	$(0.6)	$1.9	$(1.5)	$—	$(1.2)
Technical Products	(2.7)	(0.6)	1.0	(0.6)	—	(2.5)
Pulp	3.3	0.5	1.8	(2.0)	(1.4)	4.4
Unallocated corporate costs	(2.3)	—	—	—	—	(2.3)
Consolidated	$(3.1)	$(0.7)	$4.7	$(4.1)	$(1.4)	$(1.6)

(a)          Includes price changes, net of pulp discounts and changes in product mix.

(b)         Includes price changes for raw materials and energy.

(c)          Includes restructuring costs, annual maintenance-related downtime spending, other materials, manufacturing labor, distribution and selling, general and administrative expenses.

Consolidated operating income for the three months ended March 31, 2006 decreased $3.1 million compared to 2005 primarily due to higher raw material and energy costs, increased corporate expenses for amortization of stock-based compensation and depreciation related to our enterprise resource planning (“ERP”) software, unfavorable currency translation effects related to the strengthening of the Canadian dollar compared to the U.S. dollar and increases in other manufacturing costs. These unfavorable effects were partially offset by asset impairment and restructuring charges recorded in the prior year and reimbursements from the Ontario government for forestry operations at Terrace Bay in 2006.

•                  Operating income for our fine paper business decreased $1.4 million primarily due to higher energy and raw material costs, and lower volume. The lower volume also contributed to manufacturing inefficiencies as production schedules were aligned with the current level of business. These unfavorable factors were only partially offset by higher average selling prices and a product mix reflecting a greater proportion of relatively higher priced branded products.

•                  Operating income for our technical products business decreased $2.7 million due to lower volumes and higher manufacturing and oil-based raw material costs (primarily latex). The lower volume also contributed to manufacturing inefficiencies as production schedules were aligned with the current level of business. Favorable average net prices were primarily due to the realization of price increases.

•                  The operating loss for our pulp business decreased $3.3 million from the prior year. Excluding the impact of asset impairment and restructuring charges of $4.3 million in the prior year period, the operating loss increased by $1.0 million. The change was primarily due to higher energy and raw material costs, unscheduled recovery boiler related maintenance downtime at Pictou, unfavorable currency translation effects related to the continued strengthening of the Canadian dollar compared to the U.S. dollar and the under absorption of  fixed manufacturing costs Terrace Bay due to the suspension of manufacturing operations. These unfavorable factors were partially offset by government reimbursements for recently enacted programs related to our forestry operations of approximately $3.3 million and realized gains on foreign currency futures contracts.

•                  Unallocated corporate expenses increased by $2.3 million primarily due to amortization of stock-based compensation and depreciation related to our ERP software. Amortization of stock based compensation increased approximately $1.2 million due to the adoption on January 1, 2006 of SFAS 123R.

Additional Statement of Operations Commentary:

•                  For the three months ended March 30, 2006 and 2005 we incurred $4.4 million and $4.7 million, respectively, of net interest expense (including $0.5 million of amortization of debt issuance costs in both periods) primarily on our $225 million of senior notes.

•                  The effective tax rate was 35.7% for the three months ended March 31, 2006 and 2005.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2006	2005
Net cash flow provided by (used in):
Operating activities	$16.3	$8.3
Investment activities	(3.9)	(6.5)
Financing activities	(1.7)	3.5
Capital expenditures	3.4	6.6

Operating Cash Flow Commentary:

•                  Cash provided by operations of $16.3 million for the three months ended March 31, 2006 increased $8.0 million from the comparable period of the prior year. This increase was primarily due to lower investment in working capital and reduced payments to our pension trusts, partially offset by lower earnings (excluding the non-cash effects of deferred income taxes, depreciation and asset impairment and restructuring charges) and lower accruals. The reduction in working capital was primarily due to the suspension of manufacturing operations at Terrace Bay and the refund of income taxes.

•                  For the three months ended March 31, 2006, our investment in working capital decreased $3.5 million as lower inventories, accounts receivable and income taxes receivable were only partially offset by a decrease in accounts payable. Excluding the reduction in working capital of approximately $10.0 million at Terrace Bay, our investment in working capital increased $6.5 million. The increase was primarily due to higher accounts receivable in the fine paper business and an increase in inventories for the technical products business and a decrease in accounts payable for the pulp business due to the timing of payments. During the first three months of 2005, our investment in operating working capital increased $4.2 million primarily due to higher pulp finished goods inventories, lower accounts payable due to the timing of payments and a seasonal increase in prepaid expenses. These increases were partially offset by lower accounts receivables and the accrual of exit costs related to the closure of the No. 1 Mill.

Investing Commentary:

•                  Capital spending for the first three months of 2006 of $3.4 million was $3.2 million lower than the comparable prior year period. The decrease was primarily due to reduced spending for the acquisition and implementation of our ERP software. In addition, we have deferred substantially all capital spending at Terrace Bay for the duration of the strike. For the three months ended March 31, 2006, capital spending was primarily for the acquisition and implementation of our ERP software and finishing equipment for our fine paper business. We have aggregate planned capital expenditure for 2006 of approximately $25 million. The timing and amount of actual capital expenditures in 2006 will depend on the outcome of negotiations with labor unions; and negotiations with regulatory authorities, the results of engineering studies and the remediation methods ultimately selected. These capital expenditures are not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

Financing Commentary:

•                  Our liquidity requirements are being provided by cash on-hand, cash generated from operations and short- and long-term borrowings. Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. At March 31, 2006, we had $52 thousand outstanding under our revolving credit facility, outstanding letters of credit of $5.4 million and $139.3 million of borrowing availability under our revolving credit facility.

•                  We financed the acquisition of our ERP software ($3.6 million) through third-party financing payable over three years. In the three months ended March 31, 2006 and 2005, payments under the agreement for our ERP software were $0.3 million and $0.2 million, respectively.

•                  We paid cash dividends of $0.10 per share or $1.5 million in the first three months of 2006 and 2005.

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

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. We believe that the estimates, assumptions and judgments described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. The critical accounting policies used in the preparation of the consolidated financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regard to estimates used. These critical judgments relate to the timing of recognizing sales revenue, the recoverability of deferred income tax assets, pension benefits and future cash flows associated with impairment testing of long-lived assets. Actual results could differ from these estimates, and changes in these estimates are recorded when known. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. There has been no significant change in these policies, or the estimates used in the application of the policies, since our 2005 year end, except as described below.

Accounting Guidance Adopted in the Three Months Ended March 31, 2006

On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified-prospective transition method. Stock-based compensation cost recognized under SFAS 123R in the three months ended March 31, 2006 was $1.4 million and consisted of (a) compensation cost for all unvested stock-based grants outstanding as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS123 and (b) compensation cost for all stock-based awards granted subsequent to adoption based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The amount of stock-based compensation cost recognized is based on the fair value of grants that are ultimately expected to vest and is recognized pro-rata over the requisite service period for the entire award. The adoption of SFAS 123R resulted in additional stock-based compensation expense of $1.1 million and income tax benefits of $0.4 million and reduced diluted earnings per share by $0.05 for the three months ended March 31, 2006.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), or in releases made by the Securities and Exchange Commission (the “SEC”), all as may be amended from time to time. Statements contained in this quarterly report that are not historical facts may be forward-

looking statements within the meaning of the PSLRA. Any such forward-looking statements reflect our beliefs and assumptions and are based on information currently available to us. Forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements we make are not guarantees or indicative of future performance. For additional information regarding factors that may cause our results of operations to differ materially from those presented herein, please see “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and as are detailed from time to time in other reports we file with the SEC.

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

Any subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth or referred to above, as well as the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2005. Except as required by law, we disclaim any obligation to update such statements or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

As of March 31, 2006, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2006.

Internal Controls over Financial Reporting

During the three months ended March 31, 2006, we implemented a new Enterprise Resource Planning system in our corporate and U.S. operating locations resulting in a material change in our processes over financial reporting at those locations. We assessed the design effectiveness of the internal controls over the key processes affected by the system change. As a result of this assessment, management believes that we maintained adequate internal control over financial reporting.

Except as described above, there has been no change in our internal control over financial reporting during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in certain legal actions and claims arising in the ordinary course of business. While the outcome of these legal actions and claims cannot be predicted with certainty, it is the opinion of management that the outcome of any claim which is pending or threatened, either individually or on a combined basis, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
Sean T. Erwin
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Bonnie C. Lind
Bonnie C. Lind
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

May 10, 2006