Form 10-Q
period 2006-06-30
Neenah Paper Inc
filed 2006-08-09
CIK 1296435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

Yes ☐    No ☒

As of July 31, 2006, there were 14,774,831 shares of the Company’s common stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

The Company’s independent registered public accountants have not completed their review of the financial statements that accompany this Form 10-Q as required by Rule 10-01(d) of Regulation S-X due to an unresolved accounting matter related to the Company’s sale of certain woodlands in Nova Scotia.  The Company has requested guidance on this accounting matter from the Office of the Chief Accountant of the SEC.  See Note 3 to the Unaudited Condensed Consolidated Financial Statements.

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	$142.8	$130.1	$275.7	$271.0
Cost of products sold	116.7	100.0	226.1	210.4
Gross profit	26.1	30.1	49.6	60.6
Selling, general and administrative expenses	11.8	12.6	26.9	24.5
Gain on sale of woodlands (Note 3)	(122.6)	—	(122.6)	—
Other (income) - net	(2.0)	(1.0)	(3.6)	(1.3)
Operating income	138.9	18.5	148.9	37.4
Interest expense-net	4.1	4.6	8.6	9.3
Income from continuing operations before income taxes	134.8	13.9	140.3	28.1
Provision for income taxes	50.6	4.8	52.7	10.1
Income from continuing operations	84.2	9.1	87.6	18.0
Loss from discontinued operations (Note 4)	(10.9)	(2.3)	(13.4)	(8.5)
Net income	$73.3	$6.8	$74.2	$9.5

Earnings Per Common Share
Basic
Continuing operations	$5.71	$0.62	$5.94	$1.22
Discontinued operations	(0.74)	(0.16)	(0.91)	(0.58)
	$4.97	$0.46	$5.03	$0.64
Diluted
Continuing operations	$5.68	$0.62	$5.91	$1.22
Discontinued operations	(0.74)	(0.16)	(0.90)	(0.58)
	$4.94	$0.46	$5.01	$0.64

Weighted Average Common Shares Outstanding (in thousands)
Basic	14,747	14,739	14,745	14,738
Diluted	14,826	14,786	14,812	14,790

Cash Dividends Declared Per Share of Common Stock	$0.10	$0.10	$0.20	$0.20

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS

Current assets
Cash and cash equivalents	$178.5	$12.6
Accounts receivable (less allowances of $4.0 and $3.6, respectively)	69.9	79.1
Inventories	55.8	87.1
Other current assets	20.5	25.5
Assets held for sale - discontinued operations	14.0	—
Total current assets	338.7	204.3
Property, plant and equipment, at cost	622.9	616.8
Less accumulated depreciation	407.5	398.9
Property, plant and equipment-net	215.4	217.9
Prepaid and intangible pension costs	75.0	71.7
Other assets	21.3	43.1
TOTAL ASSETS	$650.4	$537.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Debt payable within one year	$1.3	$1.2
Accounts payable	28.3	40.4
Income taxes payable	21.2	—
Accrued expenses	40.4	38.8
Liabilities related to discontinued operations	11.6	—
Total current liabilities	102.8	80.4
Long-term debt	225.6	226.3
Other noncurrent liabilities	57.5	65.0
Noncurrent liabilities related to discontinued operations	20.4	—
TOTAL LIABILITIES	406.3	371.7
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY (Note 3)	244.1	165.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$650.4	$537.0

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$74.2	$9.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13.7	14.2
Amortization of stock-based compensation	2.7	0.5
Asset impairment loss	—	0.8
Deferred income tax provision	23.0	1.3
Gain on sale of woodlands (Note 3)	(122.6)	—
Loss on other asset dispositions	0.2	0.1
Decrease in working capital	49.0	2.7
Pension and other post-employment benefits	3.2	—
Other	1.1	(0.5)
NET CASH PROVIDED BY OPERATING ACTIVITIES	44.5	28.6
INVESTING ACTIVITIES
Capital expenditures	(9.9)	(10.6)
Net proceeds from sale of woodlands	134.8	—
Other	—	(0.2)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	124.9	(10.8)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	3.5
Repayments of long-term debt	(0.6)	(0.6)
Short-term borrowings	0.3	2.3
Repayments of short-term borrowings	(0.3)	(1.4)
Cash dividends paid	(3.0)	(3.0)
Proceeds from exercise of stock options	0.1	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3.5)	0.8
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(0.2)
NET INCREASE IN CASH AND CASH EQUIVALENTS	165.9	18.4
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12.6	19.1
CASH AND CASH EQUIVALENTS, END OF PERIOD	$178.5	$37.5
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest	$8.4	$7.8
Cash (received) paid during period for income taxes	$(4.3)	$0.7

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except as noted)

Note 1.  Background and Basis of Presentation

Background

Neenah Paper, Inc. (“Neenah” or the “Company”), a Delaware corporation, was incorporated in April 2004 in contemplation of the spin-off by Kimberly-Clark Corporation (“Kimberly-Clark”) of its fine paper and technical products businesses in the United States and its Canadian pulp business (collectively, the “Pulp and Paper Business”). In November 2004, Kimberly-Clark completed the distribution of all of the shares of Neenah’s common stock to the stockholders of Kimberly-Clark (the “Spin-Off”). Kimberly-Clark stockholders received a dividend of one share of Neenah’s common stock for every 33 shares of Kimberly-Clark common stock held. As a result of the Spin-Off, Kimberly-Clark transferred all of the assets and liabilities of the Pulp and Paper Business to Neenah. Following the Spin-Off, Neenah is an independent public company and Kimberly-Clark has no continuing stock ownership.

The fine paper business is a leading producer of premium writing, text, cover and specialty papers. The technical products business is a leading producer of durable, saturated and coated base papers for a variety of end uses. At the time of the Spin-Off, the Canadian pulp business consisted of pulp mills in Terrace Bay, Ontario and Pictou, Nova Scotia and the related woodlands.

On June 29, 2006, the Company completed the sale of approximately 500,000 acres of woodlands in Nova Scotia for $139.1 million. The agreement includes a fiber supply agreement to secure a source of fiber for the Company’s Pictou pulp mill. The transaction resulted in a net pre-tax gain of $131.6 million.  Approximately $9.0 million of such gain was deferred and will be recognized in income over the term of the fiber supply agreement. See Note 3, “Sale of Woodlands”.

On May 9, 2006, the Company announced a tentative agreement to transfer the Terrace Bay mill to Buchanan Forest Products Ltd. (“Buchanan”). In August 2006, the Company and Buchanan signed a definitive agreement to transfer the mill (excluding certain working capital amounts and post-employment obligations) to Buchanan. The Terrace Bay mill is composed of a single-line pulp facility and a woodlands operation. For the three and six months ended June 30, 2006, the results of operations of the Terrace Bay mill and estimated disposal costs are reflected as discontinued operations in the condensed consolidated statements of operations.  The consolidated results of operations for all prior periods have been restated to reflect the results of operations of the Terrace Bay mill as discontinued operations. See Note 4, “Discontinued Operations”.

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

Earnings per Share (“EPS”)

Basic EPS was computed by dividing net income by the weighted-average number of shares of common stock outstanding during the 2006 and 2005 reporting periods.  Diluted EPS was calculated to give effect to all potentially dilutive common shares using the “Treasury Stock” method. Outstanding stock options, restricted shares, restricted stock units and restricted stock units with performance conditions represent the only potentially dilutive effects on the Company’s weighted-average shares.  For the three months and six months ended June 30, 2006, there were 79,000 and 67,000 dilutive shares, respectively for purposes of computing EPS. For the three months and six months ended June 30, 2005, there were 47,000 and 52,000 dilutive shares, respectively, for purposes of computing EPS.  For the three and six months ended June 30, 2006, approximately 1,085,000 potentially dilutive options that were “out-of-the-money” were excluded from the computation of dilutive common shares For the three and six months ended June 30, 2005, approximately 930,000 and 576,000, respectively, of such potentially dilutive options were excluded from the computation of dilutive common shares.

Note 2.  New Accounting Standards

In February 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140, which resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. The Company does not have hybrid financial instruments.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140, which amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company does not service financial assets.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is evaluating FIN 48 and is currently unable to predict the effect of adoption on the Company’s financial position, results of operations or cash flows.

Note 3.  Sale of Woodlands

On June 29, 2006, the Company completed the sale of approximately 500,000 acres of woodlands in Nova Scotia to Atlantic Star Forestry LTD and Nova Star Forestry LTD (the “Purchaser”) for $139.1 million. The Company received the total proceeds from the sale in cash at closing. The Company also entered into a fiber supply agreement (the “FSA”) with the Purchaser to secure a source of fiber for the Company’s Pictou pulp mill. Following the sale, the Company has approximately 500,000 acres of owned and 200,000 acres of licensed or managed woodlands in Nova Scotia.

Pursuant to the terms of the FSA, the Purchaser is required to make available to the Company sufficient woodlands acreage to yield 200,000 metric tons of softwood timber annually. The Company is required to bear all costs associated with harvesting the timber, and title to the timber transfers to the Company when the timber is cut.  Timber purchases under the FSA are at market-based prices subject to semi-annual adjustment. The FSA expires on December 31, 2010 and can be extended for an additional five years at the Company’s discretion.  The FSA can be extended for a subsequent five years upon the mutual agreement of the Company and the Purchaser.  The FSA does not give the Company the option or right to reacquire the woodlands that were sold.

The Company has determined that the sale qualifies for gain recognition under the “full accrual method” described in Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate (“FAS 66”).  The Company has also concluded that a portion of the proceeds should be allocated to the non-market elements of the FSA based on their fair value and amortized over the initial term of the FSA.  As a result, the Company recognized a net pre-tax gain on the sale of approximately $122.6 million in the three months ended June 30, 2006 and deferred approximately $9.0 million, which represents the estimated fair value of the non-market elements of the FSA.

However, the FSA may be interpreted under FAS 66 as a form of continuing involvement with real estate which would prohibit immediate recognition of a gain on sale under the “full accrual method” and would require the Company to account for the transaction as a financing rather than a sale. If accounted for as a financing, the carrying amount of the woodlands would remain on the balance sheet and continue to be depleted.  The proceeds from the transaction would be reflected as a non-current financing obligation. When the Company determines that its continuing involvement in the real estate no longer exists, the carrying amount of the woodlands and the financing obligation would be removed from the balance sheet and a gain on sale would be recognized.  For the three months ended June 30, 2006, recognition of the transaction as a financing rather than a sale would have reduced income from continuing operations before income taxes, income from continuing operations and diluted EPS from continuing operations by $122.6 million, $75.7 million and $5.11 per diluted share, respectively. The timing of gain recognition will have no impact on the cash flows related to the transaction.

To resolve this issue, the Company has requested guidance on this accounting matter from the Office of the Chief Accountant of the SEC (the “SEC Staff”).  However, the evaluation of this matter by the SEC Staff is not complete.

Until this accounting matter is resolved, the Company’s independent registered public accountants can not complete their review of the Company’s interim financial statements included in this filing as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Once the requested guidance from the SEC Staff has been obtained and the Company’s independent registered public accountants have completed their review, the Company will amend this Form 10-Q to reflect any changes needed as a result of such guidance.

Since the review required by Rule 10-01(d) has not been completed, this Form 10-Q is considered deficient by the SEC.  This means that the Company is not current in its filings under the Exchange Act.  The Company believes that the delay in obtaining the required review of the financial statements contained herein is not likely to have a material effect on its senior credit facility or the indentures governing its debt obligations.  In light of the absence of the required review under Rule 10-01(d) for the quarter covered by this Form 10-Q, the Section 906 certifications required by 18 U.S.C. Section 1350 and included as Exhibit 32 to this Form 10-Q have been qualified by reference to the absence of that review.

Note 4.  Discontinued Operations

Transfer of the Terrace Bay mill

Manufacturing operations at the Terrace Bay mill have been suspended since February 2006 due to a lack of wood fiber for its operations. The mill’s fiber supply was exhausted as a result of a strike by the approximately 250 workers employed by the Longlac woodlands operations that supplies wood fiber to the mill. Most of the approximately 400 hourly and salaried workers employed at the mill were laid off for an indefinite period during the two weeks following the suspension of manufacturing activities. In 2005, the Terrace Bay mill produced approximately 375,000 metric tons of pulp.

On May 9, 2006, the Company announced a tentative agreement to transfer the Terrace Bay mill to Buchanan. In August 2006, the Company and Buchanan signed a definitive agreement to transfer the mill (excluding certain working capital amounts and post-employment obligations) to Buchanan. The Terrace Bay mill is composed of a single-line pulp facility, which primarily produces softwood pulp, and a woodlands operation. The Terrace Bay mill holds non-exclusive rights under a sustainable forest license to harvest wood off approximately 4.6 million acres of land owned by the Province of Ontario. Pursuant to the terms of the agreement, Buchanan will assume responsibility for substantially all liabilities related to the future operation of the mill in exchange for a payment from the Company of approximately $18 million.

At closing, the Company will retain certain working capital amounts, primarily consisting of trade accounts receivable, finished goods inventory and trade accounts payable.  In addition, the Company will retain long-term disability obligations for current and former mill employees and post-employment medical and life insurance liabilities for current retirees.

In conjunction with the transfer of mill employees to Buchanan and as a closing condition of the agreement, the Company will initiate plans to curtail and settle its Ontario, Canada defined benefit pension plan. The Company expects to record a loss of approximately $22 million in the third quarter of 2006 related to the settlement of pension obligations for current retirees. The Company will make a payment to the pension trust of approximately $11 million for the purchase of annuity contracts to settle the liability for current retirees.  In addition, the Company expects to record a loss of approximately $50 million and make a payment of approximately $7 million related to the settlement of pension obligations for active employees. The timing and amount of the payment and recognition of the loss to settle the liability for active employees is dependent upon, among other things, an actuarial determination of the value of the obligations being settled, the cost of annuity contracts, regulatory approval to settle the plan and employee elections. The transfer is subject to normal closing conditions.

The results of operations of the Terrace Bay mill and estimated disposal costs are reflected as discontinued operations in the condensed consolidated statements of operations for each period presented. The following table presents the results of discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales, net of intersegment sales	$11.5	$59.2	$43.8	$114.9
Discontinued Operations:
Loss from operations	$(11.6)	$(3.7)	$(15.7)	$(13.7)
Loss on disposal	(6.0)	—	(6.0)	—
Loss before income taxes	(17.6)	(3.7)	(21.7)	(13.7)
Benefit for income taxes	6.7	1.4	8.3	5.2

Loss from discontinued operations	$(10.9)	$(2.3)	$(13.4)	$(8.5)

The following table presents assets held for sale and liabilities related to discontinued operations:

June 30,
2006
Inventories	$11.4
Other current assets	2.6
Assets held for sale - discontinued operations	$14.0

Accrued expenses	$11.6
Other noncurrent liabilities	20.4
Liabilities related to discontinued operations	$32.0

Note 5.  Comprehensive Income

Comprehensive income includes, in addition to net income, unrealized gains and losses recorded directly to stockholders’ equity. These unrealized gains and losses are referred to as other comprehensive income items. Accumulated other comprehensive income (loss) consists of unrealized foreign currency translation gains (losses), deferred gains (losses) on cash flow hedges and minimum pension liability adjustments. Unrealized foreign currency translation gains (losses) that relate to indefinite investments in the Company’s Canadian pulp operations are not adjusted for income taxes. At June 30, 2006 and December 31, 2005, accumulated other comprehensive income was $58.7 million and $53.9 million, respectively.

The components of comprehensive income are as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$73.3	$6.8	$74.2	$9.5
Other comprehensive income:
Change in unrealized foreign currency translation losses	10.0	(3.7)	8.5	(6.4)
Change in unrealized gains (losses) on cash flow hedges	(0.3)	4.9	(3.7)	6.9
Comprehensive income	$83.0	$8.0	$79.0	$10.0

Note 6.  Risk Management

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

In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the Company records all derivative instruments as assets (included in Other current assets and Other assets) or liabilities (included in Accrued expenses or Other noncurrent liabilities) on the condensed consolidated balance sheets at fair value. Changes in the fair value of derivative instruments are recorded in either income or other comprehensive income, as appropriate. Unrealized gains or losses from changes in the fair value of highly effective derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) in the period that changes in fair value occur and are reclassified to income in the same period that the hedged item affects income.

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

Cash Flow Hedges

At June 30, 2006, the Company had outstanding foreign currency forward exchange contracts designated as cash flow hedges of U.S dollar denominated pulp sales in a notional amount of $91 million Canadian dollars. The fair value of the contracts was $7.9 million U.S. dollars and was reflected on the balance sheet as a current asset. The weighted-average exchange rate for the foreign currency contracts at June 30, 2006 was $0.812 U.S. dollars per Canadian dollar. The contracts extend through May 2007 with the highest value of contracts maturing in July 2006.  The Company recorded net pre-tax gains of $3.2 million and $6.3 million on foreign currency contracts as the forecasted transactions occurred in the three and six months ended June 30, 2006, respectively.  The Company recorded net pre-tax losses of $1.0 million and $0.9 million on foreign currency contracts as the forecasted transactions occurred in the three and six months ended June 30, 2005, respectively. Realized gains and losses on currency derivatives are recorded in Other (income) expense - net on the condensed consolidated statements of operations.

Gains and losses on foreign currency forward exchange contracts related to the operations of the Terrace Bay mill have been reclassified from Other (income) expense - net on the condensed consolidated statements of operations and recorded in Loss from discontinued operations. For the three and six months ended June 30, 2006, $0.8 million and $2.4 million, respectively, of such gains have been reclassified. Losses of $0.8 million and $0.7 million for the three and six months ended June 30, 2005, have been reclassified to Loss from discontinued operations.

At June 30, 2006, the Company had outstanding pulp future contracts, to hedge fluctuations in pulp prices, for 72,000 metric tons of pulp with a notional amount of approximately $45 million. The fair value of the contracts was $7.8 million and was reflected on the balance sheet as a current liability. The weighted-average price for the pulp futures contracts at June 30, 2006 was $631 per metric ton. The contracts extend through December 2006 and expire at the rate of 12,000 metric tons per month.  The Company recorded net pre-tax losses of $2.6 million and $4.0 million on pulp futures contracts as the forecasted transactions occurred in the three and six months ended June 30, 2006, respectively.  The Company recorded net pre-tax losses of $0.1 million and $1.1 million on pulp futures contracts as the forecasted transactions occurred in the three and six months ended June 30, 2005, respectively. Realized gains and losses on pulp derivatives are recorded in Net sales on the condensed consolidated statements of operations.

Gains and losses on pulp futures contracts related to the operations of the Terrace Bay mill have been reclassified from Net sales on the condensed consolidated statements of operations and recorded in Loss from discontinued operations. For the three and six months ended June 30, 2006, $0.8 million and $1.5 million, respectively, of such losses have been reclassified. Losses of $23 thousand and $0.7 million for the three and six months ended June 30, 2005, have been reclassified to Loss from discontinued operations.

For the three months ended June 30, 2006, the Company’s cash flow hedges were highly effective and changes in the fair value of the derivative instruments were reflected in other comprehensive income. If future market rates are consistent with the rates assumed at June 30, 2006, a net pretax gain of approximately $75 thousand (or $48 thousand after-tax) is expected to be recognized in earnings during the next 12 months.

Foreign Currency Transactions

In May 2006, the Company entered into a foreign currency forward contract to eliminate variability in the U.S. dollar proceeds from the sale of woodlands in Nova Scotia, Canada (See Note 3 “Sale of Woodlands”). The Company settled the contract on June 30, 2006 and had no realized gain or loss on settlement.  The foreign currency forward contract had a notional value of $155 million Canadian dollars and an exchange rate of $0.902 U.S. dollars per Canadian dollar. Realized gains and losses on the foreign currency forward contract are recorded in Other (income) expense - net on the condensed consolidated statements of operations.

Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in Other (income)–net in the condensed consolidated statements of operations. Net foreign currency transaction losses for the three and six months ended June 30, 2006 were $0.9 million and $0.8 million, respectively. Net foreign currency transaction gains for the three and six months ended June 30, 2005 were $1.2 million and $1.9 million, respectively.

Note 7.  Inventories

The following presents inventories by major class as of June 30, 2006 and December 31, 2005.

	June 30,	December 31,
	2006	2005

Raw materials	$14.8	$30.5
Work in progress	8.8	8.2
Finished goods	33.3	47.8
Supplies and other	6.2	7.6
	63.1	94.1
Excess of FIFO over LIFO cost	(7.3)	(7.0)
Total	$55.8	$87.1

At June 30, 2006, $11.4 million of inventories at the Terrace Bay mill were classified as Assets held for sale – discontinued operations. The FIFO values of total inventories valued on the LIFO method were $39.3 million and $35.2 million at June 30, 2006 and December 31, 2005, respectively.

Note 8.  Debt

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

At June 30, 2006, approximately $67 thousand was outstanding under the Revolver. Borrowing availability under the Revolver is reduced by outstanding letters of credit. At June 30, 2006, the Company had approximately $2.8 million of letters of credit outstanding and $132.3 million of borrowing availability under the Revolver.

The Credit Agreement and the indenture governing the Senior Notes contain, among other provisions, covenants with which the Company must comply during the term of the agreements. Such covenants restrict the Company’s ability to, among other things, incur certain additional debt, make specified restricted payments and capital expenditures, authorize or issue capital stock, enter into transactions with affiliates, consolidate or merge with or acquire another business, sell certain of its assets or liquidate, dissolve or wind-up. In addition, the terms of the Revolver require the Company to achieve and maintain certain specified financial ratios. As of June 30, 2006, the Company was in compliance with all such covenants.

Other Financing

During the first quarter of 2005, the Company obtained third-party financing to fund its purchase of enterprise resource planning (“ERP”) software. At inception, the present value of the financing agreement was $3.6 million (discounted at 7.375%) payable in quarterly installments through January 2008. At June 30, 2006, $1.9 million of such third-party financing was outstanding of which $1.3 million was due in the next 12 months. In the first quarter of 2005, the Company issued a short-term note for $2.3 million to finance insurance premiums.

Note 9.  Pension and Other Post-employment Benefits

Pension Plans

Substantially all active employees of the Pulp and Paper Business participated in Kimberly-Clark’s defined benefit pension plans and defined contribution retirement plans. On November 30, 2004, the Company assumed responsibility for pension and post-employment benefit obligations for active employees of the Pulp and Paper Business and retired employees of the Canadian pulp operations. Pension and post-employment benefit obligations related to retired employees of the U.S. paper operations were retained by Kimberly-Clark.

The following table presents the components of net periodic benefit cost:

Components of Net Periodic Benefit Cost

	Pension Benefits		Post-Employment Benefits Other than Pensions
	Three Months Ended June 30,
	2006	2005	2006	2005
Service cost	$1.9	$2.6	$0.5	$0.4
Interest cost	5.9	5.2	1.1	0.8
Expected return on plan assets (a)	(8.0)	(6.8)	—	—
Recognized net actuarial loss	2.0	1.7	0.5	0.1
Amortization of unrecognized transition asset	—	—	—	—
Amortization of prior service cost	0.4	0.3	0.1	—
Net periodic benefit cost	$2.2	$3.0	$2.2	$1.3

	Pension Benefits		Post-Employment Benefits Other than Pensions
	Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$4.4	$5.3	$1.1	$0.8
Interest cost	11.7	10.6	2.1	1.5
Expected return on plan assets (a)	(15.9)	(13.6)	—	—
Recognized net actuarial loss	4.1	3.5	0.9	0.3
Amortization of unrecognized transition asset	(0.1)	(0.1)	—	—
Amortization of prior service cost	0.8	0.5	0.2	—
Net periodic benefit cost	$5.0	$6.2	$4.3	$2.6

(a)        The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

As a condition of closing and directly related to the transfer of the Terrace Bay mill to Buchanan, the Company will initiate plans to curtail and settle its Ontario, Canada defined benefit pension plan. The Company expects to record a loss of approximately $22 million in the third quarter of 2006 related to the settlement of pension obligations for current retirees. The Company will make a payment to the pension trust of approximately $11 million for the purchase of annuity contracts to settle the liability for current retirees.  In addition, the Company expects to record a loss of approximately $50 million and make a payment of approximately $7 million related to the settlement of pension obligations for active employees. The timing and amount of the payment and recognition of the loss to settle the liability for active employees is dependent upon, among other things, an actuarial determination of the value of the obligations being settled, the cost of annuity contracts, regulatory approval to settle the plan and employee elections. For the three and six months ended June 30, 2006, $(42) thousand and $0.6 million, respectively, of the pension (income) expense described above related to the operations of the Terrace Bay mill and have been classified as Loss from discontinued operations on the condensed consolidated statements of operations.  Such amounts for the three and six months ended June 30, 2005 were $1.3 million and $2.8 million, respectively.

Pursuant to the terms of the transfer agreement, upon closing Buchanan will assume responsibility for post-employment medical and life insurance benefits for active employees at the Terrace Bay mill. At June 30, the Company’s liability for such benefits was $20.4 million. As a result, $0.9 million and $1.8 million of post-employment benefits other than pensions (described above) for the three and six months ended June 30, 2006, respectively, have been classified as Loss from discontinued operations on the condensed consolidated statements of operations.  Such amounts for the three and six months ended June 30, 2005 were $0.6 million and $1.2 million, respectively.

Based on June 30, 2006 exchange rates, the Company expects to contribute approximately $25 million to its pension trusts in 2006, including approximately $11 million to purchase annuity contracts to settle pension liabilities under the Company’s Ontario, Canada defined benefit pension plan for current retirees.  For the six months ended June 30, 2006, the Company made contributions to its pension trusts of approximately $5.4 million.

Note 10.  Stock Compensation Plan

The Company adopted and established the 2004 Omnibus Stock and Incentive Plan (the “Omnibus Plan”) under unanimous written consent of its Board of Directors on December 1, 2004. The Company reserved 3,500,000 shares of $0.01 par value common stock (“Common Stock”) for issuance under the Omnibus Plan. Pursuant to the terms of the Omnibus Plan, the compensation committee of the Company’s Board of Directors may grant various types of equity-based compensation awards, including incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted stock units with performance conditions (“Performance Shares”) and performance units, in addition to certain cash-based awards. All grants under the Omnibus Plan will be made at fair market value and no grant may be repriced. In general, the options expire ten years from the date of grant and vest over a three-year service period. At June 30, 2006, a total of 2,033,186 shares of Common Stock were reserved for future issuance under the Omnibus Plan.

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“FAS 123R”) using the modified-prospective transition method. The restatement of prior year periods for the adoption of FAS 123R is not permitted under the modified-prospective transition method. Stock-based compensation cost recognized under FAS 123R in the three and six months ended June 30, 2006 consisted of (a) compensation cost for all unvested stock-based grants outstanding as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”) and (b) compensation cost for all stock-based awards granted subsequent to adoption based on the grant date fair value estimated in accordance with the provisions of FAS 123R. The amount of stock-based compensation cost recognized is based on the fair value of grants that are ultimately expected to vest and is recognized pro-rata over the requisite service period for the entire award.

FAS 123R amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows, to require the reporting of excess tax benefits related to the exercise or vesting of stock-based awards as cash provided by financing activities rather than as a reduction in income taxes paid and reported as cash provided by operations. The Company did not recognize any excess tax benefits related to the exercise or vesting of stock-based awards for the six months ended June 30, 2006 and 2005.

Valuation and Expense Information Under FAS 123R

The following table summarizes stock-based compensation costs and related income tax benefits.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Selling, general and administrative expenses	$1.3	$0.3	$2.7	$0.5
Income tax benefit	(0.5)	(0.1)	(1.0)	(0.2)
Stock-based compensation, net of income tax benefits	$0.8	$0.2	$1.7	$0.3

The adoption of FAS 123R resulted in additional stock-based compensation expense of $0.9 million and income tax benefits of $0.3 million and reduced EPS by $0.04 for the three months ended June 30, 2006.  For the six months ended June 30, 2006 additional stock-based compensation and related income tax benefits were $2.1 million and $0.8 million and reduced EPS by $0.09.

The following table summarizes total compensation costs related to the Company’s equity awards and amounts recognized in the six months ended June 30, 2006.

	Stock Options	Restricted Stock
Unrecognized compensation cost — December 31, 2005	$4.8	$1.8
Add: Grant date fair value current year grants	1.0	1.5
Less: Compensation expense recognized	1.7	1.0
Unrecognized compensation cost — June 30, 2006	$4.1	$2.3

Expected amortization period (in years)	1.7	2.4

Stock Options

In February 2006, the Company informed participants in its Long-Term Incentive Plan (the “LTIP”) of its intention to award nonqualified stock options to purchase a total of 151,332 shares of common stock (subject to forfeitures due to termination of employment and other conditions) during 2006. During the first six months of 2006, the Company granted options to purchase 80,182 shares of common stock to LTIP participants, options to purchase 11,220 shares of common stock to members of the board of directors and options to purchase 5,000 shares to other employees.  The options expire in ten years and the exercise price of the options was equal to the market price of the Company’s common stock on the date of grant. Except for options awarded to members of the board of directors, one-third of the options vest on each of the first three anniversaries of the date of grant. Options granted to members of the board of directors vest one year from the date of grant. For the six months ended June 30, 2006, the weighted average exercise price for options granted was $28.47 per share. For the six months ended June 30, 2005, the Company granted options to purchase 63,050 shares and 11,250 shares of common stock to LTIP participants and members of the board of directors, respectively. The weighted average exercise price and grant date fair value of such options was $33.21 and $13.31, respectively (see “Pro Forma Information Under FAS 123 for Periods Prior to January 1, 2006”).

The weighted-average grant date fair value for stock options granted during the six months ended June 30, 2006 was $10.47 and was estimated using the Black-Scholes option valuation model with the following assumptions:

Six Months Ended
June 30, 2006
Expected life in years	5.9
Interest rate	4.7%
Volatility	37.7%
Dividend yield	1.4%

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

The following table summarizes stock option activity under the Omnibus Plan for the six months ended June 30, 2006:

	Number of	Weighted-Average
	Stock Options	Exercise Price
Options outstanding — December 31, 2005	1,284,428	$31.90
Add: Options granted	96,402	$28.47
Less: Options exercised	5,694	$25.35
Less: Option forfeited/cancelled	900	$32.60
Options outstanding — June 30, 2006	1,374,236	$31.69

The status of outstanding and exercisable stock options as of June 30, 2006, summarized by exercise price follows:

	Options Outstanding				Options Exercisable
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Aggregate Intrinsic Value(a)	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value(a)
$24.01 - $26.04	199,901	6.2	$24.24	$1.2	199,901	$24.24	$1.2
$26.95 - $31.70	222,570	6.9	$29.26	0.4	79,738	$29.04	0.1
$32.60 - $37.59	951,765	7.1	$33.82	—	581,993	$34.52	—
	1,374,236	6.9	$31.69	$1.6	861,632	$31.63	$1.3

(a)               Represents the total pre-tax intrinsic value as of June 30, 2006 that option holders would have received had they exercised their options as of such date.  The pre-tax intrinsic value is based on the closing market price for the Company’s common stock of $30.45 on June 30, 2006.

The total pre-tax intrinsic value of stock options exercised during the six months ended June 30, 2006 was $38,000. No stock options were exercised during the six months ended June 30, 2005.

The following table summarizes the status of the Company’s unvested stock options as of June 30, 2006 and activity for the six months then ended:

	Number of	Weighted-Average
	Stock Options	Grant Date Fair Value
Outstanding — December 31, 2005	544,144	$12.98
Add: Options granted	96,402	$10.93
Less: Options vested	158,044	$13.62
Less: Options forfeited/cancelled	630	$12.60
Outstanding — June 30, 2006	481,872	$12.37

For the six months ended June 30, 2006, the aggregate grant date fair value of options vested was $1.8 million. As of June 30, 2006, certain participants met age and service requirements that allowed their options to qualify for accelerated vesting upon retirement. For the six months ended June 30, 2006, there were 30,732 stock options subject to accelerated vesting that such participants would have been eligible to exercise if they had retired as of June 30, 2006. The aggregate grant date fair value of options subject to accelerated vesting was $0.3 million. Stock options that reflect accelerated vesting for expense recognition become exercisable according to the contract terms of the stock option grant.

Restricted Stock and RSUs

In February 2006, the Company granted 48,100 Performance Shares to LTIP participants. The measurement period for the Performance Shares is January 1, 2006 through December 31, 2006. Based on Company performance compared to revenue growth and return on invested capital targets, RSUs equal to between 30% and 225% of the performance award will be issued. The RSUs carry a promise to pay out in Common Stock at a future date. In general, the RSUs issued will become 100% vested two years from the end of the performance period. During the vesting period, the holders of RSUs are entitled to dividends, but are not permitted to vote such shares and the RSUs are forfeited in the event of termination of employment (as defined). The grant date fair value for the performance shares was $27.58 per share and was equal to the market price of the Company’s common stock on the date of grant. Compensation cost is recognized pro rata over the vesting period.

During the first six months of 2006, the Company awarded 3,510 RSUs to members of the board of directors.  The RSUs vest one year from the date of grant. During the vesting period, the holders of RSUs are entitled to dividends, but are not permitted to vote such shares and the RSUs are forfeited in the event holder does not continue to serve as a member of the board of directors (as defined). The grant date fair value for the RSUs was $32.84 per share and was equal to the market price of the Company’s common stock on the date of grant. Compensation cost is recognized pro rata over the vesting period.

In December 2004, the Company awarded 40,800 and 3,450 RSUs (“Fresh Start Grants”) to LTIP participants and non-employee members of the Company’s Board of Directors, respectively. The RSUs carry a promise to pay out in Common Stock at a future date. The Fresh Start Grants awarded to LTIP participants vest over a five year period, with one-third vesting on the third anniversary of the date of grant, one-third vesting on the fourth anniversary, and the balance vesting on the fifth anniversary. The RSUs awarded to non-employee members of the Board of Directors vest on the first anniversary of the date of grant. At June 30, 2006, 55,706 RSUs were outstanding, with 18,876 shares, 23,380 shares and 13,450 shares vesting in 2007, 2008 and 2009, respectively.

 At the time of the Spin-Off, the vesting schedule of Kimberly-Clark restricted stock awards for employees of the Pulp and Paper Business were adjusted so that the awards vested on a prorated basis determined by the number of full years of employment with Kimberly-Clark during the restriction period. Unvested restricted shares of Kimberly-Clark common stock were forfeited. In December 2004, the Company awarded 25,360 replacement restricted shares to employees whose restricted shares of Kimberly-Clark common stock were forfeited. The number of restricted shares was calculated using a ratio conversion methodology approved under FASB Interpretation No. 44 based on the fair market value of the Company’s common stock on the date of grant. At June 30, 2006, 22,871 of such restricted shares were outstanding, with 3,681 shares, 2,025 shares, 16,591 shares and 574 shares vesting in 2006, 2007, 2008 and 2009, respectively.

The following table summarizes the activity of the Company’s unvested stock-based awards (other than stock options) for the six months ended June 30, 2006:

		Weighted-Average		Weighted-Average
	Restricted	Grant Date	Performance	Grant Date
	Stock	Fair Value	Shares/RSUs	Fair Value
Outstanding — December 31, 2005	22,871	$34.28	55,193	$31.68
Add: Shares granted(a)	—	$0.00	51,647	$27.94
Less: Shares vested	—	$0.00	2,934	$33.31
Less: Shares expired or cancelled	—	$0.00	100	$32.60
Outstanding — June 30, 2006(b)	22,871	$34.28	103,806	$29.77

(a)          Includes the grant of 37 RSUs to Canadian employees and directors in lieu of cash dividends.  Such dividends-in-kind vest concurrently with the underlying RSU.

(b)         The aggregate pre-tax intrinsic value of restricted stock and RSUs/Performance Shares at June 30, 2006 was $0.7 million and $3.2 million, respectively.

Pro Forma Information Under FAS No. 123 for Periods Prior to January 1, 2006

Prior to January 1, 2006, the Company applied the intrinsic value method permitted by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations to account for stock option grants as permitted by FAS 123. No employee compensation expense related to stock options has been charged to earnings because the exercise prices of all stock options granted were equal to the market value of the Company or Kimberly-Clark’s common stock on the date of grant. FAS 123R requires the recognition of compensation costs for stock-based awards subject to accelerated vesting upon retirement over a service period ending no later than the earliest date the employee becomes eligible for retirement, generally age 55 with five years of vested service. Prior to the adoption of FAS 123R, the Company recognized compensation cost over the explicit service period for restricted stock and RSU awards subject to accelerated vesting upon retirement. For such awards and other stock-based awards granted prior to, but unvested as of, January 1, 2006, compensation cost will be recognized pro-rata over the explicit service period for the award and any remaining unamortized compensation cost will be recognized upon the employees’ retirement.

The following table presents the effects on net income and earnings per share if the Company had adopted the fair value recognition provisions of FAS No. 123 for options granted in the three and six months ended June 30, 2005.

		Three Months Ended	Six Months Ended
(In millions, except per share)		June 30, 2005	June 30, 2005
Reported net income		$6.8	$9.5
Add:	Stock-based compensation expense, net of tax effects, included in net income as reported	0.2	0.3
Less:	Pro forma compensation expense, net of tax	(0.6)	(1.3)
Pro forma net income		$6.4	$8.5
Reported earnings per share:
Basic		$0.46	$0.64
Diluted		$0.46	$0.64
Pro forma earnings per share:
Basic		$0.43	$0.58
Diluted		$0.43	$0.58

The weighted-average grant date fair value for stock options granted during the six months ended June 30, 2005 was estimated using the Black-Scholes option valuation model with the following assumptions:

Six Months Ended
June 30, 2005
Expected life in years	5.9
Interest rate	3.8%
Volatility	39.4%
Dividend yield	1.2%

The expected term was estimated based upon historical data for Kimberly-Clark stock option awards and expected volatility was estimated by reference to the historical stock price performance of a peer group of companies. The grant date fair market value of stock options awarded during the six months ended June 30, 2005 was $13.31. Forfeitures were estimated at the date of grant.

Note 11.  Contingencies and Legal Matters

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

Indemnifications

Pursuant to the Distribution Agreement, the Pulp Supply Agreement, the Employee Matters Agreement and the Tax Sharing Agreement, the Company has agreed to indemnify Kimberly-Clark for certain liabilities or risks related to the Spin-Off. Many of the potential indemnification liabilities under these agreements are unknown, remote or highly contingent. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable agreement. For these reasons, the Company is unable to estimate the maximum potential amount of the possible future liability under the indemnity provisions of these agreements. However, the Company accrues for any potentially indemnifiable liability or risk under these agreements for which it believes a future payment is probable and a range of loss can be reasonably estimated. As of June 30, 2006, management believes the Company’s liability under such indemnification obligations was not material to the consolidated financial statements.

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

The collective bargaining agreement covering approximately 250 hourly employees at the Longlac, Ontario operations represented by Local 1-2693 of the USW expired on September 1, 2005. The hourly employees working in the Longlac woodlands operations commenced a strike on January 30, 2006. In February 2006, the Company suspended pulp manufacturing activities at the Terrace Bay mill as a result of a lack of wood fiber for its operations.

Most of the approximately 400 hourly and salaried workers employed at the mill were laid off for an indefinite period during the two weeks following the commencement of closure activities. Pursuant to certain of the Company’s labor agreements and Canadian laws, the Company made required payments to laid-off employees of approximately $6.4 million in the three months ended June 30, 2006.  In conjunction with the transfer of the Terrace Bay mill, the unions representing hourly workers at the mill have agreed to new labor agreements with Buchanan which will become effective upon closing the transaction.

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

Note 12.  Restructuring Costs and Asset Impairment Loss

The Company closed the smaller of the two single-line pulp mills at the Terrace Bay facility (the “No. 1 Mill”) on May 1, 2005. The No. 1 Mill was originally constructed in 1948 and had annual capacity of approximately 125,000 metric tons of bleached kraft pulp. In conjunction with the closure, approximately 150 employees accepted early retirement and severance packages.

During 2005, the Company recorded approximately $5.0 million for one-time termination benefits related to early retirement, severance and defined benefit pension plans in connection with the closure of the No.1 Mill and approximately $0.3 million for other exit costs. Approximately $1.7 million and $5.2 million of such early retirement and severance costs were recognized in the three and six months ended June 30, 2005. As of June 30, 2006, termination benefits of approximately $4.9 million had been paid to 147 employees and approximately $55 thousand was accrued but unpaid.

During the first six months of 2005, the Company recorded a pre-tax, non-cash asset impairment loss of approximately $0.8 million related to the remaining value of the long-lived assets of the No. 1 Mill. As a result of the transfer of the Terrace Bay mill to Buchanan, costs associated with the closure were reclassified to Loss from discontinued operations on the condensed consolidated statements of operations.

Note 13.  Business Segment Information

The Company reports its operations in three segments: Fine Paper, Technical Products and Pulp. The Fine Paper business is a leading producer of premium writing, text, cover and specialty papers. The Technical Products business is a leading producer of durable, saturated and coated base papers for a variety of end uses. The Pulp business consists of a pulp mill in Nova Scotia, Canada and related woodlands, which produce northern bleached softwood and hardwood kraft pulp. The results of operations of the Terrace Bay mill were previously reported in the Pulp business segment. As a result of the agreement to the transfer the Terrace Bay mill to Buchanan, the results of operations of the Terrace Bay mill have been reclassified to discontinued operations and the results of Pulp business segment have been restated for all periods presented. Each segment requires different technologies and marketing strategies. Corporate expenses that are identifiable as directly supporting the operations of the business segments are allocated to the business segments. General corporate expenses that do not directly support the operations of the business segments are shown as Unallocated corporate costs. Disclosure of segment information is on the same basis that management uses internally for evaluating segment performance and allocating resources.

The following table summarizes the net sales and income before interest and taxes (“Operating income”) for each of the Company’s business segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales
Fine Paper	$57.3	$56.8	$115.4	$114.7
Technical Products	33.8	34.4	66.8	70.3
Pulp	52.1	39.1	95.2	86.2
Intersegment sales	(0.4)	(0.2)	(1.7)	(0.2)
Consolidated	$142.8	$130.1	$275.7	$271.0

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating income
Fine Paper	$15.5	$16.0	$31.1	$33.0
Technical Products	2.9	3.1	4.9	7.8
Pulp	123.1	1.1	119.5	—
Unallocated corporate costs	(2.6)	(1.7)	(6.6)	(3.4)
Consolidated	$138.9	$18.5	$148.9	$37.4

Note 14.  Condensed Consolidating Financial Information

Neenah Paper Company of Canada, Neenah Paper Michigan, Inc. and Neenah Paper Sales, Inc. (the “Subsidiary Guarantors”) guarantee the Company’s Senior Notes. The Subsidiary Guarantors are 100% owned by the Company and all guarantees are full and unconditional. The following condensed consolidating financial information is presented in lieu of consolidated financial statements for the Subsidiary Guarantors as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2006

	Neenah Paper, Inc	Subsidiary Guarantors	Consolidating Adjustments	Consolidated Amounts
Net sales	$22.9	$148.4	$(28.5)	$142.8
Cost of products sold	17.7	127.5	(28.5)	116.7
Gross profit	5.2	20.9	—	26.1
Selling, general and administrative expenses	1.6	10.2	—	11.8
Gain on sale of woodlands (Note 3)	—	(122.6)	—	(122.6)
Equity in earnings of subsidiaries	(73.3)	—	73.3	—
Other (income) expense - net	(0.1)	(1.9)	—	(2.0)
Operating income	77.0	135.2	(73.3)	138.9
Interest expense-net	3.8	0.3	—	4.1
Income from continuing operations before income taxes	73.2	134.9	(73.3)	134.8
Provision for income taxes	(0.1)	50.7	—	50.6
Income from continuing operations	73.3	84.2	(73.3)	84.2
Loss from discontinued operations	—	(10.9)	—	(10.9)
Net income	$73.3	$73.3	$(73.3)	$73.3

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2005

	Neenah	Subsidiary	Consolidating	Consolidated
	Paper, Inc	Guarantors	Adjustments	Amounts
Net sales	$19.8	$142.2	$(31.9)	$130.1
Cost of products sold	16.8	115.1	(31.9)	100.0
Gross profit	3.0	27.1	—	30.1
Selling, general and administrative expenses	1.8	10.8	—	12.6
Equity in earnings of subsidiaries	(8.8)	—	8.8	—
Other (income) expense - net	(0.1)	(0.9)	—	(1.0)
Operating income	10.1	17.2	(8.8)	18.5
Interest expense-net	4.6	—	—	4.6
Income from continuing operations before income taxes	5.5	17.2	(8.8)	13.9
Provision for income taxes	(1.3)	6.1	—	4.8
Income from continuing operations	6.8	11.1	(8.8)	9.1
Loss from discontinued operations	—	(2.3)	—	(2.3)
Net income	$6.8	$8.8	$(8.8)	$6.8

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2006

	Neenah Paper, Inc	Subsidiary Guarantors	Consolidating Adjustments	Consolidated Amounts
Net sales	$46.2	$282.5	$(53.0)	$275.7
Cost of products sold	35.9	243.2	(53.0)	226.1
Gross profit	10.3	39.3	—	49.6
Selling, general and administrative expenses	3.2	23.7	—	26.9
Gain on sale of woodlands (Note 3)	—	(122.6)	—	(122.6)
Equity in earnings of subsidiaries	(74.6)	—	74.6	—
Other (income) expense - net	(0.1)	(3.5)	—	(3.6)
Operating income	81.8	141.7	(74.6)	148.9
Interest expense-net	7.9	0.7	—	8.6
Income from continuing operations before income taxes	73.9	141.0	(74.6)	140.3
Provision for income taxes	(0.3)	53.0	—	52.7
Income from continuing operations	74.2	88.0	(74.6)	87.6
Loss from discontinued operations	—	(13.4)	—	(13.4)
Net income	$74.2	$74.6	$(74.6)	$74.2

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2005

	Neenah Paper, Inc	Subsidiary Guarantors	Consolidating Adjustments	Consolidated Amounts
Net sales	$39.7	$295.0	$(63.7)	$271.0
Cost of products sold	33.7	240.4	(63.7)	210.4
Gross profit	6.0	54.6	—	60.6
Selling, general and administrative expenses	0.1	24.4	—	24.5
Equity in earnings of subsidiaries	(11.5)	—	11.5	—
Other (income) expense - net	(0.1)	(1.2)	—	(1.3)
Operating income	17.5	31.4	(11.5)	37.4
Interest expense-net	9.3	—	—	9.3
Income from continuing operations before income taxes	8.2	31.4	(11.5)	28.1
Provision for income taxes	(1.3)	11.4	—	10.1
Income from continuing operations	9.5	20.0	(11.5)	18.0
Loss from discontinued operations	—	(8.5)	—	(8.5)
Net income	$9.5	$11.5	$(11.5)	$9.5

CONDENSED CONSOLIDATED BALANCE SHEET

As of June 30, 2006

	Neenah Paper, Inc	Subsidiary Guarantors	Consolidating Adjustments	Consolidated Amounts

ASSETS
Current assets
Cash and cash equivalents	$169.4	$9.1	$—	$178.5
Accounts receivable	0.1	69.8	—	69.9
Inventories	0.1	55.7	—	55.8
Intercompany amounts receivable	21.6	—	(21.6)	—
Other current assets	5.6	14.9	—	20.5
Assets held for sale - discontinued operations	—	14.0	—	14.0
Total current assets	196.8	163.5	(21.6)	338.7
Property, plant and equipment, at cost	229.2	393.7	—	622.9
Less accumulated depreciation	135.6	271.9	—	407.5
Property, plant and equipment-net	93.6	121.8	—	215.4
Investments in subsidiaries	219.5	—	(219.5)	—
Prepaid and intangible pension costs	6.7	68.3	—	75.0
Other assets	(8.2)	29.5	—	21.3
TOTAL ASSETS	$508.4	$383.1	$(241.1)	$650.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$1.3	$—	$—	$1.3
Accounts payable	9.1	19.2	—	28.3
Income taxes payable	10.8	10.4	—	21.2
Intercompany amounts payable	—	21.6	(21.6)	—
Accrued expenses	10.3	30.1	—	40.4
Liabilities related to discontinued operations	—	11.6	—	11.6
Total current liabilities	31.5	92.9	(21.6)	102.8
Long-term debt	225.6	—	—	225.6
Other noncurrent liabilities	7.2	50.3	—	57.5
Noncurrent liabilities related to discontinued operations	—	20.4	—	20.4
TOTAL LIABILITIES	264.3	163.6	(21.6)	406.3
STOCKHOLDERS’ EQUITY	244.1	219.5	(219.5)	244.1
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$508.4	$383.1	$(241.1)	$650.4

CONDENSED CONSOLIDATED BALANCE SHEET

As of December 31, 2005

	Neenah Paper, Inc	Subsidiary Guarantors	Consolidating Adjustments	Consolidated Amounts

ASSETS
Current assets
Cash and cash equivalents	$12.0	$0.6	$—	$12.6
Accounts receivable	(5.9)	87.0	(2.0)	79.1
Inventories	0.1	87.0	—	87.1
Intercompany amounts receivable	32.1	—	(32.1)	—
Other current assets	8.7	16.8	—	25.5
Total current assets	47.0	191.4	(34.1)	204.3
Property, plant and equipment, at cost	222.1	394.7	—	616.8
Less accumulated depreciation	127.5	271.4	—	398.9
Property, plant and equipment-net	94.6	123.3	—	217.9
Investments in subsidiaries	288.3	—	(288.3)	—
Prepaid and intangible pension costs	9.8	61.9	—	71.7
Other assets	(10.9)	54.0	—	43.1
TOTAL ASSETS	$428.8	$430.6	$(322.4)	$537.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Debt payable within one year	$1.2	$—	$—	$1.2
Accounts payable	10.1	32.3	(2.0)	40.4
Intercompany amounts payable	—	32.1	(32.1)	—
Accrued expenses	10.1	28.7	—	38.8
Total current liabilities	21.4	93.1	(34.1)	80.4
Long-term debt	226.3	—	—	226.3
Other noncurrent liabilities	15.8	49.2	—	65.0
TOTAL LIABILITIES	263.5	142.3	(34.1)	371.7
Stockholders’ equity	165.3	288.3	(288.3)	165.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$428.8	$430.6	$(322.4)	$537.0

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2006

	Neenah Paper, Inc	Subsidiary Guarantors	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income	$74.2	$74.6	$(74.6)	$74.2
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5.7	8.0	—	13.7
Amortization of stock-based compensation	2.6	0.1	—	2.7
Deferred income tax provision	(3.3)	26.3	—	23.0
Gain on sale of woodlands (Note 3)	—	(122.6)	—	(122.6)
Loss on other asset dispositions	(0.6)	0.8	—	0.2
Decrease in working capital	17.7	31.3	—	49.0
Equity in earnings of subsidiaries	(74.6)	—	74.6	—
Pension and other post-employment benefits	3.8	(0.6)	—	3.2
Other	(0.6)	1.7	—	1.1
NET CASH PROVIDED BY OPERATING ACTIVITIES	24.9	19.6	—	44.5
INVESTING ACTIVITIES
Capital expenditures	(5.6)	(4.3)	—	(9.9)
Net proceeds from sale of woodlands	—	134.8	—	134.8
Other	0.3	(0.3)	—	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(5.3)	130.2	—	124.9
FINANCING ACTIVITIES
Repayments of long-term debt	(0.6)	—	—	(0.6)
Short-term borrowings	0.3	—	—	0.3
Repayments of short-term borrowings	(0.3)	—	—	(0.3)
Cash dividends paid	(3.0)	—	—	(3.0)
Proceeds from exercise of stock options	0.1	—	—	0.1
Other	141.3	(141.3)	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	137.8	(141.3)	—	(3.5)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	157.4	8.5	—	165.9
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12.0	0.6	—	12.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$169.4	$9.1	$—	$178.5

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2005

	Neenah Paper, Inc	Subsidiary Guarantors	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income	$9.5	$11.5	$(11.5)	$9.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5.5	8.7	—	14.2
Amortization of stock-based compensation	0.5	—	—	0.5
Asset impairment loss	—	0.8	—	0.8
Deferred income tax provision	7.1	(5.8)	—	1.3
Loss on other asset dispositions	—	0.1	—	0.1
Decrease in working capital	(2.7)	5.4	—	2.7
Equity in earnings of subsidiaries	(11.5)		11.5
Pension and other post-employment benefits	2.6	(2.6)	—	—
Other	(0.8)	0.3	—	(0.5)
NET CASH PROVIDED BY OPERATING ACTIVITIES	10.2	18.4	—	28.6
INVESTING ACTIVITIES
Capital expenditures	(7.1)	(3.5)	—	(10.6)
Other	(2.0)	1.8	—	(0.2)
NET CASH USED IN INVESTING ACTIVITIES	(9.1)	(1.7)	—	(10.8)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	3.5	—	—	3.5
Repayments of long-term debt	(0.6)	—	—	(0.6)
Short-term borrowings	2.3	—	—	2.3
Repayments of short-term borrowings	(1.4)	—	—	(1.4)
Cash dividends paid	(3.0)	—	—	(3.0)
Other	12.1	(12.1)	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	12.9	(12.1)	—	0.8
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(0.2)	—	(0.2)
NET INCREASE IN CASH AND CASH EQUIVALENTS	14.0	4.4	—	18.4
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13.9	5.2	—	19.1
CASH AND CASH EQUIVALENTS, END OF PERIOD	$27.9	$9.6	$—	$37.5

Note 15.  Subsequent Event

On August 9, 2006, the Company signed a definitive agreement to purchase the outstanding stock of FiberMark Services GmbH & Co. (“FiberMark Germany”), a German subsidiary of FiberMark Inc., for $218 million. FiberMark Germany owns FiberMark Gessner GmbH and FiberMark Lahnstein GmbH. The operations of FiberMark Germany and subsidiaries consist of three manufacturing sites, producing a diverse range of products, including auto filter media, tape and abrasive backings and other specialized printing and coating substrates. In 2005, FiberMark Germany had net sales and operating income of $221 million and $29 million, respectively. The Company expects to finance the all cash purchase price through a combination of available cash, including $140 million of proceeds from the sale of timberlands in June, and debt from its existing bank credit facility or other sources. The transaction is subject to customary closing conditions, including competition clearance in certain jurisdictions, and is expected to close in the fourth quarter of 2006.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the three and six months ended June 30, 2006 and 2005. Also discussed is our financial position as of June 30, 2006. You should read this discussion in conjunction with our consolidated and combined financial statements and the notes to those consolidated and combined financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.  Amounts presented in the following tables are in millions, except as noted.

Executive Summary

Results of Discontinued Operations

Manufacturing operations at the Terrace Bay mill have been suspended since February 2006 due to a lack of wood fiber for its operations. The mill’s fiber supply was exhausted as a result of a strike by the approximately 250 workers employed by the Longlac woodlands operations that supplies wood fiber to the mill. Most of the approximately 400 hourly and salaried workers employed at the mill were laid off for an indefinite period during the two weeks following the suspension of manufacturing activities. In 2005, the Terrace Bay mill produced approximately 375,000 metric tons of pulp.

Following the suspension of manufacturing operations, we fulfilled our contractual obligation to supply pulp to Kimberly-Clark by shipping from the mill’s inventory of finished goods. The mill’s inventory of finished goods was exhausted in July. As a result, we notified Kimberly-Clark that due to a Force Majeure Event (as defined) we are unable to fulfill our obligations under the pulp supply agreement. During the continuance of a Force Majeure Event we are generally excused, without penalty, from our obligation to supply and Kimberly-Clark is generally excused, also without penalty, from its obligation to purchase pulp under the pulp supply agreement.

On May 9, 2006, we announced a tentative agreement to transfer the Terrace Bay mill to Buchanan Forest Products Ltd. (“Buchanan”). In August 2006, we signed a definitive agreement to transfer the mill (excluding certain working capital amounts and post-employment obligations) to Buchanan. The Terrace Bay mill is composed of a single-line pulp facility, which primarily produces softwood pulp, and a woodlands operation. The Terrace Bay mill holds non-exclusive rights under a sustainable forest license to harvest wood off approximately 4.6 million acres of land owned by the Province of Ontario. Pursuant to the terms of the agreement, Buchanan will assume responsibility for substantially all liabilities related to the future operation of the mill in exchange for a payment of approximately $18 million.

For the three months ended June 30, 2006, net sales at the Terrace Bay mill decreased by $47.7 million compared to the prior year due to the suspension of manufacturing operations in February 2006.  For the three months ended June 30, 2006, the Terrace Bay mill’s operating loss of $11.6 million increased $7.9 million from the prior year period primarily due to required benefit payments of approximately $6.4 million to laid-off workers.  In addition, we recognized an estimated pre-tax loss of $6.0 million to record the assets to be transferred to Buchanan at estimated realizable value less the estimated direct costs of the transfer.

At closing, we will retain certain working capital amounts, primarily consisting of trade accounts receivable, finished goods inventory and trade accounts payable.  In addition, we will retain long-term disability obligations for current and former mill employees and post-employment medical and life insurance liabilities for current retirees.

In conjunction with the transfer of mill employees to Buchanan and as a closing condition of the agreement, we will initiate plans to curtail and settle our Ontario, Canada defined benefit pension plan. We expect to record a loss of approximately $22 million in the third quarter of 2006 related to the settlement of pension obligations for current retirees. We will make a payment to the pension trust of approximately $11 million for the purchase of annuity contracts to settle the liability.  In addition, we expect to record a loss of approximately $50 million and make a payment of approximately $7 million related to the settlement of pension obligations for active employees. The timing and amount of the payment and recognition of the loss to settle the liability for active employees is dependent upon, among other things, an actuarial determination of the value of the obligations being settled, the cost of annuity contracts, regulatory approval to settle the plan and employee elections.

Availability under our revolving credit facility fluctuates over time depending on the value of our inventory, receivables and various capital assets. The suspension of manufacturing operations at the Terrace Bay mill resulted in a decrease in the value of the assets securing our credit facility and a reduction in availability under the revolving credit facility. At June 30, 2006, availability under our revolving credit facility (before reductions for outstanding letters of credit) was $135.1 million, a decrease of $14.9 million from the availability at December 31, 2005.

Sale of Woodlands

On June 29, 2006, we completed the sale of approximately 500,000 acres of woodlands in Nova Scotia to Atlantic Star Forestry LTD and Nova Star Forestry LTD (the “Purchaser”) for $139.1 million. We received the total proceeds from the sale in cash at closing. We also entered into a fiber supply agreement (the “FSA”) with the Purchaser to secure a source of fiber for our Pictou pulp mill. Following the sale, we have approximately 500,000 acres of owned and 200,000 acres of licensed or managed woodlands in Nova Scotia.

Pursuant to the terms of the FSA, the Purchaser is required to make available to us sufficient woodlands acreage to yield 200,000 metric tons of softwood timber annually. We are required to bear all costs associated with harvesting the timber, and title to the timber transfers to us when the timber is cut.  Timber purchases under the FSA are at market-based prices subject to semi-annual adjustment. The FSA expires on December 31, 2010 and can be extended for an additional five years at our discretion.  The FSA can be extended for a subsequent five years upon the mutual agreement of us and the Purchaser.  The FSA does not give us the option or right to reacquire the woodlands that were sold.

We have determined that the sale qualifies for gain recognition under the “full accrual method” described in Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate (“FAS 66”).  We have also concluded that a portion of the proceeds should be allocated to the non-market elements of the FSA based on their fair value and amortized over the initial term of the FSA.  As a result, we recognized a pre-tax gain on the sale of approximately $122.6 million in the three months ended June 30, 2006 and deferred approximately $9.0 million, which represents the estimated fair value of the non-market elements of the FSA.

However, the FSA may be interpreted under FAS 66 as a form of continuing involvement with real estate which would prohibit immediate recognition of a gain on sale under the “full accrual method” and would require us to account for the transaction as a financing rather than a sale. If accounted for as a financing, the carrying amount of the woodlands would remain on the balance sheet and continue to be depleted.  The proceeds from the transaction would be reflected as a non-current financing obligation. When we determine that our continuing involvement in the real estate no longer exists, the carrying amount of the woodlands and the financing obligation would be removed from the balance sheet and a gain on sale would be recognized.  For the three months ended June 30, 2006, recognition of the transaction as a financing rather than a sale would have reduced income from continuing operations before income taxes, income from continuing operations and diluted EPS from continuing operations by $122.6 million, $75.7 million and $5.11 per diluted share, respectively. The timing of gain recognition will have no impact on the cash flows related to the transaction.

To resolve this issue, we have requested guidance on this accounting matter from the Office of the Chief Accountant of the Securities and Exchange Commission (the “SEC Staff”).  However, the evaluation of this matter by the SEC Staff is not complete.

Until this accounting matter is resolved, our independent registered public accountants can not complete their review of our interim financial statements included in this filing as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Once the requested guidance from the SEC Staff has been obtained and our independent registered public accountants have completed their review, we will amend this Form 10-Q to reflect any changes needed as a result of such guidance.

Since the review required by Rule 10-01(d) has not been completed, this Form 10-Q is considered deficient by the Securities and Exchange Commission.  This means that we are not current in our filings under the Exchange Act.  We believe that the delay in obtaining the required review of the financial statements contained herein is not likely to have a material effect on our senior credit facility or the indentures governing our debt obligations.  In light of the absence of the required review under Rule 10-01(d) for the quarter covered by this Form 10-Q, the Section 906 certifications required by 18 U.S.C. Section 1350 and included as Exhibit 32 to this Form 10-Q have been qualified by reference to the absence of that review.

Recent Developments

On August 9, 2006, we signed a definitive agreement to purchase the outstanding stock of FiberMark Services GmbH & Co. (“FiberMark Germany”), a German subsidiary of FiberMark Inc., for $218 million. FiberMark Germany owns FiberMark Gessner GmbH and FiberMark Lahnstein GmbH. The operations of FiberMark Germany and subsidiaries consist of three manufacturing sites, producing a diverse range of products, including auto filter media, tape and abrasive backings and other specialized printing and coating substrates. In 2005, FiberMark Germany had net sales and operating income of $221 million and $29 million, respectively. We expect to finance the all cash purchase price through a combination of available cash, including $140 million of proceeds from the sale of timberlands in June, and debt from our existing bank credit facility or other sources. The transaction is subject to customary closing conditions, including competition clearance in certain jurisdictions, and is expected to close in the fourth quarter of 2006.

We do not anticipate any restructuring or integration charges related to the acquisition. The transaction is expected to deliver attractive returns on invested capital and be immediately accretive to earnings.

Results of Continuing Operations

Consolidated operating results for the three months ended June 30, 2006 benefited from the gain on the sale of woodlands (see “Sale of Woodlands” above). Excluding this gain, operating income for the three months ended June 30, 2006 was $2.2 million unfavorable to the prior year primarily due to higher manufacturing costs and unfavorable currency translation effects related to the strengthening of the Canadian dollar compared to the U.S. dollar. The increase in manufacturing costs was primarily due to higher raw material, energy and employee benefit costs. These unfavorable factors were only partially offset by higher average selling prices in the Fine Paper and Technical Products businesses due to the realization of price increases implemented in January 2006 and, to a lesser extent, in the second half of 2005 and record production volume at our Pictou mill.

Consolidated operating income for the six months ended June 30, 2006 increased $111.5 compared to 2005 due to the gain on the sale of woodlands.  Excluding the gain on sale, consolidated operating income was $11.1 million unfavorable to the prior year primarily due to higher manufacturing costs, unfavorable currency translation effects related to the strengthening of the Canadian dollar compared to the U.S. dollar, and increased corporate expenses for stock-based compensation and depreciation related to our enterprise resource planning (“ERP”) software.  These unfavorable effects were partially offset by record production volume in the second quarter of 2006 at our Pictou mill and higher average net prices in the Fine Paper and Technical Products businesses.

On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“FAS 123R”) using the modified-prospective transition method. Stock-based compensation cost recognized under FAS 123R in the three and six months ended June 30, 2006 was $1.3 million and $2.7 million, respectively, and consisted of (a) compensation cost for all unvested stock-based grants outstanding as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of FAS123, Accounting for Stock-Based Compensation (“FAS 123”) and (b) compensation cost for all stock-based awards granted subsequent to adoption based on the grant date fair value estimated in accordance with the provisions of FAS 123R. The adoption of FAS 123R resulted in additional stock-based compensation expense of $0.9 million and income tax benefits of $0.3 million and reduced diluted earnings per share by $0.04 for the three months ended June 30, 2006.  For the six months ended June 30, 2006 additional stock-based compensation and related income tax benefits were $2.1 million and $0.8 million and reduced EPS by $0.09.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, income before interest and income taxes (which we refer to as “operating income”) and other information relevant to an understanding of our results of operations for the three and six months ended June 30, 2006 and 2005.

Analysis of Net Sales—Three and Six Months Ended June 30, 2006 and 2005

The following table presents net sales by segment, expressed as a percentage of total net sales before intersegment eliminations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Fine Paper	40%	44%	42%	42%
Technical Products	24%	26%	24%	26%
Pulp	36%	30%	34%	32%
Total	100.0%	100.0%	100.0%	100.0%

The following table presents our net sales by segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales
Fine Paper	$57.3	$56.8	$115.4	$114.7
Technical Products	33.8	34.4	66.8	70.3
Pulp	52.1	39.1	95.2	86.2
Intersegment sales	(0.4)	(0.2)	(1.7)	(0.2)
Consolidated	$142.8	$130.1	$275.7	$271.0

Commentary:

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

	Change in Net Sales Compared to Prior Period
		Change Due To
	Total Change	Volume	Average Net Price
Fine Paper	$0.5	$(0.3)	$0.8
Technical Products	(0.6)	(0.8)	0.2
Pulp (a)	13.0	12.3	0.7
Intersegment sales	(0.2)	(0.2)	—
Consolidated	$12.7	$11.0	$1.7

(a)          Sales of pulp by our Canadian manufacturing facilities are invoiced in U.S. dollars in accordance with industry practice; therefore, no currency effects are presented in our analysis of the change in net sales for our pulp operations.

Consolidated net sales increased 10% in the three months ended June 30, 2006 compared to the prior year period primarily due to record pulp production at our Pictou mill.

•             Net sales in our fine paper business increased $0.5 million, or 1%, primarily due to a 1.3% increase in average net selling prices. Higher average net selling prices were due to the realization of price increases on branded products implemented in the first quarter of 2006, partially offset by unfavorable product mix.  Unit volumes decreased by approximately 0.5% primarily due to lower sales of branded products.

•             Net sales in our technical products business decreased $0.6 million, or 2%, primarily due to a 2% decrease in unit volumes.  Lower shipments of heat transfer and other specialty grades were only partially offset by increased tape, abrasive and label volume.  The increase in average net selling prices was due to the implementation of a surcharge to recover higher raw material costs and a general price increase implemented in January 2006.  The benefit of higher selling prices was partially offset by unfavorable product mix due to selling a higher proportion of relatively lower priced products.

•             Net sales in our pulp business increased $13.0 million, or 33%, primarily due to a 40% increase in shipments. The increase in shipments reflected record pulp production volume at our Pictou mill and the timing of customer orders in the second quarter of 2005. Average net selling prices were favorable as higher average market prices for softwood pulp and favorable product mix were only partially offset by losses on pulp future contracts.  Favorable product mix was primarily due to increased sales of logs to sawmills and veneer manufacturers.

Commentary:

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

	Change in Net Sales Compared to Prior Period
		Change Due To
	Total Change	Volume	Average Net Price
Fine Paper	$0.7	$(2.0)	$2.7
Technical Products	(3.5)	(4.7)	1.2
Pulp (a)	9.0	10.2	(1.2)
Intersegment sales	(1.5)	(1.5)	—
Consolidated	$4.7	$2.0	$2.7

(a)          Sales of pulp by our Canadian manufacturing facilities are invoiced in U.S. dollars in accordance with industry practice; therefore, no currency effects are presented in our analysis of the change in net sales for our pulp operations.

Consolidated net sales for the six months ended June 30, 2006 were 2% higher than the prior year period primarily due to increased pulp shipments. The increase in pulp volume was partially offset by lower Technical Products sales.

•             Net sales in our fine paper business increased $0.7 million, or 1%, primarily due to higher average net prices. Higher average net selling prices were due to the realization of price increases on branded products implemented in the first quarter of 2006, partially offset by unfavorable product mix. Unit volumes were unfavorable to the prior year primarily due to lower sales of branded products.

•             Net sales in our technical products business decreased $3.5 million, or 5%, primarily due to lower sales volume. The decrease in unit volumes was primarily due to lower shipments of heat transfer, premask and other specialty grades.  The increase in average net selling prices was primarily due to the implementation of a surcharge to recover higher raw material costs and a general price increase in January 2006, partially offset by unfavorable product mix.

•             Net sales in our pulp business increased $9.0 million, or 10%, primarily due to an increase in shipments.  The increase in shipments was primarily due to record pulp production at our Pictou mill in the second quarter of 2006, the timing of customer orders in the second quarter of 2005 and an increase in inventories during the first quarter of 2005 to comply with contractually required safety stock levels as we become a supplier of market pulp. Average net selling prices decreased as higher average market prices for softwood pulp were more than offset by losses on pulp price hedges.

The following table sets forth line items from our condensed consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	81.7	76.9	82.0	77.6
Gross profit	18.3	23.1	18.0	22.4
Selling, general and administrative expenses	8.3	9.7	9.8	9.0
Gain on sale of woodlands (Note 3)	(85.9)	—	(44.5)	—
Other (income) expense - net	(1.4)	(0.8)	(1.3)	(0.4)
Operating income	97.3	14.2	54.0	13.8
Interest expense-net	2.9	3.5	3.1	3.4
Income from continuing operations before income taxes	94.4	10.7	50.9	10.4
Provision for income taxes	35.4	3.7	19.1	3.8
Income from continuing operations	59.0%	7.0%	31.8%	6.6%

Analysis of Operating Income —Three and Six Months Ended June 30, 2006 and 2005

The following table sets forth our operating income by segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating income
Fine Paper	$15.5	$16.0	$31.1	$33.0
Technical Products	2.9	3.1	4.9	7.8
Pulp	123.1	1.1	119.5	—
Unallocated corporate costs	(2.6)	(1.7)	(6.6)	(3.4)
Consolidated	$138.9	$18.5	$148.9	$37.4

Commentary:

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

	Change in Operating Income (Loss) Compared to Prior Period
		Change Due To
	Total Change	Volume	Net Price (a)	Material Costs (b)	Currency	Other (c)
Fine Paper	$(0.5)	$(0.1)	$0.8	$(1.0)	$—	$(0.2)
Technical Products	(0.2)	(0.1)	0.8	(0.5)	—	(0.4)
Pulp (d)	122.0	3.2	(1.2)	(0.7)	(1.2)	121.9
Unallocated corporate costs	(0.9)	—	—	—	—	(0.9)
Consolidated	$120.4	$3.0	$0.4	$(2.2)	$(1.2)	$120.4

(a)          Includes price changes, net of pulp discounts and changes in product mix.

(b)         Includes price changes for raw materials and energy.

(c)          Includes gain on woodlands sale, annual maintenance-related downtime spending, other materials, manufacturing labor, distribution and selling, general and administrative expenses. See Note 3 of Notes to Consolidated Financial Statements.

(d)         Operating income for our pulp business in 2006 includes a gain of $122.6 million related to the sale of woodlands in Nova Scotia, Canada. See Note 3 of Notes to Consolidated Financial Statements.

Consolidated operating income for the three months ended June 30, 2006 increased $120.4 compared to 2005 due to the gain on the sale of woodlands.  Excluding the gain on sale, consolidated operating income was $2.2 million unfavorable to the prior year primarily due to higher manufacturing costs and unfavorable currency translation effects related to the strengthening of the Canadian dollar compared to the U.S. dollar. The increase in manufacturing costs was primarily due to higher raw material, energy and employee benefit costs. These unfavorable effects were partially offset by increased volume in our pulp business and higher average net prices in our paper businesses.

•             Operating income for our fine paper business decreased $0.5 million, or 3%, primarily due to higher energy, chemical and labor costs. The increase in manufacturing costs was partially offset by higher average net selling prices due to the realization of price increases on branded products implemented in the first quarter of 2006.

•             Operating income for our technical products business decreased $0.2 million, or 6%, primarily due to higher oil-based raw material (primarily latex) and labor costs. The increase in manufacturing costs was partially offset by higher average net selling prices due to the realization of a general price increase in January 2006 and the implementation of a surcharge to recover the increased latex costs.

•             Operating income for our pulp business increased $122.0 million from the prior year due to the gain on the sale of the woodlands ($122.6 million). Excluding the gain on sale of the woodlands, operating income for the pulp business decreased $0.6 million due to unfavorable currency translation effects related to the strengthening of the Canadian dollar compared to the U.S. dollar and lower average net selling prices. Average net selling prices decreased as higher market prices for softwood pulp were more than offset by losses on pulp hedges. These effects were only partially offset by record pulp production at our Pictou mill and improved manufacturing efficiencies.

Commentary:

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

	Change in Operating Income (Loss) Compared to Prior Period
		Change Due To
	Total Change	Volume	Net Price (a)	Material Costs (b)	Currency	Other (c)
Fine Paper	$(1.9)	$(0.7)	$2.6	$(2.4)	$—	$(1.4)
Technical Products	(2.9)	(0.9)	1.6	(1.3)	—	(2.3)
Pulp (d)	119.5	2.8	0.2	(1.0)	(2.4)	119.9
Unallocated corporate costs	(3.2)	—	—	—	—	(3.2)
Consolidated	$111.5	$1.2	$4.4	$(4.7)	$(2.4)	$113.0

(a)          Includes price changes, net of pulp discounts and changes in product mix.

(b)         Includes price changes for raw materials and energy.

(c)          Includes gain on woodlands sale, annual maintenance-related downtime spending, other materials, manufacturing labor, distribution and selling, general and administrative expenses. See Note 3 of Notes to Consolidated Financial Statements.

(d)         Operating income for our pulp business in 2006 includes a gain of $122.6 million related to the sale of woodlands in Nova Scotia, Canada. See Note 3 of Notes to Consolidated Financial Statements.

Consolidated operating income for the six months ended June 30, 2006 increased $111.5 compared to 2005 due to the gain on the sale of woodlands.  Excluding the gain on sale, consolidated operating income was $11.1 million unfavorable to the prior year primarily due to higher manufacturing costs, unfavorable currency translation effects related to the strengthening of the Canadian dollar compared to the U.S. dollar, and increased corporate expenses for stock-based compensation and depreciation related to our ERP software.  These unfavorable effects were partially offset by increased volume in our pulp business and higher average net prices in our paper businesses.

•             Operating income for our fine paper business decreased $1.9 million, or 6%, primarily due to higher raw material costs, lower branded product volume and higher corporate expenses. The increase in raw material costs and lower volume was partially offset by higher average net selling prices due to the realization of price increases on branded products implemented in the first quarter of 2006.

•             Operating income for our technical products business decreased $2.9 million, or 37%, primarily due to higher oil-based raw material (primarily latex) and energy costs, increased corporate expenses and lower volume. The increase in raw material costs was partially offset by higher average net selling prices due to the realization of a general price increase in January 2006 and the implementation of a surcharge to recover the increased latex costs.

•             Operating income for our pulp business increased $119.5 million from the prior year due to the gain on the sale of the woodlands ($122.6 million). Excluding the gain on sale of the woodlands, operating income for the pulp business decreased $3.1 million due to unfavorable currency translation effects related to the strengthening of the Canadian dollar compared to the U.S. dollar; unscheduled recovery boiler related maintenance downtime, higher raw material and energy costs and increased corporate expenses. These effects were only partially offset by record pulp production at our Pictou mill in the second quarter and improved manufacturing efficiencies.

•             Unallocated corporate expenses increased by $3.2 million primarily due to amortization of stock-based compensation and depreciation related to our ERP software. Amortization of stock based compensation increased approximately $2.2 million due to the adoption on January 1, 2006 of FAS 123R.

Additional Statement of Operations Commentary:

•             For the three months ended June 30, 2006 and 2005 we incurred $4.1 million and $4.6 million, respectively, of net interest expense (including $0.5 million of amortization of debt issuance costs in both periods) primarily on our $225 million of senior notes.  Net interest expense for the six months ended June 30, 2006 and 2005 was $8.6 million and $9.3 million, respectively.

•             The effective tax rate was 37.5% for the three and six months ended June 30, 2006 and 35.3% and 36.3% for the three and six months ended June 30, 2005.  The increase in the effective tax rate was primarily due to non-taxable items representing a smaller proportion of pretax income in 2006.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2006	2005
Net cash flow provided by (used in):
Operating activities	$44.5	$28.6
Investing activities	124.9	(10.8)
Financing activities	(3.5)	0.8
Capital expenditures	9.9	10.6

Operating Cash Flow Commentary:

•             Cash provided by operations of $44.5 million for the six months ended June 30, 2006 increased $15.9 million from the comparable period of the prior year. This increase was primarily due to a decrease in operating working capital, partially offset by lower net income (excluding the gain on the sale of the woodlands and the non-cash effects of deferred income taxes and depreciation). The decrease in operating working capital was primarily due to the depletion of finished goods inventory and the collection of accounts receivable at the Terrace Bay mill.

Investing Commentary:

•             Cash provided by investing activities for the six months ended June 30, 2006 of $124.9 million, increased $135.7 million from the prior year period.  The increase was primarily due to net proceeds from the sale of woodlands of $134.8 million.  Capital spending for the first six months of 2006 of $9.9 million was $0.7 million lower than the comparable prior year period.  The decrease was primarily due to spending for the acquisition and installation of ERP software and leasehold improvements at our new research and development center in the prior year.

•             We have aggregate planned capital expenditures for 2006 of approximately $25 million. The timing and amount of actual capital expenditures in 2006 will depend on the outcome of negotiations with regulatory authorities, the results of engineering studies and the remediation methods ultimately selected.  These capital expenditures are not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

Financing Commentary:

•             Our liquidity requirements are being provided by cash generated from operations, proceeds from asset sales and short- and long-term borrowings. Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. At June 30, 2006, we had $67 thousand outstanding under our revolving credit facility, outstanding letters of credit of $2.8 million and $132.3 million of borrowing availability under our revolving credit facility.

•             We financed the acquisition of our ERP software ($3.6 million) through vendor financing payable over three years.  In the six months ended June 30, 2006, payments under the agreements for our ERP software were $0.6 million.

•             We paid cash dividends of $0.20 per share or $3.0 million in the first six months of 2006.

Transfer of the Terrace Bay mill:

•             Pursuant to the terms of the agreement to transfer our Terrace Bay mill, we will make a payment to Buchanan of approximately $18 million at closing.

•             In conjunction with the transfer of mill employees to Buchanan and as a closing condition of the agreement, we will initiate plans to curtail and settle our Ontario, Canada defined benefit pension plan. We expect to record a loss of approximately $22 million in the third quarter of 2006 related to the settlement of pension obligations for current retirees. We will make a payment to the pension trust of approximately $11 million for the purchase of annuity contracts to settle the liability for current retiree in the third quarter of 2006.  In addition, we expect to record a loss of approximately $50 million and make a payment of approximately $7 million related to the settlement of pension obligations for active employees. The timing and amount of the payment and recognition of the loss to settle the liability for active employees is dependent upon, among other things, an actuarial determination of the value of the obligations being settled, the cost of annuity contracts, regulatory approval to settle the plan and employee elections.

Acquisition of FiberMark Services:

•             On August 9, 2006, we signed a definitive agreement to purchase FiberMark Germany for $218 million in an all cash transaction (See Executive Summary — Recent Developments). We expect to finance the all cash purchase price through a combination of available cash, including $140 million of proceeds from the sale of timberlands in June, and debt from our existing bank credit facility or other sources. The transaction is subject to customary closing conditions, including competition clearance in certain jurisdictions, and is expected to close in the fourth quarter of 2006.

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

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Exchange Act, the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), or in releases made by the Securities and Exchange Commission (the “SEC”), all as may be amended from time to time. Statements contained in this quarterly report that are not historical facts may be forward-looking statements within the meaning of the PSLRA. Any such forward-looking statements reflect our beliefs and assumptions and are based on information currently available to us. Forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements we make are not guarantees or indicative of future performance. For additional information regarding factors that may cause our results of operations to differ materially from those presented herein, please see “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and as are detailed from time to time in other reports we file with the SEC.

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

As of June 30, 2006, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2006.

Internal Controls over Financial Reporting

During the three months ended March 31, 2006, we implemented a new ERP system in our corporate and U.S. operating locations resulting in a material change in our processes over financial reporting at those locations. We assessed the design effectiveness of the internal controls over the key processes affected by the system change. As a result of this assessment, management believes that we maintained adequate internal control over financial reporting.

There has been no change in our internal control over financial reporting during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Except as described above, there have been no other changes in our internal control over financial reporting since December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in certain legal actions and claims arising in the ordinary course of business. While the outcome of these legal actions and claims cannot be predicted with certainty, it is our opinion that the outcome of any claim which is pending or threatened, either individually or on a combined basis, will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

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

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on May 4, 2006, the following business was transacted:

Election of Class I Directors -

All the Class I nominees for election to the Board of Directors were elected:

	Number of	Number of Shares
	Shares For	Authority Withheld
Mary Ann Leeper	12,734,670	547,029
Stephen M. Wood	12,829,579	452,120

Ratification of Appointment of Independent Registered Public Accounting firm

The appointment of Deloitte & Touche LLP was ratified:

	Number of	Number of	Number of
	Shares For	Shares Against	Shares Abstain
Appointment of Deloitte and Touche LLP	13,155,433	109,058	17,208

Ratification of Amendment to 2004 Omnibus Stock and Incentive Compensation Plan

The performance measures under the 2004 Omnibus Stock and Incentive Compensation Plan were approved:

	Number of	Number of	Number of
	Shares For	Shares Against	Shares Abstain
Amended 2004 Omnibus Stock and Incentive Compensation Plan	12,464,703	675,399	141,597

Item 6.  Exhibits

Exhibit
Number	Exhibit
10.1

Second Amendment and Waiver, dated as of May 9, 2006 to the Credit Agreement dated as of November 30, 2004, by and among Neenah Paper, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed herewith).

10.2	Timberland Purchase and Sale Agreement, dated as of May 5, 2006, by and between Neenah Paper Company of Canada and Wagner Forest Management, LTD. (filed herewith).

10.3

Stumpage Agreement dated as of June 29, 2006, by and among Neenah Paper Company of Canada, Atlantic Star Forestry LTD. and Nova Star Forestry LTD. (filed herewith). (Portions of this exhibit have been omitted pursuant to a confidential treatment request that we have filed with the Securities and Exchange Commission).

10.4	First Amendment to Purchase and Sale Agreement, dated as of June 29, 2006, by and between Neenah Paper Company of Canada and Wagner Forest Management, LTD. (filed herewith).

10.5

Assignment and Assumption of Timberland Purchase and Sale Agreement, dated as of June 29, 2006, by and among Neenah Paper Company of Canada, Wagner Forest Management, LTD. and Nova Star Forestry LTD. (filed herewith).

10.6

Assignment and Assumption of Timberland Purchase and Sale Agreement, dated as of June 29, 2006, by and among Neenah Paper Company of Canada, Wagner Forest Management, LTD. and Atlantic Star Forestry LTD. (filed herewith).

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

NEENAH PAPER, INC

	By:	/s/ Sean T. Erwin
Sean T. Erwin
Chairman of the Board, President and Chief
Executive Officer (Principle Executive Oficer)

/s/ Bonnie C. Lind
Bonnie C. Lind
Senior Vice President, Chief Financial Officer
and Treasurer (Principal Financial Officer)

August 9, 2006