Form 10-Q/A
period 2006-06-30
Neenah Paper Inc
filed 2006-09-08
CIK 1296435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

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

Yes ☐   No ☒

As of July 31, 2006, there were 14,774,831 shares of the Company’s common stock outstanding.

TABLE OF CONTENTS

Part I—Financial Information

Item 1.	Financial Statememts
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

Part II—Other Information

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 4.	Submissions of Matters to a Vote of Security Holders
Item 6.	Exhibits

Signatures

EXPLANATORY NOTE

This 10-Q/A is being filed for the purpose of amending Items 1 and 2 of Part I of Form 10-Q to reflect the guidance the Company received from the Office of the Chief Accountant of the Securities and Exchange Commission (the “SEC Staff”) with respect to the accounting for the Company’s sale of woodlands in the three months ended June 30, 2006 (“See Note 3. Sale of Woodlands”).  The guidance provided by the SEC Staff resulted in no changes to the Company’s previously filed financial statements included in its Quarterly Report on Form 10-Q for the period ended June 30, 2006.  As a result, the aforementioned Items have been revised to remove the discussion of the unresolved accounting question and the possible consequences thereof to the Company.  Specifically, we have removed the discussion of the unresolved accounting question from Note 3 to the Financial Statements (“Note 3”) and from "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Summary - Sale of Woodlands” and revised such items to reflect the guidance from the SEC Staff.  Except for such revisions, the disclosure appearing in the Form 10-Q originally filed on August 9, 2006 is unchanged by this Form 10-Q/A.

All information in this Form 10-Q/A is as of June 30, 2006 and does not reflect any subsequent information or events. Except as described above, all other Items of the original filing made on August 9, 2006 are unaffected by the changes described above and have not been repeated in this Amendment.

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

The Company has determined that the sale qualifies for gain recognition under Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate (“FAS 66”).  The Company has also concluded that its commitment to accept acreage offered by the Purchaser to satisfy the timber requirements for the first 18 months of the FSA represents a “constructive obligation”.  As a result, the Company recognized a net pre-tax gain on the sale of approximately $122.6 million in the three months ended June 30, 2006 and deferred approximately $9.0 million, which represents its estimated maximum exposure to loss of profit due to its constructive obligation under the FSA.  The deferral related to the constructive obligation will be amortized over the 18-month term of such obligation.

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

The following table summarizes the activity of the Company’s unvested stock-based awards (other than stock options) for the six months ended June 30, 2006:

		Weighted- Average		Weighted- Average
	Restricted	Grant Date	Performance	Grant Date
	Stock	Fair Value	Shares/RSUs	Fair Value
Outstanding — December 31, 2005	22,871	$34.28	55,193	$31.68
Add: Shares granted(a)	—	$0.00	51,647	$27.94
Less: Shares vested	—	$0.00	2,934	$33.31
Less: Shares expired or cancelled	—	$0.00	100	$32.60
Outstanding — June 30, 2006(b)	22,871	$34.28	103,806	$29.77

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

We have determined that the sale qualifies for gain recognition under Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate (“FAS 66”).  We have also concluded that our commitment to accept acreage offered by the Purchaser to satisfy the timber requirements for the first 18 months of the FSA represents a “constructive obligation”.  As a result, we recognized a pre-tax gain on the sale of approximately $122.6 million in the three months ended June 30, 2006 and deferred approximately $9.0 million, which represents our estimated maximum exposure to loss of profit due to our constructive obligation under the FSA.  The deferral related to the constructive obligation will be amortized over the 18-month term of such obligation.

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

PART II—OTHER INFORMATION

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

September 8, 2006