Form 10-Q
period 2006-09-30
Neenah Paper Inc
filed 2006-11-09
CIK 1296435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes ☐    No ☒

As of October 31, 2006, there were 14,784,158 shares of the Company’s common stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$141.4	$127.7	$417.1	$398.7
Cost of products sold	121.4	103.4	347.5	313.8
Gross profit	20.0	24.3	69.6	84.9
Selling, general and administrative expenses	13.1	12.4	40.0	36.9
Gain on sale of woodlands (Note 3)	(1.5)	—	(124.1)	—
Other income - net	(2.1)	(3.5)	(5.7)	(4.8)
Operating income	10.5	15.4	159.4	52.8
Interest expense-net	2.8	4.5	11.4	13.8
Income from continuing operations before income taxes	7.7	10.9	148.0	39.0
Provision for income taxes	3.1	3.9	55.8	14.0
Income from continuing operations	4.6	7.0	92.2	25.0
Loss from discontinued operations (Note 4)	(19.0)	(8.5)	(32.4)	(17.0)
Net income (loss)	$(14.4)	$(1.5)	$59.8	$8.0

Earnings (Loss) Per Common Share
Basic
Continuing operations	$0.31	$0.48	$6.25	$1.70
Discontinued operations	(1.29)	(0.58)	(2.20)	(1.16)
	$(0.98)	$(0.10)	$4.05	$0.54
Diluted
Continuing operations	$0.31	$0.47	$6.22	$1.69
Discontinued operations	(1.28)	(0.57)	(2.19)	(1.15)
	$(0.97)	$(0.10)	$4.03	$0.54

Weighted Average Common Shares Outstanding (in thousands)
Basic	14,756	14,739	14,749	14,739
Diluted	14,846	14,789	14,823	14,789

Cash Dividends Declared Per Share of Common Stock	$0.10	$0.10	$0.30	$0.30

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$160.4	$12.6
Accounts receivable (less allowances of $4.2 and $3.6, respectively)	72.6	79.1
Inventories	44.5	87.1
Other current assets	17.3	25.5
Total current assets	294.8	204.3
Property, plant and equipment, at cost	628.1	616.8
Less accumulated depreciation	413.4	398.9
Property, plant and equipment-net	214.7	217.9
Prepaid and intangible pension costs	62.2	71.7
Other assets	16.4	43.1
TOTAL ASSETS	$588.1	$537.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$1.4	$1.2
Accounts payable	32.0	40.4
Income taxes payable	1.3	—
Accrued expenses	45.7	38.8
Total current liabilities	80.4	80.4
Long-term debt	225.3	226.3
Other noncurrent liabilities	53.0	65.0

TOTAL LIABILITIES	358.7	371.7
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY	229.4	165.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$588.1	$537.0

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$59.8	$8.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21.0	21.5
Amortization of stock-based compensation	3.9	0.7
Asset impairment loss	—	0.8
Loss on disposal of Terrace Bay	6.5	—
Loss on curtailment and partial settlement of pension plan	26.4	—
Contribution to settle pension liabilities	(10.8)	—
Deferred income tax provision	28.4	1.7
Gain on sale of woodlands (Note 3)	(124.1)	—
(Gain) loss on other asset dispositions	(0.2)	0.2
Decrease in working capital	38.5	14.1
Pension and other post-employment benefits	1.9	0.5
Other	1.4	(1.2)
NET CASH PROVIDED BY OPERATING ACTIVITIES	52.7	46.3
INVESTING ACTIVITIES
Capital expenditures	(15.4)	(18.0)
Net proceeds from sale of woodlands	134.8	—
Payment for transfer of Terrace Bay	(18.6)	—
Other	(0.9)	(0.1)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	99.9	(18.1)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	3.4
Repayments of long-term debt	(0.9)	(0.8)
Short-term borrowings	0.6	2.3
Repayments of short-term borrowings	(0.5)	(2.1)
Cash dividends paid	(4.4)	(4.4)
Proceeds from exercise of stock options	0.4	—
NET CASH USED IN FINANCING ACTIVITIES	(4.8)	(1.6)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	0.2
NET INCREASE IN CASH AND CASH EQUIVALENTS	147.8	26.8
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12.6	19.1
CASH AND CASH EQUIVALENTS, END OF PERIOD	$160.4	$45.9
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest	$8.4	$7.9
Cash paid during period for income taxes	$1.5	$6.9

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

The fine paper business is a leading producer of premium writing, text, cover and specialty papers. The technical products business is a leading producer of durable, saturated and coated base papers for a variety of end uses. At the time of the Spin-Off, the Canadian pulp business consisted of pulp mills in Terrace Bay, Ontario and Pictou, Nova Scotia and the related woodlands (including 1,000,000 acres in Nova Scotia).

In June 2006, the Company completed the sale of approximately 500,000 acres of woodlands in Nova Scotia for $139.1 million (proceeds net of transaction costs were $134.8 million). The agreement includes a fiber supply agreement to secure a source of fiber for the Company’s Pictou pulp mill. The transaction resulted in a net pre-tax gain of $131.6 million.  Approximately $9.0 million of such gain was deferred and will be recognized in income pro-rata through December 2007. See Note 3, “Sale of Woodlands”.

In May 2006, the Company announced a tentative agreement to transfer the Terrace Bay mill and related woodlands operations to certain affiliates of Buchanan Forest Products Ltd. (“Buchanan”). In August 2006, the Company consummated the agreement by transferring the mill and related woodlands operations (excluding certain working capital amounts and post-employment obligations) and $18.6 million to Buchanan. For the three and nine months ended September 30, 2006, the results of operations of the Terrace Bay mill and the loss on transfer are reflected as discontinued operations in the condensed consolidated statements of operations.  The consolidated results of operations for all prior periods have been restated to reflect the results of operations of the Terrace Bay mill as discontinued operations. See Note 4, “Discontinued Operations”.

Basis of Consolidation and Presentation

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management believes that the disclosures made are adequate for a fair presentation of the Company’s results of operations, financial position and cash flows. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of operations, financial position and cash flows for the interim periods presented herein. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make extensive use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from such estimates.

The condensed consolidated interim financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

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

Earnings per Share (“EPS”)

Basic EPS was computed by dividing net income by the weighted-average number of shares of common stock outstanding during the 2006 and 2005 reporting periods.  Diluted EPS was calculated to give effect to all potentially dilutive common shares using the “Treasury Stock” method. Outstanding stock options, restricted shares, restricted stock units and restricted stock units with performance conditions represent the only potentially dilutive effects on the Company’s weighted-average shares.  For the three months and nine months ended September 30, 2006, there were 90,000 and 74,000 dilutive shares, respectively for purposes of computing EPS. For the three and nine months ended September 30, 2005, there were 50,000 dilutive shares for purposes of computing EPS.  For the three and nine months ended September 30, 2006, approximately 1,125,000 and 1,095,000 potentially dilutive options, respectively, that were “out-of-the-money” were excluded from the computation of dilutive common shares   For the three and nine months ended September 30, 2005, approximately 965,000 and 705,000, respectively, of such potentially dilutive options were excluded from the computation of dilutive common shares.

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

The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of expense or benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is evaluating FIN 48 and is currently unable to predict the effect of adoption on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurements.

The definition of fair value in SFAS 157 retains the exchange price notion in earlier definitions of fair value and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is evaluating SFAS 157 and is currently unable to predict the effect of adoption on its financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”) which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.  SFAS 158 requires disclosure of additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, Employers’ Accounting for Pensions, or FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.

SFAS 158 is effective for fiscal years ending after December 15, 2006 for employers with publicly traded equity securities.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008; however, the Company currently measures the funded status of its benefit plans as of year-end.  The Company will adopt the balance sheet recognition provision of SFAS 158 as of December 31, 2006. The Company is evaluating SFAS 158 and assuming current economic conditions continue, the Company expects that adoption of SFAS 158 will reduce Stockholders’ equity by approximately $60 million.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 provides guidance on the consideration to be given to prior year misstatements when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated. SAB 108 requires the quantification of misstatements based on their impact to both the balance sheet and the statement of operations to determine materiality. The guidance provides for a one-time cumulative-effect adjustment to correct for misstatements for errors that were not deemed material under a company’s prior approach but are material under the SAB 108 approach. SAB 108 is effective as of December 31, 2006 for calendar year companies. The implementation of SAB 108 is not expected to have a material impact on the Company’s financial position or results of operations.

Note 3.  Sale of Woodlands

In June 2006, the Company completed the sale of approximately 500,000 acres of woodlands in Nova Scotia to Atlantic Star Forestry LTD and Nova Star Forestry LTD (collectively, the “Purchaser”) for $139.1 million (proceeds net of transaction costs were $134.8 million). The Company received the total proceeds from the sale in cash at closing. The Company also entered into a fiber supply agreement (the “FSA”) with the Purchaser to secure a source of fiber for the Company’s Pictou pulp mill. Following the sale, the Company has approximately 500,000 acres of owned and 200,000 acres of licensed or managed woodlands in Nova Scotia.

Pursuant to the terms of the FSA, the Purchaser is required to make available to the Company sufficient woodlands acreage to yield 200,000 metric tons of softwood timber annually. The Company is required to bear all costs associated with harvesting the timber.  Timber purchases under the FSA are at market-based prices subject to semi-annual adjustment. The FSA expires on December 31, 2010 and the Company has the option to unilaterally extend the contract for an additional five years.  The FSA can be extended for a subsequent five years upon the mutual agreement of the Company and the Purchaser.

The sale qualified for gain recognition under the “full accrual method” described in Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate (“SFAS 66”).  The Company’s commitment to accept acreage offered by the Purchaser to satisfy the timber requirements for the first 18 months of the FSA represents a “constructive obligation”.  As a result, the Company recognized a net pre-tax gain on the sale of approximately $122.6 million in the three and six months ended June 30, 2006 and deferred approximately $9.0 million, which represents the Company’s estimated maximum exposure to loss of profit due to the constructive obligation under the FSA.  The deferral related to the constructive obligation will be amortized through December 2007. For the three and nine months ended September 30, 2006, the Company recognized approximately $1.5 million of such deferred gain.

Note 4. Discontinued Operations

Transfer of the Terrace Bay mill

Manufacturing operations at the Terrace Bay mill were suspended in February 2006 due to a lack of wood fiber for its operations. The mill’s fiber supply was exhausted as a result of a strike started in January 2006 by the approximately 250 workers employed by the Longlac woodlands operations that supplies wood fiber to the mill. Most of the approximately 400 hourly and salaried workers employed at the mill were laid off for an indefinite period during the two weeks following the suspension of manufacturing activities. In 2005, the Terrace Bay mill produced approximately 375,000 metric tons of pulp.

In May 2006, the Company announced a tentative agreement to transfer the Terrace Bay mill and related woodlands operations to certain affiliates of Buchanan. In August 2006, the Company consummated the agreement by transferring the mill and related woodlands operations (excluding certain working capital amounts and post-employment obligations) and $18.6 million in cash to Buchanan. The Terrace Bay mill holds non-exclusive rights under a sustainable forest license to harvest wood off approximately 4.6 million acres of land owned by the Province of Ontario.

At closing, the Company retained certain working capital amounts, primarily trade accounts receivable, finished goods inventory and trade accounts payable.  In addition, the Company retained certain long-term disability obligations for current and former mill employees and post-employment medical and life insurance liabilities for current retirees.

In conjunction with the transfer of the Terrace Bay mill to Buchanan and as a closing condition of the agreement, the Company initiated plans to curtail and settle its Ontario, Canada defined benefit pension plan. In August 2006, the Company made a payment to the pension trust of approximately $10.8 million for the purchase of annuity contracts to settle its pension liability for current retirees. As a result of the transaction, the Company recognized a pension curtailment and settlement loss of approximately $26.4 million in the three months ended September 30, 2006.  In addition, the Company expects to record a settlement loss of approximately $40 million and make a payment of approximately $6 million related to the future settlement of pension obligations for active employees.  The timing and amount of the payment and recognition of the loss to settle the liability for active employees is dependent upon, among other things, an actuarial determination of the value of the obligations being settled, the cost of annuity contracts, regulatory approval to settle the plan and employee elections.

The results of operations and loss on disposal of the Terrace Bay mill are reflected as discontinued operations in the condensed consolidated statements of operations for each period presented. The following table presents the results of discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales, net of intersegment sales	$2.2	$40.0	$46.0	$154.9
Discontinued Operations:
Loss from operations	$(30.3)	$(13.9)	$(46.0)	$(27.6)
Loss on disposal	(0.5)	—	(6.5)	—
Loss before income taxes	(30.8)	(13.9)	(52.5)	(27.6)
Benefit for income taxes	11.8	5.4	20.1	10.6

Loss from discontinued operations	$(19.0)	$(8.5)	$(32.4)	$(17.0)

Note 5.  Comprehensive Income

Comprehensive income includes, in addition to net income, unrealized gains and losses recorded directly to stockholders’ equity. These unrealized gains and losses are referred to as other comprehensive income items. Accumulated other comprehensive income (loss) consists of unrealized foreign currency translation gains (losses), deferred gains (losses) on cash flow hedges and minimum pension liability adjustments. Unrealized foreign currency translation gains (losses) that relate to indefinite investments in the Company’s Canadian pulp operations are not adjusted for income taxes. At September 30, 2006 and December 31, 2005, accumulated other comprehensive income was $58.2 million and $53.9 million, respectively.

The components of comprehensive income are as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income (loss)	$(14.4)	$(1.5)	$59.8	$8.0
Other comprehensive income:
Change in unrealized foreign currency translation losses	(0.2)	12.6	8.3	6.2
Change in unrealized gains (losses) on cash flow hedges	(0.3)	1.9	(4.0)	8.8
Comprehensive income	$(14.9)	$13.0	$64.1	$23.0

Note 6.  Risk Management

The Company is exposed to risks such as changes in foreign currency exchange rates and pulp prices. A variety of practices are employed to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading. All foreign currency derivative instruments are either exchange traded or entered into with major financial institutions. Credit risk is considered minimal in view of the financial strength of the counterparties. The notional amounts of the Company’s derivative instruments do not represent amounts exchanged by the parties and, as such, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amounts and the other terms of the contracts.

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

Cash Flow Hedges

At September 30, 2006, the Company had outstanding foreign currency forward exchange contracts designated as cash flow hedges of U.S dollar denominated pulp sales in a notional amount of $78 million

Canadian dollars. The fair value of the contracts was a current asset of $5.5 million U.S. dollars. The weighted-average exchange rate for the foreign currency contracts at September 30, 2006 was $0.827 U.S. dollars per Canadian dollar. The contracts extend through October 2007 with the highest value of contracts maturing in October 2006.  The Company recorded net pre-tax gains of $2.3 million and $8.6 million on foreign currency contracts as the forecasted transactions occurred in the three and nine months ended September 30, 2006, respectively.  The Company recorded net pre-tax gains of $1.7 million and $0.8 million on foreign currency contracts as the forecasted transactions occurred in the three and nine months ended September 30, 2005, respectively. Realized gains and losses on currency derivatives are recorded in Other (income) expense - net on the condensed consolidated statements of operations.

Gains and losses on foreign currency forward exchange contracts related to the operations of the Terrace Bay mill have been reclassified from Other (income) expense - net on the condensed consolidated statements of operations and recorded in Loss from discontinued operations. For the three and nine months ended September 30, 2006, $0.2 million and $2.6 million of such gains have been reclassified from continuing to discontinued operations. Gains of $0.9 million and $0.2 million for the three and nine months ended September 30, 2005, have been reclassified to Loss from discontinued operations.

At September 30, 2006, the Company had outstanding pulp future contracts, to hedge fluctuations in pulp prices, for 54,000 net metric tons of pulp with a notional amount of approximately $36 million. The fair value of the contracts was a current liability of $6.0 million. The weighted-average price for the pulp futures contracts at September 30, 2006 was $674 per metric ton. The contracts extend through December 2006 and expire at the rate of 18,000 metric tons per month.  The Company recorded net pre-tax losses of $4.2 million and $8.2 million on pulp futures contracts as the forecasted transactions occurred in the three and nine months ended September 30, 2006, respectively.  The Company recorded net pre-tax gains of $1.5 million and $0.4 million on pulp futures contracts as the forecasted transactions occurred in the three and nine months ended September 30, 2005, respectively. Realized gains and losses on pulp derivatives are recorded in Net sales on the condensed consolidated statements of operations.

Gains and losses on pulp futures contracts related to the operations of the Terrace Bay mill have been reclassified from Net sales on the condensed consolidated statements of operations and recorded in Loss from discontinued operations. For the nine months ended September 30, 2006, $1.5 million of such losses have been reclassified from continuing to discontinued operations. Gains of $0.8 million and $0.1 million for the three and nine months ended September 30, 2005, have been reclassified to Loss from discontinued operations.

For the three months ended September 30, 2006, the Company’s cash flow hedges were highly effective and changes in the fair value of the derivative instruments were reflected in other comprehensive income. If future market rates are consistent with the rates assumed at September 30, 2006, a net pre-tax gain of approximately $1.3 million (or $0.8 million after-tax) is expected to be recognized in earnings during the next 12 months.

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

Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in Other (income)—net in the condensed consolidated statements of operations. Net foreign currency transaction gains/(losses) for the three and nine months ended September 30, 2006 were $6 thousand and $(0.8) million, respectively. Net foreign currency transaction losses for the three and nine months ended September 30, 2005 were $2.3 million and $0.4 million, respectively.

Gains and losses resulting from foreign currency transactions related to the operations of the Terrace Bay mill have been reclassified from Other (income)—net on the condensed consolidated statements of operations and recorded in Loss from discontinued operations. For the three and nine months ended September 30, 2006, $21 thousand and $(0.4) million of such gains/(losses) have been reclassified. Losses of $4.9 million and $4.4 million for the three and nine months ended September 30, 2005, have been reclassified to Loss from discontinued operations

Note 7.  Inventories

The following presents inventories by major class as of September 30, 2006 and December 31, 2005.

	September 30,	December 31,
	2006	2005
Raw materials	$15.2	$30.5
Work in progress	7.8	8.2
Finished goods	26.1	47.8
Supplies and other	3.2	7.6
	52.3	94.1
Excess of FIFO over LIFO cost	(7.8)	(7.0)
Total	$44.5	$87.1

The FIFO values of total inventories valued on the LIFO method were $38.2 million and $35.2 million at September 30, 2006 and December 31, 2005, respectively.

Note 8.  Debt

The following debt was incurred either as a result of or since the Spin-Off. The Company did not have debt prior to November 30, 2004.

Senior Unsecured Notes

On November 30, 2004, the Company completed an underwritten offering of 10-year senior unsecured notes (the “Senior Notes”) at face amount of $225 million. The Senior Notes bear interest at a rate of 7.375%, payable May 15 and November 15 of each year and mature on November 15, 2014. As of September 30, 2006, the Senior Notes were fully and unconditionally guaranteed by all of the Company’s subsidiaries.

Secured Revolving Credit Facility

On November 30, 2004, the Company entered into a Credit Agreement by and among Neenah, certain of its subsidiaries, the lenders listed in the Credit Agreement and JP Morgan Chase Bank, N.A. as agent for the lenders, as amended, (the “Credit Agreement”). Under the Credit Agreement, the Company had a secured revolving credit facility (the “Revolver”) that provided for borrowings of up to $150 million. Availability under the Credit Agreement will fluctuate over time depending on the value of the Company’s inventory, receivables and various capital assets. The Credit Agreement is secured by substantially all of the Company’s assets, including the capital stock of its subsidiaries and is guaranteed by Neenah Paper Company of Canada, a wholly-owned subsidiary. The Credit Agreement originally terminated on November 30, 2008.

At September 30, 2006, approximately $145 thousand was outstanding under the Revolver. Borrowing availability under the Revolver is reduced by outstanding letters of credit. At September 30, 2006, the Company had approximately $2.9 million of letters of credit outstanding and $119.0 million of borrowing availability under the Revolver.

The Credit Agreement and the indenture governing the Senior Notes contain, among other provisions, covenants with which the Company must comply during the term of the agreements. Such covenants restrict the Company’s ability to, among other things, incur certain additional debt, make specified restricted payments and capital expenditures, authorize or issue capital stock, enter into transactions with affiliates, consolidate or merge with or acquire another business, sell certain of its assets or liquidate, dissolve or wind-up. In addition, the terms of the Revolver require the Company to achieve and maintain certain specified financial ratios. As of September 30, 2006, the Company was in compliance with all such covenants.

Credit Agreement Amendment

In October 2006, the Company entered into the Third Amendment (the “Third Amendment”) to the Credit Agreement. The Third Amendment, among other things, (i) increases availability under the Revolver from $150 million to $165 million, (ii) extends the termination date of the Credit Agreement to November 30, 2010, (iii) sets the interest rate under the Revolver to either (A) the Prime Rate (as defined) plus a percentage ranging from 0% to 0.75%, or (B) LIBOR plus a percentage ranging from 1.25% to 2.25%, (iv) reduces the commitment fee pricing on the Revolver, and (iv) makes other definitional, administrative and covenant modifications to the Credit Agreement.

In the Third Amendment, the lenders also consented to consummation of the Company’s announced purchase of Neenah Germany (see Note 15, “Subsequent Event”).  Neenah Germany is not a borrower or guarantor with respect to the Revolver.  However, the Company pledged 65% of its equity interest in Neenah Germany as security for the obligations of the Company and its subsidiaries under the Credit Agreement.

The Company’s ability to borrow under the Revolver is limited by the Third Amendment to the lowest of (a) $165 million, (b) the Company’s borrowing base (as determined in accordance with the amended Credit Agreement), and (c) the applicable cap on the amount of “credit facilities” under the indenture.  As of October 3, 2006, the Company’s borrowing base was approximately $150 million. The amount of the borrowing base is subject to change from time to time in accordance with the terms of the Credit Agreement.

In anticipation of completing the purchase of Neenah Germany, the Company borrowed $58.0 million in principal amount under the Revolver on October 6, 2006, and as of October 31, 2006, the total amount outstanding under the Revolver was approximately $50.3 million. The weighted average interest rate on such borrowings was 7.13%.  Interest on amounts borrowed under the Revolver is paid monthly.  All principal amounts outstanding under the Revolver are due and payable on the date of termination of the Revolver.

The Revolver, as amended, contains events of default customary for financings of this type, including failure to pay principal or interest, materially false representations or warranties, failure to observe covenants and other terms of the Revolver, cross-defaults to other indebtedness, bankruptcy, insolvency, various ERISA violations, the incurrence of material judgments and changes in control.

Other Financing

During the first quarter of 2005, the Company obtained third-party financing to fund its purchase of enterprise resource planning (“ERP”) software. At inception, the present value of the financing agreement was $3.6 million (discounted at 7.375%) payable in quarterly installments through January 2008. At September 30, 2006, $1.6 million of such third-party financing was outstanding of which $1.3 million was due in the next 12 months. In the first quarter of 2005, the Company issued a short-term note for $2.3 million to finance insurance premiums.

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

The following table presents the components of net periodic benefit cost:

Components of Net Periodic Benefit Cost

	Pension Benefits		Post-Employment Benefits Other than Pensions
	Three Months Ended September 30,
	2006	2005	2006	2005
Service cost	$1.8	$2.6	$0.5	$0.4
Interest cost	5.4	5.7	1.0	0.8
Expected return on plan assets (a)	(7.5)	(6.9)	—	—
Recognized net actuarial loss	1.9	1.8	0.3	0.2
Amortization of unrecognized transition asset	(0.1)	(0.1)	—	—
Amortization of prior service cost	0.4	0.5	0.1	—
Net periodic benefit cost	$1.9	$3.6	$1.9	$1.4

	Pension Benefits		Post-Employment Benefits Other than Pensions
	Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$6.2	$7.9	$1.6	$1.2
Interest cost	17.1	16.3	3.1	2.3
Expected return on plan assets (a)	(23.4)	(20.5)	—	—
Recognized net actuarial loss	6.0	5.3	1.2	0.5
Amortization of unrecognized transition asset	(0.2)	(0.2)	—	—
Amortization of prior service cost	1.2	1.0	0.3	—
Net periodic benefit cost	$6.9	$9.8	$6.2	$4.0

(a)        The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

In conjunction with the transfer of the Terrace Bay mill to Buchanan (see Note 4, “Discontinued Operations”) and as a closing condition of the agreement, the Company initiated plans to curtail and settle its Ontario, Canada defined benefit pension plan. In August 2006, the Company made a payment to the pension trust of approximately $10.8 million for the purchase of annuity contracts to settle its pension liability for current retirees. As a result of the transaction, the Company recognized a pension curtailment and settlement loss of approximately $26.4 million in the three months ended September 30, 2006.  In addition, the Company expects to record a settlement loss of approximately $40 million and make a payment of approximately $6 million related to the future settlement of pension obligations for active employees.  The timing and amount of the payment and recognition of the loss to settle the liability for active employees is dependent upon, among other things, an actuarial determination of the value of the obligations being settled, the cost of annuity contracts, regulatory approval to settle the plan and employee elections.  For the three and nine months ended September 30, 2006, $(0.2) million and $0.4 million, respectively, of the pension (income) expense described above related to the operations of the Terrace Bay mill and have been classified as Loss from discontinued operations on the condensed consolidated statements of operations.  Such amounts for the three and nine months ended September 30, 2005 were $1.3 million and $4.1 million, respectively.

Pursuant to the terms of the transfer agreement, Buchanan assumed responsibility for post-employment medical and life insurance benefits for active employees at the Terrace Bay mill. As a result, $0.6 million and $2.4 million of post-employment benefits other than pensions (described above) for the three and nine months ended September 30, 2006, respectively, have been classified as Loss from discontinued operations on the condensed consolidated statements of operations.  Such amounts for the three and nine months ended September 30, 2005 were $0.7 million and $1.9 million, respectively.

Based on September 30, 2006 exchange rates, the Company expects to contribute approximately $25 million to its pension trusts in 2006, including $10.8 million to purchase annuity contracts to settle pension liabilities under the Company’s Ontario, Canada defined benefit pension plan for current retirees.  For the nine months ended September 30, 2006, the Company made contributions to its pension trusts of approximately $21.0 million.

Note 10.  Stock Compensation Plan

The Company adopted and established the 2004 Omnibus Stock and Incentive Plan (the “Omnibus Plan”) under unanimous written consent of its Board of Directors on December 1, 2004. The Company reserved 3,500,000 shares of $0.01 par value common stock (“Common Stock”) for issuance under the Omnibus Plan. Pursuant to the terms of the Omnibus Plan, the compensation committee of the Company’s Board of Directors may grant various types of equity-based compensation awards, including incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted stock units with performance conditions (“Performance Shares”) and performance units, in addition to certain cash-based awards. All grants under the Omnibus Plan will be made at fair market value and no grant may be repriced. In general, the options expire ten years from the date of grant and vest over a three-year service period. At September 30, 2006, a total of 1,975,879 shares of Common Stock were reserved for future issuance under the Omnibus Plan.

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS 123R”) using the modified-prospective transition method. The restatement of prior year periods for the adoption of SFAS 123R is not permitted under the modified-prospective transition method. Stock-based compensation cost recognized under SFAS 123R in the three and nine months ended September 30, 2006 consisted of (a) compensation cost for all unvested stock-based grants outstanding as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and (b) compensation cost for all stock-based awards granted subsequent to adoption based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The amount of stock-based compensation cost recognized is based on the fair value of grants that are ultimately expected to vest and is recognized pro-rata over the requisite service period for the entire award.

SFAS 123R amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows, to require the reporting of excess tax benefits related to the exercise or vesting of stock-based awards as cash provided by financing activities rather than as a reduction in income taxes paid and reported as cash provided by operations. For the nine months ended September 30, 2006, the Company recognized $29 thousand of excess tax benefits related to the exercise or vesting of stock-based awards. The Company did not recognize any excess tax benefits for the nine months ended September 30, 2005.

Valuation and Expense Information Under SFAS 123R

The following table summarizes stock-based compensation costs and related income tax benefits.  All stock-based compensation expense has been recorded in selling, general and administrative expenses.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Stock-based compensation expense	$1.2	$0.2	$3.9	$0.7
Income tax benefit	(0.5)	(0.1)	(1.5)	(0.3)
Stock-based compensation, net of income tax benefits	$0.7	$0.1	$2.4	$0.4

The adoption of SFAS 123R resulted in additional stock-based compensation expense of $0.9 million and income tax benefits of $0.3 million and reduced EPS by $0.04 for the three months ended

September 30, 2006.  For the nine months ended September 30, 2006 additional stock-based compensation and related income tax benefits were $3.0 million and $1.1 million and reduced EPS by $0.13.

The following table summarizes total compensation costs related to the Company’s equity awards and amounts recognized in the nine months ended September 30, 2006.

	Stock Options	Restricted Stock
Unrecognized compensation cost — December 31, 2005	$4.8	$1.8
Add: Grant date fair value current year grants	1.8	1.5
Less: Compensation expense recognized	2.7	1.2
Less: Grant date fair value of shares forfeited	—	0.1
Unrecognized compensation cost — September 30, 2006	$3.9	$2.0

Expected amortization period (in years)	1.3	2.2

Stock Options

For the nine months ended September 30, 2006, the Company granted options to purchase 153,082 shares of common stock to participants in its Long-Term Incentive Plan (the “LTIP”), options to purchase 11,220 shares of common stock to members of the board of directors (“Board Members”) and options to purchase 5,000 shares to other employees.  The options expire in ten years and the exercise price of the options was equal to the market price of the Company’s common stock on the date of grant. Except for options awarded to Board Members, one-third of the options vest on each of the first three anniversaries of the date of grant. Options granted to Board Members vest one year from the date of grant. For the nine months ended September 30, 2006, the weighted average exercise price for options granted was $28.88 per share. For the nine months ended September 30, 2005, the Company granted options to purchase 125,700 shares and 11,250 shares of common stock to LTIP participants and Board Members, respectively. The weighted average exercise price and grant date fair value of such options was $32.52 and $12.46, respectively (see “Pro Forma Information Under SFAS 123 for Periods Prior to January 1, 2006”).

The weighted-average grant date fair value for stock options granted during the three and nine months ended September 30, 2006 was $11.63 and $11.23, respectively, and was estimated using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Expected life in years	5.9	5.9
Interest rate	5.0%	4.8%
Volatility	38.3%	38.0%
Dividend yield	1.4%	1.4%

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

The following table summarizes stock option activity under the Omnibus Plan for the nine months ended September 30, 2006:

	Number of Stock Options	Weighted-Average Exercise Price
Options outstanding — December 31, 2005	1,284,428	$31.90
Add: Options granted	169,302	$28.88
Less: Options exercised	15,021	$25.95
Less: Options forfeited/cancelled	13,850	$32.05
Options outstanding — September 30, 2006	1,424,859	$31.60

The status of outstanding and exercisable stock options as of September 30, 2006, summarized by exercise price follows:

	Options Outstanding				Options Exercisable
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Aggregate Intrinsic Value(a)	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value(a)
$24.01 - $26.04	197,901	5.9	$24.24	$2.0	197,901	$24.24	$2.0
$26.95 - $31.70	285,493	7.6	$29.36	1.4	93,307	$29.80	0.4
$32.60 - $37.59	941,465	6.8	$33.83	1.0	581,993	$34.52	0.5
	1,424,859	6.8	$31.60	$4.4	873,201	$31.68	$2.9

(a)               Represents the total pre-tax intrinsic value as of September 30, 2006 that option holders would have received had they exercised their options as of such date.  The pre-tax intrinsic value is based on the closing market price for the Company’s common stock of $34.23 on September 30, 2006.

The aggregate pre-tax intrinsic value of stock options exercised during the nine months ended September 30, 2006 was $0.1 million. No stock options were exercised during the nine months ended September 30, 2005.

The following table summarizes the status of the Company’s unvested stock options as of September 30, 2006 and activity for the nine months then ended:

	Number of Stock Options	Weighted-Average Grant Date Fair Value
Outstanding — December 31, 2005	544,144	$12.98
Add: Options granted	169,302	$11.23
Less: Options vested	200,640	$13.25
Less: Options forfeited/cancelled	13,580	$12.36
Outstanding — September 30, 2006	499,226	$12.30

For the nine months ended September 30, 2006, the aggregate grant date fair value of options vested was $2.1 million. As of September 30, 2006, certain participants met age and service requirements that allowed their options to qualify for accelerated vesting upon retirement. For the nine months ended September 30, 2006, there were 52,432 stock options subject to accelerated vesting that such participants would have been eligible to exercise if they had retired as of September 30, 2006. The aggregate grant date fair value of options subject to accelerated vesting was $0.6 million. For the three and nine months ended September 30, 2006, stock-based compensation expense for such options was $0.3 million and $0.6 million, respectively.  Stock options that reflect accelerated vesting for expense recognition become exercisable according to the contract terms of the stock option grant.

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

During the nine months ended September 30, 2006, the Company awarded 3,510 RSUs to Board Members.  The RSUs vest one year from the date of grant. During the vesting period, the holders of RSUs are entitled to dividends, but are not permitted to vote such shares and the RSUs are forfeited in the event holder does not continue to serve as a Board Member (as defined). The grant date fair value for the RSUs was $32.84 per share and was equal to the market price of the Company’s common stock on the date of grant. Compensation cost is recognized pro rata over the vesting period.

In December 2004, the Company awarded 40,800 and 3,450 RSUs (“Fresh Start Grants”) to LTIP participants and non-employee members of the Company’s Board of Directors, respectively. The RSUs carry a promise to pay out in Common Stock at a future date. The Fresh Start Grants awarded to LTIP participants vest over a five year period, with one-third vesting on the third anniversary of the date of grant, one-third vesting on the fourth anniversary, and the balance vesting on the fifth anniversary. The RSUs awarded to non-employee members of the Board of Directors vest on the first anniversary of the date of grant. At September 30, 2006, 54,163 RSUs were outstanding, with 17,650 shares, 23,380 shares and 13,133 shares vesting in 2007, 2008 and 2009, respectively.

At the time of the Spin-Off, the vesting schedule of Kimberly-Clark restricted stock awards for employees of the Pulp and Paper Business were adjusted so that the awards vested on a prorated basis determined by the number of full years of employment with Kimberly-Clark during the restriction period. Unvested restricted shares of Kimberly-Clark common stock were forfeited. In December 2004, the Company awarded 25,360 replacement restricted shares to employees whose restricted shares of Kimberly-Clark common stock were forfeited. The number of restricted shares was calculated using a ratio conversion methodology approved under FASB Interpretation No. 44 based on the fair market value of the Company’s common stock on the date of grant. At September 30, 2006, 22,871 of such restricted shares were outstanding, with 3,681 shares, 2,025 shares, 16,591 shares and 574 shares vesting in 2006, 2007, 2008 and 2009, respectively.

The following table summarizes the activity of the Company’s unvested stock-based awards (other than stock options) for the nine months ended September 30, 2006:

	Restricted Stock	Weighted-Average Grant Date Fair Value	Performance Shares/RSUs	Weighted-Average Grant Date Fair Value
Outstanding — December 31, 2005	22,871	$34.28	55,193	$31.68
Add: Shares granted(a)	—	—	51,663	$27.94
Less: Shares vested	—	—	2,934	$33.31
Less: Shares expired or cancelled	—	—	2,759	$30.03
Outstanding — September 30, 2006(b)	22,871	$34.28	101,163	$29.77

(a)          Includes the grant of 53 RSUs to Canadian employees and directors in lieu of cash dividends.  Such dividends-in-kind vest concurrently with the underlying RSU.

(b)         The aggregate pre-tax intrinsic value of restricted stock and RSUs/Performance Shares at September 30, 2006 was $0.8 million and $3.4 million, respectively.

Pro Forma Information Under SFAS 123 for Periods Prior to January 1, 2006

Prior to January 1, 2006, the Company applied the intrinsic value method permitted by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations to account for stock option grants as permitted by SFAS 123. No employee compensation expense related to stock options has been charged to earnings because the exercise prices of all stock options granted were equal to the market value of the Company or Kimberly-Clark’s common stock on the date of grant. SFAS 123R requires the recognition of compensation costs for stock-based awards subject to accelerated vesting upon retirement over a service period ending no later than the earliest date the employee becomes eligible for retirement, generally age 55 with five years of vested service. Prior to the adoption of SFAS 123R, the Company recognized compensation cost over the explicit service period for restricted stock and RSU awards subject to accelerated vesting upon retirement. For such awards and other stock-based awards granted prior to, but unvested as of, January 1, 2006, compensation cost will be recognized pro-rata over the explicit service period for the award and any remaining unamortized compensation cost will be recognized upon the employees’ retirement.

The following table presents the effects on net income and earnings per share if the Company had adopted the fair value recognition provisions of SFAS 123 for options granted in the three and nine months ended September 30, 2005.

(In millions, except per share)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Reported net income	$(1.5)	$8.0
Add: Stock-based compensation expense, net of tax effects, included in net income as reported	0.1	0.4
Less: Pro forma compensation expense, net of tax	(0.6)	(1.9)
Pro forma net income	$(2.0)	$6.5
Reported earnings per share:
Basic	$(0.10)	$0.54
Diluted	$(0.10)	$0.54
Pro forma earnings per share:
Basic	$(0.14)	$0.44
Diluted	$(0.14)	$0.44

The weighted-average grant date fair value for stock options granted during the three and nine months ended September 30, 2005 was estimated using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Expected life in years	5.9	5.9
Interest rate	4.1%	3.9%
Volatility	38.4%	39.0%
Dividend yield	1.3%	1.2%

The expected term was estimated based upon historical data for Kimberly-Clark stock option awards and expected volatility was estimated by reference to the historical stock price performance of a peer group of companies. The grant date fair market value of stock options awarded during the three and nine months ended September 30, 2005 was $12.16 and $12.46, respectively. Forfeitures were estimated at the date of grant.

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

Indemnifications

In conjunction with the transfer of the Terrace Bay mill, the Company entered into a pulp manufacturing agreement (the “Pulp Manufacturing Agreement”) with Buchanan.  Pursuant to the Pulp Manufacturing Agreement, Buchanan will make available to the Company sufficient tonnage of pulp produced at the Terrace Bay mill to satisfy the Company’s supply obligations under an amended pulp supply agreement with Kimberly-Clark (as amended, the “Pulp Supply Agreement”). The price paid by the Company under the Pulp Manufacturing Agreement will equal the price paid by Kimberly-Clark pursuant to the Pulp Supply Agreement.  With respect to the Terrace Bay mill, Buchanan has agreed to assume responsibility for discharging all of the Company’s supply obligations under the Pulp Supply Agreement.  In addition, Buchanan has agreed to unconditionally indemnify the Company for any claims arising from Terrace Bay’s performance under the Pulp Manufacturing Agreement.  The Pulp Manufacturing Agreement will terminate on December 31, 2010 or sooner by mutual agreement by the parties or upon the occurrence of certain events (as defined in the Pulp Manufacturing Agreement).

Pursuant to the Distribution Agreement, the Pulp Supply Agreement, the Employee Matters Agreement and the Tax Sharing Agreement, the Company has agreed to indemnify Kimberly-Clark for certain liabilities or risks related to the Spin-Off. Many of the potential indemnification liabilities under these agreements are unknown, remote or highly contingent. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable agreement. For these reasons, the Company is unable to estimate the maximum potential amount of the possible future liability under the indemnity provisions of these agreements. However, the Company accrues for any potentially indemnifiable liability or risk under these agreements for which it believes a future payment is probable and a range of loss can be reasonably estimated. As of September 30, 2006, management believes the Company’s liability under such indemnification obligations was not material to the consolidated financial statements.

Employees and Labor Relations

Hourly employees at the Pictou pulp mill are represented by Local 440 of the Communications, Energy and Paperworkers Union of Canada pursuant to a collective bargaining agreement expiring on May 31, 2009.

In December 2005, hourly employees at the Munising paper mill, represented by Locals 7-0087 and 7-0096 of the United Steelworkers Union (the “USW”) and the Company executed a new collective bargaining agreement expiring on July 15, 2009. In January 2006, hourly employees at the Whiting paper mill, represented by Local 7-370 of the USW and the Company executed a new collective bargaining agreement expiring on February 1, 2009. In February 2006, hourly employees at the Neenah paper mill, represented by Local 7-1170 of the USW and the Company executed a new collective bargaining agreement expiring on July 1, 2009. Additionally, these mills have bargained jointly with the union on pension matters. The agreements on pension matters for these mills expire June 30, 2007.

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

During 2005, the Company recorded approximately $5.0 million for one-time termination benefits related to early retirement, severance and defined benefit pension plans in connection with the closure of the No.1 Mill and approximately $0.3 million for other exit costs. Approximately $1.7 million and $5.2 million of such early retirement and severance costs were recognized in the three and nine months ended September 30, 2005. As of September 30, 2006, termination benefits of approximately $4.9 million had been paid to 147 employees.  With respect to certain termination benefits that remain unpaid (approximately $55 thousand at September 30, 2006), such benefits relate to three employees that cannot be terminated until they return from long-term disability leave.

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

Note 13.  Business Segment Information

The Company reports its operations in three segments: Fine Paper, Technical Products and Pulp. The Fine Paper business is a leading producer of premium writing, text, cover and specialty papers. The Technical Products business is a leading producer of durable, saturated and coated base papers for a variety of end uses. The Pulp business consists of a pulp mill in Nova Scotia, Canada and related woodlands, which produce northern bleached softwood and hardwood kraft pulp. Each segment requires different technologies and marketing strategies. Corporate expenses that are identifiable as directly supporting the operations of the business segments are allocated to the business segments. General corporate expenses that do not directly support the operations of the business segments are shown as Unallocated corporate costs. Disclosure of segment information is on the same basis that management uses internally for evaluating segment performance and allocating resources. The results of operations of the Terrace Bay mill were previously reported in the Pulp business segment. As a result of the transfer of the Terrace Bay mill to Buchanan (see Note 4, “Discontinued Operations”), the results of operations of the Terrace Bay mill have been reclassified to discontinued operations and the results of Pulp business segment have been restated for all periods presented.

The following table summarizes the net sales and income before interest and taxes (“Operating income”) for each of the Company’s business segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net sales	2006	2005	2006	2005
Fine Paper	$53.8	$52.2	$169.2	$166.9
Technical Products	33.5	28.7	100.3	99.0
Pulp	54.2	47.7	149.4	133.9
Intersegment sales	(0.1)	(0.9)	(1.8)	(1.1)
Consolidated	$141.4	$127.7	$417.1	$398.7

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating income	2006	2005	2006	2005
Fine Paper	$12.8	$12.3	$43.9	$45.3
Technical Products	0.9	0.2	5.8	8.0
Pulp	(0.3)	4.6	119.2	4.6
Unallocated corporate costs	(2.9)	(1.7)	(9.5)	(5.1)
Consolidated	$10.5	$15.4	$159.4	$52.8

Note 14.  Condensed Consolidating Financial Information

Neenah Paper Company of Canada, Neenah Paper Michigan, Inc. and Neenah Paper Sales, Inc. (the “Subsidiary Guarantors”) guarantee the Company’s Senior Notes. The Subsidiary Guarantors are 100% owned by the Company and all guarantees are full and unconditional. The following condensed consolidating financial information is presented in lieu of consolidated financial statements for the Subsidiary Guarantors as of September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and 2005.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2006

	Neenah Paper, Inc	Subsidiary Guarantors	Consolidating Adjustments	Consolidated Amounts
Net sales	$21.7	$136.4	$(16.7)	$141.4
Cost of products sold	16.7	121.4	(16.7)	121.4
Gross profit	5.0	15.0	—	20.0
Selling, general and administrative expenses	1.5	11.6	—	13.1
Gain on sale of woodlands (Note 3)	—	(1.5)	—	(1.5)
Equity in earnings of subsidiaries	15.0	—	(15.0)	—
Other (income) expense - net	—	(2.1)	—	(2.1)
Operating income	(11.5)	7.0	15.0	10.5
Interest expense-net	2.4	0.4	—	2.8
Income from continuing operations before income taxes	(13.9)	6.6	15.0	7.7
Provision for income taxes	0.5	2.6	—	3.1
Income from continuing operations	(14.4)	4.0	15.0	4.6
Loss from discontinued operations	—	(19.0)	—	(19.0)
Net income	$(14.4)	$(15.0)	$15.0	$(14.4)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2005

	Neenah Paper, Inc	Subsidiary Guarantors	Consolidating Adjustments	Consolidated Amounts
Net sales	$19.1	$140.4	$(31.8)	$127.7
Cost of products sold	16.1	119.1	(31.8)	103.4
Gross profit	3.0	21.3	—	24.3
Selling, general and administrative expenses	(0.3)	12.7	—	12.4
Equity in earnings of subsidiaries	0.4	—	(0.4)	—
Other (income) expense - net	(0.1)	(3.4)	—	(3.5)
Operating income	3.0	12.0	0.4	15.4
Interest expense-net	4.5	—	—	4.5
Income from continuing operations before income taxes	(1.5)	12.0	0.4	10.9
Provision for income taxes	—	3.9	—	3.9
Income from continuing operations	(1.5)	8.1	0.4	7.0
Loss from discontinued operations	—	(8.5)	—	(8.5)
Net loss	$(1.5)	$(0.4)	$0.4	$(1.5)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2006

	Neenah Paper, Inc	Subsidiary Guarantors	Consolidating Adjustments	Consolidated Amounts
Net sales	$67.9	$418.9	$(69.7)	$417.1
Cost of products sold	52.6	364.6	(69.7)	347.5
Gross profit	15.3	54.3	—	69.6
Selling, general and administrative expenses	4.7	35.3	—	40.0
Gain on sale of woodlands (Note 3)	—	(124.1)	—	(124.1)
Equity in earnings of subsidiaries	(59.6)	—	59.6	—
Other (income) expense - net	(0.1)	(5.6)	—	(5.7)
Operating income	70.3	148.7	(59.6)	159.4
Interest expense-net	10.3	1.1	—	11.4
Income from continuing operations before income taxes	60.0	147.6	(59.6)	148.0
Provision for income taxes	0.2	55.6	—	55.8
Income from continuing operations	59.8	92.0	(59.6)	92.2
Loss from discontinued operations	—	(32.4)	—	(32.4)
Net income	$59.8	$59.6	$(59.6)	$59.8

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2005

	Neenah Paper, Inc	Subsidiary Guarantors	Consolidating Adjustments	Consolidated Amounts
Net sales	$58.8	$435.4	$(95.5)	$398.7
Cost of products sold	49.8	359.5	(95.5)	313.8
Gross profit	9.0	75.9	—	84.9
Selling, general and administrative expenses	(0.2)	37.1	—	36.9
Equity in earnings of subsidiaries	(11.1)	—	11.1	—
Other (income) expense - net	(0.2)	(4.6)	—	(4.8)
Operating income	20.5	43.4	(11.1)	52.8
Interest expense-net	13.8	—	—	13.8
Income from continuing operations before income taxes	6.7	43.4	(11.1)	39.0
Provision for income taxes	(1.3)	15.3	—	14.0
Income from continuing operations	8.0	28.1	(11.1)	25.0
Loss from discontinued operations	—	(17.0)	—	(17.0)
Net income	$8.0	$11.1	$(11.1)	$8.0

CONDENSED CONSOLIDATED BALANCE SHEET

As of September 30, 2006

	Neenah Paper, Inc	Subsidiary Guarantors	Consolidating Adjustments	Consolidated Amounts

ASSETS
Current assets
Cash and cash equivalents	$159.1	$1.3	$—	$160.4
Accounts receivable	—	72.6	—	72.6
Inventories	0.1	44.4	—	44.5
Intercompany amounts receivable	45.6	—	(45.6)	—
Other current assets	4.3	13.0	—	17.3
Total current assets	209.1	131.3	(45.6)	294.8
Property, plant and equipment, at cost	231.7	396.4	—	628.1
Less accumulated depreciation	138.5	274.9	—	413.4
Property, plant and equipment-net	93.2	121.5	—	214.7
Investments in subsidiaries	186.4	—	(186.4)	—
Prepaid and intangible pension costs	6.2	56.0	—	62.2
Other assets	(6.5)	22.9	—	16.4
TOTAL ASSETS	$488.4	$331.7	$(232.0)	$588.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$1.4	$—	$—	$1.4
Accounts payable	9.5	22.5	—	32.0
Income taxes payable	1.4	(0.1)	—	1.3
Intercompany amounts payable	—	45.6	(45.6)	—
Accrued expenses	13.9	31.8	—	45.7
Total current liabilities	26.2	99.8	(45.6)	80.4
Long-term debt	225.3	—	—	225.3
Other noncurrent liabilities	7.5	45.5	—	53.0
TOTAL LIABILITIES	259.0	145.3	(45.6)	358.7
STOCKHOLDERS’ EQUITY	229.4	186.4	(186.4)	229.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$488.4	$331.7	$(232.0)	$588.1

CONDENSED CONSOLIDATED BALANCE SHEET

As of December 31, 2005

	Neenah Paper, Inc	Subsidiary Guarantors	Consolidating Adjustments	Consolidated Amounts

ASSETS
Current assets
Cash and cash equivalents	$12.0	$0.6	$—	$12.6
Accounts receivable	(5.9)	87.0	(2.0)	79.1
Inventories	0.1	87.0	—	87.1
Intercompany amounts receivable	32.1	—	(32.1)	—
Other current assets	8.7	16.8	—	25.5
Total current assets	47.0	191.4	(34.1)	204.3
Property, plant and equipment, at cost	222.1	394.7	—	616.8
Less accumulated depreciation	127.5	271.4	—	398.9
Property, plant and equipment-net	94.6	123.3	—	217.9
Investments in subsidiaries	288.3	—	(288.3)	—
Prepaid and intangible pension costs	9.8	61.9	—	71.7
Other assets	(10.9)	54.0	—	43.1
TOTAL ASSETS	$428.8	$430.6	$(322.4)	$537.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$1.2	$—	$—	$1.2
Accounts payable	10.1	32.3	(2.0)	40.4
Intercompany amounts payable	—	32.1	(32.1)	—
Accrued expenses	10.1	28.7	—	38.8
Total current liabilities	21.4	93.1	(34.1)	80.4
Long-term debt	226.3	—	—	226.3
Other noncurrent liabilities	15.8	49.2	—	65.0
TOTAL LIABILITIES	263.5	142.3	(34.1)	371.7
Stockholders’ equity	165.3	288.3	(288.3)	165.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$428.8	$430.6	$(322.4)	$537.0

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2006

	Neenah Paper, Inc	Subsidiary Guarantors	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income	$59.8	$59.6	$(59.6)	$59.8
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9.2	11.8	—	21.0
Amortization of stock-based compensation	3.7	0.2	—	3.9
Loss on disposal of Terrace Bay	—	6.5	—	6.5
Loss on curtailment and partial settlement of pension plan	—	26.4	—	26.4
Contribution to settle pension liabilities	—	(10.8)	—	(10.8)
Deferred income tax provision	(5.5)	33.9	—	28.4
Gain on sale of woodlands (Note 3)	—	(124.1)	—	(124.1)
(Gain) loss on other asset dispositions	(0.5)	0.3	—	(0.2)
Decrease in working capital	(10.2)	48.7	—	38.5
Equity in earnings of subsidiaries	(59.6)	—	59.6	—
Pension and other post-employment benefits	2.9	(1.0)	—	1.9
Other	(0.6)	2.0	—	1.4
NET CASH PROVIDED BY OPERATING ACTIVITIES	(0.8)	53.5	—	52.7
INVESTING ACTIVITIES
Capital expenditures	(8.0)	(7.4)	—	(15.4)
Net proceeds from sale of woodlands	—	134.8	—	134.8
Payment for transfer of Terrace Bay	—	(18.6)	—	(18.6)
Other	0.3	(1.2)	—	(0.9)
NET CASH USED IN INVESTING ACTIVITIES	(7.7)	107.6	—	99.9
FINANCING ACTIVITIES
Repayments of long-term debt	(0.9)	—	—	(0.9)
Short-term borrowings	0.6	—	—	0.6
Repayments of short-term borrowings	(0.5)	—	—	(0.5)
Cash dividends paid	(4.4)	—	—	(4.4)
Proceeds from exercise of stock options	0.4	—	—	0.4
Other	160.4	(160.4)	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	155.6	(160.4)	—	(4.8)
NET INCREASE IN CASH AND CASH EQUIVALENTS	147.1	0.7	—	147.8
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12.0	0.6	—	12.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$159.1	$1.3	$—	$160.4

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2005

	Neenah Paper, Inc	Subsidiary Guarantors	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income	$8.0	$11.1	$(11.1)	$8.0
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8.4	13.1	—	21.5
Amortization of stock-based compensation	0.7	—	—	0.7
Asset impairment loss	—	0.8	—	0.8
Deferred income tax provision	(0.9)	2.6	—	1.7
(Gain) loss on other asset dispositions	0.1	0.1	—	0.2
Decrease in working capital	(0.6)	14.7	—	14.1
Equity in earnings of subsidiaries	(11.1)	—	11.1	—
Pension and other post-employment benefits	3.6	(3.1)	—	0.5
Other	(0.7)	(0.5)	—	(1.2)
NET CASH PROVIDED BY OPERATING ACTIVITIES	7.5	38.8	—	46.3
INVESTING ACTIVITIES
Capital expenditures	(9.1)	(8.9)	—	(18.0)
Other	—	(0.1)	—	(0.1)
NET CASH USED IN INVESTING ACTIVITIES	(9.1)	(9.0)	—	(18.1)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	3.4	—	—	3.4
Repayments of long-term debt	(0.8)	—	—	(0.8)
Short-term borrowings	2.3	—	—	2.3
Repayments of short-term borrowings	(2.1)	—	—	(2.1)
Cash dividends paid	(4.4)	—	—	(4.4)
Other	29.6	(29.6)	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	28.0	(29.6)	—	(1.6)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	0.2	—	0.2
NET INCREASE IN CASH AND CASH EQUIVALENTS	26.4	0.4	—	26.8
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13.9	5.2	—	19.1
CASH AND CASH EQUIVALENTS, END OF PERIOD	$40.3	$5.6	$—	$45.9

Note 15.  Subsequent Event

On October 11, 2006, the Company completed its previously announced purchase of the outstanding interests of FiberMark Services GmbH & Co. KG and the outstanding interests of FiberMark Beteiligungs GmbH (collectively, “Neenah Germany”).  Neenah Germany was acquired from FiberMark, Inc., and FiberMark International Holdings LLC for $218 million in cash. The transaction was financed through $160 million of available cash and $58 million of debt drawn against the Company’s senior credit facility.

The assets acquired as a result of the acquisition of Neenah Germany consist of three mills located near Munich and Frankfurt, that produce a wide range of products, including transportation and other filter media, non-woven wall coverings, masking and other tapes, abrasive backings, and specialized printing and coating substrates.  Neenah Germany will be operated as part of the Company’s technical products business.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the three and nine months ended September 30, 2006 and 2005. Also discussed is our financial position as of September 30, 2006. You should read this discussion in conjunction with our consolidated and combined financial statements and the notes to those consolidated and combined financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.  Amounts presented in the following tables are in millions, except as noted.

Executive Summary

Results of Discontinued Operations

Manufacturing operations at the Terrace Bay mill were suspended in February 2006 due to a lack of wood fiber for its operations. The mill’s fiber supply was exhausted as a result of a strike started in January 2006 by the approximately 250 workers employed by the Longlac woodlands operations that supplies wood fiber to the mill. Most of the approximately 400 hourly and salaried workers employed at the mill were laid off for an indefinite period during the two weeks following the suspension of manufacturing activities. In 2005, the Terrace Bay mill produced approximately 375,000 metric tons of pulp.

Following the suspension of manufacturing operations, we fulfilled our contractual obligation to supply pulp to Kimberly-Clark Corporation (“Kimberly-Clark”) by shipping from the mill’s inventory of finished goods. The mill’s inventory of finished goods was exhausted in July. As a result, we notified Kimberly-Clark that due to a Force Majeure Event (as defined) we were unable to fulfill our obligations under the pulp supply agreement. During the continuance of a Force Majeure Event we are generally excused, without penalty, from our obligation to supply and Kimberly-Clark is generally excused, also without penalty, from its obligation to purchase pulp under the pulp supply agreement.

In May 2006, we announced a tentative agreement to transfer the Terrace Bay mill and related woodlands operations to certain affiliates of Buchanan Forest Products Ltd. (“Buchanan”). In August 2006, we consummated the agreement by transferring the mill and related woodlands operations (excluding certain working capital amounts and post-employment obligations) and $18.6 million in cash to Buchanan. The Terrace Bay mill holds non-exclusive rights under a sustainable forest license to harvest wood off approximately 4.6 million acres of land owned by the Province of Ontario.

For the three months ended September 30, 2006, net sales at the Terrace Bay mill of $2.2 million decreased by $37.8 million compared to the prior year due to the suspension of manufacturing operations in February 2006.  For the three months ended September 30, 2006, the Terrace Bay mill’s operating loss of $30.3 million increased $16.4 million from the prior year period due to recognition of a loss of approximately $26.4 million related to the curtailment and partial settlement of pension obligations to current retirees in our Ontario, Canada pension plan.  The loss related to the curtailment and settlement of pension liabilities was partially offset by lower operating costs while the mill was idled that more than offset lower sales.  In addition, we recognized an additional pre-tax loss of $0.5 million to recognize the actual loss on the assets transferred to Buchanan.

At closing, we retained certain working capital amounts, primarily trade accounts receivable, finished goods inventory and trade accounts payable.  In addition, we retained certain long-term disability obligations for current and former mill employees and post-employment medical and life insurance liabilities for current retirees.

In conjunction with the transfer of the Terrace Bay mill to Buchanan and as a closing condition of the agreement, we initiated plans to curtail and settle our Ontario, Canada defined benefit pension plan. In August 2006, we made a payment to the pension trust of approximately $10.8 million for the purchase of annuity contracts to settle our pension liability for current retirees. As a result of the transaction, we recognized a pension curtailment and settlement loss of approximately $26.4 million in the three months ended September 30, 2006.  In addition, we expect to record a settlement loss of approximately $40 million and make a payment of approximately $6 million related to the future settlement of pension obligations for active employees.  The timing and amount of the payment and recognition of the loss to settle the liability for active employees is dependent upon, among other things, an actuarial determination of the value of the obligations being settled, the cost of annuity contracts, regulatory approval to settle the plan and employee elections.

Sale of Woodlands

In June 2006, we completed the sale of approximately 500,000 acres of woodlands in Nova Scotia to Atlantic Star Forestry LTD and Nova Star Forestry LTD (collectively, the “Purchaser”) for $139.1 million (proceeds net of transaction costs were $134.8 million). We received the total proceeds from the sale in cash at closing. We also entered into a fiber supply agreement (the “FSA”) with the Purchaser to secure a source of fiber for our Pictou pulp mill. Following the sale, we have approximately 500,000 acres of owned and 200,000 acres of licensed or managed woodlands in Nova Scotia.

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

The sale qualified for gain recognition under the “full accrual method” described in Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate (“SFAS 66”).  Our commitment to accept acreage offered by the Purchaser to satisfy the timber requirements for the first 18 months of the FSA represents a “constructive obligation”.  As a result, we recognized a pre-tax gain on the sale of approximately $122.6 million in the three and six months ended June 30, 2006 and deferred approximately $9.0 million, which represents our estimated “maximum exposure to loss”, related to the constructive obligation under the FSA.  The deferral related to the constructive obligation will be amortized through December 2007. For the three and nine months ended September 30, 2006, we recognized approximately $1.5 million of such deferred gain.

Recent Developments

On October 11, 2006, we completed our previously announced purchase of the outstanding interests of FiberMark Services GmbH & Co. KG and the outstanding interests of FiberMark Beteiligungs GmbH (collectively, “Neenah Germany”).  Neenah Germany was acquired from FiberMark, Inc., and FiberMark International Holdings LLC for $218 million in cash. The transaction was financed through $160 million of available cash and $58 million of debt drawn against our senior credit facility.

The assets acquired as a result of the acquisition of Neenah Germany consist of three mills located near Munich and Frankfurt, that produce a wide range of products, including transportation and other filter media, non-woven wall coverings, masking and other tapes, abrasive backings, and specialized printing and coating substrates.  Neenah Germany will be operated as part of the Company’s technical products business. As reported to us by the previous owner, in 2005, Neenah Germany had net sales and operating income of $221 million and $29 million, respectively.

In October 2006, we amended our credit agreement (the “Credit Agreement”) to, among other things, (i) increase availability under our revolving credit agreement (the “Revolver”) from $150 million to $165 million, (ii) extend the termination date of the Credit Agreement to November 30, 2010, (iii) set the interest rate under the Revolver to either (A) the Prime Rate (as defined) plus a percentage ranging from 0% to 0.75%, or (B) LIBOR plus a percentage ranging from 1.25% to 2.25%, (iv) reduce the commitment fee pricing on the Revolver, and (iv) make other definitional, administrative and covenant modifications to the Credit Agreement.  In the amendment, the lenders also consented to consummation of our announced purchase of Neenah Germany (see “Liquidity and Capital Resources — Credit Agreement Amendment” below).

Results of Continuing Operations

Consolidated operating income for the three months ended September 30, 2006 decreased $4.9 million from the prior year primarily due to unfavorable results for the pulp segment.  The decrease in earnings for the pulp segment was primarily the result of unfavorable currency translation effects related to the strengthening of the Canadian dollar compared to the U.S. dollar and an unfavorable comparison on pulp hedging activities.  In addition, manufacturing costs increased for all segments primarily due to higher raw material, energy and labor costs. These unfavorable factors were only partially offset by higher average selling prices and favorable volume in all our businesses.  Higher average selling prices in our paper businesses primarily reflected the realization of price increases implemented in January 2006 and, to a lesser extent, in the second half of 2005. Favorable pricing in our pulp business was due to higher average market prices for softwood pulp, partially offset by losses on pulp future contracts.

Consolidated operating income for the nine months ended September 30, 2006 increased $106.6 compared to 2005 due to the gain on the sale of woodlands (see “Sale of Woodlands” above).  Excluding the gain on sale, consolidated operating income was $17.5 million unfavorable to the prior year primarily due to unfavorable currency translation effects related to the strengthening of the Canadian dollar compared to the U.S. dollar, higher manufacturing costs, and increased corporate expenses for stock-based compensation and depreciation related to our enterprise resource planning (“ERP”) software.  The unfavorable manufacturing costs were primarily due to higher raw material (primarily fiber and latex), energy and labor costs. These unfavorable effects were partially offset by higher average net prices in all of our businesses.

On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS 123R”) using the modified-prospective transition method. Stock-based compensation cost recognized under SFAS 123R in the three and nine months ended September 30, 2006 was $1.2 million and $3.9 million, respectively, and consisted of (a) compensation cost for all unvested stock-based grants outstanding as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS123, Accounting for Stock-Based Compensation (“SFAS 123”) and (b) compensation cost for all stock-based awards granted subsequent to adoption based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The adoption of SFAS 123R resulted in additional stock-based compensation expense of $0.9 million and income tax benefits of $0.3 million and reduced EPS by $0.04 for the three months ended September 30, 2006.  For the nine months ended September 30, 2006 additional stock-based compensation and related income tax benefits were $3.0 million and $1.1 million, respectively, and reduced EPS by $0.13.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, income before interest and income taxes (which we refer to as “operating income”) and other information relevant to an understanding of our results of operations for the three and nine months ended September 30, 2006 and 2005.

Analysis of Net Sales—Three and Nine Months Ended September 30, 2006 and 2005

The following table presents net sales by segment, expressed as a percentage of total net sales before intersegment eliminations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Fine Paper	38%	41%	40%	42%
Technical Products	24%	22%	24%	25%
Pulp	38%	37%	36%	33%
Total	100.0%	100.0%	100.0%	100.0%

The following table presents our net sales by segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales
Fine Paper	$53.8	$52.2	$169.2	$166.9
Technical Products	33.5	28.7	100.3	99.0
Pulp	54.2	47.7	149.4	133.9
Intersegment sales	(0.1)	(0.9)	(1.8)	(1.1)
Consolidated	$141.4	$127.7	$417.1	$398.7

Commentary:

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

	Change in Net Sales Compared to Prior Period
		Change Due To
	Total Change	Volume	Average Net Price
Fine Paper	$1.6	$1.6	$—
Technical Products	4.8	3.9	0.9
Pulp (a)	6.5	5.3	1.2
Intersegment sales	0.8	0.8	—
Consolidated	$13.7	$11.6	$2.1

(a)          Sales of pulp by our Canadian manufacturing facilities are invoiced in U.S. dollars in accordance with industry practice; therefore, no currency effects are presented in our analysis of the change in net sales for our pulp operations.  Average net price was reduced by $4.9 million due to an unfavorable comparison on pulp hedging activities.

Consolidated net sales increased 11% in the three months ended September 30, 2006 compared to the prior year period primarily due to increased volume for all segments and higher average net selling prices for pulp and technical products.

•             Net sales in our fine paper business increased $1.6 million, or 3%, primarily due to a 3% increase in volume. Average net selling prices were essentially unchanged as price increases on branded products implemented in the first quarter of 2006 were offset by a lower priced mix of unbranded products.

•             Net sales in our technical products business increased $4.8 million, or 17%, primarily due to a 12% increase in unit volumes.  The increase in unit volumes was primarily due to increased shipments of tape, abrasive, label and specialty grades.  The increase in average net selling prices was due to the implementation of a surcharge to recover higher raw material costs and a general price increase implemented in January 2006.

•             Net sales in our pulp business increased $6.5 million, or 14%, primarily due to an 11% increase in shipments. The volume increase reflected a shift in the timing of shipments to customers, including shipments to Kimberly-Clark under the pulp supply agreement, due to the strike at Terrace Bay and a decision to reduce finished goods inventory levels. Average net selling prices were favorable as higher average market prices for softwood pulp were only partially offset by an unfavorable comparison on pulp hedging activities ($5.8 million).

Commentary:

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

	Change in Net Sales Compared to Prior Period
		Change Due To
	Total Change	Volume	Average Net Price
Fine Paper	$2.3	$(0.4)	$2.7
Technical Products	1.3	(0.8)	2.1
Pulp (a)	15.5	13.0	2.5
Intersegment sales	(0.7)	(0.7)	—
Consolidated	$18.4	$11.1	$7.3

(a)          Sales of pulp by our Canadian manufacturing facilities are invoiced in U.S. dollars in accordance with industry practice; therefore, no currency effects are presented in our analysis of the change in net sales for our pulp operations.  Average net price was reduced by $7.0 million due to an unfavorable comparison on pulp hedging activities.

Consolidated net sales for the nine months ended September 30, 2006 were 5% higher than the prior year period primarily due to increased pulp shipments and favorable average net selling prices for all our businesses.

•             Net sales in our fine paper business increased $2.3 million, or 1%, primarily due to higher average net prices. Higher average net selling prices reflected the realization of price increases on branded products implemented in January and June 2006. Unit volumes were essentially unchanged from the prior year.

•             Net sales in our technical products business increased $1.3 million, or 1%, primarily due to higher average net selling prices.  The increase in average net selling prices was primarily due to the implementation of a surcharge to recover higher raw material costs and a general price increase in January 2006, partially offset by unfavorable product mix and lower sales of specialty grades.

•             Net sales in our pulp business increased $15.5 million, or 12%, primarily due to an increase in shipments.  The increase in shipments was primarily due to the timing of customer orders and a decrease in finished goods inventory levels in the third quarter of 2006. Average net selling prices increased as higher average market prices for softwood pulp were only partially offset by losses on pulp future contracts ($7.0 million).

The following table sets forth line items from our condensed consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	85.9	81.0	83.3	78.7
Gross profit	14.1	19.0	16.7	21.3
Selling, general and administrative expenses	9.3	9.7	9.6	9.3
Gain on sale of woodlands	(1.1)	—	(29.7)	—
Other (income) expense - net	(1.5)	(2.7)	(1.4)	(1.2)
Operating income	7.4	12.0	38.2	13.2
Interest expense-net	2.0	3.5	2.7	3.4
Income from continuing operations before income taxes	5.4	8.5	35.5	9.8
Provision for income taxes	2.2	3.0	13.4	3.5
Income from continuing operations	3.2%	5.5%	22.1%	6.3%

Analysis of Operating Income —Three and Nine Months Ended September 30, 2006 and 2005

The following table sets forth our operating income by segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Operating income
Fine Paper	$12.8	$12.3	$43.9	$45.3
Technical Products	0.9	0.2	5.8	8.0
Pulp	(0.3)	4.6	119.2	4.6
Unallocated corporate costs	(2.9)	(1.7)	(9.5)	(5.1)
Consolidated	$10.5	$15.4	$159.4	$52.8

Commentary:

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

	Change in Operating Income (Loss) Compared to Prior Period
		Change Due To
	Total Change	Volume	Net Price (a)	Material Costs (b)	Currency	Other (c)
Fine Paper	$0.5	$0.6	$0.2	$(0.6)	$—	$0.3
Technical Products	0.7	1.0	1.2	(1.2)	—	(0.3)
Pulp	(4.9)	1.4	1.6	(3.1)	(7.9)	3.1
Unallocated corporate costs	(1.2)	—	—	—	—	(1.2)
Consolidated	$(4.9)	$3.0	$3.0	$(4.9)	$(7.9)	$1.9

(a)          Includes price changes, net of pulp discounts and changes in product mix.

(b)         Includes price changes for raw materials and energy.

(c)          Includes gain on woodlands sale, annual maintenance-related downtime spending, other materials, manufacturing labor, distribution and selling, general and administrative expenses.

Consolidated operating income for the three months ended September 30, 2006 decreased $4.9 million from the prior year primarily due to unfavorable results for the pulp segment.  The decrease in earnings for the pulp segment was primarily the result of unfavorable currency effects related to the strengthening of the Canadian dollar compared to the U.S. dollar and an unfavorable comparison on pulp hedging activities.  In addition, manufacturing costs increased for all segments primarily due to higher raw material, energy and labor costs. These unfavorable effects were partially offset by increased volume and higher average net prices in all of our businesses.

•             Operating income for our fine paper business increased $0.5 million, or 4%, primarily due to increased shipments and higher average net selling prices. The increase in average net selling prices was primarily due to the realization of price increases on branded products implemented in the first quarter of 2006.  The increase in manufacturing costs was primarily due to higher fiber and labor costs.

•             Operating income for our technical products business increased $0.7 million primarily due to higher average net selling prices and increased unit volumes.  The increase in average net selling prices was primarily due to the realization of a general price increase in January 2006 and the implementation of a surcharge to recover increased latex costs.  The increase in shipments primarily reflected higher sales of tape, abrasives, label and specialty grades.  Manufacturing costs were unfavorable to the prior year primarily due to increased costs for pulp, latex and labor.

•             Operating income for our pulp business decreased $4.9 million from the prior year and resulted in an operating loss of $0.3 million.  The unfavorable comparison to the prior year period was primarily due to unfavorable currency effects related to the strengthening of the Canadian dollar compared to the U.S. dollar, an unfavorable comparison on pulp hedging activities ($4.9 million) and higher wood costs. These unfavorable effects were only partially offset by higher average net selling prices and increased shipment volume.  Average net selling prices increased due to higher market prices for softwood pulp that were only partially offset by losses on pulp future contracts.

•             Unallocated corporate expenses increased by $1.2 million primarily due to amortization of stock-based compensation. Amortization of stock based compensation increased approximately $0.9 million due to the adoption on January 1, 2006 of SFAS 123R.

Commentary:

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

	Change in Operating Income (Loss) Compared to Prior Period
		Change Due To
	Total Change	Volume	Net Price (a)	Material Costs (b)	Currency	Other (c)
Fine Paper	$(1.4)	$(0.1)	$2.9	$(2.9)	$—	$(1.3)
Technical Products	(2.2)	0.1	2.8	(2.5)	—	(2.6)
Pulp (d)	114.6	0.4	2.2	(3.0)	(16.3)	131.3
Unallocated corporate costs	(4.4)	—	—	—	—	(4.4)
Consolidated	$106.6	$0.4	$7.9	$(8.4)	$(16.3)	$123.0

(a)          Includes price changes, net of pulp discounts and changes in product mix.

(b)         Includes price changes for raw materials and energy.

(c)          Includes gain on woodlands sale, annual maintenance-related downtime spending, other materials, manufacturing labor, distribution and selling, general and administrative expenses.

(d)         Operating income for our pulp business in 2006 includes a gain of $124.1 million related to the sale of woodlands in Nova Scotia, Canada.

Consolidated operating income for the nine months ended September 30, 2006 increased $106.6 compared to 2005 due to the $124.1 million gain on the sale of woodlands.  Excluding the gain on sale, consolidated operating income was $17.5 million unfavorable to the prior year primarily due to unfavorable currency effects related to the strengthening of the Canadian dollar compared to the U.S. dollar, higher manufacturing costs, and increased corporate expenses for stock-based compensation and depreciation related to our ERP software.  These unfavorable effects were partially offset by higher average net prices in all our businesses.

•             Operating income for our fine paper business decreased $1.4 million, or 3%, primarily due to higher raw material, energy and labor costs. The increase in manufacturing costs was partially offset by higher average net selling prices due to the realization of price increases on branded products implemented in the first quarter of 2006.

•             Operating income for our technical products business decreased $2.2 million, or 28%, primarily due to higher raw material (primarily latex and pulp), energy and labor costs. The increase in manufacturing costs was partially offset by higher average net selling prices due to the realization of a general price increase in January 2006 and the implementation of a surcharge to recover increased latex costs.

•             Operating income for our pulp business increased $114.6 million from the prior year due to the gain on the sale of the woodlands ($124.1 million). Excluding the gain on sale of the woodlands, operating income for the pulp business decreased $9.5 million due to unfavorable currency effects related to the strengthening of the Canadian dollar compared to the U.S. dollar, an unfavorable comparison on pulp hedging activities and higher raw material and energy costs. These effects were partially offset by higher selling prices.

•             Unallocated corporate expenses increased by $4.4 million primarily due to amortization of stock-based compensation and depreciation related to our ERP software. Amortization of stock based compensation increased approximately $3.0 million due to the adoption on January 1, 2006 of SFAS 123R.

Additional Statement of Operations Commentary:

•             For the three months ended September 30, 2006 and 2005 we incurred $2.8 million and $4.5 million, respectively, of net interest expense (including $0.5 million of amortization of debt issuance costs in both periods) primarily on our $225 million of senior notes.  The decrease in net interest expense was primarily due to interest income earned on the proceeds from the woodlands sale.  Net interest expense for the nine months ended September 30, 2006 and 2005 was $11.4 million and $13.8 million, respectively.

•             The effective tax rate was 40.3% and 37.7% for the three and nine months ended September 30, 2006 and 35.8% and 35.9% for the three and nine months ended September 30, 2005.  The increase in the effective tax rate was primarily due to generating a higher proportion of taxable income in tax jurisdictions with relatively higher marginal tax rates.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2006	2005
Net cash flow provided by (used in):
Operating activities	$52.7	$46.3
Investing activities	99.9	(18.1)
Financing activities	(4.8)	(1.6)
Capital expenditures	15.4	18.0

Operating Cash Flow Commentary:

•             Cash provided by operations of $52.7 million for the nine months ended September 30, 2006 increased $6.4 million from the comparable period of the prior year. This increase was primarily due to a decrease in operating working capital, partially offset by lower earnings (excluding the gain on the sale of the woodlands and the non-cash effects of deferred income taxes, depreciation and the loss on settlement of the Terrace Bay pension plan) and pension contributions to settle liabilities for current retirees in the Terrace Bay pension plan. The decrease in operating working capital was primarily due to the depletion of finished goods inventory and the collection of accounts receivable at the Terrace Bay mill.

Investing Commentary:

•             Cash provided by investing activities for the nine months ended September 30, 2006 of $99.9 million, increased $118.0 million from the prior year period.  The increase was primarily due to net proceeds from the sale of woodlands of $134.8 million, partially offset by payments of

$18.6 million to Buchanan to transfer the Terrace Bay mill.  Capital spending for the first nine months of 2006 of $15.4 million was $2.6 million lower than the comparable prior year period.  The decrease was primarily due to spending for the acquisition and installation of ERP software and leasehold improvements at our new research and development center in the prior year.

•             Including our German operations, we have aggregate planned capital expenditures of approximately $25 million to $30 million for 2006 and approximately $45 million in 2007.  The increase from prior estimates is primarily due to the inclusion of Neenah Germany and major projects in those operations to add capacity and increase productivity. These capital expenditures are not expected to have a material adverse effect on our financial condition, results of operations or liquidity.  We expect to finance these capital expenditures through cash generated by operations and incremental borrowings, as necessary.

Financing Commentary:

•             Our liquidity requirements are being provided by cash generated from operations, proceeds from asset sales and short- and long-term borrowings. Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. At September 30, 2006, we had $145 thousand outstanding under our revolving credit facility, outstanding letters of credit of $2.9 million and $119.0 million of borrowing availability.

•             We financed the acquisition of our ERP software ($3.6 million) through third-party financing payable over three years.  In the nine months ended September 30, 2006, payments under the agreements for our ERP software were $0.9 million.

•             In the first quarter of 2005, we issued a short-term note for $2.3 million to finance insurance premiums which were repaid in equal monthly installments through December 2005.

•             We paid cash dividends of $0.30 per share or $4.4 million in the first nine months of 2006.

Transfer of the Terrace Bay Mill:

•             In conjunction with the transfer of the Terrace Bay mill to Buchanan and as a closing condition of the agreement, we initiated plans to curtail and settle our Ontario, Canada defined benefit pension plan. In August 2006, we made a payment to the pension trust of approximately $10.8 million for the purchase of annuity contracts to settle our pension liability for current retirees. As a result of the transaction, we recognized a pension curtailment and settlement loss of approximately $26.4 million in the three months ended September 30, 2006.  In addition, we expect to record a settlement loss of approximately $40 million and make a payment of approximately $6 million related to the future settlement of pension obligations for active employees.  The timing and amount of the payment and recognition of the loss to settle the liability for active employees is dependent upon, among other things, an actuarial determination of the value of the obligations being settled, the cost of annuity contracts, regulatory approval to settle the plan and employee elections.

Acquisition of Neenah Germany:

•             On October 11, 2006, we completed our previously announced purchase of the outstanding interests of Neenah Germany.  Neenah Germany was acquired from FiberMark, Inc., and FiberMark International Holdings LLC for $218 million in cash. The transaction was financed through $160 million of available cash and $58 million of debt drawn against our senior credit facility.

Credit Agreement Amendment:

•             In October 2006, we amended our Credit Agreement to, among other things, (i) increase availability under our Revolver from $150 million to $165 million, (ii) extend the termination date of the Credit Agreement to November 30, 2010, (iii) set the interest rate under the Revolver to either (A) the Prime Rate (as defined) plus a percentage ranging from 0% to 0.75%, or (B) LIBOR plus a percentage ranging from 1.25% to 2.25%, (iv) reduce the commitment fee pricing on the Revolver, and (iv) make other definitional, administrative and covenant modifications to the Credit Agreement.

•             In the amendment, the lenders also consented to consummation of our announced purchase of Neenah Germany.  Neenah Germany is not expected to become a borrower or guarantor with respect to the Revolver.  However, we pledged 65% of our equity interest in Neenah Germany as security for our obligations under the Credit Agreement.

•             Our ability to borrow under the Revolver is limited by the amendment to the lowest of (a) $165 million, (b) our borrowing base (as determined in accordance with the amended Credit Agreement), and (c) the applicable cap on the amount of “credit facilities” under the indenture.  As of October 3, 2006, our borrowing base was approximately $150 million. The amount of the borrowing base is subject to change from time to time in accordance with the terms of the Credit Agreement.

•             In anticipation of completing the purchase of Neenah Germany, we borrowed $58.0 million in principal amount under the Revolver on October 6, 2006, and as of October 31, 2006, the total amount outstanding under the Revolver was approximately $50.3 million. The weighted average interest rate on such borrowings was 7.13%. While the amendment increases the total commitment available under the Revolver, no assurance can be given that we will meet the requirements to borrow the full amount available under the Revolver.

•             The Revolver, as amended, contains events of default customary for financings of this type, including failure to pay principal or interest, materially false representations or warranties, failure to observe covenants and other terms of the Revolver, cross-defaults to other indebtedness, bankruptcy, insolvency, various ERISA violations, the incurrence of material judgments and changes in control.

Management believes that the ability to generate cash from operations and our borrowing capacity under our revolving credit facility (as amended) are adequate to fund working capital, capital spending and other cash needs in the foreseeable future. Our ability to generate adequate cash from operations in the future, however, will depend on, among other things, our ability to successfully implement our business strategies and cost cutting initiatives, and to manage the impact of changes in pulp prices and currencies. We can give no assurance that we will be able to successfully implement those strategies and cost cutting initiatives, or successfully manage our pulp pricing and currency exposures.

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

Accounting Guidance Adopted During the Nine Months Ended September 30, 2006

On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified-prospective transition method. Stock-based compensation cost recognized under SFAS 123R in the three months and nine months ended September 30, 2006 was $1.2 million and $3.9 million, respectively, and consisted of (a) compensation cost for all unvested stock-based grants outstanding as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS123 and (b) compensation cost for all stock-based awards granted subsequent to adoption based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The amount of stock-based compensation cost recognized is based on the fair value of grants that are ultimately expected to vest and is recognized pro-rata over the requisite service period for the entire award. The adoption of SFAS 123R resulted in additional stock-based compensation expense of $0.9 million and income tax benefits of $0.3 million and reduced EPS by $0.04 for the three months ended September 30, 2006.  For the nine months ended September 30, 2006 additional stock-based compensation and related income tax benefits were $3.0 million and $1.1 million and reduced EPS by $0.13.

Accounting Guidance Issued but not Adopted During the Nine Months Ended September 30, 2006

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”) which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.

SFAS 158 requires disclosure of additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, Employers’ Accounting for Pensions, or No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.

SFAS 158 is effective for fiscal years ending after December 15, 2006 for employers with publicly traded equity securities.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008; however, the Company currently measures the funded status of its benefit plans as of year-end.  The Company will adopt the balance sheet recognition provision of SFAS 158 as of December 31, 2006. The Company is evaluating SFAS 158 and assuming current economic conditions continue, the Company expects that adoption of SFAS 158 will reduce Stockholders’ equity by approximately $60 million.

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 provides guidance on the consideration to be given to prior year misstatements when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated. SAB 108 requires the quantification of misstatements based on their impact to both the balance sheet and the statement of operations to determine materiality. The guidance provides for a one-time cumulative-effect adjustment to correct for misstatements for errors that were not deemed material under a company’s prior approach but are material under the SAB 108 approach. SAB 108 is effective as of December 31, 2006 for calendar year companies. The implementation of SAB 108 is not expected to have a material impact on the Company’s financial position or results of operations.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Exchange Act, the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), or in releases made by the SEC, all as may be amended from time to time. Statements contained in this quarterly report that are not historical facts may be forward-looking statements within the meaning of the PSLRA. Any such forward-looking statements reflect our beliefs and assumptions and are based on information currently available to us. Forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements we make are not guarantees or indicative of future performance. For additional information regarding factors that may cause our results of operations to differ materially from those presented herein, please see “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and as are detailed from time to time in other reports we file with the SEC.

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

•             general economic conditions, particularly in the United States, Canada and Germany;

•             fluctuations in global equity and fixed-income markets;

•             the competitive environment;

•             fluctuations in commodity prices, exchange rates (in particular changes in the U.S./Canadian dollar and U.S./Euro currency exchange rates) and interest rates;

•             the cost or availability of wood, other raw materials and energy;

•             unanticipated expenditures related to the cost of compliance with environmental and other governmental regulations;

•             our ability to control costs and implement measures designed to enhance operating efficiencies;

•             the ability to realize anticipated cost savings and the successful integration of the Neenah Germany operations;

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2006, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2006.

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

There has been no change in our internal control over financial reporting during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Except as described above, there have been no other changes in our internal control over financial reporting since December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2.1

Sale and Purchase Agreement dated as of August 9, 2006 by and between FiberMark, Inc., FiberMark International Holdings LLC, and Neenah Paper, Inc. (Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 11, 2006).

2.2

Assignment of Sale and Purchase Agreement Rights dated October 11, 2006 by and between Neenah Paper, Inc. and Neenah Paper International, LLC (Incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K filed October 11, 2006).

2.3	Asset Purchase Agreement dated as of August 4, 2006 by and among Neenah Paper Company of Canada, NPCC Holding Company, LLC and Eagle Logging Inc. (filed herewith).*
2.4	Asset Purchase Agreement dated as of August 4, 2006 by and among Neenah Paper Company of Canada, NPCC Holding Company, LLC and Terrace Bay Pulp Inc. (filed herewith).*
10.1

Amended and Restated Pulp Supply Agreement dated August 29, 2006 between Neenah Paper, Inc. and Kimberly-Clark Global Sales, Inc. (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 5, 2006)

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  A list of omitted exhibits and schedules is attached to each of the indicated items.  The exhibits and schedules have been omitted in accordance with Item 601(b)(2) of Regulation S-K.  The Company hereby undertakes to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits or schedules upon request.

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

November 9, 2006