Form 10-K
period 2006-12-31
Neenah Paper Inc
filed 2007-03-16
CIK 1296435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2006 (based on the closing stock price on the New York Stock Exchange) on such date was $450 million.

As of February 28, 2006, there were 14,811,520 shares of the Company’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the definitive proxy statement for the Company’s Annual Meeting of Stockholders to be held on May 14, 2007 is incorporated by reference into Part III hereof.

PART I

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” “Neenah” or the “Company” are intended to mean Neenah Paper, Inc. and its consolidated subsidiaries.

Item 1.                          Business

Overview

Neenah, a Delaware corporation, was incorporated in April 2004 in contemplation of the spin-off by Kimberly-Clark Corporation (“Kimberly-Clark”) of its fine paper and technical products businesses in the United States and its Canadian pulp business (collectively, the “Pulp and Paper Business”). We had no material assets or activities until Kimberly-Clark’s transfer to us of the Pulp and Paper business on November 30, 2004. On that date, Kimberly-Clark completed the distribution of all of the shares of our common stock to the stockholders of Kimberly-Clark (the “Spin-Off”). Kimberly-Clark stockholders received a dividend of one share of our common stock for every 33 shares of Kimberly-Clark common stock held. Based on a private letter ruling Kimberly-Clark received from the Internal Revenue Service, receipt of our shares in the Spin-Off was tax-free for United States federal income tax purposes. Following the Spin-Off, we are an independent public company and Kimberly-Clark has no ownership interest in us.

We are a leading international producer of premium fine papers and technical products. We also produce bleached kraft market pulp in Canada, where we own approximately 500,000 acres of timberlands and have non-exclusive rights to harvest wood off approximately 200,000 acres of other timberlands. We have three primary operations: our fine paper business, our technical products business and our pulp business.

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

Our technical products business is a leading producer of transportation and other filter media and durable, saturated and coated substrates for a variety of end uses. We sell our technical products globally into 17 product categories, and we focus on categories where we believe we are a market leader or have a competitive advantage, which include, among others, transportation and other filter media, nonwoven wall coverings, specialty tape, label, abrasive, medical packaging and heat transfer technical products markets. We are also a global supplier of materials used to create customer-specific components for furniture, book covers and original equipment manufacturers’ products. Our customers are located in more than 35 countries. Our technical products manufacturing facilities are located in Munising, Michigan and near Munich and Frankfurt, Germany.

Our pulp business primarily produces northern bleached softwood kraft pulp used by paper mills to manufacturer tissue and printing and writing papers. Our pulp business consists of a mill located in Pictou, Nova Scotia together with related timberlands. The Pictou mill is comprised of a single-line pulp facility, which produces primarily softwood pulp, as well as timberlands encompassing approximately 500,000 acres of owned and 200,000 acres of licensed or managed land in Nova Scotia. Timberland operations on land owned and licensed by the Pictou mill are provided by third-party contractors. In 2006, the Pictou mill produced approximately 260,000 metric tons of bleached kraft pulp.

Recent Developments

In June 2006, we completed the sale of approximately 500,000 acres of woodlands in Nova Scotia for gross proceeds of $139.1 million. The agreement includes a fiber supply agreement to secure a source of fiber for the Company’s Pictou pulp mill. The transaction resulted in a net pre-tax gain of $131.6 million. See Note 3 of Notes to Consolidated and Combined Financial Statements, “Sale of Woodlands.”

In August 2006, we completed the transfer of our Terrace Bay mill and related woodlands operations (excluding certain working capital amounts and post-employment obligations) to certain affiliates of Buchanan Forest Products Ltd. (“Buchanan”).  Pursuant to the terms of the agreement, Buchanan assumed responsibility for substantially all liabilities related to the future operation of the mill in exchange for a payment of $18.6 million. See Note 4 of Notes to Consolidated and Combined Financial Statements, “Discontinued Operations.”

In October 2006, we completed the purchase of the outstanding interests of FiberMark Services GmbH & Co. KG and the outstanding interests of FiberMark Beteiligungs GmbH (collectively “Neenah Germany”).  Neenah Germany was acquired from FiberMark, Inc. and FiberMark International Holdings LLC for $218 million in cash. The assets acquired as a result of the acquisition of Neenah Germany consist of three mills located near Munich and Frankfurt Germany, that produce a wide range of products, including transportation and other filter media, non-woven wall coverings, masking and other tapes, abrasive backings, and specialized printing and coating substrates. Neenah Germany is being operated as part of our Technical Products business. See Note 5 of Notes to Consolidated and Combined Financial Statements, “Acquisitions.”

In March 2007, we acquired the Fox Valley Corporation, which owns Fox River Paper Company, LLC (“Fox River”). We paid $52 million in cash for the acquisition and financed it through a combination of cash and debt drawn against our existing revolving credit facility. The assets acquired as a result of the acquisition of Fox River consist of four U.S. paper mills and various related assets, producing premium fine papers with well-known brands including STARWHITE®, SUNDANCE®, ESSE® and OXFORD®. The Fox River assets will be operated as part of our fine paper business.

In conjunction with the acquisition of Fox River, we announced plans to permanently close the Housatonic mill, located near Great Barrington, Massachusetts.  The Housatonic mill, the smallest of the fine paper plants acquired in the Fox River acquisition, has annual production capacity of approximately 15,000 tons per year and is expected to cease manufacturing operations by the end of the second quarter. The Housatonic mill was not profitable due to its small size, cost structure and the pricing of many of the grades made there. Closing the mill will allow us to eliminate costs and improve margins while still serving the needs of key customers.  We expect to incur one-time cash costs of approximately $3 million, which includes approximately $2 million for employee severance pay and approximately $1 million of other charges related to the closure. See Note 20 of Notes to Consolidated and Combined Financial Statements, “Subsequent Events”.

Company Structure

Our corporate structure consists of Neenah Paper, Inc., and four wholly-owned direct subsidiaries.

Neenah Paper, Inc. Neenah is a Delaware corporation that holds our trademarks and patents related to all of our U.S. businesses (except Fox River), all of our U.S. inventory, the real estate, mills and manufacturing assets associated with our fine paper businesses in Neenah and Whiting, WI, and all of the equity in our subsidiaries which are listed below. The common stock of Neenah is publicly traded on the New York Stock Exchange under the symbol “NP.”  Neenah Paper Sales, Inc, a Delaware corporation and wholly owned subsidiary of Neenah Paper, Inc., was merged into Neenah Paper, Inc. on December 31, 2006.

Neenah Paper Michigan, Inc. Neenah Paper Michigan, Inc. is a Delaware corporation that owns the real estate, the mill and the manufacturing assets associated with our U.S. technical products business.

NPCC Holding Company LLC. NPCC Holding Company LLC is a Delaware limited liability company and wholly owned subsidiary of Neenah. It owns all of the equity of Neenah Paper Company of Canada.  Neenah Paper Company of Canada is a Nova Scotia limited liability company that owns the real estate, the mill and the manufacturing assets associated with our pulp business operations in Pictou, Nova Scotia. It also conducts timberlands operations in the Province of Nova Scotia.

Fox Valley Corporation (name to be changed to Neenah Paper FVC, Inc).  Fox Valley Corporation is a Delaware corporation and wholly owned subsidiary of Neenah Paper, Inc., and owns all of the equity of Fox River Paper Company, LLC (name to be changed to Neenah Paper FR, LLC).  Fox River Paper Company, LLC is a Delaware limited liability company that owns the real estate, mills and manufacturing assets associated with our operations in Appleton, WI, Great Barrington, MA, Ripon, CA and Urbana, OH.

Neenah Paper International Holding Company, LLC.   Neenah Paper International Holding Company, LLC is a Delaware limited liability company and wholly owned subsidiary of Neenah Paper.  It owns all of the equity of Neenah Paper International, LLC.  Neenah Paper International LLC is a Delaware limited liability company that owns all of the equity of Neenah Germany GmbH and in conjunction with Neenah Germany GmbH all of the equity of Neenah Services GmbH & Co. KG.  Neenah Services GmbH & Co. KG is a German KG and with its subsidiaries owns the real estate and the manufacturing assets associated with our technical products business operations in Germany.

History of the Businesses

Fine Paper Business.   The fine paper business was incorporated in 1885 as the Neenah Paper Company, which initially operated a single paper mill located adjacent to the Fox River in Neenah, Wisconsin. Kimberly-Clark acquired the mill in 1956. In 1981, Kimberly-Clark purchased an additional mill located in Whiting, Wisconsin to increase the production capacity of the fine paper business. In the late 1980s and early 1990s, Kimberly-Clark expanded the capacity of the fine paper business in response to increased demand by rebuilding Whiting’s two paper machines and building two new paper machines at the Whiting mill. The Neenah facility underwent a major expansion in the early 1990s with the installation of a new paper machine, a new finishing center, a new customer service center and a distribution center expansion. As a result of decreased demand, in the 2000s the Neenah mill retired two of its older paper machines. In March 2007, we acquired Fox River a leading U.S. producer of premium fine papers. See “Recent Developments.”

Technical Products Business.   In 1952, Kimberly-Clark purchased the Munising mill, located in Munising, Michigan, which previously had produced sulfite pulp and butcher wrap paper. Subsequent to the purchase, Kimberly-Clark converted the mill to produce durable, saturated and coated papers for sale and use in a variety of industrial applications for its technical products business. In 2006, we purchased three mills located near Munich and Frankfurt, Germany from FiberMark, Inc. and FiberMark International Holdings LLC.  The mills produce a wide range of products, including transportation and other filter media, non-woven wall coverings, masking and other tapes, abrasive backings, and specialized printing and coating substrates.

Pulp Business.   The Pictou pulp mill was built in 1967 by the Scott Paper Company. Kimberly-Clark acquired the Pictou pulp mill and related timberlands operations in 1995 as part of its merger with the Scott Paper Company. The Terrace Bay pulp mill was built by Kimberly-Clark in 1948. In 2006, we disposed of the Terrace Bay mill and related woodlands (See “Business—Recent Developments”).

Business Strategy

Increase the Size of our Paper Businesses Relative to Our Overall Product Mix.   We believe our experienced team of employees and management are pursuing business strategies designed to take advantage of our existing strengths in our paper businesses—including our strong market positions, efficient operations, high-quality products and well recognized brands—while responding to the challenges faced by each unit. We expect to seek growth opportunities in our paper businesses, both organically and through acquisitions, that will allow these businesses to represent an increasing portion of Neenah Paper’s overall business composition.

Deliver Consistent Profitable Growth.   We believe that our fine paper and technical products production assets provide us with a flexible, efficient and low cost platform for growth and that our focus on cost efficiencies in pulp operations also will allow us to improve our results.

Provide Investors with Attractive Returns.   We believe return on capital is an important metric and that operating as a stand-alone company better allows us to allocate capital to our core businesses based on business priority and financial returns. We also expect to provide returns to investors over time by paying dividends in line with peer companies.

Products

Fine Paper Business.   The fine paper business manufactures and sells branded world-class premium writing, text, cover and specialty papers used in corporate annual reports, corporate identity packages, invitations, personal stationery and high-end packaging. Net sales of the fine paper business were approximately $224 million in 2006, $222 million in 2005 and $221 million in 2004.

Premium writing papers are used for business and personal stationery, corporate letterhead, corporate identity packages, private watermarked papers, envelopes and similar end-use applications. Market leading writing papers are sold by the fine paper business under the CLASSIC®, ENVIRONMENT®, NEENAH®, ATLAS® and OLD COUNCIL TREE® trademarks, which are denoted by a brand watermark in each sheet of writing paper. During 2006, we successfully introduced the NEENAH GREEN® environmental platform. Key components of the platform include (1) becoming the largest purchaser of green energy in the State of Wisconsin, (2) using papermaking waste by-products at a third party reprocessing site to create steam that is reused in papermaking, reducing carbon dioxide emissions by 80 percent at our Neenah mill and (3) introducing the first Forest Stewardship Council (FSC) watermarked paper and introducing it across all our CLASSIC® brands. We are the first premium text and cover manufacture to be certified as “Processed Chorine Free” in our 100 percent post-consumer products.  The fine paper business also sells private watermarked and other custom manufactured writing papers.

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

Technical Products Business.   The technical products business is a leading producer of durable, saturated and coated substrates for a variety of end uses, including tapes, premask, abrasives, filtration media, labels, medical packaging, decorative components, wallcovering, and image transfer papers. Net sales of our technical products business were approximately $183 million in 2006, $131 million in 2005 and $132 million in 2004. KIMDURA®, MUNISING LP®, PREVAIL™, NEENAH®, Gessner® and varitess® are brands of our technical products business.

Products of the technical products business are typically sold to other manufacturers as a component of a finished product. The technical products business sells its products into major market segments, including filtration, tape, premask, abrasives, wallcovering, label, medical packaging and ten specialty segments. Several key market segments served, including tape and abrasives, are global in scope.

The technical products business produces tape base sheets from latex saturated crepe and flat papers and sells them to manufacturers to produce finished pressure sensitive products for sale in automotive, automotive aftermarket, transportation, manufacturing and building construction, and industrial general purpose applications. Premask paper is used as a protective over wrap for products during the manufacturing process and for applying signs, labeling and other finished products.

The technical products business produces filtration media for automotive induction air, fuel, oil, and cabin air applications and vacuum cleaner bags and filters.  Transportation filtration media are sold to suppliers of automotive companies and of the automotive aftermarket.

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

Wallcovering substrates are made from saturated and coated wet-laid nonwovens and marketed to converters serving commercial and do-it-yourself markets.

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

Image transfer papers are used to transfer an image from paper to tee shirts, hats, coffee mugs, and other surfaces. The technical products business produces and applies a proprietary imaging coating to its image transfer papers for use in digital printing applications. Image transfer papers are primarily sold through large retail outlets and through master distributors who then offer small quantity options and services to the large number of customers in the supply channel.

The technical products business also produces and sells several other specialty papers including furniture backer, printing substrates, and release paper.

Pulp Business.   Our Pictou pulp mill produces virgin northern bleached softwood and hardwood kraft pulp and various blends of each for sale to paper mill customers located primarily in North America and Europe. In 2006, approximately 80% of our Pictou mills’ output was consumed by Kimberly-Clark. The Pictou pulp mill’s major products are Pictou HARMONY® Softwood (northern bleached softwood kraft pulp) and Pictou Hardwood (northern bleached hardwood kraft pulp).

Net sales of our pulp business were approximately $189 million in 2006, $184 million in 2005 and $177 million in 2004.

Markets and Customers

Fine Paper Business.   Premium papers are used primarily for stationery and corporate identification applications and represent approximately 3% of the uncoated free sheet market. Growth in the uncoated free sheet market has been restrained due to the increasing use of electronic media for communication. The stationery segment of this market is divided into cotton and sulfite grades. The text and cover paper segment of the market, used in corporate identification applications, is split between smooth papers and textured papers. Text papers have traditionally been utilized for special, high end collateral material such as corporate brochures, annual reports and special edition books. Cover papers are used as covers primarily for business cards, pocket folders, brochures and report covers including corporate annual reports.

The fine paper business sells its products through our sales and marketing organizations primarily in three channels: authorized paper distributors, converters and direct sales to specialty businesses. Distributor sales account for more than 80% of our customer base in the fine paper business, including distributor owned paper stores. There is also a small but growing sales channel in office supply catalogs and business copy center stores, primarily to distributors in North America. Less than 5% of the sales of our fine paper business in 2006 were exported to international distributors in Europe, South Africa, Asia and Australia.

Sales to the fine paper business’s two largest customers (both of which are distributors) represented approximately 30% of its total sales in 2006. We have limited our distribution agreements to improve our ability to control the marketing of our products. Although a complete loss of either of these customers would cause a temporary decline in the business’s sales volume, the decline could be partially offset by expanding sales to existing distributors, and further offset over a several month period with the addition of new distributors.

Technical Products Business.   The technical products business relies on a direct sales team and marketing organization to sell its products in 17 separate market segments in the U.S. and internationally. Such segments, broadly defined as polymer impregnated and synthetic paper, include papers used as components in the following applications: transportation and other filter media, nonwoven wall coverings, saturated label, clean room papers, release papers, abrasives, masking tape, decal premask, heat transfer, medical packaging, decorative components, durable printing papers, furniture components, washable tag, and industrial components. Our technical products business is recognized as a leading specialty paper manufacturer in the following market segments: furniture components, washable tag, decal premask, saturated label, clean room, saturated release paper, reinforced medical packaging and saturated abrasive backings.

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

The technical products business has over 500 customers worldwide. The distribution of sales in 2006 was approximately 55% in North America, 30% in Europe and 15% in Latin America and Asia. The distribution of sales during the fourth quarter of 2006, which includes the results of Neenah Germany for the period subsequent to its acquisition in October 2006, was approximately 30% in North America, 50% in Europe and 15% in Latin America and Asia and 5% in other countries. Customers typically convert and transform base papers and film into finished rolls and sheets by adding adhesives, coatings, and finishes. Such transformed product is then sold to end-users.

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

In 2006, Pictou produced about 248,000 metric tons of northern bleached softwood kraft pulp. In 2006, approximately 80% of Pictou’s northern bleached softwood kraft pulp production was sold to Kimberly-Clark. Our Pictou mill has historically sold or transferred more than 90% of its output of northern bleached softwood kraft pulp to Kimberly-Clark.

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

In 2006, our Pictou mill produced about 12,000 metric tons of northern bleached hardwood kraft pulp. In 2006, our Pictou mill sold more than 80% its northern bleached hardwood kraft pulp production to Kimberly-Clark. The balance of the pulp mill’s output of northern bleached hardwood kraft pulp was sold to our fine paper business and paper mills in the northeastern and midwestern United States.

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

Historically, our Pictou mill has transferred its pulp directly to Kimberly-Clark and used brokers for sales to external customers. We utilize an internal sales team to generate sales to external customers.

For the years ended December 31, 2006, 2005 and 2004, we had pulp sales to Kimberly-Clark of $163 million, $135 million and $137 million, respectively. Such sales represented approximately 86%, 73% and 77% of sales for our Pulp business in 2006, 2005 and 2004, respectively.  No single customer, other than Kimberly-Clark, accounted for more than 10% of our net sales in those years.

The following table presents further information about our businesses by geographic area (dollars in millions):

	Year Ended December 31,
	2006	2005	2004
Net sales
United States	$357.3	$352.9	$354.0
Canada	189.3	183.8	177.0
Europe	49.7	—	—
Intergeographic Items	(2.0)	(2.0)	(2.2)
Consolidated	$594.3	$534.7	$528.8

	December 31,
	2006	2005	2004
Total Assets
United States	$223.5	$231.9	$241.8
Canada	180.8	305.1	315.5
Europe	340.4	—	—
Total	$744.7	$537.0	$557.3

Raw Materials and Energy

Fine Paper Business.   Hardwood pulp is the primary fiber used to produce products of the fine paper business. Our fine paper business consumed approximately 54,000, 63,000 and 54,000 metric tons of hardwood pulp in 2006, 2005 and 2004, respectively. Other significant raw material inputs in the production of fine paper products include cotton fiber, recycled fiber, dyes and fillers. An interruption in our supply of pulp or cotton could adversely affect our fine paper sales. The fine paper business purchases substantially all of its raw materials externally.

Technical Products Business.   The technical products business purchases latex, a primary raw material used to produce its products, from various suppliers. Softwood pulp, including certain specialty pulp, is the other main raw material consumed. The technical products business purchases substantially all of its raw material requirements externally. We believe that all of the raw materials for our technical products operations, except for certain specialty latex grades and specialty softwood pulp, are readily available from several sources and that the loss of a single supplier would not cause a shutdown of our manufacturing operations. An interruption in the supply of certain latex specialty grades or specialty softwood pulp, however, could disrupt and eventually cause a shutdown of production of certain technical products.

Pulp Business.   Wood chips are the primary raw material needed to produce hardwood and softwood pulp. Our Pictou mill obtains its wood chips from several sawmills under agreements whereby Pictou supplies to the sawmills wood harvested from its own timberlands and 200,000 acres of licensed and managed land in Nova Scotia, and in return the sawmills supply wood chips to the Pictou mill. In conjunction with the sale of approximately 500,000 acres of woodlands in Nova Scotia (see “Recent Developments”), we entered into a fiber supply agreement (the “FSA”) with the purchaser to secure a source of fiber for our Pictou pulp mill.  Pursuant to the terms of the FSA, the purchaser will make available to us sufficient woodlands acreage to yield 200,000 metric tons of softwood timber annually.  Timber purchases under the FSA are at market-based prices subject to semi-annual adjustment. The FSA expires on December 31, 2010 and we have the option to unilaterally extend the contract for an additional five years.  The FSA can be extended for a subsequent five years upon our mutual agreement with the purchaser.  The price of wood chips can vary significantly based on the cost of logs, the strength of demand in the lumber and pulp markets and the amount of timber available for harvesting on government owned land. Other important raw materials used by our pulp mill are chemicals and supplies. Our pulp mill purchases all of its other raw materials externally.

Except for wood chips used by our pulp mill and certain specialty latex grades and specialty softwood pulp used by our technical products business, we are not aware of any significant concentration of business transacted with a particular supplier that could, if suddenly eliminated, have a material adverse affect on our operations. In 2006, two suppliers provided more than 70% of the wood chips used by the Pictou mill. While we believe that alternative sources of critical supplies, such as wood chips, would be available, disruption of our primary sources could create a temporary, adverse effect on product shipments. An interruption in the supply of a latex specialty grade or of specialty softwood pulp to our technical products business, each of which is currently obtain from a single source, could disrupt and eventually cause a shutdown of production of certain technical products.

The pulp and paper making processes use significant amounts of energy, primarily electricity, natural gas, oil, coal and bark fuel to operate the equipment and paper machines used in the manufacture of pulp and the products of the fine paper and technical products businesses. In January 2006, we entered into an agreement to purchase 350 thousand pounds per year of “Green Steam” to supply energy at our Neenah paper mill. We anticipate that the agreement will substantially reduce the mill’s annual consumption of natural gas. We generate substantially all of our electrical energy at the Munising and Pictou mills and approximately 20 percent of the electrical energy at our Bruckmühl mill. We also purchase “green-e” electrical energy from external sources, including electricity generated from biomass, windpower and low impact hydropower at our Wisconsin mills.

Availability of energy is not expected to be a problem in the foreseeable future, but the purchase price of such energy can and likely will fluctuate significantly based on changes in demand and other factors.

An adequate supply of water is needed to manufacture our products. We believe that there is an adequate supply of water for this purpose at each of our manufacturing locations.

Working Capital

Fine Paper Business.   The fine paper business maintains approximately 10 days of raw material inventories to support its paper making operations and about 40 days of finished goods inventory to fill customer orders. Its sales terms range between 20 and 30 days for payment by its customers, with 20 day terms used most often. Supplier invoices are typically paid within 30 days.

Technical Products Business.   On average, our U.S. technical products business maintains approximately 20 days of inventory of raw materials and supplies to support its manufacturing operations and approximately 18 to 20 days of finished goods inventory to support customer orders for its products. Sales terms in the technical products business vary depending on the type of product sold and customer category. Extended credit terms of 60 days or more are typically offered to customers located in international markets. On average sales are collected in approximately 35 to 40 days. On average supplier invoices are paid within 30 days.

On average, our German technical products business maintains approximately 30 days of inventory of raw materials and supplies to support its manufacturing operations and approximately 20 days of finished goods inventory to support customer orders for its products. Sales terms in the technical products business vary depending on the type of product sold and customer category. Extended credit terms of up to 120 days are typically offered to customers located in certain international markets. On average sales are collected in approximately 45 to 50 days. On average supplier invoices are paid within 20 days.

Pulp Business.   Our Pictou pulp mill maintains harvested log inventories on the ground for up to six months. They also maintain other raw material and supplies inventories ranging from 3 to 30 days to support their pulp making operations. The pulp mills typically maintain finished pulp inventories of 7 to 8 days to fill customer orders, and inventories related to a few grades for up to 60 days. For purchases other than wood chips, the pulp mill typically carries accounts payable at 30 to 45 day levels in accordance with various purchasing terms. Chip purchases are generally paid in 5 to 10 days from receipt. Sales terms generally range from 30 to 60 days with the majority at 45 days pursuant to the pulp supply agreement with Kimberly-Clark.

Competition

Fine Paper Business.   We believe our fine paper business is a leading supplier of premium writing, text, cover and specialty papers in North America. The fine paper business competes directly in this market with Mohawk Fine Papers Inc., Wausau Paper Corp. and other smaller companies. We believe the primary bases of competition for premium writing, text and cover papers are brand recognition, product quality, service, availability and promotional support, with price becoming an increasingly important factor. We have and will continue to invest in advertising and other programs aimed at graphic designers, printers and corporate end-users in order to communicate the advantages of using our products.

Technical Products Business.   In the tapes, abrasives, transportation and other filter media, nonwovens, wall coverings, medical packaging, label and decorative components segments, our technical products business competes in global markets with a number of large multinational competitors, including ArjoWiggins S.A.S., MeadWestvaco Corporation, Hollingsworth & Vose Company, Arkwright, Inc. and Ahlstrom Corporation. It also competes in some, but not all, of these segments with smaller regional manufacturers, such as Monadnock Paper Mills, Inc., Dresden Papier GmbH and Paper Line S.p.A. We believe the bases of competition in most of these segments are the ability to design and develop customized product features to meet customer specifications while maintaining quality, customer service and price. We believe our research and development program gives us an advantage in customizing base papers to meet customer needs. Although delivered pricing has become an increasingly important factor in supplier selection, our technical products business has been able to maintain its customer base in recent years.

Pulp Business.   The principal competitors of our pulp mill in the production of softwood and hardwood kraft pulp are Tembec, West Fraser Timber Co. Ltd, SFK Pulp Fund, Bowater Incorporated and Domtar Inc. In addition, competition in hardwood pulp is increasing from lower priced eucalyptus pulp manufacturers in South America. Most of this pulp is sold to paper mills in the eastern and midwestern United States and in Europe. The basis of competition for pulp is primarily price, including the freight cost to customer locations, pulp performance attributes and consistent quality. Pulp pricing is cyclical with increases and decreases primarily driven by general economic conditions and pulp production capacity.

Research and Development

Our main research and development laboratory is located in Roswell, Georgia. Our domestic technical products business maintains a research and development laboratory in Munising, Michigan to support its strategy of developing new products and technologies, and to support growth in its existing product lines and other strategically important markets. Our German technical products business maintains laboratory and research and development staff at each of its manufacturing locations and dedicated application engineers for key accounts to support product development and process improvements.  We have recently expanded test equipment for filter media including the construction of a nano fiber pilot plant for the testing of advanced filter media applications.  We have continually invested in product research and development with spending of $3.5 million in 2006, $2.2 million in 2005 and $1.5 million in 2004.

Intellectual Property

We own more than 50 trademarks with registrations in approximately 50 countries. Our business has built its market leading reputation on trademarked brands that date back as far as 1908. The CLASSIC family of brands is one of the most well known and respected trademarks in the printing and writing industry. The CLASSIC family includes CLASSIC CREST®, CLASSIC® Laid, CLASSIC® Linen, CLASSIC COLUMNS® and CLASSIC COTTON® papers. The CLASSIC family of products with the addition of the ENVIRONMENT®, ATLAS™, OLD COUNCIL TREE® and UV/ULTRA® II brands have played an important role in the marketing of the product lines of the fine paper business, which are recognized as an industry leader for quality, consistency and printing applications.

The KIMDURA® and MUNISING LP® trademarks have made a significant contribution to the marketing of synthetic film and clean room papers of the technical products business.  The Gessner® and varitess® trademarks have played an important role in the marketing of Neenah Germany product lines.

We own more than 40 patents and have multiple pending patent applications in the United States, Canada, Western Europe and certain other countries covering heat transfer paper, abrasives, medical packaging and fiber modification in the pulping process. We believe our heat transfer patents have contributed to establishing the technical products business as a leading supplier of heat transfer papers.

Backlog and Seasonality

Fine Paper Business.   The fine paper business has historically experienced a steady flow of orders with marginally higher sales in the first quarter due to annual report production and a slight reduction in the third quarter due to maintenance downtime. Orders for stock products are typically shipped within two days, while custom orders are shipped within two to three weeks of receipt. Raw material purchases and manufacturing schedules are planned based on a combination of historical trends, customer forecasts and current market conditions. The order backlogs in the fine paper business on December 31, 2006 and December 31, 2005 were $4.7 million and $4.1 million, respectively, representing eight and six days, respectively, of sales. We have previously filled the order backlog from December 31, 2005 and expect to fill the order backlog from December 31, 2006 within the current fiscal year.

Technical Products Business.   Historically, the technical products business has had a steady quarter to quarter shipments flow with reductions in the third quarter due to reduced customer converting schedules and in the fourth quarter due to a reduction in inventory levels by our customers. Notwithstanding relatively steady shipments from quarter to quarter, the order flow for the technical products business is subject to seasonal peaks for several of its products, such as the larger volume grades of tape, abrasives, premask, and label stock used primarily in the downstream finished goods manufacturing process. To assure timely shipments during these seasonal peaks, the technical products business has agreements with certain customers to manufacture orders and hold them in inventory for later shipment. The technical products business also manages these peaks with sales on consignment. Such sales represent less than 10% of the technical products business’s annual sales. Orders are typically shipped within six to eight weeks of receipt of the order. However, the technical products business periodically experiences periods where order entry levels surge, and order backlogs can increase substantially. Raw materials are purchased and manufacturing schedules are planned based on customer forecasts, current market conditions and individual orders for custom products. The order backlog in the technical products business on December 31, 2006 was approximately $60 million and represented approximately 16 percent of estimated prior year sales annualized to include the results of Neenah Germany for a full year. The order backlogs in the technical products business on December 31, 2005 was approximately $17 million and represented approximately 12 percent of prior year sales. We have previously filled the order backlog from December 31, 2005 and expect to fill the order backlog from December 31, 2006 within the current fiscal year.

Pulp Business.   Our Pictou pulp mill has historically taken a 10 to 14-day shutdown each year for major maintenance, thereby reducing pulp shipments in the quarter in which the shutdown occurs. In 2006, the maintenance shutdown at the Pictou mill was taken in October. Customer order patterns are consistent, except for a moderate reduction in European orders in the summer. In North America, orders are generally placed one month in advance, while European orders are based on a three-month rolling forecast.

Employee and Labor Relations

As of December 31, 2006, we had approximately 1,900 regular full-time employees of whom 620 hourly and 280 salaried employees were located in the United States, 230 hourly and 80 salaried employees were located in Canada, and 450 hourly and 260 salaried employees were located in Germany.

Hourly employees at the Pictou pulp mill are represented by the Communications, Energy and Paperworkers Union of Canada.  The collective bargaining agreement for the Pictou mill expires in May 2009.

Hourly employees at the Neenah, Whiting and Munising paper mills are represented by the United Steelworkers Union (the “USW”). The collective bargaining agreements for the Neenah, Whiting and Munising paper mills expire on February 1, 2009, July 1, 2009 and July 15, 2009, respectively. Additionally, these mills have bargained jointly with the union on pension matters. The agreements on pension matters for these mills expire in June 2007.

Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the “IG BCE”).  Union membership is voluntary, and under German law does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement that expired on February 28, 2007 cannot be determined.  The collective bargaining agreement covering union employees of Neenah Germany is negotiated by the IG BCE and a national trade association representing all employers in the industry.  The collective bargaining agreement between the IG BCE and the national trade association expired on February 28, 2007.  Negotiations on a new contract have not begun; however, we believe that expiration of the collective bargaining agreement will not result in a work stoppage.

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

We incur capital expenditures necessary to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States and internationally. For these purposes, we have planned capital expenditures for environmental projects during the period 2007 through 2010 of approximately $2 million to $3 million annually.  Following the completion of engineering studies and negotiations with local authorities and other interested parties in Canada, we do not currently anticipate any material capital expenditures would be required at the Pictou mill related to the effluent treatment system, total sulphur emissions or other environmental matters until 2009 or later. Our anticipated capital expenditures for environmental projects are not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

AVAILABLE INFORMATION

We are subject to the reporting requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934. As such, we file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet at the SEC’s web site at www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room in Washington, D.C., 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our common stock is traded on the New York Stock Exchange under the symbol “NP.” You may inspect the reports, proxy statements and other information concerning us at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

Our web site is www.neenah.com. Our reports on Form 10-K, Form 10-Q and Form 8-K, as well as amendments to those reports, are and will be available free of charge on our web site as soon as reasonably practicable after we file or furnish such reports with the SEC. In addition, you may request a copy of any of these reports (excluding exhibits) at no cost upon written request to us at: Investor Relations, Neenah Paper, Inc., 3460 Preston Ridge Road, Suite 600, Alpharetta, Georgia 30005.

Item 1A.                 Risk Factors

You should carefully consider each of the following risks and all of the other information contained in this Annual Report on Form 10-K. Some of the risks described below relate principally to our business and the industry in which we operate, while others relate principally to our indebtedness and separation from Kimberly-Clark. The remaining risks relate principally to the securities markets generally and ownership of our common stock.

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

Wood pulp is a commodity for which there are multiple other suppliers. Typically, commodities businesses compete primarily on the basis of price and availability. The revenues from producing a commodity tend to be cyclical, with periods of shortage and rapidly rising prices leading to increased production and increased industry investment until supply exceeds demand. Those periods are then typically followed by periods of reduced prices and excess and idle capacity until the cycle is repeated.

The following chart shows price information for northern bleached softwood kraft pulp from 1980 to 2006 and illustrates the cyclical nature of the pulp industry:

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

If we are unable to effectively respond to the significant challenges faced by our pulp business, which has experienced losses in recent periods, our financial condition, results of operations and cash flows will be materially and adversely affected.

We expect that our pulp business will continue to face a number of significant challenges relating to, among other things, the cyclical nature of the pulp industry (as described in the risk factor above), our cost structure and other factors.

Because our pulp business competes primarily on the basis of price and availability, the financial success of our pulp mill depends on its ability to produce pulp at a competitive cost. Our ability to contain or reduce costs at our pulp mills is significant to our business.

If our pulp business had been operated on a stand-alone basis during 2004 (prior to the Spin-Off) and if transfers of pulp to Kimberly-Clark in those years had reflected the prices at which we are selling pulp to Kimberly-Clark after the Spin-Off, we estimate that our pulp business would have reported negative gross profit of approximately $19 million in 2004. The negative pro forma gross profit in 2004 would have represented a decrease in our gross profit of about $26 million. The decrease in gross profit would have resulted from the resulting prices at which we would have sold pulp to Kimberly-Clark during those years.

Fluctuations in currency exchange rates could adversely affect our results.

Changes in the Canadian dollar exchange rate relative to the U.S. dollar have an effect on our results of operations and cash flows.  Exchange rate fluctuations for the Canadian dollar can have a material impact on our financial results because substantially all of our pulp mill’s expenses are incurred in Canadian dollars and our pulp revenues are denominated in U.S. dollars. For example, in 2006, a hypothetical $0.01 increase in the Canadian dollar relative to the U.S. dollar would have decreased our income before income taxes by more than $2 million, excluding additional currency remeasurement losses. We anticipate continued strength for the Canadian dollar relative to the U.S. dollar.

Exchange rate fluctuations for the Euro do not have a material effect on the operations or cash flows of our German technical products business.  Our German technical products business incurs substantially all of its costs and sells most of its production in Europe and, therefore, its operations and cash flows are not materially affected by changes in the exchange rate of the Euro relative to the U.S. dollar. Changes in the Euro exchange rate relative to the U.S. dollar will, however, have an effect on our reported results of operations.

We use hedging arrangements to reduce our exposure to Canadian dollar exchange rate fluctuations, although these arrangements could result in us incurring higher costs than we would incur without the arrangements.

The following chart shows changes in the U.S./Canadian dollar exchange rate from 1980 to 2006:

U.S. $/Canadian $ Exchange Rate History

Source: Resource Information Systems, Inc.

In addition, because we transact business in other foreign countries, some of our revenues and expenses are denominated in a currency other than the local currency of our operations. As a result, changes in exchange rates between the currency in which the transaction is denominated and the local currency of our operations into which the transaction is being recorded can impact the amount of local currency recorded for such transaction. This can result in more or less local currency revenues or costs related to such transaction, and thus have an effect on our reported income before income taxes.

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

We obtain a portion of the wood fiber required for our Pictou pulp mill from timberland areas licensed by the Nova Scotia provincial government. The government has granted us non-exclusive licenses for substantial timberland areas from which we obtain fiber, and we also obtain fiber harvested from timberland areas licensed to others by this government. There can be no assurance that the amount of fiber that we are allowed to harvest from these licensed areas will not be decreased, or that our licenses will continue to be renewed or extended by the governments on acceptable terms. In the area where our Pictou pulp mill is located, there is increasing competition for wood fiber from various other users. Concerns over the sustainability of forestry practices may also lead to reductions in the timberlands available for harvest to supply our pulp mill. In addition, aboriginal groups have made land claims against various levels of government which, if successful, would further reduce the timberlands from which wood could be harvested for our mill. Changes in governmental practices and policies as they apply to us and to others from whom we obtain fiber also may result in less fiber being available, increased costs to obtain the fiber and additional expense in meeting forestry and silviculture standards. These results could have a material adverse effect upon our financial position, liquidity and results of operations.

In addition, in 2006, two suppliers provided over 70% of the wood chips used by the Pictou mill. While we believe that alternative sources of critical supplies, such as wood chips, would be available, disruption of our primary sources could create a temporary, adverse effect on product shipments. Also, an interruption in supply of a latex specialty grade or of specialty softwood pulp to our technical products business, each of which we currently obtain from a single source, could disrupt and eventually cause a shutdown of production of certain technical products.

Our pulp mill may experience unexpected or prolonged shutdowns, which would adversely affect our financial position, results of operations and cash flows.

Our Pictou pulp mill requires annual shutdowns to perform major maintenance because it normally operates continuously. We generally schedule shutdowns of two weeks each year at the mill. The annual scheduled shutdown impacts our profitability and cash flow in the fiscal quarter in which the shutdown occurs. The annual maintenance shutdown at Pictou occurred in October 2006, which resulted in substantially lower operating results and lower production volumes in that month. In addition to scheduled shutdowns, as described above, depressed pulp prices may cause the pulp mill to shut down for a period of time if pulp prices fall to a level where it would be uneconomic to operate.

Unexpected production disruptions could also cause us to shut down the mill. Those disruptions could occur due to any number of circumstances, including shortages of raw materials, disruptions in the availability of transportation, labor disputes and mechanical or process failures. Specifically, the failure of our recovery boiler would result in a significant disruption to our business.

If our Pictou mill is shut down, it may experience prolonged startup periods, regardless of the reason for the shutdown. Those startup periods could range from several days to several weeks, depending on the reason for the shutdown and other factors. The annual pulp mill maintenance shutdown at Pictou is scheduled to occur in May 2007. The shutdown of the mill for a substantial period of time for any reason could have a material adverse effect on our financial position, cash flows and results of operations.

The results of our pulp business will depend on our pulp supply agreement with Kimberly-Clark and our ability to supply other customers.

The results of our pulp business prior to the Spin-Off were based almost entirely on pulp transfers to Kimberly-Clark. Kimberly-Clark is our largest customer and purchases pulp from us pursuant to the terms of a pulp supply agreement. If the pulp supply agreement were to be terminated, our financial condition, cash flows and results of operations would be materially and adversely affected.

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

We have experienced and may continue to experience decreased demand for some of our existing products. For example, our fine paper business has experienced decreased demand as a result of the growing use of digital and electronic communications media, while our technical products business must cope with a trend to replace durable papers with synthetic films. Our pulp business must compete with an increasing supply of, and in some cases customer preference for, lower priced eucalyptus pulps produced by competitors in the southern hemisphere. If we are unable to implement our business strategies to develop new sources of demand to effectively respond to decreased demand for our existing products, our financial position, cash flows and results of operations would be adversely affected.

The terms of our pulp supply agreement with Kimberly-Clark may require us, at times, to sell pulp at prices that are lower than the prices at which we may be able to sell pulp to other customers.

Our pulp supply agreement with Kimberly-Clark requires us to supply and Kimberly-Clark to purchase pulp from our pulp mill through 2008, subject to early termination provisions and the two year phase-down period discussed below. The prices at which we sell pulp to Kimberly-Clark under the supply agreement reflect a discount from published industry index prices that may be greater or less than the discount reflected in sales to other customers. The pulp supply agreement also contains minimum and maximum prices for northern bleached softwood kraft pulp shipped to North America prior to December 31, 2007, which may result in us charging Kimberly-Clark prices that are lower than those we could obtain from other customers.

In August 2006, the Company and Kimberly-Clark entered into an amended and restated pulp supply agreement (as amended and restated, the “Pulp Supply Agreement”), pursuant to which we agreed to supply and Kimberly-Clark agreed to purchase annually specified tonnages of northern bleached softwood and hardwood kraft pulp, except to the extent excused by a Force Majeure Event. For 2006, the commitment for northern bleached softwood kraft pulp was 322,000 metric tons. For 2007 and, 2008 and any subsequent years, the commitment is 365,000 metric tons and 345,000 metric tons, respectively. These tonnages have been and will be supplied to Kimberly-Clark by our Pictou Pulp mill and, on a pass-through basis, by our former Terrace Bay pulp mill (the “Terrace Bay Mill”) which we sold to Terrace Bay Pulp Inc. (“TBPI”) in August 2006. TBPI has agreed to perform substantially all of our obligations under the Pulp Supply Agreement and, together with three of its affiliated companies, to indemnify and hold the Company harmless for any claims arising from the Terrace Bay Mill’s failure to so perform.  In addition, our commitment to supply northern bleached hardwood kraft pulp from the Pictou Mill for 2006, 2007 and 2008 was 14,000, 20,000 and 10,000 metric tons, respectively.

The Pulp Supply Agreement may be partially terminated as to the Terrace Bay Mill portion of the pulp supply by either Kimberly-Clark or us giving a reduction notice on June 29, 2007.  If either we or Kimberly-Clark gives such a notice, then the Terrace Bay portion of the contract will cease on or about June 30, 2008, unless an earlier termination date is otherwise agreed upon by the parties.  A June 30, 2008 termination of the Terrace Bay portion of the Pulp Supply Agreement would cancel the pass-through sales agreement between us and TBPI with respect to the Terrace Bay Mill, but does not terminate our supply arrangements with Kimberly-Clark for pulp manufactured at the Pictou Mill.

Either party can elect a two-year phase-down period for the agreement, to begin no earlier than January 1, 2009, under which the commitments for northern bleached softwood kraft pulp in the first and second years of the phase-down period would be 225,000 and 150,000 metric tons, respectively. If either company were to choose to terminate the Terrace Bay portion of the Pulp Supply Agreement pursuant to a reduction notice, the phase-down commitments in the first and second years would be 165,000 and 101,000 metric tons, respectively. Either the Company or Kimberly-Clark may terminate the pulp supply agreement for certain events specified in the agreement, including a material breach of the agreement by the other party that is not cured after 30 days’ notice, insolvency or bankruptcy of the other party, or a fundamental change in the nature of the business of the other party that may substantially affect its ability to sell or to purchase or utilize pulp under the agreement. In addition, Kimberly-Clark may terminate the agreement if the ownership or control of the Company or any of its pulp production facilities becomes vested in or is made subject to the control or direction of, any direct competitor of Kimberly-Clark or any governmental or regulatory authority or any other third party, who in Kimberly-Clark’s reasonable judgment may not be able to reliably perform the Company’s obligations under the agreement. Kimberly-Clark may also terminate the agreement upon one year’s notice if, as a result of the Company’s forestry activities, continued use of the Company’s pulp by Kimberly-Clark does or, in Kimberly-Clark’s reasonable judgment is likely to, result in a substantial loss of sales of Kimberly-Clark’s products or to otherwise materially and adversely affect the reputation of Kimberly-Clark or its products. Kimberly-Clark may also terminate the agreement upon 180 days notice that the Company’s failure to comply with United States customs requirements jeopardizes Kimberly-Clark customs certification.

The preceding description is a summary of the principal provisions of the PSA Amendment and is qualified in its entirety by the PSA Amendment.

Under the Pulp Supply Agreement, the prices for northern bleached softwood kraft pulp and northern bleached hardwood kraft pulp will be based on published industry index prices for the pulp (subject to minimum and maximum prices for northern bleached kraft softwood pulp shipped to North America prior to December 31, 2007), less agreed upon discounts. The commitments are structured as supply-or-pay and take-or-pay arrangements. Accordingly, if we do not supply the specified minimums, we must pay Kimberly-Clark for the shortfall based on the difference between the contract price and any higher price that Kimberly-Clark pays to purchase the pulp, plus 10% of that difference. If Kimberly-Clark does not purchase the specified minimums, Kimberly-Clark must pay for the shortfall based on the difference between the contract price and any lower price we obtain for the pulp, plus 10% of the difference. If such an event were to occur, our business could be materially adversely affected.

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

We are involved in legal actions and claims arising in the ordinary course of our business. The outcome of such legal actions and claims against us cannot be predicted with certainty. The legal actions and claims against us could have a material adverse effect on our financial condition, results of operations and liquidity. See Item 3 — Legal Proceedings.

We have significant obligations for pension and other post-employment benefits.

We have significant obligations for pension and other post-employment benefits which could require future funding beyond that which we have funded in the past or which we currently anticipate. At December 31, 2006, our projected pension benefit obligations exceeded the fair value of pension plan assets by approximately $69 million. In 2006 total contributions to our pension trust were $24.2 million, including $10.8 million to purchase annuity contracts to settle pension liabilities with current retirees in our Ontario, Canada defined benefit pension plan. At December 31, 2006, our projected other post-employment benefit obligations were $40.0 million.  No assets have been set aside to satisfy our other post-employment benefit obligations.  In 2006, payments for other post-employment benefits were $2.3 million. A material increase in funding requirements or benefit payments could have a material adverse effect on our cash flows.

Labor interruptions would adversely affect our business.

All of our hourly paid employees are unionized. In addition, some of our key customers and suppliers are also unionized.  Strikes, lockouts or other work stoppages or slow downs involving our unionized employees could have a material adverse effect on us.

Our operating results are likely to fluctuate.

Our operating results are subject to substantial quarterly and annual fluctuations due to a number of factors, many of which are beyond our control. Such factors may include, among others, the relative strength of the Canadian dollar and Euro versus the U.S. dollar, changes in the market price of pulp, the effects of competitive pricing pressures, changes in average selling prices of our products, production capacity levels and manufacturing yields, availability and cost of products from our suppliers, the gain or loss of significant customers, our ability to develop, introduce and market new products and technologies on a timely basis, changes in the mix of products produced and sold, seasonal customer demand and environmental costs. Operating results also could be adversely affected by increasing interest rates and other general economic conditions causing a downturn in the market for paper products. The foregoing factors are difficult to forecast, and these or other factors could materially adversely affect our quarterly or annual operating results.

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

We may fail to realize the anticipated cost savings, revenue enhancements and other benefits expected from our recent acquisitions, which could adversely affect the value of our shares of common stock.

In October 2006, through a newly created wholly-owned subsidiary, Neenah Paper International, LLC, we acquired the outstanding interests of FiberMark Services GmbH & Co. KG (“FiberMark KG”) and the outstanding interests of FiberMark Beteiligungs GmbH (together with FiberMark KG, “Neenah Germany”). In March 2007, we acquired the Fox Valley Corporation, which owns Fox River Paper Company, LLC (“Fox River”).  These acquisitions require the integration of companies that have previously operated independently. We acquired Neenah Germany with the expectation that, among other things, the acquisition would provide the two companies’ technical products businesses with added scale in the marketplace, better prospects for growth, and the ability to offer a broader array of premium products and better service to our customers. We acquired Fox River with the expectation that, among other things, the acquisition would provide the two companies’ fine paper businesses with added scale in the marketplace, better prospects for growth, and the ability to offer a broader array of premium branded products and better service to our customers. We also expect to realize cost savings from combining our operations and product portfolio with Fox River and Neenah Germany.

The value of our common shares in the future may be affected by the ability of the combined company to achieve the benefits expected to result from these acquisitions. Achieving the benefits of the acquisitions will depend, in part, upon meeting the challenges inherent in the successful integration of business enterprises of the size and scope of Neenah Germany and Fox River and the possible resulting diversion of management attention for an extended period of time. There can be no assurance that we will meet these challenges and that such diversion will not negatively impact our operations.

We have incurred expenses related to the integration of Neenah Germany and Fox River, and we expect to incur additional substantial expenses related to the continued integration of Neenah Germany and Fox River as a result of the merger.

We have incurred, and continue to incur, expenses in connection with the integration of the businesses, policies, procedures, operations, technologies, systems and personnel of Neenah Germany and Fox River. There are a number of systems that must be integrated, including management information, purchasing, accounting and finance, sales, billing, payroll and benefits and fixed asset systems and regulatory compliance. While we have anticipated that a certain level of expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of the expected integration expenses. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings and revenue synergies related to the integration of the businesses. These integration expenses could result in us taking both cash and non-cash charges against earnings. The amount and timing of any such charges are uncertain at present.

Risks Relating to Our Indebtedness

We incurred significant indebtedness in connection with the Spin-Off, which subjected us to restrictive covenants relating to the operation of our business.

As of December 31, 2006, we had $225 million of senior notes outstanding. In addition, our borrowing base under our revolving credit agreement was $153 million and $57.3 million of borrowings were outstanding. Our leverage could have important consequences. For example, it could:

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

Our revolving credit facility accrues interest at variable rates. As of December 31, 2006, we had $165 million of capacity under our revolving credit facility. Availability under the credit facility will fluctuate over time depending on the value of our inventory, receivables and various capital assets. At December 31, 2006, we had $57.3 million of borrowings outstanding, $2.8 million in outstanding letters of credit and $88.2 million of remaining availability. We may reduce our exposure to rising interest rates by entering into interest rate hedging arrangements, although those arrangements may result in us incurring higher interest expenses than we would incur without the arrangements. If interest rates increase in the absence of such arrangements, we will need to dedicate more of our cash flow from operations to make payments on our debt. For more information on our liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our revolving credit agreement is secured by substantially all of our North American assets.

Our revolving credit agreement, as amended, is secured by substantially all of our North American assets, including the capital stock of our subsidiaries and is guaranteed by Neenah Paper Company of Canada, a wholly owned subsidiary.  Neenah Germany is not a borrower or guarantor with respect to the revolving credit agreement.  However, we pledged 65% of our equity interest in Neenah Germany as security for our obligations under the revolving credit agreement.

Availability under our revolving credit facility will fluctuate over time depending on the value of our inventory, receivables and various capital assets. An extended work stoppage could result in a decrease in the value of the assets securing our credit facility. A reduction in availability under the revolving credit facility could have a material adverse effect on our liquidity.

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

The ability of our subsidiaries to generate sufficient cash flow from operations to allow us to make scheduled payments on our debt, including the notes, will depend upon their future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. If our subsidiaries do not generate sufficient cash flow from operations to help us satisfy our debt obligations, including payments on the notes, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital expenditures or seeking to raise additional capital. Refinancing may not be possible, and any assets may not be able to be sold, or, if sold, we may not realize sufficient amounts from those sales. Additional financing may not be available on acceptable terms, if at all, or we may be prohibited from incurring it, if available, under the terms of our various debt instruments then in effect.  Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations on the notes. The amount of earnings that our operating subsidiaries are able to distribute to us as dividends, or otherwise, may not be adequate for us to service our debt obligations.

Risks Related to the Spin-Off and Our Separation from Kimberly-Clark

Our historical financial data, prior to the Spin-Off, is not representative of our results as a separate company and, therefore, will not be reliable as an indicator of our future performance.

The historical combined financial data we have included in this Annual Report present the results of operations and financial position of the businesses transferred to us as they were historically operated by Kimberly-Clark. Accordingly, this data is not indicative of our future performance and does not reflect what our financial position and results of operations would have been had we operated as a separate, independent company during the periods presented. This is because, among other things:

•        our pulp mill now supplies pulp to Kimberly-Clark on terms that are significantly different from the terms in place prior to the Spin-Off;

•        we now supply pulp to other customers instead of supplying more than 90% of our production to Kimberly-Clark;

•        for periods presented prior to the Spin-Off, we have made adjustments and allocations, primarily with respect to corporate and administrative costs, because Kimberly-Clark did not account for us as, and we were not operated as, a single, stand-alone business;

•        the information does not reflect changes resulting from our separation from Kimberly-Clark, including taxes, capital spending projects, employee and transition services matters, the establishment of new offices and certain ongoing incremental expenses such as selling, general and administrative expenses; and

•        we are incurring interest expense related to the issuance of $225 million principal amount of 7.375% senior notes due 2014 and our entry into a credit agreement that, as amended, provides for up to $180 million of secured borrowings.

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

In January 2006, we terminated substantially all of the services provided by Kimberly-Clark pursuant to a corporate services agreement under which we were dependent upon them as an outsourced service provider for certain transition services. These services included, among others, certain employee benefits administration and payroll, management information systems, purchasing and certain accounting functions. Substantially all of the services formerly provided by Kimberly-Clark are now being performed by Neenah personnel. These include, but are not limited to, management information systems, purchasing and certain accounting functions. To facilitate this transition, we acquired and implemented enterprise resource planning software. In addition, certain employee benefits administration and payroll services have been outsourced to a third party service provider. Failure to successfully transition these services from Kimberly-Clark could have a material adverse effect on our operations.

We may not be able to fund our future capital requirements internally or obtain third-party financing.

We may be required or choose to obtain additional debt or equity financing to meet our future working capital requirements, as well as to fund capital expenditures and acquisitions. To the extent we must obtain financing from external sources to fund our capital requirements, we cannot guarantee financing will be available on favorable terms, if at all.

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

•        general economic conditions, particularly in the United States, Canada and Europe;

•        fluctuations in global equity and fixed-income markets;

•        the competitive environment;

•        fluctuations in commodity prices, exchange rates (in particular changes in the U.S./Canadian dollar and U.S./Euro currency exchange rates) and interest rates;

•        the ability to realize anticipated cost savings, and the successful integrations of the former Fox River business and Neenah Germany operations;

•        the cost or availability of wood, other raw materials and energy;

•        unanticipated expenditures related to the cost of compliance with environmental and other governmental regulations;

•        our ability to control costs and implement measures designed to enhance operating efficiencies;

•        our ability to successfully integrate and realize synergies from our acquisitions;

•        the loss of current customers or the inability to obtain new customers;

•        the cyclical nature of our pulp business;

•        increases in the funding requirements for our pension and post-employment liabilities;

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

Item 1B.                 Unresolved Staff Comments

None.

Item 2.                          Properties

Our principal executive offices are located in Alpharetta, Georgia, and our main research and development laboratory is located in Roswell, Georgia. We operate a pulp mill in Canada that produces hardwood and softwood bleached kraft pulp for use in making a variety of paper products. We operate three paper mills in the United States that produce printing and writing, text, cover, durable saturated and coated substrates and other specialty papers for a variety of end uses. We operate three paper mills in Germany that produce transportation and other filter media, wall coverings and durable and saturated substrates. We have a timberlands operation which supplies logs and wood chips to our pulp mill and sells logs and wood chips to others. We own each of these facilities and the equipment to operate them except the wood harvesting equipment owned and operated by contractors who harvest wood for our pulp mill. We also own 500,000 acres of timberlands and a tree nursery in the Province of Nova Scotia. In addition, we have non-exclusive harvesting and land management rights to 200,000 acres of Crown land licensed to us by the Province of Nova Scotia.

We believe that each of these facilities is adequately maintained and is suitable for conducting our operations and business.

Machine operating schedules at all of our manufacturing locations are currently at or near capacity, except that our Neenah Germany and our fine paper mills are operating at approximately 90% and 75% of capacity, respectively.

As of December 31, 2006, following are the locations of our principal facilities and operating equipment and the products produced at each location. All the facilities are owned by us, except as otherwise noted:

Location	Equipment/Resources	Products
Neenah Mill Neenah, Wisconsin	Two paper machines; paper finishing equipment; distribution warehouse	Printing and writing, text, cover and other specialty papers

Whiting Mill Whiting, Wisconsin	Four paper machines; paper finishing equipment	Printing and writing, text, cover and other specialty papers

Munising Mill Munising, Michigan	Two paper machines; two off line saturators; three off line coaters; specialty finishing equipment	Tapes, abrasives, premask, medical packaging and other durable, saturated and coated substrates

Bruckmühl Mill Bruckmühl, Germany	One paper machine; two saturators; one laminator; finishing equipment	Masking tape backings and abrasive backings

Lahnstein Mill Lahnstein, Germany	One paper machine; three impregnating and coating machines; two calendars; finishing equipment	Printing media, wall coverings and durable substrates

Weidach Mill Weidach, Germany	Two paper machines; two saturators; one meltblowing machine; specialty finishing equipment	Vacuum and automotive filter media

Pictou Mill Pictou, Nova Scotia, Canada	Equipment for a single line bleached kraft pulping operation	Northern bleached softwood and hardwood kraft pulp

Pictou Timberlands Operation Pictou, Nova Scotia, Canada	Equipment owned and operated by contractors	Logs and wood chips

Pictou Timberlands Nova Scotia, Canada	Right to harvest wood off 500,000 acres of owned timberlands and 200,000 acres of Crown timberlands under license from the Province of Nova Scotia	Logs and wood chips

Debert Tree Nursery Debert, Nova Scotia, Canada	26 greenhouses and tree seeding equipment; seed development orchards	Seedlings which are used to plant in timberlands

As of December 31, 2006, following are the locations of our owned and leased office and laboratory space and the functions performed at each location.

Administrative Location	Office/Other Space	Function
Alpharetta, Georgia	Leased Office Space	Corporate Headquarters and Administration and Sales
Roswell, Georgia	Leased Laboratory Space	Research and Development for the pulp and paper businesses
Neenah, Wisconsin	Owned Office Space	Administration and Sales for the fine paper business
Debert, Nova Scotia, Canada	Leased Office Space	Planning and operations for the Pictou timberlands

Item 3.                          Legal Proceedings

On February 19, 2007, certain former employees of Neenah Paper Company of Canada (“NPCC”) who were previously employed in NPCC’s Longlac woodlands operations brought suit against the Company and NPCC in the Ontario (Canada) Superior Court of Justice for damages the plaintiffs claim to have suffered from an alleged wrongful termination of employment by NPCC occurring on or about August 21, 2006.  Eagle Logging Inc. (the purchaser of NPCC’s Longlac woodlands assets on August 29, 2006), Terrace Bay Pulp Inc. (the purchaser of NPCC’s Terrace Bay pulp mill), Buchanan Forest Products Ltd., Lucky Star Holdings Inc. (each affiliates of Eagle Logging Inc. and Terrace Bay Pulp Inc.), Kimberly-Clark Corporation and Kimberly-Clark Inc. have also been named in the lawsuit.  The lawsuit seeks damages for severance and notice pay under Ontario law, as well as damages for wrongful termination, breach of contract, conspiracy and punitive damages, among other things.  The Company and NPCC believe that the lawsuit is without merit and will vigorously defend the litigation.

We are involved in certain other legal actions and claims arising in the ordinary course of business. While the outcome of those legal actions and claims cannot be predicted with certainty, we believe that the outcome of any such claim which is pending or threatened, either individually or on a combined basis, will not have a material adverse effect on our financial condition, results of operations or liquidity.

Item 4.                          Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

Item 4A.                 Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K, information regarding Neenah’s executive officers is hereby included in Part I of this report.

Set forth below is information concerning our executive officers.

Name	Position
Sean T. Erwin	Chairman of the Board, President and Chief Executive Officer
Walter M. Haegler	Senior Vice President—Managing Director of Neenah Germany
Steven S. Heinrichs	Senior Vice President, General Counsel and Secretary
Bonnie C. Lind	Senior Vice President, Chief Financial Officer and Treasurer
William K. O’Connor	Senior Vice President—President, Fine Paper
James R. Piedmonte	Senior Vice President—Operations
Dennis P. Runsten	Vice President—President, Technical Products U.S.

Sean T. Erwin, age 55, is the Chairman of our Board of Directors and our President and Chief Executive Officer. Prior to the Spin-Off, Mr. Erwin had been an employee of Kimberly-Clark since 1978, and held increasingly senior positions in both finance and business management. In January 2004, Mr. Erwin was named President of Kimberly-Clark’s Pulp and Paper Sector, which comprised the businesses transferred to us by Kimberly-Clark. He served as the President of the Global Nonwoven business from early 2001. He has also served as the President of the European consumer tissue business, Managing Director of Kimberly-Clark Australia, President of the Pulp and Paper Sector and President of the Technical Paper business.

Walter M. Haegler, Ph.D., age 59, is our Senior Vice President—Managing Director of Neenah Germany, and has been in that role since our acquisition of FiberMark Germany in October 2006. Prior to the acquisition he held the same position as an employee of FiberMark Inc. (“FMK”) after FiberMark Lahnstein had been acquired by FMK in 1999, and was VP and General Manager of FiberMark Gessner from 1998 through the 1999 acquisition. Dr. Haegler served as a Managing Director of Steinbeis Gessner from 1990-1998 and Profit Center Manager Filtration for Gessner GmbH from 1987-1990. He also served as R&D Chemist for Vereinigte Papierwerke Schickedanz & Co. Germany after a study of inorganic and analytical Chemistry at the University of Erlangen Germany.

 Steven S. Heinrichs, age 39, is our Senior Vice President, General Counsel and Secretary and has been in that role since June 2004. Prior to that date, Mr. Heinrichs served as Associate General Counsel and Assistant Secretary for Mariner Health Care, Inc., a nursing home and long-term acute care hospital company. Before joining Mariner Health Care in 2003, Mr. Heinrichs served as Associate General Counsel and Assistant Secretary for American Commercial Lines LLC, a leading inland barge and shipbuilding company from 1998 through 2003. Mr. Heinrichs engaged in the private practice of law with Skadden, Arps, Slate, Meagher and Flom LLP and Shuttleworth, Smith, McNabb and Williams PLLC from 1994 through 1998.

Bonnie C. Lind, age 48, is our Senior Vice President, Chief Financial Officer and Treasurer and has been in that role since June 2004. Ms. Lind was an employee of Kimberly-Clark from 1982 until 2004, holding a variety of increasingly senior financial and operations positions. From 1999 until June 2004, Ms. Lind served as the Assistant Treasurer of Kimberly-Clark and was responsible for managing Kimberly-Clark’s global treasury operations. Prior to that, she was Director of Kimfibers with overall responsibility for the sourcing and distribution of pulp to Kimberly-Clark’s global operations.

William K. O’Connor, age 53, is a Senior Vice President of the Company and President, Fine Paper and has been in that role since June 2004, with responsibilities for all sales and marketing and customer management activity. Mr. O’Connor was an employee of Kimberly-Clark from 1981 until 2004, and held increasingly important roles in sales and marketing management, primarily within Kimberly-Clark’s Health Care business, eventually being named General Manager of Sales for North America. In 1999, Mr. O’Connor was appointed General Manager for Kimberly-Clark’s Health Care business in Europe, the Middle East and Africa. He was appointed Vice President of Kimberly-Clark Technical Paper in 2002 and President of the fine paper business in 2004.

James R. Piedmonte, age 50, is our Senior Vice President—Operations and has been in that role since June 2004. Mr. Piedmonte had been employed by Kimberly-Clark from 1978 until 2004, and held increasingly senior positions within Kimberly-Clark’s operations function. Mr. Piedmonte was responsible for Kimberly-Clark’s pulp mill and forestry operations in Pictou, Nova Scotia, from 2001until 2004. Previously he was the Director of Operations for the fine paper business operations, as well as mill manager at the Whiting, Wisconsin mill.

Dennis P. Runsten, age 49, is a Vice President of the Company and President, Technical Products U.S., and has been in that role since November of 2006, with responsibility for all sales and marketing and customer management activity.  Mr. Runsten was an employee of Kimberly-Clark from 1983-2004, and held increasingly important roles in logistics, operations and marketing management within Kimberly-Clark’s consumer and nonwovens business.  In 2000, Mr. Runsten was appointed Vice President, Supply Chain, for Kimberly-Clark Europe, and in August 2004 he was appointed Vice President, Supply Chain and Information Technology for Neenah Paper, Inc.

There are no family relationships among our directors or executive officers.

PART II

Item 5.                          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Neenah common stock is listed on the New York Stock Exchange and is traded under the ticker symbol “NP”. Trading, as reported on the New York Stock Exchange, Inc., Composite Transactions Tape, and dividend information follows:

	Common Stock
	Market Price		Dividends
	High	Low	Declared
2006
Fourth quarter	$37.23	$33.25	$0.10
Third quarter	$34.58	$28.69	$0.10
Second quarter	$34.50	$28.71	$0.10
First quarter	$33.85	$26.81	$0.10

2005
Fourth quarter	$30.52	$26.25	$0.10
Third quarter	$33.58	$28.71	$0.10
Second quarter	$33.90	$29.19	$0.10
First quarter	$36.62	$31.03	$0.10

Dividends are declared at the discretion of the board of directors, and future dividends will depend on our future earnings, cash flow, financial requirements and other factors. Our ability to pay cash dividends on our common stock is limited under the terms of both our bank credit agreement and our senior notes. As of December 31, 2006, under the most restrictive terms of these agreements, our ability to pay cash dividends on our common stock is limited to a total of $10.0 million in a twelve-month period.

As of February 28, 2007, Neenah had approximately 11,600 holders of record of its common stock.  The closing price of Neenah’s common stock on February 28, 2007 was $37.10.

Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
October 2006	—	$—	—	—
November 2006 (a)	1,185	$34.47	—	—
December 2006	—	$—	—	—

(a)                  Transactions represent the purchase of restricted shares from employees to satisfy minimum tax withholding requirements on such equity based transactions. None of these transactions were made in the open market. The average price paid is based upon the closing sales price on the New York Stock Exchange on the date of the transaction.

Item 6.                          Selected Financial Data

The following table sets forth our selected historical financial and other data. You should read the information set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated and combined financial statements and the notes to those consolidated and combined financial statements included elsewhere in this Annual Report. The statement of operations data for the years ended December 31, 2006, 2005 and 2004 and the balance sheet data as of December 31, 2006 and 2005 set forth below are derived from our audited historical consolidated and combined financial statements included elsewhere in this Annual Report. The statement of operations data for the years ended December 31, 2003 and 2002 and the balance sheet data as of December 31, 2004, 2003 and 2002 set forth below are derived from our audited historical combined financial statements not included in this Annual Report.  In August 2006, we completed the transfer of our Terrace Bay mill to Buchanan. For the year ended December 31, 2006, the results of operations of the Terrace Bay mill and the loss on transfer are reflected as discontinued operations in the statement of operations data. The statements of operations data for all prior periods have been restated to reflect the results of operations of the Terrace Bay mill as discontinued operations. See Note 4 of the notes to our audited historical consolidated and combined financial statements included elsewhere in this Annual Report.

The consolidated and combined financial statements reflect the consolidated operations of Neenah and its subsidiaries as a separate, stand-alone entity subsequent to November 30, 2004. The historical financial and other data for periods through November 30, 2004 have been prepared on a combined basis from Kimberly-Clark’s consolidated financial statements using the historical results of operations and bases of the assets and liabilities of Kimberly-Clark’s fine paper and technical products businesses in the United States and its Canadian pulp business and give effect to allocations of expenses from Kimberly-Clark. For a description of these allocations, see Note 1 of the notes to our audited historical consolidated and combined financial statements included elsewhere in this Annual Report. The historical financial and other data for periods prior to November 30, 2004 are not indicative of our future performance and do not reflect what our financial position and results of operations would have been had we operated as a separate, independent company during the periods presented.

Prior to the Spin-Off, all of the operations of our pulp and paper business were included in the consolidated income tax returns of Kimberly-Clark. Under the tax sharing agreement, Kimberly-Clark will indemnify us for all income tax liabilities and retain rights to all tax refunds relating to operations in the consolidated income tax returns for periods through the date of the Spin-Off. Accordingly, the combined balance sheets for 2003 and 2002 do not include current or prior period income tax receivables or payables related to our operations, which were filed on a consolidated basis with Kimberly-Clark. The income tax provisions were determined as if our business were a separate taxpayer.

	Year Ended December 31,
	2006		2005		2004		2003		2002
	(Dollars in millions, except per share data)
Consolidated and Combined Statement of Operations Data (a) (b)

Net sales	$594.3		$534.7		$528.8		$462.7		$473.1
Cost of products sold	502.3		438.7		399.4		352.2		341.0
Gross profit	92.0		96.0		129.4		110.5		132.1
Selling, general and administrative expenses	56.9		49.4		42.0		30.0		30.8
Gain on sale of woodlands (c)	(125.5)		—		—		—		—
Other (income) expense - net	(7.8)		(6.8)		1.6		4.0		(1.4)
Operating income	168.4		53.4		85.8		76.5		102.7
Interest expense - net	16.5		18.2		1.4		—		—
Income from continuing operations before income taxes	151.9		35.2		84.4		76.5		102.7
Provision for income taxes	56.5		12.9		30.4		29.2		39.5
Income from continuing operations	95.4		22.3		54.0		47.3		63.2
Loss from discontinued operations (d) (e)	(32.9)		(52.0)		(80.4)		(8.4)		(0.9)
Net income (loss)	$62.5		$(29.7)		$(26.4)		$38.9		$62.3

Earnings from continuing operations per basic share (f)	$6.47		$1.51		$3.66		$3.22		$4.30
Earnings from continuing operations per diluted share (f)	$6.43		$1.51		$3.65		$3.22		$4.30
Cash dividends per common share	$0.40		$0.40		$—		$—		$—

Other Financial Data (g)
Net cash flow provided by (used in):
Operating activities	$65.8		$22.8		$76.0		$73.6		$111.8
Investment activities	(127.7)		(25.8)		(19.1)		(23.6)		(16.0)
Financing activities	50.8		(3.6)		(37.8)		(50.0)		(95.8)
Capital expenditures	(25.1)		(25.7)		(19.1)		(24.4)		(18.4)
Ratio of earnings to fixed charges (h)	8.6	x	2.9	x	50.6	x	383.5	x	343.3	x

	As of December 31,
	2006 (b) (c) (g)	2005	2004	2003	2002
	(Dollars in millions)
Consolidated and Combined Balance Sheet Data
Working capital	$92.9	$123.9	$116.4	$101.7	$98.4
Total assets	744.7	537.0	557.3	592.0	540.3
Long-term debt	282.3	226.3	225.0	—	—
Total liabilities	559.8	371.7	360.2	158.3	146.6
Total stockholders’ and invested equity	184.9	165.3	197.1	433.7	393.7

(a)                  As noted elsewhere in this Annual Report, for periods prior to the Spin-Off, our historical financial results are not indicative of our future performance, and do reflect what our financial position and results of operations would have been had we operated as a separate, independent company during the periods presented.

(b)                 In August 2006, we transferred the Terrace Bay mill and related woodlands operations (excluding certain working capital amounts and post-employment obligations) to certain affiliates of Buchanan Forest Products Ltd. (“Buchanan”).  Pursuant to the terms of the agreement, Buchanan assumed responsibility for substantially all liabilities related to the future operation of the mill in exchange for a payment of $18.6 million. For the year ended December 31, 2006, the results of operations of the Terrace Bay mill and the loss on transfer are reflected as discontinued operations in the consolidated and combined statements of operations.  The consolidated results of operations for all prior periods have been restated to reflect the results of operations of the Terrace Bay mill as discontinued operations.

(c)                  In June 2006, the Company completed the sale of approximately 500,000 acres of woodlands in Nova Scotia for gross proceeds of $139.1 million. The agreement includes a fiber supply agreement to secure a source of fiber for the Company’s Pictou pulp mill. The transaction resulted in a net pre-tax gain of $131.6 million.  We immediately recognized approximately $122.6 million of such gain and deferred approximately $9.0 million which is being recognized in income pro-rata through December 2007. During 2006, $2.9 million of such deferred gain was recognized in income.

(d)                 In 2005, we recorded a $53.7 million pre-tax non-cash impairment loss to write-off the carrying value of the Terrace Bay facility’s tangible long-lived assets. In addition, we recorded a $6.1 million pre-tax charge for exit costs in connection with the closure of the smaller of the two single-line pulp mills at our Terrace Bay facility. The charge included $5.0 million for one-time termination benefits related to early retirement, severance and defined benefit pension plans, $0.3 for other associated exit costs and $0.8 million for a non-cash asset impairment loss.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Results of Discontinued Operations.”

(e)                  In 2004, we recorded a $112.8 million pre-tax, non-cash impairment loss to reduce the carrying amount of the Terrace Bay facility.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Results of Discontinued Operations.”

(f)                    For 2003 and 2002, basic and diluted earnings per share were computed using the number of shares of Neenah common stock outstanding at the Spin-Off date.

(g)                 In October 2006, we completed the purchase of the outstanding interests of Neenah Germany.  Neenah Germany was acquired from FiberMark, Inc. and FiberMark International Holdings LLC for $218 million in cash. The transaction was financed through $160 million of available cash and $58 million of debt drawn against our revolving credit facility.

(h)                 For purposes of determining the ratio of earnings to fixed charges, earnings consist of income before income taxes (less interest) plus fixed charges. Fixed charges consist of interest expense, including amortization of debt issuance costs, and the estimated interest portion of rental expense.

Item 7.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the years ended December 31, 2006, 2005 and 2004. Also discussed is our financial position as of the end of those periods. You should read this discussion in conjunction with our consolidated and combined financial statements and the notes to those consolidated and combined financial statements included elsewhere in this Annual Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations are intended to provide investors with an understanding of the historical performance of our business, its financial condition and its prospects. The results of operations of our business after the Spin-Off are and will continue to be significantly different than the results of operations of our business prior to the Spin-Off. This difference results from, among other things, the prices at which we sell pulp to Kimberly-Clark after the Spin-Off, which are significantly different than the prices reflected in transfers of pulp to other Kimberly-Clark operations prior to the Spin-Off, interest expense of new long-term debt and incremental selling, general and administrative expenses related primarily to reduced economies of scale as a result of operating on a stand-alone basis. We will discuss and provide our analysis of the following:

•        Overview of Business;

•        Business Segments;

•        Separation from Kimberly-Clark;

•        Results of Operations and Related Information;

•        Liquidity and Capital Resources; and

•        Critical Accounting Policies and Use of Estimates.

Overview of Business

We are a leading international producer of premium fine papers and technical products. We also produce bleached kraft market pulp in Canada, where we own approximately 500,000 acres of timberlands and have non-exclusive rights to harvest wood from approximately 200,000 acres of other timberlands. We have three primary operations: our fine paper business, our technical products business and our pulp business.

In managing this diverse paper and pulp business, management believes that achieving and maintaining a leadership position for our fine paper and technical products businesses, responding effectively to competitive challenges, employing capital optimally, controlling costs and managing currency, commodity and other risks are important to the long-term success of the business. The pulp cycle and general economic conditions also impact our results. In this discussion and analysis, we will refer to these factors.

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

•        Cost Control.   To improve and maintain our competitive position, we must control our raw material, manufacturing, distribution and other costs. A portion of our investments in capital improvements are intended to achieve cost savings and improvements in productivity.

•        Cyclical Nature of the Pulp Industry.   Revenues in the pulp industry and our pulp business tend to be cyclical, with periods of shortage and rapidly rising market prices, leading to increased production and increased industry investment until supply exceeds demand. Those periods are then typically followed by periods of reduced market prices and excess and idle capacity until the cycle is repeated.

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

Pulp Price History
Average Quarterly Prices

Source: Resource Information Systems, Inc.

U.S. $/Canadian $ Exchange Rate History
Average Quarterly Exchange Rates

Business Segments

Our fine paper business is a leading producer of premium writing, text, cover and specialty papers used in corporate annual reports, corporate identity packages, invitations, personal stationery and high-end packaging. Our products include some of the most recognized and preferred papers in North America, where we enjoy leading market positions in many of our product categories. We sell our products primarily to authorized paper distributors, converters and specialty businesses, with sales to distributors and distributor-owned paper stores accounting for more than 85% of sales. We believe that our fine paper manufacturing facilities located in Neenah and Whiting, Wisconsin are among the most efficient in their markets and make us one of the lowest cost producers.

Our technical products business is a leading producer of durable, saturated and coated substrates for a variety of end uses. We sell our technical products globally in 17 product categories, and we focus on major categories where we believe we are a market leader, which include, among others, the tape, label, abrasive, filtration media, wallcovering, medical packaging and heat transfer technical products markets. We are also a global supplier of materials used to create customer-specific components for furniture, book covers and original equipment manufacturers’ products. Our customers are located in more than 35 countries. Our technical products manufacturing facilities are located in Munising, Michigan and near Munich and Frankfurt, Germany.

Our pulp business consists of a mill located in Pictou, Nova Scotia together with related timberlands. The Pictou mill is comprised of a single-line pulp facility which produces primarily softwood pulp, as well as timberlands encompassing approximately 500,000 acres of owned and 200,000 acres of licensed or managed land in Nova Scotia. In 2006, the Pictou mill produced approximately 260,000 metric tons of bleached kraft pulp.

Separation from Kimberly-Clark

Neenah Paper, Inc. was incorporated under the laws of the State of Delaware in April 2004, as a wholly owned subsidiary of Kimberly-Clark. We had no material assets or activities until the transfer to us by Kimberly-Clark of the businesses described in this Annual Report, which occurred immediately prior to the Spin-Off in November 2004. Prior to the Spin-Off, Kimberly-Clark had conducted such businesses through various divisions and subsidiaries. Following the Spin-Off, we became an independent public company, and Kimberly-Clark has no continuing ownership interest in us.

Prior to the Spin-Off, we entered into several agreements with Kimberly-Clark in connection with the separation of our business from Kimberly-Clark’s businesses. These agreements included a distribution agreement, a pulp supply agreement, a corporate services agreement, an employee matters agreement and a tax sharing agreement. The distribution agreement provided for the transfer to us of the assets relating to Kimberly-Clark’s Canadian pulp business and its fine paper and technical products business in the United States, and the assumption by us of the liabilities relating to these businesses. The pulp supply agreement supports our transition from a captive pulp producer to a market supplier of pulp. The employee matters agreement allocates responsibilities relating to employee compensation and benefit plans and programs and other related matters. The tax sharing agreement governs tax obligations arising out of our business both before and after the Spin-Off. The corporate services agreement, which was terminated in January 2006, facilitated an orderly transition from being a part of a larger company to a stand-alone company.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, income before interest and income taxes (which we refer to as “operating income” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations) and other information relevant to an understanding of our results of operations for the years ended December 31, 2006, 2005 and 2004.

Executive Summary

Results of Discontinued Operations

Manufacturing operations at the Terrace Bay mill were suspended in February 2006 due to a lack of wood fiber for its operations. The mill’s fiber supply was exhausted as a result of a strike by the approximately 250 workers employed by the Longlac woodlands operations that supplied wood fiber to the mill. Most of the approximately 400 hourly and salaried workers employed at the mill were laid off during the two weeks following the suspension of manufacturing activities. In 2005, the Terrace Bay mill produced approximately 375,000 metric tons of pulp.

Following the suspension of manufacturing operations, we fulfilled our contractual obligation to supply pulp to Kimberly-Clark by shipping from the mill’s inventory of finished goods. The mill’s inventory of finished goods was exhausted in July. As a result, we notified Kimberly-Clark that due to a Force Majeure Event (as defined in our pulp supply agreement) we were unable to fulfill our obligations under the pulp supply agreement.

In May 2006, we announced a tentative agreement to transfer the Terrace Bay mill to Buchanan. In August 2006, we consummated the agreement by transferring the mill (excluding certain working capital amounts and post-employment obligations) to Buchanan.  Pursuant to the terms of the agreement, Buchanan assumed responsibility for substantially all liabilities related to the future operation of the mill in exchange for a payment of $18.6 million. The Terrace Bay mill is composed of a single-line pulp facility, which primarily produces softwood pulp, and a woodlands operation. The Terrace Bay mill holds non-exclusive rights under a sustainable forest license (which was transferred to Buchanan) to harvest wood off approximately 4.6 million acres of land owned by the Province of Ontario.

For the year ended December 31, 2006, net sales at the Terrace Bay mill of $46.0 million decreased by $152.7 million compared to the prior year due to the suspension of manufacturing operations in February 2006.  For the year ended December 31, 2006, the Terrace Bay mill’s operating loss of $46.8 million decreased $37.4 million from the prior year primarily due to restructuring costs and asset impairment losses of $59.8 million in 2005 partially offset by the recognition of a loss of approximately $26.4 million related to the curtailment and partial settlement of pension obligations to current retirees in the Ontario, Canada pension plan in 2006.  Excluding these items, the mill’s operating loss decreased $4.0 million as the costs incurred to maintain the mill during the suspension of manufacturing operations offset by revenue generated from the sale of finished goods inventories on hand were less than the losses incurred while operating the mill in 2005. In addition, we recognized a pre-tax loss of $6.5 million to recognize the loss on the assets transferred to Buchanan.

At closing, we retained certain working capital amounts, primarily consisting of trade accounts receivable, finished goods inventory and trade accounts payable.  In addition, we retained long-term disability obligations for current and former mill employees and post-employment medical and life insurance liabilities for current retirees.

In conjunction with the transfer of mill employees to Buchanan and as a closing condition of the agreement, we initiated plans to curtail and settle our Ontario, Canada defined benefit pension plan. In August 2006, we made a payment to the pension trust of approximately $10.8 million for the purchase of annuity contracts to settle our pension liability for current retirees. As a result of the transaction, we recognized a pension curtailment and settlement loss of approximately $26.4 million.  In addition, we expect to record a settlement loss of approximately $40 million related to the future settlement of pension obligations for active employees.  The amount of any funds that we may pay or receive and the timing of recognition of the loss to settle the liability for active employees are dependent upon, among other things, an actuarial determination of the value of the obligations being settled, the cost of annuity contracts, regulatory approval to settle the plan and employee elections.

For the year ended December 31, 2005, net sales at the Terrace Bay mill of $198.7 million decreased $44.6 million compared to the prior year primarily due to the closure of the No. 1 Mill, and to a lesser extent, extended downtime to replenish wood chip inventories.  For the year ended December 31, 2005, the Terrace Bay mill’s operating loss of $84.2 million decreased $41.5 million.  Excluding restructuring costs and asset impairment losses of $59.8 million and $112.8 million in 2005 and 2004, respectively, the operating loss for 2005 increased $11.5 million from the prior year.  The unfavorable comparison was primarily due to higher discounts on pulp shipments to Kimberly-Clark pursuant to our pulp supply agreement, unfavorable currency translation effects, increased fiber and energy-related manufacturing costs and cost associated with our operation as a stand-alone company.  These unfavorable factors were partially offset by lower maintenance spending, cost savings associated with the closure of the No.1 Mill and higher average prices for softwood pulp.

Sale of Woodlands

In June 2006, we completed the sale of approximately 500,000 acres of woodlands in Nova Scotia to Atlantic Star Forestry LTD and Nova Star Forestry LTD (the “Purchaser”) for gross proceeds of $139.1 million. We received the total proceeds from the sale in cash at closing. We also entered into a fiber supply agreement (the “FSA”) with the Purchaser to secure a source of fiber for our Pictou pulp mill. Following the sale, we have approximately 500,000 acres of owned and 200,000 acres of licensed or managed woodlands in Nova Scotia.

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

The sale qualified for gain recognition under the “full accrual method” described in Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate (“FAS 66”).  Our commitment to accept acreage offered by the Purchaser to satisfy the timber requirements for the first 18 months of the FSA represents a “constructive obligation.”  As a result, we recognized a pre-tax gain on the sale of approximately $122.6 million in the three months ended June 30, 2006 and deferred approximately $9.0 million, which represents our estimated “maximum exposure to loss,” related to our constructive obligation under the FSA.  The deferral related to the constructive obligation will be amortized over the 18-month term of such obligation. During the last six months of 2006, approximately $2.9 million of such deferred gain was recognized in income.

Acquisition of Neenah Germany

In October 2006, we completed our previously announced purchase of the outstanding interests of FiberMark Services GmbH & Co. KG and the outstanding interests of FiberMark Beteiligungs GmbH (together “Neenah Germany”).  Neenah Germany was acquired from FiberMark, Inc. and FiberMark International Holdings LLC for $218 million in cash. The transaction was financed through $160 million of available cash and $58 million of debt drawn against our revolving credit facility.  Neenah Germany has been included in the operating results of our Technical Products segment since the date of acquisition.

The assets acquired as a result of the acquisition of Neenah Germany consist of three mills located near Munich and Frankfurt Germany, that produce a wide range of products, including transportation and other filter media, non-woven wall coverings, masking and other tapes, abrasive backings, and specialized printing and coating substrates.

Recent Developments

In March 2007, we acquired the Fox Valley Corporation, which owns Fox River Paper Company, LLC (“Fox River”). We paid $52 million in cash for the acquisition and financed it through a combination of cash and debt drawn against our existing revolving credit facility. The assets acquired as a result of the acquisition of Fox River consist of four U.S. paper mills and various related assets, producing premium fine papers with well-known brands including STARWHITE®, SUNDANCE®, ESSE® and OXFORD®. The Fox River assets will be operated as part of our fine paper business.

In conjunction with the acquisition of Fox River, we announced plans to permanently close the Housatonic mill, located near Great Barrington, Massachusetts.  The Housatonic mill, the smallest of the fine paper plants acquired in the Fox River acquisition, has annual production capacity of approximately 15,000 tons per year and is expected to cease manufacturing operations by the end of the second quarter. The Housatonic mill was not profitable due to its small size, cost structure and the pricing of many of the grades made there. Closing the mill will allow us to eliminate costs and improve margins while still serving the needs of key customers.  We expect to incur one-time cash costs of approximately $3 million, which includes approximately $2 million for employee severance pay and approximately $1 million of other charges related to the closure. See Note 20 of Notes to Consolidated and Combined Financial Statements, “Subsequent Events”.

Results of Continuing Operations

Net sales for the year ended December 31, 2006 increased $59.6 million from the prior year primarily due to the acquisition of Neenah Germany in October 2006.  Excluding Neenah Germany, sales increased $9.9 million or 1%, primarily due to favorable average net selling prices for all our businesses and increased pulp shipments. The increase in average net selling prices was primarily due to the realization of price increases on branded fine paper products, in our technical products business and higher market prices for softwood pulp. Higher prices were partially offset by marginally lower volumes in our fine paper and technical products businesses (excluding Neenah Germany).

Consolidated operating income for the year ended December 31, 2006 increased $115.0 million compared to 2005 due to the gain on the sale of woodlands. See “Sale of Woodlands” above.  Excluding the gain on sale, consolidated operating income was $10.5 million unfavorable to the prior year primarily due to unfavorable currency translation effects related to the strengthening of the Canadian dollar compared to the U.S. dollar, higher manufacturing input costs, an unfavorable comparison on pulp hedging activities and increased corporate expenses for stock-based compensation and depreciation related to our enterprise resource planning (“ERP”) software.  The unfavorable manufacturing costs were primarily due to higher raw material (primarily fiber and latex), energy and employee benefit costs. These unfavorable effects were partially offset by higher average net prices in all of our businesses, gains on currency hedges and cost savings.

On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”) using the modified-prospective transition method. Stock-based compensation cost recognized under FAS 123R for the year ended December 31, 2006 was $5.8 million and consisted of (a) compensation cost for all unvested stock-based grants outstanding as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of  Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation (“FAS 123”) and (b) compensation cost for all stock-based awards granted subsequent to adoption based on the grant date fair value estimated in accordance with the provisions of FAS 123R. The adoption of FAS 123R resulted in additional stock-based compensation expense of $4.2 million and income tax benefits of $1.6 million and reduced earnings per diluted share by $0.17 for the year ended December 31, 2006.

At December 31, 2006, we adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”) which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.  We were not affected by the measurement provisions of SFAS 158 because the Company currently measures the funded status of its benefit plans as of year-end.  Recognition of the funded status provisions of SFAS 158 reduced our Stockholders’ Equity on the Consolidated Balance Sheet at December 31, 2006 by $55.4 million.

Analysis of Net Sales—Years Ended December 31, 2006, 2005 and 2004

The following table presents net sales by segment, expressed as a percentage of total net sales before intersegment eliminations:

	Year Ended December 31,
	2006	2005	2004
Fine Paper	37%	42%	42%
Technical Products	31%	24%	25%
Pulp	32%	34%	33%
Total	100%	100%	100%

The following table presents our net sales by segment for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
Net sales
Fine Paper	$223.9	$222.3	$220.8
Technical Products	183.1	130.6	132.3
Pulp	189.3	183.8	177.4
Intersegment sales	(2.0)	(2.0)	(1.7)
Consolidated	$594.3	$534.7	$528.8

Commentary:

Year 2006 versus 2005

	Change in Net Sales Compared to Prior Period
		Change Due To
	Total Change	Volume	Average Net Price
Fine Paper	$1.6	$(0.8)	$2.4
Technical Products	52.5	47.4	5.1
Pulp (a) (b)	5.5	3.6	1.9
Consolidated	$59.6	$50.2	$9.4

(a)          Sales of pulp by our Canadian manufacturing facilities are invoiced in U.S. dollars in accordance with industry practice; therefore, no currency effects are presented in our analysis of the change in net sales for our pulp operations.

(b)         Average net price includes an $11.4 million reduction due to pulp hedging activities.

Consolidated net sales increased $59.6 million or 11% in 2006 versus 2005, primarily due to the acquisition of Neenah Germany in October 2006.  Excluding Neenah Germany, sales increased $9.9 million or 1%, primarily due to favorable average net selling prices for all our businesses and increased pulp shipments.

•                     Net sales in our fine paper business increased $1.6 million, or 1%, primarily due to higher average net prices. Higher average net selling prices reflected the realization of price increases on branded products implemented in January and June 2006. Unit volumes were essentially unchanged from the prior year.

•                     Net sales in our technical products business increased $52.5 million, or 40%, primarily due to the acquisition of Neenah Germany in October 2006.  Excluding Neenah Germany, sales increased $2.8 million or 2% due to higher average net selling prices partially offset by lower volume.  The increase in average net selling prices was primarily due to the implementation of a surcharge to recover higher raw material costs and a general price increase in January 2006.

•                     Net sales in our pulp business increased $5.5 million, or 3%, primarily due to higher selling prices and an increase in shipments. Average net selling prices were favorable due to a 10% increase in average market prices for softwood pulp, partially offset by losses on pulp future contracts ($11.4 million).  The increase in shipments was primarily due to increased production.

Year 2005 versus 2004

	Change in Net Sales Compared to Prior Period
		Change Due To
	Total Change	Volume	Average Net Price
Fine Paper	$1.5	$(0.2)	$1.7
Technical Products	(1.7)	3.7	(5.4)
Pulp (a)	6.4	2.9	3.5
Intersegment sales	(0.3)	(0.3)	—
Consolidated	$5.9	$6.1	$(0.2)

(a)        Sales of pulp by our Canadian manufacturing facilities are invoiced in U.S. dollars in accordance with industry practice; therefore, no currency effects are presented in our analysis of the change in net sales for our pulp operations.

Consolidated net sales increased $5.9 million, or 1%, in 2005 compared with 2004, primarily due to increased technical products and pulp volumes.

•        Net sales in our fine paper business increased $1.5 million, or 1%, primarily due to higher average net selling prices, partially offset by lower product mix. Favorable pricing was primarily due to realization of a price increase for most branded products implemented in December 2004 and an additional increase for selected branded products in the third quarter of 2005. Product mix decreased as a result of shipping a higher proportion of lower-priced grades. Unit volumes were essentially unchanged from the prior year, while the uncoated free sheet market decreased approximately 3% in 2005.

•        Net sales in our technical products business decreased $1.7 million, or 1%, as 3% growth in unit volumes and favorable product pricing were more than offset by a product mix with a higher proportion of relatively lower-priced premask and tape volume. The volume improvement reflected strong growth in sales of premask and tape products partially offset by reduced label shipments. Favorable average net selling prices were due to realization of a price increase implemented in the fourth quarter of 2004 and a surcharge implemented in the third quarter of 2005 to recover increased costs for oil-based latex. Sales and mix were adversely affected by reduced heat transfer shipments related to our termination of a distribution agreement and the shift in sales volumes.

•        Our pulp business net sales increased $6.4 million, or 4%, primarily due to a 1% increase in pulp shipments and a shift in product mix to a higher proportion of softwood pulp shipments, partially offset by higher discounts on pulp shipments to Kimberly-Clark. Average net selling prices were unfavorable to the prior year as marginally higher average market prices for softwood pulp were more than offset by higher discounts on shipments to Kimberly-Clark pursuant to our pulp supply agreement. Product mix improved from the prior year due to shipping a higher proportion of softwood pulp.

The following table sets forth line items from our consolidated and combined statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Year Ended December 31,
	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of products sold	84.5	82.0	75.5
Gross profit	15.5	18.0	24.5
Selling, general and administrative expenses	9.6	9.2	8.0
Gain on sale of woodlands	(21.1)	0.1	—
Other (income) expense - net	(1.3)	(1.3)	0.3
Operating income	28.3	10.0	16.2
Interest expense-net	2.8	3.4	0.2
Income from continuing operations before income taxes	25.5	6.6	16.0
Provision for income taxes	9.5	2.4	5.8
Income from continuing operations	16.0%	4.2%	10.2%

Analysis of Operating Income — Years Ended December 31, 2006, 2005 and 2004

The following table sets forth our pre-tax income (loss) by segment for the periods indicated:

	Year Ended December 31,
Operating income	2006	2005	2004
Fine Paper	$56.2	$58.4	$67.0
Technical Products	9.2	10.5	21.9
Pulp	115.8	(9.0)	5.2
Unallocated corporate costs	(12.8)	(6.5)	(8.3)
Consolidated	$168.4	$53.4	$85.8

Commentary:

Year 2006 versus 2005

	Change in Operating Income (Loss) Compared to Prior Period
		Change Due To
	Total Change	Volume	Net Price (a)	Material Costs (b)	Currency	Other (c) (d)
Fine Paper	$(2.2)	$(0.4)	$3.1	$(4.0)	$—	$(0.9)
Technical Products	(1.3)	1.5	4.0	(3.5)	—	(3.3)
Pulp	124.8	2.8	3.5	(3.1)	(12.0)	133.6
Unallocated corporate costs	(6.3)	—	—	—	—	(6.3)
Consolidated	$115.0	$3.9	$10.6	$(10.6)	$(12.0)	$123.1

(a)          Includes price changes, net of pulp discounts, changes in product mix and results of pulp hedging activities.

(b)         Includes price changes for raw materials and energy.

(c)          Includes annual maintenance-related downtime spending, other materials, manufacturing labor, distribution and selling, general and administrative expenses.

(d)         Includes $125.5 million gain on sale of woodlands.

Consolidated operating income in 2006 increased $115.0 million compared to 2005 due to the $125.5 million gain on the sale of woodlands.  Excluding the gain on sale, consolidated operating income was $10.5 million lower than the prior year primarily due to unfavorable currency effects related to the strengthening of the Canadian dollar compared to the U.S. dollar, an unfavorable comparison on pulp hedging activities, higher manufacturing input costs, and increased corporate expenses for stock-based compensation and depreciation related to our ERP software.  These unfavorable effects were partially offset by higher average net prices in all our businesses.

•             Operating income for our fine paper business decreased $2.2 million, or 4%, primarily due to higher raw material, energy and labor costs. The increase in manufacturing costs was partially offset by higher average net selling prices due to the realization of price increases on branded products implemented in January and June 2006.

•             Operating income for our technical products business decreased $1.3 million, or 12%, primarily due to higher raw material (primarily latex and pulp), energy, labor and research and development costs. The increase in manufacturing costs was partially offset by higher average net selling prices due to the realization of a general price increase in January 2006 and the implementation of a surcharge to recover increased latex costs, and favorable volume due to Neenah Germany.

•             Operating income for our pulp business increased $124.8 million from the prior year due to the gain on the sale of the woodlands of $125.5 million. Excluding the gain on sale of the woodlands, our pulp business had an operating loss of $9.7 million, a $0.7 million increase from 2005. The increase in the operating loss for the pulp business was primarily due to unfavorable currency effects related to the strengthening of the Canadian dollar compared to the U.S. dollar, an unfavorable comparison on pulp hedging activities ($11.4 million) and higher raw material and energy costs. These effects were partially offset by higher selling prices, gains on currency hedges and cost savings.

•             Unallocated corporate expenses increased by $6.3 million primarily due to stock-based compensation costs and depreciation related to our ERP software. Stock-based compensation increased approximately $5.0 million primarily due to the adoption on January 1, 2006 of SFAS 123R.

Year 2005 versus 2004

	Change in Operating Income (Loss) Compared to Prior Period
		Change Due To
	Total Change	Volume	Net Price (a)	Material Costs (b)	Currency	Other (c)
Fine Paper	$(8.6)	$(0.1)	$(0.2)	$(4.3)	$—	$(4.0)
Technical Products	(11.4)	0.8	(1.5)	(6.4)	—	(4.3)
Pulp	(14.2)	4.6	(6.1)	(10.9)	(4.4)	2.6
Unallocated corporate costs	1.8	—	—	—	—	1.8
Consolidated	$(32.4)	$5.3	$(7.8)	$(21.6)	$(4.4)	$(3.9)

(a)                  Includes price changes, net of pulp discounts, changes in product mix and results of pulp hedging activities.

(b)                 Includes price changes for raw materials and energy.

(c)                  Includes restructuring costs, annual maintenance-related downtime spending, other materials, manufacturing labor, distribution and selling, general and administrative expenses.

Consolidated operating income in 2005 of $53.4 million decreased $32.4 million versus the prior year. Higher raw material and energy costs, unfavorable currency translation effects related to the strengthening of the Canadian dollar compared to the U.S. dollar, higher discounts on pulp sales to Kimberly-Clark and costs associated with our operation as a stand-alone company were the primary drivers of the unfavorable comparison.

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

•       Our pulp business incurred an operating loss of $9.0 million in 2005 which increased $14.2 million compared to the prior year. The unfavorable comparison to the prior year was primarily due to higher discounts on pulp shipments to Kimberly-Clark pursuant to our pulp supply agreement, unfavorable currency translation effects, increased fiber and energy related manufacturing costs and costs associated with our operation as a stand-alone company. These unfavorable factors were partially offset by higher average market prices for softwood pulp.

Additional Statement of Operations Commentary:

•       For the years ended December 31, 2006 and 2005, we incurred $19.4 million and $18.5 million, respectively, of interest expense (including approximately $2.0 million of amortization of debt issuance costs in each year).  The increase in interest expense was primarily due to borrowing under our revolving credit agreement to partially finance the acquisition of Neenah Germany.  In 2004, we incurred $1.4 million of interest expense on our $225 million of senior notes for the month of December (following the Spin-Off).  Kimberly-Clark used a centralized approach to cash management and the financing of its operations.  As a result, none of Kimberly-Clark’s cash, cash equivalents, debt or interest income or expense was allocated to the Pulp and Paper Business for periods prior to the Spin-Off.

•       The effective tax rate was 37.2%, 36.6% and 36.0% for 2006, 2005 and 2004, respectively. The increase in the effective tax rate between 2006 and 2005 was primarily due to a change in the proportion of the pretax income in tax jurisdictions with different marginal tax rates. For the three months ended December 31, 2006, our effective tax rate was 17.9%.  The decrease in the effective tax rate in the fourth quarter was primarily due to the mix of pretax income between tax jurisdictions with different marginal tax rate and the benefits of changes in our corporate structure following the acquisition of Neenah Germany. The increase in the effective tax rate between 2005 and 2004 was primarily due primarily due to the mix of pretax income between tax jurisdictions with different marginal tax rate, partially offset by an increase in the proportion of non-taxable income items to pretax income. See Note 7 of Notes to Consolidated and Combined Financial Statements included elsewhere in this Annual Report for a reconciliation of the annual effective tax rates.

Liquidity and Capital Resources

	Year Ended December 31,
	2006	2005	2005
Net cash flow provided by (used in):
Operating activities	$65.8	$22.8	$76.0
Investing activities, including capital expenditures	(127.7)	(25.8)	(19.1)
Capital expenditures	(25.1)	(25.7)	(19.1)
Financing activities	50.8	(3.6)	(37.8)

Operating Cash Flow Commentary

•      Cash provided by operations of $65.8 million for the year ended December 31, 2006 increased $43.0 million from the prior year. This increase was primarily due to a decrease in our investment in operating working capital, partially offset by pension contributions to settle liabilities for current retirees in the Terrace Bay pension plan. The decrease in operating working capital was primarily due to the depletion of finished goods inventory and the collection of accounts receivable at the Terrace Bay mill.  Cash provided by operations of $22.8 million for the year ended December 31, 2005 decreased $53.2 million from 2004. This decrease was the result of lower earnings (excluding the non-cash effects of the Terrace Bay impairment loss and related deferred tax benefits and depreciation) and higher income tax payments, partially offset by a decrease in our investment in operating working capital. The decrease in operating working capital was primarily due to lower accounts receivable, partially offset by a decrease in accounts payable related to the timing of payments following the Spin-Off.

•      Our investment in operating working capital at December 31, 2006 decreased $31.0 million from the prior year.  The decrease in operating working capital was primarily due to the depletion of finished goods inventory and the collection of related receivables at Terrace Bay prior to the transfer to Buchanan. This reduction was partially offset by working capital acquired in the Neenah Germany acquisition. During 2005, higher discounts on pulp shipments to Kimberly-Clark and lower pulp volume resulted in lower accounts receivable and reduced our investment in operating working capital (excluding the effects of a stronger Canadian dollar relative to the U.S. dollar). Our reduced investment in operating working capital due to lower accounts receivable was partially offset by an increase of $7.6 million in inventories (excluding the effects of a stronger Canadian dollar relative to the U.S. dollar). We built pulp finished good inventories to comply with contractually required safety stock levels as we transitioned to being a supplier of market pulp. During 2004, higher average selling prices for pulp resulted in significantly higher accounts receivable and increased our investment in working capital at December 31, 2004 to $116.4 million.

Investing Commentary:

•      Cash used by investing activities for 2006 of $127.7 million, increased $101.9 million from the prior year period.  The increase was primarily due to the acquisition of Neenah Germany for $218.6 million (net of cash acquired) and a payment of $18.6 million to Buchanan to transfer the Terrace Bay mill, partially offset by net proceeds from the sale of woodlands of $134.8 million.  Capital spending for 2006 of $25.1 million was $0.6 million lower than the comparable prior year period.  Capital spending in 2006 included significant amounts for the acquisition and installation of ERP software and general projects in North America.

•      Capital spending in 2005 of $25.7 million was $6.6 million higher than the comparable prior year period. The increased spending was primarily for the acquisition and installation of enterprise resource planning (ERP) software and leasehold improvements at our new research and development center.

•      We anticipate capital expenditures for 2007 will be approximately $50 to $55 million including amounts related to our recently acquired Fox River Paper operation. Spending in 2007 includes major projects in Neenah Germany to add capacity and increase productivity.  Capital spending in Neenah Germany will primarily be financed through locally generated cash flow, government subsidized project financing and a $15 million Euro line of credit.  The timing and amount of capital expenditures will depend on the results of engineering studies, the outcome of negotiations with regulatory authorities and the remediation methods ultimately selected. These capital expenditures are not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

•         In March 2007, we acquired the Fox Valley Corporation, which owns Fox River. We paid $52 million in cash for the acquisition and financed it through a combination of cash and debt drawn against our existing revolving credit facility.

Financing Commentary:

•      Our liquidity requirements are being provided by cash generated from operations, proceeds from asset sales and short-term and long-term borrowings. Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. At December 31, 2006, we had $57.3 million outstanding under our revolving credit facility, outstanding letters of credit of $2.8 million and $88.2 million of available credit. Prior to the Spin-Off, our financing (net of cash transfers to Kimberly-Clark) was provided by Kimberly-Clark.

•      In 2006, net borrowings under our revolving credit agreement increased from $0 to $57.3 million primarily to partially finance the acquisition of Neenah Germany.

•      In 2005, we financed the acquisition of our ERP software ($3.6 million) through third-party financing payable over three years. We financed our current year insurance premiums ($2.3 million) through the issuance of a short-term note. Payments under the agreements for our ERP software and insurance premiums in 2005 were $1.1 million and $2.3 million, respectively.

•      We paid cash dividends of $0.40 per share or $5.9 million in each of 2006 and 2005.

Transfer of Terrace Bay Mill:

•      In conjunction with the transfer of the Terrace Bay mill to Buchanan and as a closing condition of the agreement, we initiated plans to curtail and settle our Ontario, Canada defined benefit pension plan. In August 2006, we made a payment to the pension trust of approximately $10.8 million for the purchase of annuity contracts to settle our pension liability for current retirees. As a result of the transaction, we recognized a pension curtailment and settlement loss of approximately $26.4 million in the year ended December 31, 2006.  In addition, we expect to record a settlement loss of approximately $40 million related to the future settlement of pension obligations for active employees.  The amount of any funds that we may pay or receive and the timing of recognition of the loss to settle the liability for active employees are dependent upon, among other things, an actuarial determination of the value of the obligations being settled, the cost of annuity contracts, regulatory approval to settle the plan and employee elections.

Credit Agreement Amendment:

•            In October 2006, we amended our Credit Agreement to, among other things, (i) increase availability under our Revolver from $150 million to $165 million, (ii) extend the termination date of the Credit Agreement to November 30, 2010, (iii) set the interest rate under the Revolver to either (A) the Prime Rate (as defined in the amended Credit Agreement) plus a percentage ranging from 0% to 0.75%, or (B) LIBOR plus a percentage ranging from 1.25% to 2.25%, (iv) reduce the commitment fee pricing on the Revolver, and (v) make other definitional, administrative and covenant modifications to the Credit Agreement.

•            In the amendment, the lenders also consented to consummation of our announced purchase of Neenah Germany.  Neenah Germany is not expected to become a borrower or guarantor with respect to the Revolver.  However, we pledged 65% of our equity interest in Neenah Germany as security for our obligations under the Credit Agreement.

•            Our ability to borrow under the Revolver is limited by the amendment to the lowest of (a) $165 million, (b) our borrowing base (as determined in accordance with the amended Credit Agreement), and (c) the applicable cap on the amount of “credit facilities” under the indenture.  As of December 31, 2006, our borrowing base was approximately $153 million. The amount of the borrowing base is subject to change from time to time in accordance with the terms of the Credit Agreement.

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

•            In March 2007, we entered into the fourth amendment to our Credit Agreement to, among other things, (i) increase our secured revolving line of credit from $165 million to $180 million, and (ii) assist us in consummating the acquisition of Fox River for $52 million, and (iii) make other definitional, administrative and covenant modifications to the Credit Agreement. The entities acquired pursuant to the Fox River transaction will become guarantors with respect to such secured revolving line of credit.

•          Despite the increase in the total commitment to $180 million, our ability to borrow under the revolving credit facility is limited by the terms of the Third Amendment to the lowest of (a) $180 million, (b) our borrowing base (as determined in accordance with the amended Credit Agreement), and (c) the applicable cap on the amount of “credit facilities” under the indenture.

•            As part of closing the Fox River acquisition, we borrowed $54 million in principal under the Revolver.  As of such date the total amount outstanding under the Revolver was approximately $111 million.  All principal amounts outstanding under the Credit Agreement are due and fully payable on the date of termination of the Credit Agreement.  While the Fourth Amendment increases the total commitment available to us under the Credit Agreement, no assurance can be given that we will meet the requirements to borrow the full amount available under the Credit Agreement.

Management believes our ability to generate cash from operations and our borrowing capacity are adequate to fund working capital, capital spending and other cash needs for the next twelve months. Our ability to generate adequate cash from operations beyond 2007, however, will depend on, among other things, our ability to successfully implement our business strategies and cost cutting initiatives and to manage the impact of changes in pulp prices and currencies. We can give no assurance we will be able to successfully implement those strategies and cost cutting initiatives or successfully manage our pulp pricing and currency exposures.

Contractual Obligations

The following table presents the total contractual obligations for which cash flows are fixed or determinable as of December 31, 2006:

(In millions)	2007	2008	2009	2010	2011	Beyond 2011	Total
Unconditional purchase obligations	$48.0	$47.3	$43.9	$41.9	$38.4	$214.0	$433.5
Long-term debt payments	1.3	—	—	57.3	—	225.0	283.6
Interest payments on long-term debt	16.7	16.6	16.6	16.6	16.6	49.8	132.9
Other post-employment benefit obligations	3.5	2.7	1.5	1.8	2.1	15.0	26.6
Operating leases	1.3	0.9	0.8	0.7	0.6	1.4	5.7
Open purchase orders	20.2	—	—	—	—	—	20.2
Contributions to pension trusts	8.7	—	—	—	—	—	8.7
Total contractual obligations	$99.7	$67.5	$62.8	$118.3	$57.7	$505.2	$911.2

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

The above table includes future payments that we will make for post-employment benefits other than pensions. Those amounts are estimated using actuarial assumptions, including expected future service, to project the future obligations.

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

Revenue Recognition

We recognize sales revenue when all of the following have occurred: (1) delivery has occurred, (2) persuasive evidence of an agreement exists, (3) pricing is fixed or determinable, and (4) collection is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated free on board (“FOB”) shipping point. For pulp sales to Kimberly-Clark and other customers that are designated FOB destination, revenue is recognized when the product is delivered to the customer’s delivery site. Sales are reported net of allowable discounts and estimated returns. Reserves for cash discounts, trade allowances and sales returns are estimated using historical experience.

Inventories

We value U.S. inventories at the lower of cost, using the Last-In, First-Out (“LIFO”) method for financial reporting purposes, or market. Canadian and German inventories are valued at the lower of cost, using either the First-In, First-Out (“FIFO”) or a weighted-average cost method, or market. The FIFO values of total U.S. inventories valued on the LIFO method were $37.9 million and $35.2 million at December 31, 2006 and 2005, respectively.  Cost includes labor, materials and production overhead. Inventories of the Canadian pulp operations include both roundwood (logs) and wood chips. These inventories are located both at the pulp mills and at various timberlands locations. In accordance with industry practice, physical inventory counts utilize “scaling” techniques to estimate quantities of roundwood, as well as various electronic devices to calculate wood chip inventory amounts. These techniques historically have provided reasonable estimates of such inventories.

Deferred Income Tax Assets

As of December 31, 2006, we have recorded deferred income tax assets totaling $34.2 million related to temporary differences, and we have established no valuation allowances against these deferred income tax assets. As of December 31, 2005, our deferred income tax assets were $29.3 million. In determining the need for valuation allowances, we consider many factors, including specific taxing jurisdictions, sources of taxable income, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance would be recognized if, based on the weight of available evidence, we conclude that it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Prior to the Spin-Off, our operations were included in the consolidated income tax returns of Kimberly-Clark. Kimberly-Clark will indemnify us for all income tax liabilities and retain rights to all tax refunds for periods through the date of the Spin-Off. Accordingly, the consolidated balance sheets for periods prior to the Spin-Off do not include current or prior period income tax receivables or payables related to our operations, which were filed on a consolidated basis with Kimberly-Clark. For all periods, the income tax provisions have been determined as if we were a separate taxpayer.

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

Consolidated and combined pension expense for defined benefit pension plans was $35.5 million, $13.2 million and $10.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. Pension expense for 2006 includes $26.4 million for settlement and curtailment losses related to the purchase of annuity contracts to settle pension liabilities for current retirees in our Ontario, Canada defined benefit pension plan. In addition, in May 2005 we recognized a pre-tax charge of $1.6 million for a partial settlement of certain pension obligations related to the closure of the No. 1 Mill. Pension expense is calculated based upon a number of actuarial assumptions applied to each of the defined benefit plans. The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense was 8.39%, 8.41% and 8.50% for the years ended December 31, 2006, 2005 and 2004, respectively. The expected long-term rate of return on pension fund assets held by our pension trusts was determined based on several factors, including input from pension investment consultants and projected long-term returns of broad equity and bond indices. Also considered were the plans’ historical 10-year and 15-year compounded annual returns. We anticipate that on average the investment managers for our U.S. and Canadian plans will generate annual long-term rates of return of at least 8.0% and 8.5%, respectively. Our expected long-term rate of return on the assets in the plans is based on an asset allocation assumption of about 60% with equity managers, with expected long-term rates of return of approximately 10%, and 40% with fixed income managers, with an expected long-term rate of return of about 6%. The actual asset allocation is regularly reviewed and periodically rebalanced to the targeted allocation when considered appropriate. We evaluate our investment strategy and long-term rate of return on pension asset assumptions at least annually.

Pension expense is estimated based on the fair value of assets rather than a market-related value that averages gains and losses over a period of years. Investment gains or losses represent the difference between the expected return calculated using the fair value of the assets and the actual return based on the fair value of assets. The variance between the actual and the expected gains and losses on pension assets is recognized in pension expense more rapidly than it would be if a market-related value for plan assets was used. As of December 31, 2006, our pension plans had cumulative unrecognized investment losses and other actuarial losses of approximately $97.3 million. These unrecognized net losses may increase our future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate our pension obligations or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the “corridor” determined under SFAS 87, Employers’ Accounting for Pensions.

The discount (or settlement) rate that is utilized for determining the present value of future pension obligations in the U.S. is generally based on the yield for a theoretical basket of AA-rated corporate bonds currently available in the market place, whose duration matches the timing of expected pension benefit payments. The discount (or settlement) rate that is utilized for determining the present value of future pension obligations in Canada is generally based on the Government of Canada long bond rate plus the spread for a long-term AA-rated bond index over the yield on 30-year U.S. Treasury bonds converted to an equivalent one year compound basis.  The weighted average discount rate was 5.25% and 5.20% at December 31, 2006 and 2005, respectively.

Our consolidated pension expense in 2006 is based on an expected weighted-average long-term rate of return on assets of 8.39%, a weighted-average discount rate of 5.20% and various other assumptions. Pension expense beyond 2006 will depend on future investment performance, our contributions to the pension trusts, changes in discount rates and various other factors related to the covered employees in the plans.

The fair value of the assets in our defined benefit plans decreased to approximately $351 million at December 31, 2006 from about $375 million at December 31, 2005, primarily due to benefit payments of $92.4 million (including purchases of annuity contracts to settle pension liabilities for current retirees in the Ontario, Canada defined benefit pension plan), partially offset by investment gains of $42.3 million and plan contributions of $24.2 million.  At December 31, 2006, the projected benefit obligations of the defined benefit plans exceeded the fair value of plan assets by approximately $69 million and were marginally lower than the $75 million deficit at December 31, 2005. The accumulated benefit obligation exceeded the fair value of plan assets by approximately $31.4 million and $5.4 million at December 31, 2006 and 2005, respectively. Contributions to pension trusts in 2006 were $24.2 million compared with $20.3 million in 2005 (including $1.6 million for special termination benefits related to the closure of the No. 1 Mill). In addition, we made direct benefit payments of approximately $0.1 million in each of 2006, 2005 and 2004 for unfunded supplemental retirement benefits.

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

See “Results of Operations and Related Information—Executive Summary—Results of Discontinued Operations” for a summary of our asset impairment test on the Terrace Bay pulp facility, which resulted in net pre-tax impairment losses of approximately $54.5 million and $112.8 million in 2005 and 2004, respectively.

Goodwill and Other Intangible Assets

Goodwill arising from a business combination is recorded as the excess of purchase price and related costs over the fair value of identifiable assets acquired and liabilities assumed in accordance with the guidance of Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”).  All of our goodwill was acquired in conjunction with the acquisition of Neenah Germany in October 2006.

Under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is subject to impairment testing at least annually. A fair-value-based test is applied at the reporting unit level, which is generally one level below the segment level. The test compares the fair value of an entity’s reporting units to the carrying value of those reporting units. This test requires various judgments and estimates. The fair value of the reporting unit is determined using an estimate of future cash flows and a risk adjusted discount rate to compute a net present value of future cash flows. An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized assets and liabilities of the reporting unit. The Company tests goodwill for impairment at least annually on November 30 in conjunction with preparation of its annual business plan, or more frequently if events or circumstances indicate it might be impaired. Goodwill was last tested for impairment as of November 30, 2006 and no impairment was indicated.

Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Intangible assets consist primarily of customer relationships, tradenames and acquired intellectual property. Such intangible assets are being amortized using the straight-line method over estimated useful lives of between 10 and 15 years.  Certain tradenames are estimated to have indefinite useful lives and as such are not being amortized.

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) using the modified-prospective transition method. Stock-based compensation cost recognized under SFAS 123R consists of (a) compensation cost for all unvested stock-based grants outstanding as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and (b) compensation cost for all stock-based awards granted subsequent to adoption based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The amount of stock-based compensation cost recognized is based on the fair value of grants that are ultimately expected to vest and is recognized pro-rata over the requisite service period for the entire award.

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

Foreign Currency Risk

Our results of operations and cash flows are affected by changes in the Canadian dollar exchange rate relative to the U.S. dollar. In addition, our reported results of operations are affected by changes in the Euro exchange rate relative to the U.S. dollar.  Exchange rate fluctuations can have a material impact on our financial results because substantially all of our pulp mill’s expenses are incurred in Canadian dollars and our pulp revenues are denominated in U.S. dollars. In 2006, a hypothetical $0.01 increase in the Canadian dollar relative to the U.S dollar would have decreased our income before income taxes by approximately $2 million, excluding additional currency re-measurement losses.

We use hedging arrangements to reduce our exposure to Canadian dollar exchange rate fluctuations, although these arrangements could result in us incurring higher costs than we would incur without the arrangements. At December 31, 2006 we had foreign currency contracts outstanding in a notional amount of $93 million Canadian dollars designated as cash flow hedges of U.S dollar denominated pulp sales. The fair value of the contracts was a current asset of $0.7 million U.S. dollars. The weighted average exchange rate for the foreign currency contracts at December 31, 2006 was $0.854 U.S. dollars per Canadian dollar and the contracts extend through December 2007.

Currency transactional exposures are also sensitive to changes in the exchange rate of the U.S. dollar against the Canadian dollar and the Euro. We performed a sensitivity test to quantify the effects that possible changes in the exchange rate of the U.S. dollar would have on our pre-tax income based on the transactional exposure at December 31, 2006. The effect is calculated by multiplying our net monetary asset or liability position by a 10% change in the exchange rate of the Canadian dollar and the Euro versus the U.S. dollar. The results of this sensitivity test are as follows.  As of December 31, 2006, a 10% unfavorable change in the exchange rate of the U.S. dollar against the Canadian dollar and the Euro involving balance sheet transactional exposure would have resulted in net pre-tax losses of approximately $3 million and $4 million, respectively.

Finally, the translation of the balance sheets of our Canadian operations from Canadian dollars into U.S. dollars and our German operations from Euros into U.S. dollars also are sensitive to changes in the exchange rate of the U.S. dollar against the Canadian dollar and Euro, respectively. Consequently, we performed a sensitivity test to determine if changes in the exchange rate would have a significant effect on the translation of the balance sheets of our Canadian operations and German operations into U.S. dollars. These translation gains or losses are recorded as unrealized translation adjustments, or UTA (a component of comprehensive income), within stockholders’ equity. The hypothetical change in UTA is calculated by multiplying the net assets of our Canadian and German operations by a 10% change in the U.S.$/Canadian$ and U.S.$/Euro exchange rates, respectively. The results of this sensitivity test are presented in the following paragraph.

As of December 31, 2006, a 10% unfavorable change in the exchange rate of the U.S. dollar against the Canadian dollar and the U.S. dollar against the euro would have decreased our stockholders’ equity by approximately $6 million and $23 million, respectively. The hypothetical increase in UTA is based on the difference between the December 31, 2006 exchange rate and the assumed exchange rate.

Commodity Risk

Pulp

Our results of operations, cash flows and financial position are sensitive to the selling prices of wood pulp. Wood pulp is a commodity for which there are multiple other suppliers. Typically, commodities businesses compete primarily on the basis of price and availability. The revenues from producing a commodity tend to be cyclical, with periods of shortage and rapidly rising prices leading to increased production and increased industry investment until supply exceeds demand. Those periods are then typically followed by periods of reduced prices and excess and idle capacity until the cycle is repeated.

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

In the past, we have used hedging arrangements to reduce our exposure to pulp price fluctuations, although these arrangements could result in us incurring higher costs than we would incur without the arrangements. During 2005 and 2006, we entered into a series of pulp futures contracts to hedge fluctuations in pulp prices through December 2006. At December 31, 2006, we had no outstanding pulp future contracts.

Based on 2006 shipment volume, a 10% decrease in the market price for northern bleached softwood kraft pulp (excluding the impact of volume and other discounts) would reduce pretax income of our Pulp segment by approximately $17.6 million.

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

We obtain a portion of the wood fiber required for the Pictou pulp mill from timberland areas licensed by the Nova Scotia provincial government. The government has granted us non-exclusive licenses for substantial timberland areas from which we obtain fiber, and we also obtain fiber harvested from timberland areas licensed to others by this government. There can be no assurance that the amount of fiber that we are allowed to harvest from these licensed areas will not be decreased, or that our licenses will continue to be renewed or extended by the governments on acceptable terms. In the area where our Pictou mill is located, there is increasing competition for wood fiber from various other users. Changes in governmental practices and policies as they apply to us and to others from whom we obtain fiber may result in less fiber being available, increased costs to obtain the fiber and additional expense in meeting forestry standards. These results could have a material adverse effect upon our financial position, liquidity and results of operations.

In 2006, two suppliers provided over 70% of the wood chips used by the Pictou mill. While we believe that alternative sources of critical supplies, such as wood chips, would be available, disruption of our primary sources could create a temporary, adverse effect on product shipments. Also, an interruption in supply of single source specialty grade latex or specialty softwood pulp to our technical products business could disrupt and eventually cause a shutdown of production of certain technical products.

We generate substantially all of the electrical energy used by our Munising and Pictou mills. Availability of energy is not expected to be a problem in the foreseeable future, but the purchase price of such energy can and likely will fluctuate significantly based on fluctuations in demand and other factors. In addition, we have forward purchase contracts for natural gas through June 2007. At December 31, 2006, we had future contracts for 290,000 MMBTUs of natural gas with a notional amount of approximately $2.5 million. The weighted average price for the natural gas futures contracts at December 31, 2006 was $8.79 per MMBTU. In January 2006, we entered into an agreement to purchase 350 thousand pounds per year of “Green Steam” to supply energy at our Neenah paper mill. We anticipate that the agreement will substantially reduce the mill’s annual consumption of natural gas. There is no assurance that that we will be able to obtain electricity or natural gas purchases on favorable terms in the future.

Interest Rate Risk

We are exposed to interest rate risk on our fixed rate long-term debt and our variable rate bank debt. Our objective is to manage the impact of interest rate changes on earnings and cash flows from our variable rate debt and on the market value of our fixed rate debt. At December 31, 2006, we had $225.0 million of fixed rate long-term debt outstanding and $57.3 million of variable rate borrowings outstanding under our revolving credit agreement. We are exposed to fluctuations in the fair value of our fixed rate long-term debt resulting from changes in market interest rates, but not to fluctuations in our earnings or cash flows. At December 31, 2006, the fair market value of our fixed rate long-term debt was $273.3 million based upon the quoted market price of the senior notes. A 100 basis point increase in interest rates would increase our annual interest expense on variable rate borrowings outstanding under our revolving credit agreement by approximately $0.6 million.

We could in the future, reduce our exposure to interest rate fluctuations on our variable rate debt by entering into interest rate hedging arrangements, although those arrangements could result in us incurring higher costs than we would incur without the arrangements.

Environmental Regulation

Our manufacturing operations are subject to extensive regulation by U.S. and international authorities. We have made significant capital expenditures to comply with environmental laws, rules and regulations. Due to changes in environmental laws and regulations, the application of such regulations and changes in environmental control technology, we are not able to predict with certainty the amount of future capital spending to be incurred for environmental purposes. Taking these uncertainties into account, we have planned capital expenditures for environmental projects during the period 2007 through 2010 of approximately $2 million to $3 million annually.  Following the completion of engineering studies and negotiations with local authorities and other interested parties in Canada, we do not currently anticipate any material capital expenditures would be required at the Pictou mill related to the effluent treatment system, total sulphur emissions or other environmental matters until 2009 or later.

We believe these risks can be managed and will not have a material adverse effect on our business or our consolidated financial position, results of operations or cash flows.

Item 8.                          Financial Statements and Supplementary Data

The information required in Item 8 is contained in and incorporated herein by reference from pages F-1 through F-55 of this Annual Report on Form 10-K.

Item 9.                          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                 Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. There has been no significant change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) or 15a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s businesses except for Neenah Germany manufacturing operations acquired in October 2006.  Neenah Germany constituted approximately 125% and 46% of net and total assets, respectively, and 8% of revenues, and 3% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2006.  Further discussion of this acquisition can be found in Note 5 to our consolidated and combined financial statements.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Deloitte & Touche’s attestation report on management’s assessment of the Company’s internal control over financial reporting is included herein. See “Item 15 — Exhibits and Financial Statement Schedules.”

Neenah Paper, Inc.

March 15, 2007

Item 9B.                 Other Information

None.

PART III

Item 10.                   Directors and Executive Officers of the Registrant

Information relating to nominees for director of Neenah and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the captions “Proposal 1—Election of Directors,” “Meetings and Committees of the Board of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2007. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006. Information relating to the executive officers of Neenah, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, is set forth at Part I, Item 4A of this report under the caption “Executive Officers of the Registrant.” Such information is incorporated herein by reference.

Code of Ethics

Neenah has adopted the Neenah Paper, Inc. Code of Business Conduct and Ethics, which applies to all directors, officers and employees of Neenah. The Code of Business Conduct and Ethics meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer, Chief Financial Officer, (who is both our principal financial and principal accounting officer), as well as all other employees, as indicated above. The Code of Business Conduct and Ethics also meets the requirements of a code of conduct under New York Stock Exchange listing standards. The Code of Business Conduct and Ethics is posted on our web site at www.neenah.com under the links “Investor Relations—Corporate Governance— Code of Ethics” and print copies are available upon request without charge. You can request print copies by contacting our General Counsel in writing at Neenah Paper, Inc., 3460 Preston Ridge Road, Suite 600, Alpharetta, Georgia 30005 or by telephone at 678-566-6500. The Company intends to disclose any amendments to the Code of Business Conduct and Ethics, as well as any waivers for executive officers or directors, on our web site at www.neenah.com.

Item 11.                   Executive Compensation

Information required by this Item 11 relating to executive compensation and other matters is set forth under the captions “Compensation, Discussion and Analysis,” “Additional Executive Compensation,” “Director Compensation,” and “Compensation Committee Report” and in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

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

Item 13.                   Certain Relationships and Related Transactions and Director Independence.

Information relating to existing or proposed relationships or transactions between Neenah and any affiliate of Neenah is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

Item 14.                   Principal Accounting Fees and Services

Information relating to Neenah’s principal accounting fees and services is set forth under the caption “Principal Accounting Fees and Services” in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

Item 15.                   Exhibits and Financial Statement Schedules

(a)                    Documents filed as part of this report:

1.	Consolidated and Combined Financial Statements

The following reports and financial statements are filed herewith on the pages indicated:

Report of Independent Registered Public Accounting Firm on Management’s Assessment and the Effectiveness of Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated and Combined Statements of Operations
Consolidated Balance Sheets
Consolidated and Combined Statements of Changes in Stockholders’ Equity and Invested Capital
Consolidated and Combined Statements of Cash Flows
Notes to Consolidated and Combined Financial Statements
2.	Financial Statement Schedule

The following schedule is filed herewith:

Schedule II—Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.                            Exhibits

See (b) below

(b)                    Exhibits

The following exhibits are filed with or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. We will furnish any exhibit at no cost upon written request to us at: Investor Relations, Neenah Paper, Inc., 3460 Preston Ridge Road, Suite 600, Alpharetta, Georgia 30005.

Exhibit Number	Exhibit
2

Distribution Agreement dated as of November 20, 2004 between Kimberly-Clark Corporation and Neenah Paper, Inc. (filed as Exhibit 2.1 to the Neenah Paper, Inc. Current Report on Form 8-K filed November 30, 2004 and incorporated herein by reference).

2.1

Sale and Purchase Agreement dated as of August 9, 2006 by and between FiberMark, Inc., FiberMark International Holdings LLC, and Neenah Paper, Inc. (filed as Exhibit 2.1 to the Neenah Paper, Inc. Current Report on Form 8-K filed October 11, 2006 and incorporated herein by reference).

2.2

Assignment of Sale and Purchase Agreement Rights dated October 11, 2006 by and between Neenah Paper, Inc. and Neenah Paper International, LLC (filed as Exhibit 2.2 to the Neenah Paper, Inc. Current Report on Form 8-K filed October 11, 2006 and incorporated herein by reference).

2.3

Asset Purchase Agreement dated as of August 4, 2006 by and among Neenah Paper Company of Canada, NPCC Holding Company, LLC and Eagle Logging Inc. (filed as Exhibit 2.3 to the Neenah Paper, Inc. Quarterly Report on Form 10-Q filed November 9, 2006 and incorporated herein by reference).

2.4

Asset Purchase Agreement dated as of August 4, 2006 by and among Neenah Paper Company of Canada, NPCC Holding Company, LLC and Terrace Bay Pulp Inc. (filed as Exhibit 2.4 to the Neenah Paper, Inc. Quarterly Report on Form 10-Q filed November 9, 2006 and incorporated herein by reference).

2.5

Agreement and Plan of Merger, among Neenah Paper, Inc., and Fox Valley Corporation, Fox River Paper Company, LLC and AF/CPS Holding Corporation, dated as of February 5, 2007 (filed as Exhibit 2.1 to the Neenah Paper, Inc. Current Report on Form 8-K filed March 1, 2007 and incorporated herein by reference).

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

10.7	[Reserved].

10.8*	Neenah Paper Severance Pay Plan (filed herewith).

10.9

Form of Pulp Supply Agreement by and between Kimberly-Clark Global Sales and Neenah Paper, Inc. (filed as Exhibit 10.4 to the Neenah Paper, Inc. Registration Statement on Form 10, as amended, filed August 26, 2004 and incorporated herein by reference).

10.10

Amendment to Pulp Supply Agreement between Neenah Paper, Inc. and Kimberly-Clark Global Sales, Inc. dated as of January 17, 2006 (filed as Exhibit 10.1 to the Neenah Paper, Inc. Current Report on Form 8-K filed January 20, 2006 and incorporated herein by reference).

10.11

Amended and Restated Pulp Supply Agreement dated August 29, 2006 between Neenah Paper, Inc. and Kimberly-Clark Global Sales, Inc. (filed as Exhibit 10.1 to the Neenah Paper, Inc. Current Report on Form 8-K filed September 5, 2006 and incorporated herein by reference).

10.12

Form of Employee Matters Agreement by and between Kimberly-Clark Corporation and Neenah Paper, Inc. (filed as Exhibit 10.2 to the Neenah Paper, Inc. Registration Statement on Form 10, as amended, filed August 26, 2004 and incorporated herein by reference).

10.13

Credit Agreement dated as of November 30, 2004, by and among Neenah Paper, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed as Exhibit 10.10 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2004, filed March 31, 2005 and incorporated herein by reference).

10.14

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

10.15

Second Amendment and Waiver, dated as of May 9, 2006 to the Credit Agreement dated as of November 30, 2004, by and among, Neenah Paper, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank N.A., as agent for the Lenders (filed as Exhibit 10.1 to the Neenah Paper, Inc. Quarterly Report on Form 10-Q for the three months ended June 30, 2006, filed August 9, 2006 and incorporated herein by reference).

10.16

Third Amendment, dated as of October 3, 2006, to Credit Agreement dated as of November 30, 2004, by and among Neenah Paper, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed herewith).

10.17

Fourth Amendment, dated as of March 1, 2007 to Credit Agreement dated as of November 30, 2004, by and among Neenah Paper, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed herewith).

10.18*

Neenah Paper, Inc. 2004 Omnibus Stock and Incentive Compensation Plan (filed as Exhibit 10.12 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2004, filed March 31, 2005 and incorporated herein by reference).

10.19*

Neenah Paper Deferred Compensation Plan approved on December 11, 2006 (filed as Exhibit 10.1 to the Neenah Paper, Inc. Current Report on Form 8-K filed December 15, 2006 and incorporated herein by reference).

10.20*

Neenah Paper Directors’ Deferred Compensation Plan approved on December 11, 2006. (filed as Exhibit 99.1 to the Neenah Paper, Inc. Registration Statement on Form S-8 filed December 21, 2006 and incorporated herein by reference).

10.21

Timberland Purchase and Sale Agreement, dated as of May 5, 2006, by and between Neenah Paper Company of Canada and Wagner Forest Management, LTD. (filed as Exhibit 10.2 to the Neenah Paper, Inc. Quarterly Report on Form 10-Q for the three months ended June 30, 2006, filed August 9, 2006 and incorporated herein by reference).

10.22

Stumpage Agreement dated as of June 29, 2006, by and among Neenah Paper Company of Canada, Atlantic Star Forestry LTD. and Nova Star Forestry LTD. (filed as Exhibit 10.3 to the Neenah Paper, Inc. Quarterly Report on Form 10-Q for the three months ended June 30, 2006, filed August 9, 2006 and incorporated herein by reference).

10.23

First Amendment to Purchase and Sale Agreement, dated as of June 29, 2006, by and between Neenah Paper Company of Canada and Wagner Forest Management, LTD. (filed as Exhibit 10.4 to the Neenah Paper, Inc. Quarterly Report on Form 10-Q for the three months ended June 30, 2006, filed August 9, 2006 and incorporated herein by reference).

10.24

Assignment and Assumption of Timberland Purchase and Sale Agreement, dated as of June 29, 2006, by and among Neenah Paper Company of Canada, Wagner Forest Management, LTD. and Nova Star Forestry LTD. (filed as Exhibit 10.5 to the Neenah Paper, Inc. Quarterly Report on Form 10-Q for the three months ended June 30, 2006, filed August 9, 2006 and incorporated herein by reference).

10.25

Assignment and Assumption of Timberland Purchase and Sale Agreement, dated as of June 29, 2006, by and among Neenah Paper Company of Canada, Wagner Forest Management, LTD. and Atlantic Star Forestry LTD. (filed as Exhibit 10.6 to the Neenah Paper, Inc. Quarterly Report on Form 10-Q for the three months ended June 30, 2006, filed August 9, 2006 and incorporated herein by reference).

10.26*	Employment Agreement between Gessner & Co. GmbH, Bruckmühl and Dr. Walter Haegler dated November 15, 1989 (filed herewith).

10.27*	Supplementary Agreement to the Employment Agreement, dated 22 March 2000 between FiberMark Gessner GmbH & Co. OHG and Dr. Walter Haegler and FiberMark Services GmbH & Co. KG (filed herewith).

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges (filed herewith)

21	List of Subsidiaries of Neenah Paper, Inc. (filed herewith).

23	Consent of Deloitte & Touche LLP (filed herewith)

24	Power of Attorney (filed herewith)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).

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

NEENAH PAPER, INC

By:	/s/ Sean T. Erwin
	Name:	Sean T. Erwin
	Title:	Chairman of the Board, President and Chief Executive Officer (in his capacity as a duly authorized officer of the Registrant and in his capacity as Chief Executive Officer)
	Date:	March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sean T. Erwin	Chairman of the Board, President and	March 16, 2007
Sean T. Erwin	Chief Executive Officer (Principal Executive Officer)

/s/ Bonnie C. Lind	Senior Vice President, Chief Financial	March 16, 2007
Bonnie C. Lind	Officer and Treasurer (Principal Financial
Officer)

/s/ Edward Grzedzinski*	Director	March 16, 2007
Edward Grzedzinski

/s/ Mary Ann Leeper*	Director	March 16, 2007
Mary Ann Leeper

/s/ Timothy S. Lucas*	Director	March 16, 2007
Timothy S. Lucas

/s/ John F. McGovern*	Director	March 16, 2007
John F. McGovern

/s/ Philip C. Moore*	Director	March 16, 2007
Philip C. Moore

/s/ Stephen M. Wood*	Director	March 16, 2007
Stephen M. Wood

*By:	/s/ Steven S. Heinrichs
Steven S. Heinrichs
Senior Vice President, General Counsel and Secretary Attorney-in-fact

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm on Management’s Assessment and the Effectiveness of Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated and Combined Statements of Operations
Consolidated Balance Sheets
Consolidated and Combined Statements of Changes in Stockholders’ Equity and Invested Capital
Consolidated and Combined Statements of Cash Flows
Notes to Consolidated and Combined Financial Statements
Schedule II—Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON MANAGEMENT’S ASSESSMENT AND THE EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
Neenah Paper, Inc.
Alpharetta, Georgia

We have audited management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting,” that Neenah Paper, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Neenah Germany, which was acquired in October 2006 and whose financial statements constitute 125 percent and 46 percent of net and total assets, respectively, 8 percent of revenues, and 3 percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2006.  Accordingly, our audit did not include the internal control over financial reporting at Neenah Germany.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 15, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the preparation of the combined financial statements of the Pulp and Paper Business of Kimberly-Clark Corporation and an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006, and the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, on December 31, 2006.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Neenah Paper, Inc.
Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of Neenah Paper, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated and combined statements of operations, stockholders’ and invested equity, and cash flows of the Company and Pulp and Paper Business of Kimberly-Clark Corporation (“Pulp and Paper Business”) for each of the three years in the period ended December 31, 2006.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The accompanying combined financial statements were prepared to present the results of operations and cash flows of the Pulp and Paper Business, which was spun off to Kimberly-Clark Corporation’s stockholders as described in Note 1 to the consolidated and combined financial statements, and may not necessarily be indicative of the conditions that would have existed or the results of operations and cash flows if the Pulp and Paper Business had operated as a stand-alone company during the period presented.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Neenah Paper, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of operations and cash flows of the Company and the Pulp and Paper Business for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006 and the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, on December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 15, 2007

NEENAH PAPER, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

	Year Ended December 31,
	2006	2005	2004
Net sales	$594.3	$534.7	$528.8
Cost of products sold	502.3	438.7	399.4

Gross profit	92.0	96.0	129.4
Selling, general and administrative expenses	56.9	49.4	42.0
Gain on sale of woodlands (Note 3)	(125.5)	—	—
Other (income) expense - net	(7.8)	(6.8)	1.6

Operating income	168.4	53.4	85.8
Interest expense	19.4	18.5	1.4
Interest income	(2.9)	(0.3)	—

Income from continuing operations before income taxes	151.9	35.2	84.4
Provision for income taxes	56.5	12.9	30.4

Income from continuing operations	95.4	22.3	54.0
Loss from discontinued operations (Note 4)	(32.9)	(52.0)	(80.4)

Net income (loss)	$62.5	$(29.7)	$(26.4)

Earnings (Loss) Per Common Share
Basic
Continuing operations	$6.47	$1.51	$3.66
Discontinued operations	(2.23)	(3.53)	(5.45)
	$4.24	$(2.02)	$(1.79)
Diluted
Continuing operations	$6.43	$1.51	$3.65
Discontinued operations	(2.22)	(3.52)	(5.43)
	$4.21	$(2.01)	$(1.78)

Weighted Average Common Shares Outstanding (in thousands)
Basic	14,757	14,739	14,738
Diluted	14,847	14,787	14,799

See Notes to Consolidated and Combined Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$1.6	$12.6
Accounts receivable, net	112.5	79.1
Inventories	74.9	87.1
Deferred income taxes	1.5	1.7
Prepaid and other current assets	31.9	23.8
Total Current Assets	222.4	204.3
Property, Plant and Equipment — net	355.6	217.9
Deferred Income Taxes	32.7	27.6
Prepaid and Intangible Pension Costs (Note 9)	—	71.7
Goodwill (Note 5)	92.0	—
Intangible assets (Note 5)	29.5	—
Other Assets	12.5	15.5

TOTAL ASSETS	$744.7	$537.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Debt payable within one year	$1.3	$1.2
Accounts payable	74.7	40.4
Accrued expenses	53.5	38.8
Total Current Liabilities	129.5	80.4
Long-term Debt	282.3	226.3
Deferred Income Taxes	35.8	—
Noncurrent Employee Benefits and Other Obligations	112.2	65.0
TOTAL LIABILITIES	559.8	371.7

Commitments and Contingencies (Notes 13 and 14)

Stockholders’ Equity
Common stock, par value $0.01 — authorized: 100,000,000 shares; issued and outstanding: 14,811,520 shares and 14,766,203 shares	0.1	0.1
Treasury stock, at cost: 1,999 shares and 814 shares	(0.1)	—
Additional paid-in capital	224.7	219.4
Accumulated deficit	(49.7)	(106.3)
Accumulated other comprehensive income	9.9	53.9
Unearned compensation on restricted stock	—	(1.8)
Total Stockholders’ Equity	184.9	165.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$744.7	$537.0

See Notes to Consolidated and Combined Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES

STOCKHOLDERS’ EQUITY AND INVESTED CAPITAL

(In millions, shares in thousands)

							Accumulated	Unearned
				Additional	Kimberly-		Other	Compensation
	Common Stock		Treasury	Paid-In	Clark’s Net	Accumulated	Comprehensive	On Restricted	Comprehensive
	Shares	Amount	Stock	Capital	Investment	Deficit	Income/(Loss)	Stock	Income/(Loss)
Balance, December 31, 2003	—	$—	$—	$—	$436.8	$—	$(3.1)	$—
Net income (loss)					44.3	(70.7)			$(26.4)
Other comprehensive income
Unrealized foreign currency translation							24.8		24.8
Minimum pension liability							30.0		30.0
Loss on cash flow hedges							(0.1)		(0.1)
Net transfers to Kimberly-Clark					(37.6)
Adjustment to deferred taxes at Spin-Off					(12.7)				$28.3
Other non-cash transfers to Kimberly-Clark					(1.8)
Spin-Off payment to Kimberly-Clark					(213.0)
Transfer to additional paid-in capital				216.0	(216.0)
Issuance of common stock	14,738	0.1
Stock-based compensation awards, less amortization	25			2.3				(2.2)

Balance, December 31, 2004	14,763	0.1	—	218.3	—	(70.7)	51.6	(2.2)
Net loss						(29.7)			$(29.7)
Other comprehensive income
Unrealized foreign currency translation							10.1		10.1
Minimum pension liability							(12.5)		(12.5)
Gain on cash flow hedges							4.7		4.7
Dividends declared						(5.9)			$(27.4)
Restricted stock unit vesting	3
Stock-based compensation awards, less amortization				0.4				0.4
Other (Note 6)				0.7

Balance, December 31, 2005	14,766	0.1	—	219.4	—	(106.3)	53.9	(1.8)
Net income						62.5			$62.5
Other comprehensive income
Unrealized foreign currency translation							12.8		12.8
Minimum pension liability							2.9		2.9
Loss on cash flow hedges							(4.3)		(4.3)
Dividends declared						(5.9)			$73.9
Transfer of unearned compensation to additional paid-in capital				(1.8)				1.8
Adjustment to initially adopt SFAS 158 (Note 9)							(55.4)
Stock options exercised	43			1.3
Restricted stock vesting (Note 12)	3		(0.1)
Stock-based compensation				5.8

Balance, December 31, 2006	14,812	$0.1	$(0.1)	$224.7	$—	$(49.7)	$9.9	$—

See Notes to Consolidated and Combined Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES
Net income (loss)	$62.5	$(29.7)	$(26.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30.2	29.0	36.0
Stock-based compensation	5.8	0.8	0.6
Deferred income tax provision	30.0	(20.1)	(43.6)
Asset impairment loss	—	54.5	112.8
Gain on sale of woodlands (Note 3)	(125.5)	—	—
Loss on disposal of Terrace Bay (Note 4)	6.5	—	—
Loss on curtailment and partial settlement of pension plan (Note 4)	26.4	—	—
Loss on other asset dispositions	0.8	0.5	3.1
Net cash provided by (used in) changes in operating working capital, net of effects of acquisition
Accounts receivable	3.0	13.3	(14.1)
Inventories	24.7	(7.6)	(9.4)
Prepaid and other current assets	(0.8)	(6.9)	2.4
Accounts payable	8.0	(10.1)	11.3
Accrued expenses	0.7	(0.2)	5.6
Foreign currency effects on working capital	4.2	1.4	5.7
Contribution to settle pension liabilities (Note 4)	(10.8)	—	—
Pension and other post-employment benefits	0.3	(2.7)	(7.4)
Other	(0.2)	0.6	(0.6)
NET CASH PROVIDED BY OPERATING ACTIVITIES	65.8	22.8	76.0
INVESTING ACTIVITIES
Capital expenditures	(25.1)	(25.7)	(19.1)
Net proceeds from sale of woodlands (Note 3)	134.8	—	—
Payment for transfer of Terrace Bay (Note 4)	(18.6)	—	—
Acquisition of German operations, net of cash acquired (Note 5)	(218.6)	—	—
Other	(0.2)	(0.1)	—
NET CASH USED IN INVESTING ACTIVITIES	(127.7)	(25.8)	(19.1)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	84.3	3.6	225.0
Debt issuance costs	(0.7)	(0.2)	(12.2)
Repayments of long-term debt	(28.2)	(1.1)	—
Short-term borrowings	0.6	2.5	10.0
Repayments of short-term borrowings	(0.6)	(2.5)	(10.0)
Cash dividends paid	(5.9)	(5.9)	—
Proceeds from exercise of stock options	1.3	—	—
Spin-Off payment to Kimberly-Clark	—	—	(213.0)
Net transfers to Kimberly-Clark	—	—	(37.6)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	50.8	(3.6)	(37.8)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	0.1	0.1	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11.0)	(6.5)	19.1
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12.6	19.1	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1.6	$12.6	$19.1

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

The fine paper business is a leading producer of premium writing, text, cover and specialty papers. The technical products business is a leading producer of durable, saturated and coated substrates for a variety of end uses. At the time of the Spin-Off, the Canadian pulp business consisted of pulp mills in Terrace Bay, Ontario and Pictou, Nova Scotia and the related woodlands (including 1,000,000 acres in Nova Scotia).

In May 2006, the Company announced a tentative agreement to transfer the Terrace Bay mill and related woodlands operations to certain affiliates of Buchanan Forest Products Ltd. (“Buchanan”). In August 2006, the Company consummated the agreement by transferring the mill and related woodlands operations (excluding certain working capital amounts and post-employment obligations) to Buchanan.  Pursuant to the terms of the agreement, Buchanan assumed responsibility for substantially all liabilities related to the future operation of the mill in exchange for a payment of $18.6 million. For the year ended December 31, 2006, the results of operations of the Terrace Bay mill and the loss on transfer are reflected as discontinued operations in the consolidated and combined statements of operations.  The consolidated results of operations for all prior periods have been restated to reflect the results of operations of the Terrace Bay mill as discontinued operations. See Note 4, “Discontinued Operations.”

In June 2006, the Company completed the sale of approximately 500,000 acres of woodlands in Nova Scotia for gross proceeds of $139.1 million. The agreement includes a fiber supply agreement to secure a source of fiber for the Company’s Pictou pulp mill. The transaction resulted in a net pre-tax gain of $131.6 million.  Approximately $9.0 million of such gain was deferred and will be recognized in income pro-rata through December 2007. See Note 3, “Sale of Woodlands.”

In October 2006, the Company completed the purchase of the outstanding interests of FiberMark Services GmbH & Co. KG and the outstanding interests of FiberMark Beteiligungs GmbH (collectively “Neenah Germany”).  Neenah Germany was acquired from FiberMark, Inc. (“FiberMark”) and FiberMark International Holdings LLC for $218 million in cash. The transaction was financed through $160 million of available cash and $58 million of debt drawn against the Company’s revolving credit facility. The assets acquired as a result of the acquisition of Neenah Germany consist of three mills located near Munich and Frankfurt, that produce a wide range of products, including transportation and other filter media, non-woven wall coverings, masking and other tapes, abrasive backings, and specialized printing and coating substrates. See Note 5, “Acquisitions.”

Basis of Consolidation and Presentation

The consolidated and combined financial statements include the financial statements of the Company and its wholly owned and majority owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

The consolidated and combined financial statements reflect the consolidated operations of Neenah and its subsidiaries as a separate, stand-alone entity subsequent to November 30, 2004, combined with the historical operations of the Pulp and Paper Business, which were operated as part of Kimberly-Clark prior to the Spin-Off. The combined financial statements for periods through November 30, 2004 have been derived from the consolidated financial statements and accounting records of Kimberly-Clark using the historical results of operations and the historical basis of assets and liabilities of the Pulp and Paper Business. Management believes the assumptions underlying the combined financial statements for these periods are reasonable. However, the combined financial statements included herein for periods through November 30, 2004 are not indicative of the Pulp and Paper Business’ results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Pulp and Paper Business been a stand-alone company during the periods presented. See Note 15, “Transactions with Kimberly-Clark.”

Kimberly-Clark’s investment in the Pulp and Paper Business is shown as “Kimberly-Clark’s net investment” in the combined financial statements through November 30, 2004 because no direct ownership relationship existed among the entities that comprised the Pulp and Paper Business. Intercompany accounts between the Pulp and Paper Business and Kimberly-Clark are combined with “Kimberly-Clark’s net investment.” As of November 30, 2004, the balance reflected in “Kimberly-Clark’s net investment” was transferred to “Additional paid-in capital” of Neenah. “Accumulated deficit” reflected in the consolidated financial statements represents net losses beginning December 1, 2004.

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the number of weighted average shares of common stock outstanding. Diluted earnings (loss) per share are calculated to give effect to all potentially dilutive common shares applying the “Treasury Stock” method. Outstanding stock options, restricted shares, restricted stock units and restricted stock units with performance conditions represent the only potentially dilutive effects on the Company’s weighted-average shares. Approximately 1,095,000, 790,000 and 875,000 potentially dilutive options in 2006, 2005 and 2004, respectively, were excluded from the computation of dilutive common shares.

The following table presents the computation of basic and diluted shares of common stock used in the calculation of EPS (amounts in thousands):

	Year Ended December 31,
	2006	2005	2004
Basic shares outstanding	14,757	14,739	14,738
Add: Assumed incremental shares under stock compensation plans	90	48	61

Assuming dilution	14,847	14,787	14,799

Prior to the Spin-Off, certain corporate, general and administrative expenses of Kimberly-Clark were allocated to the Pulp and Paper Business, using a three factor formula comprised of net sales, total assets and employee head count. In the opinion of management, such an allocation is reasonable. However, such expenses are not indicative of, nor is it practical or meaningful for management to estimate for all historical periods presented, the actual level of expenses that might have been incurred had the Pulp and Paper Business been operating as an independent company. General corporate overhead primarily includes information technology, accounting, cash management, legal, tax, insurance and public relations. Such expenses for 2004 were $0.5 million. Subsequent to November 30, 2004, the Company performed these functions using its own resources or purchased services, some of which were provided by Kimberly-Clark pursuant to a Corporate Services Agreement. See Note 15, “Transactions with Kimberly-Clark.”

Changes in Kimberly-Clark’s net investment represent any funding from Kimberly-Clark for working capital and capital expenditures after giving effect to the Pulp and Paper Business’ transfers to Kimberly-Clark of its cash flows from operations.

Cash Payment to Kimberly-Clark

On November 30, 2004, the Company made a Spin-Off payment of $213 million to a Kimberly-Clark subsidiary primarily from the proceeds of a $225 million principal amount senior note offering (See Note 8, “Debt”).

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

Note 2.   Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Significant management judgment is required in determining the accounting for, among other things, pension and post-employment benefits, retained insurable risks, allowances for doubtful accounts and reserves for sales returns and cash discounts, purchase price allocations, useful lives for depreciation, depletion and amortization, future cash flows associated with impairment testing for long-lived assets, income taxes, contingencies, inventory obsolescence and market reserves, valuation of stock-based compensation and derivative instruments.

Revenue Recognition

The Company recognizes sales revenue when all of the following have occurred: (1) delivery has occurred, (2) persuasive evidence of an agreement exists, (3) pricing is fixed or determinable, and (4) collection is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated free on board (“FOB”) shipping point. For pulp sales to Kimberly-Clark and other customers that are designated FOB destination, revenue is recognized when the product is delivered to the customer’s delivery site. Sales are reported net of allowable discounts and estimated returns. Reserves for cash discounts, trade allowances and sales returns are estimated using historical experience.

Pursuant to a pulp supply agreement, sales terms to Kimberly-Clark subsequent to the Spin-Off were changed to FOB destination rather than FOB shipping point. As a result, net sales in December 2004 were reduced by $12.9 million, reflecting the one-time effect of this change in terms.

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

The Company uses derivative instruments to manage exposures to foreign currency and commodity price risks. The Company principally uses foreign currency forward and pulp future contracts to hedge against these exposures. Derivative instruments are recorded on the balance sheet as assets or liabilities and measured at fair market value. Derivative instruments that have been designated as hedges of anticipated future cash flows are marked-to-market through accumulated other comprehensive income (balance sheet adjustments) until such time as the related forecasted transactions affect earnings. Derivatives that are not designated as hedges are adjusted to fair value through Other (income) expense—net. Fair value estimates are based on relevant market information, including current market rates and prices. The Company documents relationships between hedging instruments and hedged items, and links derivatives designated as cash flow hedges to specific forecasted transactions. The Company also assesses and documents, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. Any hedge ineffectiveness is charged to expense in the period incurred.

Inventories

U.S. inventories are valued at the lower of cost, using the Last-In, First-Out (LIFO) method for financial reporting purposes, or market. Canadian and German inventories are valued at the lower of cost, using either the First-In, First-Out (FIFO) or a weighted-average cost method, or market. The FIFO values of total inventories valued on the LIFO method were $37.9 million and $35.2 million at December 31, 2006 and 2005, respectively.  Cost includes labor, materials and production overhead. Inventories of the Canadian pulp operations include both roundwood (logs) and wood chips. These inventories are located both at the pulp mills and at various timberlands locations. In accordance with industry practice, physical inventory counts utilize “scaling” techniques to estimate quantities of roundwood, as well as various electronic devices to calculate wood chip inventory amounts. These techniques historically have provided reasonable estimates of such inventories.

Foreign Currency

Balance sheet accounts of the Canadian pulp operations and Neenah Germany are translated from Canadian dollars and Euros, respectively, into U.S. dollars at period-end exchange rates, and income and expense are translated at average exchange rates during the period. Translation gains or losses related to net assets located in Canada and Germany are recorded as unrealized foreign currency translation adjustments within comprehensive income (loss) in stockholders’ and invested equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in Other (income) expense-net in the consolidated and combined statements of operations.

Property and Depreciation

Property, plant and equipment are stated at cost, less accumulated depreciation. Certain costs of software developed or obtained for internal use are capitalized. When property, plant and equipment is sold or retired, the costs and the related accumulated depreciation are removed from the accounts, and the gains or losses are recorded in Other (income) and expense—net. For financial reporting purposes, depreciation is principally computed on the straight-line method over the estimated useful asset lives. Weighted average useful lives are approximately 33 years for buildings, 9 years for land improvements and 17 years for machinery and equipment. The cost of permanent and secondary logging roads is capitalized and amortized over the estimated useful lives of the roads, generally 20 years. The cost of tertiary roads (which are not permanent) is expensed as incurred. For income tax purposes, accelerated methods of depreciation are used.

Estimated useful lives are periodically reviewed and, when warranted, changes are made to them. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their cost may not be recoverable. An impairment loss would be recognized when estimated undiscounted future pre-tax cash flows from the use of the asset are less than its carrying amount.

Measurement of an impairment loss is based on the excess of the carrying amount of the asset over its fair value. Fair value is generally measured using discounted cash flows. See Note 4, “Discontinued Operations” for a discussion of asset impairment losses recorded in 2005 and 2004 related to Terrace Bay’s long-lived assets.

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

Goodwill and Other Intangible Assets

The Company follows the guidance of Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), in recording goodwill arising from a business combination as the excess of purchase price and related costs over the fair value of identifiable assets acquired and liabilities assumed.  All of the Company’s goodwill was acquired in conjunction with the acquisition of Neenah Germany in October 2006. See Note 5, “Acquisitions.”

Under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is subject to impairment testing at least annually. A fair-value-based test is applied at the reporting unit level, which is generally one level below the segment level. The test compares the fair value of an entity’s reporting units to the carrying value of those reporting units. This test requires various judgments and estimates. The fair value of the reporting unit is determined using an estimate of future cash flows and a risk adjusted discount rate to compute a net present value of future cash flows. An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. The Company tests goodwill for impairment at least annually on November 30 in conjunction with preparation of its annual business plan, or more frequently if events or circumstances indicate it might be impaired. Goodwill was last tested for impairment as of November 30, 2006 and no impairment was indicated.

Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Intangible assets consist primarily of customer relationships, tradenames and acquired intellectual property. Such intangible assets are being amortized using the straight-line method over estimated useful lives of between 10 and 15 years.  Certain tradenames valued at $6.9 million are estimated to have indefinite useful lives and as such are not being amortized.

Research Expense

Research and development costs are charged to expense as incurred and are recorded in “Selling, general and administrative expenses” on the Consolidated and Combined Statement of Operations.

Fair Value of Financial Instruments

The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The fair value of long-term debt is estimated using current market prices for the Company’s publicly traded debt or rates currently available to the Company for debt of the same remaining maturities. The fair value of the Company’s long-term debt at December 31, 2006 was $273.3 million compared to the carrying value of $282.3 million. The fair value of the Company’s long-term debt at December 31, 2005 was $200.3 million compared to the carrying value of $226.3 million.

Other Comprehensive Income

Comprehensive income includes, in addition to net income, unrealized gains and losses recorded directly into a separate section of stockholders’ equity on the consolidated balance sheet. These unrealized gains and losses are referred to as other comprehensive income items. The accumulated other comprehensive income (loss) shown on the consolidated balance sheets consists of foreign currency translation, deferred gains and (losses) on cash flow hedges, gains or losses, prior service costs or credits, and transition assets or obligations related to pensions and other post-employment benefits, and minimum pension liability adjustments. The foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in the Canadian pulp operations and Neenah Germany.

The changes in the components of other comprehensive income (loss) are as follows:

	Year Ended December 31,
	2006			2005			2004
	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount
Unrealized foreign currency translation	$12.8	$—	$12.8	$10.1	$—	$10.1	$24.8	$—	$24.8
Minimum pension liability	4.6	(1.7)	2.9	(20.5)	8.0	(12.5)	46.3	(16.3)	30.0
Deferred gain (loss) on cash flow hedges	(6.8)	2.5	(4.3)	7.4	(2.7)	4.7	(0.2)	0.1	(0.1)
Other comprehensive income (loss)	$10.6	$0.8	$11.4	$(3.0)	$5.3	$2.3	$70.9	$(16.2)	$54.7

The components of accumulated other comprehensive income (loss), net of applicable income taxes are as follows:

	December 31,
	2006	2005
Unrealized foreign currency translation	$80.8	$68.0
Adjustment to pension and other benefit liabilities (net of income tax benefits of $43.1 million and $11.6 million, respectively) (a)	(71.3)	(18.8)
Deferred gain on cash flow hedges (net of income tax expense of $0.2 million and $2.7 million, respectively)	0.4	4.7

Accumulated other comprehensive income	$9.9	$53.9

(a)          Adjustment to pension and other liabilities at December 31, 2006, includes an adjustment of ($55.4) million, net of income tax benefits of $33.2 million related to the Company’s initial adoption of SFAS No. 158. See Note 9, Post-Employment and Other Benefits.”

Accounting Standards Changes

At December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”) which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.  The Company was not affected by the measurement provisions of SFAS 158 because the Company currently measures the funded status of its benefit plans as of year-end.  For a discussion of the impact of adopting SFAS 158, see Note 9, “Post-Employment and Other Benefits.”

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) using the modified-prospective transition method. The restatement of prior year periods for the adoption of SFAS 123R is not permitted under the modified-prospective transition method. Stock-based compensation cost recognized under SFAS 123R in the year ended December 31, 2006 consisted of (a) compensation cost for all unvested stock-based grants outstanding as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and (b) compensation cost for all stock-based awards granted subsequent to adoption based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The amount of stock-based compensation cost recognized is based on the fair value of grants that are ultimately expected to vest and is recognized pro-rata over the requisite service period for the entire award.  See Note 10, “Stock Compensation Plans.”

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold for an enterprise to report tax positions in their financial statements.  Under FIN 48 an enterprise must also make extensive disclosures about tax positions that do not qualify for financial statement recognition.

The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of expense or benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is evaluating FIN 48 and is currently unable to estimate the effect of adoption on the Company’s financial position, results of operations or cash flows.

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

The definition of fair value in SFAS 157 retains the exchange price notion in earlier definitions of fair value and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Adoption of SFAS 157 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 provides guidance on the consideration to be given to prior year misstatements when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated. SAB 108 requires the quantification of misstatements based on their impact to both the balance sheet and the statement of operations to determine materiality. The guidance provides for a one-time cumulative-effect adjustment to correct for misstatements for errors that were not deemed material under a company’s prior approach but are material under the SAB 108 approach. SAB 108 is effective as of December 31, 2006 for calendar year companies. The Company did not have any SAB 108 adjustments.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115  (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.  SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  The Company does not expect the adoption of SFAS 159 to have a material effect on its financial position or results of operations.

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

The sale qualified for gain recognition under the “full accrual method” described in Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate (“SFAS 66”).  The Company’s commitment to accept acreage offered by the Purchaser to satisfy the timber requirements for the first 18 months of the FSA represents a “constructive obligation.”  As a result, the Company recognized a net pre-tax gain on the sale of approximately $122.6 million in the three and six months ended June 30, 2006 and deferred approximately $9.0 million, which represents the Company’s estimated maximum exposure to loss of profit due to the constructive obligation under the FSA.  The deferral related to the constructive obligation will be amortized through December 2007. During the last six months of 2006, the Company recognized approximately $2.9 million of such deferred gain.

Note 4. Discontinued Operations

Transfer of the Terrace Bay mill

Manufacturing operations at the Terrace Bay mill were suspended in February 2006 due to a lack of wood fiber for its operations. The mill’s fiber supply was exhausted as a result of a strike started in January 2006 by the approximately 250 workers employed by the Longlac woodlands operations that supplied wood fiber to the mill. Most of the approximately 400 hourly and salaried workers employed at the mill were laid off during the two weeks following the suspension of manufacturing activities. In 2005, the Terrace Bay mill produced approximately 375,000 metric tons of pulp.

In May 2006, the Company announced a tentative agreement to transfer the Terrace Bay mill and related woodlands operations to certain affiliates of Buchanan. In August 2006, the Company consummated the agreement by transferring the mill and related woodlands operations (excluding certain working capital amounts and post-employment obligations) to Buchanan.  Pursuant to the terms of the agreement, Buchanan assumed responsibility for substantially all liabilities related to the future operation of the mill in exchange for a payment of $18.6 million. The Terrace Bay mill held non-exclusive rights under a sustainable forest license to harvest wood on approximately 4.6 million acres of land owned by the Province of Ontario which was transferred to Buchanan.

At closing, the Company retained certain working capital amounts, primarily trade accounts receivable, finished goods inventory and trade accounts payable.  In addition, the Company retained certain long-term disability obligations for current and former mill employees and post-employment medical and life insurance liabilities for current retirees.

In conjunction with the transfer of the Terrace Bay mill to Buchanan and as a closing condition of the agreement, the Company initiated plans to curtail and settle its Ontario, Canada defined benefit pension plan. In August 2006, the Company made a payment to the pension trust of approximately $10.8 million for the purchase of annuity contracts to settle its pension liability for current retirees. As a result of the transaction, the Company recognized a pension curtailment and settlement loss of approximately $26.4 million in the year ended December 31, 2006.  In addition, the Company expects to record a settlement loss of approximately $40 million related to the future settlement of pension obligations for active employees.  The amount of any funds that we may pay or receive and the timing of recognition of the loss to settle the liability for active employees are dependent upon, among other things, an actuarial determination of the value of the obligations being settled, the cost of annuity contracts, regulatory approval to settle the plan and employee elections.

The results of operations and loss on disposal of the Terrace Bay mill are reflected as discontinued operations in the consolidated and combined statements of operations for each period presented. The following table presents the results of discontinued operations:

	Year Ended December 31,
	2006	2005	2004

Net sales, net of intersegment sales	$46.0	$198.7	$243.3
Discontinued Operations:
Loss from operations	$(46.8)	$(84.2)	$(125.7)
Loss on disposal	(6.5)	—	—
Loss before income taxes	(53.3)	(84.2)	(125.7)
Benefit for income taxes	20.4	32.2	45.3
Loss from discontinued operations	$(32.9)	$(52.0)	$(80.4)

Restructuring Activities at Terrace Bay:

The Company closed the No. 1 Mill in May 2005. The No. 1 Mill was originally constructed in 1948 and had annual capacity of approximately 125,000 metric tons of bleached kraft pulp. In conjunction with the closure, the Company offered early retirement and severance packages to approximately 150 employees.

During 2005, the Company recorded approximately $5.0 million for one-time termination benefits related to early retirement, severance and defined benefit pension plans in connection with the closure of the No.1 Mill and approximately $0.3 million for other exit costs. As of December 31, 2006, termination benefits of approximately $4.9 million had been paid to 147 employees.  With respect to certain termination benefits that remain unpaid, such benefits relate to three employees that cannot be terminated until they return from long-term disability leave.

During the first quarter of 2005, the Company recorded a pre-tax, non-cash asset impairment loss of approximately $0.8 million related to the remaining value of the long-lived assets of the No. 1 Mill. In addition, the Company recorded $0.4 million of incremental training costs for employees in new positions as a result of the closure in 2005. Such training costs were expensed as incurred. The consolidated and combined statements of operations have been restated to reflect costs associated with the closure, including expenses related to employee training, for the year ended December 31, 2005 in Discontinued operations — loss from operations.

Asset Impairment Losses:

In December 2004, the Company performed an asset impairment test on the Terrace Bay, Ontario pulp mill under the guidance of SFAS 144. The facility had incurred operating losses in each of 2002, 2003 and 2004. The Company anticipated that the facility would continue to incur operating losses in 2005, 2006 and 2007. The principal causes of these projected losses were:

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

In December 2005, due to continued large operating losses at the Terrace Bay facility, a review of strategic alternatives and anticipated continuing losses in 2006, the Company performed another impairment test of the facility which indicated that the carrying value of its long-lived assets was not recoverable from estimated future cash flows. In estimating the impairment loss, the fair value of the facility was determined in a manner consistent with that applied in December 2004. While the significant assumptions used to determine the fair value of the facility were applied in a manner consistent with the prior year, the Company’s probability-weighting of the estimated future cash flows was different. The estimated fair value for the facility indicated that its long-lived assets were fully impaired. As a result, the Company recorded a pre-tax, non-cash impairment loss of approximately $53.7 million to reduce the carrying amount of the facility’s tangible long-lived assets to zero. A deferred tax benefit of approximately $20.6 million was recorded as a result of the impairment losses, resulting in a net after-tax charge of approximately $33.1 million. The consolidated and combined statements of operations have been restated to reflect asset impairment losses for the years ended December 31, 2005 and 2004 in Discontinued operations – loss from operations.

Note 5.   Acquisitions

In October 2006, the Company completed the purchase of the outstanding interests of Neenah Germany.  Neenah Germany was acquired from FiberMark and FiberMark International Holdings LLC for $218 million in cash (the “Acquisition”). The Company also incurred approximately $5.1 million of transaction costs directly related to the Acquisition. The Acquisition was financed through $160 million of available cash and $58 million of debt drawn against the Company’s revolving credit facility. The primary source of available cash used to finance the Acquisition was proceeds from the sale of woodlands in June 2006. See Note 3, “Sale of Woodlands.”  The consolidated results of the Company include Neenah Germany for all periods subsequent to the Acquisition.

The total cost of the acquisition has been allocated to the assets acquired and liabilities assumed in accordance with SFAS 141.  Goodwill, of which approximately $2.5 million related to transaction costs is deductible for income tax purposes, and other intangibles recorded in connection with the Acquisition originally totaled $87.6 million and $28.0 million, respectively, and are reported within the Technical Products segment.  See Note 16, “Segments.”  The Acquisition was consistent with the Company’s stated strategic plan and direction to expand in the premium papers and technical products businesses.  The goodwill amount recognized in the Acquisition is primarily due to synergies expected to be achieved from combining the technologies and expertise of Neenah Germany with the Company’s existing Technical Products business.  In addition, the Acquisition provided the Company with immediate entry into the profitable and growing filtration and nonwoven wall coverings segments of the Technical Products market.  Of the $28.0 million of acquired intangible assets, $15.2 million was assigned to customer relationships, $5.0 million was assigned to registered tradenames with definite lives and $0.9 million was assigned to acquired technology which are being amortized over weighted average useful lives of 15 years, 10 years and 10 years, respectively.   Of the remaining balance of intangible assets acquired, $6.9 million was assigned to registered tradenames with indefinite lives. The Company did not acquire any research and development assets as part of the Acquisition.  The allocation of the purchase price to the fair value of assets acquired has not been completed pending payment for certain working capital amounts acquired in the Acquisition.  In addition, the ultimate settlement with FiberMark for potential additional taxes due for Neenah Germany tax returns filed for periods prior to the Acquisition will impact the final allocation of the purchase price to the fair value of assets acquired.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of Acquisition:

As of October 11, 2006
Cash	$3.0
Accounts receivable	36.4
Inventories	23.8
Receivable from FiberMark for income taxes (Note 14)	9.8
Prepaid and other current assets	2.3
Property, plant and equipment at cost	133.4
Goodwill	87.6
Unamortizable intangible assets	6.9
Amortizable intangible assets	21.1
Other noncurrent assets	0.5
Total assets acquired	324.8
Accounts payable	21.4
Income taxes payable	9.8
Accrued expenses	4.9
Deferred income taxes	34.1
Employee benefits and other obligations	33.0
Total liabilities assumed	103.2
Net assets acquired	$221.6

The following unaudited condensed pro forma consolidated statements of operations for the years ended December 31, 2006 and 2005, were prepared as though the Acquisition had occurred on January 1, 2006 and 2005 (in millions, except per share data):

	For the Years Ended December 31,
	2006	2005
Net Sales	$770.0	$760.3

Operating income	183.9	204.9

Income from continuing operations	101.4	112.6

Loss from discontinued operations	(32.9)	(52.0)

Net income (loss)	68.5	60.6

Earnings (Loss) Per Common Share:
Basic
Continuing operations	$6.87	$7.64
Discontinued operations	(2.23)	(3.53)
	$4.64	$4.11
Diluted
Continuing operations	$6.83	$7.62
Discontinued operations	(2.22)	(3.53)
	$4.61	$4.09

These pro forma statements have been prepared for comparative purposes only and are not intended to be indicative of the Company’s results had the Acquisition occurred on January 1, 2006 or 2005 or of its results in the future. The Company used the proceeds from the sale of woodlands in June 2006 (see Note 3 “Sale of Woodlands”) to provide a substantial portion of the financing for the Acquisition.  As a result, the pro forma financial statements have been adjusted to present the effects of the sale of the woodlands as if the sale occurred on January 1, 2005.

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

Pulp Price and Foreign Currency Risk

The operating results, cash flows and financial condition of the Company are subject to pulp price risk. Because the price of pulp is established in U.S. dollars and the Company’s cost of producing pulp is incurred principally in Canadian dollars, the profitability of the Company’s pulp operations is subject to foreign currency risk. The Company uses foreign currency forward and pulp futures contracts to manage its foreign currency and pulp price risk. The use of these instruments allows management of this transactional exposure to exchange rate and pulp price fluctuations because the gains or losses incurred on the derivative instruments are intended to offset, in whole or in part, losses or gains on the underlying transactional exposure (see “Cash Flow Hedges” below). The Company’s translation exposure related to its net investment in its Canadian subsidiaries is not hedged. In addition, the Company’s reported operating results are affected by changes in the Euro exchange rate relative to the U.S. dollar.  The Company’s exposure to such Euro risk is not hedged.

The Company is also subject to price risk for electricity used in its manufacturing operations. At the Spin-Off, Kimberly-Clark transferred to the Company a fixed price forward purchase contract to hedge fluctuations in the price of electricity at the Terrace Bay mill.  The contract matured on December 31, 2005 and was not replaced.

Cash Flow Hedges

At December 31, 2006, the Company had outstanding foreign currency forward exchange contracts designated as cash flow hedges of U.S dollar denominated pulp sales in a notional amount of $93 million Canadian dollars. The fair value of the contracts was a current asset of $0.7 million U.S. dollars. The weighted-average exchange rate for the foreign currency contracts at December 31, 2006 was $0.854 U.S. dollars per Canadian dollar. The contracts extend through December 2007 with the highest value of contracts maturing in January 2007.  The Company recorded net pre-tax gains of $10.2 million and $4.3 million on foreign currency contracts as the forecasted transactions occurred in the years ended December 31, 2006 and 2005, respectively. Realized gains and losses on foreign currency forward exchange contracts are recorded in Other (income) expense - net on the consolidated and combined statements of operations.

Gains and losses on foreign currency forward exchange contracts related to the operations of the Terrace Bay mill have been recorded in Loss from discontinued operations on the consolidated and combined statements of operations. For the years ended December 31, 2006 and 2005, $2.6 million and $2.3 million of such gains have been recorded in Loss from discontinued operations.

During 2006 and 2005, the Company entered into a series of pulp futures contracts to hedge fluctuations in pulp prices through December 2006.  At December 31, 2006, the Company had no outstanding pulp future contracts.  The Company recorded net pre-tax gains (losses) of $(12.7) million and $0.6 million on pulp futures contracts as the forecasted transactions occurred in the years ended December 31, 2006 and 2005, respectively. Realized gains and losses on pulp derivatives are recorded in Net sales on the consolidated and combined statements of operations.

Gains and losses on pulp futures contracts related to the operations of the Terrace Bay mill have been recorded in Loss from discontinued operations on the consolidated and combined statements of operations. Gains (losses) of $(1.5) million and $0.4 million for the years ended December 31, 2006 and 2005, respectively, have been recorded in Loss from discontinued operations.

For the year ended December 31, 2006, changes in the fair value of the Company’s derivative instruments were reflected in other comprehensive income. If future market rates are consistent with the rates assumed at December 31, 2006, a net pre-tax gain of approximately $0.7 million (or $0.4 million after-tax) is expected to be recognized in earnings during the next 12 months.

Foreign Currency Transactions

In May 2006, the Company entered into a foreign currency forward contract to eliminate variability in the U.S. dollar proceeds from the sale of woodlands in Nova Scotia, Canada (see Note 3 “Sale of Woodlands”). The Company settled the contract in June 2006 and had no realized gain or loss on settlement.  The foreign currency forward contract had a notional value of $155 million Canadian dollars and an exchange rate of $0.902 U.S. dollars per Canadian dollar. Realized gains and losses on the foreign currency forward contract are recorded in Other (income) expense - net on the consolidated and combined statements of operations.

Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in Other (income) expense—net in the consolidated and combined statements of operations. Net foreign currency transaction gains (losses) for the years ended December 31, 2006, 2005 and 2004 were $(0.4) million, $0.1 million and $(5.1) million, respectively.

Gains and losses resulting from foreign currency transactions related to the operations of the Terrace Bay mill have been recorded in Loss from discontinued operations. For the years ended December 31, 2006, 2005 and 2004, $0.4 million, $4.5 million and $4.0 million, respectively, of such foreign currency transactions losses have been recorded in Loss from discontinued operations.

Note 7.   Income Taxes

Income tax expense in the Company’s consolidated and combined financial statements has been calculated on a separate tax return basis. Income tax expense represented 37.2%, 36.6% and 36.0% of income from continuing operations before income taxes in 2006, 2005 and 2004, respectively. The following table presents the principal reasons for the difference between the effective tax rate and the U.S. federal statutory income tax rate:

	Year Ended December 31,
	2006	2005	2004
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state income taxes, net of federal income tax effect	3.1%	2.3%	2.2%
Foreign tax rate differences	(0.5)%	—	—
Other differences—net	(0.4)%	(0.7)%	(1.2)%
Effective income tax rate	37.2%	36.6%	36.0%

The following table presents the U.S. and foreign components of income before income taxes and the provision for income taxes:

	Year Ended December 31,
	2006	2005	2004
Income from continuing operations before income taxes:
U.S.	$150.0	$35.2	$84.4
Foreign	1.9	—	—
Total	$151.9	$35.2	$84.4
Provision for income taxes:
Current:
Federal	$20.0	$11.1	$26.6
State	2.8	1.0	2.1
Foreign	0.4	—	—
Subtotal	23.2	12.1	28.7
Deferred:
Federal	29.5	0.6	1.5
State	4.3	0.2	0.2
Foreign	(0.5)	—	—
Subtotal	33.3	0.8	1.7
Total	$56.5	$12.9	$30.4

For periods subsequent to the Spin-Off, the Company has elected to treat its Canadian operations as a branch for U.S. income tax purposes. Therefore, the amount of income (loss) before income taxes from Canadian operations, generated after the Spin-Off, are included in the Company’s consolidated U.S. income tax returns and such amounts are subject to U.S. income taxes.

The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The components of deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
Net current deferred income tax assets
Accrued liabilities	$(1.5)	$2.4
Employee benefits	3.0	0.5
Other	—	(1.2)
Net current deferred income tax assets	1.5	1.7

Net noncurrent deferred income tax assets
Canadian timberlands	32.1	67.7
Employee benefits	50.3	17.3
Accumulated depreciation	(53.0)	(57.4)
Other	3.3	—
Net noncurrent deferred income tax assets	32.7	27.6
Total deferred income tax assets	$34.2	$29.3
Net noncurrent deferred income tax liability
Accumulated depreciation	$29.9	$—
Intangibles	11.2	—
Employee benefits	(4.2)	—
Other	(1.1)	—
Net noncurrent deferred income tax liabilities	$35.8	$—

At December 31, 2006, the Company’s net noncurrent deferred income tax liability was related to the operations of Neenah Germany.  Prior to the Acquisition, the Company had no net noncurrent deferred income tax liabilities.

No valuation allowance has been provided on deferred income tax assets. In determining the need for valuation allowances, the Company considers many factors, including specific taxing jurisdictions, sources of taxable income, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance would be recognized if, based on the weight of available evidence, the Company concludes that it is more likely than not that some portion or all of the deferred income tax asset will not be realized. As of December 31, 2006, the Company had $8.2 million of Canadian net operating losses, substantially all of which may be carried forward to 2015 to offset future taxable income. The Company has recorded a deferred tax liability to offset the deferred tax asset related to the Canadian net operating losses due to the U.S. Dual Consolidated Loss Recapture rules and provisions under SFAS 109. The Company has no foreign tax credits.

Pursuant to the terms of the purchase agreement with FiberMark (see Note 5, “Acquisitions”), the Company is liable for potential additional taxes due for Neenah Germany tax returns filed for periods prior to the Acquisition.  FiberMark has agreed to indemnify the Company for such additional taxes and a portion of the purchase price has been reserved in an escrow account to fund the indemnification.  The Company believes it is probable that Neenah Germany is liable for approximately $5.4 million in additional taxes for certain tax positions asserted in tax returns filed for prior years.  As of December 31, 2006, the Company has recognized a current liability on the consolidated balance sheet for such potential additional taxes.  The Company has also recognized a receivable in an equal amount in prepaid and other current assets on the consolidated balance sheet for the value of the indemnification.  In addition, FiberMark has agreed to reimburse the Company for FiberMark’s pro-rata share of taxes incurred by Neenah Germany in 2006 that have not been remitted to taxing authorities.  As a result, the Company has recorded a receivable for $4.9 million in prepaid and other current assets on the consolidated balance sheet.

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

Note 8.   Debt

The following debt was incurred either as a result of or since the Spin-Off.  Long-term debt is as follows:

	December 31,
	2006	2005
7.375% Senior notes due 2014	$225.0	$225.0
Revolving bank credit facility (7.30% weighted average variable rate), due 2010	57.3	—
Third-party financing (7.375% fixed rate) due in quarterly installments through December 2007	1.3	2.5
Neenah Germany project financing (3.8% fixed rate) due in equal semi-annual installments beginning June 2009	—	—
Neenah Germany revolving line of credit (variable rates)	—	—
Total Debt	283.6	227.5
Less: Debt payable within one year	1.3	1.2
Long-term debt	$282.3	$226.3

Senior Unsecured Notes

On November 30, 2004, the Company completed an underwritten offering of ten-year senior unsecured notes (the “Senior Notes”) at an aggregate face amount of $225 million. The Senior Notes bear interest at a rate of 7.375%, payable May 15 and November 15 of each year. Interest payments commenced on May 15, 2005, and the Senior Notes mature on November 15, 2014. The Senior Notes are fully and unconditionally guaranteed by substantially all of the Company’s subsidiaries, with the exception of Neenah Germany. In August 2005, the Company completed an offer to exchange the unregistered Senior Notes for registered notes with similar terms.

Secured Revolving Credit Facility

On November 30, 2004, the Company entered into a Credit Agreement by and among the Company, certain of its subsidiaries, the lenders listed in the Credit Agreement and JP Morgan Chase Bank, N.A. as agent for the lenders

(the “Credit Agreement”). Under the Credit Agreement, the Company had a secured revolving credit facility (the “Revolver”) that provided for borrowings of up to $150 million. At December 31, 2005, no amounts were outstanding under the Revolver. Borrowing availability under the Revolver is reduced by outstanding letters of credit (“LOCs”). At December 31, 2005, the Company had approximately $5.2 million of LOCs outstanding and $144.8 million of borrowing availability under the Revolver. Amounts outstanding under the Revolver may be repaid, in whole or in part, at any time without premium or penalty except for specified make-whole payments on LIBOR-based loans.

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

In October 2006, the Company entered into the Third Amendment (the “Third Amendment”) to the Credit Agreement. Except as indicated, the Third Amendment retained the terms described above for the Credit Agreement.  The Third Amendment, among other things, (i) provides for a secured revolving credit facility that provides for borrowings of up to $165 million, (ii) extends the termination date of the Credit Agreement to November 30, 2010, (iii) sets the interest rate under the Revolver to either (A) the Prime Rate (as defined in the Third Amendment) plus a percentage ranging from 0% to 0.75%, or (B) LIBOR plus a percentage ranging from 1.25% to 2.25%, (iv) reduces the commitment fee pricing on the Revolver, and (iv) makes other definitional, administrative and covenant modifications to the Credit Agreement.

The Company’s ability to borrow under the Revolver is limited by the Third Amendment to the lowest of (a) $165 million, (b) the Company’s borrowing base (as determined in accordance with the amended Credit Agreement), and (c) the applicable cap on the amount of “credit facilities” under the indenture. Interest is computed based on actual days elapsed in a 360-day year, payable monthly in arrears for base rate loans, or for LIBOR loans, payable monthly in arrears and at the end of the applicable interest period. The commitment is subject to an annual facility fee of 0.25% on the average daily unused amount of the commitment.

In the Third Amendment, the lenders also consented to consummation of the Company’s purchase of Neenah Germany.  Neenah Germany is not a borrower or guarantor with respect to the Revolver.  However, the Company pledged 65% of its equity interest in Neenah Germany as security for the obligations of the Company and its subsidiaries under the Credit Agreement.

As of December 31, 2006, the Company’s borrowing base was approximately $153 million and $57.3 million of borrowings were outstanding under the Revolver.  Interest on amounts borrowed under the Revolver is paid monthly. Borrowing availability under the Revolver is reduced by outstanding LOCs and reserves for certain other items as defined in the Credit Agreement. At December 31, 2006, the Company had approximately $2.8 million of LOCs outstanding and $88.2 million of borrowing availability under the Revolver. The weighted average interest rate on such borrowings was 7.30%. Amounts outstanding under the Revolver may be repaid, in whole or in part, at any time without premium or penalty except for specified make-whole payments on LIBOR-based loans.  All principal amounts outstanding under the Revolver are due and payable on the date of termination of the Revolver. The amount of the borrowing base is subject to change from time to time in accordance with the terms of the Credit Agreement. Availability under the Credit Agreement will fluctuate over time depending on the value of the Company’s inventory, receivables and various capital assets.

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

The indenture governing the Senior Notes and the Credit Agreement contain, among other provisions, covenants with which the Company must comply during the term of the agreements. Such covenants restrict the Company’s ability to, among other things, incur certain additional debt, make specified restricted payments and capital expenditures, authorize or issue capital stock, enter into transactions with affiliates, consolidate or merge with or acquire another business, sell certain of its assets or liquidate, dissolve or wind-up. In addition, the terms of the Credit Agreement require the Company to achieve and maintain certain specified financial ratios. At December 31, 2006 and 2005, the Company was in compliance with all such covenants.

The Company’s ability to pay cash dividends on its Common Stock is limited under the terms of both the Credit Agreement and the Senior Notes. At December 31, 2006, under the most restrictive terms of these agreements, the Company’s ability to pay cash dividends on its common stock is limited to a total of $10.0 million in a twelve-month period.

In March 2007, the Company entered into the fourth amendment to the Credit Agreement.  The fourth amendment retained the terms described above for the Credit Agreement except as described in such amendment.  For a discussion of the modifications included in the fourth amendment to the Credit Agreement, see Note 20, “Subsequent Event.”

Other Notes

In December 2006, Neenah Germany entered into an agreement with HypoVereinsbank and IKB Deutsche Industriebank AG (the “Lenders”) to provide project financing for the construction of a saturator.  The Lenders have agreed to provide 10 million Euros of construction financing which will be secured by the saturator.  The loan matures in December 2016 and principal is repaid in equal semi-annual installments beginning in June 2009.  Principal outstanding under the agreement may be repaid at any time without penalty.  The interest rate on amounts outstanding is 3.8% based on actual days elapsed in a 360-day year and is payable semi-annually.  At December 31, 2006, no amounts were outstanding under this agreement.

Neenah Germany has an unsecured revolving line of credit (the “Line of Credit”) with HypoVereinsbank that provides for borrowings of up to 15 million Euros for general corporate purposes.  The Line of Credit terminates on November 30, 2007.  Neenah Germany has the ability to borrow in either Euros or U.S. dollars.  Interest is computed on U.S. dollar loans at the rate of 8.5% per annum and on Euro loans at EURIBOR plus a margin of 1.5%.  Interest is payable quarterly and principal may be repaid at any time without penalty.  At December 31, 2006, no amounts were outstanding under the Line of Credit.

During the first quarter of 2005, the Company obtained third-party financing to fund its purchase of enterprise resource planning (ERP) software. At inception, the present value of the financing agreement was $3.6 million (discounted at 7.375%) payable in quarterly installments through January 2008. At December 31, 2006, $1.3 million of such third-party financing was outstanding. In the first quarter of 2005, the Company issued a short-term note for $2.3 million to finance current year insurance premiums. The note was repaid in monthly installments through October 2005 including interest at the rate of 3.9% per annum.

Principal Payments

The following table presents the Company’s required debt payments:

	2007	2008	2009	2010	2011	Thereafter	Total
Debt payments	$1.3	$—	$—	$57.3	$—	$225.0	$283.6

Note 9.   Post-Employment and Other Benefits

Adoption of SFAS 158

At December 31, 2006, the Company adopted SFAS 158 which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  The following table presents the impact of the Company’s adoption of SFAS 158 on its consolidated balance sheet as of December 31, 2006:

Incremental Effect of the Adoption of SFAS 158 on the Balance Sheet

As of December 31, 2006

	Before Adoption of SFAS 158	Adjustments	After Adoption of SFAS 158
Prepaid and other current assets	$25.6	$6.3	$31.9
Prepaid and intangible pension costs	59.9	(59.9)	—
Deferred income taxes	—	32.7	32.7

Total Assets	765.6	(20.9)	744.7

Accrued expenses	51.4	2.1	53.5
Deferred income taxes	36.3	(0.5)	35.8
Noncurrent employee benefits	79.3	32.9	112.2

Total Liabilities	525.3	34.5	559.8

Accumulated other comprehensive income	65.3	(55.4)	9.9

Total Stockholders’ Equity	240.3	(55.4)	184.9

Total Liabilities and Stockholders’ Equity	765.6	(20.9)	744.7

Pension Plans

Substantially all active employees of the Pulp and Paper Business participated in Kimberly-Clark’s defined benefit pension plans and defined contribution retirement plans. On November 30, 2004, the Company assumed responsibility for pension and post-employment benefit obligations for active employees of the Pulp and Paper Business and former employees of the Canadian pulp operations. Pension and post-employment benefit obligations related to former employees of the U.S. paper operations were retained by Kimberly-Clark. Neenah Germany has defined benefit plans designed to provide a monthly pension upon retirement for all its hourly employees in Germany. There is no legal or governmental obligation to fund Neenah Germany’s benefit plans and as such the Neenah Germany defined benefit plans are currently unfunded.

During 2005, hourly employees at the Pictou pulp mill, represented by the Communications, Energy and Paperworkers Union of Canada and the Company executed a new collective bargaining agreement providing for enhanced pension benefits. The amendment to the plan resulted in an increase of $6.9 million in the Company’s projected benefit obligation and did not require a plan remeasurement.

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

The Company uses the fair value of pension plan assets to determine pension expense, rather than averaging gains and losses over a period of years. Investment gains or losses represent the difference between the expected return calculated using the fair value of the assets and the actual return based on the fair value of assets. The Company’s pension obligations are measured annually as of December 31. As of December 31, 2006, the Company’s pension plans had cumulative unrecognized investment losses and other actuarial losses of approximately $97.3 million.

A minimum pension liability for underfunded plans representing the excess of the unfunded ABO over previously recorded net pension liabilities was reflected on the consolidated balance sheet at December 31, 2005. The minimum pension liability is included in Noncurrent employee benefits and other obligations on the consolidated balance sheet. An offsetting amount was included as an intangible asset to the extent of unrecognized prior service cost, and the balance is included in Accumulated other comprehensive income.  The Company’s minimum pension liability was eliminated upon its adoption of SFAS 158 at December 31, 2006.

The following is a summary of amounts related to the minimum pension liability recorded in Accumulated other comprehensive income at December 31, 2005:

Minimum pension liability	$42.4
Less intangible asset	12.0
Accumulated other comprehensive income	$30.4

Other Post-Employment Benefit Plans

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

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) became law. Among other things, the Act provides a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. On April 1, 2004, FASB Staff Position 106-2 (“FSP 106-2”), Accounting and Disclosure Requirements Related to Medicare Prescription Drug, Improvement and Modernization Act of 2003, was adopted. Adoption of FSP 106-2 reduced the Company’s accumulated post-employment benefit obligation by approximately $6.8 million and resulted in an unrecognized actuarial gain of a similar amount.  The adoption of FSP 106-2 resulted in an increase of $0.2 million in post-employment benefit costs in 2006 and a reduction in such costs of $0.5 million and $0.3 million in 2005 and 2004, respectively. During 2006 and 2005, the Company paid $31 thousand and $6 thousand, respectively, for prescription drug benefits for retirees who were eligible for Medicare Part D and has not been reimbursed for any such payments.

Prior to 2004, the U.S. benefit plans limited future annual per capita retiree medical benefits to no more than 200% of the 1992 annual per capita cost. These plans reached this limitation (the “Cap”) and were amended during 2003. Among other things, the amendments index the Cap by 3% annually beginning in 2005 for certain employees retiring on or before April 1, 2004 and limit the future cost for retiree health care benefits to a defined fixed per capita cost for certain employees retiring after April 1, 2004. At December 31, 2006, the assumed inflationary pre-65 and post-65 health care cost trend rates used to determine year-end obligations and costs for the year ended December 31, 2007 was 8.9%, decreasing to 8.1% in 2008, and then gradually decreasing to an ultimate rate of 4.9% in 2013. The assumed inflationary pre-65 and post-65 health care cost trend rate used to determine obligations at December 31, 2005 and cost for the year ended December 31, 2006 was 9.8% in 2006, decreasing to 8.8% in 2007, and gradually decreasing to an ultimate rate of 4.8% in 2013.

In May 2005, the Company closed the No. 1 Mill at the Terrace Bay facility.  See Note 4, “Discontinued Operations.” In conjunction with the closure, the Company recognized a pre-tax charge of approximately $1.6 million related to a partial settlement of certain pension obligations.

The Company’s obligations for post-employment benefits other than pensions are measured annually as of December 31. Accrued benefit obligations for the Company’s other post-employment benefits of $3.4 million and $36.6 million are reflected in Accrued expenses and Noncurrent employee benefits and other obligations, respectively on the consolidated balance sheet.

The following table reconciles the benefit obligations, plan assets, funded status and net liability information of the Company’s pension and other benefit plans.  Amounts shown as N/A in the following table are not applicable at December 31, 2006 following the Company’s adoption of SFAS 158.

			Post-Employment Benefits
	Pension Benefits		Other than Pensions
	Year Ended December 31,
	2006	2005	2006	2005
Change in Benefit Obligation:
Benefit obligation at beginning of year	$449.9	$386.1	$76.1	$55.0
Service cost	8.1	10.7	2.2	1.5
Interest cost	22.3	21.9	3.5	3.1
Currency	2.5	11.7	1.2	1.9
Actuarial loss (gain)	(3.0)	34.1	(2.7)	14.7
Benefit payments from plans	(92.4)	(23.9)	(2.3)	(1.3)
Business combinations	34.8	—	2.6	—
Participant contributions	0.8	0.6	—	—
Special termination benefits	—	1.6	—	—
Plan amendments	(4.7)	6.9	(14.1)	1.2
(Gain) Loss on plan curtailment	6.1	—	(26.5)	—
Gain on plan settlement	(4.7)	—	—	—
Other	—	0.2	—	—
Benefit obligation at end of year	$419.7	$449.9	$40.0	$76.1
Change in Plan Assets:
Fair value of plan assets at beginning of year	$375.1	$328.5	$—	$—
Actual gain on plan assets	42.3	38.9	—	—
Employer contributions	24.2	18.7	2.3	1.3
Special termination benefit contributions	—	1.6	—	—
Currency	0.9	9.8	—	—
Benefit payments	(92.4)	(23.9)	(2.3)	(1.3)
Participant contributions	0.8	0.6	—	—
Adjustment related to Spin-Off	—	0.7	—	—
Other	—	0.2	—	—
Fair value of plan assets at end of year	$350.9	$375.1	$—	$—
Funded Status:
Benefit obligations in excess of plan assets	N/A	$(74.8)	N/A	$(76.1)
Unrecognized net actuarial loss	N/A	147.8	N/A	31.3
Unrecognized transition amount	N/A	(0.6)	N/A	—
Unrecognized prior service cost	N/A	12.4	N/A	(0.8)
Net amount recognized	N/A	$84.8	N/A	$(45.6)
Amounts Recognized in Balance Sheets:
Current assets	$6.3	$ N/A	$—	$ N/A
Current liabilities	(2.5)	N/A	(3.4)	N/A
Noncurrent liabilities	(72.6)	N/A	(36.6)	N/A
Prepaid benefit costs	N/A	84.8	N/A	—
Intangible asset	N/A	12.0	N/A	—
Accrued benefit costs	N/A	(42.4)	N/A	(45.6)
Accumulated other comprehensive income	N/A	30.4	N/A	—
Net amount recognized	$(68.8)	$84.8	$(40.0)	$(45.6)

Amounts recognized in accumulated other comprehensive income consist of:

			Post-Employment Benefits
	Pension Benefits		Other than Pensions
	Year Ended December 31,
	2006	2005	2006	2005

Accumulated net loss	$97.3	N/A	$14.3	N/A
Prior service cost (credit)	10.6	N/A	(7.5)	N/A
Transition asset	(0.3)	N/A	—	N/A
Total recognized in accumulated other comprehensive income	$107.6		$6.8

Amounts shown as N/A in the preceding table were not applicable prior to the Company’s adoption of SFAS 158 at December 31, 2006.

Summary disaggregated information about the pension plans follows:

	December 31,
	Assets Exceed ABO		ABO Exceed Assets		Total
	2006	2005	2006	2005	2006	2005
Projected benefit obligation	$207.3	$279.5	$212.4	$170.4	$419.7	$449.9
Accumulated benefit obligation	189.2	227.5	193.1	153.0	382.3	380.5
Fair value of plan assets	204.2	239.4	146.7	135.7	350.9	375.1

Components of Net Periodic Benefit Cost

				Post-Employment Benefits
	Pension Benefits			Other than Pensions
	Year Ended December 31,
	2006	2005	2004	2006	2005	2004
Service cost	$8.1	$10.7	$9.1	$2.2	$1.5	$1.2
Interest cost	22.3	21.9	24.2	3.5	3.1	3.4
Expected return on plan assets (a)	(30.3)	(27.7)	(27.7)	—	—	—
Recognized net actuarial loss	7.7	7.1	4.7	2.3	0.7	(4.6)
Amortization of unrecognized transition asset	(0.3)	(0.2)	(0.2)	—	—	—
Amortization of prior service cost	1.6	1.4	1.0	(1.3)	0.1	—
Amount of curtailment (gain) loss recognized	1.6	—	—	(19.9)	—	—
Amount of settlement loss recognized	24.8	—	—	—	—	—
Adjustment related to Spin-Off	—	—	(0.4)	—	—	(0.4)
Net periodic benefit cost (credit)	35.5	13.2	10.7	(13.2)	5.4	(0.4)
Less: Cost/(credit) related to discontinued operations (b)(c)	26.1	7.1	6.4	(18.2)	2.5	1.7
Net periodic benefit cost (credit) related to continuing operations	$9.4	$6.1	$4.3	$5.0	$2.9	$(2.1)

(a)     The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

(b)    In conjunction with the transfer of the Terrace Bay mill to Buchanan and as a closing condition of the agreement, the Company initiated plans to curtail and settle its Ontario, Canada defined benefit pension plan.  The pension (credit) cost related to the operations of the Terrace Bay mill has been classified as Loss from discontinued operations on the consolidated and combined statements of operations.

(c)     Pursuant to the terms of the transfer agreement, Buchanan assumed responsibility for post-employment medical and life insurance benefits for active employees at the Terrace Bay mill.

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income

	Pension Benefits	Post-Employment Benefits Other than Pensions
	Year Ended December 31, 2006
Net periodic benefit expense (income)	$35.5	$(13.2)
Total recognized in other comprehensive income
Net loss	97.3	14.3
Prior service cost (credit)	10.6	(7.5)
Transition asset	(0.3)	—
Total	107.6	6.8

Total recognized in net periodic benefit cost and other comprehensive income	$143.1	$(6.4)

The estimated net loss, prior service cost and transition (asset) for the defined benefit pension plans expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $4.7 million, $1.7 million and $(0.2) million, respectively. The estimated net loss and prior service (credit) for post-employment benefits other than pension expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $3.6 million and $(6.2) million, respectively.

Additional Information

	For the Year Ended December 31,
	2006	2005
Decrease (increase) in minimum liability included in other comprehensive income	$4.6	$(20.5)

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31

	Pension Benefits		Post-Employment Benefits Other than Pensions
	2006	2005	2006	2005
Discount rate	5.25%	5.20%	5.66%	5.22%
Rate of compensation increase	3.29%	3.24%	—	—

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31

				Post-Employment Benefits
	Pension Benefits			Other than Pensions
	Year Ended December 31,
	2006	2005	2004	2006	2005	2004
Discount rate	5.20%	5.75%	6.21%	5.22%	5.75%	6.17%
Expected long-term return on plan assets	8.39%	8.41%	8.50%	—	—	—
Rate of compensation increase	3.24%	3.75%	3.75%	—	—	—

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

Plan Assets

Pension plan asset allocations are as follows:

	Percentage of Plan Assets At December 31,
	2006	2005	2004
Asset Category
Equity securities	65%	68%	66%
Debt securities	31%	24%	24%
Real estate	—%	—%	3%
Cash and money-market funds	4%	8%	7%

Total	100%	100%	100%

Plan assets were not invested in the Company’s securities for periods subsequent to the Spin-Off or Kimberly-Clark securities prior to the Spin-Off.

Cash Flows

Based on December 31, 2006 exchange rates, the Company expects to contribute approximately $8.7 million to its pension trusts in 2007.  During 2007, the Company expects to settle its obligations for active employees in the Ontario, Canada defined benefit pension plan. The amount of any funds that the Company may pay or receive related to the termination of such pension obligations is dependent upon, among other things, an actuarial determination of the value of the obligations being settled, the cost of annuity contracts and employee elections.

Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Plans	Post-Employment Benefits Other then Pensions
2007	$143.6	$3.5
2008	11.3	2.7
2009	12.3	1.5
2010	13.6	1.8
2011	15.2	2.1
Years 2012 - 2016	103.1	15.0

Health Care Cost Trends

Assumed health care cost trend rates affect the amounts reported for post-employment health care benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components	$0.2	$(0.1)
Effect on post-retirement benefit obligation	2.0	(1.7)

Defined Contribution Retirement Plans

Kimberly-Clark’s contributions to its defined contribution retirement plans were primarily based on the age and compensation of covered employees. In connection with the Spin-Off, Kimberly-Clark transferred the related assets and liabilities of these plans to trusts established by the Company. In December 2004, the Company established defined contribution retirement plans that provide substantially similar benefits. Contributions to these plans, all of which were charged to expense, were $1.1 million in 2006, $1.0 million in 2005 and $0.5 million in 2004.

Investment Plans

The Company provides voluntary contribution investment plans to substantially all employees. Under the plans, Kimberly-Clark matched a portion of employee contributions. In connection with the Spin-Off, Kimberly-Clark transferred the related assets and liabilities of these plans to trusts established by the Company. In December 2004, the Company established investment plans that provide substantially similar benefits. Costs charged to expense for company matching contributions under these plans were $1.3 million in 2006 and $1.2 million in each of 2005 and 2004.

Note 10.   Stock Compensation Plans

The Company adopted and established the 2004 Omnibus Stock and Incentive Plan (the “Omnibus Plan”) under unanimous written consent of its Board of Directors on December 1, 2004. The Company reserved 3,500,000 shares of $0.01 par value common stock (“Common Stock”) for issuance under the Omnibus Plan. Pursuant to the terms of the Omnibus Plan, the compensation committee of the Company’s Board of Directors may grant various types of equity-based compensation awards, including incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted stock units with performance conditions (“Performance Shares”) and performance units, in addition to certain cash-based awards. All grants under the Omnibus Plan will be made at fair market value and no grant may be repriced. In general, the options expire ten years from the date of grant and vest over a three-year service period. At December 31, 2006, a total of 1,884,245 shares of Common Stock were reserved for future issuance under the Omnibus Plan.

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) using the modified-prospective transition method. The restatement of prior year periods for the adoption of SFAS 123R is not permitted under the modified-prospective transition method. Stock-based compensation cost recognized under SFAS 123R in the year ended December 31, 2006 consisted of (a) compensation cost for all unvested stock-based grants outstanding as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and (b) compensation cost for all stock-based awards granted subsequent to adoption based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The amount of stock-based compensation cost recognized is based on the fair value of grants that are ultimately expected to vest and is recognized pro-rata over the requisite service period for the entire award.

SFAS 123R amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows, to require the reporting of excess tax benefits related to the exercise or vesting of stock-based awards as cash provided by financing activities rather than as a reduction in income taxes paid and reported as cash provided by operations. For the year ended December 31, 2006, the Company recognized $67 thousand of excess tax benefits related to the exercise or vesting of stock-based awards. The Company did not recognize any excess tax benefits for the years ended December 31, 2005 and 2004.

Valuation and Expense Information Under SFAS 123R

The following table summarizes stock-based compensation costs and related income tax benefits.  All stock-based compensation expense has been recorded in selling, general and administrative expenses.

	Year Ended December 31,
	2006	2005	2004
Stock-based compensation expense	$5.8	$0.8	$0.6
Income tax benefit	(2.2)	(0.3)	(0.2)
Stock-based compensation, net of income tax benefit	$3.6	$0.5	$0.4

The adoption of SFAS 123R resulted in additional stock-based compensation expense of $4.2 million and income tax benefits of $1.6 million and reduced basic and diluted EPS by $0.17 for the year ended December 31, 2006.

The following table summarizes total compensation costs related to the Company’s equity awards and amounts recognized in the year ended December 31, 2006.

	Stock Options (a)	Restricted Stock
Unrecognized compensation cost — December 31, 2005	$4.8	$1.8
Add: Grant date fair value current year grants	2.2	2.6
Less: Compensation expense recognized	3.7	2.1
Less: Grant date fair value of shares forfeited	—	0.1
Unrecognized compensation cost — December 31, 2006	$3.3	$2.2

Expected amortization period (in years)	1.0	2.2

(a)          Fair value of current year grants includes $0.2 million related to a change in the Company’s estimate of stock option forfeitures.

Stock Options

For the year ended December 31, 2006, the Company granted options to purchase 166,382 shares of common stock to participants in its Long-Term Incentive Plan (the “LTIP”), options to purchase 11,220 shares of common stock to non-employee members of the board of directors (“Board Members”) and options to purchase 5,000 shares to other employees.  The options expire in ten years and the exercise price of the options was equal to the market price of the Company’s common stock on the date of grant. Except for options awarded to Board Members, one-third of the options vest on each of the first three anniversaries of the date of grant. Options granted to Board Members vest one year from the date of grant. For the year ended December 31, 2006, the weighted average exercise price for options granted was $29.39 per share. For the year ended December 31, 2005, the Company granted options to purchase 125,700 shares and 11,250 shares of common stock to LTIP participants and Board Members, respectively. The weighted average exercise price and grant date fair value of such options was $32.52 and $12.46, respectively (see “Pro Forma Information Under SFAS 123 for Periods Prior to January 1, 2006”).

The weighted-average grant date fair value for stock options granted during the year ended December 31, 2006 was $11.44 and was estimated using the Black-Scholes option valuation model with the following assumptions:

Year Ended December 31, 2006
Expected life in years	5.9
Interest rate	4.8%
Volatility	37.9%
Dividend yield	1.4%

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

The following table summarizes stock option activity under the Omnibus Plan for the year ended December 31, 2006:

	Number of Stock Options	Weighted-Average Exercise Price
Options outstanding — December 31, 2005	1,284,428	$31.90
Add: Options granted	182,602	$29.39
Less: Options exercised	42,383	$27.80
Less: Options forfeited/cancelled	23,126	$34.27
Options outstanding — December 31, 2006	1,401,521	$31.66

The status of outstanding and exercisable stock options as of December 31, 2006, summarized by exercise price follows:

	Options Vested or Expected to Vest				Options Exercisable
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Aggregate Intrinsic Value(a)	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value(a)
$24.01 - $26.04	186,770	5.6	$24.26	$2.1	186,770	$24.26	$2.1
$26.95 - $31.70	274,901	7.4	$29.37	1.6	90,852	$29.84	0.5
$32.60 - $37.59	917,144	6.6	$33.85	1.8	684,221	$34.16	1.2
	1,378,815	6.6	$31.66	$5.5	961,843	$31.83	$3.8

(a)          Represents the total pre-tax intrinsic value as of December 31, 2006 that option holders would have received had they exercised their options as of such date.  The pre-tax intrinsic value is based on the closing market price for the Company’s common stock of $35.32 on December 31, 2006.

The aggregate pre-tax intrinsic value of stock options exercised during the year ended December 31, 2006 was $0.2 million. No stock options were exercised during the years ended December 31, 2005 and 2004.

The following table summarizes the status of the Company’s unvested stock options as of December 31, 2006 and activity for the year then ended:

	Number of Stock Options	Weighted-Average Grant Date Fair Value
Outstanding — December 31, 2005	544,144	$12.98
Add: Options granted	182,602	$11.44
Less: Options vested	333,770	$13.03
Less: Options forfeited/cancelled	13,580	$12.36
Outstanding — December 31, 2006	379,396	$12.23

As of December 31, 2006, certain participants met age and service requirements that allowed their options to qualify for accelerated vesting upon retirement. For the year ended December 31, 2006, there were 60,282 stock options subject to accelerated vesting that such participants would have been eligible to exercise if they had retired as of December 31, 2006. The aggregate grant date fair value of options subject to accelerated vesting was $0.7 million. For the year ended December 31, 2006, stock-based compensation expense for such options was $0.7 million. For the year ended December 31, 2006, the aggregate grant date fair value of options vested, including options subject to accelerated vesting, was $4.3 million.  Stock options that reflect accelerated vesting for expense recognition become exercisable according to the contract terms of the stock option grant.

Restricted Stock and RSUs

In February 2006, the Company granted 48,100 Performance Shares to LTIP participants. The measurement period for the Performance Shares is January 1, 2006 through December 31, 2006. Based on Company performance compared to revenue growth and return on invested capital targets, RSUs equal to between 30% and 225% of the performance award would be issued. At December 31, 2006, 76,375 RSUs (equal to 162.5% of the Performance Shares granted) were awarded.  The RSUs carry a promise to pay out in Common Stock at a future date. In general, the RSUs issued become 100% vested two years from the end of the performance period. During the vesting period, the holders of RSUs are entitled to dividends, but are not permitted to vote such shares and the RSUs are forfeited in the event of termination of employment (as defined in the Omnibus Plan). The grant date fair value for the performance shares was $27.58 per share and was equal to the market price of the Company’s common stock on the date of grant. Compensation cost is recognized pro rata over the vesting period.

In October 2006, in connection with the Company’s acquisition of Neenah Germany, the Company granted 10,100 RSUs to certain key management employees of Neenah Germany.  The RSUs vest three years from the date of grant. During the vesting period, the holders of RSUs are entitled to dividends, but are not permitted to vote such shares and the RSUs are forfeited in the event of termination of employment (as defined). The grant date fair value for the RSUs was $35.92 per share and was equal to the market price of the Company’s common stock on the date of grant. Compensation cost is recognized pro rata over the vesting period.

During the year ended December 31, 2006, the Company awarded 3,510 RSUs to Board Members.  The RSUs vest one year from the date of grant. During the vesting period, the holders of RSUs are entitled to dividends, but are not permitted to vote such shares and the RSUs are forfeited in the event holder does not continue to serve as a Board Member (as defined). The grant date fair value for the RSUs was $32.84 per share and was equal to the market price of the Company’s common stock on the date of grant. Compensation cost is recognized pro rata over the vesting period.

In December 2004, the Company awarded 40,800 and 3,450 RSUs (“Fresh Start Grants”) to LTIP participants and Board Members, respectively. The Fresh Start Grants awarded to LTIP participants vest over a five year period, with one-third vesting on the third anniversary of the date of grant, one-third vesting on the fourth anniversary, and the balance vesting on the fifth anniversary. The RSUs awarded to Board Members vest on the first anniversary of the date of grant. At December 30, 2006, 140,673 RSUs were outstanding, with 17,647 shares, 99,755 shares and 23,271 shares vesting in 2007, 2008 and 2009, respectively.

At the time of the Spin-Off, the vesting schedule of Kimberly-Clark restricted stock awards for employees of the Pulp and Paper Business were adjusted so that the awards vested on a prorated basis determined by the number of full years of employment with Kimberly-Clark during the restriction period. Unvested restricted shares of Kimberly-Clark common stock were forfeited. In December 2004, the Company awarded 25,360 replacement restricted shares to employees whose restricted shares of Kimberly-Clark common stock were forfeited. The number of restricted shares was calculated using a ratio conversion methodology approved under FASB Interpretation No. 44 based on the fair market value of the Company’s common stock on the date of grant. At December 31, 2006, 19,190 of such restricted shares were outstanding, with 2,025 shares, 16,591 shares and 574 shares vesting in 2007, 2008 and 2009, respectively.

The following table summarizes the activity of the Company’s unvested stock-based awards (other than stock options) for the year ended December 31, 2006:

	Restricted Stock	Weighted-Average Grant Date Fair Value	Performance Shares/RSUs	Weighted-Average Grant Date Fair Value
Outstanding — December 31, 2005	22,871	$34.28	55,193	$31.68
Add: Shares granted(a)	—	—	91,173	$28.71
Less: Shares vested	3,681	$34.28	2,934	$33.31
Less: Shares expired or cancelled	—	—	2,759	$30.03
Outstanding — December 31, 2006(b)	19,190	$34.28	140,673	$29.76

(a)          Includes the grant of 88 RSUs to Canadian employees and directors in lieu of cash dividends.  Such dividends-in-kind vest concurrently with the underlying RSU.

(b)         The aggregate pre-tax intrinsic value of restricted stock and RSUs at December 31, 2006 was $0.8 million and $5.0 million, respectively.

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

The following table presents the effects on net income and earnings per share if the Company had adopted the fair value recognition provisions of SFAS 123 for options granted in the years ended December 31, 2005 and 2004.

		Year Ended December 31,
(In millions, except per share data)		2005	2004
Reported net loss		$(29.7)	$(26.4)
Add:	Stock-based compensation expense, net of tax effects, included in net income as reported	0.5	0.4
Less:	Pro forma compensation expense, net of tax	(2.5)	(1.6)
Pro forma net income		$(31.7)	$(27.6)

Reported earnings per share:
Basic		$(2.02)	$(1.79)
Diluted		$(2.02)	$(1.79)

Pro forma earnings per share:
Basic		$(2.15)	$(1.87)
Diluted		$(2.15)	$(1.87)

The weighted-average grant date fair value for stock options granted during the years ended December 31, 2005 and 2004 was estimated using the Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2005	2004
Expected life in years	5.9	4.7
Interest rate	3.9%	3.6%
Volatility	39.0%	36.3%
Dividend yield	1.2%	1.2%

The expected term was estimated based upon historical data for Kimberly-Clark stock option awards and expected volatility was estimated by reference to the historical stock price performance of a peer group of companies. The grant date fair market value of stock options awarded during the years ended December 31, 2005 and 2004 was $12.46 and $11.71, respectively. Forfeitures were estimated at the date of grant.

Note 11.   Goodwill and Other Intangible Assets

As of December 31, 2006, the Company had goodwill and net identifiable intangible assets of $92.0 million and $29.5 million, respectively.  The following table details amounts related to those assets.

			December 31, 2006
	Weighted-Average Amortization Period (Years)		Gross Amount	Accumulated Amortization	Net
Unamortizable intangible assets:
Goodwill	Not amortized	`	$92.0	$—	$92.0

Tradenames	Not amortized		$7.2	$—	$7.2
Amortizable intangible assets
Customer based intangibles	15		16.2	(0.2)	16.0
Tradenames	10		5.3	(0.1)	5.2
Acquired technology	10		1.1	—	1.1

Total			$29.8	$(0.3)	$29.5

Aggregate amortization expense in 2006 related to acquired intangible assets subsequent to the Acquisition was $0.3 million.  Estimated annual amortization expense for each of the next five years is $1.7 million.

The following table presents changes in goodwill (all of which relates to the Company’s Technical Products segment) for the year ended December 31, 2006:

Balance at December 31, 2005	$—
Goodwill acquired in the Acquisition	87.6
Foreign currency translation	4.4

Balance at December 31, 2006	$92.0

Note 12.   Stockholders’ Equity

Common Stock

The Company has authorized 100 million shares of $0.01 par value common stock (“Common Stock”). Holders of the Company’s Common Stock are entitled to one vote per share. In conjunction with the Spin-Off, 14,737,959 shares of Common Stock were issued to the stockholders of Kimberly-Clark as a dividend in the ratio of one share of the Company’s Common Stock for every thirty-three shares of Kimberly-Clark common stock outstanding.

During 2006 and 2005, the Company acquired 1,185 shares and 814 shares of Common Stock at a cost of approximately $41,000 and $25,000, respectively, for shares surrendered by employees to pay taxes due on vested restricted stock awards.

Each share of our Common Stock contains a preferred stock purchase right that is associated with the share.  These preferred stock purchase rights are transferred only with shares of Common Stock.  The preferred stock purchase rights become exercisable and separately certificated only upon a “Rights Distribution Date” as that term is defined in our stockholder rights agreement adopted by the Company at the time of the Spin-Off.  In general, a Rights Distribution Date occurs ten business days following either of these events: (i) a person or group has acquired or obtained the right to acquire beneficial ownership of 15 percent or more of the outstanding shares of our Common Stock then outstanding or (ii) a tender offer or exchange offer is commenced that would result in a person or group acquiring 15 percent or more of the outstanding shares of our Common Stock then outstanding.

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

Note 13.   Commitments

Leases

The future minimum obligations under operating leases having a noncancelable term in excess of one year as of December 31, 2006, are as follows:

Year Ending December 31
2007	$1.3
2008	0.9
2009	0.8
2010	0.7
2011	0.6
Thereafter	1.4

Future minimum lease obligations	$5.7

Rental expense under operating leases was $2.0 million, $1.3 million and $0.9 million in 2006, 2005 and 2004, respectively.

Purchase Commitments

The Company has entered into long-term contracts for the purchase of sawmill wood chips. The minimum purchase commitments extend beyond 2009. Commitments under these contracts are approximately $48.0 million in 2007, $47.3 million in 2008, $43.9 million in 2009, $41.9 million in 2010 and $38.4 million in 2011. Total commitments beyond 2011 are $214.0 million.

In conjunction with the sale of 500,000 acres of woodlands in Nova Scotia, the Company entered into a Fiber Supply Agreement (the “FSA”) with the purchaser.  See Note 3, Sale of Woodlands.  Pursuant to the terms of the FSA, the Company agreed to purchase 200,000 metric tons of softwood timber annually through December 31, 2010. Based on the contract price in effect at December 31, 2006, commitments under the FSA are approximately $5.7 million annually for 2007 through 2010.  Timber purchases under the FSA are at market-based prices subject to semi-annual adjustment. The FSA expires on December 31, 2010 and can be extended for an additional five years at the Company’s discretion.  The FSA can be extended for a subsequent five years upon the mutual agreement of the Company and the Purchaser.

Although the Company is primarily liable for payments on the above-mentioned leases and purchase commitments, management believes exposure to losses, if any, under these arrangements is not material.

Note 14.  Contingencies and Legal Matters

Litigation

On February 19, 2007, certain former employees of Neenah Paper Company of Canada (“NPCC”) who were previously employed in NPCC’s Longlac woodlands operations brought suit against the Company and NPCC in the Ontario (Canada) Superior Court of Justice for damages the plaintiffs claim to have suffered from an alleged wrongful termination of employment by NPCC occurring on or about August 21, 2006.  Eagle Logging Inc. (the purchaser of NPCC’s Longlac woodlands assets on August 29, 2006), Terrace Bay Pulp Inc. (the purchaser of NPCC’s Terrace Bay pulp mill), Buchanan Forest Products Ltd., Lucky Star Holdings Inc. (each affiliates of Eagle Logging Inc. and Terrace Bay Pulp Inc.), Kimberly-Clark Corporation and Kimberly-Clark Inc. have also been named in the lawsuit.  The lawsuit seeks damages for severance and notice pay under Ontario law, as well as damages for wrongful termination, breach of contract, conspiracy and punitive damages, among other things.  The Company and NPCC believe that the lawsuit is without merit and will vigorously defend the litigation.

The Company is involved in certain other legal actions and claims arising in the ordinary course of business. While the outcome of these legal actions and claims cannot be predicted with certainty, it is the opinion of management that the outcome of any such claim which is pending or threatened, either individually or on a combined basis, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

Indemnifications

In conjunction with the transfer of the Terrace Bay mill (see Note 4, “Discontinued Operations”), the Company entered into a pulp manufacturing agreement (the “Pulp Manufacturing Agreement”) with Terrace Bay Pulp Inc. (“TBPI”).  Pursuant to the Pulp Manufacturing Agreement, the Company has agreed to sell pulp manufactured by TBPI at the Terrace Bay mill to satisfy the Company’s supply obligations under an amended and restated pulp supply agreement with Kimberly-Clark (as amended and restated, the “Pulp Supply Agreement”). The price paid by the Company under the Pulp Manufacturing Agreement will equal the price paid by Kimberly-Clark pursuant to the Pulp Supply Agreement. TBPI has agreed to perform substantially all of the Company’s obligations under the Pulp Supply Agreement and, together with three of its affiliated companies, to indemnify and hold the Company harmless for any claims arising from the Terrace Bay Mill’s failure to so perform.  The Pulp Manufacturing Agreement will terminate on December 31, 2010 or sooner by mutual agreement by the parties or upon the occurrence of certain events (as defined in the Pulp Manufacturing Agreement).  The Company believes that any liability it may have under the Pulp Supply Agreement in excess of TBPI’s indemnification under the Pulp Manufacturing Agreement is immaterial.

For the year ended December 31, 2006, the Company did not recognize revenue or cost in its consolidated and combined statement of operations for the pulp manufactured by TBPI at the Terrace Bay mill for sale to Kimberly-Clark.  The Company receives payments from Kimberly-Clark for Kimberly-Clark’s purchases of pulp from TBPI and immediately remits such payments to TBPI.  In general, Kimberly-Clark pays for such pulp purchase in approximately 45 days from receipt of the product.  Due to the lag in payments, at any given time, the Company has equal accounts receivable from Kimberly-Clark and accounts payable to TBPI for such pulp shipments.  At December 31, 2006, the Company had a receivable from Kimberly-Clark for $19.8 million recorded in Accounts receivable, net on the Consolidated Balance Sheet and an equal payable to TBPI recorded in Accounts payable.

Pursuant to the terms of the purchase agreement with FiberMark (see Note 5, “Acquisitions”), the Company is liable for potential additional taxes due for tax returns filed for periods prior to the Acquisition.  FiberMark has agreed to indemnify the Company for such additional taxes and a portion of the purchase price has been reserved in an escrow account to fund the indemnification.  The Company believes it is probable that Neenah Germany is liable for approximately $5.4 million in additional taxes.  See Note 7, “Income Taxes.” As of December 31, 2006, the Company has recognized approximately $5.4 million as a current liability on the consolidated balance sheet for such potential additional taxes.  The Company has also recognized a receivable in an equal amount in prepaid and other current assets on the consolidated balance sheet for the value of the indemnification.  The Company does not believe its liability for such taxes are in excess of the escrow amount.

Pursuant to the Distribution Agreement, the Pulp Supply Agreement, the Employee Matters Agreement and the Tax Sharing Agreement, the Company has agreed to indemnify Kimberly-Clark for certain liabilities or risks related to the Spin-Off. See Note 15, “Transactions with Kimberly-Clark.” Many of the potential indemnification liabilities under these agreements are unknown, remote or highly contingent. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable agreement. For these reasons, the Company is unable to estimate the maximum potential amount of the possible future liability under the indemnity provisions of these agreements. However, the Company accrues for any potentially indemnifiable liability or risk under these agreements for which it believes a future payment is probable and a range of loss can be reasonably estimated. As of December 31, 2006, management believes the Company’s liability under such indemnification obligations was not material to the consolidated financial statements.

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

The Company incurs capital expenditures necessary to meet legal requirements and otherwise relating to the protection of the environment at its facilities in the United States and internationally. For these purposes, the Company has planned capital expenditures for environmental projects during the period 2007 through 2010 of approximately $2 million to $3 million annually.  Following the completion of engineering studies and negotiations with local authorities and other interested parties in Canada, the Company does not anticipate any material capital expenditures would be required at the Pictou mill in the foreseeable future related to the effluent treatment system, total sulphur emissions or other environmental matters until 2009 or later. The Company’s anticipated capital expenditures for environmental projects are not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

Employees and Labor Relations

Hourly employees at the Pictou pulp mill are represented by the Communications, Energy and Paperworkers Union of Canada pursuant to a collective bargaining agreement expiring in May 2009.

Hourly employees at the Neenah, Whiting and Munising paper mills are represented by the United Steelworkers Union (the “USW”). The collective bargaining agreements for the Neenah, Whiting and Munising paper mills expire on February 1, 2009, July 1, 2009 and July 15, 2009, respectively. Additionally, these mills have bargained jointly with the union on pension matters. The agreements on pension matters for these mills expire in June 2007.

Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the “IG BCE”).  Union membership is voluntary, and under German law does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement that expired on February 28, 2007 cannot be determined.  The collective bargaining agreement covering union employees of Neenah Germany is negotiated by the IG BCE and a national trade association representing all employers in the industry.  The collective bargaining agreement between the IG BCE and the national trade association expired on February 28, 2007.  Negotiations on a new contract have not begun; however, the Company believes that expiration of the collective bargaining agreement will not result in a work stoppage.

Note 15.   Transactions with Kimberly-Clark

During all periods presented, the Company sold or transferred softwood and hardwood pulp to Kimberly-Clark. For periods prior to the Spin-Off, such intra-company transfers were made pursuant to an advance transfer pricing agreement negotiated among Kimberly-Clark and certain taxing authorities. Under the advance transfer pricing agreement, pulp was transferred to Kimberly-Clark at a transfer price equal to a published industry index price less a discount. Net sales revenue for the pulp sold or transferred to Kimberly-Clark were $163 million, $135 million and $137 million for the years ended December 31, 2006, 2005 and 2004, respectively. For periods prior to the Spin-Off, settlement of pulp transfers was effected through Kimberly-Clark’s net investment account. In connection with the Spin-Off, the Company and Kimberly-Clark entered into a new pulp supply agreement (the “Pulp Supply Agreement”) as described below.

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

Pulp Supply Agreement

The Company and Kimberly-Clark have entered into the Pulp Supply Agreement, pursuant to which the Company agreed to supply and Kimberly-Clark agreed to purchase annually specified tonnages of northern bleached softwood and hardwood kraft pulp, except to the extent excused by a Force Majeure Event. For 2006, the commitment for northern bleached softwood kraft pulp was 322,000 metric tons. For 2007, and for 2008 and any subsequent year, the commitment is 365,000 metric tons and 345,000 metric tons, respectively. These tonnages have been and will be supplied to Kimberly-Clark by the Company’s Pictou Pulp mill and, on a pass-through basis, by the Company’s former Terrace Bay pulp mill (the “Terrace Bay Mill”) which the Company sold to TBPI in August 2006. TBPI has agreed to perform substantially all of the Company’s obligations under the Pulp Supply Agreement and, together with three of its affiliated companies, to indemnify and hold the Company harmless for any claims arising from the Terrace Bay Mill’s failure to so perform. See Note 14, “Contingencies and Legal Matters.”   Based on current forecasts, the Pictou mill’s supply commitments for 2007 and 2008 represent approximately 60%, and 55%, respectively, of the Pictou Mill’s total production of northern bleached softwood kraft pulp in 2006.

The Company’s commitment to supply northern bleached hardwood kraft pulp from the Pictou Mill for 2006 was 14,000 metric tons and for 2007 and 2008 is 20,000 and 10,000 metric tons, respectively. The commitments for 2007 and 2008 represent approximately 155% and 75%, respectively; of the Pictou mill’s production of northern bleached hardwood kraft pulp in 2006. During 2006, the Company fulfilled its supply commitments pursuant to the Pulp Supply Agreement.

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

The Pulp Supply Agreement may be partially terminated as to the Terrace Bay Mill portion of the pulp supply by either the Company or Kimberly-Clark giving a reduction notice on June 29, 2007.  If either the Company or Kimberly-Clark gives such a notice, then the Terrace Bay portion of the contract will cease on or about June 30, 2008, unless an earlier termination date is otherwise agreed upon by the parties.  A June 30, 2008 termination of the Terrace Bay portion of the Pulp Supply Agreement would cancel the pass-through sales agreement between the Company and TBPI with respect to the Terrace Bay Mill, but does not terminate the Company’s supply arrangements with Kimberly-Clark for pulp manufactured at the Pictou Mill.

Either party can elect a two-year phase-down period for the agreement, to begin no earlier than January 1, 2009, under which the commitments for northern bleached softwood kraft pulp in the first and second years of the phase-down period would be 225,000 and 150,000 metric tons, respectively. If either company were to choose to terminate the Terrace Bay portion of the Pulp Supply Agreement pursuant to a reduction notice, the phase-down commitments in the first and second years would be 165,000 and 101,000 metric tons, respectively. Either the Company or Kimberly-Clark may terminate the pulp supply agreement for certain events specified in the agreement, including a material breach of the agreement by the other party that is not cured after 30 days’ notice, insolvency or bankruptcy of the other party, or a fundamental change in the nature of the business of the other party that may substantially affect its ability to sell or to purchase or utilize pulp under the agreement. In addition, Kimberly-Clark may terminate the agreement if the ownership or control of the Company or any of its pulp production facilities becomes vested in or is made subject to the control or direction of, any direct competitor of Kimberly-Clark or any governmental or regulatory authority or any other third party, who in Kimberly-Clark’s reasonable judgment may not be able to reliably perform the Company’s obligations under the agreement. Kimberly-Clark may also terminate the agreement upon one year’s notice if, as a result of the Company’s forestry activities, continued use of the Company’s pulp by Kimberly-Clark does or, in Kimberly-Clark’s reasonable judgment is likely to, result in a substantial loss of sales of Kimberly-Clark’s products or to otherwise materially and adversely affect the reputation of Kimberly-Clark or its products. Kimberly-Clark may also terminate the agreement upon 180 days notice that the Company’s failure to comply with United States customs requirements jeopardizes Kimberly-Clark customs certification.

The description above is a summary of the principal provisions of the Pulp Supply Agreement and is qualified in its entirety by the Amended and Restated Pulp Supply Agreement dated August 29, 2006.

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

Note 16.   Business Segment and Geographic Information

The Company reports its operations in three segments: Fine Paper, Technical Products and Pulp. The Fine Paper business is a leading producer of premium writing, text, cover and specialty papers. The Technical Products business is a leading producer of filtration media, durable, saturated and coated substrates for a variety of end uses. The Pulp business consists of a mill and related timberlands, which produces northern bleached softwood and hardwood kraft pulp. Each segment requires different technologies and marketing strategies. Disclosure of segment information is on the same basis that management uses internally for evaluating segment performance and allocating resources.

Prior to the Spin-Off, Kimberly-Clark provided the Pulp and Paper Business with certain centralized administrative functions to realize economies of scale and efficient use of resources. The costs of shared services, and other administrative functions managed on a common basis, are allocated to the segments based on usage, where possible, or other factors based on the nature of the activity. The accounting policies of the reportable operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.”

Business Segments

	Year Ended December 31,
	2006	2005	2004
Net sales
Fine Paper	$223.9	$222.3	$220.8
Technical Products	183.1	130.6	132.3
Pulp	189.3	183.8	177.4
Intersegment sales	(2.0)	(2.0)	(1.7)
Consolidated	$594.3	$534.7	$528.8

	Year Ended December 31,
	2006	2005	2004
Operating income
Fine Paper	$56.2	$58.4	$67.0
Technical Products	9.2	10.5	21.9
Pulp (a)	115.8	(9.0)	5.2
Unallocated corporate costs	(12.8)	(6.5)	(8.3)
Consolidated	$168.4	$53.4	$85.8

	Year Ended December 31,
	2006	2005	2004
Depreciation and amortization
Fine Paper	$9.5	$9.5	$9.7
Technical Products	6.2	4.0	3.7
Pulp	10.0	13.5	22.4
Unallocated corporate costs	4.5	2.0	0.2
Total	30.2	29.0	36.0
Less: Discontinued operations	—	3.4	11.5
Total Continuing Operations	$30.2	$25.6	$24.5

	Year Ended December 31,
	2006	2005	2004
Capital expenditures
Fine Paper	$4.8	$5.5	$3.5
Technical Products	6.7	2.4	1.6
Pulp	6.7	9.8	11.0
Corporate	6.9	8.0	3.0
Total	25.1	25.7	19.1
Less: Discontinued operations	—	4.2	8.0
Total Continuing Operations	$25.1	$21.5	$11.1

(a)             Operating income for the pulp segment in 2006 includes a gain on sale of woodlands of $125.5 million.

	December 31,
	2006	2005
Total Assets
Fine Paper	$111.0	$105.2
Technical Products	394.1	58.3
Pulp	202.6	352.0
Unallocated corporate and intersegment items	37.0	21.5
Total	$744.7	$537.0

Geographic Information

	Years Ended December 31,
	2006	2005	2004
Net sales
United States	$357.3	$352.9	$354.0
Canada	189.3	183.8	177.0
Europe	49.7	—	—
Intergeographic Items	(2.0)	(2.0)	(2.2)
Consolidated	$594.3	$534.7	$528.8

	December 31,
	2006	2005
Total Assets
United States	$223.5	$231.9
Canada	180.8	305.1
Europe	340.4	—
Total	$744.7	$537.0

Net sales are attributed to geographic areas based on the physical location of the entities comprising the Pulp and Paper Business and the Company for the respective years. Segment identifiable assets are those that are directly used in the segments operations. Corporate assets are primarily cash, prepaid pension costs and deferred financing costs.

Concentrations

For the years 2006, 2005 and 2004, the Company had pulp sales to Kimberly-Clark of $163 million, $135 million and $137 million, respectively. For the periods presented, other than Kimberly-Clark, no single customer accounted for more than 10% of the consolidated and combined revenue of the Company. Except for wood chips used by the Pictou mill and certain specialty latex grades and specialty softwood pulp used by Technical Products, management is not aware of any significant concentration of business transacted with a particular supplier that could, if suddenly eliminated, have a material adverse affect on its operations. In 2006, two suppliers provided over 70% of the wood chips used by the Pictou mill. While management believes that alternative sources of critical supplies, such as wood chips, would be available, disruption of its primary sources could create a temporary, adverse effect on product shipments. An interruption in supply of a latex specialty grade or of specialty softwood pulp could disrupt and eventually cause a shutdown of production of certain technical products.

Note 17.   Supplemental Data

Supplemental Statement of Operations Data

	Year Ended December 31,
	2006	2005	2004
Summary of Advertising and Research Expenses
Advertising expense	$6.3	$7.9	$7.7
Research expense	3.5	2.2	1.5

Supplemental Balance Sheet Data

	December 31,
	2006	2005
Summary of Accounts Receivable— net
Accounts Receivable:
From customers	$105.2	$76.7
Other	11.7	6.0
Less allowance for doubtful accounts and sales discounts	(4.4)	(3.6)
Total	$112.5	$79.1

	December 31,
	2006	2005
Summary of Inventories
Inventories by Major Class:
Raw materials	$24.2	$30.5
Work in progress	11.1	8.2
Finished goods	44.5	47.8
Supplies and other	3.4	7.6
	83.2	94.1
Excess of FIFO over LIFO cost	(8.3)	(7.0)
Total	$74.9	$87.1

	December 31,
	2006	2005
Summary of Prepaid and Other Current Assets
Indemnification from FiberMark for German taxes (Note 7)	$5.4	$—
Receivable from FiberMark for German taxes (Note 7)	4.9	—
Spare parts	7.2	6.9
Prepaid pension costs (Note 9)	6.3	—
Other prepaid expenses	4.1	4.1
Prepaid income taxes	3.3	5.6
Cash flow hedges	0.7	7.2
Total	$31.9	$23.8

	December 31,
	2006	2005
Summary of Property, Plant and Equipment — Net
Land and land improvements	$2.7	$2.7
Buildings	124.9	81.2
Machinery and equipment	595.7	478.7
Roads	14.5	23.4
Timberlands	8.4	15.8
Construction in progress	21.9	15.0
	768.1	616.8
Less accumulated depreciation and depletion	412.5	398.9
Net Property, Plant and Equipment	$355.6	$217.9

Depreciation expense was $28.0 million, $27.0 million and $35.8 million in 2006, 2005 and 2004, respectively. Interest expense capitalized as part of the costs of capital projects was $0.3 million and $0.4 million in 2006 and 2005, respectively. No amount of interest expense was capitalized for periods prior to the Spin-Off or in December 2004 following the Spin-Off.

	December 31,
	2006	2005
Summary of Accrued Expenses
Accrued salaries and employee benefits	$26.6	$25.8
Accrued income taxes	10.2	—
Accrued interest	2.1	2.1
Deferred revenue	5.8	0.1
Other	8.8	10.8
Total	$53.5	$38.8

	December 31,
	2006	2005
Summary of Noncurrent Employee Benefits and Other Obligations
Pension benefits	$72.6	$17.3
Post-employment benefits other than pensions	36.6	44.2
Other	3.0	3.5
Total	$112.2	$65.0

Supplemental Cash Flow Data

	Year Ended December 31,
	2006	2005	2004
Cash paid during period for interest, net of interest expense capitalized	$17.1	$15.8	$—
Cash paid during period for income taxes, net of refunds	4.1	6.6	—
Non-cash transfers (to) from Kimberly-Clark (Note 7)	—	0.7	(14.5)
Non-cash investing activities:
Liability for equipment acquired	(4.2)	(1.7)	—

Note 18.     Condensed Consolidating Financial Information

Neenah Paper Company of Canada, Neenah Paper Michigan, Inc. and Neenah Paper Sales, Inc. (the “Guarantor Subsidiaries”) guarantee the Company’s Senior Notes. The Guarantor Subsidiaries are 100% owned by the Company and all guarantees are full and unconditional. At December 31, 2006, Neenah Paper Sales, Inc. was merged into Neenah Paper, Inc. (the parent company and issuer of the Senior Notes).  The following condensed consolidating financial information is presented in lieu of consolidated financial statements for the Guarantor Subsidiaries as of December 31, 2006 and 2005 and for the years ended December 31, 2006 and 2005. Condensed consolidating financial information is not included for the years ended  December 31, 2004 because: (a) historical information required to prepare the comparative consolidating statements was not maintained on a discrete comparable basis within Kimberly-Clark, (b) prior to the Spin-Off, the business operations that now constitute Neenah were not part of separate operating units or divisions of Kimberly-Clark for which discrete financial statements were prepared and (c) the functions and operations of the assets and the related businesses as currently structured are substantially different from that which existed as a part of Kimberly-Clark.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2006

	Neenah Paper, Inc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$223.9	$322.7	$49.7	$(2.0)	$594.3
Cost of products sold	146.0	313.0	45.3	(2.0)	502.3
Gross profit	77.9	9.7	4.4	—	92.0
Selling, general and administrative expenses	34.6	19.7	2.6	—	56.9
Gain on sale of woodlands	—	(125.5)	—	—	(125.5)
Other (income) expense - net	(0.1)	(7.6)	(0.1)	—	(7.8)
Operating income	43.4	123.1	1.9	—	168.4
Equity in earnings of subsidiaries	(44.6)	—	—	44.6	—
Interest expense-net	14.9	1.6	—	—	16.5
Income from continuing operations before income taxes	73.1	121.5	1.9	(44.6)	151.9
Provision for income taxes	10.6	46.0	(0.1)		56.5
Income from continuing operations	62.5	75.5	2.0	(44.6)	95.4
Loss from discontinued operations	—	(32.9)	—	—	(32.9)
Net income	$62.5	$42.6	$2.0	$(44.6)	$62.5

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2005

	Neenah Paper, Inc	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$78.7	$584.0	$(128.0)	$534.7
Cost of products sold	69.3	497.4	(128.0)	438.7
Gross profit	9.4	86.6	—	96.0
Selling, general and administrative expenses	5.8	43.6	—	49.4
Other (income) expense - net	(0.2)	(6.6)	—	(6.8)
Operating income	3.8	49.6	—	53.4
Equity in earnings of subsidiaries	21.1	—	(21.1)	—
Interest expense-net	18.1	0.1	—	18.2
Income from continuing operations before income taxes	(35.4)	49.5	21.1	35.2
Provision for income taxes	(5.7)	18.6	—	12.9
Income from continuing operations	(29.7)	30.9	21.1	22.3
Loss from discontinued operations	—	(52.0)	—	(52.0)
Net loss	$(29.7)	$(21.1)	$21.1	$(29.7)

CONDENSED CONSOLIDATED BALANCE SHEET

As of December 31, 2006

	Neenah Paper, Inc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$0.1	$0.5	$1.0	$—	$1.6
Accounts receivable - net	18.2	61.6	32.7	—	112.5
Inventories	17.0	30.2	27.7	—	74.9
Deferred income taxes	0.6	0.9	—	—	1.5
Intercompany amounts receivable	33.6	—	—	(33.6)	—
Prepaid and other current assets	7.3	12.2	12.4	—	31.9
Total current assets	76.8	105.4	73.8	(33.6)	222.4
Property, plant and equipment at cost	244.2	376.7	147.2	—	768.1
Less accumulated depreciation	145.0	264.9	2.6	—	412.5
Property, plant and equipment — net	99.2	111.8	144.6	—	355.6
Investments in subsidiaries	341.8	—	—	(341.8)	—
Deferred Income Taxes	(3.7)	36.4	—	—	32.7
Goodwill (Note 5)	—	—	92.0	—	92.0
Intangible assets (Note 5)	—	—	29.5	—	29.5
Other Assets	9.3	2.7	0.5	—	12.5
TOTAL ASSETS	$523.4	$256.3	$340.4	$(375.4)	$744.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$1.3	$—	$—	$—	$1.3
Accounts payable	13.7	37.3	23.7	—	74.7
Intercompany amounts payable	—	33.6	—	(33.6)	—
Accrued expenses	14.6	24.4	14.5	—	53.5
Total current liabilities	29.6	95.3	38.2	(33.6)	129.5
Long-term Debt	282.3	—	—	—	282.3
Deferred Income Taxes	—	—	35.8	—	35.8
Noncurrent Employee Benefits and Other Obligations	26.6	51.0	34.6	—	112.2
TOTAL LIABILITIES	338.5	146.3	108.6	(33.6)	559.8
STOCKHOLDERS’ EQUITY	184.9	110.0	231.8	(341.8)	184.9
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$523.4	$256.3	$340.4	$(375.4)	$744.7

CONDENSED CONSOLIDATED BALANCE SHEET

As of December 31, 2005

	Neenah Paper, Inc	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$12.0	$0.6	$—	$12.6
Accounts receivable - net	(5.9)	87.0	(2.0)	79.1
Inventories	0.1	87.0	—	87.1
Intercompany amounts receivable	32.1	—	(32.1)	—
Deferred income taxes	0.7	1.0	—	1.7
Prepaid and other current assets	8.0	15.8	—	23.8
Total current assets	47.0	191.4	(34.1)	204.3
Property, plant and equipment at cost	222.1	394.7	—	616.8
Less accumulated depreciation	127.5	271.4	—	398.9
Property, plant and equipment — net	94.6	123.3	—	217.9
Investments in subsidiaries	288.3	—	(288.3)	—
Prepaid and Intangible Pension Costs (Note 9)	9.8	61.9	—	71.7
Other Assets	(10.9)	54.0	—	43.1
TOTAL ASSETS	$428.8	$430.6	$(322.4)	$537.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$1.2	$—	$—	$1.2
Accounts payable	10.1	32.3	(2.0)	40.4
Intercompany amounts payable	—	32.1	(32.1)	—
Accrued expenses	10.1	28.7	—	38.8
Total current liabilities	21.4	93.1	(34.1)	80.4
Long-term Debt	226.3	—	—	226.3
Noncurrent Employee Benefits and Other Obligations	15.8	49.2	—	65.0
TOTAL LIABILITIES	263.5	142.3	(34.1)	371.7
Stockholders’ equity	165.3	288.3	(288.3)	165.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$428.8	$430.6	$(322.4)	$537.0

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2006

	Neenah Paper, Inc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income (loss)	$62.5	$42.6	$2.0	$(44.6)	$62.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14.0	13.3	2.9	—	30.2
Stock-based compensation	5.5	0.3	—	—	5.8
Loss on disposal of Terrace Bay (Note 4)	—	6.5	—	—	6.5
Loss on curtailment and partial settlement of pension plan (Note 4)	—	26.4	—	—	26.4
Deferred income tax provision	(6.9)	37.4	(0.5)	—	30.0
Gain on sale of woodlands (Note 3)	—	(125.5)	—	—	(125.5)
Loss on other asset dispositions	(0.1)	0.7	0.2	—	0.8
Net cash provided by (used in) changes in operating working capital, net of effects of acquisition	0.6	38.1	1.1	—	39.8
Equity in earnings of subsidiaries	(44.6)	—	—	44.6	—
Contribution to settle pension liabilities (Note 4)	—	(10.8)	—	—	(10.8)
Pension and other post-employment benefits	4.7	(4.2)	(0.2)	—	0.3
Other	(1.0)	0.7	0.1	—	(0.2)
NET CASH PROVIDED BY OPERATING ACTIVITIES	34.7	25.5	5.6	—	65.8
INVESTING ACTIVITIES
Capital expenditures	(11.7)	(7.6)	(5.8)	—	(25.1)
Net proceeds from sale of woodlands (Note 3)	—	134.8	—	—	134.8
Payment for transfer of Terrace Bay (Note 4)	—	(18.6)	—	—	(18.6)
Acquisition of German operations, net of cash acquired	(218.6)	—	—	—	(218.6)
Other	0.4	(0.8)	0.2	—	(0.2)
NET CASH USED IN INVESTING ACTIVITIES	(229.9)	107.8	(5.6)	—	(127.7)
FINANCING ACTIVITIES
Repayments of long-term debt	84.3	—	—	—	84.3
Debt issuance costs	(0.7)	—	—	—	(0.7)
Repayments of long-term debt	(28.2)	—	—	—	(28.2)
Short-term borrowings	0.6	—	—	—	0.6
Repayments of short-term borrowings	(0.6)	—	—	—	(0.6)
Cash dividends paid	(5.9)	—	—	—	(5.9)
Proceeds from exercise of stock options	1.3	—	—	—	1.3
Intercompany transfers - net	132.5	(133.4)	0.9	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	183.3	(133.4)	0.9	—	50.8
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	0.1	—	0.1
NET INCREASE IN CASH AND CASH EQUIVALENTS	(11.9)	(0.1)	1.0	—	(11.0)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12.0	0.6	—	—	12.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$0.1	$0.5	$1.0	$—	$1.6

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2005

	Neenah Paper, Inc	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income (loss)	$(29.7)	$(21.1)	$21.1	$(29.7)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12.5	16.5	—	29.0
Stock-based compensation	0.8	—	—	0.8
Asset impairment loss	—	54.5	—	54.5
Deferred income tax benefit	(2.5)	(17.6)	—	(20.1)
Loss on other asset dispositions	0.1	0.4	—	0.5
Net cash provided by (used in) changes in operating working capital, net of effects of acquisition	(36.7)	26.6	—	(10.1)
Equity in earnings of subsidiaries	21.1	—	(21.1)	—
Pension and other post-employment benefits	2.5	(5.2)	—	(2.7)
Other	0.2	0.4	—	0.6
NET CASH PROVIDED BY OPERATING ACTIVITIES	(31.7)	54.5	—	22.8
INVESTING ACTIVITIES
Capital expenditures	(8.4)	(17.3)	—	(25.7)
Other	(0.3)	0.2	—	(0.1)
NET CASH USED IN INVESTING ACTIVITIES	(8.7)	(17.1)	—	(25.8)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	3.4	—	—	3.4
Repayments of long-term debt	(1.1)	—	—	(1.1)
Short-term borrowings	2.5	—	—	2.5
Repayments of short-term borrowings	(2.5)	—	—	(2.5)
Cash dividends paid	(5.9)	—	—	(5.9)
Other	42.1	(42.1)	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	38.5	(42.1)	—	(3.6)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	0.1	—	0.1
NET INCREASE IN CASH AND CASH EQUIVALENTS	(1.9)	(4.6)	—	(6.5)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13.9	5.2	—	19.1
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12.0	$0.6	$—	$12.6

Note 19.     Unaudited Quarterly Data

	2006 Quarters
	First	Second (a)	Third	Fourth (b)	Year
Net Sales	$132.9	$142.8	$141.4	$177.2	$594.3
Gross Profit	23.5	26.1	20.0	22.4	92.0
Operating Income	10.0	138.9	10.5	9.0	168.4
Income From Continuing Operations	3.4	84.2	4.6	3.2	95.4
Earnings (Loss) Per Common Share From Continuing Operations:
Basic	$0.23	$5.71	$0.31	$0.22	$6.47
Diluted	$0.23	$5.68	$0.31	$0.21	$6.43

	2005 Quarters
	First	Second	Third	Fourth	Year
Net Sales	$140.9	$130.1	$127.7	$136.0	$534.7
Gross Profit	30.5	30.1	24.3	11.1	96.0
Operating Income	18.9	18.5	15.4	0.6	53.4
Income (Loss) From Continuing Operations	8.9	9.1	7.0	(2.7)	22.3
Earnings (Loss) Per Common Share From Continuing Operations:
Basic	$0.60	$0.62	$0.48	$(0.18)	$1.51
Diluted	$0.60	$0.62	$0.47	$(0.18)	$1.51

(a)          Operating income for the second quarter of 2006 includes $122.6 million for the gain on sale of woodlands.

(b)         Includes the results of Neenah Germany subsequent to October 10, 2006.

Note 20.               Subsequent Events

Acquisition of Fox River

In March 2007, the Company acquired the Fox Valley Corporation, which owns Fox River Paper Company, LLC (“Fox River”). The Company paid $52 million in cash for the acquisition and financed it through a combination of cash and debt drawn against its existing revolving credit facility. The assets acquired as a result of the acquisition of Fox River consist of four U.S. paper mills and various related assets, producing premium fine papers with well-known brands including STARWHITE®, SUNDANCE®, ESSE® and OXFORD®. The Fox River assets will be operated as part of the Company’s fine paper business.

The Fox River acquisition strengthens the Company’s Fine Paper business by providing added scale and the ability to offer a broader array of premium branded products and better service to its customers. In addition, the Company expects to realize economic benefits in part by consolidating operations of the two businesses, including manufacturing and administrative operations, to reduce costs as it integrates Fox River with its existing Fine Paper business.

In conjunction with the acquisition of Fox River, the Company announced plans to permanently close the Housatonic mill, located near Great Barrington, Massachusetts.  The Housatonic mill, the smallest of the fine paper plants acquired in the Fox River acquisition, has annual production capacity of approximately 15,000 tons per year and is expected to cease manufacturing operations by the end of the second quarter. The Housatonic mill was not profitable due to its small size, cost structure and the pricing of many of the grades made there. Closing the mill will allow the Company to eliminate costs and improve margins while still serving the needs of key customers.  The Company expects to incur one-time cash costs of approximately $3 million, which includes approximately $2 million for employee severance pay and approximately $1 million of other charges related to the closure.

Amendment to Bank Credit Agreement

In March 2007, the Company entered into the Fourth Amendment (the “Fourth Amendment”) to its Credit Agreement (as previously amended, the “Credit Agreement”) dated as of November 30, 2004, by and among the Company, certain of its subsidiaries as co-borrowers or guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as agent for the lenders. The Fourth Amendment, among other things, (i) increases the Company’s secured revolving line of credit from $165 million to $180 million, and (ii) assists the Company in consummating the purchase of the outstanding stock of Fox, which owns Fox River for $52 million, and (iii) makes other definitional, administrative and covenant modifications to the Credit Agreement. The entities acquired by the Company pursuant to the Fox River transaction will become guarantors with respect to such secured revolving line of credit.  Such entities will also be subsidiary guarantors with respect to the Company’s Senior Notes.

Despite the increase in the total commitment to $180 million, the Company’s ability to borrow under the revolving credit facility is limited by the terms of the Third Amendment to the lowest of (a) such commitment, (b) the Company’s borrowing base (as determined in accordance with the amended Credit Agreement), and (c) the applicable cap on the amount of “credit facilities” under the indenture.

As part of closing the Fox River acquisition, the Company borrowed $54 million in principal under the Revolver.  As of such date the total amount outstanding under the Revolver was approximately $111 million.  All principal amounts outstanding under the Credit Agreement are due and fully payable on the date of termination of the Credit Agreement.

The Credit Agreement contains events of default customary for financings of this type, including failure to pay principal or interest, materially false representations or warranties, failure to observe covenants and other terms of the revolving credit facility, cross-defaults to other indebtedness, bankruptcy, insolvency, various ERISA violations, the incurrence of material judgments and changes in control.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2006, 2005 and 2004

(In millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-offs and Reclassifications		Balance at End of Period
December 31, 2006
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$3.0	$0.1	$—	$(0.5	) (a)	$3.6
Allowances for sales discounts	0.6	0.2	—	—		0.8
December 31, 2005
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$3.7	$(0.5)	$(0.1)	$0.1	(b)	$3.0
Allowances for sales discounts	0.6	—	—	—		0.6
December 31, 2004
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$0.8	$3.2	$—	$0.3	(b)	$3.7
Allowances for sales discounts	0.4	5.9	—	5.7	(c)	0.6

(a)          Incremental reserve related to Neenah Germany

(b)         Principally uncollectible receivables written off

(c)          Sales discounts allowed