Form 10-Q
period 2007-03-31
Neenah Paper Inc
filed 2007-05-10
CIK 1296435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☐   No ☒

As of April 30, 2007, there were 14,812,020 shares of the Company’s common stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net sales	$224.7	$132.9
Cost of products sold	181.2	109.4
Gross profit	43.5	23.5
Selling, general and administrative expenses	17.9	15.1
Gain on sale of woodlands	(1.4)	—
Other income—net	(0.6)	(1.6)
Operating income	27.6	10.0
Interest expense—net	6.0	4.5
Income from continuing operations before income taxes	21.6	5.5
Provision for income taxes	6.4	2.1
Income from continuing operations	15.2	3.4
Loss from discontinued operations	(0.5)	(2.5)
Net income	$14.7	$0.9

Earnings Per Common Share
Basic
Continuing operations	$1.03	$0.23
Discontinued operations	(0.04)	(0.17)
	$0.99	$0.06
Diluted
Continuing operations	$1.01	$0.23
Discontinued operations	(0.03)	(0.17)
	$0.98	$0.06

Weighted Average Common Shares Outstanding (in thousands)
Basic	14,790	14,743
Diluted	15,005	14,796
Cash Dividends Declared Per Share of Common Stock	$0.10	$0.10

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$3.5	$1.6
Restricted cash	10.1	—
Accounts receivable (less allowances of $4.8 and $4.4 million)	148.9	112.5
Inventories	117.0	74.9
Other receivables	13.9	13.6
Prepaid and other current assets	21.1	19.8
Total Current Assets	314.5	222.4
Property, plant and equipment, at cost	801.4	768.1
Less accumulated depreciation	424.1	412.5
Property, plant and equipment—net	377.3	355.6
Deferred Income Taxes	57.5	32.7
Goodwill	94.4	92.0
Intangible Assets, net	33.3	29.5
Other Assets	13.7	12.5
TOTAL ASSETS	$890.7	$744.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$4.3	$1.3
Accounts payable	79.2	74.7
Accrued salaries and employee benefits	25.2	26.6
Accrued income taxes	17.6	10.2
Accrued expenses	29.0	16.7
Total Current Liabilities	155.3	129.5
Long-term Debt	355.6	282.3
Deferred Income Taxes	35.9	35.8
Noncurrent Employee Benefits	127.1	109.2
Other Noncurrent Obligations	13.1	3.0
TOTAL LIABILITIES	687.0	559.8
Commitments and Contingencies (Note 13)
TOTAL STOCKHOLDERS’ EQUITY	203.7	184.9
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$890.7	$744.7

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$14.7	$0.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11.0	6.7
Stock-based compensation	1.7	1.4
Deferred income tax benefit	(0.8)	(0.7)
Gain on sale of woodlands	(1.4)	—
Loss on asset dispositions	(0.3)	0.1
Decrease (increase) in working capital, net of effects of acquisition	(23.6)	3.5
Pension and other post-employment benefits	(0.8)	2.8
Other	(0.1)	1.6
NET CASH PROVIDED BY OPERATING ACTIVITIES	0.4	16.3
INVESTING ACTIVITIES
Capital expenditures	(6.2)	(3.4)
Increase in restricted cash	(10.1)	—
Acquisition cost of Fox River, net of cash acquired	(55.1)	—
Additional acquisition cost of Neenah Germany	(1.5)	—
Other	(0.4)	(0.5)
NET CASH USED IN INVESTING ACTIVITIES	(73.3)	(3.9)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	73.3	—
Debt issuance costs	(0.1)	—
Repayments of long-term debt	(0.4)	(0.3)
Short-term borrowings	3.4	0.2
Repayments of short-term debt	—	(0.1)

Cash dividends paid	(1.5)	(1.5)
Other	(0.1)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	74.6	(1.7)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	0.2	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	1.9	10.7
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1.6	12.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3.5	$23.3

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest expense capitalized	$1.5	$—
Cash paid (received) during period for income taxes	$0.1	$(4.6)
Non-cash investing activities: Liability for equipment acquired	$1.0	$0.6

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except as noted)

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

The fine paper business is a leading producer of premium writing, text, cover and specialty papers. The technical products business is a leading producer of transportation and other filter media, and durable, saturated and coated base papers for a variety of end uses. The pulp business primarily produces northern bleached softwood kraft pulp used by paper mills to manufacturer tissue and printing and writing papers.  At the time of the Spin-Off, the pulp business consisted of pulp mills in Terrace Bay, Ontario and Pictou, Nova Scotia and the related woodlands (including 1,000,000 acres in Nova Scotia).

In June 2006, the Company completed the sale of approximately 500,000 acres of woodlands in Nova Scotia for $139.1 million (proceeds net of transaction costs were $134.8 million). The woodlands sale agreement included a fiber supply agreement to secure a source of fiber for the Company’s Pictou pulp mill. The transaction resulted in a net pretax gain of $131.6 million.  Approximately $9.0 million of such gain was deferred and is being recognized in income pro-rata through December 2007. See Note 6, “Sale of Woodlands.”

In August 2006, the Company’s wholly-owned subsidiary, Neenah Paper Company of Canada (“Neenah Canada”) completed the transfer of the Terrace Bay, Ontario pulp mill and related woodlands operations (“Terrace Bay”) to certain affiliates of Buchanan Forest Products Ltd. (“Buchanan”). Pursuant to the terms of the sale agreement, Buchanan assumed responsibility for substantially all liabilities related to the future operation of Terrace Bay in exchange for a payment of $18.6 million. For the three months ended March 31, 2007, discontinued operations in the condensed consolidated statement of operations primarily reflect costs associated with Terrace Bay’s defined benefit pension.  The condensed consolidated statement of operations for the three months ended March 31, 2006 has been restated to reflect the results of operations of Terrace Bay as discontinued operations. See Note 5, “Discontinued Operations.”

In October 2006, the Company completed the purchase of the stock of FiberMark Services GmbH & Co. KG and the stock of FiberMark Beteiligungs GmbH (collectively “Neenah Germany”).  Neenah Germany was acquired from FiberMark, Inc. (“FiberMark”) and FiberMark International Holdings LLC for approximately million in cash. The transaction was financed from available cash and debt drawn against the Company’s existing revolving credit facility. The assets acquired as a result of the acquisition of Neenah Germany consist of three mills located near Munich and Frankfurt, Germany, that produce a wide range of products, including transportation and other filter media, nonwoven wall coverings, masking and other tapes, abrasive backings, and specialized printing and coating substrates. The results of Neenah Germany are being reported as part of the Company’s Technical Products segment and have been included in the Company’s consolidated financial results since the acquisition date.  See Note 4, “Acquisitions.”

On March 1, 2007, the Company acquired the stock of Fox Valley Corporation and its subsidiary, Fox River Paper Company, LLC (collectively “Fox River”). The Company paid $55.1 million in cash for Fox River (including fees and expenses directly related to the acquisition) and financed the acquisition through a combination of cash and debt drawn against its existing revolving credit facility. The assets acquired as a result of the acquisition of Fox River consist of four U.S. paper mills and various related assets. The results of Fox River are being reported as part of the Company’s Fine Paper segment and have been included in the Company’s consolidated financial results since the acquisition date.  See Note 4, “Acquisitions,” for a summary of the preliminary allocation of the purchase price, selected pro forma financial data and certain mill restructuring activities.

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

The condensed consolidated interim financial statements of Neenah and its subsidiaries included herein are unaudited, except for the December 31, 2006 condensed consolidated balance sheet, which was derived from audited financial statements.  The condensed consolidated financial statements include the financial statements of the Company, and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Earnings per Share (“EPS”)

Basic earnings per share (“EPS”) was computed by dividing net income by the weighted-average number of shares of common stock outstanding during the three months ended March 31, 2007 and 2006.  Diluted EPS was calculated to give effect to all potentially dilutive common shares using the “Treasury Stock” method. Outstanding stock options, restricted shares, restricted stock units and restricted stock units with performance conditions represent the only potentially dilutive effects on the Company’s weighted-average shares.  For the three months ended March 31, 2007 and 2006, approximately 390,000 and 1,080,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares.

The following table presents the computation of basic and diluted shares of common stock used in the computation of EPS (amounts in thousands):

	Three Months Ended March 31,
	2007	2006
Weighted-average basic shares outstanding	14,790	14,743
Add: Assumed incremental shares under stock compensation plans	215	53
Assuming dilution	15,005	14,796

Note 2.  Accounting Standard Changes

In January 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

Pursuant to the terms of the purchase agreement with FiberMark (see Note 4, “Acquisitions”), the Company is liable for potential additional taxes due for tax returns filed for periods prior to the acquisition.  FiberMark has agreed to indemnify the Company for such additional taxes and a portion of the purchase price has been reserved in an escrow account to fund the indemnification.  The Company believes it is probable that Neenah Germany is liable for approximately $5.5 million in additional taxes.  The Company has also recognized a receivable in an equal amount in Other receivables on the consolidated balance sheet for the value of the indemnification.  The Company does not believe its liability for such taxes is in excess of the escrow amount.

In addition to the amounts described above, the Company’s adoption of FIN 48 on January 1, 2007 resulted in a $1.0 million increase in its liability for uncertain income tax positions.  As of March 31, 2007, the Company’s liability for uncertain income tax positions was $6.5 million.  If recognized, approximately $0.7 million of such income tax benefits would favorably affect the Company’s effective tax rate in future periods. The Company does not anticipate any changes in its liability for uncertain income tax positions due to the settlement of audits or the expiration of the statute of limitations prior to March 31, 2008.

Tax years 2004 through 2006 are subject to examination by federal and state tax authorities in the United States, federal and provincial tax authorities in Canada and federal and municipal tax authorities in Germany.  Currently the 2004 tax year is being audited by German tax authorities.

The Company recognizes accrued interest and penalties related to uncertain income tax positions in Income tax expense on the condensed consolidated statements of operations.  As of March 31, 2007, the Company had no amounts accrued for interest related to uncertain income tax positions.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurements.

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

Note 3.  Comprehensive Income

Comprehensive income includes, in addition to net income, unrealized gains and losses recorded directly into a separate section of stockholders’ equity on the condensed consolidated balance sheets. These unrealized gains and losses are referred to as other comprehensive income items. Accumulated other comprehensive income (loss) consists of unrealized foreign currency translation gains (losses), deferred gains (losses) on cash flow hedges and adjustments to pension and other post-employment benefit obligations. Unrealized foreign currency translation gains (losses) that relate to indefinite investments in international operations are not adjusted for income taxes. As of March 31, 2007 and December 31, 2006, accumulated other comprehensive income was $13.9 million and $9.9 million, respectively.

The following table presents the components of comprehensive income (loss):

	Three Months Ended March 31,
	2007	2006
Net income	$14.7	$0.9
Other comprehensive income:
Unrealized foreign currency translation gains/(losses)	3.8	(1.5)
Adjustments to pension and other post-employment benefit liabilities	0.4	—
Deferred losses on cash flow hedges	(0.2)	(3.4)
Total other comprehensive income/(loss)	4.0	(4.9)
Comprehensive income/(loss)	$18.7	$(4.0)

Note 4. Acquisitions

Fox River

On March 1, 2007, the Company acquired the stock of Fox River for $55.1 million in cash.  Included in such acquisition costs were amounts for the repayment of debt, the payoff of deferred employee compensation obligations of the acquired companies and approximately $1.8 million for fees and expenses directly related to the acquisition. The Company financed the acquisition through a combination of cash and debt drawn against its existing revolving credit facility. The assets acquired as a result of the acquisition of Fox River consist of four U.S. paper mills and various related assets, producing premium fine papers with well-known brands including STARWHITE®, SUNDANCE®, ESSE® and OXFORD®. The results of Fox River are being reported as part of the Company’s Fine Paper segment and have been included in the Company’s consolidated financial results since the acquisition date.

The total cost of the acquisition has been allocated to the assets acquired and liabilities assumed in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”).  Due to the proximity of the Fox River acquisition to March 31, 2007, the values of certain assets and liabilities are based on preliminary valuations and are subject to adjustment as additional information is obtained.  Such additional information includes, but is not limited to, the valuation of property, plant and equipment, intangible assets and the liability for employee severance benefits.  In addition, the allocation of the purchase price to the fair value of assets acquired has not been completed pending payment for certain working capital amounts acquired in the acquisition. The Company has up to 12 months from the closing of the acquisition to finalize its valuations.  Changes to the valuation of assets and liabilities acquired may result in adjustments to the carrying value of property, plant and equipment acquired or goodwill.  The Company has not identified any material unrecorded pre-acquisition contingencies.  Prior to the end of the one-year purchase price allocation period, if information becomes available which would indicate it is probable that such events had occurred as of the acquisition date and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation and may result in an adjustment to the carrying value of property, plant and equipment acquired or goodwill. The Company did not acquire any in-process research and development assets as part of the acquisition.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed as of March 1, 2007:

Assets Acquired
Accounts receivable	$18.7
Inventories	37.0
Other receivables	1.0
Prepaid and other current assets	1.0
Property, plant and equipment	24.1
Unamortizable intangible assets	3.7
Amortizable intangible assets	0.3
Deferred income taxes	19.5
Other noncurrent assets	0.2
Total assets acquired	105.5
Liabilities Assumed
Accounts payable	13.3
Accrued salaries and employee benefits	5.5
Accrued expenses	8.8
Noncurrent employee benefits	17.5
Other noncurrent obligations	5.3
Total liabilities assumed	50.4
Net assets acquired	$55.1

In conjunction with the acquisition of Fox River, the Company announced plans to permanently close the Housatonic mill, located near Great Barrington, Massachusetts.  The Housatonic mill, the smallest of the fine paper plants acquired in the Fox River acquisition, has annual production capacity of approximately 15,000 tons and is expected to cease manufacturing operations in the second quarter of 2007. The Housatonic mill was not profitable due to its small size, cost structure and the pricing of many of the grades made there. Closing the mill will allow the Company to eliminate costs and improve margins while still serving the needs of key customers. In addition to the closure of the Housatonic mill, the Company has announced the planned terminations of certain Fox River sales and administrative employees as the business is integrated with the Company’s existing fine paper business.

The preceding table includes approximately $8.2 million for the cost of post-acquisition restructuring activities that the Company recognized in accordance with Emerging Issues Task Force Issue 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.  Such costs include approximately $4.1 million for severance benefits for approximately 200 affected employees (including $1.4 million for approximately 125 employees at Housatonic), contract termination costs of approximately $2.0 million and approximately $2.1 million for environmental clean-up and monitoring costs.  As of March 31, 2007, termination benefits of approximately $60 thousand had been paid to 4 employees and approximately $4.0 million was accrued but unpaid. The Company expects the payment of termination benefits to be substantially complete by the end of 2007.

The following selected unaudited pro forma consolidated statement of operations data for the three months ended March 31, 2007 and 2006 was prepared as though the acquisition of Fox River had occurred on January 1, 2007 and 2006 (in millions, except per share data):

	Three Months Ended March 31,
	2007	2006
Net Sales	$257.5	$187.5

Operating income	27.7	12.3

Income from continuing operations	14.8	4.1

Loss from discontinued operations	(0.5)	(2.5)

Net income	14.3	1.6

Earnings (Loss) Per Common Share:
Basic
Continuing operations	$1.00	$0.28
Discontinued operations	(0.03)	(0.17)
	$0.97	$0.11
Diluted
Continuing operations	$0.99	$0.28
Discontinued operations	(0.03)	(0.17)
	$0.96	$0.11

Neenah Germany

In October 2006, the Company completed the purchase of the stock of Neenah Germany.  Neenah Germany was acquired from FiberMark and FiberMark International Holdings LLC for approximately $220 million in cash including $1.5 million paid in the three months ended March 31, 2007 primarily for the adjusted value of working capital at the acquisition date. The Company also incurred approximately $5.1 million of transaction costs directly related to the acquisition of Neenah Germany. The acquisition of Neenah Germany was financed through $160 million of available cash and $58 million of debt drawn against the Company’s revolving credit facility. The primary source of available cash used to finance the acquisition was proceeds from the sale of woodlands in June 2006. See Note 6, “Sale of Woodlands.”  The results of Neenah Germany are being reported as part of the Company’s Technical Products segment and have been included in the Company’s consolidated financial results since the acquisition date.

Note 5.   Discontinued Operations

Transfer of Terrace Bay

Manufacturing operations at Terrace Bay were suspended in February 2006 due to a lack of wood fiber for its operations as the result of a strike initiated in January 2006 by workers employed by the woodlands operations that supplied wood fiber to the mill. Most of the hourly and salaried workers employed at the mill were laid off during the two weeks following the suspension of manufacturing activities.

In August 2006, Neenah Canada transferred Terrace Bay to Buchanan.  Buchanan assumed responsibility for substantially all liabilities related to the future operation of Terrace Bay in exchange for a payment of $18.6 million. At closing, Neenah Canada retained certain working capital amounts, primarily trade accounts receivable, finished goods inventory and trade accounts payable.  In addition, Neenah Canada retained certain long-term disability obligations for current and former mill employees and post-employment medical and life insurance liabilities for current retirees.

In conjunction with the transfer of Terrace Bay to Buchanan and as a closing condition of the agreement, Neenah Canada initiated plans to curtail and settle its Ontario, Canada defined benefit pension plan (“the Ontario Plan”). In August 2006, Neenah Canada made a payment to the pension trust of approximately $10.8 million for the purchase of annuity contracts to settle its pension liability for current retirees. As a result of the transaction, Neenah Canada recognized a pension curtailment and settlement loss of approximately $26.4 million in the year ended December 31, 2006.  In addition, Neenah Canada expects to record a settlement loss of approximately $40 million related to the future settlement of pension obligations for active employees.  The amount of any funds that Neenah Canada may pay or receive and the timing of recognition of the loss to settle the liability for active employees are dependent upon, among other things, an actuarial determination of the value of the obligations being settled, the cost of annuity contracts, regulatory approval to settle the plan and employee elections.

For the three months ended March 31, 2007, discontinued operations in the condensed consolidated statement of operations primarily reflect costs associated with Terrace Bay’s defined benefit pension plan. The results of operations of Terrace Bay are reflected as discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2006. The following table presents the results of discontinued operations:

	Three Months Ended March 31,
	2007	2006
Net sales, net of intersegment sales	$—	$32.3
Discontinued Operations:
Loss from operations	$(0.8)	$(4.1)
Benefit for income taxes	0.3	1.6
Loss from discontinued operations	$(0.5)	$(2.5)

Note 6. Sale of Woodlands

In June 2006, Neenah Canada completed the sale of approximately 500,000 acres of woodlands in Nova Scotia to Atlantic Star Forestry LTD and Nova Star Forestry LTD (collectively, the “Purchaser”) for $139.1 million (proceeds net of transaction costs were $134.8 million). Neenah Canada received the total proceeds from the sale in cash at closing. Neenah Canada also entered into a fiber supply agreement (the “FSA”) with the Purchaser to secure a source of fiber for the Pictou pulp mill. Following the sale, Neenah Canada has approximately 500,000 acres of owned and 200,000 acres of licensed or managed woodlands in Nova Scotia.

Pursuant to the terms of the FSA, the Purchaser is required to make available to the Pictou mill sufficient woodlands acreage to yield 200,000 metric tons of softwood timber annually. The Pictou mill is required to bear all costs associated with harvesting the timber.  Timber purchases under the FSA are at market-based prices subject to semi-annual adjustment. The FSA expires on December 31, 2010 and the Pictou mill has the option to unilaterally extend the contract for an additional five years.  The FSA can be extended for an additional five years upon the mutual agreement of Neenah Canada and the Purchaser.

The sale qualified for gain recognition under the “full accrual method” described in Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate (“SFAS 66”).  The Pictou mill’s commitment to accept acreage offered by the Purchaser to satisfy the timber requirements for the first 18 months of the FSA represents a “constructive obligation.”  As a result, Neenah Canada recognized a net pretax gain on the sale of approximately $122.6 million in June 2006 and deferred approximately $9.0 million, which represents Neenah Canada’s estimated maximum exposure to loss of profit due to the constructive obligation under the FSA.  The deferral related to the constructive obligation will be amortized through December 2007. For the three months ended March 31, 2007, Neenah Canada recognized approximately $1.4 million of such deferred gain.

Note 7.  Risk Management

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

In accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the Company records all derivative instruments as assets (included in Prepaid and other current assets and Other Assets) or liabilities (included in Accrued expenses or Other Noncurrent Obligations) on the condensed consolidated balance sheet at fair value. Changes in the fair value of derivative instruments are either recorded in income or other comprehensive income, as appropriate.  Unrealized gains or losses from changes in the fair value of highly effective derivatives designated as cash flow hedges are recorded in Accumulated other comprehensive income (loss) in the period that changes in fair value occur and are reclassified to income in the same period that the hedged item affects income.

Pulp Price and Foreign Currency Risk

The operating results, cash flows and financial condition of the Company are subject to pulp price risk. Because the price of pulp is established in U.S. dollars and the Company’s cost of producing pulp is incurred principally in Canadian dollars, the profitability of the Company’s pulp operations is subject to foreign currency risk. The Company uses foreign currency forward contracts to manage its foreign currency risks. In addition, the Company has used, from time-to-time, pulp futures contracts to manage its pulp price risks.  The use of these instruments allows management of this transactional exposure to exchange rate and pulp price fluctuations because the gains or losses incurred on the derivative instruments are intended to offset, in whole or in part, losses or gains on the underlying transactional exposure. (See “Cash Flow Hedges” below). The translation exposure related to the Company’s net investment in its Canadian and German subsidiaries is not hedged.  In addition, the Company’s reported operating results are affected by changes in the Euro exchange rate relative to the U.S. dollar.  The Company’s exposure to such Euro risk is not hedged.

Cash Flow Hedges

As of March 31, 2007, the Company had outstanding foreign currency forward exchange contracts designated as cash flow hedges of U.S. dollar denominated pulp sales in a notional amount of $77 million Canadian dollars. The fair value of the contracts was a current asset of $0.4 million U.S. dollars. The weighted-average exchange rate for the foreign currency contracts at March 31, 2007 was $0.863 U.S. dollars per Canadian dollar. The contracts extend through February 2008 with the highest value of contracts maturing in May 2007.  The Company recorded net pretax gains of $0.6 million and $3.1 million on foreign currency contracts as the forecasted transactions occurred in the three months ended March 31, 2007 and 2006, respectively. Realized gains and losses on foreign currency forward exchange contracts are recorded in Other (income) expense - net on the condensed consolidated statements of operations.  For the three months ended March 31, 2006, gains of $1.6 million on foreign currency forward exchange contracts related to the operations of Terrace Bay were recorded in Loss from discontinued operations.

During 2006 and 2005, the Company entered into a series of pulp futures contracts to hedge fluctuations in pulp prices through December 2006.  Subsequent to December 31, 2006, the Company had no outstanding pulp future contracts.  For the three months ended March 31, 2006, the Company recorded net pretax losses of $1.4 million on pulp futures contracts as the forecasted transactions occurred. Realized gains and losses on pulp derivatives are recorded in Net sales on the condensed consolidated statements of operations.  For the three months ended March 31, 2006, losses of $0.7 million on pulp futures contracts related to the operations of Terrace Bay were recorded in Loss from discontinued operations.

For the three months ended March 31, 2007, changes in the fair value of the Company’s derivative instruments were reflected in other comprehensive income. If future market rates are consistent with the rates assumed at March 31, 2007, a net pretax gain of approximately $0.4 million (or $0.3 million after-tax) is expected to be recognized in earnings during the next 12 months.

Foreign Currency Transactions

Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in Other (income)—net in the condensed consolidated statements of operations. Net foreign currency transaction gains (losses) for the three months ended March 31, 2007 and 2006 were $(0.1) million and $0.1 million, respectively.  For the three months ended March 31, 2006, gains of $17 thousand on foreign currency transactions related to the operations of Terrace Bay were recorded in Loss from discontinued operations in the condensed consolidated statements of operations.

Note  8.  Inventories

The following presents inventories by major class:

	March 31,	December 31,
	2007	2006
Summary of Inventories
Inventories by Major Class:
Raw materials	$27.7	$24.2
Work in progress	24.3	11.1
Finished goods	68.1	44.5
Supplies and other	5.2	3.4
	125.3	83.2
Excess of FIFO over LIFO cost	(8.3)	(8.3)
Total	$117.0	$74.9

The FIFO values of total inventories valued on the LIFO method were $35.7 million and $37.9 million at March 31, 2007 and December 31, 2006, respectively.

Note  9.  Debt

The following debt was incurred either as a result of or since the Spin-Off. Long-term debt is as follows:

	March 31, 2007	December 31, 2006
Senior Notes (7.375% fixed rate) due 2014	$225.0	$225.0
Revolving bank credit facility (variable rates), due 2010	117.2	57.3
Term Loan (variable rates), due 2010	—	—
Third-party financing (7.375% fixed rate) due in quarterly installments through December 2007	0.9	1.3
Neenah Germany project financing (3.8% fixed rate) due in equal semi-annual installments beginning June 2009	13.4	—
Neenah Germany revolving line of credit (variable rates)	3.4	—
Total Debt	359.9	283.6
Less: Debt payable within one year	4.3	1.3
Long-term debt	$355.6	$282.3

Principal Payments

The following table presents the Company’s required debt payments:

	2007	2008	2009	2010	2011	Thereafter	Total
Debt payments	$4.3	$—	$1.7	$118.9	$1.7	$233.3	$359.9

Senior Unsecured Notes

In November 2004, the Company completed an underwritten offering of ten-year senior unsecured notes (the “Senior Notes”) at an aggregate face amount of $225 million. The Senior Notes bear interest at a rate of 7.375 percent, payable May 15 and November 15 of each year and mature on November 15, 2014. The Senior Notes are fully and unconditionally guaranteed by all of the Company’s subsidiaries, with the exception of Neenah Germany.

Secured Revolving Credit Facility

On November 30, 2004, the Company entered into a Credit Agreement by and among the Company, certain of its subsidiaries, the lenders listed in the Credit Agreement and JP Morgan Chase Bank, N.A. as agent for the lenders (the “Initial Credit Agreement”). Under the Initial Credit Agreement, the Company had a secured revolving credit facility (the “Revolver”) that provided for borrowings of up to $150 million. Amounts outstanding under the Revolver may be repaid, in whole or in part, at any time without premium or penalty except for specified make-whole payments on LIBOR-based loans.  All principal amounts outstanding under the Revolver are due and payable on the date of termination of the Revolver.

Borrowings under the Initial Credit Agreement were secured by substantially all of the Company’s assets, including the capital stock of its subsidiaries and were guaranteed by Neenah Paper Company of Canada, a wholly-owned subsidiary. The Initial Credit Agreement was scheduled to terminate on November 30, 2008.

The interest rate applicable to borrowings under the Revolver was either (1) the applicable base rate plus 0.25 percent to 0.75 percent or (2) a LIBOR-based rate ranging from LIBOR plus 1.75 percent to LIBOR plus 2.25 percent. Interest was computed based on actual days elapsed in a 360-day year, payable monthly in arrears for base rate loans, or for LIBOR loans, payable monthly in arrears and at the end of the applicable interest period. The commitment was subject to an annual facility fee of 0.375 percent on the average daily unused amount of the commitment.

Both the indenture governing the Senior Notes and the Initial Credit Agreement contain, among other provisions, covenants with which the Company must comply during the term of the agreements. Such covenants restrict the Company’s ability to, among other things, incur certain additional debt, make specified restricted payments and capital expenditures, authorize or issue capital stock, enter into transactions with affiliates, consolidate or merge with or acquire another business, sell certain of its assets or liquidate, dissolve or wind-up. In addition, the terms of the Initial Credit Agreement require the Company to achieve and maintain certain specified financial ratios. As of March 31, 2007 the Company was in compliance with all such covenants.

In October 2006, the Company entered into the Third Amendment (the “Third Amendment”) to the Initial Credit Agreement. Except as generally described herein, the Third Amendment retained the terms of the Initial Credit Agreement described above.  The Third Amendment, among other things, (i) increased the Company’s secured revolving line of credit from $150 million to $165 million, (ii) extended the termination date of the Initial Credit Agreement to November 30, 2010, (iii) set the interest rate under the Revolver to either (A) the Prime Rate (as defined in the Third Amendment) plus a percentage ranging from 0 percent to 0.75 percent, or (B) LIBOR plus a percentage ranging from 1.25 percent to 2.25 percent, (iv) reduced the annual facility fee on the average daily unused amount of the commitment from 0.375 percent to 0.25 percent, and (iv) made other definitional, administrative and covenant modifications to the Initial Credit Agreement.

In the Third Amendment, the lenders also consented to consummation of the Company’s purchase of Neenah Germany.  Neenah Germany is not a borrower or guarantor with respect to the Revolver.  However, the Company pledged 65 percent of its equity interest in Neenah Germany as security for its obligations under the amended Initial Credit Agreement.

In March 2007, the Company entered into the Fourth Amendment (the “Fourth Amendment”) to the Initial Credit Agreement (the Initial Credit Agreement as amended, the “Credit Agreement”). Except as generally described herein, the Fourth Amendment retained the terms of the amended Initial Credit Agreement described above. The Fourth Amendment, among other things, (i) increased the Company’s secured revolving line of credit from $165 million to $180 million and (ii) made other definitional, administrative and covenant modifications to the amended Initial Credit Agreement. Despite the increase in the total commitment to $180 million, the Company’s ability to borrow under the Revolver is currently limited to the lowest of (a) $180 million, (b) the Company’s borrowing base (as determined in accordance with the Credit Agreement), and (c) the applicable cap on the amount of “credit facilities” under the indenture.

The closing of the Fourth Amendment occurred simultaneously with the Company’s consummation of its acquisition of Fox River.  On March 1, 2007, the Company borrowed $54 million in principal under the Credit Agreement as part of the financing for the acquisition of Fox River.  The entities acquired by the Company pursuant to the Fox River acquisition are guarantors with respect to such secured revolving line of credit.  Such entities are also subsidiary guarantors with respect to the Senior Notes; however, the property, plant and equipment acquired in the acquisition of Fox River does not secure the Company’s obligations under the Credit Agreement.

As of March 31, 2007, the Company’s available borrowing capacity under the Credit Agreement was $180 million and borrowings of $117.2 million were outstanding under the Revolver with a weighted-average interest rate on such borrowings of 7.40 percent per annum. Borrowing availability under the Revolver is reduced by outstanding Letters of Credit and reserves for certain other items as defined in the Credit Agreement. The amount of the borrowing base is subject to change from time to time in accordance with the terms of the Credit Agreement. Availability under the Credit Agreement will fluctuate over time depending on the value of the Company’s inventory, receivables and various capital assets. As of March 31, 2007, the Company had approximately $2.1 million of Letters of Credit outstanding and $60.7 million of borrowing availability under the Revolver.  Interest on amounts borrowed under the Revolver is paid monthly.

The Credit Agreement contains events of default customary for financings of this type, including failure to pay principal or interest, materially false representations or warranties, failure to observe covenants and other terms of the Credit Agreement, cross-defaults to other indebtedness, bankruptcy, insolvency, various ERISA violations, the incurrence of material judgments and changes in control. As of March 31, 2007 no events of default had occured.

Term Loan

On March 30, 2007, the Company entered into an agreement by and among the Company, certain of its subsidiaries and JP Morgan Chase Bank, N.A. (the “Term Loan Agreement”) to borrow $15 million (the “Term Loan”) upon closing in April 2007.  In addition, subject to certain terms and conditions of the Term Loan Agreement, the Company may borrow up to an additional $10 million in a single advance.  The Term Loan is secured by substantially all of the property, plant and equipment acquired by the Company in the acquisition of Fox River and is fully and unconditionally guaranteed by substantially all of the Company’s other subsidiaries, except Neenah Germany.  Principal payments on the Term Loan are due in thirteen equal quarterly installments beginning on November 1, 2007. Amounts outstanding under the Term Loan may be repaid, in whole or in part, at any time without premium or penalty except that LIBOR Borrowings (as defined below) may not be partially repaid such that less than $3.0 million of LIBOR Borrowings are outstanding.  The Term Loan Agreement terminates on November 1, 2010.

At the Company’s option, Term Loan borrowings may be designated as either Alternate Base Rate Borrowings (as defined in the Term Loan Agreement) or London Interbank Offered Rate Borrowings (“LIBOR Borrowings”).  The interest rate on Alternate Base Rate Borrowings is the greater of (i) the Prime Rate (as defined in the Term Loan Agreement) or (ii) the Federal Funds Effective Rate (as defined in the Term Loan Agreement) plus a percentage ranging from 0 percent to 0.75 percent.  The interest rate on LIBOR Borrowings is LIBOR plus a percentage ranging from 1.50 percent to 2.25 percent.  Interest is computed based on actual days elapsed in a 360-day year, payable monthly in arrears for Alternate Base Rate Borrowings, or for LIBOR Borrowings, payable monthly in arrears and at the end of the applicable interest period. As of March 31, 2007, no amounts were outstanding under the Term Loan.

Other Financing

In December 2006, Neenah Germany entered into an agreement with HypoVereinsbank and IKB Deutsche Industriebank AG (the “Lenders”) to provide project financing for the construction of a saturator.  The Lenders agreed to provide €10 million of construction financing secured by the saturator.  The loan matures in December 2016 and principal is repaid in equal semi-annual installments beginning in June 2009.  Principal outstanding under the agreement may be repaid at any time without penalty.  The interest rate on amounts outstanding is 3.8 percent per annum based on actual days elapsed in a 360-day year and is payable semi-annually.  As of March 31, 2007, €10.0 million ($13.4 million) was outstanding under this agreement.  The Company’s use of proceeds under the loan agreement is restricted to the payment of costs incurred pursuant to construction of the saturator.  As of March 31, 2007, Cash and cash equivalents on the consolidated balance sheet included approximately $10.1 million of such restricted cash.

Neenah Germany has an unsecured revolving line of credit (the “Line of Credit”) with HypoVereinsbank that provides for borrowings of up to €15 million for general corporate purposes.  The Line of Credit terminates on November 30, 2007.  Neenah Germany has the ability to borrow in either Euros or U.S. dollars.  Interest on U.S. dollar loans is computed at the rate of 8.5 percent per annum and is computed on Euro loans at EURIBOR plus a margin of 1.5 percent.  Interest is payable quarterly and principal may be repaid at any time without penalty.  As of March 31, 2007, $3.4 million was outstanding under the Line of Credit at a weighted average interest rate of 6.0 percent per annum.

Note  10.  Pension and Other Post-employment Benefits

Pension Plans

Substantially all active employees of the Company’s U.S. paper operations participate in defined benefit pension plans and defined contribution retirement plans. On November 30, 2004, the Company assumed responsibility for pension and post-employment benefit obligations for active employees of the Pulp and Paper business and former employees of the Canadian pulp operations. In August 2006, Neenah Canada purchased annuity contracts to settle its obligations under the Ontario Plan for former employees of Terrace Bay.  See Note 5 “Discontinued Operations.” Pension and post-employment benefit obligations related to former employees of the U.S. paper operations were retained by Kimberly-Clark. Substantially all of Neenah Germany’s hourly employees participate in defined benefit plans designed to provide a monthly pension upon retirement. There is no legal or governmental obligation to fund Neenah Germany’s benefit plans and as such the plans are currently unfunded.

The following table presents the components of net periodic benefit cost:

Components of Net Periodic Benefit Cost

	Pension Benefits		Post-Employment Benefits Other than Pensions
	Three Months Ended March 31,
	2007	2006 (b)	2007	2006 (c)
Service cost	$2.0	$2.5	$0.6	$0.6
Interest cost	5.9	5.8	0.5	1.0
Expected return on plan assets(a)	(6.0)	(7.9)	—	—
Recognized net actuarial loss	1.2	2.1	0.9	0.4
Amortization of unrecognized transition asset	(0.1)	(0.1)	—	—
Amortization of prior service cost	0.4	0.4	(1.5)	0.1
Net periodic benefit cost (credit)	3.4	2.8	0.5	2.1
Less: Costs related to discontinued operations	0.8	0.6	—	0.9
Net periodic benefit cost related to continuing operations	$2.6	$2.2	$0.5	$1.2

(a)          The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

(b)         In conjunction with the transfer of Terrace Bay to Buchanan, and as a closing condition of the agreement, Neenah Canada initiated plans to curtail and settle the Ontario Plan.  Pension costs for the Ontario Plan have been classified as Loss from discontinued operations on the condensed consolidated statements of operations.

(c)          Pursuant to the terms of the transfer agreement, Buchanan assumed responsibility for post-employment medical and life insurance benefits for active employees at Terrace Bay.

Based on exchange rates at March 31, 2007, the Company expects to contribute approximately $8 million to its pension trusts in 2007, of which approximately $1.9 million was paid in the three months ended March 31, 2007.  Estimated contributions to the Company’s pension trusts do not include any estimate of amounts necessary to settle the Ontario Plan.  See Note 5, “Discontinued Operations.”

Note  11.  Stock Compensation Plan

The Company adopted and established the 2004 Omnibus Stock and Incentive Plan (the “Omnibus Plan”) under unanimous written consent of its Board of Directors on December 1, 2004. The Company reserved 3,500,000 shares of $0.01 par value common stock (“Common Stock”) for issuance under the Omnibus Plan. Pursuant to the terms of the Omnibus Plan, the compensation committee of the Company’s Board of Directors may grant various types of equity-based compensation awards, including incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted stock units with performance conditions (“Performance Shares”) and performance units, in addition to certain cash-based awards. All grants under the Omnibus Plan will be made at fair market value and no grant may be repriced. In general, the options expire ten years from the date of grant and vest over a three-year service period. As of March 31, 2007, approximately 1,745,000 shares of Common Stock were reserved for future issuance under the Omnibus Plan.

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

SFAS 123R amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows, to require the reporting of excess tax benefits related to the exercise or vesting of stock-based awards as cash provided by financing activities rather than as a reduction in income taxes paid and reported as cash provided by operations.  The Company did not recognize any excess tax benefits related to the exercise or vesting of stock-based awards for the three months ended March 31, 2007 and 2006.

Valuation and Expense Information Under SFAS 123R

Stock-based compensation expense is recorded in Selling, general and administrative expenses on the condensed consolidated statements of operations.  The following table presents stock-based compensation expense for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
Stock-based compensation expense	$1.7	$1.4
Income tax benefit	(0.6)	(0.5)
Stock-based compensation, net of income tax benefit	$1.1	$0.9

The following table summarizes total compensation costs related to the Company’s equity awards and amounts recognized in the three months ended March 31, 2007.

	Stock Options	Restricted Stock
Unrecognized compensation cost — December 31, 2006	$3.3	$2.2
Add: Grant date fair value current year grants	1.2	2.1
Less: Compensation expense recognized	1.2	0.5
Less: Grant date fair value of shares forfeited	—	—
Unrecognized compensation cost — March 31, 2007	$3.3	$3.8
Expected amortization period (in years)	1.6	2.4

(a)          The fair value of current year stock option grants includes $0.1 million related to a change in the Company’s estimate for forfeitures.

Stock Options

During the three months ended March 31, 2007, the Company awarded options to Long-Term Incentive Plan (the “LTIP”) participants to purchase 82,500 shares of common stock at a weighted-average exercise price of $36.38 per share. The exercise price of the options was equal to the market price of the Company’s common stock on the date of grant.  The options expire in ten years and one-third vest on each of the first three anniversaries of the date of grant.  The weighted-average grant date fair value for stock options granted during the three months ended March 31, 2007 was $14.22 per share and was estimated using the Black-Scholes option valuation model with the following assumptions:

Three Months Ended March 31, 2007
Expected life in years	5.9
Interest rate	4.7%
Volatility	36.8%
Dividend yield	1.1%

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

Performance Shares

During the three months ended March 31, 2007, the Company made a target award of 53,300 Performance Shares to LTIP participants. The measurement period for the Performance Shares is January 1, 2007 through December 31, 2009. Common stock equal to between 30 percent and 250 percent of the performance share target will be awarded based on the Company’s growth in earnings before interest, taxes, depreciation and amortization (“EDITDA”) minus a capital charge and total return to shareholders relative to a peer group of companies and the Russell 2000® Value small cap index. As of March 31, 2007, based on the Company’s expected achievement against performance targets, common stock equal to approximately 103 percent of the Performance Share award will be issued. The weighted-average grant date fair value for the Performance Shares was $36.38 per share and was estimated using a “Monte Carlo” simulation technique. Compensation cost is recognized pro rata over the vesting period.

No stock options were exercised during the three months ended March 31, 2007 and 2006.

For the three months ended March 31, 2007, the aggregate grant date fair value of options vested was $0.6 million.  As of March 31, 2007, certain participants met age and service requirements that allowed their options to qualify for accelerated vesting upon retirement.  As of March 31, 2007, LTIP participants held options to purchase 74,528 shares of common stock that would have been exercisable if they had retired as of such date.  The aggregate grant date fair value of these options, which were subject to accelerated vesting, was $0.9 million.  Stock options subject to accelerated vesting for expense recognition become exercisable according to the contract terms of the stock option grant.

Note 12.   Goodwill and Other Intangible Assets

The following table presents changes in the carrying amount of goodwill for the three months ended March 31, 2007.  All of such goodwill is reported in the Technical Products segment.

Technical Products
Balance at December 31, 2006	$92.0
Foreign currency translation	1.3
Other (a)	1.1

Balance at March 31, 2007	$94.4

(a)             Primarily reflects payment to FiberMark for actual working capital acquired.

The following table presents the gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization.

	March 31, 2007		December 31, 2006
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets
Customer based intangibles	$16.4	$(0.5)	$16.2	$(0.2)
Trade names and trademarks	5.7	(0.3)	5.3	(0.1)
Acquired technology	1.1	(0.1)	1.1	—
Total	23.2	(0.9)	22.6	(0.3)
Unamortizable intangible assets:
Tradenames	11.0	—	7.2	—
Total	$34.2	$(0.9)	$29.8	$(0.3)

The increase in intangible assets at March 31, 2007 is primarily due to $4.0 million of intangible assets acquired in the Fox River acquisition.  The intangible assets acquired are reported within the Fine Paper segment.  See Note 14, “Segments.”  Of the $4.0 million of acquired intangible assets identified in the preliminary purchase price allocation, $0.3 million was assigned to registered trade names and trademarks with definite lives and is being amortized over a weighted average useful life of 7.5 years.   The remaining balance of intangible assets acquired of $3.7 million was assigned to registered trade names and trademarks with indefinite lives.   Intangible assets at December 31, 2006 were acquired in the acquisition of Neenah Germany.  For the three months ended March 31, 2007, amortization expense related to intangible assets was $0.6 million.  The Company had no amortizable intangible assets for the three months ended March 31, 2006.  Estimated annual amortization expense for each of the next five years is approximately $1.7 million.

Note 13.  Contingencies and Legal Matters

Litigation

On December 21, 2006, certain retirees of Neenah Canada brought a proposed class action lawsuit against Neenah Canada, the Company and Kimberly-Clark Inc. alleging the wrongful reduction and/or elimination of certain retiree benefits following Neenah Canada’s transfer of the Terrace Bay pulp and woodlands operations to Terrace Bay Pulp Inc. and Eagle Logging Inc.  The purported class has not been certified.  The Company and Neenah Canada believe that the lawsuit is without merit and will vigorously defend the litigation.

In February 2007, certain former employees of Neenah Canada who were previously employed in Neenah Canada’s Longlac woodlands operations brought suit against the Company and Neenah Canada in the Ontario (Canada) Superior Court of Justice for damages the plaintiffs claim to have suffered from an alleged wrongful termination of employment by Neenah Canada occurring on or about August 21, 2006.  Eagle Logging Inc. (the purchaser of Neenah Canada’s Longlac woodlands assets on August 29, 2006), Terrace Bay Pulp Inc. (the purchaser of Neenah Canada’s Terrace Bay pulp mill), Buchanan Forest Products Ltd., Lucky Star Holdings Inc. (each affiliates of Eagle Logging Inc. and Terrace Bay Pulp Inc.), Kimberly-Clark Corporation and Kimberly-Clark Inc. have also been named in the lawsuit.  The lawsuit seeks damages for severance and notice pay under Ontario law, as well as damages for wrongful termination, breach of contract, conspiracy and punitive damages, among other things.  The Company and Neenah Canada believe that the lawsuit is without merit and will vigorously defend the litigation.

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

Indemnifications

In conjunction with the transfer of Terrace Bay (see Note 5, “Discontinued Operations”), the Company entered into a pulp manufacturing agreement (the “Pulp Manufacturing Agreement”) with Terrace Bay Pulp Inc. (“TBPI”).  Pursuant to the Pulp Manufacturing Agreement, the Company has agreed to sell pulp manufactured by TBPI at Terrace Bay to satisfy the Company’s supply obligations under an amended and restated pulp supply agreement with Kimberly-Clark (as amended and restated, the “Pulp Supply Agreement”). The price paid by the Company under the Pulp Manufacturing Agreement will equal the price paid by Kimberly-Clark pursuant to the Pulp Supply Agreement. TBPI has agreed to perform substantially all of the Company’s obligations under the Pulp Supply Agreement and, together with three of its affiliated companies, to indemnify and hold the Company harmless for any claims arising from Terrace Bay’s failure to so perform.  The Pulp Manufacturing Agreement will terminate on December 31, 2010 or sooner by mutual agreement by the parties or upon the occurrence of certain events (as defined in the Pulp Manufacturing Agreement).  The Company believes that any liability it may have under the Pulp Supply Agreement in excess of TBPI’s indemnification under the Pulp Manufacturing Agreement is immaterial.

 For the three months ended March 31, 2007, the Company did not recognize revenue or cost in its condensed consolidated statement of operations for the pulp manufactured by TBPI at Terrace Bay for sale to Kimberly-Clark.  The Company receives payments from Kimberly-Clark for Kimberly-Clark’s purchases of pulp from TBPI and immediately remits such payments to TBPI.  In general, Kimberly-Clark pays for such pulp purchase in approximately 45 days from receipt of the product.  Due to the lag in payments, at any given time, the Company has equal accounts receivable from Kimberly-Clark and accounts payable to TBPI for such pulp shipments.  As of March 31, 2007, the Company had a receivable from Kimberly-Clark for $21.8 million recorded in Accounts receivable, net on the Consolidated Balance Sheet and an equal payable to TBPI recorded in Accounts payable.

Pursuant to the terms of the purchase agreement with FiberMark (see Note 4, “Acquisitions”), the Company is liable for potential additional taxes due for tax returns filed for periods prior to the Acquisition.  FiberMark has agreed to indemnify the Company for such additional taxes and a portion of the purchase price has been reserved in an escrow account to fund the indemnification.  The Company believes it is probable that Neenah Germany is liable for approximately $5.5 million in additional taxes.  As of March 31, 2007, the Company has recognized a current liability on the consolidated balance sheet for such potential additional taxes.  The Company has also recognized a receivable in an equal amount in prepaid and other current assets on the consolidated balance sheet for the value of the indemnification.  The Company does not believe its liability for such taxes is in excess of the escrow amount.

Pursuant to the Distribution Agreement, the Pulp Supply Agreement, the Employee Matters Agreement and the Tax Sharing Agreement, the Company has agreed to indemnify Kimberly-Clark for certain liabilities or risks related to the Spin-Off. Many of the potential indemnification liabilities under these agreements are unknown, remote or highly contingent. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable agreement. For these reasons, the Company is unable to estimate the maximum potential amount of the possible future liability under the indemnity provisions of these agreements. However, the Company accrues for any potentially indemnifiable liability or risk under these agreements for which it believes a future payment is probable and a range of loss can be reasonably estimated. As of March 31, 2007, management believes the Company’s liability under such indemnification obligations was not material to the consolidated financial statements.

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

Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the “IG BCE”).  Union membership is voluntary, and under German law does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement cannot be determined.  The collective bargaining agreement covering union employees of Neenah Germany is negotiated by the IG BCE and a national trade association representing all employers in the industry.  The collective bargaining agreement between the IG BCE and the national trade association expired on February 28, 2007.  Negotiations on a new contract have begun but the IG BCE and the national trade association have not reached an agreement. The Company believes that expiration of the collective bargaining agreement will not result in a work stoppage.

As of March 31, 2007, Fox River had approximately 500 hourly and 250 salaried regular full-time employees all of whom were located in the United States.  Hourly employees at the Ripon paper mill are represented by a local of the Association of Western Pulp and Paper Workers pursuant to a collective bargaining agreement that expires in April 2010.  Hourly employees at the Appleton, Urbana and Housatonic paper mills and the Appleton distribution center are represented by locals of the USW. The collective bargaining agreements for the Appleton distribution center and the Urbana and Housatonic paper mills expire in November 2008, May 2009 and July 2009, respectively.  The collective bargaining agreement for the Appleton paper mill covering approximately 95 hourly employees expires in May 2007.  Contract negotiations are in process.

Note 14.  Business Segment Information

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

The following table summarizes the net sales, income before interest and taxes (“Operating income”) and total assets for each of the Company’s business segments.

	Three Months Ended March 31,
	2007	2006
Net sales
Fine Paper	$72.3	$58.1
Technical Products	100.7	33.0
Pulp	52.0	43.1
Intersegment sales	(0.3)	(1.3)
Consolidated	$224.7	$132.9

	Three Months Ended March 31,
	2007	2006
Operating income
Fine Paper	$12.4	$15.6
Technical Products	10.2	2.0
Pulp (a)	8.0	(3.6)
Unallocated corporate costs	(3.0)	(4.0)
Consolidated	$27.6	$10.0

	March 31, 2007	December 31, 2006
Total Assets
Fine Paper	$220.8	$111.0
Technical Products	420.3	394.1
Pulp	214.2	202.6
Unallocated corporate and intersegment items	35.4	37.0
Total	$890.7	$744.7

Note 15.  Condensed Consolidating Financial Information

Neenah Paper Michigan, Inc., Neenah Paper Fox River, LLC, Neenah Paper Fox Valley Company, Inc., Neenah Paper Company of Canada, Neenah Paper International Holding Company, LLC and Neenah Paper International, LLC, (the “Guarantor Subsidiaries”) guarantee the Company’s Senior Notes. The Guarantor Subsidiaries are 100 percent owned by the Company and all guarantees are full and unconditional. As of December 31, 2006, Neenah Paper Sales, Inc. which was a subsidiary guarantor was merged into Neenah Paper, Inc. (the parent company and issuer of the Senior Notes).  The following condensed consolidating financial information is presented in lieu of consolidated financial statements for the Guarantor Subsidiaries as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2007

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$55.5	$103.6	$65.9	$(0.3)	$224.7
Cost of products sold	37.5	89.7	54.3	(0.3)	181.2
Gross profit	18.0	13.9	11.6	—	43.5
Selling, general and administrative expenses	8.6	5.3	4.0	—	17.9
Gain on sale of woodlands	—	(1.4)	—	—	(1.4)
Other income - net	—	(0.5)	(0.1)	—	(0.6)
Operating income	9.4	10.5	7.7	—	27.6
Equity in earnings of subsidiaries	(11.9)	—	—	11.9	—
Interest expense-net	5.3	0.6	0.1	—	6.0
Income from continuing operations before income taxes	16.0	9.9	7.6	(11.9)	21.6
Provision for income taxes	1.3	3.7	1.4		6.4
Income from continuing operations	14.7	6.2	6.2	(11.9)	15.2
Loss from discontinued operations	—	(0.5)	—	—	(0.5)
Net income	$14.7	$5.7	$6.2	$(11.9)	$14.7

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2006

	Neenah Paper, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$23.3	$134.1	$(24.5)	$132.9
Cost of products sold	18.2	115.7	(24.5)	109.4
Gross profit	5.1	18.4	—	23.5
Selling, general and administrative expenses	1.6	13.5	—	15.1
Other income - net	—	(1.6)	—	(1.6)
Operating income	3.5	6.5	—	10.0
Equity in earnings of subsidiaries	(1.3)	—	1.3	—
Interest expense-net	4.1	0.4	—	4.5
Income from continuing operations before income taxes	0.7	6.1	(1.3)	5.5
Provision for income taxes	(0.2)	2.3	—	2.1
Income from continuing operations	0.9	3.8	(1.3)	3.4
Loss from discontinued operations	—	(2.5)	—	(2.5)
Net income	$0.9	$1.3	$(1.3)	$0.9

CONDENSED CONSOLIDATED BALANCE SHEET
As of March 31, 2007

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$(2.2)	$4.2	$1.5	$—	$3.5
Restricted cash	—	—	10.1	—	10.1
Accounts receivable - net	16.9	88.2	43.8	—	148.9
Inventories	21.1	70.9	25.0	—	117.0
Other receivables	2.5	1.0	10.4	—	13.9
Intercompany amounts receivable	59.9	—	—	(59.9)	—
Prepaid and other current assets	5.0	13.3	2.8	—	21.1
Total current assets	103.2	177.6	93.6	(59.9)	314.5
Property, plant and equipment, at cost	244.1	404.8	152.5	—	801.4
Less accumulated depreciation	147.6	271.0	5.5	—	424.1
Property, plant and equipment—net	96.5	133.8	147.0	—	377.3
Investments in subsidiaries	396.6	—	—	(396.6)	—
Deferred Income Taxes	(2.4)	59.9	—	—	57.5
Goodwill	—	—	94.4	—	94.4
Intangible Assets, net	—	4.0	29.3	—	33.3
Other Assets	8.9	4.2	0.6	—	13.7
TOTAL ASSETS	$602.8	$379.5	$364.9	$(456.5)	$890.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$0.9	$—	$3.4	$—	$4.3
Accounts payable	10.9	49.5	18.8	—	79.2
Intercompany amounts payable	—	59.1	0.8	(59.9)	—
Accrued salaries and employee benefits	5.3	16.0	3.9	—	25.2
Accrued income taxes	3.2	2.4	12.0	—	17.6
Accrued expenses	10.6	18.4	—	—	29.0
Total current liabilities	30.9	145.4	38.9	(59.9)	155.3
Long-term Debt	342.2	—	13.4	—	355.6
Deferred Income Taxes	—	—	35.9	—	35.9
Noncurrent Employee Benefits	23.9	67.8	35.4	—	127.1
Other Noncurrent Obligations	2.1	10.4	0.6	—	13.1
TOTAL LIABILITIES	399.1	223.6	124.2	(59.9)	687.0
STOCKHOLDERS’ EQUITY	203.7	155.9	240.7	(396.6)	203.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$602.8	$379.5	$364.9	$(456.5)	$890.7

CONDENSED CONSOLIDATED BALANCE SHEET
As of December 31, 2006

	Neenah	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Paper, Inc.	Subsidiaries	Subsidiaries	Adjustments	Amounts
ASSETS
Current assets
Cash and cash equivalents	$0.1	$0.5	$1.0	$—	$1.6
Accounts receivable—net	18.2	61.6	32.7	—	112.5
Inventories	17.0	30.2	27.7	—	74.9
Other receivables	3.3	—	10.3	—	13.6
Intercompany amounts receivable	33.6	—	—	(33.6)	—
Prepaid and other current assets	4.6	13.1	2.1	—	19.8
Total current assets	76.8	105.4	73.8	(33.6)	222.4
Property, plant and equipment at cost	244.2	376.7	147.2	—	768.1
Less accumulated depreciation	145.0	264.9	2.6	—	412.5
Property, plant and equipment—net	99.2	111.8	144.6	—	355.6
Investments in subsidiaries	341.8	—	—	(341.8)	—
Deferred Income Taxes	(3.7)	36.4	—	—	32.7
Goodwill	—	—	92.0	—	92.0
Intangible assets	—	—	29.5	—	29.5
Other Assets	9.3	2.7	0.5	—	12.5
TOTAL ASSETS	$523.4	$256.3	$340.4	$(375.4)	$744.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$1.3	$—	$—	$—	$1.3
Accounts payable	13.7	37.3	23.7	—	74.7
Intercompany amounts payable	—	33.6	—	(33.6)	—
Accrued salaries and employee benefits	8.1	15.5	3.0	—	26.6
Accrued income taxes	—	—	10.2	—	10.2
Accrued expenses	6.5	8.9	1.3	—	16.7
Total current liabilities	29.6	95.3	38.2	(33.6)	129.5
Long-term Debt	282.3	—	—	—	282.3
Deferred Income Taxes	—	—	35.8	—	35.8
Noncurrent Employee Benefits	24.2	50.4	34.6	—	109.2
Other Noncurrent Obligations	2.4	0.6	—	—	3.0
TOTAL LIABILITIES	338.5	146.3	108.6	(33.6)	559.8
STOCKHOLDERS’ EQUITY	184.9	110.0	231.8	(341.8)	184.9
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$523.4	$256.3	$340.4	$(375.4)	$744.7

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2007

	Neenah	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Paper, Inc.	Subsidiaries	Subsidiaries	Adjustments	Amounts
OPERATING ACTIVITIES
Net income	$14.7	$5.7	$6.2	$(11.9)	14.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3.7	3.9	3.4	—	11.0
Stock-based compensation	1.5	0.1	0.1	—	1.7
Deferred income tax benefit	(0.6)	0.2	(0.4)	—	(0.8)
Gain on sale of woodlands	—	(1.4)	—	—	(1.4)
Loss on asset dispositions	—	0.1	(0.4)	—	(0.3)
Net cash provided by (used in) changes in operating working capital, net of effects of acquisition	(0.4)	(12.3)	(10.9)	—	(23.6)
Equity in earnings of subsidiaries	(11.9)	—	—	11.9	—
Pension and other post-employment benefits	(0.1)	(1.1)	0.4	—	(0.8)
Other	(0.3)	(0.1)	0.3	—	(0.1)
NET CASH PROVIDED BY OPERATING ACTIVITIES	6.6	(4.9)	(1.3)	—	0.4
INVESTING ACTIVITIES
Capital expenditures	(1.5)	(1.1)	(3.6)	—	(6.2)
Increase in restricted cash	—	—	(10.1)	—	(10.1)
Acquisition cost of FoxRiver	(55.1)	—	—	—	(55.1)
Additional acquisition cost of Neenah Germany	(1.5)	—	—	—	(1.5)
Other	(0.4)	(0.3)	0.3	—	(0.4)
NET CASH USED IN INVESTING ACTIVITIES	(58.5)	(1.4)	(13.4)	—	(73.3)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	59.9	—	13.4	—	73.3
Debt issuance costs	(0.1)	—	—	—	(0.1)
Repayments of long-term debt	(0.4)	—	—	—	(0.4)
Short-term borrowings	—	—	3.4	—	3.4
Repayments of short-term debt	—	—	—	—	—
Cash dividends paid	(1.5)	—	—	—	(1.5)
Other	(0.1)	—	—	—	(0.1)
Intercompany transfers—net	(8.2)	9.9	(1.7)	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	48.3	11.2	15.1	—	74.6
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	0.1	0.1	—	0.2
NET INCREASE IN CASH AND CASH EQUIVALENTS	(2.3)	3.7	0.5	—	1.9
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	(0.1)	0.7	1.0	—	1.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$(2.4)	$4.4	$1.5	$—	$3.5

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2006

	Neenah	Guarantor	Consolidating	Consolidated
	Paper, Inc.	Subsidiaries	Adjustments	Amounts
OPERATING ACTIVITIES
Net income	$0.9	$1.3	$(1.3)	$0.9
Adjustments to reconcile net income to net cash provided by operating activities Depreciation and amortization	3.3	3.4	—	6.7
Stock-based compensation	1.4	—	—	1.4
Deferred income tax benefit	(1.6)	0.9	—	(0.7)
Loss on other asset dispositions	—	0.1	—	0.1
Decrease (increase) in working capital	1.9	1.6	—	3.5
Equity in earnings of subsidiaries	(1.3)	—	1.3	—
Pension and other post-employment benefits	1.1	1.7	—	2.8
Other	(0.2)	1.8	—	1.6
NET CASH PROVIDED BY OPERATING ACTIVITIES	5.5	10.8	—	16.3
INVESTING ACTIVITIES
Capital expenditures	(2.4)	(1.0)	—	(3.4)
Other	—	(0.5)	—	(0.5)
NET CASH USED IN INVESTING ACTIVITIES	(2.4)	(1.5)	—	(3.9)
FINANCING ACTIVITIES
Repayments of long-term debt	(0.3)	—	—	(0.3)
Short-term borrowings	0.2	—	—	0.2
Repayments of short-term debt	(0.1)	—	—	(0.1)
Cash dividends paid	(1.5)	—	—	(1.5)
Other	4.3	(4.3)	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	2.6	(4.3)	—	(1.7)
NET INCREASE IN CASH AND CASH EQUIVALENTS	5.7	5.0	—	10.7
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12.0	0.6	—	12.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$17.7	$5.6	$—	$23.3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the three months ended March 31, 2007 and 2006. Also discussed is our financial position as of March 31, 2007. You should read this discussion in conjunction with our consolidated and combined  financial statements and the notes to those consolidated and combined financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” “Neenah” or the “Company” are intended to mean Neenah Paper, Inc. and its consolidated subsidiaries.

(Tabular amounts in millions, except as noted)

Executive Summary

During 2006, we completed several complementary strategic initiatives: (1) we sold 500,000 acres of timberlands in Nova Scotia, (2) we divested our Terrace Bay pulp operations and (3) we acquired the German technical and specialty paper business of FiberMark, Inc. (“FiberMark”).  During the first quarter of 2007, our strategic initiatives continued with the purchase of Fox River (as defined below) to add scale, well-known brands and integration benefits as we combine Fox River with our existing fine paper business.

Our operating results for the three months ended March 31, 2007 reflect the benefits of these strategic initiatives as consolidated net sales and operating income increased by 69 percent and 176 percent, respectively.  Consolidated net sales of $224.7 million were almost $92 million higher than the prior year period primarily from increased volume in our paper businesses due to the acquisitions of Neenah Germany and Fox River.  Consolidated operating income of $27.6 million for the three months ended March 31, 2007 increased $17.6 million compared to 2006 primarily due to the incremental earnings of Neenah Germany and higher average selling prices and lower manufacturing costs for pulp.

In addition, these strategic initiatives substantially changed the composition of our business and reduced our exposure to the cyclical pulp market.  During the first quarter of 2007, our paper businesses (fine paper and technical products) represented more than 75 percent of our consolidated net sales.  This compares to our paper businesses representing approximately 55 percent of our consolidated net sales for the first quarter of 2006, prior to the transfer of Terrace Bay mill.  We expect that our paper businesses will generate approximately 80 percent of revenue when Fox River is included in our results for the full period.

Following is a more detailed discussion of these strategic activities:

Sale of Woodlands

In June 2006, our wholly-owned subsidiary, Neenah Paper Company of Canada (“Neenah Canada”)  completed the sale of approximately 500,000 acres of woodlands in Nova Scotia to Atlantic Star Forestry LTD and Nova Star Forestry LTD (collectively, the “Purchaser”) for net cash proceeds of $134.8 million. Neenah Canada also entered into a fiber supply agreement (the “FSA”) with the Purchaser to secure a source of fiber for its Pictou pulp mill. Following the sale, Neenah Canada has approximately 500,000 acres of owned and 200,000 acres of licensed or managed woodlands in Nova Scotia.

Pursuant to the terms of the FSA, the Purchaser is required to make available to the Pictou mill sufficient woodlands acreage to yield 200,000 metric tons of softwood timber annually. The FSA expires on December 31, 2010 and the Pictou mill has the option to unilaterally extend the FSA for an additional five years.  The FSA can be extended for an additional five years upon the mutual agreement of Neenah Canada and the Purchaser.

The sale qualified for gain recognition under the “full accrual method” described in Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate (“SFAS 66”).  As a result, Neenah Canada recognized a pre-tax gain on the sale of approximately $122.6 million in the three months ended June 30, 2006 and deferred approximately $9.0 million, which represents Neenah Canada’s estimated “maximum exposure to loss” under the FSA.  The deferred gain is being recognized in income pro-rata through December 2007. For the three months ended March 31, 2007, Neenah Canada recognized approximately $1.4 million of such deferred gain.

Divestiture of Terrace Bay

Manufacturing operations at our Terrace Bay, Ontario pulp mill were suspended in February 2006 when the mill’s fiber supply was exhausted as a result of a strike initiated in January 2006 by workers employed by the woodlands operations that supplied wood fiber to the mill. Most of the hourly and salaried workers employed at the mill were laid off during the two weeks following the suspension of manufacturing activities.

In August 2006, Neenah Canada transferred the Terrace Bay pulp mill and related woodlands operations (“Terrace Bay”) to affiliates of Buchanan Forest Products Ltd (“Buchanan”).  Buchanan assumed responsibility for substantially all liabilities related to the future operation of the mill in exchange for a payment of $18.6 million. At closing, in addition to certain working capital amounts, Neenah Canada retained certain long-term disability obligations for current and former mill employees and post-employment medical and life insurance liabilities for current retirees.

Acquisition of Neenah Germany

In October 2006, we completed the purchase of the stock of FiberMark Services GmbH & Co. KG and the stock of FiberMark Beteiligungs GmbH (collectively, “Neenah Germany”).  Neenah Germany was acquired from FiberMark and FiberMark International Holdings for approximately $220 million in cash, including $1.5 million paid in the three months ended March 31, 2007 primarily for the adjusted value of working capital at the acquisition date. The transaction was financed through available cash and debt drawn against our existing revolving credit facility.

The assets acquired as a result of the acquisition of Neenah Germany consist of three mills located near Munich and Frankfurt, Germany that produce a wide range of products, including transportation and other filter media, nonwoven wall coverings, masking and other tapes, abrasive backings, and specialized printing and coating substrates. The results of Neenah Germany are being reported as part of our Technical Products segment and have been included in our consolidated financial results since the acquisition date.

Acquisition of Fox River

In March 2007, we acquired the stock of Fox Valley Corporation and its subsidiary Fox River Paper Company, LLC (collectively “Fox River”) for $55.1 million in cash.  Included in such acquisition costs were amounts for the repayment of debt, the payoff of deferred employee compensation obligations of the acquired companies and approximately $1.8 million for fees and expenses directly related to the acquisition. We financed the acquisition through a combination of cash and debt drawn against our existing revolving credit facility. The assets acquired as a result of the acquisition of Fox River consist of four U.S. paper mills and various related assets, producing premium fine papers with well-known brands including STARWHITE®, SUNDANCE®, ESSE® and OXFORD®. The acquisition of Fox River strengthens our fine paper business by providing added scale and the ability to offer a broader array of premium branded products and better service to our customers.  We believe that the added scale provided by Fox River will result in improved earnings but profit margins that are lower than those historically reported for our existing fine paper business. The results of Fox River are being reported as part of our Fine Paper segment and have been included in our consolidated financial results since the acquisition date.

In conjunction with the acquisition of Fox River, we announced plans to permanently close the Housatonic mill, located near Great Barrington, Massachusetts.  The Housatonic mill, the smallest of the fine paper plants acquired in the Fox River acquisition, has annual production capacity of approximately 15,000 tons and is expected to cease manufacturing operations in the second quarter. The Housatonic mill was not profitable due to its small size, cost structure and the pricing of many of the grades made there. Closing the mill will allow us to eliminate costs and improve margins while still serving the needs of key customers. In addition to the closure of the Housatonic mill, we have announced the planned terminations of certain Fox River sales and administrative employees as the business is integrated with our existing fine paper business.

In conjunction with the acquisition of Fox River, we recorded liabilities of approximately $8.2 million for the cost of post-acquisition restructuring activities in accordance with Emerging Issues Task Force Issue 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”).  Such costs include approximately $4.1 million for involuntary employee termination benefits for approximately 200 affected employees (including $1.4 million for approximately 125 employees at Housatonic), contract termination costs of approximately $2.0 million and approximately $2.1 million for environmental clean-up and monitoring costs. For the three months ended March 31, 2007, we made termination benefit payments of approximately $60 thousand.  We expect the payment of termination benefits to be substantially complete by the end of 2007.

Results of Continuing Operations

During the three months ended March 31, 2007, our operating results benefited from the strategic initiatives described above as consolidated net sales and operating income increased by 69 percent and 176 percent, respectively.  Consolidated net sales were $91.8 million higher in the three months ended March 31, 2007 compared to the prior year period primarily from increased volume in our paper businesses due to the acquisitions of Neenah Germany and Fox River.  Consolidated operating income for the three months ended March 31, 2007 increased $17.6 million compared to 2006 primarily due to the added earnings of Neenah Germany and higher average selling prices and lower manufacturing costs for pulp.  These favorable effects were partially offset by a decrease in earnings in our fine paper business due to a less favorable mix resulting, in part, from the inclusion of Fox River volume with relatively lower margins and increased manufacturing input costs in all our businesses.

Results of Discontinued Operations

For the three months ended March 31, 2007, we incurred a loss from discontinued operations of $0.5 million compared to a loss of $2.5 million in the prior year period.  The loss in the current quarter was primarily due to costs associated with the Ontario, Canada defined benefit pension plan (the “Ontario Plan”).  In August 2006, we initiated the process to settle our pension obligations under the Ontario Plan.  We will, however, continue to recognize costs associated with the Ontario Plan until we receive regulatory approval to terminate the plan.  We expect to record a loss of approximately $40 million when we settle the pension obligations for the Ontario Plan.  The amount of any funds that we may pay or receive and the timing of recognition of the loss to settle the Ontario Plan are dependent upon, among other things, an actuarial determination of the value of the obligations being settled, the cost of annuity contracts, regulatory approval to settle the plan and employee elections.

For the three months ended March 31, 2006, net sales of discontinued operations of $32.3 million were primarily due to the liquidation of finished goods inventory during the suspension of manufacturing operations at Terrace Bay.  We did not have any sales from discontinued operations in the three months ended March 31, 2007 due to the transfer of Terrace Bay to Buchanan in August 2006.  Following the suspension of manufacturing operations at Terrace Bay in the first quarter of 2006, we continued to incur certain operating costs for the mill during the work stoppage, including costs for a limited number of hourly and salaried employees to remain at the facility for security operations, boiler and related equipment operation and maintenance during the winter months.  For the three months ended March 31, 2006, such costs exceeded the income generated from the liquidation of finished goods inventory and resulted in a loss from discontinued operations of $2.5 million.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, income before interest and income taxes (which we refer to as “operating income”) and other information relevant to an understanding of our results of operations for the three months ended March 31, 2007 and 2006.

Analysis of Net Sales—Three Months Ended March 31, 2007 and 2006

The following table presents net sales by segment, expressed as a percentage of total net sales before the elimination ofintersegment sales:

	Three Months Ended March 31,
	2006	2007

Fine Paper	32%	43%
Technical Products	45%	25%
Pulp	23%	32%
Total	100%	100%

The following table presents our net sales by segment for the periods indicated:

	Three Months Ended March 31,
	2007	2006
Net sales
Fine Paper	$72.3	$58.1
Technical Products	100.7	33.0
Pulp	52.0	43.1
Intersegment sales	(0.3)	(1.3)
Consolidated	$224.7	$132.9

Commentary:

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

	Change in Net Sales Compared to Prior Period
		Change Due To
	Total Change	Volume	Average Net Price
Fine Paper	$14.2	$14.1	$0.1
Technical Products	67.7	67.2	0.5
Pulp (a)	8.9	3.6	5.3
Intersegment sales	1.0	1.0	—
Consolidated	$91.8	$85.9	$5.9

(a)             Sales of pulp by our Canadian manufacturing facilities are invoiced in U.S. dollars in accordance with industry practice; therefore, no currency effects are presented in our analysis of the change in net sales for our pulp operations.

Consolidated net sales of $224.7 million in the three months ended March 31, 2007 were $91.8 million higher than the prior year period primarily due to increased volume in our paper businesses due to the acquisition of Neenah Germany and Fox River.

•                  Net sales in our fine paper business of $72.3 million increased $14.2 million or 24 percent primarily due to the acquisition of Fox River.  Volumes increased 29 percent, as the additional Fox River volume offset declines in our existing business. These declines were due in part to weaker market conditions for uncoated free sheet in the first quarter of 2007. The improvement in net selling price reflected the realization of price increases implemented throughout 2006, offset by a less favorable mix due to selling a higher proportion of lower priced grades, including Fox River grades.

•                  Net sales in our technical products business of $100.7 million increased $67.7 million or more than three-fold primarily due to the acquisition of Neenah Germany, but also due to increased volume and prices in our existing business.  Shipment volume increased in our existing business for Tape, and Graphics and Identification products such as washable tags and decorative components.  Neenah Germany benefited from strong sales of transportation filtration media and wall coverings.  The improvement in average net prices reflected increased selling prices for most products and a more favorable product mix due to higher priced grades representing an increased proportion of sales.

•                  Net sales in our pulp business increased $8.9 million primarily as a result of higher market prices for softwood pulp and an 11 percent increase in shipment volume due to record first quarter pulp production. Average market prices for softwood pulp increased approximately 20 percent versus the prior year.  The improvement in selling prices and shipment volume was partially offset by a decrease in sales of logs to sawmills and veneer manufacturers.

The following table sets forth line items from our condensed consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended March 31,
	2007	2006
Net sales	100.0%	100.0%
Cost of products sold	80.6	82.3
Gross profit	19.4	17.7
Selling, general and administrative expenses	8.0	11.4
Gain on sale of woodlands	(0.6)	—
Other (income) expense - net	(0.3)	(1.2)
Operating income	12.3	7.5
Interest expense-net	2.7	3.4
Income from continuing operations before income taxes	9.6	4.1
Provision for income taxes	2.8	1.5
Income from continuing operations	6.8%	2.6%

Analysis of Operating Income—Three Months Ended March 31, 2007 and 2006

The following table sets forth our operating income (loss) by segment for the periods indicated:

	Three Months Ended March 31,
	2007	2006
Operating income
Fine Paper	$12.4	$15.6
Technical Products	10.2	2.0
Pulp	8.0	(3.6)
Unallocated corporate costs	(3.0)	(4.0)
Consolidated	$27.6	$10.0

Commentary:

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

	Change in Operating Income Compared to Prior Period
		Change Due To
	Total		Net	Material
	Change	Volume	Price (a)	Costs (b)	Currency	Other (c) (d)

Fine Paper	$(3.2)	$3.4	$(6.0)	$(0.9)	$—	$0.3
Technical Products	8.2	7.9	0.4	(1.0)	—	0.9
Pulp	11.6	1.4	7.5	(1.8)	(0.2)	4.7
Unallocated corporate costs	1.0	—	—	—	—	1.0
Consolidated	$17.6	$12.7	$1.9	$(3.7)	$(0.2)	$6.9

(a)             Includes changes in selling price changes and product mix.

(b)            Includes price changes for raw materials and energy.

(c)             Includes other materials, manufacturing labor, distribution and selling, general and administrative expenses.

(d)            Includes $1.4 million for amortization of the deferred gain on the sale of woodlands.

Consolidated operating income of $27.6 million for the three months ended March 31, 2007 increased $17.6 million compared to 2006 primarily due to the added earnings of Neenah Germany and higher selling prices and lower manufacturing costs in our pulp business.  These favorable effects were partially offset by a less favorable sales mix in our fine paper business and increased manufacturing input costs in all our businesses.

•                  Operating income for our fine paper business decreased $3.2 million primarily due to a less favorable product mix and higher manufacturing input costs, principally for hardwood pulp. These unfavorable factors were only partially offset by higher average selling prices and improved manufacturing efficiencies.

•                  Operating income for our technical products business increased $8.2 million primarily due to the additional earnings of Neenah Germany and also as a result of improved earnings in our domestic business.  The improvement in our domestic business was primarily due to higher volumes and selling prices, and more efficient manufacturing operations versus the prior year.   These favorable factors were partially offset by increases in manufacturing input costs primarily for pulp and latex.

•                  Our pulp business reported operating income of $8.0 million, compared to an operating loss of $3.6 million in the prior year.  The improvement from the prior year was primarily due to higher average market prices for softwood pulp, increased sales volume and lower manufacturing costs, partially offset by higher fiber costs. Lower manufacturing costs reflected record first quarter production volume in the current year versus a prior year period where production was disrupted by unscheduled recovery boiler related maintenance downtime.  The comparison to the prior year also benefited from recognition of $1.4 million of the deferred gain on the sale of timberlands in the current quarter (See “Executive Summary—Sale of Woodlands”) and $0.7 million from the elimination of losses on pulp price hedges in the prior year quarter.

•                  Unallocated corporate expenses decreased by $1.0 million primarily due to the timing of certain benefit plan adjustments and costs for transition services provided by Kimberly-Clark in 2006.

Additional Statement of Operations Commentary:

•                  Selling, general and administrative (“SG&A”) expenses of $17.9 million for the three months ended March 31, 2007 increased $2.8 million from the prior year period primarily due to direct added costs for the acquired businesses. As a percentage of sales, SG&A expense decreased from 11 percent for the three months ended March 31, 2006 to 8 percent in the current year.

•                  For the three months ended March 31, 2007 and 2006, we incurred $6.0 million and $4.5 million, respectively, of net interest expense (including $0.4 million and $0.5 million of amortization of debt issuance costs for the three months ended March 31, 2007 and 2006, respectively).  The increase in net interest expense was primarily due to borrowings under our revolving credit facility to partially finance the acquisitions of Neenah Germany and Fox River.

•                  The effective tax rate was approximately 30 percent and 38 percent for the three months ended March 31, 2007 and 2006, respectively.  The decrease in the effective tax rate was primarily due to benefits from changes in our corporate structure following the acquisition of Neenah Germany and the mix of pretax income between tax jurisdictions with different marginal tax rates.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2007	2006
Net cash flow provided by (used in):
Operating activities	$0.4	$16.3
Investing activities, including capital expenditures	(73.3)	(3.9)
Capital expenditures	(6.2)	(3.4)
Financing activities	74.6	(1.7)

Operating Cash Flow Commentary:

•                  Cash provided by operations of $0.4 million for the three months ended March 31, 2007 decreased $15.9 million from the comparable period of the prior year. This decrease was primarily due to an increase in our investment in working capital, partially offset by higher earnings (excluding the non-cash effects of deferred income taxes, depreciation and asset impairment and restructuring charges) and lower accruals.  The increase in working capital reflected higher accounts receivable for Neenah Germany and pulp, and higher North American inventories.  The working capital increase in 2007 compares to a reduction in working capital in 2006 of $3.5 million primarily due to the suspension of manufacturing operations at Terrace Bay.

Investing Commentary:

•                  For the three months ended March 31, 2007, cash used in investing activities was $73.3 million, an increase of $69.4 million versus the prior year period.  The increase in cash used was primarily due to spending of $55.1 million for the acquisition of Fox River.  Capital spending for the first three months of 2007 of $6.2 million was $2.8 million higher than the comparable prior year period.  Capital spending in the first three months of 2007 was primarily for the implementation of our ERP software and major projects to increase capacity and improve efficiency at Neenah Germany.  Capital spending in Neenah Germany in 2007 will be financed through locally generated cash flow and government subsidized financing.  We have aggregate planned capital expenditures for 2007 of approximately $55 million including amounts for our recently acquired Fox River operation.  These capital expenditures are not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

Financing Commentary:

•                  Our liquidity requirements are being provided by cash generated from operations, proceeds from asset sales and short- and long-term borrowings. Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of March 31, 2007, we had $117.2 million outstanding under our revolving credit facility, outstanding letters of credit of $2.1 million and $60.7 million of available credit.

•                  In the three months ended March 31, 2007 net borrowings on our revolving credit facility were $59.9 million primarily to finance the acquisition of Fox River.

•                  During the first three months of 2007, Neenah Germany incurred €10 million ($13.4 million) of government subsidized project financing.  Neenah Germany’s use of such funds is restricted to the payment of costs directly related to the construction of a saturator.  In addition, Neenah Germany borrowed approximately $3.4 million under an unsecured revolving line of credit to finance working capital needs.

•                  We paid cash dividends of $0.10 per share or $1.5 million in the first three months of 2007 and 2006.

•                  On March 30, 2007, we entered into an agreement to borrow $15 million (the “Term Loan”) upon closing the agreement in April 2007.  In addition, subject to certain terms and conditions of the loan agreement, we may borrow up to an additional $10 million in a single advance.  The Term Loan is secured by substantially all of the property, plant and equipment we acquired in the Fox River acquisition and is fully and unconditionally guaranteed by substantially all of our other subsidiaries, except Neenah Germany.  The term loan agreement terminates on November 1, 2010.

Management believes that our ability to generate cash from operations and our borrowing capacity under our borrowing capacity are adequate to fund working capital, capital spending and other cash needs for the next 12 months. Our ability to generate adequate cash from operations beyond 12 months, however, will depend on, among other things, our ability to successfully (i) implement our business strategies, (ii) integrate and achieve expected synergies from our Neenah Germany and Fox River acquisitions, (iii) implement other cost cutting initiatives, and (iv) manage the impact of changes in pulp prices and currencies. We can give no assurance that we will be able to successfully implement those strategies, integrate Neenah Germany and Fox River, implement other cost cutting initiatives, or successfully manage our pulp pricing and currency exposures.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. We believe that the estimates, assumptions and judgments described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. The critical accounting policies used in the preparation of the consolidated financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regard to estimates used. These critical judgments relate to the timing of recognizing sales revenue, the recoverability of deferred income tax assets, pension benefits and future cash flows associated with impairment testing of long-lived assets. Actual results could differ from these estimates, and changes in these estimates are recorded when known. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition.  There has been no significant change in these policies, or the estimates used in the application of the policies, since our 2006 year end, except as described below.

Accounting Guidance Adopted in the Three Months Ended March 31, 2007

In January 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

Pursuant to the terms of the purchase agreement with FiberMark, we are liable for potential additional taxes due for tax returns filed for periods prior to the acquisition.  FiberMark has agreed to indemnify the Company for such additional taxes and a portion of the purchase price has been reserved in an escrow account to fund the indemnification.  We believe it is probable that Neenah Germany is liable for approximately $5.5 million in additional taxes.  We have also recognized a receivable in an equal amount in Other receivables on the consolidated balance sheet for the value of the indemnification.  We do not believe its liability for such taxes is in excess of the escrow amount.

In addition to the amounts described above, our adoption of FIN 48 on January 1, 2007 resulted in a $1.0 million increase in our liability for uncertain income tax positions.  As of March 31, 2007, our liability for uncertain income tax positions was $6.5 million.  If recognized, approximately $0.7 million of such income tax benefits would favorably affect our effective tax rate in future periods. We do not anticipate any changes in its liability for uncertain income tax positions due to the settlement of audits or the expiration of the statute of limitations prior to March 31, 2008.

Tax years 2004 through 2006 are subject to examination by federal and state tax authorities in the United States, federal and provincial tax authorities in Canada and federal and municipal tax authorities in Germany.  Currently the 2004 tax year is being audited by German tax authorities.

As described above, a substantial portion of our liability for uncertain income tax positions relates to potential additional taxes for certain tax positions asserted by FiberMark in Neenah Germany tax returns filed for periods prior to our acquisition of the business.  FiberMark has agreed to indemnify us for such additional taxes and a portion of the purchase price has been reserved in an escrow account to fund the indemnification. We do not believe that our liability for such taxes is in excess of the amount for which FiberMark us with an indemnification.  As such we do not believe that disclosure of our liability for uncertain income tax positions as a contractual obligation would be appropriate.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), or in releases made by the Securities and Exchange Commission (the “SEC”), all as may be amended from time to time. Statements contained in this quarterly report that are not historical facts may be forward-looking statements within the meaning of the PSLRA. Any such forward-looking statements reflect our beliefs and assumptions and are based on information currently available to us. Forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements we make are not guarantees or indicative of future performance. For additional information regarding factors that may cause our results of operations to differ materially from those presented herein, please see “Risk Factors” contained in our most recent Annual Report on Form 10-K and as are detailed from time to time in other reports we file with the SEC.

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

•        the competitive environment;

•        fluctuations in commodity prices, exchange rates (in particular changes in the U.S./Canadian dollar and U.S. dollar/Euro currency exchange rates) and interest rates;

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

Any subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth or referred to above, as well as the risk factors contained in our most recent Annual Report on Form 10-K. Except as required by law, we disclaim any obligation to update such statements or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

As of March 31, 2007, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s businesses except for the Fox River manufacturing operations acquired in March 2007. Fox River constituted approximately 26 percent and 12 percent of net and total assets, respectively, and 7 percent of revenues, and less than 1 percent of net income of the consolidated financial statement amounts as of and for the three months ended March 31, 2007. Further discussion of this acquisition can be found in Note 4 “Acquisitions” to our condensed consolidated financial statements. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2007.

Internal Controls over Financial Reporting

During the three months ended March 31, 2007, we implemented new systems for manufacturing and costing, inventory, and order management as part of our Enterprise Resource Planning system in our existing U.S. operating locations resulting in a material change in our processes over financial reporting at those locations.  We assessed the design effectiveness of the internal controls over the key processes affected by the system change.  We also assessed the design effectiveness of the internal controls over financial reporting for our Neenah Germany manufacturing operations acquired in October 2006 which management had elected to exclude from their assessment made as of December 31, 2006.  As a result of these assessments, management believes that we maintained adequate internal control over financial reporting.

Except as described above, there has been no change in our internal control over financial reporting during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

On December 21, 2006, certain retirees of Neenah Paper Company of Canada (“Neenah Canada”) brought a proposed class action lawsuit against Neenah Canada, the Company and Kimberly-Clark Inc. alleging the wrongful reduction and/or elimination of certain retiree benefits following Neenah Canada’s transfer of the Terrace Bay pulp and woodlands operations to Terrace Bay Pulp Inc. and Eagle Logging Inc.  The purported class has not been certified.  The Company and Neenah Canada believe that the lawsuit is without merit and will vigorously defend the litigation.

On February 19, 2007, certain former employees of Neenah Canada who were previously employed in Neenah Canada’s Longlac woodlands operations brought suit against the Company and Neenah Canada in the Ontario (Canada) Superior Court of Justice for damages the plaintiffs claim to have suffered from an alleged wrongful termination of employment by Neenah Canada occurring on or about August 21, 2006.  Eagle Logging Inc. (the purchaser of Neenah Canada’s Longlac woodlands assets on August 29, 2006), Terrace Bay Pulp Inc. (the purchaser of Neenah Canada’s Terrace Bay pulp mill), Buchanan Forest Products Ltd., Lucky Star Holdings Inc. (each affiliates of Eagle Logging Inc. and Terrace Bay Pulp Inc.), Kimberly-Clark Corporation and Kimberly-Clark Inc. have also been named in the lawsuit.  The lawsuit seeks damages for severance and notice pay under Ontario law, as well as damages for wrongful termination, breach of contract, conspiracy and punitive damages, among other things.  The Company and Neenah Canada believe that the lawsuit is without merit and will vigorously defend the litigation.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

May 10, 2007