Form 10-Q
period 2007-06-30
Neenah Paper Inc
filed 2007-08-09
CIK 1296435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐   No ☒

As of July 31, 2007, there were 14,943,081 shares of the Company’s common stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$258.1	$142.8	$482.8	$275.7
Cost of products sold	227.4	116.7	408.6	226.1
Gross profit	30.7	26.1	74.2	49.6
Selling, general and administrative expenses	21.9	11.8	39.8	26.9
Gain on sale of woodlands	(1.5)	(122.6)	(2.9)	(122.6)
Other income - net	(1.1)	(2.0)	(1.7)	(3.6)
Operating income	11.4	138.9	39.0	148.9
Interest expense - net	6.5	4.1	12.5	8.6
Income from continuing operations before income taxes	4.9	134.8	26.5	140.3
Provision for income taxes	1.6	50.6	8.0	52.7
Income from continuing operations	3.3	84.2	18.5	87.6
Loss from discontinued operations	(0.7)	(10.9)	(1.2)	(13.4)
Net income	$2.6	$73.3	$17.3	$74.2

Earnings Per Common Share
Basic
Continuing operations	$0.22	$5.71	$1.25	$5.94
Discontinued operations	(0.04)	(0.74)	(0.08)	(0.91)
	$0.18	$4.97	$1.17	$5.03
Diluted
Continuing operations	$0.22	$5.68	$1.22	$5.91
Discontinued operations	(0.05)	(0.74)	(0.08)	(0.90)
	$0.17	$4.94	$1.14	$5.01

Weighted Average Common Shares Outstanding (in thousands)
Basic	14,857	14,747	14,835	14,745
Diluted	15,221	14,826	15,124	14,812

Cash Dividends Declared Per Share of Common Stock	$0.10	$0.10	$0.20	$0.20

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$1.1	$1.6
Restricted cash	5.8	—
Accounts receivable (less allowances of $5.3 million and $4.4 million)	157.9	112.5
Inventories	113.5	74.9
Other receivables	13.7	13.6
Prepaid and other current assets	27.6	19.8
Total Current Assets	319.6	222.4
Property, Plant and Equipment, at cost	849.1	768.1
Less accumulated depreciation	454.4	412.5
Property, plant and equipment—net	394.7	355.6
Deferred Income Taxes	54.5	32.7
Goodwill	95.6	92.0
Intangible Assets, net	33.2	29.5
Other Assets	13.4	12.5

TOTAL ASSETS	$911.0	$744.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$6.7	$1.3
Accounts payable	91.6	74.7
Accrued salaries and employee benefits	28.0	26.6
Accrued income taxes	14.5	10.2
Accrued expenses	24.6	16.7
Total Current Liabilities	165.4	129.5
Long-term Debt	340.2	282.3
Deferred Income Taxes	36.0	35.8
Noncurrent Employee Benefits	129.9	109.2
Other Noncurrent Obligations	14.1	3.0
TOTAL LIABILITIES	685.6	559.8
Commitments and Contingencies (Note 13)
TOTAL STOCKHOLDERS’ EQUITY	225.4	184.9
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$911.0	$744.7

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$17.3	$74.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22.0	13.7
Stock-based compensation	3.5	2.7
Excess tax benefit from stock-based compensation	(0.6)	—
Deferred income tax (benefit) provision	(1.1)	23.0
Gain on sale of woodlands	(2.9)	(122.6)
Loss on asset dispositions	0.1	0.2
Decrease (increase) in working capital, net of effects of acquisitions	(16.8)	49.0
Pension and other post-employment benefits	0.1	3.2
Other	—	1.1
NET CASH PROVIDED BY OPERATING ACTIVITIES	21.6	44.5
INVESTING ACTIVITIES
Capital expenditures	(23.6)	(9.9)
Increase in restricted cash	(5.6)	—
Acquisition cost of Fox River, net of cash acquired	(55.3)	—
Additional acquisition cost of Neenah Germany	(1.5)	—
Net proceeds from sale of woodlands	—	134.8
Other	0.3	—
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(85.7)	124.9
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	74.8	—
Debt issuance costs	(0.7)	—
Repayments of long-term debt	(11.9)	(0.6)
Short-term borrowings	4.8	0.3
Repayments of short-term debt	(4.7)	(0.3)
Cash dividends paid	(3.0)	(3.0)
Proceeds from exercise of stock options	3.6	0.1
Excess tax benefit from stock-based compensation	0.6	—
Other	(0.1)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	63.4	(3.5)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	0.2	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(0.5)	165.9
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1.6	12.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1.1	$178.5

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest expense capitalized	$11.9	$8.4
Cash paid (received) during period for income taxes	$3.8	$(4.3)
Non-cash investing activities:
Decrease in liability for equipment acquired	$(3.8)	$—

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

In June 2006, the Company’s wholly owned subsidiary, Neenah Paper Company of Canada (“Neenah Canada”) completed the sale of approximately 500,000 acres of woodlands in Nova Scotia for $139.1 million (proceeds net of transaction costs were $134.8 million). The woodlands sale agreement included a fiber supply agreement to secure a source of fiber for Neenah Canada’s Pictou pulp mill. The transaction resulted in a net pre-tax gain of $131.6 million.  Approximately $9.0 million of such gain was deferred and is being recognized in income pro-rata through December 2007. See Note 6, “Sale of Woodlands.”

In August 2006, Neenah Canada completed the transfer of the Terrace Bay, Ontario pulp mill and related woodlands operations (“Terrace Bay”) to certain affiliates of Buchanan Forest Products Ltd. (“Buchanan”). Pursuant to the terms of the sale agreement, Buchanan assumed responsibility for substantially all liabilities related to the future operation of Terrace Bay in exchange for a payment of $18.6 million. For the three and six months ended June 30, 2007, discontinued operations in the condensed consolidated statements of operations primarily reflect costs associated with Terrace Bay’s defined benefit pension plan.  The condensed consolidated statements of operations for the three and six months ended June 30, 2006 have been restated to reflect the results of operations of Terrace Bay as discontinued operations. See Note 5, “Discontinued Operations.”

In October 2006, the Company completed the purchase of the stock of FiberMark Services GmbH & Co. KG and the stock of FiberMark Beteiligungs GmbH (collectively “Neenah Germany”).  Neenah Germany was acquired from FiberMark, Inc. (“FiberMark”) and FiberMark International Holdings LLC for approximately $220 million in cash (net of cash acquired). The transaction was financed from available cash and debt drawn against the Company’s existing revolving credit facility. The assets acquired as a result of the acquisition of Neenah Germany consist of two mills located near Munich, Germany and a third mill near Frankfurt, Germany, that produce a wide range of products, including transportation and other filter media, nonwoven wall coverings, masking and other tapes, abrasive backings, and specialized printing and coating substrates. The results of Neenah Germany are being reported as part of the Company’s Technical Products segment and have been included in the Company’s consolidated financial results since the acquisition date.  See Note 4, “Acquisitions.”

In March 2007, the Company acquired the stock of Fox Valley Corporation and its subsidiary, Fox River Paper Company, LLC (collectively, “Fox River”). The Company paid $55.3 million in cash for Fox River and financed the acquisition through a combination of cash and debt drawn against its existing revolving credit facility. The assets acquired as a result of the acquisition of Fox River consist of four U.S. paper mills and various related assets. The results of Fox River are being reported as part of the Company’s Fine Paper segment and have been included in the Company’s consolidated financial results since the acquisition date.  See Note 4, “Acquisitions,” for a summary of the preliminary allocation of the purchase price and a description of certain post-acquisition restructuring activities.

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

Earnings per Share (“EPS”)

Basic EPS was computed by dividing net income by the weighted-average number of shares of common stock outstanding during the three and six months ended June 30, 2007 and 2006.  Diluted EPS was calculated to give effect to all potentially dilutive common shares using the “Treasury Stock” method. Outstanding stock options, restricted shares, restricted stock units and restricted stock units with performance conditions represent the only potentially dilutive effects on the Company’s weighted-average shares.  For the three and six months ended June 30, 2007, approximately 85,000 and 195,000 potentially dilutive stock options, respectively, were excluded from the computation of dilutive common shares. For the three and six months ended June 30, 2006, approximately 1,085,000 potentially dilutive options were excluded from the computation of dilutive common shares.

The following table presents the computation of basic and diluted shares of common stock used in the computation of EPS (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted-average basic shares outstanding	14,857	14,747	14,835	14,745
Add: Assumed incremental shares under stock compensation plans	364	79	289	67

Assuming dilution	15,221	14,826	15,124	14,812

Note 2.  Accounting Standard Changes

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

The Company is liable for taxes due for tax returns filed by Neenah Germany for periods prior to the acquisition (see Note 4, “Acquisitions”).  Pursuant to the terms of the purchase agreement, FiberMark has agreed to indemnify the Company for such taxes and a portion of the purchase price has been reserved in an escrow account to fund the indemnification. The Company believes it is probable that Neenah Germany is liable for approximately $5.5 million in additional taxes and recognized a liability for the benefit of this uncertain income tax position at the acquisition date. The Company has also recognized a receivable in an equal amount in Other receivables on the consolidated balance sheet for the value of the indemnification. The Company does not believe its liability for such taxes is in excess of the escrow amount.

The Company’s adoption of FIN 48 resulted in a $1.0 million increase in its liability for uncertain income tax positions.  As of June 30, 2007, the Company’s liability for uncertain income tax positions was $6.5 million.  If recognized, approximately $0.7 million of such income tax benefits would favorably affect the Company’s effective tax rate in future periods. The Company does not anticipate that the expiration of the statute of limitations or the settlement of audits in the next 12 months will result in liabilities for uncertain income tax positions that are materially different than the amounts accrued as of June 30, 2007.

Tax years 2004 through 2006 are subject to examination by federal and state tax authorities in the United States, federal and provincial tax authorities in Canada and federal and municipal tax authorities in Germany.  Currently, the 2004 tax year is being audited by German tax authorities.

The Company recognizes accrued interest and penalties related to uncertain income tax positions in Provision for income taxes on the condensed consolidated statements of operations.  As of June 30, 2007, the Company had no amounts accrued for interest related to uncertain income tax positions.

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

Note 3.  Comprehensive Income

Comprehensive income includes, in addition to net income, unrealized gains and losses recorded directly into a separate section of stockholders’ equity on the condensed consolidated balance sheets. These unrealized gains and losses are referred to as other comprehensive income items. Accumulated other comprehensive income (loss) consists of unrealized foreign currency translation gains (losses), deferred gains (losses) on cash flow hedges and adjustments to pension and other post-employment benefit obligations. Unrealized foreign currency translation gains (losses) that relate to indefinite investments in international operations are not adjusted for income taxes. As of June 30, 2007 and December 31, 2006, accumulated other comprehensive income was $28.5 million and $9.9 million, respectively.

The following table presents the components of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$2.6	$73.3	$17.3	$74.2
Other comprehensive income:
Unrealized foreign currency translation gain	12.5	10.0	16.3	8.5
Adjustments to pension and other post-employment benefit liabilities	0.6	—	1.0	—
Deferred gain (loss) on cash flow hedges	1.5	(0.3)	1.3	(3.7)
Total other comprehensive income	14.6	9.7	18.6	4.8

Comprehensive income	$17.2	$83.0	$35.9	$79.0

Note 4.  Acquisitions

Fox River

In March 2007, the Company acquired the stock of Fox River for $55.3 million in cash (net of cash acquired).  Included in such acquisition costs were amounts for the repayment of debt, the payoff of deferred employee compensation obligations of the acquired companies and fees and expenses directly related to the acquisition. The Company financed the acquisition through a combination of cash and debt drawn against its existing revolving credit facility. The assets acquired as a result of the acquisition of Fox River consist of four U.S. paper mills and various related assets, producing premium fine papers with well-known brands including STARWHITE®, SUNDANCE®, ESSE® and OXFORD®. The results of Fox River are being reported as part of the Company’s Fine Paper segment and have been included in the Company’s consolidated financial results since the acquisition date.

During the second quarter of 2007, the Company completed the previously announced permanent closure of the Housatonic mill, located near Great Barrington, Massachusetts. In June 2007, the Company also announced plans to permanently close the fine paper mill located in Urbana, Ohio (the “Urbana mill”). Operations at the Urbana mill are expected to be phased out in an orderly manner over the next 12 months.  The closure of the Housatonic and Urbana mills will allow the Company to maximize cost efficiencies by shifting fine paper manufacturing to utilize existing available capacity at its other high quality fine paper mills. In addition, the Company has substantially completed the process of identifying and notifying certain Fox River sales and administrative employees who will be terminated as the acquired business is integrated with its existing fine paper business.

The total cost of the acquisition has been allocated to the assets acquired and liabilities assumed in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”).  The values of certain assets and liabilities are based on preliminary valuations and are subject to adjustment as additional information is obtained.  Such additional information includes, but is not limited to, the valuation of property, plant and equipment, gains or losses related to the settlement of post-retirement obligations at closed facilities and the liability for post-acquisition restructuring activities. The Company is in the process of finalizing its valuations which will be complete no later than one year from the acquisition date.  Changes to the valuation of assets and liabilities acquired may result in adjustments to the carrying value of property, plant and equipment acquired. The Company did not acquire any in-process research and development assets as part of the acquisition.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed as of March 1, 2007:

Assets Acquired
Accounts receivable	$18.7
Inventories	36.0
Other receivables	1.0
Prepaid and other current assets	2.2
Property, plant and equipment	28.5
Unamortizable intangible assets	3.7
Amortizable intangible assets	0.3
Deferred income taxes	18.5
Other noncurrent assets	0.1
Total assets acquired	109.0

Liabilities Assumed
Accounts payable	13.3
Accrued salaries and employee benefits	5.5
Accrued expenses	11.6
Noncurrent employee benefits	17.5
Other noncurrent obligations	5.8
Total liabilities assumed	53.7

Net assets acquired	$55.3

The preceding table includes approximately $10.4 million for the cost of post-acquisition restructuring activities that the Company recognized in accordance with Emerging Issues Task Force Issue 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.  The following table presents the status of such post-acquisition restructuring activities as of and for the six months ended June 30, 2007. The Company expects the payment of severance benefits to be substantially complete within one year.

	Post-Acquisition Restructuring Costs	Payments through June 30, 2007	June 30, 2007

Number of employees	375	(160)	215

Severance benefits	$6.3	$(1.6)	$4.7
Contract termination costs	2.6	—	2.6
Environmental clean-up and monitoring	1.5	—	1.5

Total	$10.4	$(1.6)	$8.8

The following selected unaudited pro forma consolidated statements of operations data for the three and six months ended June 30, 2007 and 2006 was prepared as though the acquisition of Fox River had occurred on January 1, 2007 and 2006 (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$258.1	$191.7	$515.6	$379.2

Operating income (a)	11.4	140.6	39.1	152.9

Income from continuing operations (a)	3.3	84.6	18.1	88.7

Loss from discontinued operations	(0.7)	(10.9)	(1.2)	(13.4)

Net income	2.6	73.7	16.9	75.3

Earnings (Loss) Per Common Share:
Basic
Continuing operations	$0.22	$5.74	$1.22	$6.02
Discontinued operations	(0.04)	(0.74)	(0.08)	(0.91)
	$0.18	$5.00	$1.14	$5.11
Diluted
Continuing operations	$0.22	$5.71	$1.20	$5.99
Discontinued operations	(0.05)	(0.74)	(0.08)	(0.90)
	$0.17	$4.97	$1.12	$5.09

(a)          Results for the three and six months ended June 30, 2006, include $122.6 million ($75.7 million after-tax) for the gain on sale of woodlands. See Note 6, “Sale of Woodlands.”

Neenah Germany

In October 2006, the Company completed the purchase of the stock of Neenah Germany.  Neenah Germany was acquired from FiberMark and FiberMark International Holdings LLC for approximately $220 million in cash, including $1.5 million paid in the first quarter of 2007 primarily for the adjusted value of working capital at the acquisition date. The Company also incurred approximately $5.1 million of transaction costs directly related to the acquisition of Neenah Germany. The acquisition of Neenah Germany was financed through $160 million of available cash and $58 million of debt drawn against the Company’s revolving credit facility. The primary source of available cash used to finance the acquisition was proceeds from the sale of woodlands in June 2006. See Note 6, “Sale of Woodlands.”  The results of Neenah Germany are being reported as part of the Company’s Technical Products segment and have been included in the Company’s consolidated financial results since the acquisition date.

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

In conjunction with the transfer of Terrace Bay to Buchanan and as a closing condition of the agreement, Neenah Canada initiated plans to curtail and settle its Ontario, Canada defined benefit pension plan (“the Ontario Plan”). In August 2006, Neenah Canada made a payment to the pension trust of approximately $10.8 million for the purchase of annuity contracts to settle its pension liability for current retirees. As a result, Neenah Canada recognized a pension curtailment and settlement loss of approximately $26.4 million in the year ended December 31, 2006.

In July 2007, the Financial Services Commission of Ontario approved the Company’s request to settle its pension obligations for active employees and terminate the Ontario Plan.  The Company expects termination of the Ontario plan to be completed in the fourth quarter of 2007.  Neenah Canada expects to record a settlement loss of approximately $40 million upon termination of the Ontario Plan.  The amount of any funds that Neenah Canada may pay or receive upon settlement of the Ontario Plan is dependent upon, among other things, an actuarial determination of the value of the obligations being settled, the cost of annuity contracts and employee elections.

For the three and six months ended June 30, 2007, discontinued operations in the condensed consolidated statements of operations primarily reflect costs associated with Terrace Bay’s defined benefit pension plan. The results of operations of Terrace Bay are reflected as discontinued operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2006. The following table presents the results of discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales, net of intersegment sales	$—	$11.5	$—	$43.8
Discontinued Operations:
Loss from operations	$(1.2)	$(11.6)	$(2.0)	$(15.7)
Loss on disposal	—	(6.0)	—	(6.0)
Loss before income taxes	(1.2)	(17.6)	(2.0)	(21.7)
Benefit for income taxes	0.5	6.7	0.8	8.3

Loss from discontinued operations	$(0.7)	$(10.9)	$(1.2)	$(13.4)

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

Pursuant to the terms of the FSA, the Purchaser is required to make available to the Pictou mill sufficient woodlands acreage to yield 200,000 metric tons of softwood timber annually. The Pictou mill is required to bear all costs associated with harvesting the timber.  Timber purchases under the FSA are at market-based prices subject to semi-annual adjustment. The FSA expires in December 2010 and the Pictou mill has the option to unilaterally extend the contract for an additional five years.  Also, the FSA can be extended for an additional five years upon the mutual agreement of Neenah Canada and the Purchaser.

The sale qualified for gain recognition under the “full accrual method” described in Statement of Financial Accounting Standards
No. 66, Accounting for Sales of Real Estate (“SFAS 66”).  The Pictou mill’s commitment to accept acreage offered by the Purchaser to satisfy the timber requirements for the first 18 months of the FSA represents a “constructive obligation.”  As a result, Neenah Canada recognized a net pre-tax gain on the sale of approximately $122.6 million in June 2006 and deferred approximately $9.0 million, which represents Neenah Canada’s estimated maximum exposure to loss of profit due to the constructive obligation under the FSA.  The deferral related to the constructive obligation will be amortized through December 2007. For the three and six months ended June 30, 2007, Neenah Canada recognized approximately $1.5 million and $2.9 million, respectively of such deferred gain.

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

Cash Flow Hedges

As of June 30, 2007, the Company had outstanding foreign currency forward exchange contracts designated as cash flow hedges of U.S. dollar denominated pulp sales in a notional amount of $42 million Canadian dollars. The fair value of the contracts was a current asset of $2.9 million U.S. dollars. The weighted-average exchange rate for the foreign currency contracts at June 30, 2007 was $0.877 U.S. dollars per Canadian dollar. The contracts extend through February 2008 with the highest value of contracts maturing in July 2007.  The Company recorded net pre-tax gains of $2.0 million and $2.6 million on foreign currency contracts as the forecasted transactions occurred in the three and six months ended June 30, 2007, respectively.  The Company recorded net pre-tax gains of $3.2 million and $6.3 million on foreign currency contracts as the forecasted transactions occurred in the three and six months ended June 30, 2006, respectively.  Realized gains and losses on foreign currency forward exchange contracts are recorded in Other (income) expense - net on the condensed consolidated statements of operations.  Gains of $0.8 million and $2.4 million on foreign currency forward exchange contracts related to the operations of Terrace Bay were recorded in Loss from discontinued operations for the three and six months ended June 30, 2006.

During 2006 and 2005, the Company entered into a series of pulp futures contracts to hedge fluctuations in pulp prices through December 2006.  Subsequent to December 31, 2006, the Company had no outstanding pulp future contracts.  For the three and six months ended June 30, 2006, the Company recorded net pre-tax losses of $2.6 million and $4.0 million on pulp futures contracts as the forecasted transactions occurred. Realized gains and losses on pulp derivatives are recorded in Net sales on the condensed consolidated statements of operations.  Losses of $0.8 million and $1.5 million on pulp futures contracts related to the operations of Terrace Bay were recorded in Loss from discontinued operations for the three and six months ended June 30, 2006.

For the three months and six months ended June 30, 2007, changes in the fair value of the Company’s derivative instruments were reflected in other comprehensive income. If future market rates are consistent with the rates assumed at June 30, 2007, a net pre-tax gain of approximately $2.9 million (or $1.8 million after-tax) is expected to be recognized in earnings during the next 12 months.

Foreign Currency Transactions

Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in Other (income)—net in the condensed consolidated statements of operations. Net foreign currency transaction gains for the three and six months ended June 30, 2007 and 2006 were $1.4 million and $1.3 million, respectively.  Net foreign currency transaction losses for the three and six months ended June 30, 2006 were $0.9 million and $0.8 million, respectively.  Losses of $0.5 million and $0.4 million on foreign currency transactions related to the operations of Terrace Bay were recorded in Loss from discontinued operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2006.

Note 8.  Inventories

The following presents inventories by major class:

	June 30, 2007	December 31, 2006
Inventories by Major Class:
Raw materials	$25.5	$24.2
Work in progress	21.0	11.1
Finished goods	70.7	44.5
Supplies and other	4.6	3.4
	121.8	83.2
Excess of FIFO over LIFO cost	(8.3)	(8.3)
Total	$113.5	$74.9

The FIFO values of total inventories valued on the LIFO method were $83.6 million and $37.9 million at June 30, 2007 and December 31, 2006, respectively.

Note 9.  Debt

Long-term debt is as follows:

	June 30, 2007	December 31, 2006
Senior Notes (7.375% fixed rate) due 2014	$225.0	$225.0
Revolving bank credit facility (variable rates) due 2010	82.5	57.3
Term Loan (variable rates) due in 13 equal quarterly installments beginning November 2007	25.0	—
Third-party financing (7.375% fixed rate) due in quarterly installments through December 2007	0.6	1.3
Neenah Germany project financing (3.8% fixed rate) due in 16 equal semi-annual installments beginning June 2009	13.5	—
Neenah Germany revolving line of credit (variable rates)	0.3	—
Total debt	346.9	283.6
Less: Debt payable within one year	6.7	1.3

Long-term debt	$340.2	$282.3

Principal Payments

The following table presents the Company’s required debt payments:

	2007	2008	2009	2010	2011	Thereafter	Total
Debt payments	$2.8	$7.7	$9.4	$91.9	$1.7	$233.4	$346.9

Senior Unsecured Notes

In November 2004, the Company completed an underwritten offering of ten-year senior unsecured notes (the “Senior Notes”) at an aggregate face amount of $225 million. The Senior Notes bear interest at a rate of 7.375 percent, payable in May and November of each year and mature in November 2014. The Senior Notes are fully and unconditionally guaranteed by all of the Company’s subsidiaries, with the exception of Neenah Germany.

Secured Revolving Credit Facility

In November 2004, the Company entered into a Credit Agreement by and among the Company, certain of its subsidiaries, the lenders listed in the Credit Agreement and JP Morgan Chase Bank, N.A. as agent for the lenders (the “Initial Credit Agreement”). Under the Initial Credit Agreement, the Company had a secured revolving credit facility (the “Revolver”) that provided for borrowings of up to $150 million. Amounts outstanding under the Revolver may be repaid, in whole or in part, at any time without premium or penalty except for specified make-whole payments on LIBOR-based loans.  All principal amounts outstanding under the Revolver are due and payable on the date of termination of the Revolver.

Borrowings under the Initial Credit Agreement were secured by substantially all of the Company’s assets, including the capital stock of its subsidiaries and were guaranteed by Neenah Paper Company of Canada, a wholly-owned subsidiary. The Initial Credit Agreement was scheduled to terminate in November 2008.

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

Both the indenture governing the Senior Notes and the Initial Credit Agreement contain, among other provisions, covenants with which the Company must comply during the term of the agreements. Such covenants restrict the Company’s ability to, among other things, incur certain additional debt, make specified restricted payments and capital expenditures, authorize or issue capital stock, enter into transactions with affiliates, consolidate or merge with or acquire another business, sell certain of its assets or liquidate, dissolve or wind-up. In addition, the terms of the Initial Credit Agreement require the Company to achieve and maintain certain specified financial ratios. As of June 30, 2007 the Company was in compliance with all such covenants.

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

The closing of the Fourth Amendment occurred simultaneously with the Company’s consummation of its acquisition of Fox River.  In March 2007, the Company borrowed $54 million in principal under the Credit Agreement as part of the financing for the acquisition of Fox River.  The entities acquired by the Company pursuant to the Fox River acquisition are guarantors with respect to such secured revolving line of credit.  Such entities are also subsidiary guarantors with respect to the Senior Notes; however, the property, plant and equipment acquired in the acquisition of Fox River does not secure the Company’s obligations under the Credit Agreement.

As of June 30, 2007, the Company’s available borrowing capacity under the Credit Agreement was $180 million and borrowings of $82.5 million were outstanding under the Revolver with a weighted-average interest rate on such borrowings of 7.09 percent per annum. Borrowing availability under the Revolver is reduced by outstanding letters of credit and reserves for certain other items as defined in the Credit Agreement. Availability under the Credit Agreement will fluctuate over time depending on the value of the Company’s inventory, receivables and various capital assets. As of June 30, 2007, the Company had approximately $1.6 million of letters of credit outstanding and $95.5 million of borrowing availability under the Revolver.  Interest on amounts borrowed under the Revolver is paid monthly.

The Credit Agreement contains events of default customary for financings of this type, including failure to pay principal or interest, materially false representations or warranties, failure to observe covenants and other terms of the Credit Agreement, cross-defaults to other indebtedness, bankruptcy, insolvency, various ERISA violations, the incurrence of material judgments and changes in control. As of June 30, 2007 no events of default had occurred.

Term Loan

In March 2007, the Company entered into an agreement by and among the Company, certain of its subsidiaries and JP Morgan Chase Bank, N.A. (the “Term Loan Agreement”) to borrow up to $25 million (the “Term Loan”). As of June 30, 2007, $25.0 million was outstanding under the Term Loan with a weighted-average interest rate on such borrowings of 7.09 percent per annum.  Term Loan borrowings were used to repay outstanding Revolver borrowings.  The Term Loan is secured by substantially all of the property, plant and equipment acquired by the Company in the acquisition of Fox River and is fully and unconditionally guaranteed by substantially all of the Company’s other subsidiaries, except Neenah Germany.  Principal payments on the Term Loan are due in thirteen equal quarterly installments beginning in November 2007. Amounts outstanding under the Term Loan may be repaid, in whole or in part, at any time without premium or penalty except that LIBOR Borrowings (as defined below) may not be partially repaid such that less than $3.0 million of LIBOR Borrowings are outstanding.  The Term Loan Agreement terminates in November 2010.

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

Other Financing

In December 2006, Neenah Germany entered into an agreement with HypoVereinsbank and IKB Deutsche Industriebank AG (the “Lenders”) to provide project financing for the construction of a saturator.  The Lenders agreed to provide €10 million of construction financing secured by the saturator.  The loan matures in December 2016 and principal is repaid in equal semi-annual installments beginning in June 2009.  Principal outstanding under the agreement may be repaid at any time without penalty.  The interest rate on amounts outstanding is 3.8 percent per annum based on actual days elapsed in a 360-day year and is payable semi-annually.  As of June 30, 2007, €10.0 million ($13.5 million) was outstanding under this agreement.  The Company’s use of proceeds under the loan agreement is restricted to the payment of costs incurred pursuant to construction of the saturator.  As of June 30, 2007, Neenah Germany had approximately $5.8 million of such restricted cash.

Neenah Germany has an unsecured revolving line of credit (the “Line of Credit”) with HypoVereinsbank that provides for borrowings of up to €15 million for general corporate purposes.  The Line of Credit terminates in November 2007.  Neenah Germany has the ability to borrow in either Euros or U.S. dollars.  Interest on U.S. dollar loans is computed at the rate of 8.5 percent per annum and is computed on Euro loans at EURIBOR plus a margin of 1.5 percent.  Interest is payable quarterly and principal may be repaid at any time without penalty.  As of June 30, 2007, €0.2 million ($0.3 million) was outstanding under the Line of Credit at a weighted average interest rate of 6.0 percent per annum.

Note 10.  Pension and Other Post-employment Benefits

Pension Plans

Substantially all active employees of the Company’s U.S. paper operations participate in defined benefit pension plans and defined contribution retirement plans. In November 2004, the Company assumed responsibility for pension and post-employment benefit obligations for active employees of the Pulp and Paper business and former employees of the Canadian pulp operations. In August 2006, Neenah Canada purchased annuity contracts to settle its obligations under the Ontario Plan for former employees of Terrace Bay.  See Note 5 “Discontinued Operations.” Pension and post-employment benefit obligations related to former employees of the U.S. paper operations were retained by Kimberly-Clark. Substantially all of Neenah Germany’s hourly employees participate in defined benefit plans designed to provide a monthly pension benefit upon retirement. There is no legal or governmental obligation to fund Neenah Germany’s benefit plans and as such the plans are currently unfunded.

The following table presents the components of net periodic benefit cost:

Components of Net Periodic Benefit Cost

			Post-Employment Benefits
	Pension Benefits		Other than Pensions
	Three Months Ended June 30,
	2007	2006	2007	2006
Service cost	$2.4	$1.9	$0.6	$0.5
Interest cost	7.2	5.9	0.6	1.1
Expected return on plan assets (a)	(7.6)	(8.0)	—	—
Recognized net actuarial loss	1.2	2.0	0.9	0.5
Amortization of prior service cost (credit)	0.4	0.4	(1.6)	0.1
Net periodic benefit cost	3.6	2.2	0.5	2.2
Less: Costs related to discontinued operations (b) (c)	0.9	—	—	0.9
Net periodic benefit cost related to continuing operations	$2.7	$2.2	$0.5	$1.3

	Pension Benefits		Post-Employment Benefits
	Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$4.4	$4.4	$1.2	$1.1
Interest cost	13.1	11.7	1.1	2.1
Expected return on plan assets (a)	(13.6)	(15.9)	—	—
Recognized net actuarial loss	2.4	4.1	1.8	0.9
Amortization of unrecognized transition liability	(0.1)	(0.1)	—	—
Amortization of prior service cost (credit)	0.8	0.8	(3.1)	0.2
Net periodic benefit cost	7.0	5.0	1.0	4.3
Less: Costs related to discontinued operations (b) (c)	1.7	0.6	—	1.8
Net periodic benefit cost related to continuing operations	$5.3	$4.4	$1.0	$2.5

(a)          The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

(b)         In conjunction with the transfer of Terrace Bay to Buchanan, and as a closing condition of the agreement, Neenah Canada initiated plans to curtail and settle the Ontario Plan.  Pension costs for the Ontario Plan have been classified as Loss from discontinued operations on the condensed consolidated statements of operations.  See Note 5, “Discontinued Operations.”

(c)          Pursuant to the terms of the transfer agreement, Buchanan assumed responsibility for post-employment medical and life insurance benefits for active employees at Terrace Bay. See Note 5, “Discontinued Operations.”

Based on exchange rates at June 30, 2007, the Company expects to contribute approximately $8 million to its pension trusts in 2007, of which approximately $3.9 million was paid in the six months ended June 30, 2007.  Based on exchange rates at June 30, 2007, the Company expects to pay pension benefits for Neenah Germany retirees of approximately $1.3 million. Estimated contributions to the Company’s pension trusts do not include any estimate of amounts necessary to settle the Ontario Plan.  See Note 5, “Discontinued Operations.”

Note 11.  Stock Compensation Plan

The Company adopted and established the 2004 Omnibus Stock and Incentive Plan (the “Omnibus Plan”) under unanimous written consent of its Board of Directors in December 2004. The Company reserved 3,500,000 shares of $0.01 par value common stock (“Common Stock”) for issuance under the Omnibus Plan. Pursuant to the terms of the Omnibus Plan, the compensation committee of the Company’s Board of Directors may grant various types of equity-based compensation awards, including incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted stock units with performance conditions (“Performance Shares”) and performance units, in addition to certain cash-based awards. All grants under the Omnibus Plan will be made at fair market value and no grant may be repriced. In general, the options expire ten years from the date of grant and vest over a three-year service period. As of June 30, 2007, approximately 1,735,000 shares of Common Stock were reserved for future issuance under the Omnibus Plan.

In January 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS 123R”) using the modified-prospective transition method.  Stock-based compensation cost recognized under SFAS 123R consists of (a) compensation cost for all unvested stock-based grants outstanding as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and (b) compensation cost for all stock-based awards granted subsequent to adoption of SFAS 123R based on estimated grant date fair value. The amount of stock-based compensation cost recognized is based on the fair value of grants that are ultimately expected to vest and is recognized pro-rata over the requisite service period for the entire award.

SFAS 123R amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows, to require the reporting of excess tax benefits related to the exercise or vesting of stock-based awards as cash provided by financing activities rather than as a reduction in income taxes paid and reported as cash provided by operations.  For the three and six months ended June 30, 2007, the Company recognized $0.6 million of excess tax benefits related to the exercise or vesting of stock-based awards.  The Company did not recognize any excess tax benefits related to the exercise or vesting of stock-based awards for the three and six months ended June 30, 2006.

Valuation and Expense Information

Stock-based compensation expense is recorded in Selling, general and administrative expenses on the condensed consolidated statements of operations.  The following table presents stock-based compensation expense for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock-based compensation expense	$1.8	$1.3	$3.5	$2.7
Income tax benefit	(0.7)	(0.5)	(1.3)	(1.0)
Stock-based compensation, net of income tax benefit	$1.1	$0.8	$2.2	$1.7

The following table summarizes total compensation costs related to the Company’s equity awards and amounts recognized in the six months ended June 30, 2007.

	Stock Options	Restricted Stock
Unrecognized compensation cost — December 31, 2006	$3.3	$2.2
Add: Grant date fair value current year grants (a)	1.5	3.2
Less: Compensation expense recognized	2.2	1.3
Less: Grant date fair value of shares forfeited	—	0.1
Unrecognized compensation cost — June 30, 2007	$2.6	$4.0

Expected amortization period (in years)	1.4	2.2

(a)          The fair value of current year stock awards and compensation expense recognized each include $0.1 million related to a change in the Company’s estimate for forfeitures and $0.2 million related to the modification of certain awards.

Stock Options

In February 2007, the Company informed participants in its Long-Term Incentive Plan (the “LTIP”) of its intention to award nonqualified stock options to purchase a total of 163,000 shares of common stock (subject to forfeitures due to termination of employment and other conditions) during 2007.  For the six months ended June 30, 2007, the Company awarded nonqualified stock options to purchase 82,500 of such shares to LTIP participants.  The Company expects to grant the balance of such awards during the third quarter of 2007.  In addition, for the six months ended June 30, 2007, the Company awarded members of the board of directors and other employees nonqualified stock options to purchase 9,360 shares and 375 shares of common stock, respectively.  For the six months ended June 30, 2007, the weighted-average exercise price of nonqualified stock option awards was $36.93 per share. The exercise price of the options was equal to the market price of the Company’s common stock on the date of grant.  The options expire in ten years and one-third vest on each of the first three anniversaries of the date of grant.  The weighted-average grant date fair value for stock options granted during the six months ended June 30, 2007 was $14.22 per share and was estimated using the Black-Scholes option valuation model with the following assumptions:

Six Months Ended
June 30, 2007
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

The aggregate pre-tax intrinsic value of stock options exercised during the six months ended June 30, 2007 and 2006 was $1.7 million and $38 thousand, respectively.

For the six months ended June 30, 2007, the aggregate grant date fair value of options vested was $1.0 million.  As of June 30, 2007, certain participants met age and service requirements that allowed their options to qualify for accelerated vesting upon retirement.  As of June 30, 2007, LTIP participants held options to purchase 74,528 shares of common stock that would have been exercisable if they had retired as of such date.  The aggregate grant date fair value of these options, which were subject to accelerated vesting, was $0.9 million.  Stock options subject to accelerated vesting for expense recognition become exercisable according to the contract terms of the stock option grant.

Performance Shares

During the six months ended June 30, 2007, the Company made a target award of 53,300 Performance Shares (net of 2,700 Performance Shares forfeited due to termination of employment) to LTIP participants. The measurement period for the Performance Shares is January 1, 2007 through December 31, 2009. Common stock equal to between 30 percent and 250 percent of the performance share target will be awarded based on the Company’s growth in earnings before interest, taxes, depreciation and amortization (“EBITDA”) minus a capital charge and total return to shareholders relative to a peer group of companies and the Russell 2000® Value Small-Cap Index. As of June 30, 2007, based on the Company’s expected achievement against performance targets, common stock equal to approximately 130 percent of the Performance Share award will be issued. The weighted-average grant date fair value for the Performance Shares was $47.50 per share (which represents the grant date market price of the Company’s common stock of $36.51 per share multiplied by the expected payout of approximately 1.3 shares of common stock for each Performance Share) and was estimated using a “Monte Carlo” simulation technique. Compensation cost is recognized pro rata over the vesting period.

Note 12.  Goodwill and Other Intangible Assets

The following table presents changes in the carrying amount of goodwill for the six months ended June 30, 2007.  All of such goodwill is reported in the Technical Products segment.

Technical
Products
Balance at December 31, 2006	$92.0
Foreign currency translation	2.3
Other (a)	1.3

Balance at June 30, 2007	$95.6

(a)             Primarily reflects payment to FiberMark for actual working capital acquired for Neenah Germany (Note 4).

The following table presents the gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization.

	June 30, 2007		December 31, 2006
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets
Customer based intangibles	$16.8	$(0.8)	$16.2	$(0.2)
Trade names and trademarks	5.5	(0.4)	5.3	(0.1)
Acquired technology	1.1	(0.1)	1.1	—
Total	23.4	(1.3)	22.6	(0.3)
Unamortizable intangible assets:
Tradenames	11.1	—	7.2	—

Total	$34.5	$(1.3)	$29.8	$(0.3)

The increase in intangible assets at June 30, 2007 is primarily due to approximately $4.0 million of intangible assets acquired in the Fox River acquisition.  The intangible assets acquired are reported within the Fine Paper segment.  See Note 14, “Segments.”  Of the $4.0 million of acquired intangible assets identified in the preliminary purchase price allocation, $0.3 million was assigned to registered trade names and trademarks with definite lives and is being amortized over a weighted average useful life of 7.5 years.   The remaining balance of intangible assets acquired of $3.7 million was assigned to registered trade names and trademarks with indefinite lives.   Intangible assets at December 31, 2006 were acquired in the acquisition of Neenah Germany.  For the three and six months ended June 30, 2007, amortization expense related to intangible assets was $0.4 million and $1.0 million, respectively.  The Company had no amortizable intangible assets for the three and six months ended June 30, 2006.  Estimated annual amortization expense for each of the next five years is approximately $1.7 million.

Note 13.  Contingencies and Legal Matters

Litigation

In December 2006, certain retirees of Neenah Canada brought a proposed class action lawsuit against Neenah Canada, the Company and Kimberly-Clark Inc. alleging the wrongful reduction and/or elimination of certain retiree benefits following Neenah Canada’s transfer of the Terrace Bay pulp and woodlands operations to Terrace Bay Pulp Inc. and Eagle Logging Inc.  The purported class has not been certified.  The Company and Neenah Canada believe that the lawsuit is without merit and will vigorously defend the litigation.

In February 2007, certain former employees of Neenah Canada who were previously employed in Neenah Canada’s Longlac woodlands operations brought suit against the Company and Neenah Canada in the Ontario (Canada) Superior Court of Justice for damages.  The plaintiffs claim to have suffered from an alleged wrongful termination of employment by Neenah Canada occurring on or about August 21, 2006.  Eagle Logging Inc. (the purchaser of Neenah Canada’s Longlac woodlands assets on August 29, 2006), Terrace Bay Pulp Inc. (the purchaser of Neenah Canada’s Terrace Bay pulp mill), Buchanan Forest Products Ltd., Lucky Star Holdings Inc. (each affiliates of Eagle Logging Inc. and Terrace Bay Pulp Inc.), Kimberly-Clark Corporation and Kimberly-Clark Inc. have also been named in the lawsuit.  The lawsuit seeks damages for severance and notice pay under Ontario law, as well as damages for wrongful termination, breach of contract, conspiracy and punitive damages, among other things.  The Company and Neenah Canada believe that the lawsuit is without merit and will vigorously defend the litigation.

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

Indemnifications

In conjunction with the transfer of Terrace Bay (see Note 5, “Discontinued Operations”), the Company entered into a pulp manufacturing agreement (the “Pulp Manufacturing Agreement”) with Terrace Bay Pulp Inc. (“TBPI”).  Pursuant to the Pulp Manufacturing Agreement, the Company has agreed to sell pulp manufactured by TBPI at Terrace Bay to satisfy the Company’s supply obligations under an amended and restated pulp supply agreement with Kimberly-Clark (as amended and restated, the “Pulp Supply Agreement”). The price paid by the Company under the Pulp Manufacturing Agreement will equal the price paid by Kimberly-Clark pursuant to the Pulp Supply Agreement. TBPI has agreed to perform substantially all of the Company’s obligations under the Pulp Supply Agreement and, together with three of its affiliated companies, to indemnify and hold the Company harmless for any claims arising from Terrace Bay’s failure to so perform.  The Pulp Manufacturing Agreement will terminate in December 2010 or sooner by mutual agreement by the parties or upon the occurrence of certain events (as defined in the Pulp Manufacturing Agreement).  In June 2007, the Company notified Kimberly-Clark of its intention to terminate its obligation to supply pulp from Terrace Bay under the Pulp Supply Agreement in June 2008.  As a result, the Pulp Manufacturing Agreement will terminate contemporaneously with the Terrace Bay portion of the Pulp Supply Agreement in June 2008.  The Company does not believe that it has any liability under the Pulp Supply Agreement.

 For the three and six months ended June 30, 2007, the Company did not recognize revenue or cost in its condensed consolidated statements of operations for the pulp manufactured by TBPI at Terrace Bay for sale to Kimberly-Clark.  The Company receives payments from Kimberly-Clark for Kimberly-Clark’s purchases of pulp from TBPI and immediately remits such payments to TBPI.  In general, Kimberly-Clark pays for such pulp purchase in approximately 45 days from receipt of the product.  Due to the timing of payments versus shipments, at any given time, the Company has equal accounts receivable from Kimberly-Clark and accounts payable to TBPI for such pulp shipments.  As of June 30, 2007, the Company had a receivable from Kimberly-Clark for $21.7 million recorded in Accounts receivable on the consolidated balance sheet and an equal payable to TBPI recorded in Accounts payable.

The Company is liable for taxes due for tax returns filed by Neenah Germany for periods prior to the acquisition (see Note 4, “Acquisitions”).  Pursuant to the terms of the purchase agreement, FiberMark has agreed to indemnify the Company for such taxes and a portion of the purchase price has been reserved in an escrow account to fund the indemnification. The Company believes it is probable that Neenah Germany is liable for approximately $5.5 million in additional taxes and recognized a liability for the benefit of this uncertain income tax position at the acquisition date. As of June 30, 2007, the Company has a current liability in Accrued income taxes on the consolidated balance sheet for such potential additional taxes.  The Company has also recognized a receivable in an equal amount in Prepaid and other current assets on the consolidated balance sheet for the value of the indemnification.  The Company does not believe its liability for such taxes is in excess of the escrow amount.

Pursuant to the Distribution Agreement, the Pulp Supply Agreement, the Employee Matters Agreement and the Tax Sharing Agreement, the Company has agreed to indemnify Kimberly-Clark for certain liabilities or risks related to the Spin-Off. Many of the potential indemnification liabilities under these agreements are unknown, remote or highly contingent. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable agreement. For these reasons, the Company is unable to estimate the maximum potential amount of the possible future liability under the indemnity provisions of these agreements. The Company accrues for any potentially indemnifiable liability or risk under these agreements for which it believes a future payment is probable and a range of loss can be reasonably estimated. As of June 30, 2007, management believes the Company’s liability under such indemnification obligations was not material to the consolidated financial statements.

Employees and Labor Relations

Hourly employees at the Pictou pulp mill are represented by the Communications, Energy and Paperworkers Union of Canada pursuant to a collective bargaining agreement expiring in May 2009.

Hourly employees at the Neenah, Whiting and Munising paper mills are represented by the United Steelworkers Union (the “USW”). The collective bargaining agreements for the Whiting, Neenah and Munising paper mills expire in February 1, 2009, July 1, 2009 and July 15, 2009, respectively. Additionally, these mills have bargained jointly with the union on pension matters.  The Neenah Paper Joint Pension Bargaining Agreement expired in June 2007, after negotiations reached an impasse. In July 2007, the Company notified the Pension Council Bargaining Coordinator it was officially withdrawing from participation in any form of joint pension negotiations. The Company will instead negotiate pension benefits individually at each facility in accordance with the terms of the applicable collective bargaining agreement.

As of June 30, 2007, Fox River had approximately 380 hourly and 180 salaried regular full-time employees all of whom were located in the United States.  Hourly employees at the Ripon paper mill are represented by a local of the Association of Western Pulp and Paper Workers pursuant to a collective bargaining agreement that expires in April 2010.  Hourly employees at the Appleton and Urbana paper mills and the Appleton distribution center are represented by locals of the USW. The collective bargaining agreements for the Appleton distribution center and the Urbana paper mill expire in November 2008 and May 2009, respectively.  The collective bargaining agreement for the Appleton paper mill covering approximately 95 hourly employees expired in May 2007.  Contract negotiations are in process.  As of June 30, 2007, substantially all hourly employees at the Housatonic mill represented by locals of the USW had been terminated.

Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the
“IG BCE”).  Union membership is voluntary, and under German law does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement cannot be determined.  The collective bargaining agreement covering union employees of Neenah Germany is negotiated by the IG BCE and a national trade association representing all employers in the industry.  The collective bargaining agreement between the IG BCE and the national trade association expired in February 2007.  In June 2007, the IG BCE and the national trade association agreed on a new collective bargaining agreement that expires in September 2008 and the terms of which are retroactive to expiration of the previous agreement.   Retroactive application of the contract terms did not have a material effect on compensation costs previously recognized.

Note 14.  Business Segment Information

The Company reports its operations in three segments: Fine Paper, Technical Products and Pulp. The fine paper business is a leading producer of premium writing, text, cover and specialty papers. The technical products business is a leading producer of filtration media, durable, saturated and coated substrates for a variety of end uses. The pulp business consists of a mill and related woodlands, which produces northern bleached softwood and hardwood kraft pulp. Each segment requires different technologies and marketing strategies. Corporate expenses that are identifiable as directly supporting the operations of the business segments are allocated to the business segments.  General corporate expenses that do not directly support the operations of the business segments are shown as Unallocated corporate costs. Disclosure of segment information is on the same basis that management uses internally for evaluating segment performance and allocating resources.

The following table summarizes the net sales, operating income and total assets for each of the Company’s business segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales
Fine Paper	$103.6	$57.3	$175.9	$115.4
Technical Products	102.5	33.8	203.2	66.8
Pulp	52.0	52.1	104.0	95.2
Intersegment sales	—	(0.4)	(0.3)	(1.7)
Consolidated	$258.1	$142.8	$482.8	$275.7

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating income (loss)
Fine Paper	$13.2	$15.5	$25.6	$31.1
Technical Products	8.7	2.9	18.9	4.9
Pulp (a) (b)	(6.1)	123.1	1.9	119.5
Unallocated corporate costs	(4.4)	(2.6)	(7.4)	(6.6)
Consolidated	$11.4	$138.9	$39.0	$148.9

(a)               Results for the three and six months ended June 30, 2006, include $122.6 million for the gain on sale of woodlands.  See Note 6, “Sale of Woodlands.”

(b)              Results for the three and six months ended June 30, 2007, include $1.5 million and $2.9 million, respectively, for the amortization of the deferred portion of the gain on sale of woodlands.  See Note 6, “Sale of Woodlands.”

	June 30, 2007	December 31, 2006
Total Assets
Fine Paper	$219.4	$111.0
Technical Products	430.6	394.1
Pulp	224.0	202.6
Unallocated coprorate and intersegment items	37.0	37.0
Total	$911.0	$744.7

Note 15.  Condensed Consolidating Financial Information

Neenah Paper Michigan, Inc., Neenah Paper FR, LLC, Neenah Paper FVC, Inc., Neenah Paper Company of Canada, Neenah Paper International Holding Company, LLC and Neenah Paper International, LLC, (the “Guarantor Subsidiaries”) guarantee the Company’s Senior Notes. The Guarantor Subsidiaries are 100 percent owned by the Company and all guarantees are full and unconditional. As of December 31, 2006, Neenah Paper Sales, Inc. which was a subsidiary guarantor was merged into Neenah Paper, Inc. (the parent company and issuer of the Senior Notes).  The following condensed consolidating financial information is presented in lieu of consolidated financial statements for the Guarantor Subsidiaries as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2007

	Neenah	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Paper, Inc.	Subsidiaries	Subsidiaries	Adjustments	Amounts
Net sales	$56.3	$135.6	$66.2	$—	$258.1
Cost of products sold	38.9	132.7	55.8	—	227.4
Gross profit	17.4	2.9	10.4	—	30.7
Selling, general and administrative expenses	11.1	7.0	3.8	—	21.9
Gain on sale of woodlands	—	(1.5)	—	—	(1.5)
Other income - net	(0.1)	(0.9)	(0.1)	—	(1.1)
Operating income	6.4	(1.7)	6.7	—	11.4
Equity in earnings of subsidiaries	(3.2)	—	—	3.2	—
Interest expense-net	5.8	0.7	—	—	6.5
Income from continuing operations before
income taxes	3.8	(2.4)	6.7	(3.2)	4.9
Provision for income taxes	1.2	(1.0)	1.4	—	1.6
Income from continuing operations	2.6	(1.4)	5.3	(3.2)	3.3
Loss from discontinued operations	—	(0.7)	—	—	(0.7)
Net income	$2.6	$(2.1)	$5.3	$(3.2)	$2.6

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2006

	Neenah	Guarantor	Consolidating	Consolidated
	Paper, Inc.	Subsidiaries	Adjustments	Amounts
Net sales	$22.9	$148.4	$(28.5)	$142.8
Cost of products sold	17.7	127.5	(28.5)	116.7
Gross profit	5.2	20.9	—	26.1
Selling, general and administrative expenses	1.6	10.2	—	11.8
Gain on sale of woodlands	—	(122.6)	—	(122.6)
Other income - net	(0.1)	(1.9)	—	(2.0)
Operating income	3.7	135.2	—	138.9
Equity in earnings of subsidiaries	(73.3)	—	73.3	—
Interest expense-net	3.8	0.3	—	4.1
Income from continuing operations before income taxes	73.2	134.9	(73.3)	134.8
Provision for income taxes	(0.1)	50.7	—	50.6
Income from continuing operations	73.3	84.2	(73.3)	84.2
Loss from discontinued operations	—	(10.9)	—	(10.9)
Net income	$73.3	$73.3	$(73.3)	$73.3

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2007

	Neenah	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Paper, Inc.	Subsidiaries	Subsidiaries	Adjustments	Amounts
Net sales	$111.8	$239.2	$132.1	$(0.3)	$482.8
Cost of products sold	76.5	222.4	110.0	(0.3)	408.6
Gross profit	35.3	16.8	22.1	—	74.2
Selling, general and administrative expenses	20.5	12.3	7.0	—	39.8
Gain on sale of woodlands	—	(2.9)	—	—	(2.9)
Other income - net	(0.1)	(1.4)	(0.2)	—	(1.7)
Operating income	14.9	8.8	15.3	—	39.0
Equity in earnings of subsidiaries	(15.6)	—	—	15.6	—
Interest expense-net	11.1	1.3	0.1	—	12.5
Income from continuing operations before income taxes	19.4	7.5	15.2	(15.6)	26.5
Provision for income taxes	2.1	2.7	3.2	—	8.0
Income from continuing operations	17.3	4.8	12.0	(15.6)	18.5
Loss from discontinued operations	—	(1.2)	—	—	(1.2)
Net income	$17.3	$3.6	$12.0	$(15.6)	$17.3

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2006

	Neenah	Guarantor	Consolidating	Consolidated
	Paper, Inc.	Subsidiaries	Adjustments	Amounts
Net sales	$46.2	$282.5	$(53.0)	$275.7
Cost of products sold	35.9	243.2	(53.0)	226.1
Gross profit	10.3	39.3	—	49.6
Selling, general and administrative expenses	3.2	23.7	—	26.9
Gain on sale of woodlands	—	(122.6)	—	(122.6)
Other income - net	(0.1)	(3.5)	—	(3.6)
Operating income	7.2	141.7	—	148.9
Equity in earnings of subsidiaries	(74.6)	—	74.6	—
Interest expense-net	7.9	0.7	—	8.6
Income from continuing operations before income taxes	73.9	141.0	(74.6)	140.3
Provision for income taxes	(0.3)	53.0	—	52.7
Income from continuing operations	74.2	88.0	(74.6)	87.6
Loss from discontinued operations	—	(13.4)	—	(13.4)
Net income	$74.2	$74.6	$(74.6)	$74.2

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2007

	Neenah	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Paper, Inc.	Subsidiaries	Subsidiaries	Adjustments	Amounts
ASSETS
Current assets
Cash and cash equivalents	$(0.5)	$0.7	$0.9	$—	$1.1
Restricted cash	—	—	5.8	—	5.8
Accounts receivable, net	20.7	90.2	47.0	—	157.9
Inventories	22.5	62.5	28.5	—	113.5
Other receivables	3.3	—	10.4	—	13.7
Intercompany amounts receivable	54.1	2.8	—	(56.9)	—
Prepaid and other current assets	5.3	19.2	3.1	—	27.6
Total current assets	105.4	175.4	95.7	(56.9)	319.6
Property, Plant and Equipment, at cost	247.2	441.2	160.7	—	849.1
Less accumulated depreciation	151.0	294.9	8.5	—	454.4
Property, plant and equipment — net	96.2	146.3	152.2	—	394.7
Investments In Subsidiaries	413.2	—	—	(413.2)	—
Deferred Income Taxes	(1.8)	56.3	—	—	54.5
Goodwill	—	—	95.6	—	95.6
Intangible Assets, net	—	4.0	29.2	—	33.2
Other Assets	9.2	3.6	0.6	—	13.4
TOTAL ASSETS	$622.2	$385.6	$373.3	$(470.1)	$911.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$6.4	$—	$0.3	$—	$6.7
Accounts payable	16.0	53.8	21.8	—	91.6
Intercompany amounts payable	4.6	52.3	—	(56.9)	—
Accrued salaries and employee benefits	6.9	16.1	5.0	—	28.0
Accrued income taxes	2.0	(1.4)	13.9	—	14.5
Accrued expenses	8.4	16.2	—	—	24.6
Total current liabilities	44.3	137.0	41.0	(56.9)	165.4
Long-term Debt	326.7	—	13.5	—	340.2
Deferred Income Taxes	—	—	36.0	—	36.0
Noncurrent Employee Benefits	23.7	70.1	36.1	—	129.9
Other Noncurrent Obligations	2.1	11.4	0.6	—	14.1
TOTAL LIABILITIES	396.8	218.5	127.2	(56.9)	685.6
STOCKHOLDERS’ EQUITY	225.4	167.1	246.1	(413.2)	225.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$622.2	$385.6	$373.3	$(470.1)	$911.0

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2006

	Neenah	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Paper, Inc.	Subsidiaries	Subsidiaries	Adjustments	Amounts
ASSETS
Current assets
Cash and cash equivalents	$0.1	$0.5	$1.0	$—	$1.6
Accounts receivable, net	18.2	61.6	32.7	—	112.5
Inventories	17.0	30.2	27.7	—	74.9
Other receivables	3.3	—	10.3	—	13.6
Intercompany amounts receivable	33.6	—	—	(33.6)	—
Prepaid and other current assets	4.6	13.1	2.1	—	19.8
Total current assets	76.8	105.4	73.8	(33.6)	222.4
Property, Plant and Equipment at cost	244.2	376.7	147.2	—	768.1
Less accumulated depreciation	145.0	264.9	2.6	—	412.5
Property, plant and equipment —net	99.2	111.8	144.6	—	355.6
Investments In Subsidiaries	341.8	—	—	(341.8)	—
Deferred Income Taxes	(3.7)	36.4	—	—	32.7
Goodwill	—	—	92.0	—	92.0
Intangible Assets, net	—	—	29.5	—	29.5
Other Assets	9.3	2.7	0.5	—	12.5
TOTAL ASSETS	$523.4	$256.3	$340.4	$(375.4)	$744.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Debt payable within one year	$1.3	$—	$—	$—	$1.3
Accounts payable	13.7	37.3	23.7	—	74.7
Intercompany amounts payable	—	33.6	—	(33.6)	—
Accrued salaries and employee benefits	8.1	15.5	3.0	—	26.6
Accrued income taxes	—	—	10.2	—	10.2
Accrued expenses	6.5	8.9	1.3	—	16.7
Total current liabilities	29.6	95.3	38.2	(33.6)	129.5
Long-term Debt	282.3	—	—	—	282.3
Deferred Income Taxes	—	—	35.8	—	35.8
Noncurrent Employee Benefits	24.2	50.4	34.6	—	109.2
Other Noncurrent Obligations	2.4	0.6	—	—	3.0
TOTAL LIABILITIES	338.5	146.3	108.6	(33.6)	559.8
STOCKHOLDERS' EQUITY	184.9	110.0	231.8	(341.8)	184.9
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$523.4	$256.3	$340.4	$(375.4)	$744.7

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2007

	Neenah	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Paper, Inc.	Subsidiaries	Subsidiaries	Adjustments	Amounts
OPERATING ACTIVITIES
Net income	$17.3	$3.6	$12.0	$(15.6)	17.3
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	7.6	7.7	6.7	—	22.0
Stock-based compensation	3.2	0.2	0.1	—	3.5
Excess tax benefit from stock-based compensation	(0.6)	—	—	—	(0.6)
Deferred income tax (benefit) provision	(1.5)	1.1	(0.7)	—	(1.1)
Gain on sale of woodlands	—	(2.9)	—	—	(2.9)
Loss on asset dispositions	0.1	—	—	—	0.1
Increase in working capital, net of effects of acquisitions	(1.1)	(4.6)	(11.1)	—	(16.8)
Equity in earnings of subsidiaries	(15.6)	—	—	15.6	—
Pension and other post-employment benefits	0.1	(0.8)	0.8	—	0.1
Other	(0.2)	(0.2)	0.4	—	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	9.3	4.1	8.2	—	21.6
INVESTING ACTIVITIES
Capital expenditures	(6.2)	(6.5)	(10.9)	—	(23.6)
Increase in restricted cash	—	—	(5.6)	—	(5.6)
Acquisition cost of FoxRiver, net of cash acquired	(55.3)	—	—	—	(55.3)
Additional acquisition cost of Neenah Germany	(1.5)	—	—	—	(1.5)
Other	0.1	0.2	—	—	0.3
NET CASH USED IN INVESTING ACTIVITIES	(62.9)	(6.3)	(16.5)	—	(85.7)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	61.5	—	13.3	—	74.8
Debt issuance costs	(0.7)	—	—	—	(0.7)
Repayments of long-term debt	(11.9)	—	—	—	(11.9)
Short-term borrowings	—	—	4.8	—	4.8
Repayments of short-term debt	—	—	(4.7)	—	(4.7)
Cash dividends paid	(3.0)	—	—	—	(3.0)
Proceeds from exercise of stock options	3.6	—	—	—	3.6
Excess tax benefit from stock-based compensation	0.6	—	—	—	0.6
Other	(0.1)	—	—	—	(0.1)
Intercompany transfers - net	3.0	2.2	(5.2)	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	53.0	2.2	8.2	—	63.4
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	0.2	—	—	0.2
NET CHANGE IN CASHAND CASH EQUIVALENTS	(0.6)	0.2	(0.1)	—	(0.5)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	0.1	0.5	1.0	—	1.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$(0.5)	$0.7	$0.9	$—	$1.1

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2006

	Neenah	Guarantor	Consolidating	Consolidated
	Paper, Inc.	Subsidiaries	Adjustments	Amounts
OPERATING ACTIVITIES
Net income	$74.2	$74.6	$(74.6)	$74.2
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	5.7	8.0	—	13.7
Stock-based compensation	2.6	0.1	—	2.7
Deferred income tax benefit	(3.3)	26.3	—	23.0
Gain on sale of woodlands	—	(122.6)	—	(122.6)
Loss on other asset dispositions	(0.6)	0.8	—	0.2
Decrease in working capital	17.7	31.3	—	49.0
Equity in earnings of subsidiaries	(74.6)	—	74.6	—
Pension and other post-employment benefits	3.8	(0.6)	—	3.2
Other	(0.6)	1.7	—	1.1
NET CASH PROVIDED BY OPERATING ACTIVITIES	24.9	19.6	—	44.5
INVESTING ACTIVITIES
Capital expenditures	(5.6)	(4.3)	—	(9.9)
Net proceeds from sale of woodlands	—	134.8	—	134.8
Other	0.3	(0.3)	—	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	(5.3)	130.2	—	124.9
FINANCING ACTIVITIES
Repayments of long-term debt	(0.6)	—	—	(0.6)
Short-term borrowings	0.3	—	—	0.3
Repayments of short-term debt	(0.3)	—	—	(0.3)
Cash dividends paid	(3.0)	—	—	(3.0)
Proceeds from exercise of stock options	0.1	—	—	0.1
Intercompany transfers—net	141.3	(141.3)	—	—
NET CASH USED BY FINANCING ACTIVITIES	137.8	(141.3)	—	(3.5)
NET INCREASE IN CASH AND CASH EQUIVALENTS	157.4	8.5	—	165.9
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12.0	0.6	—	12.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$169.4	$9.1	$—	$178.5

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our financial position as of June 30, 2007 and our results of operations for the three and six months ended June 30, 2007 and 2006. You should read this discussion in conjunction with our consolidated and combined  financial statements and the notes to those consolidated and combined financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” “Neenah” or the “Company” are intended to mean Neenah Paper, Inc. and its consolidated subsidiaries.

(Tabular amounts in millions, except as noted)

Executive Summary

During 2006, we completed several complementary strategic initiatives: (1) we sold 500,000 acres of woodlands in Nova Scotia, (2) we divested our Terrace Bay pulp operations and (3) we acquired the German technical and specialty paper business of FiberMark, Inc. (“FiberMark”).  During the first quarter of 2007, our strategic initiatives continued with the purchase of Fox River (as defined below) to add scale, well-known brands and integration benefits as we combine Fox River with our existing fine paper business.

Our operating results for the three months ended June 30, 2007 reflect the benefits of these strategic initiatives as consolidated net sales of $258.1 million were more than $115.3 million higher than the prior year period primarily from increased volumes due to the acquisitions of Neenah Germany and Fox River.  Consolidated operating income of $11.4 million for the three months ended June 30, 2007 decreased $127.5 million compared to 2006 primarily due to a gain of $122.6 million on the sale of woodlands in the prior year period.  Excluding the gain on sale of the woodlands and the related recognition of $1.5 million of the deferred gain on the sale of woodlands in the current quarter, operating income decreased by $6.4 million.  The decrease versus the prior year was primarily due to the timing of spending for scheduled maintenance downtime at our Pictou, Nova Scotia pulp mill, which occurred in May in 2007 versus the last week of September and the first week of October in 2006. This was partially offset by incremental earnings of Neenah Germany and higher average selling prices, particularly prices for softwood pulp for our Pictou mill.

These strategic initiatives substantially changed the composition of our business and reduced our exposure to the cyclical pulp market.  During the second quarter of 2007, our paper businesses (fine paper and technical products) represented more than 80 percent of our consolidated net sales.  This compares to our paper businesses representing approximately 55 percent of our consolidated net sales for the first quarter of 2006, prior to the transfer of the Terrace Bay pulp operations.

Following is a more detailed discussion of these strategic activities:

Sale of Woodlands

In June 2006, our wholly owned subsidiary, Neenah Paper Company of Canada (“Neenah Canada”)  completed the sale of approximately 500,000 acres of woodlands in Nova Scotia to Atlantic Star Forestry LTD and Nova Star Forestry LTD (collectively, the “Purchaser”) for net cash proceeds of $134.8 million. Neenah Canada also entered into a fiber supply agreement (the “FSA”) with the Purchaser to secure a source of fiber for our Pictou pulp mill. Following the sale, Neenah Canada has approximately 500,000 acres of owned and 200,000 acres of licensed or managed woodlands in Nova Scotia.

Pursuant to the terms of the FSA, the Purchaser is required to make available to the Pictou mill sufficient woodlands acreage to yield 200,000 metric tons of softwood timber annually. The FSA expires in December 2010 and Neenah Canada has the option to unilaterally extend the FSA for an additional five years.  Also, the FSA can be extended for an additional five years upon the mutual agreement of Neenah Canada and the Purchaser.

The sale qualified for gain recognition under the “full accrual method” described in Statement of Financial Accounting Standards
No. 66, Accounting for Sales of Real Estate (“SFAS 66”).  As a result, Neenah Canada recognized a pre-tax gain on the sale of approximately $122.6 million in the three and six months ended June 30, 2006 and deferred approximately $9.0 million, which represents Neenah Canada’s estimated “maximum exposure to loss” under the FSA.  The deferred gain is being recognized in income pro-rata through December 2007. For the three months and six ended June 30, 2007, Neenah Canada recognized approximately $1.5 and $2.9 million of such deferred gain.

Divestiture of Terrace Bay

Manufacturing at our Terrace Bay, Ontario pulp operation was suspended in February 2006 when the mill’s fiber supply was exhausted as a result of a strike initiated in January 2006 by workers employed by the woodlands operations that supplied wood fiber to the mill. Most of the hourly and salaried workers employed at the mill were laid off during the two weeks following the suspension of manufacturing activities.

In August 2006, Neenah Canada transferred the Terrace Bay pulp mill and related woodlands operations (“Terrace Bay”) to affiliates of Buchanan Forest Products Ltd. (“Buchanan”).  Buchanan assumed responsibility for substantially all liabilities related to the future operation of the mill in exchange for a payment of $18.6 million. At closing, in addition to certain working capital amounts, Neenah Canada retained certain long-term disability obligations for current and former mill employees and post-employment medical and life insurance liabilities for current retirees.

Acquisition of Neenah Germany

In October 2006, we completed the purchase of the stock of FiberMark Services GmbH & Co. KG and the stock of FiberMark Beteiligungs GmbH (collectively, “Neenah Germany”).  Neenah Germany was acquired from FiberMark and FiberMark International Holdings for approximately $220 million in cash, including $1.5 million paid in the first quarter of 2007 primarily for the adjusted value of working capital at the acquisition date. The transaction was financed through available cash and debt drawn against our existing revolving credit facility.

The assets acquired as a result of the acquisition of Neenah Germany consist of two mills located near Munich, Germany and a third mill near Frankfurt, Germany that produce a wide range of products, including transportation and other filter media, nonwoven wall coverings, masking and other tapes, abrasive backings, and specialized printing and coating substrates. The results of Neenah Germany are being reported as part of our Technical Products segment and have been included in our consolidated financial results since the acquisition date.

Acquisition of Fox River

In March 2007, we acquired the stock of Fox Valley Corporation and its subsidiary Fox River Paper Company, LLC (collectively, “Fox River”) for $55.3 million in cash (net of cash acquired).  Included in such acquisition costs were amounts for the repayment of debt, the payoff of deferred employee compensation obligations of the acquired companies and fees and expenses directly related to the acquisition. We financed the acquisition through a combination of cash and debt drawn against our existing revolving credit facility. The assets acquired as a result of the acquisition of Fox River consist of four U.S. paper mills and various related assets, producing premium fine papers with well-known brands including STARWHITE®, SUNDANCE®, ESSE® and OXFORD®. The acquisition of Fox River strengthens our fine paper business by providing added scale and the ability to offer a broader array of premium branded products and better service to our customers.  We believe that the added scale provided by Fox River will result in improved earnings but profit margins that are lower than those historically reported for our existing fine paper business. The results of Fox River are being reported as part of our Fine Paper segment and have been included in our consolidated financial results since the acquisition date.

During the second quarter of 2007, we completed the previously announced permanent closure of the Housatonic mill, located near Great Barrington, Massachusetts.  In June 2007, we also announced plans to permanently close the fine paper mill located in Urbana, Ohio (the “Urbana mill”). Operations at the Urbana mill will be phased out over the next 12 months. The closure of the Housatonic and Urbana mills, will allow us to maximize cost efficiencies by shifting fine paper manufacturing to utilize existing available capacity at our other high quality fine paper mills. In addition, we have substantially completed the process of identifying and notifying certain Fox River sales and administrative employees who will be terminated as the acquired business is integrated with our existing fine paper business.

In conjunction with the acquisition of Fox River, we recorded liabilities of approximately $10.4 million for the cost of post-acquisition restructuring activities in accordance with Emerging Issues Task Force Issue 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination.  Such costs include approximately $6.3 million for severance benefits for approximately 375 affected employees, contract termination costs of approximately $2.6 million and approximately $1.5 million for environmental clean-up and monitoring costs. For the six months ended June 30, 2007, we made termination benefit payments of approximately $1.6 million to 160 employees.  We expect the payment of termination benefits to be substantially complete within one year.

Results of Continuing Operations

During the three months ended June 30, 2007, our operating results benefited from the strategic initiatives described above as consolidated net sales increased by 81 percent.  Consolidated net sales were $115.3 million higher in the three months ended June 30, 2007 compared to the prior year period primarily from increased volume in our paper businesses due to the acquisitions of Neenah Germany and Fox River.  Consolidated operating income of $11.4 million for the three months ended June 30, 2007 decreased $127.5 million compared to 2006 primarily due to a gain of $122.6 million on the sale of woodlands in the prior year period.  Excluding the gain on sale of the woodlands and the related recognition of $1.5 million of the deferred gain on the sale of woodlands in the current quarter, operating income decreased by $6.4 million.  The unfavorable comparison to the prior year was primarily due to the timing of spending for scheduled maintenance downtime at our Pictou mill, which occurred in May in 2007 versus the last week of September and the first week of October in 2006. This was partially offset by incremental earnings of Neenah Germany and higher average selling prices, particularly market prices for softwood pulp.

Results of Discontinued Operations

For the three months ended June 30, 2007, we incurred a pre-tax loss from discontinued operations of $1.2 million compared to a pre-tax loss of $17.6 million in the prior year period.  The loss in the current quarter was primarily due to costs associated with the Ontario, Canada defined benefit pension plan (the “Ontario Plan”).  In August 2006, we initiated the process to settle our pension obligations under the Ontario Plan.

In July 2007, the Financial Services Commission of Ontario approved our request to settle our pension obligations for active employees and terminate the Ontario Plan.  We expect termination of the Ontario plan to be completed in the fourth quarter of 2007. We will, however, continue to recognize costs associated with the Ontario Plan until our pension obligations are settled.  We expect to record a loss of approximately $40 million when we settle the pension obligations for the Ontario Plan.  The amount of any funds that we may pay or receive to settle the Ontario Plan are dependent upon, among other things, an actuarial determination of the value of the obligations being settled, the cost of annuity contracts and employee elections.

For the three months ended June 30, 2006, net sales of discontinued operations of $11.5 million were primarily due to the liquidation of finished goods inventory during the suspension of manufacturing operations at Terrace Bay.  We did not have any sales from discontinued operations in the three months ended June 30, 2007 due to the transfer of Terrace Bay to Buchanan in August 2006.  Following the suspension of manufacturing operations at Terrace Bay in the first quarter of 2006, we continued to incur certain operating costs for the mill, including costs for a limited number of hourly and salaried employees to remain at the facility for security operations, boiler and related equipment operation and maintenance.  For the three months ended June 30, 2006, such costs exceeded the income generated from the liquidation of finished goods inventory and resulted in a loss from discontinued operations of $11.6 million.  In addition, we recognized a pre-tax loss of $6.0 million for the estimated loss on the transfer of Terrace Bay to Buchanan for the three months ended June 30, 2006.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, operating income and other information relevant to an understanding of our results of operations for the three and six months ended June 30, 2007 and 2006.

Analysis of Net Sales—Three and Six Months Ended June 30, 2007 and 2006

The following table presents net sales by segment, expressed as a percentage of total net sales before the elimination of intersegment sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Fine Paper	40%	40%	36%	42%
Technical Products	40%	24%	42%	24%
Pulp	20%	36%	22%	34%
Total	100%	100%	100%	100%

The following table presents our net sales by segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Net sales	2007	2006	2007	2006
Fine Paper	$103.6	$57.3	$175.9	$115.4
Technical Products	102.5	33.8	203.2	66.8
Pulp	52.0	52.1	104.0	95.2
Intersegment sales	—	(0.4)	(0.3)	(1.7)
Consolidated	$258.1	$142.8	$482.8	$275.7

Commentary:

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

	Change in Net Sales Compared to Prior Period
		Change Due To
	Total Change	Volume	Average Net Price
Fine Paper	$46.3	$52.4	$(6.1)
Technical Products	68.7	64.4	4.3
Pulp (a)	(0.1)	(6.0)	5.9
Intersegment sales	0.4	0.4	—
Consolidated	$115.3	$111.2	$4.1

(a)             Sales of pulp by our Canadian manufacturing facilities are invoiced in U.S. dollars in accordance with industry practice; therefore, no currency effects are presented in our analysis of the change in net sales for our pulp operations.

Consolidated net sales of $258.1 million in the three months ended June 30, 2007 were $115.3 million higher than the prior year period primarily as a result of increased volume in our paper businesses due to the acquisitions of Neenah Germany in October 2006 and Fox River in March 2007.

•                  Net sales in our fine paper business of $103.6 million increased $46.3 million or 81 percent as shipment volumes increased 91 percent primarily due to the acquisition of Fox River. Lower average net price was primarily the result of a less favorable product mix due to selling a higher proportion of lower priced grades, including Fox River grades, and weakness in the uncoated free sheet market, partially offset by the realization of price increases implemented throughout 2006 and during the first quarter of 2007.

•                  Net sales in our technical products business of $102.5 million increased $68.7 million or more than 200 percent primarily due to the acquisition of Neenah Germany, an improved product mix and favorable pricing.  The improvement in average net prices reflected a more favorable product mix due to selling a larger proportion of Graphics and Identification products such as decorative components and image transfer, an improved mix of tape products and higher abrasives volumes, as well as higher selling prices for most products.  Neenah Germany benefited from strong sales of wall coverings, tape and transportation filtration media.

•                  Net sales in our pulp business of $52.0 million were essentially unchanged from net sales of $52.1 million in the prior year period as higher market prices for softwood pulp were more than offset by a 13 percent decrease in shipments due to very strong volume in the prior year. Average market prices for softwood pulp increased approximately 17 percent versus the prior year.  The improvement in selling prices was offset by the lower pulp shipments and a decrease in sales of logs to sawmills and veneer manufacturers due to the sale of a portion of our woodlands in 2006.

Commentary:

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

	Change in Net Sales Compared to Prior Period
		Change Due To
	Total Change	Volume	Average Net Price
Fine Paper	$60.5	$66.5	$(6.0)
Technical Products	136.4	131.6	4.8
Pulp (a)	8.8	(2.4)	11.2
Intersegment sales	1.4	1.4	—
Consolidated	$207.1	$197.1	$10.0

(a)             Sales of pulp by our Canadian manufacturing facilities are invoiced in U.S. dollars in accordance with industry practice; therefore, no currency effects are presented in our analysis of the change in net sales for our pulp operations.

Consolidated net sales of $482.8 million in the six months ended June 30, 2007 were $207.1 million higher than the prior year period primarily as a result of increased volume in our paper businesses due to the acquisition of Neenah Germany and Fox River.  In addition, the current year period benefited from higher market prices for softwood pulp.

•                  Net sales in our fine paper business of $175.9 million increased $60.5 million or 52 percent, while volumes increased 60 percent primarily due to the acquisition of Fox River. Lower average net price was primarily the result of a less favorable product mix due to selling a higher proportion of lower priced grades, including Fox River grades, including Fox River grades, and weakness in the uncoated free sheet market, partially offset by favorable product pricing.

•                  Net sales in our technical products business of $203.2 million increased $136.4 million or more than 200 percent primarily due to the acquisition of Neenah Germany, but also due to improved product mix and prices.  The improvement in average net prices reflected a more favorable product mix due to higher priced grades representing an increased proportion of sales and increased selling prices for most products.  Neenah Germany benefited from strong sales of wall coverings, tape and transportation filtration media.

•                  Net sales in our pulp business increased $8.8 million primarily as a result of higher market prices for softwood pulp, partially offset by a three percent decrease in shipment volume. Average market prices for softwood pulp increased approximately 15 percent versus the prior year.  The improvement in selling prices was partially offset by the lower pulp shipment volume and a decrease in sales of logs to sawmills and veneer manufacturers due to the sale of a portion of our woodlands in 2006.

The following table sets forth line items from our condensed consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	88.1	81.7	84.6	82.0
Gross profit	11.9	18.3	15.4	18.0
Selling, general and administrative expenses	8.5	8.3	8.2	9.8
Gain on sale of woodlands	(0.6)	(85.9)	(0.6)	(44.5)
Other income - net	(0.4)	(1.4)	(0.3)	(1.3)
Operating income	4.4	97.3	8.1	54.0
Interest expense-net	2.5	2.9	2.6	3.1
Income from continuing operations before income taxes	1.9	94.4	5.5	50.9
Provision for income taxes	0.6	35.4	1.7	19.1
Income from continuing operations	1.3%	59.0%	3.8%	31.8%

Analysis of Operating Income—Three and Six Months Ended June 30, 2007 and 2006

The following table sets forth our operating income (loss) by segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Operating income (loss)	2007	2006	2007	2006
Fine Paper	$13.2	$15.5	$25.6	$31.1
Technical Products	8.7	2.9	18.9	4.9
Pulp	(6.1)	123.1	1.9	119.5
Unallocated corporate costs	(4.4)	(2.6)	(7.4)	(6.6)
Consolidated	$11.4	$138.9	$39.0	$148.9

Commentary:

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

	Change in Operating Income Compared to Prior Period
		Change Due To
	Total		Net	Material
	Change	Volume	Price (a)	Costs (b)	Currency	Other (c) (d) (e)
Fine Paper	$(2.3)	$19.3	$(15.3)	$(0.2)	$—	$(6.1)
Technical Products	5.8	5.4	3.2	(0.9)	—	(1.9)
Pulp	(129.2)	(0.8)	7.8	(3.4)	(1.5)	(131.3)
Unallocated corporate costs	(1.8)	—	—	—	—	(1.8)
Consolidated	$(127.5)	$23.9	$(4.3)	$(4.5)	$(1.5)	$(141.1)

(a)               Includes changes in selling price changes and product mix.

(b)              Includes price changes for raw materials and energy.

(c)               Includes other materials, manufacturing labor, distribution and selling, general and administrative expenses.

(d)              Includes $122.6 million for gain on sale of woodlands in the three months ended June 30, 2006.

(e)               Includes $1.5 million for amortization of the deferred gain on the sale of woodlands in the three months ended June 30, 2007.

Consolidated operating income of $11.4 million for the three months ended June 30, 2007 decreased $127.5 million compared to 2006 primarily due to a gain on the sale of woodlands in the prior year.  Excluding the gain on sale of woodlands in 2006 and the recognition of $1.5 million of the deferred gain on the sale of woodlands in the current quarter, operating income was $6.4 million below the prior year primarily due to the timing of costs associated with scheduled maintenance downtime at our Pictou mill, increased fiber costs and a stronger Canadian dollar, partially offset by higher average selling prices in our pulp and technical products businesses and the added earnings of Neenah Germany. Higher volumes in our fine paper business, due to the acquisition of Fox River, were largely offset by a less favorable mix and increased costs for selling and other expenses.

•                  Operating income for our fine paper business of $13.2 million decreased $2.3 million from the prior year period primarily due to a less favorable product mix and higher fiber and distribution costs. The increase in other costs was primarily due to additional direct selling and administrative expenses for the acquired businesses. In addition, approximately $1.2 million of profits associated with the Fox River acquisition were capitalized as part of beginning inventory values under purchase accounting. These unfavorable factors were only partially offset by increased volume as a result of the acquisition of Fox River and higher average selling prices.

•                  Operating income for our technical products business of $8.7 million increased $5.8 million from the prior year primarily due to the additional earnings of Neenah Germany and favorable average net prices, partially offset by higher manufacturing input costs.  The improvement in average net prices reflected a more favorable product mix due to selling a larger proportion of Graphics and Identification products such as decorative components and image transfer and higher selling prices for most products.   These favorable factors were partially offset by manufacturing inefficiencies and higher fiber and distribution costs.

•                  Our pulp business reported an operating loss of $6.1 million, compared to operating income of $123.1 million in 2006 primarily due to the gain on the sale of woodlands in the prior year.  Excluding the gain on sale of woodlands and the recognition of $1.5 million of the deferred gain on the sale of woodlands in the current quarter, the current period operating loss was $8.1 million unfavorable to the prior year primarily due to costs associated with scheduled maintenance downtime and increased costs related to fiber purchases and a stronger Canadian dollar.  The increase in fiber costs was primarily due to the need to procure wood chips from more geographically dispersed suppliers. These factors were partially offset by higher market prices for softwood pulp in 2007 and the elimination of losses on pulp price hedges of $1.8 million in the prior year period.

•                  Unallocated corporate expenses increased by $1.8 million primarily due to costs associated with an executive retirement.

Commentary:

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

	Change in Operating Income (Loss) Compared to Prior Period
		Change Due To
	Total		Net	Material
	Change	Volume	Price (a)	Costs (b)	Currency	Other (c) (d) (e)
Fine Paper	$(5.5)	$22.6	$(21.3)	$(1.2)	$—	$(5.6)
Technical Products	14.0	13.4	3.6	(1.8)	—	(1.2)
Pulp	(117.6)	0.6	16.3	(3.4)	(3.7)	(127.4)
Unallocated corporate costs	(0.8)	—	—	—	—	(0.8)
Consolidated	$(109.9)	$36.6	$(1.4)	$(6.4)	$(3.7)	$(135.0)

(a)               Includes changes in selling price changes and product mix.

(b)              Includes price changes for raw materials and energy.

(c)               Includes other materials, manufacturing labor, distribution and selling, general and administrative expenses.

(d)              Includes $122.6 million for gain on sale of woodlands in the six months ended June 30, 2006.

(e)               Includes $2.9 million for amortization of the deferred gain on the sale of woodlands in the six months ended June 30, 2007.

Consolidated operating income of $39.0 million for the six months ended June 30, 2007 decreased $109.9 million compared to 2006 primarily due to the gain on the sale of woodlands in the prior year.  Excluding the gain on sale of woodlands in 2006 and the recognition of $2.9 million of the deferred gain on the sale of woodlands in the current year, operating income was $9.8 million favorable to the prior year primarily due to the added earnings of Neenah Germany, an improved sales mix in our technical products business and higher selling prices, particularly for softwood pulp.  These factors were partially offset by the timing of costs associated with scheduled maintenance downtime at our Pictou mill and increased manufacturing cost inputs.  The benefit of increased volume in our fine paper business associated with the acquisition of Fox River was largely offset by a less favorable product mix and increased costs for selling and other expenses.

•                  Operating income for our fine paper business of $25.6 million decreased $5.5 million from the prior year period primarily due to a less favorable product mix and higher fiber and distribution costs. Other costs increased primarily due to additional direct selling and administrative expenses for the acquired businesses. In addition, approximately $1.5 million of profits associated with the Fox River acquisition were capitalized as part of beginning inventory values under purchase accounting. These unfavorable factors were only partially offset by increased volume as a result of the acquisition of Fox River and higher average selling prices.

•                  Operating income for our technical products business of $18.9 million increased $14.0 million from the prior year primarily as a result of the additional earnings of Neenah Germany and favorable average net prices, partially offset by higher fiber costs.  Favorable average prices were primarily due to an improved product mix and the realization of price increases implemented in 2006.

•                  Operating income for our pulp business of $1.9 million decreased $117.6 million from the prior year primarily due to the gain on the sale of woodlands in 2006.  Excluding the gain on sale of woodlands and the recognition of $2.9 million of the deferred gain on the sale of woodlands in the current year, our operating loss was $2.1 million smaller than the prior year primarily due higher market prices for softwood pulp, partially offset by the timing of costs associated with scheduled maintenance downtime, increased fiber costs and unfavorable currency translation effects.  The comparison to the prior year also benefited from the elimination of losses on pulp price hedges of $2.5 million in the prior year quarter.

•                  Unallocated corporate expenses increased by $0.8 million primarily due to costs associated with an executive retirement, partially offset by the timing of certain benefit plan adjustments.

Additional Statement of Operations Commentary:

•                  Selling, general and administrative (“SG&A”) expenses of $21.9 million for the three months ended June 30, 2007 increased $10.1 million from the prior year period primarily due to direct added costs for the acquired businesses. As a percentage of sales, SG&A expense increased from 8.3 percent for the three months ended June 30, 2006 to 8.5 percent in the current year.

•                  For the three months ended June 30, 2007 and 2006, we incurred $6.5 million and $4.1 million, respectively, of net interest expense (including $0.4 million and $0.5 million of amortization of debt issuance costs for the three months ended June 30, 2007 and 2006, respectively).  The increase in net interest expense was primarily due to borrowings under our revolving credit facility to partially finance the acquisitions of Neenah Germany and Fox River.

•                  The effective tax rate was approximately 33 percent and 38 percent for the three months ended June 30, 2007 and 2006, respectively.  The decrease in the effective tax rate was primarily due to benefits from changes in our corporate structure following the acquisition of Neenah Germany and the mix of pre-tax income between tax jurisdictions with different marginal tax rates.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2007	2006
Net cash flow provided by (used in):
Operating activities	$21.6	$44.5
Investing activities, including capital expenditures	(85.7)	124.9
Capital expenditures	(23.6)	(9.9)
Financing activities	63.4	(3.5)

Operating Cash Flow Commentary:

•                  Cash provided by operations of $21.6 million for the six months ended June 30, 2007 decreased $22.9 million from the comparable period of the prior year primarily due to the liquidation of Terrace Bay working capital in 2006.  The reduction in working capital in 2006 of $49.0 million compares to an increase in working capital in 2007 of $16.8 million.  The increase in working capital in the current period was primarily due to higher accounts receivable for Neenah Germany and our pulp business partially offset by an increase in pulp payables. The current year increase in our investment in working capital was partially offset by higher earnings (excluding the non-cash effects of deferred income taxes and the gain on sale of woodlands).

Investing Commentary:

•                  For the six months ended June 30, 2007, cash used in investing activities was $85.7 million versus cash provided by investing activities of $124.9 in the prior year period.  Cash used in investing activities for the six months ended June 30, 2007 was primarily due to spending of $55.3 million for the acquisition of Fox River and capital spending of $23.6 million.  Cash provided by investing activities in the six months ended June 30, 2006 was due to proceeds of $134.8 million from the sale of woodlands, partially offset by capital spending of $9.9 million. Capital spending for the first six months of 2007 was $13.7 million higher than the comparable prior year period.  Capital spending in the first six months of 2007 was primarily for major projects to increase capacity and improve efficiency at Neenah Germany and maintenance spending in our pulp business associated with scheduled downtime.  Capital spending in Neenah Germany in 2007 will be financed through locally generated cash flow and government subsidized financing.  We have aggregate planned capital expenditures for 2007 of approximately $55 million including amounts for our recently acquired Fox River operation.  These capital expenditures are not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

Financing Commentary:

•                  Our liquidity requirements are being provided by cash generated from operations, proceeds from asset sales and short- and long-term borrowings. Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of June 30, 2007, we had $82.5 million outstanding under our revolving credit facility, outstanding letters of credit of $1.6 million and $95.5 million of available credit.

•                  In the six months ended June 30, 2007, net borrowings on our revolving credit facility were $25.2 million primarily to finance the acquisition of Fox River.

•                  In March 2007, we entered into an agreement to borrow up to $25 million (the “Term Loan”) upon closing the agreement in April 2007.  The Term Loan is secured by substantially all of the property, plant and equipment we acquired in the Fox River acquisition and is fully and unconditionally guaranteed by substantially all of our other subsidiaries, except Neenah Germany.  The term loan agreement terminates in November 2010.  During the second quarter, we had Term Loan borrowings of $25.0 million which was used to repay outstanding borrowings under our revolving credit facility.

•                  During the first six months of 2007, Neenah Germany incurred €10 million ($13.5 million) of government subsidized project financing.  Neenah Germany’s use of such funds is restricted to the payment of costs directly related to the construction of a saturator.  In addition, Neenah Germany had net borrowings of approximately €0.2 million ($0.3 million) under an unsecured revolving line of credit to finance working capital needs.

•                  We paid cash dividends of $0.20 per share or $3.0 million in the first six months of 2007 and 2006.

Management believes that our ability to generate cash from operations and our borrowing capacity are adequate to fund working capital, capital spending and other cash needs for the next 12 months. Our ability to generate adequate cash from operations beyond 12 months, however, will depend on, among other things, our ability to successfully (i) implement our business strategies, (ii) integrate and achieve expected synergies from our Neenah Germany and Fox River acquisitions, (iii) implement other cost cutting initiatives, and (iv) manage the impact of changes in pulp prices and currencies. We can give no assurance that we will be able to successfully implement those strategies, integrate Neenah Germany and Fox River, implement other cost cutting initiatives, or successfully manage our pulp pricing and currency exposures.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. We believe that the estimates, assumptions and judgments described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. The critical accounting policies used in the preparation of the consolidated financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regard to estimates used. These critical judgments relate to the timing of recognizing sales revenue, the recoverability of deferred income tax assets, pension benefits and future cash flows associated with impairment testing of long-lived assets. Actual results could differ from these estimates, and changes in these estimates are recorded when known. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition.  There has been no significant change in these policies, or the estimates used in the application of the policies, since our 2006 year end, except as follows:

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  Our adoption of FIN 48 resulted in a $1.0 million increase in our liability for uncertain income tax positions.  As of June 30, 2007, our liability for uncertain income tax positions was $6.5 million.  If recognized, approximately $0.7 million of such income tax benefits would favorably affect our effective tax rate in future periods. We do not anticipate that the expiration of the statute of limitations or the settlement of audits in the next 12 months will result in liabilities for uncertain income tax positions that are materially different than the amounts accrued as of June 30, 2007.

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

As of June 30, 2007, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Internal Controls over Financial Reporting

During the three months ended March 31, 2007, we implemented new systems for manufacturing and costing, inventory, and order management as phase two of our Enterprise Resource Planning system in our Neenah, Whiting and Munising U.S. operating locations resulting in a material change in our processes over financial reporting at those locations.  We assessed the design effectiveness of the internal controls over the key processes affected by the system change.  We also assessed the design effectiveness of the internal controls over financial reporting for our Neenah Germany manufacturing operations acquired in October 2006 which management had elected to exclude from their assessment made as of December 31, 2006.  As a result of these assessments, management believes that we maintained adequate internal control over financial reporting.

There have been no additional changes in our internal control over financial reporting during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

In December 2006, certain retirees of Neenah Paper Company of Canada (“Neenah Canada”) brought a proposed class action lawsuit against Neenah Canada, the Company and Kimberly-Clark Inc. alleging the wrongful reduction and/or elimination of certain retiree benefits following Neenah Canada’s transfer of the Terrace Bay pulp and woodlands operations to Terrace Bay Pulp Inc. and Eagle Logging Inc.  The purported class has not been certified.  The Company and Neenah Canada believe that the lawsuit is without merit and will vigorously defend the litigation.

In February 2007, certain former employees of Neenah Canada who were previously employed in Neenah Canada’s Longlac woodlands operations brought suit against the Company and Neenah Canada in the Ontario (Canada) Superior Court of Justice for damages.  The plaintiffs claim to have suffered from an alleged wrongful termination of employment by Neenah Canada occurring on or about August 21, 2006.  Eagle Logging Inc. (the purchaser of Neenah Canada’s Longlac woodlands assets on August 29, 2006), Terrace Bay Pulp Inc. (the purchaser of Neenah Canada’s Terrace Bay pulp mill), Buchanan Forest Products Ltd., Lucky Star Holdings Inc. (each affiliates of Eagle Logging Inc. and Terrace Bay Pulp Inc.), Kimberly-Clark Corporation and Kimberly-Clark Inc. have also been named in the lawsuit.  The lawsuit seeks damages for severance and notice pay under Ontario law, as well as damages for wrongful termination, breach of contract, conspiracy and punitive damages, among other things.  The Company and Neenah Canada believe that the lawsuit is without merit and will vigorously defend the litigation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities:

The following table contains information about our purchases of our equity securities for the three months ended June 30, 2007.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	Publicly Announced
Period	Shares Purchased (a)	Per Share	Programs	Plans or Programs
April 1, 2007 —
April 30, 2007	658	$ 39.12	—	—
May 1, 2007 —
May 31, 2007	2,766	$ 44.65	—	—
June 1, 2007 —
June 30, 2007	—	$ —	—	—

(a)                  Transactions represent the purchase of common shares from employees to satisfy tax withholding requirements upon the exercise of vesting of stock-based awards. None of these transactions were made in the open market. The average price paid is based upon the closing sales price on the New York Stock Exchange on the date of the transaction.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on May 14, 2007, the following business was transacted:

Election of Class I Directors -

All the Class III nominees for election to the Board of Directors were elected:

	Number of	Number of Shares
	Shares For	Authority Withheld
Sean T. Erwin	12,762,947	470,518
Edward Grzedzinski	12,971,552	261,913
John F. McGovern	12,959,066	274,399

Ratification of Appointment of Independent Registered Public Accounting Firm

The appointment of Deloitte & Touche LLP was ratified:

	Number of	Number of	Number of
	Shares For	Shares Against	Shares Abstain
Appointment of
Deloitte & Touche LLP	13,069,973	145,775	17,717

Item 6.  Exhibits

Exhibit Number	Exhibit

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

August 9, 2007