Form 10-Q
period 2007-09-30
Neenah Paper Inc
filed 2007-11-08
CIK 1296435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐  No ☒

As of October 31, 2007, there were 14,943,081 shares of the Company’s common stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$251.9	$141.4	$734.7	$417.1
Cost of products sold	219.2	121.4	627.8	347.5
Gross profit	32.7	20.0	106.9	69.6
Selling, general and administrative expenses	20.5	13.1	60.3	40.0
Gain on sale of woodlands	(1.6)	(1.5)	(4.5)	(124.1)
Other income - net	(2.5)	(2.1)	(4.2)	(5.7)
Operating income	16.3	10.5	55.3	159.4
Interest expense - net	6.4	2.8	18.9	11.4
Income from continuing operations before income taxes	9.9	7.7	36.4	148.0
(Benefit) provision for income taxes	(6.6)	3.1	1.4	55.8
Income from continuing operations	16.5	4.6	35.0	92.2
Loss from discontinued operations	(1.1)	(19.0)	(2.3)	(32.4)
Net income (loss)	$15.4	$(14.4)	$32.7	$59.8

Earnings (Loss) Per Common Share
Basic
Continuing operations	$1.10	$0.31	$2.35	$6.25
Discontinued operations	(0.07)	(1.29)	(0.15)	(2.20)
	$1.03	$(0.98)	$2.20	$4.05
Diluted
Continuing operations	$1.08	$0.31	$2.31	$6.22
Discontinued operations	(0.07)	(1.28)	(0.15)	(2.19)
	$1.01	$(0.97)	$2.16	$4.03

Weighted Average Common Shares Outstanding (in thousands)
Basic	14,924	14,756	14,857	14,749
Diluted	15,213	14,846	15,147	14,823

Cash Dividends Declared Per Share of Common Stock	$0.10	$0.10	$0.30	$0.30

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$6.2	$1.6
Accounts receivable (less allowances of $5.9 million and $4.4 million)	151.6	112.5
Inventories	111.1	74.9
Other receivables	13.6	13.6
Prepaid and other current assets	29.8	19.8
Total Current Assets	312.3	222.4
Property, Plant and Equipment, at cost	893.5	768.1
Less accumulated depreciation	479.9	412.5
Property, plant and equipment—net	413.6	355.6
Deferred Income Taxes	56.3	32.7
Goodwill	101.5	92.0
Intangible Assets, net	34.3	29.5
Other Assets	13.8	12.5
TOTAL ASSETS	$931.8	$744.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$8.0	$1.3
Accounts payable	84.2	74.7
Accrued salaries and employee benefits	28.3	26.6
Accrued income taxes	15.1	10.2
Accrued expenses	27.0	16.7
Total Current Liabilities	162.6	129.5
Long-term Debt	331.2	282.3
Deferred Income Taxes	28.5	35.8
Noncurrent Employee Benefits	133.0	109.2
Other Noncurrent Obligations	14.4	3.0
TOTAL LIABILITIES	669.7	559.8
Commitments and Contingencies (Note 12)
TOTAL STOCKHOLDERS’ EQUITY	262.1	184.9
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$931.8	$744.7

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$32.7	$59.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33.5	21.0
Stock-based compensation	5.1	3.9
Deferred income tax (benefit) provision	(10.2)	28.4
Gain on sale of woodlands	(4.5)	(124.1)
Loss on disposal of Terrace Bay	—	6.5
(Gain) loss on asset dispositions	0.2	(0.2)
Decrease (increase) in working capital, net of effects of acquisitions	(12.5)	38.5
Excess tax benefit from stock-based compensation	(0.5)	—
Pension and other post-employment benefits	1.0	1.9
Loss on curtailment and partial settlement of pension plan	—	26.4
Contribution to settle pension liabilities (Note 5)	—	(10.8)
Other	(0.3)	1.4
NET CASH PROVIDED BY OPERATING ACTIVITIES	44.5	52.7
INVESTING ACTIVITIES
Capital expenditures	(37.2)	(15.4)
Acquisition cost of Fox River, net of cash acquired	(54.7)	—
Additional acquisition cost of Neenah Germany	(1.5)	—
Net proceeds from sale of woodlands	—	134.8
Payment for transfer of Terrace Bay	—	(18.6)
Other	(0.3)	(0.9)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(93.7)	99.9
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	75.5	—
Debt issuance costs	(1.0)	—
Repayments of long-term debt	(20.8)	(0.9)
Short-term borrowings	4.8	0.6
Repayments of short-term debt	(5.0)	(0.5)
Cash dividends paid	(4.5)	(4.4)
Proceeds from exercise of stock options	3.7	0.4
Excess tax benefit from stock-based compensation	0.5	—
Other	(0.1)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	53.1	(4.8)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	0.7	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	4.6	147.8
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1.6	12.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6.2	$160.4

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest expense capitalized	$13.8	$8.4
Cash paid during period for income taxes	$5.7	$1.5

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

The fine paper business is a leading producer of premium writing, text, cover and specialty papers. The technical products business is a leading producer of transportation and other filter media; durable, saturated and coated base papers for a variety of end uses and nonwoven wall coverings. The pulp business primarily produces northern bleached softwood kraft pulp used by paper mills to manufacture tissue and printing and writing papers. At the time of the Spin-Off, the pulp business consisted of pulp mills in Terrace Bay, Ontario and Pictou, Nova Scotia and the related woodlands (including 1,000,000 acres in Nova Scotia).

In June 2006, the Company’s wholly owned subsidiary, Neenah Paper Company of Canada (“Neenah Canada”) completed the sale of approximately 500,000 acres of woodlands in Nova Scotia for $139.1 million (proceeds net of transaction costs were $134.8 million). The woodlands sale agreement included a fiber supply agreement to secure a source of fiber for Neenah Canada’s Pictou pulp mill. The transaction resulted in a net pre-tax gain of $131.6 million.  Approximately $9.0 million of such gain was deferred and is being recognized in income pro-rata through December 2007. For the three and nine months ended September 30, 2007, Neenah Canada recognized approximately $1.6 million and $4.5 million, respectively of such deferred gain.

In August 2006, Neenah Canada completed the transfer of the Terrace Bay, Ontario pulp mill and related woodlands operations (“Terrace Bay”) to certain affiliates of Buchanan Forest Products Ltd. (“Buchanan”). Pursuant to the terms of the sale agreement, Buchanan assumed responsibility for substantially all liabilities related to the future operation of Terrace Bay in exchange for a payment of $18.6 million. For the three and nine months ended September 30, 2007, discontinued operations in the condensed consolidated statements of operations primarily reflect costs associated with Terrace Bay’s defined benefit pension plan.  The condensed consolidated statement of operations for the nine months ended September 30, 2006 has been restated to reflect the results of operations of Terrace Bay as discontinued operations. See Note 5, “Discontinued Operations.”

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

In March 2007, the Company acquired the stock of Fox Valley Corporation and its subsidiary, Fox River Paper Company, LLC (collectively, “Fox River”). The Company paid $54.7 million in cash for Fox River and financed the acquisition through a combination of cash and debt drawn against its existing revolving credit facility. The assets acquired as a result of the acquisition of Fox River consist of four U.S. paper mills and various related assets. The results of Fox River are being reported as part of the Company’s Fine Paper segment and have been included in the Company’s consolidated financial results since the acquisition date. See Note 4, “Acquisitions,” for a summary of the preliminary allocation of the purchase price and a description of certain post-acquisition restructuring activities.

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

Earnings per Share (“EPS”)

Basic EPS was computed by dividing net income by the weighted-average number of shares of common stock outstanding during the three and nine months ended September 30, 2007 and 2006.  Diluted EPS was calculated to give effect to all potentially dilutive common shares using the “Treasury Stock” method. Outstanding stock options, restricted shares, restricted stock units and restricted stock units with performance conditions represent the only potentially dilutive effects on the Company’s weighted-average shares. For the three and nine months ended September 30, 2007, approximately 310,000 and 260,000 potentially dilutive stock options, respectively, were excluded from the computation of dilutive common shares because their inclusion would be antidilutive. For the three and nine months ended September 30, 2006, approximately 1,125,000 and 1,095,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares because their inclusion would be antidilutive.

The following table presents the computation of basic and diluted shares of common stock used in the computation of EPS (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted-average basic shares outstanding	14,924	14,756	14,857	14,749
Add: Assumed incremental shares under stock compensation plans	289	90	290	74

Assuming dilution	15,213	14,846	15,147	14,823

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

The Company is liable for taxes due for tax returns filed by Neenah Germany for periods prior to the acquisition (see Note 4, “Acquisitions”). Pursuant to the terms of the purchase agreement, FiberMark has agreed to indemnify the Company for the Euro value of such taxes and a portion of the purchase price has been reserved in an escrow account to fund the indemnification. The Company believes it is probable that Neenah Germany is liable for approximately €4.1 million ($5.8 million) in additional taxes and recognized a liability for this uncertain income tax position at the acquisition date. The Company has also recognized a receivable for the value of the indemnification in an equal amount in Other receivables on the condensed consolidated balance sheet. The Company does not believe its liability for such taxes is in excess of the escrow amount.

The Company’s adoption of FIN 48 resulted in a $1.0 million increase in its liability for uncertain income tax positions. As of September 30, 2007, the Company’s liability for uncertain income tax positions was $6.9 million. If recognized, approximately $0.7 million of such income tax benefits would favorably affect the Company’s effective tax rate in future periods. The Company does not anticipate that the expiration of the statute of limitations or the settlement of audits in the next 12 months will result in liabilities for uncertain income tax positions that are materially different than the amounts accrued as of September 30, 2007.

Tax years 2002 through 2006 are subject to examination by federal and state tax authorities in the United States, federal and provincial tax authorities in Canada and federal and municipal tax authorities in Germany. Currently, the 2002 through 2004 tax years are being audited by German tax authorities.

The Company recognizes accrued interest and penalties related to uncertain income tax positions in Provision for income taxes on the condensed consolidated statements of operations. As of September 30, 2007, the Company had approximately $20 thousand accrued for interest related to uncertain income tax positions.

The Company’s effective income tax (benefit) provision rate for the three months ended September 30, 2007 and 2006 was approximately (67) percent and 40 percent, respectively. The Company’s effective income tax rate for the nine months ended September 30, 2007 and 2006 was approximately 4 percent and 38 percent, respectively. The Company’s effective tax rate can be affected by many factors, including but not limited to, changes in the mix of earnings in taxing jurisdictions with differing statutory rates, changes in corporate structure as a result of business acquisitions and dispositions, changes in the valuation of deferred tax assets and liabilities, the results of audit examinations of previously filed tax returns and changes in tax laws. During the three months ended September 30, 2007, German tax laws were amended to reduce statutory income tax rates effective as of January 1, 2008. Application of the new rates to the Company’s existing deferred tax assets and liabilities reduced the Company’s net deferred tax liabilities at September 30, 2007. The reduction in the Company’s net deferred tax liabilities due to the benefit of the tax rate change resulted in an income tax benefit of $8.9 million and was treated as a discrete item for the three months ended September 30, 2007 in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” and will have no further impact on the Company’s effective tax rate in 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements.

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

Note 3. Comprehensive Income

Comprehensive income includes, in addition to net income, unrealized gains and losses recorded directly into a separate section of stockholders’ equity on the condensed consolidated balance sheets. These unrealized gains and losses are referred to as other comprehensive income items. Accumulated other comprehensive income (loss) consists of unrealized foreign currency translation gains (losses), deferred gains (losses) on cash flow hedges and adjustments to pension and other post-employment benefit obligations. Unrealized foreign currency translation gains (losses) that relate to indefinite investments in international operations are not adjusted for income taxes. As of September 30, 2007 and December 31, 2006, accumulated other comprehensive income was $49.7 million and $9.9 million, respectively.

The following table presents the components of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$15.4	$(14.4)	$32.7	$59.8
Other comprehensive income (loss):
Unrealized foreign currency translation gain	21.0	(0.2)	37.3	8.3
Adjustments to pension and other post-employment benefit liabilities	0.6	—	1.6	—
Deferred gain (loss) on cash flow hedges	(0.4)	(0.3)	0.9	(4.0)
Total other comprehensive income (loss)	21.2	(0.5)	39.8	4.3

Comprehensive income (loss)	$36.6	$(14.9)	$72.5	$64.1

Note 4. Acquisitions

Fox River

In March 2007, the Company acquired the stock of Fox River for $54.7 million in cash (net of cash acquired). Included in such acquisition costs were amounts for the repayment of debt, the payoff of deferred employee compensation obligations of the acquired companies and fees and expenses directly related to the acquisition. The Company financed the acquisition through a combination of cash and debt drawn against its existing revolving credit facility. The assets acquired as a result of the acquisition of Fox River consist of four U.S. paper mills and various related assets, producing premium fine papers with well-known brands including STARWHITE®, SUNDANCE®, ESSE® and OXFORD®. The results of Fox River are being reported as part of the Company’s Fine Paper segment and have been included in the Company’s consolidated financial results since the acquisition date.

During the second quarter of 2007, the Company completed the previously announced permanent closure of the Housatonic mill, located near Great Barrington, Massachusetts. In June 2007, the Company announced plans to permanently close the fine paper mill located in Urbana, Ohio (the “Urbana mill”). Manufacturing operations at the Urbana mill ceased in September 2007. Converting operations at the Urbana mill are expected to be phased out over the next six to nine months. The closure of the Housatonic and Urbana mills will allow the Company to maximize cost efficiencies by shifting fine paper manufacturing to utilize existing available capacity at its other high quality fine paper mills. In addition, the Company has substantially completed the process of identifying and notifying certain Fox River sales and administrative employees who will be terminated as the acquired business is integrated with its existing fine paper business. Approximately 340 former Fox River employees will receive severance benefits in conjunction with the closure and integration activities. At September 30, 2007, the long-lived assets of the Housatonic mill are classified as assets held for sale and are recorded on the condensed consolidated balance sheet in Prepaid and other current assets at their estimated fair values less costs to sell of $3.0 million.

The total cost of the acquisition has been allocated to the assets acquired and liabilities assumed in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”). The values of certain assets and liabilities are based on preliminary valuations and are subject to adjustment as additional information is obtained. Such additional information includes, but is not limited to, the valuation of property, plant and equipment, gains or losses related to the settlement of post-retirement obligations at closed facilities and the liability for post-acquisition restructuring activities. The Company is in the process of finalizing its valuations and purchase price allocations which will be completed no later than one year from the acquisition date. Changes to the valuation of assets and liabilities acquired may result in adjustments to the carrying value of property, plant and equipment acquired. The Company did not acquire any in-process research and development assets as part of the acquisition.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed as of March 1, 2007:

Assets Acquired
Accounts receivable	$18.7
Inventories	34.8
Other receivables	1.0
Prepaid and other current assets	5.0
Property, plant and equipment	28.3
Unamortizable intangible assets	3.7
Amortizable intangible assets	0.3
Deferred income taxes	18.4
Other noncurrent assets	0.1
Total assets acquired	110.3

Liabilities Assumed
Accounts payable	13.3
Accrued salaries and employee benefits	5.5
Accrued expenses	12.9
Noncurrent employee benefits	17.5
Other noncurrent obligations	6.4
Total liabilities assumed	55.6
Net assets acquired	$54.7

The preceding table includes approximately $11.4 million for the cost of post-acquisition restructuring activities that the Company recognized in accordance with Emerging Issues Task Force Issue 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. As of September 30, 2007, severance benefits of approximately $2.5 million had been paid to 230 employees and severance benefits of approximately $3.8 million due to approximately 110 former Fox River employees remained unpaid. Pursuant to the terms of employment agreements with certain former Fox River executives, approximately $2.2 million in severance benefits will be paid over a period of 18 to 36 months from the date of acquisition. For the nine months ended September 30, 2007, the Company made payments of approximately $0.5 million under such agreements. The Company expects the payment of all other severance benefits to be substantially complete within one year from the date of acquisition. The following table presents the status of post-acquisition restructuring activities as of and for the nine months ended September 30, 2007.

	Post-Acquisition Restructuring Costs	Payments through September 30, 2007	September 30, 2007
Severance benefits	$6.3	$(2.5)	$3.8
Contract termination costs	3.4	(0.8)	2.6
Environmental clean-up and monitoring	1.7	(0.1)	1.6

Total	$11.4	$(3.4)	$8.0

The following selected unaudited pro forma consolidated statements of operations data for the three and nine months ended September 30, 2007 and 2006 was prepared as though the acquisition of Fox River had occurred on January 1, 2007 and 2006 (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$251.9	$193.1	$767.5	$572.3
Operating income (a) (b)	16.3	12.6	55.4	165.5
Income from continuing operations (a) (b)	16.5	5.2	34.6	93.9
Loss from discontinued operations	(1.1)	(19.0)	(2.3)	(32.4)
Net income (loss)	15.4	(13.8)	32.3	61.5
Earnings (Loss) Per Common Share:
Basic
Continuing operations	$1.10	$0.35	$2.33	$6.37
Discontinued operations	(0.07)	(1.29)	(0.16)	(2.20)
	$1.03	$(0.94)	$2.17	$4.17
Diluted
Continuing operations	$1.08	$0.35	$2.28	$6.33
Discontinued operations	(0.07)	(1.28)	(0.15)	(2.18)
	$1.01	$(0.93)	$2.13	$4.15

(a)               Results for the three and nine months ended September 30, 2007, include $1.6 million and $4.5 million, respectively, for the gain on sale of woodlands.

(b)              Results for the three and nine months ended September 30, 2006, include $1.5 million and $124.1 million, respectively, for the gain on sale of woodlands.

Neenah Germany

In October 2006, the Company completed the purchase of the stock of Neenah Germany.  Neenah Germany was acquired from FiberMark and FiberMark International Holdings LLC for approximately $220 million in cash, including $1.5 million paid in the first quarter of 2007 primarily for the adjusted value of working capital at the acquisition date. The Company also incurred approximately $5 million of transaction costs directly related to the acquisition of Neenah Germany. The acquisition of Neenah Germany was financed through $160 million of available cash and $58 million of debt drawn against the Company’s revolving credit facility. The primary source of available cash used to finance the acquisition was proceeds from the sale of woodlands in June 2006. The results of Neenah Germany are being reported as part of the Company’s Technical Products segment and have been included in the Company’s consolidated financial results since the acquisition date.

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

In July 2007, the Financial Services Commission of Ontario approved the Company’s request to settle its pension obligations for active employees and terminate the Ontario Plan. The Company expects termination of the Ontario Plan to be completed by January 2008. Neenah Canada expects to record a settlement loss of approximately $40 million upon termination of the Ontario Plan.  The amount of any funds that Neenah Canada may pay or receive upon settlement of the Ontario Plan is dependent upon, among other things, an actuarial determination of the value of the obligations being settled, the cost of annuity contracts and employee elections. The Company does not, however, currently anticipate any additional funding will be required to settle the Ontario Plan.

For the three and nine months ended September 30, 2007, discontinued operations in the condensed consolidated statements of operations primarily reflect costs associated with the employee benefit liabilities retained by Neenah Canada. The results of operations of Terrace Bay are reflected as discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2006. The following table presents the results of discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales, net of intersegment sales	$—	$2.2	$—	$46.0
Discontinued Operations:
Loss from operations	$(1.7)	$(30.3)	$(3.7)	$(46.0)
Loss on disposal	—	(0.5)	—	(6.5)
Loss before income taxes	(1.7)	(30.8)	(3.7)	(52.5)
Benefit for income taxes	0.6	11.8	1.4	20.1
Loss from discontinued operations	$(1.1)	$(19.0)	$(2.3)	$(32.4)

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

Cash Flow Hedges

As of September 30, 2007, the Company had outstanding foreign currency forward exchange contracts designated as cash flow hedges of U.S. dollar denominated pulp sales in a notional amount of $17 million Canadian dollars. The fair value of the contracts was a current asset of $2.4 million U.S. dollars. The weighted-average exchange rate for the foreign currency contracts at September 30, 2007 was $0.864 U.S. dollars per Canadian dollar. The contracts extend through February 2008 with the highest value of contracts maturing in October 2007. The Company recorded net pre-tax gains of $2.0 million and $4.6 million on foreign currency contracts as the forecasted transactions occurred in the three and nine months ended September 30, 2007, respectively.  The Company recorded net pre-tax gains of $2.3 million and $8.6 million on foreign currency contracts as the forecasted transactions occurred in the three and nine months ended September 30, 2006, respectively. Realized gains and losses on foreign currency forward exchange contracts are recorded in Other (income) expense - net on the condensed consolidated statements of operations. Pre-tax gains of $0.2 million and $2.6 million on foreign currency forward exchange contracts related to the operations of Terrace Bay were recorded in Loss from discontinued operations for the three and nine months ended September 30, 2006.

During 2006 and 2005, the Company entered into a series of pulp futures contracts to hedge fluctuations in pulp prices through December 2006.  Subsequent to December 31, 2006, the Company had no outstanding pulp future contracts. For the three and nine months ended September 30, 2006, the Company recorded net pre-tax losses of $4.2 million and $8.2 million on pulp futures contracts as the forecasted transactions occurred. Realized gains and losses on pulp derivatives are recorded in Net sales on the condensed consolidated statements of operations. Losses of $1.5 million on pulp futures contracts related to the operations of Terrace Bay were recorded in Loss from discontinued operations for the nine months ended September 30, 2006. No amounts were recorded in Loss from discontinued operations for the three months ended September 30, 2006.

For the three months and nine months ended September 30, 2007, changes in the fair value of the Company’s derivative instruments were reflected in other comprehensive income. If future market rates are consistent with the rates assumed at September 30, 2007, a net pre-tax gain of approximately $2.4 million (or $1.5 million after-tax) is expected to be recognized in earnings during the next 12 months.

Foreign Currency Transactions

Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in Other (income)—net in the condensed consolidated statements of operations. Net foreign currency transaction losses for the three and nine months ended September 30, 2007 were $0.6 million and $1.9 million, respectively. Net foreign currency transaction gains (losses) for the three and nine months ended September 30, 2006 were $6 thousand and $(0.8) million, respectively. Gains (losses) of $21 thousand and $(0.4) million on foreign currency transactions related to the operations of Terrace Bay were recorded in Loss from discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2006.

Note 7. Inventories

The following presents inventories by major class:

	September 30, 2007	December 31, 2006

Inventories by Major Class:
Raw materials	$26.2	$24.2
Work in progress	19.5	11.1
Finished goods	68.5	44.5
Supplies and other	5.5	3.4
	119.7	83.2
Excess of FIFO over LIFO cost	(8.6)	(8.3)
Total	$111.1	$74.9

The FIFO values of total inventories valued on the LIFO method were $76.5 million and $37.9 million at September 30, 2007 and December 31, 2006, respectively.

Note 8. Debt

Long-term debt is as follows:

	September 30, 2007	December 31, 2006
Senior Notes (7.375% fixed rate) due 2014	$225.0	$225.0
Revolving bank credit facility (variable rates) due 2010	74.7	57.3
Term Loan (variable rates) due in 13 equal quarterly installments beginning November 2007	25.0	—
Third-party financing (7.375% fixed rate) due in quarterly
installments through December 2007	0.3	1.3
Neenah Germany project financing (3.8% fixed rate) due in 16 equal semi-annual installments beginning June 2009	14.2	—
Total debt	339.2	283.6
Less: Debt payable within one year	8.0	1.3
Long-term debt	$331.2	$282.3

Principal Payments

The following table presents the Company’s required debt payments:

	2007	2008	2009	2010	2011	2012	Thereafter	Total
Debt payments	$2.3	$7.7	$9.5	$84.1	$1.8	$1.7	$232.1	$339.2

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

In March 2007, the Company entered into the Fourth Amendment (the “Fourth Amendment”) to the Initial Credit Agreement (the Initial Credit Agreement as amended, the “Credit Agreement”). Except as generally described herein, the Fourth Amendment retained the terms of the amended Initial Credit Agreement. The Fourth Amendment, among other things, (i) increased the Company’s secured revolving line of credit from $165 million to $180 million and (ii) made other definitional, administrative and covenant modifications to the amended Initial Credit Agreement. Despite the increase in the total commitment to $180 million, the Company’s ability to borrow under the Revolver is currently limited to the lowest of (a) $180 million, (b) the Company’s borrowing base (as determined in accordance with the Credit Agreement), and (c) the applicable cap on the amount of “credit facilities” under the indenture.

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

As of September 30, 2007, the Company’s available borrowing capacity under the Credit Agreement was $180 million. The weighted-average interest rate on outstanding borrowings was 7.3 percent per annum. Borrowing availability under the Revolver is reduced by outstanding letters of credit and reserves for certain other items as defined in the Credit Agreement. Availability under the Credit Agreement will fluctuate over time depending on the value of the Company’s inventory, receivables and various capital assets. As of September 30, 2007, the Company had approximately $1.6 million of letters of credit outstanding and $103.7 million of borrowing availability under the Revolver. Interest on amounts borrowed under the Revolver is paid monthly.

In October 2007, the Company entered into the Fifth Amendment (the “Fifth Amendment”) to the Initial Credit Agreement (the Initial Credit Agreement as amended, the “Credit Agreement”). Except as generally described herein, the Fifth Amendment retained the terms of the amended Initial Credit Agreement. The Fifth Amendment increased the Company’s secured revolving line of credit from $180 million to $210 million. Despite the increase in the total commitment to $210 million, the Company’s ability to borrow under the Revolver is limited to the lowest of (a) $210 million, (b) the Company’s borrowing base (as determined in accordance with the Credit Agreement), and (c) the applicable cap on the amount of “credit facilities” under the indenture for the Senior Notes.

The Credit Agreement contains events of default customary for financings of this type, including failure to pay principal or interest, materially false representations or warranties, failure to observe covenants and other terms of the Credit Agreement, cross-defaults to other indebtedness, bankruptcy, insolvency, various ERISA violations, the incurrence of material judgments and changes in control. As of September 30, 2007 no events of default had occurred.

Term Loan

In March 2007, the Company entered into an agreement by and among the Company, certain of its subsidiaries and JP Morgan Chase Bank, N.A. (the “Term Loan Agreement”) to borrow up to $25 million (the “Term Loan”). As of September 30, 2007, the weighted-average interest rate on outstanding Term Loan borrowings was 7.6 percent per annum. Term Loan borrowings were used to repay outstanding Revolver borrowings. The Term Loan is secured by substantially all of the property, plant and equipment acquired by the Company in the acquisition of Fox River and is fully and unconditionally guaranteed by substantially all of the Company’s other subsidiaries, except Neenah Germany. Principal payments on the Term Loan are due in thirteen equal quarterly installments beginning in November 2007. Amounts outstanding under the Term Loan may be repaid, in whole or in part, at any time without premium or penalty except that LIBOR Borrowings (as defined below) may not be partially repaid such that less than $3.0 million of LIBOR Borrowings are outstanding. The Term Loan Agreement terminates in November 2010.

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

Other Financing

In December 2006, Neenah Germany entered into an agreement with HypoVereinsbank and IKB Deutsche Industriebank AG (the “Lenders”) to provide project financing for the construction of a saturator. As of September 30, 2007, €10.0 million ($14.2 million) was outstanding under this agreement. The Company’s use of proceeds under the loan agreement is restricted to the payment of costs incurred pursuant to construction of the saturator. As of September 30, 2007, Neenah Germany had no restricted cash related to such borrowings.

Neenah Germany has an unsecured revolving line of credit (the “Line of Credit”) with HypoVereinsbank that provides for borrowings of up to €15 million for general corporate purposes. As of September 30, 2007, no amounts were outstanding under the Line of Credit.

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

The following table presents the components of net periodic benefit cost:

Components of Net Periodic Benefit Cost

	Pension Benefits		Post-Employment Benefits Other than Pensions
	Three Months Ended September 30,
	2007	2006	2007	2006
Service cost	$2.3	$1.8	$0.6	$0.5
Interest cost	7.3	5.4	0.7	1.0
Expected return on plan assets (a)	(7.6)	(7.5)	—	—
Recognized net actuarial loss	1.3	1.9	1.0	0.3
Amortization of unrecognized transition liability	(0.1)	(0.1)	—	—
Amortization of prior service cost (credit)	0.5	0.4	(1.8)	0.1
Net periodic benefit cost	3.7	1.9	0.5	1.9
Less: Costs (benefits) related to discontinued operations (b) (c)	1.0	(0.2)	—	0.6
Net periodic benefit cost related to continuing operations	$2.7	$2.1	$0.5	$1.3

	Pension Benefits		Post-Employment Benefits Other than Pensions
	Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$6.7	$6.2	$1.8	$1.6
Interest cost	20.4	17.1	1.8	3.1
Expected return on plan assets (a)	(21.2)	(23.4)	—	—
Recognized net actuarial loss	3.7	6.0	2.8	1.2
Amortization of unrecognized transition liability	(0.2)	(0.2)	—	—
Amortization of prior service cost (credit)	1.3	1.2	(4.9)	0.3
Net periodic benefit cost	10.7	6.9	1.5	6.2
Less: Costs related to discontinued operations (b) (c)	2.7	0.4	—	2.4
Net periodic benefit cost related to continuing operations	$8.0	$6.5	$1.5	$3.8

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

Based on exchange rates at September 30, 2007, the Company expects to contribute approximately $8 million to its pension trusts in 2007, of which approximately $6.3 million was paid in the nine months ended September 30, 2007. Based on exchange rates at September 30, 2007, the Company expects to pay pension benefits for Neenah Germany retirees of approximately $1.7 million in 2007, of which approximately $1.1 million was paid in the nine months ended September 30, 2007. Estimated contributions to the Company’s pension trusts do not include any estimate of amounts necessary to settle the Ontario Plan. See Note 5, “Discontinued Operations.”

Note 10. Stock Compensation Plan

The Company adopted and established the 2004 Omnibus Stock and Incentive Plan (the “Omnibus Plan”) in December 2004. As of September 30, 2007, approximately 1,655,000 shares of Common Stock were reserved for future issuance under the Omnibus Plan. The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS 123R”).

Valuation and Expense Information

Substantially all stock-based compensation expense is recorded in Selling, general and administrative expenses on the condensed consolidated statements of operations. The following table presents stock-based compensation expense for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock-based compensation expense	$1.6	$1.2	$5.1	$3.9
Income tax benefit	(0.7)	(0.5)	(2.0)	(1.5)
Stock-based compensation, net of income tax benefit	$0.9	$0.7	$3.1	$2.4

The following table summarizes total compensation costs related to the Company’s equity awards and amounts recognized in the nine months ended September 30, 2007.

		Stock Options	Restricted Stock
Unrecognized compensation cost — December 31, 2006		$3.3	$2.2
Add:	Grant date fair value current year grants (a)	2.5	3.3
Less:	Compensation expense recognized (a)	3.3	1.8
Less:	Grant date fair value of shares forfeited	—	0.1
Unrecognized compensation cost — September 30, 2007		$2.5	$3.6
Expected amortization period (in years)		1.8	2.0

(a)          The grant date fair value of current year stock awards and compensation expense recognized each include $0.1 million related to a change in the Company’s estimate for forfeitures and $0.2 million related to the modification of certain awards.

Stock Options

As of September 30, 2007, the Company had 1,488,000 stock options outstanding with an aggregate intrinsic value of $2.4 million. As of December 31, 2006, the Company had 1,379,000 stock options outstanding with an aggregate intrinsic value of $5.5 million.

For the nine months ended September 30, 2007, the Company awarded nonqualified stock options to purchase 163,425 shares of common stock to Long-Term Incentive Plan (the “LTIP”) participants. In addition, for the nine months ended September 30, 2007, the Company awarded nonqualified stock options to purchase 9,360 shares of common stock to members of its board of directors. For the nine months ended September 30, 2007, the weighted-average exercise price of nonqualified stock option awards was $37.23 per share. The exercise price of the options was equal to the market price of the Company’s common stock on the date of grant. The options expire in ten years and, in general, one-third vest on each of the first three anniversaries of the date of grant. The weighted-average grant date fair value for stock options granted during the nine months ended September 30, 2007 was $14.20 per share and was estimated using the Black-Scholes option valuation model with the following assumptions:

Nine Months Ended
September 30, 2007
Expected life in years	5.9
Interest rate	4.7%
Volatility	35.5%
Dividend yield	1.1%

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

The aggregate pre-tax intrinsic value of stock options exercised during the nine months ended September 30, 2007 and 2006 was $1.7 million and $57 thousand, respectively. As of September 30, 2007, 970,000 stock options were exercisable with an aggregate intrinsic value of $1.9 million. As of December 31, 2006, 962,000 stock options were exercisable with an aggregate intrinsic value of $3.8 million.

For the nine months ended September 30, 2007, the aggregate grant date fair value of options vested was $1.6 million. As of September 30, 2007, certain participants met age and service requirements that allowed their options to qualify for accelerated vesting upon retirement. As of September 30, 2007, LTIP participants held options to purchase 91,717 shares of common stock that would have been exercisable if they had retired as of such date. The aggregate grant date fair value of these options, which were subject to accelerated vesting, was $1.2 million. Stock options subject to accelerated vesting for expense recognition become exercisable according to the contract terms of the stock option grant.

As of September 30, 2007, the grant date fair value and aggregate intrinsic value of 1,439,000 stock options that were vested or expected to vest was $12.21 per share and $2.4 million, respectively. As of December 31, 2006, the grant date fair value and aggregate intrinsic value of 1,379,000 stock options that were vested or expected to vest was $11.72 per share and $5.5 million, respectively.

The following table summarizes the status of the Company’s unvested stock options as of September 30, 2007 and activity for the nine months ended September 30, 2007:

		Number of	Weighted-Average
		Stock Options	Grant Date Fair Value
Outstanding — December 31, 2006		379,396	$12.98
Add:	Options granted	172,785	$15.93
Less:	Options vested	163,539	$13.20
Less:	Options forfeited/cancelled	2,575	$14.73
Outstanding — September 30, 2007		386,067	$13.46

Performance Shares

During the nine months ended September 30, 2007, the Company made a target award of 53,300 Performance Shares (net of 2,700 Performance Shares forfeited due to termination of employment) to LTIP participants. The measurement period for the Performance Shares is January 1, 2007 through December 31, 2009. Common stock equal to between 30 percent and 250 percent of the performance share target will be awarded based on the Company’s growth in earnings before interest, taxes, depreciation and amortization (“EBITDA”) minus a capital charge and total return to shareholders relative to a peer group of companies and the Russell 2000® Value Small-Cap Index. The weighted-average grant date fair value for the Performance Shares was $57.94 per share (which represents the grant date market price of the Company’s common stock of $36.51 per share multiplied by the probability weighted expected payout of approximately 1.6 shares of common stock for each Performance Share) and was estimated using a “Monte Carlo” simulation technique. Compensation cost is recognized pro rata over the vesting period.

Note 11. Goodwill and Other Intangible Assets

The following table presents changes in the carrying amount of goodwill for the nine months ended September 30, 2007. All of such goodwill is reported in the Technical Products segment.

Technical Products
Balance at December 31, 2006	$92.0
Foreign currency translation	7.4
Other (a)	2.1

Balance at September 30, 2007	$101.5

(a)             Primarily reflects payment to FiberMark for actual working capital acquired for Neenah Germany (Note 4).

The following table presents the gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization.

	September 30, 2007		December 31, 2006
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets
Customer based intangibles	$17.7	$(1.1)	$16.2	$(0.2)
Trade names and trademarks	6.2	(0.6)	5.3	(0.1)
Acquired technology	1.1	(0.1)	1.1	—
Total	25.0	(1.8)	22.6	(0.3)
Unamortizable intangible assets:
Trade names	11.1	—	7.2	—

Total	$36.1	$(1.8)	$29.8	$(0.3)

The increase in intangible assets at September 30, 2007 is primarily due to approximately $4.0 million of intangible assets acquired in the Fox River acquisition. The intangible assets acquired are reported within the Fine Paper segment. See Note 13, “Segments.”  Of the $4.0 million of acquired intangible assets identified in the preliminary purchase price allocation, $0.3 million was assigned to registered trade names and trademarks with definite lives and is being amortized over a weighted average useful life of 7.5 years. The remaining balance of intangible assets acquired of $3.7 million was assigned to registered trade names and trademarks with indefinite lives. Intangible assets at December 31, 2006 were acquired in the acquisition of Neenah Germany. For the three and nine months ended September 30, 2007, amortization expense related to intangible assets was $0.4 million and $1.4 million, respectively. The Company had no amortizable intangible assets for the three and nine months ended September 30, 2006. Estimated annual amortization expense for each of the next five years is approximately $1.7 million.

Note 12. Contingencies and Legal Matters

Litigation

In December 2006, certain retirees of Neenah Canada brought a proposed class action lawsuit against Neenah Canada, the Company and Kimberly-Clark Inc. alleging the wrongful reduction and/or elimination of certain retiree benefits following Neenah Canada’s transfer of the Terrace Bay pulp and woodlands operations to Terrace Bay Pulp Inc. and Eagle Logging Inc.  The plaintiffs allege that the Company and Neenah Canada have breached a contract to provide benefits, breached their fiduciary duty to the plaintiffs and have made negligent misrepresentations regarding retiree benefits. The purported class has not been certified. The plaintiffs are seeking unspecified damages for the value of the loss of retiree medical and health benefits (and/or reinstatement of the reduced/eliminated benefits), plus punitive damages in the amount of $5.0 million Canadian dollars. At this stage of the proceedings, while an adverse outcome of such litigation could be material, the Company believes that any potential liability for such claims is neither probable nor estimable.  The Company and Neenah Canada believe they have adequate defenses against such claims and will vigorously defend the litigation.

In February 2007, certain former employees of Neenah Canada who were previously employed in Neenah Canada’s Longlac woodlands operations brought suit against the Company and Neenah Canada in the Ontario (Canada) Superior Court of Justice for damages. The plaintiffs claim to have suffered from an alleged wrongful termination of employment by Neenah Canada occurring on or about August 21, 2006. Eagle Logging Inc. (the purchaser of Neenah Canada’s Longlac woodlands assets on August 29, 2006), Terrace Bay Pulp Inc. (the purchaser of Neenah Canada’s Terrace Bay pulp mill), Buchanan Forest Products Ltd., Lucky Star Holdings Inc. (each affiliates of Eagle Logging Inc. and Terrace Bay Pulp Inc.), Kimberly-Clark Corporation and Kimberly-Clark Inc. have also been named in the lawsuit. The lawsuit seeks damages for severance and notice pay under Ontario law, as well as damages for wrongful termination, breach of contract, conspiracy and punitive damages, among other things. Eagle Logging Inc. and certain affiliated companies have agreed to indemnify and hold the Company and Neenah Canada harmless from claims and damages arising from the termination of woodlands employees prior to the acquisition of Neenah Canada’s woodlands assets by Eagle Logging Inc. in 2006. The Company and Neenah Canada believe they have adequate defenses against such claims and will vigorously defend the litigation.

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

Indemnifications

In conjunction with the transfer of Terrace Bay (see Note 5, “Discontinued Operations”), the Company entered into a pulp manufacturing agreement (the “Pulp Manufacturing Agreement”) with Terrace Bay Pulp Inc. (“TBPI”).  Pursuant to the Pulp Manufacturing Agreement, the Company has agreed to sell pulp manufactured by TBPI to satisfy the Company’s supply obligations under an amended and restated pulp supply agreement with Kimberly-Clark (as amended and restated, the “Pulp Supply Agreement”). The price paid by the Company under the Pulp Manufacturing Agreement will equal the price paid by Kimberly-Clark pursuant to the Pulp Supply Agreement. TBPI has agreed to perform substantially all of the Company’s obligations under the Pulp Supply Agreement and, together with three of its affiliated companies, to indemnify and hold the Company harmless for any claims arising from Terrace Bay’s failure to so perform. The Pulp Manufacturing Agreement will terminate in December 2010 or sooner by mutual agreement by the parties or upon the occurrence of certain events (as defined in the Pulp Manufacturing Agreement).  In June 2007, the Company notified Kimberly-Clark of its intention to terminate its obligation to supply pulp from Terrace Bay under the Pulp Supply Agreement in June 2008.  As a result, the Pulp Manufacturing Agreement will terminate contemporaneously with the Terrace Bay portion of the Pulp Supply Agreement in June 2008. The Company does not believe that it has any liability under the Pulp Supply Agreement.

For the three and nine months ended September 30, 2007, the Company did not recognize revenue or cost in its condensed consolidated statements of operations for the pulp manufactured by TBPI at Terrace Bay for sale to Kimberly-Clark.  The Company receives payments from Kimberly-Clark for Kimberly-Clark’s purchases of pulp from TBPI and immediately remits such payments to TBPI.  In general, Kimberly-Clark pays for such pulp purchase in approximately 45 days following receipt of the product.  Due to the Company’s pulp purchase and sale agreements with TBPI and Kimberly-Clark, respectively, at any balance sheet date the Company has equal accounts receivable from Kimberly-Clark and accounts payable to TBPI for such pulp shipments.  As of September 30, 2007, the Company had a receivable from Kimberly-Clark for $18.9 million recorded in Accounts receivable on the condensed consolidated balance sheet and an equal payable to TBPI recorded in Accounts payable.

The Company is liable for taxes due for tax returns filed by Neenah Germany for periods prior to the acquisition (see Note 4, “Acquisitions”). Pursuant to the terms of the purchase agreement, FiberMark has agreed to indemnify the Company for the Euro value of such taxes and a portion of the purchase price has been reserved in an escrow account to fund the indemnification. The Company believes it is probable that Neenah Germany is liable for approximately €4.1 million ($5.8 million) in additional taxes and recognized a liability for the benefit of this uncertain income tax position at the acquisition date. As of September 30, 2007, the Company has a current liability in Accrued income taxes on the condensed consolidated balance sheet for such potential additional taxes.  The Company has also recognized a receivable in an equal amount in Prepaid and other current assets on the condensed consolidated balance sheet for the value of the indemnification.  The Company does not believe its liability for such taxes is in excess of the escrow amount.

Pursuant to the Distribution Agreement, the Pulp Supply Agreement, the Employee Matters Agreement and the Tax Sharing Agreement, the Company has agreed to indemnify Kimberly-Clark for certain liabilities or risks related to the Spin-Off. Many of the potential indemnification liabilities under these agreements are unknown, remote or highly contingent. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable agreement. For these reasons, the Company is unable to estimate the maximum potential amount of the possible future liability under the indemnity provisions of these agreements. The Company accrues for any potentially indemnifiable liability or risk under these agreements for which it believes a future payment is probable and a range of loss can be reasonably estimated. As of September 30, 2007, management believes the Company’s liability under such indemnification obligations was not material to the consolidated financial statements.

Employees and Labor Relations

Hourly employees at the Pictou pulp mill are represented by the Communications, Energy and Paperworkers Union of Canada pursuant to a collective bargaining agreement expiring in May 2009.

Hourly employees at the Neenah, Whiting and Munising paper mills are represented by the United Steelworkers Union (the “USW”). The collective bargaining agreements for the Neenah, Whiting and Munising paper mills expire on February 1, 2009, July 1, 2009 and July 15, 2009, respectively. Additionally, these mills have bargained jointly with the union on pension matters. The Neenah Paper Joint Pension Bargaining Agreement expired in June 2007. In September 2007, the Company and the union entered into a new agreement governing pension matters that expires in 2019.

As of September 30, 2007, Fox River had approximately 310 hourly and 130 salaried regular full-time employees all of whom were located in the United States. Hourly employees at the Ripon paper mill are represented by a local of the Association of Western Pulp and Paper Workers pursuant to a collective bargaining agreement that expires in April 2010. Hourly employees at the Appleton and Urbana paper mills and the Appleton distribution center are represented by locals of the USW. The collective bargaining agreements for the Appleton distribution center and the Urbana paper mill expire in November 2008 and May 2009, respectively. In October 2007, hourly employees at the Appleton paper mill, represented by locals of the USW and the Company ratified a new collective bargaining agreement expiring on May 31, 2010. Retroactive application of the Appleton mill contract terms were recognized in previously recorded compensation costs for the nine months ended September 30, 2007. As of September 30, 2007, all hourly employees at the Housatonic mill represented by locals of the USW had been terminated.

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

Note 13. Business Segment Information

The Company reports its operations in three segments: Fine Paper, Technical Products and Pulp. The fine paper business is a leading producer of premium writing, text, cover and specialty papers. The technical products business is a leading producer of transportation and other filter media; durable, saturated and coated base papers for a variety of end uses and nonwoven wall coverings. The pulp business consists of a mill and related woodlands, which produces primarily northern bleached softwood. Each segment requires different technologies and marketing strategies. Corporate expenses that are identifiable as directly supporting the operations of the business segments are allocated to the business segments. General corporate expenses that do not directly support the operations of the business segments are shown as Unallocated corporate costs. Disclosure of segment information is on the same basis that management uses internally for evaluating segment performance and allocating resources.

The following table summarizes the net sales, operating income and total assets for each of the Company’s business segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales
Fine Paper	$95.3	$53.8	$271.2	$169.2
Technical Products	99.9	33.5	303.1	100.3
Pulp	56.7	54.2	160.7	149.4
Intersegment sales	—	(0.1)	(0.3)	(1.8)
Consolidated	$251.9	$141.4	$734.7	$417.1

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating income (loss)
Fine Paper	$9.3	$12.8	$34.9	$43.9
Technical Products	3.2	0.9	22.1	5.8
Pulp (a) (b)	6.7	(0.3)	8.6	119.2
Unallocated corporate costs	(2.9)	(2.9)	(10.3)	(9.5)
Consolidated	$16.3	$10.5	$55.3	$159.4

(a)   Results for the three and nine months ended September 30, 2006, include $1.5 million and $124.1 million, respectively, for the gain on sale of woodlands.

(b)   Results for the three and nine months ended September 30, 2007, include $1.6 million and $4.5 million, respectively, for amortization of the deferred portion of the gain on sale of woodlands.

	September 30, 2007	December 31, 2006
Total Assets
Fine Paper	$214.7	$111.0
Technical Products	456.6	394.1
Pulp	228.3	202.6
Unallocated coprorate and intersegment items	32.2	37.0
Total	$931.8	$744.7

Note 14. Condensed Consolidating Financial Information

Neenah Paper Michigan, Inc., Neenah Paper FR, LLC, Neenah Paper FVC, Inc., Neenah Paper Company of Canada, Neenah Paper International Holding Company, LLC, NPCC Holding Company, LLC and Neenah Paper International, LLC, (the “Guarantor Subsidiaries”) guarantee the Company’s Senior Notes. The Guarantor Subsidiaries are 100 percent owned by the Company and all guarantees are full and unconditional. As of December 31, 2006, Neenah Paper Sales, Inc. which was a subsidiary guarantor was merged into Neenah Paper, Inc. (the parent company and issuer of the Senior Notes).  The following condensed consolidating financial information is presented in lieu of consolidated financial statements for the Guarantor Subsidiaries as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2007

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$54.6	$131.3	$66.0	$—	$251.9
Cost of products sold	40.3	120.7	58.2	—	219.2
Gross profit	14.3	10.6	7.8	—	32.7
Selling, general and administrative expenses	10.2	6.2	4.1	—	20.5
Gain on sale of woodlands	—	(1.6)	—	—	(1.6)
Other income - net	(0.1)	(2.2)	(0.2)	—	(2.5)
Operating income	4.2	8.2	3.9	—	16.3
Equity in earnings of subsidiaries	(16.6)	—	—	16.6	—
Interest expense-net	5.8	0.7	(0.1)	—	6.4
Income from continuing operations before income taxes	15.0	7.5	4.0	(16.6)	9.9
(Benefit) provision for income taxes	(0.4)	1.7	(7.9)	—	(6.6)
Income from continuing operations	15.4	5.8	11.9	(16.6)	16.5
Loss from discontinued operations	—	(1.1)	—	—	(1.1)
Net income	$15.4	$4.7	$11.9	$(16.6)	$15.4

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2006

	Neenah Paper, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$21.7	$136.4	$(16.7)	$141.4
Cost of products sold	16.7	121.4	(16.7)	121.4
Gross profit	5.0	15.0	—	20.0
Selling, general and administrative expenses	1.5	11.6	—	13.1
Gain on sale of woodlands	—	(1.5)	—	(1.5)
Other income - net	—	(2.1)	—	(2.1)
Operating income	3.5	7.0	—	10.5
Equity in losses of subsidiaries	15.0	—	(15.0)	—
Interest expense-net	2.4	0.4	—	2.8
Income from continuing operations before income taxes	(13.9)	6.6	15.0	7.7
Provision for income taxes	0.5	2.6	—	3.1
Income from continuing operations	(14.4)	4.0	15.0	4.6
Loss from discontinued operations	—	(19.0)	—	(19.0)
Net loss	$(14.4)	$(15.0)	$15.0	$(14.4)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2007

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$166.4	$370.5	$198.1	$(0.3)	$734.7
Cost of products sold	116.8	343.1	168.2	(0.3)	627.8
Gross profit	49.6	27.4	29.9	—	106.9
Selling, general and administrative expenses	30.7	18.5	11.1	—	60.3
Gain on sale of woodlands	—	(4.5)	—	—	(4.5)
Other income - net	(0.2)	(3.6)	(0.4)	—	(4.2)
Operating income	19.1	17.0	19.2	—	55.3
Equity in earnings of subsidiaries	(32.2)	—	—	32.2	—
Interest expense-net	16.9	2.0	—	—	18.9
Income from continuing operations before income taxes	34.4	15.0	19.2	(32.2)	36.4
(Benefit) provision for income taxes	1.7	4.4	(4.7)	—	1.4
Income from continuing operations	32.7	10.6	23.9	(32.2)	35.0
Loss from discontinued operations	—	(2.3)	—	—	(2.3)
Net income	$32.7	$8.3	$23.9	$(32.2)	$32.7

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2006

	Neenah Paper, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$67.9	$418.9	$(69.7)	$417.1
Cost of products sold	52.6	364.6	(69.7)	347.5
Gross profit	15.3	54.3	—	69.6
Selling, general and administrative expenses	4.7	35.3	—	40.0
Gain on sale of woodlands	—	(124.1)	—	(124.1)
Other income - net	(0.1)	(5.6)	—	(5.7)
Operating income	10.7	148.7	—	159.4
Equity in earnings of subsidiaries	(59.6)	—	59.6	—
Interest expense-net	10.3	1.1	—	11.4
Income from continuing operations before income taxes	60.0	147.6	(59.6)	148.0
Provision for income taxes	0.2	55.6	—	55.8
Income from continuing operations	59.8	92.0	(59.6)	92.2
Loss from discontinued operations	—	(32.4)	—	(32.4)
Net income	$59.8	$59.6	$(59.6)	$59.8

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2007

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$(2.6)	$1.9	$6.9	$—	$6.2
Accounts receivable, net	21.1	84.6	45.9	—	151.6
Inventories	22.0	60.1	29.0	—	111.1
Other receivables	2.5	—	11.1	—	13.6
Intercompany amounts receivable	52.2	3.9	—	(56.1)	—
Prepaid and other current assets	4.4	21.9	3.5	—	29.8
Total current assets	99.6	172.4	96.4	(56.1)	312.3
Property, plant and equipment, at cost	249.8	463.5	180.2	—	893.5
Less accumulated depreciation	154.2	313.5	12.2	—	479.9
Property, plant and equipment — net	95.6	150.0	168.0	—	413.6
Investments In Subsidiaries	447.9	—	—	(447.9)	—
Deferred Income Taxes	(1.9)	58.2	—	—	56.3
Goodwill	—	—	101.5	—	101.5
Intangible Assets, net	—	4.0	30.3	—	34.3
Other Assets	8.9	4.2	0.7	—	13.8
TOTAL ASSETS	$650.1	$388.8	$396.9	$(504.0)	$931.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$8.0	$—	$—	$—	$8.0
Accounts payable	13.4	45.2	25.6	—	84.2
Intercompany amounts payable	3.9	52.2	—	(56.1)	—
Accrued salaries and employee benefits	6.3	15.8	6.2	—	28.3
Accrued income taxes	0.8	(0.7)	15.0	—	15.1
Accrued expenses	13.0	14.0	—	—	27.0
Total current liabilities	45.4	126.5	46.8	(56.1)	162.6
Long-term Debt	317.0	—	14.2	—	331.2
Deferred Income Taxes	—	—	28.5	—	28.5
Noncurrent Employee Benefits	23.5	71.4	38.1	—	133.0
Other Noncurrent Obligations	2.1	11.7	0.6	—	14.4
TOTAL LIABILITIES	388.0	209.6	128.2	(56.1)	669.7
STOCKHOLDERS’ EQUITY	262.1	179.2	268.7	(447.9)	262.1
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$650.1	$388.8	$396.9	$(504.0)	$931.8

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2006

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$0.1	$0.5	$1.0	$—	$1.6
Accounts receivable, net	18.2	61.6	32.7	—	112.5
Inventories	17.0	30.2	27.7	—	74.9
Other receivables	3.3	—	10.3	—	13.6
Intercompany amounts receivable	33.6	—	—	(33.6)	—
Prepaid and other current assets	4.6	13.1	2.1	—	19.8
Total current assets	76.8	105.4	73.8	(33.6)	222.4
Property, plant and equipment, at cost	244.2	376.7	147.2	—	768.1
Less accumulated depreciation	145.0	264.9	2.6	—	412.5
Property, plant and equipment — net	99.2	111.8	144.6	—	355.6
Investments In Subsidiaries	341.8	—	—	(341.8)	—
Deferred Income Taxes	(3.7)	36.4	—	—	32.7
Goodwill	—	—	92.0	—	92.0
Intangible Assets, net	—	—	29.5	—	29.5
Other Assets	9.3	2.7	0.5	—	12.5
TOTAL ASSETS	$523.4	$256.3	$340.4	$(375.4)	$744.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$1.3	$—	$—	$—	$1.3
Accounts payable	13.7	37.3	23.7	—	74.7
Intercompany amounts payable	—	33.6	—	(33.6)	—
Accrued salaries and employee benefits	8.1	15.5	3.0	—	26.6
Accrued income taxes	—	—	10.2	—	10.2
Accrued expenses	6.5	8.9	1.3	—	16.7
Total current liabilities	29.6	95.3	38.2	(33.6)	129.5
Long-term Debt	282.3	—	—	—	282.3
Deferred Income Taxes	—	—	35.8	—	35.8
Noncurrent Employee Benefits	24.2	50.4	34.6	—	109.2
Other Noncurrent Obligations	2.4	0.6	—	—	3.0
TOTAL LIABILITIES	338.5	146.3	108.6	(33.6)	559.8
STOCKHOLDERS’ EQUITY	184.9	110.0	231.8	(341.8)	184.9
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$523.4	$256.3	$340.4	$(375.4)	$744.7

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2007

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income	$32.7	$8.3	$23.9	$(32.2)	32.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11.3	11.9	10.3	—	33.5
Stock-based compensation	4.6	0.2	0.3	—	5.1
Deferred income tax (benefit) provision	(2.0)	1.5	(9.7)	—	(10.2)
Gain on sale of woodlands	—	(4.5)	—	—	(4.5)
Loss on asset dispositions	0.2	—	—	—	0.2
Increase in working capital, net of effects of acquisitions	0.9	(7.2)	(6.2)	—	(12.5)
Excess tax benefit from stock-based compensation	(0.5)	—	—	—	(0.5)
Equity in earnings of subsidiaries	(32.2)	—	—	32.2	—
Pension and other post-employment benefits	0.4	(1.1)	1.7	—	1.0
Other	(0.1)	(0.5)	0.3	—	(0.3)
NET CASH PROVIDED BY OPERATING ACTIVITIES	15.3	8.6	20.6	—	44.5
INVESTING ACTIVITIES
Capital expenditures	(10.0)	(7.9)	(19.3)	—	(37.2)
Acquisition cost of Fox River, net of cash acquired	(54.7)	—	—	—	(54.7)
Additional acquisition cost of Neenah Germany	(1.5)	—	—	—	(1.5)
Other	—	(0.4)	0.1	—	(0.3)
NET CASH USED IN INVESTING ACTIVITIES	(66.2)	(8.3)	(19.2)	—	(93.7)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	62.2	—	13.3	—	75.5
Debt issuance costs	(1.0)	—	—	—	(1.0)
Repayments of long-term debt	(20.8)	—	—	—	(20.8)
Short-term borrowings	—	—	4.8	—	4.8
Repayments of short-term debt	—	—	(5.0)	—	(5.0)
Cash dividends paid	(4.5)	—	—	—	(4.5)
Proceeds from exercise of stock options	3.7	—	—	—	3.7
Excess tax benefit from stock-based compensation	0.5	—	—	—	0.5
Other	(0.1)	—	—	—	(0.1)
Intercompany transfers - net	8.2	0.8	(9.0)	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	48.2	0.8	4.1	—	53.1
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	0.3	0.4	—	0.7
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2.7)	1.4	5.9	—	4.6
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	0.1	0.5	1.0	—	1.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$(2.6)	$1.9	$6.9	$—	$6.2

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2006

	Neenah Paper, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income	$59.8	$59.6	$(59.6)	$59.8
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9.2	11.8	—	21.0
Stock-based compensation	3.7	0.2	—	3.9
Deferred income tax benefit	(5.5)	33.9	—	28.4
Gain on sale of woodlands	—	(124.1)	—	(124.1)
Loss on disposal of Terrace Bay	—	6.5	—	6.5
Loss on other asset dispositions	(0.5)	0.3	—	(0.2)
Decrease in working capital	(10.2)	48.7	—	38.5
Equity in earnings of subsidiaries	(59.6)	—	59.6	—
Pension and other post-employment benefits	2.9	(1.0)	—	1.9
Loss on curtailment and partial settlement of pension plan	—	26.4	—	26.4
Contribution to settle pension liabilities	—	(10.8)	—	(10.8)
Other	(0.6)	2.0	—	1.4
NET CASH PROVIDED BY OPERATING ACTIVITIES	(0.8)	53.5	—	52.7
INVESTING ACTIVITIES
Capital expenditures	(8.0)	(7.4)	—	(15.4)
Net proceeds from sale of woodlands	—	134.8	—	134.8
Payment for transfer of Terrace Bay	—	(18.6)	—	(18.6)
Other	0.3	(1.2)	—	(0.9)
NET CASH PROVIDED BY INVESTING ACTIVITIES	(7.7)	107.6	—	99.9
FINANCING ACTIVITIES
Repayments of long-term debt	(0.9)	—	—	(0.9)
Short-term borrowings	0.6	—	—	0.6
Repayments of short-term debt	(0.5)	—	—	(0.5)
Cash dividends paid	(4.4)	—	—	(4.4)
Proceeds from exercise of stock options	0.4	—	—	0.4
Intercompany transfers - net	160.4	(160.4)	—	—
NET CASH USED BY FINANCING ACTIVITIES	155.6	(160.4)	—	(4.8)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	147.1	0.7	—	147.8
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12.0	0.6	—	12.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$159.1	$1.3	$—	$160.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our financial position as of September 30, 2007 and our results of operations for the three and nine months ended September 30, 2007 and 2006. You should read this discussion in conjunction with our consolidated and combined  financial statements and the notes to those consolidated and combined financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Our operating results for the three months ended September 30, 2007 reflect the benefits of these strategic initiatives as consolidated net sales of $251.9 million were $110.5 million higher than the prior year period primarily due to increased volume from the acquisitions of Neenah Germany and Fox River. Consolidated operating income of $16.3 million for the three months ended September 30, 2007 increased $5.8 million compared to 2006 primarily due to incremental earnings of Neenah Germany, higher average selling prices, particularly prices for softwood pulp at our Pictou mill, and the absence in 2007 of losses on pulp price hedges in the prior year.

These strategic initiatives substantially changed the composition of our business and reduced our exposure to the cyclical pulp market. During the three months ended September 30, 2007, our paper businesses (fine paper and technical products) represented approximately 78 percent of our consolidated net sales. This compares to our paper businesses representing approximately 55 percent of our consolidated net sales for the first quarter of 2006, prior to the transfer of the Terrace Bay pulp operations.

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

The sale qualified for gain recognition under the “full accrual method” described in Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate (“SFAS 66”). As a result, Neenah Canada recognized a pre-tax gain on the sale of approximately $122.6 million and deferred approximately $9.0 million, which represents Neenah Canada’s estimated “maximum exposure to loss” under the FSA.

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

Acquisition of Fox River

In March 2007, we acquired the stock of Fox Valley Corporation and its subsidiary Fox River Paper Company, LLC (collectively, “Fox River”) for $54.7 million in cash (net of cash acquired). Included in such acquisition costs were amounts for the repayment of debt, the payoff of deferred employee compensation obligations of the acquired companies and fees and expenses directly related to the acquisition. We financed the acquisition through a combination of cash and debt drawn against our existing revolving credit facility. The assets acquired as a result of the acquisition of Fox River consist of four U.S. paper mills and various related assets, producing premium fine papers with well-known brands including STARWHITE®, SUNDANCE®, ESSE® and OXFORD®. The acquisition of Fox River strengthens our fine paper business by providing added scale and the ability to offer a broader array of premium branded products and better service to our customers. We believe that the added scale provided by Fox River will result in improved earnings but profit margins that are lower than those historically reported for our existing fine paper business. The results of Fox River are being reported as part of our Fine Paper segment and have been included in our consolidated financial results since the acquisition date.

During the second quarter of 2007, we completed the previously announced permanent closure of the Housatonic mill, located near Great Barrington, Massachusetts.  In June 2007, we announced plans to permanently close the fine paper mill located in Urbana, Ohio (the “Urbana mill”). Manufacturing operations at the Urbana mill ceased in September 2007. Converting operations at the Urbana mill are expected to be phased out over the next six to nine months. The closure of the Housatonic and Urbana mills, will allow us to maximize cost efficiencies by shifting fine paper manufacturing to utilize existing available capacity at our other high quality fine paper mills. In addition, we have substantially completed the process of identifying and notifying certain Fox River sales and administrative employees who will be terminated as the acquired business is integrated with our existing fine paper business.

In conjunction with the acquisition of Fox River, we recorded liabilities of approximately $11.4 million for the cost of post-acquisition restructuring activities in accordance with Emerging Issues Task Force Issue 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination. Such costs include approximately $6.3 million for severance benefits for approximately 340 affected employees, contract termination costs of approximately $3.4 million and approximately $1.7 million for environmental clean-up and monitoring costs. For the nine months ended September 30, 2007, we made termination benefit payments of approximately $2.5 million to 230 employees. Pursuant to the terms of employment agreements with certain former Fox River executives, approximately $2.2 million in severance benefits will be paid over a period of 18 to 36 months from the date of acquisition. For the nine months ended September 30, 2007, we made payments of approximately $0.5 million under such agreements. We expect the payment of all other severance benefits to be substantially complete within one year from the date of acquisition.

Results of Continuing Operations

During the three months ended September 30, 2007, our operating results benefited from the strategic initiatives described above as consolidated net sales increased 78 percent. Consolidated net sales were $110.5 million higher in the three months ended September 30, 2007 compared to the prior year period primarily due to increased volume in our paper businesses from the acquisitions of Neenah Germany and Fox River. Consolidated operating income of $16.3 million for the three months ended September 30, 2007 increased $5.8 million compared to 2006 primarily due to incremental earnings of Neenah Germany, higher average selling prices, particularly prices for softwood pulp at our Pictou mill, and the absence in 2007 of losses on pulp price hedges in the prior year. The benefits of increased volume from Fox River were largely offset by a less favorable product mix due to the inclusion of Fox River volume with relatively lower margins, the addition of direct selling and administrative costs for Fox River, and costs related to the integration of Fox River and our existing fine paper operations.

Results of Discontinued Operations

For the three months ended September 30, 2007, we incurred an after-tax loss from discontinued operations of $1.1 million compared to an after-tax loss of $19.0 million in the prior year period. The loss in the current quarter primarily reflects costs associated with employee benefit liabilities retained by Neenah Canada.

In August 2006, we initiated the process to settle our pension obligations under the Ontario, Canada defined benefit pension plan (the “Ontario Plan”). In July 2007, the Financial Services Commission of Ontario approved our request to settle our pension obligations for active employees and terminate the Ontario Plan. We expect termination of the Ontario Plan to be completed by January 2008. We will, however, continue to recognize costs associated with the Ontario Plan until our pension obligations are settled.  We expect to record a loss of approximately $40 million when we settle the pension obligations for the Ontario Plan.  The amount of any funds that we may pay or receive to settle the Ontario Plan are dependent upon, among other things, an actuarial determination of the value of the obligations being settled, the cost of annuity contracts and employee elections. We do not, however, currently anticipate any additional funding will be required to settle the Ontario Plan.

For the three months ended September 30, 2006, net sales of discontinued operations of $2.2 million were primarily due to the liquidation of finished goods inventory during the suspension of manufacturing operations at Terrace Bay. We did not have any sales from discontinued operations in the three months ended September 30, 2007 due to the transfer of Terrace Bay to Buchanan in August 2006. For the three months ended September 30, 2006, the loss from discontinued operations includes a pre-tax loss of $26.4 million related to the curtailment of the Ontario Plan.

Income Taxes

For the three months ended September 30, 2007, we recorded a tax benefit of $6.6 million compared to tax expense of $3.1 million in the prior year period. As a result, our effective income tax (benefit) provision rate for the three months ended September 30, 2007 and 2006 was approximately was approximately (67) percent and 40 percent, respectively. During the three months ended September 30, 2007, German tax laws were amended to reduce statutory income tax rates effective as of January 1, 2008. Application of the new rates to our existing deferred tax assets and liabilities reduced our net deferred tax liabilities at September 30, 2007. The reduction in our net deferred tax liabilities due to the benefit of the tax rate change resulted in an income tax benefit of $8.9 million and was treated as a discrete item for the three months ended September 30, 2007 in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” and will have no further impact on our effective tax rate in 2007. We expect the effective income tax rate for the balance of 2007 to be approximately 30 percent. In addition, we expect an additional three percentage point decrease in our effective income tax rate in 2008 when the new German tax law becomes effective.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, operating income and other information relevant to an understanding of our results of operations for the three and nine months ended September 30, 2007 and 2006.

Analysis of Net Sales—Three and Nine months Ended September 30, 2007 and 2006

The following table presents net sales by segment, expressed as a percentage of total net sales before the elimination of intersegment sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Fine Paper	38%	38%	37%	40%
Technical Products	40%	24%	41%	24%
Pulp	22%	38%	22%	36%
Total	100%	100%	100%	100%

The following table presents our net sales by segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales
Fine Paper	$95.3	$53.8	$271.2	$169.2
Technical Products	99.9	33.5	303.1	100.3
Pulp	56.7	54.2	160.7	149.4
Intersegment sales	—	(0.1)	(0.3)	(1.8)
Consolidated	$251.9	$141.4	$734.7	$417.1

Commentary:

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

	Change in Net Sales Compared to Prior Period
		Change Due To
	Total Change	Volume	Average Net Price
Fine Paper	$41.5	$51.3	$(9.8)
Technical Products	66.4	64.3	2.1
Pulp (a)	2.5	(5.1)	7.6
Intersegment sales	0.1	0.1	—
Consolidated	$110.5	$110.6	$(0.1)

(a)    Sales of pulp by our Canadian manufacturing facilities are invoiced in U.S. dollars in accordance with industry practice; therefore, no currency effects are presented in our analysis of the change in net sales for our pulp operations.

Consolidated net sales of $251.9 million in the three months ended September 30, 2007 were $110.5 million higher than the prior year period primarily as a result of increased volume in our paper businesses due to the acquisitions of Neenah Germany in October 2006 and Fox River in March 2007.

•                  Net sales in our fine paper business of $95.3 million increased $41.5 million or 77 percent as shipment volumes increased 92 percent primarily due to the acquisition of Fox River. Lower average net price was primarily the result of a less favorable product mix due to selling a higher proportion of lower priced grades, primarily Fox River grades, partially offset by the realization of price increases implemented during the second quarter of 2007.

•                  Net sales in our technical products business of $99.9 million increased $66.4 million or approximately 200 percent primarily due to the acquisition of Neenah Germany, and to a lesser extent, an improved product mix and favorable pricing. The improvement in average net price reflected a more favorable product mix due to selling a larger proportion of Graphics and Identification products such as decorative components and image transfer with relatively higher prices, an improved mix of tape products and higher selling prices for most products.

•                  Net sales in our pulp business of $56.7 million increased $2.5 million or five percent primarily due to higher market prices for softwood pulp and the absence in 2007 of losses on pulp price hedges in the prior year, partially offset by a decrease in softwood pulp shipments. Average market prices for softwood pulp increased approximately 13 percent versus the prior year. Shipments decreased 11 percent due to very strong volume in the prior year.

Commentary:

Nine months Ended September 30, 2007 Compared to the Nine months Ended September 30, 2006

	Change in Net Sales Compared to Prior Period
		Change Due To
	Total Change	Volume	Average Net Price
Fine Paper	$102.0	$117.8	$(15.8)
Technical Products	202.8	195.9	6.9
Pulp (a)	11.3	(7.4)	18.7
Intersegment sales	1.5	1.5	—
Consolidated	$317.6	$307.8	$9.8

(a)             Sales of pulp by our Canadian manufacturing facilities are invoiced in U.S. dollars in accordance with industry practice; therefore, no currency effects are presented in our analysis of the change in net sales for our pulp operations.

Consolidated net sales of $734.7 million in the nine months ended September 30, 2007 were $317.6 million higher than the prior year primarily as a result of increased volume in our paper businesses due to the acquisitions of Neenah Germany and Fox River. In addition, the current year benefited from higher market prices for softwood pulp and the realization of price increases in our technical products business, partially offset by a less favorable product mix in our fine paper business.

•                  Net sales in our fine paper business of $271.2 million increased $102.0 million or 60 percent. This improvement was consistent with the 60 percent increase in shipment volume due to the acquisition of Fox River. Lower average net price was primarily the result of a less favorable product mix due to selling a higher proportion of lower priced grades, primarily Fox River grades, partially offset by improved pricing for branded products.

•                  Net sales in our technical products business of $303.1 million increased $202.8 million or more than 200 percent primarily due to the acquisition of Neenah Germany, and to a lesser extent, improved product mix and prices. The improvement in average net price reflected a more favorable product mix due to higher priced grades representing an increased proportion of sales and increased selling prices for most products.

•                  Net sales in our pulp business of $160.7 million increased $11.3 million or eight percent primarily as a result of higher market prices for softwood pulp and the absence in 2007 of losses on pulp price hedges in the prior year, partially offset by a three percent decrease in shipment volume. Average market prices for softwood pulp increased approximately 18 percent versus the prior year. The increase in pulp prices was partially offset by lower shipments of logs to sawmills and veneer manufacturers due to the sale of a portion of our woodlands in June 2006.

The following table sets forth line items from our condensed consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	87.0	85.9	85.4	83.3
Gross profit	13.0	14.1	14.6	16.7
Selling, general and administrative expenses	8.1	9.2	8.2	9.6
Gain on sale of woodlands	(0.6)	(1.1)	(0.6)	(29.7)
Other income - net	(1.0)	(1.5)	(0.5)	(1.4)
Operating income	6.5	7.5	7.5	38.2
Interest expense-net	2.5	2.0	2.5	2.7
Income from continuing operations before income taxes	4.0	5.5	5.0	35.5
Provision for income taxes	(2.6)	2.2	0.2	13.4
Income from continuing operations	6.6%	3.3%	4.8%	22.1%

Analysis of Operating Income—Three and Nine months Ended September 30, 2007 and 2006

The following table sets forth our operating income (loss) by segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating income (loss)
Fine Paper	$9.3	$12.8	$34.9	$43.9
Technical Products	3.2	0.9	22.1	5.8
Pulp	6.7	(0.3)	8.6	119.2
Unallocated corporate costs	(2.9)	(2.9)	(10.3)	(9.5)
Consolidated	$16.3	$10.5	$55.3	$159.4

Commentary:

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

	Change in Operating Income Compared to Prior Period
		Change Due To
	Total Change	Volume	Net Price (a)	Material Costs (b)	Currency	Other (c)
Fine Paper	$(3.5)	$18.8	$(14.6)	$(0.9)	$—	$(6.8)
Technical Products	2.3	3.0	1.1	(0.7)	—	(1.1)
Pulp	7.0	(1.4)	8.1	(2.6)	(3.3)	6.2
Consolidated	$5.8	$20.4	$(5.4)	$(4.2)	$(3.3)	$(1.7)

(a)               Includes changes in selling price changes and product mix.

(b)              Includes price changes for raw materials and energy.

(c)               Includes other materials, manufacturing labor, distribution and selling, general and administrative expenses.

Consolidated operating income of $16.3 million for the three months ended September 30, 2007 increased $5.8 million from the prior year period primarily due to higher market prices for softwood pulp and the added earnings of Neenah Germany, partially offset by increased fiber costs and a stronger Canadian dollar. Higher volumes in our fine paper business, due to the acquisition of Fox River, were largely offset by a less favorable mix and increased costs for selling and other expenses.

•                  Operating income for our fine paper business of $9.3 million decreased $3.5 million from the prior year period primarily due to a less favorable product mix and higher fiber and other costs. The increase in other costs was primarily due to additional direct selling and administrative expenses for the acquired Fox River business, higher distribution costs and costs related to the integration of Fox River and our existing fine paper operations. These unfavorable factors were only partially offset by increased volume related to the acquisition of Fox River and improved pricing for branded products.

•                  Operating income for our technical products business of $3.2 million increased $2.3 million from the prior year primarily due to the additional earnings of Neenah Germany, partially offset by higher fiber and energy costs. The increase in energy cost was primarily due to the failure of a steam turbine. The increase in average net price due to a more favorable product mix and higher selling prices for most products was largely offset by increased manufacturing costs as a result of annual maintenance downtime.

•                  Operating income for our pulp business of $6.7 million increased $7.0 million compared to an operating loss of $0.3 million in 2006 primarily due to higher market prices for softwood pulp in 2007, the absence in 2007 of losses on pulp price hedges of $4.2 million in the prior year period and lower distribution and employee benefit costs. These favorable factors were partially offset by increased costs related to fiber purchases and a stronger Canadian dollar. The increase in fiber costs was primarily due to the limited availability of residual wood chips from sawmills related to overall business conditions in the Canadian lumber market.

Commentary:

Nine months Ended September 30, 2007 Compared to the Nine months Ended September 30, 2006

	Change in Operating Income (Loss) Compared to Prior Period
		Change Due To
	Total Change	Volume	Net Price (a)	Material Costs (b)	Currency	Other (c) (d)
Fine Paper	$(9.0)	$41.5	$(36.0)	$(1.9)	$—	$(12.6)
Technical Products	16.3	16.3	3.7	(2.5)	—	(1.2)
Pulp	(110.6)	(0.8)	24.1	(6.0)	(7.0)	(120.9)
Unallocated corporate costs	(0.8)	—	—	—	—	(0.8)
Consolidated	$(104.1)	$57.0	$(8.2)	$(10.4)	$(7.0)	$(135.5)

(a)     Includes changes in selling price changes and product mix.

(b)     Includes price changes for raw materials and energy.

(c)     Includes other materials, manufacturing labor, distribution and selling, general and administrative expenses.

(d)     Includes $4.5 million and $124.1 million for gain on sale of woodlands and amortization of the deferred gain on sale in the nine months ended September 30, 2007 and 2006, respectively.

Consolidated operating income of $55.3 million for the nine months ended September 30, 2007 decreased $159.4 million compared to 2006 primarily due to the gain on the sale of woodlands in the prior year. Excluding the gain on sale of woodlands in 2006 and the recognition of $4.5 million of the deferred gain on the sale of woodlands in the current year, operating income increased $15.5 million compared to the prior year primarily due to the added earnings of Neenah Germany, an improved sales mix in our technical products business and higher selling prices, particularly for softwood pulp. These factors were partially offset by the timing of costs associated with scheduled maintenance downtime at our Pictou mill and increased manufacturing cost inputs and unfavorable currency effects due to a stronger Canadian dollar. The benefit of increased volume in our fine paper business associated with the acquisition of Fox River was largely offset by a less favorable product mix, direct selling and administrative expenses of Fox River and costs related to the integration of Fox River.

•                  Operating income for our fine paper business of $34.9 million decreased $9.0 million from the prior year period primarily due to a less favorable product mix and higher fiber and other costs. The increase in other costs was primarily due to higher distribution costs, additional direct selling and administrative expenses for the Fox River business and costs related to the integration of Fox River and our existing fine paper operations. In addition, approximately $1.9 million of profits associated with the Fox River acquisition were capitalized as part of beginning inventory values under purchase accounting. These unfavorable factors were only partially offset by increased volume as a result of the acquisition of Fox River and higher average selling prices.

•                  Operating income for our technical products business of $22.1 million increased $16.3 million from the prior year primarily as a result of the additional earnings of Neenah Germany and favorable average net price, partially offset by higher fiber costs. Favorable average prices were primarily due to an improved product mix and higher selling prices for most products.

•                  Operating income for our pulp business of $8.6 million decreased $110.6 million from the prior year primarily due to the gain on the sale of woodlands in 2006. Excluding the gain on sale of woodlands and the recognition of $4.5 million of the deferred gain on the sale of woodlands in the current year, our pulp business had operating income of $4.1 million compared to an operating loss of $4.9 million in the prior year. The improvement in operating results was primarily due to higher market prices for softwood pulp and the absence in 2007 of losses of $6.7 million on pulp price hedges in the prior year. These favorable factors were partially offset by the timing of costs associated with scheduled maintenance downtime, increased fiber costs and unfavorable currency translation effects.

•                  Unallocated corporate expenses increased by $0.8 million primarily due to costs associated with an executive retirement and increased non-cash stock-based compensation.

Additional Statement of Operations Commentary:

•                  Selling, general and administrative (“SG&A”) expenses of $20.5 million for the three months ended September 30, 2007 increased $7.4 million from the prior year period primarily due to direct added costs for the acquired businesses. As a percentage of sales, SG&A expense decreased from 9.2 percent for the three months ended September 30, 2006 to 8.1 percent in the current year.

•                  For the three months ended September 30, 2007 and 2006, we incurred $6.4 million and $2.8 million, respectively, of net interest expense (including $0.5 million of amortization of debt issuance costs in each three-month period). The increase in net interest expense was primarily due to borrowings under our bank credit agreement to partially finance the acquisitions of Neenah Germany and Fox River.

•                  For the three months ended September 30, 2007, we recorded a tax benefit of $6.6 million compared to tax expense of $3.1 million in the prior year period. As a result, our effective income tax (benefit) provision rate for the three months ended September 30, 2007 and 2006 was approximately was approximately (67) percent and 40 percent, respectively. The change was primarily due to the application of a new tax law in Germany to our existing deferred tax assets and liabilities which reduced our net deferred tax liabilities at September 30, 2007. The effect of this tax rate benefit is treated as a discrete item for the three months ended September 30, 2007 in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” and will have no further impact on our effective tax rate in 2007. We expect the effective income tax rate for the balance of 2007 to be approximately 30 percent. In addition, we expect an additional three percentage point decrease in our effective income tax rate in 2008 when the new German tax law becomes effective.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2007	2006
Net cash flow provided by (used in):
Operating activities	$44.5	$52.7
Investing activities, including capital expenditures	(93.7)	99.9
Capital expenditures	(37.2)	(15.4)
Financing activities	53.1	(4.8)

Operating Cash Flow Commentary:

•                  Cash provided by operations of $44.5 million for the nine months ended September 30, 2007 decreased $8.2 million from the comparable prior year period primarily due to the liquidation of Terrace Bay working capital in 2006, partially offset by contributions to settle pension liabilities in the Ontario Plan. The reduction in working capital in 2006 of $38.5 million compares to an increase in working capital in 2007 of $12.5 million. The increase in working capital in the current year was primarily due to higher accounts receivable for Neenah Germany and our pulp business partially offset by an increase in amounts payable for income taxes and interest. The increase in our investment in working capital in the current year was partially offset by higher earnings (excluding the non-cash effects of deferred income taxes and the gain on sale of woodlands).

Investing Commentary:

•                  For the nine months ended September 30, 2007, cash used in investing activities was $93.7 million versus cash provided by investing activities of $99.9 million in the prior year period. Cash used in investing activities for the nine months ended September 30, 2007 was primarily due to spending of $54.7 million for the acquisition of Fox River and capital expenditures of $37.2 million. Cash provided by investing activities in the nine months ended September 30, 2006 was due to proceeds of $134.8 million from the sale of woodlands, partially offset by capital expenditures of $15.4 million and a payment to Buchanan of $18.6 million related to the transfer of Terrace Bay. Capital expenditures of $37.2 million for the nine months ended September 30, 2007 more than doubled from the comparable prior year period. Capital expenditures in the first nine months of 2007 were primarily for major projects to increase capacity and improve efficiency at Neenah Germany and spending for capital projects in our pulp business associated with scheduled maintenance downtime. In general, our 2007 capital expenditures in Neenah Germany will be financed from locally generated cash flow and government subsidized financing. We have aggregate planned capital expenditures for 2007 of approximately $55 million including amounts for our Fox River operations. These capital expenditures are not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

Financing Commentary:

•                  Our liquidity requirements are being provided by cash generated from operations, proceeds from asset sales and short- and long-term borrowings. Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of September 30, 2007, we had $74.7 million outstanding under our revolving credit facility, outstanding letters of credit of $1.6 million and $103.7 million of available credit.

In October 2007, we amended our bank credit agreement to increase available borrowing capacity from $180 to $210 million. Despite the increase in the total commitment, our ability to borrow under the revolving credit facility is limited to the lowest of (a) $210 million, (b) our borrowing base (as defined in the credit agreement), and (c) the applicable cap on the amount of “credit facilities” under the indenture for our senior notes.

•                  In the nine months ended September 30, 2007, outstanding borrowings under our revolving credit facility increased by $17.4 million primarily to finance the acquisition of Fox River.

•                  In March 2007, we entered into an agreement to borrow up to $25 million (the “Term Loan”) upon closing the agreement in April 2007. The Term Loan is secured by substantially all of the property, plant and equipment we acquired in the Fox River acquisition and is fully and unconditionally guaranteed by substantially all of our other subsidiaries, except Neenah Germany. The term loan agreement terminates in November 2010. During the second quarter, we borrowed $25 million under the Term Loan to repay amounts outstanding under our revolving credit facility.

•                  During the first nine months of 2007, Neenah Germany incurred €10 million ($14.2 million) of government subsidized project financing. Neenah Germany’s use of such funds was restricted to the payment of costs directly related to the construction of a saturator. In addition, Neenah Germany has an unsecured revolving line of credit to finance working capital needs. At September 30, 2007, no amounts were outstanding under such facility.

•                  We paid cash dividends of $0.30 per share or $4.5 million and $4.4 million in the first nine months of 2007 and 2006, respectively.

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

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Our adoption of FIN 48 resulted in a $1.0 million increase in our liability for uncertain income tax positions. As of September 30, 2007, our liability for uncertain income tax positions was $6.9 million. If recognized, approximately $0.7 million of such income tax benefits would favorably affect our effective tax rate in future periods. We do not anticipate that the expiration of the statute of limitations or the settlement of audits in the next 12 months will result in liabilities for uncertain income tax positions that are materially different than the amounts accrued as of September 30, 2007.

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

As of September 30, 2007, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Internal Controls over Financial Reporting

During the three months ended March 31, 2007, we implemented new systems for manufacturing and costing, inventory, and order management as phase two of our Enterprise Resource Planning system in our Neenah, Whiting and Munising U.S. operating locations resulting in a material change in our processes and controls over financial reporting at those locations. We assessed the design effectiveness of the internal controls over the key processes affected by the systems changes. We also assessed the design effectiveness of the internal controls over financial reporting for our Neenah Germany manufacturing operations acquired in October 2006 which management had elected to exclude from their assessment made as of December 31, 2006. As a result of these assessments, management believes that we maintained adequate internal control over financial reporting.

There have been no additional changes in our internal control over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In December 2006, certain retirees of Neenah Canada brought a proposed class action lawsuit against Neenah Canada, the Company and Kimberly-Clark Inc. alleging the wrongful reduction and/or elimination of certain retiree benefits following Neenah Canada’s transfer of the Terrace Bay pulp and woodlands operations to Terrace Bay Pulp Inc. and Eagle Logging Inc.  The plaintiffs allege that the Company and Neenah Canada have breached a contract to provide benefits, breached their fiduciary duty to the plaintiffs and have made negligent misrepresentations regarding retiree benefits. The purported class has not been certified. The plaintiffs are seeking unspecified damages for the value of the loss of retiree medical and health benefits (and/or reinstatement of the reduced/eliminated benefits), plus punitive damages in the amount of $5.0 million Canadian dollars. At this stage of the proceedings, while an adverse outcome of such litigation could be material, the Company believes that any potential liability for such claims is neither probable nor estimable.  The Company and Neenah Canada believe they have adequate defenses against such claims and will vigorously defend the litigation.

In February 2007, certain former employees of Neenah Canada who were previously employed in Neenah Canada’s Longlac woodlands operations brought suit against the Company and Neenah Canada in the Ontario (Canada) Superior Court of Justice for damages. The plaintiffs claim to have suffered from an alleged wrongful termination of employment by Neenah Canada occurring on or about August 21, 2006. Eagle Logging Inc. (the purchaser of Neenah Canada’s Longlac woodlands assets on August 29, 2006), Terrace Bay Pulp Inc. (the purchaser of Neenah Canada’s Terrace Bay pulp mill), Buchanan Forest Products Ltd., Lucky Star Holdings Inc. (each affiliates of Eagle Logging Inc. and Terrace Bay Pulp Inc.), Kimberly-Clark Corporation and Kimberly-Clark Inc. have also been named in the lawsuit. The lawsuit seeks damages for severance and notice pay under Ontario law, as well as damages for wrongful termination, breach of contract, conspiracy and punitive damages, among other things. Eagle Logging Inc. and certain affiliated companies have agreed to indemnify and hold the Company and Neenah Canada harmless from claims and damages arising from the termination of woodlands employees prior to the acquisition of Neenah Canada’s woodlands assets by Eagle Logging Inc. in 2006. The Company and Neenah Canada believe they have adequate defenses against such claims and will vigorously defend the litigation.

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

10.1

Fifth Amendment, dated as of October 24, 2007 to the Credit Agreement dated as of November 30, 2004, by and among Neenah Paper, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed herewith).

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

November 8, 2007