Form 10-K
period 2007-12-31
Neenah Paper Inc
filed 2008-03-13
CIK 1296435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2007 (based on the closing stock price on the New York Stock Exchange) on such date was $615 million.

As of February 29, 2008, there were 14,950,632 shares of the Company’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the definitive proxy statement for the Company’s Annual Meeting of Stockholders to be held on May 20, 2008 is incorporated by reference into Part III hereof.

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

Our fine paper business is a leading producer of premium writing, text, cover and specialty papers used in corporate identity packages, corporate annual reports, invitations, personal stationery and high-end packaging for point of purchase advertising. Our products include some of the most recognized and preferred papers in North America, where we enjoy leading market positions in many of our product categories. We sell our products primarily to authorized paper distributors, converters and specialty businesses. Our fine paper manufacturing facilities are located in Appleton, Neenah and Whiting, Wisconsin; Ripon, California and Urbana, Ohio.  In June 2007, we announced plans to permanently close the fine paper mill located in Urbana, Ohio (the “Urbana mill”). Manufacturing operations at the Urbana mill ceased in September 2007. Converting operations at the Urbana mill are expected to be phased out during the first six months of 2008

Our technical products business is a leading producer of transportation and other filter media, durable, saturated and coated substrates for a variety of end uses; and nonwoven wall coverings. Our technical products business is organized into five global strategic business units (“SBUs”) which sell into 17 product categories, and we focus on categories where we believe we are a market leader or have a competitive advantage, which include, among others, transportation and other filter media, nonwoven wall coverings, specialty tape, label, abrasive, medical packaging and image transfer technical products markets. We are also a global supplier of materials used for customer-specific applications in furniture, book covers and original equipment manufacturers’ products. Our customers are located in more than 35 countries. Our technical products manufacturing facilities are located in Munising, Michigan and near Munich and Frankfurt, Germany.

Our pulp business primarily produces northern bleached softwood kraft pulp used by paper mills to manufacturer tissue and printing and writing papers. Our pulp business consists of a mill located in Pictou, Nova Scotia, Canada together with related timberlands. The Pictou mill is comprised of a single-line pulp facility, which produces primarily softwood pulp, as well as timberlands encompassing approximately 500,000 acres of owned and 200,000 acres of licensed or managed land in Nova Scotia. Timberland operations on land owned and licensed by the Pictou mill are provided by third-party contractors.

Recent Developments

In February 2008, we committed to a plan to sell the Pictou mill and our remaining woodland assets in Nova Scotia.  We believe it is probable that a sale of the Pictou mill and the woodland assets will be completed within 12 months.

Company Structure

Our corporate structure consists of Neenah Paper, Inc., and four wholly owned subsidiaries.

Neenah Paper, Inc. Neenah is a Delaware corporation that holds our trademarks and patents related to all of our U.S. businesses (except Fox River), all of our U.S. inventory, the real estate, mills and manufacturing assets associated with our fine paper operations in Neenah and Whiting, WI, and all of the equity in our subsidiaries which are listed below. The common stock of Neenah is publicly traded on the New York Stock Exchange under the symbol “NP.”

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

Neenah Paper FVC, Inc.  Neenah Paper FVC, Inc. is a Delaware corporation and wholly owned subsidiary of Neenah Paper, Inc., and owns all of the equity of Neenah Paper FR, LLC.  Neenah Paper FR, LLC is a Delaware limited liability company that owns the real estate, mills and manufacturing assets associated with our operations in Appleton, Wisconsin, Ripon, California and Urbana, Ohio.

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

History of the Businesses

Fine Paper.  The fine paper business was incorporated in 1885 as the Neenah Paper Company, which initially operated a single paper mill located adjacent to the Fox River in Neenah, Wisconsin. Kimberly-Clark acquired the mill in 1956. In 1981, Kimberly-Clark purchased an additional mill located in Whiting, Wisconsin to increase the production capacity of the fine paper business. In the late 1980s and early 1990s, Kimberly-Clark expanded the capacity of the fine paper business in response to increased demand by building two new paper machines at the Whiting mill, rebuilding two existing paper machines at the Whiting mill and completing a major expansion of the Neenah facility with the installation of a new paper machine, a new finishing center, a new customer service center and a distribution center expansion. As a result of decreased demand, in the 2000s the Neenah mill retired two of its older paper machines. In March 2007, we acquired the Fox Valley Corporation, which owns Fox River Paper Company, LLC (“Fox River”).  The Fox River assets acquired consisted of four U.S. paper mills and various related assets, producing premium fine papers with well-known brands including STARWHITE®, SUNDANCE®, ESSE® and OXFORD®.

During the second quarter of 2007, we closed the Housatonic mill, located near Great Barrington, Massachusetts.  The Housatonic mill was the smallest of the Fox River fine paper plants with annual production capacity of approximately 15,000 tons per year. In June 2007, we announced plans to permanently close the Urbana mill with annual production capacity of approximately 39,000 tons per year. Manufacturing operations at the Urbana mill ceased in September 2007. Converting operations at the Urbana mill are expected to be phased out during the first six months of 2008. See Note 4 of Notes to Consolidated Financial Statements, “Acquisitions.”

Technical Products. In 1952, Kimberly-Clark purchased the Munising mill, located in Munising, Michigan, which previously had produced sulfite pulp and butcher wrap paper. Subsequent to the purchase, Kimberly-Clark converted the mill to produce durable, saturated and coated papers for sale and use in a variety of industrial applications for its technical products business. In October 2006, we purchased the outstanding interests of FiberMark Services GmbH & Co. KG and the outstanding interests of FiberMark Beteiligungs GmbH (collectively “Neenah Germany”). The Neenah Germany assets consist of two mills located near Munich, Germany and a third mill near Frankfurt, Germany, that produce a wide range of products, including transportation and other filter media, nonwoven wall coverings, masking and other tapes, abrasive backings, and specialized printing and coating substrates.

Pulp. The Pictou pulp mill was built in 1967 by the Scott Paper Company. Kimberly-Clark acquired the Pictou pulp mill and related timberlands operations in 1995 as part of its merger with the Scott Paper Company. The Terrace Bay pulp mill was built by Kimberly-Clark in 1948. In August 2006, we transferred our Terrace Bay mill and related woodlands operations to certain affiliates of Buchanan Forest Products Ltd. (“Buchanan”). See Note 5 of Notes to Consolidated Financial Statements, “Discontinued Operations.” In June 2006, we completed the sale of approximately 500,000 acres of woodlands in Nova Scotia. See Note 6 of Notes to Consolidated Financial Statements, “Sale of Woodlands.”

Business Strategy

Increase the Size of our Paper Businesses Relative to Our Overall Mix of Businesses. Our experienced team of employees and management are pursuing business strategies designed to take advantage of our existing strengths in our paper businesses—including our strong market positions, well recognized brands, high-quality products and efficient manufacturing operations—while responding to the challenges faced by each unit. We expect to seek growth opportunities in our paper businesses, both organically and through acquisitions, that will allow these businesses to represent an increasing portion of Neenah Paper’s overall business composition.

Deliver Consistent Profitable Growth. We believe that our fine paper and technical products production assets provide us with a flexible and efficient low cost platform for growth and that our focus on cost efficiencies in our pulp operations will also allow us to improve results.

Provide Investors with Attractive Returns. We believe return on capital is an important metric and that operating as a stand-alone company better allows us to allocate capital to our core businesses based on business priority and financial returns. We also expect to provide returns to investors over time by paying dividends in line with peer companies.

Products

Fine Paper. The fine paper business manufactures and sells branded world-class premium writing, text, cover and specialty papers used in corporate identity packages, corporate annual reports, invitations, personal stationery and high-end packaging for point of purchase advertising. Our fine paper business had net sales of approximately $367 million in 2007, $224 million in 2006 and $222 million in 2005.

Premium writing papers are used for business and personal stationery, corporate letterhead, corporate identity packages, private watermarked papers, envelopes and similar end-use applications. Market leading writing papers are sold by the fine paper business under the CLASSIC®, ENVIRONMENT®, NEENAH®, CAPITOL BOND® and NEUTECH® trademarks, which are denoted by a brand watermark in each sheet of writing paper. During 2006, we successfully introduced the NEENAH GREEN environmental platform. Key components of the platform include (1) becoming the largest purchaser of green energy in the State of Wisconsin, (2) using papermaking waste by-products at a third party reprocessing site to create steam that is reused in papermaking, reducing carbon dioxide emissions by 80 percent at our Neenah mill, and (3) introducing the first Forest Stewardship Council (“FSC”) watermarked paper and introducing it across all our CLASSIC® brands. We are the first premium text and cover manufacturer to be certified as “Processed Chlorine Free” in our 100 percent post-consumer products.  The fine paper business also sells private watermarked and other custom manufactured writing papers.

Text and cover papers are used in applications such as corporate identity packages, corporate annual reports, insert advertising, direct mail, facility brochures, business cards, hang tags, scrapbooks, and a variety of other uses where colors, textured finishes or heavier weight papers are desired. Our brands in this category include CLASSIC®, CLASSIC CREST®, STARWHITE®, SUNDANCE®, CORONADO®, ESSE and ENVIRONMENT®. We also sell a variety of custom paper colors, paper finishes, and duplex/laminated papers.

The fine paper business produces and sells other specialty papers, including translucent papers, art papers, papers for optical scanning and other specialized applications, under the UV/ULTRA® II trademark and other brands.

Technical Products.   The technical products business is a leading producer of filtration media and durable, saturated and coated substrates for a variety of end uses, including tapes, premask, abrasives, labels, medical packaging, decorative components, wall covering, and image transfer papers. Our technical products business had net sales of approximately $401 million in 2007, $183 million in 2006 and $131 million in 2005. JET-PRO®, SofStretch™, KIMDURA®, MUNISING LP®, PREVAIL™, NEENAH®, Gessner® and varitess® are brands of our technical products business.

Products of the technical products business are typically sold to other manufacturers as raw materials for their finished products. The technical products business sells its products into major market segments by five SBUs: Tape; Filtration; Component Materials, which includes our abrasives business; Graphics & Identification; and Wall Covering. Several key market segments served, including tape and abrasives, are global in scope.

The Filtration SBU produces filtration media for automotive induction air, fuel, oil, and cabin air applications and vacuum cleaner bags and filters.  Transportation filtration media are sold to suppliers of automotive companies and of the automotive aftermarket.

The Tape SBU produces tape base sheets from latex saturated crepe and flat papers and sells them to manufacturers to produce finished pressure sensitive products for sale in automotive, automotive aftermarket, transportation, manufacturing and building construction, and industrial general purpose applications.

The Component Materials SBU is a leading producer of latex saturated and coated papers for use by a wide variety of manufacturers. Finished lightweight sandpaper is sold in the automotive, automotive aftermarket, construction, metal and woodworking industries for both waterproof and dry sanding applications.  Premask paper is used as a protective over wrap for products during the manufacturing process and for applying signs, labeling and other finished products.  Medical packaging paper is a polymer impregnated base sheet that provides a breathable sterilization barrier. When sealed together with film, this paper becomes a medical packaging material that allows sterilization from steam, ethylene oxide, or gamma radiation and at the same time provides unique barrier properties.  The Component Materials SBU also produces a line of release papers and furniture backers.

The Graphics & Identification SBU produces label and tag products from saturated (latex impregnated) base label stock and purchased synthetic base label stock. Top coatings are applied to the base label stock to allow for high quality variable and digital printing. The synthetic label stock is recognized as a high quality, UV (ultra-violet) stable product used for outdoor applications. The business sells its label and tag stock to pressure sensitive coaters, who in turn sell the coated label and tag stock to the label printing community. Image transfer papers are used to transfer an image from paper to tee shirts, hats, coffee mugs, and other surfaces. The technical products business produces and applies a proprietary imaging coating to its image transfer papers for use in digital printing applications. Image transfer papers are primarily sold through large retail outlets and through master distributors.  Decorative components papers are made from light and medium weight latex saturated papers which can then be coated for printability. Decorative components papers are primarily sold to coater converters, distributors, publishers and printers for use in book covers, stationery and fancy packaging.  The Graphics & Identification SBU also produces and sells clean room papers and durable printing papers into their respective markets.

The Wall Covering SBU produces a line of substrates made from saturated and coated wet-laid nonwovens and markets to converters serving primarily European commercial and do-it-yourself markets.

Pulp. Our Pictou pulp mill produces virgin northern bleached softwood and hardwood kraft pulp and various blends of each for sale to paper mill customers located primarily in North America and Europe. In 2007, the Pictou mill produced approximately 270,000 metric tons of bleached kraft pulp, of which more than 60 percent was sold to Kimberly-Clark. The Pictou pulp mill’s major products are Pictou HARMONY® Softwood (northern bleached softwood kraft pulp) and Pictou Hardwood (northern bleached hardwood kraft pulp).

Our pulp business had net sales of approximately $223 million in 2007, $189 million in 2006 and $184 million in 2005.

Markets and Customers

Fine Paper. Premium papers are used primarily for stationery and corporate identification applications and represent approximately 3 percent of the uncoated free sheet market. Growth in the uncoated free sheet market has been restrained due to the increasing use of electronic media for communication. The stationery segment of this market is divided into cotton and sulfite grades. The text and cover paper segment of the market, used in corporate identification applications, is split between smooth papers and textured papers. Text papers have traditionally been utilized for special, high end collateral material such as corporate brochures, annual reports and special edition books. Cover papers are used as covers primarily for business cards, pocket folders, brochures and report covers including corporate annual reports.

The fine paper business sells its products through our sales and marketing organizations primarily in three channels: authorized paper distributors, converters and direct sales. Distributor sales account for approximately 70 percent of our customer base in the fine paper business, including distributor owned paper stores. Less than 5 percent of the sales of our fine paper business are exported to international distributors in Europe, South Africa, Asia, Australia and South America.

Sales to the fine paper business’s two largest customers (both of which are distributors) represented approximately 30 percent of its total sales in 2007. We practice limited distribution to improve our ability to control the marketing of our products. Although a complete loss of either of these customers would cause a temporary decline in the business’s sales volume, the decline could be partially offset by expanding sales to existing distributors, and further offset over a several month period with the addition of new distributors.

Technical Products. The technical products business relies on five SBUs to sell its products globally into 17 product categories. Such categories, broadly defined as polymer impregnated and synthetic paper, include papers used as raw materials in the following applications: tape, filtration, component materials for manufactured products, graphics and identification, and wall covering.

Several products (abrasives, tapes, labels) are used in markets that are directly affected by economic business cycles. Other market segments such as image transfer papers used in small/home office and consumer applications are relatively stable. Price competition is common in most of the segments served by the technical products business and has increased due to a trend of using film and other lower cost substrates instead of paper in some applications.

The technical products business relies on a team of direct sales representatives and customer service representatives to market and sell approximately 95 percent of its sales volume directly to customers and converters. Less than 5 percent of the sales of the technical products business are sold through industrial distributors.

The technical products business has over 500 customers worldwide. The distribution of sales in 2007 was approximately 55 percent in Europe, 25 percent in North America and 20 percent in Latin America and Asia. Customers typically convert and transform base papers and film into finished rolls and sheets by adding adhesives, coatings, and finishes. Such transformed product is then sold to end-users.

Pulp. Northern bleached softwood kraft pulp is used by paper mills to manufacture tissue and printing and writing paper. In 2007, worldwide demand for northern bleached softwood kraft market pulp (which excludes pulp produced for internal consumption by integrated pulp manufacturers) was estimated to be 12.6 million metric tons, of which about 6.3 million metric tons were produced in Canada. Western Europe consumed an estimated 5.6 million metric tons of northern bleached softwood kraft pulp in 2007, followed by the United States at 3.1 million metric tons and China at 1.5 million metric tons.

In 2007, Pictou produced about 245,000 metric tons of northern bleached softwood kraft pulp. In 2007, approximately 60 percent of the northern bleached softwood kraft pulp production at the Pictou mill was sold to Kimberly-Clark. Our Pictou mill has historically sold or transferred more than 90 percent of its output of northern bleached softwood kraft pulp to Kimberly-Clark.

In 2007, worldwide demand for northern bleached hardwood market pulp was estimated to be 4.6 million metric tons of which an estimated 1.7 million metric tons were northern bleached hardwood kraft pulp produced in Canada. In 2007, the United States consumed approximately 0.8 million metric tons of Canadian northern bleached hardwood kraft pulp, followed by Asia at 0.6 million metric tons and Europe at 0.2 million metric tons.

In 2007, our Pictou mill produced about 25,000 metric tons of northern bleached hardwood kraft pulp and sold approximately 70 percent of such production to Kimberly-Clark. The balance of the pulp mill’s output of northern bleached hardwood kraft pulp was sold to paper mills in the northeastern and midwestern United States.

Northern bleached softwood kraft pulp and northern bleached hardwood kraft pulp are commodity products whose prices are subject to substantial increase or decrease depending on production capacity and customer demand. Northern bleached hardwood kraft pulp is subject to increasing competition, primarily from lower cost South American eucalyptus pulp and excess capacity for northern bleached hardwood kraft pulp.

Historically, our Pictou mill has transferred its pulp directly to Kimberly-Clark and used brokers for sales to external customers. We utilize an internal sales team to generate sales to external customers.

For the years ended December 31, 2007, 2006 and 2005, we had pulp sales to Kimberly-Clark of $115 million, $163 million and $135 million, respectively. Such sales represented approximately 60 percent, 85 percent and 75 percent of sales for our Pulp business for the years ended December 31, 2007, 2006 and 2005, respectively.  No single customer, other than Kimberly-Clark, accounted for more than 10 percent of our pulp net sales in those years.

The following tables present further information about our businesses by geographic area (dollars in millions):

	Year Ended December 31,
	2007	2006	2005
Net sales
United States	$502.9	$357.3	$352.9
Canada	223.5	189.3	183.8
Europe	264.4	49.7	—
Intergeographic items	(0.3)	(2.0)	(2.0)
Consolidated	$990.5	$594.3	$534.7

	December 31,
	2007	2006	2005
Total Assets
United States	$332.5	$223.5	$231.9
Canada	201.6	180.8	305.1
Europe	398.7	340.4	—
Total	$932.8	$744.7	$537.0

Net sales and total assets are attributed to geographic areas based on the physical location of the selling entities and the physical location of the assets.

Raw Materials

Fine Paper. Hardwood pulp is the primary fiber used to produce products of the fine paper business. Our fine paper business consumed approximately 95,000 metric tons, 55,000 metric tons and 65,000 metric tons of hardwood pulp in 2007, 2006 and 2005, respectively. Other significant raw material inputs in the production of fine paper products include softwood pulp, cotton fiber, recycled fiber, dyes and fillers. An interruption in our supply of pulp or cotton could adversely affect our fine paper sales. The fine paper business purchases substantially all of its raw materials externally.

Technical Products. The technical products business purchases latex, a primary raw material used to produce its products, from various suppliers. Softwood pulp, including certain specialty pulp, is the other main raw material consumed. The technical products business purchases substantially all of its raw material requirements externally. We believe that all of the raw materials for our technical products operations, except for certain specialty latex grades and specialty softwood pulp, are readily available from several sources and that the loss of a single supplier would not cause a shutdown of our manufacturing operations. An interruption in the supply of certain latex specialty grades or specialty softwood pulp, however, could disrupt and eventually cause a shutdown of production of certain technical products.

Pulp. Wood chips are the primary raw material needed to produce hardwood and softwood pulp. Our Pictou mill obtains its wood chips from several sawmills under agreements whereby Pictou supplies to the sawmills wood harvested from its own timberlands and 200,000 acres of licensed and managed land in Nova Scotia, and in return the sawmills supply wood chips to the Pictou mill. In conjunction with the sale of approximately 500,000 acres of woodlands in Nova Scotia in 2006, we entered into a fiber supply agreement (the “FSA”) with the purchaser to secure a source of fiber for our Pictou pulp mill.  Pursuant to the terms of the FSA, the purchaser will make available to us sufficient woodlands acreage to yield 200,000 metric tons of softwood timber annually.  Timber purchases under the FSA are at market-based prices subject to semi-annual adjustment. The FSA expires on December 31, 2010 and we have the option to unilaterally extend the contract for an additional five years.  The FSA can be extended for a subsequent five years upon our mutual agreement with the purchaser.  The price of wood chips can vary significantly based on the cost of logs, the strength of demand in the lumber and pulp markets and the amount of timber available for harvesting on government owned land. During 2007, an extended period of depressed lumber prices resulted in reduced availability and higher prices for wood chips. Other important raw materials used by our pulp mill are chemicals, including caustic, and supplies. Our pulp mill purchases all of its other raw materials externally.

Concentration.  Except for wood chips used by our pulp mill and certain specialty latex grades and specialty softwood pulp used by our technical products business, we are not aware of any significant concentration of business transacted with a particular supplier that could, if suddenly eliminated, have a material adverse affect on our operations. In 2007, two suppliers provided more than 60 percent of the wood chips used by the Pictou mill. While we believe that alternative sources of critical supplies, such as wood chips, would be available, disruption of our primary sources could create a temporary, adverse effect on product shipments. An interruption in the supply of a latex specialty grade or of specialty softwood pulp to our technical products business, each of which is currently obtained from a single source, could disrupt and eventually cause a shutdown of production of certain technical products.

Energy and Water

The pulp and paper making processes use significant amounts of energy, primarily electricity, natural gas, oil, coal and bark fuel to operate the equipment and paper machines used in the manufacture of pulp and the products of the fine paper and technical products businesses. In January 2006, we entered into an agreement to purchase 350 thousand pounds per year of “Green Steam” to supply energy at our Neenah paper mill. We anticipate that the agreement will substantially reduce the mill’s annual consumption of natural gas. We generate substantially all of our electrical energy at the Munising and Pictou mills and approximately 20 percent of the electrical energy at our Bruckmühl and Appleton mills. We also purchase electrical energy from external sources, including electricity generated from “Green Steam” at our Neenah paper mill.

Availability of energy is not expected to be a problem in the foreseeable future, but the purchase price of such energy can and likely will fluctuate significantly based on changes in demand and other factors.

An adequate supply of water is needed to manufacture our products. We believe that there is an adequate supply of water for this purpose at each of our manufacturing locations.

Working Capital

Fine Paper. The fine paper business maintains approximately 10 days of raw material inventories to support its paper making operations and about 40 days of finished goods inventory to fill customer orders. Its sales terms range between 20 and 30 days for payment by its customers, with 20-day terms used most often. Supplier invoices are typically paid within 30 days.

Technical Products. On average, our U.S. technical products business maintains approximately 20 days of inventory of raw materials and supplies to support its manufacturing operations and approximately 20 days of finished goods inventory to support customer orders for its products. Sales terms in the technical products business vary depending on the type of product sold and customer category. Extended credit terms of up to 120 days are typically offered to customers located in certain international markets. On average sales are collected in approximately 35 to 40 days. On average supplier invoices are paid within 30 days.

On average, our German technical products business maintains approximately 30 days of inventory of raw materials and supplies to support its manufacturing operations and approximately 20 days of finished goods inventory to support customer orders for its products. Sales terms in the technical products business vary depending on the type of product sold and customer category. Extended credit terms of up to 120 days are typically offered to customers located in certain international markets. On average sales are collected in approximately 55 to 60 days. On average supplier invoices are paid within 20 days.

Pulp. Our Pictou pulp mill maintains harvested log inventories on the ground for up to six months. The mill also maintains other raw material and supplies inventories ranging from 3 to 30 days to support its pulp making operations. The Pictou mill typically maintain finished pulp inventories of 7 to 8 days to fill customer orders, and inventories related to a few grades for up to 60 days. For purchases other than wood chips, the mill typically carries accounts payable at 30 to 45 day levels in accordance with various purchasing terms. Chip purchases are generally paid in 5 to 10 days from receipt. Sales terms generally range from 30 to 60 days with the majority at 45 days pursuant to the pulp supply agreement with Kimberly-Clark.

Competition

Fine Paper. We believe our fine paper business is a leading supplier of premium writing, text, cover and specialty papers in North America. The fine paper business competes directly in this market with Mohawk Fine Papers Inc., Wausau Paper Corp. and other smaller companies. We believe the primary bases of competition for premium writing, text and cover papers are brand recognition, product quality, service, availability and promotional support, with price becoming an increasingly important factor. We have and will continue to invest in advertising and other programs aimed at graphic designers, printers and corporate end-users in order to communicate the advantages of using our products.

Technical Products. In the tapes, abrasives, transportation and other filter media, nonwoven wall coverings, medical packaging, label and decorative components segments, our technical products business competes in global markets with a number of large multinational competitors, including ArjoWiggins S.A.S., MeadWestvaco Corporation, Hollingsworth & Vose Company, Arkwright, Inc. and Ahlstrom Corporation. It also competes in some, but not all, of these segments with smaller regional manufacturers, such as Monadnock Paper Mills, Inc., Fortress Paper, Ltd and Paper Line S.p.A. We believe the bases of competition in most of these segments are the ability to design and develop customized product features to meet customer specifications while maintaining quality, customer service and price. We believe our research and development program gives us an advantage in customizing base papers to meet customer needs. Although delivered pricing has become an increasingly important factor in supplier selection, our technical products business has been able to maintain its customer base in recent years.

Pulp. The principal competitors of our pulp mill in the production of softwood and hardwood kraft pulp are Tembec, West Fraser Timber Co. Ltd, SFK Pulp Fund, Bowater Incorporated and Domtar Inc. In addition, competition in hardwood pulp is increasing from lower cost eucalyptus pulp manufacturers in South America. Most of this pulp is sold to paper mills in the eastern and midwestern United States and in Europe. The basis of competition for pulp is primarily price, including the freight cost to customer locations, pulp performance attributes and consistent quality. Pulp pricing is cyclical with increases and decreases primarily driven by general economic conditions and pulp production capacity.

Research and Development

Our main research and development laboratory is located in Roswell, Georgia. Our domestic technical products business maintains a research and development laboratory in Munising, Michigan to support its strategy of developing new products and technologies, and to support growth in its existing product lines and other strategically important markets. Our German technical products business maintains laboratory and research and development staff at each of its manufacturing locations and dedicated application engineers for key accounts to support product development and process improvements.  We have recently expanded test equipment for filter media including the construction of a nano fiber pilot plant for the testing of advanced filter media applications.  We have continually invested in product research and development with spending of $6.4 million in 2007, $3.5 million in 2006 and $2.2 million in 2005.

Intellectual Property

We own more than 50 trademarks with registrations in approximately 50 countries. Our business has built its market leading reputation on trademarked brands that date back as far as 1908. The CLASSIC® family of brands is one of the most well known and respected trademarks in the printing and writing industry. The CLASSIC® family includes CLASSIC CREST®, CLASSIC® Laid, CLASSIC® Linen, CLASSIC COLUMNS® and CLASSIC COTTON® papers. Our branded products, including the CLASSIC® family of products, the ENVIRONMENT® brand and brands such as STARWHITE®, SUNDANCE® and ESSE®, acquired in the Fox River acquisition, have played an important role in the marketing of the product lines of the fine paper business, which are recognized as an industry leader for quality, consistency and printing applications.

The KIMDURA® and MUNISING LP® trademarks have made a significant contribution to the marketing of synthetic film and clean room papers of the technical products business.  The Gessner® and varitess® trademarks have played an important role in the marketing of Neenah Germany product lines.

We own more than 40 patents and have multiple pending patent applications in the United States, Canada, Western Europe and certain other countries covering image transfer paper, abrasives, medical packaging and fiber modification in the pulping process. We believe our image transfer patents have contributed to establishing the technical products business as a leading supplier of image transfer papers.

Backlog and Seasonality

Fine Paper. The fine paper business has historically experienced a steady flow of orders with marginally higher sales in the first quarter due to annual report production and a slight reduction in the third quarter due to maintenance downtime. Orders for stock products are typically shipped within two days, while custom orders are shipped within two to three weeks of receipt. Raw material purchases and manufacturing schedules are planned based on a combination of historical trends, customer forecasts and current market conditions. The order backlogs in the fine paper business on December 31, 2007 and December 31, 2006 were $11.5 million and $4.7 million, respectively, which represents 11 days and eight days, respectively, of sales. We have previously filled the order backlog from December 31, 2006 and expect to fill the order backlog from December 31, 2007 within the current fiscal year.

Technical Products. Historically, sales and profits for the technical products business have been relatively stronger in the first half of the year with reductions in the third quarter due to reduced customer converting schedules and in the fourth quarter due to a reduction in inventory levels by our customers. The order flow for the technical products business is subject to seasonal peaks for several of its products, such as the larger volume grades of tape, abrasives, premask, and label stock used primarily in the downstream finished goods manufacturing process. To assure timely shipments during these seasonal peaks, the technical products business has agreements with certain customers to manufacture orders and hold them in inventory for later shipment. The technical products business also manages these peaks with sales on consignment. Such sales represent less than 10 percent of the technical products business’s annual sales. Orders are typically shipped within six to eight weeks of receipt of the order. However, the technical products business periodically experiences periods where order entry levels surge, and order backlogs can increase substantially. Raw materials are purchased and manufacturing schedules are planned based on customer forecasts, current market conditions and individual orders for custom products. The order backlog in the technical products business on December 31, 2007 was approximately $82 million and represented approximately 20 percent of estimated prior year sales. The order backlogs in the technical products business on December 31, 2006 was approximately $60 million and represented approximately 16 percent of prior year sales annualized to include the results of Neenah Germany for a full year. We have previously filled the order backlog from December 31, 2006 and expect to fill the order backlog from December 31, 2007 within the current fiscal year.

Pulp. Our Pictou pulp mill has historically taken a 10 to 14-day shutdown each year for major maintenance, thereby reducing pulp shipments and increasing costs in the quarter in which the shutdown occurs.  In 2007, the maintenance shutdown at the Pictou mill was taken in the second quarter. Customer order patterns are consistent, except for a moderate reduction in European orders in the summer. In North America, orders are generally placed one month in advance, while European orders are based on a three-month rolling forecast.

Employee and Labor Relations

As of December 31, 2007, we had approximately 2,450 regular full-time employees of whom 935 hourly and 500 salaried employees were located in the United States, 220 hourly and 75 salaried employees were located in Canada, and 470 hourly and 260 salaried employees were located in Germany.

Hourly employees at the Pictou pulp mill are represented by the Communications, Energy and Paperworkers Union of Canada.  The collective bargaining agreement for the Pictou mill expires on May 31, 2009.

Hourly employees at the Neenah, Appleton, Whiting, Munising, and Urbana paper mills and the Appleton converting center are represented by the United Steelworkers Union (the “USW”). The collective bargaining agreement for the Appleton converting center expires in November 2008.  The collective bargaining agreements for the Whiting, Urbana, Neenah, Munising, and Appleton paper mills expire on January 31, 2009, May 31, 2009, June 30, 2009, July 14, 2009 and May 31, 2010, respectively. Additionally, the Neenah, Whiting and Munising, paper mills have bargained jointly with the union on pension matters. In September 2007, the Company and the union entered into a new agreement governing pension matters that expires in 2019.

Hourly employees at the Ripon paper mill are represented by a local of the Association of Western Pulp and Paper Workers pursuant to a collective bargaining agreement that expires on April 30, 2010. As of December 31, 2007, all hourly employees at the Housatonic mill represented by locals of the USW had been terminated.

Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the “IG BCE”).  The collective bargaining agreement covering union employees of Neenah Germany is negotiated by the IG BCE and a national trade association representing all employers in the industry.  Union membership is voluntary, and under German law does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement that expires in September 2008 cannot be determined.  Negotiations on a new contract have not begun.

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

We have planned capital expenditures to comply with environmental, health and safety laws, regulations and ordinances during the period 2008 through 2010 of approximately $2 million to $3 million annually.  Following the completion of engineering studies and negotiations with local authorities and other interested parties in Canada, we do not currently anticipate any material capital expenditures would be required at the Pictou mill related to the effluent treatment system, total sulfur emissions or other environmental matters until 2009 or later. Our anticipated capital expenditures for environmental projects are not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

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

Item 1A.                 Risk Factors

You should carefully consider each of the following risks and all of the other information contained in this Annual Report on Form 10-K. Some of the risks described below relate principally to our business and the industry in which we operate, while others relate principally to our indebtedness. The remaining risks relate principally to the securities markets generally and ownership of our common stock.

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

The following chart shows price information for northern bleached softwood kraft pulp from 1981 to 2007 and illustrates the cyclical nature of the pulp industry:

Pulp Price Trends

Northern Bleached Softwood Kraft Pulp

Source: Resource Information Systems, Inc.

The markets and profitability of pulp have been, and are likely to continue to be, cyclical. Accordingly, we must continuously and effectively manage our production and capacity to be able to respond effectively to business cycles in the pulp industry. From time-to-time, we use hedging arrangements to reduce our exposure to pulp price fluctuations, although these arrangements could result in us incurring higher costs than we would incur without the arrangements.

Fluctuations in currency exchange rates could adversely affect our results.

Changes in the Canadian dollar exchange rate relative to the U.S. dollar have an effect on our results of operations and cash flows.  Exchange rate fluctuations for the Canadian dollar can have a material impact on our financial results because substantially all of our pulp mill’s expenses are incurred in Canadian dollars and our pulp revenues are denominated in U.S. dollars. For example, in 2007, a hypothetical $0.01 increase in the Canadian dollar relative to the U.S. dollar would have decreased our income before income taxes by more than $2 million, excluding additional currency remeasurement losses.

From time-to-time, we use hedging arrangements to reduce our exposure to Canadian dollar exchange rate fluctuations, although these arrangements could result in us incurring higher costs than we would incur without the arrangements

Exchange rate fluctuations for the Euro do not have a material effect on the operations or cash flows of our German technical products business.  Our German technical products business incurs most of its costs and sells most of its production in Europe and, therefore, its operations and cash flows are not materially affected by changes in the exchange rate of the Euro relative to the U.S. dollar. Changes in the Euro exchange rate relative to the U.S. dollar will, however, have an effect on our reported results of operations.

The following chart shows changes in the U.S./Canadian dollar exchange rate from 1981 to 2007:

U.S. $/Canadian $ Exchange Rate History

Source: Thomson Financial, an operating unit of The Thomson Corporation.

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

We obtain a portion of the wood fiber required for our Pictou pulp mill from timberland areas licensed by the Nova Scotia provincial government. The government has granted us non-exclusive licenses for substantial timberland areas from which we obtain fiber, and we also obtain fiber harvested from timberland areas licensed to others by this government. There can be no assurance that the amount of fiber that we are allowed to harvest from these licensed areas will not be decreased, or that our licenses will continue to be renewed or extended by the governments on acceptable terms. In the area where our Pictou pulp mill is located, there is increasing competition for wood fiber from various other users. Concerns over the sustainability of forestry practices may also lead to reductions in the timberlands available for harvest to supply our pulp mill. In addition, aboriginal groups have made land claims against various levels of government which, if successful, would further reduce the timberlands from which wood could be harvested for our mill. Changes in governmental practices and policies as they apply to us and to others from whom we obtain fiber also may result in less fiber being available, increased costs to obtain the fiber and additional expense in meeting forestry and silviculture standards. The price of wood chips can vary significantly based on the cost of logs, the strength of demand in the lumber and pulp markets and the amount of timber available for harvesting on government owned land. During 2007, an extended period of depressed lumber prices resulted in reduced availability and higher prices for wood chips. These results could have a material adverse effect upon our financial position, liquidity and results of operations.

For the year ended December 31, 2007, two suppliers provided over 60 percent of the wood chips used by the Pictou mill. While we believe that alternative sources of critical supplies, such as wood chips, would be available, disruption of our primary sources could create a temporary, adverse effect on product shipments. Also, an interruption in supply of a latex specialty grade or of specialty softwood pulp to our technical products business, each of which we currently obtain from a single source, could disrupt and eventually cause a shutdown of production of certain technical products.

Our pulp mill may experience unexpected or prolonged shutdowns, which would adversely affect our financial position, results of operations and cash flows.

Our Pictou pulp mill requires annual shutdowns to perform major maintenance because it normally operates continuously. We generally schedule shutdowns of 10 to 14 days each year at the mill. The annual scheduled shutdown impacts our profitability and cash flow in the fiscal quarter in which the shutdown occurs. The annual maintenance shutdown at Pictou occurred in May 2007, which resulted in substantially lower operating results and lower production volumes in that month. In addition to scheduled shutdowns, as described above, depressed pulp prices may cause the pulp mill to shut down for a period of time if pulp prices fall to a level where it would be uneconomic to operate.

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

We have experienced and may continue to experience decreased demand for some of our existing products. For example, our fine paper business has experienced decreased demand as a result of the growing use of digital and electronic communications media, while our technical products business must cope with a trend to replace durable papers with synthetic films. Our pulp business must compete with an increasing supply of, and in some cases customer preference for, lower cost eucalyptus pulps produced by competitors in the southern hemisphere. If we are unable to implement our business strategies to develop new sources of demand to effectively respond to decreased demand for our existing products, our financial position, cash flows and results of operations would be adversely affected.

The terms of our pulp supply agreement with Kimberly-Clark may require us, at times, to sell pulp at prices that are lower than the prices at which we may be able to sell pulp to other customers.

Our pulp supply agreement with Kimberly-Clark requires us to supply and Kimberly-Clark to purchase pulp from our pulp mill through 2008, subject to early termination provisions and a two year phase-down period discussed below. The prices at which we sell pulp to Kimberly-Clark under the supply agreement reflect a discount from published industry index prices that may be greater or less than the discount reflected in sales to other customers.

In August 2006, the Company and Kimberly-Clark entered into an amended and restated pulp supply agreement (as amended and restated, the “Pulp Supply Agreement”), pursuant to which we agreed to supply and Kimberly-Clark agreed to purchase annually specified tonnages of northern bleached softwood and hardwood kraft pulp, except to the extent excused by a Force Majeure Event. The northern bleached softwood pulp commitment is 278,000 metric tons for 2008 and 165,000 metric tons for 2009. These tonnages will be supplied to Kimberly-Clark by our Pictou Pulp mill and, on a pass-through basis, by our former Terrace Bay pulp mill (the “Terrace Bay Mill”) which we sold to Terrace Bay Pulp Inc. (“TBPI”) in August 2006. TBPI has agreed to perform substantially all of our obligations under the Pulp Supply Agreement and, together with three of its affiliated companies, to indemnify and hold the Company harmless for any claims arising from the Terrace Bay Mill’s failure to so perform.  In addition, our commitment to supply northern bleached hardwood kraft pulp to Kimberly-Clark from the Pictou Mill for 2008 was 5,000 metric tons.

In June 2007, we notified Kimberly-Clark of our intention to terminate our obligation to supply pulp from Terrace Bay under the Pulp Supply Agreement effective June 2008.  Such notice will also result in cancellation of the pass-through sales agreement between the Company and TBPI with respect to the Terrace Bay Mill, but does not terminate our supply arrangements with Kimberly-Clark for pulp manufactured at the Pictou Mill.

Either party can elect a two-year phase-down period for the agreement, to begin no earlier than January 1, 2009, under which the commitments for northern bleached softwood kraft pulp in the first and second years of the phase-down period would be 165,000 and 101,000 metric tons, respectively. Either the Company or Kimberly-Clark may terminate the pulp supply agreement for certain events specified in the agreement, including a material breach of the agreement by the other party that is not cured after 30 days’ notice, insolvency or bankruptcy of the other party, or a fundamental change in the nature of the business of the other party that may substantially affect its ability to sell or to purchase or utilize pulp under the agreement. In addition, Kimberly-Clark may terminate the agreement if the ownership or control of the Company or any of its pulp production facilities becomes vested in or is made subject to the control or direction of, any direct competitor of Kimberly-Clark or any governmental or regulatory authority or any other third party, who in Kimberly-Clark’s reasonable judgment may not be able to reliably perform the Company’s obligations under the agreement. Kimberly-Clark may also terminate the agreement upon one year’s notice if, as a result of the Company’s forestry activities, continued use of the Company’s pulp by Kimberly-Clark does or, in Kimberly-Clark’s reasonable judgment is likely to, result in a substantial loss of sales of Kimberly-Clark’s products or to otherwise materially and adversely affect the reputation of Kimberly-Clark or its products. Kimberly-Clark may also terminate the agreement upon 180 days notice that the Company’s failure to comply with United States customs requirements jeopardizes Kimberly-Clark customs certification.

The preceding description is a summary of the principal provisions of the PSA Amendment and is qualified in its entirety by the PSA Amendment.

Under the Pulp Supply Agreement, the commitments are structured as supply-or-pay and take-or-pay arrangements. Accordingly, if we do not supply the specified minimums, we must pay Kimberly-Clark for the shortfall based on the difference between the contract price and any higher price that Kimberly-Clark pays to purchase the pulp, plus 10 percent of that difference. If Kimberly-Clark does not purchase the specified minimums, Kimberly-Clark must pay for the shortfall based on the difference between the contract price and any lower price we obtain for the pulp, plus 10 percent of the difference. If such an event were to occur, our business could be materially adversely affected.

If we are unable to effectively respond to the significant challenges faced by our pulp business our financial condition, results of operations and cash flows will be materially and adversely affected.

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

Our operations are subject to federal, state, provincial and local laws, regulations and ordinances in each of the United States, Canada and Germany relating to various environmental, health and safety matters. The nature of our operations requires that we invest capital and incur operating costs to comply with those laws, regulations and ordinances and exposes us to the risk of claims concerning non-compliance with environmental, health and safety laws or standards. We cannot assure that significant additional expenditures will not be required to maintain compliance with, or satisfy potential claims arising from, such laws, regulations and ordinances. Future events, such as changes in existing laws and regulations or contamination of sites owned, operated or used for waste disposal by us (including currently unknown contamination and contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs that could require significantly higher capital expenditures and operating costs, which would reduce the funds otherwise available for operations, capital expenditures, future business opportunities or other purposes. For example, the ratification of the Kyoto Protocol by Canada may result in lower limits for the emission of carbon dioxide and other greenhouse gases. The specific limitations with respect to our Canadian operations are unknown and uncertain and may result in increased costs.

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

We have significant obligations for pension and other post-employment benefits which could require future funding beyond that which we have funded in the past or which we currently anticipate. At December 31, 2007, our projected pension benefit obligations exceeded the fair value of pension plan assets by approximately $64 million. In 2007, total contributions to our pension trusts were $10.1 million. At December 31, 2007, our projected other post-employment benefit obligations were $55.2 million.  No assets have been set aside to satisfy our other post-employment benefit obligations.  In 2007, we made payments for other post-employment benefits of $4.1 million. A material increase in funding requirements or benefit payments could have a material adverse effect on our cash flows.

Labor interruptions would adversely affect our business.

Substantially all of our hourly paid employees are unionized. In addition, some of our key customers and suppliers are also unionized.  Strikes, lockouts or other work stoppages or slow downs involving our unionized employees could have a material adverse effect on us.

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

We have incurred expenses related to the integration of Neenah Germany and Fox River, and we expect to incur additional substantial expenses related to the continued integration of Neenah Germany and Fox River.

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

Risks Relating to Our Indebtedness

We have significant indebtedness which subjects us to restrictive covenants relating to the operation of our business.

As of December 31, 2007, we had $225 million of senior notes, a term loan of $23.1 million and $14.6 million of project financing outstanding. In addition, our borrowing base under our revolving credit agreement was $210 million and borrowings of $66.2 million were outstanding. Our leverage could have important consequences. For example, it could:

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

The terms of our indebtedness, including the revolving credit facility, term loan and the indenture governing the notes, contain covenants restricting our ability to, among other things, incur certain additional debt, make specified restricted payments and capital expenditures, authorize or issue capital stock, enter into transactions with our affiliates, consolidate or merge with or acquire another business, sell certain of our assets or liquidate, dissolve or wind-up our company. In addition, the terms of our revolving credit facility require us to achieve and maintain certain specified financial ratios. These restrictions may limit our ability to engage in activities which could expand our business, including obtaining future financing, making needed capital expenditures or taking advantage of business opportunities such as strategic acquisitions and dispositions.

Our revolving credit facility accrues interest at variable rates. As of December 31, 2007, we had $66.2 million of borrowings outstanding, $1.6 million in outstanding letters of credit and $114.9 million of remaining availability. We may reduce our exposure to rising interest rates by entering into interest rate hedging arrangements, although those arrangements may result in us incurring higher interest expenses than we would incur without the arrangements. If interest rates increase in the absence of such arrangements, we will need to dedicate more of our cash flow from operations to make payments on our debt. For more information on our liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our revolving credit agreement is secured by substantially all of our North American assets.

Our revolving credit agreement, as amended, is secured by substantially all of our North American assets, including the capital stock of our subsidiaries and is guaranteed by Neenah Paper Company of Canada, a wholly owned subsidiary.  Neenah Germany is not a borrower or guarantor with respect to the revolving credit agreement.  However, we pledged 65 percent of our equity interest in Neenah Germany as security for our obligations under the revolving credit agreement.

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

•             other factors described under “Risk Factors.”

You are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information presented in this information statement.

Item 1B.                 Unresolved Staff Comments

None.

Item 2.                          Properties

Our principal executive offices are located in Alpharetta, Georgia, and our main research and development laboratory is located in Roswell, Georgia. We operate a pulp mill in Canada that produces hardwood and softwood bleached kraft pulp for use in making a variety of paper products. We operate six paper mills in the United States that produce printing and writing, text, cover, durable saturated and coated substrates and other specialty papers for a variety of end uses. We operate a Fine Paper distribution center in the United States.  We operate three paper mills in Germany that produce transportation and other filter media, wall coverings and durable and saturated substrates. We have a timberlands operation which supplies logs and wood chips to our pulp mill and sells logs and wood chips to others. We own each of these facilities and the equipment to operate them except the wood harvesting equipment owned and operated by contractors who harvest wood for our pulp mill and the Fine Paper distribution center which is a leased facility that is operated for us by a third party logistics firm. We also own 500,000 acres of timberlands and a tree nursery in the Province of Nova Scotia. In addition, we have non-exclusive harvesting and land management rights to 200,000 acres of Crown land licensed to us by the Province of Nova Scotia.

We believe that each of these facilities is adequately maintained and is suitable for conducting our operations and business.

Machine operating schedules at all of our manufacturing locations are currently at or near capacity, except that our fine paper mills are operating at approximately 85 percent of capacity.

As of December 31, 2007, following are the locations of our principal facilities and operating equipment and the products produced at each location. All the facilities are owned by us, except as otherwise noted:

Location	Equipment/Resources	Products
Ripon Mill Ripon, California	One paper machine; paper finishing equipment; distribution warehouse	Printing and writing, text, cover and other specialty papers
Urbana Mill (a) Urbana, Ohio	Paper finishing equipment; distribution warehouse	Printing and writing, text, cover and other specialty papers
Appleton Mill Appleton, Wisconsin	Two paper machines; paper finishing equipment; distribution warehouse	Printing and writing, text, cover and other specialty papers
Distribution Center Menasha, Wisconsin	Leased distribution warehouse	Printing and writing, text, cover and other specialty papers
Converting Center Neenah, Wisconsin	Paper finishing equipment	Printing and writing, text, cover and other specialty papers
Neenah Mill Neenah, Wisconsin	Two paper machines; paper finishing equipment; distribution warehouse	Printing and writing, text, cover and other specialty papers
Whiting Mill Whiting, Wisconsin	Four paper machines; paper finishing equipment	Printing and writing, text, cover and other specialty papers
Munising Mill Munising, Michigan	Two paper machines; two off line saturators; three off line coaters; specialty finishing equipment	Tapes, abrasives, premask, medical packaging and other durable, saturated and coated substrates
Bruckmühl Mill Bruckmühl, Germany	One paper machine; two saturators; one laminator; finishing equipment	Masking tape backings and abrasive backings
Lahnstein Mill Lahnstein, Germany	One paper machine; three impregnating and coating machines; two calendars; finishing equipment	Printing media, nonwoven wall coverings and durable substrates
Weidach Mill Feldkirchen-Westerham, Germany	Two paper machines; three saturators; one meltblowing machine; specialty finishing equipment	Vacuum and transportation filter media
Pictou Mill Pictou, Nova Scotia, Canada	Equipment for a single line bleached kraft pulping operation	Northern bleached softwood and hardwood kraft pulp
Pictou Timberlands Operation Pictou, Nova Scotia, Canada	Equipment owned and operated by contractors	Logs and wood chips
Pictou Timberlands Nova Scotia, Canada	Right to harvest wood off 500,000 acres of owned timberlands and 200,000 acres of Crown timberlands under license from the Province of Nova Scotia	Logs and wood chips
Debert Tree Nursery Debert, Nova Scotia, Canada	26 greenhouses and tree seeding equipment; seed development orchards	Seedlings which are used to plant in timberlands

(a)                  We ceased manufacturing operations at the Urbana, Ohio mill in September 2007.  Converting operations at the mill are expected to be phased out during the first six months of 2008.

As of December 31, 2007, following are the locations of our owned and leased office and laboratory space and the functions performed at each location.

Administrative Location	Office/Other Space	Function
Alpharetta, Georgia	Leased Office Space	Corporate Headquarters and Administration and Sales
Roswell, Georgia	Leased Laboratory Space	Research and Development for the pulp and paper businesses
Appleton, Wisconsin	Leased Office Space	Administration and Sales
Neenah, Wisconsin	Owned Office Space	Administration and Sales
Debert, Nova Scotia, Canada	Leased Office Space	Planning and operations for the Pictou timberlands

Item 3.                          Legal Proceedings

In December 2006, certain retirees of Neenah Canada brought a proposed class action lawsuit (the “Retiree Class Action”) against Neenah Canada, the Company and Kimberly-Clark Inc. alleging the wrongful reduction and/or elimination of certain retiree benefits following Neenah Canada’s transfer of the Terrace Bay pulp and woodlands operations to Terrace Bay Pulp Inc. and Eagle Logging Inc.  The plaintiffs alleged that the Company and Neenah Canada have breached a contract to provide benefits, breached their fiduciary duty to the plaintiffs and have made negligent misrepresentations regarding retiree benefits. The plaintiffs sought unspecified damages for the value of the loss of retiree medical and health benefits (and/or reinstatement of the reduced/eliminated benefits), plus punitive damages in the amount of $5.0 million Canadian dollars.  In the fourth quarter of 2007, Neenah Canada and the plaintiffs reached an agreement to settle the Retiree Class Action.  Neither the Company nor Neenah Canada admits any liability to the plaintiffs in the Retiree Class Action; however, in return for a full and complete dismissal of all claims for retiree health and medical benefits against Neenah Canada and the Company, Neenah Canada agreed to pay the plaintiffs approximately $5.5 million Canadian dollars for settlement of the Retiree Class Action.  Neenah Canada also agreed to continue certain retiree life insurance benefits at a reduced rate in the future.  The settlement of the Retiree Class Action has been approved by all class members and the court, and the settlement amounts were paid to the putative class in February 2008, resulting in a full and complete dismissal of the Retiree Class Action.

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

Item 4.                          Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

On March 12, 2008, the Company’s shareholders approved a reverse/forward split of the issued and outstanding shares of Common Stock.  The reverse/forward split will consist of a 1-for-50 reverse split of Common Stock followed immediately by a 50-for-1 forward split of Common Stock. Holdings of stockholders with fewer than 50 shares of Common Stock prior to the split would be converted into fractional shares.  Such fractional shares would be purchased by the Company at a price equal to the average closing price per share of the Company’s Common Stock on the New York Stock Exchange on the five days preceding the split.  Stockholders holding 50 or more shares of common stock will continue to hold the same number of shares after the forward stock split, and will not receive any cash payment. The Company expects to fund up to $9 million to acquire a portion of these shares. The reverse/forward split is expected to result in a significant reduction in shareholder record keeping and mailing expenses and provide holders of fewer than 50 shares with a cost-effective way to efficiently dispose of their investment.

Item 4A.                 Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K, information regarding Neenah’s executive officers is hereby included in Part I of this report.

Set forth below is information concerning our executive officers.

Name	Position
Sean T. Erwin	Chairman of the Board, President and Chief Executive Officer
Walter M. Haegler	Senior Vice President—Managing Director of Neenah Germany
Steven S. Heinrichs	Senior Vice President, General Counsel and Secretary
Bonnie C. Lind	Senior Vice President, Chief Financial Officer and Treasurer
John P. O’Donnell	Senior Vice President—President, Fine Paper
James R. Piedmonte	Senior Vice President—Operations
Dennis P. Runsten	Vice President—President, Technical Products U.S.

Sean T. Erwin, age 56, is the Chairman of our Board of Directors and our President and Chief Executive Officer. Prior to the Spin-Off, Mr. Erwin had been an employee of Kimberly-Clark since 1978, and held increasingly senior positions in both finance and business management. In January 2004, Mr. Erwin was named President of Kimberly-Clark’s Pulp and Paper Sector, which comprised the businesses transferred to us by Kimberly-Clark. He served as the President of the Global Nonwoven business from early 2001. He has also served as the President of the European consumer tissue business, Managing Director of Kimberly-Clark Australia, President of the Pulp and Paper Sector and President of the Technical Paper business.

Walter M. Haegler, Ph.D., age 60, is our Senior Vice President—Managing Director of Neenah Germany, and has been in that role since our acquisition of FiberMark Germany in October 2006. Prior to the acquisition he held the same position as an employee of FiberMark Inc. (“FMK”) after FiberMark Lahnstein had been acquired by FMK in 1999, and was VP and General Manager of FiberMark Gessner from 1998 through the 1999 acquisition. Dr. Haegler served as a Managing Director of Steinbeis Gessner from 1990-1998 and Profit Center Manager Filtration for Gessner GmbH from 1987-1990. He also served as R&D Chemist for Vereinigte Papierwerke Schickedanz & Co. Germany after a study of inorganic and analytical Chemistry at the University of Erlangen Germany.

 Steven S. Heinrichs, age 40, is our Senior Vice President, General Counsel and Secretary and has been in that role since June 2004. Prior to that date, Mr. Heinrichs served as Associate General Counsel and Assistant Secretary for Mariner Health Care, Inc., a nursing home and long-term acute care hospital company. Before joining Mariner Health Care in 2003, Mr. Heinrichs served as Associate General Counsel and Assistant Secretary for American Commercial Lines LLC, a leading inland barge and shipbuilding company from 1998 through 2003. Mr. Heinrichs engaged in the private practice of law with Skadden, Arps, Slate, Meagher and Flom LLP and Shuttleworth, Smith, McNabb and Williams PLLC from 1994 through 1998.

Bonnie C. Lind, age 49, is our Senior Vice President, Chief Financial Officer and Treasurer and has been in that role since June 2004. Ms. Lind was an employee of Kimberly-Clark from 1982 until 2004, holding a variety of increasingly senior financial and operations positions. From 1999 until June 2004, Ms. Lind served as the Assistant Treasurer of Kimberly-Clark and was responsible for managing Kimberly-Clark’s global treasury operations. Prior to that, she was Director of Kimfibers with overall responsibility for the sourcing and distribution of pulp to Kimberly-Clark’s global operations.

John P. O’Donnell, age 47, is a Senior Vice President of the Company and President, Fine Paper and has been in that role since November 2007, with responsibilities for all sales and marketing and customer management activity.  Mr. O’Donnell was employed by Georgia-Pacific Corporation from 1985 until 2007 and held increasingly senior sales and marketing positions in the Consumer Products division.  Mr. O’Donnell served as President of the North America Retail Business from 2004 through 2007, and as President of the North American Commercial Tissue business from 2002 through 2004.

James R. Piedmonte, age 51, is our Senior Vice President—Operations and has been in that role since June 2004. Mr. Piedmonte had been employed by Kimberly-Clark from 1978 until 2004, and held increasingly senior positions within Kimberly-Clark’s operations function. Mr. Piedmonte was responsible for Kimberly-Clark’s pulp mill and forestry operations in Pictou, Nova Scotia, from 2001until 2004. Previously he was the Director of Operations for the fine paper business operations, as well as mill manager at the Whiting, Wisconsin mill.

Dennis P. Runsten, age 50, is a Vice President of the Company and President, Technical Products U.S., and has been in that role since November of 2006, with responsibility for all sales and marketing and customer management activity.  Mr. Runsten was an employee of Kimberly-Clark from 1983-2004, and held increasingly important roles in logistics, operations and marketing management within Kimberly-Clark’s consumer and nonwovens business.  In 2000, Mr. Runsten was appointed Vice President, Supply Chain, for Kimberly-Clark Europe, and in August 2004 he was appointed Vice President, Supply Chain and Information Technology for Neenah Paper, Inc.

There are no family relationships among our directors or executive officers.

PART II

Item 5.                          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Neenah common stock is listed on the New York Stock Exchange and is traded under the ticker symbol “NP.” Trading, as reported on the New York Stock Exchange, Inc., Composite Transactions Tape, and dividend information follows:

	Common Stock
	Market Price		Dividends
	High	Low	Declared
2007
Fourth quarter	$36.39	$27.50	$0.10
Third quarter	$43.78	$32.10	$0.10
Second quarter	$45.55	$36.84	$0.10
First quarter	$40.56	$33.18	$0.10

2006
Fourth quarter	$37.43	$33.19	$0.10
Third quarter	$34.73	$28.10	$0.10
Second quarter	$34.50	$28.50	$0.10
First quarter	$33.87	$26.32	$0.10

Dividends are declared at the discretion of the board of directors, and future dividends will depend on our future earnings, cash flow, financial requirements and other factors. Our ability to pay cash dividends on our common stock is limited under the terms of both our bank credit agreement and our senior notes. As of December 31, 2007, under the most restrictive terms of these agreements, our ability to pay cash dividends on our common stock is limited to a total of $10 million in a twelve-month period.

As of February 29, 2008, Neenah had approximately 10,900 holders of record of its common stock.  The closing price of Neenah’s common stock on February 29, 2008 was $26.05.

Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
October 2007	—	$—	—	—
November 2007	—	$—	—	—
December 2007 (a)	8,021	$28.42	—	—

(a)                  Transactions represent the purchase of vested restricted shares from employees to satisfy minimum tax withholding requirements upon vesting or exercise of stock-based awards. None of these transactions were made in the open market. The average price paid is based upon the closing sales price on the New York Stock Exchange on the date of the transaction.  Such purchases are held as treasury shares.

Item 6.                          Selected Financial Data

The following table sets forth our selected historical financial and other data. You should read the information set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report. The statement of operations data for the years ended December 31, 2007, 2006 and 2005 and the balance sheet data as of December 31, 2007 and 2006 set forth below are derived from our audited historical consolidated financial statements included elsewhere in this Annual Report. The balance sheet data as of December 31, 2005 and 2004 set forth below is derived from our audited historical consolidated financial statements not included in this Annual Report. The statement of operations data for the years ended December 31, 2004 and 2003 and the balance sheet data as of December 31, 2003 set forth below are derived from our audited historical combined financial statements not included in this Annual Report.

The consolidated and combined financial statements reflect the consolidated operations of Neenah and its subsidiaries as a separate, stand-alone entity subsequent to November 30, 2004. The historical financial and other data for periods through November 30, 2004 have been prepared on a combined basis from Kimberly-Clark’s consolidated financial statements using the historical results of operations and bases of the assets and liabilities of Kimberly-Clark’s fine paper and technical products businesses in the United States and its pulp business in Canada and give effect to allocations of expenses from Kimberly-Clark. The historical financial and other data for periods prior to November 30, 2004 are not indicative of our future performance and do not reflect what our financial position and results of operations would have been had we operated as a separate, independent company during the periods presented.

Prior to the Spin-Off, all of the operations of our pulp and paper business were included in the consolidated income tax returns of Kimberly-Clark. Under the tax sharing agreement, Kimberly-Clark will indemnify us for all income tax liabilities and retain rights to all tax refunds relating to operations in the consolidated income tax returns for periods through the date of the Spin-Off. Accordingly, the combined balance sheet as of December 31, 2003 does not include current or prior period income tax receivables or payables related to our operations, which were filed on a consolidated basis with Kimberly-Clark. The income tax provisions were determined as if our business were a separate taxpayer.

	Year Ended December 31,
	2007 (a)		2006 (b)		2005		2004 (j)		2003 (j)
	(Dollars in millions, except per share data)
Consolidated and Combined Statement of Operations Data
Net sales	$990.5		$594.3		$534.7		$528.8		$462.7
Cost of products sold	852.9		502.3		438.7		399.4		352.2
Gross profit	137.6		92.0		96.0		129.4		110.5
Selling, general and administrative expenses	82.4		56.9		49.4		42.0		30.0
Gain on sale of woodlands (d)	(6.2)		(125.5)		—		—		—
Other (income) expense - net	(5.5)		(7.8)		(6.8)		1.6		4.0
Operating income	66.9		168.4		53.4		85.8		76.5
Interest expense - net	25.1		16.5		18.2		1.4		—
Income from continuing operations before income taxes	41.8		151.9		35.2		84.4		76.5
Provision for income taxes	3.9		56.5		12.9		30.4		29.2
Income from continuing operations	37.9		95.4		22.3		54.0		47.3
Loss from discontinued operations (c) (e) (f) (g) (h)	(27.7)		(32.9)		(52.0)		(80.4)		(8.4)
Net income (loss)	$10.2		$62.5		$(29.7)		$(26.4)		$38.9
Earnings from continuing operations per basic share (i)	$2.55		$6.47		$1.51		$3.66		$3.22
Earnings from continuing operations per diluted share (i)	$2.50		$6.43		$1.51		$3.65		$3.22
Cash dividends per common share	$0.40		$0.40		$0.40		$—		$—

Other Financial Data
Net cash flow provided by (used in):
Operating activities	$69.5		$65.8		$22.8		$76.0		$73.6
Investing activities (a) (b) (c)	(113.4)		(127.7)		(25.8)		(19.1)		(23.6)
Financing activities (a) (b)	43.8		50.8		(3.6)		(37.8)		(50.0)
Capital expenditures	(58.3)		(25.1)		(25.7)		(19.1)		(24.4)
Ratio of earnings to fixed charges (k)	2.6	x	8.6	x	2.9	x	50.6	x	383.5	x

	As of December 31,
	2007 (a)	2006 (b)	2005	2004	2003
	(Dollars in millions)
Consolidated and Combined Balance Sheet Data
Working capital	$120.3	$92.9	$123.9	$116.4	$101.7
Total assets	932.8	744.7	537.0	557.3	592.0
Long-term debt	321.2	282.3	226.3	225.0	—
Total liabilities	644.8	559.8	371.7	360.2	158.3
Total stockholders’ and invested equity	288.0	184.9	165.3	197.1	433.7

(a)       In March 2007, we acquired the stock of Fox Valley Corporation and its subsidiary, Fox River Paper Company, LLC (collectively, “Fox River”) for approximately $54.7 million in cash. We financed the acquisition through a combination of cash and debt drawn against our existing revolving credit facility. The results of Fox River are being reported as part of our Fine Paper segment and have been included in our consolidated financial results since the acquisition date.

(b)      In October 2006, we purchased the outstanding interests of Neenah Germany. Neenah Germany was acquired from FiberMark, Inc. and FiberMark International Holdings LLC (collectively “Neenah Germany”) for approximately $220.1 million in cash. We financed the acquisition through a combination of cash and debt drawn against our existing revolving credit facility. The results of Neenah Germany are being reported as part of our Technical Products segment and have been included in our consolidated financial results since the acquisition date.

(c)       In August 2006, we transferred our Terrace Bay mill and related woodlands operations to certain affiliates of Buchanan Forest Products Ltd. (“Buchanan”) for a payment of approximately $18.6 million. The results of operations of the Terrace Bay mill and the loss on transfer are reflected as discontinued operations in the consolidated statements of operations.

(d)      In June 2006, our wholly owned subsidiary, Neenah Paper Company of Canada (“Neenah Canada”) sold approximately 500,000 acres of woodlands in Nova Scotia for gross proceeds of $139.1 million. The agreement includes a fiber supply agreement to secure a source of fiber for Neenah Canada’s Pictou pulp mill. The transaction resulted in a net pre-tax gain of $131.7 million. Neenah Canada immediately recognized approximately $122.6 million of such gain and deferred approximately $9.1 million which was recognized in income pro-rata through December 2007. For the years ended December 31, 2007 and 2006, Neenah Canada recognized $6.2 million and $2.9 million, respectively, of such deferred gain in income.

(e)       In December 2007, the Ontario Plan was terminated and all outstanding pension obligations for active employees were settled through the purchase of annuity contracts or lump-sum payments pursuant to participant elections. For the year ended December 31, 2007, Neenah Canada recognized a non-cash pre-tax settlement loss of $38.7 million upon termination of the Ontario Plan.

(f)       In August 2006, Neenah Canada made a payment to the pension trust of approximately $10.8 million for the purchase of annuity contracts to settle its pension liability for current retirees. As a result, Neenah Canada recognized a pension curtailment and settlement loss of approximately $26.4 million in the year ended December 31, 2006.

(g)      In 2005, we recorded a $53.7 million non-cash pre-tax impairment loss to write-off the carrying value of the Terrace Bay facility’s tangible long-lived assets. In addition, we recorded a $6.1 million pre-tax charge for exit costs in connection with the closure of the smaller of the two single-line pulp mills at our Terrace Bay facility. The charge included $5.0 million for one-time termination benefits related to early retirement, severance and defined benefit pension plans, $0.3 for other associated exit costs and $0.8 million for a non-cash asset impairment loss.

(h)      In 2004, we recorded a $112.8 million non-cash pre-tax impairment loss to reduce the carrying amount of the Terrace Bay facility.

(i)        For 2003, basic and diluted earnings per share were computed using the number of shares of Neenah common stock outstanding at the Spin-Off date.

(j)        As noted elsewhere in this Annual Report, for periods prior to the Spin-Off, our historical financial results are not indicative of our future performance, and do not reflect what our financial position and results of operations would have been had we operated as a separate, independent company during the periods presented.

(k)       For purposes of determining the ratio of earnings to fixed charges, earnings consist of income before income taxes (less interest) plus fixed charges. Fixed charges consist of interest expense, including amortization of debt issuance costs, and the estimated interest portion of rental expense.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the years ended December 31, 2007, 2006 and 2005. Also discussed is our financial position as of the end of those periods. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations are intended to provide investors with an understanding of the historical performance of our business, its financial condition and its prospects. We will discuss and provide our analysis of the following:

•       Overview of Business;

•       Business Segments;

•       Results of Operations and Related Information;

•       Adoption of New Accounting Pronouncements;

•       Liquidity and Capital Resources; and

•       Critical Accounting Policies and Use of Estimates.

Overview of Business

We are a leading international producer of premium fine papers and technical products. We also produce bleached kraft pulp in Canada, where we own approximately 500,000 acres of timberlands and have non-exclusive rights to harvest wood from approximately 200,000 acres of other timberlands. We have three primary operations: our fine paper business, our technical products business and our pulp business.

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

•       Market Leadership. Achieving and maintaining leadership for our fine paper and technical products businesses have been an important part of our past performance. Our fine paper business has long been recognized as a leading manufacturer of world-class premium writing, text and cover papers used in corporate identity packages, corporate annual reports, invitations, personal stationery and high-end packaging. Our technical products business is recognized as a leading supplier in the tape, filtration, component materials, graphics & identification, and wall covering markets. Maintaining our leadership is important to our results, particularly in light of the competitive environment in which we operate.

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

•       General Economic Conditions. The markets for all of our products are affected to a significant degree by general economic conditions. Downturns and improvements in the U.S. and European economies or in our export markets affect the demand for our products.

•       Foreign Currency and Commodity Risk. Sales of pulp by our Pictou mill are invoiced in U.S. dollars in accordance with industry practice; therefore, no currency effects are presented in our analysis of the change in net sales for our pulp operation. However, we are exposed to changes in foreign currency exchange rates because most of the costs relating to our pulp business are incurred in Canadian dollars. These risks could have a material impact on our results of operations if not effectively managed. The following charts illustrate changes in currency and pulp prices that occurred during the periods covered by this Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Pulp Price History
Average Quarterly Prices

Source: Resource Information Systems, Inc.

U.S. $/Canadian $ Exchange Rate History
Average Quarterly Exchange Rates

Quarter End Exchange Rates
U.S.$/ C$
1.0500
1.0000
0.9500
0.9000
0.8500
0.8000
0.7500
0.7000
Q1 2005
Q2 2005
Q3 2005
Q4 2005
Q1 2006
Q2 2006
Q3 2006
Q4 2006
Q1 2007
Q2 2007
Q3 2007
Q4 2007

Source: Thomson Financial, an operating unit of The Thomson Corporation

Business Segments

Our fine paper business is a leading producer of premium writing, text, cover and specialty papers used in corporate identity packages, corporate annual reports, invitations, personal stationery and high-end packaging. Our products include some of the most recognized and preferred papers in North America, where we enjoy leading market positions in many of our product categories. We sell our products primarily to authorized paper distributors, converters and specialty businesses, with sales to distributors and distributor-owned paper stores accounting for approximately 70 percent of sales. We believe that our fine paper manufacturing facilities located in Appleton, Neenah and Whiting, Wisconsin; and Ripon, California are among the most efficient in their markets and make us one of the lowest cost producers.

Our technical products business is a leading producer of transportation and other filter media; durable, saturated and coated base papers for a variety of end uses and nonwoven wall coverings. We sell our technical products globally via five SBUs in 17 product categories, and we focus on major categories where we believe we are a market leader, which include, among others, the tape, label, abrasive, transportation and other filter media, nonwoven wall coverings, medical packaging and image transfer technical products markets. We are also a global supplier of materials used for customer-specific applications in furniture, book covers and original equipment manufacturers’ products. Our customers are located in more than 35 countries. Our technical products manufacturing facilities are located in Munising, Michigan and near Munich and Frankfurt, Germany.

Our pulp business consists of a mill located in Pictou, Nova Scotia together with related timberlands (the “Pictou Mill”). The Pictou Mill is comprised of a single-line pulp facility which produces primarily softwood pulp, as well as timberlands encompassing approximately 500,000 acres of owned and 200,000 acres of licensed or managed land in Nova Scotia. In 2007, the Pictou Mill produced approximately 270,000 metric tons of bleached kraft pulp.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, income before interest and income taxes (which we refer to as “operating income” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations) and other information relevant to an understanding of our results of operations for the years ended December 31, 2007, 2006 and 2005.

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

These strategic initiatives substantially changed the composition of our business and reduced our exposure to the cyclical pulp market. For the year ended December 31, 2007, our paper businesses (fine paper and technical products) represented more than 75 percent of our consolidated net sales. This compares to our paper businesses representing approximately 55 percent of our consolidated net sales for the first quarter of 2006, prior to the transfer of the Terrace Bay pulp operations.

In February 2008, we committed to a plan to sell the Pictou mill and our remaining woodland assets in Nova Scotia. We believe it is probable that a sale of the Pictou mill and the woodland assets will be completed within 12 months.

Following is a more detailed discussion of the completed strategic activities:

Sale of Woodlands

In June 2006, our wholly owned subsidiary, Neenah Paper Company of Canada (“Neenah Canada”)  sold approximately 500,000 acres of woodlands in Nova Scotia to Atlantic Star Forestry LTD and Nova Star Forestry LTD (collectively, the “Purchaser”) for net cash proceeds of $134.8 million. Neenah Canada also entered into a fiber supply agreement (the “FSA”) with the Purchaser to secure a source of fiber for the Pictou mill. Following the sale, Neenah Canada has approximately 500,000 acres of owned and 200,000 acres of licensed or managed woodlands in Nova Scotia.

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

The sale qualified for gain recognition under the “full accrual method” described in Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate (“SFAS 66”). As a result, Neenah Canada recognized a pre-tax gain on the sale of approximately $122.6 million and deferred approximately $9.1 million, which represents Neenah Canada’s estimated “maximum exposure to loss” under the FSA.

Divestiture of Terrace Bay

We suspended manufacturing at our Terrace Bay, Ontario pulp operation in February 2006 when the mill’s fiber supply was exhausted as a result of a strike initiated in January 2006 by workers employed by the woodlands operations that supplied wood fiber to the mill. In August 2006, Neenah Canada transferred the Terrace Bay, Ontario pulp mill and related woodlands operations (“Terrace Bay”) to certain affiliates of Buchanan Forest Products Ltd. (“Buchanan”). Buchanan acquired substantially all of the assets of Terrace Bay and assumed responsibility for substantially all of the liabilities related to its future operation in exchange for a cash payment of $18.6 million. At closing, in addition to certain working capital amounts, Neenah Canada retained pension and long-term disability obligations for current and former mill employees and post-employment medical and life insurance obligations for current retirees.

In December 2007, Neenah Canada settled its pension obligations under the Ontario, Canada defined benefit pension plan (the “Ontario Plan”) and terminated the plan. Upon termination of the Ontario Plan, Neenah Canada recognized a non-cash pre-tax settlement loss of $38.7 million. See “Executive Summary—Results of Discontinued Operations.”  In addition, in the fourth quarter of 2007, Neenah Canada reached an agreement to settle a proposed class action lawsuit alleging the wrongful reduction and/or elimination of certain retiree benefits following the transfer of Terrace Bay to Buchanan.  We agreed to pay the plaintiffs approximately $5.5 million Canadian dollars as part of the settlement and recorded a charge of $5.2 million to continuing operations.

Acquisition of Neenah Germany

In October 2006, we purchased the stock of FiberMark Services GmbH & Co. KG and the stock of FiberMark Beteiligungs GmbH (collectively, “Neenah Germany”) for $220.1 million in cash, including $1.5 million paid in the first quarter of 2007 primarily for the adjusted value of working capital at the acquisition date. The transaction was financed through available cash and debt drawn against our existing revolving credit facility.

The Neenah Germany assets consist of two mills located near Munich, Germany and a third mill near Frankfurt, Germany that produce a wide range of products, including transportation and other filter media, nonwoven wall coverings, masking and other tapes, abrasive backings, and specialized printing and coating substrates. The results of Neenah Germany are being reported as part of our Technical Products segment and have been included in our consolidated financial results since the acquisition date.

Acquisition of Fox River

In March 2007, we acquired the stock of Fox Valley Corporation and its subsidiary Fox River Paper Company, LLC (collectively, “Fox River”) for $54.7 million in cash (net of cash acquired). Included in such acquisition costs were amounts for the repayment of debt, the payment of deferred employee compensation obligations of the acquired companies and fees and expenses directly related to the acquisition. We financed the acquisition through a combination of cash and debt drawn against our existing revolving credit facility. The Fox River assets consist of four U.S. paper mills and various related assets, producing premium fine papers with well-known brands including STARWHITE®, SUNDANCE®, ESSE® and OXFORD®. The acquisition of Fox River strengthens our fine paper business by providing added scale and the ability to offer a broader array of premium branded products and better service to our customers. We believe that the added scale provided by Fox River will result in improved earnings but profit margins that are lower than those historically reported for our existing fine paper business. The results of Fox River are being reported as part of our Fine Paper segment and have been included in our consolidated financial results since the acquisition date.

During the second quarter of 2007, we closed the Housatonic mill, located near Great Barrington, Massachusetts. In June 2007, we announced plans to permanently close the fine paper mill located in Urbana, Ohio (the “Urbana mill”). Manufacturing operations at the Urbana mill ceased in September 2007. Converting operations at the Urbana mill are expected to be phased out over the first six months of 2008. The closure of the Housatonic and Urbana mills, will allow us to maximize cost efficiencies by shifting fine paper manufacturing to utilize available capacity at our other fine paper mills. In addition, we have completed the process of identifying and notifying certain Fox River sales and administrative employees who were terminated as the acquired business was integrated with our existing fine paper business.

In conjunction with the acquisition of Fox River, we recorded liabilities of approximately $12.5 million for the cost of post-acquisition restructuring activities in accordance with Emerging Issues Task Force Issue 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination. Such costs include severance benefits, contract termination costs and environmental clean-up and monitoring costs. For the year ended December 31, 2007, we made payments of approximately $4.8 million related to post-acquisition restructuring activities.

Results of Continuing Operations

For the year ended December 31, 2007, our operating results benefited from the strategic initiatives described above as consolidated net sales increased 67 percent. Consolidated net sales were $396.2 million higher in the year ended December 31, 2007 compared to the prior year primarily due to increased volume in our paper businesses from the acquisitions of Neenah Germany and Fox River. Consolidated operating income of $66.9 million for the year ended December 31, 2007 decreased $101.5 million compared to the prior year primarily due to a gain of $125.5 million on the sale of woodlands in the prior year. Excluding the gain on sale of the woodlands and the related recognition of $6.2 million of the deferred gain on the sale of woodlands in the current year, operating income increased by $17.8 million. The increase versus the prior year was primarily due to incremental earnings of Neenah Germany, higher average selling prices, particularly prices for softwood pulp at our Pictou Mill, and the absence in 2007 of losses on pulp price hedges in the prior year. The benefits of increased volume from Fox River were largely offset by a less favorable product mix due to the inclusion of Fox River volume with relatively lower margins, the addition of direct selling and administrative costs for Fox River, and costs related to the integration of Fox River and our existing fine paper operations.

Results of Discontinued Operations

For the year ended December 31, 2007, we incurred an after-tax loss from discontinued operations of $27.7 million compared to an after-tax loss of $32.9 million in the prior year period. The loss in the current year is primarily due to costs associated with employee benefit obligations retained by Neenah Canada.

In August 2006, we initiated the process to settle our pension obligations under the Ontario, Canada defined benefit pension plan (the “Ontario Plan”). In July 2007, the Financial Services Commission of Ontario approved our request to settle our pension obligations for active employees and terminate the Ontario Plan. In December 2007, the Ontario Plan was terminated and all outstanding pension obligations for active employees were settled through the purchase of annuity contracts or lump-sum payments pursuant to participant elections. Neenah Canada recognized a non-cash pre-tax settlement loss of $38.7 million upon termination of the Ontario Plan. No additional funding was required to settle the Ontario Plan.

For the year ended December 31, 2006, net sales from discontinued operations of $46.0 million were primarily due to the liquidation of finished goods inventory during the suspension of manufacturing operations at Terrace Bay. For the year ended December 31, 2007, we did not have any sales from discontinued operations due to the transfer of Terrace Bay to Buchanan in August 2006. For the year ended December 31, 2006, the loss from discontinued operations includes pre-tax losses of $26.4 million related to the curtailment of the Ontario Plan and $6.5 million to recognize the loss on the assets transferred to Buchanan.

Income Taxes

For the year ended December 31, 2007, we recorded income tax expense related to continuing operations of $3.9 million compared to income tax expense of $56.5 million in the prior year period. As a result, our effective income tax rate for the years ended December 31, 2007 and 2006 was approximately 9 percent and 37 percent, respectively. During the year ended December 31, 2007, German tax laws were amended to reduce statutory income tax rates effective as of January 1, 2008. Application of the new rates to our existing deferred tax assets and liabilities reduced our net deferred tax liabilities at December 31, 2007. The reduction in our net deferred tax liabilities due to the benefit of the tax rate change resulted in an income tax benefit of $8.8 million and was treated as a discrete item for the year ended December 31, 2007 in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” and had no further impact on our effective tax rate in 2007. Excluding the impact of the German tax law amendment on our deferred tax liabilities and other tax adjustments, our effective tax rate for the year ended December 31, 2007 was approximately 28.6 percent and we expect an additional three percentage point decrease in our effective income tax rate in 2008 when the new German tax law becomes effective.

Adoption of New Accounting Pronouncements

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. There was no material effect on the financial statements and no cumulative effect on retained earnings from our adoption of FIN 48.  However, certain amounts have been reclassified in the consolidated balance sheet to comply with the requirements of FIN 48. As of January 1, 2007, the total amount of unrecognized tax benefits was $6.5 million and, as a result of the adoption of FIN 48, we recognized a $1.0 million increase in our liability for unrecognized tax benefits.  As of December 31, 2007, our liability for unrecognized tax benefits was $1.0 million.

If recognized, approximately $0.6 million of the unrecognized income tax benefits at December 31, 2007 would favorably affect our effective tax rate in future periods. We do not anticipate that the expiration of the statute of limitations or the settlement of audits in the next 12 months will result in liabilities for uncertain income tax positions that are materially different than the amounts accrued as of December 31, 2007.

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

The definition of fair value in SFAS 157 retains the exchange price notion in earlier definitions of fair value and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We do not expect the adoption of SFAS 157 to have a material effect on our financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115  (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.  SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  We do not expect the adoption of SFAS to have a material effect on our financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  In addition, SFAS 141R will require, subsequent to the acquisition period, changes in the valuation allowance for deferred tax assets and liabilities for unrecognized tax benefits related to an acquisition to be recognized as a component of income tax expense.  SFAS 141R applies prospectively to business combinations completed during annual reporting period beginning on or after December 15, 2008.  We are evaluating SFAS 141R and will apply the provisions of the new standard to business combinations completed on or after January 1, 2009.

Analysis of Net Sales—Years Ended December 31, 2007, 2006 and 2005

The following table presents net sales by segment, expressed as a percentage of total net sales before intersegment eliminations:

	Year Ended December 31,
	2007	2006	2005
Fine Paper	37%	37%	42%
Technical Products	40%	31%	24%
Pulp	23%	32%	34%
Total	100%	100%	100%

The following table presents our net sales by segment for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Net sales
Fine Paper	$366.5	$223.9	$222.3
Technical Products	400.8	183.1	130.6
Pulp	223.5	189.3	183.8
Intersegment sales	(0.3)	(2.0)	(2.0)
Consolidated	$990.5	$594.3	$534.7

Commentary:

Year 2007 versus 2006

	Change in Net Sales Compared to the Prior Year
		Change Due To
	Total Change	Volume	Average Net Price
Fine Paper	$142.6	$160.7	$(18.1)
Technical Products	217.7	208.5	9.2
Pulp (a) (b)	34.2	7.5	26.7
Intersegment sales	1.7	1.7	—
Consolidated	$396.2	$378.4	$17.8

(a)          Sales of pulp by our Canadian manufacturing facilities are invoiced in U.S. dollars in accordance with industry practice; therefore, no currency effects are presented in our analysis of the change in net sales for our pulp operations.

(b)         Average net price includes an $11.2 million benefit due to the absence in 2007 of losses on pulp price hedges in the prior year.

Consolidated net sales of $990.5 million in the year ended December 31, 2007 were $396.2 million higher than the prior year primarily as a result of increased volume in our paper businesses due to the acquisitions of Neenah Germany and Fox River. In addition, the current year benefited from higher market prices for softwood pulp and the realization of price increases in our technical products business, partially offset by a less favorable product mix in our fine paper business.

•                  Net sales in our fine paper business of $366.5 million increased $142.6 million or 64 percent as shipment volume improved more than 70 percent primarily due to the acquisition of Fox River. The benefit from higher volume was partially offset by lower average net price resulting from a less favorable product mix due to selling a higher proportion of lower priced grades, primarily Fox River grades, partially offset by improved pricing for branded products.

•                  Net sales in our technical products business of $400.8 million increased $217.7 million or more than double the prior year primarily due to the acquisition of Neenah Germany, and to a lesser extent, improved product mix, favorable currency effects due to a stronger Euro relative to the U.S. dollar and prices. The improvement in average net price reflected a more favorable product mix due to higher priced grades representing a larger proportion of sales and increased selling prices for most products.

•                  Net sales in our pulp business of $223.5 million increased $34.2 million or 18 percent primarily as a result of higher market prices for softwood pulp, the absence in 2007 of losses on pulp price hedges in the prior year and a four percent increase in pulp shipment volume. Average market prices for softwood pulp increased approximately 16 percent versus the prior year. The increase in pulp prices was partially offset by lower shipments of logs to sawmills and veneer manufacturers due to the sale of a portion of our woodlands in June 2006.

Year 2006 versus 2005

	Change in Net Sales Compared to the Prior Year
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

(b)         Average net price includes a net reduction of $11.4 million due to pulp hedging activities.

Consolidated net sales increased $59.6 million or 11 percent in 2006 versus 2005, primarily due to the acquisition of Neenah Germany in October 2006.  Excluding Neenah Germany, sales increased $9.9 million or 1 percent, primarily due to favorable average net selling prices for all our businesses and increased pulp shipments.

•             Net sales in our fine paper business increased $1.6 million, or 1 percent, primarily due to higher average net prices. Higher average net selling prices reflected the realization of price increases on branded products implemented in January and June 2006. Unit volumes were essentially unchanged from the prior year.

•             Net sales in our technical products business increased $52.5 million, or 40 percent, primarily due to the acquisition of Neenah Germany in October 2006.  Excluding Neenah Germany, sales increased $2.8 million or 2 percent due to higher average net selling prices partially offset by lower volume.  The increase in average net selling prices was primarily due to the implementation of a surcharge to recover higher raw material costs and a general price increase in January 2006.

•             Net sales in our pulp business increased $5.5 million, or 3 percent, primarily due to higher selling prices and an increase in shipments. Average net selling prices were favorable due to a 10 percent increase in average market prices for softwood pulp, partially offset by losses on pulp future contracts ($11.4 million).  The increase in shipments was primarily due to increased production.

The following table sets forth line items from our consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Year Ended December 31,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of products sold	86.1	84.5	82.0
Gross profit	13.9	15.5	18.0
Selling, general and administrative expenses	8.3	9.6	9.2
Gain on sale of woodlands	(0.6)	(21.1)	0.1
Other income - net	(0.5)	(1.3)	(1.3)
Operating income	6.7	28.3	10.0
Interest expense-net	2.5	2.8	3.4
Income from continuing operations before income taxes	4.2	25.5	6.6
Provision for income taxes	0.4	9.5	2.4
Income from continuing operations	3.8%	16.0%	4.2%

Analysis of Operating Income — Years Ended December 31, 2007, 2006 and 2005

The following table sets forth our operating income (loss) by segment for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Operating income
Fine Paper	$46.6	$56.2	$58.4
Technical Products	24.7	9.2	10.5
Pulp	9.2	115.8	(9.0)
Unallocated corporate costs	(13.6)	(12.8)	(6.5)
Consolidated	$66.9	$168.4	$53.4

Commentary:

Year 2007 versus 2006

	Change in Operating Income Compared to the Prior Year
		Change Due To
	Total Change	Volume	Net Price (a)	Material Costs (b)	Currency	Other (c) (d)
Fine Paper	$(9.6)	$55.7	$(45.0)	$(2.8)	$—	$(17.5)
Technical Products	15.5	15.6	6.3	(2.8)	—	(3.6)
Pulp	(106.6)	(0.3)	33.5	(9.7)	(13.2)	(116.9)
Unallocated corporate costs	(0.8)	—	—	—	—	(0.8)
Consolidated	$(101.5)	$71.0	$(5.2)	$(15.3)	$(13.2)	$(138.8)

(a)          Includes price changes, net of pulp discounts, changes in product mix and results of pulp hedging activities.

(b)         Includes price changes for raw materials and energy.

(c)          Includes annual maintenance-related downtime spending, other materials, manufacturing labor, distribution and selling, general and administrative expenses.

(d)         Includes $6.2 million and $125.5 million for gain on sale of woodlands and amortization of the deferred gain on sale for the years ended December 31, 2007 and 2006, respectively.

Consolidated operating income of $66.9 million for the year ended December 31, 2007 decreased $101.5 million compared to 2006 primarily due to the gain on the sale of woodlands in the prior year. Excluding the gain on sale of woodlands in 2006 and the recognition of $6.2 million of the deferred gain on the sale of woodlands in the current year, operating income increased $17.8 million compared to the prior year primarily due to the added earnings of Neenah Germany, higher selling prices, particularly for softwood pulp and an improved sales mix in our technical products business. These factors were partially offset by increased manufacturing cost inputs, unfavorable currency effects due to a stronger Canadian dollar and higher spending associated with scheduled maintenance downtime at our Pictou Mill. The benefit of increased volume in our fine paper business associated with the acquisition of Fox River was largely offset by a less favorable product mix, direct selling and administrative expenses of Fox River and costs related to the integration of Fox River.

•                 Operating income for our fine paper business of $46.6 million decreased $9.6 million from the prior year primarily due to higher fiber and other costs. The increase in other costs was primarily due to higher distribution costs, additional direct selling and administrative expenses for the Fox River business and approximately $3.3 million in costs related to the integration of Fox River and our existing fine paper operations. In addition, approximately $1.9 million of profits associated with the Fox River acquisition were capitalized as part of beginning inventory values under purchase accounting. These unfavorable factors were only partially offset by the combined factors of increased volume and a less favorable product mix related to the acquisition of Fox River and higher average selling prices.

•                 Operating income for our technical products business of $24.7 million increased $15.5 million from the prior year primarily as a result of the incremental earnings of Neenah Germany, including favorable currency effects due to a stronger Euro relative to the U.S. dollar, and favorable average net price, partially offset by higher fiber costs. Favorable average prices were primarily due to an improved product mix and higher selling prices for most products.

•                 Operating income for our pulp business of $9.2 million decreased $106.6 million from the prior year primarily due to the gain on the sale of woodlands in 2006. Excluding the $125.5 million gain on sale of woodlands and the recognition of $6.2 million of the deferred gain on the sale of woodlands in the current year, our pulp business had operating income of $3.0 million compared to an operating loss of $9.7 million in the prior year. The improvement in operating results was primarily due to higher market prices for softwood pulp and the absence in 2007 of losses of $11.2 million on pulp price hedges in the prior year. These favorable factors were partially offset by increased costs associated with scheduled maintenance downtime, higher fiber costs and unfavorable currency translation effects.

•                 Unallocated corporate expenses increased by $0.8 million primarily due to costs associated with an executive retirement.

Year 2006 versus 2005

	Change in Operating Income (Loss) Compared to the Prior Year
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

•                 Operating income for our fine paper business decreased $2.2 million, or 4 percent, primarily due to higher raw material, energy and labor costs. The increase in manufacturing costs was partially offset by higher average net selling prices due to the realization of price increases on branded products implemented in January and June 2006.

•                 Operating income for our technical products business decreased $1.3 million, or 12 percent, primarily due to higher raw material (primarily latex and pulp), energy, labor and research and development costs. The increase in manufacturing costs was partially offset by higher average net selling prices due to the realization of a general price increase in January 2006 and the implementation of a surcharge to recover increased latex costs, and favorable volume due to Neenah Germany.

•                 Operating income for our pulp business increased $124.8 million from the prior year due to the gain on the sale of the woodlands of $125.5 million. Excluding the gain on sale of the woodlands, our pulp business had an operating loss of $9.7 million, a $0.7 million increase from 2005. The increase in the operating loss for the pulp business was primarily due to unfavorable currency effects related to the strengthening of the Canadian dollar compared to the U.S. dollar, an unfavorable comparison on pulp hedging activities ($11.5 million) and higher raw material and energy costs. These effects were partially offset by higher selling prices, gains on currency hedges and cost savings.

•                 Unallocated corporate expenses increased by $6.3 million primarily due to stock-based compensation costs and depreciation related to our ERP software. Stock-based compensation increased approximately $5.0 million primarily due to the adoption on January 1, 2006 of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

Additional Statement of Operations Commentary:

•                 For the years ended December 31, 2007, 2006 and 2005, we incurred $25.5 million, $19.4 million and $18.5 million, respectively, of interest expense.  The increase in net interest expense was primarily due to borrowings under our bank credit agreement to partially finance the acquisitions of Neenah Germany and Fox River.

•                 Our effective income tax rate was 9.3 percent, 37.2 percent and 36.6 percent for the years ended December 31, 2007, 2006 and 2005, respectively. The decrease in our effective income tax rate between 2007 and 2006 was primarily due to the application of a new tax law in Germany to our existing deferred tax assets and liabilities. See “Executive Summary—Income Taxes.” The increase in our effective tax rate between 2006 and 2005 was primarily due to a change in the proportion of pretax income in tax jurisdictions with different marginal tax rates. See Note 7 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for a reconciliation of the annual effective tax rates.

Liquidity and Capital Resources

	Year Ended December 31,
	2007	2006	2005
Net cash flow provided by (used in):

Operating activities	$69.5	$65.8	$22.8

Investing activities, including capital expenditures	(113.4)	(127.7)	(25.8)

Financing activities	43.8	50.8	(3.6)

Capital expenditures	(58.3)	(25.1)	(25.7)

Operating Cash Flow Commentary

•                 Cash provided by operations of $69.5 million for the year ended December 31, 2007 increased $3.7 million from the prior year primarily due to higher earnings (excluding the non-cash effects of deferred income taxes, the gain on sale of woodlands and pension curtailment losses), partially offset by the liquidation of Terrace Bay working capital in 2006. The improvement in earnings was primarily due to the added earnings of Neenah Germany, higher selling prices, particularly for softwood pulp and an improved sales mix in our technical products business.  Cash provided by working capital for the year ended December 31, 2006 of $39.8 million compares to no change in working capital in 2007. Cash used for working capital in the current year was primarily the result of higher accounts receivable for Neenah Germany and our pulp business, partially offset by an increase in amounts payable for income taxes and interest and foreign currency effects.

•                 Cash provided by operations of $65.8 million for the year ended December 31, 2006 increased $43.0 million from the prior year. This increase was primarily due to a decrease in our investment in operating working capital, partially offset by pension contributions to settle liabilities for current retirees in the Ontario Plan. The increase in cash provided by operating working capital was primarily due to the depletion of finished goods inventory and the collection of accounts receivable at the Terrace Bay mill.

•                 Our investment in operating working capital at December 31, 2007 of $120.3 was $27.4 million higher than the prior year.  The increase was primarily due to working capital acquired in the Fox River acquisition and currency effects related to the strengthening of the Canadian dollar and the Euro relative to the U.S. dollar. Our investment in operating working capital at December 31, 2006 decreased $31.0 million from the prior year primarily due to the depletion of finished goods inventory and the collection of related receivables at Terrace Bay prior to the transfer to Buchanan. This reduction was partially offset by working capital acquired in the Neenah Germany acquisition.

Investing Commentary:

•                 For the year ended December 31, 2007, cash used in investing activities was $113.4 million versus cash used in investing activities of $127.7 million in the prior year. Cash used in investing activities for the year ended December 31, 2007 was primarily due to spending of $54.7 million for the acquisition of Fox River and capital expenditures of $58.3 million. Cash used in investing activities in the year ended December 31, 2006 was primarily due to the acquisition of Neenah Germany for $218.6 million (net of cash acquired) and a payment of $18.6 million to Buchanan to transfer the Terrace Bay mill, partially offset by net proceeds from the sale of woodlands of $134.8 million. Capital expenditures of $58.3 million for the year ended December 31, 2007 more than doubled from the prior year. Capital expenditures in the year ended December 31, 2007 were primarily for major projects to increase capacity and improve efficiency at Neenah Germany. In general, our 2007 capital expenditures in Neenah Germany were financed from locally generated cash flow and government subsidized financing.

Capital spending for 2006 of $25.1 million was $0.6 million lower than the comparable prior year period.  Capital spending in 2006 included significant amounts for the acquisition and installation of ERP software and general projects in North America.

•                 We anticipate capital expenditures for 2008 will be approximately $45 million, including approximately $5 to $10 million for projects related to the integration of Fox River with our existing fine paper business. These capital expenditures are not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

Financing Commentary:

•                 Our liquidity requirements are being provided by cash generated from operations, proceeds from asset sales and short- and long-term borrowings. Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of December 31, 2007, we had $66.2 million outstanding under our revolving credit facility, outstanding letters of credit of $1.6 million and $114.9 million of available credit.

During the year ended December 31, 2007, we amended our bank credit agreement to increase available borrowing capacity from $165 to $210 million. Despite the increase in the total commitment, our ability to borrow under the revolving credit facility is limited to the lowest of (a) $210 million, (b) our borrowing base (as defined in the credit agreement), and (c) the applicable cap on the amount of “credit facilities” under the indenture for our senior notes.

•                 For the year ended December 31, 2007, net borrowings under our revolving credit facility increased by $8.9 million primarily due to borrowings to partially finance the acquisition of Fox River.

•                 In March 2007, we entered into a term loan agreement to provide borrowings of up to $25 million (the “Term Loan”). The Term Loan is secured by substantially all of the property, plant and equipment we acquired in the Fox River acquisition and is fully and unconditionally guaranteed by substantially all of our other subsidiaries, except Neenah Germany. The term loan agreement terminates in November 2010. During the second quarter, we borrowed $25 million under the Term Loan to repay amounts outstanding under our revolving credit facility.

•                 For the year ended December 31, 2007, Neenah Germany incurred €10 million ($14.7 million) of government subsidized project financing. Neenah Germany’s use of such funds was restricted to the payment of costs directly related to the construction of a saturator. In addition, Neenah Germany has an unsecured revolving line of credit to finance working capital needs. At December 31, 2007, $3.1 million was outstanding under such facility.

•                 For the year ended December 31, 2006, net borrowings under our revolving credit agreement increased from $0 to $57.3 million primarily to partially finance the acquisition of Neenah Germany.

•                 For each of the years ended December 31, 2007, 2006 and 2005, we paid cash dividends of $0.40 per share or $6.0 million, $5.9 million and $5.9 million, respectively.

Management believes our ability to generate cash from operations and our borrowing capacity are adequate to fund working capital, capital spending and other cash needs for the next twelve months. Our ability to generate adequate cash from operations beyond 2008, however, will depend on, among other things, our ability to successfully implement our business strategies and cost cutting initiatives and to manage the impact of changes in pulp prices and currencies. We can give no assurance we will be able to successfully implement those strategies and cost cutting initiatives or successfully manage our pulp pricing and currency exposures.

Contractual Obligations

The following table presents the total contractual obligations for which cash flows are fixed or determinable as of December 31, 2007:

(In millions)	2008	2009	2010	2011	2012	Beyond 2012	Total
Unconditional purchase obligations	$50.9	$47.8	$45.0	$35.3	$21.7	$184.1	$384.8
Long-term debt payments	10.9	9.5	75.7	1.8	1.8	232.4	332.1
Interest payments on long-term debt	23.0	22.2	21.2	17.0	16.9	33.1	133.4
Other post-employment benefit obligations	4.5	2.4	2.6	2.9	3.2	19.8	35.4
Operating leases	3.4	3.3	2.3	1.9	1.4	2.3	14.6
Open purchase orders	20.2	—	—	—	—	—	20.2
Contributions to pension trusts	11.3	—	—	—	—	—	11.3
Liability for uncertain tax positions	—	1.0	—	—	—	—	1.0
Total contractual obligations	$124.2	$86.2	$146.8	$58.9	$45.0	$471.7	$932.8

The unconditional purchase obligations are for the purchase of raw materials, primarily wood chips and timber under the FSA. Although we are primarily liable for payments on the above operating leases and unconditional purchase obligations, based on historic operating performance and forecasted future cash flows, we believe our exposure to losses, if any, under these arrangements is not material.

Interest payments on long-term debt includes interest on variable rate debt at December 31, 2007 weighted average interest rates.

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

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States requires estimates and assumptions that affect the reported amounts and related disclosures of assets and liabilities at the date of the financial statements and net sales and expenses during the reporting period. Actual results could differ from these estimates, and changes in these estimates are recorded when known. The critical accounting policies used in the preparation of the consolidated financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regard to estimates used. These critical judgments relate to the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.

The following summary provides further information about the critical accounting policies and should be read in conjunction with the notes to the Consolidated Financial Statements. We believe that the consistent application of our policies provides readers of Neenah’s financial statements with useful and reliable information about our operating results and financial condition.

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

Inventories

We value U.S. inventories at the lower of cost, using the Last-In, First-Out (“LIFO”) method for financial reporting purposes, or market. Canadian and German inventories are valued at the lower of cost, using either the First-In, First-Out (“FIFO”) or a weighted-average cost method, or market. The FIFO value of U.S. inventories valued on the LIFO method was $45.2 million and $37.9 million at December 31, 2007 and 2006, respectively and exceeded such LIFO value by $9.6 million and $8.3 million, respectively.  Cost includes labor, materials and production overhead. Inventories of the Canadian pulp operations include both roundwood (logs) and wood chips. These inventories are located both at the pulp mills and at various timberlands locations. In accordance with industry practice, physical inventory counts utilize “scaling” techniques to estimate quantities of roundwood, as well as various electronic devices to calculate wood chip inventory amounts. These techniques historically have provided reasonable estimates of such inventories.

Income Taxes

As of December 31, 2007, we have recorded aggregate deferred income tax assets of $57.3 million related to temporary differences, and have established no valuation allowances against these deferred income tax assets. As of December 31, 2006, our aggregate deferred income tax assets were $34.2 million. In determining the need for valuation allowances, we consider many factors, including specific taxing jurisdictions, sources of taxable income, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance would be recognized if, based on the weight of available evidence, we conclude that it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. As of December 31, 2007, our liability for uncertain income taxes positions was $1.0 million.  In evaluating and estimating tax positions and tax benefits, we consider many factors which may result in periodic adjustments and which may not accurately anticipate actual outcomes..

Pension Benefits

Substantially all active employees of our U.S. paper operations participate in defined benefit pension plans and defined contribution retirement plans. In November 2004, we assumed responsibility for pension and post-employment benefit obligations for active employees of the Pulp and Paper business and former employees of the pulp business in Canada. In August 2006, Neenah Canada purchased annuity contracts to settle its obligations under the Ontario, Canada defined benefit pension plan (the “Ontario Plan”) for former employees of Terrace Bay. In July 2007, the Financial Services Commission of Ontario approved our request to settle our pension obligations for active employees and terminate the Ontario Plan. In December 2007, the Ontario Plan was terminated and all outstanding pension obligations were settled through the purchase of annuity contracts or lump-sum payments pursuant to participant elections. For the year ended December 31, 2007, Neenah Canada recognized a non-cash pre-tax settlement loss of $38.7 million upon termination of the Ontario Plan. Substantially all of Neenah Germany’s hourly employees participate in defined benefit plans designed to provide a monthly pension benefit upon retirement.

Our funding policy for qualified defined benefit plans is to contribute assets to fully fund the accumulated benefit obligation, as required by the Pension Protection Act. Subject to regulatory and tax deductibility limits, any funding shortfall is to be eliminated over a reasonable number of years. Nonqualified plans providing pension benefits in excess of limitations imposed by the taxing authorities are not funded. There is no legal or governmental obligation to fund Neenah Germany’s benefit plans and as such the plans are currently unfunded.

Consolidated pension expense for defined benefit pension plans was $49.5 million, $35.5 million and $13.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Pension expense for the year ended December 31, 2007, includes $38.7 million for losses related to the settlement of pension obligations for active employees in the Ontario Plan. In addition, we recognized a reduction in pension expense of $1.2 million related to an amendment to the Fox River defined benefit pension plan to freeze the vested pension benefit for salaried employees born after December 31, 1957. Pension expense for the year ended December 31, 2006, includes $26.4 million for settlement and curtailment losses related to the settlement of pension obligations for current retirees in the Ontario Plan. Pension expense for the year ended December 31, 2005 includes a pre-tax charge of $1.6 million for a partial settlement of certain pension obligations related to the closure of the No. 1 pulp mill at Terrace Bay. Pension expense is calculated based upon a number of actuarial assumptions applied to each of the defined benefit plans.

The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense was 7.90 percent, 8.39 percent and 8.41 percent for the years ended December 31, 2007, 2006 and 2005, respectively. The expected long-term rate of return on pension fund assets held by our pension trusts was determined based on several factors, including input from pension investment consultants and projected long-term returns of broad equity and bond indices. We also considered the plans’ historical 10-year and 15-year compounded annual returns. We anticipate that on average the investment managers for both our U.S. and Canadian plans will generate annual long-term rates of return of at least 8.0 percent. Our expected long-term rate of return on the assets in the plans is based on an asset allocation assumption of about 60 percent with equity managers, with expected long-term rates of return of approximately 10 percent, and 40 percent with fixed income managers, with an expected long-term rate of return of about 6 percent. The actual asset allocation is regularly reviewed and periodically rebalanced to the targeted allocation when considered appropriate. We evaluate our investment strategy and long-term rate of return on pension asset assumptions at least annually.

Pension expense is estimated based on the fair value of assets rather than a market-related value that averages gains and losses over a period of years. Investment gains or losses represent the difference between the expected return calculated using the fair value of the assets and the actual return based on the fair value of assets. The variance between the actual and the expected gains and losses on pension assets is recognized in pension expense more rapidly than it would be if a market-related value for plan assets was used. As of December 31, 2007, our pension plans had cumulative unrecognized investment losses and other actuarial losses of approximately $45.4 million. These unrecognized net losses may increase our future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate our pension obligations or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the “corridor” determined under SFAS 87, Employers’ Accounting for Pensions.

The discount (or settlement) rate that is utilized for determining the present value of future pension obligations in the U.S. is generally based on the yield for a theoretical basket of AA-rated corporate bonds currently available in the market place, whose duration matches the timing of expected pension benefit payments. The discount (or settlement) rate that is utilized for determining the present value of future pension obligations in Canada is generally based on the Government of Canada long bond rate plus the spread for a long-term AA-rated bond index over the yield on 30-year U.S. Treasury bonds converted to an equivalent one year compound basis.  The weighted average discount rate utilized to determine the present value of future pension obligations at December 31, 2007 and 2006 was 6.10 percent and 5.25 percent, respectively.

Our consolidated pension expense in 2007 is based on the expected weighted-average long-term rate of return on assets and the weighted-average discount rate described above and various other assumptions. Pension expense beyond 2007 will depend on future investment performance, our contributions to the pension trusts, changes in discount rates and various other factors related to the covered employees in the plans.

The fair value of the assets in our defined benefit plans at December 31, 2007 of approximately $344 million decreased approximately $7 million from the fair value of about $351 million at December 31, 2006, as assets transferred from the Fox River pension plans of $90.5 million and currency effects of $38.0 million, were more than offset by benefit payments (including payments to settle the Ontario Plan) of $162.0 million.  At December 31, 2007, the projected benefit obligations of the defined benefit plans exceeded the fair value of plan assets by approximately $64 million which was approximately $5 million lower than the $69 million deficit at December 31, 2006. The accumulated benefit obligation exceeded the fair value of plan assets by approximately $24.7 million and $31.4 million at December 31, 2007 and 2006, respectively. Contributions to pension trusts for the year ended December 31, 2007 were $10.1 million compared with $24.2 million for the year ended December 31, 2006 (including $10.8 million to purchase annuity contracts to settle pension obligations for current retirees in the Ontario Plan). In addition, we made direct benefit payments of approximately $0.3 million for the year ended December 31, 2007 and approximately $0.1 million in each of the years ended December 31, 2006 and 2005 for unfunded supplemental retirement benefits.

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

Under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is subject to impairment testing at least annually. A fair-value-based test is applied at the reporting unit level, which is generally one level below the segment level. The test compares the fair value of an entity’s reporting units to the carrying value of those reporting units. This test requires various judgments and estimates. The fair value of the reporting unit is determined using a market approach in combination with an estimate of future cash flows and a risk adjusted discount rate to compute a net present value of future cash flows. An adjustment goodwill will be recorded for any goodwill that is determined to be impaired. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized assets and liabilities of the reporting unit. The Company tests goodwill for impairment at least annually on November 30 in conjunction with preparation of its annual business plan, or more frequently if events or circumstances indicate it might be impaired. Goodwill was last tested for impairment as of November 30, 2007 and no impairment was indicated.

Acquired intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144. Intangible assets consist primarily of customer relationships, trade names and acquired intellectual property. Such intangible assets are being amortized using the straight-line method over estimated useful lives of between 10 and 15 years.  Certain trade names are estimated to have indefinite useful lives and as such are not being amortized.  Intangible assets with indefinite lives are annually reviewed for impairment in accordance with SFAS 144.

Stock-Based Compensation

We account for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). Stock-based compensation cost recognized under SFAS 123R consists of (a) compensation cost for all unvested stock-based grants outstanding as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and (b) compensation cost for all stock-based awards granted subsequent to adoption based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The amount of stock-based compensation cost recognized is based on the fair value of grants that are ultimately expected to vest and is recognized pro-rata over the requisite service period for the entire award.

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

Foreign Currency Risk

Our results of operations and cash flows are affected by changes in the Canadian dollar exchange rate relative to the U.S. dollar. In addition, our reported results of operations are affected by changes in the Euro exchange rate relative to the U.S. dollar.  Exchange rate fluctuations can have a material impact on our financial results because substantially all of our pulp mill’s expenses are incurred in Canadian dollars and our pulp revenues are denominated in U.S. dollars. For the year ended December 31, 2007, a hypothetical $0.01 increase in the Canadian dollar relative to the U.S dollar would have decreased our income before income taxes by approximately $2 million, excluding additional currency re-measurement losses. In addition, our reported operating results are affected by changes in the exchange rates of the Canadian dollar and Euro relative to the U.S. dollar. For the year ended December 31, 2007, a hypothetical 10 percent increase in the exchange rates of the Canadian dollar and the Euro relative to the U.S dollar would have decreased our income before income taxes by approximately $1.6 million and $2.1 million, respectively.  Our exposure to such exchange risk on reported operating results is not hedged.

From time-to-time, we use hedging arrangements to reduce our exposure to Canadian dollar exchange rate fluctuations, although these arrangements could result in us incurring higher costs than we would incur without the arrangements. At December 31, 2007 we had foreign currency contracts outstanding in a notional amount of $3.4 million Canadian dollars designated as cash flow hedges of U.S dollar denominated pulp sales. The fair value of the contracts was a current asset of $0.5 million U.S. dollars. The weighted average exchange rate for the foreign currency contracts at December 31, 2007 was $0.852 U.S. dollars per Canadian dollar and the contracts extend through February 2008.

Currency transactional exposures are also sensitive to changes in the exchange rate of the U.S. dollar against the Canadian dollar and the Euro. We performed a sensitivity test to quantify the effects that possible changes in the exchange rate of the U.S. dollar would have on our pre-tax income based on the transactional exposure at December 31, 2007. The effect is calculated by multiplying our net monetary asset or liability position by a 10 percent change in the exchange rate of the Canadian dollar and the Euro versus the U.S. dollar. The results of this sensitivity test are as follows.  As of December 31, 2007, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the Canadian dollar and the Euro involving balance sheet transactional exposure would have resulted in net pre-tax losses of approximately $2 million and $4 million, respectively.

Finally, the translation of the balance sheets of our Canadian operations from Canadian dollars into U.S. dollars and our German operations from Euros into U.S. dollars also are sensitive to changes in the exchange rate of the U.S. dollar against the Canadian dollar and Euro, respectively. Consequently, we performed a sensitivity test to determine if changes in the exchange rate would have a significant effect on the translation of the balance sheets of our Canadian operations and German operations into U.S. dollars. These translation gains or losses are recorded as unrealized translation adjustments (“UTA”, a component of comprehensive income) within stockholders’ equity. The hypothetical change in UTA is calculated by multiplying the net assets of our Canadian and German operations by a 10 percent change in the U.S.$/Canadian$ and U.S.$/Euro exchange rates, respectively. The results of this sensitivity test are presented in the following paragraph.

As of December 31, 2007, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the Canadian dollar and the U.S. dollar against the Euro would have decreased our stockholders’ equity by approximately $13 million and $28 million, respectively. The hypothetical increase in UTA is based on the difference between the December 31, 2007 exchange rate and the assumed exchange rate.

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

From time-to-time, we have used hedging arrangements to reduce our exposure to pulp price fluctuations, although these arrangements could result in us incurring higher costs than we would incur without the arrangements. During 2005 and 2006, we entered into a series of pulp futures contracts to hedge fluctuations in pulp prices through December 2006. At December 31, 2007 and 2006, we had no outstanding pulp future contracts.

Based on 2007 shipment volume, a 10 percent decrease in the market price for northern bleached softwood kraft pulp (excluding the impact of volume and other discounts) would reduce pretax income of our Pulp segment by approximately $22.6 million.

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

In 2007, two suppliers provided over 60 percent of the wood chips used by the Pictou mill. While we believe that alternative sources of critical supplies, such as wood chips, would be available, disruption of our primary sources could create a temporary, adverse effect on product shipments. Also, an interruption in supply of single source specialty grade latex or specialty softwood pulp to our technical products business could disrupt and eventually cause a shutdown of production of certain technical products.

We generate substantially all of the electrical energy used by our Munising and Pictou mills and approximately 20 percent of the electrical energy at our Bruckmühl and Appleton mills. Availability of energy is not expected to be a problem in the foreseeable future, but the purchase price of such energy can and likely will fluctuate significantly based on fluctuations in demand and other factors. In January 2006, we entered into an agreement to purchase 350 thousand pounds per year of “Green Steam” to supply energy at our Neenah paper mill. We anticipate that the agreement will substantially reduce the mill’s annual consumption of natural gas. There is no assurance that that we will be able to obtain electricity or natural gas purchases on favorable terms in the future.

Interest Rate Risk

We are exposed to interest rate risk on our fixed rate long-term debt and our variable rate bank debt. Our objective is to manage the impact of interest rate changes on earnings and cash flows from our variable rate debt and on the market value of our fixed rate debt. At December 31, 2007, we had $239.6 million of long-term fixed rate debt outstanding and $81.6 million of long-term variable rate borrowings outstanding. We are exposed to fluctuations in the fair value of our fixed rate long-term debt resulting from changes in market interest rates, but not to fluctuations in our earnings or cash flows. At December 31, 2007, the fair market value of our fixed rate long-term debt was $215.5 million based upon the quoted market price of the senior notes or rates currently available to us for debt of the same remaining maturities. A 100 basis point increase in interest rates would increase our annual interest expense on outstanding variable rate borrowings by approximately $0.9 million.

We could in the future, reduce our exposure to interest rate fluctuations on our variable rate debt by entering into interest rate hedging arrangements, although those arrangements could result in us incurring higher costs than we would incur without the arrangements.

Environmental Regulation

Our manufacturing operations are subject to extensive regulation primarily by U.S., Canada, Germany and other international authorities. We have made significant capital expenditures to comply with environmental laws, rules and regulations. Due to changes in environmental laws and regulations, the application of such regulations and changes in environmental control technology, we are not able to predict with certainty the amount of future capital spending to be incurred for environmental purposes. Taking these uncertainties into account, we have planned capital expenditures for environmental projects during the period 2007 through 2010 of approximately $2 million to $3 million annually.  Following the completion of engineering studies and negotiations with local authorities and other interested parties in Canada, we do not currently anticipate any material capital expenditures would be required at the Pictou mill related to the effluent treatment system, total sulphur emissions or other environmental matters until 2009 or later.

We believe these risks can be managed and will not have a material adverse effect on our business or our consolidated financial position, results of operations or cash flows.

Item 8.                          Financial Statements and Supplementary Data

The information required in Item 8 is contained in and incorporated herein by reference from pages F-1 through F-61 of this Annual Report on Form 10-K.

Item 9.                          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                 Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) or 15a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s businesses except for Fox River manufacturing operations acquired in March 2007.  Fox River constituted approximately 15 percent and 9 percent of net and total assets, respectively, and 15 percent of revenues, and 27 percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2007.  Further discussion of this acquisition can be found in Note 4 to our consolidated financial statements.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based upon its assessment, management believes that as of December 31, 2007, the Company’s internal controls over financial reporting were not effective. As a result of identifying the material weakness described below, the Company performed additional analysis and other post-closing procedures to ensure its consolidated financial statements are prepared in accordance with generally accepted accounting principles.

A material weakness is a significant control deficiency, or a combination of significant control deficiencies, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Controls Over Income Tax Accounting: The Company did not maintain effective controls over the determination and reporting of the provision for income taxes and related income tax balances. Specifically, the requisite level of skills and resources in accounting for income taxes is inadequate and the Company’s procedures for preparing, analyzing, reconciling and reviewing its income tax provision and income tax balance sheet accounts did not provide effective internal control.  Spreadsheets supporting the calculation of income tax balances are inadequately controlled and are susceptible to manual input errors.

Despite these control deficiencies, management believes that the consolidated financial statements are fairly stated in all material respects as of and for the year ended December 31, 2007. However, until such control deficiency is remediated, it is reasonably possible that these control deficiencies could result in a material misstatement of the provision for income taxes and related income tax balances in the Company’s annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. Therefore, management has concluded that, as of December 31, 2007, there is a material weakness in internal control over financial reporting as it relates to accounting for income taxes that resulted from a deficiency in the operation of internal control.

The effectiveness of internal control over financial reporting as of December 31, 2007, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Deloitte & Touche’s attestation report on the Company’s internal control over financial reporting is included herein. See “Item 15 — Exhibits and Financial Statement Schedules.”

Neenah Paper, Inc

March 13, 2008

Remediation of Material Weakness in Controls Over Income Tax Accounting

The Company is actively engaged in the implementation of remediation efforts to address the material weaknesses in its controls over income tax accounting as of December 31, 2007. The Company has commenced a process to obtain an additional tax resource and enhance internal controls to ensure that the accounting for the provision for income taxes and related income tax balances is in accordance with GAAP, including the reconciliation of deferred tax assets and liabilities to the tax basis of the related assets and liabilities. These remediation efforts are specifically designed to address the material weaknesses identified by the Company’s management.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.      Other Information

None.

PART III

Item 10.      Directors and Executive Officers of the Registrant

Information relating to nominees for director of Neenah and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the captions “Proposal 1—Election of Directors,” “Meetings and Committees of the Board of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2008. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2007. Information relating to the executive officers of Neenah, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, is set forth at Part I, Item 4A of this report under the caption “Executive Officers of the Registrant.” Such information is incorporated herein by reference.

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

Item 14.      Principal Accountant Fees and Services

Information relating to Neenah’s principal accounting fees and services is set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

Item 15.      Exhibits and Financial Statement Schedules

(a)   Documents filed as part of this report:

1.      Consolidated Financial Statements

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

4.3	Form of Subsidiary Guarantee (included as Exhibit E to Exhibit 4.1).

4.4	Form of 7 3/8 % Exchange Senior Notes (filed as Exhibit 4.5 to the Neenah Paper, Inc. Registration Statement on Form S-4 filed May 23, 2005 and incorporated herein by reference).

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

10.8*

Neenah Paper, Inc. Severance Pay Plan (filed as Exhibit 10.8 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2006, filed March 16, 2007 and incorporated herein by reference).

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

10.16

Third Amendment, dated as of October 3, 2006, to Credit Agreement dated as of November 30, 2004, by and among Neenah Paper, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed as Exhibit 10.16 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2006, filed March 16, 2007 and incorporated herein by reference).

10.17

Fourth Amendment, dated as of March 1, 2007 to Credit Agreement dated as of November 30, 2004, by and among Neenah Paper, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed as Exhibit 10.17 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2006, filed March 16, 2007 and incorporated herein by reference).

10.18

Fifth Amendment, dated as of October 24, 2007 to the Credit Agreement dated as of November 30, 2004, by and among Neenah Paper, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed as Exhibit 10.1 to the Neenah Paper, Inc. Quarterly Report on Form 10-Q for the three months ended September 30, 2007, filed November 8, 2007 and incorporated herein by reference).

10.19*

Neenah Paper, Inc. 2004 Omnibus Stock and Incentive Compensation Plan (filed as Exhibit 10.12 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2004, filed March 31, 2005 and incorporated herein by reference).

10.20*

Neenah Paper Deferred Compensation Plan approved on December 11, 2006 (filed as Exhibit 10.1 to the Neenah Paper, Inc. Current Report on Form 8-K filed December 15, 2006 and incorporated herein by reference).

10.21*

Neenah Paper Directors’ Deferred Compensation Plan approved on December 11, 2006. (filed as Exhibit 99.1 to the Neenah Paper, Inc. Registration Statement on Form S-8 filed December 21, 2006 and incorporated herein by reference).

10.22

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

10.26

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

NEENAH PAPER, INC.

By:	/s/ SEAN T. ERWIN
	Name:	Sean T. Erwin
	Title:	Chairman of the Board, President and Chief Executive Officer (in his capacity as a duly authorized officer of the Registrant and in his capacity as Chief Executive Officer)
	Date:	March 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ SEAN T. ERWIN	Chairman of the Board, President and
Sean T. Erwin	Chief Executive Officer	March 13, 2008

/s/ BONNIE C. LIND	Senior Vice President, Chief Financial
Bonnie C. Lind	Officer and Treasurer (Principal Financial Officer)	March 13, 2008

/s/ EDWARD GRZEDZINSKI*	Director	March 13, 2008
Edward Grzedzinski

/s/ MARY ANN LEEPER*	Director	March 13, 2008
Mary Ann Leeper

/s/ TIMOTHY S. LUCAS*	Director	March 13, 2008
Timothy S. Lucas

/s/ JOHN F. MCGOVERN*	Director	March 13, 2008
John F. McGovern

/s/ PHILIP C. MOORE*	Director	March 13, 2008
Philip C. Moore

/s/ STEPHEN M. WOOD*	Director	March 13, 2008
Stephen M. Wood

*By:	/s/ STEVEN S. HEINRICHS
Steven S. Heinrichs
Senior Vice President, General Counsel and Secretary Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
Neenah Paper, Inc.
Alpharetta, Georgia

We have audited Neenah Paper, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Fox River, which was acquired in March 2007 and whose financial statements constitute 15 percent and 9 percent of net and total assets, respectively, 15 percent of revenues and 27 percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at Fox River.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weakness has been identified and included in management's assessment: The Company did not maintain effective internal controls over the determination and reporting of the provision for income taxes and related income tax balances.  Specifically, the requisite level of skills and resources in accounting for income taxes is inadequate and the Company’s procedures for preparing, analyzing, reconciling and reviewing its income tax provision and income tax balance sheet accounts do not provide for effective internal controls to account for income taxes and the related income tax balances in accordance with generally accepted accounting principles.  Spreadsheets supporting the calculation of income tax balances are inadequately controlled and are susceptible to manual input errors. These control deficiencies result in a reasonable possibility that material misstatements of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and our report dated March 13, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the adoption of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” on January 1, 2007 and the adoption of the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans,” on December 31, 2006 and the provisions of Statement of Financial Accounting Standards No 123(R), “Share-Based Payment,” on January 1, 2006.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Neenah Paper, Inc.
Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of Neenah Paper, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Neenah Paper, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 7, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”on January 1, 2007.  Also, as discussed in Notes 9 and 10, respectively, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans,” on December 31, 2006 and the provisions of Statement of Financial Accounting Standards No 123(R), “Share-Based Payment,” on January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an adverse opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 13, 2008

NEENAH PAPER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

	Year Ended December 31,
	2007	2006	2005
Net sales	$990.5	$594.3	$534.7
Cost of products sold	852.9	502.3	438.7
Gross profit	137.6	92.0	96.0
Selling, general and administrative expenses	82.4	56.9	49.4
Gain on sale of woodlands (Note 6)	(6.2)	(125.5)	—
Other income - net	(5.5)	(7.8)	(6.8)
Operating income	66.9	168.4	53.4
Interest expense	25.5	19.4	18.5
Interest income	(0.4)	(2.9)	(0.3)
Income from continuing operations before income taxes	41.8	151.9	35.2
Provision for income taxes	3.9	56.5	12.9
Income from continuing operations	37.9	95.4	22.3
Loss from discontinued operations, net of taxes (Note 5)	(27.7)	(32.9)	(52.0)
Net income (loss)	$10.2	$62.5	$(29.7)

Earnings (Loss) Per Common Share
Basic
Continuing operations	$2.55	$6.47	$1.51
Discontinued operations	(1.86)	(2.23)	(3.53)
	$0.69	$4.24	$(2.02)
Diluted
Continuing operations	$2.50	$6.43	$1.51
Discontinued operations	(1.83)	(2.22)	(3.52)
	$0.67	$4.21	$(2.01)

Weighted Average Common Shares Outstanding (in thousands)
Basic	14,874	14,757	14,739
Diluted	15,141	14,847	14,787

See Notes to Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2007	2006
ASSETS

Current Assets
Cash and cash equivalents	$2.4	$1.6
Accounts receivable, net	145.4	112.5
Inventories	110.6	74.9
Deferred income taxes	1.9	1.5
Prepaid and other current assets	29.9	31.9
Total Current Assets	290.2	222.4
Property, Plant and Equipment — net	432.3	355.6
Deferred Income Taxes	55.4	32.7
Goodwill (Note 4)	106.6	92.0
Intangible assets — net (Note 4)	33.6	29.5
Other Assets	14.7	12.5
TOTAL ASSETS	$932.8	$744.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Debt payable within one year	$10.9	$1.3
Accounts payable	86.9	74.7
Accrued expenses	72.1	53.5
Total Current Liabilities	169.9	129.5
Long-term Debt	321.2	282.3
Deferred Income Taxes	30.4	35.8
Noncurrent Employee Benefits and Other Obligations	123.3	112.2
TOTAL LIABILITIES	644.8	559.8
Commitments and Contingencies (Notes 12 and 13)

Stockholders’ Equity
Common stock, par value $0.01 — authorized: 100,000,000 shares; issued and outstanding: 14,968,650 shares and 14,811,520 shares	0.1	0.1
Treasury stock, at cost: 13,544 shares and 1,999 shares	(0.4)	(0.1)
Additional paid-in capital	235.3	224.7
Accumulated deficit	(45.5)	(49.7)
Accumulated other comprehensive income	98.5	9.9
Total Stockholders’ Equity	288.0	184.9
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$932.8	$744.7

See Notes to Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, shares in thousands)

						Accumulated	Unearned
				Additional		Other	Compensation
	Common Stock		Treasury	Paid-In	Accumulated	Comprehensive	On Restricted	Comprehensive
	Shares	Amount	Stock	Capital	Deficit	Income	Stock	Income/(Loss)
Balance, December 31, 2004	14,763	$0.1	$—	$218.3	$(70.7)	$51.6	$(2.2)
Net loss					(29.7)			$(29.7)
Other comprehensive income
Unrealized foreign currency translation						10.1		10.1
Minimum pension liability						(12.5)		(12.5)
Gain on cash flow hedges						4.7		4.7
Dividends declared					(5.9)			$(27.4)
Restricted stock unit vesting	3
Stock-based compensation awards, less amortization				0.4			0.4
Other (Note 9)				0.7
Balance, December 31, 2005	14,766	0.1	—	219.4	(106.3)	53.9	(1.8)
Net income					62.5			$62.5
Other comprehensive income
Unrealized foreign currency translation						12.8		12.8
Minimum pension liability						2.9		2.9
Loss on cash flow hedges						(4.3)		(4.3)
Dividends declared					(5.9)			$73.9
Transfer of unearned compensation to additional paid-in-capital				(1.8)			1.8
Adjustment to initially adopt SFAS 158 (Note 9)						(55.4)
Stock options exercised	43			1.3
Restricted stock vesting (Note 11)	3		(0.1)
Stock-based compensation				5.8
Balance, December 31, 2006	14,812	0.1	(0.1)	224.7	(49.7)	9.9	—
Net income					10.2			$10.2
Other comprehensive income
Unrealized foreign currency translation						58.0		58.0
Adjustment to pension and other benefit liabilities						30.7		30.7
Loss on cash flow hedges						(0.1)		(0.1)
Dividends declared					(6.0)			$98.8
Excess tax benefits from stock-based compensation				0.5
Stock options exercised	124			3.7
Restricted stock vesting (Note 11)	33		(0.3)
Stock-based compensation				6.4
Balance, December 31, 2007	14,969	$0.1	$(0.4)	$235.3	$(45.5)	$98.5	$—

See Notes to Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$10.2	$62.5	$(29.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	45.3	30.2	29.0
Stock-based compensation	6.4	5.8	0.8
Deferred income tax provision	(26.8)	30.0	(20.1)
Gain on sale of woodlands (Note 6)	(6.2)	(125.5)	—
Asset impairment loss	—	—	54.5
Loss on disposal of Terrace Bay (Note 5)	—	6.5	—
(Gain) loss on other asset dispositions	(0.8)	0.8	0.5
Net cash provided by (used in) changes in operating working capital, net of effects of acquisitions (Note 16)	—	39.8	(10.1)
Excess tax benefit from stock-based compensation	(0.5)	—	—
Pension and other post-employment benefits	4.1	0.3	(2.7)
Loss on curtailment and settlement of pension plan (Note 5)	38.7	26.4	—
Contribution to settle pension liabilities (Note 5)	—	(10.8)	—
Other	(0.9)	(0.2)	0.6
NET CASH PROVIDED BY OPERATING ACTIVITIES	69.5	65.8	22.8
INVESTING ACTIVITIES
Capital expenditures	(58.3)	(25.1)	(25.7)
Acquisition of Fox River, net of cash acquired (Note 4)	(54.7)	—	—
Net proceeds from sale of woodlands (Note 6)	—	134.8	—
Payment for transfer of Terrace Bay	—	(18.6)	—
Acquisition of Neenah Germany, net of cash acquired (Note 4)	(1.5)	(218.6)	—
Other	1.1	(0.2)	(0.1)
NET CASH USED IN INVESTING ACTIVITIES	(113.4)	(127.7)	(25.8)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	78.1	84.3	3.6
Debt issuance costs	(1.1)	(0.7)	(0.2)
Repayments of long-term debt	(34.1)	(28.2)	(1.1)
Short-term borrowings	8.0	0.6	2.5
Repayments of short-term borrowings	(5.0)	(0.6)	(2.5)
Cash dividends paid	(6.0)	(5.9)	(5.9)
Proceeds from exercise of stock options	3.7	1.3	—
Excess tax benefit from stock-based compensation	0.5	—	—
Other	(0.3)	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	43.8	50.8	(3.6)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	0.9	0.1	0.1
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	0.8	(11.0)	(6.5)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1.6	12.6	19.1
CASH AND CASH EQUIVALENTS, END OF YEAR	$2.4	$1.6	$12.6

See Notes to Consolidated Financial Statements

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except as noted)

Note 1. Background and Basis of Presentation

Background

Neenah Paper, Inc. (“Neenah” or the “Company”), a Delaware corporation, was incorporated in April 2004 in contemplation of the spin-off by Kimberly-Clark Corporation (“Kimberly-Clark”) of its fine paper and technical products businesses in the United States and its pulp business in Canada (collectively, the “Pulp and Paper Business”). In November 2004, Kimberly-Clark completed the distribution of all of the shares of Neenah’s common stock to the stockholders of Kimberly-Clark (the “Spin-Off”). As a result of the Spin-Off, Kimberly-Clark transferred all of the assets and liabilities of the Pulp and Paper Business to Neenah. Following the Spin-Off, Neenah continued as an independent publicly held company. Kimberly-Clark has no continuing stock ownership in Neenah.

The Company’s fine paper business is a leading producer of premium writing, text, cover and specialty papers. The Company’s technical products business is a leading producer of transportation and other filter media, durable, saturated and coated base papers for a variety of end uses and nonwoven wall coverings. The Company’s pulp business primarily produces northern bleached softwood kraft pulp used by paper mills to manufacture tissue and printing and writing papers. At the time of the Spin-Off, the pulp business consisted of pulp mills in Terrace Bay, Ontario and Pictou, Nova Scotia and the related woodlands (including 1,000,000 acres in Nova Scotia).

In June 2006, the Company’s wholly owned subsidiary, Neenah Paper Company of Canada (“Neenah Canada”) sold approximately 500,000 acres of woodlands in Nova Scotia for $139.1 million (proceeds net of transaction costs were $134.8 million). The woodlands sale agreement included a fiber supply agreement to secure a source of fiber for Neenah Canada’s Pictou pulp mill. The transaction resulted in a net pre-tax gain of $131.7 million.  Approximately $9 million of such gain was deferred and was recognized in income pro-rata through December 2007. See Note 6, “Sale of Woodlands.”

In August 2006, Neenah Canada transferred the Terrace Bay, Ontario pulp mill and related woodlands operations (“Terrace Bay”) to certain affiliates of Buchanan Forest Products Ltd. (“Buchanan”). Buchanan acquired substantially all of the assets of Terrace Bay and assumed responsibility for substantially all of the liabilities related to its future operation in exchange for a cash payment of $18.6 million. For the year ended December 31, 2007, the loss from discontinued operations primarily reflects costs associated with Terrace Bay’s defined benefit pension plan.  The results of operations of Terrace Bay are reported as discontinued operations on the consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005.  See Note 5, “Discontinued Operations.”

In October 2006, the Company purchased the stock of FiberMark Services GmbH & Co. KG and the stock of FiberMark Beteiligungs GmbH (collectively, “Neenah Germany”).  Neenah Germany was acquired from FiberMark, Inc. (“FiberMark”) and FiberMark International Holdings LLC for $220.1 million in cash (net of cash acquired). The transaction was financed from available cash and debt drawn against the Company’s existing revolving credit facility. The Neenah Germany assets consist of two mills located near Munich, Germany and a third mill near Frankfurt, Germany, that produce a wide range of products, including transportation and other filter media, nonwoven wall coverings, masking and other tapes, abrasive backings, and specialized printing and coating substrates. The results of Neenah Germany are being reported as part of the Company’s Technical Products segment and have been included in the Company’s consolidated financial results since the acquisition date. See Note 4, “Acquisitions.”

In March 2007, the Company acquired the stock of Fox Valley Corporation and its subsidiary, Fox River Paper Company, LLC (collectively, “Fox River”) for approximately $54.7 million in cash (net of cash acquired). The Company financed the acquisition through a combination of cash and debt drawn against its existing revolving credit facility. The Fox River assets consist of four U.S. paper mills and various related assets. The results of Fox River are being reported as part of the Company’s Fine Paper segment and have been included in the Company’s consolidated financial results since the acquisition date. See Note 4, “Acquisitions,” for a summary of the allocation of the purchase price to the fair value of assets acquired and liabilities assumed, and a description of certain post-acquisition restructuring activities.

Basis of Presentation

The consolidated financial statements include the financial statements of the Company and its wholly owned and majority owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Significant management judgment is required in determining the accounting for, among other things, pension and post-employment benefits, retained insurable risks, allowances for doubtful accounts and reserves for sales returns and cash discounts, purchase price allocations, useful lives for depreciation, depletion and amortization, future cash flows associated with impairment testing for tangible and intangible long-lived assets, income taxes, contingencies, inventory obsolescence and market reserves, valuation of stock-based compensation and derivative instruments.

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

Earnings per Share (“EPS”)

Basic EPS are computed by dividing net income (loss) by the number of weighted average shares of common stock outstanding. Diluted earnings (loss) per share are calculated to give effect to all potentially dilutive common shares applying the “Treasury Stock” method. Outstanding stock options, restricted shares, restricted stock units and restricted stock units with performance conditions represent the only potentially dilutive effects on the Company’s weighted-average shares. For the years ended December 31, 2007, 2006 and 2005, approximately 335,000, 1,095,000 and 790,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares because their inclusion would be antidilutive.

The following table presents the computation of basic and diluted shares of common stock used in the calculation of EPS (amounts in thousands):

		Year Ended December 31,
		2007	2006	2005
Basic shares outstanding		14,874	14,757	14,739
Add:	Assumed incremental shares under stock compensation plans	267	90	48

Assuming dilution		15,141	14,847	14,787

Financial Instruments

Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions.

From time-to-time, the Company uses derivative instruments to manage exposures to foreign currency and commodity price risks. The Company principally uses foreign currency forward and pulp future contracts to hedge against these exposures. Derivative instruments are recorded on the balance sheet as assets or liabilities and measured at fair market value. Derivative instruments that have been designated as hedges of anticipated future cash flows are marked-to-market through accumulated other comprehensive income (balance sheet adjustments) until such time as the related forecasted transactions affect earnings. Derivatives that are not designated as hedges are adjusted to fair value through Other (income) expense—net. Fair value estimates are based on relevant market information, including current market rates and prices. The Company documents relationships between hedging instruments and hedged items, and links derivatives designated as cash flow hedges to specific forecasted transactions. The Company also assesses and documents, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. Any hedge ineffectiveness is charged to expense in the period incurred.

Inventories

U.S. inventories are valued at the lower of cost, using the Last-In, First-Out (LIFO) method for financial reporting purposes, or market. Canadian and German inventories are valued at the lower of cost, using either the First-In, First-Out (FIFO) or a weighted-average cost method, or market. The FIFO value of inventories valued on the LIFO method was $45.2 million and $37.9 million at December 31, 2007 and 2006, respectively.  Cost includes labor, materials and production overhead. Inventories of the Canadian pulp operations include both roundwood (logs) and wood chips. These inventories are located both at the pulp mill and at various timberlands locations. In accordance with industry practice, physical inventory counts utilize “scaling” techniques to estimate quantities of roundwood, as well as various electronic devices to calculate wood chip inventory amounts. These techniques historically have provided reasonable estimates of such inventories.

Foreign Currency

Balance sheet accounts of the Canadian pulp operations and Neenah Germany are translated from Canadian dollars and Euros, respectively, into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at average exchange rates during the period. Translation gains or losses related to net assets located in Canada and Germany are recorded as unrealized foreign currency translation adjustments within comprehensive income (loss) in stockholders’ equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in Other (income) expense-net in the consolidated statements of operations.

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

Measurement of an impairment loss is based on the excess of the carrying amount of the asset over its fair value. Fair value is generally measured using discounted cash flows. See Note 5 “Discontinued Operations” for a discussion of asset impairment losses recorded for the year ended December 31, 2005 related to Terrace Bay’s long-lived assets.

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

Goodwill and Other Intangible Assets

The Company follows the guidance of Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), in recording goodwill arising from a business combination as the excess of purchase price and related costs over the fair value of identifiable assets acquired and liabilities assumed.  All of the Company’s goodwill was acquired in conjunction with the acquisition of Neenah Germany in October 2006. See Note 4, “Acquisitions.”

Under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is subject to impairment testing at least annually. A fair-value-based test is applied at the reporting unit level, which is generally one level below the segment level. The test compares the fair value of an entity’s reporting units to the carrying value of those reporting units. This test requires various judgments and estimates. The fair value of the reporting unit is determined using a market approach in combination with an estimate of future cash flows and a risk adjusted discount rate to compute a net present value of future cash flows. An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. The Company tests goodwill for impairment at least annually on November 30 in conjunction with preparation of its annual business plan, or more frequently if events or circumstances indicate it might be impaired. Goodwill was last tested for impairment as of November 30, 2007 and no impairment was indicated.

Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Intangible assets consist primarily of customer relationships, tradenames and acquired intellectual property. Such intangible assets are being amortized using the straight-line method over estimated useful lives of between 10 and 15 years.  Certain trade names valued at $10.0 million are estimated to have indefinite useful lives and as such are not being amortized.  Intangible assets with indefinite lives are annually reviewed for impairment in accordance with SFAS 144.

Research Expense

Research and development costs are charged to expense as incurred and are recorded in “Selling, general and administrative expenses” on the consolidated statement of operations.

Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The fair value of long-term debt is estimated using current market prices for the Company’s publicly traded debt or rates currently available to the Company for debt of the same remaining maturities. The following table presents the carrying value and the fair value of the Company’s long-term debt at December 31, 2007 and 2006.

	December 31, 2007		December 31, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes (7.375% fixed rate)	$225.0	$204.9	$225.0	$216.0
Neenah Germany project financing (3.8% fixed rate)	14.6	10.6	—	—
Revolving bank credit facility (variable rates)	66.2	66.2	57.3	57.3
Term Loan (variable rates)	15.4	15.4	—	—
Long-term debt	$321.2	$297.1	$282.3	$273.3

Other Comprehensive Income

Comprehensive income includes, in addition to net income, gains and losses recorded directly into a separate section of stockholders’ equity on the consolidated balance sheet. These gains and losses are referred to as other comprehensive income items. The accumulated other comprehensive income (loss) shown on the consolidated balance sheets consists of foreign currency translation gains and (losses), deferred gains and (losses) on cash flow hedges, and deferred gains and (losses) related to pensions and other post-employment benefits. The foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in the Canadian pulp operations and Neenah Germany.

Changes in the components of other comprehensive income (loss) are as follows:

	Year Ended December 31,
	2007			2006			2005
	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount
Foreign currency translation	$58.0	$—	$58.0	$12.8	$—	$12.8	$10.1	$—	$10.1
Adjustment to pension and other benefit liabilities	48.2	(17.5)	30.7	—	—	—	—	—	—
Minimum pension liability	—	—	—	4.6	(1.7)	2.9	(20.5)	8.0	(12.5)
Deferred gain (loss) on cash flow hedges	(0.1)	—	(0.1)	(6.8)	2.5	(4.3)	7.4	(2.7)	4.7
Other comprehensive income (loss)	$106.1	$(17.5)	$88.6	$10.6	$0.8	$11.4	$(3.0)	$5.3	$2.3

The components of accumulated other comprehensive income (loss), net of applicable income taxes are as follows:

	December 31,
	2007	2006
Foreign currency translation	$138.8	$80.8
Adjustment to pension and other benefit liabilities (net of income tax benefits of $25.6 million and $43.1 million, respectively) (a)	(40.6)	(71.3)
Deferred gain on cash flow hedges (net of income tax expense of $0.2 million and $0.2 million, respectively)	0.3	0.4

Accumulated other comprehensive income	$98.5	$9.9

(a)          Adjustment to pension and other liabilities at December 31, 2006, includes an adjustment of ($55.4) million, net of income tax benefits of $33.2 million related to the Company’s initial adoption of SFAS No. 158. See Note 9, Post-Employment and Other Benefits.”

Accounting Standards Changes

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The Company’s adoption of FIN 48 resulted in a $1.0 million increase in its liability for uncertain income tax positions.  See Note 7, “Income Taxes.”

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

The definition of fair value in SFAS 157 retains the exchange price notion in earlier definitions of fair value and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS 157 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115  (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.  SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  The adoption of SFAS 159 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  In addition, SFAS 141R will require, subsequent to the acquisition period, changes in the valuation allowance for deferred tax assets and liabilities for unrecognized tax benefits related to an acquisition to be recognized as a component of income tax expense.  SFAS 141R applies prospectively to business combinations completed during annual reporting period beginning on or after December 15, 2008.  The Company is evaluating SFAS 141R and will apply the provisions of the new standard to business combinations completed on or after January 1, 2009.

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

In accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the Company records all derivative instruments as assets (included in Prepaid and other current assets and Other Assets) or liabilities (included in Accrued expenses or Other Noncurrent Obligations) on the consolidated balance sheet at fair value. Changes in the fair value of derivative instruments are either recorded in income or other comprehensive income, as appropriate. Unrealized gains or losses from changes in the fair value of highly effective derivatives designated as cash flow hedges are recorded in Accumulated other comprehensive income (loss) in the period that changes in fair value occur and are reclassified to income in the same period that the hedged item affects income.

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

Cash Flow Hedges

At December 31, 2007, the Company had outstanding foreign currency forward exchange contracts designated as cash flow hedges of U.S dollar denominated pulp sales in a notional amount of $3.4 million Canadian dollars. The fair value of the contracts was a current asset of $0.5 million U.S. dollars. The weighted-average exchange rate for the foreign currency contracts at December 31, 2007 was $0.852 U.S. dollars per Canadian dollar. The contracts extend through February 2008.  At December 31, 2006, the Company had outstanding foreign currency forward exchange contracts designated as cash flow hedges of U.S dollar denominated pulp sales in a notional amount of $93 million Canadian dollars. The fair value of the contracts was a current asset of $0.7 million U.S. dollars. The weighted-average exchange rate for the foreign currency contracts at December 31, 2007 was $0.854 U.S. dollars per Canadian dollar.

The Company realized total pre-tax gains of $6.7 million, $10.2 million and $4.3 million on foreign currency contracts as the forecasted transactions occurred in the years ended December 31, 2007, 2006 and 2005, respectively. Realized gains and losses on foreign currency forward exchange contracts related to the Pictou mill are recorded in Other (income) expense - net on the consolidated statements of operations. Pre-tax gains of $2.6 million and $2.3 million on foreign currency forward exchange contracts related to the operations of Terrace Bay were recorded in Loss from discontinued operations for the years ended December 31, 2006 and 2005, respectively.

During 2006 and 2005, the Company entered into a series of pulp futures contracts to hedge fluctuations in pulp prices through December 2006.  At December 31, 2007 and 2006, the Company had no outstanding pulp futures contracts.  The Company realized total pre-tax gains (losses) of $(12.7) million and $0.6 million on pulp futures contracts as the forecasted transactions occurred in the years ended December 31, 2006 and 2005, respectively. Realized gains and losses on pulp derivatives related to the Pictou mill are recorded in Net sales on the consolidated statements of operations. Pre-tax gains (losses) of $(1.5) million and $0.4 million on pulp futures contracts related to the operations of Terrace Bay were recorded in Loss from discontinued operations for the years ended December 31, 2006 and 2005, respectively.

For the year ended December 31, 2007, changes in the fair value of the Company’s derivative instruments were reflected in other comprehensive income. During the same period in which the hedged forecasted transactions affected earnings, the Company reclassified approximately $0.4 million, $3.8 million and $(36,000) of after-tax gains (losses) from accumulated other comprehensive income to earnings for the years ended December 31, 2007, 2006 and 2005, respectively. If future market rates are consistent with the rates assumed at December 31, 2007, a net pre-tax gain of approximately $0.5 million (or $0.3 million after-tax) is expected to be recognized in earnings during the next 12 months.

Foreign Currency Transactions

In May 2006, the Company entered into a foreign currency forward contract to eliminate variability in the U.S. dollar proceeds from the sale of woodlands in Nova Scotia, Canada (see Note 3 “Sale of Woodlands”). The Company settled the contract in June 2006 and had no realized gain or loss on settlement.  The foreign currency forward contract had a notional value of $155 million Canadian dollars and an exchange rate of $0.902 U.S. dollars per Canadian dollar. Realized gains and losses on the foreign currency forward contract are recorded in Other (income) expense - net on the consolidated statements of operations.

Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in Other (income) expense–net in the consolidated statements of operations. Total foreign currency transaction gains (losses) for the years ended December 31, 2007, 2006 and 2005 were $(2.3) million, $(0.4) million and $0.1 million, respectively. Losses of $0.4 million and $4.5 million on foreign currency transactions related to the operations of Terrace Bay were recorded in Loss from discontinued operations in the consolidated statements of operations for the years ended December 31, 2006 and 2005, respectively.

Note 4. Acquisitions

Fox River

In March 2007, the Company acquired the stock of Fox River for $54.7 million in cash (net of cash acquired). Included in the cost of the acquisition were amounts for the repayment of debt, the payment of deferred employee compensation obligations of the acquired companies and fees and expenses directly related to the acquisition. The Company financed the acquisition through a combination of cash and debt drawn against its existing revolving credit facility. The Fox River assets consist of four U.S. paper mills and various related assets, producing premium fine papers with well-known brands including STARWHITE®, SUNDANCE®, ESSE® and OXFORD®. The results of Fox River are reported as part of the Company’s Fine Paper segment and have been included in the Company’s consolidated financial results since the acquisition date.

During the second quarter of 2007, the Company closed the Housatonic mill, located near Great Barrington, Massachusetts. At December 31, 2007, the long-lived assets of the Housatonic mill are classified as assets held for sale and are recorded on the consolidated balance sheet in Prepaid and other current assets at their estimated fair values less costs to sell of $2.2 million. In June 2007, the Company announced plans to permanently close the fine paper mill located in Urbana, Ohio (the “Urbana mill”). Manufacturing operations at the Urbana mill ceased in September 2007. Converting operations at the Urbana mill are expected to be phased out over the first six months of 2008. The closure of the Housatonic and Urbana mills will allow the Company to maximize cost efficiencies by shifting fine paper manufacturing to utilize available capacity at its other fine paper mills. In addition, the Company has completed the process of notifying certain Fox River sales and administrative employees who will be terminated as the acquired business is integrated with its existing fine paper business. Approximately 325 former Fox River employees will receive severance benefits in conjunction with the closure and integration activities.  All the preceding integration activities were components of the Company’s plan to exit certain activities of the acquired business and were accounted for in accordance with Emerging Issues Task Force Issue 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”).

The total cost of the acquisition has been allocated to the assets acquired and liabilities assumed in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”). The values of certain assets and liabilities are based on preliminary valuations and are subject to adjustment as additional information is obtained. Such additional information includes, but is not limited to, gains or losses related to the settlement of post-retirement obligations at closed facilities and the liability for post-acquisition restructuring activities. The Company is in the process of finalizing its valuations and purchase price allocations which will be completed no later than one year from the acquisition date. Changes to the valuation of assets and liabilities acquired may result in adjustments to the carrying value of property, plant and equipment acquired. The Company did not acquire any in-process research and development assets as part of the acquisition.  The following table summarizes the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at March 1, 2007:

Accounts receivable	$18.8
Inventories	34.6
Current deferred income taxes	0.1
Assets held for sale	2.2
Prepaid and other current assets	1.8
Property, plant and equipment at cost	32.1
Unamortizable intangible assets	2.6
Amortizable intangible assets	0.3
Deferred income taxes	17.8
Other noncurrent assets	0.1
Total assets acquired	110.4

Accounts payable	13.3
Accrued salaries and employee benefits	5.5
Accrued expenses	13.9
Noncurrent employee benefits	17.6
Other noncurrent obligations	5.4
Total liabilities assumed	55.7
Net assets acquired	$54.7

The preceding table includes approximately $12.5 million for the cost of post-acquisition exit activities that the Company recognized in accordance with EITF 95-3. For the year ended December 31, 2007, severance benefits of approximately $3.1 million had been paid to 230 employees and severance benefits of approximately $3.3 million due to approximately 95 former Fox River employees remained unpaid. Included in such amounts are approximately $2.2 million in severance benefits which will be paid over a period of 18 to 36 months from the date of acquisition pursuant to the terms of employment agreements with certain former Fox River executives. For the year ended December 31, 2007, the Company made payments of approximately $0.7 million under such agreements. The Company expects the payment of all other severance benefits to be substantially complete by December 31, 2008. The following table presents the status of post-acquisition restructuring activities as of and for the year ended December 31, 2007.

	Post-Acquisition Exit Costs	Payments through December 31, 2007	Accrued Exit Costs as of December 31, 2007
Severance benefits	$6.4	$(3.1)	$3.3
Contract termination costs	4.9	(1.5)	3.4
Environmental clean-up and monitoring	1.2	(0.2)	1.0

Total	$12.5	$(4.8)	$7.7

The following selected unaudited pro forma consolidated statements of operations data for the years ended December 31, 2007 and 2006 was prepared as though the acquisition of Fox River had occurred on January 1, 2007 and 2006 (in millions, except per share data):

	For the Year Ended December 31,
	2007	2006
Net Sales	$1,023.3	$796.3

Operating income (a) (b)	67.4	174.2

Income from continuing operations	37.8	99.6

Loss from discontinued operations	(27.7)	(32.9)

Net income (loss)	10.1	66.7

Earnings Per Common Share:
Basic
Continuing operations	$2.54	$6.75
Discontinued operations	(1.86)	(2.23)
	$0.68	$4.52
Diluted
Continuing operations	$2.50	$6.71
Discontinued operations	(1.83)	(2.22)
	$0.67	$4.49

(a)                Results for the year ended December 31, 2007, include $6.2 million for the gain on sale of woodlands.

(b)               Results for the year ended December 31, 2006, include $125.5 million for the gain on sale of woodlands.

Neenah Germany

In October 2006, the Company purchased the stock of Neenah Germany from FiberMark and FiberMark International Holdings LLC for $220.1 million in cash (net of cash acquired). In addition, $1.5 million was paid in the first quarter of 2007 primarily for the adjusted value of working capital at the acquisition date. The acquisition of Neenah Germany was financed through available cash and debt drawn against the Company’s revolving credit facility. The primary source of available cash used to finance the acquisition was proceeds from the sale of woodlands in June 2006. The results of Neenah Germany are reported as part of the Company’s Technical Products segment and have been included in the Company’s consolidated financial results since the acquisition date.

The total cost of the acquisition has been allocated to the assets acquired and liabilities assumed in accordance with SFAS 141.  The following table summarizes the final allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at October 11, 2006:

Cash	$3.0
Accounts receivable	36.4
Inventories	23.8
Receivable from FiberMark for income taxes	10.6
Prepaid and other current assets	2.3
Property, plant and equipment at cost	133.4
Goodwill	90.7
Unamortizable intangible assets	6.9
Amortizable intangible assets	21.1
Other noncurrent assets	0.5
Total assets acquired	328.7

Accounts payable	21.4
Income taxes payable	9.8
Accrued expenses	6.5
Deferred income taxes	34.1
Employee benefits and other obligations	33.0
Total liabilities assumed	104.8
Net assets acquired	$223.9

The following unaudited condensed pro forma consolidated statement of operations for the year ended December 31, 2006, was prepared as though the Acquisition had occurred on January 1, 2006 (in millions, except per share data):

For the Year Ended December 31, 2006
Net Sales	$770.0

Operating income	183.9

Income from continuing operations	101.4

Loss from discontinued operations	(32.9)

Net income	68.5

Earnings Per Common Share:
Basic
Continuing operations	$6.87
Discontinued operations	(2.23)
$4.64
Diluted
Continuing operations	$6.83
Discontinued operations	(2.22)
$4.61

The pro forma statement has been prepared for comparative purposes only and is not intended to be indicative of the Company’s results had the acquisition of Neenah Germany occurred on January 1, 2006 or of its results in the future. The Company used the proceeds from the sale of woodlands in June 2006 (see Note 6 “Sale of Woodlands”) to provide a substantial portion of the financing for the acquisition.  As a result, the pro forma financial statements have been adjusted to present the effects of the sale of the woodlands as if the sale occurred on January 1, 2006.

Goodwill and Other Intangible Assets

As of December 31, 2007, the Company had goodwill of $105.8 million which is not amortized.  The following table presents changes in goodwill (all of which relates to the Company’s Technical Products segment) for the years ended December 31, 2007 and 2006:

Balance at December 31, 2005	$—
Goodwill acquired in the acquisition of Neenah Germany	87.6
Foreign currency translation	4.4
Balance at December 31, 2006	92.0
Foreign currency translation	10.6
Finalization of Neenah Germany purchase price allocation	4.0

Balance at December 31, 2007	$106.6

Other Intangible Assets

As of December 31, 2007, the Company had net identifiable intangible assets of $33.6 million.  The following table details amounts related to those assets.

	Trade names	Customer based intangibles	Trade names and Trademarks	Acquired Technology	Total Intangible Assets

Cost
Balance at December 31, 2005	$—	$—	$—	$—	$—
Amounts acquired in the acquisition of Neenah Germany	7.2	16.2	5.3	1.1	29.8
Balance at December 31, 2006	7.2	16.2	5.3	1.1	29.8

Less : Accumulated amortization
Balance at December 31, 2005	$—	$—	$—	$—	$—
Amortization	—	(0.2)	(0.1)	—	(0.3)
Balance at December 31, 2006	—	(0.2)	(0.1)	—	(0.3)

Intangible assets-net at December 31, 2006	$7.2	$16.0	$5.2	$1.1	$29.5

Cost
Balance at December 31, 2006	$7.2	$16.2	$5.3	$1.1	$29.8
Amounts acquired in the acquisition of Fox River	2.6	—	0.3	—	2.9
Foreign currency translation	0.2	1.7	1.3	0.1	3.3
Balance at December 31, 2007	10.0	17.9	6.9	1.2	36.0

Less : Accumulated amortization
Balance at December 31, 2006	$—	$(0.2)	$(0.1)	$—	$(0.3)
Amortization	—	(1.2)	(0.6)	(0.1)	(1.9)
Foreign currency translation	—	(0.1)	—	(0.1)	(0.2)
Balance at December 31, 2007	—	(1.5)	(0.7)	(0.2)	(2.4)

Intangible assets-net at December 31, 2007	$10.0	$16.4	$6.2	$1.0	$33.6

Weighted average Amortization Period (Years)	Not amortized	15	10	10	10

The intangible assets acquired in the Fox River acquisition are reported within the Fine Paper segment.  See Note 15, “Business Segment and Geographic Information.”  Of the $2.9 million of acquired intangible assets identified in the purchase price allocation, $0.3 million was assigned to registered trade names and trademarks with definite lives and is being amortized over a weighted average useful life of 7.5 years.  The remaining balance of intangible assets acquired of $2.6 million was assigned to registered trade names and trademarks with indefinite lives.  Aggregate amortization expense of acquired intangible assets for the years ended December 31, 2007 and 2006 was $1.9 million and $0.3 million, respectively.  Estimated annual amortization expense for each of the next five years is $2.0 million.

Note 5. Discontinued Operations

Transfer of the Terrace Bay Mill

The Company suspended manufacturing operations at Terrace Bay in February 2006 due to a lack of wood fiber for its operations as the result of a strike initiated in January 2006 by workers employed by the woodlands operations that supplied wood fiber to the mill. Most of the hourly and salaried workers employed at the mill were laid off during the two weeks following the suspension of manufacturing activities.

In August 2006, Neenah Canada transferred Terrace Bay to Buchanan.  Buchanan assumed responsibility for substantially all liabilities related to the future operation of Terrace Bay in exchange for a payment of $18.6 million. At closing, Neenah Canada retained certain working capital amounts, primarily trade accounts receivable, finished goods inventory and trade accounts payable.  In addition, Neenah Canada retained pension and long-term disability obligations for current and former mill employees and post-employment medical and life insurance obligations for current retirees.

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

In July 2007, the Financial Services Commission of Ontario approved the Company’s request to settle its pension obligations for active employees and terminate the Ontario Plan. In December 2007, the Ontario Plan was terminated and all outstanding pension obligations for active employees were settled through the purchase of annuity contracts or lump-sum payments pursuant to participant elections. Neenah Canada recognized a non-cash pre-tax settlement loss of $38.7 million upon termination of the Ontario Plan.  No additional funding was required to settle the Ontario Plan.

The results of operations and loss on disposal of the Terrace Bay mill are reflected as discontinued operations in the consolidated statements of operations for each period presented. The following table presents the results of discontinued operations:

	Year Ended December 31,
	2007	2006	2005

Net sales, net of intersegment sales	$—	$46.0	$198.7
Discontinued Operations:
Loss from operations (a) (b)	$(44.9)	$(46.8)	$(84.2)
Loss on disposal	—	(6.5)	—
Loss before income taxes	(44.9)	(53.3)	(84.2)
Benefit for income taxes	17.2	20.4	32.2

Loss from discontinued operations, net of taxes	$(27.7)	$(32.9)	$(52.0)

(a)	For the year ended December 31, 2007, the loss from operations includes a non-cash pre-tax loss of $38.7 million related to the settlement of the Ontario Plan.
(b)

For the year ended December 31, 2006, the loss from operations includes a loss of $26.4 million related to the curtailment and partial settlement of pension benefits for current retirees in the Ontario Plan.

In conjunction with the transfer of Terrace Bay, the Company entered into a pulp manufacturing agreement (the “Pulp Manufacturing Agreement”) with Terrace Bay Pulp Inc. (“TBPI”).  Pursuant to the Pulp Manufacturing Agreement, the Company has agreed to sell pulp manufactured by TBPI at Terrace Bay to satisfy the Company’s supply obligations under an amended and restated pulp supply agreement with Kimberly-Clark (as amended and restated, the “Pulp Supply Agreement”). The price paid by the Company to TBPI under the Pulp Manufacturing Agreement will equal the price paid by Kimberly-Clark to the Company pursuant to the Pulp Supply Agreement. TBPI has agreed to perform substantially all of the Company’s obligations under the Pulp Supply Agreement and, together with three of its affiliated companies, to indemnify and hold the Company harmless for any claims arising from Terrace Bay’s failure to so perform.  The Pulp Manufacturing Agreement will terminate on December 31, 2010 or sooner by mutual agreement by the parties or upon the occurrence of certain events (as defined in the Pulp Manufacturing Agreement). In June 2007, the Company notified Kimberly-Clark of its intention to terminate its obligation to supply pulp from Terrace Bay under the Pulp Supply Agreement effective June 2008.  As a result, the Pulp Manufacturing Agreement will terminate contemporaneously with the Terrace Bay portion of the Pulp Supply Agreement in June 2008.

Restructuring Activities at Terrace Bay:

The Company closed the No. 1 Mill at Terrace Bay (the “No. 1 Mill”) in May 2005. In conjunction with the closure, Neenah Canada paid approximately $4.9 million in termination benefits to 147 employees.

During the first quarter of 2005, Neenah Canada recorded a pre-tax, non-cash asset impairment loss of approximately $0.8 million related to the remaining value of the long-lived assets of the No. 1 Mill. In addition, for the year ended December 31, 2005, Neenah Canada recorded $0.4 million of incremental training costs for employees in new positions as a result of the closure. Such training costs were expensed as incurred. For the year ended December 31, 2005, costs associated with the closure, including expenses related to employee training, have been recorded on the consolidated statement of operations in Discontinued operations.

Asset Impairment Loss:

In December 2005, the Company performed an asset impairment test on Terrace Bay under the guidance of SFAS 144. Terrace Bay had incurred operating losses in recent years and Neenah Canada anticipated that the facility would continue to incur operating losses in the future. The principal causes of these projected losses were:

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

The estimated fair value for Terrace Bay indicated that its long-lived assets were fully impaired. As a result, in December 2005, Neenah Canada recorded a pre-tax, non-cash impairment loss of approximately $53.7 million to reduce the carrying amount of the facility’s tangible long-lived assets to zero. A deferred tax benefit of approximately $20.6 million was recorded as a result of the impairment losses, resulting in a net after-tax charge of approximately $33.1 million. For the year ended December 31, 2005, the asset impairment loss has been recorded on the consolidated statement of operations in Discontinued operations.

Other Activities

In February 2008, the Company committed to a plan to sell the Pictou mill and its remaining woodland assets in Nova Scotia (the “Pictou Mill”).  Management believes it is probable that a sale of the Pictou Mill will be completed within 12 months.  In the Company’s future financial statements, the results of operations for the Pictou Mill will be reported as discontinued operations and as assets held for sale until such time as a sale is consummated or the Company determines that a sale is no longer probable.  In addition, the consolidated statements of operations for all comparative prior year periods will be restated to present the results of the Pictou Mill as discontinued operations.

As of December 31, 2007, while efforts to market the Pictou Mill had begun, the Company did not believe it was probable that a sale of the Pictou Mill would be completed within 12 months.  In accordance with SFAS 144, as of December 31, 2007, the Company did not meet the criteria for reporting the operations of the Pictou Mill as discontinued operations, and therefore the results of the Pictou Mill have been included in continuing operations and its assets have been reported as assets to be held and used.

Note 6.  Sale of Woodlands

In June 2006, Neenah Canada sold approximately 500,000 acres of woodlands in Nova Scotia to Atlantic Star Forestry LTD and Nova Star Forestry LTD (collectively, the “Purchaser”) for $139.1 million (proceeds net of transaction costs were $134.8 million). Neenah Canada received the total proceeds from the sale in cash at closing. Neenah Canada also entered into a fiber supply agreement (the “FSA”) with the Purchaser to secure a source of fiber for the Company’s Pictou pulp mill. Following the sale, Neenah Canada has approximately 500,000 acres of owned and 200,000 acres of licensed or managed woodlands in Nova Scotia.

Pursuant to the terms of the FSA, the Purchaser is required to make available to Neenah Canada sufficient woodlands acreage to yield 200,000 metric tons of softwood timber annually. Neenah Canada is required to bear all costs associated with harvesting the timber.  Timber purchases under the FSA are at market-based prices subject to semi-annual adjustment. The FSA expires on December 31, 2010 and Neenah Canada has the option to unilaterally extend the contract for an additional five years.  The FSA can be extended for a subsequent five years upon the mutual agreement of Neenah Canada and the Purchaser.

The sale qualified for gain recognition under the “full accrual method” described in Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate (“SFAS 66”).  Neenah Canada’s commitment to accept acreage offered by the Purchaser to satisfy the timber requirements for the first 18 months of the FSA represents a “constructive obligation.”  As a result, for the year ended December 31, 2006, Neenah Canada recognized a net pre-tax gain on the sale of approximately $122.6 million and deferred approximately $9.1 million, which represents Neenah Canada’s estimated maximum exposure to loss of profit due to the constructive obligation under the FSA. For the years ended December 31, 2007 and 2006, Neenah Canada recognized approximately $6.2 and $2.9 million, respectively, of such deferred gain.  As of December 31, 2007, the deferral of the gain related to the constructive obligation was fully amortized.

Note 7. Income Taxes

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109.  There was no material effect on the financial statements and no cumulative effect on retained earnings from the Company’s adoption of FIN 48.  However, certain amounts have been reclassified in the consolidated balance sheet to comply with the requirements of FIN 48. As of January 1, 2007, the total amount of unrecognized tax benefits was $6.5 million and as a result of the adoption of FIN 48, the Company recognized a $1.0 million increase in its liability for unrecognized tax benefits.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits as of January 1, 2007 and December 31, 2007:

Balance at January 1, 2007	$6.5
Decrease in the liabilty for tax positions prior to 2007	(5.5)
Balance at December 31, 2007	$1.0

If recognized, approximately $0.6 million of the unrecognized income tax benefits at December 31, 2007 would favorably affect the Company’s effective tax rate in future periods. The Company does not anticipate that the expiration of the statute of limitations or the settlement of audits in the next 12 months will result in liabilities for uncertain income tax positions that are materially different than the amounts accrued as of December 31, 2007.

The Company is liable for taxes due for tax returns filed by Neenah Germany for periods prior to the acquisition (see Note 4, “Acquisitions”). Pursuant to the terms of the purchase agreement, FiberMark has agreed to indemnify the Company for the Euro value of such taxes and a portion of the purchase price has been reserved in an escrow account to fund the indemnification. At January 1, 2007, the Company believed it was probable that Neenah Germany was liable for additional taxes and recognized a $5.5 million liability for this uncertain income tax position. As of December 31, 2007, the German tax authorities had completed their examination and determined that Neenah Germany was liable for such additional taxes.  The amount of such additional taxes was approximately equal to the liability for uncertain tax benefits recognized by the Company. As of December 31, 2007, the liability for such additional taxes does not represent an uncertain tax position and has been recorded as current income taxes payable. The escrow amount is sufficient to fund the payment of such taxes.

Tax years 2004 through 2007 are subject to examination by federal and state tax authorities in the United States, federal and provincial tax authorities in Canada and federal and municipal tax authorities in Germany. Currently, the 2005 and 2006 tax years are being audited by German tax authorities.

The Company recognizes accrued interest and penalties related to uncertain income tax positions in the Provision for income taxes on the consolidated statements of operations. As of December 31, 2007, the Company had approximately $20 thousand accrued for interest related to uncertain income tax positions.

Income tax expense represented 9.3 percent, 37.2 percent and 36.6 percent of income from continuing operations before income taxes for the years ended December 31, 2007, 2006 and 2005, respectively. The following table presents the principal reasons for the difference between the effective tax rate and the U.S. federal statutory income tax rate:

	Year Ended December 31,
	2007	2006	2005
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state income taxes, net of federal income tax effect	1.6%	3.1%	2.3%
Enacted German tax law changes	(21.0)%	—	—
Foreign tax rate differences	(7.2)%	(0.5)%	—
Other differences––net	0.9%	(0.4)%	(0.7)%
Effective income tax rate	9.3%	37.2%	36.6%

The Company’s effective tax rate can be affected by many factors, including but not limited to, changes in the mix of earnings in taxing jurisdictions with differing statutory rates, changes in corporate structure as a result of business acquisitions and dispositions, changes in the valuation of deferred tax assets and liabilities, the results of audit examinations of previously filed tax returns and changes in tax laws. During the year ended December 31, 2007, German tax laws were amended to reduce statutory income tax rates effective as of January 1, 2008. Application of the new rates to the Company’s existing deferred tax assets and liabilities reduced the Company’s net deferred tax liabilities at December 31, 2007. The reduction in the Company’s net deferred tax liabilities due to the benefit of the enacted tax rate change resulted in an income tax benefit of $8.8 million and was treated as a discrete item for the year ended December 31, 2007 in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” and had no further impact on the Company’s effective tax rate in 2007.

The following table presents the U.S. and foreign components of income from continuing operations before income taxes and the provision for income taxes:

	Year Ended December 31,
	2007	2006	2005
Income from continuing operations before income taxes:
U.S.	$19.9	$150.0	$35.2
Foreign	21.9	1.9	—
Total	$41.8	$151.9	$35.2

Provision for income taxes:

Current:
Federal	$7.7	$20.0	$11.1
State	0.8	2.8	1.0
Foreign	6.1	0.4	—
Total current tax provision	14.6	23.2	12.1
Deferred:
Federal	(1.0)	29.5	0.6
State	0.4	4.3	0.2
Foreign	(10.1)	(0.5)	—
Total deferred tax provision	(10.7)	33.3	0.8
Total provision for income taxes	$3.9	$56.5	$12.9

The Company has elected to treat its Canadian operations as a branch for U.S. income tax purposes. Therefore, the amount of income (loss) before income taxes from Canadian operations are included in the Company’s consolidated U.S. income tax returns and such amounts are subject to U.S. income taxes.

The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The components of deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
Net current deferred income tax assets
Accrued liabilities	$6.0	$(1.5)
Employee benefits	0.4	3.0
Other	(4.5)	—
Net current deferred income tax assets	1.9	1.5

Net noncurrent deferred income tax assets
Employee benefits	34.8	30.1
Canadian timberlands	26.5	32.1
Intangibles	20.2	20.2
Net operating losses	5.4	0.9
Other long-term obligations	1.6	—
Accumulated depreciation	(43.6)	(53.0)
Other	10.5	2.4
Net noncurrent deferred income tax assets	55.4	32.7

Total deferred income tax assets	$57.3	$34.2

Net noncurrent deferred income tax liability
Accumulated depreciation	$22.0	$29.9
Intangibles	7.4	11.2
Employee benefits	(1.8)	(4.2)
Other	2.8	(1.1)
Net noncurrent deferred income tax liabilities	$30.4	$35.8

In the disclosure of the components of net noncurrent deferred income tax assets as of December 31, 2006, the Company inappropriately classified approximately $20.2 million in noncurrent deferred tax assets related to intangible assets associated with employee benefits.  The Company has corrected the 2006 disclosure to separately present the noncurrent deferred tax assets related to such intangible assets.  There was no impact on the Company’s 2006 financial statements as a result of this change.

No valuation allowance has been provided on deferred income tax assets. In determining the need for valuation allowances, the Company considers many factors, including specific taxing jurisdictions, sources of taxable income, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance would be recognized if, based on the weight of available evidence, the Company concludes that it is more likely than not that some portion or all of the deferred income tax asset will not be realized. As of December 31, 2007, the Company had $13.5 million of U.S. and $8.7 million of Canadian net operating losses, substantially all of which may be carried forward to 2025 to offset future taxable income. The Company has recorded a deferred tax liability to offset the deferred tax asset related to the Canadian net operating losses due to the U.S. Dual Consolidated Loss Recapture rules and provisions under SFAS 109. The Company has no foreign tax credits.

No provision for U.S. income taxes has been made for $27.9 million of undistributed earnings of certain of the Company’s foreign subsidiaries which have been indefinitely reinvested. The Company is unable to estimate the amount of U.S. income taxes that would be payable if such undistributed foreign earnings were repatriated.

Note 8. Debt

Long-term debt consisted of the following:

	December 31,
	2007	2006
Senior Notes (7.375% fixed rate) due 2014	$225.0	$225.0
Revolving bank credit facility (variable rates), due 2010	66.2	57.3
Term Loan (variable rates), due in 13 equal quarterly installments beginning November 2007	23.1	—
Third-party financing (7.375% fixed rate) due in quarterly installments through December 2007	—	1.3
Neenah Germany project financing (3.8% fixed rate) due in 16 equal semi-annual installments beginning June 2009	14.6	—
Neenah Germany revolving line of credit (variable rates)	3.2	—
Total Debt	332.1	283.6
Less: Debt payable within one year	10.9	1.3
Long-term debt	$321.2	$282.3

Senior Unsecured Notes

On November 30, 2004, the Company completed an underwritten offering of ten-year senior unsecured notes (the “Senior Notes”) at an aggregate face amount of $225 million. Interest payments on the Senior Notes commenced on May 15, 2005 and are payable May 15 and November 15 of each year. The Senior Notes are fully and unconditionally guaranteed by substantially all of the Company’s subsidiaries, with the exception of Neenah Germany. In August 2005, the Company exchanged the unregistered Senior Notes for registered notes with similar terms.

Secured Revolving Credit Facility

On November 30, 2004, the Company entered into a Credit Agreement by and among the Company, certain of its subsidiaries, the lenders listed in the Credit Agreement and JP Morgan Chase Bank, N.A. as agent for the lenders (the “Initial Credit Agreement”). Under the Initial Credit Agreement, the Company had a secured revolving credit facility (the “Revolver”) that provided for borrowings of up to $150 million. The Initial Credit Agreement is secured by substantially all of the Company’s assets, including the capital stock of its subsidiaries and is guaranteed by Neenah Canada, a wholly-owned subsidiary. The Initial Credit Agreement originally terminated on November 30, 2008.

In March 2007, the Company entered into the Fourth Amendment (the “Fourth Amendment”) to the Initial Credit Agreement. Except as generally described herein, the Fourth Amendment retained the terms of the amended Initial Credit Agreement. The Fourth Amendment, among other things, (i) increased the Company’s secured revolving line of credit from $165 million to $180 million and (ii) made other definitional, administrative and covenant modifications to the amended Initial Credit Agreement. Despite the increase in the total commitment to $180 million, the Company’s ability to borrow under the Revolver is currently limited to the lowest of (a) $180 million, (b) the Company’s borrowing base (as determined in accordance with the Credit Agreement), and (c) the applicable cap on the amount of “credit facilities” under the indenture.

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

In October 2007, the Company entered into the Fifth Amendment (the “Fifth Amendment”) to the Initial Credit Agreement. Except as generally described herein, the Fifth Amendment retained the terms of the amended Initial Credit Agreement. The Fifth Amendment increased the Company’s secured revolving line of credit from $180 million to $210 million. Despite the increase in the total commitment to $210 million, the Company’s ability to borrow under the Revolver is limited to the lowest of (a) $210 million, (b) the Company’s borrowing base (as determined in accordance with the Credit Agreement), and (c) the applicable cap on the amount of “credit facilities” under the indenture for the Senior Notes.

As of December 31, 2007, the amended Initial Credit Agreement (the “Amended Credit Agreement”) provides for a secured revolving credit facility (the “Revolver”) to provide for borrowings of up to $210 million. The Company’s ability to borrow under the Revolver is limited to the lowest of (a) $210 million, (b) the Company’s borrowing base (as determined in accordance with the Amended Credit Agreement), and (c) the applicable cap on the amount of “credit facilities” under the indenture for the Senior Notes. The Amended Credit Agreement will terminate on November 30, 2010.

The interest rate applicable to borrowings under the Revolver will be either (1) the Prime Rate (as defined in the Amended Credit Agreement) plus a percentage ranging from 0 percent to 0.75 percent or (2) LIBOR plus a percentage ranging from 1.25 percent to 2.25 percent. Interest is computed based on actual days elapsed in a 360-day year, payable monthly in arrears for base rate loans, or for LIBOR loans, payable monthly in arrears and at the end of the applicable interest period. The commitment is subject to an annual facility fee of 0.25 percent on the average daily unused amount of the commitment.

In the Amended Credit Agreement, the lenders consented to the Company’s purchase of Neenah Germany.  Neenah Germany is not a borrower or guarantor with respect to the Revolver.  However, the Company pledged 65 percent of its equity interest in Neenah Germany as security for the obligations of the Company and its subsidiaries under the Initial Credit Agreement.

In March 2007, the Company borrowed $54 million in principal under the Amended Credit Agreement as part of the financing for the acquisition of Fox River. The entities acquired by the Company pursuant to the Fox River acquisition are guarantors with respect to the Amended Credit Agreement. Such entities are also subsidiary guarantors with respect to the Senior Notes; however, the property, plant and equipment acquired in the acquisition of Fox River does not secure the Company’s obligations under the Amended Credit Agreement.

The weighted-average interest rate on outstanding borrowings as of December 31, 2007 and 2006 was 6.4 percent per annum and 7.3 percent per annum, respectively. Amounts outstanding under the Revolver may be repaid, in whole or in part, at any time without premium or penalty except for specified make-whole payments on LIBOR-based loans.  All principal amounts outstanding under the Revolver are due and payable on the date of termination of the Revolver. Borrowing availability under the Revolver is reduced by outstanding letters of credit and reserves for certain other items as defined in the Amended Credit Agreement. Availability under the Amended Credit Agreement will fluctuate over time depending on the value of the Company’s inventory, receivables and various capital assets. As of December 31, 2007, the Company had approximately $1.6 million of letters of credit outstanding and $114.9 million of borrowing availability under the Revolver. Interest on amounts borrowed under the Revolver is paid monthly.

The Amended Credit Agreement contains events of default customary for financings of this type, including failure to pay principal or interest, materially false representations or warranties, failure to observe covenants and other terms of the Revolver, cross-defaults to other indebtedness, bankruptcy, insolvency, various ERISA violations, the incurrence of material judgments and changes in control.

The Amended Credit Agreement contains, among other provisions, covenants with which the Company must comply during the term of the agreements. Such covenants restrict the Company’s ability to, among other things, incur certain additional debt, make specified restricted payments and capital expenditures, authorize or issue capital stock, enter into transactions with affiliates, consolidate or merge with or acquire another business, sell certain of its assets or liquidate, dissolve or wind-up. In addition, the terms of the Credit Agreement require the Company to achieve and maintain certain specified financial ratios. At December 31, 2007, the Company was in compliance with all covenants.

The Company’s ability to pay cash dividends on its common stock is limited under the terms of both the Amended Credit Agreement and the Senior Notes. At December 31, 2007, under the most restrictive terms of these agreements, the Company’s ability to pay cash dividends on its common stock is limited to a total of $10 million in a 12-month period.

Term Loan

In March 2007, the Company entered into an agreement by and among the Company, certain of its subsidiaries and JP Morgan Chase Bank, N.A. (the “Term Loan Agreement”) to borrow up to $25 million (the “Term Loan”). As of December 31, 2007, the weighted-average interest rate on outstanding Term Loan borrowings was 6.7 percent per annum. Term Loan borrowings were used to repay outstanding Revolver borrowings. The Term Loan is secured by substantially all of the property, plant and equipment acquired by the Company in the acquisition of Fox River and is fully and unconditionally guaranteed by substantially all of the Company’s other subsidiaries, except Neenah Germany. Amounts outstanding under the Term Loan may be repaid, in whole or in part, at any time without premium or penalty except that LIBOR Borrowings (as defined below) may not be partially repaid such that less than $3.0 million of LIBOR Borrowings are outstanding. The Term Loan Agreement terminates in November 2010.

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

Other Notes

In December 2006, Neenah Germany entered into an agreement with HypoVereinsbank and IKB Deutsche Industriebank AG (the “Lenders”) to provide project financing for the construction of a saturator.  The Lenders agreed to provide 10 million Euros of construction financing which is secured by the saturator.  The loan matures in December 2016 and principal is repaid in equal semi-annual installments beginning in June 2009.  Principal outstanding under the agreement may be repaid at any time without penalty.  The interest rate on amounts outstanding is 3.8 percent based on actual days elapsed in a 360-day year and is payable semi-annually. As of December 31, 2007, €10.0 million ($14.6 million) was outstanding under this agreement.

Neenah Germany has an unsecured revolving line of credit (the “Line of Credit”) with HypoVereinsbank that provides for borrowings of up to 15 million Euros for general corporate purposes. As of December 31, 2007, the weighted-average interest rate on outstanding Line of Credit borrowings was 6.5 percent per annum.  No Line of Credit borrowings were outstanding as of December 31, 2006.  In November 2007, Neenah Germany extended the termination date for the Line of Credit to November 30, 2008.  Neenah Germany has the ability to borrow in either Euros or U.S. dollars.  Interest is computed on U.S. dollars loans at the rate of 8.5 percent per annum and on Euro loans at EURIBOR plus a margin of 1.5 percent.  Interest is payable quarterly and principal may be repaid at any time without penalty.  As of December 31, 2007, $3.2 million was outstanding under the Line of Credit.

During the first quarter of 2005, the Company obtained third-party financing to fund its purchase of enterprise resource planning (ERP) software. At inception, the present value of the financing agreement was $3.6 million (discounted at 7.375 percent) payable in quarterly installments through December 2007. As of December 31, 2007, no third-party financing was outstanding. In the first quarter of 2005, the Company issued a short-term note for $2.3 million to finance current year insurance premiums. The note was repaid in monthly installments through October 2005 including interest at the rate of 3.9 percent per annum.

Principal Payments

The following table presents the Company’s required debt payments:

	2008	2009	2010	2011	2012	Thereafter	Total
Debt payments	$10.9	$9.5	$75.7	$1.8	$1.8	$232.4	$332.1

Note 9. Post-Employment and Other Benefits

In conjunction with the Spin-Off, the Company agreed to provide active employees of the Pulp and Paper Business and former employees of the Canadian pulp operations with employee benefits that were substantially similar to those provided by Kimberly-Clark and to credit such employees for service earned with Kimberly-Clark. In general, employee obligations related to former employees of the U.S. paper operations were retained by Kimberly-Clark.

Adoption of SFAS 158

At December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.  The Company’s adoption of SFAS 158 reduced stockholders’ equity at December 31, 2006 by $55.4 million.

Pension Plans

Substantially all active employees of the Company’s U.S. paper operations and its Canadian pulp operations participate in defined benefit pension plans and defined contribution retirement plans. Neenah Germany has defined benefit plans designed to provide a monthly pension upon retirement for all its hourly employees in Germany.

In December 2004, pension assets related to active employees of the U.S. paper operations for which the Company assumed responsibility were transferred from a Kimberly-Clark pension trust to a new trust for a pension plan established by the Company. In the fourth quarter of 2005, the transfer of assets by Kimberly-Clark to the new pension trust for obligations assumed by the Company in the Spin-Off was finalized and resulted in a credit of $0.7 million to Additional paid-in capital.

In May 2005, the Company closed the No. 1 Mill at Terrace Bay.  See Note 5, “Discontinued Operations.” In conjunction with the closure, the Company recognized a pre-tax charge of approximately $1.6 million related to a partial settlement of certain pension obligations.

In conjunction with the transfer of Terrace Bay to Buchanan, Neenah Canada initiated plans to curtail and settle the Ontario Plan. In August 2006, Neenah Canada made a payment to the pension trust of approximately $10.8 million for the purchase of annuity contracts to settle its pension liability for current retirees. As a result, Neenah Canada recognized a pension curtailment and settlement loss of approximately $26.4 million in the year ended December 31, 2006.

In July 2007, the Financial Services Commission of Ontario approved the Company’s request to settle its pension obligations for active employees and terminate the Ontario Plan. In December 2007, the Ontario Plan was terminated and all outstanding pension obligations for active employees were settled through the purchase of annuity contracts or lump-sum payments pursuant to participant elections. For the year ended December 31, 2007, Neenah Canada recognized a non-cash pre-tax settlement loss of $38.7 million upon termination of the Ontario Plan. No additional funding was required to settle the Ontario Plan.

In November 2007, the Company amended the Fox River defined benefit pension plan to freeze the vested pension benefit for salaried employees born after December 31, 1957.  The effected employees were transferred to the Company’s defined contribution retirement plan. The pension benefit for salaried employees of Fox River born on or before December 31, 1957 was unaffected.  For the year ended December 31, 2007, the Company recognized a reduction in pension expense of approximately $1.2 million related to the amendment.

The Company’s funding policy for its qualified defined benefit plans for its U.S. paper operations and its Canadian pulp operations is to contribute assets to fully fund the accumulated benefit obligation. Subject to regulatory and tax deductibility limits, any funding shortfall is to be eliminated over a reasonable number of years. Nonqualified plans providing pension benefits in excess of limitations imposed by taxing authorities are not funded. There is no legal or governmental obligation to fund Neenah Germany’s benefit plans and as such the Neenah Germany defined benefit plans are currently unfunded.

The Company uses the fair value of pension plan assets to determine pension expense, rather than averaging gains and losses over a period of years. Investment gains or losses represent the difference between the expected return calculated using the fair value of the assets and the actual return based on the fair value of assets. The Company’s pension obligations are measured annually as of December 31. As of December 31, 2007, the Company’s pension plans had cumulative unrecognized investment losses and other actuarial losses of approximately $55.8 million in accumulated other comprehensive income.

Other Post-Employment Benefit Plans

The Company maintains health care and life insurance benefit plans for active employees of the Company and former employees of the Canadian pulp operations. The plans are generally noncontributory for employees who were eligible to retire on or before December 31, 1992 and contributory for most employees who retire on or after January 1, 1993.  The Company does not provide a subsidized benefit to most employees hired after 2003.

The Company’s obligations for post-employment benefits other than pensions are measured annually as of December 31. At December 31, 2007, the assumed inflationary pre-65 and post-65 health care cost trend rates used to determine year-end obligations and costs for the year ended December 31, 2008 was 8.6 percent, decreasing to 7.7 percent in 2009, and then gradually decreasing to an ultimate rate of 4.9 percent in 2014. The assumed inflationary pre-65 and post-65 health care cost trend rate used to determine obligations at December 31, 2006 and cost for the year ended December 31, 2007 was 8.9 percent, decreasing to 8.1 percent in 2008, and then gradually decreasing to an ultimate rate of 4.9 percent in 2013.

The following table reconciles the benefit obligations, plan assets, funded status and net liability information of the Company’s pension and other benefit plans.

	Pension Benefits		Post-Employment Benefits Other than Pensions
	Year Ended December 31,
	2007	2006	2007	2006
Change in Benefit Obligation:
Benefit obligation at beginning of year	$419.7	$449.9	$40.0	$76.1
Service cost	9.2	8.1	2.4	2.2
Interest cost	28.1	22.3	2.5	3.5
Currency	44.2	2.5	2.9	1.2
Actuarial loss (gain)	(33.6)	(3.0)	0.6	(2.7)
Benefit payments from plans	(162.0)	(92.4)	(4.1)	(2.3)
Business combinations	102.0	34.8	5.9	2.6
Participant contributions	0.9	0.8	—	—
Special termination benefits	0.1	—	—	—
Plan amendments	—	(4.7)	—	(14.1)
(Gain) loss on plan curtailment	(1.2)	6.1	—	(26.5)
Gain on plan settlement	—	(4.7)	5.0	—
Benefit obligation at end of year	$407.4	$419.7	$55.2	$40.0
Change in Plan Assets:
Fair value of plan assets at beginning of year	$350.9	$375.1	$—	$—
Actual gain on plan assets	20.1	42.3	—	—
Employer contributions	10.1	24.2	4.1	2.3
Currency	38.0	0.9	—	—
Benefit payments	(20.6)	(92.4)	(4.1)	(2.3)
Settlement payments	(141.4)	—	—	—
Business combinations	90.5	—	—	—
Participant contributions	0.9	0.8	—	—
Other	(4.9)	—	—	—
Fair value of plan assets at end of year	$343.6	$350.9	$—	$—
Reconciliation of Funded Status
Fair value of plan assets	$343.6	$350.9	$—	$—
Projected benefit obligation	407.4	419.7	55.2	40.0
Net liability recognized in statement of financial position	$(63.8)	$(68.8)	$(55.2)	$(40.0)
Amounts recognized in statement of financial position consist of:
Current assets	$2.9	$6.3	$—	$—
Current liabilities	(2.5)	(2.5)	(9.5)	(3.4)
Noncurrent liabilities	(64.2)	(72.6)	(45.7)	(36.6)
Net amount recognized	$(63.8)	$(68.8)	$(55.2)	$(40.0)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Post-Employment Benefits Other than Pensions
	December 31
	2007	2006	2007	2006

Accumulated actuarial loss	$45.4	$97.3	$12.6	$14.3
Prior service cost (credit)	10.5	10.6	(2.2)	(7.5)
Transition asset	(0.1)	(0.3)	—	—
Total recognized in accumulated other comprehensive income	$55.8	$107.6	$10.4	$6.8

Summary disaggregated information about the pension plans follows:

	December 31,
	Assets Exceed ABO		ABO Exceed Assets		Total
	2007	2006	2007	2006	2007	2006
Projected benefit obligation	$234.5	$207.3	$172.9	$212.4	$407.4	$419.7
Accumulated benefit obligation	205.0	189.2	163.3	193.1	368.3	382.3
Fair value of plan assets	225.6	204.2	118.0	146.7	343.6	350.9

Components of Net Periodic Benefit Cost

	Pension Benefits			Post-Employment Benefits Other than Pensions
	Year Ended December 31,
	2007	2006	2005	2007	2006	2005
Service cost	$9.2	$8.1	$10.7	$2.4	$2.2	$1.5
Interest cost	28.1	22.3	21.9	2.5	3.5	3.1
Expected return on plan assets(a)	(32.0)	(30.3)	(27.7)	—	—	—
Recognized net actuarial loss	(0.2)	7.7	7.1	—	2.3	0.7
Amortization of unrecognized transition asset	1.8	(0.3)	(0.2)	(6.7)	—	—
Amortization of prior service cost	5.0	1.6	1.4	3.8	(1.3)	0.1
Cost of contractual termination benefits	0.1	—	—	—	—	—
Amount of curtailment (gain) loss recognized	(1.2)	1.6	—	—	(19.9)	—
Amount of settlement loss recognized	38.7	24.8	—	5.0	—	—
Net periodic benefit cost (credit)	49.5	35.5	13.2	7.0	(13.2)	5.4
Less: Cost/(credit) related to discontinued operations (b)(c)	41.9	26.1	7.1	—	(18.2)	2.5
Net periodic benefit cost related to continuing operations	$7.6	$9.4	$6.1	$7.0	$5.0	$2.9

(a)          The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

(b)         In conjunction with the transfer of the Terrace Bay mill to Buchanan and as a closing condition of the agreement, the Company initiated plans to curtail and settle its Ontario, Canada defined benefit pension plan.  The pension (credit) cost related to the operations of the Terrace Bay mill has been classified as Loss from discontinued operations on the consolidated statements of operations.  Pension expense for the years ended December 31, 2007 and 2006 includes settlement/curtailment losses related to the Ontario Plan of $38.7 million and $26.4 million, respectively.

(c)          Pursuant to the terms of the transfer agreement, Buchanan assumed responsibility for post-employment medical and life insurance benefits for active employees at the Terrace Bay mill.

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income

	Pension Benefits		Post-Employment Benefits Other than Pensions
	Year Ended December 31,
	2007	2006	2007	2006
Net periodic benefit expense (income)	$49.5	$35.5	$7.0	$(13.2)

Accumulated actuarial gain	(51.9)	—	(1.7)	—
Prior service cost (credit)	(0.1)	—	5.3	—
Transition asset	0.2	—	—	—
Minimum pension liability adjustment	—	(4.6)	—	—
Total recognized in other comprehensive income	(51.8)	(4.6)	3.6	—
Total recognized in net periodic benefit cost and other comprehensive income	$(2.3)	$30.9	$10.6	$(13.2)

The estimated net loss, prior service cost and transition (asset) for the defined benefit pension plans expected to be amortized from accumulated other comprehensive income into net periodic benefit cost (credit) over the next fiscal year are $2.6 million, $1.9 million and $(0.2) million, respectively. The estimated net loss and prior service (credit) for post-employment benefits other than pension expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.7 million and $(5.3) million, respectively.

Additional Information

Year Ended December 31, 2006
Decrease in pre-tax minimum liability included in other comprehensive income	$4.6

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31

	Pension Benefits		Post-Employment Benefits Other than Pensions
	2007	2006	2007	2006
Discount rate	6.10%	5.25%	6.00%	5.66%
Rate of compensation increase	3.30%	3.29%	—	—

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31

	Pension Benefits			Post-Employement Benefits Other than Pensions
	Year Ended December 31,
	2007	2006	2005	2007	2006	2005
Discount rate	5.25%	5.20%	5.75%	5.66%	5.22%	5.75%
Expected long-term return on plan assets	7.90%	8.39%	8.41%	—	—	—
Rate of compensation increase	3.29%	3.24%	3.75%	—	—	—

Expected Long-Term Rate of Return and Investment Strategies

The expected long-term rate of return on pension fund assets held by the Company’s pension trusts was determined based on several factors, including input from pension investment consultants and projected long-term returns of broad equity and bond indices. Also considered were the plans’ historical 10-year and 15-year compounded annual returns. It is anticipated that on average the investment managers for each of the plans will generate annual long-term rates of return of 8.5 percent. The expected long-term rate of return on the assets in the plans was based on an asset allocation assumption of about 60 percent with equity managers, with expected long-term rates of return of approximately 10 percent, and 40 percent with fixed income managers, with an expected long-term rate of return of about 6 percent. The actual asset allocation is regularly reviewed and periodically rebalanced to the targeted allocation when considered appropriate.

Plan Assets

Pension plan asset allocations are as follows:

	Percentage of Plan Assets At December 31,
	2007	2006	2005
Asset Category
Equity securities	61%	65%	68%
Debt securities	35%	31%	24%
Cash and money-market funds	4%	4%	8%
Total	100%	100%	100%

For the years ended December 31, 2007, 2006 and 2005, no plan assets were invested in the Company’s securities.

Cash Flows

Based on December 31, 2007 exchange rates, the Company expects to contribute approximately $11.3 million to its pension trusts in 2008.

Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Plans	Post-Employment Benefits Other than Pensions
2008	$22.5	$4.5
2009	23.4	2.4
2010	25.0	2.6
2011	27.4	2.9
2012	29.4	3.2
Years 2013 - 2017	184.2	19.8

Health Care Cost Trends

Assumed health care cost trend rates affect the amounts reported for post-employment health care benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components	$0.2	$(0.2)
Effect on post-retirement benefit obligation	1.9	(1.7)

Defined Contribution Retirement Plans

The Company’s contributions to its defined contribution retirement plans are primarily based on the age and compensation of covered employees.  Contributions to these plans, all of which were charged to expense, were $1.2 million in 2007, $1.1 million in 2006 and $1.0 million in 2005. In addition, the Company maintains a supplemental retirement contribution plan (the “SRCP”) which is a non-qualified, non-contributing defined contribution plan. The Company provides benefits under the SRCP to the extent necessary to fulfill the intent of its defined contribution retirement plans without regard to the limitations set by the Internal Revenue Code on qualified defined contribution plans.  For the years ended December 31, 2007, the Company recognized expense related to the SRCP of $69 thousand.  No expense related to the SRCP was recognized for the years ended December 31, 2006 and 2005.

Investment Plans

The Company provides voluntary contribution investment plans to substantially all North American employees. Under the plans, the Company matches a portion of employee contributions. For the years ended December 31, 2007, 2006 and 2005, costs charged to expense for company matching contributions under these plans were $1.7 million, $1.3 million and $1.2 million, respectively.

Note 10. Stock Compensation Plans

The Company established the 2004 Omnibus Stock and Incentive Plan (the “Omnibus Plan”) in December 2004. The Company reserved 3,500,000 shares of $0.01 par value common stock (“Common Stock”) for issuance under the Omnibus Plan. Pursuant to the terms of the Omnibus Plan, the compensation committee of the Company’s Board of Directors may grant various types of equity-based compensation awards, including incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted stock units with performance conditions (“Performance Shares”) and performance units, in addition to certain cash-based awards. All grants under the Omnibus Plan will be made at fair market value and no grant may be repriced. In general, the options expire ten years from the date of grant and vest over a three-year service period. As of December 31, 2007, approximately 1,690,000 shares of Common Stock were reserved for future issuance under the Omnibus Plan.

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) using the modified-prospective transition method. Stock-based compensation cost recognized under SFAS 123R for the years ended December 31, 2007 and 2006 consisted of (a) compensation cost for all unvested stock-based grants outstanding as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and (b) compensation cost for all stock-based awards granted subsequent to adoption based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The amount of stock-based compensation cost recognized is based on the fair value of grants that are ultimately expected to vest and is recognized pro-rata over the requisite service period for the entire award. The adoption of SFAS 123R resulted in additional stock-based compensation expense of $4.2 million and income tax benefits of $1.6 million and reduced basic and diluted EPS by $0.17 for the year ended December 31, 2006.

SFAS 123R amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows, to require the reporting of excess tax benefits related to the exercise or vesting of stock-based awards as cash provided by financing activities rather than as a reduction in income taxes paid and reported as cash provided by operations. For the years ended December 31, 2007 and 2006, the Company recognized approximately $0.5 million and $67 thousand, respectively, of excess tax benefits related to the exercise or vesting of stock-based awards. The Company did not recognize any excess tax benefits for the year ended December 31, 2005.

Valuation and Expense Information Under SFAS 123R

The following table summarizes stock-based compensation costs and related income tax benefits.  Substantially all stock-based compensation expense has been recorded in selling, general and administrative expenses.

	Year Ended December 31,
	2007	2006	2005
Stock-based compensation expense	$6.4	$5.8	$0.8
Income tax benefit	(2.5)	(2.2)	(0.3)
Stock-based compensation, net of income tax benefit	$3.9	$3.6	$0.5

The following table summarizes total compensation costs related to the Company’s equity awards and amounts recognized in the year ended December 31, 2007.

	Stock Options (a)	Restricted Stock
Unrecognized compensation cost — December 31, 2006	$3.3	$2.2
Add: Grant date fair value current year grants	2.8	3.0
Less: Compensation expense recognized	4.2	2.2
Less: Grant date fair value of shares forfeited	—	0.1
Unrecognized compensation cost — December 31, 2007	$1.9	$2.9
Expected amortization period (in years)	1.9	1.8

(a)   The grant date fair value of current year stock awards and compensation expense recognized each include $0.2 million related to a change in the Company’s estimate for forfeitures and $0.2 million related to the modification of certain awards.

Stock Options

For the year ended December 31, 2007, the Company awarded nonqualified stock options to purchase 182,785 shares of common stock at a weighted-average exercise price of $36.97 per share. The exercise price of the options was equal to the market price of the Company’s common stock on the date of grant. The options expire in ten years and, in general, one-third vest on each of the first three anniversaries of the date of grant. The weighted-average grant date fair value for stock options granted during the years ended December 31, 2007 and 2006 was $14.00 per share and $11.44 per share, respectively, and was estimated using the Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2007	2006
Expected life in years	5.9	5.9
Interest rate	4.7%	4.8%
Volatility	35.2%	37.9%
Dividend yield	1.1%	1.4%

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

The following table summarizes stock option activity under the Omnibus Plan for the year ended December 31, 2007:

	Number of	Weighted-Average
	Stock Options	Exercise Price
Options outstanding — December 31, 2006	1,401,521	$31.66
Add: Options granted	182,785	$36.97
Less: Options exercised	123,849	$29.42
Less: Options forfeited/cancelled	2,575	$37.90
Options outstanding — December 31, 2007	1,457,882	$32.51

The status of outstanding and exercisable stock options as of December 31, 2007, summarized by exercise price follows:

	Options Vested or Expected to Vest				Options Exercisable
		Weighted-Average	Weighted-			Weighted-
		Remaining	Average	Aggregate		Average	Aggregate
	Number of	Contractual Life	Exercise	Intrinsic	Number of	Exercise	Intrinsic
Exercise Price	Options	(Years)	Price	Value(a)	Options	Price	Value(a)
$24.01 - $29.43	320,661	6.0	$26.68	$0.8	228,480	$25.97	$0.7
$30.15 - $34.61	770,051	6.3	$32.67	—	719,204	$32.68	—
$35.92 - $42.24	357,794	6.2	$37.35	—	185,810	$37.53	—
	1,448,506	6.2	$32.50	$0.8	1,133,494	$32.12	$0.7

(a)      Represents the total pre-tax intrinsic value as of December 31, 2007 that option holders would have received had they exercised their options as of such date.  The pre-tax intrinsic value is based on the closing market price for the Company’s common stock of $29.15 on December 31, 2007.

The aggregate pre-tax intrinsic value of stock options exercised for the years ended December 31, 2007 and 2006 was $1.5 million and $0.2 million, respectively. No stock options were exercised for the year ended December 31, 2005.

The following table summarizes the status of the Company’s unvested stock options as of December 31, 2007 and activity for the year then ended:

	Number of Stock Options	Weighted-Average Grant Date Fair Value
Outstanding — December 31, 2006	379,396	$12.23
Add: Options granted	182,785	$14.00
Less: Options vested	326,850	$12.64
Less: Options forfeited/cancelled	2,575	$14.73
Outstanding — December 31, 2007	232,756	$13.01

As of December 31, 2007, certain participants met age and service requirements that allowed their options to qualify for accelerated vesting upon retirement. As of December 31, 2007, there were 91,632 stock options subject to accelerated vesting that such participants would have been eligible to exercise if they had retired as of such date. The aggregate grant date fair value of options subject to accelerated vesting was $1.2 million. For the year ended December 31, 2007, stock-based compensation expense for such options was $0.7 million. For the year ended December 31, 2007, the aggregate grant date fair value of options vested, including options subject to accelerated vesting, was $4.1 million.  Stock options that reflect accelerated vesting for expense recognition become exercisable according to the contract terms of the stock option grant.

Performance Shares

For the year ended December 31, 2007, the Company made a target award of 53,300 Performance Shares (net of 2,700 Performance Shares forfeited due to termination of employment) to Long Term Incentive Plan (“LTIP”) participants. The measurement period for the Performance Shares is January 1, 2007 through December 31, 2009. Common stock equal to between 30 percent and 224 percent of the performance share target will be awarded based on the Company’s growth in earnings before interest, taxes, depreciation and amortization (“EBITDA”) minus a capital charge and total return to shareholders relative to a peer group of companies and the Russell 2000® Value Small-Cap Index. The weighted-average grant date fair value was $47.15 per Performance Share (which represents the grant date market price of the Company’s common stock of $36.51 per share multiplied by the probability weighted expected payout of approximately 1.29 shares of common stock for each Performance Share) and was estimated using a “Monte Carlo” simulation technique. Compensation cost is recognized pro rata over the vesting period.

RSUs

For the year ended December 31, 2007, the Company award certain LTIP participants and directors of the Company (“Directors”) 9,473 RSUs and 2,760 RSUs, respectively.  The weighted average grant date fair value of such awards to employees and Directors were $30.80 per share and $41.51 per share, respectively.  Awards to Directors vest one year from the date of grant.  In general, awards to LTIP participants vest equally on the first three anniversaries of the award.

Restricted Stock

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

On December 1, 2004, the Company awarded 25,360 replacement restricted shares to employees whose restricted shares of Kimberly-Clark common stock were forfeited. The number of restricted shares was calculated using a ratio conversion methodology approved under FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25 based on the fair market value of the Company’s Common Stock on the date of grant. As of December 31, 2007, 14,292 of such restricted shares were outstanding.

The following table summarizes the activity of the Company’s unvested stock-based awards (other than stock options) for the year ended December 31, 2007:

		Weighted-Average		Weighted-Average
	Restricted	Grant Date	Performance	Grant Date
	Stock	Fair Value	Shares/RSUs	Fair Value
Outstanding — December 31, 2006	19,190	$34.28	140,673	$29.76
Add: Shares granted(a)	—	—	65,533	$44.63
Less: Shares vested	4,898	$34.28	33,281	$30.51
Less: Shares expired or cancelled	—	—	2,760	$48.53
Outstanding — December 31, 2007(b)	14,292	$34.28	170,165	$35.03

(a)   Includes the grant of 212 RSUs to Canadian employees and directors in lieu of cash dividends.  Such dividends-in-kind vest concurrently with the underlying RSU.

(b)   The aggregate pre-tax intrinsic value of restricted stock, RSUs and Performance Shares as of December 31, 2007 was $0.4 million, $3.5million and $3.4 million, respectively.  The aggregate pre-tax intrinsic value of Performance Shares was calculated on the shares that would be issued based on the Company’s achievement of performance targets if the performance period ended at December 31, 2007.

The aggregate pre-tax intrinsic value of restricted stock and RSUs that vested for the years ended December 31, 2007, 2006 and 2005 was $1.3 million, $0.2 million and $0.2 million, respectively.

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

The following table presents the effects on net income and earnings per share if the Company had adopted the fair value recognition provisions of SFAS 123 for options granted in the year ended December 31, 2005.

(In millions, except per share data)
Reported net loss	$(29.7)
Add: Stock-based compensation expense, net of tax effects, included in net income as reported	0.5
Less: Pro forma compensation expense, net of tax	(2.5)
Pro forma net income	$(31.7)
Reported earnings per share:
Basic	$(2.02)
Diluted	$(2.02)
Pro forma earnings per share:
Basic	$(2.15)
Diluted	$(2.15)

The weighted-average grant date fair value for stock options granted during the years ended December 31, 2005 was estimated using the Black-Scholes option valuation model with the following assumptions:

Expected life in years	5.9
Interest rate	3.9%
Volatility	39.0%
Dividend yield	1.2%

The expected term was estimated based upon historical data for Kimberly-Clark stock option awards and expected volatility was estimated by reference to the historical stock price performance of a peer group of companies. The grant date fair market value of stock options awarded during the year ended December 31, 2005 was $12.46. Forfeitures were estimated at the date of grant.

Note 11. Stockholders’ Equity

Common Stock

The Company has authorized 100 million shares of Common Stock. Holders of the Company’s Common Stock are entitled to one vote per share.

For the years ended December 31, 2007, 2006 and 2005, the Company acquired 11,445 shares, 1,185 shares and 814 shares of Common Stock, respectively, at a cost of approximately $0.3 million, $41,000 and $25,000, respectively, primarily for shares surrendered by employees to pay taxes due on vested restricted stock awards.  In addition, in connection with the acquisition of Fox River, the Company acquired 100 shares of Common Stock with a fair market value of approximately $4,000.

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

On March 12, 2008, the Company’s shareholders approved a reverse/forward split of the issued and outstanding shares of Common Stock.  The reverse/forward split will consist of a 1-for-50 reverse split of Common Stock followed immediately by a 50-for-1 forward split of Common Stock. Holdings of stockholders with fewer than 50 shares of Common Stock prior to the split would be converted into fractional shares.  Such fractional shares would be purchased by the Company at a price equal to the average closing price per share of the Company’s Common Stock on the New York Stock Exchange on the five days preceding the split.  Stockholders holding 50 or more shares of common stock will continue to hold the same number of shares after the forward stock split, and will not receive any cash payment. The Company expects to fund up to $9 million to acquire a portion of these shares. The reverse/forward split is expected to result in a significant reduction in shareholder record keeping and mailing expenses and provide holders of fewer than 50 shares with a cost-effective way to efficiently dispose of their investment.

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

Note 12. Commitments

Leases

The future minimum obligations under operating leases having a noncancelable term in excess of one year as of December 31, 2007, are as follows:

2008	$3.4
2009	3.3
2010	2.3
2011	1.9
2012	1.4
Thereafter	2.3

Future minimum lease obligations	$14.6

For the years ended December 31, 2007, 2006 and 2005, rental expense under operating leases was $3.0 million, $2.0 million and $1.3 million, respectively.

Purchase Commitments

The Company has entered into long-term contracts for the purchase of sawmill wood chips. The minimum purchase commitments extend beyond 2008. Commitments under these contracts are approximately $43.5 million in 2008, $40.5 million in 2009, $37.7 million in 2010, $34.8 million in 2011and $21.4 million in 2012. Total commitments beyond 2012 are $184.1 million.

In conjunction with the sale of 500,000 acres of woodlands in Nova Scotia, the Company entered into a Fiber Supply Agreement (the “FSA”) with the purchaser.  See Note 6, Sale of Woodlands.  Pursuant to the terms of the FSA, the Company agreed to purchase 200,000 metric tons of softwood timber annually through December 31, 2010. Based on the contract price in effect at December 31, 2006, commitments under the FSA are approximately $6.7 million annually for 2008 through 2010.  Timber purchases under the FSA are at market-based prices subject to semi-annual adjustment. The FSA expires on December 31, 2010 and can be extended for an additional five years at the Company’s discretion.  The FSA can be extended for a subsequent five years upon the mutual agreement of the Company and the Purchaser.

The Company has certain other minimum purchase commitments, none of which are individually material, that extend beyond 2008. Commitments under these contracts are approximately $0.7 million in 2008, $0.6 million in 2009, $0.6 million in 2010, $0.5 million in 2011and $0.3 million in 2012

Although the Company is primarily liable for payments on the above-mentioned leases and purchase commitments, management believes exposure to losses, if any, under these arrangements is not material.

Note 13.  Contingencies and Legal Matters

Litigation

In December 2006, certain retirees of Neenah Canada brought a proposed class action lawsuit (the “Retiree Class Action”) against Neenah Canada, the Company and Kimberly-Clark Inc. alleging the wrongful reduction and/or elimination of certain retiree benefits following Neenah Canada’s transfer of the Terrace Bay pulp and woodlands operations to Terrace Bay Pulp Inc. and Eagle Logging Inc.  The plaintiffs alleged that the Company and Neenah Canada have breached a contract to provide benefits, breached their fiduciary duty to the plaintiffs and have made negligent misrepresentations regarding retiree benefits. The plaintiffs sought unspecified damages for the value of the loss of retiree medical and health benefits (and/or reinstatement of the reduced/eliminated benefits), plus punitive damages in the amount of $5.0 million Canadian dollars.  In the fourth quarter of 2007, Neenah Canada and the plaintiffs reached an agreement to settle the Retiree Class Action.  In return for a full and complete dismissal of all claims for retiree health and medical benefits against Neenah Canada and the Company, Neenah Canada agreed to pay the plaintiffs approximately $5.5 million Canadian dollars for settlement of the Retiree Class Action.  Neenah Canada also agreed to continue certain retiree life insurance benefits at a reduced rate in the future.  The settlement of the Retiree Class Action has been approved by all class members and the court, and the settlement amounts were paid to the putative class in February 2008, resulting in a full and complete dismissal of the Retiree Class Action.  For the year ended December 31, 2007, Neenah Canada recorded a charge related to the litigation settlement of $5.2 million.

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

Indemnifications

For the years ended December 31, 2007 and 2006, the Company did not recognize revenue or cost in its consolidated statement of operations for the pulp manufactured by TBPI at the Terrace Bay mill for sale to Kimberly-Clark.  The Company receives payments from Kimberly-Clark for Kimberly-Clark’s purchases of pulp from TBPI and immediately remits such payments to TBPI.  In general, Kimberly-Clark pays for such pulp purchase in approximately 45 days from receipt of the product.  Due to the lag in payments, at any given time, the Company has approximately equal accounts receivable from Kimberly-Clark and accounts payable to TBPI for such pulp shipments.  As of December 31, 2007, the Company had a receivable from Kimberly-Clark for $17.7 million recorded in Accounts receivable, net, $1.7 million of cash received from Kimberly-Clark that had not been remitted to Buchanan recorded in Cash and cash equivalents and a $19.4 million payable to TBPI recorded in Accounts payable on the consolidated balance sheet.

Pursuant to the Distribution Agreement, the Pulp Supply Agreement, the Employee Matters Agreement and the Tax Sharing Agreement, the Company has agreed to indemnify Kimberly-Clark for certain liabilities or risks related to the Spin-Off. See Note 14, “Transactions with Kimberly-Clark.” Many of the potential indemnification liabilities under these agreements are unknown, remote or highly contingent. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable agreement. For these reasons, the Company is unable to estimate the maximum potential amount of the possible future liability under the indemnity provisions of these agreements. However, the Company accrues for any potentially indemnifiable liability or risk under these agreements for which it believes a future payment is probable and a range of loss can be reasonably estimated. As of December 31, 2007, management believes the Company’s liability under such indemnification obligations was not material to the consolidated financial statements.

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

The Company incurs capital expenditures necessary to meet legal requirements and otherwise relating to the protection of the environment at its facilities in the United States and internationally. For these purposes, the Company has planned capital expenditures for environmental projects during the period 2008 through 2010 of approximately $2 million to $3 million annually.  Following the completion of engineering studies and negotiations with local authorities and other interested parties in Canada, the Company does not anticipate any material capital expenditures would be required at the Pictou mill in the foreseeable future related to the effluent treatment system, total sulfur emissions or other environmental matters until 2009 or later. The Company’s anticipated capital expenditures for environmental projects are not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

Employees and Labor Relations

Hourly employees at the Pictou pulp mill are represented by the Communications, Energy and Paperworkers Union of Canada.  The collective bargaining agreement for the Pictou mill expires on May 31, 2009.

Hourly employees at the Neenah, Appleton, Whiting, Munising, and Urbana paper mills and the Appleton converting center are represented by the United Steelworkers Union (the “USW”). The collective bargaining agreement for the Appleton converting center expires in November 2008.  The collective bargaining agreements for the Whiting, Urbana, Neenah, Munising, and Appleton paper mills expire on January 31, 2009, May 31, 2009, June 30, 2009, July 14, 2009 and May 31, 2010, respectively. Additionally, the Neenah, Whiting and Munising, paper mills have bargained jointly with the union on pension matters. In September 2007, the Company and the union entered into a new agreement governing pension matters that expires in 2019.

Hourly employees at the Ripon paper mill are represented by a local of the Association of Western Pulp and Paper Workers pursuant to a collective bargaining agreement that expires on April 30, 2010. As of December 31, 2007, all hourly employees at the Housatonic mill represented by locals of the USW had been terminated.

Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the “IG BCE”).  The collective bargaining agreement covering union employees of Neenah Germany is negotiated by the IG BCE and a national trade association representing all employers in the industry.  Union membership is voluntary, and under German law does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement that expires in September 2008 cannot be determined.  Negotiations on a new contract have not begun.

Note 14. Transactions with Kimberly-Clark

During all years presented, the Company sold softwood and hardwood pulp to Kimberly-Clark. For the years ended December 31, 2007, 2006 and 2005, net sales revenue for the pulp sold to Kimberly-Clark were $115 million, $163 million and $135 million, respectively.  In connection with the Spin-Off, the Company and Kimberly-Clark entered into the Pulp Supply Agreement as described below.

Pulp Supply Agreement

Pursuant to the terms of the Pulp Supply Agreement, the Company agreed to supply from its Terrace Bay and Pictou pulp mills and Kimberly-Clark agreed to purchase annually specified tonnages of northern bleached softwood and hardwood kraft pulp, except to the extent excused by a Force Majeure Event. The northern bleached softwood kraft pulp commitment is 365,000 metric tons for 2007, 278,000 metric tons for 2008, and 165,000 metric tons for 2009. These tonnages have been and will be supplied to Kimberly-Clark by the Company’s Pictou Pulp mill and, on a pass-through basis, by Terrace Bay which the Company sold to TBPI in August 2006. TBPI has agreed to perform substantially all of the Company’s obligations under the Pulp Supply Agreement and, together with three of its affiliated companies, to indemnify and hold the Company harmless for any claims arising from Terrace Bay’s failure to so perform. See Note 13, “Contingencies and Legal Matters.”  The Pictou mill’s supply commitment to Kimberly-Clark for 2008 represents approximately 65 percent of its total production of northern bleached softwood kraft pulp in 2007.

In June 2007, the Company notified Kimberly-Clark of its intention to terminate its obligation to supply pulp from Terrace Bay under the Pulp Supply Agreement effective June 2008.  Such notice will also result in cancellation of the pass-through sales agreement between the Company and TBPI with respect to Terrace Bay, but does not terminate the Company’s supply arrangements with Kimberly-Clark for pulp manufactured at the Pictou Mill.  See Note 5, “Discontinued Operations.”

The Company’s commitment to supply northern bleached hardwood kraft pulp from the Pictou Mill for 2007 was 20,000 metric tons and is 10,000 metric tons for 2008. The commitments for 2008 represent approximately 40 percent of the Pictou Mill’s production of northern bleached hardwood kraft pulp in 2007.  For the year ended December 31, 2007, the Company fulfilled its supply commitments pursuant to the Pulp Supply Agreement.

Under the Pulp Supply Agreement, the prices for northern bleached softwood kraft pulp and northern bleached hardwood kraft pulp are based on published industry index prices for the pulp (subject to minimum and maximum prices for northern bleached kraft softwood pulp shipped to North America prior to December 31, 2007), less agreed upon discounts. The commitments are structured as supply-or-pay and take-or-pay arrangements. Accordingly, if the Company does not supply the specified minimums, the Company must pay Kimberly-Clark for the shortfall based on the difference between the contract price and any higher price that Kimberly-Clark pays to purchase the pulp, plus 10 percent of that difference. If Kimberly-Clark does not purchase the specified minimums, Kimberly-Clark must pay for the shortfall based on the difference between the contract price and any lower price the Company obtains for the pulp, plus 10 percent of the difference. The Company will incur the cost of freight to delivery points specified in the agreement.

Either party can elect a two-year phase-down period for the agreement, to begin no earlier than January 1, 2009, under which the commitments for northern bleached softwood kraft pulp in the first and second years of the phase-down period would be 165,000 and 101,000 metric tons, respectively. Either the Company or Kimberly-Clark may terminate the pulp supply agreement for certain events specified in the agreement, including a material breach of the agreement by the other party that is not cured after 30 days’ notice, insolvency or bankruptcy of the other party, or a fundamental change in the nature of the business of the other party that may substantially affect its ability to sell or to purchase or utilize pulp under the agreement. In addition, Kimberly-Clark may terminate the agreement if the ownership or control of the Company or any of its pulp production facilities becomes vested in or is made subject to the control or direction of, any direct competitor of Kimberly-Clark or any governmental or regulatory authority or any other third party, who in Kimberly-Clark’s reasonable judgment may not be able to reliably perform the Company’s obligations under the agreement. Kimberly-Clark may also terminate the agreement upon one year’s notice if, as a result of the Company’s forestry activities, continued use of the Company’s pulp by Kimberly-Clark does or, in Kimberly-Clark’s reasonable judgment is likely to, result in a substantial loss of sales of Kimberly-Clark’s products or to otherwise materially and adversely affect the reputation of Kimberly-Clark or its products. Kimberly-Clark may also terminate the agreement upon 180 days notice that the Company’s failure to comply with United States customs requirements jeopardizes Kimberly-Clark customs certification.

The description above is a summary of the principal provisions of the Pulp Supply Agreement and is qualified in its entirety by the Amended and Restated Pulp Supply Agreement dated August 29, 2006.

Other Agreements with Kimberly-Clark

The Company also entered into a (i) Distribution Agreement, (ii) Employee Matters Agreement, (iii) Corporate Services Agreement and (iv) Tax Sharing Agreement with Kimberly-Clark in connection with the Spin-Off.  These agreements provided for, among other things, (i) the principal corporate transactions required to effect the separation of the Pulp and Paper Business from Kimberly-Clark, cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of the Pulp and Paper Business with the Company and financial responsibility for the obligations and liabilities of Kimberly-Clark’s retained businesses with Kimberly-Clark, (ii) employee liability transfers to the Company and retention of certain employment liabilities by Kimberly-Clark, (iii) various transitional corporate support services and (iv) the Company’s and Kimberly-Clark’s respective rights, responsibilities and obligations after the Spin-Off with respect to taxes attributable to the Company’s business, as well as any taxes incurred by Kimberly-Clark as a result of the failure of the Spin-Off to qualify for tax-free treatment under Section 355 of the Code.

The descriptions above are summaries of the principal provisions of the various agreements and are qualified in their entirety by the respective agreements.

Note 15. Business Segment and Geographic Information

The Company reports its operations in three segments: Fine Paper, Technical Products and Pulp. The Fine Paper business is a leading producer of premium writing, text, cover and specialty papers. The Technical Products business is a leading producer of filtration media, durable, saturated and coated substrates for a variety of end uses; and nonwoven wall coverings. The Pulp business consists of a mill and related timberlands, which produces northern bleached softwood and hardwood kraft pulp. Each segment requires different technologies and marketing strategies. Disclosure of segment information is on the same basis that management uses internally for evaluating segment performance and allocating resources.  Transactions between segments are executed at market prices and such transactions are eliminated in consolidation.

The costs of shared services, and other administrative functions managed on a common basis, are allocated to the segments based on usage, where possible, or other factors based on the nature of the activity. The accounting policies of the reportable operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.”

Business Segments

	Year Ended December 31,
	2007	2006	2005
Net sales
Fine Paper	$366.5	$223.9	$222.3
Technical Products	400.8	183.1	130.6
Pulp	223.5	189.3	183.8
Intersegment sales	(0.3)	(2.0)	(2.0)
Consolidated	$990.5	$594.3	$534.7

	Year Ended December 31,
	2007	2006	2005
Operating income
Fine Paper	$46.6	$56.2	$58.4
Technical Products	24.7	9.2	10.5
Pulp (a) (b)	9.2	115.8	(9.0)
Unallocated corporate costs	(13.6)	(12.8)	(6.5)
Consolidated	$66.9	$168.4	$53.4

(a)          For the years ended December 31, 2007 and 2006, operating income for the pulp business includes amortization of the deferred gain on sale of woodlands of $6.2 million and $2.9 million, respectively.

(b)         For the years ended December 31, 2006, operating income for the pulp business includes a $122.6 million gain on sale of woodlands.

	Year Ended December 31,
	2007	2006	2005
Depreciation and amortization
Fine Paper	$11.3	$9.5	$9.5
Technical Products	17.2	6.2	4.0
Pulp	10.7	10.0	13.5
Corporate	6.1	4.5	2.0
Total	45.3	30.2	29.0
Less: Discontinued operations	—	—	3.4
Total Continuing Operations	$45.3	$30.2	$25.6

	Year Ended December 31,
	2007	2006	2005
Capital expenditures
Fine Paper	$9.5	$4.8	$5.5
Technical Products	39.5	6.7	2.4
Pulp	5.4	6.7	9.8
Corporate	3.9	6.9	8.0
Total	58.3	25.1	25.7
Less: Discontinued operations	—	—	4.2
Total Continuing Operations	$58.3	$25.1	$21.5

	December 31,
	2007	2006
Total Assets
Fine Paper	$209.8	$111.0
Technical Products	467.9	394.1
Pulp	223.0	202.6
Unallocated corporate and intersegment items	32.1	37.0
Total	$932.8	$744.7

Geographic Information

	Year Ended December 31,
	2007	2006	2005
Net sales
United States	$502.9	$357.3	$352.9
Canada	223.5	189.3	183.8
Europe	264.4	49.7	—
Intergeographic items	(0.3)	(2.0)	(2.0)
Consolidated	$990.5	$594.3	$534.7

	December 31,
	2007	2006
Total Assets
United States	$332.5	$223.5
Canada	201.6	180.8
Europe	398.7	340.4
Total	$932.8	$744.7

Net sales are attributed to geographic areas based on the physical location of the entities. Segment identifiable assets are those that are directly used in the segments operations. Corporate assets are primarily cash, prepaid pension costs and deferred financing costs.

Concentrations

For the years ended December 31, 2007, 2006 and 2005, the Company had pulp sales to Kimberly-Clark of $115 million, $163 million and $135 million, respectively. For the years ended December 31, 2007, 2006 and 2005, sales to the fine paper business’s two largest customers (both of which are distributors) represented approximately 30 percent, 30 percent and 35 percent, respectively, of its total sales. For the periods presented, no other single customer accounted for more than 10 percent of the consolidated revenue of the Company. Except for wood chips used by the Pictou mill and certain specialty latex grades and specialty softwood pulp used by Technical Products, management is not aware of any significant concentration of business transacted with a particular supplier that could, if suddenly eliminated, have a material adverse affect on its operations. For the year ended December 31, 2007, two suppliers provided over 60 percent of the wood chips used by the Pictou mill. While management believes that alternative sources of critical supplies, such as wood chips, would be available, disruption of its primary sources could create a temporary, adverse effect on product shipments. An interruption in supply of a latex specialty grade or of specialty softwood pulp could disrupt and eventually cause a shutdown of production of certain technical products.

Note 16. Supplemental Data

Supplemental Statement of Operations Data

	Year Ended December 31,
	2007	2006	2005
Summary of Advertising and Research Expenses
Advertising expense	$10.3	$6.3	$7.9
Research expense	6.4	3.5	2.2

	Year Ended December 31,
	2007	2006	2005
Summary of Other (Income) Expense - net
Foreign currency (gains) losses	$2.3	$—	$(4.6)
Gains on derivative financial instruments	(6.7)	(7.6)	(2.0)
Cost of litigation settlement (Note 13)	5.2	—	—
Terrace Bay employee benefits	(3.5)	—	—
Other income - net	(2.8)	(0.2)	(0.2)
Total	$(5.5)	$(7.8)	$(6.8)

Supplemental Balance Sheet Data

	December 31,
	2007	2006
Summary of Accounts Receivable— net
Accounts Receivable:
From customers	$135.1	$105.2
Other	12.4	11.7
Less allowance for doubtful accounts and sales discounts	(2.1)	(4.4)
Total	$145.4	$112.5

	December 31,
	2007	2006
Summary of Inventories
Inventories by Major Class:
Raw materials	$26.2	$24.2
Work in progress	18.1	11.1
Finished goods	70.2	44.5
Supplies and other	5.7	3.4
	120.2	83.2
Excess of FIFO over LIFO cost	(9.6)	(8.3)
Total	$110.6	$74.9

	December 31,
	2007	2006
Summary of Prepaid and Other Current Assets
Indemnification from FiberMark for German taxes	$5.1	$5.4
Receivable from FiberMark for German taxes	4.6	4.9
Spare parts	10.0	7.2
Prepaid pension costs (Note 9)	—	6.3
Prepaid and other current assets	6.9	4.1
Prepaid income taxes	0.6	3.3
Assets held for sale (Note 4)	2.2	—
Cash flow hedges (Note 3)	0.5	0.7
Total	$29.9	$31.9

	December 31,
	2007	2006
Summary of Property, Plant and Equipment — Net
Land and land improvements	$13.0	$2.7
Buildings	159.7	124.9
Machinery and equipment	714.6	595.7
Roads	16.8	14.5
Timberlands	9.8	8.4
Construction in progress	11.2	21.9
	925.1	768.1
Less accumulated depreciation and depletion	492.8	412.5
Net Property, Plant and Equipment	$432.3	$355.6

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $41.6 million, $28.0 million and $27.0 million, respectively. Interest expense capitalized as part of the costs of capital projects was $0.5 million, $0.3 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

	December 31,
	2007	2006
Summary of Accrued Expenses
Accrued salaries and employee benefits	$34.2	$26.6
Accrued income taxes	13.7	10.2
Accrued interest	2.1	2.1
Accrued restructuring costs (Note 3)	5.3	—
Deferred revenue	0.1	5.8
Other	16.7	8.8
Total	$72.1	$53.5

	December 31,
	2007	2006
Summary of Noncurrent Employee Benefits and Other Obligations
Pension benefits	$64.2	$72.6
Post-employment benefits other than pensions	45.7	36.6
Other	13.4	3.0
Total	$123.3	$112.2

Supplemental Cash Flow Data

	Year Ended December 31,
	2007	2006	2005
Net cash provided by (used in) changes in working capital, net of effects of acquisitions
Accounts receivable	$(14.3)	$3.0	$13.3
Inventories	(1.1)	24.7	(7.6)
Prepaid and other current assets	(3.3)	(0.8)	(6.9)
Accounts payable	2.8	8.0	(10.1)
Accrued expenses	7.2	0.7	(0.2)
Foreign currency effects on working capital	8.7	4.2	1.4
Total	$—	$39.8	$(10.1)

	Year Ended December 31,
	2007	2006	2005
Cash paid during period for interest, net of interest expense capitalized	$23.7	$17.1	$15.8
Cash paid during period for income taxes, net of refunds	6.2	4.1	6.6
Non-cash transfers (to) from Kimberly-Clark (Note 7)	—	—	0.7
Non-cash investing activities:
Liability for equipment acquired	3.2	(4.2)	(1.7)

Note 17. Condensed Consolidating Financial Information

Neenah Paper Company of Canada, Neenah Paper Michigan, Inc. and Neenah Paper Sales, Inc. (the “Guarantor Subsidiaries”) guarantee the Company’s Senior Notes. The Guarantor Subsidiaries are 100 percent owned by the Company and all guarantees are full and unconditional. At December 31, 2006, Neenah Paper Sales, Inc. was merged into Neenah Paper, Inc. (the parent company and issuer of the Senior Notes).  The following condensed consolidating financial information is presented in lieu of consolidated financial statements for the Guarantor Subsidiaries as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2007

	Neenah Paper, Inc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$222.8	$503.7	$264.3	$(0.3)	$990.5
Cost of products sold	157.0	468.6	227.6	(0.3)	852.9
Gross profit	65.8	35.1	36.7	—	137.6
Selling, general and administrative expenses	42.0	25.0	15.4	—	82.4
Gain on sale of woodlands	—	(6.2)	—	—	(6.2)
Other income - net	(0.1)	(4.8)	(0.6)	—	(5.5)
Operating income	23.9	21.1	21.9	—	66.9
Equity in earnings of subsidiaries	(9.2)	—	—	9.2	—
Interest expense-net	22.6	2.5	—	—	25.1
Income from continuing operations before income taxes	10.5	18.6	21.9	(9.2)	41.8
Provision for income taxes	0.3	7.6	(4.0)	—	3.9
Income from continuing operations	10.2	11.0	25.9	(9.2)	37.9
Loss from discontinued operations	—	(27.7)	—	—	(27.7)
Net income	$10.2	$(16.7)	$25.9	$(9.2)	$10.2

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2006

	Neenah Paper, Inc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$223.9	$322.7	$49.7	$(2.0)	$594.3
Cost of products sold	146.0	313.0	45.3	(2.0)	502.3
Gross profit	77.9	9.7	4.4	—	92.0
Selling, general and administrative expenses	34.6	19.7	2.6	—	56.9
Gain on sale of woodlands	—	(125.5)	—	—	(125.5)
Other income - net	(0.1)	(7.6)	(0.1)	—	(7.8)
Operating income	43.4	123.1	1.9	—	168.4
Equity in earnings of subsidiaries	(44.6)	—	—	44.6	—
Interest expense-net	14.9	1.6	—	—	16.5
Income from continuing operations before income taxes	73.1	121.5	1.9	(44.6)	151.9
Provision for income taxes	10.6	46.0	(0.1)	—	56.5
Income from continuing operations	62.5	75.5	2.0	(44.6)	95.4
Loss from discontinued operations	—	(32.9)	—	—	(32.9)
Net income	$62.5	$42.6	$2.0	$(44.6)	$62.5

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2005

	Neenah Paper, Inc	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$78.7	$584.0	$(128.0)	$534.7
Cost of products sold	69.3	497.4	(128.0)	438.7
Gross profit	9.4	86.6	—	96.0
Selling, general and administrative expenses	5.8	43.6	—	49.4
Other income - net	(0.2)	(6.6)	—	(6.8)
Operating income	3.8	49.6	—	53.4
Equity in earnings of subsidiaries	21.1	—	(21.1)	—
Interest expense-net	18.1	0.1	—	18.2
Income from continuing operations before income taxes	(35.4)	49.5	21.1	35.2
Provision for income taxes	(5.7)	18.6	—	12.9
Income from continuing operations	(29.7)	30.9	21.1	22.3
Loss from discontinued operations	—	(52.0)	—	(52.0)
Net loss	$(29.7)	$(21.1)	$21.1	$(29.7)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2007

	Neenah Paper, Inc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$(0.9)	$2.8	$0.5	$—	$2.4
Accounts receivable - net	31.8	71.0	42.6	—	145.4
Inventories	21.7	56.7	32.2	—	110.6
Deferred income taxes	0.5	1.3	0.1	—	1.9
Intercompany amounts receivable	44.6	16.9	—	(61.5)	—
Prepaid and other current assets	13.4	14.1	2.4	—	29.9
Total current assets	111.1	162.8	77.8	(61.5)	290.2
Property, plant and equipment at cost	253.8	472.1	199.2	—	925.1
Less accumulated depreciation	157.5	319.7	15.6	—	492.8
Property, plant and equipment — net	96.3	152.4	183.6	—	432.3
Investments in subsidiaries	467.5	—	—	(467.5)	—
Deferred Income Taxes	(1.4)	56.8	—	—	55.4
Goodwill	—	—	106.6	—	106.6
Intangible assets	—	2.8	30.8	—	33.6
Other Assets	8.5	4.7	1.5	—	14.7
TOTAL ASSETS	$682.0	$379.5	$400.3	$(529.0)	$932.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$7.7	$—	$3.2	$—	$10.9
Accounts payable	15.0	46.0	25.9	—	86.9
Intercompany amounts payable	16.9	44.6	—	(61.5)	—
Accrued expenses	23.9	34.5	13.7	—	72.1
Total current liabilities	63.5	125.1	42.8	(61.5)	169.9
Long-term Debt	306.5	—	14.7	—	321.2
Deferred Income Taxes	—	—	30.4	—	30.4
Noncurrent Employee Benefits and Other Obligations	24.0	64.0	35.3	—	123.3
TOTAL LIABILITIES	394.0	189.1	123.2	(61.5)	644.8
STOCKHOLDERS’ EQUITY	288.0	190.4	277.1	(467.5)	288.0
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$682.0	$379.5	$400.3	$(529.0)	$932.8

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2006

	Neenah Paper, Inc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$0.1	$0.5	$1.0	$—	$1.6
Accounts receivable - net	18.2	61.6	32.7	—	112.5
Inventories	17.0	30.2	27.7	—	74.9
Deferred income taxes	0.6	0.9	—	—	1.5
Intercompany amounts receivable	33.6	—	—	(33.6)	—
Prepaid and other current assets	7.3	12.2	12.4	—	31.9
Total current assets	76.8	105.4	73.8	(33.6)	222.4
Property, plant and equipment at cost	244.2	376.7	147.2	—	768.1
Less accumulated depreciation	145.0	264.9	2.6	—	412.5
Property, plant and equipment — net	99.2	111.8	144.6	—	355.6
Investments in subsidiaries	341.8	—	—	(341.8)	—
Deferred Income Taxes	(3.7)	36.4	—	—	32.7
Goodwill	—	—	92.0	—	92.0
Intangible assets	—	—	29.5	—	29.5
Other Assets	9.3	2.7	0.5	—	12.5
TOTAL ASSETS	$523.4	$256.3	$340.4	$(375.4)	$744.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$1.3	$—	$—	$—	$1.3
Accounts payable	13.7	37.3	23.7	—	74.7
Intercompany amounts payable	—	33.6	—	(33.6)	—
Accrued expenses	14.6	24.4	14.5	—	53.5
Total current liabilities	29.6	95.3	38.2	(33.6)	129.5
Long-term Debt	282.3	—	—	—	282.3
Deferred Income Taxes	—	—	35.8	—	35.8
Noncurrent Employee Benefits and Other Obligations	26.6	51.0	34.6	—	112.2
TOTAL LIABILITIES	338.5	146.3	108.6	(33.6)	559.8
STOCKHOLDERS’ EQUITY	184.9	110.0	231.8	(341.8)	184.9
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$523.4	$256.3	$340.4	$(375.4)	$744.7

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2007

	Neenah Paper, Inc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income (loss)	$10.2	$(16.7)	$25.9	$(9.2)	10.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	15.1	16.2	14.0	—	45.3
Stock-based compensation	5.8	0.3	0.3	—	6.4
Deferred income tax provision	(3.9)	(12.8)	(10.1)	—	(26.8)
Gain on sale of woodlands	—	(6.2)	—	—	(6.2)
(Gain) loss on other asset dispositions	0.2	(1.0)	—	—	(0.8)
Net cash provided by (used in) changes in operating working capital, net of effects of acquisition	1.6	0.3	(1.9)	—	—
Excess tax benefit from stock-based compensation	(0.5)	—	—	—	(0.5)
Equity in earnings of subsidiaries	(9.2)	—	—	9.2	—
Pension and other post-employment benefits	2.9	(0.8)	2.0	—	4.1
Loss on curtailment and settlement of pension plan	—	38.7	—	—	38.7
Other	0.6	(0.1)	(1.4)	—	(0.9)
NET CASH PROVIDED BY OPERATING ACTIVITIES	22.8	17.9	28.8	—	69.5
INVESTING ACTIVITIES
Capital expenditures	(12.9)	(10.0)	(35.4)	—	(58.3)
Acquisition of Fox River, net of cash acquired	(54.7)	—	—	—	(54.7)
Net proceeds from sale of woodlands	—	—	—	—	—
Acquisition of Neenah Germany, net of cash acquired	(1.5)	—	—	—	(1.5)
Other	0.1	0.5	0.5	—	1.1
NET CASH USED IN INVESTING ACTIVITIES	(69.0)	(9.5)	(34.9)	—	(113.4)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	64.7	—	13.4	—	78.1
Debt issuance costs	(1.1)	—	—	—	(1.1)
Repayments of long-term debt	(34.1)	—	—	—	(34.1)
Short-term borrowings	—	—	8.0	—	8.0
Repayments of short-term borrowings	—	—	(5.0)	—	(5.0)
Cash dividends paid	(6.0)	—	—	—	(6.0)
Proceeds from exercise of stock options	3.7	—	—	—	3.7
Excess tax benefit from stock-based compensation	0.5	—	—	—	0.5
Other	(0.3)	—	—	—	(0.3)
Intercompany transfers - net	17.8	(6.4)	(11.4)	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	45.2	(6.4)	5.0	—	43.8
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	0.3	0.6	—	0.9
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1.0)	2.3	(0.5)	—	0.8
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	0.1	0.5	1.0	—	1.6
CASH AND CASH EQUIVALENTS, END OF YEAR	$(0.9)	$2.8	$0.5	$—	$2.4

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2006

	Neenah Paper, Inc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income	$62.5	$42.6	$2.0	$(44.6)	62.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14.0	13.3	2.9	—	30.2
Stock-based compensation	5.5	0.3	—	—	5.8
Loss on disposal of Terrace Bay (Note 5)	—	6.5	—	—	6.5
Loss on curtailment and partial settlement of pension plan	—	26.4	—	—	26.4
Deferred income tax provision	(6.9)	37.4	(0.5)	—	30.0
Gain on sale of woodlands	—	(125.5)	—	—	(125.5)
(Gain) loss on other asset dispositions	(0.1)	0.7	0.2	—	0.8
Net cash provided by (used in) changes in operating working capital, net of effects of acquisition	0.6	38.1	1.1	—	39.8
Equity in earnings of subsidiaries	(44.6)	—	—	44.6	—
Contribution to settle pension liabilities	—	(10.8)	—	—	(10.8)
Pension and other post-employment benefits	4.7	(4.2)	(0.2)	—	0.3
Other	(1.0)	0.7	0.1	—	(0.2)
NET CASH PROVIDED BY OPERATING ACTIVITIES	34.7	25.5	5.6	—	65.8
INVESTING ACTIVITIES
Capital expenditures	(11.7)	(7.6)	(5.8)	—	(25.1)
Net proceeds from sale of woodlands	—	134.8	—	—	134.8
Payment for transfer of Terrace Bay	—	(18.6)	—	—	(18.6)
Acquisition of Neenah German, net of cash acquired	(218.6)	—	—	—	(218.6)
Other	0.4	(0.8)	0.2	—	(0.2)
NET CASH USED IN INVESTING ACTIVITIES	(229.9)	107.8	(5.6)	—	(127.7)
FINANCING ACTIVITIES
Repayments of long-term debt	84.3	—	—	—	84.3
Debt issuance costs	(0.7)	—	—	—	(0.7)
Repayments of long-term debt	(28.2)	—	—	—	(28.2)
Short-term borrowings	0.6	—	—	—	0.6
Repayments of short-term borrowings	(0.6)	—	—	—	(0.6)
Cash dividends paid	(5.9)	—	—	—	(5.9)
Proceeds from exercise of stock options	1.3	—	—	—	1.3
Intercompany transfers - net	132.5	(133.4)	0.9	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	183.3	(133.4)	0.9	—	50.8
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	0.1	—	0.1
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11.9)	(0.1)	1.0	—	(11.0)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12.0	0.6	—	—	12.6
CASH AND CASH EQUIVALENTS, END OF YEAR	$0.1	$0.5	$1.0	$—	$1.6

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2005

	Neenah Paper, Inc	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net loss	$(29.7)	$(21.1)	$21.1	$(29.7)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization	12.5	16.5	—	29.0
Stock-based compensation	0.8	—	—	0.8
Asset impairment loss	—	54.5	—	54.5
Deferred income tax benefit	(2.5)	(17.6)	—	(20.1)
Loss on other asset dispositions	0.1	0.4	—	0.5
Net cash provided by (used in) changes in operating working capital	(36.7)	26.6	—	(10.1)
Equity in earnings of subsidiaries	21.1	—	(21.1)	—
Pension and other post-employment benefits	2.5	(5.2)	—	(2.7)
Other	0.2	0.4	—	0.6
NET CASH PROVIDED BY OPERATING ACTIVITIES	(31.7)	54.5	—	22.8
INVESTING ACTIVITIES
Capital expenditures	(8.4)	(17.3)	—	(25.7)
Other	(0.3)	0.2	—	(0.1)
NET CASH USED IN INVESTING ACTIVITIES	(8.7)	(17.1)	—	(25.8)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	3.4	—	—	3.4
Repayments of long-term debt	(1.1)	—	—	(1.1)
Short-term borrowings	2.5	—	—	2.5
Repayments of short-term borrowings	(2.5)	—	—	(2.5)
Cash dividends paid	(5.9)	—	—	(5.9)
Other	42.1	(42.1)	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	38.5	(42.1)	—	(3.6)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	0.1	—	0.1
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1.9)	(4.6)	—	(6.5)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13.9	5.2	—	19.1
CASH AND CASH EQUIVALENTS, END OF YEAR	$12.0	$0.6	$—	$12.6

 Note 18. Unaudited Quarterly Data

	2007 Quarters
	First (a)	Second	Third	Fourth	Year
Net Sales	$224.7	$258.1	$251.9	$255.8	$990.5
Gross Profit	43.5	30.7	32.7	30.7	137.6
Operating Income	27.6	11.4	16.3	11.6	66.9
Income From Continuing Operations	15.2	3.3	16.5	2.9	37.9
Earnings Per Common Share From Continuing Operations:
Basic	$1.03	$0.22	$1.10	$0.19	$2.55
Diluted	$1.01	$0.22	$1.08	$0.19	$2.50

	2006 Quarters
	First	Second (b)	Third	Fourth (c)	Year
Net Sales	$132.9	$142.8	$141.4	$177.2	$594.3
Gross Profit	23.5	26.1	20.0	22.4	92.0
Operating Income	10.0	138.9	10.5	9.0	168.4
Income From Continuing Operations	3.4	84.2	4.6	3.2	95.4
Earnings Per Common Share From Continuing Operations:
Basic	$0.23	$5.71	$0.31	$0.22	$6.47
Diluted	$0.23	$5.68	$0.31	$0.21	$6.43

(a)          Includes the results of Fox River beginning March 1, 2007.

(b)         Operating income for the second quarter of 2006 includes $122.6 million for the gain on sale of woodlands.

(c)          Includes the results of Neenah Germany beginning October 11, 2006.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2007, 2006 and 2005

(In millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-offs and Reclassifications		Balance at End of Period
December 31, 2007
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$3.6	$0.1	$—	$(2.6	)(a)	$1.1
Allowances for sales discounts	0.8	0.2	—	—		1.0
December 31, 2006
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$3.0	$0.1	$—	$0.5	(b)	$3.6
Allowances for sales discounts	0.6	0.2	—	—		0.8
December 31, 2005
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$3.7	$(0.5)	$(0.1)	$(0.1	)(a)	$3.0
Allowances for sales discounts	0.6	—	—	—		0.6

(a)          Principally uncollectible receivables written off

(b)         Incremental reserve related to Neenah Germany