Form 10-Q
period 2008-03-31
Neenah Paper Inc
filed 2008-05-08
CIK 1296435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☐    No ☒

As of April 30, 2008, there were 14,589,905 shares of the Company’s common stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net sales	$205.6	$172.7
Cost of products sold	171.4	137.2
Gross profit	34.2	35.5
Selling, general and administrative expenses	21.2	17.1
Other income - net	(4.9)	(1.0)
Operating income	17.9	19.4
Interest expense - net	6.2	6.0
Income from continuing operations before income taxes	11.7	13.4
Provision for income taxes	3.2	3.3
Income from continuing operations	8.5	10.1
Income (loss) from discontinued operations	(81.4)	4.6
Net income (loss)	$(72.9)	$14.7

Earnings (Loss) Per Common Share
Basic
Continuing operations	$0.58	$0.68
Discontinued operations	(5.52)	0.31
	$(4.94)	$0.99
Diluted
Continuing operations	$0.57	$0.67
Discontinued operations	(5.46)	0.31
	$(4.89)	$0.98

Weighted Average Common Shares Outstanding (in thousands)
Basic	14,765	14,790
Diluted	14,912	15,005

Cash Dividends Declared Per Share of Common Stock	$0.10	$0.10

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$1.5	$2.4
Accounts receivable (less allowances of $2.2 and $2.1 million)	129.1	145.4
Inventories	94.3	110.6
Other receivables	10.4	9.7
Income taxes receivable	19.0	0.6
Deferred income taxes (Note 5)	71.1	1.9
Prepaid and other current assets (Note 4)	22.3	19.6
Assets held for sale—discontinued operations	64.4	—
Total Current Assets	412.1	290.2

Property, plant and equipment, at cost	583.0	925.1
Less accumulated depreciation	242.3	492.8
Property, plant and equipment—net	340.7	432.3
Deferred Income Taxes	14.9	55.4
Goodwill	115.1	106.6
Intangible Assets—net	35.6	33.6
Other Assets	9.7	14.7
TOTAL ASSETS	$928.1	$932.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$16.8	$10.9
Accounts payable	75.1	86.9
Accrued salaries and employee benefits	19.1	34.2
Accrued income taxes	15.7	13.7
Accrued expenses	23.5	24.2
Liabilities related to discontinued operations	86.3	—
Total Current Liabilities	236.5	169.9
Long-term Debt	343.4	321.2
Deferred Income Taxes	32.5	30.4
Noncurrent Employee Benefits	82.7	109.9
Other Noncurrent Obligations	12.4	13.4
TOTAL LIABILITIES	707.5	644.8
Commitments and Contingencies (Note 13)
TOTAL STOCKHOLDERS’ EQUITY	220.6	288.0
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$928.1	$932.8

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$(72.9)	$14.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11.6	11.0
Stock-based compensation	1.3	1.7
Deferred income tax benefit	(29.9)	(0.8)
Gain on curtailment of post employment benefit plan	(4.3)	—
Gain on sale of woodlands	—	(1.4)
Asset impairment loss (Note 5)	90.5	—
Estimated loss on disposal of the Pictou Mill (Note 5)	39.5	—
Gain on asset dispositions	(0.1)	(0.3)
Net cash used in changes in operating working capital, net of effects of acquisition	(37.5)	(23.6)
Pension and other post-employment benefits	(7.8)	(0.8)
Other	(0.8)	(0.1)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(10.4)	0.4
INVESTING ACTIVITIES
Capital expenditures	(7.1)	(6.2)
Increase in restricted cash	—	(10.1)
Acquisition cost of Fox River, net of cash acquired	—	(55.1)
Acquisition cost of Neenah Germany	—	(1.5)
Other	1.0	(0.4)
NET CASH USED IN INVESTING ACTIVITIES	(6.1)	(73.3)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	21.1	73.3
Debt issuance costs	—	(0.1)
Repayments of long-term debt	—	(0.4)
Short-term borrowings	5.6	3.4
Share purchases (Note 12)	(9.6)	—
Cash dividends paid	(1.5)	(1.5)
Other	—	(0.1)
NET CASH PROVIDED BY FINANCING ACTIVITIES	15.6	74.6
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	0.2
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(0.9)	1.9
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2.4	1.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1.5	$3.5

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest expense capitalized	$1.6	$1.5
Cash paid during period for income taxes	$0.3	$0.1
Non-cash investing activities:
Liability for equipment acquired	$2.0	$6.2

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

The fine paper business is a leading producer of premium writing, text, cover and specialty papers used in corporate identity packages, corporate annual reports, invitations, personal stationery and high-end packaging for point of sale advertising. The technical products business is a leading producer of transportation and other filter media, durable, saturated and coated substrates for a variety of end uses; and nonwoven wall coverings. The pulp business primarily produces northern bleached softwood kraft pulp used by paper mills to manufacturer tissue and printing and writing papers.  At the time of the Spin-Off, the pulp business consisted of pulp mills in Terrace Bay, Ontario and Pictou, Nova Scotia and the related woodlands (including 1,000,000 acres in Nova Scotia).

In June 2006, the Company’s wholly owned subsidiary, Neenah Paper Company of Canada (“Neenah Canada”) sold approximately 500,000 acres of woodlands in Nova Scotia for proceeds of $139.1 million (proceeds net of transaction costs were $134.8 million). The woodlands sale agreement included a fiber supply agreement to secure a source of fiber for the Company’s Pictou pulp mill. See Note 5, “Discontinued Operations—Sale of Woodlands.”

In August 2006, Neenah Canada transferred the Terrace Bay, Ontario pulp mill and related woodlands operations (“Terrace Bay”) to certain affiliates of Buchanan Forest Products Ltd. (“Buchanan”). Buchanan acquired substantially all of the assets of Terrace Bay and assumed responsibility for substantially all of the liabilities related to its future operation.  The results of operations of Terrace Bay are reported as discontinued operations on the condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007.  See Note 5, “Discontinued Operations—Transfer of Terrace Bay.”

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

In February 2008, the Company committed to a plan to sell the Pictou mill (the “Pictou Mill”) and approximately 500,000 acres of woodland assets in Nova Scotia (the “Woodlands”).  Management believes it is probable that the sale of the Pictou Mill and the Woodlands will occur in two separate transactions and that both transactions will be completed within 12 months.  As of March 31, 2008, the assets and liabilities of the Pictou Mill and the Woodlands are reported as assets held for sale—discontinued operations and liabilities related to discontinued operations, respectively, on the condensed consolidated balance sheet.  For the three months ended March 31, 2008, the results of operations of the Pictou Mill and the Woodlands and the estimated loss on disposal of the Pictou Mill are reported as discontinued operations in the condensed consolidated statements of operations. The consolidated results of operations for all prior periods have been restated to reflect the results of operations of the Pictou Mill and the Woodlands as discontinued operations.  See Note 5, “Discontinued Operations—Sale of the Pictou Mill and the Woodlands.”

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

These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K.  The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

The condensed consolidated interim financial statements of Neenah and its subsidiaries included herein are unaudited, except for the December 31, 2007 condensed consolidated balance sheet, which was derived from audited financial statements.  The condensed consolidated financial statements include the financial statements of the Company, and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Earnings per Share

Basic earnings per share (“EPS”) was computed by dividing net income by the weighted-average number of shares of common stock outstanding during the three months ended March 31, 2008 and 2007.  Diluted EPS was calculated to give effect to all potentially dilutive common shares using the “Treasury Stock” method. Outstanding stock options, restricted shares, restricted stock units and restricted stock units with performance conditions represent the only potentially dilutive effects on the Company’s weighted-average shares.  For the three months ended March 31, 2008 and 2007, approximately 1,290,000 and 390,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares because their inclusion would be antidilutive.

The following table presents the computation of basic and diluted shares of common stock used in the computation of EPS (amounts in thousands):

	Three Months Ended March 31,
	2008	2007
Weighted-average basic shares outstanding	14,765	14,790
Add: Assumed incremental shares under stock compensation plans	147	215

Assuming dilution	14,912	15,005

Note 2.  Accounting Standard Changes

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurements.

The definition of fair value in SFAS 157 retains the exchange price notion in earlier definitions of fair value and emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not have any assets or liabilities measured at fair value that require disclosure under SFAS 157.  Pursuant to FSP 157-2, the Company will provide the disclosures required by SFAS 157 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis beginning January 1, 2009.

On January 1, 2008, the Company adopted  Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115  (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.  The Company’s adoption of SFAS 159 did not effect its financial position, results of operations or cash flows because the Company did not elect any new fair value measurements of financial assets or financial liabilities.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires:

•        The ownership interests in subsidiaries held by parties other than the parent be clearly identified in the consolidated statement of financial position;

•        The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income;

•        Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently;

•        When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and

•        Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company will apply the provisions of SFAS 160 as of January 1, 2009.  As of March 31, 2008, the Company did not have any material noncontrolling interests.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This Statement amends and expands the disclosure requirements of SFAS133. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company will apply the disclosure provisions of SFAS 161 as of January 1, 2009.

In April 2008, the FASB issued FASB Staff Position No 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  The Company is reviewing FSP 142-3 and is unable to estimate the impact on its financial position, results of operations or cash flows.

Note 3.  Comprehensive Income

Comprehensive income includes, in addition to net income, gains and losses recorded directly into a separate section of stockholders’ equity on the condensed consolidated balance sheet. These gains and losses are referred to as other comprehensive income items. Accumulated other comprehensive income consists of foreign currency translation gains and (losses), deferred gains and (losses) on cash flow hedges, and adjustments related to pensions and other post-employment benefits. Income taxes are not provided for foreign currency translation adjustments because they relate to indefinite investments in Neenah Germany. The Company also does not provide income taxes for foreign currency translation adjustments for its Canadian pulp operations.  For the three months ended March 31, 2008, the Company did not record the deferred tax consequences that may result if funds are repatriated upon the expected disposal of the Woodlands because a reasonable estimate of the impact could not be made. As of March 31, 2008 and December 31, 2007, accumulated other comprehensive income was $113.9 million and $98.5 million, respectively.

The following table presents the components of comprehensive income (loss):

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$(72.9)	$14.7
Other comprehensive income:
Foreign currency translation gains	18.0	3.8
Adjustments to pension and other benefit liabilities	(2.3)	0.4
Recognized gains on cash flow hedges	(0.3)	(0.2)
Other comprehensive income	15.4	4.0

Comprehensive income (loss)	$(57.5)	$18.7

Note 4.   Acquisitions

In March 2007, the Company acquired the stock of Fox River for $54.7 million in cash (net of cash acquired). Included in the cost of the acquisition were amounts for the repayment of debt, the payment of deferred employee compensation obligations of the acquired companies and fees and expenses directly related to the acquisition. The transaction was financed from available cash and debt drawn against the Company’s existing revolving credit facility. The Fox River assets consisted of four U.S. paper mills and various related assets, producing premium fine papers with well-known brands including STARWHITE®, SUNDANCE®, ESSE® and OXFORD®. The results of Fox River are reported as part of the Company’s Fine Paper segment and have been included in the Company’s consolidated financial results since the acquisition date.

In May 2007, the Company closed the former Fox River fine paper mill located in Housatonic, Massachusetts (“Housatonic”). In June 2007, the Company announced plans to permanently close the former Fox River fine paper mill located in Urbana, Ohio (“Urbana”). Manufacturing operations at Urbana ceased in September 2007 and converting operations were phased out during the first quarter of 2008. The Company also closed a Fox River distribution center.  The long-lived assets of the Housatonic and Urbana mills and the distribution center are classified as assets held for sale and recorded on the condensed consolidated balance sheet in prepaid and other current assets.  Assets held for sale are valued by determining the lower of cost or fair value less cost to sell.  As of March 31, 2008, the Fox River assets held for sale were reported at their aggregate historic cost of $9.2 million. The closures of the Housatonic and Urbana mills allowed the Company to maximize cost efficiencies by shifting fine paper manufacturing to utilize available capacity at its other fine paper mills. In addition, the Company has substantially completed the process of terminating certain Fox River sales and administrative employees whose jobs were eliminated as the acquired business is integrated with its existing fine paper business. Approximately 320 former Fox River employees have or will receive severance benefits in conjunction with the closure and integration activities.  All the preceding integration activities were components of the Company’s plan to exit certain activities of the acquired business and were accounted for in accordance with Emerging Issues Task Force Issue 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”).

The total cost of the acquisition has been allocated to the assets acquired and liabilities assumed in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”). The Company did not acquire any in-process research and development assets as part of the acquisition.  The following table summarizes the final allocation of the purchase price to the estimated fair value of the Fox River assets acquired and liabilities assumed at March 1, 2007:

Assets Acquired
Accounts receivable	$18.8
Inventories	34.8
Current deferred income taxes	0.1
Assets held for sale	2.2
Prepaid and other current assets	1.8
Property, plant and equipment	32.9
Unamortizable intangible assets	2.6
Amortizable intangible assets	0.3
Deferred income taxes	16.8
Other noncurrent assets	—
Total assets acquired	110.3

Liabilities Assumed
Accounts payable	13.3
Accrued salaries and employee benefits	5.3
Accrued expenses	14.0
Noncurrent employee benefits	17.6
Other noncurrent obligations	5.4
Total liabilities assumed	55.6

Net assets acquired	$54.7

The preceding table includes approximately $12.4 million for the cost of post-acquisition exit activities that the Company recognized in accordance with EITF 95-3. As of March 31, 2008, approximately $3.9 million in severance benefits had been paid to 270 employees and severance benefits due to approximately 50 former Fox River employees remained unpaid.  The severance benefits for Fox River employees include benefits which will be paid over a period of 18 to 36 months from the date of acquisition pursuant to the terms of employment agreements with certain former Fox River executives. As of March 31, 2008, approximately $1.0 million had been paid under such agreements and approximately $1.2 million remained to be paid. The Company expects the payment of all other severance benefits to be substantially complete by December 31, 2008. The following table presents the status of post-acquisition restructuring liabilities as of March 31, 2008 and for the three months ended March 31, 2008.

	Severance benefits	Contract termination costs	Environmental clean-up and monitoring	Total
Post acquisition exit costs at December 31, 2007	$3.3	$3.3	$1.0	$7.6
Payments for the three months ended March 31, 2008	(0.8)	(0.4)	(0.1)	(1.3)
Adjustments to finalize restructuring plans	(0.2)	0.1	—	(0.1)
Balance March 31, 2008	$2.3	$3.0	$0.9	$6.2

The following selected unaudited pro forma consolidated statement of operations data for the three months ended March 31, 2007 was prepared as though the acquisition of Fox River had occurred on January 1, 2007 (in millions, except per share data):

Three months ended March 31, 2007
Net Sales	$205.5

Operating income	19.5

Income from continuing operations	9.7

Loss from discontinued operations	4.6

Net income	14.3

Earnings Per Common Share:
Basic
Continuing operations	$0.66
Discontinued operations	0.31
$0.97
Diluted
Continuing operations	$0.65
Discontinued operations	0.31
$0.96

Note 5.   Discontinued Operations

Sale of the Pictou Mill and the Woodlands

In February 2008, the Company committed to a plan to sell the Pictou Mill and the Woodlands.  Management believes it is probable that a sale of the Pictou Mill and the Woodlands will occur in two separate transactions and that both transactions will be completed within 12 months.  As of March 31, 2008, the assets and liabilities of the Pictou Mill and the Woodlands are reported as assets held for sale—discontinued operations and liabilities related to discontinued operations, respectively, on the condensed consolidated balance sheet.  For the three months ended March 31, 2008, the results of operations of the Pictou Mill and the Woodlands and the estimated loss on disposal of the Pictou Mill are reported as discontinued operations in the condensed consolidated statements of operations. The consolidated results of operations for all prior periods have been restated to reflect the results of operations of the Pictou Mill and the Woodlands as discontinued operations.

During the first quarter of 2008, the Company determined that the estimated value it would receive from a sale of the Pictou Mill indicated that it would not recover the carrying value of the mill’s long-lived assets.  As a result, for the three months ended March 31, 2008, the Company recognized a non-cash, pre-tax charge of $90.5 million to write-off the carrying value of the Pictou Mill’s long-lived assets. In addition, the Company recognized a pre-tax charge of $39.5 million for the estimated loss on disposal of the Pictou Mill.  As of March 31, the assets of the Woodlands are reported at their historic book value of $4.0 million.

In conjunction with the sale of the Pictou Mill, the Company expects the purchaser to assume responsibility for all pension and other post-employment benefit obligations for active and retired employees of the mill.  The Company will account for the transfer of these liabilities as a settlement of post-employment benefit obligations pursuant to Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”  Upon closing the sale of the Pictou Mill, the Company expects to record a non-cash, pre-tax settlement loss of approximately $55 million to recognize adjustments related to pensions and other post-employment benefits recorded in accumulated other comprehensive income.  The charge will be recorded in results of discontinued operations in the condensed consolidated statement of operations.

Transfer of Terrace Bay

In August 2006, Neenah Canada transferred Terrace Bay to Buchanan.  Buchanan assumed responsibility for substantially all liabilities related to the future operation of Terrace Bay. At closing, Neenah Canada retained pension and long-term disability obligations for current and former mill employees and post-employment medical and life insurance obligations for current retirees.  During the first quarter of 2008, Neenah Canada paid approximately $5.0 million to settle litigation related to the reduction and/or elimination of certain retiree benefits following Neenah Canada’s transfer of Terrace Bay to Buchanan.  In conjunction with the settlement, Neenah Canada agreed to continue certain retiree life insurance benefits at a reduced rate in the future.  As a result of the settlement, Neenah Canada recorded a curtailment gain of approximately $4.3 million which is recorded in other income-net on the condensed consolidated statement of operations.

As a closing condition of the agreement to transfer Terrace Bay to Buchanan, Neenah Canada initiated plans to curtail and settle its Ontario, Canada defined benefit pension plan (“the Ontario Plan”). In December 2007, the Ontario Plan was terminated and all outstanding pension obligations for active employees were settled through the purchase of annuity contracts or lump-sum payments pursuant to participant elections.

In conjunction with the transfer of Terrace Bay, the Company entered into a pulp manufacturing agreement (the “Pulp Manufacturing Agreement”) with Terrace Bay Pulp Inc. (“TBPI”).  Pursuant to the Pulp Manufacturing Agreement, the Company has agreed to sell pulp manufactured by TBPI at Terrace Bay to satisfy the Company’s supply obligations under an amended and restated pulp supply agreement with Kimberly-Clark (as amended and restated, the “Pulp Supply Agreement”). The price paid by the Company under the Pulp Manufacturing Agreement will equal the price paid by Kimberly-Clark pursuant to the Pulp Supply Agreement. TBPI has agreed to perform substantially all of the Company’s obligations under the Pulp Supply Agreement and, together with three of its affiliated companies, to indemnify and hold the Company harmless for any claims arising from TBPI’s failure to so perform.  In June 2007, the Company notified Kimberly-Clark of its intention to terminate its obligation to supply pulp from Terrace Bay under the Pulp Supply Agreement effective June 2008.  The Pulp Manufacturing Agreement will terminate contemporaneously with the Terrace Bay portion of the Pulp Supply Agreement in June 2008.

For the three months ended March 31, 2008 and 2007, the Company did not recognize revenue or cost in its condensed consolidated statement of operations for pulp manufactured by TBPI for sale to Kimberly-Clark.  The Company receives payments from Kimberly-Clark for Kimberly-Clark’s purchases of pulp from TBPI and immediately remits such payments to TBPI.  In general, Kimberly-Clark pays for such pulp purchases in approximately 45 days from receipt of the product.  As of March 31, 2008, the Company had a receivable from Kimberly-Clark for $23.9 million recorded in accounts receivable, net, $0.1 million of cash received from Kimberly-Clark that had not been remitted to Buchanan recorded in cash and cash equivalents and a $24.0 million payable to TBPI recorded in accounts payable on the consolidated balance sheet.

The results of operations of the Pictou Mill, the Woodlands and Terrace Bay and the loss on sale of the Pictou Mill are reported as discontinued operations in the condensed consolidated statements of operations for each period presented. The following table summarizes the results of discontinued operations:

	Three Months Ended March 31,
	2008	2007
Net sales, net of intersegment sales (a)	$50.8	$52.0

Discontinued Operations:
Income (loss) from operations (b) (c)	$(92.3)	$7.4
Loss on disposal	(39.5)	—
Loss before income taxes	(131.8)	7.4
Benefit (provision) for income taxes	50.4	(2.8)

Income (loss) from discontinued operations	$(81.4)	$4.6

(a)         Represent net sales of the Pictou Mill and the Woodlands only.

(b)        For the three months ended March 31, 2008 and 2007, the aggregate income (loss) from operations for the Pictou Mill and Woodlands was $(92.3) million and $8.2 million, respectively.  For the three months ended March 31, 2008 and 2007, the loss from operations for Terrace Bay was $30 thousand and $0.8 million, respectively.

(c)         For the three months ended March 31, 2008, the loss from operations includes a non-cash, pre-tax impairment charge of $90.5 million to write-off the carrying value of the Pictou Mill’s long-lived assets.

The following table summarizes assets held for sale and liabilities related to discontinued operations:

March 31, 2008
Current Assets
Accounts receivable	$28.6
Inventories	26.0
Prepaid and other current assets	5.8
The Woodlands	4.0
Assets Held for Sale - Discontinued Operations	$64.4
Current Liabilities
Accounts payable	$11.8
Accrued salaries and employee benefits	4.9
Employee benefits	28.1
Accrued expenses	2.0
Estimated loss on sale	39.5
Liabilities related to discontinued operations	$86.3

As of March 31, 2008, the deferred tax consequences related to the operations of the Pictou Mill and the Woodlands are reported as current deferred income taxes on the condensed consolidated balance sheet to conform to the classification of the assets and liabilities of discontinued operations as current assets and liabilities.

Sale of Woodlands

In June 2006, Neenah Canada sold approximately 500,000 acres of woodlands in Nova Scotia to Atlantic Star Forestry LTD and Nova Star Forestry LTD (collectively, the “Purchaser”) for proceeds of $139.1 million (proceeds net of transaction costs were $134.8 million). Neenah Canada received the total proceeds from the sale in cash at closing. Neenah Canada also entered into a fiber supply agreement (the “FSA”) with the Purchaser to secure a source of fiber for the Pictou Mill. Following the sale, Neenah Canada has approximately 500,000 acres of owned and 200,000 acres of licensed or managed woodlands in Nova Scotia.

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

The sale qualified for gain recognition under the “full accrual method” described in Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate (“SFAS 66”).  Neenah Canada’s commitment to accept acreage offered by the Purchaser to satisfy the timber requirements for the first 18 months of the FSA represents a “constructive obligation.”  As a result, Neenah Canada deferred approximately $9.1 million of the gain on sale, which represented Neenah Canada’s estimated maximum exposure to loss of profit due to the constructive obligation under the FSA.  For the three months ended March 31, 2007, Neenah Canada recognized approximately $1.4 million of such deferred gain.  As of December 31, 2007, the deferral of the gain related to the constructive obligation was fully amortized and no amounts of such gain were recognized for the three months ended March 31, 2008.

Note 6.  Risk Management

The Company is exposed to risks such as changes in foreign currency exchange rates and pulp prices. The Company employs a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading. All foreign currency derivative instruments are either exchange traded or entered into with major financial institutions. Credit risk with respect to the counterparties is considered minimal in view of the financial strength of the counterparties. The notional amounts of the Company’s derivative instruments do not represent amounts exchanged by the parties and, as such, are not a measure of exposure to credit loss.  The amounts exchanged are determined by reference to the notional amounts and the other terms of the contracts.

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

Pulp Price and Foreign Currency Risk

The operating results, cash flows and financial condition of the Company are subject to pulp price risk. The profitability of the Company’s pulp operations is subject to foreign currency risk because the price of pulp is established in U.S. dollars and the Company’s cost of producing pulp is incurred principally in Canadian dollars. The Company uses foreign currency forward contracts to manage its foreign currency risks. In addition, the Company has used, from time-to-time, pulp futures contracts to manage its pulp price risks.  The use of these instruments allows management of this transactional exposure to exchange rate and pulp price fluctuations because the gains or losses incurred on the derivative instruments are intended to offset, in whole or in part, losses or gains on the underlying transactional exposure. (See “Cash Flow Hedges” below). The translation exposure related to the Company’s net investment in its Canadian and German subsidiaries is not hedged.  The Company’s reported operating results are also affected by changes in the Euro exchange rate relative to the U.S. dollar.  The Company’s exposure to such currency translation risk is not hedged.

Cash Flow Hedges

As of March 31, 2008, the Company had no outstanding foreign currency forward exchange contracts. As of December 31, 2007, the Company had outstanding foreign currency forward exchange contracts designated as cash flow hedges of U.S. dollar denominated pulp sales in a notional amount of $3.4 million Canadian dollars. The fair value of the contracts was a current asset of $0.5 million U.S. dollars. For the three months ended March 31, 2008 and 2007, all realized gains and losses on foreign currency forward exchange contracts related to the operations of the Pictou Mill and are recorded in income (loss) from discontinued operations on the condensed consolidated statements of operations.  As of March 31, 2008 and December 31, 2007, the Company had no outstanding pulp future contracts.

For the three months ended March 31, 2008, changes in the fair value of the Company’s derivative instruments were reflected in other comprehensive income.

Foreign Currency Transactions

Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in other (income)–net in the condensed consolidated statements of operations.

The following table presents gains (losses) from the Company’s risk management activities:

	Three Months Ended March 31,
	2008	2007
Gains on foreign currency forward exchange contracts	$0.5	$0.6
Gain (loss) from foreign currency transactions	0.2	(0.1)
Net gain from risk management activities	0.7	0.5
Less: Amounts related to discontinued operations	1.5	0.3
Net gain (loss) related to continuing operations	$(0.8)	$0.2

Note 7.  Inventories

The following presents inventories by major class:

	March 31, 2008	December 31, 2007
Summary of Inventories
Inventories by Major Class:
Raw materials	$24.7	$26.2
Work in progress	17.9	18.1
Finished goods	58.3	70.2
Supplies and other	3.1	5.7
	104.0	120.2
Excess of FIFO over LIFO cost	(9.7)	(9.6)
Total	$94.3	$110.6

The FIFO values of total inventories valued on the LIFO method were $74.1 million and $75.3 million at March 31, 2008 and December 31, 2007, respectively.

Note 8.  Debt

Long-term debt consisted of the following:

	March 31, 2008	December 31, 2007
Senior Notes (7.375% fixed rate) due 2014	$225.0	$225.0
Revolving bank credit facility (variable rates), due 2010	89.2	66.2
Term Loan (variable rates), due in 13 equal quarterly installments beginning November 2007	21.1	23.1
Neenah Germany project financing (3.8% fixed rate) due in 16 equal semi-annual installments beginning June 2009	15.8	14.6
Neenah Germany revolving line of credit (variable rates)	9.1	3.2
Total Debt	360.2	332.1
Less: Debt payable within one year	16.8	10.9
Long-term debt	$343.4	$321.2

Principal Payments

The following table presents the Company’s required debt payments by respective calendar year:

	2008	2009	2010	2011	2012	Thereafter	Total
Debt payments	$14.9	$9.6	$98.9	$1.9	$2.0	$232.9	$360.2

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

Secured Revolving Credit Facility

On November 30, 2004, the Company entered into a Credit Agreement by and among the Company, certain of its subsidiaries, the lenders listed in the Credit Agreement and JP Morgan Chase Bank, N.A. as agent for the lenders (the “Initial Credit Agreement”). Under the Initial Credit Agreement, the Company had a secured revolving credit facility that provided for borrowings of up to $150 million.  The Initial Credit Agreement was secured by substantially all of the Company’s assets, including the capital stock of its subsidiaries and was guaranteed by Neenah Canada.  The Company has subsequently amended the Initial Credit Agreement to among other things, (i) increase the secured revolving line of credit, (ii) extend the termination date of the Initial Credit Agreement, (iii) set the interest rate under the secured revolving line of credit to either (A) the Prime Rate (as defined in the amended credit agreement) plus a percentage ranging from 0 percent to 0.75 percent, or (B) LIBOR plus a percentage ranging from 1.25 percent to 2.25 percent, (iv) reduce the annual facility fee on the average daily unused amount of the commitment from 0.375 percent to 0.25 percent, and (iv) make other definitional, administrative and covenant modifications.

As of March 31, 2008, the Initial Credit Agreement (as amended the “Amended Credit Agreement”) provides for a secured revolving credit facility (the “Revolver”) to provide for borrowings of up to $210 million. The Company’s ability to borrow under the Revolver is limited to the lowest of (a) $210 million, (b) the Company’s borrowing base (as determined in accordance with the Amended Credit Agreement), and (c) the applicable cap on the amount of “credit facilities” under the indenture for the Senior Notes. The Amended Credit Agreement is currently scheduled to terminate on November 30, 2010.

The interest rate applicable to borrowings under the Revolver will be either (1) the Prime Rate (as defined in the Amended Credit Agreement) plus a percentage ranging from 0 percent to 0.75 percent or (2) London Interbank Offered Rate Borrowings (“LIBOR”) plus a percentage ranging from 1.25 percent to 2.25 percent. Interest is computed based on actual days elapsed in a 360-day year, payable monthly in arrears for base rate loans, or for LIBOR loans, payable monthly in arrears and at the end of the applicable interest period. The commitment is subject to an annual facility fee of 0.25 percent on the average daily unused amount of the commitment.

The Amended Credit Agreement is secured by substantially all of the assets of the Company and the subsidiary borrowers, including the capital stock of such subsidiaries, and is guaranteed by Neenah Canada.  Neenah Canada’s guarantee is secured by substantially all of that subsidiary’s assets.

In the Amended Credit Agreement, the lenders consented to the Company’s purchase of Neenah Germany.  Neenah Germany is not a borrower or guarantor with respect to the Revolver.  However, the Company pledged 65 percent of its equity interest in Neenah Germany as security for the obligations of the Company and its subsidiaries under the Amended Credit Agreement.

The weighted-average interest rate on outstanding Revolver borrowings as of March 31, 2008 and December 31, 2007 was 4.7 percent per annum and 6.4 percent per annum, respectively. Interest on amounts borrowed under the Revolver is paid monthly. Amounts outstanding under the Revolver may be repaid, in whole or in part, at any time without premium or penalty except for specified make-whole payments on LIBOR-based loans.  All principal amounts outstanding under the Revolver are due and payable on the date of termination of the Amended Credit Agreement. Borrowing availability under the Revolver is reduced by outstanding letters of credit and reserves for certain other items as defined in the Amended Credit Agreement. Availability under the Amended Credit Agreement will fluctuate over time depending on the value of the Company’s inventory, receivables and various capital assets. As of March 31, 2008, the Company had approximately $1.6 million of letters of credit outstanding and $85.8 million of borrowing availability under the Revolver.

The Amended Credit Agreement contains events of default customary for financings of this type, including failure to pay principal or interest, materially false representations or warranties, failure to observe covenants and other terms of the Amended Credit Agreement, cross-defaults to other indebtedness, bankruptcy, insolvency, various ERISA violations, the incurrence of material judgments and changes in control. As of March 31, 2008 no events of default had occurred.

Term Loan

In March 2007, the Company entered into an agreement by and among the Company, certain of its subsidiaries and JP Morgan Chase Bank, N.A. (the “Term Loan Agreement”) to borrow up to $25 million (the “Term Loan”). The weighted-average interest rate on outstanding Term Loan borrowings as of March 31, 2008 and December 31, 2007, was 4.6 percent per annum and 6.7 percent per annum. Term Loan borrowings were used to repay outstanding Revolver borrowings. The Term Loan is secured by substantially all of the property, plant and equipment acquired by the Company in the acquisition of Fox River and is fully and unconditionally guaranteed by substantially all of the Company’s other subsidiaries, except Neenah Germany.

At the Company’s option, Term Loan borrowings may be designated as either Alternate Base Rate Borrowings (as defined in the Term Loan Agreement) or LIBOR Borrowings. The interest rate on Alternate Base Rate Borrowings is the greater of (i) the Prime Rate (as defined in the Term Loan Agreement) or (ii) the Federal Funds Effective Rate (as defined in the Term Loan Agreement) plus a percentage ranging from 0 percent to 0.75 percent. The interest rate on LIBOR Borrowings is LIBOR plus a percentage ranging from 1.50 percent to 2.25 percent. Interest is computed based on actual days elapsed in a 360-day year, payable monthly in arrears for Alternate Base Rate Borrowings, or for LIBOR Borrowings, payable monthly in arrears and at the end of the applicable interest period. Amounts outstanding under the Term Loan may be repaid, in whole or in part, at any time without premium or penalty except that LIBOR Borrowings (as defined below) may not be partially repaid such that less than $3.0 million of LIBOR Borrowings are outstanding. The Term Loan Agreement terminates in November 2010.

Other Financing

In December 2006, Neenah Germany entered into an agreement with HypoVereinsbank and IKB Deutsche Industriebank AG (the “Lenders”) to provide €10.0 million of project financing for the construction of a saturator and the financing matures in December 2016.  Principal outstanding under the agreement may be repaid at any time without penalty.  Interest on amounts outstanding is based on actual days elapsed in a 360-day year and is payable semi-annually. As of March 31, 2008, €10.0 million ($15.8 million) was outstanding under this agreement.

Neenah Germany has an unsecured revolving line of credit (the “Line of Credit”) with HypoVereinsbank that provides for borrowings of up to 15 million Euros for general corporate purposes.  The Line of Credit matures on November 30, 2008.  Neenah Germany has the ability to borrow in either Euros or U.S. dollars.  Interest is computed on U.S. dollars loans at the rate of 8.5 percent per annum and on Euro loans at EURIBOR plus a margin of 1.5 percent.  Interest is payable quarterly and principal may be repaid at any time without penalty. The weighted-average interest rate on outstanding Line of Credit borrowings as of March 31, 2008 and December 31, 2007 was 6.5 percent per annum.  As of March 31, 2008, €5.8 million ($9.1 million) was outstanding under the Line of Credit.

Note 9. Pension and Other Post-employment Benefits

Pension Plans

Substantially all active employees of the Company’s U.S. paper operations and its Canadian pulp operations participate in defined benefit pension plans and defined contribution retirement plans. Neenah Germany has defined benefit plans designed to provide a monthly pension upon retirement for all its employees in Germany. There is no legal or governmental obligation to fund Neenah Germany’s benefit plans and as such the plans are currently unfunded.

In December 2007, the Company terminated the Ontario Plan and all outstanding pension obligations for active employees were settled through the purchase of annuity contracts or lump-sum payments pursuant to participant elections.  See Note 5 “Discontinued Operations.”

In November 2007, the Company amended the Fox River defined benefit pension plan to freeze the vested pension benefit for salaried employees born after December 31, 1957.  The affected employees were transferred to the Company’s defined contribution retirement plan. The pension benefit for salaried employees of Fox River born on or before December 31, 1957 was unaffected.

The following table presents the components of net periodic benefit cost:

Components of Net Periodic Benefit Cost

	Pension Benefits		Post-Employment Benefits Other than Pensions
	Three Months Ended March 31,
	2008	2007	2008	2007
Service cost	$2.0	$2.0	$0.6	$0.6
Interest cost	6.0	5.9	0.7	0.5
Expected return on plan assets (a)	(6.8)	(6.0)	—	—
Recognized net actuarial loss	0.6	1.2	0.2	0.9
Amortization of unrecognized transition liability	—	(0.1)	—	—
Amortization of prior service cost (credit)	0.5	0.4	(1.3)	(1.5)
Amount of curtailment gain recognized	—	—	(4.3)	—
Net periodic benefit cost (credit)	2.3	3.4	(4.1)	0.5
Less: Costs related to discontinued operations (b) (c) (d)	0.9	1.8	0.3	0.3
Net periodic benefit cost (credit) related to continuing operations	$1.4	$1.6	$(4.4)	$0.2

(a)          The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

(b)         As a closing condition of the agreement to the transfer Terrace Bay to Buchanan, Neenah Canada initiated plans to curtail and settle the Ontario Plan.  Pension costs for the Ontario Plan have been classified as Loss from discontinued operations on the condensed consolidated statements of operations.

(c)          Pursuant to the terms of the transfer agreement, Buchanan assumed responsibility for post-employment medical and life insurance benefits for active employees at Terrace Bay.

(d)         Pension and other post-employment benefit costs for the Pictou Mill and the Woodlands are reported as results of discontinued operations on the condensed consolidated statements of operations.

Based on exchange rates at March 31, 2008, the Company expects to make pension contributions of approximately $10 million in 2008.  Included in such pension contributions are approximately $5.6 million related to the Pictou Mill and the Woodlands. For the three months ended March 31, 2008, the Company made pension contributions of approximately $3.2 million, including approximately $1.4 million related to the Pictou Mill and the Woodlands.

Note 10.  Stock Compensation Plan

The Company established the 2004 Omnibus Stock and Incentive Plan (the “Omnibus Plan”) in December 2004. The Company reserved 3,500,000 shares of $0.01 par value common stock (“Common Stock”) for issuance under the Omnibus Plan. Pursuant to the terms of the Omnibus Plan, the compensation committee of the Company’s Board of Directors may grant various types of equity-based compensation awards, including incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted stock units with performance conditions (“Performance Shares”) and performance units, in addition to certain cash-based awards. All grants under the Omnibus Plan will be made at fair market value and no grant may be repriced. In general, the options expire ten years from the date of grant and vest over a three-year service period. As of March 31, 2008, approximately 1,650,000 shares of Common Stock were reserved for future issuance under the Omnibus Plan.  The Company accounts for stock-based compensation pursuant to the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).

Valuation and Expense Information Under SFAS 123R

Substantially all stock-based compensation expense is recorded in selling, general and administrative expenses on the condensed consolidated statements of operations.  The following table summarizes stock-based compensation expense and related income tax benefits for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
Stock-based compensation expense	$1.3	$1.7
Income tax benefit	(0.5)	(0.6)
Stock-based compensation, net of income tax benefit	$0.8	$1.1

The following table summarizes total compensation costs related to the Company’s equity awards and amounts recognized in the three months ended March 31, 2008.

		Stock Options	Restricted Stock
Unrecognized compensation cost — December 31, 2007		$1.9	$2.9
Add:	Grant date fair value current year grants (a)	0.9	1.8
Less:	Compensation expense recognized	0.7	0.6
Unrecognized compensation cost — March 31, 2008		$2.1	$4.1

Expected amortization period (in years)		2.1	2.1

(a)          The fair value of current year grants includes approximately $13 thousand related to a difference between estimated and actual forfeitures for certain stock option awards.

Stock Options

During the three months ended March 31, 2008, the Company awarded options to Long-Term Incentive Plan (the “LTIP”) participants to purchase 126,325 shares of common stock at a weighted-average exercise price of $25.70 per share. The exercise price of the options was equal to the market price of the Company’s common stock on the date of grant.  The options expire in ten years and one-third vest on each of the first three anniversaries of the date of grant.  The weighted-average grant date fair value for stock options granted during the three months ended March 31, 2008 was $7.43 per share and was estimated using the Black-Scholes option valuation model with the following assumptions:

Three Months Ended March 31, 2008
Expected life in years	5.9
Interest rate	3.2%
Volatility	31.3%
Dividend yield	1.6%

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

No stock options were exercised during the three months ended March 31, 2008 and 2007. As of March 31, 2008, 1,127,000 stock options were exercisable with an aggregate intrinsic value of $0.2 million. As of December 31, 2007, 1,133,000 stock options were exercisable with an aggregate intrinsic value of $0.7 million.

For the three months ended March 31, 2008, the aggregate grant date fair value of options vested was $0.8 million. As of March 31, 2008, certain participants met age and service requirements that allowed their options to qualify for accelerated vesting upon retirement. As of March 31, 2008, LTIP participants held options to purchase 121,002 shares of common stock that would have been exercisable if they had retired as of such date. The aggregate grant date fair value of options subject to accelerated vesting was $1.3 million. Stock options subject to accelerated vesting for expense recognition become exercisable according to the contract terms of the stock option grant.

As of March 31, 2008, the weighted-average grant date fair value and aggregate intrinsic value of 1,484,000 stock options that were vested or expected to vest was $11.88 per share and $0.2 million, respectively. As of December 31, 2007, the weighted-average grant date fair value and aggregate intrinsic value of 1,449,000 stock options that were vested or expected to vest was $11.99 per share and $0.8 million, respectively.

As of March 31, 2008, the Company has approximately 253,000 unvested stock options with a weighted-average grant date fair value of $11.16 per share. As of December 31, 2007, approximately 233,000 unvested stock options were outstanding with a weighted-average grant date fair value of $13.01 per share.

Performance Shares

During the three months ended March 31, 2008, the Company made a target award of 73,400 Performance Shares to LTIP participants. The measurement period for the Performance Shares is January 1, 2008 through December 31, 2010. Common stock equal to between 30 percent and 250 percent of the performance share target will be awarded based on the Company’s growth in earnings before interest, taxes, depreciation and amortization (“EDITDA”) minus a capital charge and total return to shareholders relative to a peer group of companies and the Russell 2000® Value small cap index. The weighted-average grant date fair value for the Performance Shares was $24.35 per share (which represents the grant date market price of the Company’s common stock of $25.70 per share multiplied by the probability weighted expected payout of approximately 0.95 shares of common stock for each Performance Share) and was estimated using a “Monte Carlo” simulation technique. Compensation cost is recognized pro rata over the vesting period.

Note 11. Goodwill and Other Intangible Assets

The following table presents changes in the carrying amount of goodwill for the three months ended March 31, 2008.  All of such goodwill is reported in the Technical Products segment.

Balance at December 31, 2007	$106.6
Foreign currency translation	8.5

Balance at March 31, 2008	$115.1

The following table presents the gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization.

	March 31, 2008		December 31, 2007
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets
Customer based intangibles	$19.4	$(2.0)	$17.9	$(1.5)
Trade names and trademarks	7.4	(0.9)	6.9	(0.7)
Acquired technology	1.3	(0.2)	1.2	(0.2)
Total	28.1	(3.1)	26.0	(2.4)
Unamortizable intangible assets:
Trade names	10.6	—	10.0	—

Total	$38.7	$(3.1)	$36.0	$(2.4)

The increase in intangible assets at March 31, 2008 is due to the effect of foreign currency translation.  Estimated annual amortization expense for each of the next five years is approximately $2.0 million.

Note 12. Stockholders’ Equity

Common Stock

On March 12, 2008, the Company’s shareholders approved a reverse/forward split of the issued and outstanding shares of Common Stock.  The reverse/forward split consisted of a 1-for-50 reverse split of Common Stock followed immediately by a 50-for-1 forward split of Common Stock. Holdings of stockholders with fewer than 50 shares of Common Stock prior to the split were converted into fractional shares.  Such fractional shares were purchased by the Company for $24.99 per share which was equal to the average closing price per share of the Company’s Common Stock on the New York Stock Exchange on the five days preceding the split. The Company purchased 360,548 shares of Common Stock at a total cost of approximately $9.4 million including transaction costs.  The reverse/forward split is expected to result in a significant reduction in shareholder record keeping and mailing expenses and provided holders of fewer than 50 shares with a cost-effective way to efficiently dispose of their investment.

Note 13.  Contingencies and Legal Matters

Litigation

In February 2007, certain former employees of Neenah Canada who were previously employed in Neenah Canada’s Longlac woodlands operations brought suit against the Company and Neenah Canada in the Ontario (Canada) Superior Court of Justice for damages. The plaintiffs claim to have suffered from an alleged wrongful termination of employment by Neenah Canada occurring on or about August 21, 2006. Eagle Logging Inc. (the purchaser of Neenah Canada’s Longlac woodlands assets on August 29, 2006), TBPI (the purchaser of Neenah Canada’s Terrace Bay pulp mill), Buchanan Forest Products Ltd., Lucky Star Holdings Inc. (each affiliates of Eagle Logging Inc. and TBPI), Kimberly-Clark Corporation and Kimberly-Clark Inc. have also been named in the lawsuit. The lawsuit seeks damages for severance and notice pay under Ontario law, as well as damages for wrongful termination, breach of contract, conspiracy and punitive damages, among other things. Eagle Logging Inc. and certain affiliated companies have agreed to indemnify and hold the Company and Neenah Canada harmless from claims and damages arising from the termination of woodlands employees prior to the acquisition of Neenah Canada’s woodlands assets by Eagle Logging Inc. in 2006. The Company and Neenah Canada believe they have adequate defenses against such claims and will vigorously defend the litigation.

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

Indemnifications

Pursuant to the Distribution Agreement, the Pulp Supply Agreement, the Employee Matters Agreement and the Tax Sharing Agreement, the Company has agreed to indemnify Kimberly-Clark for certain liabilities or risks related to the Spin-Off. Many of the potential indemnification liabilities under these agreements are unknown, remote or highly contingent. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable agreement. For these reasons, the Company is unable to estimate the maximum potential amount of the possible future liability under the indemnity provisions of these agreements. However, the Company accrues for any potentially indemnifiable liability or risk under these agreements for which it believes a future payment is probable and a range of loss can be reasonably estimated. As of March 31, 2008, management believes the Company’s liability under such indemnification obligations was not material to the consolidated financial statements.

Other Contingencies

Pursuant to the terms of the purchase agreement with FiberMark (see Note 4, “Acquisitions”), the Company is liable for potential additional taxes due for tax returns filed for periods prior to the Acquisition.  FiberMark has agreed to indemnify the Company for such additional taxes and a portion of the purchase price has been reserved in an escrow account to fund the indemnification.  The Company believes it is probable that Neenah Germany is liable for approximately €3.5 million ($5.6 million) in additional taxes.  As of March 31, 2008, the Company has recognized a current liability on the condensed consolidated balance sheet for such potential additional taxes.  The Company has also recognized a receivable in an equal amount in other receivables on the condensed consolidated balance sheet for the value of the indemnification.  The Company does not believe its liability for such taxes is in excess of the escrow amount.

Employees and Labor Relations

Hourly employees at the Pictou Mill and the Woodlands are represented by the Communications, Energy and Paperworkers Union of Canada.  The collective bargaining agreement for the Pictou Mill and the Woodlands expires on May 31, 2009.

Hourly employees at the Neenah, Appleton, Whiting, Munising, and Urbana paper mills and the Appleton converting center are represented by the United Steelworkers Union (the “USW”). The collective bargaining agreements for the Whiting, Urbana, Neenah, Munising, and Appleton paper mills expire on January 31, 2009, May 31, 2009, June 30, 2009, July 14, 2009 and May 31, 2010, respectively. Additionally, the Neenah, Whiting and Munising, paper mills have bargained jointly with the union on pension matters. In September 2007, the Company and the union entered into a new agreement governing pension matters that expires in 2019.  As of March 31, 2008, substantially all employees at the Appleton converting center represented by locals of the USW had been transferred to other facilities or terminated.

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

Note 14.  Business Segment Information

The Company reports its operations in two segments: Fine Paper and Technical Products. The Fine Paper business is a leading producer of premium writing, text, cover and specialty papers. The Technical Products business is a leading producer of filtration media, durable, saturated and coated substrates for a variety of end uses; and nonwoven wall coverings.  Each segment employs different technologies and marketing strategies.  Disclosure of segment information is on the same basis that management uses internally for evaluating segment performance and allocating resources.  Transactions between segments are executed at market prices and such transactions are eliminated in consolidation. The costs of shared services, and other administrative functions managed on a common basis, are allocated to the segments based on usage, where possible, or other factors based on the nature of the activity.  General corporate expenses that do not directly support the operations of the business segments are shown as Unallocated corporate costs.

The following table summarizes the net sales, income before interest and taxes (“Operating income”) and total assets for each of the Company’s business segments.

	Three Months Ended March 31,
	2008	2007
Net sales
Fine Paper	$97.0	$72.3
Technical Products	108.6	100.7
Intersegment sales	—	(0.3)
Consolidated	$205.6	$172.7

	Three Months Ended March 31,
	2008	2007
Operating income
Fine Paper	$10.0	$12.4
Technical Products	8.1	10.2
Unallocated corporate costs	(0.2)	(3.2)
Consolidated	$17.9	$19.4

	March 31, 2008	December 31, 2007
Total Assets
Fine Paper	$207.9	$209.8
Technical Products	503.1	467.9
Pulp (a)	—	223.0
Assets held for sale - discontinued operations	64.4	—
Corporate and other	152.7	32.1
Total	$928.1	$932.8

(a)          As of March 31, 2008, the Company’s pulp operations are not a reportable segment.  As of March 31, 2008, approximately $122.1 million of income tax and certain other assets previously reported in the Pulp segment have been reclassified to Corporate and other.  As of December 31, 2007, the value of these assets was approximately $69.0.

Note 15.  Condensed Consolidating Financial Information

Neenah Paper Michigan, Inc., Neenah Paper Fox River, LLC, Neenah Paper Fox Valley Company, Inc., Neenah Paper Company of Canada, Neenah Paper International Holding Company, LLC and Neenah Paper International, LLC, (the “Guarantor Subsidiaries”) guarantee the Company’s Senior Notes. The Guarantor Subsidiaries are 100 percent owned by the Company and all guarantees are full and unconditional.  The following condensed consolidating financial information is presented in lieu of consolidated financial statements for the Guarantor Subsidiaries as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2008

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$58.2	$73.1	$74.3	$—	$205.6
Cost of products sold	42.6	65.0	63.8	—	171.4
Gross profit	15.6	8.1	10.5	—	34.2
Selling, general and administrative expenses	13.1	3.9	4.2	—	21.2
Other income - net	(0.4)	(4.8)	0.3	—	(4.9)
Operating income	2.9	9.0	6.0	—	17.9
Equity in losses of subsidiaries	71.5	—	—	(71.5)	—
Interest expense-net	5.4	0.5	0.3	—	6.2
Income (loss) from continuing operations before income taxes	(74.0)	8.5	5.7	71.5	11.7
Provision (benefit) for income taxes	(1.1)	3.3	1.0		3.2
Income (loss) from continuing operations	(72.9)	5.2	4.7	71.5	8.5
Loss from discontinued operations	—	(81.4)	—	—	(81.4)
Net income (loss)	$(72.9)	$(76.2)	$4.7	$71.5	$(72.9)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2007

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$55.5	$51.3	$65.9	$—	$172.7
Cost of products sold	37.5	45.4	54.3	—	137.2
Gross profit	18.0	5.9	11.6	—	35.5
Selling, general and administrative expenses	8.6	4.5	4.0	—	17.1
Other income - net	—	(0.9)	(0.1)	—	(1.0)
Operating income	9.4	2.3	7.7	—	19.4
Equity in earnings of subsidiaries	(11.9)	—	—	11.9	—
Interest expense-net	5.3	0.6	0.1	—	6.0
Income from continuing operations before income taxes	16.0	1.7	7.6	(11.9)	13.4
Provision for income taxes	1.3	0.6	1.4		3.3
Income from continuing operations	14.7	1.1	6.2	(11.9)	10.1
Loss from discontinued operations	—	4.6	—	—	4.6
Net income	$14.7	$5.7	$6.2	$(11.9)	$14.7

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2008

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS

Current assets
Cash and cash equivalents	$(1.8)	$2.9	$0.4	$—	$1.5
Accounts receivable - net	34.3	44.5	50.3	—	129.1
Inventories	33.0	27.6	33.7	—	94.3
Other receivables	10.4	—	—	—	10.4
Income taxes receivable	(0.4)	19.4	—	—	19.0
Deferred income taxes	0.6	70.4	0.1	—	71.1
Prepaid and other current assets	4.6	14.7	3.0	—	22.3
Assets held for sale—discontinued operations	—	64.4	—	—	64.4
Intercompany amounts receivable	58.4	31.5	0.1	(90.0)	—
Total current assets	139.1	275.4	87.6	(90.0)	412.1

Property, plant and equipment, at cost	256.5	109.7	216.8	—	583.0
Less accumulated depreciation	160.7	61.0	20.6	—	242.3
Property, plant and equipment — net	95.8	48.7	196.2	—	340.7

Investments in subsidiaries	409.6	—	—	(409.6)	—

Deferred Income Taxes	(0.9)	15.8	—	—	14.9

Goodwill	—	—	115.1	—	115.1

Intangible Assets—net	—	2.9	32.7	—	35.6

Other Assets	8.1	0.3	1.3	—	9.7

TOTAL ASSETS	$651.7	$343.1	$432.9	$(499.6)	$928.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Debt payable within one year	$7.7	$—	$9.1	$—	$16.8
Accounts payable	15.8	38.1	21.2	—	75.1
Accrued salaries and employee benefits	5.3	8.6	5.2	—	19.1
Accrued income taxes	5.6	0.5	9.6	—	15.7
Accrued expenses	14.3	9.2	—	—	23.5
Liabilities related to discontinued operations	—	86.3	—	—	86.3
Intercompany amounts payable	31.5	58.2	0.3	(90.0)	—
Total current liabilities	80.2	200.9	45.4	(90.0)	236.5

Long-term Debt	327.6	—	15.8	—	343.4

Deferred Income Taxes	—	—	32.5	—	32.5

Noncurrent Employee Benefits	21.3	23.5	37.9	—	82.7

Other Noncurrent Obligations	2.0	10.2	0.2	—	12.4

TOTAL LIABILITIES	431.1	234.6	131.8	(90.0)	707.5

STOCKHOLDERS’ EQUITY	220.6	108.5	301.1	(409.6)	220.6
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$651.7	$343.1	$432.9	$(499.6)	$928.1

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2007

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS

Current assets
Cash and cash equivalents	$(0.9)	$2.8	$0.5	$—	$2.4
Accounts receivable - net	31.8	71.0	42.6	—	145.4
Inventories	21.7	56.7	32.2	—	110.6
Other receivables	9.7	—	—	—	9.7
Income taxes receivable	0.5	—	0.1	—	0.6
Deferred income taxes	0.5	1.3	0.1	—	1.9
Prepaid and other current assets	3.2	14.1	2.3	—	19.6
Intercompany amounts receivable	44.6	16.9	—	(61.5)	—
Total current assets	111.1	162.8	77.8	(61.5)	290.2

Property, plant and equipment at cost	253.8	472.1	199.2	—	925.1
Less accumulated depreciation	157.5	319.7	15.6	—	492.8
Property, plant and equipment — net	96.3	152.4	183.6	—	432.3
Investments in subsidiaries	467.5	—	—	(467.5)	—

Deferred Income Taxes	(1.4)	56.8	—	—	55.4

Goodwill	—	—	106.6	—	106.6

Intangible Assets—net	—	2.8	30.8	—	33.6

Other Assets	8.5	4.7	1.5	—	14.7

TOTAL ASSETS	$682.0	$379.5	$400.3	$(529.0)	$932.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Debt payable within one year	$7.7	$—	$3.2	$—	$10.9
Accounts payable	15.0	46.0	25.9	—	86.9
Accrued salaries and employee benefits	8.1	21.8	4.3	—	34.2
Accrued income taxes	5.1	0.4	8.2	—	13.7
Accrued expenses	10.7	12.3	1.2	—	24.2
Intercompany amounts payable	16.9	44.6	—	(61.5)	—

Total current liabilities	63.5	125.1	42.8	(61.5)	169.9

Long-term Debt	306.5	—	14.7	—	321.2

Deferred Income Taxes	—	—	30.4	—	30.4

Noncurrent Employee Benefits	22.0	52.8	35.1	—	109.9

Other Noncurrent Obligations	2.0	11.2	0.2	—	13.4

TOTAL LIABILITIES	394.0	189.1	123.2	(61.5)	644.8

STOCKHOLDERS’ EQUITY	288.0	190.4	277.1	(467.5)	288.0

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$682.0	$379.5	$400.3	$(529.0)	$932.8

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2008

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income (loss)	$(72.9)	$(76.2)	$4.7	$71.5	(72.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	3.8	3.8	4.0	—	11.6
Stock-based compensation	1.1	0.1	0.1	—	1.3
Deferred income tax benefit	(0.6)	(29.0)	(0.3)	—	(29.9)
Gain on curtailment of post employment benefit plan	—	(4.3)	—	—	(4.3)
Asset impairment loss	—	90.5	—	—	90.5
Estimated loss on disposal of the Picton Mill	—	39.5	—	—	39.5
Gain on asset dispositions	(0.1)	—	—	—	(0.1)
Increase in working capital, net of effects of acquisition	(11.5)	(15.8)	(10.2)	—	(37.5)
Equity in earnings of subsidiaries	71.5	—	—	(71.5)	—
Pension and other post-employment benefits	(0.5)	(7.9)	0.6	—	(7.8)
Other	(0.1)	(0.7)	—	—	(0.8)
NET CASH USED IN OPERATING ACTIVITIES	(9.3)	—	(1.1)	—	(10.4)
INVESTING ACTIVITIES
Capital expenditures	(4.0)	(1.4)	(1.7)	—	(7.1)
Other	—	1.0	—	—	1.0
NET CASH USED IN INVESTING ACTIVITIES	(4.0)	(0.4)	(1.7)	—	(6.1)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	21.1	—	—	—	21.1
Short-term borrowings	—	—	5.6	—	5.6
Share purchases	(9.6)	—	—	—	(9.6)
Cash dividends paid	(1.5)	—	—	—	(1.5)
Intercompany transfers - net	2.4	0.5	(2.9)	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	12.4	0.5	2.7	—	15.6
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(0.9)	0.1	(0.1)	—	(0.9)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	(0.9)	2.8	0.5	—	2.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$(1.8)	$2.9	$0.4	$—	$1.5

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2007

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income (loss)	$14.7	$5.7	$6.2	$(11.9)	14.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3.7	3.9	3.4	—	11.0
Stock-based compensation	1.5	0.1	0.1	—	1.7
Deferred income tax benefit	(0.6)	0.2	(0.4)	—	(0.8)
Gain on sale of woodlands	—	(1.4)	—	—	(1.4)
Gain on asset dispositions	—	0.1	(0.4)	—	(0.3)
Increase in working capital, net of effects of acquisition	(0.4)	(12.3)	(10.9)	—	(23.6)
Equity in earnings of subsidiaries	(11.9)	—	—	11.9	—
Pension and other post-employment benefits	(0.1)	(1.1)	0.4	—	(0.8)
Other	(0.3)	(0.1)	0.3	—	(0.1)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6.6	(4.9)	(1.3)	—	0.4
INVESTING ACTIVITIES
Capital expenditures	(1.5)	(1.1)	(3.6)	—	(6.2)
Increase in restricted cash	—	—	(10.1)	—	(10.1)
Acquisition cost of Fox River, net of cash acquired	(55.1)	—	—	—	(55.1)
Acquisition cost of Neenah Germany	(1.5)	—	—	—	(1.5)
Other	(0.4)	(0.3)	0.3	—	(0.4)
NET CASH USED IN INVESTING ACTIVITIES	(58.5)	(1.4)	(13.4)	—	(73.3)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	59.9	—	13.4	—	73.3
Debt issuance costs	(0.1)	—	—	—	(0.1)
Repayments of long-term debt	(0.4)	—	—	—	(0.4)
Short-term borrowings	—	—	3.4	—	3.4
Cash dividends paid	(1.5)	—	—	—	(1.5)
Other	(0.1)	—	—	—	(0.1)
Intercompany transfers - net	(8.2)	9.9	(1.7)	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	49.6	9.9	15.1	—	74.6
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	0.1	0.1	—	0.2
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2.3)	3.7	0.5	—	1.9
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	(0.1)	0.7	1.0	—	1.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$(2.4)	$4.4	$1.5	$—	$3.5

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the three months ended March 31, 2008 and 2007. Also discussed is our financial position as of March 31, 2008. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” “Neenah” or the “Company” are intended to mean Neenah Paper, Inc. and its consolidated subsidiaries.

 (Tabular amounts in millions, except as noted)

Executive Summary

During 2007 and 2006, we completed several complementary initiatives in line with our strategy to transition to a premium paper and technical products company: (1) we sold 500,000 acres of woodlands in Nova Scotia, (2) we divested our Terrace Bay pulp operations, (3) we acquired the German technical and specialty paper business of FiberMark, Inc. and (4) we purchased Fox River Paper Company (“Fox River”).

In February 2008, we committed to a plan to sell our Pictou pulp mill (the “Pictou Mill”) and approximately 500,000 acres of woodland assets in Nova Scotia (the “Woodlands”). We believe it is probable that a sale of the Pictou Mill and the Woodlands will occur in two separate transactions and that both transactions will be completed within 12 months.  We expect to incur a substantial loss on the sale of the Pictou Mill (see, “Results of Discontinued Operations” below) and recognize a substantial gain on the sale of the Woodlands. Upon consummation of the sales of the Pictou Mill and the Woodlands, we will have completely divested our pulp manufacturing operations and the revenues of our remaining businesses will be almost evenly divided between fine paper and technical products. In addition, we will have significantly changed the profile of our company by eliminating our pulp operations in favor of higher growth, more profitable and less capital-intensive specialty paper businesses, and reducing our exposure to cyclicality in pulp prices and fluctuations in exchange rates.

Results of Continuing Operations

For the three months ended March 31, 2008, our consolidated net sales increased approximately $33 million from the prior year period to $205.6 million. The increase was primarily due to incremental fine paper volume from the acquisition of Fox River in March 2007 and favorable currency translation effects due to the strengthening of the Euro versus the U.S. dollar. Our consolidated operating income of $17.9 million for the three months ended March 31, 2008 decreased $1.5 million compared to the prior year primarily due to manufacturing input cost increases that were in excess of our ability to increase selling prices. In addition, the benefits of additional fine paper volume related to the acquisition of Fox River have been mitigated due to the aforementioned manufacturing input cost increases, selling a less favorable mix of products and costs related to the integration of Fox River.

Results of Discontinued Operations

For the three months ended March 31, 2008, net sales of discontinued operations of $50.8 million decreased $1.2 million from the comparable prior year period.  The unfavorable comparison was primarily due to lower sales volume that was partially offset by higher market prices for softwood pulp.

For the three months ended March 31, 2008, we incurred a pre-tax loss from discontinued operations of $131.8 million compared to pre-tax income of $7.4 million in the prior year period.  The pre-tax loss in the current quarter was primarily due to recognition of a non-cash charge of $90.5 million to write–off the long-lived assets of the Pictou Mill.  In addition, we recognized a pre-tax loss of $39.5 million for the estimated loss on disposal of the Pictou Mill.  Excluding the impairment charge and the estimated loss on disposal, the pre-tax loss from operations for the three months ended March 31, 2008 was $1.8 million compared to pre-tax income of $7.4 million in the prior year.  The unfavorable comparison to the prior year was primarily due to higher fiber and other input costs and unfavorable currency translations effects, partially offset by higher softwood pulp prices.

In conjunction with the sale of the Pictou Mill, we expect the purchaser to assume responsibility for all pension and other post-employment benefit obligations for active and retired employees of the mill.  We will account for the transfer of these liabilities as a settlement of post-employment benefit obligations pursuant to Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”  Upon closing the sale of the Pictou Mill, we expect to record a non-cash, pre-tax settlement loss of approximately $55 million to recognize adjustments related to pensions and other post-employment benefits recorded in accumulated other comprehensive income.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, income before interest and income taxes (which we refer to as “operating income”) and other information relevant to an understanding of our results of operations for the three months ended March 31, 2008 and 2007.

Analysis of Net Sales—Three Months Ended March 31, 2008 and 2007

The following table presents net sales by segment, expressed as a percentage of total net sales before the elimination of intersegment sales:

	Three Months Ended March 31,
	2008	2007
Fine Paper	47%	42%
Technical Products	53%	58%
Total	100%	100%

The following table presents our net sales by segment for the periods indicated:

	Three Months Ended March 31,
	2008	2007
Net sales
Fine Paper	$97.0	$72.3
Technical Products	108.6	100.7
Intersegment sales	—	(0.3)
Consolidated	$205.6	$172.7

Commentary:

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

	Change in Net Sales Compared to Prior Period
		Change Due To
	Total Change	Volume	Average Net Price	Currency
Fine Paper	$24.7	$27.4	$(2.7)	$—
Technical Products	7.9	(5.0)	3.6	9.3
Intersegment sales	0.3	0.3	—	—
Consolidated	$32.9	$22.7	$0.9	$9.3

Consolidated net sales of $205.6 million in the three months ended March 31, 2008 were $32.9 million higher than the prior year period primarily due to increased volume in our fine paper business due to the acquisition of Fox River in March 2007 and favorable currency translation effects due to the strengthening of the Euro versus the U.S. dollar.

•                  Net sales in our fine paper business of $97.0 million increased $24.7 million or 34 percent primarily due to the acquisition of Fox River.  The overall increase in sales was due to a 37 percent gain in volumes, partially offset by a three percent decline in average net price. The decline in average net price reflected increased selling prices for most products that were more than offset by a less favorable mix. The less favorable mix was due to selling a higher proportion of lower priced grades, including Fox River grades, and reduced sales of certain higher priced branded products, reflecting weaker economic conditions and a market decline of approximately four percent in the first quarter of 2008 for uncoated free sheet papers.

•                  Net sales in our technical products business of $108.6 million increased $7.9 million or 8 percent, primarily due to favorable currency effects and higher net prices that were partly offset by lower volumes for certain products. Net prices increased approximately three and one half percent on average due to higher selling prices and a more favorable mix. The mix reflected an increased proportion of sales of higher priced products such as filtration, abrasives and wall covering.  Volumes declined partly due to weaker economic conditions impacting certain markets, intentional reductions in products that did not meet internal profitability thresholds, as well as lower Tape sales as a result of the strengthening of the Euro.

The following table sets forth line items from our condensed consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended March 31,
	2008	2007

Net sales	100.0%	100.0%
Cost of products sold	83.4	79.4
Gross profit	16.6	20.6
Selling, general and administrative expenses	10.3	9.9
Other income - net	(2.4)	(0.5)
Operating income	8.7	11.2
Interest expense-net	3.0	3.4
Income from continuing operations before income taxes	5.7	7.8
Provision for income taxes	1.6	2.0
Income from continuing operations	4.1%	5.8%

Analysis of Operating Income —Three Months Ended March 31, 2008 and 2007

The following table sets forth our operating income by segment for the periods indicated:

	Three Months Ended March 31,
	2008	2007
Operating income
Fine Paper	$10.0	$12.4
Technical Products	8.1	10.2
Unallocated corporate costs (a)	(0.2)	(3.2)
Consolidated	$17.9	$19.4

(a)          Includes a gain of $4.3 million from the settlement of certain employee benefit liabilities.

Commentary:

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

	Change in Operating Income Compared to Prior Period
		Change Due To
	Total Change	Volume	Net Price (a)	Material Costs (b)	Currency	Other (c)
Fine Paper	$(2.4)	$8.8	$(6.6)	$(1.9)	$—	$(2.7)
Technical Products	(2.1)	(1.1)	1.2	(2.3)	0.7	(0.6)
Unallocated corporate costs	3.0	—	—	—	—	3.0
Consolidated	$(1.5)	$7.7	$(5.4)	$(4.2)	$0.7	$(0.3)

(a)   Includes changes in selling price and changes in product mix.

(b)   Includes price changes for raw materials and energy.

(c)   Includes other materials, manufacturing labor, distribution and selling, general and administrative expenses.

Consolidated operating income of $17.9 million for the three months ended March 31, 2008 decreased $1.5 million compared to 2007 primarily due to increased manufacturing input costs in excess of selling price increases in both businesses and a less favorable mix of products in our fine paper business that largely offset the benefits of increased volume from the acquisition of Fox River.

•                  Operating income for our fine paper business decreased $2.4 million primarily due to higher manufacturing input costs, principally for hardwood pulp, and a less favorable product mix due to selling a higher proportion of lower priced grades, including Fox River grades, and reduced sales of certain higher priced branded products. In addition, results for the first quarter of 2008 included approximately $1.0 million in incremental costs related to the integration of Fox River. These unfavorable factors were only partially offset by increased volume related to the acquisition of Fox River and higher selling prices.

•                  Operating income for our technical products business decreased $2.1 million primarily due to higher manufacturing input costs and lower volume.  The increase in manufacturing input costs primarily reflected higher prices for pulp and latex and increased utility prices in Germany.   These unfavorable factors were partially offset by improved pricing and mix, improved operations at our Munising mill and the favorable translation impact from a stronger Euro relative to the U.S. dollar.

•                  Unallocated corporate expenses decreased by $3.0 million primarily due to the settlement of certain employee benefit liabilities that we retained following the sale of our Terrace Bay pulp mill that offset increased costs for other corporate expenses.

Additional Statement of Operations Commentary:

•                  Selling, general and administrative (“SG&A”) expenses of $21.2 million for the three months ended March 31, 2008 increased $4.1 million from the prior year period primarily due to direct added costs for Fox River. For the three months ended March 31, 2008, SG&A expense as a percentage of sales was approximately 10 percent and was marginally higher than the prior year period.

•                  For the three months ended March 31, 2008 and 2007, we incurred $6.2 million and $6.0 million, respectively, of net interest expense (including $0.5 million of amortization of debt issuance costs in each period).  The increase in net interest expense was primarily due to higher average borrowings under our bank credit facility, partially offset by lower average interest rates.

•                  The effective tax rate was approximately 27 percent and 25 percent for the three months ended March 31, 2008 and 2007, respectively.  The increase in the effective tax rate was primarily due to the mix of pretax income between tax jurisdictions with different marginal tax rates.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2008	2007
Net cash flow provided by (used in):
Operating activities	$(10.4)	$0.4
Investing activities, including capital expenditures	(6.1)	(73.3)
Capital expenditures	(7.1)	(6.2)
Financing activities	15.6	74.6

Operating Cash Flow Commentary:

•                  Cash used in operating activities of $10.4 million for the three months ended March 31, 2008 was $10.8 million unfavorable to cash provided by operating activities of $0.4 million in the prior year. This unfavorable comparison to the prior year was primarily due to operating losses from pulp operations in the first quarter of 2008, compared to income in the first quarter of 2007, and due to a $5.0 million payment to settle litigation related to Terrace Bay post employment benefits.

Investing Commentary:

•                  For the three months ended March 31, 2008, cash used in investing activities was $6.1 million, a decrease of $67.2 million versus the prior year period.  The decrease in cash used was primarily due to spending of $55.1 million for the acquisition of Fox River in 2007 and a $10 million use of restricted cash associated with capital expansion projects in Germany in the first quarter of 2007.  Capital spending for the first three months of 2008 was $7.1 million compared to spending of $6.2 million in the comparable prior year period.  Planned capital expenditures levels for 2008 have been reduced from approximately $45 million to $35 million due to the expectation of lower spending as a result of the sale of the Pictou Mill and current forecasts within our other businesses.  These capital expenditures are not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

Financing Commentary:

•                 Our liquidity requirements are being provided by cash generated from operations, short- and long-term borrowings and proceeds from asset sales. Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of March 31, 2008, we had $89.2 million outstanding under our revolving credit facility, outstanding letters of credit of $1.6 million and $85.8 million of available credit.

•                 In the three months ended March 31, 2008, we paid approximately $9.6 million to purchase shares of common stock in connection with a reverse/forward split of issued and outstanding shares of common stock.

•                 In the three months ended March 31, 2008 additional net borrowings on our revolving credit facility were $23.0 million primarily to finance our increased investment in operating working capital and the reverse/forward split of common stock.  In the three months ended March 31, 2007, borrowings increased $73.3 million, principally to finance the Fox River acquisition.

•                 We paid cash dividends of $0.10 per share or $1.5 million in each of the three months ended March 31, 2008 and 2007.

Management believes that our ability to generate cash from operations and our borrowing capacity under our bank credit agreement are adequate to fund working capital, capital spending and other cash needs for the next 12 months. Our ability to generate adequate cash from operations beyond 12 months, however, will depend on, among other things, our ability to successfully (i) implement our business strategies, (ii) integrate and achieve expected synergies from our Neenah Germany and Fox River acquisitions, (iii) implement other cost cutting initiatives, and (iv) dispose of the Pictou Mill and the Woodlands. We can give no assurance that we will be able to successfully implement those strategies, integrate Neenah Germany and Fox River, implement other cost cutting initiatives, or successfully manage our pulp cost and currency exposures.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. We believe that the estimates, assumptions and judgments described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. The critical accounting policies used in the preparation of the consolidated financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regard to estimates used. These critical judgments relate to the timing of recognizing sales revenue, the recoverability of deferred income tax assets, pension benefits and future cash flows associated with impairment testing of long-lived assets. Actual results could differ from these estimates, and changes in these estimates are recorded when known. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition.  There has been no significant change in these policies, or the estimates used in the application of the policies, since our December 31, 2007 year end, except as described below.

Accounting Guidance Adopted in the Three Months Ended March 31, 2008

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurements.  In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not have any assets or liabilities measured at fair value that require disclosure under SFAS 157.  Pursuant to FSP 157-2, we will provide the disclosures required by SFAS 157 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis beginning January 1, 2009.

On January 1, 2008, we adopted  Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115  (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.  Our adoption of SFAS 159 did not effect our financial position, results of operations or cash flows because we did not elect any new fair value measurements of financial assets or financial liabilities.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

As of March 31, 2008, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Internal Controls over Financial Reporting

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, management’s assessment of our internal control over financial reporting identified the following material weakness in our internal controls over financial reporting:

Controls Over Income Tax Accounting: We did not maintain effective controls over the determination and reporting of the provision for income taxes and related income tax balances. Specifically, the requisite level of skills and resources in accounting for income taxes is inadequate and our procedures for preparing, analyzing, reconciling and reviewing our income tax provision and income tax balance sheet accounts did not provide effective internal control. Spreadsheets supporting the calculation of income tax balances are inadequately controlled and are susceptible to manual input errors.

Despite these control deficiencies, management believes that the consolidated financial statements are fairly stated in all material respects as of and for the year ended December 31, 2007. However, until such control deficiency is remediated, it is reasonably possible that these control deficiencies could result in a material misstatement of the provision for income taxes and related income tax balances in the Company’s annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. Therefore, management has concluded that, as of December 31, 2007, there is a material weakness in internal control over financial reporting as it relates to accounting for income taxes that resulted from a deficiency in the operation of internal control and that such material weakness had not been remediated as of March 31, 2008.

Remediation and Changes in Internal Controls

We have developed and are in the process of implementing remediation plans to address our material weakness. During the three months ended March 31, 2008, the following remedial actions have been put in place:

We have engaged an independent registered public accounting firm to review the preparation and analysis of our income tax provision and our reconciliations of income tax balance sheet accounts.  In addition, we utilized a standard spreadsheet template provided by such firm to summarize the components of our income tax provision to improve process controls, reduce the possibility of manual errors and increase the likelihood that any such errors will be identified and corrected during the review process.

We expect that during the second quarter of 2008, responsibility for the preparation and analysis of our income tax provision and the reconciliation of income tax balance sheet accounts will be outsourced to this independent registered public accounting firm and management will have responsibility for reviewing such work.

Other than as described above, there have not been any other changes in our internal control over financial reporting during the three months ended March 31, 2008, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities:

On March 12, 2008, the Company’s shareholders approved a reverse/forward split of the issued and outstanding shares of Common Stock.  The reverse/forward split consisted of a 1-for-50 reverse split of Common Stock followed immediately by a 50-for-1 forward split of Common Stock. Holdings of stockholders with fewer than 50 shares of Common Stock prior to the split would be converted into fractional shares.  Such fractional shares were purchased by the Company for $24.99 per share which was equal to the average closing price per share of the Company’s Common Stock on the New York Stock Exchange on the five days preceding the split.  Stockholders holding 50 or more shares of common stock continued to hold the same number of shares after the forward stock split, and did not receive any cash payment. The Company purchased 360,548 shares of Common Stock at a total cost of $9.4 million including transaction costs.

The following table contains information about our purchases of our equity securities for the three months ended March 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
January 1, 2008 — January 31, 2008	—	$—	—	—
February 1, 2008 — February 29, 2008 (a)	4,474	$26.36	—	—
March 1, 2008 — March 31, 2008	360,548	$24.99	360,548	—

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

Item 4.    Submission of Matters to a Vote of Security Holders

At a special meeting of shareholders on March 12, 2008 the following business was transacted:

Vote to approve a proposal to amend the Company’s Certificate of Incorporation to effect a reverse stock split followed by a forward stock split of the Company’s common stock.

	Number of Shares For	Number of Shares Against	Number of Shares Abstain
Amendment to the certification of incorporation to effect a reverse stock split followed by a forward stock split of the Company’s common stock	13,918,808	195,343	38,543

Item 6.  Exhibits

Exhibit Number	Exhibit

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

May 8, 2008