Form 10-Q
period 2008-06-30
Neenah Paper Inc
filed 2008-08-11
CIK 1296435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☐   No ☒

As of July 31, 2008, there were 14,592,824 shares of the Company’s common stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$194.5	$206.1	$400.1	$378.8
Cost of products sold	165.6	168.7	337.0	305.9
Gross profit	28.9	37.4	63.1	72.9
Selling, general and administrative expenses	17.6	21.1	38.8	38.2
Other income - net	(2.9)	(1.9)	(7.8)	(2.9)
Operating income	14.2	18.2	32.1	37.6
Interest expense - net	6.1	6.6	12.3	12.6
Income from continuing operations before income taxes	8.1	11.6	19.8	25.0
Provision for income taxes	1.9	4.2	5.1	7.5
Income from continuing operations	6.2	7.4	14.7	17.5
Loss from discontinued operations	(30.6)	(4.8)	(112.0)	(0.2)
Net income (loss)	$(24.4)	$2.6	$(97.3)	$17.3

Earnings (Loss) Per Common Share
Basic
Continuing operations	$0.43	$0.50	$1.00	$1.18
Discontinued operations	(2.10)	(0.32)	(7.62)	(0.01)
	$(1.67)	$0.18	$(6.62)	$1.17
Diluted
Continuing operations	$0.42	$0.49	$0.99	$1.16
Discontinued operations	(2.08)	(0.32)	(7.55)	(0.02)
	$(1.66)	$0.17	$(6.56)	$1.14

Weighted Average Common Shares Outstanding (in thousands)
Basic	14,591	14,857	14,707	14,835
Diluted	14,707	15,221	14,839	15,124
Cash Dividends Declared Per Share of Common Stock	$0.10	$0.10	$0.20	$0.20

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS

Current Assets
Cash and cash equivalents	$1.8	$2.4
Accounts receivable (less allowances of $1.8 million and $2.1 million)	125.3	145.4
Inventories	99.2	110.6
Other receivables	10.7	9.7
Income taxes receivable	12.5	0.6
Deferred income taxes (Note 5)	57.7	1.9
Prepaid and other current assets (Note 4)	19.1	19.6
Assets held for sale—discontinued operations	5.5	—
Total Current Assets	331.8	290.2
Property, Plant and Equipment, at cost	591.4	925.1
Less accumulated depreciation	249.0	492.8
Property, plant and equipment—net	342.4	432.3
Deferred Income Taxes	34.4	55.4
Goodwill	114.8	106.6
Intangible Assets—net	35.0	33.6
Other Assets	9.5	14.7
TOTAL ASSETS	$867.9	$932.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Debt payable within one year	$19.4	$10.9
Accounts payable	77.6	86.9
Accrued salaries and employee benefits	20.1	34.2
Accrued income taxes	15.4	13.7
Accrued expenses	19.5	24.2
Liabilities related to discontinued operations	17.4	—
Total Current Liabilities	169.4	169.9
Long-term Debt	342.5	321.2
Deferred Income Taxes	32.2	30.4
Noncurrent Employee Benefits	83.6	109.9
Other Noncurrent Obligations	11.3	13.4
TOTAL LIABILITIES	639.0	644.8
Commitments and Contingencies (Note 13)
TOTAL STOCKHOLDERS’ EQUITY	228.9	288.0
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$867.9	$932.8

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$(97.3)	$17.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20.8	22.0
Stock-based compensation	2.0	3.5
Excess tax benefit from stock-based compensation	—	(0.6)
Deferred income tax benefit	(56.8)	(1.1)
Gain on curtailment of post employment benefit plan	(4.3)	—
Gain on sale of woodlands	—	(2.9)
Asset impairment loss (Note 5)	91.2	—
Loss on disposal - transfer of the Pictou Mill (Note 5)	29.7	—
Loss on disposal - transfer of the Pictou Mill post-employment benefit plans (Note 5)	53.7	—
(Gain) loss on asset dispositions	(2.9)	0.1
Increase in working capital, net of effects of acquisitions	(28.0)	(16.8)
Pension and other post-employment benefits	(6.5)	0.1
Other	(0.9)	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	0.7	21.6
INVESTING ACTIVITIES
Capital expenditures	(17.8)	(23.6)
Increase in restricted cash	—	(5.6)
Acquisition cost of Fox River, net of cash acquired	—	(55.3)
Additional acquisition cost of Neenah Germany	—	(1.5)
Payment in conjunction with transfer of the Pictou Mill	(2.7)	—
Proceeds from asset sales (Note 4)	3.2	—
Other	0.3	0.3
NET CASH USED IN INVESTING ACTIVITIES	(17.0)	(85.7)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	33.0	74.8
Debt issuance costs	—	(0.7)
Repayments of long-term debt	(14.6)	(11.9)
Short-term borrowings	11.6	4.8
Repayments of short-term debt	(1.7)	(4.7)
Share purchases (Note 12)	(9.4)	—
Cash dividends paid	(3.0)	(3.0)
Proceeds from exercise of stock options	—	3.6
Excess tax benefit from stock-based compensation	—	0.6
Other	(0.2)	(0.1)
NET CASH PROVIDED BY FINANCING ACTIVITIES	15.7	63.4
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	0.2
NET DECREASE IN CASH AND CASH EQUIVALENTS	(0.6)	(0.5)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2.4	1.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1.8	$1.1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest expense capitalized	$11.4	$11.9
Cash paid during period for income taxes	$0.8	$3.8
Non-cash investing activities:
Liability for equipment acquired	$2.2	$3.8

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

The fine paper business is a leading producer of premium writing, text, cover and specialty papers used in corporate identity packages, corporate annual reports, invitations, personal stationery and high-end packaging for point of sale advertising. The technical products business is a leading producer of transportation and other filter media, durable, saturated and coated substrates for a variety of end uses; and nonwoven wall coverings. The pulp business primarily produces northern bleached softwood kraft pulp used by paper mills to manufacture tissue, printing and writing papers.  At the time of the Spin-Off, the pulp business consisted of pulp mills in Terrace Bay, Ontario and Pictou, Nova Scotia and the related woodlands (including 1,000,000 acres in Nova Scotia).

In June 2006, the Company’s wholly owned subsidiary, Neenah Paper Company of Canada (“Neenah Canada”) sold approximately 500,000 acres of woodlands in Nova Scotia for proceeds of $139.1 million (proceeds net of transaction costs were $134.8 million). The woodlands sale agreement included a fiber supply agreement to secure a source of fiber for the Company’s Pictou pulp mill. See Note 5, “Discontinued Operations—Sale of Woodlands in 2006.”

In August 2006, Neenah Canada transferred the Terrace Bay, Ontario pulp mill and related woodlands operations (“Terrace Bay”) to certain affiliates of Buchanan Forest Products Ltd. (“Buchanan”). Buchanan acquired substantially all of the assets of Terrace Bay and assumed responsibility for substantially all of the liabilities related to its future operation.  The results of operations of Terrace Bay are reported as discontinued operations on the condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007.  See Note 5, “Discontinued Operations—Transfer of Terrace Bay.”

In October 2006, the Company purchased the stock of FiberMark Services GmbH & Co. KG and the stock of FiberMark Beteiligungs GmbH (collectively, “Neenah Germany”).  Neenah Germany was acquired from FiberMark, Inc. (“FiberMark”) and FiberMark International Holdings LLC for $220.1 million in cash (net of cash acquired). The transaction was financed from available cash and debt drawn against the Company’s existing revolving credit facility. The Neenah Germany assets consist of two mills located near Munich, Germany and a third mill near Frankfurt, Germany, that produce a wide range of products, including transportation and other filter media, nonwoven wall coverings, masking and other tapes, abrasive backings, and specialized printing and coating substrates. The results of Neenah Germany are being reported as part of the Company’s Technical Products segment.

In March 2007, the Company acquired the stock of Fox Valley Corporation and its subsidiary, Fox River Paper Company, LLC (collectively, “Fox River”) for approximately $54.7 million in cash (net of cash acquired). The transaction was financed from available cash and debt drawn against the Company’s existing revolving credit facility. At the time of the acquisition, the Fox River assets consisted of four U.S. paper mills and various related assets. The results of Fox River are being reported as part of the Company’s Fine Paper segment and have been included in the Company’s consolidated financial results since the acquisition date. See Note 4, “Acquisitions,” for a summary of the allocation of the purchase price to the fair value of assets acquired and liabilities assumed, and a description of certain post-acquisition restructuring activities.

In February 2008, the Company committed to a plan to sell its pulp mill in Pictou, Nova Scotia (the “Pictou Mill”) and approximately 500,000 acres of woodland assets in Nova Scotia (the “Woodlands”).  In June 2008, Neenah Canada completed the sale of the Pictou Mill to Northern Pulp Nova Scotia Corporation (“Northern Pulp”), a new operating company jointly owned by Atlas Holdings LLC and Blue Wolf Capital Management LLC.  At closing, Neenah Canada made a payment of $1.8 million to Northern Pulp. Neenah Canada will make a second and final payment to Northern Pulp of approximately $8.7 million (which is net of an estimated $1.3 million favorable working capital settlement) in the third quarter of 2008. Pursuant to the terms of the transaction, Northern Pulp assumed all of the assets and liabilities associated with the Pictou Mill, as well as existing customer contracts, supply agreements, labor agreements and pension obligations. The sale excluded the Woodlands.

Management believes it is probable that the sale of the Woodlands will be completed within 12 months.  As of June 30, 2008, the assets and liabilities of the Woodlands are reported as assets held for sale—discontinued operations and liabilities related to discontinued operations, respectively, on the condensed consolidated balance sheet.  For the three and six months ended June 30, 2008, the results of operations of the Pictou Mill and the Woodlands and the loss on disposal of the Pictou Mill are reported as discontinued operations in the condensed consolidated statements of operations. The consolidated results of operations for all prior periods have been restated to reflect the results of operations of the Pictou Mill and the Woodlands as discontinued operations.  See Note 5, “Discontinued Operations—Sale of the Pictou Mill and the Woodlands.”

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

Earnings (Loss) per Share (“EPS”)

Basic earnings (loss) per share (“EPS”) was computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the three and six months ended June 30, 2008 and 2007.  Diluted EPS was calculated to give effect to all potentially dilutive common shares using the “Treasury Stock” method. Outstanding stock options, restricted shares, restricted stock units and restricted stock units with performance conditions represent the only potentially dilutive effects on the Company’s weighted-average shares.  For the three and six months ended June 30, 2008, approximately 1,550,000 and 1,420,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares.  For the three and six months ended June 30, 2007, approximately 85,000 and 195,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares.

The following table presents the computation of basic and diluted shares of common stock used in the computation of EPS (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted-average basic shares outstanding	14,591	14,857	14,707	14,835
Add: Assumed incremental shares under stock compensation plans	116	364	132	289

Assuming dilution	14,707	15,221	14,839	15,124

Note 2.  Accounting Standard Changes

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets”
(“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  The Company is reviewing FSP 142-3 and is unable to estimate the impact on its financial position, results of operations or cash flows.

Note 3.  Comprehensive Income (Loss)

Comprehensive income (loss) includes, in addition to net income (loss), gains and losses recorded directly into a separate section of stockholders’ equity on the condensed consolidated balance sheet. These gains and losses are referred to as other comprehensive income items. Accumulated other comprehensive income (loss) consists of foreign currency translation gains and (losses), deferred gains and (losses) on cash flow hedges, and adjustments related to pensions and other post-employment benefits. Income taxes are not provided for foreign currency translation adjustments because they relate to indefinite investments in Neenah Germany. The Company also does not provide income taxes for foreign currency translation adjustments for its Canadian pulp operations.  For the three and six months ended June 30, 2008, the Company did not record the deferred tax consequences that may result if funds are repatriated upon the expected disposal of the Woodlands because a reasonable estimate of the impact could not be made. As of June 30, 2008 and December 31, 2007, accumulated other comprehensive income was $147.3 million and $98.5 million, respectively.

The following table presents the components of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(24.4)	$2.6	$(97.3)	$17.3
Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss)	(0.6)	12.5	17.4	16.3
Adjustments to pension and other post-employment benefit liabilities (a)	34.0	0.6	31.7	1.0
Deferred gain (loss) on cash flow hedges	—	1.5	(0.3)	1.3
Total other comprehensive income	33.4	14.6	48.8	18.6

Comprehensive income (loss)	$9.0	$17.2	$(48.5)	$35.9

(a)

In connection with the sale of the Pictou Mill, Northern Pulp assumed responsibility for Neenah Canada’s Nova Scotia, Canada defined benefit pension plan (the “Nova Scotia Plan”). As a result, the Company reclassified approximately $53.7 million ($33.2 million after income taxes) in deferred adjustments related to pensions and other post-employment benefits to loss from discontinued operations on the condensed consolidated statement of operations. See Note 5, “Discontinued Operations—Sale of the Pictou Mill and the Woodlands.”

Note 4.  Acquisitions

In March 2007, the Company acquired the stock of Fox River for $54.7 million in cash (net of cash acquired). Included in the cost of the acquisition were amounts for the repayment of debt, the payment of deferred employee compensation obligations of the acquired companies and fees and expenses directly related to the acquisition. The transaction was financed from available cash and debt drawn against the Company’s existing revolving credit facility. At the time of the acquisition, the Fox River assets consisted of four U.S. paper mills and various related assets, producing premium fine papers with well-known brands including STARWHITE®, SUNDANCE®, ESSE® and OXFORD®. The results of Fox River are reported as part of the Company’s Fine Paper segment and have been included in the Company’s consolidated financial results since the acquisition date.

In May 2007, the Company closed the former Fox River fine paper mill located in Housatonic, Massachusetts (the “Housatonic Mill”). In September 2007, the Company ceased manufacturing operations at the former Fox River fine paper mill located in Urbana, Ohio (the “Urbana Mill”). Converting operations at the Urbana Mill were phased out during the first quarter of 2008. The Company also closed a Fox River distribution center located in Neenah, Wisconsin during the second quarter of 2008. The closures of the Housatonic Mill and the Urbana Mill allowed the Company to maximize cost efficiencies by shifting fine paper manufacturing to utilize available capacity at its other fine paper mills.  For the three and six months ended June 30, 2008, the Company recognized a gain of approximately $3.0 million from the sale of the land and buildings at the Urbana Mill and certain real property at the Housatonic Mill.  The remaining long-lived assets of the Housatonic Mill and the Urbana Mill and the distribution center are classified as assets held for sale and recorded on the condensed consolidated balance sheet in prepaid and other current assets.  Assets held for sale are valued at the lower of cost (which was fair value at acquisition for the Fox River assets) or fair value less cost to sell.  As of June 30, 2008, the remaining assets of the Housatonic Mill, the Urbana Mill and the distribution center held for sale are reported at their aggregate cost of $7.1 million.

As of June 30, 2008, the Company had also substantially completed the process of terminating certain Fox River sales and administrative employees whose jobs were eliminated as the acquired Fox River business was integrated with the Company’s existing fine paper business. Approximately 318 former hourly and salaried employees at the Housatonic Mill and the Urbana Mill, and Fox River sales and administrative employees have or will receive severance benefits in conjunction with the previously described closure and integration activities.  All the previously described integration activities were components of the Company’s plan to exit certain activities of the acquired Fox River business and were accounted for in accordance with Emerging Issues Task Force Issue 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”).

The total cost of the Fox River acquisition has been allocated to the assets acquired and liabilities assumed by the Company in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”). The Company did not acquire any in-process research and development assets as part of the acquisition.  The following table summarizes the final allocation of the purchase price to the estimated fair value of the Fox River assets acquired and liabilities assumed at March 1, 2007:

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

The liabilities in the preceding table include approximately $12.4 million for the cost of post-acquisition exit activities that the Company recognized in accordance with EITF 95-3. As of June 30, 2008, approximately $4.9 million in severance benefits had been paid to 315 former Fox River employees and severance benefits due to three former Fox River employees remained unpaid.  The severance benefits for former Fox River employees include benefits that will be paid over a period of 18 to 36 months from the date of acquisition pursuant to the terms of employment agreements with certain former Fox River executives. As of June 30, 2008, approximately $1.3 million had been paid under such agreements and approximately $0.9 million remained to be paid. The Company expects the payment of all other severance benefits to be substantially completed by December 31, 2008. The following table presents the status of post-acquisition restructuring liabilities as of and for the six months ended June 30, 2008:

	Severance benefits	Contract termination costs	Environmental clean-up and monitoring	Total
Post acquisition exit costs	$6.4	$4.9	$1.2	$12.5
Payments for the year ended December 31, 2007	(3.1)	(1.5)	(0.2)	(4.8)
Post acquisition exit costs at December 31, 2007	3.3	3.4	1.0	7.7
Adjustments to finalize exit plan	(0.2)	0.1	—	(0.1)
Payments for the six months ended June 30, 2008	(1.8)	(1.0)	(0.1)	(2.9)
Amounts recognized in income	—	(0.4)	(0.1)	(0.5)

Post acquisition exit costs at June 30, 2008	$1.3	$2.1	$0.8	$4.2

Note 5.  Discontinued Operations

Sale of the Pictou Mill and the Woodlands

In February 2008, the Company committed to a plan to sell the Pictou Mill and the Woodlands.  In June 2008, Neenah Canada completed the sale of the Pictou Mill to Northern Pulp, a new operating company jointly owned by Atlas Holdings LLC and Blue Wolf Capital Management LLC.  At closing, Neenah Canada made a payment of $1.8 million to Northern Pulp. In addition, the Company paid approximately $0.9 million of transaction costs at closing. Neenah Canada will make a second and final payment to Northern Pulp of approximately $8.7 million (which is net of an estimated $1.3 million favorable working capital settlement) in the third quarter of 2008. Pursuant to the terms of the transaction, Northern Pulp assumed all of the assets and liabilities associated with the Pictou Mill, as well as existing customer contracts, supply agreements (including the Pulp Supply Agreement, as defined below, with Kimberly-Clark), labor agreements and pension obligations. The sale excluded the Woodlands.

In conjunction with the sale of the Pictou Mill, the Company entered into a stumpage agreement (the “Stumpage Agreement”) which allows Northern Pulp to harvest an average of approximately 400,000 metric tons of softwood timber annually from the Woodlands. The Stumpage Agreement is for a term of ten years and Northern Pulp has the option to extend the agreement for an additional three years.  For calendar year 2008, Northern Pulp will pay a nominal amount for approximately 236,000 metric tons of softwood timber harvested under the Stumpage Agreement.  As a result, the Company recorded $2.8 million in deferred revenue for the estimated fair value of the timber to be harvested by Northern Pulp in calendar 2008.  The loss on transfer of the Pictou Mill was increased by an amount equal to such deferred revenue.  For timber purchases during calendar year 2009, Northern Pulp will pay the then current stumpage rate charged by the Nova Scotia provincial government for harvesting on government licensed lands. The price paid for timber purchases during the remainder of the Stumpage Agreement will be based on an agreed upon index.   The Company believes the Stumpage Agreement prices for calendar year 2009 and beyond represent market rates.  Northern Pulp will pay all costs associated with maintaining the Woodlands and harvesting the timber.  An agreement to sell the Woodlands will require the buyer to assume the Stumpage Agreement.

During the first quarter of 2008, the Company determined that the estimated value it would receive from a sale of the Pictou Mill indicated that it would not recover the carrying value of the mill’s long-lived assets.  As a result, for the three and six months ended June 30, 2008, the Company recognized non-cash, pre-tax impairment charges of $0.7 million and $91.2 million, respectively, to write-off the carrying value of the Pictou Mill’s long-lived assets. In addition, for the three and six months ended June 30, 2008, the Company recorded pre-tax income (expense) of $9.8 million and ($29.7 million), respectively, to recognize the loss on disposal of the Pictou Mill.

In conjunction with the sale of the Pictou Mill, Northern Pulp assumed responsibility for all pension and other post-employment benefit obligations for active and retired employees of the mill.  The Company accounted for the transfer of these liabilities as a settlement of post-employment benefit obligations pursuant to Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”  For the three and six months ended June 30, 2008, the Company recognized a non-cash, pre-tax settlement loss of $53.7 million due to the reclassification of deferred adjustments related to pensions and other post-employment benefits from accumulated other comprehensive income to loss from discontinued operations in the condensed consolidated statement of operations.

Management believes that it is probable that the sale of the Woodlands will be completed within 12 months.  As of June 30, 2008, the assets and liabilities of the Woodlands are reported as assets held for sale—discontinued operations and liabilities related to discontinued operations, respectively, on the condensed consolidated balance sheet.  For the three and six months ended June 30, 2008, the results of operations of the Pictou Mill and the Woodlands and the loss on disposal of the Pictou Mill are reported as discontinued operations in the condensed consolidated statements of operations. The consolidated results of operations for all prior periods have been restated to reflect the results of operations of the Pictou Mill and the Woodlands as discontinued operations.  Assets held for sale are valued at the lower of cost or fair value less cost to sell.  As of June 30, 2008, the assets of the Woodlands are reported at their historic book cost of $4.0 million.

Transfer of Terrace Bay

In August 2006, Neenah Canada transferred Terrace Bay to Buchanan.  Buchanan assumed responsibility for substantially all liabilities related to the future operation of Terrace Bay. At closing, Neenah Canada retained pension and long-term disability obligations for current and former mill employees and post-employment medical and life insurance obligations for current retirees.  During the first quarter of 2008, Neenah Canada paid approximately $5.0 million to settle litigation related to the reduction and/or elimination of certain retiree benefits following Neenah Canada’s transfer of Terrace Bay to Buchanan.  In conjunction with the settlement, Neenah Canada agreed to continue certain retiree life insurance benefits at a reduced rate in the future.  As a result of the settlement, for the six months ended June 30, 2008, Neenah Canada recorded a curtailment gain of approximately $4.3 million which is recorded in other income-net on the condensed consolidated statement of operations.

As a closing condition of the agreement to transfer Terrace Bay to Buchanan, Neenah Canada initiated plans to curtail and settle its Ontario, Canada defined benefit pension plan (the “Ontario Plan”). In December 2007, the Ontario Plan was terminated and all outstanding pension obligations for active employees were settled through the purchase of annuity contracts or lump-sum payments pursuant to participant elections.

In conjunction with the transfer of Terrace Bay, the Company entered into a pulp manufacturing agreement (the “Pulp Manufacturing Agreement”) with Terrace Bay Pulp Inc. (“TBPI”).  Pursuant to the Pulp Manufacturing Agreement, the Company agreed to sell pulp manufactured by TBPI at Terrace Bay to satisfy the Company’s supply obligations under an amended and restated pulp supply agreement with Kimberly-Clark (as amended and restated, the “Pulp Supply Agreement”). The price paid by the Company under the Pulp Manufacturing Agreement equalled the price paid by Kimberly-Clark pursuant to the Pulp Supply Agreement. TBPI agreed to perform substantially all of the Company’s obligations under the Pulp Supply Agreement and, together with three of its affiliated companies, to indemnify and hold the Company harmless for any claims arising from TBPI’s failure to so perform.

For the three and six months ended June 30, 2008 and 2007, the Company did not recognize revenue or cost in its condensed consolidated statement of operations for pulp manufactured by TBPI for sale to Kimberly-Clark.  The Company receives payments from Kimberly-Clark for Kimberly-Clark’s purchases of pulp from TBPI and immediately remits such payments to TBPI.  In general, Kimberly-Clark pays for such pulp purchases in approximately 45 days from receipt of the product.  As of June 30, 2008, the Company had a receivable from Kimberly-Clark for $20.9 million recorded in accounts receivable, net, $1.3 million of cash received from Kimberly-Clark that had not been remitted to Buchanan recorded in cash and cash equivalents and a $22.2 million payable to TBPI recorded in accounts payable on the consolidated balance sheet.

In June 2007, the Company notified Kimberly-Clark of its intention to terminate its obligation to supply pulp from Terrace Bay under the Pulp Supply Agreement effective June 2008.  The Pulp Manufacturing Agreement was terminated contemporaneously with the Terrace Bay portion of the Pulp Supply Agreement in June 2008.

The results of operations of the Pictou Mill, the Woodlands and Terrace Bay and the loss on sale of the Pictou Mill are reported as discontinued operations in the condensed consolidated statements of operations for each period presented. The following table summarizes the results of discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales, net of intersegment sales (a)	$48.1	$52.0	$98.9	$104.0
Discontinued operations:
Income (loss) from operations
Pictou Mill and the Woodlands (b)	$(8.7)	$(6.6)	$(101.0)	$1.6
Terrace Bay	(0.2)	(1.2)	(0.2)	(2.0)
Loss from operations	(8.9)	(7.8)	(101.2)	(0.4)

Gain (loss) on disposal (c)	9.8	—	(29.7)	—
Loss on settlement of post-employment benefit plans	(53.7)	—	(53.7)	—
Loss on disposal	(43.9)	—	(83.4)	—
Loss before income taxes	(52.8)	(7.8)	(184.6)	(0.4)
Benefit for income taxes	22.2	3.0	72.6	0.2

Loss from discontinued operations	$(30.6)	$(4.8)	$(112.0)	$(0.2)

(a)         Represent net sales of the Pictou Mill and the Woodlands only.

(b)        For the three and six months ended June 30, 2008, the loss from operations includes non-cash, pre-tax impairment charges of $0.7 million and $91.2 million, respectively, to write-off the carrying value of the Pictou Mill’s long-lived assets.

(c)         The gain on disposal for the three months ended June 30, 2008 represents an adjustment of the previously estimated loss on sale of the Pictou Mill to the actual loss recognized upon closing the transaction.  The adjustment to the estimated loss was primarily due to the recognition of costs associated with scheduled maintenance downtime which occurred prior to closing.

The following table summarizes assets held for sale and liabilities related to discontinued operations:

June 30, 2008
Current Assets
Other receivables	$1.5
The Woodlands	4.0
Assets Held for Sale - Discontinued Operations	$5.5
Current Liabilities
Accounts payable	$5.9
Accrued expenses	2.8
Payable to Northern Pulp	8.7
Liabilities related to discontinued operations	$17.4

As of June 30, 2008, the deferred tax consequences related to the Woodlands are reported as current deferred income taxes on the condensed consolidated balance sheet to conform to the classification of the assets and liabilities of discontinued operations as current assets and liabilities.

Sale of Woodlands in 2006

In June 2006, Neenah Canada sold approximately 500,000 acres of woodlands in Nova Scotia to Atlantic Star Forestry LTD and Nova Star Forestry LTD (collectively, the “Purchaser”) for proceeds of $139.1 million (proceeds net of transaction costs were $134.8 million). Neenah Canada received the total proceeds from the sale in cash at closing. Neenah Canada also entered into a fiber supply agreement (the “FSA”) with the Purchaser to secure a source of fiber for the Pictou Mill. Following the sale, Neenah Canada had approximately 500,000 acres of owned and 200,000 acres of licensed or managed woodlands in Nova Scotia, Canada. Neenah Canada transferred the FSA to Northern Pulp in conjunction with the sale of the Pictou Mill. Neenah Canada’s rights to harvest timber on the 200,000 acres of licensed or managed lands in Nova Scotia were also transferred to Northern Pulp as part of the sale.

The sale qualified for gain recognition under the “full accrual method” described in Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate (“SFAS 66”).  Neenah Canada’s commitment to accept acreage offered by the Purchaser to satisfy the timber requirements for the first 18 months of the FSA represented a “constructive obligation.”  As a result, Neenah Canada deferred approximately $9.1 million of the gain on sale, which represented Neenah Canada’s estimated maximum exposure to loss of profit due to the constructive obligation under the FSA.  For the three and six months ended June 30, 2007, Neenah Canada recognized approximately $1.5 million and $2.9 million, respectively, of such deferred gain.  As of December 31, 2007, the deferral of the gain related to the constructive obligation was fully amortized and no amounts of such deferred gain were recognized for the three and six months ended June 30, 2008.

Note 6.  Risk Management

The Company is exposed to risks such as changes in foreign currency exchange rates and pulp prices. The Company has, from time-to-time, employed a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. The Company has used derivative instruments only for risk management purposes and not for speculation or trading.  All foreign currency derivative instruments were either exchange traded or entered into with major financial institutions. Credit risk with respect to the counterparties was considered minimal in view of the financial strength of the counterparties. The notional amounts of the Company’s derivative instruments did not represent amounts exchanged by the parties and, as such, were not a measure of exposure to credit loss.  The amounts exchanged were determined by reference to the notional amounts and the other terms of the contracts.

In accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the Company recorded all derivative instruments as assets (included in Prepaid and other current assets and Other Assets) or liabilities (included in Accrued expenses or Other Noncurrent Obligations) on the condensed consolidated balance sheet at fair value. Changes in the fair value of derivative instruments were either recorded in income or other comprehensive income, as appropriate.  Unrealized gains or losses from changes in the fair value of highly effective derivatives designated as cash flow hedges were recorded in accumulated other comprehensive income (loss) in the period that changes in fair value occurred and were reclassified to income in the same period that the hedged item affected income.  As of June 30, 2008, the Company does not have any outstanding derivative instruments.

Pulp Price and Foreign Currency Risk

The operating results, cash flows and financial condition of the Company are subject to pulp price risk. The profitability of the Company’s pulp operations was subject to foreign currency risk because the price of pulp is established in U.S. dollars and the Company’s cost of producing pulp was incurred principally in Canadian dollars. Prior to the sale of the Pictou Mill, the Company used foreign currency forward contracts to manage its foreign currency risks. In addition, the Company used pulp futures contracts to manage its pulp price risks.  The use of these instruments allowed management of this transactional exposure to exchange rate and pulp price fluctuations because the gains or losses incurred on the derivative instruments were intended to offset, in whole or in part, losses or gains on the underlying transactional exposure. (See “Cash Flow Hedges” below). The translation exposure related to the Company’s net investment in its Canadian and German subsidiaries is not hedged.  The Company’s reported operating results are also affected by changes in the Euro exchange rate relative to the U.S. dollar.  The Company’s exposure to such currency translation risk is not hedged.

Cash Flow Hedges

As of June 30, 2008, the Company had no outstanding foreign currency forward exchange contracts. As of December 31, 2007, the Company had outstanding foreign currency forward exchange contracts designated as cash flow hedges of U.S. dollar denominated pulp sales in a notional amount of $3.4 million Canadian dollars. The fair value of the contracts was a current asset of $0.5 million U.S. dollars. For the six months ended June 30, 2008 and for the three and six months ended June 30, 2007, all realized gains and losses on foreign currency forward exchange contracts related to the operations of the Pictou Mill and were recorded in loss from discontinued operations on the condensed consolidated statements of operations.  As of June 30, 2008 and December 31, 2007, the Company had no outstanding pulp future contracts.

For the six months ended June 30, 2008, changes in the fair value of the Company’s derivative instruments were reflected in other comprehensive income.

Foreign Currency Transactions

Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in other (income)—net in the condensed consolidated statements of operations.

The following table presents gains (losses) from the Company’s risk management activities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Gains on foreign currency forward exchange contracts	$—	$2.0	$0.5	$2.6
Loss from foreign currency transactions	(0.2)	(1.2)	—	(1.3)
Net gain (loss) from risk management activities	(0.2)	0.8	0.5	1.3
Less: Amounts related to discontinued operations	(0.2)	1.0	1.3	1.3
Net loss related to continuing operations	$—	$(0.2)	$(0.8)	$—

Note 7.  Inventories

The following presents inventories by major class:

	June 30, 2008	December 31, 2007
Inventories by major class:
Raw materials	$26.0	$26.2
Work in progress	18.3	18.1
Finished goods	62.4	70.2
Supplies and other	2.7	5.7
FIFO value of inventory	109.4	120.2
Excess of FIFO over LIFO cost	(10.2)	(9.6)
Total	$99.2	$110.6

The FIFO values of inventories valued on the LIFO method were $76.7 million and $75.3 million at June 30, 2008 and December 31, 2007, respectively.

Note 8.  Debt

Long-term debt consisted of the following:

	June 30, 2008	December 31, 2007
Senior Notes (7.375% fixed rate) due 2014	$225.0	$225.0
Revolving bank credit facility (variable rates) due 2010	91.6	66.2
Term Loan (variable rates)	16.1	23.1
Neenah Germany project financing (3.8% fixed rate) due in 16 equal semi-annual installments beginning June 2009	15.8	14.6
Neenah Germany revolving line of credit (variable rates)	13.4	3.2
Total debt	361.9	332.1

Less: Debt payable within one year	19.4	10.9

Long-term debt	$342.5	$321.2

Principal Payments

The following table presents the Company’s required debt payments by respective calendar year:

	2008 (a)	2009	2010 (b)	2011	2012	Thereafter (c)	Total
Debt payments	$16.0	$7.0	$102.1	$1.9	$2.0	$232.9	$361.9

(a)          Represents required debt payments for the period July 1, 2008 through December 31, 2008.

(b)         Includes principal payments on the Company’s revolving bank credit facility and outstanding term loan of $91.6 million and $8.6 million, respectively.

(c)          Includes principal payments on the Senior Notes of $225.0 million.

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

Secured Revolving Credit Facility

On November 30, 2004, the Company entered into a Credit Agreement by and among the Company, certain of its subsidiaries, the lenders listed in the Credit Agreement and JP Morgan Chase Bank, N.A. as agent for the lenders (the “Initial Credit Agreement”). Under the Initial Credit Agreement, the Company had a secured revolving credit facility that provided for borrowings of up to $150 million.  The Initial Credit Agreement was secured by substantially all of the Company’s assets, including the capital stock of its subsidiaries and was guaranteed by Neenah Canada.  The Company has subsequently amended the Initial Credit Agreement primarily to (i) increase the secured revolving line of credit, (ii) extend the termination date of the Initial Credit Agreement, (iii) set the interest rate under the secured revolving line of credit to either (A) the Prime Rate (as defined in the amended credit agreement) plus a percentage, or (B) London Interbank Offered Rate Borrowings (“LIBOR”) plus a percentage, (iv) reduce the annual facility fee on the average daily unused amount of the commitment from 0.375 percent, and (iv) make other definitional, administrative and covenant modifications.

In May 2008, the Company entered into the Sixth Amendment (the “Sixth Amendment”) to the Initial Credit Agreement.  In the Sixth Amendment, the Lenders consented to consummation of the sale of the Pictou Mill.  As of June 30, 2008, the Initial Credit Agreement (as amended the “Amended Credit Agreement”) provides for a secured revolving credit facility (the “Revolver”) to provide for borrowings of up to $210 million. The Company’s ability to borrow under the Revolver is limited to the lowest of (a) $210 million, (b) the Company’s borrowing base (as determined in accordance with the Amended Credit Agreement), and (c) the applicable cap on the amount of “credit facilities” under the indenture for the Senior Notes. The Amended Credit Agreement is currently scheduled to terminate on November 30, 2010.

As of June 30,, 2008, the interest rate applicable to borrowings under the Revolver will be either (1) the Prime Rate plus a percentage ranging from 0 percent to 2.00 percent or (2)  LIBOR plus a percentage ranging from 1.25 percent to 3.50 percent. Interest is computed based on actual days elapsed in a 360-day year, payable monthly in arrears for base rate loans, or for LIBOR loans, payable monthly in arrears and at the end of the applicable interest period. The commitment is subject to an annual facility fee of 0.25 percent on the average daily unused amount of the commitment.

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

The weighted-average interest rate on outstanding Revolver borrowings as of June 30, 2008 and December 31, 2007 was 4.7 percent per annum and 6.4 percent per annum, respectively. Interest on amounts borrowed under the Revolver is paid monthly. Amounts outstanding under the Revolver may be repaid, in whole or in part, at any time without premium or penalty except for specified make-whole payments on LIBOR-based loans.  All principal amounts outstanding under the Revolver are due and payable on the date of termination of the Amended Credit Agreement. Borrowing availability under the Revolver is reduced by outstanding letters of credit and reserves for certain other items as defined in the Amended Credit Agreement. Availability under the Amended Credit Agreement will fluctuate over time depending on the value of the Company’s inventory, receivables and various capital assets. As of June 30, 2008, the Company had approximately $1.6 million of letters of credit outstanding and $76.9 million of borrowing availability under the Revolver.

The Amended Credit Agreement contains events of default customary for financings of this type, including failure to pay principal or interest, materially false representations or warranties, failure to observe covenants and other terms of the Amended Credit Agreement, cross-defaults to other indebtedness, bankruptcy, insolvency, various ERISA violations, the incurrence of material judgments and changes in control. As of June 30, 2008, no events of default had occurred.

Term Loan

In March 2007, the Company entered into an agreement by and among the Company, certain of its subsidiaries and JP Morgan Chase Bank, N.A. (the “Term Loan Agreement”) to borrow up to $25 million (the “Term Loan”). The weighted-average interest rate on outstanding Term Loan borrowings as of June 30, 2008 and December 31, 2007, was 4.0 percent per annum and 6.7 percent per annum. Borrowings under the Term Loan are being repaid in equal quarterly installments which began in November 2007.  Term Loan borrowings were used to repay outstanding Revolver borrowings. The Term Loan is secured by substantially all of the property, plant and equipment acquired by the Company in the acquisition of Fox River and is fully and unconditionally guaranteed by substantially all of the Company’s other subsidiaries, except Neenah Germany.  During the three months ended June 30, 2008, the Company prepaid approximately $3.2 million in Term Loan borrowings.  In June 2008, the Company entered into the First Amendment (the “First Amendment”) to the Term Loan.  The First Amendment reduced required amortization payments to $1.25 million per quarter.  Any remaining amounts outstanding under the Term Loan are due and payable upon termination of the Term Loan Agreement, currently scheduled to occur in November 2010.

At the Company’s option, Term Loan borrowings may be designated as either Alternate Base Rate Borrowings (as defined in the Term Loan Agreement) or LIBOR Borrowings. The interest rate on Alternate Base Rate Borrowings is the greater of (i) the Prime Rate (as defined in the Term Loan Agreement) or (ii) the Federal Funds Effective Rate (as defined in the Term Loan Agreement) plus a percentage ranging from 0 percent to 0.75 percent. The interest rate on LIBOR Borrowings is LIBOR plus a percentage ranging from 1.50 percent to 2.25 percent. Interest is computed based on actual days elapsed in a 360-day year, payable monthly in arrears for Alternate Base Rate Borrowings, or for LIBOR Borrowings, payable monthly in arrears and at the end of the applicable interest period. Amounts outstanding under the Term Loan may be repaid, in whole or in part, at any time without premium or penalty except that LIBOR Borrowings (as defined) may not be partially repaid such that less than $3.0 million of LIBOR Borrowings are outstanding.

Other Financing

In December 2006, Neenah Germany entered into an agreement with HypoVereinsbank and IKB Deutsche Industriebank AG (the “Lenders”) to provide €10.0 million of project financing for the construction of a saturator and the financing matures in December 2016. Principal outstanding under the agreement may be repaid at any time without penalty.  Interest on amounts outstanding is based on actual days elapsed in a 360-day year and is payable semi-annually. As of June 30, 2008, €10.0 million ($15.8 million, based on exchange rates at June 30, 2008) was outstanding under this agreement.

Neenah Germany has an unsecured revolving line of credit (the “Line of Credit”) with HypoVereinsbank that provides for borrowings of up to €15 million for general corporate purposes.  The Line of Credit matures on November 30, 2008.  Neenah Germany has the ability to borrow in either Euros or U.S. dollars.  Interest is computed on U.S. dollars loans at the rate of 8.5 percent per annum and on Euro loans at EURIBOR plus a margin of 1.5 percent.  Interest is payable quarterly and principal may be repaid at any time without penalty. The weighted-average interest rate on outstanding Line of Credit borrowings as of June 30, 2008 and December 31, 2007 was 6.5 percent per annum.  As of June 30, 2008, €8.5 million ($13.4 million, based on exchange rates at June 30, 2008) was outstanding under the Line of Credit.

Note 9.  Pension and Other Post-employment Benefits

Pension Plans

Substantially all active employees of the Company’s U.S. paper operations and its former Canadian pulp operations participate in defined benefit pension plans and defined contribution retirement plans. Neenah Germany has defined benefit plans designed to provide a monthly pension upon retirement for all its employees in Germany. There is no legal or governmental obligation to fund Neenah Germany’s benefit plans and as such the plans are currently unfunded.

In June 2008, in conjunction with the sale of the Pictou Mill, Northern Pulp assumed responsibility for the Nova Scotia Plan and all other post-employment benefit obligations for active and retired employees of the Pictou Mill.  See Note 5, “Discontinued Operations—Sale of the Pictou Mill and the Woodlands.”

In December 2007, the Company terminated the Ontario Plan and all outstanding pension obligations for active employees were settled through the purchase of annuity contracts or lump-sum payments pursuant to participant elections.  See Note 5, “Discontinued Operations—Transfer of Terrace Bay.”

In November 2007, the Company amended the Fox River defined benefit pension plan to freeze the vested pension benefit for salaried employees born after December 31, 1957.  The affected employees were transferred to the Company’s defined contribution retirement plan. The pension benefit for salaried employees of Fox River born on or before December 31, 1957 was unaffected.

The following table presents the components of net periodic benefit cost:

Components of Net Periodic Benefit Cost

	Pension Benefits		Post-Employment Benefits Other than Pensions
	Three Months Ended June 30,
	2008	2007	2008	2007
Service cost	$2.1	$2.4	$0.6	$0.6
Interest cost	5.9	7.2	0.8	0.6
Expected return on plan assets (a)	(6.7)	(7.6)	—	—
Recognized net actuarial loss	0.6	1.2	0.1	0.9
Amortization of unrecognized transition liability	(0.1)	—	—	—
Amortization of prior service cost (credit)	0.5	0.4	0.1	(1.6)
Net periodic benefit cost	2.3	3.6	1.6	0.5
Less: Costs related to discontinued operations (b) (c) (d)	1.0	1.8	0.3	0.3
Net periodic benefit cost related to continuing operations	$1.3	$1.8	$1.3	$0.2

	Pension Benefits		Post-Employment Benefits Other than Pensions
	Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$4.1	$4.4	$1.2	$1.2
Interest cost	11.9	13.1	1.5	1.1
Expected return on plan assets (a)	(13.5)	(13.6)	—	—
Recognized net actuarial loss	1.2	2.4	0.3	1.8
Amortization of unrecognized transition liability	(0.1)	(0.1)	—	—
Amortization of prior service cost (credit)	1.0	0.8	(1.2)	(3.1)
Amount of curtailment gain recognized	—	—	(4.3)	—
Net periodic benefit cost (credit)	4.6	7.0	(2.5)	1.0
Less: Costs (benefits) related to discontinued operations (b) (c) (d)	1.9	3.6	0.6	0.6
Net periodic benefit cost (credit) related to continuing operations	$2.7	$3.4	$(3.1)	$0.4

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

(d)         Pension and other post-employment benefit costs for the Pictou Mill and the Woodlands are reported as results of discontinued operations on the condensed consolidated statements of operations

The Company expects to make pension contributions of approximately $7 million in 2008. For the six months ended June 30, 2008, the Company made pension contributions of approximately $5.0 million, including approximately $2.4 million related to the Pictou Mill and the Woodlands.  The Company will not make any future pension contributions for the Pictou Mill and the Woodlands. In addition, , Neenah Germany expects to pay approximately $2 million (based on exchange rates at June 30, 2008) for pension benefits in 2008. Neenah Germany made approximately $0.8 million of such pension benefit payments during the six months ended June 30, 2008.

Note 10.  Stock Compensation Plan

The Company established the 2004 Omnibus Stock and Incentive Plan (the “Omnibus Plan”) in December 2004. The Company reserved 3,500,000 shares of $0.01 par value common stock (“Common Stock”) for issuance under the Omnibus Plan. Pursuant to the terms of the Omnibus Plan, the compensation committee of the Company’s Board of Directors may grant various types of equity-based compensation awards, including incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted stock units with performance conditions (“Performance Shares”) and performance units, in addition to certain cash-based awards. All grants under the Omnibus Plan will be made at fair market value and no grant may be repriced. In general, the options expire ten years from the date of grant and vest over a three-year service period. As of June 30, 2008, approximately 1,635,000 shares of Common Stock were reserved for future issuance under the Omnibus Plan.  The Company accounts for stock-based compensation pursuant to the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).

Valuation and Expense Information

Substantially all stock-based compensation expense is recorded in selling, general and administrative expenses on the condensed consolidated statements of operations.  The following table summarizes stock-based compensation expense and related income tax benefits for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock-based compensation expense	$0.7	$1.8	$2.0	$3.5
Income tax benefit	(0.3)	(0.7)	(0.8)	(1.3)
Stock-based compensation, net of income tax benefit	$0.4	$1.1	$1.2	$2.2

The following table summarizes total compensation costs related to the Company’s equity awards and amounts recognized in the six months ended June 30, 2008.

	Stock Options	Restricted Stock
Unrecognized compensation cost — December 31, 2007	$1.9	$2.9
Add: Grant date fair value current year grants (a)	1.0	1.1
Less: Compensation expense recognized (a)	1.0	1.0
Less: Grant date fair value of shares forfeited	0.1	0.4
Unrecognized compensation cost — June 30, 2008	$1.8	$2.6

Expected amortization period (in years)	1.9	1.7

(a)          The fair value of current year grants includes approximately $13 thousand related to a difference between estimated and actual forfeitures for certain stock option awards.

Stock Options

During the six months ended June 30, 2008, the Company awarded nonqualified stock options to Long-Term Incentive Plan (the “LTIP”) participants to purchase 126,325 shares of common stock (subject to forfeiture due to termination of employment and other conditions).  In addition, for the six months ended June 30, 2008, the Company awarded to non-employee members of the board of directors and other employees nonqualified stock options to purchase 12,800 shares and 375 shares, respectively, of Common Stock.  For the six months ended June 30, 2008, the weighted-average exercise price of such nonqualified stock option awards was $25.28 per share. The Company expects to make an additional award of approximately 130,000 nonqualified stock options to LTIP participants in the third quarter of 2008. The exercise price of the options was equal to the market price of the Company’s common stock on the date of grant.  The options expire in ten years and one-third vest on each of the first three anniversaries of the date of grant.  The weighted-average grant date fair value for stock options granted during the six months ended June 30, 2008 was $7.32 per share and was estimated using the Black-Scholes option valuation model with the following assumptions:

Six Months Ended June 30, 2008
Expected life in years	5.9
Risk free interest rate	3.2%
Volatility	31.3%
Dividend yield	1.6%

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

No stock options were exercised during the six months ended June 30, 2008.  For the six months ended June 30, 2007, the aggregate pre-tax intrinsic value of stock options exercised was $1.7 million. As of June 30, 2008, 1,137,000 stock options were exercisable with an aggregate intrinsic value of $0. As of December 31, 2007, 1,133,000 stock options were exercisable with an aggregate intrinsic value of $0.7 million.

For the six months ended June 30, 2008, the aggregate grant date fair value of options vested was $0.9 million. As of June 30, 2008, certain participants met age and service requirements that allowed their options to qualify for accelerated vesting upon retirement. As of June 30, 2008, LTIP participants held options to purchase 122,735 shares of common stock that would have been exercisable if they had retired as of such date. The aggregate grant date fair value of options subject to accelerated vesting was $1.4 million. Stock options subject to accelerated vesting for expense recognition become exercisable according to the contract terms of the stock option grant.

As of June 30, 2008, the aggregate intrinsic value of 1,504,000 stock options that were vested or expected to vest was $0.  The weighted-average grant date fair value of such stock options was $11.59 per share. As of December 31, 2007, the weighted-average grant date fair value and aggregate intrinsic value of 1,449,000 stock options that were vested or expected to vest was $11.99 per share and $0.8 million, respectively.

As of June 30, 2008, the Company has approximately 253,000 unvested stock options with a weighted-average grant date fair value of $10.65 per share. As of December 31, 2007, approximately 233,000 unvested stock options were outstanding with a weighted-average grant date fair value of $13.01 per share.

Performance Shares

During the six months ended June 30, 2008, the Company made a target award of 73,400 Performance Shares to LTIP participants. The measurement period for the Performance Shares is January 1, 2008 through December 31, 2010. Common stock equal to between 30 percent and 250 percent of the performance share target will be awarded based on the Company’s growth in earnings before interest, taxes, depreciation and amortization (“EDITDA”) minus a capital charge and total return to shareholders relative to a peer group of companies and the Russell 2000® Value small cap index. The weighted-average grant date fair value for the Performance Shares was $13.55 per share (which represents the grant date market price of the Company’s common stock of $25.70 per share multiplied by the probability weighted expected payout of approximately 0.53 shares of common stock for each Performance Share) and was estimated using a “Monte Carlo” simulation technique. Compensation cost is recognized pro rata over the vesting period.

Restricted Stock Units

During the six months ended June 30, 2008, the Company awarded 6,960 RSUs to non-employee members of the board of directors.  In general, the RSUs vest one year from the date of grant.  During the vesting period, the holders of the RSUs are entitled to dividends, but are not permitted vote the shares and the RSUs are forfeited in the event the holder is no longer a member of the board of directors. The grant date fair value of the RSUs was $17.77 per share and was equal to the closing market price of the Company’s Common Stock on the date of grant.  Compensation cost is recognized pro rata over the vesting period. In addition, the Company issued 59 RSUs in lieu of dividends on RSUs held by non U.S employees.

Note 11.  Goodwill and Other Intangible Assets

The following table presents changes in the carrying amount of goodwill for the six months ended June 30, 2008.  All of such goodwill is reported in the Technical Products segment.

Balance at December 31, 2007	$106.6
Foreign currency translation	8.2

Balance at June 30, 2008	$114.8

The following table presents the gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization.

	June 30, 2008		December 31, 2007
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets
Customer based intangibles	$19.4	$(2.3)	$17.9	$(1.5)
Trade names and trademarks	7.4	(1.1)	6.9	(0.7)
Acquired technology	1.2	(0.2)	1.2	(0.2)
Total	28.0	(3.6)	26.0	(2.4)
Unamortizable intangible assets:
Trade names	10.6	—	10.0	—

Total	$38.6	$(3.6)	$36.0	$(2.4)

The increase in intangible assets at June 30, 2008 is due to the effect of foreign currency translation.  Estimated annual amortization expense for each of the next five years is approximately $2.0 million.

Note 12.  Stockholders’ Equity

Common Stock

On March 12, 2008, the Company’s shareholders approved a reverse/forward split of the issued and outstanding shares of Common Stock.  The reverse/forward split consisted of a 1-for-50 reverse split of Common Stock followed immediately by a 50-for-1 forward split of Common Stock. Holdings of stockholders with fewer than 50 shares of Common Stock prior to the split were converted into fractional shares.  Such fractional shares were purchased by the Company for $24.99 per share. The Company purchased 360,548 shares of Common Stock at a total cost of approximately $9.4 million including transaction costs.  The reverse/forward split resulted in a significant reduction in shareholder record keeping and mailing expenses and provided holders of fewer than 50 shares with a cost-effective way to efficiently dispose of their investment.

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

Indemnifications

Pursuant to the Distribution Agreement, the Pulp Supply Agreement, the Employee Matters Agreement and the Tax Sharing Agreement, the Company has agreed to indemnify Kimberly-Clark for certain liabilities or risks related to the Spin-Off. Many of the potential indemnification liabilities under these agreements are unknown, remote or highly contingent. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable agreement. For these reasons, the Company is unable to estimate the maximum potential amount of the possible future liability under the indemnity provisions of these agreements. However, the Company accrues for any potential liability or risk under these agreements for which it believes a future payment is probable and a range of loss can be reasonably estimated. As of June 30, 2008, management believes the Company’s liability under such indemnification obligations was not material to the consolidated financial statements.

Other Contingencies

Pursuant to the terms of the purchase agreement with FiberMark, the Company is liable for potential additional taxes due for tax returns filed for periods prior to the Acquisition.  FiberMark has agreed to indemnify the Company for such additional taxes and a portion of the purchase price has been reserved in an escrow account to fund the indemnification.  The Company believes it is probable that Neenah Germany is liable for approximately €3.5 million ($5.5 million) in additional taxes.  As of June 30, 2008, the Company has recognized a current liability on the condensed consolidated balance sheet for such potential additional taxes.  The Company has also recognized a receivable in an equal amount in other receivables on the condensed consolidated balance sheet for the value of the indemnification.  The Company does not believe its liability for such taxes is in excess of the escrow amount.

Employees and Labor Relations

As of June 30, 2008, the Company had approximately 2,160 regular full-time employees of whom 930 hourly and 500 salaried employees were located in the United States and 470 hourly and 260 salaried employees were located in Germany.

Hourly employees at the Pictou Mill are represented by the Communications, Energy and Paperworkers Union of Canada.  The collective bargaining agreement for the Pictou Mill expires on May 31, 2009.  Upon consummation of the sale of the Pictou Mill, Northern Pulp assumed Neenah Canada’s obligations and responsibilities pursuant to the terms of the collective bargaining agreement with hourly employees at the mill.

Hourly employees at the Neenah, Appleton, Whiting, Munising, and Urbana paper mills and the Appleton converting center are represented by the United Steelworkers Union (the “USW”). The collective bargaining agreements for the Whiting, Urbana, Neenah, Munising, and Appleton paper mills expire on January 31, 2009, May 31, 2009, June 30, 2009, July 14, 2009 and May 31, 2010, respectively. Additionally, the Neenah, Whiting and Munising, paper mills have bargained jointly with the union on pension matters. In September 2007, the Company and the union entered into a new agreement governing pension matters that expires in 2019.  As of June 30, 2008, substantially all employees at the Urbana paper mill and the Appleton converting center represented by locals of the USW had been transferred to other facilities or terminated.

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

The following table summarizes the net sales, operating income (loss) and total assets for each of the Company’s business segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales
Fine Paper	$84.5	$103.6	$181.5	$175.9
Technical Products	110.0	102.5	218.6	203.2
Intersegment sales	—	—	—	(0.3)
Consolidated	$194.5	$206.1	$400.1	$378.8

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating income (loss)
Fine Paper	$11.7	$13.2	$21.7	$25.6
Technical Products	6.0	8.7	14.1	18.9
Unallocated corporate costs	(3.5)	(3.7)	(3.7)	(6.9)
Consolidated	$14.2	$18.2	$32.1	$37.6

	June 30, 2008	December 31, 2007
Total Assets
Fine Paper	$210.1	$209.8
Technical Products	502.8	467.9
Pulp (a)	—	223.0
Assets held for sale - discontinued operations	5.5	—
Corporate and other	149.5	32.1
Total	$867.9	$932.8

(a)          As of June 30, 2008, the Company’s pulp operations are not a reportable segment.  As of June 30, 2008, approximately $121.2 million of income tax and certain other assets previously reported in the Pulp segment have been reclassified to Corporate and other.  As of December 31, 2007, the value of these assets was approximately $69.0 million.

Note 15. Condensed Consolidating Financial Information

Neenah Paper Michigan, Inc., Neenah Paper Fox River, LLC, Neenah Paper Fox Valley Company, Inc., Neenah Paper Company of Canada, Neenah Paper International Holding Company, LLC and Neenah Paper International, LLC, (the “Guarantor Subsidiaries”) guarantee the Company’s Senior Notes. The Guarantor Subsidiaries are 100 percent owned by the Company and all guarantees are full and unconditional.  The following condensed consolidating financial information is presented in lieu of consolidated financial statements for the Guarantor Subsidiaries as of June 30, 2008 and December 31, 2007 and for the three and six months ended June 30, 2008 and 2007.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2008

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$80.6	$39.7	$74.2	$—	$194.5
Cost of products sold	63.5	35.3	66.8	—	165.6

Gross profit	17.1	4.4	7.4	—	28.9
Selling, general and administrative expenses	11.1	2.7	3.8	—	17.6
Other income - net	—	(2.8)	(0.1)	—	(2.9)

Operating income	6.0	4.5	3.7	—	14.2
Equity in losses of subsidiaries	25.1	—	—	(25.1)	—
Interest expense-net	5.4	0.3	0.4	—	6.1
Income (loss) from continuing operations before income taxes	(24.5)	4.2	3.3	25.1	8.1
(Benefit) provision for income taxes	(0.1)	1.6	0.4	—	1.9
Income (loss) from continuing operations	(24.4)	2.6	2.9	25.1	6.2
Loss from discontinued operations	—	(30.6)	—	—	(30.6)

Net income (loss)	$(24.4)	$(28.0)	$2.9	$25.1	$(24.4)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2007

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$56.3	$83.6	$66.2	$—	$206.1
Cost of products sold	38.9	74.0	55.8	—	168.7

Gross profit	17.4	9.6	10.4	—	37.4
Selling, general and administrative expenses	11.1	6.2	3.8	—	21.1
Other income - net	(0.1)	(1.7)	(0.1)	—	(1.9)

Operating income	6.4	5.1	6.7	—	18.2
Equity in earnings of subsidiaries	(3.2)	—	—	3.2	—
Interest expense-net	5.8	0.8	—	—	6.6
Income from continuing operations before income taxes	3.8	4.3	6.7	(3.2)	11.6
Provision for income taxes	1.2	1.6	1.4	—	4.2
Income from continuing operations	2.6	2.7	5.3	(3.2)	7.4
Loss from discontinued operations	—	(4.8)	—	—	(4.8)
Net income (loss)	$2.6	$(2.1)	$5.3	$(3.2)	$2.6

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2008

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$138.8	$112.8	$148.5	$—	$400.1
Cost of products sold	106.1	100.3	130.6	—	337.0

Gross profit	32.7	12.5	17.9	—	63.1
Selling, general and administrative expenses	24.2	6.6	8.0	—	38.8
Other (income) expense - net	(0.4)	(7.6)	0.2	—	(7.8)

Operating income	8.9	13.5	9.7	—	32.1
Equity in losses of subsidiaries	96.6	—	—	(96.6)	—
Interest expense-net	10.8	0.8	0.7	—	12.3
Income (loss) from continuing operations before income taxes	(98.5)	12.7	9.0	96.6	19.8
(Benefit) provision for income taxes	(1.2)	4.9	1.4	—	5.1
Income (loss) from continuing operations	(97.3)	7.8	7.6	96.6	14.7
Loss from discontinued operations	—	(112.0)	—	—	(112.0)

Net income (loss)	$(97.3)	$(104.2)	$7.6	$96.6	$(97.3)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2007

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$111.8	$135.2	$132.1	$(0.3)	$378.8
Cost of products sold	76.5	119.7	110.0	(0.3)	305.9

Gross profit	35.3	15.5	22.1	—	72.9
Selling, general and administrative expenses	20.5	10.7	7.0	—	38.2
Other income - net	(0.1)	(2.6)	(0.2)	—	(2.9)

Operating income	14.9	7.4	15.3	—	37.6
Equity in earnings of subsidiaries	(15.6)	—	—	15.6	—
Interest expense-net	11.1	1.4	0.1	—	12.6
Income from continuing operations before income taxes	19.4	6.0	15.2	(15.6)	25.0
Provision for income taxes	2.1	2.2	3.2	—	7.5
Income from continuing operations	17.3	3.8	12.0	(15.6)	17.5
Loss from discontinued operations	—	(0.2)	—	—	(0.2)

Net income	$17.3	$3.6	$12.0	$(15.6)	$17.3

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2008

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$(1.4)	$2.4	$0.8	$—	$1.8
Accounts receivable, net	30.5	43.1	51.7	—	125.3
Inventories	53.9	13.3	32.0	—	99.2
Other receivables	10.4	0.3	—	—	10.7
Income taxes receivable	0.2	12.3	—	—	12.5
Deferred income taxes	(1.4)	59.0	0.1	—	57.7
Prepaid and other current assets	4.0	11.9	3.2	—	19.1
Intercompany amounts receivable	66.5	48.5	0.1	(115.1)	—
Assets held for sale—discontinued operations	—	5.5	—	—	5.5
Total current assets	162.7	196.3	87.9	(115.1)	331.8
Property, plant and equipment, at cost	260.0	111.2	220.2	—	591.4
Less accumulated depreciation	163.9	60.8	24.3	—	249.0
Property, plant and equipment — net	96.1	50.4	195.9	—	342.4

Investments In Subsidiaries	403.3	—	—	(403.3)	—

Deferred Income Taxes	12.0	22.4	—	—	34.4

Goodwill	—	—	114.8	—	114.8

Intangible Assets—net	2.9	—	32.1	—	35.0

Other Assets	8.0	—	1.5	—	9.5

TOTAL ASSETS	$685.0	$269.1	$432.2	$(518.4)	$867.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$5.0	$—	$14.4	$—	$19.4
Accounts payable	23.6	29.8	24.2	—	77.6
Accrued salaries and employee benefits	4.7	9.8	5.6	—	20.1
Accrued income taxes	5.5	0.2	9.7	—	15.4
Accrued expenses	16.8	2.6	0.1	—	19.5
Intercompany amounts payable	48.5	66.5	0.1	(115.1)	—
Liabilities related to discontinued operations	—	17.4	—	—	17.4
Total current liabilities	104.1	126.3	54.1	(115.1)	169.4

Long-term Debt	327.7	—	14.8	—	342.5

Deferred Income Taxes	—	—	32.2	—	32.2

Noncurrent Employee Benefits	21.6	23.9	38.1	—	83.6

Other Noncurrent Obligations	2.7	8.4	0.2	—	11.3

TOTAL LIABILITIES	456.1	158.6	139.4	(115.1)	639.0

STOCKHOLDERS’ EQUITY	228.9	110.5	292.8	(403.3)	228.9

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$685.0	$269.1	$432.2	$(518.4)	$867.9

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2007

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$(0.9)	$2.8	$0.5	$—	$2.4
Accounts receivable, net	31.8	71.0	42.6	—	145.4
Inventories	21.7	56.7	32.2	—	110.6
Other receivables	9.7	—	—	—	9.7
Income taxes receivable	0.5	—	0.1	—	0.6
Deferred income taxes	0.5	1.3	0.1		1.9
Prepaids and other current assets	3.2	14.1	2.3	—	19.6
Intercompany amounts receivable	44.6	16.9	—	(61.5)	—
Total current assets	111.1	162.8	77.8	(61.5)	290.2
Property, plant and equipment, at cost	253.8	472.1	199.2	—	925.1
Less accumulated depreciation	157.5	319.7	15.6	—	492.8
Property, plant and equipment — net	96.3	152.4	183.6	—	432.3

Investments In Subsidiaries	467.5	—	—	(467.5)	—

Deferred Income Taxes	(1.4)	56.8	—	—	55.4

Goodwill	—	—	106.6	—	106.6

Intangible Assets—net	—	2.8	30.8	—	33.6

Other Assets	8.5	4.7	1.5	—	14.7

TOTAL ASSETS	$682.0	$379.5	$400.3	$(529.0)	$932.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$7.7	$—	$3.2	$—	$10.9
Accounts payable	15.0	46.0	25.9	—	86.9
Accrued salaries and employee benefits	8.1	21.8	4.3	—	34.2
Accrued income taxes	5.1	0.4	8.2	—	13.7
Accrued expenses	10.7	12.3	1.2	—	24.2
Intercompany amounts payable	16.9	44.6	—	(61.5)	—
Total current liabilities	63.5	125.1	42.8	(61.5)	169.9

Long-term Debt	306.5	—	14.7	—	321.2

Deferred Income Taxes	—	—	30.4	—	30.4

Noncurrent Employee Benefits	22.0	52.8	35.1	—	109.9

Other Noncurrent Obligations	2.0	11.2	0.2	—	13.4

TOTAL LIABILITIES	394.0	189.1	123.2	(61.5)	644.8

STOCKHOLDERS’ EQUITY	288.0	190.4	277.1	(467.5)	288.0

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$682.0	$379.5	$400.3	$(529.0)	$932.8

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2008

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income (loss)	$(97.3)	$(104.2)	$7.6	$96.6	$(97.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	7.6	5.0	8.2	—	20.8
Stock-based compensation	2.0	—	—	—	2.0
Deferred income tax benefit	(1.8)	(54.5)	(0.5)	—	(56.8)
Gain on curtailment of post employment benefit plan	—	(4.3)	—	—	(4.3)
Asset impairment loss	—	91.2	—	—	91.2
Loss on disposal - transfer of the Pictou Mill	—	29.7	—	—	29.7
Loss on disposal - transfer of the Pictou Mill post-employment benefit plans	—	53.7	—	—	53.7
Loss on asset dispositions	(2.9)	—	—	—	(2.9)
Increase in working capital, net of effects of acquisitions	(18.6)	(3.1)	(6.3)	—	(28.0)
Equity in losses of subsidiaries	96.6	—	—	(96.6)	—
Pension and other post-employment benefits	—	(7.4)	0.9	—	(6.5)
Other	0.7	(1.7)	0.1	—	(0.9)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(13.7)	4.4	10.0	—	0.7
INVESTING ACTIVITIES
Capital expenditures	(8.3)	(3.6)	(5.9)	—	(17.8)
Payment in conjunction with transfer of the Pictou Mill	—	(2.7)	—	—	(2.7)
Proceeds from asset sales	—	3.2	—	—	3.2
Other	(1.3)	1.6	—	—	0.3
NET CASH USED IN INVESTING ACTIVITIES	(9.6)	(1.5)	(5.9)	—	(17.0)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	33.0	—	—	—	33.0
Repayments of long-term debt	(14.6)	—	—	—	(14.6)
Short-term borrowings	—	—	11.6	—	11.6
Repayments of short-term debt	—	—	(1.7)	—	(1.7)
Share purchases	(9.4)	—	—	—	(9.4)
Cash dividends paid	(3.0)	—	—	—	(3.0)
Other	(0.2)	—	—	—	(0.2)
Intercompany transfers - net	17.0	(3.3)	(13.7)	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	22.8	(3.3)	(3.8)	—	15.7
NET CHANGE IN CASH AND CASH EQUIVALENTS	(0.5)	(0.4)	0.3	—	(0.6)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	(0.9)	2.8	0.5	—	2.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$(1.4)	$2.4	$0.8	$—	$1.8

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2007

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income	$17.3	$3.6	$12.0	$(15.6)	$17.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7.6	7.7	6.7	—	22.0
Stock-based compensation	3.2	0.2	0.1	—	3.5
Excess tax benefit from stock-based compensation	(0.6)	—	—	—	(0.6)
Deferred income tax provision (benefit)	(1.5)	1.1	(0.7)	—	(1.1)
Gain on sale of woodlands	—	(2.9)	—	—	(2.9)
Loss on other asset dispositions	0.1	—	—	—	0.1
Increase in working capital	(1.1)	(4.6)	(11.1)	—	(16.8)
Equity in earnings of subsidiaries	(15.6)	—	—	15.6	—
Pension and other post-employment benefits	0.1	(0.8)	0.8	—	0.1
Other	(0.2)	(0.2)	0.4	—	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	9.3	4.1	8.2	—	21.6
INVESTING ACTIVITIES
Capital expenditures	(6.2)	(6.5)	(10.9)	—	(23.6)
Increase in restricted cash	—	—	(5.6)	—	(5.6)
Acquisition of Fox River, net of cash acquired	(55.3)	—	—	—	(55.3)
Additional acquisition cost of Neenah Germany	(1.5)	—	—	—	(1.5)
Other	0.1	0.2	—	—	0.3
NET CASH USED IN INVESTING ACTIVITIES	(62.9)	(6.3)	(16.5)	—	(85.7)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	61.5	—	13.3	—	74.8
Debt issuance costs	(0.7)	—	—	—	(0.7)
Repayments of long-term debt	(11.9)	—	—	—	(11.9)
Short-term borrowings	—	—	4.8	—	4.8
Repayments of short-term debt	—	—	(4.7)	—	(4.7)
Cash dividends paid	(3.0)	—	—	—	(3.0)
Proceeds from exercise of stock options	3.6	—	—	—	3.6
Excess tax benefit from stock-based compensation	0.6	—	—	—	0.6
Other	(0.1)	—	—	—	(0.1)
Intercompany transfers - net	3.0	2.2	(5.2)	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	53.0	2.2	8.2	—	63.4
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	0.2	—	—	0.2
NET CHANGE IN CASH AND CASH EQUIVALENTS	(0.6)	0.2	(0.1)	—	(0.5)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	0.1	0.5	1.0	—	1.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$(0.5)	$0.7	$0.9	$—	$1.1

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our financial position as of June 30, 2008 and our results of operations for the three and six months ended June 30, 2008 and 2007. You should read this discussion in conjunction with our consolidated and combined  financial statements and the notes to those consolidated and combined financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” “Neenah” or the “Company” are intended to mean Neenah Paper, Inc. and its consolidated subsidiaries. (Tabular amounts in millions, except as noted)

Executive Summary

During 2007 and 2006, we completed several complementary initiatives in line with our strategy to transition to a premium technical products and fine paper company: (1) we sold 500,000 acres of woodlands in Nova Scotia, (2) we divested our Terrace Bay pulp operations, (3) we acquired the German technical and specialty paper business of FiberMark, Inc. and (4) we purchased Fox River Paper Company (“Fox River”).

In February 2008, we committed to a plan to sell our Pictou pulp mill (the “Pictou Mill”) and approximately 500,000 acres of woodland assets in Nova Scotia (the “Woodlands”).  In June 2008, our wholly owned subsidiary, Neenah Paper Company of Canada (“Neenah Canada”) completed the sale of the Pictou Mill to Northern Pulp Nova Scotia Corporation (“Northern Pulp”), a new operating company jointly owned by Atlas Holdings LLC and Blue Wolf Capital Management LLC.  At closing, Neenah Canada made a payment of $1.8 million to Northern Pulp. In addition, we paid approximately $0.9 million in transaction costs at closing. Neenah Canada will make a second and final payment to Northern Pulp of approximately $8.7 million (which is net of an estimated $1.3 million favorable working capital settlement) in the third quarter of 2008. Pursuant to the terms of the transaction, Northern Pulp assumed all of the assets and liabilities associated with the Pictou Mill, as well as existing customer contracts, supply agreements (including the Pulp Supply Agreement with Kimberly-Clark), labor agreements and pension obligations. The sale excluded the Woodlands.

In conjunction with the sale of the Pictou Mill, we entered into a stumpage agreement (the “Stumpage Agreement”) which allows Northern Pulp to harvest an average of approximately 400,000 metric tons of softwood timber annually from the Woodlands. The Stumpage Agreement is for a term of ten years and Northern Pulp has the option to extend the agreement for an additional three years.  For calendar year 2008, Northern Pulp will pay a nominal amount for approximately 236,000 metric tons of softwood timber harvested under the Stumpage Agreement.  As a result, we recorded $2.8 million in deferred revenue for the estimated fair value of the timber to be harvested by Northern Pulp in calendar 2008.  The loss on transfer of the Pictou Mill was increased by an amount equal to such deferred revenue.  For timber purchases during calendar year 2009, Northern Pulp will pay the then current stumpage rate charged by the Nova Scotia provincial government for harvesting on government licensed lands.  The price paid for all subsequent purchases will be based on an agreed upon index which will approximate market.  Northern Pulp will pay all costs associated with maintaining the Woodlands and harvesting the timber.  An agreement to sell the Woodlands will be subject to the terms of the Stumpage Agreement.

We believe it is probable that a sale of the Woodlands will occur within 12 months.  We expect to recognize a substantial gain on the sale of the Woodlands. Upon consummation of the sale of the Woodlands, we will have completely divested our pulp manufacturing operations and the revenues of our remaining businesses will be almost evenly divided between fine paper and technical products. In addition, we will have significantly changed the profile of our company by eliminating our pulp operations in favor of higher growth, more profitable and less capital-intensive specialty paper businesses, and reducing our exposure to cyclicality in pulp prices and fluctuations in exchange rates.

Results of Continuing Operations

For the three months ended June 30, 2008, our consolidated net sales decreased approximately $12 million from the prior year period to $194.5 million. The decrease was primarily due to reduced volume in our fine paper business, partially offset by favorable currency translation effects due to the strengthening of the Euro versus the U.S. dollar. Our consolidated operating income of $14.2 million for the three months ended June 30, 2008 decreased $4.0 million compared to the prior year primarily due to manufacturing input cost increases and reduced volume in our fine paper business due to the discontinuance of certain pieces of business as we rationalized our product portfolio following the acquisition of Fox River, weak economic conditions and an unusually large decline in market demand for uncoated free sheet papers. These unfavorable factors were partially offset by the benefits of improved manufacturing efficiencies, the realization of selling price increases and a gain on the sale of certain assets acquired in the Fox River acquisition.

Results of Discontinued Operations

For the three months ended June 30, 2008, net sales of discontinued operations of $48.1 million decreased $3.9 million from the comparable prior year period.  The unfavorable comparison was primarily due to lower sales volume that was partially offset by higher market prices for softwood pulp.

For the three months ended June 30, 2008, we incurred a pre-tax loss from discontinued operations of $52.8 million compared to a pre-tax loss of $7.8 million in the prior year period.  The loss from discontinued operations in the current quarter includes a pre-tax loss from operations of $8.9 million and a pre-tax loss on disposal of $43.9 million.  The losses from operations in both years primarily reflect costs related to scheduled maintenance downtime. The loss on disposal was primarily due to recognition of a non-cash charge of $53.7 million for the reclassification from accumulated other comprehensive income of deferred adjustments related to pensions and other post-employment benefits in connection with the transfer of post-employment benefit plans for the Pictou Mill to Northern Pulp.  In addition, we recognized pre-tax income of $9.8 million to adjust the estimated loss on transfer to the actual loss recognized upon closing the transaction.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, operating income and other information relevant to an understanding of our results of operations for the three and six months ended June 30, 2008 and 2007.

Analysis of Net Sales—Three and Six Months Ended June 30, 2008 and 2007

The following table presents net sales by segment, expressed as a percentage of total net sales before the elimination of intersegment sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Fine Paper	43%	50%	45%	46%
Technical Products	57%	50%	55%	54%
Total	100%	100%	100%	100%

The following table presents our net sales by segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales
Fine Paper	$84.5	$103.6	$181.5	$175.9
Technical Products	110.0	102.5	218.6	203.2
Intersegment sales	—	—	—	(0.3)
Consolidated	$194.5	$206.1	$400.1	$378.8

Commentary:

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

	Change in Net Sales Compared to Prior Period
		Change Due To
	Total Change	Volume	Average Net Price	Currency
Fine Paper	$(19.1)	$(19.7)	$0.6	$—
Technical Products	7.5	(3.2)	0.5	10.2
Consolidated	$(11.6)	$(22.9)	$1.1	$10.2

Consolidated net sales of $194.5 million in the three months ended June 30, 2008 were $11.6 million lower than the prior year period primarily due to reduced volume in our fine paper business, partially offset by favorable currency translation effects in our technical products business due to the strengthening of the Euro versus the U.S. dollar and the realization of price increases in both segments.

•                 Net sales in our fine paper business of $84.5 million decreased $19.1 million or 18 percent primarily due to a 19 percent decrease in shipments. The lower volume reflected a double digit decline in market demand for premium uncoated free sheet papers in the second quarter of 2008 and the intentional discontinuance of certain pieces of business as we rationalized our product portfolio following the acquisition of Fox River. The improvement in average net price reflected increased selling prices for most products due to the realization of price increases implemented in the third quarter of 2007 and the second quarter of 2008, partially offset by a less favorable mix in part due to the intentional discontinuance of higher priced art papers.

•                 Net sales in our technical products business of $110.0 million increased $7.5 million or 7 percent, primarily due to favorable currency effects and higher net prices that were partly offset by lower total volumes.  Overall volumes declined as significant increases in volumes for filtration and abrasives were offset by declines in export tape as a result of the strengthening of the Euro, and in certain other markets due to the timing of certain orders, weaker economic conditions and intentional reductions in products that did not meet internal profitability thresholds.

Commentary:

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

	Change in Net Sales Compared to Prior Period
		Change Due To
	Total Change	Volume	Average Net Price	Currency
Fine Paper	$5.6	$7.7	$(2.1)	$—
Technical Products	15.4	(8.2)	4.1	19.5
Intersegment sales	0.3	0.3	—	—
Consolidated	$21.3	$(0.2)	$2.0	$19.5

Consolidated net sales of $400.1 million in the six months ended June 30, 2008 were $21.3 million higher than the prior year period primarily due to favorable currency translation effects related to the strengthening of the Euro versus the U.S. dollar and higher average net price.

•                 Net sales in our fine paper business of $181.5 million increased $5.6 million or 3 percent primarily due to the acquisition of Fox River.  The overall increase in sales was due to a four percent gain in volumes, partially offset by a three percent decline in average net price. The increase in volume was due to incremental sales related to the acquisition of Fox River in March 2007; partially offset by reduced volumes of other products as a result of weaker economic conditions and an unusually large market decline in the first six months of 2008 for premium uncoated free sheet papers. The decline in average net price reflected increased selling prices for most products that were more than offset by a less favorable mix. The less favorable mix was due to selling a higher proportion of the relatively lower priced grades acquired from Fox River.

•                 Net sales in our technical products business of $218.6 million increased $15.4 million or 7 percent, primarily due to favorable currency effects and higher net prices that were partly offset by lower volumes for certain products. Volumes declined as increases in volumes for filtration and abrasives were offset by declines in export tape as a result of the strengthening of the Euro, and in certain other markets due to timing of certain orders, weaker economic conditions and intentional reductions in products that did not meet internal profitability thresholds.

The following table sets forth line items from our condensed consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	85.1	81.9	84.2	80.8
Gross profit	14.9	18.1	15.8	19.2
Selling, general and administrative expenses	9.1	10.2	9.7	10.1
Other income - net	(1.5)	(0.9)	(1.9)	(0.8)
Operating income	7.3	8.8	8.0	9.9
Interest expense-net	3.1	3.2	3.0	3.3
Income from continuing operations before income taxes	4.2	5.6	5.0	6.6
Provision for income taxes	1.0	2.0	1.3	2.0
Income from continuing operations	3.2%	3.6%	3.7%	4.6%

Analysis of Operating Income—Three and Six Months Ended June 30, 2008 and 2007

The following table sets forth our operating income (loss) by segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating income (loss)
Fine Paper	$11.7	$13.2	$21.7	$25.6
Technical Products	6.0	8.7	14.1	18.9
Unallocated corporate costs	(3.5)	(3.7)	(3.7)	(6.9)
Consolidated	$14.2	$18.2	$32.1	$37.6

Commentary:

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

	Change in Operating Income (Loss) Compared to Prior Period
		Change Due To
	Total Change	Volume	Net Price (a)	Material Costs (b)	Currency	Other (c)
Fine Paper	$(1.5)	$(4.2)	$2.3	$(4.5)	$—	$4.9
Technical Products	(2.7)	(0.9)	(0.7)	(2.9)	0.4	1.4
Unallocated corporate costs	0.2	—	—	—	—	0.2
Consolidated	$(4.0)	$(5.1)	$1.6	$(7.4)	$0.4	$6.5

(a)              Includes changes in selling price and product mix.

(b)             Includes price changes for raw materials and energy.

(c)              Includes other materials, manufacturing labor, distribution, selling, general and administrative expenses and gains and losses on asset sales.

Consolidated operating income of $14.2 million for the three months ended June 30, 2008 decreased $4.0 million compared to 2007 primarily due to increased manufacturing input costs in excess of selling price increases in both businesses and decreased volume in our fine paper business that more than offset the benefits of higher net price in our fine paper business and a gain on sale of certain assets acquired in the acquisition of Fox River.

•                  Operating income for our fine paper business decreased $1.5 million primarily due to lower volumes as a result of weaker economic conditions and an unusually large decline in market demand for premium uncoated free sheet papers that more than offset a gain of approximately $3 million in the second quarter of 2008 on the sale of certain assets acquired in the acquisition of Fox River. Higher manufacturing input costs in 2008, principally for hardwood pulp and energy were largely offset by higher selling prices, improved manufacturing efficiencies, including benefits from the Fox River acquisition; and a reduction in controllable selling, general and administrative costs.

•                  Operating income for our technical products business decreased $2.7 million primarily due to higher manufacturing input costs, lower volume and a less favorable product mix.  The increase in manufacturing input costs primarily reflected higher prices for energy, latex and pulp, as well as costs following the start-up of certain assets in Germany and planned downtime.   These unfavorable factors were partially offset by improved pricing, improved operations at our Munising mill, a reduction in controllable selling, general and administrative costs and the favorable translation impact from a stronger Euro relative to the U.S. dollar.

•                  Unallocated corporate expenses decreased by $0.2 million primarily due to absence in the current year of costs associated with an executive retirement that offset higher costs in 2008 for certain employee benefit liabilities and currency translation losses on an intercompany loan.

Commentary:

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

	Change in Operating Income (Loss) Compared to Prior Period
		Change Due To
	Total Change	Volume	Net Price (a)	Material Costs (b)	Currency	Other (c)
Fine Paper	$(3.9)	$4.6	$(4.2)	$(6.4)	$—	$2.1
Technical Products	(4.8)	(2.1)	0.7	(5.3)	1.1	0.8
Unallocated corporate costs	3.2	—	—	—	—	3.2
Consolidated	$(5.5)	$2.5	$(3.5)	$(11.7)	$1.1	$6.1

(a)              Includes changes in selling price and product mix.

(b)             Includes price changes for raw materials and energy.

(c)              Includes other materials, manufacturing labor, distribution, selling, general and administrative expenses and gains and losses on asset sales.

Consolidated operating income of $32.1 million for the six months ended June 30, 2008 decreased $5.5 million compared to 2007 primarily due to increased manufacturing input costs in excess of selling price increases in both businesses and a less favorable mix of products in our fine paper business that more than offset the benefits of increased volume from the acquisition of Fox River.  These factors also offset benefits in 2008 from a gain of approximately $3 million related to the sale of certain assets acquired in the acquisition of Fox River, reductions in controllable selling, general and administrative costs and the settlement of certain employee benefit liabilities that we retained following the sale of Terrace Bay.

•                  Operating income for our fine paper business decreased $3.9 million primarily due to higher manufacturing input costs, principally for hardwood pulp, and a less favorable product mix due to the dilutive effect of selling relatively lower priced grades acquired in the Fox River acquisition. These unfavorable factors were only partially offset by increased volume related to the acquisition of Fox River, improved manufacturing efficiencies, including benefits from the Fox River acquisition, reductions in controllable selling, general and administrative costs, higher selling prices and the gain on asset sales.

•                  Operating income for our technical products business decreased $4.8 million primarily due to higher manufacturing costs and lower volume.  The increase in manufacturing costs primarily reflected higher input prices for energy, pulp and latex and increased costs in Germany following the start-up of certain assets.   These unfavorable factors were partially offset by improved pricing and mix, improved operations at our Munising mill, reductions in controllable selling, general and administrative costs and the favorable translation impact from a stronger Euro relative to the U.S. dollar.

•                  Unallocated corporate expenses decreased by $3.2 million primarily due to the settlement of certain employee benefit liabilities that we retained following the sale of our Terrace Bay pulp mill that offset increased costs for other corporate expenses.

Additional Statement of Operations Commentary:

•                  Selling, general and administrative (“SG&A”) expenses of $17.6 million for the three months ended June 30, 2008 decreased $2.5 million from the prior year period partly due to spending reductions in certain categories and the absence in the current period of costs related to an executive retirement in the prior year period. For the three months ended June 30, 2008, SG&A expense as a percentage of sales was approximately 9 percent and was 0.7 percentage points lower than the prior year period.

•                  For the three months ended June 30, 2008 and 2007, we incurred $6.1 million and $6.7 million, respectively, of net interest expense (including $0.5 million of amortization of debt issuance costs in each period).  The decrease in net interest expense was primarily due to lower average interest rates.

•                  The effective tax rate was approximately 23 percent and 36 percent for the three months ended June 30, 2008 and 2007, respectively.  The decrease in the effective tax rate was primarily due to the benefit in the current period of a change in German tax laws reducing the statutory tax rate beginning in 2008 and the mix of pretax income between tax jurisdictions with different marginal tax rates.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2008	2007
Net cash flow provided by (used in):
Operating activities	$0.7	$21.6
Investing activities, including capital expenditures	(17.0)	(85.7)
Capital expenditures	(17.8)	(23.6)
Financing activities	15.7	63.4

Operating Cash Flow Commentary:

•                 Cash provided by operating activities of $0.7 million for the six months ended June 30, 2008 was $20.9 million unfavorable to cash provided by operating activities of $21.6 million in the prior year. This unfavorable comparison to the prior year was primarily due to increased investments in working capital and a $5.0 million payment to settle litigation related to Terrace Bay post-employment benefits in the current year.

Investing Commentary:

•                 For the six months ended June 30, 2008, cash used in investing activities was $17.0 million, a decrease of $68.7 million versus the prior year period.  The decrease in cash used was primarily due to spending of $55.3 million for the acquisition of Fox River in 2007 and a $5.6 million increase in restricted cash associated with capital expansion projects in Germany in the first six months of 2007.  Capital spending for the first six months of 2008 was $17.8 million compared to spending of $23.6 million in the comparable prior year period.  We have aggregate planned capital expenditures for 2008 of $30 million to $35 million.  These capital expenditures are not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

•                 Upon closing the sale of the Pictou Mill, Neenah Canada made a payment of $1.8 million to Northern Pulp. Neenah Canada will make a second and final payment to Northern Pulp of approximately $8.7 million (which is net of an estimated $1.3 million favorable working capital settlement) in the third quarter of 2008.  This payment was offset by approximately $3 million for proceeds from the sale of certain Fox River assets.

Financing Commentary:

•                 Our liquidity requirements are being provided by cash generated from operations, short- and long-term borrowings and proceeds from asset sales. Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of June 30, 2008, we had $91.6 million outstanding under our revolving credit facility, outstanding letters of credit of $1.6 million and $76.9 million of available credit.

•                 In June 2008, we entered into the sixth amendment to the bank credit agreement in which the lenders consented to the sale of the Pictou Mill.

•                 In June 2008, we entered into the first amendment to the Term Loan agreement which reduced required amortization payments to $1.25 million per quarter.  Any remaining amounts outstanding under the Term Loan are due and payable upon termination of the agreement, currently scheduled to occur in November 2010.

•                 For the six months ended June 30, 2008, we paid approximately $9.4 million to purchase shares of common stock in connection with a reverse/forward split of issued and outstanding shares of common stock.

•                 For the six months ended June 30, 2008, additional net borrowings on our revolving credit facility were $25.4 million primarily to finance our increased investment in operating working capital and the reverse/forward split of common stock. In the six months ended June 30, 2007, net borrowings on our revolving credit facility increased $25.2 million, principally to finance the Fox River acquisition.

•                 We paid cash dividends of $0.20 per share or approximately $3.0 million in each of the six months ended June 30, 2008 and 2007.

Management believes that our ability to generate cash from operations and our borrowing capacity are adequate to fund working capital, capital spending and other cash needs for the next 12 months.

Contractual Obligations

The following table presents the total contractual obligations for which cash flows are fixed or determinable as of June 30, 2008:

	For the Years ended December 31,
(In millions)	2008(a)	2009	2010	2011	2012	Beyond 2012	Total
Unconditional purchase obligations	$0.5	$0.6	$0.6	$0.5	$0.3	$—	$2.5
Long-term debt payments	16.0	7.0	102.1	1.9	2.0	232.9	361.9
Interest payments on long-term debt	11.4	22.3	21.5	17.0	16.9	33.1	122.2
Other post-employment benefit obligations	3.8	1.6	1.8	2.1	2.3	15.1	26.7
Operating leases	1.6	3.1	2.3	1.9	1.4	2.3	12.6
Open purchase orders	17.5	—	—	—	—	—	17.5
Contributions to pension trusts	1.8	—	—	—	—	—	1.8
Liability for uncertain tax positions	—	1.0	—	—	—	—	1.0
Total contractual obligations	$52.6	$35.6	$128.3	$23.4	$22.9	$283.4	$546.2

(a)           Represents amounts due on contractual obligations for the period July 1, 2008 through December 31, 2008.

The unconditional purchase obligations are for the purchase of services for the maintenance of information systems. Although we are primarily liable for payments on the above operating leases and unconditional purchase obligations, based on historic operating performance and forecasted future cash flows, we believe our exposure to losses, if any, under these arrangements is not material.

Interest payments on long-term debt includes interest on variable rate debt at June 30, 2008 weighted average interest rates.

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

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. We believe that the estimates, assumptions and judgments described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. The critical accounting policies used in the preparation of the consolidated financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regard to estimates used. These critical judgments relate to the timing of recognizing sales revenue, the recoverability of deferred income tax assets, pension benefits and future cash flows associated with impairment testing of long-lived assets. Actual results could differ from these estimates, and changes in these estimates are recorded when known. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. There has been no significant change in these policies, or the estimates used in the application of the policies, since December 31, 2007.

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

•       general economic conditions, particularly in the United States and Europe;

•       fluctuations in global equity and fixed-income markets;

•       the competitive environment;

•       fluctuations in commodity prices, exchange rates (in particular changes in the U.S. dollar/Euro currency exchange rates) and interest rates;

•       the ability to realize anticipated cost savings in our businesses, and completion of the successful integration of the former Fox River business;

•       the cost or availability of raw materials and energy;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as described below, there have been no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2007.

Foreign Currency Risk

Prior to the sale of the Pictou Mill, our results of operations and cash flows were affected by changes in the Canadian dollar exchange rate relative to the U.S. dollar.  Exchange rate fluctuations could have a material impact on our financial results because substantially all of our pulp mill’s expenses were incurred in Canadian dollars and our pulp revenues were denominated in U.S. dollars. For the year ended December 31, 2007, a hypothetical $0.01 increase in the Canadian dollar relative to the U.S dollar would have decreased our income before income taxes by approximately $2 million, excluding additional currency re-measurement losses. In addition, our reported operating results are affected by changes in the exchange rates of the Canadian dollar relative to the U.S. dollar. For the year ended December 31, 2007, a hypothetical 10 percent increase in the exchange rates of the Canadian dollar relative to the U.S dollar would have decreased our income before income taxes by approximately $1.6 million. Following the sale of the Pictou Mill, the risk that our results of operations and cash flows will be affected by changes in the Canadian dollar exchange rate relative to the U.S. dollar have been substantially eliminated.

From time-to-time, we have used hedging arrangements to reduce our exposure to Canadian dollar exchange rate fluctuations, although these arrangements could result in us incurring higher costs than we would incur without the arrangements. At June 30, 2008, we had no foreign currency contracts outstanding. At December 31, 2007 we had foreign currency contracts outstanding in a notional amount of $3.4 million Canadian dollars designated as cash flow hedges of U.S dollar denominated pulp sales. The fair value of the contracts was a current asset of $0.5 million U.S. dollars. The weighted average exchange rate for the foreign currency contracts at December 31, 2007 was $0.852 U.S. dollars per Canadian dollar and the contracts extended through February 2008.

Commodity Risk

Pulp

Prior to the sale of the Pictou Mill, our results of operations, cash flows and financial position are sensitive to the selling prices of wood pulp. Wood pulp is a commodity for which there are multiple other suppliers. Typically, commodities businesses compete primarily on the basis of price and availability. The revenues from producing a commodity tend to be cyclical, with periods of shortage and rapidly rising prices leading to increased production and increased industry investment until supply exceeds demand. Those periods are then typically followed by periods of reduced prices and excess and idle capacity until the cycle is repeated.

The markets and profitability of pulp have been, and are likely to continue to be, cyclical. Because our pulp business competed primarily on the basis of price and availability, the financial success of our pulp mills depended on their ability to produce pulp at a competitive cost.

From time-to-time, we have used hedging arrangements to reduce our exposure to pulp price fluctuations, although these arrangements could result in us incurring higher costs than we would incur without the arrangements. At June 30, 2008 and December 31, 2007, we had no outstanding pulp future contracts.

Based on 2007 shipment volume, a 10 percent decrease in the market price for northern bleached softwood kraft pulp (excluding the impact of volume and other discounts) would reduce pretax income of our Pulp segment by approximately $22.6 million. Following the sale of the Pictou Mill, we have substantially reduced our exposure to cyclicality in pulp prices.

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

As of June 30, 2008, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Internal Controls over Financial Reporting

During the three months ended June 30, 2008, we implemented general ledger, manufacturing and costing, inventory, and order management modules of our Enterprise Resource Planning system in the Appleton, Wisconsin and Ripon, California operating locations acquired in the Fox River acquisition resulting in a material change in our processes over financial reporting at those locations.  We assessed the design effectiveness of the internal controls over the key processes affected by the system change.  We also assessed the design effectiveness of the internal controls over financial reporting for our Fox River manufacturing operations acquired in March 2007 which management had elected to exclude from its assessment of internal control over financial reporting made as of December 31, 2007.  As a result of these assessments, management believes that we maintained adequate internal control over financial reporting.

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, management’s assessment of our internal control over financial reporting identified the following material weakness in our internal controls over financial reporting:

Controls Over Income Tax Accounting: We did not maintain effective controls over the determination and reporting of the provision for income taxes and related income tax balances. Specifically, the requisite level of skills and resources in accounting for income taxes was inadequate and our procedures for preparing, analyzing, reconciling and reviewing our income tax provision and income tax balance sheet accounts did not provide effective internal control. Spreadsheets supporting the calculation of income tax balances are inadequately controlled and are susceptible to manual input errors.

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

Remediation and Changes in Internal Controls

We have developed and implemented remediation plans to address our material weakness. During the three months ended June 30, 2008, the following remedial actions have been put in place:

During the second quarter of 2008, responsibility for the preparation and analysis of our income tax provision and the reconciliation of income tax balance sheet accounts was outsourced to a nationally recognized public accounting firm. In addition, a standard spreadsheet template was utilized to summarize the components of our income tax provision to improve process controls, reduce the possibility of manual errors and increase the likelihood that any such errors will be identified and corrected during the review process. Management retained responsibility for reviewing such work confirming that our income tax provision and income tax balance sheet accounts were fairly stated in all material respects.

As a result of the implementation of these processes, management believes that the consolidated financial statements are fairly stated in all material respects as of and for the three and six months ended June 30, 2008. Management is continuing to collect evidence of the effectiveness of the design and operation of our internal controls over financial reporting as it relates to accounting for income taxes before reaching a conclusion on whether the deficiency in the operation of internal control has been remediated.

Other than as described above, there have not been any other changes in our internal control over financial reporting during the three months ended June 30, 2008, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities:

The following table contains information about our purchases of our equity securities for the three months ended June 30, 2008.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
April 1, 2008 — April 30, 2008	—	$—	—	—
May 1, 2008 — May 31, 2008	179	$23.20	—	—
June 1, 2008 — June 30, 2008	—	$—	—	—

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

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on May 20, 2008, the following business was transacted:

Election of Class I Directors -

All the Class III nominees for election to the Board of Directors were elected:

	Number of Shares For	Number of Shares Authority Withheld
Timothy S. Lucas	12,762,947	470,518
Phillip C. Moore	12,959,066	274,399

Ratification of Appointment of Independent Registered Public Accounting Firm

The appointment of Deloitte & Touche LLP was ratified:

	Number of Shares For	Number of Shares Against	Number of Shares Abstain
Appointment of Deloitte & Touche LLP	13,180,083	577,951	9,917

Item 6. Exhibits

Exhibit Number	Exhibit

10.1

Sixth Amendment, dated as of May 15, 2008 to the Credit Agreement dated as of November 30, 2004, by and among Neenah Paper, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders.

10.2

Amended and Restated Share Purchase Agreement dated as of June 24, 2008, by and among Neenah Paper Company of Canada, NPCC Holding Company, LLC, Neenah Paper, Inc., Azure Mountain Capital Holdings LP, Northern Pulp NS LP, and Azure Mountain Capital Financial LP.

10.3	Asset Purchase Agreement dated as of June 24, 2008, by and between Neenah Paper Company of Canada, and Azure Mountain Financial Corporation.

10.4	Asset Purchase Agreement dated as of June 24, 2008, by and between Neenah Paper Company of Canada, and Northern Pulp Nova Scotia Corporation.

10.5	Stumpage Agreement, dated as of June 24, 2008, by and between Neenah Paper Company of Canada, and Northern Pulp Nova Scotia Corporation.

10.6	Subscription Agreement, dated as of June 24, 2008, by and between Neenah Paper Company of Canada, and Azure Mountain Capital Financial Corporation.

10.7	Consent and Guarantee Agreement Concerning Amended and Restated Pulp Supply Agreement, dated as of June 19, 2008, by and between Neenah Paper, Inc. and Kimberly-Clark Global Sales, LLC.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

August 11, 2008