Form 10-Q
period 2008-09-30
Neenah Paper Inc
filed 2008-11-06
CIK 1296435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☐   No ☒

As of October 31, 2008, there were 14,592,824 shares of the Company’s common stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$185.6	$195.2	$585.7	$574.0
Cost of products sold	160.6	166.7	497.6	472.6
Gross profit	25.0	28.5	88.1	101.4
Selling, general and administrative expenses	16.6	20.1	55.4	58.3
Other income - net	(3.9)	(1.9)	(11.7)	(4.8)
Operating income	12.3	10.3	44.4	47.9
Interest expense - net	6.3	6.5	18.6	19.1
Income from continuing operations before income taxes	6.0	3.8	25.8	28.8
Provision (benefit) for income taxes	1.0	(9.5)	6.1	(2.0)
Income from continuing operations	5.0	13.3	19.7	30.8
Income (loss) from discontinued operations, net of income taxes	1.5	2.1	(110.5)	1.9
Net income (loss)	$6.5	$15.4	$(90.8)	$32.7

Earnings (Loss) Per Common Share
Basic
Continuing operations	$0.34	$0.89	$1.34	$2.07
Discontinued operations	0.11	0.14	(7.53)	0.13
	$0.45	$1.03	$(6.19)	$2.20
Diluted
Continuing operations	$0.34	$0.87	$1.33	$2.03
Discontinued operations	0.10	0.14	(7.46)	0.13
	$0.44	$1.01	$(6.13)	$2.16

Weighted Average Common Shares Outstanding (in thousands)
Basic	14,592	14,924	14,679	14,857
Diluted	14,696	15,213	14,801	15,147
Cash Dividends Declared Per Share of Common Stock	$0.10	$0.10	$0.30	$0.30

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$8.7	$2.4
Accounts receivable (less allowances of $1.8 million and $2.1 million)	90.0	145.4
Inventories	95.3	110.6
Other receivables	8.7	9.7
Income taxes receivable	12.4	0.6
Deferred income taxes (Note 5)	62.7	1.9
Prepaid and other current assets (Note 4)	11.0	19.6
Assets held for sale—discontinued operations	3.8	—
Total Current Assets	292.6	290.2
Property, Plant and Equipment, at cost	573.3	925.1
Less accumulated depreciation	253.8	492.8
Property, plant and equipment—net	319.5	432.3
Deferred Income Taxes	26.6	55.4
Goodwill	103.4	106.6
Intangible Assets—net	31.3	33.6
Other Assets	12.7	14.7
TOTAL ASSETS	$786.1	$932.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$22.6	$10.9
Accounts payable	47.4	86.9
Accrued salaries and employee benefits	17.7	34.2
Accrued income taxes	4.6	13.7
Accrued expenses	20.1	24.2
Liabilities related to discontinued operations	0.8	—
Total Current Liabilities	113.2	169.9
Long-term Debt	351.4	321.2
Deferred Income Taxes	28.0	30.4
Noncurrent Employee Benefits	84.6	116.3
Other Noncurrent Obligations	4.1	7.0
TOTAL LIABILITIES	581.3	644.8
Commitments and Contingencies (Note 14)
TOTAL STOCKHOLDERS’ EQUITY	204.8	288.0
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$786.1	$932.8

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$(90.8)	$32.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29.9	33.5
Stock-based compensation	3.1	5.1
Excess tax benefit from stock-based compensation	—	(0.5)
Deferred income tax benefit	(56.3)	(10.2)
Gain on curtailment of post employment benefit plan	(4.3)	—
Gain on sale of woodlands (Note 5)	—	(4.5)
Asset impairment loss (Note 5)	91.2	—
Loss on disposal - transfer of the Pictou Mill (Note 5)	29.3	—
Amortization of deferred revenue - transfer of Pictou	(2.0)	—
Loss on disposal - transfer of the Pictou Mill post-employment benefit plans (Note 5)	53.7	—
(Gain) loss on asset dispositions	(6.4)	0.2
Increase in working capital, net of effects of acquisitions	(38.2)	(12.5)
Pension and other post-employment benefits	(8.1)	1.0
Other	(0.9)	(0.3)
NET CASH PROVIDED BY OPERATING ACTIVITIES	0.2	44.5
INVESTING ACTIVITIES
Capital expenditures	(23.6)	(37.2)
Acquisition cost of Fox River, net of cash acquired	—	(54.7)
Additional acquisition cost of Neenah Germany	—	(1.5)
Payments in conjunction with transfer of the Pictou Mill (Note 5)	(13.6)	—
Proceeds from asset sales (Note 4)	13.6	—
Other	0.3	(0.3)
NET CASH USED IN INVESTING ACTIVITIES	(23.3)	(93.7)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	51.0	75.5
Debt issuance costs	—	(1.0)
Repayments of long-term debt	(22.2)	(20.8)
Short-term borrowings	16.5	4.8
Repayments of short-term debt	(1.7)	(5.0)
Share purchases (Note 13)	(9.4)	—
Cash dividends paid	(4.5)	(4.5)
Proceeds from exercise of stock options	—	3.7
Excess tax benefit from stock-based compensation	—	0.5
Other	(0.2)	(0.1)
NET CASH PROVIDED BY FINANCING ACTIVITIES	29.5	53.1
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(0.1)	0.7
NET INCREASE IN CASH AND CASH EQUIVALENTS	6.3	4.6
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2.4	1.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8.7	$6.2
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest expense capitalized	$12.7	$13.8
Cash paid during period for income taxes	$6.3	$5.7
Non-cash investing activities:
Liability for equipment acquired	$1.5	$4.8

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except as noted)

Note 1.  Background and Basis of Presentation

Background

Neenah Paper, Inc. (“Neenah” or the “Company”), a Delaware corporation, was incorporated in April 2004 in contemplation of the spin-off by Kimberly-Clark Corporation (“Kimberly-Clark”) of its fine paper and technical products businesses in the United States and its Canadian pulp business (collectively, the “Pulp and Paper Business”) . In November 2004, Kimberly-Clark completed the distribution of all of the shares of Neenah’s common stock to the stockholders of Kimberly-Clark (the “Spin-Off”). As a result of the Spin-Off, Kimberly-Clark transferred all of the assets and liabilities of the Pulp and Paper Business to Neenah. Following the Spin-Off, Neenah is an independent public company and Kimberly-Clark has no continuing stock ownership.  Following the Spin-Off, management began executing a strategy to exit the pulp business and transform the Company into a manufacturer of specialty papers.

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

In August 2006, Neenah Canada transferred the Terrace Bay, Ontario pulp mill and related woodlands operations (“Terrace Bay”) to certain affiliates of Buchanan Forest Products Ltd. (“Buchanan”). Buchanan acquired substantially all of the assets of Terrace Bay and assumed responsibility for substantially all of the liabilities related to its future operation.  The results of operations of Terrace Bay are reported as discontinued operations on the condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007.  See Note 5, “Discontinued Operations—Transfer of Terrace Bay.”

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

In February 2008, the Company committed to a plan to sell its pulp mill in Pictou, Nova Scotia (the “Pictou Mill”) and approximately 500,000 acres of woodland assets in Nova Scotia (the “Woodlands”).  In June 2008, Neenah Canada completed the sale of the Pictou Mill to Northern Pulp Nova Scotia Corporation (“Northern Pulp”), a new operating company jointly owned by Atlas Holdings LLC and Blue Wolf Capital Management LLC.  In connection with the transfer of the Pictou Mill, Neenah Canada made payments of approximately $10.3 million to Northern Pulp. In addition, the Company incurred transaction costs of approximately $3.3 million. Pursuant to the terms of the transaction, Northern Pulp assumed all of the assets and liabilities associated with the Pictou Mill, as well as existing customer contracts, supply agreements, labor agreements and pension obligations. The sale did not include the Woodlands.

Management believes it is probable that the sale of the Woodlands will be completed within 12 months.  As of September 30, 2008, the assets and liabilities of the Woodlands are reported as assets held for sale—discontinued operations and liabilities related to discontinued operations, respectively, on the condensed consolidated balance sheet.  For the three and nine months ended September 30, 2008, the results of operations of the Pictou Mill and the Woodlands and the loss on disposal of the Pictou Mill are reported as discontinued operations in the condensed consolidated statements of operations. The consolidated results of operations for all prior periods have been restated to reflect the results of operations of the Pictou Mill and the Woodlands as discontinued operations.  See Note 5, “Discontinued Operations—Sale of the Pictou Mill and the Woodlands.”

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

The condensed consolidated interim financial statements of Neenah and its subsidiaries included herein are unaudited, except for the December 31, 2007 condensed consolidated balance sheet, which was derived from audited financial statements.  The condensed consolidated financial statements include the financial statements of the Company, and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements.

Earnings (Loss) per Share (“EPS”)

Basic earnings (loss) per share (“EPS”) was computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the three and nine months ended September 30, 2008 and 2007.  Diluted EPS was calculated to give effect to all potentially dilutive common shares using the “Treasury Stock” method. Outstanding stock options, restricted shares, restricted stock units and restricted stock units with performance conditions represent the only potentially dilutive effects on the Company’s weighted-average shares.  For the three and nine months ended September 30, 2008, approximately 1,565,000 and 1,470,000 potentially dilutive stock-based compensation awards, respectively, were excluded from the computation of dilutive common shares.  For the three and nine months ended September 30, 2007, approximately 310,000 and 260,000 potentially dilutive stock-based compensation awards, respectively, were excluded from the computation of dilutive common shares.

The following table presents the computation of basic and diluted shares of common stock used in the computation of EPS (amounts in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2008 (a)	2007	2008 (a)	2007
Weighted-average basic shares outstanding		14,592	14,924	14,679	14,857
Add:	Assumed incremental shares under stock compensation plans	104	289	122	290

Assuming dilution		14,696	15,213	14,801	15,147

(a)        The reduction in weighted-average basic shares outstanding is primarily due to the execution of a reverse/forward split of the issued and outstanding shares of common stock.  See Note 13, “Stockholders’ Equity.”

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

Note 3.  Comprehensive Income (Loss)

Comprehensive income (loss) includes, in addition to net income (loss), gains and losses recorded directly into stockholders’ equity on the condensed consolidated balance sheet. These gains and losses are referred to as other comprehensive income items. Accumulated other comprehensive income (loss) consists of foreign currency translation gains and (losses), deferred gains and (losses) on cash flow hedges, and adjustments related to pensions and other post-employment benefits. Income taxes are not provided for foreign currency translation adjustments because they relate to indefinite investments in Neenah Germany. The Company also does not provide income taxes for foreign currency translation adjustments for its Canadian operations.  For the three and nine months ended September 30, 2008, the Company did not record deferred taxes related to future funds expected to be repatriated upon the sale of the Woodlands because there are no expected tax consequences considering the anticipated proceeds from the disposal of the Woodlands.  As of September 30, 2008 and December 31, 2007, accumulated other comprehensive income was $117.1 million and $98.5 million, respectively.

The following table presents the components of comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$6.5	$15.4	$(90.8)	$32.7
Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss)	(30.4)	21.0	(13.0)	37.3
Adjustments to pension and other post-employment benefit liabilities (a)	0.2	0.6	31.9	1.6
Deferred gain (loss) on cash flow hedges	—	(0.4)	(0.3)	0.9
Total other comprehensive income (loss)	(30.2)	21.2	18.6	39.8

Comprehensive income (loss)	$(23.7)	$36.6	$(72.2)	$72.5

(a)        In connection with the sale of the Pictou Mill, Northern Pulp assumed responsibility for Neenah Canada’s Nova Scotia, Canada defined benefit pension plan (the “Nova Scotia Plan”).  For the nine months ended September 30, 2008, the Company reclassified approximately $53.7 million ($33.2 million after income taxes) in deferred pension and other post-employment benefit adjustments related to the transfer of the Nova Scotia Plan to Northern Pulp to loss from discontinued operations on the condensed consolidated statement of operations.  See Note 5, “Discontinued Operations—Sale of the Pictou Mill and the Woodlands.”

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

In May 2007, the Company closed the former Fox River fine paper mill located in Housatonic, Massachusetts (the “Housatonic Mill”). In September 2007, the Company ceased manufacturing operations at the former Fox River fine paper mill located in Urbana, Ohio (the “Urbana Mill”). Converting operations at the Urbana Mill were phased out during the first quarter of 2008. The Company also closed a Fox River converting and distribution center located in Appleton, Wisconsin during the second quarter of 2008. The closures of the Housatonic Mill and the Urbana Mill allowed the Company to maximize cost efficiencies by shifting fine paper manufacturing to utilize available capacity at its other fine paper mills.

Following the closures, the Company began a process to sell the surplus equipment and facilities. For the three and nine months ended September 30, 2008, the Company recognized a gain of approximately $3.6 million and $6.6 million, respectively, from the sale of the Fox River converting and distribution center, land and buildings at the Urbana Mill and the Housatonic Mill and all related equipment.  For the three and nine months ended September 30, 2008, proceeds from such asset sales were $10.4 million and $13.6 million, respectively. Assets held for sale are valued at the lower of cost (which was fair value at acquisition for the Fox River assets) or fair value less cost to sell.  As of September 30, 2008, the Company had disposed of substantially all of the Fox River assets held for sale.  As of December 31, 2007, only the Housatonic Mill ($2.2 million) was recorded as assets held for sale and reported on the condensed consolidated balance sheet as prepaid and other current assets.

As of September 30, 2008, the Company had also substantially completed the process of terminating certain Fox River sales and administrative employees whose jobs were eliminated as the acquired Fox River business was integrated with the Company’s existing fine paper business. Severance benefits were paid to approximately 320 former hourly and salaried employees at the Housatonic Mill and the Urbana Mill, and Fox River sales and administrative employees in conjunction with the previously described closure and integration activities.  All the previously described integration activities were components of the Company’s plan to exit certain activities of the acquired Fox River business and were accounted for in accordance with Emerging Issues Task Force Issue 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”).

The liabilities in the preceding table include approximately $12.5 million for the cost of post-acquisition exit activities that the Company recognized in accordance with EITF 95-3. As of September 30, 2008, approximately $5.4 million in severance benefits had been paid to former Fox River employees.  The severance benefits for former Fox River employees include benefits that will be paid over a period of 18 to 36 months from the date of acquisition pursuant to the terms of employment agreements with certain former Fox River executives. As of September 30, 2008, approximately $1.5 million had been paid under such agreements and approximately $0.8 million remained to be paid. As of September 30, 2008, the payment of all other severance benefits had been substantially completed. The following table presents the status of post-acquisition restructuring liabilities as of and for the nine months ended September 30, 2008:

	Severance benefits	Contract termination costs	Environmental clean-up and monitoring	Total
Post acquisition exit costs	$6.4	$4.9	$1.2	$12.5
Payments for the year ended December 31, 2007	(3.1)	(1.5)	(0.2)	(4.8)
Post acquisition exit costs at December 31, 2007	3.3	3.4	1.0	$7.7
Adjustments to finalize exit plan	(0.2)	0.1	—	(0.1)
Payments for the nine months ended September 30, 2008	(2.3)	(1.4)	(0.3)	(4.0)
Amounts recognized in income	—	(0.8)	(0.1)	(0.9)
Post acquisition exit costs at September 30, 2008	$0.8	$1.3	$0.6	$2.7

Note 5.  Discontinued Operations

Sale of the Pictou Mill and the Woodlands

In February 2008, the Company committed to a plan to sell the Pictou Mill and the Woodlands.  In June 2008, Neenah Canada completed the sale of the Pictou Mill to Northern Pulp, a new operating company jointly owned by Atlas Holdings LLC and Blue Wolf Capital Management LLC.  In connection with the transfer of the Pictou Mill, Neenah Canada made payments of approximately $10.3 million to Northern Pulp. In addition, the Company incurred transaction costs of approximately $3.3 million. Pursuant to the terms of the transaction, Northern Pulp assumed all of the assets and liabilities associated with the Pictou Mill, as well as existing customer contracts, supply agreements (including the Pulp Supply Agreement, as defined below, with Kimberly-Clark), labor agreements and pension obligations. The sale did not include the Woodlands.

In conjunction with the sale of the Pictou Mill, the Company entered into a stumpage agreement (the “Stumpage Agreement”) which allows Northern Pulp to harvest an average of approximately 400,000 metric tons of softwood timber annually from the Woodlands. The Stumpage Agreement is for a term of ten years and Northern Pulp has the option to extend the agreement for an additional three years.  For calendar year 2008, Northern Pulp will pay a nominal amount for approximately 236,000 metric tons of softwood timber harvested under the Stumpage Agreement.  As a result, the Company recorded $2.8 million in deferred revenue for the estimated fair value of the timber to be harvested by Northern Pulp in calendar 2008.  The loss on transfer of the Pictou Mill was increased by an amount equal to such deferred revenue.  For the three and nine months ended September 30, 2008, the Company recognized approximately $2.0 million of such deferred revenue. For timber purchases during calendar year 2009, Northern Pulp has agreed to pay the then current stumpage rate charged by the Nova Scotia provincial government for harvesting on government licensed lands. The price paid for timber purchases during the remainder of the Stumpage Agreement will be based on an agreed upon index.   The Company believes the Stumpage Agreement prices for calendar year 2009 and beyond represent market rates.  Northern Pulp has agreed to pay all costs associated with maintaining the Woodlands and harvesting the timber.  An agreement to sell the Woodlands will require the buyer to assume the Stumpage Agreement.

During the first quarter of 2008, the Company determined that the estimated value it would receive from a sale of the Pictou Mill indicated that it would not recover the carrying value of the mill’s long-lived assets. As a result, for the nine months ended September 30, 2008, the Company recognized non-cash, pre-tax impairment charges of $91.2 million to write-off the carrying value of the Pictou Mill’s long-lived assets. In addition, for the nine months ended September 30, 2008, the Company recorded a pre-tax loss of $29.3 million to recognize the loss on disposal of the Pictou Mill.

In conjunction with the sale of the Pictou Mill, Northern Pulp assumed responsibility for all pension and other post-employment benefit obligations for active and retired employees of the mill. The Company accounted for the transfer of these liabilities as a settlement of post-employment benefit obligations pursuant to Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” For the nine months ended September 30, 2008, the Company recognized a non-cash, pre-tax settlement loss of $53.7 million due to the reclassification of deferred pension and other post-employment benefit adjustments related to the transfer of the Nova Scotia Plan to Northern Pulp from accumulated other comprehensive income to loss from discontinued operations in the condensed consolidated statement of operations.

Management believes that it is probable that the sale of the Woodlands will be completed within 12 months.  As of September 30, 2008, the assets and liabilities of the Woodlands are reported as assets held for sale—discontinued operations and liabilities related to discontinued operations, respectively, on the condensed consolidated balance sheet. For the three and nine months ended September 30, 2008, the results of operations of the Pictou Mill and the Woodlands and the loss on disposal of the Pictou Mill are reported as discontinued operations in the condensed consolidated statements of operations. The consolidated results of operations for all prior periods have been restated to reflect the results of operations of the Pictou Mill and the Woodlands as discontinued operations. Assets held for sale are valued at the lower of cost or fair value less cost to sell. As of September 30, 2008, the assets of the Woodlands are reported at their historic book cost of $3.8 million.

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

At closing, Neenah Canada retained pension and long-term disability obligations for current and former mill employees and post-employment medical and life insurance obligations for current retirees. During the first quarter of 2008, Neenah Canada paid approximately $5.0 million to settle litigation related to the reduction and/or elimination of certain retiree benefits following Neenah Canada’s transfer of Terrace Bay to Buchanan.  In conjunction with the settlement, Neenah Canada agreed to continue certain retiree life insurance benefits at a reduced rate in the future.  As a result of the settlement, for the nine months ended September 30, 2008, Neenah Canada recorded a curtailment gain of approximately $4.3 million which is recorded in other income-net on the condensed consolidated statement of operations.

In conjunction with the transfer of Terrace Bay, the Company entered into a pulp manufacturing agreement (the “Pulp Manufacturing Agreement”) with Terrace Bay Pulp Inc. (“TBPI”).  Pursuant to the Pulp Manufacturing Agreement, the Company agreed to sell pulp manufactured by TBPI at Terrace Bay to satisfy the Company’s supply obligations under an amended and restated pulp supply agreement with Kimberly-Clark (as amended and restated, the “Pulp Supply Agreement”). The price paid by the Company under the Pulp Manufacturing Agreement was equal to the price paid by Kimberly-Clark pursuant to the Pulp Supply Agreement. TBPI agreed to perform substantially all of the Company’s obligations under the Pulp Supply Agreement and, together with three of its affiliated companies, to indemnify and hold the Company harmless for any claims arising from TBPI’s failure to so perform.

For the three and nine months ended September 30, 2008 and 2007, the Company did not recognize revenue or cost in its condensed consolidated statement of operations for pulp manufactured by TBPI for sale to Kimberly-Clark.  The Company receives payments from Kimberly-Clark for Kimberly-Clark’s purchases of pulp from TBPI and immediately remits such payments to TBPI.  In general, Kimberly-Clark pays for such pulp purchases in approximately 45 days from receipt of the product.  As of September 30, 2008, there were no amounts receivable from Kimberly-Clark or payable to TBPI on the condensed consolidated balance sheet pursuant to the Pulp Manufacturing Agreement.  As of December 31, 2007, the Company had a receivable from Kimberly-Clark for $17.7 million recorded in accounts receivable, net, $1.7 million of cash received from Kimberly-Clark that had not been remitted to Buchanan recorded in cash and cash equivalents and a $19.4 million payable to TBPI recorded in accounts payable on the condensed consolidated balance sheet.

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

The results of operations of the Pictou Mill, the Woodlands and Terrace Bay and the loss on sale of the Pictou Mill are reported as discontinued operations in the condensed consolidated statements of operations for each period presented. The following table summarizes the results of discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales, net of intersegment sales (a)	$2.0	$56.7	$100.9	$160.7

Discontinued operations:
Income (loss) from operations
Pictou Mill and the Woodlands (b)	$1.7	$6.1	$(99.3)	$7.7
Terrace Bay	0.2	(1.5)	—	(3.5)
Income (loss) from operations	1.9	4.6	(99.3)	4.2
Income (loss) on disposal	0.4	—	(29.3)	—
Loss on settlement of post-employment benefit plans	—	—	(53.7)	—
Income (loss) on disposal	0.4	—	(83.0)	—
Gain (loss) before income taxes	2.3	4.6	(182.3)	4.2
(Provision) benefit for income taxes	(0.8)	(2.5)	71.8	(2.3)
Income (loss) from discontinued operations, net of income taxes	$1.5	$2.1	$(110.5)	$1.9

(a)        Represent net sales of the Pictou Mill and the Woodlands only.

(b)        For the nine months ended September 30, 2008, the loss from operations includes non-cash, pre-tax impairment charges of $91.2 million to write-off the carrying value of the Pictou Mill’s long-lived assets.

The following table summarizes assets held for sale and liabilities related to discontinued operations:

September 30, 2008
Current Assets
The Woodlands	$3.8
Assets Held for Sale - discontinued operations	$3.8
Current Liabilities
Accrued expenses	$0.8
Liabilities related to discontinued operations	$0.8

As of September 30, 2008, the deferred tax consequences related to the Woodlands are reported as current deferred income taxes on the condensed consolidated balance sheet to conform to the classification of the assets and liabilities of discontinued operations as current assets and liabilities. In general, such amounts were classified as noncurrent deferred income taxes as of December 31, 2007.

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

The sale qualified for gain recognition under the “full accrual method” described in Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate (“SFAS 66”).  Neenah Canada’s commitment to accept acreage offered by the Purchaser to satisfy the timber requirements for the first 18 months of the FSA represented a “constructive obligation.”  As a result, Neenah Canada deferred approximately $9.1 million of the gain on sale, which represented Neenah Canada’s estimated maximum exposure to loss of profit due to the constructive obligation under the FSA. For the three and nine months ended September 30, 2007, Neenah Canada recognized approximately $1.6 million and $4.5 million, respectively, of such deferred gain.  As of December 31, 2007, the deferred gain related to the constructive obligation was fully amortized and no amounts of such deferred gain were recognized for the three and nine months ended September 30, 2008.

Note 6. Other Income - Net

The following table presents the components of “Other income – net” on the condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Gain on property disposals	$3.5	$0.9	$6.4	$0.8
Terrace Bay employee benefits	(0.1)	0.9	4.8	2.3
Miscellaneous other income	0.2	0.2	1.2	1.0
Net gain from risk management activities	0.1	1.4	0.6	2.7
Other income - net	3.7	3.4	13.0	6.8
Less: Amounts related to discontinued operations	(0.2)	1.5	1.3	2.0
Other income - net related to continuing operations	$3.9	$1.9	$11.7	$4.8

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

In accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the Company recorded all derivative instruments as assets (included in Prepaid and other current assets and Other Assets) or liabilities (included in Accrued expenses or Other Noncurrent Obligations) on the condensed consolidated balance sheet at fair value. Changes in the fair value of derivative instruments were either recorded in income or other comprehensive income, as appropriate. Unrealized gains or losses from changes in the fair value of highly effective derivatives designated as cash flow hedges were recorded in accumulated other comprehensive income (loss) in the period that changes in fair value occurred and were reclassified to income in the same period that the hedged item affected income. As of September 30, 2008, the Company does not have any outstanding derivative instruments.

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

Cash Flow Hedges

As of September 30, 2008, the Company had no outstanding foreign currency forward exchange contracts. As of December 31, 2007, the Company had outstanding foreign currency forward exchange contracts designated as cash flow hedges of U.S. dollar denominated pulp sales in a notional amount of $3.4 million Canadian dollars. The fair value of the contracts was a current asset of $0.5 million U.S. dollars. For the nine months ended September 30, 2008 and for the three and nine months ended September 30, 2007, all realized gains and losses on foreign currency forward exchange contracts were related to the operations of the Pictou Mill and were recorded in loss from discontinued operations on the condensed consolidated statements of operations. As of September 30, 2008 and December 31, 2007, the Company had no outstanding pulp future contracts.

Foreign Currency Transactions

Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in other (income)–net in the condensed consolidated statements of operations.

The following table presents gains (losses) from the Company’s risk management activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Gains on foreign currency forward exchange contracts	$—	$2.0	$0.5	$4.6
Gain (loss) from foreign currency transactions	0.1	(0.6)	0.1	(1.9)
Net gain from risk management activities	0.1	1.4	0.6	2.7
Less: Amounts related to discontinued operations	(0.1)	0.6	1.2	0.9
Net gain (loss) related to continuing operations	$0.2	$0.8	$(0.6)	$1.8

Note 8. Inventories

The following presents inventories by major class:

	September 30, 2008	December 31, 2007
Inventories by major class:
Raw materials	$24.6	$26.2
Work in progress	15.7	18.1
Finished goods	63.4	70.2
Supplies and other	2.6	5.7
FIFO value of inventory	106.3	120.2
Excess of FIFO over LIFO cost	(11.0)	(9.6)
Total	$95.3	$110.6

The FIFO values of total inventories valued on the LIFO method were $77.9 million and $75.3 million at September 30, 2008 and December 31, 2007, respectively.

Note 9. Debt

Long-term debt consisted of the following:

	September 30, 2008	December 31, 2007
Senior Notes (7.375% fixed rate) due November 2014	$225.0	$225.0
Revolving bank credit facility (variable rates) due November 2010	109.6	66.2
Term Loan (variable rates) due November 2010	8.5	23.1
Neenah Germany project financing (3.8% fixed rate) due in 16 equal semi-annual installments beginning June 2009	14.2	14.6
Neenah Germany revolving line of credit (variable rates) due November 2008	16.7	3.2
Total debt	374.0	332.1
Less: Debt payable within one year	22.6	10.9
Long-term debt	$351.4	$321.2

Principal Payments

The following table presents the Company’s required debt payments by respective calendar year:

	2008 (a)	2009	2010 (b)	2011	2012	Thereafter (c)	Total
Debt payments	$18.0	$6.8	$113.5	$1.8	$1.8	$232.1	$374.0

(a)        Represents required debt payments for the period October 1, 2008 through December 31, 2008.

(b)        Includes principal payments on the Company’s revolving bank credit facility and remaining outstanding term loan of $109.6 million and $2.2 million, respectively.

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

In May 2008, the Company entered into the Sixth Amendment to the Initial Credit Agreement (the “Sixth Amendment”). In the Sixth Amendment, the Lenders consented to consummation of the sale of the Pictou Mill. As of September 30, 2008, the Initial Credit Agreement (as amended the “Amended Credit Agreement”) provides for a secured revolving credit facility (the “Revolver”) to provide for borrowings of up to $210 million. The Company’s ability to borrow under the Revolver is limited to the lowest of (a) $210 million, (b) the Company’s borrowing base (as determined in accordance with the Amended Credit Agreement), and (c) the applicable cap on the amount of “credit facilities” under the indenture for the Senior Notes. The Amended Credit Agreement is currently scheduled to terminate on November 30, 2010.

As of September 30, 2008, the interest rate applicable to borrowings under the Revolver will be either (1) the Prime Rate plus a percentage ranging from 0 percent to 2.00 percent or (2) LIBOR plus a percentage ranging from 1.25 percent to 3.50 percent. Interest is computed based on actual days elapsed in a 360-day year, payable monthly in arrears for base rate loans, or for LIBOR loans, payable monthly in arrears and at the end of the applicable interest period. The commitment is subject to an annual facility fee of 0.25 percent on the average daily unused amount of the commitment.

The Amended Credit Agreement is secured by substantially all of the assets of the Company and the subsidiary borrowers, including the capital stock of such subsidiaries, and is guaranteed by Neenah Canada. Neenah Canada’s guarantee is secured by substantially all of that subsidiary’s assets.

In the Third Amendment to the Initial Credit Agreement, the lenders consented to the Company’s purchase of Neenah Germany.  Neenah Germany is not a borrower or guarantor with respect to the Revolver.  However, the Company pledged 65 percent of its equity interest in Neenah Germany as security for the obligations of the Company and its subsidiaries under the Amended Credit Agreement.

The weighted-average interest rate on outstanding Revolver borrowings as of September 30, 2008 and December 31, 2007 was 4.7 percent per annum and 6.4 percent per annum, respectively. Interest on amounts borrowed under the Revolver is paid monthly. Amounts outstanding under the Revolver may be repaid, in whole or in part, at any time without premium or penalty except for specified make-whole payments on LIBOR-based loans.  All principal amounts outstanding under the Revolver are due and payable on the date of termination of the Amended Credit Agreement. Borrowing availability under the Revolver is reduced by outstanding letters of credit and reserves for certain other items as defined in the Amended Credit Agreement. Availability under the Amended Credit Agreement will fluctuate over time depending on the value of the Company’s inventory, receivables and various capital assets. As of September 30, 2008, the Company had approximately $1.6 million of letters of credit outstanding and $60.1 million of borrowing availability under the Revolver.

The Amended Credit Agreement contains events of default customary for financings of this type, including failure to pay principal or interest, materially false representations or warranties, failure to observe covenants and other terms of the Amended Credit Agreement, cross-defaults to other indebtedness, bankruptcy, insolvency, various ERISA violations, the incurrence of material judgments and changes in control. As of September 30, 2008, no events of default had occurred.

Term Loan

In March 2007, the Company entered into an agreement by and among the Company, certain of its subsidiaries and JP Morgan Chase Bank, N.A. (the “Term Loan Agreement”) to borrow up to $25 million (the “Term Loan”). The weighted-average interest rate on outstanding Term Loan borrowings as of September 30, 2008 and December 31, 2007, was 4.0 percent per annum and 6.7 percent per annum, respectively. Borrowings under the Term Loan are being repaid in equal quarterly installments which began in November 2007.  Term Loan borrowings were used to repay outstanding Revolver borrowings. The Term Loan is secured by substantially all of the property, plant and equipment acquired by the Company in the acquisition of Fox River and is fully and unconditionally guaranteed by substantially all of the Company’s other subsidiaries, except Neenah Germany.  During the three and nine months ended September 30, 2008, the Company prepaid approximately $6.3 million and $9.5 million, respectively, in Term Loan borrowings.  In June 2008, the Company entered into the First Amendment (the “First Amendment”) to the Term Loan.  The First Amendment reduced required amortization payments to $1.25 million per quarter.  Any remaining amounts outstanding under the Term Loan are due and payable upon termination of the Term Loan Agreement, currently scheduled to occur in November 2010.

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

Other Financing

In December 2006, Neenah Germany entered into an agreement with HypoVereinsbank and IKB Deutsche Industriebank AG (the “Lenders”) to provide €10.0 million of project financing for the construction of a saturator and the financing matures in December 2016.  Principal outstanding under the agreement may be repaid at any time without penalty.  Interest on amounts outstanding is based on actual days elapsed in a 360-day year and is payable semi-annually. As of September 30, 2008, €10.0 million ($14.2 million, based on exchange rates at September 30, 2008) was outstanding under this agreement.

Neenah Germany has an unsecured revolving line of credit (the “Line of Credit”) with HypoVereinsbank that provides for borrowings of up to 15 million Euros for general corporate purposes.  The Line of Credit matures on November 30, 2008.  Neenah Germany has the ability to borrow in either Euros or U.S. dollars.  Interest is computed on U.S. dollars loans at the rate of 8.5 percent per annum and on Euro loans at EURIBOR plus a margin of 1.5 percent.  Interest is payable quarterly and principal may be repaid at any time without penalty. The weighted-average interest rate on outstanding Line of Credit borrowings as of September 30, 2008 and December 31, 2007 was 6.4 percent and 6.5 percent per annum, respectively.  As of September 30, 2008, €11.8 million ($16.7 million, based on exchange rates at September 30, 2008) was outstanding under the Line of Credit.

Note 10.  Pension and Other Post-employment Benefits

Pension Plans

Substantially all active employees of the Company’s U.S. paper operations and its former Canadian pulp operations participate in defined benefit pension plans and/or defined contribution retirement plans. Neenah Germany has defined benefit plans designed to provide a monthly pension upon retirement for all its employees in Germany. There is no legal or governmental obligation to fund Neenah Germany’s benefit plans and as such the plans are currently unfunded.

In June 2008, in conjunction with the sale of the Pictou Mill, Northern Pulp assumed responsibility for the Nova Scotia Plan and all other post-employment benefit obligations for active and retired employees of the Pictou Mill.  See Note 5, “Discontinued Operations.”

In December 2007, the Company terminated the Ontario Plan and all outstanding pension obligations for active employees were settled through the purchase of annuity contracts or lump-sum payments pursuant to participant elections.  See Note 5, “Discontinued Operations.”

In November 2007, the Company amended the Fox River defined benefit pension plan to freeze the vested pension benefit for salaried employees born after December 31, 1957.  The affected employees were transferred to the Company’s defined contribution retirement plan. The pension benefit for salaried employees of Fox River born on or before December 31, 1957 was unaffected.

The following table presents the components of net periodic benefit cost:

Components of Net Periodic Benefit Cost

	Pension Benefits		Post-Employment Benefits Other than Pensions
	Three Months Ended September 30,
	2008	2007	2008	2007
Service cost	$1.2	$2.3	$0.5	$0.6
Interest cost	3.4	7.3	0.6	0.7
Expected return on plan assets (a)	(3.4)	(7.6)	—	—
Recognized net actuarial loss	0.1	1.3	0.1	1.0
Amortization of unrecognized transition liability	—	(0.1)	—	—
Amortization of prior service cost (credit)	—	0.5	0.1	(1.8)
Net periodic benefit cost	1.3	3.7	1.3	0.5
Less: Costs related to discontinued operations (b) (c) (d)	—	2.0	—	0.3
Net periodic benefit cost related to continuing operations	$1.3	$1.7	$1.3	$0.2

	Pension Benefits		Post-Employment Benefits Other than Pensions
	Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost	$5.3	$6.7	$1.7	$1.8
Interest cost	15.3	20.4	2.0	1.8
Expected return on plan assets (a)	(16.9)	(21.2)	—	—
Recognized net actuarial loss	1.3	3.7	0.4	2.8
Amortization of unrecognized transition liability	(0.1)	(0.2)	—	—
Amortization of prior service cost (credit)	1.0	1.3	(0.6)	(4.9)
Amount of curtailment gain recognized	—	—	(4.1)	—
Net periodic benefit cost (credit)	5.9	10.7	(0.6)	1.5
Less: Costs (benefits) related to discontinued operations (b) (c) (d)	1.9	5.7	0.6	0.8
Net periodic benefit cost (credit) related to continuing operations	$4.0	$5.0	$(1.2)	$0.7

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

(d)        Pension and other post-employment benefit costs for the Pictou Mill and the Woodlands are reported as results of discontinued operations on the condensed consolidated statements of operations

The Company expects to make pension contributions of approximately $9 million in 2008. For the nine months ended September 30, 2008, the Company made pension contributions of approximately $6.5 million, including approximately $2.4 million related to the Pictou Mill and the Woodlands.  The Company will not make any future pension contributions for the Pictou Mill and the Woodlands. In addition, Neenah Germany expects to pay approximately $1.7 million (based on exchange rates at September 30, 2008) for pension benefits in 2008. Neenah Germany made approximately $1.2 million of such pension benefit payments during the nine months ended September 30, 2008.

Note 11.  Stock Compensation Plan

The Company established the 2004 Omnibus Stock and Incentive Plan (the “Omnibus Plan”) in December 2004. The Company reserved 3,500,000 shares of $0.01 par value common stock (“Common Stock”) for issuance under the Omnibus Plan. Pursuant to the terms of the Omnibus Plan, the compensation committee of the Company’s Board of Directors may grant various types of equity-based compensation awards, including incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted stock units with performance conditions (“Performance Shares”) and performance units, in addition to certain cash-based awards. All grants under the Omnibus Plan will be made at fair market value and no grant may be repriced. In general, the options expire ten years from the date of grant and vest over a three-year service period. As of September 30, 2008, approximately 1,520,000 shares of Common Stock were reserved for future issuance under the Omnibus Plan.  The Company accounts for stock-based compensation pursuant to the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).

Valuation and Expense Information

Substantially all stock-based compensation expense is recorded in selling, general and administrative expenses on the condensed consolidated statements of operations.  The following table summarizes stock-based compensation expense and related income tax benefits for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock-based compensation expense	$1.1	$1.6	$3.1	$5.1
Income tax benefit	(0.4)	(0.7)	(1.2)	(2.0)

Stock-based compensation, net of income tax benefit	$0.7	$0.9	$1.9	$3.1

The following table summarizes total compensation costs related to the Company’s equity awards and amounts recognized in the nine months ended September 30, 2008.

		Stock Options	Restricted Stock
Unrecognized compensation cost — December 31, 2007		$1.9	$2.9
Add:	Grant date fair value current year grants	1.6	1.2
Less:	Compensation expense recognized	1.6	1.5
Less:	Grant date fair value of shares forfeited	—	0.4
Unrecognized compensation cost — September 30, 2008		$1.9	$2.2

Expected amortization period (in years)		2.0	1.5

Stock Options

During the nine months ended September 30, 2008, the Company awarded nonqualified stock options to Long-Term Incentive Plan (the “LTIP”) participants to purchase 252,675 shares of common stock (subject to forfeiture due to termination of employment and other conditions).  In addition, for the nine months ended September 30, 2008, the Company awarded to non-employee members of the board of directors and other employees nonqualified stock options to purchase 12,800 shares and 1,375 shares, respectively, of Common Stock.  For the nine months ended September 30, 2008, the weighted-average exercise price of such nonqualified stock option awards was $21.80 per share. The exercise price of the options was equal to the market price of the Company’s common stock on the date of grant.  In general, the options expire in ten years and one-third vest on each of the first three anniversaries of the date of grant.  The weighted-average grant date fair value for stock options granted during the nine months ended September 30, 2008 was $6.30 per share and was estimated using the Black-Scholes option valuation model with the following assumptions:

Nine Months Ended September 30, 2008
Expected life in years	5.9
Risk free interest rate	3.4%
Volatility	31.5%
Dividend yield	1.9%

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

No stock options were exercised during the nine months ended September 30, 2008.  For the nine months ended September 30, 2007, the aggregate pre-tax intrinsic value of stock options exercised was $1.7 million. As of September 30, 2008, 1,200,000 stock options were exercisable with an aggregate intrinsic value of $0.2 million. As of December 31, 2007, 1,133,000 stock options were exercisable with an aggregate intrinsic value of $0.7 million.

For the nine months ended September 30, 2008, the aggregate grant date fair value of options vested was $1.7 million. As of September 30, 2008, certain participants met age and service requirements that allowed their options to qualify for accelerated vesting upon retirement. As of September 30, 2008, LTIP participants held options to purchase 137,000 shares of common stock that would have been exercisable if they had retired as of such date. The aggregate grant date fair value of options subject to accelerated vesting was $1.3 million. Stock options subject to accelerated vesting for expense recognition become exercisable according to the contract terms of the stock option grant.

As of September 30, 2008, the aggregate intrinsic value of 1,617,000 stock options that were vested or expected to vest was $0.2 million.  The weighted-average grant date fair value of such stock options was $11.10 per share. As of December 31, 2007, the weighted-average grant date fair value and aggregate intrinsic value of 1,449,000 stock options that were vested or expected to vest was $11.99 per share and $0.8 million, respectively.

As of September 30, 2008, the Company has approximately 286,000 unvested stock options with a weighted-average grant date fair value of $8.69 per share. As of December 31, 2007, approximately 233,000 unvested stock options were outstanding with a weighted-average grant date fair value of $13.01 per share.

Performance Shares

During the nine months ended September 30, 2008, the Company made a target award of 73,400 Performance Shares to LTIP participants. The measurement period for the Performance Shares is January 1, 2008 through December 31, 2010. Common stock equal to between 30 percent and 250 percent of the performance share target will be awarded based on the Company’s growth in earnings before interest, taxes, depreciation and amortization (“EDITDA”) minus a capital charge and total return to shareholders relative to a peer group of companies and the Russell 2000® Value small cap index. The weighted-average grant date fair value for the Performance Shares was $13.55 per share (which represents the grant date market price of the Company’s common stock of $25.70 per share multiplied by the probability weighted expected payout of approximately 0.53 shares of common stock for each Performance Share) and was estimated using a “Monte Carlo” simulation technique. Compensation cost is recognized pro rata over the vesting period.

Restricted Stock Units

During the nine months ended September 30, 2008, the Company awarded 3,325 RSUs and 6,960 RSUs to employees and non-employee members of the Company’s board of directors, respectively.  In general, one-third of RSUs awarded to employees vest on each of the first three anniversaries of the date of grant. The RSUs awarded to non-employee members of the board of directors vest one year from the date of grant.  During the vesting period, the holders of the RSUs are entitled to dividends, but the shares do not have voting rights and the RSUs are forfeited in the event the holder is no longer an employee or member of the board of directors. In addition, the Company issued 59 RSUs in lieu of dividends on RSUs held by non U.S employees and a non-U.S. member of the board of directors. The weighted average grant date fair value of the RSUs was $20.14 per share and was equal to the closing market price of the Company’s Common Stock on the date of grant.  Compensation cost is recognized pro rata over the vesting period.

Note 12.  Goodwill and Other Intangible Assets

The following table presents changes in the carrying amount of goodwill for the nine months ended September 30, 2008.  All of such goodwill is reported in the Technical Products segment.

Balance at December 31, 2007	$106.6
Foreign currency translation	(3.2)

Balance at September 30, 2008	$103.4

The following table presents the gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization.

	September 30, 2008		December 31, 2007
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets
Customer based intangibles	$17.5	$(2.4)	$17.9	$(1.5)
Trade names and trademarks	5.9	(1.1)	6.9	(0.7)
Acquired technology	1.0	(0.2)	1.2	(0.2)
Total	24.4	(3.7)	26.0	(2.4)
Unamortizable intangible assets:
Trade names	10.6	—	10.0	—

Total	$35.0	$(3.7)	$36.0	$(2.4)

The decrease in intangible assets at September 30, 2008 is due to the effect of foreign currency translation.  Estimated annual amortization expense for each of the next five years is approximately $2.0 million.

Note 13. Stockholders’ Equity

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

Note 14.  Contingencies and Legal Matters

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

Indemnifications

Pursuant to the Distribution Agreement, the Pulp Supply Agreement, the Employee Matters Agreement and the Tax Sharing Agreement, the Company has agreed to indemnify Kimberly-Clark for certain liabilities or risks related to the Spin-Off. Following the sale of the Pictou Mill, Northern Pulp assumed the Company’s indemnification to Kimberly-Clark pursuant to the terms of the Pulp Supply Agreement.  The Company remains contingently responsible under the Pulp Supply Agreement in the event of a failure to perform by Northern Pulp. Many of the potential indemnification liabilities under these agreements are unknown, remote or highly contingent. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable agreement. For these reasons, the Company is unable to estimate the maximum potential amount of the possible future liability under the indemnity provisions of these agreements. However, the Company accrues for any potential liability or risk under these agreements for which it believes a future payment is probable and a range of loss can be reasonably estimated. As of September 30, 2008, management believes the Company’s liability under such indemnification obligations was not material to the consolidated financial statements.

Other Contingencies

Pursuant to the terms of the purchase agreement with FiberMark, the Company is liable for potential additional taxes due for tax returns filed for periods prior to the Acquisition.  FiberMark agreed to indemnify the Company for such additional taxes and a portion of the purchase price was reserved in an escrow account to fund the indemnification.  As a result, the Company recognized a current liability on the condensed consolidated balance sheet for such potential additional taxes and a receivable in an equal amount in other receivables on the condensed consolidated balance sheet for the value of the indemnification.  FiberMark ultimately did not take the position the company expected upon filing the tax returns.  As a result, the expected liability for additional taxes did not materialize and the Company eliminated from the condensed consolidated balance sheet the previously recognized current liability and related receivable for such additional taxes.  As of September 30, 2008, no amounts are recorded on the condensed consolidated balance sheet related to this matter.

Employees and Labor Relations

As of September 30, 2008, the Company had approximately 2,160 regular full-time employees of whom 930 hourly and 500 salaried employees were located in the United States and 470 hourly and 260 salaried employees were located in Germany.

Hourly employees at the Pictou Mill are represented by the Communications, Energy and Paperworkers Union of Canada.  The collective bargaining agreement for the Pictou Mill expires on May 31, 2009.  Following the sale of the Pictou Mill, Northern Pulp assumed Neenah Canada’s obligations and responsibilities pursuant to the terms of the collective bargaining agreement with hourly employees at the mill.

Hourly employees at the Whiting, Neenah, Munising and Appleton paper mills are represented by the United Steelworkers Union (the “USW”). The collective bargaining agreements for the Whiting, Neenah, Munising, and Appleton paper mills expire on January 31, 2009, June 30, 2009, July 14, 2009 and May 31, 2010, respectively. Additionally, the Neenah, Whiting and Munising paper mills have bargained jointly with the union on pension matters. The agreement on pension matters for these mills expires in 2019.  As of September 30, 2008, substantially all employees at the Urbana paper mill and the Appleton converting center represented by locals of the USW had been transferred to other facilities or terminated.

Hourly employees at the Ripon paper mill are represented by a local of the Association of Western Pulp and Paper Workers pursuant to a collective bargaining agreement that expires on April 30, 2010.

Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the “IG BCE”).  The collective bargaining agreement covering union employees of Neenah Germany is negotiated by the IG BCE and a national trade association representing all employers in the industry.  Union membership is voluntary, and under German law does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement that expired in September 2008 cannot be determined.  Negotiations on a new contract began in October 2008.  The Company believes that expiration of the collective bargaining agreement will not result in a work stoppage or other coordinated work actions.

Note 15.  Business Segment Information

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

The following table summarizes the net sales, operating income (loss) and total assets for each of the Company’s business segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales
Fine Paper	$81.7	$95.3	$263.2	$271.2
Technical Products	103.9	99.9	322.5	303.1
Intersegment sales	—	—	—	(0.3)
Consolidated	$185.6	$195.2	$585.7	$574.0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating income (loss)
Fine Paper	$11.1	$9.3	$32.8	$34.9
Technical Products	4.1	3.2	18.2	22.1
Unallocated corporate costs	(2.9)	(2.2)	(6.6)	(9.1)
Consolidated	$12.3	$10.3	$44.4	$47.9

	September 30, 2008	December 31, 2007
Total Assets
Fine Paper	$196.8	$209.8
Technical Products	454.8	467.9
Pulp (a)	—	223.0
Assets held for sale - discontinued operations	3.8	—
Corporate and other	130.7	32.1
Total	$786.1	$932.8

(a)         As of September 30, 2008, the Company’s pulp operations are not a reportable segment.  As of September 30, 2008, approximately $97.8 million of income tax and certain other assets previously reported in the Pulp segment have been reclassified to Corporate and other.  As of December 31, 2007, the value of these assets was approximately $69.0 million.

Note 16.  Condensed Consolidating Financial Information

Neenah Paper Michigan, Inc., Neenah Paper Fox River, LLC, Neenah Paper Fox Valley Company, Inc., Neenah Paper Company of Canada, Neenah Paper International Holding Company, LLC and Neenah Paper International, LLC, (the “Guarantor Subsidiaries”) guarantee the Company’s Senior Notes. The Guarantor Subsidiaries are 100 percent owned by the Company and all guarantees are full and unconditional.  The following condensed consolidating financial information is presented in lieu of consolidated financial statements for the Guarantor Subsidiaries as of September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and 2007.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2008

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$76.6	$40.7	$68.3	$—	$185.6
Cost of products sold	64.7	33.3	62.6	—	160.6
Gross profit	11.9	7.4	5.7	—	25.0
Selling, general and administrative expenses	10.0	3.0	3.6	—	16.6
Other income (expense) - net	0.6	(3.5)	(1.0)	—	(3.9)
Operating income	1.3	7.9	3.1	—	12.3
Equity in earnings of subsidiaries	(10.3)	—	—	10.3	—
Interest expense-net	5.3	0.6	0.4	—	6.3
Income from continuing operations before income taxes	6.3	7.3	2.7	(10.3)	6.0
Provision (benefit) for income taxes	(0.2)	1.2	—	—	1.0
Income from continuing operations	6.5	6.1	2.7	(10.3)	5.0
Income from discontinued operations, net of income taxes	—	1.5	—	—	1.5
Net income (loss)	$6.5	$7.6	$2.7	$(10.3)	$6.5

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2007

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$54.6	$74.6	$66.0	$—	$195.2
Cost of products sold	40.3	68.2	58.2	—	166.7
Gross profit	14.3	6.4	7.8	—	28.5
Selling, general and administrative expenses	10.2	5.8	4.1	—	20.1
Other income - net	(0.1)	(1.6)	(0.2)	—	(1.9)
Operating income	4.2	2.2	3.9	—	10.3
Equity in earnings of subsidiaries	(16.6)	—	—	16.6	—
Interest expense (income) expense - net	5.8	0.8	(0.1)	—	6.5
Income from continuing operations before income taxes	15.0	1.4	4.0	(16.6)	3.8
Benefit for income taxes	(0.4)	(1.2)	(7.9)	—	(9.5)
Income from continuing operations	15.4	2.6	11.9	(16.6)	13.3
Income from discontinued operations, net of income taxes	—	2.1	—	—	2.1
Net income	$15.4	$4.7	$11.9	$(16.6)	$15.4

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2008

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$215.4	$153.5	$216.8	$—	$585.7
Cost of products sold	170.8	133.6	193.2	—	497.6
Gross profit	44.6	19.9	23.6	—	88.1
Selling, general and administrative expenses	34.2	9.6	11.6	—	55.4
Other income (expense) - net	0.2	(11.1)	(0.8)	—	(11.7)
Operating income	10.2	21.4	12.8	—	44.4
Equity in losses of subsidiaries	86.3	—	—	(86.3)	—
Interest expense-net	16.1	1.4	1.1	—	18.6
Income (loss) from continuing operations before income taxes	(92.2)	20.0	11.7	86.3	25.8
Provision (benefit) for income taxes	(1.4)	6.1	1.4	—	6.1
Income (loss) from continuing operations	(90.8)	13.9	10.3	86.3	19.7
Loss from discontinued operations, net of income taxes	—	(110.5)	—	—	(110.5)
Net income (loss)	$(90.8)	$(96.6)	$10.3	$86.3	$(90.8)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2007

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$166.4	$209.8	$198.1	$(0.3)	$574.0
Cost of products sold	116.8	187.9	168.2	(0.3)	472.6
Gross profit	49.6	21.9	29.9	—	101.4
Selling, general and administrative expenses	30.7	16.5	11.1	—	58.3
Other income - net	(0.2)	(4.2)	(0.4)	—	(4.8)
Operating income	19.1	9.6	19.2	—	47.9
Equity in earnings of subsidiaries	(32.2)	—	—	32.2	—
Interest expense-net	16.9	2.2	—	—	19.1
Income from continuing operations before income taxes	34.4	7.4	19.2	(32.2)	28.8
Provision (benefit) for income taxes	1.7	1.0	(4.7)	—	(2.0)
Income from continuing operations	32.7	6.4	23.9	(32.2)	30.8
Income from discontinued operations, net of income taxes	—	1.9	—	—	1.9
Net income	$32.7	$8.3	$23.9	$(32.2)	$32.7

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2008

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$6.8	$1.4	$0.5	$—	$8.7
Accounts receivable, net	30.0	21.4	38.6	—	90.0
Inventories	50.8	15.1	29.4	—	95.3
Other receivables	4.4	0.3	4.0	—	8.7
Income taxes receivable	1.3	11.1	—	—	12.4
Deferred income taxes	(1.5)	64.1	0.1	—	62.7
Intercompany amounts receivable	79.8	59.2	0.1	(139.1)	—
Prepaid and other current assets	3.6	4.5	2.9	—	11.0
Assets held for sale—discontinued operations	—	3.8	—	—	3.8
Total current assets	175.2	180.9	75.6	(139.1)	292.6
Property, plant and equipment, at cost	261.5	111.5	200.3	—	573.3
Less accumulated depreciation	167.2	61.3	25.3	—	253.8
Property, plant and equipment — net	94.3	50.2	175.0	—	319.5
Investments In Subsidiaries	379.1	—	—	(379.1)	—
Deferred Income Taxes	8.8	17.8	—	—	26.6
Goodwill	—	—	103.4	—	103.4
Intangible Assets—net	2.9	—	28.4	—	31.3
Other Assets	7.4	0.1	5.2	—	12.7
TOTAL ASSETS	$667.7	$249.0	$387.6	$(518.2)	$786.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$5.0	$—	$17.6	$—	$22.6
Accounts payable	18.1	9.9	19.4	—	47.4
Intercompany amounts payable	59.3	79.8	—	(139.1)	—
Accrued salaries and employee benefits	3.7	7.1	6.9	—	17.7
Accrued income taxes	—	0.2	4.4	—	4.6
Accrued expenses	17.3	2.5	0.3	—	20.1
Liabilities related to discontinued operations	—	0.8	—	—	0.8
Total current liabilities	103.4	100.3	48.6	(139.1)	113.2
Long-term Debt	338.0	—	13.4	—	351.4
Deferred Income Taxes	—	—	28.0	—	28.0
Noncurrent Employee Benefits	19.8	30.2	34.6	—	84.6
Other Noncurrent Obligations	1.7	2.2	0.2	—	4.1
TOTAL LIABILITIES	462.9	132.7	124.8	(139.1)	581.3
STOCKHOLDERS’ EQUITY	204.8	116.3	262.8	(379.1)	204.8
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$667.7	$249.0	$387.6	$(518.2)	$786.1

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2007

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$(0.9)	$2.8	$0.5	$—	$2.4
Accounts receivable, net	31.8	71.0	42.6	—	145.4
Inventories	21.7	56.7	32.2	—	110.6
Other receivables	9.7	—	—	—	9.7
Income taxes receivable	0.5	—	0.1	—	0.6
Deferred income taxes	0.5	1.3	0.1		1.9
Intercompany amounts receivable	44.6	16.9	—	(61.5)	—
Prepaids and other current assets	3.2	14.1	2.3	—	19.6
Total current assets	111.1	162.8	77.8	(61.5)	290.2
Property, plant and equipment, at cost	253.8	472.1	199.2	—	925.1
Less accumulated depreciation	157.5	319.7	15.6	—	492.8
Property, plant and equipment — net	96.3	152.4	183.6	—	432.3
Investments In Subsidiaries	467.5	—	—	(467.5)	—
Deferred Income Taxes	(1.4)	56.8	—	—	55.4
Goodwill	—	—	106.6	—	106.6
Intangible Assets—net	—	2.8	30.8	—	33.6
Other Assets	8.5	4.7	1.5	—	14.7
TOTAL ASSETS	$682.0	$379.5	$400.3	$(529.0)	$932.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$7.7	$—	$3.2	$—	$10.9
Accounts payable	15.0	46.0	25.9	—	86.9
Intercompany amounts payable	16.9	44.6	—	(61.5)	—
Accrued salaries and employee benefits	8.1	21.8	4.3	—	34.2
Accrued income taxes	5.1	0.4	8.2	—	13.7
Accrued expenses	10.7	12.3	1.2	—	24.2
Total current liabilities	63.5	125.1	42.8	(61.5)	169.9
Long-term Debt	306.5	—	14.7	—	321.2
Deferred Income Taxes	—	—	30.4	—	30.4
Noncurrent Employee Benefits	22.0	59.2	35.1	—	116.3
Other Noncurrent Obligations	2.0	4.8	0.2	—	7.0
TOTAL LIABILITIES	394.0	189.1	123.2	(61.5)	644.8
STOCKHOLDERS’ EQUITY	288.0	190.4	277.1	(467.5)	288.0
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$682.0	$379.5	$400.3	$(529.0)	$932.8

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2008

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income (loss)	$(90.8)	$(96.6)	$10.3	$86.3	$(90.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	11.4	6.2	12.3	—	29.9
Stock-based compensation	3.1	—	—	—	3.1
Deferred income tax provision (benefit)	0.6	(55.4)	(1.5)	—	(56.3)
Gain on curtailment of post employment benefit plan	—	(4.3)	—	—	(4.3)
Asset impairment loss	—	91.2	—	—	91.2
Loss on disposal - transfer of the Pictou Mill	—	29.3	—	—	29.3
Amortization of deferred revenue - transfer of Pictou	—	(2.0)	—	—	(2.0)
Loss on disposal - transfer of the Pictou Mill post-employment benefit plans	—	53.7	—	—	53.7
Loss on asset dispositions	—	(6.4)	—	—	(6.4)
Increase in working capital, net of effects of acquisitions	(15.4)	(10.9)	(11.9)	—	(38.2)
Equity in losses of subsidiaries	86.3	—	—	(86.3)	—
Pension and other post-employment benefits	(1.8)	(6.9)	0.6	—	(8.1)
Other	(0.1)	(0.7)	(0.1)	—	(0.9)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(6.7)	(2.8)	9.7	—	0.2
INVESTING ACTIVITIES
Capital expenditures	(10.7)	(5.1)	(7.8)	—	(23.6)
Payments in conjunction with transfer of the Pictou Mill	—	(13.6)	—	—	(13.6)
Proceeds from asset sales	—	13.6	—	—	13.6
Other	(0.6)	1.0	(0.1)	—	0.3
NET CASH USED IN INVESTING ACTIVITIES	(11.3)	(4.1)	(7.9)	—	(23.3)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	51.0	—	—	—	51.0
Repayments of long-term debt	(22.2)	—	—	—	(22.2)
Short-term borrowings	—	—	16.5	—	16.5
Repayments of short-term debt	—	—	(1.7)	—	(1.7)
Share purchases	(9.4)	—	—	—	(9.4)
Cash dividends paid	(4.5)	—	—	—	(4.5)
Other	(0.2)	—	—	—	(0.2)
Intercompany transfers - net	11.0	5.5	(16.5)	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	25.7	5.5	(1.7)	—	29.5
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(0.1)	—	(0.1)
NET CHANGE IN CASH AND CASH EQUIVALENTS	7.7	(1.4)	—	—	6.3
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	(0.9)	2.8	0.5	—	2.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6.8	$1.4	$0.5	$—	$8.7

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2007

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income	$32.7	$8.3	$23.9	$(32.2)	$32.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11.3	11.9	10.3	—	33.5
Stock-based compensation	4.6	0.2	0.3	—	5.1
Excess tax benefit from stock-based compensation	(0.5)	—	—	—	(0.5)
Deferred income tax provision (benefit)	(2.0)	1.5	(9.7)	—	(10.2)
Gain on sale of woodlands	—	(4.5)	—	—	(4.5)
Loss on other asset dispositions	0.2	—	—	—	0.2
Decrease (increase) in working capital	0.9	(7.2)	(6.2)	—	(12.5)
Equity in earnings of subsidiaries	(32.2)	—	—	32.2	—
Pension and other post-employment benefits	0.4	(1.1)	1.7	—	1.0
Other	(0.1)	(0.5)	0.3	—	(0.3)
NET CASH PROVIDED BY OPERATING ACTIVITIES	15.3	8.6	20.6	—	44.5
INVESTING ACTIVITIES
Capital expenditures	(10.0)	(7.9)	(19.3)	—	(37.2)
Acquisition of Fox River, net of cash acquired	(54.7)	—	—	—	(54.7)
Additional acquisition cost of Neenah Germany	(1.5)	—	—	—	(1.5)
Other	—	(0.4)	0.1	—	(0.3)
NET CASH USED BY INVESTING ACTIVITIES	(66.2)	(8.3)	(19.2)	—	(93.7)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	62.2	—	13.3	—	75.5
Debt issuance costs	(1.0)	—	—	—	(1.0)
Repayments of long-term debt	(20.8)	—	—	—	(20.8)
Short-term borrowings	—	—	4.8	—	4.8
Repayments of short-term debt	—	—	(5.0)	—	(5.0)
Cash dividends paid	(4.5)	—	—	—	(4.5)
Proceeds from exercise of stock options	3.7	—	—	—	3.7
Excess tax benefit from stock-based compensation	0.5	—	—	—	0.5
Other	(0.1)	—	—	—	(0.1)
Intercompany transfers - net	8.2	0.8	(9.0)	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	48.2	0.8	4.1	—	53.1
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	0.3	0.4	—	0.7
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2.7)	1.4	5.9	—	4.6
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	0.1	0.5	1.0	—	1.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$(2.6)	$1.9	$6.9	$—	$6.2

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our financial position as of September 30, 2008 and our results of operations for the three and nine months ended September 30, 2008 and 2007. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” “Neenah” or the “Company” are intended to mean Neenah Paper, Inc. and its consolidated subsidiaries. (Tabular amounts in millions, except as noted)

Executive Summary

During 2006 and 2007, we completed several complementary initiatives in line with our strategy to transition to a premium technical products and fine paper company: (1) we sold 500,000 acres of woodlands in Nova Scotia, (2) we divested our Terrace Bay pulp operations, (3) we acquired the German technical and specialty paper business of FiberMark, Inc. and (4) we purchased Fox River Paper Company (“Fox River”).

In February 2008, we committed to a plan to sell our Pictou pulp mill (the “Pictou Mill”) and approximately 500,000 acres of woodland assets in Nova Scotia (the “Woodlands”).  In June 2008, our wholly owned subsidiary, Neenah Paper Company of Canada (“Neenah Canada”) completed the sale of the Pictou Mill to Northern Pulp Nova Scotia Corporation (“Northern Pulp”), a new operating company jointly owned by Atlas Holdings LLC and Blue Wolf Capital Management LLC.  Neenah Canada made payments of approximately $10.3 million to Northern Pulp in connection with the transfer of the Pictou Mill. In addition, we paid approximately $3.3 million in transaction costs. Pursuant to the terms of the transaction, Northern Pulp assumed all of the assets and liabilities associated with the Pictou Mill, as well as existing customer contracts, supply agreements (including the Pulp Supply Agreement with Kimberly-Clark), labor agreements and pension obligations. The sale did not include the Woodlands.

In conjunction with the sale of the Pictou Mill, we entered into a stumpage agreement (the “Stumpage Agreement”) which allows Northern Pulp to harvest an average of approximately 400,000 metric tons of softwood timber annually from the Woodlands. The Stumpage Agreement is for a term of ten years and Northern Pulp has the option to extend the agreement for an additional three years.  For calendar year 2008, Northern Pulp is paying a nominal amount for approximately 236,000 metric tons of softwood timber harvested under the Stumpage Agreement.  As a result, we recorded $2.8 million in deferred revenue for the estimated fair value of the timber to be harvested by Northern Pulp in calendar 2008.  The loss on transfer of the Pictou Mill was increased by an amount equal to such deferred revenue.  For the three months ended September 30, 2008, we recognized approximately $2.0 million of such deferred revenue. For timber purchases during calendar year 2009, Northern Pulp has agreed to pay the then current stumpage rate charged by the Nova Scotia provincial government for harvesting on government licensed lands.  The price paid for all subsequent purchases will be based on an agreed upon index which will approximate market.  We believe the Stumpage Agreement prices for calendar 2009 and beyond represent market rates. Northern Pulp has agreed to pay all costs associated with maintaining the Woodlands and harvesting the timber.  An agreement to sell the Woodlands will be subject to the terms of the Stumpage Agreement.

We believe it is probable that a sale of the Woodlands will occur within 12 months.  We expect to recognize a substantial gain on the sale of the Woodlands. Upon consummation of the sale of the Woodlands, we will have completely divested our pulp manufacturing operations and the revenues of our remaining businesses will be almost evenly divided between fine paper and technical products. In addition, we will have significantly changed the profile of our company by eliminating our pulp operations in favor of higher growth, more profitable and less capital-intensive specialty paper businesses, and reduced our exposure to cyclicality in pulp prices and fluctuations in exchange rates.

Results of Continuing Operations

For the three months ended September 30, 2008, our consolidated net sales decreased approximately $10 million from the prior year period to $185.6 million. The decrease was primarily due to lower volumes, partially offset by the realization of price increases and favorable currency translation effects due to the strengthening of the Euro versus the U.S. dollar. Our consolidated operating income of $12.3 million for the three months ended September 30, 2008 increased $2.0 million compared to the prior year primarily due to gains from the sale of certain assets acquired in the Fox River acquisition, the benefits of higher net prices and improved manufacturing efficiencies. These favorable factors were partially offset by increased manufacturing input costs of approximately $9 million and decreased volumes.  The reduced volumes were a result of weaker market demand in 2008 due in part to weakening economic conditions, as well as reduced exports from Germany as a result of the stronger Euro and the intentional discontinuance of certain pieces of business that no longer met profit targets.  Results for both years included the impact of spending for annual maintenance down time at our paper mills.

We expect that the recent uncertainty in the credit markets and global economic weakness will continue to negatively affect customer demand for many of our products.  Our operating results for the current year have also been adversely affected by an unprecedented increase in the cost of manufacturing inputs, particularly for pulp, energy and latex.  We anticipate that the slowdown in global economic activity will result in a decrease in prices for many of these commodities.

We have not yet observed any significant reduction in the ability of our customers to make payments in a timely manner or in the ability of our vendors to provide products and services due to the availability of credit.  However, there can be no assurance that our customers or vendors will not experience such problems.

Results of Discontinued Operations

For the three months ended September 30, 2008, net sales of discontinued operations were $2.0 million due to the recognition of deferred revenue related to Stumpage Agreement timber sales to Northern Pulp.  Net sales of discontinued operations for the three months ended September 30, 2007 were $56.7 million from pulp sales at the Pictou Mill.

For the three months ended September 30, 2008, we recognized pre-tax income from discontinued operations of $2.3 million compared to pre-tax income of $4.6 million in the prior year period.  Pre-tax income from discontinued operations in the current quarter includes net deferred revenue related to timber sales to Northern Pulp of $1.7 million and an adjustment of $0.4 million to the pre-tax loss on disposal related to finalizing working capital transferred to Northern Pulp in the sale.  Pre-tax income from discontinued operations in the prior year quarter reflects the results of operations of the Pictou Mill and the Woodlands.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, operating income and other information relevant to an understanding of our results of operations for the three and nine months ended September 30, 2008 and 2007.

Analysis of Net Sales—Three and Nine Months Ended September 30, 2008 and 2007

The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Fine Paper	44%	49%	45%	47%
Technical Products	56%	51%	55%	53%
Total	100%	100%	100%	100%

The following table presents our net sales by segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales
Fine Paper	$81.7	$95.3	$263.2	$271.2
Technical Products	103.9	99.9	322.5	303.1
Intersegment sales	—	—	—	(0.3)
Consolidated	$185.6	$195.2	$585.7	$574.0

Commentary:

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

	Change in Net Sales Compared to Prior Period
		Change Due To
	Total Change	Volume	Average Net Price	Currency
Fine Paper	$(13.6)	$(15.3)	$1.7	$—
Technical Products	4.0	(9.0)	7.1	5.9
Consolidated	$(9.6)	$(24.3)	$8.8	$5.9

Consolidated net sales of $185.6 million in the three months ended September 30, 2008 were $9.6 million lower than the prior year period primarily due to reduced volumes, partially offset by higher average net prices due to the realization of price increases and favorable currency translation effects due to the strengthening of the Euro versus the U.S. dollar.

•      Net sales in our fine paper business of $81.7 million decreased $13.6 million or 14 percent primarily due to a 16 percent decrease in shipments. The lower volume reflected a double-digit decline in demand for premium uncoated free sheet papers in the third quarter of 2008 due to weaker economic conditions and the continued rationalization of our product portfolio following the acquisition of Fox River. The improvement in average net price reflected increased selling prices for most products due to the realization of price increases implemented in the third quarter of 2007 and the second quarter of 2008, partially offset by a less favorable mix.

•      Net sales in our technical products business of $103.9 million increased $4.0 million or 4 percent primarily due to favorable currency effects and higher average net prices that were partially offset by lower total volumes.  Overall volumes declined as higher automotive filtration, wall covering and abrasives volumes were more than offset by a decrease in export tape volumes from Germany as a result of the strengthening of the Euro, and in certain other markets due to weaker economic conditions and intentional reductions in products that did not meet internal profitability thresholds. Average net prices increased approximately 7 percent due almost equally to higher selling prices and a more favorable product mix. Selling price increases were realized on pricing actions taken both in 2008 and late 2007.  The more favorable mix reflected a larger proportion of sales of relatively higher-value products such as automotive filtration.

Commentary:

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

	Change in Net Sales Compared to Prior Period
		Change Due To
	Total Change	Volume	Average Net Price	Currency
Fine Paper	$(8.0)	$(7.6)	$(0.4)	$—
Technical Products	19.4	(17.2)	11.2	25.4
Intersegment sales	0.3	0.3	—	—
Consolidated	$11.7	$(24.5)	$10.8	$25.4

Consolidated net sales of $585.7 million in the nine months ended September 30, 2008 were $11.7 million higher than the prior year period primarily due to favorable currency translation effects related to the strengthening of the Euro versus the U.S. dollar and higher average net price for our Technical Products business, partially offset by lower volumes.

•      Net sales in our fine paper business of $263.2 million decreased $8.0 million or 3 percent primarily due to a 3 percent decrease in shipments. The lower volume was primarily due to an unusually large market decline in the first nine months of 2008 for premium uncoated free sheet papers as a result of weaker economic conditions, partially offset by incremental sales related to the acquisition of Fox River in March 2007. The decline in average net price reflected increased selling prices for most products that were more than offset by a less favorable mix. The less favorable mix was primarily due to the dilutive nature of the relatively lower priced grades acquired from Fox River.

•      Net sales in our technical products business of $322.5 million increased $19.4 million or 6 percent, primarily due to favorable currency effects and higher net prices that were partly offset by lower volumes for certain products. Net prices increased approximately 3.7 percent on average due to a more favorable mix and higher selling prices. The mix reflected an increased proportion of sales of higher priced products such as filtration and abrasives.  Volumes declined due to lower export tape sales from Germany as a result of the strengthening of the Euro, as well as weaker economic conditions impacting certain markets and intentional reductions in products that did not meet internal profitability thresholds.

The following table sets forth line items from our condensed consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	86.5	85.4	85.0	82.3
Gross profit	13.5	14.6	15.0	17.7
Selling, general and administrative expenses	9.0	10.3	9.4	10.2
Other income - net	(2.1)	(1.0)	(2.0)	(0.8)
Operating income	6.6	5.3	7.6	8.3
Interest expense-net	3.4	3.4	3.2	3.3
Income from continuing operations before income taxes	3.2	1.9	4.4	5.0
Provision (benefit) for income taxes	0.5	(4.9)	1.0	(0.4)
Income from continuing operations	2.7%	6.8%	3.4%	5.4%

Analysis of Operating Income—Three and Nine Months Ended September 30, 2008 and 2007

The following table sets forth our operating income (loss) by segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating income (loss)
Fine Paper	$11.1	$9.3	$32.8	$34.9
Technical Products	4.1	3.2	18.2	22.1
Unallocated corporate costs	(2.9)	(2.2)	(6.6)	(9.1)
Consolidated	$12.3	$10.3	$44.4	$47.9

Commentary:

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

	Change in Operating Income (Loss) Compared to Prior Period
		Change Due To
	Total Change	Volume	Net Price (a)	Material Costs (b)	Currency	Other (c)
Fine Paper	$1.8	$(3.2)	$2.4	$(3.7)	$—	$6.3
Technical Products	0.9	(1.5)	4.7	(4.9)	0.3	2.3
Unallocated corporate costs	(0.7)	—	—	—	—	(0.7)
Consolidated	$2.0	$(4.7)	$7.1	$(8.6)	$0.3	$7.9

(a)     Includes changes in selling price and product mix.

(b)     Includes price changes for raw materials and energy.

(c)     Includes other materials, manufacturing labor, distribution, selling, general and administrative expenses and gains and losses on asset sales.

Consolidated operating income of $12.3 million for the three months ended September 30, 2008 increased $2.0 million compared to 2007 primarily due to gains from the sale of certain assets acquired in the Fox River acquisition, the benefits of higher net prices and improved manufacturing efficiencies; partially offset by increased manufacturing input costs and decreased volume.

•      Operating income for our fine paper business increased $1.8 million primarily due to gains of approximately $3.6 million from the sale of certain assets acquired in the Fox River acquisition, higher average net prices, improved manufacturing efficiencies including benefits from the Fox River acquisition and a reduction in selling, general and administrative costs (“SG&A”). These favorable factors were partially offset by higher manufacturing input costs, principally for hardwood pulp and energy, and lower volume.  The lower volume was primarily due to an unusually large decline in market demand for premium uncoated free sheet papers as a result of weaker economic conditions.

•      Operating income for our technical products business increased $0.9 million primarily due to improved pricing, a more favorable product mix and improved manufacturing operations.  These favorable factors were partially offset by higher manufacturing input costs and lower volume.  The pricing improvement reflected pricing actions across all product lines to offset the unprecedented increase in manufacturing input costs, primarily for latex, energy and pulp.

•      Unallocated corporate expenses increased by $0.7 million primarily due to higher non-cash costs associated with certain post-employment benefit obligations and the absence of currency translation gains on an intercompany loan in the prior year, partially offset by the absence in the current year of employee termination costs.

Commentary:

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

	Change in Operating Income (Loss) Compared to Prior Period
		Change Due To
	Total Change	Volume	Net Price (a)	Material Costs (b)	Currency	Other (c)
Fine Paper	$(2.1)	$1.4	$(1.9)	$(10.1)	$—	$8.5
Technical Products	(3.9)	(3.6)	5.4	(10.1)	1.4	3.0
Unallocated corporate costs	2.5	—	—	—	—	2.5
Consolidated	$(3.5)	$(2.2)	$3.5	$(20.2)	$1.4	$14.0

(a)     Includes changes in selling price and product mix.

(b)     Includes price changes for raw materials and energy.

(c)     Includes other materials, manufacturing labor, distribution, selling, general and administrative expenses and gains and losses on asset sales.

Consolidated operating income of $44.4 million for the nine months ended September 30, 2008 decreased $3.5 million compared to 2007 primarily due to increased manufacturing input costs that exceeded selling price increases in both businesses and a less favorable mix of products in our fine paper business.  These unfavorable factors more than offset the benefits of improved manufacturing operations at our Munising mill, gains related to the sale of certain assets acquired in the acquisition of Fox River and the settlement of certain employee benefit liabilities that we retained following the sale of Terrace Bay.

•      Operating income for our fine paper business decreased $2.1 million primarily due to higher manufacturing input costs, principally for hardwood pulp, and a less favorable product mix due to the dilutive effect of selling relatively lower priced grades acquired in the Fox River acquisition. These unfavorable factors were only partially offset by gains on asset sales of approximately $6.6 million, higher selling prices, improved manufacturing efficiencies and increased volume related to the acquisition of Fox River.

•      Operating income for our technical products business decreased $3.9 million primarily due to higher manufacturing costs and lower volume.  The increase in manufacturing costs primarily reflected higher input prices for energy, pulp and latex and increased costs in Germany following the start-up of new and rebuilt assets.  These unfavorable factors were partially offset by improved pricing and mix, improved manufacturing operations and the favorable translation impact from a stronger Euro relative to the U.S. dollar.

•      Unallocated corporate expenses decreased by $2.5 million primarily due to the settlement of certain employee benefit liabilities that we retained following the sale of our Terrace Bay pulp mill that more than offset increased costs for other corporate expenses.

Additional Statement of Operations Commentary:

•      SG&A expenses of $16.6 million for the three months ended September 30, 2008 decreased $3.5 million from the prior year period primarily due to lower management incentive costs, lower employee benefit costs related to a change in our vacation policy for salaried employees and a reduction in controllable SG&A expenses. For the three months ended September 30, 2008, SG&A expense as a percentage of sales was approximately 9 percent and was approximately 1.3 percentage points lower than the prior year period.

•      For the three months ended September 30, 2008 and 2007, we incurred $6.3 million and $6.5 million, respectively, of net interest expense (including $0.5 million of amortization of debt issuance costs in each period).  The decrease in net interest expense was primarily due to lower average interest rates.

•      For the three months ended September 30, 2008, we recorded a tax provision from continuing operations of $1.0 million compared to a tax benefit of $9.5 million in the prior year period. As a result, our effective income tax provision (benefit) rate for the three months ended September 30, 2008 and 2007 was approximately 17 percent and (250) percent, respectively. The change in effective tax rates was primarily due to the application of a new tax law in Germany to our existing deferred tax assets and liabilities which reduced our net deferred tax liabilities at September 30, 2007. The effect of this tax rate benefit was treated as a discrete item for the three months ended September 30, 2007.  Excluding the effect of changes in enacted income tax laws and certain other one-time adjustments on our deferred tax assets and liabilities, our effective tax rate for the nine months ended September 30, 2008 and 2007 was approximately 24 percent and 28 percent, respectively, and reflect the ongoing benefits of the lower German income tax rates in 2008.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2008	2007
Net cash flow provided by (used in):
Operating activities	$0.2	$44.5
Investing activities, including capital expenditures	(23.3)	(93.7)
Capital expenditures	(23.6)	(37.2)
Financing activities	29.5	53.1

Operating Cash Flow Commentary:

•      Cash provided by operating activities of $0.2 million for the nine months ended September 30, 2008 was $44.3 million unfavorable to cash provided by operating activities of $44.5 million in the prior year. The unfavorable comparison to the prior year was primarily due to an increase in cash used by operating activities of our discontinued pulp operations of $24.1 million and increased investments in working capital in the current year.

Investing Commentary:

•      For the nine months ended September 30, 2008, cash used in investing activities was $23.3 million, a decrease of $70.4 million versus the prior year period.  For the nine months ended September 30, 2008, proceeds from assets sales of $13.6 million were offset by payments of $13.6 million related to the sale of the Pictou Mill. The decrease in cash used was primarily due to spending of $54.7 million for the acquisition of Fox River in 2007.  Capital spending for the first nine months of 2008 was $23.6 million compared to spending of $37.2 million in the comparable prior year period.  The reduction in capital spending is primarily due to the expenditures in 2007 for major projects to increase capacity and improve efficiency at Neenah Germany and for capital projects in our pulp business associated with scheduled maintenance downtime.  We have aggregate planned capital expenditures for 2008 of approximately $30 million.  These capital expenditures are not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

•      Neenah Canada made payments of approximately $10.3 million to Northern Pulp in connection with the transfer of the Pictou Mill. In addition, we paid approximately $3.3 million in transaction costs.

Financing Commentary:

•      Our liquidity requirements are provided by cash generated from operations, short- and long-term borrowings and proceeds from asset sales. Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of September 30, 2008, we had $109.6 million outstanding under our revolving credit facility, outstanding letters of credit of $1.6 million and $60.1 million of available credit.  We expect that JP Morgan Chase, N.A. and the other lenders listed in our credit agreement will continue to honor their commitment to provide funds in accordance with the terms of the credit agreement.

•      Our required debt payments through December 31, 2009 are $24.8 million.  Such payments include required amortization payments on our Term Loan and German construction financing of approximately $6.2 million and $1.8 million, respectively, and $16.8 million on our German unsecured revolving line of credit which we expect to refinance.

•      We have approximately $12.6 million in refundable U.S. income taxes that are expected to be received in the next 12 months.  In addition, we do not expect to pay U.S. income taxes for the next three calendar years as a result of the utilization of net operating losses.

•      We expect to make required pension contributions of approximately $9 million to $12 million in calendar 2009.  The actual amount of such required contributions will depend on the value of our U.S. pension assets and liabilities at December 31, 2008.

•      In June 2008, we entered into the sixth amendment to the bank credit agreement in which the lenders consented to the sale of the Pictou Mill.

•      In June 2008, we entered into the first amendment to the Term Loan agreement which reduced required amortization payments to $1.25 million per quarter.  All remaining amounts outstanding under the Term Loan are due and payable upon termination of the agreement in November 2010.

•      For the nine months ended September 30, 2008, we prepaid approximately $9.5 million in Term Loan borrowings with the proceeds from the sale of certain Fox River assets.

•      For the nine months ended September 30, 2008, we paid approximately $9.4 million to purchase shares of common stock in connection with a reverse/forward split of issued and outstanding shares of common stock.

•      For the nine months ended September 30, 2008, additional net borrowings on our revolving credit facility were $43.4 million primarily to finance our increased investment in operating working capital and the reverse/forward split of common stock.

•      We paid cash dividends of $0.30 per share or approximately $4.5 million in each of the nine months ended September 30, 2008 and 2007.

Management believes that our ability to generate cash from operations and our borrowing capacity are adequate to fund working capital, capital spending and other cash needs for the next 12 months.

Contractual Obligations

The following table presents the total contractual obligations for which cash flows are fixed or determinable as of September 30, 2008:

	For the Years ended December 31,
	2008 (a)	2009	2010	2011	2012	Beyond 2012	Total
Unconditional purchase obligations	$0.2	$0.5	$0.5	$0.5	$0.3	$—	$2.0
Long-term debt payments	18.0	6.8	113.5	1.8	1.8	232.1	374.0
Interest payments on long-term debt	6.9	22.4	21.7	17.0	16.9	33.0	117.9
Other post-employment benefit obligations	1.0	1.6	1.8	2.1	2.3	15.1	23.9
Operating leases	0.8	3.0	2.2	1.8	1.4	2.3	11.5
Open purchase orders	17.5	—	—	—	—	—	17.5
Contributions to pension trusts	0.4	—	—	—	—	—	0.4
Liability for uncertain tax positions	—	1.0	—	—	—	—	1.0
Total contractual obligations	$44.8	$35.3	$139.7	$23.2	$22.7	$282.5	$548.2

(a)  Represents amounts due on contractual obligations for the period October 1, 2008 through December 31, 2008.

The unconditional purchase obligations are for the purchase of services for the maintenance of information systems. Although we are primarily liable for payments on the above operating leases and unconditional purchase obligations, based on historic operating performance and forecasted future cash flows, we believe our exposure to losses, if any, under these arrangements is not material.

Interest payments on long-term debt includes interest on variable rate debt at September 30, 2008 weighted average interest rates.

The open purchase orders displayed in the table represent amounts we anticipate will become payable within the next year for goods and services that we have negotiated for delivery.

The above table includes future payments that we expect to make for post-employment benefits other than pensions. Those amounts are estimated using actuarial assumptions, including expected future service, to project the future obligations.

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

You can identify forward-looking statements as those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “contemplate,” “estimate,” “believe,” “plan,” “project,” “predict,” “potential” or “continue,” or the negative of these, or similar terms. In evaluating these forward-looking statements, you should consider the following factors, as well as others contained in our public filings from time to time, which may cause our actual results to differ materially from any forward-looking statement:

•   worldwide economic conditions, which have deteriorated significantly in the U.S., Germany and many other countries and regions;

•   fluctuations in global equity and fixed-income markets;

•   capital and credit market volatility, which have reached unprecedented levels in 2008;

•   the competitive environment;

•   fluctuations in commodity prices, exchange rates (in particular changes in the U.S. dollar/Euro currency exchange rates) and interest rates;

•   the ability to realize anticipated cost savings in our business;

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

Foreign Currency Risk

Prior to the sale of the Pictou Mill, our results of operations and cash flows were affected by changes in the Canadian dollar exchange rate relative to the U.S. dollar.  Exchange rate fluctuations could have a material impact on our financial results because substantially all of our pulp mill’s expenses were incurred in Canadian dollars and our pulp revenues were denominated in U.S. dollars. For the year ended December 31, 2007, a hypothetical $0.01 increase in the Canadian dollar relative to the U.S dollar would have decreased our income before income taxes by approximately $2 million, excluding additional currency re-measurement losses. In addition, our reported operating results are affected by changes in the exchange rates of the Canadian dollar relative to the U.S. dollar. For the year ended December 31, 2007, a hypothetical 10 percent increase in the exchange rates of the Canadian dollar relative to the U.S dollar would have decreased our income before income taxes by approximately $1.6 million.  Following the sale of the Pictou Mill, the risk that our results of operations and cash flows will be affected by changes in the Canadian dollar exchange rate relative to the U.S. dollar has been substantially eliminated.

From time-to-time, we have used hedging arrangements to reduce our exposure to Canadian dollar exchange rate fluctuations, although these arrangements could result in us incurring higher costs than we would incur without the arrangements. At September 30, 2008, we had no foreign currency contracts outstanding.  At December 31, 2007 we had foreign currency contracts outstanding in a notional amount of $3.4 million Canadian dollars designated as cash flow hedges of U.S dollar denominated pulp sales. The fair value of the contracts was a current asset of $0.5 million U.S. dollars. The weighted average exchange rate for the foreign currency contracts at December 31, 2007 was $0.852 U.S. dollars per Canadian dollar and the contracts extended through February 2008.

Commodity Risk

Pulp

We purchase the wood pulp used to produce our products on the open market, and, as a result, the price and other terms of those purchases are subject to change based on factors such as worldwide supply and demand and government regulation. We do not have significant influence over the price paid for our wood pulp purchases  and generally do not possess enough power to pass increases in those prices along to purchasers of our products, unless those increases coincide with increased demand for the product. Therefore, an increase in wood pulp prices could occur at the same time that prices for our products are decreasing and have an adverse effect on our results of operations, financial position and cash flows.

Based on 2007 wood pulp purchases, a 10 percent increase in the average market price for wood pulp (approximately $80 per ton) would have increase our annual costs for wood pulp purchases by approximately $19 million.

Interest Rate Risk

We are exposed to interest rate risk on our fixed rate long-term debt and our variable rate bank debt. Our objective is to manage the impact of interest rate changes on earnings and cash flows from our variable rate debt and on the market value of our fixed rate debt. As of September 30, 2008, we had $239.2 million of long-term fixed rate debt outstanding and $134.8 million of long-term variable rate borrowings outstanding. We are exposed to fluctuations in the fair value of our fixed rate long-term debt resulting from changes in market interest rates, but not to fluctuations in our earnings or cash flows. As of September 30, 2008, the fair market value of our fixed rate long-term debt was approximately $177 million based upon the quoted market price of the senior notes or rates currently available to us for debt of the same remaining maturities. A 100 basis point increase in interest rates would increase our annual interest expense on outstanding variable rate borrowings by approximately $1.3 million.

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

As of September 30, 2008, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Internal Controls over Financial Reporting

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, management’s assessment of our internal control over financial reporting identified the following material weakness in our internal controls over financial reporting:

Controls Over Income Tax Accounting: We did not maintain effective controls over the determination and reporting of the provision for income taxes and related income tax balances. Specifically, the requisite level of skills and resources in accounting for income taxes was inadequate and our procedures for preparing, analyzing, reconciling and reviewing our income tax provision and income tax balance sheet accounts did not provide effective internal control. Spreadsheets supporting the calculation of income tax balances were inadequately controlled and were susceptible to manual input errors.

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

Remediation and Changes in Internal Controls

We have developed and implemented remediation plans to address our material weakness. During the three months ended September 30, 2008, the following remedial actions have been put in place:

During the third quarter of 2008, a nationally recognized public accounting firm prepared and analyzed our income tax provision.  They also substantially completed the reconciliation of our deferred income tax balance sheet accounts. Management retained responsibility for reviewing such work and confirming that our income tax provision and income tax balance sheet accounts were fairly stated in all material respects.

As a result of the implementation of these processes, management believes that the consolidated financial statements are fairly stated in all material respects as of and for the three and nine months ended September 30, 2008.  Management is continuing to collect evidence of the effectiveness of the design and operation of our internal controls over financial reporting as it relates to accounting for income taxes before reaching a conclusion on whether the material weakness in accounting for income taxes has been remediated.

Other than as described above, there have not been any other changes in our internal control over financial reporting during the three months ended September 30, 2008, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

November 6, 2008