Form 10-K
period 2008-12-31
Neenah Paper Inc
filed 2009-03-12
CIK 1296435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2008 (based on the closing stock price on the New York Stock Exchange) on such date was $250 million.

As of February 27, 2009, there were 14,649,108 shares of the Company’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the definitive proxy statement for the Company’s Annual Meeting of Stockholders to be held on May 20, 2009 is incorporated by reference into Part III hereof.

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

We are a leading international producer of premium fine papers and technical products. We have two primary operations: our fine paper business and our technical products business. We also own approximately 500,000 acres of timberlands in Nova Scotia, Canada.

Our fine paper business is a leading producer of premium writing, text, cover and specialty papers used in corporate identity packages, corporate annual reports, invitations, personal stationery and high-end packaging for point of purchase advertising. Our products include some of the most recognized and preferred papers in North America, where we enjoy leading market positions in many of our product categories. We sell our products primarily to authorized paper distributors, converters and specialty businesses. Our fine paper manufacturing facilities are located in Appleton, Neenah and Whiting, Wisconsin and Ripon, California.

Our technical products business is a leading producer of transportation and other filter media, durable, saturated and coated substrates for a variety of end uses; and nonwoven wall coverings. Our technical products business is organized into five global strategic business units (“SBUs”) which sell into 17 product categories, and we focus on categories where we believe we are a market leader or have a competitive advantage, which include, among others, transportation and other filter media, specialty tape, label, abrasive, medical packaging, nonwoven wall coverings and image transfer technical products markets. We are also a global supplier of materials used for customer-specific applications in furniture, book covers and original equipment manufacturers’ products. Our customers are located in more than 35 countries. Our technical products manufacturing facilities are located in Munising, Michigan and near Munich and Frankfurt, Germany.

In June 2008, we sold our pulp mill located in Pictou, Nova Scotia, Canada which was the last remaining pulp mill we owned. The Pictou mill was comprised of a single-line pulp facility, which primarily produced softwood pulp.

Company Structure

Our corporate structure consists of Neenah Paper, Inc., and five wholly owned subsidiaries.

Neenah Paper, Inc. Neenah is a Delaware corporation that holds our trademarks and patents related to all of our U.S. businesses (except Fox River), all of our U.S. inventory, the real estate, mills and manufacturing assets associated with our fine paper operations in Neenah and Whiting, Wisconsin, and all of the equity in our subsidiaries which are listed below. The common stock of Neenah is publicly traded on the New York Stock Exchange under the symbol “NP.”

Neenah Paper Michigan, Inc. Neenah Paper Michigan, Inc. is a Delaware corporation and a wholly owned subsidiary of Neenah Paper, Inc. that owns the real estate, the mill and the manufacturing assets associated with our U.S. technical products business.

NPCC Holding Company LLC. NPCC Holding Company LLC is a Delaware limited liability company and wholly owned subsidiary of Neenah Paper, Inc. It owns all of the equity of Neenah Paper Company of Canada.  Neenah Paper Company of Canada is a Nova Scotia unlimited liability corporation that owns the real estate associated with our former pulp business in Pictou, Nova Scotia.

Neenah Paper FVC, Inc.  Neenah Paper FVC, Inc. is a Delaware corporation and wholly owned subsidiary of Neenah Paper, Inc., and owns all of the equity of Neenah Paper FR, LLC.  Neenah Paper FR, LLC is a Delaware limited liability company that owns the real estate, mills and manufacturing assets associated with our operations in Appleton, Wisconsin and Ripon, California.

Neenah Paper International Holding Company, LLC.  Neenah Paper International Holding Company, LLC is a Delaware limited liability company and wholly owned subsidiary of Neenah Paper Inc.  It owns all of the equity of Neenah Paper International, LLC.  Neenah Paper International, LLC is a Delaware limited liability company that owns all of the equity of Neenah Germany GmbH and in conjunction with Neenah Germany GmbH all of the equity of Neenah Services GmbH & Co. KG.

Neenah Paper International Finance Company BV.   Neenah Paper International Finance Company BV is a private company with limited liability organized under the laws of the Netherlands and a wholly owned subsidiary of Neenah Paper, Inc.

History of the Businesses

Fine Paper.  The fine paper business was incorporated in 1885 as Neenah Paper Company, which initially operated a single paper mill in Neenah, Wisconsin. Kimberly-Clark acquired the mill in 1956. In 1981, Kimberly-Clark purchased an additional mill located in Whiting, Wisconsin to increase the production capacity of the fine paper business. In the late 1980s and early 1990s, Kimberly-Clark expanded the capacity of the fine paper business in response to increased demand by building two new paper machines at the Whiting mill, rebuilding two existing paper machines at the Whiting mill and completing a major expansion of the Neenah facility with the installation of a new paper machine, a new finishing center, a new customer service center and a distribution center expansion. As a result of decreased demand, in the 2000s the Neenah mill retired two of its older paper machines. In March 2007, we acquired Fox Valley Corporation (now named Neenah Paper FVC, Inc.), which owned Fox River Paper Company, LLC (“Fox River”, now named Neenah Paper FR, LLC).  The Fox River assets acquired consisted of four U.S. paper mills and various related assets, producing premium fine papers with well-known brands including STARWHITE®, SUNDANCE®, ESSE® and OXFORD®.

As part of our plan to integrate the operations of Fox River with those of our existing fine paper mills, we closed the Housatonic mill, located near Great Barrington, Massachusetts. In June 2007, we announced plans to permanently close the Urbana mill and manufacturing and converting operations at the Urbana mill ceased in September 2007 and the second quarter of 2008, respectively. See Note 4 of Notes to Consolidated Financial Statements, “Acquisitions.”

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

Pulp. At the Spin-Off, our pulp operations consisted of pulp mills located in Terrace Bay, Ontario and Pictou, Nova Scotia and 1,000,000 acres of related timberlands. The Pictou pulp mill was built in 1967 by the Scott Paper Company. Kimberly-Clark acquired the Pictou pulp mill and related timberlands operations in 1995 as part of its merger with the Scott Paper Company. The Terrace Bay pulp mill was built by Kimberly-Clark in 1948. In August 2006, we transferred our Terrace Bay mill and related woodlands operations to certain affiliates of Buchanan Forest Products Ltd. (“Buchanan”). See Note 5 of Notes to Consolidated Financial Statements, “Discontinued Operations — Transfer of the Terrace Bay Mill.” In June 2006, we sold approximately 500,000 acres of woodlands in Nova Scotia. See Note 5 of Notes to Consolidated Financial Statements, “Discontinued Operations — Sale of Woodlands in 2006.” In June 2008, we sold the Pictou Mill to Northern Pulp Nova Scotia Corporation (“Northern Pulp”). See Note 5 of Notes to Consolidated Financial Statements, “Discontinued Operations — Sale of the Pictou Mill and the Woodlands.”

Business Strategy

Increase the Size of our Paper Businesses. Following the Spin-Off, we sought to increase the size of our successful specialty and premium paper businesses.   Ultimately, we decided to exit the pulp business, where our scale and cost position was determined to be sub-optimal for this global commodity. Growth in our paper businesses was pursued organically and through acquisitions, such as Neenah Germany and Fox River, and our pulp mills were eventually divested.

Deliver Consistent Profitable Growth. We believe that our fine paper and technical products production assets provide us with a flexible and effective platform for growth.  Our experienced team of employees and management are pursuing business strategies designed to take advantage of existing strengths in these businesses—including our strong market positions, well recognized brands, high-quality products and efficient manufacturing operations—while responding to the challenges faced by each unit. We expect Fine Paper to continue to deliver important cash flows as we gain share in a declining market while we seek additional growth opportunities, particularly in Technical Products markets, both organically and through acquisitions.

Provide Investors with Attractive Returns. We believe that the successful execution of our strategies and our continued use of return on capital as an important metric to evaluate decisions and allocate capital to our core business will result in positive returns for investors. We also expect to provide returns to investors by paying dividends in line with peer companies.

Products

Fine Paper. The fine paper business manufactures and sells branded world-class premium writing, text, cover and specialty papers used in corporate identity packages, corporate annual reports, invitations, personal stationery and high-end packaging for point of purchase advertising. Our fine paper business had net sales of approximately $336 million in 2008, $367 million in 2007 and $224 million in 2006.

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

Text and cover papers are used in applications such as corporate identity packages, corporate annual reports, insert advertising, direct mail, facility brochures, business cards, hang tags, scrapbooks, and a variety of other uses where colors, textured finishes or heavier weight papers are desired. Our brands in this category include CLASSIC®, CLASSIC CREST®, STARWHITE®, SUNDANCE®, CORONADO®, ESSE® and ENVIRONMENT®. We also sell a variety of custom paper colors, paper finishes, and duplex/laminated papers.

The fine paper business produces and sells other specialty papers, including translucent papers, art papers, papers for optical scanning and other specialized applications, under the UV/ULTRA® II trademark and other brands.

Reflecting our commitment to the environment, we successfully introduced the NEENAH GREEN environmental platform in 2006. Key components of the platform include (i) the introduction of Forest Stewardship Council watermarked paper across all our CLASSIC® brands and (ii) being the first premium text and cover manufacturer to be processed chlorine free in our 100 percent post-consumer products.

Technical Products.   The technical products business is a leading producer of filtration media and durable, saturated and coated substrates for a variety of end uses, including tapes, premask, abrasives, labels, medical packaging, decorative components, wall covering, and image transfer papers. Our technical products business had net sales of approximately $397 million in 2008, $401 million in 2007 and $183 million in 2006. JET-PRO®, SofStretch™, KIMDURA®, MUNISING LP®, PREVAIL™, NEENAH®, Gessner® and varitess® are brands of our technical products business.

In general, the products of our technical products business are sold to other manufacturers as key components for their finished products. The technical products business is organized into five SBUs: Filtration; Tape; Component Materials, which includes our abrasives business; Graphics and Identification; and Wall Covering to sell its products into major market segments. Several of the key market segments served, including tape and abrasives, are global in scope.

The Filtration SBU produces filtration media for induction air, fuel, oil, and cabin air applications in automotive transportation and for vacuum cleaner bags and filters.  Transportation filtration media are sold to suppliers of automotive companies as original equipment on new cars and trucks as well as the automotive aftermarket.  This business is primarily in Europe.

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

The Graphics and Identification SBU produces label and tag products from saturated (latex impregnated) base label stock and purchased synthetic base label stock. Top coatings are applied to the base label stock to allow for high quality variable and digital printing. The synthetic label stock is recognized as a high quality, UV (ultra-violet) stable product used for outdoor applications. The business sells its label and tag stock to pressure sensitive coaters, who in turn sell the coated label and tag stock to the label printing community. Image transfer papers are used to transfer an image from paper to tee shirts, hats, coffee mugs, and other surfaces. The technical products business produces and applies a proprietary imaging coating to its image transfer papers for use in digital printing applications. Image transfer papers are primarily sold through large retail outlets and through master distributors.  Decorative components papers are made from light and medium weight latex saturated papers which can then be coated for printability. Decorative components papers are primarily sold to coater converters, distributors, publishers and printers for use in book covers, stationery and fancy packaging.  The Graphics and Identification SBU also produces and sells clean room papers and durable printing papers into their respective markets.

The Wall Covering SBU produces a line of substrates made from saturated and coated wet-laid nonwovens and markets to converters serving primarily European commercial and do-it-yourself markets.

Markets and Customers

Fine Paper. Premium writing, text and cover papers represent approximately 3 percent of the North American uncoated free sheet market. The uncoated free sheet market has been declining one to two percent annually due to the increasing use of electronic media for communication. The stationery segment of this market is divided into cotton and sulfite grades. The text and cover paper segment of the market, used in corporate identification applications, is split between smooth papers and textured papers. Text papers have traditionally been utilized for special, high end collateral material such as corporate brochures, annual reports and special edition books. Cover papers are primarily used for business cards, pocket folders, brochures and report covers including corporate annual reports.

The fine paper business sells its products through our sales and marketing organizations primarily in three channels: authorized paper distributors, converters and direct sales. Sales to distributors, including distributor owned paper stores, account for approximately 70 percent of revenue in the fine paper business. Less than 5 percent of the sales of our fine paper business are exported to international distributors in Europe, South Africa, Asia, Australia and South America.

Sales to the fine paper business’s two largest customers (both of which are distributors) represented approximately 30 percent of its total sales in 2008. We practice limited distribution to improve our ability to control the marketing of our products. Although a complete loss of either of these customers would cause a temporary decline in the business’s sales volume, the decline could be partially offset by expanding sales to existing distributors, and further offset over a several month period with the addition of new distributors.

Technical Products. The technical products business relies on five SBUs to sell its products globally into 17 product categories. Such categories, broadly defined as polymer impregnated and synthetic paper, include papers used as raw materials in the following applications: filtration, tape, component materials for manufactured products, graphics and identification, and wall covering.

Several products (filtration media, wall coverings, abrasives, tapes, labels) are used in markets that are directly affected by economic business cycles. Other market segments such as image transfer papers used in small/home office and consumer applications are relatively stable. Price competition is common in most of the segments served by the technical products business and has increased due to a trend of using film and other lower cost substrates instead of paper in some applications.

The technical products business relies on a team of direct sales representatives and customer service representatives to market and sell approximately 95 percent of its sales volume directly to customers and converters. Less than 5 percent of the sales of the technical products business are sold through industrial distributors.

The technical products business has over 500 customers worldwide. The distribution of sales in 2008 was approximately 60 percent in Europe, 25 percent in North America and 15 percent in Latin America and Asia. Customers typically convert and transform base papers and film into finished rolls and sheets by adding adhesives, coatings, and finishes. These transformed products are then sold to end-users.

Concentration.  For the years ended December 31, 2008, 2007 and 2006, no customer accounted for more than 10 percent of our consolidated net sales.

The following tables present further information about our businesses by geographic area (dollars in millions):

	Year Ended December 31,
	2008	2007	2006
Net sales
United States	$467.3	$502.9	$357.3
Europe	265.0	264.4	49.7
Intergeographic items	—	(0.3)	(2.0)
Consolidated	$732.3	$767.0	$405.0

	December 31,
	2008	2007	2006
Total Assets
United States	$361.7	$332.5	$223.5
Canada	8.5	201.6	180.8
Europe	314.4	398.7	340.4
Total	$684.6	$932.8	$744.7

Net sales and total assets are attributed to geographic areas based on the physical location of the selling entities and the physical location of the assets. See Note 14 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for information with respect to net sales and total assets by business segment.

Raw Materials

Fine Paper. Hardwood pulp is the primary fiber used to produce products of the fine paper business. Our fine paper business consumed approximately 65,000 metric tons, 80,000 metric tons and 55,000 metric tons of hardwood pulp in 2008, 2007 and 2006, respectively. Other significant raw material inputs in the production of fine paper products include softwood pulp, cotton fiber, recycled fiber, dyes and fillers. An interruption in our supply of pulp or cotton could adversely affect our fine paper sales. The fine paper business purchases all of its raw materials externally.

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

Concentration.  Except for certain specialty latex grades and specialty softwood pulp used by our technical products business, we are not aware of any significant concentration of business transacted with a particular supplier that could, if suddenly eliminated, have a material adverse affect on our operations. While we believe that alternative sources of critical supplies would be available, disruption of our primary sources could create a temporary, adverse effect on product shipments. An interruption in the supply of a latex specialty grade or of specialty softwood pulp to our technical products business, each of which is currently obtained from a single source, could disrupt and eventually cause a shutdown of production of certain technical products.

Energy and Water

The equipment used in the manufacture of the products of our fine paper and technical products businesses uses significant amounts of energy, primarily electricity, natural gas, oil and coal. We generate substantially all of our electrical energy at the Munising mill and approximately 20 percent of the electrical energy at our Bruckmühl and Appleton mills. We also purchase electrical energy from external sources, including electricity generated from “Green Steam” at our Neenah paper mill.

Availability of energy is not expected to be a problem in the foreseeable future, but the purchase price of such energy can and likely will fluctuate significantly based on changes in demand and other factors.

An adequate supply of water is needed to manufacture our products. We believe that there is an adequate supply of water for this purpose at each of our manufacturing locations.

Working Capital

Fine Paper. The fine paper business maintains approximately 10 days of raw material inventories to support its paper making operations and about 50 days to 55 days of finished goods inventory to fill customer orders. Its sales terms range between 20 and 30 days for payment by its customers, with 20-day terms used most often. Supplier invoices are typically paid within 30 days.

Technical Products. On average, our U.S. technical products business maintains approximately 25 days to 30 days of inventory of raw materials and supplies to support its manufacturing operations and approximately 25 days to 30 days of finished goods inventory to support customer orders for its products. Sales terms in the technical products business vary depending on the type of product sold and customer category. Extended credit terms of up to 120 days are typically offered to customers located in certain international markets. On average sales are collected in approximately 45 days to 50 days. On average supplier invoices are paid within 30 days.

On average, our German technical products business maintains approximately 20 days of inventory of raw materials and supplies to support its manufacturing operations and approximately 30 days of finished goods inventory to support customer orders for its products. Sales terms in the technical products business vary depending on the type of product sold and customer category. Extended credit terms of up to 120 days are typically offered to customers located in certain international markets. On average sales are collected in approximately 55 to 60 days. On average supplier invoices are paid within 20 days.

Competition

Fine Paper. We believe our fine paper business is a leading supplier of premium writing, text, cover and specialty papers in North America. The fine paper business competes directly in this market with Mohawk Fine Papers Inc., Wausau Paper Corp. and other smaller companies. We believe the primary bases of competition for premium writing, text and cover papers are brand recognition, product quality, customer service, product availability, promotional support and variety of colors and textures.  Price also can be a factor particularly versus lower quality opaque and offset papers. We have and will continue to invest in advertising and other programs aimed at graphic designers, printers and corporate end-users in order to communicate the advantages of using our products.

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

Research and Development

Our corporate research and development laboratory is located in Roswell, Georgia. Our domestic technical products business maintains a research and development laboratory in Munising, Michigan to support its strategy of developing new products and technologies, and to support growth in its existing product lines and other strategically important markets. Our German technical products business maintains laboratory and research and development staff at each of its manufacturing locations and dedicated application engineers for key accounts to support product development and process improvements.  We have recently expanded test equipment for filter media including the construction of a nano fiber pilot plant for the testing of advanced filter media applications.  We have continually invested in product research and development with spending of $6.5 million in 2008, $6.4 million in 2007 and $2.5 million in 2006.  Research and development spending for our German technical products business is included from its acquisition in October 2006.

Intellectual Property

We own more than 50 trademarks with registrations in approximately 50 countries. Our business has built its market leading reputation on trademarked brands that date back as far as 1908. The CLASSIC® family of brands is one of the most well known and respected trademarks in the printing and writing industry. The CLASSIC® family includes CLASSIC CREST®, CLASSIC® Laid, CLASSIC® Linen, CLASSIC COLUMNS® and CLASSIC COTTON® papers. Our branded products, including the CLASSIC® family of products, the ENVIRONMENT® brand and brands such as STARWHITE®, SUNDANCE® and ESSE®, acquired in the Fox River acquisition, have played an important role in the marketing of the product lines of the fine paper business, which are recognized as an industry leader for quality, consistency and printing applications. In the fourth quarter of 2008, our Fine Paper business acquired the trademarks for the Classic brand in the UK.  This investment continues to build on our long term strategy to consolidate the writing, text and cover (WT&C) categories in the US and continue to grow our strongest brands by increasing our international market penetration.

The KIMDURA® and MUNISING LP® trademarks have made a significant contribution to the marketing of synthetic film and clean room papers of the technical products business.  The Gessner® and varitess® trademarks have played an important role in the marketing of Neenah Germany product lines.

We own more than 40 patents and have multiple pending patent applications in the United States, Canada, Western Europe and certain other countries covering image transfer paper, abrasives and medical packaging. We believe our image transfer patents have contributed to establishing the technical products business as a leading supplier of image transfer papers.

Backlog and Seasonality

Fine Paper. The fine paper business has historically experienced a steady flow of orders with marginally higher sales in the first quarter due to annual report production and a slight reduction in the third quarter due to scheduled maintenance downtime. Orders for stock products are typically shipped within two days, while custom orders are shipped within two to three weeks of receipt. Raw material purchases and manufacturing schedules are planned based on a combination of historical trends, customer forecasts and current market conditions. The order backlogs in the fine paper business on December 31, 2008 and December 31, 2007 were $10.8 million and $11.5 million, respectively, each of which represents 11 days of sales. The order backlogs from December 31, 2008 and 2007 were filled in the respective following years.

Technical Products. Historically, sales and profits for the technical products business have been relatively stronger in the first half of the year with reductions in the third quarter due to reduced customer converting schedules and in the fourth quarter due to a reduction in inventory levels by our customers. The order flow for the technical products business is subject to seasonal peaks for several of its products, such as the larger volume grades of tape, abrasives, premask, and label stock used primarily in the downstream finished goods manufacturing process. To assure timely shipments during these seasonal peaks, the technical products business has agreements with certain customers to manufacture orders and hold them in inventory for later shipment. The technical products business also manages these peaks with sales on consignment. Such sales represent less than 10 percent of the technical products business’s annual sales. Orders are typically shipped within six to eight weeks of receipt of the order. However, the technical products business periodically experiences periods where order entry levels surge, and order backlogs can increase substantially. Raw materials are purchased and manufacturing schedules are planned based on customer forecasts, current market conditions and individual orders for custom products. The order backlog in the technical products business on December 31, 2008 was approximately $56 million and represented approximately 15 percent of estimated prior year sales. The order backlogs in the technical products business on December 31, 2007 were approximately $82 million and represented approximately 20 percent of prior year sales. We have previously filled the order backlog from December 31, 2007 and expect to fill the order backlog from December 31, 2008 within the current fiscal year.

Employee and Labor Relations

As of December 31, 2008, we had approximately 1,950 regular full-time employees of whom 800 hourly and 390 salaried employees were located in the United States and 500 hourly and 260 salaried employees were located in Germany.

Hourly employees at the Whiting, Neenah, Munising and Appleton paper mills are represented by the United Steelworkers Union (the “USW”). The collective bargaining agreement for the Whiting paper mill expired on January 31, 2009. We are currently negotiating a new labor agreement for the Whiting mill with the USW. The collective bargaining agreements for the Neenah, Munising, and Appleton paper mills expire on June 30, 2009, July 14, 2009 and May 31, 2010, respectively. Additionally, the Neenah, Whiting and Munising paper mills have bargained jointly with the union on pension matters. The agreement on pension for these expires in 2019.

Hourly employees at the Ripon paper mill are represented by a local of the Association of Western Pulp and Paper Workers pursuant to a collective bargaining agreement that expires on April 30, 2010.

Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the “IG BCE”).  The collective bargaining agreement covering union employees of Neenah Germany is negotiated by the IG BCE and a national trade association representing all employers in the industry.  Union membership is voluntary, and under German law does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement that expires in August 2010 cannot be determined.

Following the sale of the Pictou mill, Northern Pulp assumed our obligations and responsibilities to hourly workers at the mill pursuant to the terms of a collective bargaining agreement with the Communications, Energy and Paperworkers Union of Canada.

Environmental, Health and Safety Matters

Our operations are subject to federal, state and local laws, regulations and ordinances relating to various environmental, health and safety matters. Our operations are in compliance with, or we are taking actions designed to ensure compliance with, these laws, regulations and ordinances. However, the nature of our operations exposes us to the risk of claims concerning non-compliance with environmental, health and safety laws or standards, and there can be no assurance that material costs or liabilities will not be incurred in connection with those claims. Except for certain orders issued by environmental, health and safety regulatory agencies with which we believe we are in compliance and which we believe are immaterial to our financial condition, results of operations and liquidity, we are not currently named as a party in any judicial or administrative proceeding relating to environmental, health and safety matters.

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

We have planned capital expenditures to comply with environmental, health and safety laws, regulations and ordinances during the period 2009 through 2011 of approximately $1 million to $2 million annually.  Our anticipated capital expenditures for environmental projects are not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

AVAILABLE INFORMATION

We are subject to the reporting requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934. As such, we file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet at the SEC’s web site at www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room in Washington, D.C., 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our common stock is traded on the New York Stock Exchange under the symbol NP. You may inspect the reports, proxy statements and other information concerning us at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

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

Risks Related to Our Business and Industry

Our business will suffer if we are unable to effectively respond to decreased demand for some of our products due to current conditions in the global economy.

We have experienced and may continue to experience decreased demand for some of our products due to slowing global economic growth, the credit market crisis, declining consumer and business confidence, fluctuating commodity prices, increased unemployment and other challenges currently affecting the global economy.  In addition, our customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. If we are unable to implement business strategies to effectively respond to decreased demand for our products, our financial position, cash flows and results of operations would be adversely affected.

Our operating results are likely to fluctuate.

Our operating results are subject to substantial quarterly and annual fluctuations due to a number of factors, many of which are beyond our control. Results could be adversely affected by general economic conditions causing a downturn in the market for paper products.  Additional factors that could affect our results include, among others, the relative strength of the Euro versus the U.S. dollar, changes in the market price of pulp, the effects of competitive pricing pressures, changes in average selling prices of our products, production capacity levels and manufacturing yields, availability and cost of products from our suppliers, the gain or loss of significant customers, our ability to develop, introduce and market new products and technologies on a timely basis, changes in the mix of products produced and sold, seasonal customer demand,  increasing interest rates and environmental costs. The foregoing factors are difficult to forecast, and these or other factors could materially adversely affect our quarterly or annual operating results.

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

We cannot be certain that our net operating losses (“NOLs”) will continue to be available to offset our tax liability and other tax positions may not be effective.

As of December 31, 2008, we estimated that we had approximately $107 million of U.S. Federal tax NOLs which may be used to offset taxable income in the future. In order to utilize the NOLs, we must generate consolidated taxable income. The NOLs will expire if not used. The availability of NOLs to offset taxable income could also be substantially reduced if we were to undergo an “ownership change” within the meaning of Section 382(g)(1) of the Internal Revenue Code. We will be treated as having had an “ownership change” if there is more than a 50% increase in stock ownership during a three-year “testing period” by “5% stockholders.”  The NOLs will expire in various amounts, if not used, between 2023 and 2028.

In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, as of December 31, 2008, we have recorded a liability of $0.2 million for uncertain tax positions where we believe it is “more likely than not” that the benefit reported on our income tax return will not be realized. There can be no assurance, however, that the amount of actual deductions that will not be realized will not exceed the amounts we have recognized for uncertain tax positions.

We have significant obligations for pension and other postretirement benefits.

We have significant obligations for pension and other postretirement benefits which could require future funding beyond that which we have funded in the past or which we currently anticipate. At December 31, 2008, our projected pension benefit obligations were $214.2 million and exceeded the fair value of pension plan assets by approximately $71.3 million. In 2008, total contributions to our pension trusts were $7.5 million. No assets have been set aside to satisfy our postretirement benefit obligations other than pensions.  In 2008, we made payments for postretirement benefits other than pensions of $8.9 million. A material increase in funding requirements or benefit payments could have a material adverse effect on our cash flows.

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

Substantially all of our hourly paid employees are unionized. In addition, some of our key customers and suppliers are also unionized.  As of December 31, 2008, we have approximately 430 hourly employees covered by collective bargaining agreements that will expire within the next 12 months. Strikes, lockouts or other work stoppages or slow downs involving our unionized employees could have a material adverse effect on us.

We may fail to realize the anticipated cost savings, revenue enhancements and other benefits expected from our acquisitions or from the planned timberlands sale which could adversely affect the value of our shares of common stock.

In October 2006, we acquired Neenah German. In March 2007, we acquired the Fox Valley Corporation, which owns Fox River.  In February 2008, we committed to a plan to sell our remaining timberlands. The acquisitions require the integration of companies that have previously operated independently. We acquired Neenah Germany with the expectation that, among other things, the acquisition would provide the two companies’ technical products businesses with added scale in the marketplace, better prospects for growth, and the ability to offer a broader array of premium products and better service to our customers. We acquired Fox River with the expectation that, among other things, the acquisition would provide the two companies’ fine paper businesses with added scale in the marketplace, better prospects for growth, and the ability to offer a broader array of premium branded products and better service to our customers.

The value of our common shares in the future may be affected by the ability of the combined company to achieve the benefits expected to result from these acquisitions or from the sale of our timberlands. There can be no assurance that we will meet these challenges and that such diversion will not negatively impact our results of operations and cash flows.

Future dividends on our common stock may be restricted or eliminated.

For the twelve months ended December 31, 2008, we paid cash dividends of $0.40 per common share or approximately $6.0 million. Dividends are declared at the discretion of our board of directors, and future dividends will depend on our future earnings, cash flow, financial requirements and other factors.  Our ability to pay cash dividends on our common stock is limited under the terms of both our bank credit agreement and our senior notes.  As of December 31, 2008, under the most restrictive terms of these agreements, our ability to pay cash dividends on our common stock is limited to a total of $8 million in a twelve-month period. There can be no assurance that we will continue to pay dividends in the future.

Fluctuations in currency exchange rates could adversely affect our results.

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

We have guaranteed the performance of Northern Pulp under the terms of a pulp supply agreement with Kimberly-Clark (the “Pulp Supply Agreement”).  The failure of Northern Pulp to perform under Pulp Supply Agreement could require us pay damages to Kimberly-Clark if they are unable to purchase pulp at prices less than or equal to those specified in the Pulp Supply Agreement.

The Pulp Supply Agreement requires Northern Pulp to supply and Kimberly-Clark to purchase 384,000 metric tons of pulp from the Pictou Mill through 2010.  The prices at which Northern Pulp sells pulp to Kimberly-Clark under the Pulp Supply Agreement reflect a discount from published industry index prices.  The commitments under the Pulp Supply Agreement are structured as supply-or-pay and take-or-pay arrangements. We have guaranteed certain obligations under the Pulp Supply Agreement; however, in the event that Northern Pulp and Kimberly-Clark enter into an amended agreement or make other material changes to the Pulp Supply Agreement, our guarantee obligations cease. Accordingly, if Northern Pulp does not supply the specified minimums and is not excused from supplying those amounts under the Pulp Supply Agreement, we may become obligated to pay Kimberly-Clark for the shortfall based on the difference between the contract price and any higher price that Kimberly-Clark pays to purchase the pulp, plus 10 percent of that difference. If such an event were to occur, it could have a material adverse effect on our results of operations and cash flows.

Our activities are subject to extensive government regulation, which could increase our costs, cause us to incur liabilities and adversely affect the manufacturing and marketing of our products.

Our operations are subject to federal, state and local laws, regulations and ordinances in the United States and Germany relating to various environmental, health and safety matters. The nature of our operations requires that we invest capital and incur operating costs to comply with those laws, regulations and ordinances and exposes us to the risk of claims concerning non-compliance with environmental, health and safety laws or standards. We cannot assure that significant additional expenditures will not be required to maintain compliance with, or satisfy potential claims arising from, such laws, regulations and ordinances. Future events, such as changes in existing laws and regulations or contamination of sites owned, operated or used for waste disposal by us (including currently unknown contamination and contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs that could require significantly higher capital expenditures and operating costs, which would reduce the funds otherwise available for operations, capital expenditures, future business opportunities or other purposes.

Risks Relating to Our Indebtedness

We may not be able to fund our future capital requirements internally or obtain third-party financing.

We may be required or choose to obtain additional debt or equity financing to meet our future working capital requirements, as well as to fund capital expenditures and acquisitions. To the extent we must obtain financing from external sources to fund our capital requirements, we cannot guarantee financing will be available on favorable terms, if at all.  As of December 31, 2008, we have required debt payments of $24.1 million and $105.0 million during the years ended December 31, 2009 and 2010, respectively.  Such required debt payments include approximately $17.3 million in November 2009 related to our German line of credit, which we renew annually and approximately $101.1 million due in November 2010 upon the termination of our bank credit agreement.

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

As of December 31, 2008, we had $225 million of senior notes, a term loan of $7.2 million and $14.0 million of project financing outstanding. In addition, our borrowing base under our revolving credit agreement was $152 million and borrowings of $101.1 million were outstanding. Our leverage could have important consequences. For example, it could:

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

The terms of our indebtedness, including the revolving credit facility, term loan and the indenture governing the notes, contain covenants restricting our ability to, among other things, incur certain additional debt, make specified restricted payments and capital expenditures, pay dividends, authorize or issue capital stock, enter into transactions with our affiliates, consolidate or merge with or acquire another business, sell certain of our assets or liquidate, dissolve or wind-up our company. At December 31, 2008, under the most restrictive terms of these agreements, our ability to pay cash dividends on our common stock is limited to a total of $8 million in a 12-month period. In addition, the terms of our revolving credit facility require us to achieve and maintain certain specified financial ratios if availability under our revolving credit facility is less than $25 million. These restrictions may limit our ability to engage in activities which could expand our business, including obtaining future financing, making needed capital expenditures or taking advantage of business opportunities such as strategic acquisitions and dispositions.

Our revolving credit facility accrues interest at variable rates. As of December 31, 2008, we had $101.1 million of borrowings outstanding, $1.6 million in outstanding letters of credit and $49.2 million of remaining availability. We may reduce our exposure to rising interest rates by entering into interest rate hedging arrangements, although those arrangements may result in us incurring higher interest expenses than we would incur without the arrangements. If interest rates increase in the absence of such arrangements, we will need to dedicate more of our cash flow from operations to make payments on our debt. For more information on our liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Our revolving credit agreement is secured by a majority of our North American assets.

Our revolving credit agreement, as amended, is secured by a majority of our North American assets, including the capital stock of our subsidiaries and is guaranteed by Neenah Paper Company of Canada, a wholly owned subsidiary.  Neenah Germany is not a borrower or guarantor with respect to the revolving credit agreement.  However, we pledged 65 percent of our equity interest in Neenah Germany as security for our obligations under the revolving credit agreement.

Availability under our revolving credit facility will fluctuate over time depending on the value of our inventory, receivables and various capital assets. An extended work stoppage or decline in sales volumes would result in a decrease in the value of the assets securing our credit facility. A reduction in availability under the revolving credit facility could have a material adverse effect on our liquidity.

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

You can identify forward-looking statements as those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “contemplate,” “estimate,” “believe,” “plan,” “project,” “predict,” “potential” or “continue,” or the negative of these, or similar terms. In evaluating these forward-looking statements, you should consider the following factors, as well as others contained in our public filings from time to time, which may cause our actual results to differ materially from any forward-looking statement:

•             general economic conditions, particularly in North America and Europe;

•             our existing and future indebtedness;

•             fluctuations in global equity and fixed-income markets;

•             fluctuations in commodity prices, exchange rates (in particular changes in the U.S./Euro currency exchange rates) and interest rates;

•             the competitive environment;

•             the loss of current customers or the inability to obtain new customers;

•             our ability to control costs and implement measures designed to enhance operating efficiencies;

•             the cost or availability of raw materials and energy;

•             strikes, labor stoppages and changes in our collective bargaining agreements and relations with our employees and unions;

•             increases in the funding requirements for our pension and postretirement liabilities;

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

Item 1B.                 Unresolved Staff Comments

None.

Item 2.                          Properties

Our principal executive offices are located in Alpharetta, Georgia, and our main research and development laboratory is located in Roswell, Georgia. We operate five paper mills in the United States that produce printing and writing, text, cover, durable saturated and coated substrates and other specialty papers for a variety of end uses. We operate a Fine Paper distribution center in the United States.  We operate three paper mills in Germany that produce transportation and other filter media, wall coverings and durable and saturated substrates. We own each of these facilities and the equipment to operate them and the Fine Paper distribution center which is a leased facility that is operated for us by a third party logistics firm. We also own 500,000 acres of timberlands in the Province of Nova Scotia.

We believe that each of these facilities is adequately maintained and is suitable for conducting our operations and business.  We manage machine operating schedules at our manufacturing locations to fulfill customer orders in a timely manner and control inventory levels.

As of December 31, 2008, following are the locations of our principal facilities and operating equipment and the products produced at each location. All the facilities are owned by us, except as otherwise noted:

Location	Equipment/Resources	Products
Fine Paper business:
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
Technical Products business:
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

See Note 7 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for a description of the material encumbrances attached to the properties described in the table above.

As of December 31, 2008, following are the locations of our owned and leased office and laboratory space and the functions performed at each location.

Administrative Location	Office/Other Space	Function
Alpharetta, Georgia	Leased Office Space	Corporate Headquarters and Administration and Sales
Roswell, Georgia	Leased Laboratory Space	Research and Development for the pulp and paper businesses
Appleton, Wisconsin	Leased Office Space	Administration and Sales
Neenah, Wisconsin	Owned Office Space	Administration and Sales

Item 3.                          Legal Proceedings

In February 2007, certain former employees of Neenah Canada who were previously employed in Neenah Canada’s Longlac woodlands operations brought suit against the Company and Neenah Canada in the Ontario (Canada) Superior Court of Justice for damages. The plaintiffs claim to have suffered from an alleged wrongful termination of employment by Neenah Canada occurring on or about August 21, 2006. Eagle Logging Inc. (the purchaser of Neenah Canada’s Longlac woodlands assets on August 29, 2006), Terrace Bay Pulp Inc. (the purchaser of Neenah Canada’s Terrace Bay pulp mill), Buchanan Forest Products Ltd., Lucky Star Holdings Inc. (each affiliates of Eagle Logging Inc. and Terrace Bay Pulp Inc., collectively, the “Buchanan Entities”), Kimberly-Clark Corporation and Kimberly-Clark Inc. have also been named in the lawsuit. The lawsuit seeks damages for severance and notice pay under Ontario law, as well as damages for wrongful termination, breach of contract, conspiracy and punitive damages, among other things. Eagle Logging Inc. and certain affiliated companies have agreed to indemnify and hold the Company and Neenah Canada harmless from claims and damages arising from the termination of woodlands employees prior to the acquisition of Neenah Canada’s woodlands assets by Eagle Logging Inc. in 2006. We believe we have adequate defenses against such claims and will vigorously defend the litigation.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

Item 4A.                 Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K, information regarding Neenah’s executive officers is hereby included in Part I of this report.

Set forth below is information concerning our executive officers.

Name	Position
Sean T. Erwin	Chairman of the Board, President and Chief Executive Officer
Walter M. Haegler	Senior Vice President—Managing Director of Neenah Germany
Steven S. Heinrichs	Senior Vice President, General Counsel and Secretary
Bonnie C. Lind	Senior Vice President, Chief Financial Officer and Treasurer
John P. O’Donnell	Senior Vice President—President, Fine Paper
James R. Piedmonte	Senior Vice President—Operations
Dennis P. Runsten	Senior Vice President—President, Technical Products U.S.

Sean T. Erwin, age 57, is the Chairman of our Board of Directors and our President and Chief Executive Officer. Prior to the Spin-Off, Mr. Erwin had been an employee of Kimberly-Clark since 1978, and held increasingly senior positions in both finance and business management. In January 2004, Mr. Erwin was named President of Kimberly-Clark’s Pulp and Paper Sector, which comprised the businesses transferred to us by Kimberly-Clark. He served as the President of the Global Nonwoven business from early 2001. He has also served as the President of the European consumer tissue business, Managing Director of Kimberly-Clark Australia, President of the Pulp and Paper Sector and President of the Technical Paper business.

Walter M. Haegler, Ph.D., age 61, is our Senior Vice President—Managing Director of Neenah Germany, and has been in that role since our acquisition of FiberMark Germany in October 2006. Prior to the acquisition he held the same position as an employee of FiberMark Inc. (“FMK”) after FiberMark Lahnstein had been acquired by FMK in 1999, and was VP and General Manager of FiberMark Gessner from 1998 through the 1999 acquisition. Dr. Haegler served as a Managing Director of Steinbeis Gessner from 1990-1998 and Profit Center Manager Filtration for Gessner GmbH from 1987-1990. He also served as R&D Chemist for Vereinigte Papierwerke Schickedanz & Co. Germany after a study of inorganic and analytical Chemistry at the University of Erlangen Germany.

 Steven S. Heinrichs, age 41, is our Senior Vice President, General Counsel and Secretary and has been in that role since June 2004 when he joined Kimberly-Clark as Chief Counsel, Pulp and Paper and General counsel for Neenah Paper, Inc. Prior to his employment with Kimberly-Clark, Mr. Heinrichs served as Associate General Counsel and Assistant Secretary for Mariner Health Care, Inc., a nursing home and long-term acute care hospital company. Before joining Mariner Health Care in 2003, Mr. Heinrichs served as Associate General Counsel and Assistant Secretary for American Commercial Lines LLC, a leading inland barge and shipbuilding company from 1998 through 2003. Mr. Heinrichs engaged in the private practice of law with Skadden, Arps, Slate, Meagher and Flom LLP and Shuttleworth, Smith, McNabb and Williams PLLC from 1994 through 1998. Mr. Heinrichs received his MBA from the Kellogg School of Management at Northwestern University in 2008.

Bonnie C. Lind, age 50, is our Senior Vice President, Chief Financial Officer and Treasurer and has been in that role since June 2004. Ms. Lind was an employee of Kimberly-Clark from 1982 until 2004, holding a variety of increasingly senior financial and operations positions. From 1999 until June 2004, Ms. Lind served as the Assistant Treasurer of Kimberly-Clark and was responsible for managing Kimberly-Clark’s global treasury operations. Prior to that, she was Director of Kimfibers with overall responsibility for the sourcing and distribution of pulp to Kimberly-Clark’s global operations.

John P. O’Donnell, age 48, is a Senior Vice President of the Company and President, Fine Paper and has been in that role since November 2007.  Mr. O’Donnell was employed by Georgia-Pacific Corporation from 1985 until 2007 and held increasingly senior sales and marketing positions in the Consumer Products division.  Mr. O’Donnell served as President of the North America Retail Business from 2004 through 2007, and as President of the North American Commercial Tissue business from 2002 through 2004.

James R. Piedmonte, age 52, is our Senior Vice President—Operations and has been in that role since June 2004. Mr. Piedmonte had been employed by Kimberly-Clark from 1978 until 2004, and held increasingly senior positions within Kimberly-Clark’s operations function. Mr. Piedmonte was responsible for Kimberly-Clark’s pulp mill and forestry operations in Pictou, Nova Scotia, from 2001until 2004. Previously he was the Director of Operations for the fine paper business operations, as well as mill manager at the Whiting, Wisconsin mill.

Dennis P. Runsten, age 51, is a Senior Vice President of the Company and President, Technical Products U.S., and has been in that role since November of 2006.  Mr. Runsten was an employee of Kimberly-Clark from 1983-2004, and held increasingly important roles in logistics, operations and marketing management within Kimberly-Clark’s consumer and nonwovens business.  In 2000, Mr. Runsten was appointed Vice President, Supply Chain, for Kimberly-Clark Europe, and in August 2004 he was appointed Vice President, Supply Chain and Information Technology for Neenah Paper, Inc.

There are no family relationships among our directors or executive officers.

PART II

Item 5.                         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Neenah common stock is listed on the New York Stock Exchange and is traded under the ticker symbol NP. Trading, as reported on the New York Stock Exchange, Inc., Composite Transactions Tape, and dividend information follows:

	Common Stock
	Market Price		Dividends
	High	Low	Declared
2008
Fourth quarter	$20.04	$4.90	$0.10
Third quarter	$23.70	$14.28	$0.10
Second quarter	$27.41	$16.33	$0.10
First quarter	$29.62	$22.95	$0.10

2007
Fourth quarter	$36.39	$27.50	$0.10
Third quarter	$43.78	$32.10	$0.10
Second quarter	$45.55	$36.84	$0.10
First quarter	$40.56	$33.18	$0.10

Dividends are declared at the discretion of the board of directors, and future dividends will depend on our future earnings, cash flow, financial requirements and other factors. Our ability to pay cash dividends on our common stock is limited under the terms of both our bank credit agreement and our senior notes. As of December 31, 2008, under the most restrictive terms of these agreements, our ability to pay cash dividends on our common stock is limited to a total of $8 million in a twelve-month period. For the twelve months ended December 31, 2008, we paid cash dividends of $0.40 per common share or approximately $6.0 million.

As of February 27, 2009, Neenah had approximately 2,500 holders of record of its common stock.  The closing price of Neenah’s common stock on February 27, 2009 was $5.25.

Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
October 2008	—	$—	—	—
November 2008(a)	649	$9.03	—	—
December 2008 (a)	26,350	$8.80	—	—

(a)                  Transactions represent the purchase of vested restricted shares from employees to satisfy minimum tax withholding requirements upon vesting of stock-based awards. None of these transactions were made in the open market. The average price paid is based upon the closing sales price on the New York Stock Exchange on the date of the transaction.  Such purchases are held as treasury shares.

Item 6.                          Selected Financial Data

The following table sets forth our selected historical financial and other data. You should read the information set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report. The statement of operations data for the years ended December 31, 2008, 2007 and 2006 and the balance sheet data as of December 31, 2008 and 2007 set forth below are derived from our audited historical consolidated financial statements included elsewhere in this Annual Report. The balance sheet data as of December 31, 2006, 2005 and 2004 and the statement of operations data for the year ended December 31, 2005 set forth below are derived from our audited historical consolidated financial statements not included in this Annual Report. The statement of operations data for the years ended December 31, 2004 set forth below are derived from our audited historical combined financial statements not included in this Annual Report.

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

	Year Ended December 31,
	2008	2007 (e)		2006 (f)		2005		2004 (a)
	(Dollars in millions, except per share data)
Consolidated and Combined Statement of Operations Data
Net sales	$732.3	$767.0		$405.0		$352.8		$351.4
Cost of products sold	633.2	635.5		305.4		250.0		234.2
Gross profit	99.1	131.5		99.6		102.8		117.2
Selling, general and administrative expenses	75.2	79.3		54.4		40.9		36.8
Goodwill and other intangible asset impairment charge	54.5	—		—		—		—
Other (income) expense - net	(11.3)	(1.7)		(0.5)		0.1		(0.2)
Operating income (loss)	(19.3)	53.9		45.7		61.8		80.6
Interest expense - net	25.0	25.4		16.9		18.4		1.4
Income (loss) from continuing operations before income taxes	(44.3)	28.5		28.8		43.4		79.2
Provision (benefit) for income taxes	3.0	(3.7)		9.4		16.3		28.5
Income (loss) from continuing operations	(47.3)	32.2		19.4		27.1		50.7
Income (loss) from discontinued operations (b) (c) (d)	(111.2)	(22.0)		43.1		(56.8)		(77.1)
Net income (loss)	$(158.5)	$10.2		$62.5		$(29.7)		$(26.4)
Earnings (loss) from continuing operations per basic share	$(3.23)	$2.17		$1.31		$1.84		$3.44
Earnings (loss) from continuing operations per diluted share	$(3.23)	$2.13		$1.31		$1.83		$3.43
Cash dividends per common share	$0.40	$0.40		$0.40		$0.40		$—

Other Financial Data
Net cash flow provided by (used for):
Operating activities	$13.1	$69.5		$65.8		$22.8		$76.0
Capital expenditures	(30.0)	(58.3)		(25.1)		(25.7)		(19.1)
Other investing activities (b) (e) (f)	(0.4)	(55.1)		(102.6)		(0.1)		—
Financing activities (e) (f)	18.2	43.8		50.8		(3.6)		(37.8)
Ratio of earnings to fixed charges (g) (h)	—	2.1	x	2.5	x	3.3	x	50.5	x

	As of December 31,
	2008	2007 (e)	2006 (f)	2005	2004
	(Dollars in millions)
Consolidated and Combined Balance Sheet Data
Working capital	$144.9	$120.3	$92.9	$123.9	$116.4
Total assets	684.6	932.8	744.7	537.0	557.3
Long-term debt	340.5	321.2	282.3	226.3	225.0
Total liabilities	574.2	644.8	559.8	371.7	360.2
Total stockholders’ and invested equity	110.4	288.0	184.9	165.3	197.1

(a)

As noted elsewhere in this Annual Report, for periods prior to the Spin-Off, our historical financial results are not indicative of our future performance, and do not reflect what our financial position and results of operations would have been had we operated as a separate, independent company during the periods presented.

(b)

In February 2008, we committed to a plan to sell our pulp mill in Pictou, Nova Scotia (the “Pictou Mill”) and approximately 500,000 acres of woodland assets in Nova Scotia (the “Woodlands”).  In June 2008, Neenah Canada sold the Pictou Mill to Northern Pulp. Neenah Canada made a payment of approximately $10.3 million to Northern Pulp in connection with the sale of the Pictou Mill. In addition, we paid approximately $3.3 million of transaction costs. In August 2006, we transferred our Terrace Bay mill and related woodlands operations to Buchanan for a payment of approximately $18.6 million.

(c)

For the year ended December 31, 2008, the results of operations of the Pictou Mill and the Woodlands and the loss on disposal of the Pictou Mill are reported as discontinued operations in the Consolidated and Combined Statement of Operations Data. The consolidated results of operations for all prior periods have been restated to reflect the results of operations of the Terrace Bay mill, the Pictou Mill and the Woodlands and the loss on transfer of the Terrace Bay mill as discontinued operations.

(d)	The following table presents the results of discontinued operations:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in millions)
Discontinued operations:
Income (loss) from operations (1) (3) (4) (5) (6) (7)	$(97.8)	$(31.6)	$76.3	$(92.4)	$(120.5)
Loss on disposal:
Income (loss) on disposal - Terrace Bay Mill	—	—	(6.5)	—	—
Income (loss) on disposal - Pictou Mill (1)	(29.4)	—	—	—
Loss on settlement of post-employment benefit plans (2)	(53.7)	—	—	—	—
Loss on disposal	(83.1)	—	(6.5)	—	—
Income (loss) before income taxes	(180.9)	(31.6)	69.8	(92.4)	(120.5)
(Provision) benefit for income taxes	69.7	9.6	(26.7)	35.6	43.4
Income (loss) from discontinued operations, net of income taxes	$(111.2)	$(22.0)	$43.1	$(56.8)	$(77.1)

(1)

During the first quarter of 2008, we determined that the estimated value we would receive from a sale of the Pictou Mill indicated that we would not recover the carrying value of the mill’s long-lived assets. As a result, for the year ended December 31, 2008, we recognized non-cash, pre-tax impairment charges of $91.2 million to write-off the carrying value of the Pictou Mill’s long-lived assets. In addition, for the year ended December 31, 2008, we recorded a pre-tax loss of $29.4 million to recognize the loss on disposal of the Pictou Mill.

(2)

In conjunction with the sale of the Pictou Mill, Northern Pulp assumed responsibility for all pension and other postretirement benefit obligations for active and retired employees of the mill. We accounted for the transfer of these liabilities as a settlement of postretirement benefit obligations pursuant to Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” For the year ended December 31, 2008, we recognized a non-cash, pre-tax settlement loss of $53.7 million due to the reclassification of deferred pension and other postretirement benefit adjustments related to the transfer of the Nova Scotia Plan to Northern Pulp from accumulated other comprehensive income to the loss on disposal of the Pictou Mill.

(3)

In December 2007, the Ontario Plan was terminated and all outstanding pension obligations for active employees were settled through the purchase of annuity contracts or lump-sum payments pursuant to participant elections. For the year ended December 31, 2007, Neenah Canada recognized a non-cash pre-tax settlement loss of $38.7 million upon termination of the Ontario Plan.

(4)

In August 2006, Neenah Canada made a payment to the pension trust of approximately $10.8 million for the purchase of annuity contracts to settle its pension liability for current retirees. As a result, Neenah Canada recognized a pension curtailment and settlement loss of approximately $26.4 million in the year ended December 31, 2006.

(5)

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

(6)

In 2005, we recorded a $53.7 million non-cash pre-tax impairment loss to write-off the carrying value of the Terrace Bay facility’s tangible long-lived assets. In addition, we recorded a $6.1 million pre-tax charge for exit costs in connection with the closure of the smaller of the two single-line pulp mills at our Terrace Bay facility.

	(7)	In 2004, we recorded a $112.8 million non-cash pre-tax impairment loss to reduce the carrying amount of the Terrace Bay facility.

(e)

In March 2007, we acquired the stock of Fox Valley Corporation and its subsidiary, Fox River for approximately $54.7 million in cash. We financed the acquisition through a combination of cash and debt drawn against our existing revolving credit facility. The results of Fox River are being reported as part of our Fine Paper segment and have been included in our consolidated financial results since the acquisition date.

(f)

In October 2006, we purchased the outstanding interests of Neenah Germany from FiberMark, Inc. and FiberMark International Holdings LLC for approximately $220.1 million in cash. We financed the acquisition through a combination of cash and debt drawn against our existing revolving credit facility. The results of Neenah Germany are being reported as part of our Technical Products segment and have been included in our consolidated financial results since the acquisition date.

(g)

For purposes of determining the ratio of earnings to fixed charges, earnings consist of income before income taxes (less interest) plus fixed charges. Fixed charges consist of interest expense, including amortization of debt issuance costs, and the estimated interest portion of rental expense.

(h)	For the year ended December 31, 2008, the deficit of earnings to fixed charges was $44.3 million.

Item 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the years ended December 31, 2008, 2007 and 2006. Also discussed is our financial position as of the end of those periods. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

•       Results of Operations and Related Information;

•       Adoption of New Accounting Pronouncements;

•       Liquidity and Capital Resources; and

•       Critical Accounting Policies and Use of Estimates.

Overview of Business

We are a leading international producer of premium fine papers and technical products. We have two primary operations: our fine paper business and our technical products business. We also own approximately 500,000 acres of timberlands in Nova Scotia, Canada.

In managing our businesses, management believes that achieving and maintaining a leadership position in our markets, responding effectively to competitive challenges, employing capital optimally, controlling costs and managing risks are important to long-term success. Input costs for energy and raw materials and general economic conditions also impact our results. In this discussion and analysis, we will refer to these factors.

•       Market Leadership. Achieving and maintaining leadership for our fine paper and technical products businesses has been an important part of our past performance. Our fine paper business has long been recognized as a leading manufacturer of world-class premium writing, text and cover papers used in corporate identity packages, corporate annual reports, invitations, personal stationery and high-end packaging. Our technical products business is recognized as a leading supplier in the tape, filtration, component materials, graphics and identification and wall covering markets. Maintaining our leadership is important to our results, particularly in light of the competitive environment in which we operate.

•       Competitive Environment. Our past results have been and future prospects will be significantly affected by the competitive environment in which we operate. We experience intense competition for sales of our principal products in our major markets. In most of our markets , our paper businesses compete directly with well-known competitors, some of which are larger and more diversified.

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

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, income before interest and income taxes (which we refer to as “operating income” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations) and other information relevant to an understanding of our results of operations for the years ended December 31, 2008, 2007 and 2006.

Executive Summary

Strategic Initiatives

During the previous three years, we completed several complementary initiatives in line with our strategy to transition to a premium technical products and fine paper company.  In 2006 and 2007, we sold 500,000 acres of woodlands in Nova Scotia, divested our Terrace Bay pulp operations, acquired the German technical and specialty paper business of FiberMark, Inc. and purchased Fox River.

In February 2008, we committed to a plan to sell the Pictou Mill and the Woodlands.  In June 2008, Neenah Canada sold the Pictou Mill to Northern Pulp, a new operating company jointly owned by Atlas Holdings LLC and Blue Wolf Capital Management LLC.  Pursuant to the terms of the transaction, Northern Pulp assumed all of the assets and liabilities associated with the Pictou Mill, as well as existing customer contracts, supply agreements (including the pulp supply agreement with Kimberly-Clark), labor agreements and pension obligations. The sale did not include the Woodlands.

In conjunction with the sale of the Pictou Mill, we entered into a stumpage agreement (the “Stumpage Agreement”) which allows Northern Pulp to harvest an average of approximately 400,000 metric tons of softwood timber annually from the Woodlands. The Stumpage Agreement is for a term of ten years and Northern Pulp has the option to extend the agreement for an additional three years.  For calendar year 2008, Northern Pulp paid a nominal amount for approximately 236,000 metric tons of softwood timber harvested under the Stumpage Agreement.  For timber purchases during calendar year 2009, Northern Pulp has agreed to pay the then current stumpage rate charged by the Nova Scotia provincial government for harvesting on government licensed lands.  The price paid for all subsequent purchases will be based on an agreed upon formula for estimating market prices. We believe the Stumpage Agreement prices for calendar 2009 and beyond represent market rates. Northern Pulp has agreed to pay substantially all costs associated with maintaining the Woodlands and harvesting the timber.  An agreement to sell the Woodlands will be subject to the terms of the Stumpage Agreement.

We believe it is probable that a sale of the Woodlands will occur within 12 months.  We expect to recognize a substantial gain on the sale of the Woodlands. Upon consummation of the sale of the Woodlands, we will have completely divested our pulp manufacturing operations and the revenues of our remaining businesses will be almost evenly divided between fine paper and technical products. In addition, we will have significantly changed the profile of our company by eliminating our pulp operations in favor of higher growth, more profitable and less capital-intensive specialty paper businesses.

Results of Continuing Operations

For the year ended December 31, 2008, our consolidated net sales decreased approximately $35 million from the prior year period to $732.3 million. The decrease was primarily due to lower volumes in both our businesses, especially in the fourth quarter, partially offset by the realization of price increases and favorable currency translation effects due to the strengthening of the Euro versus the U.S. dollar. For the year ended December 31, 2008, we incurred a consolidated operating loss of $19.3 million compared to operating income in the prior year of $53.9 million.  The operating loss in the current year was primarily due to the recognition of a non-cash pre-tax charge of $54.5 million for the impairment of goodwill and other intangible assets assigned to Neenah Germany.  See “Executive Summary—Impairment of Goodwill and Other Intangible Assets.” Excluding the impairment charge, consolidated operating income for the year ended December 31, 2008 of $35.2 million was $18.7 million unfavorable to the prior year primarily due to increased manufacturing input costs of approximately $26 million, decreased volumes and less favorable fixed cost absorption due to reduced operating schedules.  These factors were partially offset by gains from the sale of certain assets acquired in the Fox River acquisition and the benefits of higher net prices.  The reduced volumes were primarily a result of weaker market demand in 2008, particularly in the fourth quarter, due in part to weakening economic conditions, as well as reduced exports from Germany as a result of the stronger Euro.

For the three months ended December 31, 2008, our consolidated net sales decreased approximately $46 million from the prior year period to $146.6 million. The decrease was due to lower volumes and unfavorable currency translation effects due to the strengthening of the U.S. dollar versus the Euro partially offset by higher average prices. The reduced volumes were a result of substantially weaker market demand in the fourth quarter of 2008 due to weakening economic conditions.  For the three months ended December 31, 2008, we incurred a consolidated operating loss of $9.3 million compared to consolidated operating income of $6.0 million in the prior year. The unfavorable comparison to the prior year was primarily due to lower volumes, increased manufacturing input costs and manufacturing inefficiencies as a result reduced paper machine operating schedules to control inventory.  These unfavorable factors were only partially offset by higher average selling prices and reductions in administrative costs.

We expect that the recent uncertainty in the credit markets and global economic weakness will continue to negatively affect customer demand for many of our products.  However, we anticipate that the slowdown in global economic activity will also result in a decrease in costs for manufacturing inputs, particularly pulp, energy and latex that adversely affected 2008 operating results.

We have not yet observed any significant reduction in the ability of our customers to make payments in a timely manner or in the ability of our vendors to provide products and services due to the availability of credit.  However, there can be no assurance that our customers or vendors will not experience such problems.

Results of Discontinued Operations

For the year ended December 31, 2008, net sales of discontinued operations decreased approximately $121.6 million from the prior year period to $101.9 million. The decrease was due to the sale of the Pictou Mill in June 2008 resulting in only six months of pulp sales in the current year versus 12-months of pulp sales in the prior year period.

For the year ended December 31, 2008, we recognized a pre-tax loss from discontinued operations of $180.9 million compared to a pre-tax loss of $31.6 million in the prior year period.  The pre-tax loss in the current year was primarily due to recognition of non-cash charges of $91.2 million to write—off the long-lived assets of the Pictou Mill.  In addition, we recognized a pre-tax loss of $83.1 million for the loss on disposal of the Pictou Mill.  The loss on disposal included a non-cash charge of $53.7 million for the reclassification from accumulated other comprehensive income of deferred adjustments related to pensions and other postretirement benefits in connection with the transfer of postretirement benefit plans for the Pictou Mill to Northern Pulp. The pre-tax loss in the prior year includes a non-cash charge of $38.7 million related to settlement of the Terrace Bay Ontario, Canada defined benefit pension plan (the “Ontario Plan”). Excluding the impairment charge, the estimated loss on disposal and the loss on settlement of the Ontario Plan, the pre-tax loss from operations for the year ended December 31, 2008 was $6.6 million compared to pre-tax income of $7.1 million in the prior year.  The unfavorable comparison to the prior year was primarily due to higher fiber and other input costs and unfavorable currency translations effects, partially offset by higher softwood pulp prices.

Impairment of Goodwill and Other Intangible Assets

We test goodwill for impairment at least annually on November 30 in conjunction with preparation of our annual business plan, or more frequently if events or circumstances indicate goodwill might be impaired. Our annual test of goodwill for impairment at November 30, 2008, indicated that the carrying value of the Neenah Germany reporting unit exceeded its estimated fair value.  For the year ended December 31, 2008, we recognized a pre-tax loss of $52.7 million (the Company did not recognize a tax benefit related to the impairment loss which was not deductible for U.S. or German income taxes) for the impairment of goodwill assigned to the Neenah Germany reporting unit. The impairment loss was primarily due to a substantial increase in the estimated cost of capital we used to calculate the present value of Neenah Germany’s estimated future cash flows which resulted in a substantially lower estimated fair value. The higher estimated cost of capital reflected current market/financial conditions at the time the annual impairment test was performed which indicated higher risk premiums for debt and equity.

During our annual test of other intangible assets for impairment, we determined that certain trade names and customer based intangible assets were also impaired at December 31, 2008.  For the year ended December 31, 2008, we recognized a non-cash pre-tax charge of approximately $1.8 million for the impairment of such assets. See “Critical Accounting Policies and Use of Estimates—Impairment of Long-Lived Assets.”

Income Taxes

For the year ended December 31, 2008, we recorded an income tax provision related to continuing operations of $3.0 million compared to an income benefit of $3.7 million in the prior year period. As a result, our effective income tax (benefit) rate for the years ended December 31, 2008 and 2007 was approximately 7 percent and (13) percent, respectively. Our effective tax rate for the year ended December 31, 2008 primarily reflected the non tax deductible nature of the goodwill impairment charge.  Excluding the impairment charge, our effective income tax rate for the year ended December 31, 2008 was 35.7 percent primarily due to the benefits of our corporate tax structure and the proportion of pre-tax income in jurisdictions with different marginal tax rates.  These benefits were partially offset by an increase in the limitation on available tax benefits acquired in the Fox River acquisition.  During the year ended December 31, 2007, German tax laws were amended to reduce statutory income tax rates effective as of January 1, 2008. Application of the new rates to our existing deferred tax assets and liabilities reduced our net deferred tax liabilities at December 31, 2007. The reduction in our net deferred tax liabilities due to the benefit of the tax rate change resulted in an income tax benefit of $8.8 million and was treated as a discrete item for the year ended December 31, 2007 in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” and had no further impact on our effective tax rate in 2007. Excluding the impact of the German tax law amendment on our deferred tax liabilities and other tax adjustments, our effective tax rate for the year ended December 31, 2007 was approximately 17.5 percent.

Adoption of New Accounting Pronouncements

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

On January 1, 2008, we adopted  Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115  (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.  Our adoption of SFAS 159 did not affect our financial position, results of operations or cash flows because we did not elect any new fair value measurements of financial assets or financial liabilities.

Analysis of Net Sales—Years Ended December 31, 2008, 2007 and 2006

The following table presents net sales by segment, expressed as a percentage of total net sales before intersegment eliminations:

	Year Ended December 31,
	2008	2007	2006
Fine Paper	46%	48%	55%
Technical Products	54%	52%	45%
Total	100%	100%	100%

The following table presents our net sales by segment for the periods indicated:

	Years Ended December 31,
	2008	2007	2006
Fine Paper	$335.5	$366.5	$223.9
Technical Products	396.8	400.8	183.1
Intersegment sales	—	(0.3)	(2.0)
Consolidated	$732.3	$767.0	$405.0

Commentary:

Year 2008 versus 2007

	Change in Net Sales Compared to the Prior Year
		Change Due To
	Total Change	Volume	Average Net Price	Currency
Fine Paper	$(31.0)	$(31.6)	$0.6	$—
Technical Products	(4.0)	(40.9)	16.3	20.6
Intersegment sales	0.3	0.3	—	—
Consolidated	$(34.7)	$(72.2)	$16.9	$20.6

Consolidated net sales of $732.3 million in the year ended December 31, 2008 were $34.7 million lower than the prior year primarily due to lower volumes and a less favorable product mix in our fine paper business, partially offset by the realization of price increases and favorable currency translation effects due to the strengthening of the Euro versus the U.S. dollar. Consolidated net sales for the three months ended December 31, 2008 were $46.4 million unfavorable to the prior year period primarily due to steep declines in general economic conditions and market demand.

•                  Net sales in our fine paper business of $335.5 million decreased $31.0 million or 8 percent primarily due to a 9 percent decrease in shipments. The lower volume was primarily due to an unusually large market decline in 2008 for premium uncoated free sheet papers as a result of weaker economic conditions, partially offset by incremental sales related to the acquisition of Fox River in March 2007. The increase in average net price reflected increased selling prices for most products that were partially offset by a less favorable mix. The less favorable mix was primarily due to the dilutive nature of the relatively lower priced grades acquired with Fox River.

•                  Net sales in our technical products business of $396.8 million decreased $4.0 million or 1 percent, primarily due to lower volumes for certain products that were partially offset by favorable currency effects and higher net prices. Net prices increased approximately 4.1 percent on average due to a more favorable mix and higher selling prices. The mix reflected an increased proportion of sales of higher priced products such as filtration and abrasives.  Volumes declined primarily due to weaker economic conditions and lower export tape sales from Germany as a result of the strengthening of the Euro.

Year 2007 versus 2006

	Change in Net Sales Compared to the Prior Year
		Change Due To
	Total Change	Volume	Average Net Price
Fine Paper	$142.6	$160.7	$(18.1)
Technical Products	217.7	208.5	9.2
Intersegment sales	1.7	1.7	—
Consolidated	$362.0	$370.9	$(8.9)

Consolidated net sales of $767.0 million in the year ended December 31, 2007 were $362.0 million higher than the prior year primarily as a result of increased volume due to the acquisitions of Neenah Germany and Fox River. In addition, the current year benefited from the realization of price increases in our technical products business, partially offset by a less favorable product mix in our fine paper business.

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

The following table sets forth line items from our consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Year Ended December 31,
	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Cost of products sold	86.5	82.9	75.4
Gross profit	13.5	17.1	24.6
Selling, general and administrative expenses	10.3	10.3	13.4
Goodwill and other intangible asset impairment charge	7.4	—	—
Other income - net	(1.6)	(0.2)	(0.1)
Operating income (loss)	(2.6)	7.0	11.3
Interest expense-net	3.4	3.3	4.2
Income (loss) from continuing operations before income taxes	(6.0)	3.7	7.1
Provision (benefit) for income taxes	0.5	(0.5)	2.3
Income (loss) from continuing operations	(6.5)%	4.2%	4.8%

Analysis of Operating Income — Years Ended December 31, 2008, 2007 and 2006

The following table sets forth our operating income (loss) by segment for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Fine Paper	$34.0	$46.6	$56.2
Technical Products	(42.3)	24.7	9.2
Unallocated corporate costs	(11.0)	(17.4)	(19.7)
Consolidated	$(19.3)	$53.9	$45.7

Commentary:

Year 2008 versus 2007

	Change in Operating Income (Loss) Compared to the Prior Year
		Change Due To
	Total Change	Volume	Net Price (a)	Material Costs (b)	Currency	Other (c)
Fine Paper	$(12.6)	$(4.1)	$(0.7)	$(12.2)	$—	$4.4
Technical Products	(67.0)	(7.3)	8.1	(13.7)	1.9	(56.0)
Unallocated corporate costs	6.4	—	—	—	—	6.4
Consolidated	$(73.2)	$(11.4)	$7.4	$(25.9)	$1.9	$(45.2)

(a)          Includes price changes, net of changes in product mix.

(b)         Includes price changes for raw materials and energy.

(c)          Includes other materials, manufacturing labor, distribution, selling, general and administrative expenses and gains and losses on asset sales.

(d)         For the year ended December 31, 2008, results for the Technical Products segment include a non-cash pre-tax goodwill and other intangible asset impairment charge of $54.5 million.

For the year ended December 31, 2008, we incurred a consolidated operating loss of $19.3 million primarily due to a non-cash pre-tax goodwill and other intangible asset impairment charge of $54.5 million.  Excluding the asset impairment charge, consolidated operating income for the year ended December 31, 2008 decreased $18.7 million compared to 2007 primarily due to increased manufacturing input costs that exceeded selling price increases in both businesses, lower volumes and a less favorable mix of products in our fine paper business.  These unfavorable factors also more than offset benefits related to improved manufacturing operations, lower administrative costs, gains related to the sale of certain assets acquired in the acquisition of Fox River and gains on the settlement of certain employee benefit liabilities that we retained following the sale of Terrace Bay.  Consolidated operating income for the three months ended December 31, 2008 was $15.3 million unfavorable to the prior year period due to steep declines in general economic conditions and market demand that resulted in lower sales and downtime at our facilities to manage inventory levels.

•                  Operating income for our fine paper business of $34.0 million decreased $12.6 million primarily due to higher manufacturing input costs, principally for hardwood pulp and energy, a less favorable product mix due to the dilutive effect of selling relatively lower priced grades acquired in the Fox River acquisition and lower volumes. These unfavorable factors were only partially offset by gains on asset sales of approximately $6.8 million, higher selling prices, improved manufacturing efficiencies and incremental volume related to the acquisition of Fox River.

•                  Our technical products business incurred an operating loss of $42.3 million for the current year due to a non-cash pre-tax goodwill and other intangible asset impairment charge of $54.5 million.   Excluding the asset impairment charge, operating income for our technical products business of $12.2 million decreased $12.5 million from the prior year primarily due to higher manufacturing input costs and lower volume.  The increase in manufacturing costs primarily reflected higher input prices for energy, pulp and latex and increased costs in Germany following the start-up of new and rebuilt assets.  These unfavorable factors were partially offset by improved pricing and mix, improved manufacturing operations and the favorable translation impact from a stronger Euro relative to the U.S. dollar.

•                  Unallocated corporate expenses decreased $6.4 million primarily due to the favorable settlement of certain employee benefit liabilities that we retained following the sale of our Terrace Bay pulp mill and due to decreased spending for other corporate expenses.

Year 2007 versus 2006

	Change in Operating Income (Loss) Compared to the Prior Year
		Change Due To
	Total Change	Volume	Net Price (a)	Material Costs (b)	Other (c)
Fine Paper	$(9.6)	$55.7	$(45.0)	$(2.8)	$(17.5)
Technical Products	15.5	15.6	6.3	(2.8)	(3.6)
Unallocated corporate costs	2.3	—	—	—	2.3
Consolidated	$8.2	$71.3	$(38.7)	$(5.6)	$(18.8)

(a)          Includes price changes, net of changes in product mix.

(b)         Includes price changes for raw materials and energy.

(c)          Includes other materials, manufacturing labor, distribution, selling, general and administrative expenses and gains and losses on asset sales.

Consolidated operating income of $53.9 million for the year ended December 31, 2007 increased $8.2 million compared to 2006 primarily due to the added earnings of Neenah Germany and an improved sales mix in our technical products business. These factors were partially offset by increased manufacturing input costs. The benefit of increased volume in our fine paper business associated with the acquisition of Fox River was largely offset by a less favorable product mix, direct selling and administrative expenses of Fox River and costs related to the integration of Fox River.

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

•                  Unallocated corporate expenses decreased $2.3 million primarily due to currency translation gains on an intercompany loan partially offset by costs associated with an executive retirement.

Additional Statement of Operations Commentary:

•                  For the years ended December 31, 2008, 2007 and 2006, we incurred $25.0 million, $25.5 million and $19.4 million, respectively, of interest expense.  The decrease in interest expense for the current year was primarily due to lower average interest rates partially offset by higher average borrowings. The increase in net interest expense in 2007 versus the prior year was primarily due to an increase in average borrowings under our bank credit agreement to partially finance the acquisitions of Neenah Germany and Fox River.

•                  Our effective income tax (benefit) rate was 6.8 percent, (13.0) percent and 32.3 percent for the years ended December 31, 2008, 2007 and 2006, respectively.  Excluding the goodwill and other intangible asset impairment charge (which was not deductible for U.S. or German income taxes), our effective income tax rate for the year ended December 31, 2008 was 35.7 percent and primarily reflected the benefits of our corporate tax structure and the proportion of pre-tax income in jurisdictions with different marginal tax rates, partially offset by an increase in the limitation on available tax benefits acquired in the Fox River acquisition.  The decrease in our effective income tax rate between 2007 and 2006 was primarily due to the application of a new tax law in Germany to our existing deferred tax assets and liabilities. See “Executive Summary—Income Taxes.” See Note 7 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for a reconciliation of the annual effective tax rates.

Liquidity and Capital Resources

	Year Ended December 31,
	2008	2007	2006
Net cash flow provided by (used in):
Operating activities	$13.1	$69.5	$65.8
Investing activities
Capital expenditures	(30.0)	(58.3)	(25.1)
Other investing activities	(0.4)	(55.1)	(102.6)
Total	(30.4)	(113.4)	(127.7)

Financing activities	18.2	43.8	50.8

Operating Cash Flow Commentary

•                  Cash provided by operating activities of $13.1 million for the year ended December 31, 2008 was $56.4 million lower than cash provided by operating activities in the prior year. The unfavorable comparison to the prior year was primarily due to an increase in cash used by operating activities of our discontinued pulp operations of approximately $33.4 million, lower earnings (excluding the effects of non-cash items) and increased investments in working capital in the current year.

•                  Our investment in operating working capital at December 31, 2008 of $144.9 million was $24.6 million higher than the prior year.  The increase was primarily due to classifying the deferred tax consequences related to the Woodlands as current deferred income taxes to conform to the classification of the assets and liabilities of discontinued operations as current assets and liabilities. In general, such amounts were classified as noncurrent deferred income taxes as of December 31, 2007.  Our investment in operating working capital at December 31, 2007 of $120.3 million was $27.4 million higher than the prior year.  The increase was primarily due to working capital acquired in the Fox River acquisition and currency effects related to the strengthening of the Canadian dollar and the Euro relative to the U.S. dollar.

•                  Cash provided by operations of $69.5 million for the year ended December 31, 2007 increased $3.7 million from the prior year primarily due to higher earnings (excluding the effects of non-cash items), partially offset by the liquidation of Terrace Bay working capital in 2006. The improvement in earnings was primarily due to the added earnings of Neenah Germany, higher selling prices, particularly for softwood pulp and an improved sales mix in our technical products business.  Cash provided by working capital for the year ended December 31, 2006 of $39.8 million compares to no change in working capital in 2007. Cash used for working capital in 2007 was primarily the result of higher accounts receivable for Neenah Germany and our pulp business, partially offset by an increase in amounts payable for income taxes and interest and foreign currency effects.

Investing Commentary:

•                  For the year ended December 31, 2008, cash used in investing activities was $30.4 million, a decrease of $83.0 million versus the prior year period.  The decrease in cash used was primarily due to spending of $54.7 million for the acquisition of Fox River in 2007.  Capital spending for the year ended December 31, 2008 was $30.0 million compared to spending of $58.3 million in the comparable prior year period.  The reduction in capital spending is primarily due to expenditures in 2007 for major projects to increase capacity and improve efficiency at Neenah Germany and for capital projects in our pulp business.

•                  For the year ended December 31, 2008, cash used in investing activities includes payments by Neenah Canada of approximately $10.3 million to Northern Pulp in connection with the transfer of the Pictou Mill. In addition, we paid approximately $3.3 million in transaction costs.  Such payments were more than offset by proceeds of $13.8 million, primarily from the sale of surplus Fox river assets.

•                  We have aggregate planned capital expenditures for 2009 of less than $15 million.  These capital expenditures are not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

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

Financing Commentary:

•                  Our liquidity requirements are provided by cash generated from operations, short- and long-term borrowings and proceeds from asset sales. Availability under our bank revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of December 31, 2008, we had $101.1 million outstanding under our revolving credit facility, outstanding letters of credit of $1.6 million and $49.2 million of available credit.  We expect that JP Morgan Chase, N.A. and the other lenders listed in our credit agreement will continue to honor their commitment to provide funds in accordance with the terms of the credit agreement.

•                  In June 2008, we entered into the sixth amendment to the bank credit agreement in which the lenders consented to the sale of the Pictou Mill.

•                  In June 2008, we entered into the first amendment to a term loan agreement which reduced required amortization payments to $1.25 million per quarter.  All remaining amounts outstanding under the term loan are due and payable upon termination of the agreement in November 2010.

•                  During the year ended December 31, 2007, we amended our bank credit agreement to increase available borrowing capacity under our bank revolving credit facility from $165 to $210 million. Despite the increase in the total commitment, our ability to borrow under the bank revolving credit facility is limited to the lowest of (a) $210 million, (b) our borrowing base (as defined in the credit agreement), and (c) the applicable cap on the amount of “credit facilities” under the indenture for our senior notes.

•                  For the year ended December 31, 2008, additional net borrowings on our bank revolving credit facility were $34.9 million primarily to finance our increased investment in operating working capital, our purchase of common stock ($9.4 million) in connection with a reverse/forward split of common stock and our regular quarterly dividends ($6.0 million).

•                  For the year ended December 31, 2008, additional net borrowings on our German revolving line of credit were $15.1 million (€10.2 million).

•                  For the year ended December 31, 2008, we prepaid approximately $9.5 million in Term Loan borrowings with the proceeds from the sale of certain Fox River assets.

•                  For each of the years ended December 31, 2008, 2007 and 2006, we paid cash dividends of $0.40 per share or $6.0 million, $6.0 million and $5.9 million, respectively.

•                  We have required debt payments for the year ended December 31, 2009 are $24.1 million.  Such payments include required amortization payments on our Term Loan and German construction financing of approximately $5.0 million and $1.8 million, respectively, and $17.3 million on our German unsecured revolving line of credit which we expect to refinance in November 2009.

•                  We expect to make required pension contributions of approximately $11 million in calendar 2009 compared to contributions to pension trusts of $7.5 million in calendar 2008 which included contributions of approximately $2.6 million to the Nova Scotia Plan.

•                  We have approximately $11.2 million in refundable U.S. income taxes that are expected to be received in the next 12 months.  In addition, we do not expect to pay U.S. income taxes for the next three calendar years as a result of the utilization of net operating losses.

Management believes that our ability to generate cash from operations and our borrowing capacity are adequate to fund working capital, capital spending and other cash needs for the next 12 months. Our ability to generate adequate cash from operations beyond 2009 will depend on, among other things, our ability to successfully implement our business strategies, control costs in line with market conditions and manage the impact of changes in input prices and currencies. We can give no assurance we will be able to successfully implement these items.

Contractual Obligations

The following table presents the total contractual obligations for which cash flows are fixed or determinable as of December 31, 2008:

(In millions)	2009	2010	2011	2012	2013	Beyond 2013	Total
Minimum purchase commitments	$4.4	$0.6	$0.5	$0.3	$0.3	$—	$6.1
Long-term debt payments	24.1	105.0	1.7	1.8	1.7	230.3	364.6
Interest payments on long-term debt	22.1	20.4	17.0	16.9	16.8	16.2	109.4
Other postretirement benefit obligations	2.6	1.5	1.9	2.2	2.6	17.4	28.2
Operating leases	3.3	3.4	2.1	1.8	1.3	1.7	13.6
Open purchase orders	59.2	—	—	—	—	—	59.2
Contributions to pension trusts	10.7	—	—	—	—	—	10.7
Liability for uncertain tax positions	0.2	—	—	—	—	—	0.2
Total contractual obligations	$126.6	$130.9	$23.2	$23.0	$22.7	$265.6	$592.0

The minimum purchase commitments in 2009 are primarily for natural gas contracts. Although we are primarily liable for payments on the above operating leases and minimum purchase commitments, based on historic operating performance and forecasted future cash flows, we believe our exposure to losses, if any, under these arrangements is not material.

Interest payments on long-term debt includes interest on variable rate debt at December 31, 2008 weighted average interest rates.

The open purchase orders displayed in the table represent amounts we anticipate will become payable within the next 12 months for goods and services that we have negotiated for delivery.

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

Revenue Recognition

We recognize sales revenue when all of the following have occurred: (1) delivery has occurred, (2) persuasive evidence of an agreement exists, (3) pricing is fixed or determinable, and (4) collection is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependent on shipping terms. In general, our shipments are designated free on board shipping point and we recognize revenue at the time of shipment. Sales are reported net of allowable discounts and estimated returns. Reserves for cash discounts, trade allowances and sales returns are estimated using historical experience.

Inventories

We value U.S. inventories at the lower of cost, using the Last-In, First-Out (“LIFO”) method for financial reporting purposes, or market. German inventories are valued at the lower of cost, using either the First-In, First-Out (“FIFO”) or a weighted-average cost method, or market. The FIFO value of U.S. inventories valued on the LIFO method was $66.5 million and $45.2 million at December 31, 2008 and 2007, respectively and exceeded such LIFO value by $8.2 million and $9.6 million, respectively.  Cost includes labor, materials and production overhead.

As of December 31, 2008, we had no Canadian pulp inventories.  As of December 31, 2007, Canadian pulp inventories were $17.0 million and consisted of both roundwood (logs) and wood chips. These inventories were located both at the pulp mills and at various timberlands locations.

Income Taxes

As of December 31, 2008, we have recorded aggregate deferred income tax assets of $95.3 million related to temporary differences, and have established no valuation allowances against these deferred income tax assets. As of December 31, 2007, our aggregate deferred income tax assets were $57.3 million. In determining the need for valuation allowances, we consider many factors, including specific taxing jurisdictions, sources of taxable income, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance would be recognized if, based on the weight of available evidence, we conclude that it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. As of December 31, 2008, our liability for uncertain income taxes positions was $0.2 million.  In evaluating and estimating tax positions and tax benefits, we consider many factors which may result in periodic adjustments and which may not accurately anticipate actual outcomes.

Pension Benefits

Substantially all active employees of our U.S. paper operations participate in defined benefit pension plans and defined contribution retirement plans. In November 2004, we assumed responsibility for pension and postretirement benefit obligations for active employees of the Pulp and Paper business and former employees of the pulp business in Canada. In August 2006, Neenah Canada purchased annuity contracts to settle its obligations under the Ontario Plan for former employees of Terrace Bay. In July 2007, the Financial Services Commission of Ontario approved our request to settle our pension obligations for active employees and terminate the Ontario Plan. In December 2007, the Ontario Plan was terminated and all outstanding pension obligations were settled through the purchase of annuity contracts or lump-sum payments pursuant to participant elections. In conjunction with the sale of the Pictou Mill, Northern Pulp assumed responsibility for all pension and other postretirement benefit obligations for active and retired employees of the mill. The Company accounted for the transfer of these liabilities as a settlement of postretirement benefit obligations pursuant to Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” Substantially all of Neenah Germany’s employees participate in defined benefit plans designed to provide a monthly pension benefit upon retirement.

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

Consolidated pension expense for defined benefit pension plans was $7.8 million, $49.5 million and $35.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Pension expense for the year ended December 31, 2008, excludes a non-cash, pre-tax settlement loss of $53.7 million due to the reclassification of deferred pension and other postretirement benefit adjustments related to the transfer of the Nova Scotia Plan to Northern Pulp from accumulated other comprehensive income to loss from discontinued operations in the consolidated statement of operations.  Pension expense for the year ended December 31, 2007, includes $38.7 million for losses related to the settlement of pension obligations for active employees in the Ontario Plan. In addition, we recognized a reduction in pension expense of $1.2 million related to an amendment to the Fox River defined benefit pension plan to freeze the vested pension benefit for salaried employees born after December 31, 1957. Pension expense for the year ended December 31, 2006, includes $26.4 million for settlement and curtailment losses related to the settlement of pension obligations for current retirees in the Ontario Plan. Pension expense is calculated based upon a number of actuarial assumptions applied to each of the defined benefit plans.

The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense was 8.02 percent, 7.90 percent and 8.39 percent for the years ended December 31, 2008, 2007 and 2006, respectively. The expected long-term rate of return on pension fund assets held by our pension trusts was determined based on several factors, including input from pension investment consultants and projected long-term returns of broad equity and bond indices. We also considered the plans’ historical 10-year and 15-year compounded annual returns. We anticipate that on average the investment managers for both our U.S. and Canadian plans will generate annual long-term rates of return of at least 8.0 percent. Our expected long-term rate of return on the assets in the plans is based on an asset allocation assumption of about 60 percent with equity managers, with expected long-term rates of return of approximately 10 percent, and 40 percent with fixed income managers, with an expected long-term rate of return of about 6 percent. The actual asset allocation is regularly reviewed and periodically rebalanced to the targeted allocation when considered appropriate. We evaluate our investment strategy and long-term rate of return on pension asset assumptions at least annually.

Pension expense is estimated based on the fair value of assets rather than a market-related value that averages gains and losses over a period of years. Investment gains or losses represent the difference between the expected return calculated using the fair value of the assets and the actual return based on the fair value of assets. The variance between the actual and the expected gains and losses on pension assets is recognized in pension expense more rapidly than it would be if a market-related value for plan assets was used. As of December 31, 2008, our pension plans had cumulative unrecognized investment losses and other actuarial losses of approximately $30.5 million. These unrecognized net losses may increase our future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate our pension obligations or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the “corridor” determined under SFAS 87, Employers’ Accounting for Pensions.

The discount (or settlement) rate that is utilized for determining the present value of future pension obligations in the U.S. is generally based on the yield for a theoretical basket of AA-rated corporate bonds currently available in the market place, whose duration matches the timing of expected pension benefit payments. The discount (or settlement) rate that is utilized for determining the present value of future pension obligations in Canada is generally based on the Government of Canada long bond rate plus the spread for a long-term AA-rated bond index over the yield on 30-year U.S. Treasury bonds converted to an equivalent one year compound basis.  The weighted average discount rate utilized to determine the present value of future pension obligations at December 31, 2008 and 2007 was 6.80 percent and 6.10 percent, respectively.

Our consolidated pension expense in 2009 is based on the expected weighted-average long-term rate of return on assets and the weighted-average discount rate described above and various other assumptions. Pension expense beyond 2009 will depend on future investment performance, our contributions to the pension trusts, changes in discount rates and various other factors related to the covered employees in the plans.  As of December 31, 2008, our actuarially determined pension expense for the year ended December 31, 2009, will be approximately $7.9 million.

The fair value of the assets in our defined benefit plans at December 31, 2008 of approximately $143 million decreased approximately $201 million from the fair value of about $344 million at December 31, 2007, due to the transfer of assets of $160.6 million to Northern Pulp in connection with the sale of the Pictou Mill.  Pension plan assets also decreased due to investment losses, benefit payments and currency effects.  At December 31, 2008, the projected benefit obligations of the defined benefit plans exceeded the fair value of plan assets by approximately $71 million which was approximately $7 million larger than the $64 million deficit at December 31, 2007. The accumulated benefit obligation exceeded the fair value of plan assets by approximately $52.8 million and $24.7 million at December 31, 2008 and 2007, respectively. Contributions to pension trusts for the year ended December 31, 2008 were $7.5 million compared with $8.4 million for the year ended December 31, 2007. In addition, we made direct benefit payments for unfunded supplemental retirement benefits of approximately $2.5 million and $1.8 million for the years ended December 31, 2008 and 2007, respectively.

Impairment of Long-Lived Assets

Property, Plant and Equipment

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

Goodwill and Other Intangible Assets with Indefinite Lives

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

Under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is subject to impairment testing at least annually. A fair-value-based test is applied at the reporting unit level, which is generally one level below the segment level. The test compares the fair value of an entity’s reporting units to the carrying value of those reporting units. This test requires various judgments and estimates. We determine the fair value of the reporting unit using a market approach in combination with a probability-weighted discounted operating cash flow approach for a number of scenarios representing differing operating and economic assumptions. We will record an adjustment to goodwill for any goodwill that is determined to be impaired.

Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized assets and liabilities of the reporting unit. We test goodwill for impairment at least annually on November 30 in conjunction with preparation of our annual business plan, or more frequently if events or circumstances indicate it might be impaired.

Certain trade names are estimated to have indefinite useful lives and as such are not amortized.  Intangible assets with indefinite lives are annually reviewed for impairment in accordance with SFAS 142.

Other Intangible Assets with Finite Lives

Acquired intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144. Intangible assets consist primarily of customer relationships, trade names and acquired intellectual property. Such intangible assets are amortized using the straight-line method over estimated useful lives of between 10 and 15 years.

Impairment of Goodwill and Other Intangible Assets

Our annual test of goodwill for impairment at November 30, 2008, indicated that the carrying value of the Neenah Germany reporting unit exceeded its estimated fair value.  We estimated fair value using a market approach in combination with a probability-weighted discounted operating cash flow approach for a number of scenarios representing differing operating and economic assumptions.  Significant assumptions used in developing the discounted operating cash flow approach were revenue growth rates and pricing, costs for manufacturing inputs, levels of capital investment and estimated cost of capital for high, medium and low growth environments. We measured the estimated fair value of goodwill as the excess of the carrying amount of the Neenah Germany reporting unit over the fair values of recognized assets and liabilities of the reporting unit.  We recorded an impairment adjustment to goodwill for the excess of the carrying value of goodwill assigned to the reporting unit over the estimated fair value of goodwill.  For the year ended December 31, 2008, we recognized a non-cash pre-tax loss of $52.7 million for the impairment of goodwill assigned to the Neenah Germany reporting unit.  We did not recognize a tax benefit related to the non tax deductible loss. As of December 31, 2007, the carrying amount of goodwill assigned to the Neenah Germany reporting unit was considered recoverable.

The impairment loss was primarily due to a substantial increase in the estimated cost of capital we used to calculate the present value of Neenah Germany’s estimated future cash flows which resulted in a substantially lower estimated fair value. The higher estimated cost of capital reflected current market/financial conditions at the time the annual impairment test was performed which indicated higher risk premiums for debt and equity.  As of December 31, 2008, a one percentage point increase in the estimate for our cost of capital used in the impairment test would result in an approximately $15 million change in the estimated fair value of the Neenah Germany reporting unit and a corresponding reduction in the implied value of goodwill.

During our annual test of other intangible assets for impairment, we determined that certain trade names and customer based intangible assets were also impaired at December 31, 2008.  For the year ended December 31, 2008, we recognized a non-cash pre-tax charge of approximately $1.8 million for the impairment of such assets.

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

Foreign Currency Risk

Our reported operating results are affected by changes in the exchange rates of the Euro relative to the U.S. dollar. For the year ended December 31, 2008, a hypothetical 10 percent decrease in the exchange rates of the Euro relative to the U.S dollar would have decreased our income before income taxes by approximately $0.6 million.  Our exposure to such exchange risk on reported operating results is not hedged.

Currency transactional exposures are sensitive to changes in the exchange rate of the U.S. dollar against the Euro. We performed a sensitivity test to quantify the effects that possible changes in the exchange rate of the U.S. dollar would have on our pre-tax income based on the transactional exposure at December 31, 2008. The effect is calculated by multiplying our net monetary asset or liability position by a 10 percent change in the exchange rate of the Euro versus the U.S. dollar. The results of this sensitivity test are as follows.  As of December 31, 2008, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the Euro involving balance sheet transactional exposures would have resulted in net pre-tax losses of approximately $4 million.

Finally, the translation of the balance sheets of our German operations from Euros into U.S. dollars also is sensitive to changes in the exchange rate of the U.S. dollar against the Euro. Consequently, we performed a sensitivity test to determine if changes in the exchange rate would have a significant effect on the translation of the balance sheets of our German operations into U.S. dollars. These translation gains or losses are recorded as unrealized translation adjustments (“UTA”, a component of comprehensive income) within stockholders’ equity. The hypothetical change in UTA is calculated by multiplying the net assets of our German operations by a 10 percent change in the U.S.$/Euro exchange rates. As of December 31, 2008, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the Euro would have decreased our stockholders’ equity by approximately $26 million. The hypothetical increase in UTA is based on the difference between the December 31, 2008 exchange rate and the assumed exchange rate.

Prior to the sale of the Pictou Mill, our results of operations and cash flows were affected by changes in the Canadian dollar exchange rate relative to the U.S. dollar.  From time-to-time, we used hedging arrangements to reduce our exposure to Canadian dollar exchange rate fluctuations. At December 31, 2008, we had no foreign currency contracts outstanding.  Following the sale of the Pictou Mill, the risk that our results of operations and cash flows will be affected by changes in the Canadian dollar exchange rate relative to the U.S. dollar has been substantially reduced. At December 31, 2007 we had foreign currency contracts outstanding in a notional amount of $3.4 million Canadian dollars. The fair value of the contracts was a current asset of $0.5 million U.S. dollars.

Commodity Risk

Pulp

We purchase the wood pulp used to produce our products on the open market, and, as a result, the price and other terms of those purchases are subject to change based on factors such as worldwide supply and demand and government regulation. We do not have significant influence over the price paid for our wood pulp purchases. Therefore, an increase in wood pulp prices could occur at the same time that prices for our products are decreasing and have an adverse effect on our results of operations, financial position and cash flows.

Based on 2008 pulp purchases, a 10 percent increase in the average market price for pulp (approximately $80 per ton) would have increased our annual costs for pulp purchases by approximately $19 million.

Prior to the sale of the Pictou Mill, our results of operations, cash flows and financial position were sensitive to the selling prices of wood pulp. From time-to-time, we used hedging arrangements to reduce our exposure to pulp price fluctuations. At December 31, 2008 and 2007, we had no outstanding pulp future contracts.

Other Manufacturing Inputs

We purchase a substantial portion of the other manufacturing inputs necessary to produce our products on the open market, and, as a result, the price and other terms of those purchases are subject to change based on factors such as worldwide supply and demand and government regulation. We do not have significant influence over our costs for such manufacturing inputs. Therefore, an increase in other manufacturing inputs could occur at the same time that prices for our products are decreasing and have an adverse effect on our results of operations, financial position and cash flows.

While we believe that alternative sources of critical supplies would be available, an interruption in supply of single source specialty grade latex or specialty softwood pulp to our technical products business could disrupt and eventually cause a shutdown of production of certain technical products.

We generate substantially all of the electrical energy used by our Munising mill and approximately 20 percent of the electrical energy at our Bruckmühl and Appleton mills. Availability of energy is not expected to be a problem in the foreseeable future, but the purchase price of such energy can and likely will fluctuate significantly based on fluctuations in demand and other factors. There is no assurance that that we will be able to obtain electricity or natural gas purchases on favorable terms in the future.

Interest Rate Risk

We are exposed to interest rate risk on our fixed rate long-term debt and our variable rate bank debt.  At December 31, 2008, we had $237.2 million of long-term fixed rate debt outstanding and $103.3 million of long-term variable rate borrowings outstanding. We are exposed to fluctuations in the fair value of our fixed rate long-term debt resulting from changes in market interest rates, but not to fluctuations in our earnings or cash flows. At December 31, 2008, the fair market value of our fixed rate long-term debt was $138.1 million based upon the quoted market price of the senior notes or rates currently available to us for debt of the same remaining maturities. A 100 basis point increase in interest rates would increase our annual interest expense on outstanding variable rate borrowings by approximately $1.0 million.

We could in the future, reduce our exposure to interest rate fluctuations on our variable rate debt by entering into interest rate hedging arrangements, although those arrangements could result in us incurring higher costs than we would incur without the arrangements.

Environmental Regulation

Our manufacturing operations are subject to extensive regulation primarily by U.S., Canada, Germany and other international authorities. We have made significant capital expenditures to comply with environmental laws, rules and regulations. Due to changes in environmental laws and regulations, the application of such regulations and changes in environmental control technology, we are not able to predict with certainty the amount of future capital spending to be incurred for environmental purposes. Taking these uncertainties into account, we have planned capital expenditures for environmental projects during the period 2009 through 2011 of approximately $1 million to $2 million annually.

We believe these risks can be managed and will not have a material adverse effect on our business or our consolidated financial position, results of operations or cash flows.

Item 8.                          Financial Statements and Supplementary Data

The information required in Item 8 is contained in and incorporated herein by reference from pages F-1 through F-58 of this Annual Report on Form 10-K.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s businesses.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based upon its assessment, management believes that as of December 31, 2008, the Company’s internal controls over financial reporting were not effective. As a result of identifying the material weakness described below, the Company performed additional analysis and other post-closing procedures to ensure its consolidated financial statements are prepared in accordance with generally accepted accounting principles.

A material weakness is a significant control deficiency, or a combination of significant control deficiencies, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Controls Over Income Tax Accounting: As discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, as of December 31, 2007 the Company did not maintain effective controls over the determination and reporting of the provision for income taxes and related income tax balances. We believe significant progress has been made towards improving the level of skills and resources and internal control procedures for preparing, analyzing, reconciling, and reviewing our income tax provision and income tax balance sheet accounts. This includes (i) hiring an income tax service provider during 2008 to prepare the income tax provision and related income tax balance sheet accounts; and (ii) utilizing a standard spreadsheet template provided by our service provider to summarize the components of our income tax provision.  However, at December 31, 2008, there were certain auditor identified misstatements in the Company’s December 31, 2008 deferred tax balances.  These misstatements were the result of a failure in the operating effectiveness of the Company’s underlying control activities related to the preparation and review of the provision for income taxes and related income tax balances.

Despite these control deficiencies, management believes that the consolidated financial statements are fairly stated in all material respects as of and for the year ended December 31, 2008. However, until such control deficiency is remediated, it is reasonably possible that these control deficiencies could result in a material misstatement of the provision for income taxes and related income tax balances in the Company’s annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. Therefore, management has concluded that, as of December 31, 2008, there is a material weakness in internal control over financial reporting as it relates to accounting for income taxes that resulted from a deficiency in the operation of internal control.

The effectiveness of internal control over financial reporting as of December 31, 2008, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Deloitte & Touche’s attestation report on the Company’s internal control over financial reporting is included herein. See “Item 15 — Exhibits and Financial Statement Schedules.”

Neenah Paper, Inc

March 12, 2009

Changes in Internal Control Over Financial Reporting

Other than as described above, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                 Other Information

None.

PART III

Item 10.                   Directors and Executive Officers of the Registrant

Information relating to nominees for director of Neenah and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the captions “Proposal 1—Election of Directors,” “Meetings and Committees of the Board of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2009. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2008. Information relating to the executive officers of Neenah, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, is set forth at Part I, Item 4A of this report under the caption “Executive Officers of the Registrant.” Such information is incorporated herein by reference.

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

PART IV

Item 15.                   Exhibits and Financial Statement Schedule

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

10.19

Sixth Amendment, dated as of May 15, 2008 to the Credit Agreement dated as of November 30, 2004, by and among Neenah Paper, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed as Exhibit 10.1 to the Neenah Paper, Inc. Quarterly Report on Form 10-Q for the three months ended June 30, 200, filed August 11, 2008 and incorporated herein by reference).

10.20*

Neenah Paper, Inc. 2004 Omnibus Stock and Incentive Compensation Plan (filed as Exhibit 10.12 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2004, filed March 31, 2005 and incorporated herein by reference).

10.21*

Neenah Paper Deferred Compensation Plan approved on December 11, 2006 (filed as Exhibit 10.1 to the Neenah Paper, Inc. Current Report on Form 8-K filed December 15, 2006 and incorporated herein by reference).

10.22*

Neenah Paper Directors’ Deferred Compensation Plan approved on December 11, 2006. (filed as Exhibit 99.1 to the Neenah Paper, Inc. Registration Statement on Form S-8 filed December 21, 2006 and incorporated herein by reference).

10.23

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

10.27

Assignment and Assumption of Timberland Purchase and Sale Agreement, dated as of June 29, 2006, by and among Neenah Paper Company of Canada, Wagner Forest Management, LTD. and Atlantic Star Forestry LTD. (filed as Exhibit 10.6 to the Neenah Paper, Inc. Quarterly Report on Form 10-Q for the three months ended June 30, 2006, filed August 9, 2006 and incorporated herein by reference).

10.28

Amended and Restated Share Purchase Agreement dated as of June 24, 2008, by and among Neenah Paper Company of Canada, NPCC Holding Company, LLC, Neenah Paper, Inc., Azure Mountain Capital Holdings LP, Northern Pulp NS LP, and Azure Mountain Capital Financial LP (filed as Exhibit 10.2 to the Neenah Paper, Inc. Quarterly Report on Form 10-Q for the three months ended June 30, 200, filed August 11, 2008 and incorporated herein by reference).

10.29

Asset Purchase Agreement dated as of June 24, 2008, by and between Neenah Paper Company of Canada and Azure Mountain Financial Corporation (filed as Exhibit 10.3 to the Neenah Paper, Inc. Quarterly Report on Form 10-Q for the three months ended June 30, 200, filed August 11, 2008 and incorporated herein by reference).

10.30

Asset Purchase Agreement dated as of June 24, 2008, by and between Neenah Paper Company of Canada and Northern Pulp Nova Scotia Corporation (filed as Exhibit 10.4 to the Neenah Paper, Inc. Quarterly Report on Form 10-Q for the three months ended June 30, 200, filed August 11, 2008 and incorporated herein by reference).

10.31

Stumpage Agreement, dated as of June 24, 2008, by and between Neenah Paper Company of Canada, and Northern Pulp Nova Scotia Corporation (filed as Exhibit 10.5 to the Neenah Paper, Inc. Quarterly Report on Form 10-Q for the three months ended June 30, 200, filed August 11, 2008 and incorporated herein by reference).

10.32

Subscription Agreement, dated as of June 24, 2008, by and between Neenah Paper Company of Canada, and Azure Mountain Capital Financial Corporation (filed as Exhibit 10.6 to the Neenah Paper, Inc. Quarterly Report on Form 10-Q for the three months ended June 30, 200, filed August 11, 2008 and incorporated herein by reference).

10.33

Consent and Guarantee Agreement Concerning Amended and Restated Pulp Supply Agreement, dated as of June 19, 2008, by and between Neenah Paper, Inc. and Kimberly-Clark Global Sales, LLC (filed as Exhibit 10.7 to the Neenah Paper, Inc. Quarterly Report on Form 10-Q for the three months ended June 30, 200, filed August 11, 2008 and incorporated herein by reference).

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

NEENAH PAPER, INC.

By:	/s/ SEAN T. ERWIN
	Name:	Sean T. Erwin
	Title:	Chairman of the Board, President and Chief Executive Officer (in his capacity as a duly authorized officer of the Registrant and in his capacity as Chief Executive Officer)
	Date:	March 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ SEAN T. ERWIN	Chairman of the Board, President and
Sean T. Erwin	Chief Executive Officer	March 12, 2009

/s/ BONNIE C. LIND	Senior Vice President, Chief Financial
Bonnie C. Lind	Officer and Treasurer (Principal Financial Officer)	March 12, 2009

/s/ LARRY N. BROWNLEE	Vice President — Controller (Principal
Larry N. Brownlee	Accounting Officer)	March 12, 2009

/s/ EDWARD GRZEDZINSKI*	Director	March 12, 2009
Edward Grzedzinski

/s/ MARY ANN LEEPER*	Director	March 12, 2009
Mary Ann Leeper

/s/ TIMOTHY S. LUCAS	Director	March 12, 2009
Timothy S. Lucas

/s/ JOHN F. MCGOVERN*	Director	March 12, 2009
John F. McGovern

/s/ PHILIP C. MOORE*	Director	March 12, 2009
Philip C. Moore

/s/ STEPHEN M. WOOD	Director	March 12, 2009
Stephen M. Wood

*By:	/s/ STEVEN S. HEINRICHS
Steven S. Heinrichs
Senior Vice President, General Counsel and Secretary Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
Neenah Paper, Inc.
Alpharetta, Georgia

We have audited the internal control over financial reporting of Neenah Paper, Inc. and subsidiaries’ (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

The following material weakness has been identified and included in management’s assessment: The Company did not maintain effective controls over the determination and reporting of the provision for income taxes and related income tax balances. Significant progress has been made towards improving the level of skills and resources and internal control procedures for preparing, analyzing, reconciling, and reviewing the Company’s income tax provision and income tax balance sheet accounts. This includes (i) hiring an income tax service provider during 2008 to prepare the income tax provision and related income tax balance sheet accounts; and (ii) utilizing a standard spreadsheet template provided by our service provider to summarize the components of our income tax provision.  However, at December 31, 2008, there were certain auditor identified misstatements identified in the Company’s December 31, 2008 deferred tax balances.  These misstatements were the result of a failure in the operating effectiveness of the Company’s underlying control activities related to the preparation and review of the provision for income taxes and related income tax balances.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 12, 2009, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph related to the adoption of the provisions of  Financial Accounting Standards Board Interpretation No. 48,  Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109, on January 1, 2007.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

March 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Neenah Paper, Inc.
Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of Neenah Paper, Inc and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Neenah Paper, Inc and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 6, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109”, on January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an adverse opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 12, 2009

NEENAH PAPER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

	Year Ended December 31,
	2008	2007	2006
Net sales	$732.3	$767.0	$405.0
Cost of products sold	633.2	635.5	305.4
Gross profit	99.1	131.5	99.6
Selling, general and administrative expenses	75.2	79.3	54.4
Goodwill and other intangible asset impairment charge (Note 4)	54.5	—	—
Other income - net	(11.3)	(1.7)	(0.5)
Operating income (loss)	(19.3)	53.9	45.7
Interest expense	25.0	25.5	19.4
Interest income	—	(0.1)	(2.5)
Income (loss) from continuing operations before income taxes	(44.3)	28.5	28.8
Provision (benefit) for income taxes	3.0	(3.7)	9.4
Income (loss) from continuing operations	(47.3)	32.2	19.4
Income (loss) from discontinued operations, net of taxes (Note 5)	(111.2)	(22.0)	43.1
Net income (loss)	$(158.5)	$10.2	$62.5

Earnings (Loss) Per Common Share
Basic
Continuing operations	$(3.23)	$2.17	$1.31
Discontinued operations	(7.59)	(1.48)	2.93
	$(10.82)	$0.69	$4.24
Diluted
Continuing operations	$(3.23)	$2.13	$1.31
Discontinued operations	(7.59)	(1.46)	2.90
	$(10.82)	$0.67	$4.21

Weighted Average Common Shares Outstanding (in thousands)
Basic	14,642	14,874	14,757
Diluted	14,642	15,141	14,847

See Notes to Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$3.3	$2.4
Accounts receivable, net	63.2	145.4
Inventories	88.6	110.6
Income taxes receivable	11.2	0.6
Deferred income taxes	53.3	1.9
Prepaid and other current assets	19.0	29.3
Assets held for sale — discontinued operations (Note 5)	3.3	—
Total Current Assets	241.9	290.2
Property, Plant and Equipment — net	316.2	432.3
Deferred Income Taxes	42.0	55.4
Goodwill (Note 4)	43.8	106.6
Intangible assets — net (Note 4)	28.7	33.6
Other Assets	12.0	14.7
TOTAL ASSETS	$684.6	$932.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$24.1	$10.9
Accounts payable	40.6	86.9
Accrued expenses	32.3	72.1
Total Current Liabilities	97.0	169.9
Long-term Debt	340.5	321.2
Deferred Income Taxes	25.4	30.4
Noncurrent Employee Benefits and Other Obligations	111.3	123.3
TOTAL LIABILITIES	574.2	644.8
Commitments and Contingencies (Notes 11 and 12)
Stockholders’ Equity
Common stock, par value $0.01 — authorized: 100,000,000 shares; issued and outstanding: 15,054,852 shares and 14,968,650 shares	0.1	0.1
Treasury stock, at cost: 405,744 shares and 13,544 shares	(10.1)	(0.4)
Additional paid-in capital	238.7	235.3
Accumulated deficit	(210.0)	(45.5)
Accumulated other comprehensive income	91.7	98.5
Total Stockholders’ Equity	110.4	288.0
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$684.6	$932.8

See Notes to Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, shares in thousands)

						Accumulated	Unearned
				Additional		Other	Compensation
	Common Stock		Treasury	Paid-In	Accumulated	Comprehensive	On Restricted	Comprehensive
	Shares	Amount	Stock	Capital	Deficit	Income	Stock	Income/(Loss)
Balance, December 31, 2005	14,766	$0.1	$—	$219.4	$(106.3)	$53.9	$(1.8)
Net income					62.5			$62.5
Other comprehensive income (loss)
Unrealized foreign currency translation						12.8		12.8
Minimum pension liability						2.9		2.9
Loss on cash flow hedges						(4.3)		(4.3)
Dividends declared					(5.9)			$73.9
Transfer of unearned compensation to additional paid-in-capital				(1.8)			1.8
Adjustment to initially adopt SFAS 158						(55.4)
Stock options exercised	43			1.3
Restricted stock vesting (Note 10)	3		(0.1)
Stock-based compensation				5.8
Balance, December 31, 2006	14,812	0.1	(0.1)	224.7	(49.7)	9.9	—
Net income					10.2			$10.2
Other comprehensive income (loss)
Unrealized foreign currency translation						58.0		58.0
Adjustment to pension and other benefit liabilities						30.7		30.7
Loss on cash flow hedges						(0.1)		(0.1)
Dividends declared					(6.0)			$98.8
Excess tax benefits from stock-based compensation				0.5
Stock options exercised	124			3.7
Restricted stock vesting (Note 10)	33		(0.3)
Stock-based compensation				6.4
Balance, December 31, 2007	14,969	0.1	(0.4)	235.3	(45.5)	98.5	—
Net loss					(158.5)			$(158.5)
Other comprehensive income (loss)
Unrealized foreign currency translation						(22.8)		(22.8)
Adjustment to pension and other benefit liabilities						16.3		16.3
Loss on cash flow hedges						(0.3)		(0.3)
Dividends declared					(6.0)			$(165.3)
Excess tax benefits from stock-based compensation				(0.6)
Share purchases			(9.4)
Restricted stock vesting (Note 10)	86		(0.3)
Stock-based compensation				4.0
Balance, December 31, 2008	15,055	$0.1	$(10.1)	$238.7	$(210.0)	$91.7	$—

See Notes to Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$(158.5)	$10.2	$62.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38.6	45.3	30.2
Stock-based compensation	4.0	6.4	5.8
Deferred income tax provision (benefit)	(55.7)	(26.8)	30.0
Goodwill and other intangible asset impairment charge (Note 4)	54.5	—	—
Asset impairment loss (Note 5)	91.2	—	—
Loss on disposal - transfer of the Pictou Mill (Note 5)	29.4	—	—
Amortization of deferred revenue - transfer of the Pictou Mill	(2.8)	—	—
Loss on disposal - transfer of the Pictou Mill postretirement benefit plans (Note 5)	53.7	—	—
Loss on disposal of Terrace Bay (Note 5)	—	—	6.5
Gain on curtailment of post employment benefit plan	(4.3)	—	—
Gain on sale of woodlands (Note 5)	—	(6.2)	(125.5)
(Gain) loss on other asset dispositions	(6.3)	(0.8)	0.8
Net cash provided by (used in) changes in operating working capital, net of effects of acquisitions (Note 15)	(21.5)	—	39.8
Pension and other postretirement benefits	(7.6)	4.1	0.3
Loss on curtailment and settlement of pension plan (Note 5)	—	38.7	26.4
Contribution to settle pension liabilities (Note 5)	—	—	(10.8)
Other	(1.6)	(1.4)	(0.2)
NET CASH PROVIDED BY OPERATING ACTIVITIES	13.1	69.5	65.8
INVESTING ACTIVITIES
Capital expenditures	(30.0)	(58.3)	(25.1)
Acquisition of Fox River, net of cash acquired (Note 4)	—	(54.7)	—
Acquisition of Neenah Germany, net of cash acquired (Note 4)	—	(1.5)	(218.6)
Payments in conjunction with the transfer of the Pictou Mill	(13.6)	—	—
Payment for transfer of Terrace Bay	—	—	(18.6)
Proceeds from asset sales	13.8	—	—
Net proceeds from sale of woodlands (Note 5)	—	—	134.8
Other	(0.6)	1.1	(0.2)
NET CASH USED IN INVESTING ACTIVITIES	(30.4)	(113.4)	(127.7)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	53.7	77.0	83.6
Repayments of long-term debt	(34.6)	(34.1)	(28.2)
Short-term borrowings	18.7	8.0	0.6
Repayments of short-term borrowings	(3.3)	(5.0)	(0.6)
Cash dividends paid	(6.0)	(6.0)	(5.9)
Shares purchases (Note 10)	(9.4)	—	—
Proceeds from exercise of stock options	—	3.7	1.3
Other	(0.9)	0.2	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	18.2	43.8	50.8
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	0.9	0.1
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	0.9	0.8	(11.0)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2.4	1.6	12.6
CASH AND CASH EQUIVALENTS, END OF YEAR	$3.3	$2.4	$1.6

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

In June 2006, the Company’s wholly owned subsidiary, Neenah Paper Company of Canada (“Neenah Canada”) sold approximately 500,000 acres of woodlands in Nova Scotia. The woodlands sale agreement included a fiber supply agreement to secure a source of fiber for Neenah Canada’s Pictou pulp mill. See Note 5, “Discontinued Operations — Sale of Woodlands in 2006.”

In August 2006, Neenah Canada transferred the Terrace Bay, Ontario pulp mill and related woodlands operations (“Terrace Bay”) to certain affiliates of Buchanan Forest Products Ltd. (“Buchanan”). Buchanan acquired substantially all of the assets of Terrace Bay and assumed responsibility for substantially all of the liabilities related to its future operation.  The results of operations of Terrace Bay are reported as discontinued operations on the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006.  See Note 5, “Discontinued Operations — Transfer of Terrace Bay Mill.”

In October 2006, the Company purchased the stock of FiberMark Services GmbH & Co. KG and the stock of FiberMark Beteiligungs GmbH (collectively, “Neenah Germany”) from FiberMark, Inc. (“FiberMark”) and FiberMark International Holdings LLC. The Neenah Germany assets consist of two mills located near Munich, Germany and a third mill near Frankfurt, Germany, that produce a wide range of products, including transportation and other filter media, nonwoven wall coverings, masking and other tapes, abrasive backings, and specialized printing and coating substrates. The results of Neenah Germany are being reported as part of the Company’s Technical Products segment and have been included in the Company’s consolidated financial results since the acquisition date. See Note 4, “Acquisitions — Neenah Germany.”

In March 2007, the Company acquired the stock of Fox Valley Corporation and its subsidiary, Fox River Paper Company, LLC (collectively, “Fox River”). The Company financed the acquisition through a combination of cash and debt drawn against its existing revolving credit facility. At the time of the acquisition, the Fox River assets consisted of four U.S. paper mills and various related assets. The results of Fox River are being reported as part of the Company’s Fine Paper segment and have been included in the Company’s consolidated financial results since the acquisition date. See Note 4, “Acquisitions — Fox River,” for a summary of the allocation of the purchase price to the fair value of assets acquired and liabilities assumed, and a description of certain post-acquisition restructuring activities.

In February 2008, the Company committed to a plan to sell its pulp mill in Pictou, Nova Scotia (the “Pictou Mill”) and approximately 500,000 acres of woodland assets in Nova Scotia (the “Woodlands”). In June 2008, Neenah Canada sold the Pictou Mill to Northern Pulp Nova Scotia Corporation (“Northern Pulp”), a new operating company jointly owned by Atlas Holdings LLC and Blue Wolf Capital Management LLC.  Pursuant to the terms of the transaction, Northern Pulp assumed all of the assets and liabilities associated with the Pictou Mill, as well as existing customer contracts, supply agreements, labor agreements and pension obligations. The sale did not include the Woodlands.

Management believes it is probable that the sale of the Woodlands will be completed within 12 months.  As of December 31, 2008, the assets and liabilities of the Woodlands are reported as assets held for sale—discontinued operations on the consolidated balance sheet.  For the three year ended December 31, 2008, the results of operations of the Pictou Mill and the Woodlands and the loss on disposal of the Pictou Mill are reported as discontinued operations in the consolidated statements of operations. The consolidated results of operations for all prior years have been restated to reflect the results of operations of the Pictou Mill and the Woodlands as discontinued operations.  See Note 5, “Discontinued Operations — Sale of the Pictou Mill and the Woodlands.”

Basis of Presentation

The consolidated financial statements include the financial statements of the Company and its wholly owned and majority owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Significant management judgment is required in determining the accounting for, among other things, pension and postretirement benefits, retained insurable risks, allowances for doubtful accounts and reserves for sales returns and cash discounts, purchase price allocations, useful lives for depreciation, depletion and amortization, future cash flows associated with impairment testing for tangible and intangible long-lived assets, income taxes, contingencies, inventory obsolescence and market reserves, valuation of stock-based compensation and derivative instruments.

Revenue Recognition

The Company recognizes sales revenue when all of the following have occurred: (1) delivery has occurred, (2) persuasive evidence of an agreement exists, (3) pricing is fixed or determinable, and (4) collection is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependent on shipping terms. In general, the Company’s shipments are designated free on board shipping point and revenue is recognized at the time of shipment. Sales are reported net of allowable discounts and estimated returns. Reserves for cash discounts, trade allowances and sales returns are estimated using historical experience.

Earnings per Share (“EPS”)

Basic EPS are computed by dividing net income (loss) by the number of weighted average shares of common stock outstanding. Diluted earnings (loss) per share are calculated to give effect to all potentially dilutive common shares applying the “Treasury Stock” method. Outstanding stock options, restricted shares, restricted stock units and restricted stock units with performance conditions represent the only potentially dilutive effects on the Company’s weighted-average shares. For the years ended December 31, 2008, 2007 and 2006, approximately 1,510,000, 335,000 and 1,095,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares because their inclusion would be antidilutive. In addition, as a result of the loss from continuing operations for the year ended December 31, 2008, approximately 130,000 incremental shares resulting from the assumed vesting of restricted stock and restricted stock units were excluded from the diluted earnings per share calculation, as the effect would have been anti-dilutive.

The following table presents the computation of basic and diluted shares of common stock used in the calculation of EPS (amounts in thousands):

	Year Ended December 31,
	2008	2007	2006
Basic shares outstanding	14,642	14,874	14,757
Add: Assumed incremental shares under stock compensation plans	—	267	90

Assuming dilution	14,642	15,141	14,847

Financial Instruments

Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions.

Inventories

U.S. inventories are valued at the lower of cost, using the Last-In, First-Out (LIFO) method for financial reporting purposes, or market. Canadian and German inventories are valued at the lower of cost, using either the First-In, First-Out (FIFO) or a weighted-average cost method, or market. The FIFO value of inventories valued on the LIFO method was $66.5 million and $45.2 million at December 31, 2008 and 2007, respectively.  Cost includes labor, materials and production overhead. The Company recognized approximately $0.1 million of expense for the year ended December 31, 2008 due to the liquidation of LIFO inventories. As of December 31, 2008, the Company had no Canadian pulp inventories.  As of December 31, 2007, Canadian pulp inventories were $17.0 million and included both roundwood (logs) and wood chips. These inventories were located both at the pulp mill and at various timberlands locations.

Foreign Currency

Balance sheet accounts of Neenah Canada and Neenah Germany are translated from Canadian dollars and Euros, respectively, into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at average exchange rates during the period. Translation gains or losses related to net assets located in Canada and Germany are recorded as unrealized foreign currency translation adjustments within comprehensive income (loss) in stockholders’ equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in Other (income) expense-net in the consolidated statements of operations.

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

Measurement of an impairment loss is based on the excess of the carrying amount of the asset over its fair value. Fair value is generally measured using discounted cash flows. See Note 5 “Discontinued Operations — Sale of the Pictou Mill and the Woodlands” for a discussion of asset impairment losses recorded for the year ended December 31, 2008 related to the Pictou Mill’s long-lived assets.

The costs of major rebuilds and replacements of plant and equipment are capitalized, and the cost of maintenance performed on manufacturing facilities, composed of labor, materials and other incremental costs, is charged to operations as incurred. Start-up costs for new or expanded facilities are expensed as incurred.

Woodlands

As of December 31, 2008, the Company had $3.3 million in woodland assets reported at their historic book value on the Consolidated Balance Sheet as assets held for sale.  As of December 31, 2007, the historic book value of such woodland assets was $4.1 million and was reported on the Consolidated Balance Sheet as property, plant and equipment — net. Woodlands are stated at cost, less the accumulated cost of timber previously harvested. The Company charges capitalized costs, excluding land, to operations at the time the wood is harvested, based on periodically determined depletion rates.

Goodwill and Other Intangible Assets

The Company follows the guidance of Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), in recording goodwill arising from a business combination as the excess of purchase price and related costs over the fair value of identifiable assets acquired and liabilities assumed.  All of the Company’s goodwill was acquired in conjunction with the acquisition of Neenah Germany in October 2006. See Note 4, “Acquisitions — Neenah Germany.”

Under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is subject to impairment testing at least annually. A fair-value-based test is applied at the reporting unit level, which is generally one level below the segment level. The test compares the fair value of an entity’s reporting units to the carrying value of those reporting units. This test requires various judgments and estimates. The fair value of the reporting unit is determined using a market approach in combination with a probability-weighted discounted operating cash flow approach for a number of scenarios representing differing operating and economic assumptions. An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. The Company tests goodwill for impairment at least annually on November 30 in conjunction with preparation of its annual business plan, or more frequently if events or circumstances indicate it might be impaired. The Company last tested goodwill for impairment as of November 30, 2008 and an impairment was indicated. See Note 4, “Acquisitions — Impairment of Goodwill.”

Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Intangible assets consist primarily of customer relationships, trade names and acquired intellectual property. Such intangible assets are amortized using the straight-line method over estimated useful lives of between 10 and 15 years.  Certain trade names valued at $10.0 million are estimated to have indefinite useful lives and as such are not amortized.  Intangible assets with indefinite lives are annually reviewed for impairment in accordance with SFAS 142.

Research Expense

Research and development costs are charged to expense as incurred and are recorded in “Selling, general and administrative expenses” on the consolidated statement of operations.  See Note 15, “Supplemental Data — Supplemental Statement of Operations Data.”

Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The fair value of long-term debt is estimated using current market prices for the Company’s publicly traded debt or rates currently available to the Company for debt of the same remaining maturities. The following table presents the carrying value and the fair value of the Company’s long-term debt at December 31, 2008 and 2007.

	December 31, 2008		December 31, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes (7.375% fixed rate)	$225.0	$126.5	$225.0	$204.9
Neenah Germany project financing (3.8% fixed rate)	12.2	11.6	14.6	10.6
Revolving bank credit facility (variable rates)	101.1	101.1	66.2	66.2
Term Loan (variable rates)	2.2	2.2	15.4	15.4

Long-term debt	$340.5	$241.4	$321.2	$297.1

Other Comprehensive Income

Comprehensive income (loss) includes, in addition to net income (loss), gains and losses recorded directly into stockholders’ equity on the consolidated balance sheet. These gains and losses are referred to as other comprehensive income items. Accumulated other comprehensive income (loss) consists of foreign currency translation gains and (losses), deferred gains and (losses) on cash flow hedges, and adjustments related to pensions and other post-retirement benefits. Income taxes are not provided for foreign currency translation adjustments because they relate to indefinite investments in Neenah Germany. The Company also does not provide income taxes for foreign currency translation adjustments for its Canadian operations.  For the year ended December 31, 2008, the Company did not record deferred taxes related to future funds expected to be repatriated upon the sale of the Woodlands because there are no expected tax consequences considering the anticipated proceeds from the disposal of the Woodlands.

Changes in the components of other comprehensive income (loss) are as follows:

	Year Ended December 31,
	2008			2007			2006
	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount
Foreign currency translation	$(22.8)	$—	$(22.8)	$58.0	$—	$58.0	$12.8	$—	$12.8
Adjustment to pension and other benefit liabilities	26.4	(10.1)	16.3	48.2	(17.5)	30.7	—	—	—
Minimum pension liability	—	—	—	—	—	—	4.6	(1.7)	2.9
Deferred gain (loss) on cash flow hedges	(0.5)	0.2	(0.3)	(0.1)	—	(0.1)	(6.8)	2.5	(4.3)
Other comprehensive income (loss)	$3.1	$(9.9)	$(6.8)	$106.1	$(17.5)	$88.6	$10.6	$0.8	$11.4

The components of accumulated other comprehensive income (loss), net of applicable income taxes are as follows:

	December 31,
	2008	2007
Foreign currency translation	$116.0	$138.8
Adjustment to pension and other benefit liabilities (net of income tax benefits of $15.5 million and $25.6 million, respectively)	(24.3)	(40.6)
Deferred gain on cash flow hedges (net of income tax expense of $0 million and $0.2 million, respectively)	—	0.3

Accumulated other comprehensive income	$91.7	$98.5

Accounting Standards Changes

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

On January 1, 2008, the Company adopted  Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115  (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.  The Company’s adoption of SFAS 159 did not affect its financial position, results of operations or cash flows because the Company did not elect any new fair value measurements of financial assets or financial liabilities.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  In addition, SFAS 141R will require, subsequent to the acquisition period, changes in the valuation allowance for deferred tax assets and liabilities for uncertain tax positions related to an acquisition to be recognized as a component of income tax expense.  SFAS 141R applies prospectively to business combinations completed during annual reporting period beginning on or after December 15, 2008.  The Company is evaluating SFAS 141R and will apply the provisions of the new standard to business combinations completed on or after January 1, 2009.

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

SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company will apply the provisions of SFAS 160 as of January 1, 2009.  As of December 31, 2008, the Company did not have any material noncontrolling interests.

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

In April 2008, the FASB issued FASB Staff Position No 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  The Company’s adoption of FSP 142-3 is not expected to have a material impact on its financial position, results of operations or cash flows.

In December 2008, the FASB issued FASB Staff Position 132(R)-1, “Employers’ Disclosure About Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 enhances the required annual disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan.  Such enhanced disclosures include, but are not limited to, investment allocation decisions, the inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets.  FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company will apply the annual disclosure provisions of FSP 132(R)-1 in 2009.

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

 In accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the Company recorded all derivative instruments as assets (included in Prepaid and other current assets and Other Assets) or liabilities (included in Accrued expenses or Other Noncurrent Obligations) on the consolidated balance sheet at fair value. Changes in the fair value of derivative instruments were either recorded in income or other comprehensive income, as appropriate. Unrealized gains or losses from changes in the fair value of highly effective derivatives designated as cash flow hedges were recorded in accumulated other comprehensive income (loss) in the period that changes in fair value occurred and were reclassified to income in the same period that the hedged item affected income. As of December 31, 2008, the Company did not have any outstanding derivative instruments.

Pulp Price and Foreign Currency Risk

The operating results, cash flows and financial condition of the Company are subject to pulp price risk. Prior to the sale of the Pictou Mill, the profitability of the Company’s Canadian pulp operations was subject to foreign currency risk because the price of pulp is established in U.S. dollars and the Company’s cost of producing pulp was incurred principally in Canadian dollars. Prior to the sale of the Pictou Mill, the Company used foreign currency forward contracts to manage its Canadian dollar foreign currency risks. In addition, the Company used pulp futures contracts to manage its pulp price risks. The use of these instruments allowed management of this transactional exposure to exchange rate and pulp price fluctuations because the gains or losses incurred on the derivative instruments were intended to offset, in whole or in part, losses or gains on the underlying transactional exposure. (See “Cash Flow Hedges” below). The translation exposure related to the Company’s net investment in its Canadian and German subsidiaries is not hedged. The Company’s reported operating results are also affected by changes in the Euro exchange rate relative to the U.S. dollar.  The Company’s exposure to such currency translation risk is not hedged.

Cash Flow Hedges

As of December 31, 2008, the Company had no outstanding foreign currency forward exchange contracts.  At December 31, 2007, the Company had outstanding foreign currency forward exchange contracts designated as cash flow hedges of U.S dollar denominated pulp sales in a notional amount of $3.4 million Canadian dollars. The fair value of the contracts was a current asset of $0.5 million U.S. dollars at December 31, 2007. The weighted-average exchange rate for the foreign currency contracts at December 31, 2007 was $0.852 U.S. dollars per Canadian dollar. The contracts matured at various dates through February 2008. For the years ended December 31, 2008, 2007 and 2006, all realized gains and losses on foreign currency forward exchange contracts were related to the operations of Terrace Bay and the Pictou Mill and were recorded in loss from discontinued operations on the consolidated statements of operations.

During 2006, the Company entered into a series of pulp futures contracts to hedge fluctuations in pulp prices through December 2006.  At December 31, 2008 and 2007, the Company had no outstanding pulp futures contracts.  The Company realized pre-tax gains (losses) on such pulp futures contracts as the forecasted transactions occurred in the year ended December 31, 2006. For the year ended December 31, 2006, all realized gains and losses on pulp futures contracts were related to the operations of Terrace Bay and the Pictou Mill and were recorded in loss from discontinued operations on the consolidated statements of operations.

For the year ended December 31, 2008 changes in the fair value of the Company’s derivative instruments were reflected in other comprehensive income. During the same period in which the hedged forecasted transactions affected earnings, the Company reclassified approximately $0.3 million, $0.4 million and $3.8 million of after-tax gains from accumulated other comprehensive income to earnings for the years ended December 31, 2008, 2007 and 2006, respectively.

Foreign Currency Transactions

In November 2008, the Company entered into a foreign currency forward contract to eliminate variability in the U.S. dollar reimbursement from FiberMark for certain German taxes (see Note 6 “Income Taxes”). The Company settled the contract in December 2008 and realized a pre-tax gain of $0.1 million on settlement.  The foreign currency forward contract had a notional value of €1.1 million and an exchange rate of $1.255 U.S. dollars per Euro.  In May 2006, the Company entered into a foreign currency forward contract to eliminate variability in the U.S. dollar proceeds from the sale of woodlands in Nova Scotia, Canada (see Note 5 “Discontinued Operations — Sale of Woodlands in 2006”). The Company settled the contract in June 2006 and had no realized gain or loss on settlement.  The foreign currency forward contract had a notional value of $155 million Canadian dollars and an exchange rate of $0.902 U.S. dollars per Canadian dollar. Realized gains and losses on the foreign currency forward contract are recorded in Other (income) expense - net on the consolidated statements of operations.  Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in Other (income) expense—net in the consolidated statements of operations.

The following table presents gains (losses) from the Company’s risk management activities:

	Year Ended December 31,
	2008	2007	2006
Gains on foreign currency forward exchange contracts	$0.6	$6.7	$10.2
Gains (losses) from foreign currency transactions	0.1	(2.3)	(0.4)
Net gain from risk management activities	0.7	4.4	9.8
Less: Amounts related to discontinued operations	1.3	2.7	9.6
Net gain (loss) related to continuing operations	$(0.6)	$1.7	$0.2

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

Accounts receivable	$18.8
Inventories	34.8
Current deferred income taxes	0.1
Assets held for sale	2.2
Prepaid and other current assets	1.8
Property, plant and equipment at cost	32.9
Unamortizable intangible assets	2.6
Amortizable intangible assets	0.3
Deferred income taxes	16.8
Total assets acquired	110.3

Accounts payable	13.3
Accrued salaries and employee benefits	5.3
Accrued expenses	14.0
Noncurrent employee benefits	17.6
Other noncurrent obligations	5.4
Total liabilities assumed	55.6

Net assets acquired	$54.7

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

Following the closures, the Company began a process to sell the surplus equipment and facilities. For the year ended December 31, 2008, the Company recognized gains of approximately $6.8 million from the sale of the Fox River converting and distribution center, land and buildings at the Urbana Mill and the Housatonic Mill and all related equipment.  For the year ended December 31, 2008, proceeds from such asset sales were $13.8 million. Assets held for sale are valued at the lower of cost (which was fair value at acquisition for the Fox River assets) or fair value less cost to sell.  As of December 31, 2008, the Company had disposed of substantially all of the Fox River assets held for sale.  As of December 31, 2007, only the Housatonic Mill ($2.2 million) was recorded as assets held for sale and reported on the consolidated balance sheet as prepaid and other current assets.

As of December 31, 2008, the Company had completed the process of terminating certain Fox River sales and administrative employees whose jobs were eliminated as the acquired Fox River business was integrated with the Company’s existing fine paper business. Severance benefits were paid to approximately 320 former hourly and salaried employees at the Housatonic Mill and the Urbana Mill, and Fox River sales and administrative employees in conjunction with the previously described closure and integration activities.  All the previously described integration activities were components of the Company’s plan to exit certain activities of the acquired Fox River business and were accounted for in accordance with Emerging Issues Task Force Issue 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”).

The liabilities in the preceding table include approximately $12.5 million for the cost of post-acquisition exit activities that the Company recognized in accordance with EITF 95-3. As of December 31, 2008, approximately $5.6 million in severance benefits had been paid to former Fox River employees.  The following table presents the status of post-acquisition restructuring liabilities as of and for the year ended December 31, 2008.

	Severance benefits (a)	Contract termination costs	Environmental clean-up and monitoring	Total
Post acquisition exit costs	$6.4	$4.9	$1.2	$12.5
Payments for the year ended December 31, 2007	(3.1)	(1.5)	(0.2)	(4.8)
Post acquisition exit costs at December 31, 2007	3.3	3.4	1.0	7.7
Adjustments to finalize exit plan	(0.2)	0.1	—	(0.1)
Payments for the year ended December 31, 2008	(2.5)	(1.7)	(0.4)	(4.6)
Amounts recognized in income	—	(0.7)	(0.2)	(0.9)
Post acquisition exit costs at December 31, 2008	$0.6	$1.1	$0.4	$2.1

(a)          Includes severance benefits that will be paid over a period of 18 to 36 months from the date of acquisition pursuant to the terms of employment agreements with certain former Fox River executives. As of December 31, 2008, approximately $1.7 million had been paid under such agreements and approximately $0.6 million remained to be paid. As of December 31, 2008, the payment of all other severance benefits had been completed.

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

Goodwill and Other Intangible Assets

As of December 31, 2008, the Company had goodwill of $43.8 million which is not amortized.  The following table presents changes in goodwill (all of which relates to the Company’s Technical Products segment) for the years ended December 31, 2008, 2007 and 2006:

Balance at December 31, 2005	$—
Goodwill acquired in the acquisition of Neenah Germany	87.6
Foreign currency translation	4.4
Balance at December 31, 2006	92.0
Finalization of Neenah Germany purchase price allocation	4.0
Foreign currency translation	10.6
Balance at December 31, 2007	106.6
Goodwill impairment charge	(52.7)
Foreign currency translation	(10.1)
Balance at December 31, 2008	$43.8

Impairment

The Company tests goodwill for impairment at least annually on November 30 in conjunction with preparation of its annual business plan, or more frequently if events or circumstances indicate goodwill might be impaired. The Company’s annual test of goodwill for impairment at November 30, 2008, indicated that the carrying value of the Neenah Germany reporting unit exceeded its estimated fair value.  The Company estimated fair value using a market approach in combination with a probability-weighted discounted operating cash flow approach for a number of scenarios representing differing operating and economic assumptions.  Significant assumptions used in developing the discounted operating cash flow approach were revenue growth rates and pricing, costs for manufacturing inputs, levels of capital investment and estimated cost of capital for high, medium and low growth environments. The Company measured the estimated fair value of goodwill as the excess of the carrying amount of the Neenah Germany reporting unit over the fair values of recognized assets and liabilities of the reporting unit.  The Company recorded an impairment adjustment to goodwill for the excess of the carrying value of goodwill assigned to the reporting unit over the estimated fair value of goodwill.  For the year ended December 31, 2008, the Company recognized a pre-tax loss of $52.7 million (the Company did not recognize a tax benefit related to the non tax deductible loss) for the impairment of goodwill assigned to the Neenah Germany reporting unit.  As of December 31, 2007, the carrying amount of goodwill assigned to the Neenah Germany reporting unit was considered recoverable.

The impairment loss was primarily due to a substantial increase in the estimated cost of capital the Company used to calculate the present value of Neenah Germany’s estimated future cash flows which resulted in a substantially lower estimated fair value. The higher estimated cost of capital reflected current market/financial conditions at the time the annual impairment test was performed which indicated higher risk premiums for debt and equity.  As of December 31, 2008, a one percentage point increase in the Company’s estimate for its cost of capital used in the impairment test would result in an approximately $15 million change in the estimated fair value of the Neenah Germany reporting unit and a corresponding reduction in the implied value of goodwill.

Other Intangible Assets

As of December 31, 2008, the Company had net identifiable intangible assets of $28.7 million. All such intangible assets were acquired in the Neenah Germany and Fox River acquisitions. The following table details amounts related to those assets.

	Trade names	Customer based intangibles	Trade names and Trademarks	Acquired Technology	Total Intangible Assets
Cost
Balance at December 31, 2005	$—	$—	$—	$—	$—
Amounts acquired in the acquisition of Neenah Germany	7.2	16.2	5.3	1.1	29.8
Balance at December 31, 2006	$7.2	$16.2	$5.3	$1.1	$29.8
Less : Accumulated amortization
Balance at December 31, 2006	$—	$—	$—	$—	$—
Amortization	—	(0.2)	(0.1)	—	(0.3)
Balance at December 31, 2006	$—	$(0.2)	$(0.1)	$—	$(0.3)

Intangible assets-net at December 31, 2006	$7.2	$16.0	$5.2	$1.1	$29.5

Cost
Balance at December 31, 2006	$7.2	$16.2	$5.3	$1.1	$29.8
Amounts acquired in the acquisition of Fox River	2.6	—	0.3	—	2.9
Foreign currency translation	0.2	1.7	1.3	0.1	3.3
Balance at December 31, 2007	$10.0	$17.9	$6.9	$1.2	$36.0

Less : Accumulated amortization
Balance at December 31, 2006	$—	$(0.2)	$(0.1)	$—	$(0.3)
Amortization	—	(1.2)	(0.6)	(0.1)	(1.9)
Foreign currency translation	—	(0.1)	—	(0.1)	(0.2)
Balance at December 31, 2007	$—	$(1.5)	$(0.7)	$(0.2)	$(2.4)

Intangible assets-net at December 31, 2007	$10.0	$16.4	$6.2	$1.0	$33.6

Cost
Balance at December 31, 2007	$10.0	$17.9	$6.9	$1.2	$36.0
Impairment charge	—	(1.9)	(0.3)	—	(2.2)
Purchased intangibles	—	—	0.2	—	0.2
Foreign currency translation	(0.3)	(0.8)	(0.3)	(0.1)	(1.5)
Balance at December 31, 2008	$9.7	$15.2	$6.5	$1.1	$32.5

Less : Accumulated amortization
Balance at December 31, 2007	$—	$(1.5)	$(0.7)	$(0.2)	$(2.4)
Amortization	—	(1.2)	(0.6)	(0.1)	(1.9)
Impairment charge	—	0.4	—	—	0.4
Foreign currency translation	—	—	—	0.1	0.1
Balance at December 31, 2008	$—	$(2.3)	$(1.3)	$(0.2)	$(3.8)

Intangible assets-net at December 31, 2008	$9.7	$12.9	$5.2	$0.9	$28.7

Weighted average Amortization Period (Years)	Not amortized	15	10	10	10

The intangible assets acquired in the Fox River acquisition are reported within the Fine Paper segment.  See Note 14, “Business Segment and Geographic Information.”  Of the $2.9 million of acquired intangible assets identified in the purchase price allocation, $0.3 million was assigned to registered trade names and trademarks with definite lives and is being amortized over a weighted average useful life of 7.5 years.  The remaining balance of intangible assets acquired of $2.6 million was assigned to registered trade names with indefinite lives.  Aggregate amortization expense of acquired intangible assets for the years ended December 31, 2008, 2007 and 2006 was $1.9 million, $1.9 million and $0.3 million, respectively.  Estimated annual amortization expense for each of the next five years is approximately $2.0 million.

The Company determined during its annual test of intangible assets for impairment that certain trade names and customer based intangible assets acquired in the Neenah Germany acquisition were impaired at December 31, 2008.  For the year ended December 31, 2008, the Company recognized a non-cash pre-tax charge of approximately $1.8 million for the impairment of such intangible assets.

Note 5. Discontinued Operations

Sale of the Pictou Mill and the Woodlands

As of December 31, 2006, the Company’s pulp operations consisted of the Pictou Mill and the Woodlands. The Company considered its pulp operations as non-strategic assets and sought opportunities to reduce its exposure to the cyclical commodity pulp business. In the first quarter of 2007, the Company engaged a nationally known investment banking firm to identify buyers who would be interested in acquiring the Pictou Mill and/or the Woodlands. Throughout 2007, the Company actively pursued opportunities to maximize the value of these assets through a sale or divesture, however, as of December 31, 2007, the Company did not believe it was probable that the assets could be sold within twelve months and had not received any binding offers for the Pictou Mill and/or the Woodlands.

In February 2008, Atlas was identified as a party that was interested in acquiring the Pictou Mill. The transaction with Atlas did not include the Woodlands. At that time, the Company committed to a plan to sell the Pictou Mill to Atlas and to separately pursue purchasers of the Woodlands. In June 2008, Neenah Canada completed the sale of the Pictou Mill to Northern Pulp, a new operating company jointly owned by Atlas Holdings LLC and Blue Wolf Capital Management LLC.  In connection with the transfer of the Pictou Mill, Neenah Canada made payments of approximately $10.3 million to Northern Pulp. In addition, the Company incurred transaction costs of approximately $3.3 million. Pursuant to the terms of the transaction, Northern Pulp assumed all of the assets and liabilities associated with the Pictou Mill, as well as existing customer contracts, supply agreements (including a pulp supply agreement with Kimberly-Clark), labor agreements and pension obligations.

In conjunction with the sale of the Pictou Mill, the Company entered into a stumpage agreement (the “Stumpage Agreement”) which allows Northern Pulp to harvest an average of approximately 400,000 metric tons of softwood timber annually from the Woodlands. The Stumpage Agreement is for a term of ten years and Northern Pulp has the option to extend the agreement for an additional three years.  For calendar year 2008, Northern Pulp paid a nominal amount for approximately 236,000 metric tons of softwood timber harvested under the Stumpage Agreement.  As a result, the Company recorded $2.8 million in deferred revenue for the estimated fair value of the timber to be harvested by Northern Pulp in calendar 2008.  The loss on transfer of the Pictou Mill was increased by an amount equal to such deferred revenue.  For the year ended December 31, 2008, the Company recognized all of such deferred revenue. For timber purchases during calendar year 2009, Northern Pulp has agreed to pay the then current stumpage rate charged by the Nova Scotia provincial government for harvesting on government licensed lands. The price paid for timber purchases during the remainder of the Stumpage Agreement will be based on an agreed upon formula for estimating market prices.  The Company believes the Stumpage Agreement prices for calendar year 2009 and beyond represent market rates.  Northern Pulp has agreed to pay substantially all costs associated with maintaining the Woodlands and harvesting the timber.  An agreement to sell the Woodlands will require the buyer to assume the Stumpage Agreement.

During the first quarter of 2008, the Company determined that the estimated value it would receive from a sale of the Pictou Mill indicated that it would not recover the carrying value of the mill’s long-lived assets. As a result, the Company recognized non-cash, pre-tax impairment charges of $91.2 million to write-off the carrying value of the Pictou Mill’s long-lived assets. In addition, for the year ended December 31, 2008, the Company recorded a pre-tax loss of $29.4 million to recognize the loss on disposal of the Pictou Mill.

In conjunction with the sale of the Pictou Mill, Northern Pulp assumed responsibility for all pension and other postretirement benefit obligations for active and retired employees of the mill. The Company accounted for the transfer of these liabilities as a settlement of postretirement benefit obligations pursuant to Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” For the year ended December 31, 2008, the Company recognized a non-cash, pre-tax settlement loss of $53.7 million due to the reclassification of deferred pension and other postretirement benefit adjustments related to the transfer of the Nova Scotia Plan to Northern Pulp from accumulated other comprehensive income to loss from discontinued operations in the consolidated statement of operations.

Management believes that it is probable that the sale of the Woodlands will be completed within 12 months.  As of December 31, 2008, the Woodlands are reported as assets held for sale—discontinued operations on the consolidated balance sheet. For the year ended December 31, 2008, the results of operations of the Pictou Mill and the Woodlands and the loss on disposal of the Pictou Mill are reported as discontinued operations in the consolidated statements of operations. The consolidated results of operations for all prior periods have been restated to reflect the results of operations of the Pictou Mill and the Woodlands as discontinued operations. Assets held for sale are valued at the lower of cost or fair value less cost to sell. As of December 31, 2008, the assets of the Woodlands are reported at their historic book cost of $3.3 million.

Transfer of the Terrace Bay Mill

In August 2006, Neenah Canada transferred Terrace Bay to Buchanan.  Buchanan assumed responsibility for substantially all liabilities related to the future operation of Terrace Bay in exchange for a payment of $18.6 million.  At closing, Neenah Canada retained certain working capital amounts, primarily trade accounts receivable, finished goods inventory and trade accounts payable.  In addition, Neenah Canada retained pension and long-term disability obligations for current and former mill employees and postretirement medical and life insurance obligations for current retirees.

As a closing condition of the agreement to transfer Terrace Bay to Buchanan, Neenah Canada initiated plans to curtail and settle its Ontario, Canada defined benefit pension plan (the “Ontario Plan”). In August 2006, Neenah Canada made a payment to the pension trust of approximately $10.8 million for the purchase of annuity contracts to settle its pension liability for current retirees. For the year ended December 31, 2006, Neenah Canada recognized a pension curtailment loss of approximately $26.4 million related to the settlement of its pension liability for current retirees.  In December 2007, the Ontario Plan was terminated and all outstanding pension obligations for active employees were settled through the purchase of annuity contracts or lump-sum payments pursuant to participant elections. For the year ended December 31, 2007, Neenah Canada recognized a non-cash pre-tax settlement loss of $38.7 million upon termination of the Ontario Plan.

During the first quarter of 2008, Neenah Canada paid approximately $5.0 million to settle litigation related to the reduction and/or elimination of certain retiree benefits following the transfer of Terrace Bay to Buchanan.  In conjunction with the settlement, Neenah Canada agreed to continue certain retiree life insurance benefits at a reduced rate in the future.  As a result of the settlement, for the year ended December 31, 2008, Neenah Canada recorded a curtailment gain of approximately $4.3 million which is recorded in other income-net on the consolidated statement of operations.

The results of operations and loss on disposal of the Terrace Bay and Pictou mills are reflected as discontinued operations in the consolidated statements of operations for each period presented. The following table presents the results of discontinued operations:

	Year Ended December 31,
	2008	2007	2006
Net sales, net of intersegment sales (a)	$101.9	$223.5	$235.3

Discontinued operations:
Income (loss) from operations
Pictou Mill and the Woodlands (b)	$(97.8)	$13.3	$123.1
Terrace Bay (c)	—	(44.9)	(46.8)
Income (loss) from operations	(97.8)	(31.6)	76.3

Income (loss) on disposal - Terrace Bay Mill	—	—	(6.5)
Income (loss) on disposal - Pictou Mill	(29.4)		—
Loss on settlement of post-employment benefit plans	(53.7)	—	—
Loss on disposal	(83.1)	—	(6.5)
Income (loss) before income taxes	(180.9)	(31.6)	69.8
(Provision) benefit for income taxes	69.7	9.6	(26.7)
Income (loss) from discontinued operations, net of income taxes	$(111.2)	$(22.0)	$43.1

(a)	For the years ended December 31, 2008 and 2007, represent net sales of the Pictou Mill and the Woodlands only.
(b)

For the year ended December 31, 2008, the loss from operations includes a non-cash, pre-tax impairment charge of $91.2 million to write-off the carrying value of the Pictou Mill’s long-lived assets. For the year ended December 31, 2006, income from operations includes a pre-tax gain of $125.5 million related to the sale of woodlands. See Note 5, “Discontinued Operations—Sale of Woodlands in 2006.”

(c)

For the year ended December 31, 2007, the loss from operations includes a loss of $38.7 million related to the settlement of the Ontario Plan. The loss from operations for the year ended December 31, 2006 includes a loss of $26.4 million related to the curtailment and partial settlement of pension benefits for current retirees in the Ontario Plan.

The following table summarizes assets held for sale related to discontinued operations:

December 31, 2008
Current Assets
The Woodlands	$3.3
Assets Held for Sale - Discontinued Operations	$3.3

As of December 31, 2008, the deferred tax consequences related to the Woodlands are reported as current deferred income taxes on the consolidated balance sheet to conform to the classification of the assets of discontinued operations as current assets and liabilities. In general, such amounts were classified as noncurrent deferred income taxes as of December 31, 2007.

In conjunction with the transfer of Terrace Bay, the Company entered into a pulp manufacturing agreement (the “Pulp Manufacturing Agreement”) with Terrace Bay Pulp Inc. (“TBPI”).  Pursuant to the Pulp Manufacturing Agreement, the Company agreed to sell pulp manufactured by TBPI at Terrace Bay to satisfy the Company’s supply obligations under an amended and restated pulp supply agreement with Kimberly-Clark (as amended and restated, the “Pulp Supply Agreement”). The price paid by the Company to TBPI under the Pulp Manufacturing Agreement was equal to the price paid by Kimberly-Clark to the Company pursuant to the Pulp Supply Agreement. TBPI agreed to perform substantially all of the Company’s obligations under the Pulp Supply Agreement and, together with three of its affiliated companies, to indemnify and hold the Company harmless for any claims arising from Terrace Bay’s failure to so perform.  In June 2007, the Company notified Kimberly-Clark of its intention to terminate its obligation to supply pulp from Terrace Bay under the Pulp Supply Agreement in June 2008.  The Pulp Manufacturing Agreement was terminated contemporaneously with the Terrace Bay portion of the Pulp Supply Agreement in June 2008.

For the years ended December 31, 2008, 2007 and 2006, the Company did not recognize revenue or cost in its consolidated statement of operations for pulp manufactured by TBPI for sale to Kimberly-Clark.  The Company received payments from Kimberly-Clark for Kimberly-Clark’s purchases of pulp from TBPI and immediately remitted such payments to TBPI.  In general, Kimberly-Clark paid for such pulp purchases in approximately 45 days from receipt of the product.  As of December 31, 2008, there were no amounts receivable from Kimberly-Clark or payable to TBPI on the consolidated balance sheet pursuant to the Pulp Manufacturing Agreement.  As of December 31, 2007, the Company had a receivable from Kimberly-Clark for $17.7 million recorded in accounts receivable, net, $1.7 million of cash received from Kimberly-Clark that had not been remitted to Buchanan recorded in cash and cash equivalents and a $19.4 million payable to TBPI recorded in accounts payable on the consolidated balance sheet.

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

The sale qualified for gain recognition under the “full accrual method” described in Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate (“SFAS 66”).  Neenah Canada’s commitment to accept acreage offered by the Purchaser to satisfy the timber requirements for the first 18 months of the FSA represented a “constructive obligation.”  As a result, Neenah Canada deferred approximately $9.1 million of the gain on sale, which represented Neenah Canada’s estimated maximum exposure to loss of profit due to the constructive obligation under the FSA. For the years ended December 31, 2007 and 2006, Neenah Canada recognized approximately $6.2 million and $2.9 million, respectively, of such deferred gain.  As of December 31, 2008 and 2007, the deferred gain related to the constructive obligation was fully amortized and no amounts of such deferred gain were recognized for the year ended December 31, 2008.

Note 6. Income Taxes

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109.  The Company’s adoption of FIN 48 had no material effect on the financial statements and no cumulative effect on retained earnings.  However, certain amounts have been reclassified in the consolidated balance sheet to comply with the requirements of FIN 48. As of January 1, 2007, the total amount of uncertain tax positions was $6.5 million and as a result of the adoption of FIN 48, the Company recognized a $1.0 million increase in its liability for uncertain tax positions.

The following is a tabular reconciliation of the total amounts of uncertain tax positions as of and for the years ended December 31, 2008 and 2007:

	For the Years Ended December 31,
	2008	2007
Balance at January 1,	$1.0	$—
Initial adoption of FIN 48	—	6.5
Decrease in the liabilty for uncertain tax positions	(0.8)	(5.5)
Balance at December 31,	$0.2	$1.0

If recognized, approximately $0.2 million of the benefit for uncertain tax positions at December 31, 2008 would favorably affect the Company’s effective tax rate in future periods. The Company does not anticipate that the expiration of the statute of limitations or the settlement of audits in the next 12 months will result in liabilities for uncertain income tax positions that are materially different than the amounts accrued as of December 31, 2008.

The Company is liable for taxes due for tax returns filed by Neenah Germany for periods prior to the acquisition (see Note 4, “Acquisitions”). Pursuant to the terms of the purchase agreement, FiberMark agreed to indemnify the Company for the Euro value of such taxes and a portion of the purchase price was reserved in an escrow account to fund the indemnification. At January 1, 2007, the Company believed it was probable that Neenah Germany was liable for additional taxes and recognized a $5.5 million liability for this uncertain income tax position. As of December 31, 2007, the German tax authorities had completed their examination of the tax returns and determined that Neenah Germany was liable for approximately $5.5 million in additional taxes which was approximately equal to the Company’s estimate of its liability for such uncertain tax positions. As of December 31, 2007, the liability for such additional taxes did not represent an uncertain tax position and was recorded as current income taxes payable in the consolidated balance sheet. The payment of such taxes was funded through the escrow account.

Tax years 2004 through 2008 are subject to examination by federal and state tax authorities in the United States, federal and provincial tax authorities in Canada and federal and municipal tax authorities in Germany. Currently, the 2004, 2005 and 2006 tax years are being audited by the Internal Revenue Service; the 2005, 2006 and 2007 tax years are being audited by German tax authorities and the 2004, 2005, 2006 and 2007 tax years are being audited by Canadian tax authorities.

The Company recognizes accrued interest and penalties related to uncertain income tax positions in the Provision (benefit) for income taxes on the consolidated statements of operations. As of December 31, 2008 and 2007, the Company had less than $0.1 million accrued for interest related to uncertain income tax positions.

Income tax expense (benefit) represented 6.8 percent, (13.0) percent and 32.6 percent of income (loss) from continuing operations before income taxes for the years ended December 31, 2008, 2007 and 2006, respectively. The following table presents the principal reasons for the difference between the effective income tax (benefit) rate and the U.S. federal statutory income tax (benefit) rate:

	Year Ended December 31,
	2008	2007	2006
U.S. federal statutory income tax (benefit) rate	(35.0)%	35.0%	35.0%
U.S. state income taxes, net of federal income tax effect	0.5%	0.8%	2.5%
Nondeductible goodwill and other intangible asset impairment charge	33.0%	—	—
Limitation on tax benefits available to Fox River	8.8%	—	—
Enacted German tax law changes	—	(30.7)%	—
Foreign tax rate differences	1.0%	(10.6)%	(2.7)%
Other differences—net	(1.5)%	(7.5)%	(2.2)%
Effective income tax (benefit) rate	6.8%	(13.0)%	32.6%

The Company’s effective income tax (benefit) rate can be affected by many factors, including but not limited to, changes in the mix of earnings in taxing jurisdictions with differing statutory rates, changes in corporate structure as a result of business acquisitions and dispositions, changes in the valuation of deferred tax assets and liabilities, the results of audit examinations of previously filed tax returns and changes in tax laws. During the year ended December 31, 2007, German tax laws were amended to reduce statutory income tax rates effective as of January 1, 2008. Application of the new rates to the Company’s existing deferred tax assets and liabilities reduced the Company’s net deferred tax liabilities at December 31, 2007. The reduction in the Company’s net deferred tax liabilities due to the benefit of the enacted tax rate change resulted in an income tax benefit of $8.8 million and was treated as a discrete item for the year ended December 31, 2007 in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” and had no further impact on the Company’s effective tax rate in 2007.

The following table presents the U.S. and foreign components of income (loss) from continuing operations before income taxes and the provision (benefit) for income taxes:

	Year Ended December 31,
	2008	2007	2006
Income (loss) from continuing operations before income taxes:
U.S.	$3.1	$6.6	$26.9
Foreign	(47.4)	21.9	1.9
Total	$(44.3)	$28.5	$28.8
Provision (benefit) for income taxes:
Current:
Federal	$0.5	$4.7	$13.4
State	(0.4)	0.4	1.8
Foreign	1.2	6.1	0.4
Total current tax provision	1.3	11.2	15.6
Deferred:
Federal	4.3	(4.6)	(4.9)
State	1.3	(0.2)	(0.8)
Foreign	(3.9)	(10.1)	(0.5)
Total deferred tax provision (benefit)	1.7	(14.9)	(6.2)
Total provision (benefit) for income taxes	$3.0	$(3.7)	$9.4

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

The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The components of deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
Net current deferred income tax assets
Canadian timberlands	$23.0	$—
Intangible assets	19.9	—
Net operating losses	10.9	—
Accrued liabilities	4.5	6.0
Employee benefits	—	0.4
Other	(5.0)	(4.5)
Net current deferred income tax assets	53.3	1.9

Net noncurrent deferred income tax assets
Employee benefits	31.7	34.8
Canadian timberlands	—	26.5
Intangibles	—	20.2
Net operating losses	31.8	2.6
Alternative minimum tax credit carryovers	3.7	2.8
Other long-term obligations	0.8	1.6
Accumulated depreciation	(23.8)	(43.6)
Other	(2.2)	10.5
Net noncurrent deferred income tax assets	42.0	55.4

Total deferred income tax assets	$95.3	$57.3

Net noncurrent deferred income tax liability
Accumulated depreciation	$21.0	$22.0
Intangibles	6.8	7.4
Employee benefits	0.5	(1.8)
Other	(2.9)	2.8
Net noncurrent deferred income tax liabilities	$25.4	$30.4

As of December 31, 2008, no valuation allowance has been provided on deferred income tax assets. In determining the need for valuation allowances, the Company considers many factors, including specific taxing jurisdictions, sources of taxable income, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance would be recognized if, based on the weight of available evidence, the Company concludes that it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

As of December 31, 2008, the Company had $107.2 million of U.S. Federal and $164.9 million of U.S. State net operating losses, substantially all of which may be carried forward to offset future taxable income through 2028. In addition, the Company has $3.7 million of AMT carryovers, which can be carried forward indefinitely.

No provision for U.S. income taxes has been made for $35.9 million of undistributed earnings of certain of the Company’s foreign subsidiaries which have been indefinitely reinvested. The Company is unable to estimate the amount of U.S. income taxes that would be payable if such undistributed foreign earnings were repatriated.

Note 7. Debt

Long-term debt consisted of the following:

	December 31,
	2008	2007
Senior Notes (7.375% fixed rate) due 2014	$225.0	$225.0
Revolving bank credit facility (variable rates), due 2010	101.1	66.2
Term Loan (variable rates), due 2010	7.2	23.1
Neenah Germany project financing (3.8% fixed rate) due in 16 equal semi-annual installments beginning June 2009	14.0	14.6
Neenah Germany revolving line of credit (variable rates)	17.3	3.2
Total Debt	364.6	332.1
Less: Debt payable within one year	24.1	10.9
Long-term debt	$340.5	$321.2

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

In March 2007, the Company entered into the Fourth Amendment (the “Fourth Amendment”) to the Initial Credit Agreement. Except as generally described herein, the Fourth Amendment retained the terms of the amended Initial Credit Agreement. The Fourth Amendment, among other things, (i) increased the Company’s secured revolving line of credit from $165 million to $180 million and (ii) made other definitional, administrative and covenant modifications to the amended Initial Credit Agreement. Despite the increase in the total commitment to $180 million, the Company’s ability to borrow under the Revolver was limited to the lowest of (a) $180 million, (b) the Company’s borrowing base (as determined in accordance with the Credit Agreement), and (c) the applicable cap on the amount of “credit facilities” under the indenture.

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

In October 2007, the Company entered into the Fifth Amendment (the “Fifth Amendment”) to the Initial Credit Agreement. Except as generally described herein, the Fifth Amendment retained the terms of the amended Initial Credit Agreement. The Fifth Amendment increased the Company’s secured revolving line of credit from $180 million to $210 million. Despite the increase in the total commitment to $210 million, the Company’s ability to borrow under the Revolver was limited to the lowest of (a) $210 million, (b) the Company’s borrowing base (as determined in accordance with the Credit Agreement), and (c) the applicable cap on the amount of “credit facilities” under the indenture for the Senior Notes.

In May 2008, the Company entered into the Sixth Amendment to the Initial Credit Agreement (the “Sixth Amendment”). In the Sixth Amendment, the lenders consented to consummation of the sale of the Pictou Mill. As of December 31, 2008, the Initial Credit Agreement (as amended the “Amended Credit Agreement”) provides for a secured revolving credit facility (the “Revolver”) to provide for borrowings of up to $210 million. The Company’s ability to borrow under the Revolver is limited to the lowest of (a) $210 million, (b) the Company’s borrowing base (as determined in accordance with the Amended Credit Agreement), and (c) the applicable cap on the amount of “credit facilities” under the indenture for the Senior Notes. The Amended Credit Agreement is currently scheduled to terminate on November 30, 2010. As of December 31, 2008, the Company’s borrowing base was approximately $152.3 million.

As of December 31, 2008, the interest rate applicable to borrowings under the Revolver will be either (1) the Prime Rate plus a percentage ranging from 0 percent to 2.00 percent or (2) LIBOR plus a percentage ranging from 1.25 percent to 3.50 percent. Interest is computed based on actual days elapsed in a 360-day year, payable monthly in arrears for base rate loans, or for LIBOR loans, payable monthly in arrears and at the end of the applicable interest period. The commitment is subject to an annual facility fee of 0.25 percent on the average daily unused amount of the commitment.

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

The weighted-average interest rate on outstanding Revolver borrowings as of December 31, 2008 and 2007 was 3.6 percent per annum and 6.4 percent per annum, respectively. Interest on amounts borrowed under the Revolver is paid monthly. Amounts outstanding under the Revolver may be repaid, in whole or in part, at any time without premium or penalty except for specified make-whole payments on LIBOR-based loans.  All principal amounts outstanding under the Revolver are due and payable on the date of termination of the Amended Credit Agreement. Borrowing availability under the Revolver is reduced by outstanding letters of credit and reserves for certain other items as defined in the Amended Credit Agreement. Availability under the Amended Credit Agreement will fluctuate over time depending on the value of the Company’s inventory, receivables and various capital assets. As of December 31, 2008, the Company had approximately $1.6 million of letters of credit outstanding, $0.4 million of other items outstanding which reduced availability and $49.2 million of borrowing availability under the Revolver.  As of December 31, 2008, the Company had approximately $16.7 million in outstanding Revolver borrowings that are due within the next 12-months and are expected to be refinanced.

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

The Amended Credit Agreement contains, among other provisions, covenants with which the Company must comply during the term of the agreements. Such covenants restrict the Company’s ability to, among other things, incur certain additional debt, make specified restricted payments and capital expenditures, authorize or issue capital stock, enter into transactions with affiliates, consolidate or merge with or acquire another business, sell certain of its assets or liquidate, dissolve or wind-up. In addition, the terms of the Amended Credit Agreement require the Company to achieve and maintain certain specified financial ratios if availability under the agreement is less than $25 million. At December 31, 2008, the Company was in compliance with all covenants.

The Company’s ability to pay cash dividends on its common stock is limited under the terms of both the Amended Credit Agreement and the Senior Notes. At December 31, 2008, under the most restrictive terms of these agreements, the Company’s ability to pay cash dividends on its common stock is limited to a total of $8 million in a 12-month period.

Term Loan

In March 2007, the Company entered into an agreement by and among the Company, certain of its subsidiaries and JP Morgan Chase Bank, N.A. (the “Term Loan Agreement”) to borrow up to $25 million (the “Term Loan”). As of December 31, 2008 and 2007, the weighted-average interest rate on outstanding Term Loan borrowings was 3.6 percent per annum and 6.7 percent per annum, respectively. Borrowings under the Term Loan are being repaid in equal quarterly installments which began in November 2007.  Term Loan borrowings were used to repay outstanding Revolver borrowings. The Term Loan is secured by substantially all of the property, plant and equipment acquired by the Company in the acquisition of Fox River and is fully and unconditionally guaranteed by substantially all of the Company’s other subsidiaries, except Neenah Germany.  For the year ended December 31, 2008, the Company used proceeds from the sale of Fox River assets to prepay approximately $9.5 million in Term Loan borrowings.  In June 2008, the Company entered into the First Amendment (the “First Amendment”) to the Term Loan.  The First Amendment reduced required amortization payments to $1.25 million per quarter.  Any remaining amounts outstanding under the Term Loan are due and payable upon termination of the Term Loan Agreement, currently scheduled to occur in November 2010.

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

Other Debt

In December 2006, Neenah Germany entered into an agreement with HypoVereinsbank and IKB Deutsche Industriebank AG (the “Lenders”) to provide €10.0 million of project financing for the construction of a saturator and the financing matures in December 2016.  Principal outstanding under the agreement may be repaid at any time without penalty.  Interest on amounts outstanding is based on actual days elapsed in a 360-day year and is payable semi-annually. As of December 31, 2008, €10.0 million ($14.0 million) was outstanding under this agreement.

Neenah Germany has an unsecured revolving line of credit (the “Line of Credit”) with HypoVereinsbank that provides for borrowings of up to 15 million Euros for general corporate purposes. As of December 31, 2008 and 2007, the weighted-average interest rate on outstanding Line of Credit borrowings was 5.7 percent per annum and 6.5 percent per annum, respectively.  In November 2008, Neenah Germany extended the termination date for the Line of Credit to November 30, 2009.  Neenah Germany has the ability to borrow in either Euros or U.S. dollars.  Interest is computed on U.S. dollars loans at the rate of 8.5 percent per annum and on Euro loans at EURIBOR plus a margin of 1.5 percent.  Interest is payable quarterly and principal may be repaid at any time without penalty.  As of December 31, 2008, €12.4 million ($17.3 million, based on exchange rates at December 31, 2008) was outstanding under this agreement.

Principal Payments

The following table presents the Company’s required debt payments:

	2009	2010(a)	2011	2012	2013	Thereafter(b)	Total
Debt payments	$24.1	$105.0	$1.7	$1.8	$1.7	$230.3	$364.6

(a)          Includes principal payments on the Company’s revolving bank credit facility and remaining outstanding term loan of $101.1 million and $2.2 million, respectively.

(b)         Includes principal payments on the Senior Notes of $225.0 million.

Note 8. Pension and Other Postretirement Benefits

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

Pension Plans

Substantially all active employees of the Company’s U.S. paper operations participate in defined benefit pension plans or defined contribution retirement plans. Neenah Germany has defined benefit plans designed to provide a monthly pension upon retirement for substantially all its employees in Germany.

In conjunction with the sale of the Pictou Mill, Northern Pulp assumed responsibility for all pension and other postretirement benefit obligations for active and retired employees of the mill. As of December 31, 2008, the Company had no pension or other postretirement benefit obligations for active or retired employees of the Pictou Mill.  The Company accounted for the transfer of these liabilities as a settlement of postretirement benefit obligations pursuant to SFAS 88 and recognized a pre-tax non-cash settlement loss of approximately $53.7 million for the year ended December 31, 2008.  See Note 5, “Discontinued Operations — Sale of the Pictou Mill and the Woodlands.”

In conjunction with the transfer of Terrace Bay to Buchanan, Neenah Canada initiated plans to curtail and settle the Ontario Plan. In August 2006, Neenah Canada purchased annuity contracts to settle its pension liability for current retirees. As a result, Neenah Canada recognized a pension curtailment and settlement loss of approximately $26.4 million in the year ended December 31, 2006.  In December 2007, the Company terminated the Ontario Plan and settled all outstanding pension obligations for active employees through the purchase of annuity contracts or lump-sum payments pursuant to participant elections. For the year ended December 31, 2007, Neenah Canada recognized a non-cash pre-tax settlement loss of $38.7 million upon termination of the Ontario Plan. No additional funding was required to settle the Ontario Plan. See Note 5, “Discontinued Operations — Transfer of the Terrace Bay Mill.”

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

The Company’s funding policy for its qualified defined benefit plans for its U.S. paper operations is to contribute assets to fully fund the accumulated benefit obligation. Subject to regulatory and tax deductibility limits, any funding shortfall is to be eliminated over a reasonable number of years. Nonqualified plans providing pension benefits in excess of limitations imposed by taxing authorities are not funded. There is no legal or governmental obligation to fund Neenah Germany’s benefit plans and as such the Neenah Germany defined benefit plans are currently unfunded.

The Company uses the fair value of pension plan assets to determine pension expense, rather than averaging gains and losses over a period of years. Investment gains or losses represent the difference between the expected return calculated using the fair value of the assets and the actual return based on the fair value of assets. The Company’s pension obligations are measured annually as of December 31. As of December 31, 2008, the Company’s pension plans had cumulative unrecognized investment losses and other actuarial losses of approximately $31.5 million recorded in accumulated other comprehensive income.

Other Postretirement Benefit Plans

The Company maintains health care and life insurance benefit plans for active employees of the Company and former employees of the Canadian pulp operations. The plans are generally noncontributory for employees who were eligible to retire on or before December 31, 1992 and contributory for most employees who retire on or after January 1, 1993.  The Company does not provide a subsidized benefit to most employees hired after 2003.  In conjunction with the sale of the Pictou Mill, Northern Pulp assumed responsibility for health care and life insurance benefit plans for active and retired employees of the mill.

In the fourth quarter of 2007, Neenah Canada settled a class action lawsuit brought by certain retired employees of Neenah Canada by agreeing to pay the plaintiffs approximately $5.5 million Canadian dollars for a full and complete dismissal of all claims for retiree health and medical benefits against Neenah Canada and the Company.  Neenah Canada also agreed to continue certain retiree life insurance benefits at a reduced rate in the future.  For the year ended December 31, 2007, Neenah Canada recorded a charge related to the litigation settlement of $5.2 million.

The Company’s obligations for postretirement benefits other than pensions are measured annually as of December 31. At December 31, 2008, the assumed inflationary pre-65 and post-65 health care cost trend rates used to determine year-end obligations and costs for the year ended December 31, 2009 was 9.0 percent, decreasing to 8.7 percent in 2010, and then gradually decreasing to an ultimate rate of 5.0 percent in 2023. The assumed inflationary pre-65 and post-65 health care cost trend rate used to determine obligations at December 31, 2007 and cost for the year ended December 31, 2008 was 8.6 percent, decreasing to 7.7 percent in 2009, and then gradually decreasing to an ultimate rate of 4.9 percent in 2014.

The following table reconciles the benefit obligations, plan assets, funded status and net liability information of the Company’s pension and other benefit plans.

	Pension Benefits		Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2008	2007	2008	2007
Change in Benefit Obligation:
Benefit obligation at beginning of year	$407.4	$419.7	$55.2	$40.0
Service cost	6.8	9.2	2.2	2.4
Interest cost	18.5	28.1	2.5	2.5
Currency	(14.6)	44.2	(1.6)	2.9
Actuarial loss (gain)	(13.8)	(33.6)	(1.3)	0.6
Benefit payments from plans	(15.0)	(162.0)	(8.9)	(4.1)
Business combinations	—	102.0	—	5.9
Divestitures	(175.1)	—	(11.3)	—
Participant contributions	—	0.9	—	—
Special termination benefits	—	0.1	—	—
(Gain) loss on plan curtailment	—	(1.2)	—	—
Gain on plan settlement	—	—	—	5.0
Benefit obligation at end of year	$214.2	$407.4	$36.8	$55.2
Change in Plan Assets:
Fair value of plan assets at beginning of year	$343.6	$350.9	$—	$—
Actual gain (loss) on plan assets	(20.4)	20.1	—	—
Employer contributions	7.5	8.3	—	—
Currency	(11.7)	38.0	—	—
Benefit payments	(12.6)	(18.8)	—	—
Settlement payments	—	(141.4)	—	—
Business combinations	—	90.5	—	—
Divestitures	(160.6)	—	—	—
Participant contributions	—	0.9	—	—
Other	(2.9)	(4.9)	—	—
Fair value of plan assets at end of year	$142.9	$343.6	$—	$—
Reconciliation of Funded Status
Fair value of plan assets	$142.9	$343.6	$—	$—
Projected benefit obligation	214.2	407.4	36.8	55.2
Net liability recognized in statement of financial position	$(71.3)	$(63.8)	$(36.8)	$(55.2)
Amounts recognized in statement of financial position consist of:
Current assets	$—	$2.9	$—	$—
Current liabilities	(2.6)	(2.5)	(2.5)	(9.5)
Noncurrent liabilities	(68.7)	(64.2)	(34.3)	(45.7)
Net amount recognized	$(71.3)	$(63.8)	$(36.8)	$(55.2)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Postretirement Benefits Other than Pensions
	December 31,
	2008	2007	2008	2007

Accumulated actuarial loss	$30.9	$45.4	$5.0	$12.6
Prior service cost (credit)	0.9	10.5	3.1	(2.2)
Transition asset	—	(0.1)	—	—
Total recognized in accumulated other comprehensive income	$31.8	$55.8	$8.1	$10.4

Summary disaggregated information about the pension plans follows:

	December 31,
	Assets Exceed ABO		ABO Exceed Assets		Total
	2008	2007	2008	2007	2008	2007
Projected benefit obligation	$104.6	$234.5	$109.6	$172.9	$214.2	$407.4
Accumulated benefit obligation	90.8	205.0	104.9	163.3	195.7	368.3
Fair value of plan assets	91.4	225.6	51.5	118.0	142.9	343.6

Components of Net Periodic Benefit Cost

	Pension Benefits			Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2008	2007	2006	2008	2007	2006
Service cost	$6.8	$9.2	$8.1	$2.2	$2.4	$2.2
Interest cost	18.5	28.1	22.3	2.5	2.5	3.5
Expected return on plan assets(a)	(19.8)	(32.0)	(30.3)	—	—	—
Recognized net actuarial loss	1.4	(0.2)	7.7	1.3	—	2.3
Amortization of unrecognized transition asset	(0.1)	1.8	(0.3)	—	(6.7)	—
Amortization of prior service cost	1.0	5.0	1.6	(5.0)	3.8	(1.3)
Cost of contractual termination benefits	—	0.1	—	—	—	—
Amount of curtailment (gain) loss recognized	—	(1.2)	1.6	—	—	(19.9)
Amount of settlement loss recognized	—	38.7	24.8	—	5.0	—
Net periodic benefit cost (credit)	7.8	49.5	35.5	1.0	7.0	(13.2)
Less: Cost/(credit) related to discontinued operations (b)(c)	1.9	46.0	30.4	0.6	1.1	(17.2)
Net periodic benefit cost related to continuing operations	$5.9	$3.5	$5.1	$0.4	$5.9	$4.0

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

(c)          Pursuant to the terms of the transfer agreement, Buchanan assumed responsibility for postretirement medical and life insurance benefits for active employees at the Terrace Bay mill.

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income

	Pension Benefits		Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2008	2007	2008	2007
Net periodic benefit expense	$7.8	$49.5	$1.0	$7.0

Accumulated actuarial gain	(14.5)	(51.9)	(7.6)	(1.7)
Prior service cost (credit)	(9.6)	(0.1)	5.3	5.3
Transition asset	0.1	0.2	—	—
Total recognized in other comprehensive income	(24.0)	(51.8)	(2.3)	3.6
Total recognized in net periodic benefit cost and other comprehensive income	$(16.2)	$(2.3)	$(1.3)	$10.6

The estimated net loss and  prior service cost for the defined benefit pension plans expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $2.1 million and $1.6 million, respectively. The estimated net loss and prior service cost for postretirement benefits other than pension expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.1 million and $0.5 million, respectively.

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31

	Pension Benefits		Postretirement Benefits Other than Pensions
	2008	2007	2008	2007
Discount rate	6.80%	6.10%	6.82%	6.00%
Rate of compensation increase	3.42%	3.30%	—	—

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31

	Pension Benefits			Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2008	2007	2006	2008	2007	2006
Discount rate	6.10%	5.25%	5.20%	6.00%	5.66%	5.22%
Expected long-term return on plan assets	8.02%	7.90%	8.39%	—	—	—
Rate of compensation increase	3.30%	3.29%	3.24%	—	—	—

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

Plan Assets

Pension plan asset allocations are as follows:

	Percentage of Plan Assets At December 31,
	2008	2007	2006
Asset Category
Equity securities	55%	61%	65%
Debt securities	44%	35%	31%
Cash and money-market funds	1%	4%	4%
Total	100%	100%	100%

For the years ended December 31, 2008, 2007 and 2006, no plan assets were invested in the Company’s securities.

Cash Flows

At December 31, 2008, the Company expects to contribute approximately $10.7 million to its pension trusts in 2009.

Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Plans	Postretirement Benefits Other than Pensions
2009	$10.3	$2.6
2010	10.7	1.5
2011	11.5	1.9
2012	12.4	2.2
2013	13.9	2.6
Years 2014 - 2018	81.7	17.4

Health Care Cost Trends

Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components	$0.1	$(0.1)
Effect on post-retirement benefit obligation	0.6	(0.6)

Defined Contribution Retirement Plans

The Company’s contributions to its defined contribution retirement plans are primarily based on the age and compensation of covered employees.  Contributions to these plans, all of which were charged to expense, were $1.6 million in 2008, $1.2 million in 2007 and $1.1 million in 2006. In addition, the Company maintains a supplemental retirement contribution plan (the “SRCP”) which is a non-qualified, non-contributing defined contribution plan. The Company provides benefits under the SRCP to the extent necessary to fulfill the intent of its defined contribution retirement plans without regard to the limitations set by the Internal Revenue Code on qualified defined contribution plans.  For the years ended December 31, 2008 and 2007, the Company recognized expense related to the SRCP of $35 thousand and $69 thousand, respectively.  No expense related to the SRCP was recognized for the year ended December 31, 2006.

Investment Plans

The Company provides voluntary contribution investment plans to substantially all North American employees. Under the plans, the Company matches a portion of employee contributions. For the years ended December 31, 2008, 2007 and 2006, costs charged to expense for company matching contributions under these plans were $1.8 million, $1.7 million and $1.3 million, respectively.

Note 9. Stock Compensation Plans

The Company established the 2004 Omnibus Stock and Incentive Plan (the “Omnibus Plan”) in December 2004. The Company reserved 3,500,000 shares of $0.01 par value common stock (“Common Stock”) for issuance under the Omnibus Plan. Pursuant to the terms of the Omnibus Plan, the compensation committee of the Company’s Board of Directors may grant various types of equity-based compensation awards, including incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted stock units with performance conditions (“Performance Shares”) and performance units, in addition to certain cash-based awards. All grants under the Omnibus Plan will be made at fair market value and no grant may be repriced. In general, the options expire ten years from the date of grant and vest over a three-year service period. As of December 31, 2008, approximately 1,525,000 shares of Common Stock were reserved for future issuance under the Omnibus Plan.

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

SFAS 123R amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows, to require the reporting of excess tax benefits related to the exercise or vesting of stock-based awards as cash provided by financing activities rather than as a reduction in income taxes paid and reported as cash provided by operations. For the years ended December 31, 2008, 2007 and 2006, the Company recognized excess tax benefits (costs) related to the exercise or vesting of stock-based awards of approximately $(0.7) million, $0.5 million and $67 thousand, respectively.

Valuation and Expense Information Under SFAS 123R

The following table summarizes stock-based compensation costs and related income tax benefits.  Substantially all stock-based compensation expense has been recorded in selling, general and administrative expenses.

	Year Ended December 31,
	2008	2007	2006
Stock-based compensation expense	$4.0	$6.4	$5.8
Income tax benefit	(1.5)	(2.5)	(2.2)
Stock-based compensation, net of income tax benefit	$2.5	$3.9	$3.6

The following table summarizes total compensation costs related to the Company’s equity awards and amounts recognized in the year ended December 31, 2008.

	Stock Options (a)	Restricted Stock
Unrecognized compensation cost — December 31, 2007	$1.9	$2.9
Add: Grant date fair value current year grants	1.6	1.2
Less: Compensation expense recognized	1.9	2.1
Less: Grant date fair value of shares forfeited	0.1	0.4
Unrecognized compensation cost — December 31, 2008	$1.5	$1.6

Expected amortization period (in years)	1.8	1.3

(a)          The grant date fair value of current year stock awards and compensation expense recognized each include $13 thousand related to a change in the Company’s estimate for forfeitures.

Stock Options

For the year ended December 31, 2008, the Company awarded nonqualified stock options to purchase 266,850 shares of common stock at a weighted-average exercise price of $21.80 per share. The exercise price of the options was equal to the market price of the Company’s common stock on the date of grant. The options expire in ten years and, in general, one-third vest on each of the first three anniversaries of the date of grant. The weighted-average grant date fair value for stock options granted during the years ended December 31, 2008 and 2007 was $6.30 per share and $14.00 per share, respectively, and was estimated using the Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2008	2007
Expected life in years	5.9	5.9
Interest rate	3.4%	4.7%
Volatility	31.5%	35.2%
Dividend yield	1.9%	1.1%

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

The following table summarizes stock option activity under the Omnibus Plan for the year ended December 31, 2008:

	Number of Stock Options	Weighted-Average Exercise Price
Options outstanding — December 31, 2007	1,457,882	$32.51
Add: Options granted	266,850	$21.80
Less: Options forfeited/cancelled	102,687	$31.47
Options outstanding — December 31, 2008	1,622,045	$30.81

The status of outstanding and exercisable stock options as of December 31, 2008, summarized by exercise price follows:

	Options Vested or Expected to Vest				Options Exercisable
Exercise Price	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value(a)	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value(a)
$24.01 - $29.43	554,945	7.2	$24.44	$—	253,048	$26.43	$—
$30.15 - $34.61.	726,180	5.7	$32.70	—	717,847	$32.71	—
$35.92 - $42.24	337,504	5.5	$37.35	—	236,322	$37.54	—
	1,618,629	6.2	$30.84	$—	1,207,217	$32.34	$—

(a)                  Represents the total pre-tax intrinsic value as of December 31, 2008 that option holders would have received had they exercised their options as of such date.  The pre-tax intrinsic value is based on the closing market price for the Company’s common stock of $8.84 on December 31, 2008.

The aggregate pre-tax intrinsic value of stock options exercised for the years ended December 31, 2007 and 2006 was $1.5 million and $0.2 million, respectively. No stock options were exercised for the year ended December 31, 2008.

The following table summarizes the status of the Company’s unvested stock options as of December 31, 2008 and activity for the year then ended:

	Number of Stock Options	Weighted-Average Grant Date Fair Value
Outstanding — December 31, 2007	232,756	$13.01
Add: Options granted	266,850	$6.30
Less: Options vested	49,838	$13.50
Less: Options forfeited/cancelled	34,940	$32.65
Outstanding — December 31, 2008	414,828	$6.98

As of December 31, 2008, certain participants met age and service requirements that allowed their options to qualify for accelerated vesting upon retirement. As of December 31, 2008, there were 136,099 stock options subject to accelerated vesting that such participants would have been eligible to exercise if they had retired as of such date. The aggregate grant date fair value of options subject to accelerated vesting was $0.5 million. For the year ended December 31, 2008, stock-based compensation expense for such options was $0.7 million. For the year ended December 31, 2008, the aggregate grant date fair value of options vested, including options subject to accelerated vesting, was $2.4 million.  Stock options that reflect accelerated vesting for expense recognition become exercisable according to the contract terms of the stock option grant.

In January 2009, the Compensation Committee of the Board of Directors approved the conversion of approximately 1,105,000 outstanding non-qualified stock options with an exercise price in excess of $25.00 per share to an equal number of stock appreciation rights (“SARs”).  Upon exercise, the holder of an SAR will receive shares of Common Stock equal to the difference between the market price at the time of exercise less the exercise price divided by the market price at the time of exercise.  The SARs can only be settled for share of Common Stock and the Company will not receive any cash proceeds upon exercise.  All other contractual terms of the SARs are unchanged from those of the stock options converted.  At the date of conversion the fair value of the SARs was equal to the fair of the stock options exchanged.  As a result, the Company did not recognize any additional compensation expense due to the conversion.

Performance Shares

For the year ended December 31, 2008, the Company made a target award of 76,725 Performance Shares to LTIP participants. The measurement period for the Performance Shares is January 1, 2008 through December 31, 2010. Common stock equal to between 30 percent and 250 percent of the performance share target will be awarded based on the Company’s growth in earnings before interest, taxes, depreciation and amortization (“EDITDA”) minus a capital charge and total return to shareholders relative to a peer group of companies and the Russell 2000® Value small cap index. The weighted-average grant date fair value for the Performance Shares was $13.55 per share (which represents the grant date market price of the Company’s common stock of $25.70 per share multiplied by the probability weighted expected payout of approximately 0.53 shares of common stock for each Performance Share) and was estimated using a “Monte Carlo” simulation technique. Compensation cost is recognized pro rata over the vesting period.

RSUs

For the year ended December 31, 2008, the Company awarded 6,960 RSUs to non-employee members of the Company’s board of directors (“Director Awards”).  The weighted average grant date fair value of such awards was $21.13 per share.  Director Awards vest one year from the date of grant. During the vesting period, the holders of RSUs are entitled to dividends, but the shares do not have voting rights and the RSUs are forfeited in the event the holder is no longer a member of the board of directors. In addition, the Company issued 59 RSUs in lieu of dividends on RSUs held by non U.S employees and a non-U.S. member of the board of directors.

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

On December 1, 2004, the Company awarded 25,360 replacement restricted shares to employees whose restricted shares of Kimberly-Clark common stock were forfeited. The number of restricted shares was calculated using a ratio conversion methodology approved under FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25 based on the fair market value of the Company’s Common Stock on the date of grant. As of December 31, 2008, 574 of such restricted shares were outstanding.

The following table summarizes the activity of the Company’s unvested stock-based awards (other than stock options) for the year ended December 31, 2008:

	Restricted Stock	Weighted-Average Grant Date Fair Value	Performance Shares/RSUs	Weighted-Average Grant Date Fair Value
Outstanding — December 31, 2007	14,292	$34.28	170,165	$35.03
Add: Shares granted(a)	—	—	83,744	$14.36
Less: Shares vested	13,718	$34.28	86,202	$28.81
Less: Shares expired or cancelled	—	—	14,896	$30.20
Outstanding — December 31, 2008(b)	574	$34.28	152,811	$27.69

(a)   Includes the grant of 59 RSUs to non-U.S. employees and directors in lieu of cash dividends.  Such dividends-in-kind vest concurrently with the underlying RSU.

(b)   The aggregate pre-tax intrinsic value of restricted stock, RSUs and Performance Shares as of December 31, 2008 was $5 thousand, $0.3 million and $0.3 million, respectively.  The aggregate pre-tax intrinsic value of Performance Shares was calculated on the shares that would be issued based on the Company’s achievement of performance targets if the performance period ended at December 31, 2008.

The aggregate pre-tax intrinsic value of restricted stock and RSUs that vested for the years ended December 31, 2008, 2007 and 2006 was $1.1 million, $1.3 million and $0.2 million, respectively.

Note 10. Stockholders’ Equity

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

For the years ended December 31, 2008, 2007 and 2006, the Company acquired 31,652 shares, 11,445 shares and 1,185 shares of Common Stock, respectively, at a cost of approximately $0.3 million, $0.3 million and $41 thousand, respectively, primarily for shares surrendered by employees to pay taxes due on vested restricted stock awards.  In addition, in connection with the acquisition of Fox River, the Company acquired 100 shares of Common Stock with a fair market value of approximately $4,000.

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

Note 11. Commitments

Leases

The future minimum obligations under operating leases having a noncancelable term in excess of one year as of December 31, 2008, are as follows:

2009	$3.3
2010	3.4
2011	2.1
2012	1.8
2013	1.3
Thereafter	1.7
Future minimum lease obligations	$13.6

The following table presents the Company’s rent expense under operating leases for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
Rent expense	$3.3	$3.0	$3.2
Less: Amounts related to discontinued operations	0.5	1.0	2.0
Rent expense related to continuing operations	$2.8	$2.0	$1.2

Purchase Commitments

The Company has certain minimum purchase commitments, none of which are individually material, that extend beyond 2008. Commitments under these contracts are approximately $4.4 million in 2009, $0.6 million in 2010, $0.5 million in 2011, $0.3 million in 2012and $0.3 million in 2013.

Although the Company is primarily liable for payments on the above-mentioned leases and purchase commitments, management believes exposure to losses, if any, under these arrangements is not material.

Note 12.  Contingencies and Legal Matters

Litigation

In February 2007, certain former employees of Neenah Canada who were previously employed in Neenah Canada’s Longlac woodlands operations brought suit against the Company and Neenah Canada in the Ontario (Canada) Superior Court of Justice for damages. The plaintiffs claim to have suffered from an alleged wrongful termination of employment by Neenah Canada occurring on or about August 21, 2006. Eagle Logging Inc. (the purchaser of Neenah Canada’s Longlac woodlands assets on August 29, 2006), TBPI (the purchaser of Neenah Canada’s Terrace Bay pulp mill, collectively, the “Buchanan Entities”), Buchanan Forest Products Ltd., Lucky Star Holdings Inc. (each affiliates of Eagle Logging Inc. and TBPI), Kimberly-Clark Corporation and Kimberly-Clark Inc. have also been named in the lawsuit. The lawsuit seeks damages for severance and notice pay under Ontario law, as well as damages for wrongful termination, breach of contract, conspiracy and punitive damages, among other things. Eagle Logging Inc. and certain affiliated companies have agreed to indemnify and hold the Company and Neenah Canada harmless from claims and damages arising from the termination of woodlands employees prior to the acquisition of Neenah Canada’s woodlands assets by Eagle Logging Inc. in 2006.  The Company and Neenah Canada believe they have adequate defenses against such claims and will vigorously defend the litigation.

In December 2006, certain retirees of Neenah Canada brought a proposed class action lawsuit (the “Retiree Class Action”) against Neenah Canada, the Company and Kimberly-Clark Inc. alleging the wrongful reduction and/or elimination of certain retiree benefits following Neenah Canada’s transfer of the Terrace Bay pulp and woodlands operations to Terrace Bay Pulp Inc. and Eagle Logging Inc.  The plaintiffs alleged that the Company and Neenah Canada breached a contract to provide benefits, breached their fiduciary duty to the plaintiffs and made negligent misrepresentations regarding retiree benefits. The plaintiffs sought unspecified damages for the value of the loss of retiree medical and health benefits (and/or reinstatement of the reduced/eliminated benefits), plus punitive damages in the amount of $5.0 million Canadian dollars.  In the fourth quarter of 2007, Neenah Canada and the plaintiffs reached an agreement to settle the Retiree Class Action.  In return for a full and complete dismissal of all claims for retiree health and medical benefits against Neenah Canada and the Company, Neenah Canada agreed to pay the plaintiffs approximately $5.5 million Canadian dollars for settlement of the Retiree Class Action.  Neenah Canada also agreed to continue certain retiree life insurance benefits at a reduced rate in the future.  The settlement of the Retiree Class Action was approved by all class members and the court, and the settlement amounts were paid to the putative class in February 2008, resulting in a full and complete dismissal of the Retiree Class Action.  For the year ended December 31, 2007, Neenah Canada recorded a charge related to the litigation settlement of $5.2 million.

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

Indemnifications

In connection with the sale of the Pictou Mill, Northern Pulp assumed responsibility for a pulp supply agreement with Kimberly-Clark (the “Pulp Supply Agreement”) which requires Northern Pulp to supply and Kimberly-Clark to purchase 384,000 metric tons of pulp from the Pictou Mill through 2010. The prices at which Northern Pulp sells pulp to Kimberly-Clark under the Pulp Supply Agreement reflect a discount from published industry index prices.  The commitments under the Pulp Supply Agreement are structured as supply-or-pay and take-or-pay arrangements. The Company has guaranteed certain obligations under the Pulp Supply Agreement; however, in the event that Northern Pulp and Kimberly-Clark enter into an amended agreement or make other material changes to the Pulp Supply Agreement, the Company’s guarantee obligations cease.  Accordingly, if Northern Pulp does not supply the specified minimums and is not excused from supplying those amounts under the Pulp Supply Agreement, the Company may become obligated to pay Kimberly-Clark for the shortfall based on the difference between the contract price and any higher price that Kimberly-Clark pays to purchase the pulp, plus 10 percent of that difference. As of December 31, 2008, management believes the Company does not have a liability under its indemnification obligation to Kimberly-Clark.

Pursuant to the Distribution Agreement, the Employee Matters Agreement and the Tax Sharing Agreement, the Company has agreed to indemnify Kimberly-Clark for certain liabilities or risks related to the Spin-Off. See Note 13, “Transactions with Kimberly-Clark.” Many of the potential indemnification liabilities under these agreements are unknown, remote or highly contingent. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable agreement. For these reasons, the Company is unable to estimate the maximum potential amount of the possible future liability under the indemnity provisions of these agreements. However, the Company accrues for any potentially indemnifiable liability or risk under these agreements for which it believes a future payment is probable and a range of loss can be reasonably estimated. As of December 31, 2008, management believes the Company’s liability under such indemnification obligations was not material to the consolidated financial statements.

Environmental, Health and Safety Matters

Neenah is subject to federal, state and local laws, regulations and ordinances relating to various environmental, health and safety matters. The Company is in compliance with, or is taking actions designed to ensure compliance with, these laws, regulations and ordinances. However, the nature of the Company’s business exposes it to the risk of claims with respect to environmental, health and safety matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. Except for certain orders issued by environmental, health and safety regulatory agencies, with which management believes the Company is in compliance and which management believes are immaterial to the results of operations of the Company’s business, Neenah is not currently named as a party in any judicial or administrative proceeding relating to environmental, health and safety matters.

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

The Company incurs capital expenditures necessary to meet legal requirements and otherwise relating to the protection of the environment at its facilities in the United States and internationally. For these purposes, the Company has planned capital expenditures for environmental projects during the period 2009 through 2011 of approximately $1 million to $2 million annually. The Company’s anticipated capital expenditures for environmental projects are not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

Employees and Labor Relations

As of December 31, 2008, the Company had approximately 1,950 regular full-time employees of whom 800 hourly and 390 salaried employees were located in the United States and 500 hourly and 260 salaried employees were located in Germany.  As of December 31, 2008, the Company has approximately 430 hourly employees covered by collective bargaining agreements that will expire within the next 12-months.  The Company believes it has satisfactory relations with its employees covered by such collective bargaining agreements and does not expect the negotiation of new collective bargaining agreements to have a material effect on its results of operations or cash flows.

Hourly employees at the Whiting, Neenah, Munising and Appleton paper mills are represented by the United Steelworkers Union (the “USW”). The collective bargaining agreement for the Whiting paper mill expired on January 31, 2009. The Company is currently negotiating a new labor agreement for the Whiting mill with the USW. The collective bargaining agreements for the Neenah, Munising, and Appleton paper mills expire on June 30, 2009, July 14, 2009 and May 31, 2010, respectively. Additionally, the Neenah, Whiting and Munising paper mills have bargained jointly with the union on pension matters. The agreement on pension matters for these mills expires in 2019.  As of December 31, 2008, all employees at the Urbana paper mill and the Appleton converting center represented by locals of the USW had been transferred to other facilities or terminated.

Hourly employees at the Ripon paper mill are represented by a local of the Association of Western Pulp and Paper Workers pursuant to a collective bargaining agreement that expires on April 30, 2010.

Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the “IG BCE”).  The collective bargaining agreement covering union employees of Neenah Germany is negotiated by the IG BCE and a national trade association representing all employers in the industry.  Union membership is voluntary, and under German law does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement that expires in August 2010 cannot be determined.

Following the sale of the Pictou Mill, Northern Pulp assumed Neenah Canada’s obligations and responsibilities to hourly employees of the mill pursuant to the terms of a collective bargaining agreement with the Communications, Energy and Paperworkers Union of Canada.

Note 13. Transactions with Kimberly-Clark

During all years presented, the Company sold softwood and hardwood pulp to Kimberly-Clark. All such sales were from Terrace Bay and the Pictou Mill. For the years ended December 31, 2008, 2007 and 2006, net sales revenue for the pulp sold to Kimberly-Clark was $37 million, $115 million and $163 million, respectively.  All such revenue is reported as Loss from discontinued operations on the consolidated statements of operations.

Pulp Supply Agreement

In conjunction with the sale of the Pictou Mill, Northern Pulp assumed responsibility for the Pulp Supply Agreement with Kimberly-Clark. The Company has agreed to indemnify Kimberly-Clark in the event Northern Pulp fails to perform under the Pulp Supply Agreement.  See Note 12, “Contingencies and Legal Matters — Indemnifications.”

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

Note 14. Business Segment and Geographic Information

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

Business Segments

	Year Ended December 31,
	2008	2007	2006
Net sales
Fine Paper	$335.5	$366.5	$223.9
Technical Products	396.8	400.8	183.1
Intersegment sales	—	(0.3)	(2.0)
Consolidated	$732.3	$767.0	$405.0

	Year Ended December 31,
	2008	2007	2006
Operating income (loss)
Fine Paper	$34.0	$46.6	$56.2
Technical Products (a)	(42.3)	24.7	9.2
Unallocated corporate costs	(11.0)	(17.4)	(19.7)
Consolidated	$(19.3)	$53.9	$45.7

(a)   The operating loss for the year ended December 31, 2008, includes a non-cash pre-tax goodwill and other intangible asset impairment charge of $54.5 million.

	Year Ended December 31,
	2008	2007	2006
Depreciation and amortization
Fine Paper	$11.4	$11.3	$9.5
Technical Products	18.9	17.2	6.2
Pulp	1.9	10.7	10.0
Corporate	6.4	6.1	4.5
Total	38.6	45.3	30.2
Less: Discontinued operations	1.9	10.7	10.0
Total Continuing Operations	$36.7	$34.6	$20.2

	Year Ended December 31,
	2008	2007	2006
Capital expenditures
Fine Paper	$8.9	$9.5	$4.8
Technical Products	15.0	39.5	6.7
Pulp	1.4	5.4	6.7
Corporate	4.7	3.9	6.9
Total	30.0	58.3	25.1
Less: Discontinued operations	1.4	5.4	6.7
Total Continuing Operations	$28.6	$52.9	$18.4

	December 31,
	2008	2007
Total Assets
Fine Paper	$186.6	$209.8
Technical Products	366.6	467.9
Pulp (a)	—	223.0
Assets held for sale - discontinued operations	3.3	—
Unallocated corporate and intersegment items	128.1	32.1
Total	$684.6	$932.8

(a)   As of December 31, 2008, the Company’s pulp operations are not a reportable segment.  As of December 31, 2008, approximately $88.2 million of current and deferred income taxes and certain other assets previously reported in the Pulp segment have been reclassified to Corporate and other.  As of December 31, 2007, the value of these assets was approximately $69.0 million.

Geographic Information

	Year Ended December 31,
	2008	2007	2006
Net sales
United States	$467.3	$502.9	$357.3
Europe	265.0	264.4	49.7
Intergeographic items	—	(0.3)	(2.0)
Consolidated	$732.3	$767.0	$405.0

	December 31,
	2008	2007
Total Assets
United States	$361.7	$332.5
Canada	8.5	201.6
Europe	314.4	398.7
Total	$684.6	$932.8

Net sales are attributed to geographic areas based on the physical location of the entities. Segment identifiable assets are those that are directly used in the segments operations. Corporate assets are primarily cash, prepaid pension costs and deferred financing costs.

Concentrations

For the years ended December 31, 2008, 2007 and 2006, sales to the fine paper business’s two largest customers (both of which are distributors) represented approximately 30 percent, 30 percent and 35 percent, respectively, of its total sales. For the years ended December 31, 2008, 2007 and 2006, no single customer accounted for more than 10 percent of the Company’s consolidated revenue. Except for certain specialty latex grades and specialty softwood pulp used by Technical Products, management is not aware of any significant concentration of business transacted with a particular supplier that could, if suddenly eliminated, have a material adverse affect on its operations. An interruption in supply of a latex specialty grade or of specialty softwood pulp could disrupt and eventually cause a shutdown of production of certain technical products.

Note 15. Supplemental Data

Supplemental Statement of Operations Data

	Year Ended December 31,
	2008	2007	2006
Summary of Advertising and Research Expenses
Advertising expense	$8.7	$10.3	$6.1
Research expense	6.5	6.4	2.5

	Year Ended December 31,
	2008	2007	2006
Summary of Other Income (Expense) - net
Gain (loss) on property disposals	$6.3	$(0.4)	$(0.1)
Terrace Bay employee benefits	4.4	3.4	—
Litigation settlement	—	(5.2)	—
Miscellaneous other income (expense)	1.4	2.3	4.8
Net gain (loss) from risk management activities	0.7	4.4	9.8
Other income - net	12.8	4.5	14.5
Less: Amounts related to discontinued operations	1.5	2.8	14.0
Other income - net related to continuing operations	$11.3	$1.7	$0.5

Supplemental Balance Sheet Data

	December 31,
	2008	2007
Summary of Accounts Receivable— net
Accounts Receivable:
From customers	$64.7	$135.1
Other	0.2	12.4
Less allowance for doubtful accounts and sales discounts	(1.7)	(2.1)
Total	$63.2	$145.4

	December 31,
	2008	2007
Summary of Inventories
Inventories by Major Class:
Raw materials	$21.8	$26.2
Work in progress	13.0	18.1
Finished goods	59.0	70.2
Supplies and other	3.0	5.7
	96.8	120.2
Excess of FIFO over LIFO cost	(8.2)	(9.6)
Total	$88.6	$110.6

	December 31,
	2008	2007
Summary of Prepaid and Other Current Assets
Prepaid and other current assets	$11.8	$6.9
Spare parts	6.6	10.0
Receivable from FiberMark for German taxes	0.6	4.6
Indemnification from FiberMark for German taxes	—	5.1
Assets held for sale (Note 4)	—	2.2
Cash flow hedges (Note 3)	—	0.5
Total	$19.0	$29.3

	December 31,
	2008	2007
Summary of Property, Plant and Equipment — Net
Land and land improvements	$23.9	$13.0
Buildings	99.9	159.7
Machinery and equipment	439.1	714.6
Roads	—	16.8
Timberlands	—	9.8
Construction in progress	12.5	11.2
	575.4	925.1
Less accumulated depreciation and depletion	259.2	492.8
Net Property, Plant and Equipment	$316.2	$432.3

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $34.7 million, $41.6 million and $28.0 million, respectively. Interest expense capitalized as part of the costs of capital projects was $0.3 million, $0.5 million and $0.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

	December 31,
	2008	2007
Summary of Accrued Expenses
Accrued salaries and employee benefits	$16.6	$34.2
Accrued interest	2.1	2.1
Accrued restructuring costs (Note 3)	1.7	5.3
Accrued income taxes	1.3	13.7
Deferred revenue	—	0.1
Other	10.6	16.7
Total	$32.3	$72.1

	December 31,
	2008	2007
Summary of Noncurrent Employee Benefits and Other Obligations
Pension benefits	$68.7	$64.2
Post-employment benefits other than pensions (a)	39.1	52.1
Other	3.5	7.0
Total	$111.3	$123.3

(a)   Includes $4.8 million in long-term disability benefits due to Terrace Bay retirees.

Supplemental Cash Flow Data

	Year Ended December 31,
	2008	2007	2006
Net cash provided by (used in) changes in working capital, net of effects of acquisitions
Accounts receivable	$48.7	$(14.3)	$3.0
Inventories	(2.4)	(1.1)	24.7
Income taxes receivable	(10.6)	—	—
Prepaid and other current assets	2.6	(3.3)	(0.8)
Accounts payable	(33.3)	2.8	8.0
Accrued expenses	(24.0)	7.2	0.7
Foreign currency effects on working capital	(2.5)	8.7	4.2
Total	$(21.5)	$—	$39.8

	Year Ended December 31,
	2008	2007	2006
Cash paid during period for interest, net of interest expense capitalized	$23.0	$23.7	$17.1
Cash paid during period for income taxes, net of refunds	6.6	6.2	4.1
Non-cash investing activities:
Liability for equipment acquired	2.7	3.9	7.1

Note 16. Condensed Consolidating Financial Information

Neenah Paper Company of Canada, Neenah Paper Michigan, Inc. and Neenah Paper Sales, Inc. (the “Guarantor Subsidiaries”) guarantee the Company’s Senior Notes. The Guarantor Subsidiaries are 100 percent owned by the Company and all guarantees are full and unconditional. At December 31, 2006, Neenah Paper Sales, Inc. was merged into Neenah Paper, Inc. (the parent company and issuer of the Senior Notes).  The following condensed consolidating financial information is presented in lieu of consolidated financial statements for the Guarantor Subsidiaries as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2008

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$284.2	$183.1	$265.0	$—	$732.3
Cost of products sold	230.1	161.1	242.0	—	633.2
Gross profit	54.1	22.0	23.0	—	99.1
Selling, general and administrative expenses	47.6	12.3	15.3	—	75.2
Goodwill and other intangible asset impairment charge	—	—	54.5	—	54.5
Other income (expense) - net	0.6	(10.9)	(1.0)	—	(11.3)
Operating income (loss)	5.9	20.6	(45.8)	—	(19.3)
Equity in losses of subsidiaries	(146.7)	—	—	146.7	—
Interest expense-net	21.6	1.9	1.5	—	25.0
Income (loss) from continuing operations before income taxes	(162.4)	18.7	(47.3)	146.7	(44.3)
Provision (benefit) for income taxes	(3.9)	9.5	(2.6)	—	3.0
Income (loss) from continuing operations	(158.5)	9.2	(44.7)	146.7	(47.3)
Loss from discontinued operations, net of income tax benefit	—	(111.2)	—	—	(111.2)
Net income (loss)	$(158.5)	$(102.0)	$(44.7)	$146.7	$(158.5)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2007

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$222.8	$280.2	$264.3	$(0.3)	$767.0
Cost of products sold	157.0	251.2	227.6	(0.3)	635.5
Gross profit	65.8	29.0	36.7	—	131.5
Selling, general and administrative expenses	42.0	21.9	15.4	—	79.3
Other income - net	(0.1)	(1.0)	(0.6)	—	(1.7)
Operating income	23.9	8.1	21.9	—	53.9
Equity in earnings of subsidiaries	(9.2)	—	—	9.2	—
Interest expense-net	22.6	2.8	—	—	25.4
Income from continuing operations before income taxes	10.5	5.3	21.9	(9.2)	28.5
Provision (benefit) for income taxes	0.3	—	(4.0)	—	(3.7)
Income from continuing operations	10.2	5.3	25.9	(9.2)	32.2
Loss from discontinued operations, net of income tax benefit	—	(22.0)	—	—	(22.0)
Net income (loss)	$10.2	$(16.7)	$25.9	$(9.2)	$10.2

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2006

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$223.9	$133.4	$49.7	$(2.0)	$405.0
Cost of products sold	146.0	116.1	45.3	(2.0)	305.4
Gross profit	77.9	17.3	4.4	—	99.6
Selling, general and administrative expenses	34.6	17.2	2.6	—	54.4
Other income - net	(0.1)	(0.3)	(0.1)	—	(0.5)
Operating income	43.4	0.4	1.9	—	45.7
Equity in earnings of subsidiaries	(44.6)	—	—	44.6	—
Interest expense-net	14.9	2.0	—	—	16.9
Income (loss) from continuing operations before income taxes	73.1	(1.6)	1.9	(44.6)	28.8
Provision (benefit) for income taxes	10.6	(1.1)	(0.1)	—	9.4
Income (loss) from continuing operations	62.5	(0.5)	2.0	(44.6)	19.4
Income from discontinued operations, net of income taxes	—	43.1	—	—	43.1
Net income	$62.5	$42.6	$2.0	$(44.6)	$62.5

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2008

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$1.9	$1.1	$0.3	$—	$3.3
Accounts receivable, net	22.4	12.9	27.9	—	63.2
Inventories	45.8	11.2	31.6	—	88.6
Income taxes receivable	11.2	—	—	—	11.2
Deferred income taxes	(0.9)	54.2	—	—	53.3
Intercompany amounts receivable	69.6	55.6	—	(125.2)	—
Prepaid and other current assets	5.5	5.4	8.1	—	19.0
Assets held for sale—discontinued operations	—	3.3	—	—	3.3
Total current assets	155.5	143.7	67.9	(125.2)	241.9
Property, plant and equipment, at cost	261.7	113.4	200.3	—	575.4
Less accumulated depreciation	169.1	62.1	28.0	—	259.2
Property, plant and equipment — net	92.6	51.3	172.3	—	316.2
Investments In Subsidiaries	300.2	—	—	(300.2)	—
Deferred Income Taxes	9.8	32.1	0.1	—	42.0
Goodwill	—	—	43.8	—	43.8
Intangible Assets—net	3.0	—	25.7	—	28.7
Other Assets	6.8	0.1	5.1	—	12.0
TOTAL ASSETS	$567.9	$227.2	$314.9	$(425.4)	$684.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$5.0	$—	$19.1	$—	$24.1
Accounts payable	17.4	3.2	20.0	—	40.6
Intercompany amounts payable	55.6	69.6	—	(125.2)	—
Accrued expenses	17.6	8.6	6.1	—	32.3
Total current liabilities	95.6	81.4	45.2	(125.2)	97.0
Long-term Debt	328.3	—	12.2	—	340.5
Deferred Income Taxes	—	—	25.4	—	25.4
Noncurrent Employee Benefits and Other Obligations	33.6	44.3	33.4	—	111.3
TOTAL LIABILITIES	457.5	125.7	116.2	(125.2)	574.2
STOCKHOLDERS’ EQUITY	110.4	101.5	198.7	(300.2)	110.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$567.9	$227.2	$314.9	$(425.4)	$684.6

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2007

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$(0.9)	$2.8	$0.5	$—	$2.4
Accounts receivable - net	31.8	71.0	42.6	—	145.4
Inventories	21.7	56.7	32.2	—	110.6
Deferred income taxes	0.5	1.3	0.1	—	1.9
Income taxes receivable	0.6	—	—	—	0.6
Intercompany amounts receivable	44.6	16.9	—	(61.5)	—
Prepaid and other current assets	12.8	14.1	2.4	—	29.3
Total current assets	111.1	162.8	77.8	(61.5)	290.2
Property, plant and equipment at cost	253.8	472.1	199.2	—	925.1
Less accumulated depreciation	157.5	319.7	15.6	—	492.8
Property, plant and equipment — net	96.3	152.4	183.6	—	432.3
Investments in subsidiaries	467.5	—	—	(467.5)	—
Deferred Income Taxes	(1.4)	56.8	—	—	55.4
Goodwill	—	—	106.6	—	106.6
Intangible Assets - net	—	2.8	30.8	—	33.6
Other Assets	8.5	4.7	1.5	—	14.7
TOTAL ASSETS	$682.0	$379.5	$400.3	$(529.0)	$932.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$7.7	$—	$3.2	$—	$10.9
Accounts payable	15.0	46.0	25.9	—	86.9
Intercompany amounts payable	16.9	44.6	—	(61.5)	—
Accrued expenses	23.9	34.5	13.7	—	72.1
Total current liabilities	63.5	125.1	42.8	(61.5)	169.9
Long-term Debt	306.5	—	14.7	—	321.2
Deferred Income Taxes	—	—	30.4	—	30.4
Noncurrent Employee Benefits and Other Obligations	24.0	64.0	35.3	—	123.3
TOTAL LIABILITIES	394.0	189.1	123.2	(61.5)	644.8
STOCKHOLDERS’ EQUITY	288.0	190.4	277.1	(467.5)	288.0
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$682.0	$379.5	$400.3	$(529.0)	$932.8

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2008

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income (loss)	$(158.5)	$(102.0)	$(44.7)	$146.7	$(158.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	15.4	7.4	15.8	—	38.6
Stock-based compensation	4.0	—	—	—	4.0
Deferred income tax provision (benefit)	2.7	(54.4)	(4.0)	—	(55.7)
Goodwill and other intangible asset impairment charge	—	—	54.5	—	54.5
Asset impairment loss	—	91.2	—	—	91.2
Loss on disposal - transfer of the Pictou Mill	—	29.4	—	—	29.4
Amortization of deferred revenue - transfer of the Pictou Mill	—	(2.8)	—	—	(2.8)
Loss on disposal - transfer of the Pictou Mill postretirement benefit plans	—	53.7	—	—	53.7
Gain on curtailment of postretirement benefit plan	—	(4.3)	—	—	(4.3)
(Gain) loss on other asset dispositions	0.4	(6.7)	—	—	(6.3)
Increase (decrease) in working capital, net of effects of acquisitions	(19.8)	7.1	(8.8)	—	(21.5)
Equity in losses of subsidiaries	146.7	—	—	(146.7)	—
Pension and other postretirement benefits	(3.8)	(4.6)	0.8	—	(7.6)
Other	(0.4)	(1.1)	(0.1)	—	(1.6)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(13.3)	12.9	13.5	—	13.1
INVESTING ACTIVITIES
Capital expenditures	(11.2)	(7.4)	(11.4)	—	(30.0)
Payments in conjunction with transfer of the Pictou Mill	—	(13.6)	—	—	(13.6)
Proceeds from asset sales	—	13.8	—	—	13.8
Other	(1.3)	0.8	(0.1)	—	(0.6)
NET CASH USED IN INVESTING ACTIVITIES	(12.5)	(6.4)	(11.5)	—	(30.4)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	53.7	—	—	—	53.7
Repayments of long-term debt	(34.6)	—	—	—	(34.6)
Short-term borrowings	—	—	18.7	—	18.7
Repayments of short-term debt	—	—	(3.3)	—	(3.3)
Cash dividends paid	(6.0)	—	—	—	(6.0)
Share purchases	(9.4)	—	—	—	(9.4)
Other	(0.3)	(0.6)	—	—	(0.9)
Intercompany transfers - net	25.2	(7.6)	(17.6)	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	28.6	(8.2)	(2.2)	—	18.2
NET CHANGE IN CASH AND CASH EQUIVALENTS	2.8	(1.7)	(0.2)	—	0.9
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	(0.9)	2.8	0.5	—	2.4
CASH AND CASH EQUIVALENTS, END OF YEAR	$1.9	$1.1	$0.3	$—	$3.3

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2007

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income (loss)	$10.2	$(16.7)	$25.9	$(9.2)	$10.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	15.1	16.2	14.0	—	45.3
Stock-based compensation	5.8	0.3	0.3	—	6.4
Deferred income tax provision (benefit)	(3.9)	(12.8)	(10.1)	—	(26.8)
Gain on sale of woodlands	—	(6.2)	—	—	(6.2)
(Gain) loss on other asset dispositions	0.2	(1.0)	—	—	(0.8)
Net cash provided by (used in) changes in operating working capital, net of effects of acquisition	1.6	0.3	(1.9)	—	—
Equity in earnings of subsidiaries	(9.2)	—	—	9.2	—
Pension and other postretirement benefits	2.9	(0.8)	2.0	—	4.1
Loss on curtailment and settlement of pension plan	—	38.7	—	—	38.7
Other	0.1	(0.1)	(1.4)	—	(1.4)
NET CASH PROVIDED BY OPERATING ACTIVITIES	22.8	17.9	28.8	—	69.5
INVESTING ACTIVITIES
Capital expenditures	(12.9)	(10.0)	(35.4)	—	(58.3)
Acquisition of Fox River, net of cash acquired	(54.7)	—	—	—	(54.7)
Acquisition of Neenah Germany, net of cash acquired	(1.5)	—	—	—	(1.5)
Other	0.1	0.5	0.5	—	1.1
NET CASH USED IN INVESTING ACTIVITIES	(69.0)	(9.5)	(34.9)	—	(113.4)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	63.6	—	13.4	—	77.0
Repayments of long-term debt	(34.1)	—	—	—	(34.1)
Short-term borrowings	—	—	8.0	—	8.0
Repayments of short-term borrowings	—	—	(5.0)	—	(5.0)
Cash dividends paid	(6.0)	—	—	—	(6.0)
Proceeds from exercise of stock options	3.7	—	—	—	3.7
Other	0.2	—	—	—	0.2
Intercompany transfers - net	17.8	(6.4)	(11.4)	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	45.2	(6.4)	5.0	—	43.8
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	0.3	0.6	—	0.9
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1.0)	2.3	(0.5)	—	0.8
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	0.1	0.5	1.0	—	1.6
CASH AND CASH EQUIVALENTS, END OF YEAR	$(0.9)	$2.8	$0.5	$—	$2.4

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2006

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income	$62.5	$42.6	$2.0	$(44.6)	$62.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14.0	13.3	2.9	—	30.2
Stock-based compensation	5.5	0.3	—	—	5.8
Loss on disposal of Terrace Bay	—	6.5	—	—	6.5
Loss on curtailment and partial settlement of pension plan	—	26.4	—	—	26.4
Deferred income tax provision (benefit)	(6.9)	37.4	(0.5)	—	30.0
Gain on sale of woodlands	—	(125.5)	—	—	(125.5)
(Gain) loss on other asset dispositions	(0.1)	0.7	0.2	—	0.8
Net cash provided by (used in) changes in operating working capital, net of effects of acquisition	0.6	38.1	1.1	—	39.8
Equity in earnings of subsidiaries	(44.6)	—	—	44.6	—
Contribution to settle pension liabilities	—	(10.8)	—	—	(10.8)
Pension and other postretirement benefits	4.7	(4.2)	(0.2)	—	0.3
Other	(1.0)	0.7	0.1	—	(0.2)
NET CASH PROVIDED BY OPERATING ACTIVITIES	34.7	25.5	5.6	—	65.8
INVESTING ACTIVITIES
Capital expenditures	(11.7)	(7.6)	(5.8)	—	(25.1)
Net proceeds from sale of woodlands	—	134.8	—	—	134.8
Payment for transfer of Terrace Bay	—	(18.6)	—	—	(18.6)
Acquisition of Neenah German, net of cash acquired	(218.6)	—	—	—	(218.6)
Other	0.4	(0.8)	0.2	—	(0.2)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(229.9)	107.8	(5.6)	—	(127.7)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	83.6	—	—	—	83.6
Repayments of long-term debt	(28.2)	—	—	—	(28.2)
Short-term borrowings	0.6	—	—	—	0.6
Repayments of short-term borrowings	(0.6)	—	—	—	(0.6)
Cash dividends paid	(5.9)	—	—	—	(5.9)
Proceeds from exercise of stock options	1.3	—	—	—	1.3
Intercompany transfers - net	132.5	(133.4)	0.9	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	183.3	(133.4)	0.9	—	50.8
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	0.1	—	0.1
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11.9)	(0.1)	1.0	—	(11.0)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12.0	0.6	—	—	12.6
CASH AND CASH EQUIVALENTS, END OF YEAR	$0.1	$0.5	$1.0	$—	$1.6

Note 17. Unaudited Quarterly Data

	2008 Quarters
	First	Second	Third	Fourth (a)	Year (a)
Net Sales	$205.6	$194.5	$185.6	$146.6	$732.3
Gross Profit	34.2	28.9	25.0	11.0	99.1
Operating Income	17.9	14.2	12.3	(63.7)	(19.3)
Income From Continuing Operations	8.5	6.2	5.0	(67.0)	(47.3)
Earnings Per Common Share From Continuing Operations:
Basic	$0.58	$0.43	$0.34	$(4.58)	$(3.23)
Diluted	$0.57	$0.42	$0.34	$(4.58)	$(3.23)

	2007 Quarters
	First (b)	Second	Third	Fourth	Year
Net Sales	$172.7	$206.1	$195.2	$193.0	$767.0
Gross Profit	35.5	37.4	28.5	30.1	131.5
Operating Income	19.4	18.2	10.3	6.0	53.9
Income From Continuing Operations	10.1	7.4	13.3	1.4	32.2
Earnings Per Common Share From Continuing Operations:
Basic	$0.68	$0.50	$0.89	$0.09	$2.17
Diluted	$0.67	$0.49	$0.87	$0.09	$2.13

(a)          Includes non-cash pre-tax goodwill and other intangible asset impairment charge of $54.5 million.

(b)         Includes the results of Fox River beginning March 1, 2007.

SCHEDULE II

NEENAH PAPER, INC. AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(Dollars in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-offs and Reclassifications		Balance at End of Period
December 31, 2008
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$1.1	$0.4	$(0.1)	$(0.3	)(a)	$1.1
Allowances for sales discounts	1.0	(0.5)	0.1	—		0.6
December 31, 2007
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$3.6	$0.1	$—	$(2.6	)(a)	$1.1
Allowances for sales discounts	0.8	0.2	—	—		1.0
December 31, 2006
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$3.0	$0.1	$—	$0.5	(b)	$3.6
Allowances for sales discounts	0.6	0.2	—	—		0.8

(a)          Principally uncollectible receivables written off

(b)         Incremental reserve related to Neenah Germany