Form 10-Q
period 2009-03-31
Neenah Paper Inc
filed 2009-05-11
CIK 1296435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of April 30, 2009, there were approximately 14,650,000 shares of the Company’s common stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net sales	$134.1	$205.6
Cost of products sold	113.6	171.4
Gross profit	20.5	34.2
Selling, general and administrative expenses	16.3	21.2
Other income - net	(0.7)	(4.9)
Operating income	4.9	17.9
Interest expense - net	5.7	6.2
Income (loss) from continuing operations before income taxes	(0.8)	11.7
Provision (benefit) for income taxes	(0.1)	3.2
Income (loss) from continuing operations	(0.7)	8.5
Income (loss) from discontinued operations, net of income taxes	0.1	(81.4)
Net loss	$(0.6)	$(72.9)

Earnings (Loss) Per Common Share
Basic
Continuing operations	$(0.05)	$0.57
Discontinued operations	0.01	(5.50)
	$(0.04)	$(4.93)
Diluted
Continuing operations	$(0.05)	$0.57
Discontinued operations	0.01	(5.45)
	$(0.04)	$(4.88)

Weighted Average Common Shares Outstanding (in thousands)
Basic	14,672	14,798
Diluted	14,672	14,932
Cash Dividends Declared Per Share of Common Stock	$0.10	$0.10

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$6.1	$3.3
Accounts receivable (less allowances of $1.8 million and $1.7 million)	60.9	63.2
Inventories	79.5	88.6
Income taxes receivable	0.2	11.2
Deferred income taxes	53.2	53.3
Prepaid and other current assets	15.1	19.0
Assets held for sale—discontinued operations	3.2	3.3
Total Current Assets	218.2	241.9
Property, Plant and Equipment, at cost	565.0	575.4
Less accumulated depreciation	265.1	259.2
Property, plant and equipment—net	299.9	316.2
Deferred Income Taxes	41.3	42.0
Goodwill	41.5	43.8
Intangible Assets—net	26.9	28.7
Other Assets	11.6	12.0
TOTAL ASSETS	$639.4	$684.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$18.0	$24.1
Accounts payable	34.2	40.6
Accrued salaries and employee benefits	15.1	16.6
Accrued income taxes	2.2	1.3
Accrued expenses	16.7	14.4
Total Current Liabilities	86.2	97.0
Long-term Debt	322.6	340.5
Deferred Income Taxes	23.2	25.4
Noncurrent Employee Benefits	104.9	107.8
Other Noncurrent Obligations	3.3	3.5
TOTAL LIABILITIES	540.2	574.2
Commitments and Contingencies (Note 11)
TOTAL STOCKHOLDERS’ EQUITY	99.2	110.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$639.4	$684.6

 See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES
Net loss	$(0.6)	$(72.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8.4	11.6
Stock-based compensation	1.0	1.3
Deferred income tax benefit	(0.4)	(29.9)
Gain on curtailment of postretirement benefit plan	—	(4.3)
Asset impairment loss (Note 4)	—	90.5
Estimated loss on disposal - transfer of the Pictou Mill (Note 4)	—	39.5
(Gain) loss on asset dispositions	0.3	(0.1)
Decrease (increase) in working capital	21.3	(37.5)
Pension and other postretirement benefits	(0.3)	(7.8)
Other	(0.3)	(0.8)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	29.4	(10.4)
INVESTING ACTIVITIES
Capital expenditures	(2.8)	(7.1)
Other	(0.2)	1.0
NET CASH USED IN INVESTING ACTIVITIES	(3.0)	(6.1)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	21.1
Repayments of long-term debt	(17.3)	—
Short-term borrowings	0.6	5.6
Repayments of short-term debt	(5.4)	—
Share purchases	—	(9.6)
Cash dividends paid	(1.5)	(1.5)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(23.6)	15.6
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2.8	(0.9)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3.3	2.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6.1	$1.5

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest expense capitalized	$1.0	$1.6
Cash paid (received) during period for income taxes	$(11.4)	$0.3
Non-cash investing activities:
Liability for equipment acquired	$0.8	$2.0

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions, except as noted)

Note 1.  Background and Basis of Presentation

Background

Neenah Paper, Inc. (“Neenah” or the “Company”), is a Delaware corporation incorporated in April 2004. The Company has two primary operations: its fine paper business and its technical products business.

The fine paper business is a leading international producer of premium writing, text, cover and specialty papers used in corporate identity packages, corporate annual reports, invitations, personal stationery and high-end packaging for point of sale advertising. The technical products business is a leading producer of transportation and other filter media; durable, saturated and coated substrates for a variety of end uses, and nonwoven wall coverings.

In February 2008, the Company committed to a plan to sell its pulp mill in Pictou, Nova Scotia (the “Pictou Mill”) and approximately 500,000 acres of woodland assets in Nova Scotia (the “Woodlands”).  In June 2008, the Company’s wholly owned subsidiary, Neenah Paper Company of Canada (“Neenah Canada”) completed the sale of the Pictou Mill to Northern Pulp Nova Scotia Corporation (“Northern Pulp”), a new operating company jointly owned by Atlas Holdings LLC and Blue Wolf Capital Management LLC (collectively, “Atlas”).

The Company believes it is probable that the sale of the Woodlands will be completed within 12 months.  As of March 31, 2009, the assets of the Woodlands are reported as assets held for sale—discontinued operations.  For the three months ended March 31, 2009, the results of operations of the Woodlands are reported as discontinued operations in the condensed consolidated statements of operations. The consolidated results of operations for all prior periods have been restated to reflect the results of operations of the Pictou Mill and the Woodlands and the estimated loss on disposal of the Pictou Mill as discontinued operations.  See Note 4, “Discontinued Operations—Sale of the Pictou Mill and the Woodlands.”

Basis of Consolidation and Presentation

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Management believes that the disclosures made are adequate for a fair presentation of the Company’s results of operations, financial position and cash flows. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of operations, financial position and cash flows for the interim periods presented herein.  The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make extensive use of estimates and assumptions that affect the reported amounts and disclosures.  Actual results may vary from these estimates.

These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K.  The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

The condensed consolidated interim financial statements of Neenah and its subsidiaries included herein are unaudited, except for the December 31, 2008 condensed consolidated balance sheet, which was derived from audited financial statements.  The condensed consolidated financial statements include the financial statements of the Company, and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements.

Earnings (Loss) per Share (“EPS”)

Basic earnings (loss) per share (“EPS”) was computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the three months ended March 31, 2009 and 2008.  Diluted EPS was calculated to give effect to all potentially dilutive common shares using the “Treasury Stock” method. Outstanding stock options, stock appreciation rights (“SARS”), restricted shares, restricted stock units (“RSUs”) and restricted stock units with performance conditions represent the only potentially dilutive effects on the Company’s weighted-average shares.  For the three months ended March 31, 2009 and 2008, approximately 1,790,000 and 1,290,000 potentially dilutive stock-based compensation awards, respectively, were excluded from the computation of dilutive common shares.  In addition, as a result of the loss from continuing operations for the three months ended March 31, 2009, approximately 40,000 incremental shares resulting from the assumed vesting of restricted stock, RSUs and restricted stock units with performance conditions were excluded from the diluted earnings per share calculation, as the effect would have been anti-dilutive.

The following table presents the computation of basic and diluted shares of common stock used in the computation of EPS (amounts in thousands):

	Three Months Ended March 31,
	2009	2008
Weighted-average basic shares outstanding	14,672	14,798
Add: Assumed incremental shares under stock compensation plans	—	134

Assuming dilution	14,672	14,932

Note 2.  Accounting Standard Changes

On January 1, 2009, the Company adopted FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company does not have any assets or liabilities measured at fair value that require disclosure under SFAS 157.

On January 1, 2009, the Company adopted FASB Staff Position 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP 141R-1”). FSP 141R-1 amends and clarifies SFAS No. 141 (revised 2007), Business Combinations, to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS 5, Accounting for Contingencies, to determine whether the contingency should be recognized at the acquisition date or after it. The Company will apply the guidance in FSP 141R-1 to all future acquisitions.

On January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires:

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

The adoption of SFAS 160 did not have a material effect on the Company’s results of operations or financial position.

On January 1, 2009, the Company adopted FASB Staff Position on EITF 03-6-1 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP 03-6-1”). FSP 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in FASB Statement No. 128, Earnings Per Share.

For the three months ended March 31, 2009 and 2008, the Company’s adoption of FSP 03-6-1 resulted in an increase in weighted-average basic shares outstanding of 23 thousand shares and 33 thousand shares, respectively.

In December 2008, the FASB issued FASB Staff Position No. 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132R-1”). FSP 132R-1 provides additional guidance regarding disclosures about plan assets of defined benefit pension or other postretirement plans. FSP 132R-1 is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company adopted the disclosure requirements of FSP 132R-1 on January 1, 2009.

Note 3.  Comprehensive Income (Loss)

Comprehensive income (loss) includes, in addition to net income (loss), gains and losses recorded directly into stockholders’ equity on the condensed consolidated balance sheet. These gains and losses are referred to as other comprehensive income items. Accumulated other comprehensive income (loss) consists of foreign currency translation gains and (losses), deferred gains and (losses) on cash flow hedges, and adjustments related to pensions and other post-retirement benefits. Income taxes are not provided for foreign currency translation adjustments because they relate to indefinite investments in Neenah Germany. The Company also does not provide income taxes for foreign currency translation adjustments for its Canadian operations.  For the three months ended March 31, 2009, the Company did not record deferred taxes related to future funds expected to be repatriated upon the sale of the Woodlands because there are no expected tax consequences considering the anticipated proceeds from the disposal of the Woodlands.  As of March 31, 2009 and December 31, 2008, accumulated other comprehensive income was $81.6 million and $91.7 million, respectively.

The following table presents the components of comprehensive income (loss):

	Three Months Ended March 31,
	2009	2008
Net loss	$(0.6)	$(72.9)
Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss)	(10.5)	18.0
Adjustments to pension and other post-employment benefit liabilities	0.4	(2.3)
Deferred loss on cash flow hedges	—	(0.3)
Total other comprehensive income (loss)	(10.1)	15.4

Comprehensive loss	$(10.7)	$(57.5)

Note 4.  Discontinued Operations

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

In February 2008, Atlas was identified as a party that was interested in acquiring the Pictou Mill. The transaction with Atlas did not include the Woodlands. At that time, the Company committed to a plan to sell the Pictou Mill to Atlas and to separately pursue purchasers of the Woodlands. In June 2008, Neenah Canada sold the Pictou Mill to Northern Pulp.  In connection with the transfer of the Pictou Mill, Neenah Canada made payments of approximately $10.3 million to Northern Pulp. In addition, the Company incurred transaction costs of approximately $3.3 million. Pursuant to the terms of the transaction, Northern Pulp assumed all of the assets and liabilities associated with the Pictou Mill, as well as existing customer contracts, supply agreements (including a pulp supply agreement with Kimberly-Clark Corporation (“Kimberly-Clark”)), labor agreements and pension obligations.

During the first quarter of 2008, the Company determined that the estimated value it would receive from a sale of the Pictou Mill indicated that it would not recover the carrying value of the mill’s long-lived assets. For the three months ended March 31, 2008, the Company recognized a non-cash, pre-tax impairment charge of $90.5 million to write-off the carrying value of the Pictou Mill’s long-lived assets and a pre-tax charge of $39.5 million to recognize the estimated loss on disposal of the Pictou Mill. At March 31, 2009, assets held for sale — discontinued operations on the condensed consolidated balance sheet consisted solely of the historic book value of the Woodland’s timberlands net of accumulated depletion.  The Company believes it is probable that the sale of the Woodlands will be completed within twelve months.

In conjunction with the sale of the Pictou Mill, the Company entered into a stumpage agreement (the “Stumpage Agreement”) which allows Northern Pulp to harvest an average of approximately 400,000 metric tons of softwood timber annually from the Woodlands. The Stumpage Agreement is for a term of ten years and Northern Pulp has the option to extend the agreement for an additional three years.  For calendar year 2008, Northern Pulp paid a nominal amount for approximately 236,000 metric tons of softwood timber harvested under the Stumpage Agreement.  As a result, the Company recorded $2.8 million in deferred revenue for the estimated fair value of the timber to be harvested by Northern Pulp in calendar 2008.  For the year ended December 31, 2008, the Company recognized all of such deferred revenue. For timber purchases during calendar year 2009, Northern Pulp has agreed to pay the stumpage rate charged by the Nova Scotia provincial government for harvesting on government licensed lands. The price paid for timber purchases during the remainder of the Stumpage Agreement will be based on an agreed upon formula for estimating market prices. The Company believes the Stumpage Agreement prices for calendar year 2009 and beyond represent market rates.  Northern Pulp has agreed to pay substantially all costs associated with maintaining the Woodlands and harvesting the timber.  An agreement to sell the Woodlands will require the buyer to assume the Stumpage Agreement.

The results of operations of the Pictou Mill and the Woodlands and the estimated loss on sale of the Pictou Mill are reported as discontinued operations in the condensed consolidated statements of operations for each period presented. The following table summarizes the results of discontinued operations:

	Three Months Ended March 31,
	2009	2008
Net sales (a)	$0.8	$50.8

Discontinued operations:
Income (loss) from operations (b)	$0.2	$(92.3)
Estimated loss on disposal	—	(39.5)
Gain (loss) before income taxes	0.2	(131.8)
(Provision) benefit for income taxes	(0.1)	50.4
Income (loss) from discontinued operations, net of income taxes	$0.1	$(81.4)

(a)	Represent net sales of the Pictou Mill and the Woodlands only.
(b)

For the three months ended March 31, 2008, the loss from operations includes non-cash, pre-tax impairment charges of $90.5 million to write-off the carrying value of the Pictou Mill’s long-lived assets.

Note 5. Other Income - Net

In August 2006, Neenah Canada transferred the Terrace Bay, Ontario pulp mill and related woodlands operations (“Terrace Bay”) to certain affiliates of Buchanan Forest Products, Ltd. (“Buchanan”).  Buchanan assumed responsibility for substantially all liabilities related to the future operation of Terrace Bay.  At closing, Neenah Canada retained pension and long-term disability obligations for current and former mill employees and postretirement medical and life insurance obligations for current retirees. During the first quarter of 2008, Neenah Canada paid approximately $5.0 million to settle litigation related to the reduction and/or elimination of certain retiree benefits following Neenah Canada’s transfer of Terrace Bay to Buchanan.  In conjunction with the settlement, Neenah Canada agreed to continue certain retiree life insurance benefits at a reduced rate in the future.  As a result of the settlement, for the three months ended March 31, 2008, Neenah Canada recorded a curtailment gain of approximately $4.3 million which is recorded in Other income-net on the condensed consolidated statement of operations.

The Company recognized gains of $0.2 million from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) for each of the three months ended March 31, 2009 and 2008.  For the three months ended March 31, 2008, approximately $1.0 million of such gains related to the operations of the Pictou Mill and are recorded in loss from discontinued operations on the condensed consolidated statements of operations.  For the three months ended March 31, 2008, the Company realized gains on foreign currency forward exchange contracts of approximately $0.5 million.  All such foreign currency forward exchange contracts gains related to the operations of the Pictou Mill and are recorded in loss from discontinued operations on the condensed consolidated statements of operations.

The following table presents the components of “Other income — net” on the condensed consolidated statement of operations:

	Three Months Ended March 31,
	2009	2008
Terrace Bay employee benefits	$0.2	$(5.0)
Loss on property disposals	0.3	—
Gains on foreign currency forward exchange contracts	—	(0.5)
Gains from foreign currency transactions	(0.2)	(0.2)
Miscellaneous other income	(1.0)	(0.6)
Other income - net	(0.7)	(6.3)
Less: Amounts related to discontinued operations	—	(1.4)
Other income - net related to continuing operations	$(0.7)	$(4.9)

Note 6. Supplemental Balance Sheet Data

The following presents inventories by major class:

	March 31, 2009	December 31, 2008
Inventories by major class:
Raw materials	$17.8	$21.8
Work in progress	12.7	13.0
Finished goods	50.3	59.0
Supplies and other	3.9	3.0
	84.7	96.8
Adjust FIFO inventories to LIFO cost	(5.2)	(8.2)
Total	$79.5	$88.6

The FIFO values of total inventories valued on the LIFO method were $62.6 million and $66.5 million at March 31, 2009 and December 31, 2008, respectively.

	March 31, 2009	December 31, 2008
Summary of Property, Plant and Equipment — Net
Land and land improvements	$23.0	$23.9
Buildings	97.9	99.9
Machinery and equipment	435.8	439.1
Construction in progress	8.3	12.5
Property, plant and equipment, at cost	565.0	575.4
Less accumulated depreciation and depletion	265.1	259.2
Net Property, Plant and Equipment	$299.9	$316.2

Depreciation expense for the three months ended March 31, 2009 and 2008 was $7.5 million and $10.6 million (including $1.9 million related to discontinued operations), respectively. On January 1, 2009, the Company changed the estimated useful life of its Enterprise Resource Planning software from five years to eight years to more accurately reflect its expected future utilization of the software.  The change in the estimated useful life reduced depreciation expense for the three months ended March 31, 2009 by approximately $0.5 million or $0.02 per diluted share and is expected to reduce depreciation expense for the year ended December 31, 2009 by $1.9 million or $0.08 per diluted share.

Note 7. Debt

Long-term debt consisted of the following:

	March 31, 2009	December 31, 2008
Senior Notes (7.375% fixed rate) due November 2014	$225.0	$225.0
Revolving bank credit facility (variable rates) due November 2010	85.0	101.1
Term Loan (variable rates) due November 2010	6.0	7.2
Neenah Germany project financing (3.8% fixed rate) due in 16 equal semi-annual installments beginning June 2009	13.3	14.0
Neenah Germany revolving line of credit (variable rates) due November 2009	11.3	17.3
Total debt	340.6	364.6
Less: Debt payable within one year	18.0	24.1
Long-term debt	$322.6	$340.5

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

In May 2008, the Company entered into the Sixth Amendment to the Initial Credit Agreement (the “Sixth Amendment”). In the Sixth Amendment, the Lenders consented to consummation of the sale of the Pictou Mill. As of March 31, 2009, the Initial Credit Agreement (as amended the “Amended Credit Agreement”) provides for a secured revolving credit facility (the “Revolver”) to provide for borrowings of up to $210 million. The Company’s ability to borrow under the Revolver is limited to the lowest of (a) $210 million, (b) the Company’s borrowing base (as determined in accordance with the Amended Credit Agreement), and (c) the applicable cap on the amount of “credit facilities” under the indenture for the Senior Notes. The Amended Credit Agreement is currently scheduled to terminate on November 30, 2010.

The weighted-average interest rate on outstanding Revolver borrowings as of March 31, 2009 and December 31, 2008 was 2.5 percent per annum and 3.6 percent per annum, respectively. Borrowing availability under the Revolver is reduced by outstanding letters of credit and reserves for certain other items as defined in the Amended Credit Agreement. Availability under the Amended Credit Agreement will fluctuate over time depending on the value of the Company’s inventory, receivables and various capital assets. As of March 31, 2009, the Company had approximately $1.6 million of letters of credit outstanding and $62.2 million of borrowing availability under the Revolver. As of March 31, 2009, the Company had approximately $85.0 million in outstanding Revolver borrowings of which approximately $22.5 million are due within the next 12-months.  The Company has the ability and intent to refinance such borrowings and therefore has excluded these amounts from current liabilities.

The Amended Credit Agreement contains events of default customary for financings of this type, including failure to pay principal or interest, materially false representations or warranties, failure to observe covenants and other terms of the Amended Credit Agreement, cross-defaults to other indebtedness, bankruptcy, insolvency, various ERISA violations, the incurrence of material judgments and changes in control. As of March 31, 2009, no events of default had occurred.

Term Loan

In March 2007, the Company entered into an agreement by and among the Company, certain of its subsidiaries and JP Morgan Chase Bank, N.A. (the “Term Loan Agreement”) to borrow up to $25 million (the “Term Loan”). The weighted-average interest rate on outstanding Term Loan borrowings as of March 31, 2009 and December 31, 2008, was 2.3 percent per annum and 3.6 percent per annum, respectively. Borrowings under the Term Loan are being repaid in equal quarterly installments which began in November 2007.  As of March 31, 2009, required Term Loan amortization payments are $1.25 million per quarter.  Any remaining amounts outstanding under the Term Loan are due and payable upon termination of the Term Loan Agreement, currently scheduled to occur in November 2010.

Other Financing

In December 2006, Neenah Germany entered into an agreement with HypoVereinsbank and IKB Deutsche Industriebank AG (the “Lenders”) to provide €10.0 million of project financing for the construction of a saturator and the financing matures in December 2016.  As of March 31, 2009, €10.0 million ($13.3 million, based on exchange rates at March 31, 2009) was outstanding under this agreement.

Neenah Germany has an unsecured revolving line of credit (the “Line of Credit”) with HypoVereinsbank that provides for borrowings of up to €15 million for general corporate purposes.  The Line of Credit matures on November 30, 2009.  The weighted-average interest rate on outstanding Line of Credit borrowings as of March 31, 2009 and December 31, 2008 was 3.2 percent and 5.7 percent per annum, respectively.  As of March 31, 2009, the Company had €8.6 million ($11.3 million, based on exchange rates at March 31, 2009) outstanding under the Line of Credit and €6.4 million ($8.6 million, based on exchanges rates at March 31, 2009) of available credit.

Note 8.  Pension and Other Postretirement Benefits

Pension Plans

Substantially all active employees of the Company’s U.S. paper operations participate in defined benefit pension plans and/or defined contribution retirement plans. Neenah Germany has defined benefit plans designed to provide a monthly pension upon retirement for all its employees in Germany. There is no legal or governmental obligation to fund Neenah Germany’s benefit plans and as such the plans are currently unfunded.

In conjunction with the sale of the Pictou Mill, Northern Pulp assumed responsibility for all pension and other postretirement benefit obligations for active and retired employees of the mill.  The Company accounted for the transfer of these liabilities as a settlement of postretirement benefit obligations pursuant to Statement of Financial Accounting Standards  No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.

The following table presents the components of net periodic benefit cost:

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended March 31,
	2009	2008	2009	2008
Service cost	$1.2	$2.0	$0.5	$0.6
Interest cost	3.5	6.0	0.6	0.7
Expected return on plan assets (a)	(2.8)	(6.8)	—	—
Recognized net actuarial loss	0.4	0.6	—	0.2
Amortization of prior service cost (credit)	—	0.5	0.1	(1.3)
Amount of curtailment gain recognized	—	—	—	(4.3)
Net periodic benefit cost (credit)	2.3	2.3	1.2	(4.1)
Less: Costs related to discontinued operations (b)	—	0.9	—	0.3
Net periodic benefit cost (credit) related to continuing operations	$2.3	$1.4	$1.2	$(4.4)

(a)                The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

(b)               For the three months ended March 31, 2008, pension and other postretirement benefit costs for the Pictou Mill and the Woodlands are reported as results of discontinued operations on the condensed consolidated statements of operations

The Company expects to make pension contributions of approximately $9 million in 2009. For the three months ended March 31, 2009, the Company made pension contributions of approximately $1.8 million.  In addition, Neenah Germany expects to pay approximately $1.6 million (based on exchange rates at March 31, 2009) for pension benefits in 2009. Neenah Germany made approximately $0.3 million of such pension benefit payments during the three months ended March 31, 2009.

Note 9.  Stock Compensation Plan

The Company established the 2004 Omnibus Stock and Incentive Plan (the “Omnibus Plan”) in December 2004. The Company reserved 3,500,000 shares of $0.01 par value common stock (“Common Stock”) for issuance under the Omnibus Plan. Pursuant to the terms of the Omnibus Plan, the compensation committee of the Company’s Board of Directors may grant various types of equity-based compensation awards, including incentive and nonqualified stock options, stock appreciation rights, restricted stock, RSUs, restricted stock units with performance conditions (“Performance Shares”) and performance units, in addition to certain cash-based awards. All grants under the Omnibus Plan will be made at fair market value and no grant may be repriced. In general, the options expire ten years from the date of grant and vest over a three-year service period. As of March 31, 2009, approximately 2,300,000 shares of Common Stock (based on the closing market price for Common Stock at March 31, 2009) were reserved for future issuance under the Omnibus Plan.  The Company accounts for stock-based compensation pursuant to the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).

Valuation and Expense Information

Substantially all stock-based compensation expense is recorded in selling, general and administrative expenses on the condensed consolidated statements of operations.  The following table summarizes stock-based compensation expense and related income tax benefits for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
Stock-based compensation expense	$1.0	$1.3
Income tax benefit	(0.3)	(0.5)
Stock-based compensation, net of income tax benefit	$0.7	$0.8

The following table summarizes total compensation costs related to the Company’s equity awards and amounts recognized in the three months ended March 31, 2009.

		Stock Options	Restricted Stock
Unrecognized compensation cost — December 31, 2008		$1.5	$1.6
Add:	Grant date fair value current year grants	0.7	1.6
Less:	Compensation expense recognized	0.5	0.5
Unrecognized compensation cost — March 31, 2009		$1.7	$2.7

Expected amortization period (in years)		1.9	2.0

 Stock Options

During the three months ended March 31, 2009, the Company awarded nonqualified stock options to Long-Term Incentive Plan (the “LTIP”) participants to purchase 350,600 shares of common stock (subject to forfeiture due to termination of employment and other conditions).  For the three months ended March 31, 2009, the weighted-average exercise price of such nonqualified stock option awards was $7.41 per share. The exercise price of the options was equal to the market price of the Company’s common stock on the date of grant.  In general, the options expire in ten years and one-third vest on each of the first three anniversaries of the date of grant.  The weighted-average grant date fair value for stock options granted during the three months ended March 31, 2009 was $2.06 per share and was estimated using the Black-Scholes option valuation model with the following assumptions:

Three Months Ended March 31, 2009
Expected life in years	5.9
Risk free interest rate	2.0%
Volatility	47.8%
Dividend yield	5.4%

The expected term was estimated based upon historical data for Kimberly-Clark stock option awards. The expected volatility was based on the Company’s historical stock price performance.  The risk-free interest rate was based on the yield on U.S. Treasury bonds with a remaining term approximately equivalent to the expected term of the stock option award.  Forfeitures were estimated at the date of grant.

During the three months ended March 31, 2009, the Company converted approximately 1,102,000 outstanding non-qualified stock options with an exercise price in excess of $25.00 per share to an equal number of SARs with exercise prices equal to the price of the stock options converted. Upon exercise, the holder of an SAR will receive shares of Common Stock equal to  the number of SARs exercised multiplied by a fraction where the numerator equals the appreciation in the market price for the Company’s common stock from the date of grant to the time of exercise and the denominator is equal to the market price for the Company’s common stock at the time of exercise. The SARs can only be settled for shares of common stock and the Company will not receive any cash proceeds upon exercise.  All other contractual terms of the SARs were unchanged from those of the stock options converted.  At the date of conversion the fair value of the SARs was equal to the fair value of the stock options exchanged.  As a result, the Company did not recognize any additional compensation expense due to the conversion.

No stock options were exercised during the three months ended March 31, 2009 and 2008. The aggregate intrinsic value of approximately 1,280,000 and 1,207,000 stock options that were exercisable at March 31, 2009 and December 31, 2008, respectively, was zero.

The aggregate grant date fair value of stock options and SARs that vested during the three months ended March 31, 2009, was $0.9 million. As of March 31, 2009, certain participants met age and service requirements that allowed their options to qualify for accelerated vesting upon retirement. As of March 31, 2009, LTIP participants held options to purchase 210,000 shares of common stock that would have been exercisable if they had retired as of such date. The aggregate grant date fair value of options subject to accelerated vesting was $1.1 million. Stock options subject to accelerated vesting for expense recognition become exercisable according to the contract terms of the stock option grant.

As of March 31, 2009, the aggregate intrinsic value of 1,936,000 stock options or SARs that were vested or expected to vest was zero.  The weighted-average grant date fair value of such stock options was $9.51 per share. As of December 31, 2008, the weighted-average grant date fair value and aggregate intrinsic value of 1,619,000 stock options that were vested or expected to vest was $11.10 per share and zero, respectively.

As of March 31, 2009, the Company has approximately 460,000 unvested stock options with a weighted-average grant date fair value of $5.06 per share. As of December 31, 2008, approximately 415,000 unvested stock options were outstanding with a weighted-average grant date fair value of $6.98 per share.

Performance Shares

During the three months ended March 31, 2009, the Company made a target award of 215,800 Performance Shares to LTIP participants. The measurement period for the Performance Shares is January 1, 2009 through December 31, 2011. Common stock equal to between 30 percent and 250 percent of the performance share target will be awarded based on the Company’s growth in earnings before interest, taxes, depreciation and amortization (“EBITDA”) minus a capital charge and total return to shareholders relative to a peer group of companies and the Russell 2000® Value small cap index. The weighted-average grant date fair value for the Performance Shares was $7.49 per share (which represents the grant date market price of the Company’s common stock of $7.41 per share multiplied by the probability weighted expected payout of approximately 1.01 shares of common stock for each Performance Share) and was estimated using a “Monte Carlo” simulation technique. Compensation cost is recognized pro rata over the vesting period.

Note 10.  Goodwill and Other Intangible Assets

The following table presents changes in the carrying amount of goodwill for the three months ended March 31, 2009.  All of such goodwill is reported in the Technical Products segment.

Balance at December 31, 2008	$43.8
Foreign currency translation	(2.3)

Balance at March 31, 2009	$41.5

The following table presents the gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization.

	March 31, 2009		December 31, 2008
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets
Customer based intangibles	$14.1	$(2.4)	$15.2	$(2.3)
Trade names and trademarks	5.8	(1.3)	6.5	(1.3)
Acquired technology	1.1	(0.3)	1.1	(0.2)
Total	21.0	(4.0)	22.8	(3.8)
Unamortizable intangible assets:
Trade names	9.9	—	9.7	—

Total	$30.9	$(4.0)	$32.5	$(3.8)

The decrease in the gross amount of intangible assets at March 31, 2009 is due to the effect of foreign currency translation.  Estimated annual amortization expense for each of the next five years is approximately $2.0 million.

Note 11.  Contingencies and Legal Matters

Litigation

In February 2007, certain former employees of Neenah Canada who were previously employed in Neenah Canada’s Longlac woodlands operations brought suit against the Company and Neenah Canada in the Ontario (Canada) Superior Court of Justice for damages. The plaintiffs claim to have suffered from an alleged wrongful termination of employment by Neenah Canada occurring on or about August 21, 2006. Eagle Logging Inc. (the purchaser of Neenah Canada’s Longlac woodlands assets on August 29, 2006), TBPI (the purchaser of Neenah Canada’s Terrace Bay pulp mill, collectively, the “Buchanan Entities”), Buchanan Forest Products Ltd., Lucky Star Holdings Inc. (each affiliates of Eagle Logging Inc. and TBPI), Kimberly-Clark Corporation and Kimberly-Clark Inc. have also been named in the lawsuit. The lawsuit seeks damages for severance and notice pay under Ontario law, as well as damages for wrongful termination, breach of contract, conspiracy and punitive damages, among other things. Eagle Logging Inc. and certain affiliated companies have agreed to indemnify and hold the Company and Neenah Canada harmless from claims and damages arising from the termination of woodlands employees prior to the acquisition of Neenah Canada’s woodlands assets by Eagle Logging Inc. in 2006.  The Buchanan Entities, Neenah Canada and the Company have entered into a settlement agreement with the plaintiffs which settles and discharges the above-referenced litigation. It is expected that the settlement will be concluded in the second quarter of 2009. Since Neenah Canada and the Company have indemnifications from the Buchanan Entities, the settlement of this action is not expected to have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

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

Indemnifications

In connection with the sale of the Pictou Mill, Northern Pulp assumed responsibility for the Pulp Supply Agreement with Kimberly-Clark which requires Northern Pulp to supply and Kimberly-Clark to purchase 384,000 metric tons of pulp from the Pictou Mill through 2010. The prices at which Northern Pulp sells pulp to Kimberly-Clark under the Pulp Supply Agreement reflect a discount from published industry index prices.  The commitments under the Pulp Supply Agreement are structured as supply-or-pay and take-or-pay arrangements. The Company has guaranteed certain obligations under the Pulp Supply Agreement; however, in the event that Northern Pulp and Kimberly-Clark enter into an amended agreement or make other material changes to the Pulp Supply Agreement, the Company’s guarantee obligations cease.  Accordingly, if Northern Pulp does not supply the specified minimums and is not excused from supplying those amounts under the Pulp Supply Agreement, the Company may become obligated to pay Kimberly-Clark for the shortfall based on the difference between the contract price and any higher price that Kimberly-Clark pays to purchase the pulp, plus 10 percent of that difference.  The Company believes that Northern Pulp and Kimberly-Clark entered into a new pulp supply agreement in January 2009, thereby terminating its guarantee obligations.

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

Hourly employees at the Ripon paper mill are represented by a local of the Association of Western Pulp and Paper Workers (“Western Pulp and Paper Workers”) pursuant to a collective bargaining agreement that expires on April 30, 2010. The Company announced the closure of the Ripon paper mill on May 8, 2009 and will engage in bargaining with the Western Pulp and Paper Workers over the effects of the closure. See Note 14, “Subsequent Event.”

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

Note 12.  Business Segment Information

The Company reports its operations in two segments: Fine Paper and Technical Products. The Fine Paper business is a leading producer of premium writing, text, cover and specialty papers. The Technical Products business is a leading producer of filtration media, durable, saturated and coated substrates for a variety of end uses, and nonwoven wall coverings.  Each segment employs different technologies and marketing strategies.  Disclosure of segment information is on the same basis that management uses internally for evaluating segment performance and allocating resources.  Transactions between segments are executed at market prices and such transactions are eliminated in consolidation. The costs of shared services, and other administrative functions managed on a common basis, are allocated to the segments based on usage, where possible, or other factors based on the nature of the activity.  General corporate expenses that do not directly support the operations of the business segments are shown as Unallocated corporate costs.

The following table summarizes the net sales, operating income (loss) and total assets for each of the Company’s business segments.

	Three Months Ended March 31,
	2009	2008
Net sales
Fine Paper	$64.8	$97.0
Technical Products	69.3	108.6
Consolidated	$134.1	$205.6

	Three Months Ended March 31,
	2009	2008
Operating income (loss)
Fine Paper	$8.6	$10.0
Technical Products	(0.6)	8.1
Unallocated corporate costs	(3.1)	(0.2)
Consolidated	$4.9	$17.9

	March 31, 2009	December 31, 2008
Total Assets
Fine Paper	$183.2	$186.6
Technical Products	338.4	366.6
Assets held for sale - discontinued operations	3.4	3.3
Corporate and other	114.4	128.1
Total	$639.4	$684.6

Note 13.  Condensed Consolidating Financial Information

Neenah Paper Michigan, Inc., Neenah Paper Fox FR, LLC, Neenah Paper Fox FVC, Inc., Neenah Paper Company of Canada, Neenah Paper International Holding Company, LLC and Neenah Paper International, LLC, (the “Guarantor Subsidiaries”) guarantee the Company’s Senior Notes. The Guarantor Subsidiaries are 100 percent owned by the Company and all guarantees are full and unconditional.  The following condensed consolidating financial information is presented in lieu of consolidated financial statements for the Guarantor Subsidiaries as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2009

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$61.7	$24.6	$47.8	$—	$134.1
Cost of products sold	46.3	21.5	45.8	—	113.6
Gross profit	15.4	3.1	2.0	—	20.5
Selling, general and administrative expenses	10.7	2.6	3.0	—	16.3
Other (income) expense - net	(0.2)	0.5	(1.0)	—	(0.7)
Operating income	4.9	—	—	—	4.9
Equity in losses of subsidiaries	0.4	—	—	(0.4)	—
Interest expense-net	5.2	0.2	0.3	—	5.7
Income (loss) from continuing operations before income taxes	(0.7)	(0.2)	(0.3)	0.4	(0.8)
Provision (benefit) for income taxes	(0.1)	0.9	(0.9)	—	(0.1)
Income (loss) from continuing operations	(0.6)	(1.1)	0.6	0.4	(0.7)
Income from discontinued operations, net of income tax provision	—	0.1	—	—	0.1
Net income (loss)	$(0.6)	$(1.0)	$0.6	$0.4	$(0.6)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2008

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$58.2	$73.1	$74.3	$—	$205.6
Cost of products sold	42.6	65.0	63.8	—	171.4
Gross profit	15.6	8.1	10.5	—	34.2
Selling, general and administrative expenses	13.1	3.9	4.2	—	21.2
Other (income) expense - net	(0.4)	(4.8)	0.3	—	(4.9)
Operating income	2.9	9.0	6.0	—	17.9
Equity in losses of subsidiaries	71.5	—	—	(71.5)	—
Interest expense-net	5.4	0.5	0.3	—	6.2
Income (loss) from continuing operations before income taxes	(74.0)	8.5	5.7	71.5	11.7
Provision (benefit) for income taxes	(1.1)	3.3	1.0	—	3.2
Income (loss) from continuing operations	(72.9)	5.2	4.7	71.5	8.5
Loss from discontinued operations, net of income tax benefit	—	(81.4)	—	—	(81.4)
Net income (loss)	$(72.9)	$(76.2)	$4.7	$71.5	$(72.9)

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2009

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$4.3	$1.0	$0.8	$—	$6.1
Accounts receivable, net	21.5	12.5	26.9	—	60.9
Inventories	45.4	11.6	22.5	—	79.5
Income taxes receivable	0.2	—	—	—	0.2
Deferred income taxes	(1.1)	54.3	—	—	53.2
Intercompany amounts receivable	69.3	46.1	—	(115.4)	—
Prepaid and other current assets	5.1	5.0	5.0	—	15.1
Assets held for sale—discontinued operations	—	3.2	—	—	3.2
Total current assets	144.7	133.7	55.2	(115.4)	218.2
Property, plant and equipment, at cost	261.1	113.7	190.2	—	565.0
Less accumulated depreciation	172.4	63.1	29.6	—	265.1
Property, plant and equipment — net	88.7	50.6	160.6	—	299.9
Investments In Subsidiaries	273.9	—	—	(273.9)	—
Deferred Income Taxes	11.2	30.1	—	—	41.3
Goodwill	—	—	41.5	—	41.5
Intangible Assets—net	3.0	—	23.9	—	26.9
Other Assets	6.4	—	5.2	—	11.6
TOTAL ASSETS	$527.9	$214.4	$286.4	$(389.3)	$639.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$5.0	$—	$13.0	$—	$18.0
Accounts payable	14.6	5.0	14.6	—	34.2
Intercompany amounts payable	46.4	69.0	—	(115.4)	—
Accrued expenses	19.2	8.1	6.7	—	34.0
Total current liabilities	85.2	82.1	34.3	(115.4)	86.2
Long-term Debt	311.0	—	11.6	—	322.6
Deferred Income Taxes	—	—	23.2	—	23.2
Noncurrent Employee Benefits and Other	32.5	44.2	31.5	—	108.2
TOTAL LIABILITIES	428.7	126.3	100.6	(115.4)	540.2
STOCKHOLDERS’ EQUITY	99.2	88.1	185.8	(273.9)	99.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$527.9	$214.4	$286.4	$(389.3)	$639.4

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2008

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$1.9	$1.1	$0.3	$—	$3.3
Accounts receivable, net	22.4	12.9	27.9	—	63.2
Inventories	45.8	11.2	31.6	—	88.6
Income taxes receivable	11.2	—	—	—	11.2
Deferred income taxes	(0.9)	54.2	—	—	53.3
Intercompany amounts receivable	69.6	55.6	—	(125.2)	—
Prepaid and other current assets	5.5	5.4	8.1	—	19.0
Assets held for sale—discontinued operations	—	3.3	—	—	3.3
Total current assets	155.5	143.7	67.9	(125.2)	241.9
Property, plant and equipment, at cost	261.7	113.4	200.3	—	575.4
Less accumulated depreciation	169.1	62.1	28.0	—	259.2
Property, plant and equipment — net	92.6	51.3	172.3	—	316.2
Investments In Subsidiaries	300.2	—	—	(300.2)	—
Deferred Income Taxes	9.8	32.1	0.1	—	42.0
Goodwill	—	—	43.8	—	43.8
Intangible Assets—net	3.0	—	25.7	—	28.7
Other Assets	6.8	0.1	5.1	—	12.0
TOTAL ASSETS	$567.9	$227.2	$314.9	$(425.4)	$684.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$5.0	$—	$19.1	$—	$24.1
Accounts payable	17.4	3.2	20.0	—	40.6
Intercompany amounts payable	55.6	69.6	—	(125.2)	—
Accrued expenses	17.6	8.6	6.1	—	32.3
Total current liabilities	95.6	81.4	45.2	(125.2)	97.0
Long-term Debt	328.3	—	12.2	—	340.5
Deferred Income Taxes	—	—	25.4	—	25.4
Noncurrent Employee Benefits and Other Obligations	33.6	44.3	33.4	—	111.3
TOTAL LIABILITIES	457.5	125.7	116.2	(125.2)	574.2
STOCKHOLDERS’ EQUITY	110.4	101.5	198.7	(300.2)	110.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$567.9	$227.2	$314.9	$(425.4)	$684.6

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2009

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income (loss)	$(0.6)	$(1.0)	$0.6	$0.4	$(0.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	3.9	1.1	3.4	—	8.4
Stock-based compensation	1.0	—	—	—	1.0
Deferred income tax provision (benefit)	—	0.5	(0.9)	—	(0.4)
Loss on asset dispositions	—	0.3	—	—	0.3
Decrease in working capital	12.6	2.2	6.5	—	21.3
Equity in losses of subsidiaries	0.4	—	—	(0.4)	—
Pension and other postretirement benefits	(0.5)	0.5	(0.3)	—	(0.3)
Other	0.1	(0.4)	—	—	(0.3)
NET CASH PROVIDED BY OPERATING ACTIVITIES	16.9	3.2	9.3	—	29.4
INVESTING ACTIVITIES
Capital expenditures	(1.5)	(0.4)	(0.9)	—	(2.8)
Other	0.8	(0.6)	(0.4)	—	(0.2)
NET CASH USED IN INVESTING ACTIVITIES	(0.7)	(1.0)	(1.3)	—	(3.0)
FINANCING ACTIVITIES
Repayments of long-term debt	(17.3)	—	—	—	(17.3)
Short-term borrowings	—	—	0.6	—	0.6
Repayments of short-term debt	—	—	(5.4)	—	(5.4)
Cash dividends paid	(1.5)	—	—	—	(1.5)
Intercompany transfers - net	5.0	(2.3)	(2.7)	—	—
NET CASH USED IN FINANCING ACTIVITIES	(13.8)	(2.3)	(7.5)	—	(23.6)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2.4	(0.1)	0.5	—	2.8
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1.9	1.1	0.3	—	3.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4.3	$1.0	$0.8	$—	$6.1

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2008

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income (loss)	$(72.9)	$(76.2)	$4.7	$71.5	$(72.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	3.8	3.8	4.0	—	11.6
Stock-based compensation	1.1	0.1	0.1	—	1.3
Deferred income tax benefit	(0.6)	(29.0)	(0.3)	—	(29.9)
Gain on curtailment of postretirement benefit plan	—	(4.3)	—	—	(4.3)
Asset impairment loss	—	90.5	—	—	90.5
Estimated loss on disposal of the Pictou Mill	—	39.5	—	—	39.5
Gain on asset dispositions	(0.1)	—	—	—	(0.1)
Increase in working capital, net of effects of acquisition	(11.5)	(15.8)	(10.2)	—	(37.5)
Equity in losses of subsidiaries	71.5	—	—	(71.5)	—
Pension and other postretirement benefits	(0.5)	(7.9)	0.6	—	(7.8)
Other	(0.1)	(0.7)	—	—	(0.8)
NET CASH USED IN OPERATING ACTIVITIES	(9.3)	—	(1.1)	—	(10.4)
INVESTING ACTIVITIES
Capital expenditures	(4.0)	(1.4)	(1.7)	—	(7.1)
Other	—	1.0	—	—	1.0
NET CASH USED IN INVESTING ACTIVITIES	(4.0)	(0.4)	(1.7)	—	(6.1)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	21.1	—	—	—	21.1
Short-term borrowings	—	—	5.6	—	5.6
Share purchases	(9.6)	—	—	—	(9.6)
Cash dividends paid	(1.5)	—	—	—	(1.5)
Intercompany transfers - net	2.4	0.5	(2.9)	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	12.4	0.5	2.7	—	15.6
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(0.9)	0.1	(0.1)	—	(0.9)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	(0.9)	2.8	0.5	—	2.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$(1.8)	$2.9	$0.4	$—	$1.5

Note 14.  Subsequent Event

On May 8, 2009, the Company announced plans to permanently close its fine paper mill located in Ripon, California (“Ripon”). Operations at Ripon, which has one paper machine with annual capacity of approximately 35,000 tons, will be phased out in an orderly manner over the next two months. Production previously made at Ripon will be absorbed by the Company’s other premium fine paper mills.

The closure is expected to result in a pre-tax charge of approximately $17 million in the second quarter comprised of $6 million in non-cash expenses, primarily for the write-down of production assets at Ripon, and $11 million related to cash payments for contract terminations, severances and other employee costs. Approximately $7 million would be paid in 2009, with the remaining payments in 2010 and beyond. These amounts are preliminary estimates, and the actual amounts and timing of such costs may vary materially as the closure plans are finalized and implemented.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our financial position as of March 31, 2009 and our results of operations for the three months ended March 31, 2009 and 2008. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” “Neenah” or the “Company” are intended to mean Neenah Paper, Inc. and its consolidated subsidiaries. (Tabular amounts in millions, except as noted)

Executive Summary

Strategic Initiatives

During the previous three years, we completed several complementary initiatives in line with our strategy to transition to a premium fine paper and technical products company.  In 2006 and 2007, we sold 500,000 acres of woodlands in Nova Scotia, divested our Terrace Bay pulp operations, acquired the German technical and specialty paper business of FiberMark, Inc. and purchased Fox Valley Corporation and its subsidiary, Fox River Paper Company, LLC (collectively, “Fox River”). In February 2008, we committed to a plan to sell the Pictou Mill and the Woodlands.  In June 2008, Neenah Canada sold the Pictou Mill to Northern Pulp, which assumed responsibility for all of the assets and liabilities associated with the Pictou Mill.

In conjunction with the sale of the Pictou Mill, we entered into a stumpage agreement (the “Stumpage Agreement”) which allows Northern Pulp to harvest an average of approximately 400,000 metric tons of softwood timber annually from the Woodlands at market prices.  An agreement to sell the Woodlands will be subject to the terms of the Stumpage Agreement.

We believe it is probable that a sale of the Woodlands will occur within twelve months.  We expect to recognize a substantial gain on the sale of the Woodlands. Upon consummation of the sale of the Woodlands, we will have completely divested our pulp manufacturing operations and the revenues of our remaining businesses will be almost evenly divided between fine paper and technical products. In addition, we will have significantly changed the profile of our company by eliminating our pulp operations in favor of higher growth, more profitable and less capital-intensive specialty paper businesses.

Results of Continuing Operations

For the three months ended March 31, 2009, our consolidated net sales decreased approximately $71 million from the prior year period to $134.1 million. The decrease was primarily due to lower volumes as a result of substantially reduced market demand in the first quarter of 2009 due to continued global economic weakness.  Our consolidated operating income of $4.9 million for the three months ended March 31, 2009 decreased $13.0 million compared to the prior year primarily due to lower volumes and a commensurate reduction in paper machine operating schedules to control inventory.  These unfavorable factors were only partially offset by lower manufacturing input costs, reduced spending due to initiatives to control operating costs and higher average selling prices.

We have not observed any significant reduction in the ability of our customers to make payments in a timely manner or in the ability of our vendors to provide products and services due to the availability of credit.  However, there can be no assurance that our customers or vendors will not experience such problems.

Results of Discontinued Operations

For the three months ended March 31, 2009, timber sales to Northern Pulp pursuant to the Stumpage Agreement resulted in net sales from discontinued operations of $0.8 million.  Net sales of discontinued operations for the three months ended March 31, 2008 were $50.8 million primarily from pulp sales at the Pictou Mill.

For the three months ended March 31, 2009, we recognized pre-tax income from discontinued operations of $0.2 million compared to a pre-tax loss of $131.8 million in the prior year period.  The pre-tax loss in the prior year period was primarily due to recognition of a non-cash charge of $90.5 million to write-off the long-lived assets of the Pictou Mill.  In addition, we recognized a pre-tax loss of $39.5 million for the estimated loss on disposal of the Pictou Mill.  Excluding the impairment charge and the estimated loss on disposal, the pre-tax loss from operations for the three months ended March 31, 2008 was $1.8 million.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, operating income and other information relevant to an understanding of our results of operations for the three months ended March 31, 2009 and 2008.

Analysis of Net Sales—Three months Ended March 31, 2009 and 2008

The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended March 31,
	2009	2008
Fine Paper	48%	47%
Technical Products	52%	53%
Total	100%	100%

The following table presents our net sales by segment for the periods indicated:

	Three Months Ended March 31,
	2009	2008
Fine Paper	$64.8	$97.0
Technical Products	69.3	108.6
Consolidated	$134.1	$205.6

Commentary:

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

	Change in Net Sales Compared to Prior Period
		Change Due To
	Total Change	Volume	Average Net Price	Currency
Fine Paper	$(32.2)	$(36.5)	$4.3	$—
Technical Products	(39.3)	(34.1)	1.9	(7.1)
Consolidated	$(71.5)	$(70.6)	$6.2	$(7.1)

Consolidated net sales of $134.1 million for the three months ended March 31, 2009 were $71.5 million lower than the prior year period primarily due to reduced volumes.

•     Net sales in our fine paper business of $64.8 million decreased $32.2 million or 33 percent primarily due to a 38 percent decrease in shipments. The lower volume reflected an unusually large decline in market demand for premium uncoated free sheet papers in the first quarter of 2009 due to both weaker economic conditions and inventory destocking by customers. The effect of lower volumes was only partly offset by higher average net selling prices resulting from the realization of price increases implemented in 2008 and a more favorable mix.

•     Net sales in our technical products business of $69.3 million decreased $39.3 million or 36 percent primarily due to a 31 percent decrease in shipments and unfavorable currency effects that were only partially offset by higher average net selling prices.  Lower sales volumes reflected both decreased market demand across all strategic business units due to weaker economic conditions and inventory destocking by customers. Average net selling prices increased due to pricing actions taken in 2008.

The following table sets forth line items from our condensed consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended March 31,
	2009	2008
Net sales	100.0%	100.0%
Cost of products sold	84.7	83.4
Gross profit	15.3	16.6
Selling, general and administrative expenses	12.1	10.3
Other income - net	(0.5)	(2.4)
Operating income	3.7	8.7
Interest expense-net	4.3	3.0
Income (loss) from continuing operations before income taxes	(0.6)	5.7
Provision (benefit) for income taxes	(0.1)	1.6
Income (loss) from continuing operations	(0.5)%	4.1%

Analysis of Operating Income—Three months Ended March 31, 2009 and 2008

The following table sets forth our operating income (loss) by segment for the periods indicated:

	Three Months Ended March 31,
	2009	2008
Fine Paper	$8.6	$10.0
Technical Products	(0.6)	8.1
Unallocated corporate costs	(3.1)	(0.2)
Consolidated	$4.9	$17.9

Commentary:

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

	Change in Operating Income (Loss) Compared to Prior Period
		Change Due To
	Total Change	Volume	Net Price (a)	Material Costs (b)	Currency	Other (c)
Fine Paper	$(1.4)	$(7.4)	$3.6	$2.7	$—	$(0.3)
Technical Products	(8.7)	(5.8)	1.6	0.4	(0.1)	(4.8)
Unallocated corporate costs	(2.9)	—	—	—	—	(2.9)
Consolidated	$(13.0)	$(13.2)	$5.2	$3.1	$(0.1)	$(8.0)

(a)    Includes changes in selling price and product mix.

(b)    Includes price changes for raw materials and energy.

(c)    Includes other materials, manufacturing labor, distribution, selling, general and administrative expenses and gains and losses on asset sales.

Consolidated operating income of $4.9 million for the three months ended March 31, 2009 decreased $13.0 million compared to 2008 primarily due to lower volumes and associated reductions in paper machine operating schedules to control inventory; that were only partially offset by lower manufacturing input costs, actions taken to reduce spending and higher average selling prices.

•     Operating income for our fine paper business decreased $1.4 million primarily due to lower volumes as a result of weaker economic conditions and higher manufacturing costs due to reduced paper machine utilization. The effects of lower volume and paper machine operating schedules, including the temporary idling of one paper machine,  were partially offset by lower manufacturing input costs, principally for hardwood pulp, lower operating and administrative spending due to cost reduction initiatives and higher average net selling prices due to the realization of price increases implemented in 2008.

•     Operating income for our technical products business decreased $8.7 million primarily due to lower volume and higher manufacturing costs resulting from reduced paper machine utilization. These unfavorable factors were partially offset by lower manufacturing input costs, principally for pulp and latex, lower operating and administrative spending due to cost reduction initiatives, and improved pricing due to the realization of price increases implemented in 2008.  As a result of certain longer term fixed price contracts for gas, coal and specialized pulp, we were unable to fully realize market price reductions for these input costs.

•     Unallocated corporate expenses increased by $2.9 million. Unallocated corporate expense for the three months ended March 31, 2008 included a gain of approximately $4.3 million related to the settlement of certain postretirement benefits we retained following the sale of our Terrace Bay pulp mill.  Excluding the effect of this gain, unallocated corporate expenses decreased $1.4 million due to the benefits of cost reduction initiatives implemented in 2009.

Additional Statement of Operations Commentary:

•     Selling, general and administrative (“SG&A”) expense of $16.3 million for the three months ended March 31, 2009 decreased $4.9 million from the prior year period primarily due to a reduction in controllable SG&A spending due to the benefits of cost reduction initiatives implemented in 2009. For the three months ended March 31, 2009, SG&A expense as a percentage of net sales was approximately 12 percent and was 1.8 percentage points higher than the prior year period as the benefits of lower spending were more than offset by the 35 percent decrease in net sales.

•     For the three months ended March 31, 2009 and 2008, we incurred $5.7 million and $6.2 million, respectively, of net interest expense (including $0.5 million of amortization of debt issuance costs in each period).  The decrease in net interest expense was due to lower average interest rates and lower average revolver borrowings.

•     For the three months ended March 31, 2009 and 2008, our effective income tax rate was approximately 13 percent and 27 percent, respectively.  The change in our effective tax rate for the three months ended March 31, 2009 from the prior year period was primarily due to the mix of pre-tax income between tax jurisdictions with different marginal tax rates.

Subsequent Event:

On May 8, 2009, we announced plans to permanently close our fine paper mill located in Ripon, California (“Ripon”). Operations at Ripon, which has one paper machine with annual capacity of approximately 35,000 tons, will be phased out in an orderly manner over the next two months. Production previously made at Ripon will be absorbed by our other premium fine paper mills.

The closure is expected to result in a pre-tax charge of approximately $17 million in the second quarter comprised of $6 million in non-cash expenses, primarily for the write-down of production assets at Ripon, and $11 million related to cash payments for contract terminations, severances and other employee costs. Approximately $7 million would be paid in 2009, with the remaining payments in 2010 and beyond. These amounts are preliminary estimates, and the actual amounts and timing of such costs may vary materially as the closure plans are finalized and implemented.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2009	2008
Net cash flow provided by (used in):
Operating activities	$29.4	$(10.4)
Investing activities:
Capital expenditures	(2.8)	(7.1)
Other investing activities	(0.2)	1.0
Total	(3.0)	(6.1)

Financing activities	(23.6)	15.6

Operating Cash Flow Commentary:

•     Cash provided by operating activities of $29.4 million for the three months ended March 31, 2009 was $39.8 million favorable to cash used in operating activities of $10.4 million in the prior year period. The favorable comparison to the prior year was due to a decrease in our investments in working capital in the current year, including the receipt of a refund of U.S. income taxes, partially offset by lower operating earnings (excluding non-cash items).

•                  For the three months ended March 31, 2009, we received approximately $10.9 million in refundable U.S. income taxes.  In addition, we do not expect to pay U.S. income taxes for the next three calendar years as a result of the utilization of net operating losses.

•     For the three months March 31, 2009, we made required pension contributions of approximately $1.8 million and expect to make total required pension contributions of approximately$9 million in calendar 2009.

Investing Commentary:

•     For the three months ended March 31, 2009, cash used in investing activities was $3.0 million, a decrease of $3.1 million versus the prior year period.  The decrease in cash used for investing activities was primarily due to a decrease of $4.3 million in capital spending.  We have aggregate planned capital expenditures for 2009 of approximately $10 million.  These capital expenditures are not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

Financing Commentary:

•     Our liquidity requirements are provided by cash generated from operations, short- and long-term borrowings and proceeds from asset sales. Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of March 31, 2009, we had $85.0 million outstanding under our revolving credit facility, outstanding letters of credit of $1.6 million and $62.2 million of available credit. In addition, we have €6.4 million ($8.6 million, based on exchanges rates at March 31, 2009) of available credit under our German revolving line of credit.

•     For the three months ended March 31, 2009, net repayments on our revolving credit facility and our German revolving line of credit were $16.1 million and $4.8 million, respectively. In addition, we repaid $1.2 million on the Term Loan.

•     We paid cash dividends of $0.10 per share or approximately $1.5 million for each of the three months ended March 31, 2009 and 2008.

•     For the three months ended March 31, 2009, cash and cash equivalents increased $2.8 million.

•     For the three months ended March 31, 2008, we paid approximately $9.4 million to purchase shares of common stock in connection with a reverse/forward split of issued and outstanding shares of common stock.

•     Our required debt payments through March 31, 2010 are $18.0 million.  Such payments include required amortization payments on our Term Loan and German construction financing of approximately $5.0 million and $1.6 million, respectively, and $11.4 million on our evergreen German unsecured revolving line of credit which we expect to rollover in November 2009.

Management believes that our ability to generate cash from operations and our borrowing capacity are adequate to fund working capital, capital spending and other cash needs for the next twelve months.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. We believe that the estimates, assumptions and judgments described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. The critical accounting policies used in the preparation of the consolidated financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regard to estimates used. These critical judgments relate to the timing of recognizing sales revenue, the recoverability of deferred income tax assets, pension benefits and future cash flows associated with impairment testing of long-lived assets. Actual results could differ from these estimates, and changes in these estimates are recorded when known. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition.  Except as described below, there has been no significant change in these policies, or the estimates used in the application of the policies, since December 31, 2008.

On January 1, 2009, we changed the estimated useful life of our Enterprise Resource Planning software from five years to eight years to more accurately reflect our expected future utilization of the software.  The change in the estimated useful life reduced depreciation expense for the three months ended March 31, 2009 by approximately $0.5 million or $0.02 per diluted share and is expected to reduce depreciation expense for the year ended December 31, 2009 by $1.9 million or $0.08 per diluted share.

Accounting Guidance Adopted in the Three Months Ended March 31, 2009

On January 1, 2009, the Company adopted FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company does not have any assets or liabilities measured at fair value that require disclosure under SFAS 157.

On January 1, 2009, the Company adopted FASB Staff Position 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP 141R-1”). FSP 141R-1 amends and clarifies SFAS No. 141 (revised 2007), Business Combinations, to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS 5, Accounting for Contingencies, to determine whether the contingency should be recognized at the acquisition date or after it. The Company will apply the guidance of FSP 141R-1 to all future acquisitions.

On January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires:

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

The adoption of SFAS 160 did not have a material effect on the Company’s results of operations or financial position.

On January 1, 2009, the Company adopted FASB Staff Position on EITF 03-6-1 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP 03-6-1”). FSP 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in FASB Statement No. 128, Earnings Per Share. For the three months ended March 31, 2009 and 2008, the Company’s adoption of FSP 03-6-1 resulted in an increase in weighted-average basic shares outstanding of 23 thousand shares and 33 thousand shares, respectively.

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

•  capital and credit market volatility, which have reached unprecedented levels in 2008 and 2009;

•  the competitive environment;

•  fluctuations in (i) commodity prices, (particularly for pulp, energy, latex), (ii) exchange rates (in particular changes in the U.S. dollar/Euro currency exchange rates) and (iii) interest rates;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

As of March 31, 2009, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Internal Controls over Financial Reporting

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, management’s assessment of our internal control over financial reporting identified the following material weakness in our internal controls over financial reporting:

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

 Remediation and Changes in Internal Controls

We have developed and implemented remediation plans to address our material weakness. During the three months ended March 31, 2009, the following remedial actions have been put in place:

•                  we have improved communications between our income tax service provider engaged to prepare and analyze our income tax provision and our management personnel responsible for reviewing and approving our income tax provision;

•                  our income tax service provider is utilizing additional quality control procedures and resources in the preparation and analysis of our income tax provision and income tax accounts; and

•                  we have expanded the number of management personnel utilized to test and review the tax strategies and assumptions supporting our income tax provision and income tax accounts.

As a result of the implementation of these processes, management believes that the condensed consolidated financial statements are fairly stated in all material respects as of and for the three months ended March 31, 2009.  Management is continuing to collect evidence of the effectiveness of the design and operation of our internal controls over financial reporting as it relates to accounting for income taxes before reaching a conclusion on whether the material weakness in accounting for income taxes has been remediated.

Other than as described above, there have not been any other changes in our internal control over financial reporting during the three months ended March 31, 2009, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

In February 2007, certain former employees of Neenah Canada who were previously employed in Neenah Canada’s Longlac woodlands operations brought suit against the Company and Neenah Canada in the Ontario (Canada) Superior Court of Justice for damages. The plaintiffs claim to have suffered from an alleged wrongful termination of employment by Neenah Canada occurring on or about August 21, 2006. Eagle Logging Inc. (the purchaser of Neenah Canada’s Longlac woodlands assets on August 29, 2006), TBPI (the purchaser of Neenah Canada’s Terrace Bay pulp mill, collectively, the “Buchanan Entities”), Buchanan Forest Products Ltd., Lucky Star Holdings Inc. (each affiliates of Eagle Logging Inc. and TBPI), Kimberly-Clark Corporation and Kimberly-Clark Inc. have also been named in the lawsuit. The lawsuit seeks damages for severance and notice pay under Ontario law, as well as damages for wrongful termination, breach of contract, conspiracy and punitive damages, among other things. Eagle Logging Inc. and certain affiliated companies have agreed to indemnify and hold the Company and Neenah Canada harmless from claims and damages arising from the termination of woodlands employees prior to the acquisition of Neenah Canada’s woodlands assets by Eagle Logging Inc. in 2006.  The Buchanan Entities, Neenah Canada and the Company have entered into a settlement agreement with the plaintiffs which settles and discharges the above-referenced litigation. It is expected that the settlement will be concluded in the second quarter of 2009. Since Neenah Canada and the Company have indemnifications from the Buchanan Entities, the settlement of this action is not expected to have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company

The Company is involved in certain legal actions and claims arising in the ordinary course of business. While the outcome of these legal actions and claims cannot be predicted with certainty, it is the opinion of management that the outcome of any such claim which is pending or threatened, either individually or on a combined basis, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities:

The following table contains information about our purchases of our equity securities for the three months ended March 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
January 1, 2009 — January 31, 2009	67	$9.00	—	—
February 1, 2009 — February 28, 2009	—	$—	—	—
March 1, 2009 — March 31, 2009	78	$3.38	—	—

Transactions represent the purchase of common shares from employees to satisfy tax withholding requirements upon the vesting of stock-based awards. None of these transactions were made in the open market. The average price paid is based upon the closing sales price on the New York Stock Exchange on the date of the transaction.

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

/s/ Larry N. Brownlee
Larry N. Brownlee
Vice President — Controller (Principal
Accounting Officer)

May 11, 2009