Form 10-Q
period 2009-06-30
Neenah Paper Inc
filed 2009-08-10
CIK 1296435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, there were approximately 14,655,000 shares of the Company’s common stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$135.2	$194.5	$269.3	$400.1
Cost of products sold	111.0	165.6	224.6	337.0
Gross profit	24.2	28.9	44.7	63.1
Selling, general and administrative expenses	16.6	17.6	32.9	38.8
Other (income) expense - net	0.1	(2.9)	(0.6)	(7.8)
Restructuring costs (Note 4)	18.0	—	18.0	—
Operating income (loss)	(10.5)	14.2	(5.6)	32.1
Interest expense - net	5.3	6.1	11.0	12.3
Income (loss) from continuing operations before income taxes	(15.8)	8.1	(16.6)	19.8
Provision (benefit) for income taxes (Note 7)	(7.2)	1.9	(7.3)	5.1
Income (loss) from continuing operations	(8.6)	6.2	(9.3)	14.7
Income (loss) from discontinued operations, net of income taxes	(0.1)	(30.6)	—	(112.0)
Net loss	$(8.7)	$(24.4)	$(9.3)	$(97.3)

Earnings (Loss) Per Common Share
Basic
Continuing operations	$(0.58)	$0.43	$(0.63)	$0.99
Discontinued operations	(0.01)	(2.10)	—	(7.61)
	$(0.59)	$(1.67)	$(0.63)	$(6.62)
Diluted
Continuing operations	$(0.58)	$0.42	$(0.63)	$0.99
Discontinued operations	(0.01)	(2.08)	—	(7.55)
	$(0.59)	$(1.66)	$(0.63)	$(6.56)

Weighted Average Common Shares Outstanding (in thousands)
Basic	14,652	14,591	14,651	14,707
Diluted	14,652	14,707	14,651	14,839
Cash Dividends Declared Per Share of Common Stock	$0.10	$0.10	$0.20	$0.20

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$5.4	$3.3
Accounts receivable (less allowances of $1.7 million and $1.7 million)	68.3	63.2
Inventories	73.0	88.6
Income taxes receivable	1.2	11.2
Deferred income taxes	54.9	53.3
Prepaid and other current assets	12.5	19.0
Assets held for sale (Note 8)	9.7	3.3
Total Current Assets	225.0	241.9
Property, Plant and Equipment, at cost	563.8	575.4
Less accumulated depreciation	272.7	259.2
Property, plant and equipment—net	291.1	316.2
Deferred Income Taxes	49.3	42.0
Goodwill	44.0	43.8
Intangible Assets—net	27.9	28.7
Other Assets	11.3	12.0

TOTAL ASSETS	$648.6	$684.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$17.6	$24.1
Accounts payable	34.5	40.6
Accrued salaries and employee benefits	15.9	16.6
Accrued income taxes	0.1	1.3
Accrued expenses	23.1	14.4
Total Current Liabilities	91.2	97.0
Long-term Debt	320.7	340.5
Deferred Income Taxes	23.8	25.4
Noncurrent Employee Benefits	107.7	107.8
Other Noncurrent Obligations	3.4	3.5
TOTAL LIABILITIES	546.8	574.2
Commitments and Contingencies (Note 13)
TOTAL STOCKHOLDERS’ EQUITY	101.8	110.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$648.6	$684.6

 See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES
Net loss	$(9.3)	$(97.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16.8	20.8
Stock-based compensation	1.8	2.0
Deferred income tax benefit	(8.0)	(56.8)
Gain on curtailment of postretirement benefit plan	—	(4.3)
Ripon Mill non-cash charges	6.7	—
Asset impairment loss	—	91.2
Loss on disposal - transfer of the Pictou Mill	—	29.7
Loss on disposal - transfer of the Pictou Mill postretirement benefit plans	—	53.7
Gain on asset dispositions	(0.1)	(2.9)
Decrease (increase) in working capital	23.5	(28.0)
Pension and other postretirement benefits	4.5	(6.5)
Other	(0.7)	(0.9)
NET CASH PROVIDED BY OPERATING ACTIVITIES	35.2	0.7
INVESTING ACTIVITIES
Capital expenditures	(4.2)	(17.8)
Payment in conjunction with transfer of the Pictou Mill	—	(2.7)
Proceeds from asset sales	—	3.2
Other	(0.3)	0.3
NET CASH USED IN INVESTING ACTIVITIES	(4.5)	(17.0)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	5.5	33.0
Repayments of long-term debt	(25.6)	(14.6)
Short-term borrowings	6.7	11.6
Repayments of short-term debt	(12.3)	(1.7)
Share purchases	—	(9.4)
Cash dividends paid	(2.9)	(3.0)
Other	—	(0.2)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(28.6)	15.7
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2.1	(0.6)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3.3	2.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5.4	$1.8
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest expense capitalized	$10.3	$11.4
Cash paid (received) during period for income taxes	$(7.9)	$0.8
Non-cash investing activities:
Liability for equipment acquired	$0.4	$2.2

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

The fine paper business is a leading producer of premium writing, text, cover and specialty papers used in corporate identity packages, corporate annual reports, invitations, personal stationery and high-end packaging for point of sale advertising. The technical products business is a leading international producer of transportation and other filter media; durable, saturated and coated substrates for a variety of end uses and nonwoven wall coverings.

In May 2009, the Company permanently closed its fine paper mill located in Ripon, California (the “Ripon Mill”).  The Ripon Mill had one paper machine with an annual capacity of approximately 35,000 tons.  The Company expects its other premium fine paper mills to absorb production previously made at the Ripon Mill. The decision to close the Ripon Mill reflects the Company’s strategy to drive consolidation in the premium fine paper category through leading brands and a cost efficient manufacturing platform. See Note 4, “Closure of the Ripon Mill.”

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

The Company believes it is probable that the sale of the Woodlands will be completed within twelve months.  As of June 30, 2009, the assets of the Woodlands are reported as assets held for sale—discontinued operations.  For the three and six months ended June 30, 2009, the results of operations of the Woodlands are reported as discontinued operations in the condensed consolidated statements of operations. The consolidated results of operations for all prior periods have been restated to reflect the results of operations of the Pictou Mill and the Woodlands and the loss on disposal of the Pictou Mill as discontinued operations.  See Note 5, “Discontinued Operations.”

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

The condensed consolidated interim financial statements of Neenah and its subsidiaries included herein are unaudited, except for the December 31, 2008 condensed consolidated balance sheet, which was derived from audited financial statements.  The condensed consolidated financial statements include the financial statements of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements.

Earnings (Loss) per Share (“EPS”)

Basic earnings (loss) per share (“EPS”) was computed in accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-6 Participating Securities and the Two-Class Method under FASB Statement No. 128, or EITF Issue No. 03-6, and FASB Staff Position (“FSP”) EITF 03-6-1 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP EITF 03-6-1.  In accordance with FSP EITF 03-6-1, share-based awards with non-forfeitable dividends are classified as participating securities. In calculating basic earnings per share, this method requires net income to be reduced by the amount of dividends declared in the current period for each participating security and by the contractual amount of dividends or other participation payments that are paid or accumulated for the current period. Undistributed earnings for the period are allocated to participating securities based on the contractual participation rights of the security to share in those current earnings assuming all earnings for the period are distributed. Recipients of our restricted stock awards have contractual participation rights that are equivalent to those of common stockholders. Therefore, we allocate undistributed earnings to restricted stock and common stockholders based on their respective ownership percentage, as of the end of the period.

EITF Issue No. 03-6 also requires companies with participating securities to calculate diluted earnings per share using the two class method in accordance with the provisions of SFAS No. 128 Earnings Per Share, (“SFAS No. 128”). The two-class method requires the denominator to include the weighted average participating securities along with the additional share equivalents from the assumed conversion of stock options calculated using the “Treasury Stock” method, subject to the anti-dilution provisions of SFAS No. 128.  EITF Issue No. 03-6 has been retroactively applied for all periods presented

Diluted EPS was calculated to give effect to all potentially dilutive common shares using the “Treasury Stock” method. Outstanding stock options, stock appreciation rights (“SARS”) and restricted stock units with performance conditions represent the only potentially dilutive non-participating security effects on the Company’s weighted-average shares.  For the three and six months ended June 30, 2009 approximately 1,940,000 and 1,865,000 potentially dilutive stock-based compensation awards, respectively, were excluded from the computation of dilutive common shares.  For the three and six months ended June 30, 2008, approximately 1,550,000 and 1,420,000 potentially dilutive stock-based compensation awards, respectively, were excluded from the computation of dilutive common shares.  In addition, as a result of the loss from continuing operations for the three and six months ended June 30, 2009, approximately 70,000 and 60,000 incremental shares, respectively, resulting from the assumed vesting of restricted stock units with performance conditions were excluded from the diluted earnings per share calculation, as the effect would have been anti-dilutive.

The following table presents the computation of basic and diluted EPS (dollars in millions except per share amounts, shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Income (loss) from continuing operations	$(8.6)	$6.2	$(9.3)	$14.7
Less: Distributed and undistributed amounts allocated to participating securities (a)	—	—	—	0.1
Income (loss) from continuing operations available to common stockholders	(8.6)	6.2	(9.3)	14.6
Loss from discontinued operations, net of income taxes	(0.1)	(30.6)	—	(112.0)
Net income (loss) available to common stockholders	$(8.7)	$(24.4)	$(9.3)	$(97.4)

Weighted-average basic shares outstanding	14,652	14,591	14,651	14,707
Add: Assumed incremental shares under stock compensation plans	—	116	—	132
Assuming dilution	14,652	14,707	14,651	14,839

Earnings (Loss) Per Common Share
Basic
Continuing operations	$(0.58)	$0.43	$(0.63)	$0.99
Discontinued operations	(0.01)	(2.10)	—	(7.61)
	$(0.59)	$(1.67)	$(0.63)	$(6.62)
Diluted
Continuing operations	$(0.58)	$0.42	$(0.63)	$0.99
Discontinued operations	(0.01)	(2.08)	—	(7.55)
	$(0.59)	$(1.66)	$(0.63)	$(6.56)

(a)   In accordance with EITF Issue No. 03-6, for the three and six months ended June 30, 2009 undistributed losses have been entirely allocated to the common stockholders due to the fact that the holders of participating securities are not contractually obligated to share in the losses of the Company. For the three and six months ended June 30, 2009, distributed income from continuing operations allocated to participating securities was $4 thousand and $8 thousand, respectively. For the three and six months ended June 30, 2008, net distributed and undistributed income from continuing operations allocated to participating securities was $47 thousand and $0.1 million, respectively.

Note 2.  Accounting Standard Changes

On June 30, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth:

•

The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements

•	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements

•	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with the provisions of SFAS No. 165, the Company has evaluated subsequent events for their impact on its financial statements through August 10, 2009 which is the date that such financial statements were issued and determined there were no subsequent events that would affect the financial statements or require disclosure.

On June 30, 2009, the Company adopted FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which requires, among other things, the disclosure in interim and annual periods of:

•      the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period, and

•      quantitative disclosures about the fair value measurements separately for each major category of assets and liabilities measured at fair value on a recurring basis.

The Company’s adoption of FSP FAS 157-4 did not have an impact on its financial position, results of operation, or cash flows.

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued SFAS No.166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 166”). SFAS No. 166 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”) to:

a.     Clarify that the objective of paragraph 9 of SFAS No. 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets; and

b.     Define the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. If the transfer does not meet those conditions, a transferor should account for the transfer as a sale only if it transfers an entire financial asset or a group of entire financial assets and surrenders control over the entire transferred asset(s).

Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes.

SFAS No. 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS No. 166 as of January 1, 2010 and does not expect such adoption to have a material effect on its financial position, results of operation or cash flows.

In June 2009, the FASB issued SFAS No.167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 amends FASB Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

a.     The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance.

b.     The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. SFAS No. 167 also amends FASB Interpretation 46(R) to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance.

SFAS No. 167 is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS No. 167 as of January 1, 2010 and does not expect such adoption to have a material effect on its financial position, results of operation or cash flows because it does not have any variable interest entities.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (“SFAS No. 168”).  SFAS No. 168 will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. When effective, SFAS No. 168 will supersede all then-existing non-SEC accounting and reporting standards and all non grandfathered, non-SEC accounting literature not included in the SFAS No. 168 will become non authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS No. 168 as of September 30, 2009 and does not expect such adoption to have a material effect on its financial position, results of operation or cash flows.

Note 3.  Comprehensive Income (Loss)

Comprehensive income (loss) includes, in addition to net income (loss), gains and losses recorded directly into stockholders’ equity on the condensed consolidated balance sheet. These gains and losses are referred to as other comprehensive income items. Accumulated other comprehensive income (loss) consists of foreign currency translation gains and (losses), deferred gains and (losses) on cash flow hedges and adjustments related to pensions and other postretirement benefits. Income taxes are not provided for foreign currency translation adjustments because they relate to indefinite investments in Neenah Germany. The Company also does not provide income taxes for foreign currency translation adjustments for its Canadian operations.  For the three and six months ended June 30, 2009, the Company did not record deferred taxes related to future funds expected to be repatriated upon the sale of the Woodlands because there are no expected tax consequences considering the anticipated proceeds from the disposal of the Woodlands.  As of June 30, 2009 and December 31, 2008, accumulated other comprehensive income was $93.5 million and $91.7 million, respectively.

The following table presents the components of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(8.7)	$(24.4)	$(9.3)	$(97.3)
Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss)	11.0	(0.6)	0.5	17.4
Adjustments to pension and other post-employment benefit liabilities	0.9	34.0	1.3	31.7
Deferred loss on cash flow hedges	—	—	—	(0.3)
Total other comprehensive income	11.9	33.4	1.8	48.8

Comprehensive income (loss)	$3.2	$9.0	$(7.5)	$(48.5)

Note 4.  Closure of the Ripon Mill

In May 2009, the Company permanently closed the Ripon Mill.  The closure resulted in a pre-tax charge to earnings of $18 million for the three months ended June 30, 2009.  The charge was comprised of approximately $6.7 million in non-cash charges primarily for losses related to the carrying value of property, plant and equipment and a $0.8 million curtailment loss related to postretirement benefit plans (see Note 10) in which employees of the Ripon Mill participated and approximately $10.5 million related to cash payments for contract terminations, severances and other employee costs.  The Company expects approximately $7 million of this amount to be paid in 2009, with the remaining payments in 2010 and beyond.

As of June 30, 2009, the remaining long-lived assets of the Ripon Mill, primarily composed of land and buildings, are classified as Assets held for sale on the condensed consolidated balance sheet.  The Company believes that the sale of such assets will be completed within 12 months. Assets held for sale are valued at the lower of cost or fair value less cost to sell. The assets of the Ripon Mill are reported on the condensed consolidated balance sheet at their aggregate cost of $6.2 million.

The Company accounted for the costs associated with the closure of the Ripon Mill in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”).  As of June 30, 2009, approximately $1.2 million in severance benefits had been paid to 78 former employees of the Ripon Mill and severance benefits due to 19 former employees of the Ripon Mill remained unpaid.  The Company expects the payment of all severance benefits to be substantially completed by September 30, 2009. The following table presents the status of such closure costs as of and for the three months ended June 30, 2009:

	Severance benefits	Contract termination and other costs	Total
Amounts accrued during the three months ended June 30, 2009	$1.8	$8.7	$10.5
Payments for the three months ended June 30, 2009	(1.2)	(3.7)	(4.9)
Accrued exit costs at June 30, 2009	$0.6	$5.0	$5.6

Note 5.  Discontinued Operations

In June 2008, Neenah Canada sold the Pictou Mill to Northern Pulp, a new operating company formed by Atlas.  In connection with the transfer of the Pictou Mill, Neenah Canada made payments of approximately $10.3 million to Northern Pulp. In addition, the Company incurred transaction costs of approximately $3.3 million. Pursuant to the terms of the transaction, Northern Pulp assumed all of the assets and liabilities associated with the Pictou Mill, as well as existing customer contracts, supply agreements (including a pulp supply agreement with Kimberly-Clark Corporation (“Kimberly-Clark”)), labor agreements and pension obligations.

In conjunction with the sale of the Pictou Mill, Northern Pulp assumed responsibility for all pension and other post-employment benefit obligations for active and retired employees of the mill.  The Company accounted for the transfer of these liabilities as a settlement of post-employment benefit obligations pursuant to SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“SFAS No. 88”).  For the three and six months ended June 30, 2008, the Company recognized a non-cash, pre-tax settlement loss of $53.7 million due to the reclassification of deferred adjustments related to pensions and other post-employment benefits from accumulated other comprehensive income to loss from discontinued operations in the condensed consolidated statement of operations.

During the first quarter of 2008, the Company determined that the estimated value it would receive from a sale of the Pictou Mill indicated that it would not recover the carrying value of the mill’s long-lived assets. For the three and six months ended June 30, 2008, the Company recognized non-cash, pre-tax impairment charges of $0.7 million and $91.2 million, respectively, to write-off the carrying value of the Pictou Mill’s long-lived assets.  In addition, for the three and six months ended June 30, 2008, the Company recorded pre-tax income (expense) of $9.8 million and ($29.7) million, respectively, to recognize the loss on disposal of the Pictou Mill. At June 30, 2009, the Woodlands are reported as Assets held for sale on the condensed consolidated balance sheet at their historic book value net of accumulated depletion of $3.5 million.  The Company believes it is probable that the sale of the Woodlands will be completed within twelve months.

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

The results of operations of the Pictou Mill and the Woodlands and the estimated loss on sale of the Pictou Mill are reported as discontinued operations in the condensed consolidated statements of operations for each period presented. The following table summarizes the results of discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales (a)	$0.5	$48.1	$1.3	$98.9

Discontinued operations:
Income (loss) from operations (b)	$0.6	$(8.9)	$0.8	$(101.2)

Gain (loss) on disposal (c)	(0.3)	9.8	(0.3)	(29.7)
Loss on settlement of postretirement benefit plans	—	(53.7)	—	(53.7)
Loss on disposal	(0.3)	(43.9)	(0.3)	(83.4)
Income (loss) before income taxes	0.3	(52.8)	0.5	(184.6)
(Provision) benefit for income taxes	(0.4)	22.2	(0.5)	72.6
Loss from discontinued operations, net of income taxes	$(0.1)	$(30.6)	$—	$(112.0)

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

Note 6. Other Income - Net

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

For the three and six months ended June 30, 2008, the Company recognized gains of approximately $2.9 million from the sale of certain assets acquired in the Fox River acquisition.

The Company recognized (gains) losses of $0.1 million and $(0.1) million, respectively, from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) for the three and six months ended June 30, 2009.  For the three and six months ended June 30, 2008, the Company recognized foreign currency transactions (gains) losses of $0.2 million and $(26) thousand, respectively.  For the three and six months ended June 30, 2008, (gains) losses from foreign currency transactions related to the operations of the Pictou Mill were approximately $0.2 million and $(0.8) million, respectively, and are recorded in loss from discontinued operations on the condensed consolidated statements of operations.  For the six months ended June 30, 2008, the Company realized (gains) on foreign currency forward exchange contracts of approximately $(0.5) million.  All such foreign currency forward exchange contracts gains related to the operations of the Pictou Mill and are recorded in loss from discontinued operations on the condensed consolidated statements of operations.

The following table presents the components of “Other income — net” on the condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Terrace Bay employee benefits	$0.1	$0.1	$0.3	$(4.9)
Gain on property disposals	(0.4)	(2.9)	(0.1)	(2.9)
Gain on foreign currency foreign exchange contracts	—	—	—	(0.5)
(Gain) loss from foreign currency transactions	0.1	0.2	(0.1)	—
Miscellaneous other income	(0.2)	(0.4)	(1.2)	(1.0)
Other income - net	(0.4)	(3.0)	(1.1)	(9.3)
Less: Amounts related to discontinued operations	(0.5)	(0.1)	(0.5)	(1.5)
Other (income) expense - net related to continuing operations	$0.1	$(2.9)	$(0.6)	$(7.8)

Note 7. Income Taxes

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109.  The following is a tabular reconciliation of the total amounts of uncertain tax positions as of and for the six months ended June 30, 2009:

Balance at December 31, 2008	$0.2
Increase in the liabilty for uncertain tax positions	3.1
Balance at June 30, 2009	$3.3

If the Company’s liability for uncertain tax positions at June 30, 2009 is not realized, the Company’s effective tax rate in future periods would be favorably affected by approximately $0.5 million. The Company does not anticipate that the expiration of the statute of limitations or the settlement of audits in the next 12 months will result in liabilities for uncertain income tax positions that are materially different than the amounts accrued as of June 30, 2009.

In accordance with Accounting Principles Board Opinion No. 28, Interim Period Reporting, the Company excluded the tax effects of the costs associated with closing the Ripon Mill as an infrequent and/or unusual item in estimating its full year effective tax rate.  See Note 4, “Closure of the Ripon Mill.” The tax effects of closing the Ripon Mill were treated as a discrete item in determining the tax benefit for the three and six months ended June 30, 2009.  Therefore, the effective tax rate for the six months ended June 30, 2009 is not necessarily indicative of the tax rate the Company expects to record for the remainder of 2009.

Note 8. Supplemental Balance Sheet Data

The following presents inventories by major class:

	June 30, 2009	December 31, 2008
Inventories by major class:
Raw materials	$15.7	$21.8
Work in progress	12.3	13.0
Finished goods	46.1	59.0
Supplies and other	3.5	3.0
	77.6	96.8
Adjust FIFO inventories to LIFO cost	(4.6)	(8.2)
Total	$73.0	$88.6

The FIFO values of total inventories valued on the LIFO method were $56.1 million and $66.5 million at June 30, 2009 and December 31, 2008, respectively.  For the three and six months ended June 30, 2009, the Company recognized approximately $0.3 million and $0.4 million, respectively, of expense due to the liquidation of LIFO inventories.

The following table presents the components of Assets held for sale on the condensed consolidated balance sheet.

	June 30, 2009	December 31, 2008
Assets held for sale
The Woodlands	$3.5	$3.3
Land and buildings - the Ripon Mill (Note 4)	6.2	—
Total	$9.7	$3.3

Note 9. Debt

Long-term debt consisted of the following:

	June 30, 2009	December 31, 2008
Senior Notes (7.375% fixed rate) due November 2014	$225.0	$225.0
Revolving bank credit facility (variable rates) due November 2010	84.3	101.1
Term Loan (variable rates) due November 2010	4.7	7.2
Neenah Germany project financing (3.8% fixed rate) due in 16 equal semi-annual installments beginning June 2009	13.2	14.0
Neenah Germany revolving line of credit (variable rates) due November 2009	11.1	17.3
Total debt	338.3	364.6
Less: Debt payable within one year	17.6	24.1
Long-term debt	$320.7	$340.5

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

In May 2008, the Company entered into the Sixth Amendment to the Initial Credit Agreement (the “Sixth Amendment”). In the Sixth Amendment, the Lenders consented to consummation of the sale of the Pictou Mill. As of June 30, 2009, the Initial Credit Agreement (as amended, the “Amended Credit Agreement”) provides for a secured revolving credit facility (the “Revolver”) to provide for borrowings of up to $210 million. The Company’s ability to borrow under the Revolver is limited to the lowest of (a) $210 million, (b) the Company’s borrowing base (as determined in accordance with the Amended Credit Agreement) and (c) the applicable cap on the amount of “credit facilities” under the indenture for the Senior Notes. The Amended Credit Agreement is currently scheduled to terminate on November 30, 2010.

The weighted-average interest rate on outstanding Revolver borrowings as of June 30, 2009 and December 31, 2008 was 2.1 percent per annum and 3.6 percent per annum, respectively. Borrowing availability under the Revolver is reduced by outstanding letters of credit and reserves for certain other items as defined in the Amended Credit Agreement. Availability under the Amended Credit Agreement will fluctuate over time depending on the value of the Company’s inventory, receivables and various capital assets. As of June 30, 2009, the Company had approximately $1.1 million of letters of credit outstanding and $51.8 million of borrowing availability under the Revolver. As of June 30, 2009, the Company had approximately $84.3 million in outstanding Revolver borrowings. Approximately $18.3 million of such Revolver borrowings are due within the next 12 months.  The Company has the ability and intent to refinance such borrowings and therefore has excluded these amounts from current liabilities.

The Amended Credit Agreement contains events of default customary for financings of this type, including failure to pay principal or interest, materially false representations or warranties, failure to observe covenants and other terms of the Amended Credit Agreement, cross-defaults to other indebtedness, bankruptcy, insolvency, various ERISA violations, the incurrence of material judgments and changes in control. As of June 30, 2009, no events of default had occurred.

Term Loan

In March 2007, the Company entered into an agreement by and among the Company, certain of its subsidiaries and JP Morgan Chase Bank, N.A. (the “Term Loan Agreement”) to borrow up to $25 million (the “Term Loan”). The weighted-average interest rate on outstanding Term Loan borrowings as of June 30, 2009 and December 31, 2008, was 2.1 percent per annum and 3.6 percent per annum, respectively. Borrowings under the Term Loan are being repaid in equal quarterly installments which began in November 2007.  As of June 30, 2009, required Term Loan amortization payments are $1.25 million per quarter.  All amounts outstanding under the Term Loan are scheduled to be repaid by August 2010.

Other Financing

In December 2006, Neenah Germany entered into agreements with HypoVereinsbank and IKB Deutsche Industriebank AG to provide a total of €10.0 million of project financing for the construction of a saturator (the “German Loan Agreement”). The German Loan Agreement bears interest at a rate of 3.8 percent per annum and matures in December 2016.  As of June 30, 2009, €9.4 million ($13.2 million, based on exchange rates at June 30, 2009) was outstanding under this agreement.

Neenah Germany has an unsecured revolving line of credit (the “German Line of Credit”) with HypoVereinsbank that provides for borrowings of up to €15 million for general corporate purposes.  The Line of Credit matures on November 30, 2009.  The weighted-average interest rate on outstanding Line of Credit borrowings as of June 30, 2009 and December 31, 2008 was 2.7 percent and 5.7 percent per annum, respectively.  As of June 30, 2009, the Company had €7.9 million ($11.1 million, based on exchange rates at June 30, 2009) outstanding under the Line of Credit and €7.1 million ($9.9 million, based on exchanges rates at June 30, 2009) of available credit.

Note 10.  Pension and Other Postretirement Benefits

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

The closure of the Ripon Mill (See Note 4, “Closure of the Ripon Mill”) resulted in the elimination of expected years of future service for mill employees eligible to participate in the Company’s defined benefit pension plans and postretirement medical plan.  In accordance with SFAS No. 88, the Company measured the assets and liabilities of the affected postretirement plans as of May 31, 2009 and recognized an aggregate curtailment loss of approximately $0.8 million for the three and six months ended June 30, 2009.

In conjunction with the sale of the Pictou Mill, Northern Pulp assumed responsibility for all pension and other postretirement benefit obligations for active and retired employees of the mill.  The Company accounted for the transfer of these liabilities as a settlement of postretirement benefit obligations pursuant to SFAS No. 88.

The following table presents the components of net periodic benefit cost:

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended June 30,
	2009	2008	2009	2008
Service cost	$1.1	$2.1	$0.4	$0.6
Interest cost	3.6	5.9	0.6	0.8
Expected return on plan assets (a)	(2.9)	(6.7)	—	—
Recognized net actuarial loss	0.4	0.6	0.1	0.1
Amortization of unrecognized transition liability	—	(0.1)	—	—
Amortization of prior service cost	0.1	0.5	0.1	0.1
Amount of curtailment loss recognized	0.2	—	0.6	—
Net periodic benefit cost	2.5	2.3	1.8	1.6
Less: Costs related to discontinued operations (b)	—	1.0	—	0.3
Net periodic benefit cost related to continuing operations	$2.5	$1.3	$1.8	$1.3

	Pension Benefits		Postretirement Benefits Other than Pensions
	Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$2.3	$4.1	$0.9	$1.2
Interest cost	7.1	11.9	1.2	1.5
Expected return on plan assets (a)	(5.7)	(13.5)	—	—
Recognized net actuarial loss	0.8	1.2	0.1	0.3
Amortization of unrecognized transition liability	—	(0.1)	—	—
Amortization of prior service cost (credit)	0.1	1.0	0.2	(1.2)
Amount of curtailment loss recognized	0.2	—	0.6	(4.3)
Net periodic benefit cost (credit)	4.8	4.6	3.0	(2.5)
Less: Costs related to discontinued operations (b)	—	1.9	—	0.6
Net periodic benefit cost (credit) related to continuing operations	$4.8	$2.7	$3.0	$(3.1)

(a)                The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

(b)               For the three and six months ended June 30, 2008, pension and other postretirement benefit costs for the Pictou Mill and the Woodlands are reported as results of discontinued operations on the condensed consolidated statements of operations

The Company expects to make pension contributions of approximately $9 million in 2009. For the six months ended June 30, 2009, the Company made pension contributions of approximately $3.6 million.  In addition, Neenah Germany expects to pay approximately $1.6 million (based on exchange rates at June 30, 2009) for pension benefits in 2009. Neenah Germany made approximately $0.7 million of such pension benefit payments during the six months ended June 30, 2009.

Note 11.  Stock Compensation Plan

The Company established the 2004 Omnibus Stock and Incentive Plan (the “Omnibus Plan”) in December 2004. The Company reserved 3,500,000 shares of $0.01 par value common stock (“Common Stock”) for issuance under the Omnibus Plan. Pursuant to the terms of the Omnibus Plan, the compensation committee of the Company’s Board of Directors may grant various types of equity-based compensation awards, including incentive and nonqualified stock options, stock appreciation rights, restricted stock, RSUs, restricted stock units with performance conditions (“Performance Shares”) and performance units, in addition to certain cash-based awards. All grants under the Omnibus Plan will be made at fair market value and no grant may be repriced. In general, the options expire ten years from the date of grant and vest over a three-year service period. As of June 30, 2009, approximately 2,305,000 shares of Common Stock (based on the closing market price for Common Stock at June 30, 2009) were reserved for future issuance under the Omnibus Plan.  The Company accounts for stock-based compensation pursuant to the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment.

Valuation and Expense Information

Substantially all stock-based compensation expense is recorded in selling, general and administrative expenses on the condensed consolidated statements of operations.  The following table summarizes stock-based compensation expense and related income tax benefits for the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock-based compensation expense	$0.8	$0.7	$1.8	$2.0
Income tax benefit	(0.4)	(0.3)	(0.7)	(0.8)
Stock-based compensation, net of income tax benefit	$0.4	$0.4	$1.1	$1.2

The following table summarizes total compensation costs related to the Company’s equity awards and amounts recognized in the three and six months ended June 30, 2009.

		Stock Options	Restricted Stock
Unrecognized compensation cost — December 31, 2008		$1.5	$1.6
Add:	Grant date fair value current period grants	0.7	1.6
Less:	Compensation expense recognized	0.5	0.5
Unrecognized compensation cost — March 31, 2009		1.7	2.7
Add:	Grant date fair value current period grants	—	(0.4)
Less:	Compensation expense recognized	0.3	0.5
Unrecognized compensation cost — June 30, 2009		$1.4	$1.8

Expected amortization period (in years)		1.7	1.6

Stock Options

During the six months ended June 30, 2009, the Company awarded nonqualified stock options to Long-Term Incentive Plan (the “LTIP”) participants to purchase 350,600 shares of common stock (subject to forfeiture due to termination of employment and other conditions).  In addition, the Company awarded to non-employee members of the board of directors nonqualified stock options to purchase 32,000 shares of Common Stock. For the six months ended June 30, 2009, the weighted-average exercise price of such nonqualified stock option awards was $7.46 per share. The exercise price of the options was equal to the market price of the Company’s common stock on the date of grant.  In general, the options expire in ten years and one-third vest on each of the first three anniversaries of the date of grant.  For options awarded to non-employee members of the board of directors, options expire in ten years and vest on the first anniversary of the date of grant. The weighted-average grant date fair value for stock options granted during the six months ended June 30, 2009 was $2.11 per share and was estimated using the Black-Scholes option valuation model with the following assumptions:

Six Months Ended June 30, 2009
Expected life in years	5.9
Risk free interest rate	2.0%
Volatility	48.3%
Dividend yield	5.4%

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

No stock options were exercised during the six months ended June 30, 2009 and 2008. The aggregate intrinsic value of approximately 1,240,000 stock options that were exercisable at June 30, 2009 was approximately $0.5 million. The aggregate intrinsic value of approximately 1,207,000 stock options that were exercisable at December 31, 2008 was zero.

The aggregate grant date fair value of approximately 105,000 stock options and SARs that vested during the six months ended June 30, 2009, was $1.0 million. As of June 30, 2009, certain participants met age and service requirements that allowed their options to qualify for accelerated vesting upon retirement. As of June 30, 2009, LTIP participants held options to purchase 210,000 shares of common stock that would have been exercisable if they had retired as of such date. The aggregate grant date fair value of options subject to accelerated vesting was $1.1 million. Stock options subject to accelerated vesting for expense recognition become exercisable according to the contract terms of the stock option grant.

As of June 30, 2009, the aggregate intrinsic value of 1,915,000 stock options or SARs that were vested or expected to vest was $0.5 million.  The weighted-average grant date fair value of such stock options was $9.32 per share. As of December 31, 2008, the weighted-average grant date fair value and aggregate intrinsic value of 1,619,000 stock options that were vested or expected to vest was $11.10 per share and zero, respectively.

As of June 30, 2009, the Company has approximately 475,000 unvested stock options with a weighted-average grant date fair value of $4.84 per share. As of December 31, 2008, approximately 415,000 unvested stock options were outstanding with a weighted-average grant date fair value of $6.98 per share.

Performance Shares

During the six months ended June 30, 2009, the Company made a target award of 216,400 Performance Shares to LTIP participants. The measurement period for the Performance Shares is January 1, 2009 through December 31, 2011. Common stock equal to between 30 percent and 250 percent of the performance share target will be awarded based on the Company’s growth in earnings before interest, taxes, depreciation and amortization (“EBITDA”) minus a capital charge and total return to shareholders relative to a peer group of companies and the Russell 2000® Value small cap index. The weighted-average grant date fair value for the Performance Shares was $4.07 per share (which represents the grant date market price of the Company’s common stock of $7.41 per share multiplied by the probability weighted expected payout of approximately 0.55 shares of common stock for each Performance Share) and was estimated using a “Monte Carlo” simulation technique. Compensation cost is recognized pro rata over the vesting period.

Note 12.  Goodwill and Other Intangible Assets

The following table presents changes in the carrying amount of goodwill for the three months ended June 30, 2009.  All of such goodwill is reported in the Technical Products segment.

Balance at December 31, 2008	$43.8
Foreign currency translation	0.2

Balance at June 30, 2009	$44.0

The following table presents the gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization.

	June 30, 2009		December 31, 2008
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets
Customer based intangibles	$15.2	$(2.8)	$15.2	$(2.3)
Trade names and trademarks	6.5	(1.5)	6.5	(1.3)
Acquired technology	1.1	(0.3)	1.1	(0.2)
Total	22.8	(4.6)	22.8	(3.8)
Unamortizable intangible assets:
Trade names	9.7	—	9.7	—
Total	$32.5	$(4.6)	$32.5	$(3.8)

Estimated annual amortization expense for each of the next five years is approximately $2.0 million.

Note 13.  Contingencies and Legal Matters

Litigation

In February 2007, certain former employees of Neenah Canada who were previously employed in Neenah Canada’s Longlac woodlands operations brought suit against the Company and Neenah Canada in the Ontario (Canada) Superior Court of Justice for damages. The plaintiffs claimed to have suffered from an alleged wrongful termination of employment by Neenah Canada occurring on or about August 21, 2006. In June 2009, an agreement between Eagle Logging Inc. (the purchaser of Neenah Canada’s Longlac woodlands assets on August 29, 2006), TBPI (the purchaser of Neenah Canada’s Terrace Bay pulp mill, collectively, the “Buchanan Entities”), Neenah Canada, the Company and the plaintiffs to settle and discharge the above-referenced litigation became effective. The obligations of the Company and Neenah Canada under the terms of the settlement agreement were primarily fulfilled by the Buchanan Entities pursuant to an indemnification agreement.

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

Indemnifications

In connection with the sale of the Pictou Mill, Northern Pulp assumed responsibility for the Pulp Supply Agreement with Kimberly-Clark which requires Northern Pulp to supply and Kimberly-Clark to purchase 384,000 metric tons of pulp from the Pictou Mill through 2010. The prices at which Northern Pulp sells pulp to Kimberly-Clark under the Pulp Supply Agreement reflect a discount from published industry index prices.  The commitments under the Pulp Supply Agreement are structured as supply-or-pay and take-or-pay arrangements. The Company has guaranteed certain obligations under the Pulp Supply Agreement; however, in the event that Northern Pulp and Kimberly-Clark enter into an amended agreement or make other material changes to the Pulp Supply Agreement, the Company’s guarantee obligations cease.  In January 2009, Northern Pulp and Kimberly-Clark entered into a new pulp supply agreement thereby terminating the Company’s guarantee obligations.

Pursuant to the Distribution Agreement, the Employee Matters Agreement and the Tax Sharing Agreement, the Company has agreed to indemnify Kimberly-Clark for certain liabilities or risks related to the Spin-Off. Many of the potential indemnification liabilities under these agreements are unknown, remote or highly contingent. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable agreement. For these reasons, the Company is unable to estimate the maximum potential amount of the possible future liability under the indemnity provisions of these agreements. However, the Company accrues for any potentially indemnifiable liability or risk under these agreements for which it believes a future payment is probable and a range of loss can be reasonably estimated. As of June 30, 2009, management believes the Company’s liability under such indemnification obligations was not material to the consolidated financial statements.

Employees and Labor Relations

Hourly employees at the Whiting, Neenah, Munising and Appleton paper mills are represented by the United Steelworkers Union (the “USW”). The collective bargaining agreements for the Whiting, Neenah and Munising, paper mills expired on January 31, 2009, June 30, 2009 and July 14, 2009, respectively. The Company is currently negotiating new labor agreements for these mills with the USW. The collective bargaining agreement for the Appleton paper mill expires on May 31, 2010. Separately, the Neenah, Whiting and Munising paper mills have bargained jointly with the union on pension matters. The agreement on pension matters will remain in effect through 2019.

Hourly employees at the Ripon Mill were represented by a local of the Association of Western Pulp and Paper Workers (“Western Pulp and Paper Workers”) pursuant to a collective bargaining agreement that would have expired on April 30, 2010.  The Company has completed negotiations with the Western Pulp and Paper Workers over the effects of the closure. The outcome of such negotiations did not have a material effect on the Company’s financial position, cash flows or results of operation.

Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the “IG BCE”).  The collective bargaining agreement covering union employees of Neenah Germany is negotiated by the IG BCE and a national trade association representing all employers in the industry.  Union membership is voluntary and under German law does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement that expires in August 2010 cannot be determined.

Note 14.  Business Segment Information

The Company reports its operations in two segments: Fine Paper and Technical Products. The Fine Paper business is a leading producer of premium writing, text, cover and specialty papers. The Technical Products business is a leading producer of filtration media, durable, saturated and coated substrates for a variety of end uses and nonwoven wall coverings.  Each segment employs different technologies and marketing strategies.  Disclosure of segment information is on the same basis that management uses internally for evaluating segment performance and allocating resources.  Transactions between segments are executed at market prices and such transactions are eliminated in consolidation. The costs of shared services, and other administrative functions managed on a common basis, are allocated to the segments based on usage, where possible, or other factors based on the nature of the activity.  General corporate expenses that do not directly support the operations of the business segments are shown as Unallocated corporate costs.

The following table summarizes the net sales, operating income (loss) and total assets for each of the Company’s business segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales
Fine Paper	$61.3	$84.5	$126.1	$181.5
Technical Products	73.9	110.0	143.2	218.6
Consolidated	$135.2	$194.5	$269.3	$400.1

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating income (loss)
Fine Paper (a)	$(10.0)	$11.7	$(1.4)	$21.7
Technical Products	3.3	6.0	2.7	14.1
Unallocated corporate costs	(3.8)	(3.5)	(6.9)	(3.7)
Consolidated	$(10.5)	$14.2	$(5.6)	$32.1

(a)   Fine Paper results for the three and six months ended June 30, 2009 include a pre-tax charge to earnings of $18 million related to the closure of the Ripon Mill.

	June 30, 2009	December 31, 2008
Total Assets
Fine Paper	$170.4	$186.6
Technical Products	351.4	366.6
Assets held for sale	9.7	3.3
Corporate and other	117.1	128.1
Total	$648.6	$684.6

Note 15.  Condensed Consolidating Financial Information

Neenah Paper Michigan, Inc., Neenah Paper FR, LLC, Neenah Paper FVC, Inc., Neenah Paper Company of Canada, Neenah Paper International Holding Company, LLC and Neenah Paper International, LLC, (the “Guarantor Subsidiaries”) guarantee the Company’s Senior Notes. The Guarantor Subsidiaries are 100 percent owned by the Company and all guarantees are full and unconditional.  The following condensed consolidating financial information is presented in lieu of consolidated financial statements for the Guarantor Subsidiaries as of June 30, 2009 and December 31, 2008 and for the three months ended June 30, 2009 and 2008.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2009

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$59.1	$26.0	$50.1	$—	$135.2
Cost of products sold	44.6	21.9	44.5	—	111.0
Gross profit	14.5	4.1	5.6	—	24.2
Selling, general and administrative expenses	11.1	2.3	3.2	—	16.6
Other expense - net	0.1	—	—	—	0.1
Restructuring costs	—	18.0	—	—	18.0
Operating income (loss)	3.3	(16.2)	2.4	—	(10.5)
Equity in losses of subsidiaries	7.2	—	—	(7.2)	—
Interest expense-net	4.9	0.2	0.2	—	5.3
Income (loss) from continuing operations before income taxes	(8.8)	(16.4)	2.2	7.2	(15.8)
Benefit for income taxes	(0.1)	(6.8)	(0.3)	—	(7.2)
Income (loss) from continuing operations	(8.7)	(9.6)	2.5	7.2	(8.6)
Income from discontinued operations, net of income tax provision	—	(0.1)	—	—	(0.1)
Net income (loss)	$(8.7)	$(9.7)	$2.5	$7.2	$(8.7)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2008

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$80.6	$39.7	$74.2	$—	$194.5
Cost of products sold	63.5	35.3	66.8	—	165.6
Gross profit	17.1	4.4	7.4	—	28.9
Selling, general and administrative expenses	11.1	2.7	3.8	—	17.6
Other income - net	—	(2.8)	(0.1)	—	(2.9)
Operating income	6.0	4.5	3.7	—	14.2
Equity in losses of subsidiaries	25.1	—	—	(25.1)	—
Interest expense-net	5.4	0.3	0.4	—	6.1
Income (loss) from continuing operations before income taxes	(24.5)	4.2	3.3	25.1	8.1
(Benefit) provision for income taxes	(0.1)	1.6	0.4	—	1.9
Income (loss) from continuing operations	(24.4)	2.6	2.9	25.1	6.2
Loss from discontinued operations, net of income taxes	—	(30.6)	—	—	(30.6)
Net income (loss)	$(24.4)	$(28.0)	$2.9	$25.1	$(24.4)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2009

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$120.8	$50.6	$97.9	$—	$269.3
Cost of products sold	90.9	43.4	90.3	—	224.6
Gross profit	29.9	7.2	7.6	—	44.7
Selling, general and administrative expenses	21.8	4.9	6.2	—	32.9
Other (income) expense - net	(0.1)	0.5	(1.0)	—	(0.6)
Restructuring costs	—	18.0	—	—	18.0
Operating income (loss)	8.2	(16.2)	2.4	—	(5.6)
Equity in losses of subsidiaries	7.6	—	—	(7.6)	—
Interest expense-net	10.1	0.4	0.5	—	11.0
Income (loss) from continuing operations before income taxes	(9.5)	(16.6)	1.9	7.6	(16.6)
Benefit for income taxes	(0.2)	(5.9)	(1.2)	—	(7.3)
Income (loss) from continuing operations	(9.3)	(10.7)	3.1	7.6	(9.3)
Income from discontinued operations, net of income taxes	—	—	—	—	—
Net income (loss)	$(9.3)	$(10.7)	$3.1	$7.6	$(9.3)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2008

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$138.8	$112.8	$148.5	$—	$400.1
Cost of products sold	106.1	100.3	130.6	—	337.0
Gross profit	32.7	12.5	17.9	—	63.1
Selling, general and administrative expenses	24.2	6.6	8.0	—	38.8
Other (income) expense - net	(0.4)	(7.6)	0.2	—	(7.8)
Operating income	8.9	13.5	9.7	—	32.1
Equity in losses of subsidiaries	96.6	—	—	(96.6)	—
Interest expense-net	10.8	0.8	0.7	—	12.3
Income (loss) from continuing operations before income taxes	(98.5)	12.7	9.0	96.6	19.8
(Benefit) provision for income taxes	(1.2)	4.9	1.4	—	5.1
Income (loss) from continuing operations	(97.3)	7.8	7.6	96.6	14.7
Loss from discontinued operations, net of income taxes	—	(112.0)	—	—	(112.0)
Net income (loss)	$(97.3)	$(104.2)	$7.6	$96.6	$(97.3)

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2009

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS

Current Assets
Cash and cash equivalents	$3.2	$1.7	$0.5	$—	$5.4
Accounts receivable, net	24.5	14.8	29.0	—	68.3
Inventories	41.4	9.5	22.1	—	73.0
Income taxes receivable	0.2	1.0	—	—	1.2
Deferred income taxes	1.5	53.4	—	—	54.9
Intercompany amounts receivable	69.5	57.9	—	(127.4)	—
Prepaid and other current assets	5.2	1.6	5.7	—	12.5
Assets held for sale	—	9.7	—	—	9.7
Total current assets	145.5	149.6	57.3	(127.4)	225.0
Property, plant and equipment, at cost	261.4	100.3	202.1	—	563.8
Less accumulated depreciation	175.3	62.8	34.6	—	272.7
Property, plant and equipment — net	86.1	37.5	167.5	—	291.1
Investments In Subsidiaries	285.6	—	—	(285.6)	—
Deferred Income Taxes	10.2	39.1	—	—	49.3
Goodwill	—	—	44.0	—	44.0
Intangible Assets—net	3.0	—	24.9	—	27.9
Other Assets	5.9	—	5.4	—	11.3
TOTAL ASSETS	$536.3	$226.2	$299.1	$(413.0)	$648.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Debt payable within one year	$4.7	$—	$12.9	$—	$17.6
Accounts payable	14.1	4.2	16.2	—	34.5
Intercompany amounts payable	57.9	69.5	—	(127.4)	—
Accrued salaries and employee benefits	4.7	6.6	4.6	—	15.9
Accrued income taxes	0.4	—	(0.3)	—	0.1
Accrued expenses	12.3	10.3	0.5	—	23.1
Total current liabilities	94.1	90.6	33.9	(127.4)	91.2
Long-term Debt	309.3	—	11.4	—	320.7
Deferred Income Taxes	—	—	23.8	—	23.8
Noncurrent Employee Benefits and Other	31.1	46.5	33.5	—	111.1
TOTAL LIABILITIES	434.5	137.1	102.6	(127.4)	546.8
STOCKHOLDERS’ EQUITY	101.8	89.1	196.5	(285.6)	101.8
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$536.3	$226.2	$299.1	$(413.0)	$648.6

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2008

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current Assets
Cash and cash equivalents	$1.9	$1.1	$0.3	$—	$3.3
Accounts receivable, net	22.4	12.9	27.9	—	63.2
Inventories	45.8	11.2	31.6	—	88.6
Income taxes receivable	11.2	—	—	—	11.2
Deferred income taxes	(0.9)	54.2	—	—	53.3
Intercompany amounts receivable	69.6	55.6	—	(125.2)	—
Prepaid and other current assets	5.5	5.4	8.1	—	19.0
Assets held for sale—discontinued operations	—	3.3	—	—	3.3
Total current assets	155.5	143.7	67.9	(125.2)	241.9
Property, plant and equipment, at cost	261.7	113.4	200.3	—	575.4
Less accumulated depreciation	169.1	62.1	28.0	—	259.2
Property, plant and equipment — net	92.6	51.3	172.3	—	316.2
Investments In Subsidiaries	300.2	—	—	(300.2)	—
Deferred Income Taxes	9.8	32.1	0.1	—	42.0
Goodwill	—	—	43.8	—	43.8
Intangible Assets—net	3.0	—	25.7	—	28.7
Other Assets	6.8	0.1	5.1	—	12.0
TOTAL ASSETS	$567.9	$227.2	$314.9	$(425.4)	$684.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$5.0	$—	$19.1	$—	$24.1
Accounts payable	17.4	3.2	20.0	—	40.6
Intercompany amounts payable	55.6	69.6	—	(125.2)	—
Accrued expenses	17.6	8.6	6.1	—	32.3
Total current liabilities	95.6	81.4	45.2	(125.2)	97.0
Long-term Debt	328.3	—	12.2	—	340.5
Deferred Income Taxes	—	—	25.4	—	25.4
Noncurrent Employee Benefits and Other Obligations	33.6	44.3	33.4	—	111.3
TOTAL LIABILITIES	457.5	125.7	116.2	(125.2)	574.2
STOCKHOLDERS’ EQUITY	110.4	101.5	198.7	(300.2)	110.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$567.9	$227.2	$314.9	$(425.4)	$684.6

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2009

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income (loss)	$(9.3)	$(10.7)	$3.1	$7.6	$(9.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	7.3	2.5	7.0	—	16.8
Stock-based compensation	1.8	—	—	—	1.8
Deferred income tax benefit	(0.7)	(5.8)	(1.5)	—	(8.0)
Ripon Mill non-cash charges	—	6.7	—	—	6.7
Gain on asset dispositions	—	(0.1)	—	—	(0.1)
Decrease in working capital	11.6	6.4	5.5	—	23.5
Equity in losses of subsidiaries	7.6	—	—	(7.6)	—
Pension and other postretirement benefits	(1.2)	5.4	0.3	—	4.5
Other	(0.1)	(0.6)	—	—	(0.7)
NET CASH PROVIDED BY OPERATING ACTIVITIES	17.0	3.8	14.4	—	35.2
INVESTING ACTIVITIES
Capital expenditures	(2.2)	(0.6)	(1.4)	—	(4.2)
Other	0.9	(0.7)	(0.5)	—	(0.3)
NET CASH USED IN INVESTING ACTIVITIES	(1.3)	(1.3)	(1.9)	—	(4.5)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	5.5	—	—	—	5.5
Repayments of long-term debt	(24.7)	—	(0.9)	—	(25.6)
Short-term borrowings	—	—	6.7	—	6.7
Repayments of short-term debt	—	—	(12.3)	—	(12.3)
Cash dividends paid	(2.9)	—	—	—	(2.9)
Intercompany transfers - net	7.7	(1.9)	(5.8)	—	—
NET CASH USED IN FINANCING ACTIVITIES	(14.4)	(1.9)	(12.3)	—	(28.6)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1.3	0.6	0.2	—	2.1
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1.9	1.1	0.3	—	3.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3.2	$1.7	$0.5	$—	$5.4

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2008

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income (loss)	$(97.3)	$(104.2)	$7.6	$96.6	$(97.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	7.6	5.0	8.2	—	20.8
Stock-based compensation	2.0	—	—	—	2.0
Deferred income tax benefit	(1.8)	(54.5)	(0.5)	—	(56.8)
Gain on curtailment of postretirement benefit plan	—	(4.3)	—	—	(4.3)
Asset impairment loss	—	91.2	—	—	91.2
Loss on disposal - transfer of the Pictou Mill	—	29.7	—	—	29.7
Loss on disposal - transfer of the Pictou Mill postretirement benefit plans	—	53.7	—	—	53.7
Gain on asset dispositions	(2.9)	—	—	—	(2.9)
Increase in working capital, net of effects of acquisitions	(18.6)	(3.1)	(6.3)	—	(28.0)
Equity in losses of subsidiaries	96.6	—	—	(96.6)	—
Pension and other postretirement benefits	—	(7.4)	0.9	—	(6.5)
Other	0.7	(1.7)	0.1	—	(0.9)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(13.7)	4.4	10.0	—	0.7
INVESTING ACTIVITIES
Capital expenditures	(8.3)	(3.6)	(5.9)	—	(17.8)
Payment in conjunction with transfer of the Pictou Mill	—	(2.7)	—	—	(2.7)
Proceeds from asset sales	—	3.2	—	—	3.2
Other	(1.3)	1.6	—	—	0.3
NET CASH USED IN INVESTING ACTIVITIES	(9.6)	(1.5)	(5.9)	—	(17.0)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	33.0	—	—	—	33.0
Repayments of long-term debt	(14.6)	—	—	—	(14.6)
Short-term borrowings	—	—	11.6	—	11.6
Repayments of short-term debt	—	—	(1.7)	—	(1.7)
Share purchases	(9.4)	—	—	—	(9.4)
Cash dividends paid	(3.0)	—	—	—	(3.0)
Other	(0.2)	—	—	—	(0.2)
Intercompany transfers - net	17.0	(3.3)	(13.7)	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	22.8	(3.3)	(3.8)	—	15.7
NET CHANGE IN CASH AND CASH EQUIVALENTS	(0.5)	(0.4)	0.3	—	(0.6)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	(0.9)	2.8	0.5	—	2.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$(1.4)	$2.4	$0.8	$—	$1.8

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our financial position as of June 30, 2009 and our results of operations for the three and six months ended June 30, 2009 and 2008. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” “Neenah” or the “Company” are intended to mean Neenah Paper, Inc. and its consolidated subsidiaries. (Tabular amounts in millions, except as noted)

Executive Summary

Strategic Initiatives

During the previous three years, we completed several complementary initiatives as part of our strategy to transition to a premium fine paper and technical products company.  In 2006, we sold 500,000 acres of woodlands in Nova Scotia, divested our Terrace Bay pulp operations and acquired the German technical and specialty paper business of FiberMark, Inc. In 2007, we purchased Fox Valley Corporation and its subsidiary, Fox River Paper Company, LLC (collectively, “Fox River”). In June 2008, Neenah Canada sold the Pictou Mill to Northern Pulp, which assumed responsibility for all of the assets and liabilities associated with the Pictou Mill. With the sale of the Pictou Mill, we no longer had any pulp manufacturing operations or supply agreements with Kimberly-Clark.

We currently own approximately 500,000 acres of woodlands in Nova Scotia, Canada (the “Woodlands”) and believe it is probable that a sale of the Woodlands will occur within twelve months.  We expect to recognize a substantial gain on the sale of the Woodlands. In conjunction with the sale of the Pictou Mill, we entered into a stumpage agreement (the “Stumpage Agreement”) which allows Northern Pulp to harvest an average of approximately 400,000 metric tons of softwood timber annually from the Woodlands at market prices.  An agreement to sell the Woodlands will be subject to the terms of the Stumpage Agreement.  For the three and six months ended June 30, 2009 and 2008, we reported the results of the Pictou Mill and the Woodlands as discontinued operations.

Results of Continuing Operations

For the three months ended June 30, 2009, our consolidated net sales decreased approximately $59 million from the prior year period to $135.2 million. The decrease was primarily due to lower volume as a result of substantially reduced market demand due to continued global economic weakness.

We recorded a consolidated operating loss of $10.5 million for the three months ended June 30, 2009 due to a pre-tax charge of $18 million for costs associated with permanently closing the Ripon Mill in May 2009. Closing the Ripon Mill reflects our strategy to drive consolidation in the premium fine paper category through leading brands and a cost efficient manufacturing platform. Excluding such closure costs and a gain of approximately $2.9 million in the second quarter of 2008 on the sale of certain assets acquired in the acquisition of Fox River, consolidated operating income of $7.5 million decreased $3.8 million compared to the prior year primarily due to lower volume and a commensurate reduction in paper machine operating schedules to control inventory.  These unfavorable factors were only partially offset by lower manufacturing input costs, reduced spending due to initiatives to control operating costs and higher average selling prices.

Results of Discontinued Operations

For the three months ended June 30, 2009, timber sales to Northern Pulp pursuant to the Stumpage Agreement resulted in net sales from discontinued operations of $0.5 million.  Net sales of discontinued operations for the three months ended June 30, 2008 were $48.1 million primarily from pulp sales at the Pictou Mill.

For the three months ended June 30, 2009, we recognized pre-tax income from discontinued operations of $0.6 million compared to a pre-tax loss from operations of $8.9 million in the prior year period.  The pre-tax operating loss in the prior year period was primarily due to scheduled maintenance downtime at the Pictou Mill.  In addition, results for the three months ended June 30, 2008, include a pre-tax loss on disposal of $43.9 million. The loss on disposal was primarily due to recognition of a non-cash charge of $53.7 million for the reclassification from accumulated other comprehensive income of deferred adjustments related to pensions and other post-employment benefits in connection with the transfer of post-employment benefit plans for the Pictou Mill to Northern Pulp.  In addition, we recognized pre-tax income of $9.8 million to adjust the estimated loss on transfer to the actual loss recognized upon closing the transaction.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, operating income and other information relevant to an understanding of our results of operations for the three and six months ended June 30, 2009 and 2008.

Analysis of Net Sales— Three and Six Months Ended June 30, 2009 and 2008

The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Fine Paper	45%	43%	47%	45%
Technical Products	55%	57%	53%	55%
Total	100%	100%	100%	100%

Commentary:

The following table presents our net sales by segment for the three months ended June 30, 2009 compared to the three months ended June 30, 2008:

			Change in Net Sales Compared to Prior Period
				Change Due To
	Three Months Ended June 30,				Average
	2009	2008	Total Change	Volume	Net Price	Currency
Fine Paper	$61.3	$84.5	$(23.2)	$(24.2)	$1.0	$—
Technical Products	73.9	110.0	(36.1)	(29.9)	1.1	(7.3)
Consolidated	$135.2	$194.5	$(59.3)	$(54.1)	$2.1	$(7.3)

Consolidated net sales of $135.2 million for the three months ended June 30, 2009 were $59.3 million lower than the prior year period primarily due to reduced volume.

•      Net sales in our fine paper business of $61.3 million decreased $23.2 million or 27 percent primarily due to a 29 percent decrease in shipments. The lower volume reflected an unusually large decline in market demand for premium uncoated free sheet papers due to weaker economic conditions. The effect of lower volume was only partly offset by higher average net selling prices resulting from the realization of price increases implemented in 2008.

•      Net sales in our technical products business of $73.9 million decreased $36.1 million or 33 percent primarily due to a 27 percent decrease in shipments and unfavorable currency effects, partially offset by higher average net selling prices.  Lower sales volume reflected decreased market demand across all strategic business units due to weaker economic conditions and inventory destocking by customers. Average net selling prices increased due to pricing actions taken in 2008.

The following table presents our net sales by segment forthe six months ended June 30, 2009 compared to the six months ended June 30, 2008:

			Change in Net Sales Compared to Prior Period
				Change Due To
	Six Months Ended June 30,				Average
	2009	2008	Total Change	Volume	Net Price	Currency
Fine Paper	$126.1	$181.5	$(55.4)	$(60.7)	$5.3	$—
Technical Products	143.2	218.6	(75.4)	(64.0)	3.0	(14.4)
Consolidated	$269.3	$400.1	$(130.8)	$(124.7)	$8.3	$(14.4)

Consolidated net sales of $269.3 million for the six months ended June 30, 2009 were $130.8 million lower than the prior year period primarily due to reduced volume.

•      Net sales in our fine paper business of $126.1 million decreased $55.4 million or 31 percent primarily due to a 33 percent decrease in shipments. The lower volume reflected an unusually large decline in market demand for premium uncoated free sheet papers in the first six months of 2009 due to weaker economic conditions and inventory destocking by customers. The effect of lower volume was only partly offset by higher average net selling prices resulting from the realization of price increases implemented in 2008 and a more favorable sales mix.

•      Net sales in our technical products business of $143.2 million decreased $75.4 million or 34 percent primarily due to a 29 percent decrease in shipments and unfavorable currency effects that were only partially offset by higher average net selling prices.  Lower sales volume reflected both decreased market demand across all strategic business units due to weaker economic conditions and inventory destocking by customers. Average net selling prices increased due to pricing actions taken in 2008.

The following table sets forth line items from our condensed consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	82.1	85.1	83.4	84.2
Gross profit	17.9	14.9	16.6	15.8
Selling, general and administrative expenses	12.3	9.1	12.2	9.7
Other (income) expense - net	0.1	(1.5)	(0.2)	(1.9)
Restructuring costs	13.3	—	6.7	—
Operating income (loss)	(7.8)	7.3	(2.1)	8.0
Interest expense-net	3.9	3.1	4.1	3.1
Income (loss) from continuing operations before income taxes	(11.7)	4.2	(6.2)	4.9
Provision (benefit) for income taxes	(5.3)	1.0	(2.7)	1.2
Income (loss) from continuing operations	(6.4)%	3.2%	(3.5)%	3.7%

Analysis of Operating Income—Three and Six Months Ended June 30, 2009 and 2008

Commentary:

The following table presents our operating income (loss) by segment for the three months ended June 30, 2009 compared to the three months ended June 30, 2008:

			Change in Operating Income (Loss) Compared to Prior Period
			Change Due To
	Three Months Ended June 30,		Total		Net	Material
	2009	2008	Change	Volume (a)	Price (b)	Costs (c)	Currency	Other (d)(e)
Fine Paper	$(10.0)	$11.7	$(21.7)	$(8.7)	$1.5	$4.9	$—	$(19.4)
Technical Products	3.3	6.0	(2.7)	(8.5)	0.8	2.8	(0.2)	2.4
Unallocated corporate costs	(3.8)	(3.5)	(0.3)	—	—	—	—	(0.3)
Consolidated	$(10.5)	$14.2	$(24.7)	$(17.2)	$2.3	$7.7	$(0.2)	$(17.3)

(a)   Includes changes in unit volume and (under) over absorption of fixed costs.

(b)   Includes changes in selling price and product mix.

(c)   Includes price changes for raw materials and energy.

(d)   Includes other manufacturing costs, distribution, selling, general and administrative expenses and gains and losses on asset sales.

(e)   Fine Paper results for the three months ended June 30, 2009 include a pre-tax charge to earnings of $18 million related to the closure of the Ripon Mill.  Fine Paper results for the three months ended June 30, 2008 include a gain of approximately $2.9 million from the sale of certain fixed assets acquired in the Fox River acquisition.

We reported a consolidated operating loss of $10.5 million for the three months ended June 30, 2009 primarily due to a pre-tax charge of $18 million related to the closure of the Ripon Mill.  Excluding costs associated with closing the Ripon Mill and a gain of approximately $2.9 million in the second quarter of 2008 on the sale of certain assets acquired in the acquisition of Fox River, consolidated operating income of $7.5 million for the three months ended June 30, 2009 decreased $3.8 million compared to 2008 primarily due to lower volume and associated reductions in paper machine operating schedules to control inventory; that were only partially offset by lower manufacturing input costs, actions taken to reduce spending and higher average selling prices.

•      Our fine paper business reported an operating loss of $10.0 million which was $21.7 million unfavorable to the prior year period.  Excluding costs associated with closing the Ripon Mill and a gain of approximately $2.9 million in the second quarter of 2008 on the sale of certain assets acquired in the acquisition of Fox River, operating income for our fine paper business of $8.0 million decreased $0.8 million compared to the prior year primarily due to lower volume as a result of weaker economic conditions and the under absorption of fixed manufacturing costs due to reduced paper machine utilization. These unfavorable effects were largely offset by lower manufacturing input costs, principally for hardwood pulp, lower operating and administrative spending due to cost reduction initiatives and higher average net selling prices due to the realization of price increases implemented in 2008.

•      Operating income for our technical products business decreased $2.7 million primarily due to lower volume and higher manufacturing costs resulting from reduced paper machine utilization. These unfavorable factors were partially offset by lower manufacturing input costs, principally for pulp and latex, lower operating and administrative spending due to cost reduction initiatives and improved pricing due to the realization of price increases implemented in 2008.  We were unable to fully realize market price reductions for gas, coal and specialized pulp due to certain fixed price contracts for these input costs.  In general, these fixed price contracts extend through September 2009.

•      Unallocated corporate expenses increased by $0.3 million.

The following table presents our operating income (loss) by segment for the six months ended June 30, 2009 compared to the six months ended June 30, 2008:

			Change in Operating Income (Loss) Compared to Prior Period
			Change Due To
	Six Months Ended June 30,		Total		Net	Material
	2009	2008	Change	Volume (a)	Price (b)	Costs (c)	Currency	Other (d)(e)
Fine Paper	$(1.4)	$21.7	$(23.1)	$(19.8)	$5.1	$7.6	$—	$(16.0)
Technical Products	2.7	14.1	(11.4)	(22.1)	2.3	3.3	(0.2)	5.3
Unallocated corporate costs	(6.9)	(3.7)	(3.2)	—	—	—	—	(3.2)
Consolidated	$(5.6)	$32.1	$(37.7)	$(41.9)	$7.4	$10.9	$(0.2)	$(13.9)

(a)   Includes changes in unit volume and (under) over absorption of fixed costs.

(b)   Includes changes in selling price and product mix.

(c)   Includes price changes for raw materials and energy.

(d)   Includes other manufacturing costs, distribution, selling, general and administrative expenses and gains and losses on asset sales.

(e)   Fine Paper results for the six months ended June 30, 2009 include a pre-tax charge to earnings of $18 million related to the closure of the Ripon Mill.  Fine Paper results for the six months ended June 30, 2008 include a gain of approximately $2.9 million from the sale of certain fixed assets acquired in the Fox River acquisition.

We reported a consolidated operating loss of $5.6 million for the six months ended June 30, 2009 primarily due to costs associated with the closure of the Ripon Mill. Excluding costs associated with closing the Ripon Mill and a gain of approximately $2.9 million in the second quarter of 2008 on the sale of certain assets acquired in the acquisition of Fox River, consolidated operating income of $12.4 million for the six months ended June 30, 2009 decreased $16.8 million compared to 2008 primarily due to lower volume and associated reductions in paper machine operating schedules to control inventory; that were only partially offset by lower manufacturing input costs, actions taken to reduce spending and higher average selling prices.

•      Our fine paper business reported an operating loss of $1.4 million which was $23.1 million unfavorable to the prior year period.  Excluding costs associated with closing the Ripon Mill and the gain of approximately $2.9 million in the second quarter of 2008 from assets sales, operating income for our fine paper business decreased $2.2 million primarily due to lower volume as a result of weaker economic conditions and the under absorption of fixed manufacturing costs due to reduced paper machine utilization. The effects of lower volume and paper machine operating schedules, including the temporary idling of one paper machine,  were only partially offset by lower manufacturing input costs, principally for hardwood pulp, lower operating and administrative spending due to cost reduction initiatives and higher average net selling prices due to the realization of price increases implemented in 2008.

•      Operating income for our technical products business decreased $11.4 million primarily due to lower volume and higher manufacturing costs resulting from reduced paper machine utilization. These unfavorable factors were partially offset by lower manufacturing input costs, principally for pulp and latex, lower operating and administrative spending due to cost reduction initiatives and improved pricing due to the realization of price increases implemented in 2008.  As a result of certain fixed price contracts for gas, coal and specialized pulp, we were unable to fully realize market price reductions for these input costs. In general, these fixed price contracts extend through September 2009.

•      Unallocated corporate expenses increased by $3.2 million. Unallocated corporate expense for the six months ended June 30, 2008 included a gain of approximately $4.3 million related to the settlement of certain postretirement benefits we retained following the sale of our Terrace Bay pulp mill.  Excluding the effect of this gain, unallocated corporate expenses decreased $1.1 million due to the benefits of cost reduction initiatives implemented in 2009.

Additional Statement of Operations Commentary:

•      Selling, general and administrative (“SG&A”) expense of $16.6 million for the three months ended June 30, 2009 decreased $1.0 million from the prior year period primarily as a result of a reduction in controllable SG&A spending due to cost reduction initiatives implemented in 2009. For the three months ended June 30, 2009, SG&A expense as a percentage of net sales was approximately 12.3 percent and was 3.2 percentage points higher than the prior year period as the benefits of lower spending were more than offset by the 30 percent decrease in net sales.

•      For the three months ended June 30, 2009 and 2008, we incurred $5.3 million and $6.1million, respectively, of net interest expense (including $0.5 million of amortization of debt issuance costs in each period).  The decrease in net interest expense was due to lower average borrowings and lower average interest rates.

•      For the three months ended June 30, 2009, we recorded a tax benefit of $7.2 million resulting in an effective income tax benefit rate of approximately 46 percent.  We excluded the tax effects of the costs associated with closing the Ripon Mill as an infrequent and/or unusual item in estimating our full year effective tax rate.  The tax effects of closing the Ripon Mill were treated as a discrete item in determining our tax benefit for the three months ended June 30, 2009.  Therefore, the effective tax rate for the six months ended June 30, 2009 is not necessarily indicative of the tax rate we expect to record for the remainder of 2009.  For the three months ended June 30, 2008, we recorded a tax provision of $1.9 million resulting in an effective income tax rate of approximately 23 percent.  For each period, the variance from the U.S. federal statutory rate of 35 percent was primarily due to the benefits of our corporate structure and the mix of pre-tax income from tax jurisdictions with different marginal tax rates.  The change in the mix of pre-tax income was primarily due to costs associated with closing the Ripon Mill.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2009	2008
Net cash flow provided by (used in):
Operating activities	$35.2	$0.7
Investing activities:
Capital expenditures	(4.2)	(17.8)
Other investing activities	(0.3)	0.8
Total	(4.5)	(17.0)

Financing activities	(28.6)	15.7

Operating Cash Flow Commentary:

•                  Cash provided by operating activities of $35.2 million for the six months ended June 30, 2009 was $34.5 million favorable to cash provided by operating activities of $0.7 million in the prior year period. The favorable comparison to the prior year was due to a decrease in our investments in working capital in the current year, including the receipt of a refund of U.S. income taxes and payments related to the closure of the Ripon Mill partially offset by lower operating earnings (excluding non-cash items).

•                  For the six months ended June 30, 2009, we received approximately $10.9 million in refunds of U.S. income taxes.  As of June 30, 2009, we had more than $100 million of U.S. federal and state net operating losses that may be carried forward to offset future taxable income through 2028.

•                  For the six months ended June 30, 2009, we made severance and contract termination payments of approximately $4.9 million related to the closure of the Ripon Mill.  In addition, we expect to make future contract termination payments of approximately $4 million during the remainder of 2009 and in 2010.

•                  For the six months June 30, 2009, we made pension contributions of approximately $3.6 million and expect to make total pension contributions of approximately$9 million in calendar 2009. In addition, Neenah Germany paid approximately $0.7 million in pension benefits during the six months ended June 30, 2009 and expects to pay a total of approximately $1.6 million (based on exchange rates at June 30, 2009) for pension benefits in 2009.

Investing Commentary:

•                  For the six months ended June 30, 2009, cash used in investing activities was $4.5 million, a decrease of $12.5 million versus the prior year period.  The reduction in cash used for investing activities was due to a decrease of $13.6 million in capital spending.  We have aggregate planned capital expenditures for 2009 of approximately $10 million.  We believe that the level of our capital spending for 2009 is consistent with current economic conditions and will allow us to maintain the efficiency and cost effectiveness of our manufacturing assets. The level of our capital expenditures for the next 12 months is not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

Financing Commentary:

•                  Our liquidity requirements are provided by cash generated from operations, short- and long-term borrowings and proceeds from asset sales. Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of June 30, 2009, we had $84.3 million outstanding under our Revolver, outstanding letters of credit of $1.1 million and $51.8 million of available credit. In addition, we have €7.1 million ($9.9 million, based on exchanges rates at June 30, 2009) of available credit under our German Line of Credit.

•                  For the six months ended June 30, 2009, net repayments on our Revolver and our German Line of Credit were $16.8 million and $5.6 million, respectively. In addition, we repaid $2.5 million on the Term Loan.

•                  We paid aggregate cash dividends of $0.20 per share or approximately $2.9 million and $3.0 million for the six months ended June 30, 2009 and 2008, respectively.

•                  For the six months ended June 30, 2009, cash and cash equivalents increased $2.1 million.

•                  For the six months ended June 30, 2008, we paid approximately $9.4 million to purchase shares of common stock in connection with a reverse/forward split of issued and outstanding shares of common stock.

•                  Our required debt payments through June 30, 2010 are $17.6 million.  Such payments include required amortization payments on our Term Loan and German Loan Agreement of approximately $4.7 million and $1.8 million, respectively, and $11.1 million on our evergreen German Line of Credit which we expect to rollover in November 2009.

Management believes that our ability to generate cash from operations and our borrowing capacity are adequate to fund working capital, capital spending and other cash needs for the next twelve months.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. We believe that the estimates, assumptions and judgments described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. The critical accounting policies used in the preparation of the consolidated financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regard to estimates used. These critical judgments relate to the timing of recognizing sales revenue, the recoverability of deferred income tax assets, pension benefits and future cash flows associated with impairment testing of long-lived assets. Actual results could differ from these estimates and changes in these estimates are recorded when known. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition.  Except as described below, there has been no significant change in these policies, or the estimates used in the application of the policies, since December 31, 2008.

On January 1, 2009, we changed the estimated useful life of our Enterprise Resource Planning software from five years to eight years to more accurately reflect our expected future utilization of the software.  The change in the estimated useful life reduced depreciation expense for the six months ended June 30, 2009 by approximately $1.0 million or $0.04 per diluted share and is expected to reduce depreciation expense for the year ended December 31, 2009 by $1.9 million or $0.08 per diluted share.

Accounting Guidance Adopted in the Three Months Ended June 30, 2009

On June 30, 2009, we adopted SFAS No. 165 which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth:

•      The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements

•                  The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements

•                  The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with the provisions of SFAS No. 165, we have evaluated subsequent events for their impact on our financial statements through August 10, 2009 which is the date that such financial statements were issued.

On June 30, 2009, we adopted FSP FAS 157-4 which requires, among other things, the disclosure in interim and annual periods of:

•                  the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period, and

•                  quantitative disclosures about the fair value measurements separately for each major category of assets and liabilities measured at fair value on a recurring basis.

Our adoption of FSP FAS 157-4 did not have an impact on our financial position, results of operation, or cash flows.

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

•   changes in asset valuations including write-downs of assets including fixed assets, inventory, accounts receivable, deferred tax assets or other assets for impairment or other reasons;

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

As of June 30, 2009, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Internal Controls over Financial Reporting

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, management’s assessment of our internal control over financial reporting identified the following material weakness in our internal controls over financial reporting:

Controls Over Income Tax Accounting: As discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, as of December 31, 2007 the Company did not maintain effective controls over the determination and reporting of the provision for income taxes and related income tax balances. We believe significant progress has been made towards improving the level of skills and resources and internal control procedures for preparing, analyzing, reconciling and reviewing our income tax provision and income tax balance sheet accounts. This includes (i) hiring an income tax service provider during 2008 to prepare the income tax provision and related income tax balance sheet accounts; and (ii) utilizing a standard spreadsheet template provided by our service provider to summarize the components of our income tax provision.  However, at December 31, 2008, there were certain auditor identified misstatements in the Company’s December 31, 2008 deferred tax balances.  These misstatements were the result of a failure in the operating effectiveness of the Company’s underlying control activities related to the preparation and review of the provision for income taxes and related income tax balances.

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

Remediation and Changes in Internal Controls

During the three months ended June 30, 2009, we implemented the following remedial actions to address our material weakness:

•                  we have improved communications between our income tax service provider engaged to prepare and analyze our income tax provision and our management personnel responsible for reviewing and approving our income tax provision;

•                  our income tax service provider is utilizing additional quality control procedures and resources in the preparation and analysis of our income tax provision and income tax accounts; and

•                  we have expanded the number of management personnel utilized to test and review the tax strategies and assumptions supporting our income tax provision and income tax accounts; and

•                  the Audit Committee of our Board of Directors is meeting regularly with management personnel and our income tax service provider to monitor the progress of our remediation efforts.

As a result of the implementation of these processes, management believes that the condensed consolidated financial statements are fairly stated in all material respects as of and for the three months ended June 30, 2009.  Management is continuing to collect evidence of the effectiveness of the design and operation of our internal controls over financial reporting as it relates to accounting for income taxes before reaching a conclusion on whether the material weakness in accounting for income taxes has been remediated.

Other than as described above, there have not been any other changes in our internal control over financial reporting during the three months ended June 30, 2009, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 13, “Contingencies and Legal Matters” of Notes to Condensed Consolidated Financial Statements of Item 1 — Financial Statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities:

The following table contains information about our purchases of our equity securities for the three months ended June 30, 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
April 1, 2009 — April 30, 2009	187	$5.06	—	—
May 1, 2009 — May 31, 2009	—	$—	—	—
June 1, 2009 — June 30, 2009	—	$—	—	—

Transactions represent the purchase of common shares from employees to satisfy tax withholding requirements upon the vesting of stock-based awards. None of these transactions were made in the open market. The average price paid is based upon the closing sales price on the New York Stock Exchange on the date of the transaction.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on May 20, 2009, the following business was transacted:

Election of Class I Directors -

All the Class II nominees for election to the Board of Directors were elected:

	Number of Shares For	Number of Shares Authority Withheld
Mary Ann Leeper	13,026,956	688,396
Stephen M. Wood	10,650,069	3,065,283

Ratification of Appointment of Independent Registered Public Accounting Firm

The appointment of Deloitte & Touche LLP was ratified:

	Number of Shares For	Number of Shares Against	Number of Shares Abstain
Appointment of Deloitte & Touche LLP	13,342,275	361,022	12,055

Item 6.  Exhibits

Exhibit Number	Exhibit

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

August 10, 2009