Form 10-Q
period 2009-09-30
Neenah Paper Inc
filed 2009-11-09
CIK 1296435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 30, 2009, there were approximately 14,665,000 shares of the Company’s common stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$150.1	$185.6	$419.4	$585.7
Cost of products sold	121.8	160.6	346.4	497.6
Gross profit	28.3	25.0	73.0	88.1
Selling, general and administrative expenses	18.1	16.6	51.0	55.4
Other income - net	(0.1)	(3.9)	(0.7)	(11.7)
Restructuring costs (Note 4)	(0.4)	—	17.6	—
Operating income	10.7	12.3	5.1	44.4
Interest expense - net	5.4	6.3	16.4	18.6
Income (loss) from continuing operations before income taxes	5.3	6.0	(11.3)	25.8
Provision (benefit) for income taxes (Note 7)	1.9	1.0	(5.4)	6.1
Income (loss) from continuing operations	3.4	5.0	(5.9)	19.7
Income (loss) from discontinued operations, net of income taxes	(0.2)	1.5	(0.2)	(110.5)
Net income (loss)	$3.2	$6.5	$(6.1)	$(90.8)

Earnings (Loss) Per Common Share
Basic
Continuing operations	$0.23	$0.34	$(0.40)	$1.33
Discontinued operations	(0.01)	0.10	(0.01)	(7.53)
	$0.22	$0.44	$(0.41)	$(6.20)
Diluted
Continuing operations	$0.23	$0.34	$(0.40)	$1.32
Discontinued operations	(0.01)	0.10	(0.01)	(7.47)
	$0.22	$0.44	$(0.41)	$(6.15)

Weighted Average Common Shares Outstanding (in thousands)
Basic	14,656	14,592	14,652	14,679
Diluted	14,850	14,696	14,652	14,801
Cash Dividends Declared Per Share of Common Stock	$0.10	$0.10	$0.30	$0.30

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$5.4	$3.3
Accounts receivable (less allowances of $2.1 million and $1.7 million)	75.8	63.2
Inventories	71.0	88.6
Income taxes receivable	0.4	11.2
Deferred income taxes	62.5	65.4
Prepaid and other current assets	11.8	19.0
Assets held for sale (Note 8)	9.9	3.3
Total Current Assets	236.8	254.0
Property, Plant and Equipment, at cost	572.9	575.4
Less accumulated depreciation	281.7	259.2
Property, plant and equipment—net	291.2	316.2
Deferred Income Taxes	43.4	35.3
Goodwill	45.7	43.8
Intangible Assets—net	28.4	28.7
Other Assets	11.7	12.0
TOTAL ASSETS	$657.2	$690.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$17.0	$24.1
Accounts payable	30.0	35.3
Accrued salaries and employee benefits	20.3	19.0
Accrued income taxes	0.9	1.3
Accrued expenses (Note 7)	41.6	30.0
Total Current Liabilities	109.8	109.7
Long-term Debt	306.1	340.5
Deferred Income Taxes	23.9	25.4
Noncurrent Employee Benefits	108.6	107.8
Other Noncurrent Obligations	3.2	3.5
TOTAL LIABILITIES	551.6	586.9
Commitments and Contingencies (Note 13)
TOTAL STOCKHOLDERS' EQUITY	105.6	103.1
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$657.2	$690.0

 See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES
Net loss	$(6.1)	$(90.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25.5	29.9
Stock-based compensation	3.5	3.1
Deferred income tax benefit	(7.8)	(56.3)
Ripon Mill non-cash charges	6.3	—
Gain on curtailment of postretirement benefit plan	—	(4.3)
Asset impairment charge	—	91.2
Loss on disposal - transfer of the Pictou Mill	—	29.3
Loss on disposal - transfer of the Pictou Mill postretirement benefit plans	—	53.7
Gain on asset dispositions	—	(6.4)
Decrease (increase) in working capital	29.8	(38.2)
Pension and other postretirement benefits	4.2	(8.1)
Other	(1.0)	(2.9)
NET CASH PROVIDED BY OPERATING ACTIVITIES	54.4	0.2
INVESTING ACTIVITIES
Capital expenditures	(6.0)	(23.6)
Payment in conjunction with transfer of the Pictou Mill	—	(13.6)
Proceeds from asset sales	0.7	13.6
Other	(0.6)	0.3
NET CASH USED IN INVESTING ACTIVITIES	(5.9)	(23.3)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	5.5	51.0
Repayments of long-term debt	(41.9)	(22.2)
Short-term borrowings	7.0	16.5
Repayments of short-term debt	(12.5)	(1.7)
Share purchases	—	(9.4)
Cash dividends paid	(4.4)	(4.5)
Other	(0.1)	(0.2)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(46.4)	29.5
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(0.1)
NET INCREASE IN CASH AND CASH EQUIVALENTS	2.1	6.3
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3.3	2.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5.4	$8.7
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest expense capitalized	$10.8	$12.7
Cash paid (received) during period for income taxes	$(8.2)	$6.3
Non-cash investing activities:
Liability for equipment acquired	$0.6	$1.5

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

In May 2009, the Company permanently closed its fine paper mill located in Ripon, California (the “Ripon Mill”).  The Ripon Mill had one paper machine with an annual capacity of approximately 35,000 tons.  The Company’s other premium fine paper mills have absorbed production previously made at the Ripon Mill. The decision to close the Ripon Mill reflects the Company’s strategy to drive consolidation in the premium fine paper category through leading brands and a cost efficient manufacturing platform. See Note 4, “Closure of the Ripon Mill.”

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

The Company believes it is probable that the sale of the Woodlands will be completed within twelve months.  As of September 30, 2009, the assets of the Woodlands are reported on the condensed consolidated balance sheet as assets held for sale.  For the three and nine months ended September 30, 2009, the results of operations of the Woodlands are reported as discontinued operations in the condensed consolidated statements of operations. The results of operations of the Pictou Mill and the Woodlands and the loss on disposal of the Pictou Mill are reported as discontinued operations for the three and nine months ended September 30, 2008.  See Note 5, “Discontinued Operations.”

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

Prior Period Adjustments

During the three months ended September 30, 2009, the Company identified and restated the accompanying December 31, 2008 condensed consolidated balance sheet for the following errors: (i) a $7.3 million overstatement of Canadian deferred tax assets and unrealized foreign currency translation gains within stockholders’ equity and (ii) a $12.7 million understatement of the liability for uncertain tax positions and deferred tax assets as a result of errors identified in prior year income tax returns.  The net effect of these corrections on the condensed consolidated balance sheet as of December 31, 2008 is an increase in current deferred tax assets of $12.1 million, a decrease in long-term deferred tax assets of $6.7 million, an increase of $12.7 million in accrued expenses and a decrease of $7.3 million in stockholders’ equity.  Interest associated with the uncertain tax positions noted above was immaterial for all historical periods.  In addition, the Company adjusted $5.3 million from accounts payable to accrued expenses ($2.9 million) and accrued salaries and employee benefits ($2.4 million) in the accompanying December 31, 2008 condensed consolidated balance sheet to provide consistency in the reporting of certain liabilities between its U.S. and European operations and to conform to the current period presentation.  The Company believes the effects of these prior period corrections individually and in the aggregate are immaterial to any prior period consolidated financial statements.

Earnings (Loss) per Share (“EPS”)

The Company computes basic earnings (loss) per share (“EPS”) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC Topic 260”).  In accordance with ASC Topic 260, share-based awards with non-forfeitable dividends are classified as participating securities. In calculating basic earnings per share, this method requires net income to be reduced by the amount of dividends declared in the current period for each participating security and by the contractual amount of dividends or other participation payments that are paid or accumulated for the current period. Undistributed earnings for the period are allocated to participating securities based on the contractual participation rights of the security to share in those current earnings assuming all earnings for the period are distributed. Recipients of restricted stock and restricted stock unit (“RSU”) awards have contractual participation rights that are equivalent to those of common stockholders. Therefore, the Company allocates undistributed earnings to restricted stock, RSUs and common stockholders based on their respective ownership percentage, as of the end of the period.

ASC Topic 260 also requires companies with participating securities to calculate diluted earnings per share using the “Two Class” method. The “Two Class” method requires the denominator to include the weighted average participating securities along with the additional share equivalents from the assumed conversion of stock options calculated using the “Treasury Stock” method, subject to the anti-dilution provisions of ASC Topic 260.  The Company adopted the “Two-Class” method on January 1, 2009.  For the three and nine months ended September 30, 2008, EPS has been restated to reflect the retroactive application of the “Two Class” method.

Diluted EPS was calculated to give effect to all potentially dilutive common shares using the “Treasury Stock” method. Outstanding stock options, stock appreciation rights (“SARs”), RSUs and RSUs with performance conditions represent the only potentially dilutive non-participating security effects on the Company’s weighted-average shares.  For the three and nine months ended September 30, 2009 approximately 1,945,000 and 1,755,000 potentially dilutive stock-based compensation awards, respectively, were excluded from the computation of dilutive common shares.  For the three and nine months ended September 30, 2008, approximately 1,565,000 and 1,470,000 potentially dilutive stock-based compensation awards, respectively, were excluded from the computation of dilutive common shares.  In addition, as a result of the loss from continuing operations for the nine months ended September 30, 2009, approximately 105,000 incremental shares resulting from the assumed vesting of RSUs and RSUs with performance conditions were excluded from the diluted earnings per share calculation, as the effect would have been anti-dilutive.

The following table presents the computation of basic and diluted EPS (dollars in millions except per share amounts, shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income (loss) from continuing operations	$3.4	$5.0	$(5.9)	$19.7
Less: Distributed and undistributed amounts allocated to participating securities (a)	—	0.1	—	0.2
Income (loss) from continuing operations available to common stockholders	3.4	4.9	(5.9)	19.5
Income (loss) from discontinued operations, net of income taxes	(0.2)	1.5	(0.2)	(110.5)
Net income (loss) available to common stockholders	$3.2	$6.4	$(6.1)	$(91.0)

Weighted-average basic shares outstanding	14,656	14,592	14,652	14,679
Add: Assumed incremental shares under stock compensation plans	194	104	—	122
Assuming dilution	14,850	14,696	14,652	14,801

Earnings (Loss) Per Common Share
Basic
Continuing operations	$0.23	$0.34	$(0.40)	$1.33
Discontinued operations	(0.01)	0.10	(0.01)	(7.53)
	$0.22	$0.44	$(0.41)	$(6.20)
Diluted
Continuing operations	$0.23	$0.34	$(0.40)	$1.32
Discontinued operations	(0.01)	0.10	(0.01)	(7.47)
	$0.22	$0.44	$(0.41)	$(6.15)

(a)

In accordance with ASC Topic 260, for the nine months ended September 30, 2009 undistributed losses have been entirely allocated to common stockholders due to the fact that the holders of participating securities are not contractually obligated to share in the losses of the Company. For the nine months ended September 30, 2009, distributed income from continuing operations allocated to participating securities was $12 thousand. For the three months ended September 30, 2009, distributed and undistributed income from continuing operations allocated to participating securities was $11 thousand.

Note 2.  Accounting Standard Changes

On July 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS No. 168”).  SFAS No. 168 established the ASC as the source of authoritative U.S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 supersedes all existing non-SEC accounting and reporting standards.  All non-SEC accounting literature not included in the ASC is non authoritative. The Company’s adoption of SFAS No. 168 did not have an effect on its financial position, results of operation or cash flows.

As of September 30, 2009, no amendments to the ASC had been issued but not adopted by the Company that will have or are reasonably likely to have a material effect on its operations, financial position or cash flows.

Note 3.  Comprehensive Income (Loss)

Comprehensive income (loss) includes, in addition to net income (loss), gains and losses recorded directly into stockholders’ equity on the condensed consolidated balance sheet. These gains and losses are referred to as other comprehensive income items. Accumulated other comprehensive income (loss) consists of foreign currency translation gains and (losses), deferred gains and (losses) on cash flow hedges and adjustments related to pensions and other postretirement benefits. Income taxes are not provided for foreign currency translation adjustments because they relate to indefinite investments in Neenah Germany. The Company also does not provide for income taxes on foreign currency translation adjustments for its Canadian operations.  For the three and nine months ended September 30, 2009, the Company did not record deferred taxes related to future funds expected to be repatriated upon the sale of the Woodlands because there are no expected tax consequences considering the anticipated proceeds from the disposal of the Woodlands.  As of September 30, 2009 and December 31, 2008, accumulated other comprehensive income was $93.9 million and $84.4 million, respectively.

The following table presents the components of comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$3.2	$6.5	$(6.1)	$(90.8)
Other comprehensive income (loss):
Unrealized foreign currency translation loss	7.6	(32.4)	8.1	(15.0)
Adjustments to pension and other post-employment benefit liabilities, net of income tax provision	0.1	0.2	1.4	31.9
Deferred loss on cash flow hedges, net of income tax benefit	—	—	—	(0.3)
Total other comprehensive income (loss)	7.7	(32.2)	9.5	16.6

Comprehensive income (loss)	$10.9	$(25.7)	$3.4	$(74.2)

Note 4.  Closure of the Ripon Mill

In May 2009, the Company permanently closed the Ripon Mill.  The closure resulted in a pre-tax charge of $17.6 million for the nine months ended September 30, 2009.  The charge was comprised of approximately $6.3 million in non-cash charges primarily for losses related to the carrying value of property, plant and equipment, a curtailment loss of $0.8 million related to postretirement benefit plans in which employees of the Ripon Mill participated (see Note 10) and cash payments for contract terminations, severances and other employee costs of approximately $10.5 million.  The Company expects to pay approximately $7 million of such costs in 2009, with the remaining payments in 2010 and beyond.

As of September 30, 2009, the remaining long-lived assets of the Ripon Mill, primarily composed of land and buildings, are classified as Assets held for sale on the condensed consolidated balance sheet.  The Company believes that the sale of such assets will be completed within 12 months. Assets held for sale are valued at the lower of cost or fair value less cost to sell. The assets of the Ripon Mill are reported on the condensed consolidated balance sheet at their aggregate cost of $6.2 million.

The Company accounted for the costs associated with the closure of the Ripon Mill in accordance with ASC Topic 420, Exit or Disposal Cost Obligations.  As of September 30, 2009, approximately $1.7 million in severance benefits had been paid to 96 former employees of the Ripon Mill and severance benefits of approximately $0.1 million due to one former employee of the Ripon Mill remained unpaid. The following table presents the status of such closure costs as of and for the three months ended September 30, 2009:

	Severance benefits	Contract termination and other costs	Total
Amounts accrued during the nine months ended September 30, 2009	$1.8	$8.7	$10.5
Payments for the nine months ended September 30, 2009	(1.7)	(4.8)	(6.5)
Accrued exit costs at September 30, 2009	$0.1	$3.9	$4.0

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

The Company accounted for the transfer of all pension and other post-employment benefit obligations for active and retired employees of the Pictou Mill to Northern Pulp as a settlement of post-employment benefit obligations pursuant to ASC Topic 715, Compensation—Retirement Benefits (“ASC Topic 715”).  For the nine months ended September 30, 2008, the Company recognized a non-cash, pre-tax settlement loss of $53.7 million due to the reclassification of deferred adjustments related to pensions and other post-employment benefits from accumulated other comprehensive income to loss from discontinued operations in the condensed consolidated statement of operations.

During the first quarter of 2008, the Company determined that the estimated value it would receive from a sale of the Pictou Mill indicated that it would not recover the carrying value of the mill’s long-lived assets. For the nine months ended September 30, 2008, the Company recognized a non-cash, pre-tax impairment charge of $91.2 million to write-off the carrying value of the Pictou Mill’s long-lived assets.  In addition, for the three and nine months ended September 30, 2008, the Company recorded pre-tax income (expense) of $0.4 million and $(29.3) million, respectively, to recognize the loss on disposal of the Pictou Mill. At September 30, 2009, the Woodlands are reported as Assets held for sale on the condensed consolidated balance sheet at their historic book value net of accumulated depletion of $3.7 million.  The Company believes it is probable that the sale of the Woodlands will be completed within twelve months.

In conjunction with the sale of the Pictou Mill, the Company entered into a stumpage agreement (the “Stumpage Agreement”) which allows Northern Pulp to harvest an average of approximately 400,000 metric tons of softwood timber annually from the Woodlands. The Stumpage Agreement is for a term of ten years and Northern Pulp has the option to extend the agreement for an additional three years.  For calendar year 2008, Northern Pulp paid a nominal amount for approximately 236,000 metric tons of softwood timber harvested under the Stumpage Agreement.  As a result, the Company recorded $2.8 million in deferred revenue for the estimated fair value of the timber to be harvested by Northern Pulp in calendar 2008.  For the three and nine months ended September 30, 2008, the Company recognized $2.0 million of such deferred revenue. For timber purchases during calendar year 2009, Northern Pulp is paying the stumpage rate charged by the Nova Scotia provincial government for harvesting on government licensed lands. The price paid for timber purchases during the remainder of the Stumpage Agreement will be based on an agreed upon formula for estimating market prices. The Company believes the Stumpage Agreement prices for calendar year 2009 and beyond represent market rates.  Northern Pulp has agreed to pay substantially all costs associated with maintaining the Woodlands and harvesting the timber.  An agreement to sell the Woodlands will require the buyer to assume the Stumpage Agreement.

The results of operations of the Pictou Mill and the Woodlands and the estimated loss on sale of the Pictou Mill are reported as discontinued operations in the condensed consolidated statements of operations for each period presented. The following table summarizes the results of discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales (a)	$1.2	$2.0	$2.5	$100.9

Discontinued operations:
Income (loss) from operations
Pictou Mill and the Woodlands (b)	$1.0	$2.0	$1.8	$(99.0)
Terrace Bay	—	—	—	(0.2)
Income (loss) from operations before income taxes	1.0	2.0	1.8	(99.2)
Gain (loss) on disposal	—	0.4	(0.3)	(29.3)
Loss on settlement of postretirement benefit plans	—	—	—	(53.7)
Gain (loss) on disposal	—	0.4	(0.3)	(83.0)
Income (loss) before income taxes	1.0	2.4	1.5	(182.2)
(Provision) benefit for income taxes (c)	(1.2)	(0.9)	(1.7)	71.7
Income (loss) from discontinued operations, net of income taxes	$(0.2)	$1.5	$(0.2)	$(110.5)

(a)	Represent net sales of the Pictou Mill and the Woodlands only.
(b)

For the nine months ended September 30, 2008, the loss from operations includes a non-cash, pre-tax impairment charge of $91.2 million to write-off the carrying value of the Pictou Mill’s long-lived assets.

(c)

For the three and nine months ended September 30, 2009, the provision for income taxes includes amounts accrued for uncertain income tax positions and other adjustments of $0.9 million and $1.1 million, respectively.

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

For the three and nine months ended September 30, 2008, the Company recognized gains of approximately $3.5 million and $6.4 million, respectively, primarily from the sale of fixed assets acquired in the Fox River acquisition.

The Company recognized (gains) losses of $0.1 million and $(29) thousand, respectively, from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) for the three and nine months ended September 30, 2009.  For the three and nine months ended September 30, 2008, the Company recognized foreign currency transactions (gains) of $(0.1) million.  For the three and nine months ended September 30, 2008, losses from foreign currency transactions related to the operations of the Pictou Mill were approximately $0.1 million and $0.7 million, respectively, and are recorded in loss from discontinued operations on the condensed consolidated statements of operations.  For the nine months ended September 30, 2008, the Company realized (gains) on foreign currency forward exchange contracts of approximately $(0.5) million.  All such foreign currency forward exchange contracts gains related to the operations of the Pictou Mill and are recorded in loss from discontinued operations on the condensed consolidated statements of operations.

The following table presents the components of “Other income — net” on the condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Terrace Bay employee benefits	$0.2	$0.1	$0.5	$(4.8)
Gain on property disposals	—	(3.5)	(0.1)	(6.4)
Gain on foreign currency foreign exchange contracts	—	—	—	(0.5)
(Gain) loss from foreign currency transactions	0.1	(0.1)	—	(0.1)
Miscellaneous other income	(0.4)	(0.2)	(1.6)	(1.2)
Other income - net	(0.1)	(3.7)	(1.2)	(13.0)
Less: Amounts related to discontinued operations	—	0.2	(0.5)	(1.3)
Other income - net related to continuing operations	$(0.1)	$(3.9)	$(0.7)	$(11.7)

Note 7. Income Taxes

The Company accounts for income taxes recognized in an enterprise’s financial statements in accordance with ASC Topic 740, Income Taxes.  The following is a tabular reconciliation of the total amounts of the Company’s uncertain tax positions as of and for the nine months ended September 30, 2009:

Balance at December 31, 2008	$12.9
Increase in the liability for uncertain tax positions taken in prior periods	2.2
Balance at September 30, 2009	$15.1

For the nine months ended September 30, 2009, the increase in the Company’s liability for uncertain income tax positions was the result of the accrual of interest expense on potential adjustments to prior year income tax returns.  For the three and nine months ended September 30, 2009,  the Company recognized income tax expense of approximately $0.5 million for interest expense related to continuing operations.  In addition, for the three and nine months ended September 30, 2009, the Company recognized income tax expense of approximately $0.5 million and $0.8 million, respectively, related to discontinued operations.  If the Company’s liability for uncertain tax positions as of September 30, 2009 is not realized, its provision for income taxes in future periods would be favorably affected by approximately $1.5 million.

The Company anticipates that it will make income tax payments in the fourth quarter of 2009 and the first quarter of 2010 of approximately $6.2 million and $1.0 million, respectively, as a result of the completion of Internal Revenue Service audits for tax years 2004 through 2006.

In accordance with ASC Topic 270, Interim Reporting, the Company excluded the tax effects of the costs associated with closing the Ripon Mill as an infrequent and/or unusual item in estimating its full year effective tax rate.  See Note 4, “Closure of the Ripon Mill.” The tax effects of closing the Ripon Mill were treated as a discrete item in determining the tax benefit for the nine months ended September 30, 2009.  Therefore, the effective tax rate for the nine months ended September 30, 2009 is not necessarily indicative of the tax rate the Company expects to record for the remainder of 2009.

Note 8. Supplemental Balance Sheet Data

The following presents inventories by major class:

	September 30, 2009	December 31, 2008
Inventories by major class:
Raw materials	$16.8	$21.8
Work in progress	12.6	13.0
Finished goods	45.9	59.0
Supplies and other	1.9	3.0
	77.2	96.8
Adjust FIFO inventories to LIFO cost	(6.2)	(8.2)
Total	$71.0	$88.6

The FIFO values of total inventories valued on the LIFO method were $56.9 million and $66.5 million at September 30, 2009 and December 31, 2008, respectively.  For the three and nine months ended September 30, 2009, the Company recognized income (expense) of approximately $0.2 million and $(0.2) million, respectively, due to the liquidation of LIFO inventories.

The following table presents the components of Assets Held for Sale on the condensed consolidated balance sheet.

	September 30, 2009	December 31, 2008
Assets Held for Sale
The Woodlands	$3.7	$3.3
Land and buildings - the Ripon Mill (Note 4)	6.2	—
Total	$9.9	$3.3

Note 9. Debt

Long-term debt consisted of the following:

	September 30, 2009	December 31, 2008
Senior Notes (7.375% fixed rate) due November 2014	$225.0	$225.0
Revolving bank credit facility (variable rates) due November 2010	69.3	101.1
Term Loan (variable rates) due November 2010	3.4	7.2
Neenah Germany project financing (3.8% fixed rate) due in 16 equal semi-annual installments beginning June 2009	13.7	14.0
Neenah Germany revolving line of credit (variable rates) due November 2009	11.7	17.3
Total debt	323.1	364.6
Less: Debt payable within one year	17.0	24.1
Long-term debt	$306.1	$340.5

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

In May 2008, the Company entered into the Sixth Amendment to the Initial Credit Agreement (the “Sixth Amendment”). In the Sixth Amendment, the Lenders consented to consummation of the sale of the Pictou Mill. As of September 30, 2009, the Initial Credit Agreement (as amended, the “Amended Credit Agreement”) provides for a secured revolving credit facility (the “Revolver”) to provide for borrowings of up to $210 million. The Company’s ability to borrow under the Revolver is limited to the lowest of (a) $210 million, (b) the Company’s borrowing base (as determined in accordance with the Amended Credit Agreement) and (c) the applicable cap on the amount of “credit facilities” under the indenture for the Senior Notes. The Amended Credit Agreement is currently scheduled to terminate on November 30, 2010.

The weighted-average interest rate on outstanding Revolver borrowings as of September 30, 2009 and December 31, 2008 was 2.1 percent per annum and 3.6 percent per annum, respectively. Borrowing availability under the Revolver is reduced by outstanding letters of credit and reserves for certain other items as defined in the Amended Credit Agreement. Availability under the Amended Credit Agreement will fluctuate over time depending on the value of the Company’s inventory, receivables and various capital assets. As of September 30, 2009, the Company had approximately $1.0 million of letters of credit outstanding and $62.5 million of borrowing availability under the Revolver. As of September 30, 2009, the Company had approximately $69.3 million in outstanding Revolver borrowings. Approximately $14.2 million of such Revolver borrowings are due within the next 12 months.  The Company has the ability and intent to refinance such borrowings and therefore has excluded these amounts from current liabilities.  See, “Amendment and Restatement of the Bank Credit Agreement”, below.

The Amended Credit Agreement contains events of default customary for financings of this type, including failure to pay principal or interest, materially false representations or warranties, failure to observe covenants and other terms of the Amended Credit Agreement, cross-defaults to other indebtedness, bankruptcy, insolvency, various ERISA violations, the incurrence of material judgments and changes in control. As of September 30, 2009, no events of default had occurred.

Term Loan

In March 2007, the Company entered into an agreement by and among the Company, certain of its subsidiaries and JP Morgan Chase Bank, N.A. (the “Term Loan Agreement”) to borrow up to $25 million (the “Term Loan”). The weighted-average interest rate on outstanding Term Loan borrowings as of September 30, 2009 and December 31, 2008, was 2.0 percent per annum and 3.6 percent per annum, respectively. Borrowings under the Term Loan are being repaid in equal quarterly installments which began in November 2007.  As of September 30, 2009, required Term Loan amortization payments are $1.25 million per quarter.  The Term Loan Agreement will terminate on the earlier of November 30, 2010 or when no Term Loan borrowings are outstanding.  All amounts outstanding under the Term Loan are scheduled to be repaid by May 2010.

Other Financing

In December 2006, Neenah Germany entered into agreements with HypoVereinsbank and IKB Deutsche Industriebank AG to provide a total of €10.0 million of project financing for the construction of a saturator (the “German Loan Agreement”). The German Loan Agreement bears interest at a rate of 3.8 percent per annum and matures in December 2016.  As of September 30, 2009, €9.4 million ($13.7 million, based on exchange rates at September 30, 2009) was outstanding under this agreement.

Neenah Germany has an unsecured revolving line of credit (the “German Line of Credit”) with HypoVereinsbank that provides for borrowings of up to €15 million for general corporate purposes.  The Line of Credit matures on November 30, 2009.  The weighted-average interest rate on outstanding Line of Credit borrowings as of September 30, 2009 and December 31, 2008 was 2.3 percent and 5.7 percent per annum, respectively.  As of September 30, 2009, the Company had €8.0 million ($11.7 million, based on exchange rates at September 30, 2009) outstanding under the Line of Credit and €7.0 million ($10.2 million, based on exchanges rates at September 30, 2009) of available credit.

Amendment and Restatement of the Bank Credit Agreement

On November 5, 2009, the Company renewed and modified its Amended Bank Credit Agreement by entering into an amended and restated credit agreement (as amended and restated, the “Restated Credit Agreement”) by and among the Company, certain of its subsidiaries as co-borrowers, Neenah Canada, as guarantor, the lenders listed in the Restated Credit Agreement and JPMorgan Chase Bank, N.A., as agent for the lenders.  The Restated Credit Agreement consists of a $100 million senior, secured revolving credit facility (the “New Revolver”) and (ii) a $40 million senior secured term loan (the “New Term Loan”).  A portion of the New Term Loan proceeds were used to repay in full the Term Loan. The Company’s ability to borrow under the New Revolver is limited to the lowest of (a) $100 million; (b) the Company’s borrowing base (as determined in accordance with the Restated Credit Agreement) and (c) the applicable cap on the amount of “credit facilities” under the indenture for the Senior Notes.  In addition, under certain conditions, the Company has the ability to increase the size of the New Revolver by up to $50 million.  The total amount outstanding under the Restated Credit Agreement cannot exceed $150 million.

The Restated Credit Facilities mature on November 30, 2013.  Commencing April 30, 2010, the Company will be required to make quarterly principal payments on the New Term Loan of $1.25 million per quarter with a final payment of $22.5 million in November 2013.

The New Revolver bears interest at either (1) a prime rate-based index plus a percentage ranging from 2.00% to 2.50%, or (2) LIBOR plus a percentage ranging from 3.50% to 4.00%, depending upon the amount of availability under the New Revolver.  The New Term Loan will bear interest at either (A) a prime rate-based index plus 2.75%, or (B) LIBOR plus 4.25%.  Interest is computed based on actual days elapsed in a 360-day year, payable monthly in arrears for prime-rate based loans, or for LIBOR loans, payable monthly in arrears and at the end of the applicable interest period.  The Company is also required to pay a monthly facility fee on the unused amount of the New Revolver commitment, calculated at the per annum rate of 0.50% while the New Term Loan remains outstanding, and after the New Term Loan has been repaid in full, at a per annum rate ranging between 0.50% and 0.75%, depending upon usage under the New Revolver.

The Restated Credit Agreement is secured by substantially all of the assets of the Company and the subsidiary borrowers, including the capital stock of such subsidiaries, and is guaranteed by Neenah Canada.  Neenah Canada’s guaranty is secured by substantially all of that subsidiary’s assets.  Neenah Germany is not obligated with respect to the Restated Credit Agreement, either as a borrower or a guarantor; however, the Company has directly or indirectly pledged 65% of its equity interest in Neenah Germany as security for the obligations of the Company and its subsidiaries under the Restated Credit Agreement.

The Restated Credit Agreement contains events of default customary for financings of this type, including failure to pay principal or interest, materially false representations or warranties, failure to observe covenants and other terms of the Restated Credit Agreement, cross-defaults to certain other indebtedness, bankruptcy, insolvency, various ERISA violations, the incurrence of material judgments and changes in control.

The Restated Credit Agreement contains covenants with which the Company must comply during the term of the Agreements.  Among other things, such covenants restrict the Company’s ability to incur certain additional debt, make specified restricted payments and capital expenditures, authorize or issue capital stock, enter into transactions with affiliates, consolidate or merge with or acquire another business, sell certain of its assets, or dissolve or wind up.  In addition, the terms of the Restated Credit Agreement require the Company to achieve and maintain compliance with a fixed charge coverage ratio if availability under the Restated Credit Agreement is less than $20 million.

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

The closure of the Ripon Mill (See Note 4, “Closure of the Ripon Mill”) resulted in the elimination of expected years of future service for mill employees eligible to participate in the Company’s defined benefit pension plans and postretirement medical plan.  In accordance with ASC Topic 715, the Company measured the assets and liabilities of the affected postretirement plans as of May 31, 2009 and recognized an aggregate curtailment loss of approximately $0.8 million for the nine months ended September 30, 2009.

In conjunction with the sale of the Pictou Mill, Northern Pulp assumed responsibility for all pension and other postretirement benefit obligations for active and retired employees of the mill.  The Company accounted for the transfer of these liabilities as a settlement of postretirement benefit obligations pursuant to ASC Topic 715.

The following table presents the components of net periodic benefit cost:

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended September 30,
	2009	2008	2009	2008
Service cost	$1.1	$1.2	$0.5	$0.5
Interest cost	3.6	3.4	0.7	0.5
Expected return on plan assets (a)	(2.8)	(3.4)	—	—
Recognized net actuarial loss	0.3	0.1	—	0.1
Amortization of prior service cost	—	—	0.1	0.6
Amount of curtailment loss recognized	—	—	—	0.2
Net periodic benefit cost related to continuing operations	$2.2	$1.3	$1.3	$1.9

	Pension Benefits		Postretirement Benefits Other than Pensions
	Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$3.4	$5.3	$1.4	$1.7
Interest cost	10.7	15.3	1.9	2.0
Expected return on plan assets (a)	(8.5)	(16.9)	—	—
Recognized net actuarial loss	1.1	1.3	0.1	0.4
Amortization of unrecognized transition liability	—	(0.1)	—	—
Amortization of prior service cost (credit)	0.1	1.0	0.3	(0.6)
Amount of curtailment loss recognized	0.2	—	0.6	(4.1)
Net periodic benefit cost (credit)	7.0	5.9	4.3	(0.6)
Less: Costs related to discontinued operations (b)	—	1.9	—	0.6
Net periodic benefit cost (credit) related to continuing operations	$7.0	$4.0	$4.3	$(1.2)

(a)

The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

(b)

For the three and nine months ended September 30, 2008, pension and other postretirement benefit costs for the Pictou Mill and the Woodlands are reported as results of discontinued operations on the condensed consolidated statements of operations

The Company expects to make aggregate contributions to pension trusts and payments of pension benefits for unfunded pension plans of approximately $11 million (based on exchange rates at September 30, 2009) in calendar 2009.  For the nine months September 30, 2009, the Company made approximately $7.9 million of such payments.

Note 11.  Stock Compensation Plan

The Company established the 2004 Omnibus Stock and Incentive Plan (the “Omnibus Plan”) in December 2004. The Company reserved 3,500,000 shares of $0.01 par value common stock (“Common Stock”) for issuance under the Omnibus Plan. Pursuant to the terms of the Omnibus Plan, the compensation committee of the Company’s Board of Directors may grant various types of equity-based compensation awards, including incentive and nonqualified stock options, SARs, restricted stock, RSUs, restricted stock units with performance conditions (“Performance Shares”) and performance units, in addition to certain cash-based awards. All grants under the Omnibus Plan will be made at fair market value and no grant may be repriced. In general, the options expire ten years from the date of grant and vest over a three-year service period. As of September 30, 2009, approximately 1,960,000 shares of Common Stock (based on the closing market price for Common Stock at September 30, 2009) were reserved for future issuance under the Omnibus Plan.  The Company accounts for stock-based compensation pursuant to the fair value recognition provisions of ASC Topic 718, Compensation—Stock Compensation.

Valuation and Expense Information

Substantially all stock-based compensation expense is recorded in selling, general and administrative expenses on the condensed consolidated statements of operations.  The following table summarizes stock-based compensation expense and related income tax benefits for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock-based compensation expense	$1.7	$1.1	$3.5	$3.1
Income tax benefit	(0.6)	(0.4)	(1.3)	(1.2)
Stock-based compensation, net of income tax benefit	$1.1	$0.7	$2.2	$1.9

The following table summarizes total compensation costs related to the Company’s equity awards and amounts recognized in the nine months ended September 30, 2009.

		Stock Options	Restricted Stock
Unrecognized compensation cost — December 31, 2008		$1.5	$1.6
Add:	Grant date fair value current year grants	1.8	2.2
Less:	Compensation expense recognized	1.6	1.9
Unrecognized compensation cost — September 30, 2009		$1.7	$1.9

Expected amortization period (in years)		2.0	1.7

Stock Options

For the nine months ended September 30, 2009, the Company awarded nonqualified stock options to Long-Term Incentive Plan (the “LTIP”) participants to purchase approximately 698,000 shares of common stock (subject to forfeiture due to termination of employment and other conditions).  In addition, the Company awarded to non-employee members of its board of directors nonqualified stock options to purchase 32,000 shares of Common Stock. For the nine months ended September 30, 2009, the weighted-average exercise price of such nonqualified stock option awards was $8.19 per share. The exercise price of the options was equal to the market price of the Company’s common stock on the date of grant.  In general, the options expire in ten years and one-third vest on each of the first three anniversaries of the date of grant.  For options awarded to non-employee members of the board of directors, options expire in ten years and vest on the first anniversary of the date of grant. The weighted-average grant date fair value for stock options granted during the nine months ended September 30, 2009 was $2.67 per share and was estimated using the Black-Scholes option valuation model with the following assumptions:

Nine months Ended September 30, 2009
Expected life in years	5.9
Risk free interest rate	2.4%
Volatility	51.6%
Dividend yield	4.9%

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

No stock options were exercised during the nine months ended September 30, 2009 and 2008. The aggregate intrinsic value of approximately 1,330,000 stock options and 1,207,000 stock options that were exercisable at September 30, 2009 and December 31, 2008, respectively, was zero.

The aggregate grant date fair value of approximately 190,000 stock options and SARs that vested during the nine months ended September 30, 2009, was $1.8 million. As of September 30, 2009, certain participants met age and service requirements that allowed their stock options to qualify for accelerated vesting upon retirement. As of September 30, 2009, LTIP participants held options to purchase 295,000 shares of common stock that would have been exercisable if they had retired as of such date. The aggregate grant date fair value of options subject to accelerated vesting was $1.2 million. Stock options subject to accelerated vesting for expense recognition become exercisable according to the contract terms of the stock option grant.

As of September 30, 2009, the aggregate intrinsic value of 2,250,000 stock options and SARs that were vested or expected to vest was $2.6 million.  The weighted-average grant date fair value of such stock options was $8.41 per share. As of December 31, 2008, the weighted-average grant date fair value and aggregate intrinsic value of 1,619,000 stock options that were vested or expected to vest was $11.10 per share and zero, respectively.

As of September 30, 2009, the Company has approximately 945,000 unvested stock options with a weighted-average grant date fair value of $3.93 per share. As of December 31, 2008, approximately 415,000 unvested stock options were outstanding with a weighted-average grant date fair value of $6.98 per share.

Performance Shares

For the nine months ended September 30, 2009, the Company granted target awards of 216,400 Performance Shares to LTIP participants. The measurement period for the Performance Shares is January 1, 2009 through December 31, 2011. Common Stock equal to between 30 percent and 250 percent of the performance share target will be awarded based on the Company’s growth in earnings before interest, taxes, depreciation and amortization (“EBITDA”) minus a capital charge and total return to shareholders relative to a peer group of companies and the Russell 2000® Value small cap index. The weighted-average grant date fair value for the Performance Shares was $8.91 per share (which represents the grant date market price of the Company’s Common Stock of $7.41 per share multiplied by the probability weighted expected payout of approximately 1.20 shares of Common Stock for each Performance Share) and was estimated using a “Monte Carlo” simulation technique. Compensation cost is recognized pro rata over the vesting period.

Note 12.  Goodwill and Other Intangible Assets

The following table presents changes in the carrying amount of goodwill for the nine months ended September 30, 2009.  All such goodwill is reported in the Technical Products segment.

Balance at December 31, 2008	$43.8
Foreign currency translation	1.9

Balance at September 30, 2009	$45.7

The following table presents the gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization.

	September 30, 2009		December 31, 2008
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets
Customer based intangibles	$15.8	$(3.2)	$15.2	$(2.3)
Trade names and trademarks	6.7	(1.8)	6.5	(1.3)
Acquired technology	1.2	(0.3)	1.1	(0.2)
Total	23.7	(5.3)	22.8	(3.8)
Unamortizable intangible assets:
Trade names	10.0	—	9.7	—

Total	$33.7	$(5.3)	$32.5	$(3.8)

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

Indemnifications

Pursuant to a Distribution Agreement, an Employee Matters Agreement and a Tax Sharing Agreement, the Company has agreed to indemnify Kimberly-Clark for certain liabilities or risks related to the Spin-Off. Many of the potential indemnification liabilities under these agreements are unknown, remote or highly contingent. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable agreement. For these reasons, the Company is unable to estimate the maximum potential amount of the possible future liability under the indemnity provisions of these agreements. However, the Company accrues for any potentially indemnifiable liability or risk under these agreements for which it believes a future payment is probable and a range of loss can be reasonably estimated. As of September 30, 2009, management believes the Company’s liability under such indemnification obligations was not material to the consolidated financial statements.

Employees and Labor Relations

Hourly employees at the Whiting, Neenah, Munising and Appleton paper mills are represented by the United Steelworkers Union (the “USW”). The collective bargaining agreements for the Whiting and Munising paper mills expired on January 31, 2009 and July 14, 2009, respectively. The Company is currently negotiating new labor agreements for these mills with the USW. In October 2009, the Company and the USW signed a new collective bargaining agreement for the Neenah paper mill that is effective through June 30, 2013. The collective bargaining agreement for the Appleton paper mill expires on May 31, 2010. Separately, the Neenah, Whiting and Munising paper mills have bargained jointly with the union on pension matters. The agreement on pension matters will remain in effect through 2019.

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

Note 14.  Business Segment Information

The Company reports its operations in two segments: Fine Paper and Technical Products. The Fine Paper business is a leading producer of premium writing, text, cover and specialty papers. The Technical Products business is a leading international producer of filtration media, durable, saturated and coated substrates for a variety of end uses and nonwoven wall coverings.  Each segment employs different technologies and marketing strategies.  Disclosure of segment information is on the same basis that management uses internally for evaluating segment performance and allocating resources.  Transactions between segments are executed at market prices and such transactions are eliminated in consolidation. The costs of shared services, and other administrative functions managed on a common basis, are allocated to the segments based on usage, where possible, or other factors based on the nature of the activity.  General corporate expenses that do not directly support the operations of the business segments are shown as Unallocated corporate costs.

The following table summarizes the net sales, operating income (loss) and total assets for each of the Company’s business segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales
Fine Paper	$63.0	$81.7	$189.1	$263.2
Technical Products	87.1	103.9	230.3	322.5
Consolidated	$150.1	$185.6	$419.4	$585.7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating income (loss)
Fine Paper (a)(b)	$9.6	$11.1	$8.2	$32.8
Technical Products	5.2	4.1	7.9	18.2
Unallocated corporate costs (c)	(4.1)	(2.9)	(11.0)	(6.6)
Consolidated	$10.7	$12.3	$5.1	$44.4

(a)          For the nine months ended September 30, 2009, Fine Paper results include a pre-tax charge related to the closure of the Ripon Mill of $17.6 million.

(b)         For the three and nine months ended September 30, 2008, Fine Paper results include gains from the sale of certain fixed assets acquired in the Fox River acquisition of approximately $3.6 million and $6.6 million, respectively.

(c)          For the nine months ended September 30, 2008, Unallocated corporate costs include a gain of approximately $4.3 million related to the settlement of certain postretirement benefits the Company retained following the sale of the Terrace Bay mill.

	September 30, 2009	December 31, 2008
Total Assets
Fine Paper	$170.8	$190.7
Technical Products	364.0	366.6
Assets held for sale	9.9	3.3
Corporate and other	112.5	129.4
Total	$657.2	$690.0

Note 15.  Condensed Consolidating Financial Information

Neenah Paper Michigan, Inc., Neenah Paper FR, LLC, Neenah Paper FVC, Inc., Neenah Paper Company of Canada, Neenah Paper International Holding Company, LLC and Neenah Paper International, LLC, (the “Guarantor Subsidiaries”) guarantee the Company’s Senior Notes. The Guarantor Subsidiaries are 100 percent owned by the Company and all guarantees are full and unconditional.  The following condensed consolidating financial information is presented in lieu of consolidated financial statements for the Guarantor Subsidiaries as of September 30, 2009 and December 31, 2008 and for the three and nine months ended September 30, 2009 and 2008.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2009

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$62.1	$30.0	$58.0	$—	$150.1
Cost of products sold	45.4	24.3	52.1	—	121.8
Gross profit	16.7	5.7	5.9	—	28.3
Selling, general and administrative expenses	11.9	2.6	3.6	—	18.1
Other (income) expense - net	0.1	0.1	(0.3)	—	(0.1)
Restructuring costs	—	(0.4)	—	—	(0.4)
Operating income	4.7	3.4	2.6	—	10.7
Equity in earnings of subsidiaries	(3.0)	—	—	3.0	—
Interest expense-net	4.9	0.2	0.3	—	5.4
Income from continuing operations before income taxes	2.8	3.2	2.3	(3.0)	5.3
Provision (benefit) for income taxes	(0.4)	1.7	0.6	—	1.9
Income from continuing operations	3.2	1.5	1.7	(3.0)	3.4
Loss from discontinued operations, net of income tax provision	—	(0.2)	—	—	(0.2)
Net income	$3.2	$1.3	$1.7	$(3.0)	$3.2

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2008

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$76.6	$40.7	$68.3	$—	$185.6
Cost of products sold	64.7	33.3	62.6	—	160.6
Gross profit	11.9	7.4	5.7	—	25.0
Selling, general and administrative expenses	10.0	3.0	3.6	—	16.6
Other income (expense) - net	0.6	(3.5)	(1.0)	—	(3.9)
Operating income	1.3	7.9	3.1	—	12.3
Equity in earnings of subsidiaries	(10.3)	—	—	10.3	—
Interest expense-net	5.3	0.6	0.4	—	6.3
Income from continuing operations before income taxes	6.3	7.3	2.7	(10.3)	6.0
Provision (benefit) for income taxes	(0.2)	1.2	—	—	1.0
Income from continuing operations	6.5	6.1	2.7	(10.3)	5.0
Income from discontinued operations, net of income taxes	—	1.5	—	—	1.5
Net income	$6.5	$7.6	$2.7	$(10.3)	$6.5

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2009

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$182.9	$80.6	$155.9	$—	$419.4
Cost of products sold	136.3	67.7	142.4	—	346.4
Gross profit	46.6	12.9	13.5	—	73.0
Selling, general and administrative expenses	33.7	7.5	9.8	—	51.0
Other (income) expense - net	—	0.6	(1.3)	—	(0.7)
Restructuring costs	—	17.6	—	—	17.6
Operating income (loss)	12.9	(12.8)	5.0	—	5.1
Equity in losses of subsidiaries	4.6	—	—	(4.6)	—
Interest expense-net	15.0	0.6	0.8	—	16.4
Income (loss) from continuing operations before income taxes	(6.7)	(13.4)	4.2	4.6	(11.3)
Benefit for income taxes	(0.6)	(4.2)	(0.6)	—	(5.4)
Income (loss) from continuing operations	(6.1)	(9.2)	4.8	4.6	(5.9)
Loss from discontinued operations, net of income tax provision	—	(0.2)	—	—	(0.2)
Net income (loss)	$(6.1)	$(9.4)	$4.8	$4.6	$(6.1)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2008

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$215.4	$153.5	$216.8	$—	$585.7
Cost of products sold	170.8	133.6	193.2	—	497.6
Gross profit	44.6	19.9	23.6	—	88.1
Selling, general and administrative expenses	34.2	9.6	11.6	—	55.4
Other income (expense) - net	0.2	(11.1)	(0.8)	—	(11.7)
Operating income	10.2	21.4	12.8	—	44.4
Equity in losses of subsidiaries	86.3	—	—	(86.3)	—
Interest expense-net	16.1	1.4	1.1	—	18.6
Income (loss) from continuing operations before income taxes	(92.2)	20.0	11.7	86.3	25.8
Provision (benefit) for income taxes	(1.4)	6.1	1.4	—	6.1
Income (loss) from continuing operations	(90.8)	13.9	10.3	86.3	19.7
Loss from discontinued operations, net of income taxes	—	(110.5)	—	—	(110.5)
Net income (loss)	$(90.8)	$(96.6)	$10.3	$86.3	$(90.8)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2009

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$2.9	$2.2	$0.3	$—	$5.4
Accounts receivable, net	25.5	16.1	34.2	—	75.8
Inventories	39.1	9.1	22.8	—	71.0
Income taxes receivable	0.1	0.3	—	—	0.4
Deferred income taxes	3.7	59.0	(0.2)	—	62.5
Intercompany amounts receivable	69.1	57.0	—	(126.1)	—
Prepaid and other current asset	4.3	1.6	5.9	—	11.8
Assets held for sale	—	9.9	—	—	9.9

Total current assets	144.7	155.2	63.0	(126.1)	236.8

Property, plant and equipment, at cost	261.8	100.6	210.5	—	572.9
Less accumulated depreciation	178.5	63.8	39.4	—	281.7
Property, plant and equipment — net	83.3	36.8	171.1	—	291.2
Investments In Subsidiaries	282.0	—	—	(282.0)	—
Deferred Income Taxes	13.5	29.9	—	—	43.4
Goodwill	—	—	45.7	—	45.7
Intangible Assets—net	2.9	—	25.5	—	28.4
Other Assets	5.4	0.1	6.2	—	11.7
TOTAL ASSETS	$531.8	$222.0	$311.5	$(408.1)	$657.2

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities
Debt payable within one year	$3.5	$—	$13.5	$—	$17.0
Accounts payable	15.1	5.5	9.4	—	30.0
Intercompany amounts payable	57.0	69.1	—	(126.1)	—
Accrued salaries and employee benefits	5.5	5.6	9.2	—	20.3
Accrued income taxes	(2.6)	3.1	0.4	—	0.9
Accrued expenses (Note 7)	21.2	15.4	5.0	—	41.6
Total current liabilities	99.7	98.7	37.5	(126.1)	109.8
Long-term Debt	294.3	—	11.8	—	306.1
Deferred Income Taxes	—	—	23.9	—	23.9
Noncurrent Employee Benefits and Other	32.2	44.3	35.3	—	111.8
TOTAL LIABILITIES	426.2	143.0	108.5	(126.1)	551.6
STOCKHOLDERS’ EQUITY	105.6	79.0	203.0	(282.0)	105.6
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$531.8	$222.0	$311.5	$(408.1)	$657.2

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2008

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$1.9	$1.1	$0.3	$—	$3.3
Accounts receivable, net	22.4	12.9	27.9	—	63.2
Inventories	45.8	11.2	31.6	—	88.6
Income taxes receivable	11.2	—	—	—	11.2
Deferred income taxes	3.5	61.9	—	—	65.4
Intercompany amounts receivable	69.6	55.6	—	(125.2)	—
Prepaid and other current assets	5.5	5.4	8.1	—	19.0
Assets held for sale—discontinued operations	—	3.3	—	—	3.3
Total current assets	159.9	151.4	67.9	(125.2)	254.0
Property, plant and equipment, at cost	261.7	113.4	200.3	—	575.4
Less accumulated depreciation	169.1	62.1	28.0	—	259.2
Property, plant and equipment — net	92.6	51.3	172.3	—	316.2
Investments In Subsidiaries	292.9	—	—	(292.9)	—
Deferred Income Taxes	9.6	25.6	0.1	—	35.3
Goodwill	—	—	43.8	—	43.8
Intangible Assets—net	3.0	—	25.7	—	28.7
Other Assets	6.8	0.1	5.1	—	12.0
TOTAL ASSETS	$564.8	$228.4	$314.9	$(418.1)	$690.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$5.0	$—	$19.1	$—	$24.1
Accounts payable	17.4	3.2	14.7	—	35.3
Intercompany amounts payable	55.6	69.6	—	(125.2)	—
Accrued expenses	21.8	17.1	11.4	—	50.3
Total current liabilities	99.8	89.9	45.2	(125.2)	109.7
Long-term Debt	328.3	—	12.2	—	340.5
Deferred Income Taxes	—	—	25.4	—	25.4
Noncurrent Employee Benefits and Other Obligations	33.6	44.3	33.4	—	111.3
TOTAL LIABILITIES	461.7	134.2	116.2	(125.2)	586.9
STOCKHOLDERS’ EQUITY	103.1	94.2	198.7	(292.9)	103.1
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$564.8	$228.4	$314.9	$(418.1)	$690.0

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2009

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income (loss)	$(6.1)	$(9.4)	$4.8	$4.6	$(6.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	11.1	3.6	10.8	—	25.5
Stock-based compensation	3.5	—	—	—	3.5
Deferred income tax benefit	(1.6)	(4.1)	(2.1)	—	(7.8)
Ripon Mill non-cash charges	—	6.3	—	—	6.3
(Gain) loss on asset dispositions	0.1	(0.1)	—	—	—
Decrease in working capital	17.1	8.9	3.8	—	29.8
Equity in losses of subsidiaries	4.6	—	—	(4.6)	—
Pension and other postretirement benefits	0.5	3.2	0.5	—	4.2
Other	—	(1.0)	—	—	(1.0)
NET CASH PROVIDED BY OPERATING ACTIVITIES	29.2	7.4	17.8	—	54.4
INVESTING ACTIVITIES
Capital expenditures	(3.0)	(0.9)	(2.1)	—	(6.0)
Proceeds from asset sales	—	0.7	—	—	0.7
Other	0.8	(0.8)	(0.6)	—	(0.6)
NET CASH USED IN INVESTING ACTIVITIES	(2.2)	(1.0)	(2.7)	—	(5.9)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	5.5	—	—	—	5.5
Repayments of long-term debt	(41.0)	—	(0.9)	—	(41.9)
Short-term borrowings	—	—	7.0	—	7.0
Repayments of short-term debt	—	—	(12.5)	—	(12.5)
Cash dividends paid	(4.4)	—	—	—	(4.4)
Intercompany transfers - net	14.0	(5.3)	(8.7)	—	—
Other	(0.1)	—	—	—	(0.1)
NET CASH USED IN FINANCING ACTIVITIES	(26.0)	(5.3)	(15.1)	—	(46.4)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1.0	1.1	—	—	2.1
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1.9	1.1	0.3	—	3.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2.9	$2.2	$0.3	$—	$5.4

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2008

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income (loss)	$(90.8)	$(96.6)	$10.3	$86.3	$(90.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	11.4	6.2	12.3	—	29.9
Stock-based compensation	3.1	—	—	—	3.1
Deferred income tax provision (benefit)	0.6	(55.4)	(1.5)	—	(56.3)
Gain on curtailment of post employment benefit plan	—	(4.3)	—	—	(4.3)
Asset impairment loss	—	91.2	—	—	91.2
Loss on disposal - transfer of the Pictou Mill	—	29.3	—	—	29.3
Loss on disposal - transfer of the Pictou Mill post-employment benefit plans	—	53.7	—	—	53.7
Loss on asset dispositions	—	(6.4)	—	—	(6.4)
Increase in working capital, net of effects of acquisitions	(15.4)	(10.9)	(11.9)	—	(38.2)
Equity in losses of subsidiaries	86.3	—	—	(86.3)	—
Pension and other post-employment benefits	(1.8)	(6.9)	0.6	—	(8.1)
Other	(0.1)	(2.7)	(0.1)	—	(2.9)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(6.7)	(2.8)	9.7	—	0.2
INVESTING ACTIVITIES
Capital expenditures	(10.7)	(5.1)	(7.8)	—	(23.6)
Payments in conjunction with transfer of the Pictou Mill	—	(13.6)	—	—	(13.6)
Proceeds from asset sales	—	13.6	—	—	13.6
Other	(0.6)	1.0	(0.1)	—	0.3
NET CASH USED IN INVESTING ACTIVITIES	(11.3)	(4.1)	(7.9)	—	(23.3)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	51.0	—	—	—	51.0
Repayments of long-term debt	(22.2)	—	—	—	(22.2)
Short-term borrowings	—	—	16.5	—	16.5
Repayments of short-term debt	—	—	(1.7)	—	(1.7)
Share purchases	(9.4)	—	—	—	(9.4)
Cash dividends paid	(4.5)	—	—	—	(4.5)
Other	(0.2)	—	—	—	(0.2)
Intercompany transfers - net	11.0	5.5	(16.5)	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	25.7	5.5	(1.7)	—	29.5
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(0.1)	—	(0.1)
NET CHANGE IN CASH AND CASH EQUIVALENTS	7.7	(1.4)	—	—	6.3
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	(0.9)	2.8	0.5	—	2.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6.8	$1.4	$0.5	$—	$8.7

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our financial position as of September 30, 2009 and our results of operations for the three and nine months ended September 30, 2009 and 2008. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” “Neenah” or the “Company” are intended to mean Neenah Paper, Inc. and its consolidated subsidiaries. (Tabular amounts in millions, except as noted)

Executive Summary

Strategic Initiatives

During the previous three years, we completed several complementary initiatives as part of our strategy to transition to a premium fine paper and technical products company.  In 2006, we sold 500,000 acres of woodlands in Nova Scotia, divested our Terrace Bay pulp operations and acquired the German technical and specialty paper business of FiberMark, Inc. In 2007, we purchased Fox Valley Corporation and its subsidiary, Fox River Paper Company, LLC (collectively, “Fox River”). In June 2008, Neenah Canada sold the Pictou Mill to Northern Pulp, which assumed responsibility for all of the assets and liabilities associated with the Pictou Mill. With the sale of the Pictou Mill, we no longer have any pulp manufacturing operations or supply agreements with Kimberly-Clark.

We currently own approximately 500,000 acres of woodlands in Nova Scotia, Canada (the “Woodlands”) and believe it is probable that a sale of the Woodlands will occur within twelve months.  We expect the sale of the Woodlands to result in a substantial gain. In conjunction with the sale of the Pictou Mill, we entered into a stumpage agreement (the “Stumpage Agreement”) which allows Northern Pulp to harvest an average of approximately 400,000 metric tons of softwood timber annually from the Woodlands at market prices.  An agreement to sell the Woodlands will be subject to the terms of the Stumpage Agreement.  For the three and nine months ended September 30, 2009 and 2008, the results of the Pictou Mill and the Woodlands are reported as discontinued operations.

Results of Continuing Operations

For the three months ended September 30, 2009, consolidated net sales decreased approximately $35 million from the prior year period to $150.1 million. The decrease was primarily due to substantially lower volume as a result of reduced market demand related to continued global economic weakness.

Consolidated operating income of $10.7 million for the three months ended September 30, 2009 was $1.6 million unfavorable to the prior year period.  Excluding a gain of approximately $3.6 million in the third quarter of 2008 primarily from the sale of fixed assets acquired in the acquisition of Fox River, consolidated operating income increased $2.0 million from the prior year primarily due to lower manufacturing input costs and reduced spending as a result of initiatives implemented to control operating costs. These favorable factors were only partially offset by lower volume and average net selling prices.

Results of Discontinued Operations

For the three months ended September 30, 2009, timber sales to Northern Pulp pursuant to the Stumpage Agreement resulted in net sales from discontinued operations of $1.2 million compared to net sales of $2.0 million in the prior year period.  For the three months ended September 30, 2009, pre-tax income from discontinued operations was $1.0 million compared to earnings from discontinued operations of $2.4 million in the prior year period.

TableOfContents

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, operating income and other information relevant to an understanding of our results of operations for the three and nine months ended September 30, 2009 and 2008.

Analysis of Net Sales— Three and Nine Months Ended September 30, 2009 and 2008

The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Fine Paper	42%	44%	45%	45%
Technical Products	58%	56%	55%	55%
Total	100%	100%	100%	100%

Commentary:

The following table presents our net sales by segment for the three months ended September 30, 2009 compared to the three months ended September 30, 2008:

			Change in Net Sales Compared to Prior Period
	Three Months Ended			Change Due To
	September 30,				Average
	2009	2008	Total Change	Volume	Net Price	Currency
Fine Paper	$63.0	$81.7	$(18.7)	$(18.5)	$(0.2)	$—
Technical Products	87.1	103.9	(16.8)	(10.3)	(3.5)	(3.0)
Consolidated	$150.1	$185.6	$(35.5)	$(28.8)	$(3.7)	$(3.0)

Consolidated net sales for the three months ended September 30, 2009 were $35.5 million lower than the prior year period primarily due to reduced volume.

•                  Net sales in our fine paper business decreased $18.7 million or 23 percent primarily due to a 23 percent decrease in shipments. Lower sales volume reflected a large decline in market demand for premium uncoated free sheet papers. Average net selling prices were essentially unchanged from the prior year as the benefits of pricing actions implemented in 2008 were offset by a less favorable sales mix.

•                  Net sales in our technical products business decreased $16.8 million or 16 percent primarily due to a 10 percent decrease in shipments, as well as, lower average net selling prices and unfavorable currency effects.  Lower sales volume reflected decreased market demand due to weaker economic conditions. While sales volumes for filtration, medical packaging and saturated label products did increase, this was more than offset by lower sales volumes in other product categories.  Despite the unfavorable year-over-year volume comparison, volume has shown sequential improvement in the second and third quarters of 2009.  Average net selling prices decreased as a result of a challenging pricing environment for our European business including the effect of a stronger Euro.

The following table presents our net sales by segment for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008:

			Change in Net Sales Compared to Prior Period
	Nine Months Ended			Change Due To
	September 30,				Average
	2009	2008	Total Change	Volume	Net Price	Currency
Fine Paper	$189.1	$263.2	$(74.1)	$(79.2)	$5.1	$—
Technical Products	230.3	322.5	(92.2)	(74.3)	(0.5)	(17.4)
Consolidated	$419.4	$585.7	$(166.3)	$(153.5)	$4.6	$(17.4)

Consolidated net sales for the nine months ended September 30, 2009 were $166.3 million lower than the prior year period primarily due to reduced volume.

•                  Net sales in our fine paper business decreased $74.1 million or 28 percent primarily due to a 30 percent decrease in shipments. Lower sales volume reflected an unusually large decline in market demand for premium uncoated free sheet papers in the first nine months of 2009 due to weaker economic conditions. The effect of lower volume was only partly offset by higher average net selling prices resulting from the realization of price increases implemented in 2008.

•                  Net sales in our technical products business decreased $92.2 million or 29 percent primarily due to a 23 percent decrease in shipments and unfavorable currency effects.  Despite higher sales volumes for medical packaging and saturated label products, lower sales volumes for most products reflected both decreased market demand due to weaker economic conditions and inventory destocking by customers. Unfavorable currency effects were primarily due to a strengthening of the U.S. dollar relative to the Euro. Average net selling prices were essentially unchanged from the prior year period.

The following table sets forth line items from our condensed consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	81.1	86.5	82.6	85.0
Gross profit	18.9	13.5	17.4	15.0
Selling, general and administrative expenses	12.2	9.0	12.2	9.4
Other income - net	(0.1)	(2.1)	(0.2)	(2.0)
Restructuring costs	(0.3)	—	4.2	—
Operating income	7.1	6.6	1.2	7.6
Interest expense-net	3.6	3.4	3.9	3.2
Income (loss) from continuing operations before income taxes	3.5	3.2	(2.7)	4.4
Provision (benefit) for income taxes	1.2	0.5	(1.3)	1.0
Income (loss) from continuing operations	2.3%	2.7%	(1.4)%	3.4%

Analysis of Operating Income—Three and Nine Months Ended September 30, 2009 and 2008

Commentary:

The following table presents our operating income (loss) by segment for the three months ended September 30, 2009 compared to the three months ended September 30, 2008:

			Change in Operating Income (Loss) Compared to Prior Period
	Three Months Ended		Change Due To
	September 30,		Total		Net	Material
	2009	2008	Change	Volume (a)	Price (b)	Costs (c)	Currency	Other (d)
Fine Paper	$9.6	$11.1	$(1.5)	$(3.4)	$0.6	$3.6	$—	$(2.3)
Technical Products	5.2	4.1	1.1	(3.3)	(4.9)	5.0	(0.2)	4.5
Unallocated corporate costs	(4.1)	(2.9)	(1.2)	—	—	—	—	(1.2)
Consolidated	$10.7	$12.3	$(1.6)	$(6.7)	$(4.3)	$8.6	$(0.2)	$1.0

(a)	Includes changes in unit volume and (under) over absorption of fixed costs.
(b)	Includes changes in selling price and product mix.
(c)	Includes price changes for raw materials and energy.
(d)

Includes other manufacturing costs, distribution, selling, general and administrative expenses and gains and losses on asset sales. Fine Paper results for 2008 include a gain of approximately $3.6 million from the sale of certain fixed assets acquired in the Fox River acquisition.

Consolidated operating income of $10.7 million for the three months ended September 30, 2009 decreased $1.6 million compared to 2008. Excluding the gain of approximately $3.6 million in the third quarter of 2008 primarily from the sale of fixed assets acquired in the acquisition of Fox River, consolidated operating income increased $2.0 million from the prior year primarily due to lower manufacturing input costs and initiatives implemented to reduce spending partially offset by lower volume and unfavorable average net selling prices.

•                  Operating income for our fine paper business decreased $1.5 million from the prior year period.  Excluding the gain of approximately $3.6 million in the third quarter of 2008 from the sale of certain Fox River assets, operating income for Fine Paper increased $2.1 million compared to the prior year primarily due to lower manufacturing input costs, principally for hardwood pulp and energy, lower operating and administrative spending due to cost reduction initiatives and higher average net selling prices due to the realization of price increases implemented in 2008. These favorable effects were partially offset by lower volume as a result of weaker economic conditions.

•                  Operating income for our technical products business increased $1.1 million from 2008 primarily due to lower manufacturing input costs, principally for pulp and latex and lower operating and administrative spending due to cost reduction initiatives.  These favorable factors were partially offset by unfavorable average net selling prices and lower volume.  We were unable to fully realize market price reductions for gas, coal and specialized pulp due to certain fixed price contracts for these input costs which generally extended through September 2009.

•                  Unallocated corporate expenses increased by $1.2 million compared to the prior period due to higher employee benefit cost, including non-cash stock-based compensation costs in 2009, and a favorable adjustment in 2008 related to a change in our paid time off policy.

The following table presents our operating income (loss) by segment for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008:

			Change in Operating Income (Loss) Compared to Prior Period
	Nine Months Ended		Change Due To
	September 30,		Total		Net	Material
	2009	2008	Change	Volume (a)	Price (b)	Costs (c)	Currency	Other (d)(e)
Fine Paper	$8.2	$32.8	$(24.6)	$(23.2)	$5.7	$11.2	$—	$(18.3)
Technical Products	7.9	18.2	(10.3)	(25.4)	(2.6)	8.2	(0.4)	9.9
Unallocated corporate costs	(11.0)	(6.6)	(4.4)	—	—	—	—	(4.4)
Consolidated	$5.1	$44.4	$(39.3)	$(48.6)	$3.1	$19.4	$(0.4)	$(12.8)

(a)	Includes changes in unit volume and (under) over absorption of fixed costs.
(b)	Includes changes in selling price and product mix.
(c)	Includes price changes for raw materials and energy.
(d)

Includes other manufacturing costs, distribution, selling, general and administrative expenses and gains and losses on asset sales. Fine Paper results for 2009 include a pre-tax charge to earnings of $17.6 million related to the closure of the Ripon Mill. Fine Paper results for 2008 include a gain of approximately $6.6 million from the sale of certain fixed assets acquired in the Fox River acquisition.

(e)

Unallocated corporate costs for the nine months ended September 30, 2008, include a gain of approximately $4.3 million related to the settlement of certain postretirement benefits we retained following the sale of the Terrace Bay mill..

Consolidated operating income of $5.1 million for the nine months ended September 30, 2009 decreased $39.3 million compared to 2008 primarily due to lower volume and costs associated with the closure of the Ripon Mill. Excluding costs associated with closing the Ripon Mill of $17.6 million and gains of approximately $6.6 million and $4.3 million in 2008 from the sale of certain assets acquired in the acquisition of Fox River and the settlement of certain Terrace Bay postretirement benefits, respectively, consolidated operating income for the nine months ended September 30, 2009 decreased $10.8 million from the prior year due to lower volume and the under absorption of fixed manufacturing costs associated with reductions in paper machine operating schedules to control inventory.  These unfavorable factors were only partially offset by lower manufacturing input costs, actions taken to reduce spending and higher average selling prices.

•                  Operating income for our fine paper business decreased $24.6 million compared to the prior year period.  Excluding costs of $17.6 million associated with closing the Ripon Mill and the gain of approximately $6.6 million in 2008 from assets sales, operating income for our fine paper business decreased $0.4 million primarily due to lower volume as a result of weaker economic conditions and the under absorption of fixed manufacturing costs due to reduced paper machine utilization. The effects of lower volume and paper machine operating schedules, including the temporary idling of one paper machine,  were largely offset by lower manufacturing input costs, principally for hardwood pulp, lower operating and administrative spending due to cost reduction initiatives and higher average net selling prices due to the realization of price increases implemented in 2008.

•                  Operating income for our technical products business decreased $10.3 million due to lower volume, the under absorption of fixed manufacturing costs due to reduced paper machine utilization and, to a lesser extent, unfavorable average net selling prices. These unfavorable factors were partially offset by lower manufacturing input costs, principally for pulp and latex and lower operating and administrative spending due to the implementation of cost reduction initiatives.  We were unable to fully realize market price reductions for gas, coal and specialized pulp as a result of certain fixed price contracts for these input costs which generally expired in September 2009.

•                  Unallocated corporate expenses increased by $4.4 million. Unallocated corporate expense for the nine months ended September 30, 2008 included a non-cash gain of approximately $4.3 million related to the settlement of certain postretirement benefits we retained following the sale of our Terrace Bay pulp mill.  Excluding the effect of this gain, unallocated corporate expenses were essentially unchanged from the prior year.

Additional Statement of Operations Commentary:

•                  Selling, general and administrative (“SG&A”) expense of $18.1 million for the three months ended September 30, 2009 increased $1.5 million from the prior year period primarily as a result of increased advertising expenditures related to the launch and relaunch of certain brands and higher employee benefit costs. For the three months ended September 30, 2009, SG&A expense as a percentage of net sales was approximately 12.2 percent and was 3.2 percentage points higher than the prior year period due to increased spending and the 19 percent decrease in net sales.

•                  For the three months ended September 30, 2009 and 2008, we incurred net interest expense of $5.4 million and $6.3 million, respectively.  The decrease in net interest expense was due to lower average borrowings and lower average interest rates.

•      For the three months ended September 30, 2009, we recorded a provision for income taxes of $1.9 million compared to a provision for income taxes of $1.0 million in the prior year period. As a result, our effective income tax rates for the three months ended September 30, 2009 and 2008 was approximately 36 percent and 17 percent, respectively. Our income tax provision for the three months ended September 30, 2009, includes approximately $0.4 of interest expense related to proposed IRS adjustments for audit examinations of prior year income tax returns. Excluding such interest expense and certain other adjustments for the three months ended September 30, 2009, our effective income tax rate was approximately 17 percent.  For the three months ended September 30, 2009 and 2008, the variance in our effective income tax rate from the U.S. federal statutory rate of 35 percent was primarily due to the benefits of our corporate structure and the level, the mix of pre-tax income from tax jurisdictions with different marginal tax rates.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2009	2008
Net cash flow provided by (used in):
Operating activities	$54.4	$0.2
Investing activities:
Capital expenditures	(6.0)	(23.6)
Other investing activities	0.1	0.3
Total	(5.9)	(23.3)

Financing activities	(46.4)	29.5

Operating Cash Flow Commentary:

•                  Cash provided by operating activities of $54.4 million for the nine months ended September 30, 2009 was $54.2 million favorable to cash provided by operating activities of $0.2 million in the prior year period. The favorable comparison to the prior year was due to a decrease in our investments in working capital in the current year, including the receipt of a refund of U.S. income taxes and payments related to the closure of the Ripon Mill versus an increase in our investment in working capital in 2008.

•      For the nine months ended September 30, 2009, we received approximately $10.9 million in refunds of U.S. income taxes.  As of September 30, 2009, we had more than $100 million of U.S. federal and state net operating losses that may be carried forward to offset future taxable income through 2028.  As a result of certain proposed IRS adjustments related to audit examinations of prior year income tax returns, we expect to make income tax payments in the fourth quarter of 2009 and the first quarter of 2010 of approximately $6.2 million and $1.0 million, respectively.

•                  For the nine months ended September 30, 2009, we made severance and contract termination payments of approximately $6.5 million related to the closure of the Ripon Mill.  In addition, we expect to make future contract termination payments of approximately $4 million in 2010.

•                  For the nine months September 30, 2009, we made aggregate contributions to pension trusts and payments of pension benefits for unfunded pension plans of approximately $7.9 million. We expect to make total contributions to pension trusts and payments of pension benefits for unfunded pension plans of approximately $11 million (based on exchange rates at September 30, 2009) in calendar 2009.

Investing Commentary:

•                  For the nine months ended September 30, 2009, cash used in investing activities was $5.9 million, a decrease of $17.4 million versus the prior year period.  The reduction in cash used for investing activities was due to a decrease of $17.6 million in capital spending.  We have aggregate planned capital expenditures for 2009 of approximately $10 million.  We believe that the level of our capital spending for 2009 is consistent with current economic conditions and will allow us to maintain the efficiency and cost effectiveness of our manufacturing assets. The level of our capital expenditures for the next 12 months is not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

Financing Commentary:

•                  Our liquidity requirements are provided by cash generated from operations, short- and long-term borrowings and proceeds from asset sales. Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of September 30, 2009, we had $69.3 million outstanding under our Revolver, outstanding letters of credit of $1.0 million and $62.5 million of available credit. In addition, we have €7.0 million ($10.2 million, based on exchanges rates at September 30, 2009) of available credit under our German Line of Credit.

•                  For the nine months ended September 30, 2009, net repayments on our Revolver and our German Line of Credit were $31.8 million and $5.5 million, respectively. In addition, we repaid $3.8 million on the Term Loan and $0.8 million on the German Loan Agreement.

•                  We paid aggregate cash dividends of $0.30 per share or approximately $4.4 million and $4.5 million for the nine months ended September 30, 2009 and 2008, respectively.

•                  For the nine months ended September 30, 2009, cash and cash equivalents increased $2.1 million.

•                  For the nine months ended September 30, 2008, we paid approximately $9.4 million to purchase shares of common stock in connection with a reverse/forward split of issued and outstanding shares of common stock.

•                  Our required debt payments through September 30, 2010 are $17.0 million.  Such payments include required amortization payments on our Term Loan and German Loan Agreement of approximately $3.4 million and $1.9 million, respectively, and $11.7 million on our evergreen German Line of Credit which we expect to renew in November 2009.

•      In November 2009, the Company amended and restated its Amended Bank Credit Agreement.  The Restated Credit Agreement consists of the $100 million New Revolver and the $40 million New Term Loan.  The Restated Bank Credit Agreement matures in November 2013.  The New Term Loan has required quarterly principal payments of $1.25 million beginning in April 2010 with a final payment of $22.5 million in November 2013.  Under certain condition, the Company has the ability to increase the size of the New Revolver by up to $50 million.  The total amount outstanding under the Restated Credit Agreement cannot exceed $150 million.

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

On January 1, 2009, we changed the estimated useful life of our Enterprise Resource Planning software from five years to eight years to more accurately reflect our expected future utilization of the software.  The change in the estimated useful life reduced depreciation expense for the nine months ended September 30, 2009 by approximately $1.4 million or $0.06 per diluted share and is expected to reduce depreciation expense for the year ended December 31, 2009 by $1.9 million or $0.08 per diluted share.

Accounting Guidance Adopted in the Three Months Ended September 30, 2009

On July 1, 2009, we adopted SFAS No. 168 which established the ASC as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 supersedes all existing non-SEC accounting and reporting standards.  All non-SEC accounting literature not included in the ASC is non authoritative. The adoption of SFAS No. 168 did not have an effect on our financial position, results of operation or cash flows.

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

•  the competitive environment;

•  fluctuations in (i) commodity prices, (particularly for pulp, energy and latex), (ii) exchange rates (in particular changes in the U.S. dollar/Euro currency exchange rates) and (iii) interest rates;

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

As of September 30, 2009, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Internal Controls over Financial Reporting

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, management’s assessment of our internal control over financial reporting identified the following material weakness in our internal controls over financial reporting:

Controls Over Income Tax Accounting: As of December 31, 2007 the Company did not maintain effective controls over the determination and reporting of the provision for income taxes and related income tax balances. We believe significant progress has been made towards improving the level of skills and resources and internal control procedures for preparing, analyzing, reconciling and reviewing our income tax provision and income tax balance sheet accounts. This includes (i) hiring an income tax service provider to prepare the income tax provision and reconcile the related income tax balance sheet accounts; and (ii) utilizing a standard spreadsheet template provided by such service provider to summarize the components of our income tax provision.  However, at December 31, 2008, the Company’s independent registered public accounting firm identified certain misstatements in the Company’s December 31, 2008 deferred tax balances.  These misstatements were the result of a failure in the operating effectiveness of the Company’s underlying control activities related to the preparation and review of the provision for income taxes and related income tax balances.

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

Remediation and Changes in Internal Controls

During the second quarter of 2009, we implemented the following remedial actions to address our material weakness and these actions were continued during the three months ended September 30, 2009:

•                  we improved communications between the income tax service provider engaged to prepare and analyze our income tax provision and our management personnel responsible for reviewing and approving our income tax provision;

•                  our income tax service provider is utilizing additional quality control procedures and resources in the preparation and analysis of our income tax provision and income tax accounts;

•                  we expanded the number of management personnel utilized to test and review the tax strategies and assumptions supporting our income tax provision and income tax accounts; and

•                  The Audit Committee of our Board of Directors is meeting regularly with management personnel to monitor the progress of our remediation efforts.

As a result of the implementation of these processes, management believes that the condensed consolidated financial statements are fairly stated in all material respects as of and for the three months ended September 30, 2009.  Management is continuing to collect evidence of the effectiveness of the design and operation of our internal controls over financial reporting as it relates to accounting for income taxes before reaching a conclusion at December 31, 2009 on whether the material weakness in accounting for income taxes has been remediated.

Other than as described above, there have not been any other changes in our internal control over financial reporting during the three months ended September 30, 2009, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

November 9, 2009