Form 10-K
period 2009-12-31
Neenah Paper Inc
filed 2010-03-10
CIK 1296435

STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2009 (based on the closing stock price on the New York Stock Exchange) on such date was $130 million.

As of February 26, 2010, there were 14,705,596 shares of the Company’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the definitive proxy statement for the Company’s Annual Meeting of Stockholders to be held on May 19, 2010 is incorporated by reference into Part III hereof.

PART I

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” “Neenah” or the “Company” are intended to mean Neenah Paper, Inc. and its consolidated subsidiaries.

Item 1.            Business

Overview

We are a leading producer of premium fine papers and technical products. We have two primary operations: our fine paper business and our technical products business. We also own approximately 475,000 acres of timberlands in Nova Scotia, Canada.

Our fine paper business is a leading producer of premium writing, text, cover and specialty papers used in corporate identity packages, corporate annual reports, invitations, personal stationery and high-end packaging for point of purchase advertising. Our products include some of the most recognized and preferred papers in North America, where we enjoy leading market positions in many of our product categories. We sell our products primarily to authorized paper distributors, converters and specialty businesses. Our fine paper manufacturing facilities are located in Appleton, Neenah and Whiting, Wisconsin.

Our technical products business is a leading international producer of transportation and other filter media, durable, saturated and coated substrates for a variety of end uses; and nonwoven wall coverings. Our technical products business is organized into five global strategic business units (“SBUs”) which sell into 17 product categories. We focus on categories where we believe we are a market leader or have a competitive advantage, which include, among others, transportation and other filter media, specialty tape, label, abrasive, medical packaging, nonwoven wall coverings and image transfer technical products markets. We are also a global supplier of materials used for customer-specific applications in furniture, book covers and original equipment manufacturers’ products. Our customers are located in more than 35 countries. Our technical products manufacturing facilities are located in Munising, Michigan and near Munich and Frankfurt, Germany.

Company Structure

Our corporate structure consists of Neenah Paper, Inc., and five wholly owned subsidiaries.

Neenah Paper, Inc. is a Delaware corporation that holds our trademarks and patents related to all of our U.S. businesses (except Fox River), all of our U.S. inventory, the real estate, mills and manufacturing assets associated with our fine paper operations in Neenah and Whiting, Wisconsin, and all of the equity in our subsidiaries listed below. The common stock of Neenah is publicly traded on the New York Stock Exchange under the symbol “NP.”

Neenah Paper Michigan, Inc. is a Delaware corporation and a wholly owned subsidiary of Neenah Paper, Inc. that owns the real estate, the mill and the manufacturing assets associated with our U.S. technical products business.

NPCC Holding Company LLC. is a Delaware limited liability company and wholly owned subsidiary of Neenah Paper, Inc. It owns all of the equity of Neenah Paper Company of Canada.  Neenah Paper Company of Canada is a Nova Scotia unlimited liability corporation that owns approximately 475,000 acres of timberlands in Nova Scotia, Canada.

Neenah Paper FVC, Inc. is a Delaware corporation and wholly owned subsidiary of Neenah Paper, Inc., that owns all of the equity of Neenah Paper FR, LLC.  Neenah Paper FR, LLC is a Delaware limited liability company that owns the real estate, mills and manufacturing assets associated with our operation in Appleton, Wisconsin.

Neenah Paper International Holding Company, LLC. is a Delaware limited liability company and wholly owned subsidiary of Neenah Paper Inc. that owns all of the equity of Neenah Paper International, LLC.  Neenah Paper International, LLC is a Delaware limited liability company that owns all of the equity of Neenah Germany GmbH and in conjunction with Neenah Germany GmbH all of the equity of Neenah Services GmbH & Co. KG.

Neenah Paper International Finance Company BV is a private company with limited liability organized under the laws of the Netherlands and a wholly owned subsidiary of Neenah Paper, Inc.

History of the Businesses

Neenah was incorporated in April 2004 in contemplation of the spin-off by Kimberly-Clark Corporation (“Kimberly-Clark”) of its fine paper and technical products businesses in the United States and its Canadian pulp business (collectively, the “Pulp and Paper Business”). We had no material assets or activities until Kimberly-Clark’s transfer to us of the Pulp and Paper business on November 30, 2004. On that date, Kimberly-Clark completed the distribution of all of the shares of our common stock to the stockholders of Kimberly-Clark (the “Spin-Off”). Following the Spin-Off, we are an independent public company and Kimberly-Clark has no ownership interest in us.

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

As part of our plan to integrate the operations of Fox River with those of our existing fine paper mills, we closed the Housatonic mill, located near Great Barrington, Massachusetts in May 2007. During the second quarter of 2008, we closed the former Fox River fine paper mill located in Urbana, Ohio. In May 2009, we closed the former Fox River fine paper mill located in Ripon, California.  We have deposed of the Housatonic and Urbana mills and are in the process of selling the remaining assets of the Ripon mill. The Company’s other premium fine paper mills have absorbed the production previously made at these facilities. See Note 3 of Notes to Consolidated Financial Statements, “Closure of the Ripon Mill.”

Technical Products. In 1952, Kimberly-Clark purchased the Munising mill, located in Munising, Michigan. Subsequent to the purchase, Kimberly-Clark converted the mill to produce durable, saturated and coated papers for sale and use in a variety of industrial applications for its technical products business. In October 2006, we purchased the outstanding interests of FiberMark Services GmbH & Co. KG and the outstanding interests of FiberMark Beteiligungs GmbH (collectively “Neenah Germany”). The Neenah Germany assets consist of two mills located near Munich, Germany and a third mill near Frankfurt, Germany, that produce a wide range of products, including transportation and other filter media, nonwoven wall coverings, masking and other tapes, abrasive backings, and specialized printing and coating substrates.

Pulp. At the Spin-Off, our pulp operations consisted of pulp mills located in Terrace Bay, Ontario and Pictou, Nova Scotia and approximately 1,000,000 acres of owned timberlands in Nova Scotia, Canada. In August 2006, we transferred our Terrace Bay mill and related woodlands operations to certain affiliates of Buchanan Forest Products Ltd. (“Buchanan”). See Note 5 of Notes to Consolidated Financial Statements, “Discontinued Operations — Transfer of the Terrace Bay Mill.” In June 2006, we sold approximately 500,000 acres of woodlands in Nova Scotia. In June 2008, we sold the Pictou Mill, which was the last pulp mill we owned, to Northern Pulp Nova Scotia Corporation (“Northern Pulp”). See Note 5 of Notes to Consolidated Financial Statements, “Discontinued Operations — Sale of the Pictou Mill and the Woodlands.”

Assets Held for Sale — Discontinued Operations. In the first quarter of 2007, we engaged a nationally known investment banking firm to identify buyers interested in acquiring the Pictou Mill and/or approximately 475,000 acres of timberlands in Nova Scotia, Canada (the “Woodlands”).  In February 2008, we committed to a plan to sell the Pictou Mill (which was sold in June 2008) and to separately pursue purchasers of the Woodlands. On March 1, 2010, we announced that Neenah Canada had signed a definitive agreement to sell the Woodlands for C$82.5 million ($78.6 million). See Note 17 of Notes to Consolidated Financial Statements, “Subsequent Event.”

Business Strategy

Increase the Size of our Paper Businesses. Following the Spin-Off, we sought to increase the size of our successful specialty and premium paper businesses.  Growth in our paper businesses was pursued organically and through acquisitions, such as Neenah Germany and Fox River. Ultimately, we decided to exit the pulp business, where our scale and cost position was determined to be sub-optimal for this global commodity and our pulp mills were eventually divested.

Deliver Consistent Profitable Growth. We believe that our fine paper and technical products production assets provide us with a flexible and effective platform for growth.  Our experienced team of employees and management are pursuing business strategies designed to take advantage of existing strengths in these businesses—including our strong market positions, well recognized brands, high-quality products and efficient manufacturing operations—while responding to the challenges faced by each unit. We expect our fine paper business to continue to deliver significant cash flows as we gain share in a declining market and seek additional growth opportunities, and grow in Technical Products markets, both organically and through acquisitions.

Provide Investors with Attractive Returns. We believe that the successful execution of our strategies and our continued use of return on capital as an important metric to evaluate decisions and allocate capital to our core business will result in positive returns for investors. We also expect to provide returns to investors by paying dividends in line with peer companies.

Products

Fine Paper. The fine paper business manufactures and sells world-class branded premium writing, text, cover and specialty papers used in corporate identity packages, corporate annual reports, invitations, personal stationery and high-end packaging for point of purchase advertising. Our fine paper business had net sales of approximately $256 million, $336 million and $367 million in 2009, 2008 and 2007, respectively.

Premium writing papers are used for business and personal stationery, corporate identity packages, envelopes and similar end-use applications. Market leading writing papers are sold by the fine paper business under the CLASSIC®, ENVIRONMENT®, NEENAH®, CAPITOL BOND® and NEUTECH® trademarks, which are denoted by a brand watermark in each sheet of writing paper. The fine paper business also sells private watermarked paper and other specialty writing papers.

Text and cover papers are used in applications such as corporate brochures, pocket folders, corporate annual reports, advertising inserts, direct mail, business cards, hang tags, scrapbooks, and a variety of other uses where colors, textured finishes or heavier weight papers are desired. Our brands in this category include CLASSIC®, CLASSIC CREST®, STARWHITE®, SUNDANCE®, ESSE® and ENVIRONMENT®. We also sell a variety of custom colors, paper finishes, and duplex/laminated papers.

The fine paper business produces and sells other specialty papers, including translucent papers, art papers, papers for optical scanning and other specialized applications, under the UV/ULTRA® II translucent paper trademark and other brands.

In 2009, we signed an exclusive licensing agreement with Crane & Co. Inc. (“Crane”) for Neenah to manufacture, market and distribute Crane’s business paper brands.

Technical Products.   The technical products business is a leading producer of filtration media and durable, saturated and coated substrates for a variety of end uses, including tapes, premask, abrasives, labels, medical packaging, decorative components, wall covering, and image transfer papers. Our technical products business had net sales of approximately $318 million, $397 million and $401 million in 2009, 2008 and 2007, respectively. JET-PRO®, SofStretch™, KIMDURA®, MUNISING LP®, PREVAIL™, NEENAH®, Gessner® and varitess® are brands of our technical products business.

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

The Filtration SBU produces filtration media for induction air, fuel, oil, and cabin air applications in automotive transportation and for vacuum cleaner bags and filters.  Transportation filtration media are sold to suppliers of automotive companies as original equipment on new cars and trucks as well as to the automotive aftermarket.  This business is primarily in Europe.

The Tape SBU produces both saturated and unsaturated crepe and flat papers and sells them to manufacturers to produce finished pressure sensitive products for sale in automotive, automotive aftermarket, transportation, manufacturing and building construction, and industrial general purpose applications.

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

The Graphics and Identification SBU produces label and tag products from saturated (latex impregnated) base label stock and purchased synthetic base label stock. Top coatings are applied to the base label stock to allow for high quality variable and digital printing. The synthetic label stock is recognized as a high quality, UV (ultra-violet) stable product used for outdoor applications. The business sells its label and tag stock to pressure sensitive coaters, who in turn sell the coated label and tag stock to the label printing community. Image transfer papers are used to transfer an image from paper to tee shirts, hats, coffee mugs, and other surfaces. The Graphics and Identification SBU produces and applies a proprietary imaging coating to its image transfer papers for use in digital printing applications. Image transfer papers are primarily sold through large retail outlets and through master distributors.  Decorative components papers are made from light and medium weight latex saturated papers which can then be coated for printability. Decorative components papers are primarily sold to coater converters, distributors, publishers and printers for use in book covers, stationery and fancy packaging.  The Graphics and Identification SBU also produces and sells clean room papers and durable printing papers into their respective markets.

The Wall Covering SBU produces a line of substrates made from saturated and coated wet-laid nonwovens and markets to converters serving primarily European commercial and do-it-yourself markets.

Markets and Customers

Fine Paper. Premium writing, text and cover papers represent approximately three percent of the North American uncoated free sheet market. The uncoated free sheet market has been declining two to four percent annually due to the increasing use of electronic media for communication. For 2009, the American Forestry and Paper Associations (the “AF&PA”) reported a 27 percent year-over-year industry decline in the premium writing, text and cover uncoated free sheet paper category. Lower industry volume reflected a sharp decline in consumption for a number of key end use market segments, including advertising, financial institutions and transportation. The stationery segment of the uncoated free sheet market is divided into cotton and sulfite grades. The text and cover paper segment of the market, used in corporate identification applications, is split between smooth papers and textured papers. Text papers have traditionally been utilized for special, high end collateral material such as corporate brochures, annual reports and special edition books. Cover papers are primarily used for business cards, pocket folders, brochures and report covers including corporate annual reports.

The fine paper business sells its products through our sales and marketing organizations primarily in three channels: authorized paper distributors, converters and direct sales. Sales to distributors, including distributor owned paper stores, account for approximately 70 percent of revenue in the fine paper business. Less than five percent of the sales of our fine paper business are exported to international distributors.

Sales to the fine paper business’s two largest customers (both of which are distributors) represented approximately 30 percent of its total sales in 2009. We practice limited distribution to improve our ability to control the marketing of our products. Although a complete loss of either of these customers would cause a temporary decline in the business’s sales volume, the decline could be partially offset by expanding sales to existing distributors, and further offset over a several month period with the addition of new distributors.

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

The technical products business relies on a team of direct sales representatives and customer service representatives to market and sell approximately 95 percent of its sales volume directly to customers and converters. Less than five percent of the sales of the technical products business are sold through industrial distributors.

The technical products business has over 500 customers worldwide. The distribution of sales in 2009 was approximately 55 percent in Europe, 25 percent in North America and 20 percent in Latin America and Asia. Customers typically convert and transform base papers and film into finished rolls and sheets by adding adhesives, coatings, and finishes. These transformed products are then sold to end-users.

Concentration.  For the years ended December 31, 2009, 2008 and 2007, no customer accounted for more than 10 percent of our consolidated net sales.

The following tables present further information about our businesses by geographic area (dollars in millions):

	Year Ended December 31,
	2009	2008	2007
Net sales
United States	$360.9	$467.3	$502.9
Europe	213.0	265.0	264.4
Intergeographic items	—	—	(0.3)
Consolidated	$573.9	$732.3	$767.0

	December 31,
	2009	2008	2007
Total Assets
United States	$330.9	$371.8	$337.5
Canada	5.4	3.3	201.6
Europe	301.2	314.9	398.7
Total	$637.5	$690.0	$937.8

Net sales and total assets are attributed to geographic areas based on the physical location of the selling entities and the physical location of the assets. See Note 14 of Notes to Consolidated Financial Statements “Business Segment and Geographic Information” for information with respect to net sales, profits (losses) and total assets by business segment.

Raw Materials

Fine Paper. Hardwood pulp is the primary fiber used to produce products of the fine paper business. Our fine paper business consumed approximately 55,000 metric tons, 65,000 metric tons and 80,000 metric tons of hardwood pulp in 2009, 2008 and 2007, respectively. Other significant raw material inputs in the production of fine paper products include softwood pulp, cotton fiber, recycled fiber, dyes and fillers. An interruption in our supply of pulp or cotton could adversely affect our fine paper sales. The fine paper business purchases all of its raw materials externally.

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

Energy and Water

The equipment used in the manufacture of the products of our fine paper and technical products businesses uses significant amounts of energy, primarily electricity, natural gas, oil and coal. We generate substantially all of our electrical energy at the Munising mill and approximately 20 percent of the electrical energy at our mills in Bruckmühl, Germany and Appleton, Wisconsin. We also purchase electrical energy from external sources, including electricity generated from renewable sources.

Availability of energy is not expected to be a problem in the foreseeable future, but the purchase price of such energy can and likely will fluctuate significantly based on changes in demand and other factors.

An adequate supply of water is needed to manufacture our products. We believe that there is an adequate supply of water for this purpose at each of our manufacturing locations.

Working Capital

Fine Paper. The fine paper business maintains approximately 10 days of raw material inventories to support its paper making operations and about 50 days to 55 days of finished goods inventory to fill customer orders. Fine Paper sales terms range between 20 and 30 days for customer payments, with 20-day terms used most often. Supplier invoices are typically paid within 30 days.

Technical Products. Our U.S. technical products business maintains approximately 25 days to 30 days of raw materials and supplies inventories to support its manufacturing operations and approximately 25 days to 30 days of finished goods inventory to support customer orders for its products. Sales terms in the technical products business vary depending on the type of product sold and customer category. Extended credit terms of up to 120 days are offered to customers located in certain international markets. Sales are collected in approximately 45 days to 50 days and supplier invoices are generally paid within 30 days.  Our German technical products business maintains approximately 20 days of raw materials and supplies inventories to support its manufacturing operations and approximately 30 days of finished goods inventory to support customer orders for its products. Sales terms in the technical products business vary depending on the type of product sold and customer category. Extended credit terms of up to 120 days are offered to customers located in certain international markets. Sales are collected in approximately 55 to 60 days and supplier invoices are generally paid within 20 days.

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

Technical Products. Our technical products business competes in global markets with a number of large multinational competitors, including ArjoWiggins S.A.S. and Ahlstrom Corporation. It also competes in some, but not all, of these segments with smaller regional manufacturers, such as Monadnock Paper Mills, Inc., Fortress Paper, Ltd., Potsdam Specialty Paper, Inc. and Paper Line S.p.A. We believe the bases of competition in most of these segments are the ability to design and develop customized product features to meet customer specifications while maintaining quality, customer service and price. We believe our research and development program gives us an advantage in customizing base papers to meet customer needs.

Research and Development

Our domestic technical products business maintains research and development laboratories in the U.S. in Roswell, Georgia and Munising, Michigan to support its strategy of developing new products and technologies, and to support growth in its existing product lines and other strategically important markets. Our German technical products business maintains laboratory and research and development staff at each of its manufacturing locations and dedicated application engineers for key accounts to support product development and process improvements.  Our German technical products business also has a nano fiber pilot plant for the testing of advanced filter media applications.  We have continually invested in product research and development with spending of $5.5 million in 2009, $6.5 million in 2008 and $6.4 million in 2007.

Intellectual Property

We own more than 50 trademarks with registrations in approximately 50 countries. Our business has built its market leading reputation on trademarked brands that date back as far as 1908. The CLASSIC® family of brands is one of the most well known and respected trademarks in the printing and writing industry. The CLASSIC® family includes CLASSIC CREST®, CLASSIC® Laid, CLASSIC® Linen, CLASSIC COLUMNS® and CLASSIC COTTON® papers. Our branded products, which also include the ENVIRONMENT® brand and brands such as STARWHITE®, SUNDANCE® and ESSE®, have played an important role in the marketing of the product lines of the fine paper business, which are recognized as an industry leader for quality, consistency and printing applications. In the fourth quarter of 2009, our fine paper business entered into an exclusive licensing agreement to market and distribute Crane & Co.’s CRANE’S CREST®, CRANE’S BOND®, CRANE’S LETTRA®, CRANE’S PALETTE™ and CRANE’S® Choice Papers branded fine papers.  In the fourth quarter of 2008, our fine paper business acquired the trademarks for the Classic brand in certain key international markets.  This investment continues to build on our long term strategy to consolidate the writing, text and cover (WT&C) categories in the US and continue to grow our strongest brands by increasing our international market penetration.

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

Backlog and Seasonality

Fine Paper. The fine paper business has historically experienced a steady flow of orders with marginally higher sales in the first quarter due to annual report production and a slight reduction in the third quarter due to scheduled maintenance downtime. Orders for stock products are typically shipped within two days, while custom orders are shipped within two to three weeks of receipt. Raw material purchases and manufacturing schedules are planned based on a combination of historical trends, customer forecasts and current market conditions. The order backlogs in the fine paper business on December 31, 2009 and December 31, 2008 were $6.1 million and $10.8 million, respectively, which represent approximately 8 days and 11 days, respectively, of sales. The order backlogs from December 31, 2009 and 2008 were filled in the respective following years.

Technical Products. In general, sales and profits for the technical products business have been relatively stronger in the first half of the year with reductions in the third quarter due to reduced customer converting schedules and in the fourth quarter due to a reduction in inventory levels by our customers. During 2009, the technical products business showed sequential growth in quarterly sales and earnings as the overall economic environment improved.  The order flow for the technical products business is subject to seasonal peaks for several of its products, such as the larger volume grades of tape, abrasives, premask, and label stock used primarily in the downstream finished goods manufacturing process. To assure timely shipments during these seasonal peaks, the technical products business has agreements with certain customers to manufacture orders and hold them in inventory for later shipment. The technical products business also manages these peaks by providing certain customers with finished goods inventory on consignment. Such consignment sales represent less than five percent of the technical products business’s annual sales. Orders are typically shipped within six to eight weeks of receipt of the order. However, the technical products business periodically experiences periods where order entry levels surge, and order backlogs can increase substantially. Raw materials are purchased and manufacturing schedules are planned based on customer forecasts, current market conditions and individual orders for custom products. The order backlog in the technical products business on December 31, 2009 was approximately $67 million and represented approximately 20 percent of prior year sales. The order backlogs in the technical products business on December 31, 2008 were approximately $56 million and represented approximately 15 percent of prior year sales. We have previously filled the order backlog from December 31, 2008 and expect to fill the order backlog from December 31, 2009 within the current fiscal year.

Employee and Labor Relations

As of December 31, 2009, the Company had approximately 1,700 regular full-time employees of whom 675 hourly and 325 salaried employees were located in the United States and 450 hourly and 250 salaried employees were located in Germany.

Hourly employees at the Whiting, Neenah, Munising and Appleton paper mills are represented by the United Steelworkers Union (the “USW”). The collective bargaining agreement for the Munising paper mill expired on July 14, 2009. The Company is currently negotiating a new labor agreement for the mill with the USW. In December 2009, the Company and the USW signed a new collective bargaining agreement for the Whiting paper mill that is effective through January 31, 2013. In October 2009, the Company and the USW signed a new collective bargaining agreement for the Neenah paper mill that is effective through June 30, 2013. The collective bargaining agreement for the Appleton paper mill expires on May 31, 2010. Separately, the Neenah, Whiting and Munising paper mills have bargained jointly with the union on pension matters. The agreement on pension matters will remain in effect through 2019.

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

Greenhouse gas (“GHG”) emissions have increasingly become the subject of political and regulatory focus. Concern over potential climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting GHG emissions. For example, legislators in the United States are considering laws that would create a “cap-and-trade” regime that would establish a limit (or cap) on overall GHG emissions and create a market for the purchase and sale of emissions permits or “allowances.”  All the states in which we operate are currently considering GHG legislation or regulations, either individually and/or as part of regional initiatives, that are independent of any federal proposals. While not all are likely to become law it is reasonably possible that additional climate change related mandates will be forthcoming, and it is expected that they may adversely impact our costs by increasing energy costs and raw material prices, requiring operational or equipments modifications to reduce emissions, requiring the purchase of carbon offsets and creating costs to comply with regulations or to mitigate the financial consequences of a “cap and trade” regime.

While we have incurred in the past several years, and will continue to incur, capital and operating expenditures in order to comply with environmental, health and safety laws, regulations and ordinances, we believe that our future cost of compliance with environmental, health and safety laws, regulations and ordinances, and our exposure to liability for environmental, health and safety claims will not have a material adverse effect on our financial condition, results of operations or liquidity. However, future events, such as changes in existing laws and regulations, new legislation to limit GHG emissions or contamination of sites owned, operated or used for waste disposal by us (including currently unknown contamination and contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material adverse effect on our financial condition, results of operations or liquidity.

We have planned capital expenditures to comply with environmental, health and safety laws, regulations and ordinances during the period 2010 through 2012 of approximately $1 million to $2 million annually.  Our anticipated capital expenditures for environmental projects are not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

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

We have experienced and may continue to experience decreased demand for some of our products due to slowing or negative global economic growth, uncertainty in credit markets, declining consumer and business confidence, fluctuating commodity prices, increased unemployment and other challenges affecting the global economy.  In addition, our customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. If we are unable to implement business strategies to effectively respond to decreased demand for our products, our financial position, cash flows and results of operations would be adversely affected.

We face many competitors, several of which have greater financial and other resources.

We face competition in each of our business segments from companies that produce the same type of products that we produce or that produce lower priced alternative products that customers may use instead of our products. Some of our competitors have greater financial, sales and marketing, or research and development resources than we do. Greater financial resources and product development capabilities may also allow our competitors to respond more quickly to new opportunities or changes in customer requirements.

Our operating results are likely to fluctuate.

Our operating results are subject to substantial quarterly and annual fluctuations due to a number of factors, many of which are beyond our control. Results could be adversely affected by general economic conditions causing a downturn in the market for paper products.  Additional factors that could affect our results include, among others, the relative strength of the Euro versus the U.S. dollar, changes in the market price of pulp, the effects of competitive pricing pressures, changes in average selling prices of our products, production capacity levels and manufacturing yields, availability and cost of products from our suppliers, the gain or loss of significant customers, our ability to develop, introduce and market new products and technologies on a timely basis, changes in the mix of products produced and sold, seasonal customer demand,  increasing interest rates and environmental costs. The timing and effect of the foregoing factors are difficult to predict, and these or other factors could materially adversely affect our quarterly or annual operating results.

The availability of and prices for raw materials and energy will significantly impact our business.

We purchase a substantial portion of the raw materials and energy necessary to produce our products on the open market, and, as a result, the price and other terms of those purchases are subject to change based on factors such as worldwide supply and demand and government regulation. We do not have significant influence over our raw material or energy prices and our ability to pass increases in those prices along to purchasers of our products may be challenged, unless those increases coincide with increased demand for the product. Therefore, raw material or energy prices could increase at the same time that prices for our products are steady or decreasing. In addition, we may not be able to recoup other cost increases we may experience, such as those resulting from inflation or from increases in wages or salaries or increases in health care, pension or other employee benefits costs, insurance costs or other costs.

An interruption in supply of either a latex specialty grade or of specialty softwood pulp to our technical products business, each of which we currently obtain from a single source, could disrupt and eventually cause a shutdown of production of certain technical products.

We cannot be certain that our net operating losses (“NOLs”) will continue to be available to offset our tax liability and other tax planning strategies may not be effective.

As of December 31, 2009, we had approximately $65.3 million of U.S. Federal and $75.4 million of U.S. State tax NOLs which may be used to offset taxable income in the future. In order to utilize the NOLs, we must generate consolidated taxable income. The NOLs will expire in various amounts, if not used, between 2024 and 2029. The availability of NOLs to offset taxable income could also be substantially reduced if we were to undergo an “ownership change” within the meaning of Section 382(g)(1) of the Internal Revenue Code. We will be treated as having had an “ownership change” if there is more than a 50% increase in stock ownership during a three-year “testing period” by “5% stockholders.” The availability of our NOLs to offset taxable income following an “ownership change” would be based on the market value of our common stock multiplied by the Internal Revenue Code long-term tax exempt rate.

In accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC Topic 740”), as of December 31, 2009, we have recorded a liability of $9.5 million for uncertain tax positions where we believe it is “more likely than not” that the benefit reported on our income tax return will not be realized. There can be no assurance, however, that the actual amount of unrealized deductions will not exceed the amounts we have recognized for uncertain tax positions.

We derive substantial tax benefits from our corporate structure.  Such benefits are subject to challenge upon audit by taxing authorities in the jurisdictions in which we operate.  There can be no assurance that the tax benefits of our tax structure would survive a challenge by these tax authorities.  If the tax benefits of our corporate structure are not realized, it could have a material adverse effect on our results of operations, cash flows and financial position.

We have significant obligations for pension and other postretirement benefits.

We have significant obligations for pension and other postretirement benefits which could require future funding beyond that which we have funded in the past or which we currently anticipate. At December 31, 2009, our projected pension benefit obligations were $234.7 million and exceeded the fair value of pension plan assets by approximately $66.5 million. In 2009, total contributions to our pension trusts were $10.2 million. At December 31, 2009, our projected other postretirement benefit obligations were $37.9 million.  No assets have been set aside to satisfy our other postretirement benefit obligations.  In 2009, we made payments for postretirement benefits other than pensions of $2.7 million. A material increase in funding requirements or benefit payments could have a material adverse effect on our cash flows.

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

Substantially all of our hourly paid employees are unionized. In addition, some of our key customers and suppliers are also unionized.  As of December 31, 2009, we have approximately 300 hourly employees covered by collective bargaining agreements that have expired or will expire within the next 12-months.  Strikes, lockouts or other work stoppages or slow downs involving our unionized employees could have a material adverse effect on us.

Future dividends on our common stock may be restricted or eliminated.

For the year ended December 31, 2009, we paid cash dividends of $0.40 per common share or approximately $5.9 million. Dividends are declared at the discretion of our board of directors, and future dividends will depend on our future earnings, cash flow, financial requirements and other factors.  Our ability to pay cash dividends on our common stock is limited under the terms of both our bank credit agreement and the indenture for our $225 million of ten-year senior notes due November 2014 (the “Senior Notes”).  As of December 31, 2009, under the most restrictive terms of these agreements, our ability to pay cash dividends on our common stock is limited to a total of $8 million in a 12-month period. There can be no assurance that we will continue to pay dividends in the future.

Changes in international conditions could adversely affect our business and results of operations.

Our operating results and business prospects could be adversely affected by risks related to the countries outside the United States in which we have manufacturing facilities or sell our products, including Germany, Canada, China, Brazil and elsewhere.  Downturns in economic activity, adverse tax consequences, fluctuations in the value of local currency versus the U.S. dollar, or any change in social, political or labor conditions in any of these countries or regions could negatively affect our financial results.

If we have a catastrophic loss or unforeseen or recurring operational problems at any of our facilities, we could suffer significant lost production and/or cost increases.

Our fine paper and technical products businesses may suffer catastrophic loss due to fire, flood, terrorism, mechanical failure, or other natural or man-made events.  If any of our facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, delay or reduce shipments, reduce revenue, and result in significant expenses to repair or replace the facility.  These expenses and losses may not be adequately covered by property or business interruption insurance.  Even if covered by insurance, our inability to deliver our products to customers, even on a short-term basis, may cause us to lose market share on a more permanent basis.

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

We are subject to risks associated with possible climate change legislation and various cost and manufacturing issues associated with such legislation.

Greenhouse gas (GHG) emissions have increasingly become the subject of political and regulatory focus. Concern over potential climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting GHG emissions. For example, legislators in the United States are considering laws that would create a “cap-and-trade” regime that would establish a limit (or cap) on overall GHG emissions and create a market for the purchase and sale of emissions permits or “allowances.”  All the states in which we operate are currently considering GHG legislation or regulations, either individually and/or as part of regional initiatives, that are independent of any federal proposals. While not all are likely to become law it is reasonably possible that additional climate change related mandates will be forthcoming, and it is expected that they may adversely impact our costs by increasing energy costs and raw material prices, requiring operational or equipment modifications to reduce emissions, requiring the purchase of carbon offsets and creating costs to comply with regulations or to mitigate the financial consequences of a “cap and trade” regime.

Risks Relating to Our Indebtedness

We may not be able to fund our future capital requirements internally or obtain third-party financing.

We may be required or choose to obtain additional debt or equity financing to meet our future working capital requirements, as well as to fund capital expenditures and acquisitions. To the extent we must obtain financing from external sources to fund our capital requirements, we cannot guarantee financing will be available on favorable terms, if at all.  As of December 31, 2009, we have required debt payments of $29.7 million and $226.8 million during the years ended December 31, 2013 and 2014, respectively.  Such required debt payments include approximately $26.2 million in November 2013 upon termination of our bank credit agreement and $225 million on the Senior Notes in November 2014.

We may not be able to generate a sufficient amount of cash flow to meet our debt obligations, including the Senior Notes.

Our ability to make scheduled payments or to refinance our obligations with respect to the Senior Notes, our other debt and our other liabilities will depend on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and to certain financial, business and other factors beyond our control. If our cash flow and capital resources are insufficient to fund our debt obligations and other liabilities, we could face substantial liquidity problems and may be forced to reduce or delay scheduled expansions and capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. We cannot assure that our operating performance, cash flow and capital resources will be sufficient to repay our debt in the future. In the event that we are required to dispose of material assets or operations or restructure our debt to meet our debt and other obligations, we can make no assurances as to the terms of any such transaction or how quickly any such transaction could be completed.

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

As of December 31, 2009, we had $225 million of Senior Notes, a term loan of $40.0 million, $12.9 million in German revolving line of credit borrowings and $12.5 million of project financing outstanding. In addition, our borrowing base under our bank credit agreement was approximately $90 million and $27.9 million of senior secured revolver borrowings were outstanding. Our leverage could have important consequences. For example, it could:

•      make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on the Senior Notes and our other indebtedness;

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

The terms of our indebtedness, including our bank credit agreement and the indenture governing the Senior Notes, contain covenants restricting our ability to, among other things, incur certain additional debt, make specified restricted payments and capital expenditures, pay dividends, authorize or issue capital stock, enter into transactions with our affiliates, consolidate or merge with or acquire another business, sell certain of our assets or liquidate, dissolve or wind-up our company. At December 31, 2009, under the most restrictive terms of these agreements, our ability to pay cash dividends on our common stock is limited to a total of $8 million in a 12-month period. In addition, the terms of our bank credit agreement require us to achieve and maintain compliance with a fixed charge coverage ratio if availability under the bank credit agreement is less than $20 million. These restrictions may limit our ability to engage in activities which could expand our business, including obtaining future financing, making needed capital expenditures or taking advantage of business opportunities such as strategic acquisitions and dispositions.

Our revolving credit facility accrues interest at variable rates. As of December 31, 2009, we had $27.9 million of senior secured revolver borrowings outstanding, $1.6 million in outstanding letters of credit and $60.6 million of remaining availability. We may reduce our exposure to rising interest rates by entering into interest rate hedging arrangements, although those arrangements may result in us incurring higher interest expenses than we would incur without the arrangements. If interest rates increase in the absence of such arrangements, we will need to dedicate more of our cash flow from operations to make payments on our debt. For more information on our liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our failure to comply with the covenants contained in our revolving credit facility or the indenture governing the Senior Notes could result in an event of default that could cause acceleration of our indebtedness.

Our failure to comply with the covenants and other requirements contained in the indenture governing the Senior Notes, our revolving credit facility or our other debt instruments could cause an event of default under the relevant debt instrument. The occurrence of an event of default could trigger a default under our other debt instruments, prohibit us from accessing additional borrowings and permit the holders of the defaulted debt to declare amounts outstanding with respect to that debt to be immediately due and payable. Our assets or cash flows may not be sufficient to fully repay borrowings under our outstanding debt instruments, and we may be unable to refinance or restructure the payments on indebtedness on favorable terms, or at all.

Despite our indebtedness levels, we and our subsidiaries may be able to incur substantially more indebtedness, which may increase the risks created by our substantial indebtedness.

Because the terms of our bank credit agreement and the indenture governing the Senior Notes do not fully prohibit us or our subsidiaries from incurring additional indebtedness, we and our subsidiaries may be able to incur substantial additional indebtedness in the future, some of which may be secured. If we or any of our subsidiaries incur additional indebtedness, the related risks that we and they now face may intensify.

Our bank credit agreement is secured by a majority of our North American assets.

Our bank credit agreement, as amended, is secured by a majority of our North American assets, including the capital stock of our subsidiaries and is guaranteed by Neenah Paper Company of Canada, a wholly owned subsidiary (“Neenah Canada”).  Neenah Germany is not a borrower or guarantor with respect to the bank credit agreement.  However, we have pledged 65 percent of our equity interest in Neenah Germany as security for our obligations under the bank credit agreement.

Availability under our bank credit agreement will fluctuate over time depending on the value of our inventory, receivables and various capital assets. An extended work stoppage or decline in sales volumes would result in a decrease in the value of the assets securing the bank credit agreement. A reduction in availability under the bank credit agreement could have a material adverse effect on our liquidity.

Changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and have an adverse effect on the market price of our securities.

A downgrade of our credit ratings below current levels (Moody’s Investors Service — B1, Standard & Poor’s — B+) may reduce our access to the capital markets, have an adverse effect on the market price of our securities and increase our cost of borrowing.

We depend on our subsidiaries to generate cash flow to meet our debt service obligations, including payments on the Senior Notes.

We conduct a substantial portion of our business through our subsidiaries. Consequently, our cash flow and ability to service our debt obligations, including the Senior Notes, depend upon the earnings of our subsidiaries and the distribution of those earnings to us, or upon loans, advances or other payments made by these entities to us. The ability of these entities to pay dividends or make other payments or advances to us will be subject to applicable laws and contractual restrictions contained in the instruments governing their debt, including our revolving credit facility and the indenture governing the Senior Notes. These limitations are also subject to important exceptions and qualifications.

The ability of our subsidiaries to generate sufficient cash flow from operations to allow us to make scheduled payments on our debt, including the Senior Notes, will depend upon their future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. If our subsidiaries do not generate sufficient cash flow from operations to help us satisfy our debt obligations, including payments on the Senior Notes, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital expenditures or seeking to raise additional capital. Refinancing may not be possible, and any assets may not be saleable, or, if sold, we may not realize sufficient amounts from those sales. Additional financing may not be available on acceptable terms, if at all, or we may be prohibited from incurring it, if available, under the terms of our various debt instruments then in effect.  Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations on the Senior Notes. The amount of earnings that our operating subsidiaries are able to distribute to us as dividends, or otherwise, may not be adequate for us to service our debt obligations.

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

•      other factors described under “Risk Factors”.

You are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information presented in this information statement.

Item 1B.         Unresolved Staff Comments

None.

Item 2.            Properties

Our principal executive offices are located in the Atlanta, Georgia suburb of Alpharetta, Georgia, and we operate a research and development laboratory in the nearby suburb of Roswell, Georgia. We own and operate four paper mills in the United States that produce printing and writing, text, cover, durable saturated and coated substrates and other specialty papers for a variety of end uses. We own and operate three paper mills in Germany that produce transportation and other filter media, wall coverings and durable and saturated substrates. We lease a Fine Paper distribution center which is operated for us by a third party logistics firm.  We also own the Woodlands.  On March 1, 2010, we announced that Neenah Canada had signed a definitive agreement to sell the Woodlands for C$82.5 million ($78.6 million). See Note 17 of Notes to Consolidated Financial Statements, “Subsequent Event.”

We believe that each of these facilities is adequately maintained and is suitable for conducting our operations and business.  We manage machine operating schedules at our manufacturing locations to fulfill customer orders in a timely manner and control inventory levels.

As of December 31, 2009, following are the locations of our principal facilities and operating equipment and the products produced at each location. All the facilities are owned by us, except as otherwise noted:

Location	Equipment/Resources	Products
Fine Paper business:
Appleton Mill Appleton, Wisconsin	Two paper machines; paper finishing equipment	Printing and writing, text, cover and other specialty papers
Converting Center Neenah, Wisconsin	Paper finishing equipment	Printing and writing, text, cover and other specialty papers
Neenah Mill Neenah, Wisconsin	Two paper machines; paper finishing equipment	Printing and writing, text, cover and other specialty papers
Whiting Mill Whiting, Wisconsin	Four paper machines; paper finishing equipment	Printing and writing, text, cover and other specialty papers

Technical Products business:
Munising Mill Munising, Michigan	Two paper machines; two off line saturators; three off line coaters; specialty finishing equipment	Tapes, abrasives, premask, medical packaging and other durable, saturated and coated substrates
Bruckmühl Mill Bruckmühl, Germany	One paper machine; two saturators; one laminator; finishing equipment	Masking tape backings and abrasive backings
Lahnstein Mill Lahnstein, Germany	One paper machine; three impregnating and coating machines; two calendars; finishing equipment	Printing media, nonwoven wall coverings and durable substrates
Weidach Mill Feldkirchen-Westerham, Germany	Two paper machines; three saturators; one meltblowing machine; specialty finishing equipment	Vacuum cleaner, industrial and transportation filter media

See Note 7 “Debt” of Notes to Consolidated Financial Statements for a description of the material encumbrances attached to the properties described in the table above.  In May 2009, we permanently closed our fine paper mill located in Ripon, California (the “Ripon Mill”).  As of December 31, 2009, we have disposed of substantially all of the Ripon Mill’s manufacturing equipment and are actively marketing the land and building. See Note 3 “Closure of the Ripon Mill” of Notes to Consolidated Financial Statements.

As of December 31, 2009, following are the locations of our owned and leased office and laboratory space and the functions performed at each location.

Administrative Location	Office/Other Space	Function
Alpharetta, Georgia	Leased Office Space	Corporate Headquarters and Administration and Sales
Roswell, Georgia	Leased Laboratory Space	Research and Development for our paper businesses
Appleton, Wisconsin (1)	Leased Office Space	Administration and Sales
Neenah, Wisconsin	Owned Office Space	Administration and Sales

(1)   The lease on the Appleton, Wisconsin location expired on January 1, 2010 and was not renewed.

Item 3.            Legal Proceedings

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

Item 4.            (Removed and Reserved)

PART II

Item 5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Neenah common stock is listed on the New York Stock Exchange and is traded under the ticker symbol NP. Trading, as reported on the New York Stock Exchange, Inc. Composite Transactions Tape, and dividend information follows:

	Common Stock Market Price		Dividends
	High	Low	Declared
2009
Fourth quarter	$15.50	$9.32	$0.10
Third quarter	$12.62	$6.56	$0.10
Second quarter	$10.63	$3.33	$0.10
First quarter	$9.51	$3.26	$0.10

2008
Fourth quarter	$20.04	$4.90	$0.10
Third quarter	$23.70	$14.28	$0.10
Second quarter	$27.41	$16.33	$0.10
First quarter	$29.62	$22.95	$0.10

Dividends are declared at the discretion of the board of directors, and future dividends will depend on our future earnings, cash flow, financial requirements and other factors. Our ability to pay cash dividends on our common stock is limited under the terms of both our bank credit agreement and our Senior Notes. As of December 31, 2009, under the most restrictive terms of these agreements, our ability to pay cash dividends on our common stock is limited to a total of $8 million in a 12-month period. For the year ended December 31, 2009, we paid cash dividends of $0.40 per common share or approximately $5.9 million. For the year ended December 31, 2008, we paid cash dividends of $0.40 per common share or approximately $6.0 million.

As of February 26, 2010, Neenah had approximately 2,300 holders of record of its common stock.  The closing price of Neenah’s common stock on February 26, 2010 was $14.17.

Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
October 2009	—	$—	—	—
November 2009(a)	833	$10.55	—	—
December 2009 (a)	3,745	$13.99	—	—

(a)   Transactions represent the purchase of vested restricted shares from employees to satisfy minimum tax withholding requirements upon vesting of stock-based awards. None of these transactions were made in the open market. The average price paid is based upon the closing sales price on the New York Stock Exchange on the date of the transaction.  Such purchases are held as treasury shares.

Equity Compensation Plans

The following table provides information about our equity compensation plans as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,269,848	$23.60	1,960,000
Equity compensation plans not approved by security holders	—	—	—
Total	2,269,848	$23.60	1,960,000

For further information regarding our equity compensation plans, refer to Note 9, “Stock Compensation Plans” of Notes to Consolidated Financial Statements.

Item 6.            Selected Financial Data

The following table sets forth our selected historical financial and other data. You should read the information set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report. The statement of operations data for the years ended December 31, 2009, 2008 and 2007 and the balance sheet data as of December 31, 2009 and 2008 set forth below are derived from our audited historical consolidated financial statements included elsewhere in this Annual Report. The balance sheet data as of December 31, 2007, 2006 and 2005 and the statement of operations data for the years ended December 31, 2006 and 2005 set forth below are derived from our historical consolidated financial statements not included in this Annual Report.

During the three months ended September 30, 2009, we identified and restated the December 31, 2008, 2007, 2006 and 2005 consolidated balance sheet data for the following errors: (i) an overstatement of Canadian deferred tax assets and unrealized foreign currency translation gains within stockholders’ equity and (ii) an understatement of the liability for uncertain tax positions and deferred tax assets as a result of errors identified in prior year income tax returns.  Interest associated with the uncertain tax positions noted above was immaterial for all historical years.  We believe the effects of these prior year corrections individually and in the aggregate are immaterial to any prior year consolidated financial statements.  The net effect of these corrections on the consolidated balance sheet data is presented in the following table. See Note 1 of Notes to Consolidated Financial Statements, “Background and Basis of Presentation — Prior Year Adjustments.”

	As of December 31,
	2009	2008	2007	2006	2005
	(Dollars in millions)
Consolidated Balance Sheet Data
Working capital	$—	$(0.6)	$0.2	$—	$—
Total assets	—	5.4	5.0	(2.2)	(2.2)
Total liabilities	—	12.7	12.3	—	—
Total stockholders’ equity	—	(7.3)	(7.3)	(2.2)	(2.2)

	Year Ended December 31,
	2009	2008	2007 (e)		2006 (f)		2005
	(Dollars in millions, except per share data)
Consolidated Statement of Operations Data
Net sales	$573.9	$732.3	$767.0		$405.0		$352.8
Cost of products sold	472.3	633.2	635.5		305.4		250.0
Gross profit	101.6	99.1	131.5		99.6		102.8
Selling, general and administrative expenses	69.1	75.2	79.3		54.4		40.9
Other (income) expense - net	(1.0)	(11.3)	(1.7)		(0.5)		0.1
Restructuring costs (a)	17.1	—	—		—		—
Goodwill and other intangible asset impairment charge (b)	—	54.5	—		—		—
Operating income (loss)	16.4	(19.3)	53.9		45.7		61.8
Interest expense - net	23.2	25.0	25.4		16.9		18.4
Income (loss) from continuing operations before income taxes	(6.8)	(44.3)	28.5		28.8		43.4
Provision (benefit) for income taxes	(5.0)	3.0	(3.7)		9.4		16.3
Income (loss) from continuing operations	(1.8)	(47.3)	32.2		19.4		27.1
Income (loss) from discontinued operations (c) (d) (i)	0.6	(111.2)	(22.0)		43.1		(56.8)
Net income (loss)	$(1.2)	$(158.5)	$10.2		$62.5		$(29.7)

Earnings from continuing operations per basic share	$(0.12)	$(3.23)	$2.17		$1.31		$1.32

Earnings from continuing operations per diluted share	$(0.12)	$(3.23)	$2.13		$1.31		$1.31

Cash dividends per common share	$0.40	$0.40	$0.40		$0.40		$0.40

Other Financial Data
Net cash flow provided by (used for):
Operating activities	$64.9	$13.1	$69.5		$65.8		$22.8
Capital expenditures	(8.4)	(30.0)	(58.3)		(25.1)		(25.7)
Other investing activities (c) (e) (f)	0.1	(0.4)	(55.1)		(102.6)		(0.1)
Financing activities (e) (f)	(54.2)	18.2	43.8		50.8		(3.6)
Ratio of earnings to fixed charges (g) (h)	—	—	2.1	x	2.5	x	3.3	x

	As of December 31,
	2009	2008	2007 (e)	2006 (f)	2005
	(Dollars in millions)
Consolidated Balance Sheet Data
Working capital	$96.0	$144.3	$120.5	$92.9	$123.9
Total assets	637.5	690.0	937.8	742.5	534.8
Long-term debt	263.6	340.5	321.2	282.3	226.3
Total liabilities	529.8	586.9	657.1	559.8	371.7
Total stockholders’ equity	107.7	103.1	280.7	182.7	163.1

(a)          In May 2009, we permanently closed the Ripon Mill.  The closure resulted in a pre-tax charge of $17.1 million comprised of approximately $5.8 million in non-cash charges primarily for losses related to the carrying value of property, plant and equipment, a curtailment loss of $0.8 million related to postretirement benefit plans in which employees of the Ripon Mill participated and cash payments for contract terminations, severances and other employee costs of approximately $10.5 million.

(b)         For the year ended December 31, 2008, we recognized a pre-tax loss of $52.7 million (we did not recognize a tax benefit related to the non tax deductible loss) to write-off the excess of the carrying value of goodwill assigned to Neenah Germany over the estimated fair value of goodwill. In addition, for the year ended December 31, 2008, we recognized a non-cash pre-tax charge of approximately $1.8 million for the impairment of certain trade names and customer based intangible assets acquired in the Neenah Germany acquisition.

(c)          In February 2008, we committed to a plan to sell our pulp mill in Pictou, Nova Scotia (the “Pictou Mill”) and approximately 475,000 acres of woodland assets in Nova Scotia (the “Woodlands”).  In June 2008, Neenah Canada sold the Pictou Mill to Northern Pulp. Neenah Canada made a payment of approximately $10.3 million to Northern Pulp in connection with the sale of the Pictou Mill. In addition, we paid approximately $3.3 million of transaction costs. In August 2006, we transferred our Terrace Bay mill and related woodlands operations to Buchanan in exchange for a payment of approximately $18.6 million.

(d)         For the year ended December 31, 2009 and 2008, the results of operations of the Pictou Mill and the Woodlands and the loss on disposal of the Pictou Mill are reported as discontinued operations in the Consolidated Statement of Operations Data. The consolidated results of operations for all other periods presented have been restated to reflect the results of operations of the Terrace Bay mill, the Pictou Mill and the Woodlands and the loss on transfer of the Terrace Bay mill as discontinued operations.

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

(h)         For the years ended December 31, 2009 and 2008, the deficit of earnings to fixed charges was $6.8 and $44.3 million, respectively.

(i)             The following table presents the results of discontinued operations:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in millions)
Discontinued operations:
Income (loss) from operations (1) (3) (4) (5) (6)	$2.8	$(97.8)	$(31.6)	$76.3	$(92.4)
Income (loss) on disposal - Terrace Bay Mill	—	—	—	(6.5)	—
Income (loss) on disposal - Pictou Mill (1)	(0.3)	(29.4)	—	—	—
Loss on settlement of post-employment benefit plans (2)	—	(53.7)	—	—	—
Loss on disposal	(0.3)	(83.1)	—	(6.5)	—
Income (loss) before income taxes	2.5	(180.9)	(31.6)	69.8	(92.4)
(Provision) benefit for income taxes	(1.9)	69.7	9.6	(26.7)	35.6
Income (loss) from discontinued operations, net of income taxes	$0.6	$(111.2)	$(22.0)	$43.1	$(56.8)

(1)          During the first quarter of 2008, we determined that the estimated value we would receive from a sale of the Pictou Mill indicated that we would not recover the carrying value of the mill’s long-lived assets. As a result, for the year ended December 31, 2008, we recognized aggregate non-cash, pre-tax impairment charges of $91.2 million to write-off the carrying value of the Pictou Mill’s long-lived assets. In addition, for the year ended December 31, 2008, we recorded a pre-tax loss of $29.4 million to recognize the loss on disposal of the Pictou Mill.

(2)          In conjunction with the sale of the Pictou Mill, Northern Pulp assumed responsibility for all pension and other postretirement benefit obligations for active and retired employees of the mill. We accounted for the transfer of the Nova Scotia, Canada defined benefit pension plan (the “Nova Scotia Plan”) to Northern Pulp as a settlement of postretirement benefit obligations pursuant to ASC Topic 715, Compensation—Retirement Benefits (“ASC Topic 715”).  For the year ended December 31, 2008, we recognized a non-cash, pre-tax settlement loss of $53.7 million for the reclassification of deferred pension and other postretirement benefit adjustments related to the Nova Scotia Plan from accumulated other comprehensive income to the loss on disposal of the Pictou Mill.

(3)          In December 2007, the Ontario Plan was terminated and all outstanding pension obligations for active employees were settled through the purchase of annuity contracts or lump-sum payments pursuant to participant elections. For the year ended December 31, 2008, Neenah Canada recognized a non-cash pre-tax settlement loss of $38.7 million upon termination of the Ontario Plan.

(4)          In August 2006, Neenah Canada made a payment to the pension trust of approximately $10.8 million for the purchase of annuity contracts to settle its pension liability for current retirees. As a result, Neenah Canada recognized a pension curtailment and settlement loss of approximately $26.4 million in the year ended December 31, 2006.

(5)          In June 2006, Neenah Canada sold approximately 500,000 acres of woodlands in Nova Scotia for gross proceeds of $139.1 million. The transaction resulted in a net pre-tax gain of $131.7 million. Neenah Canada immediately recognized approximately $122.6 million of such gain and deferred approximately $9.1 million which was recognized in income pro-rata through December 2007. For the years ended December 31, 2007and 2006, Neenah Canada recognized $6.2 million and $2.9 million, respectively, of such deferred gain in income.

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

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the years ended December 31, 2009, 2008 and 2007. Also discussed is our financial position as of the end of those periods. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations are intended to provide investors with an understanding of the historical performance of our business, its financial condition and its prospects. We will discuss and provide our analysis of the following:

•                  Overview of Business;

•                  Business Segments;

•                  Results of Operations and Related Information;

•                  Liquidity and Capital Resources;

•                  Adoption of New Accounting Pronouncements; and

•                  Critical Accounting Policies and Use of Estimates.

Overview of Business

We are a leading producer of premium fine papers and technical products. We have two primary operations: our fine paper business and our technical products business. We also own approximately 475,000 acres of timberlands in Nova Scotia, Canada (the “Woodlands”). On March 1, 2010, we announced that Neenah Canada had signed a definitive agreement to sell the Woodlands for C$82.5 million ($78.6 million). See Note 17 of Notes to Consolidated Financial Statements, “Subsequent Event.”

In managing our businesses, we believe that achieving and maintaining a leadership position in our markets, responding effectively to competitive challenges, employing capital optimally, controlling costs and managing risks are important to long-term success. Changes in input costs and general economic conditions also impact our results. In this discussion and analysis, we will refer to these factors.

•                  Market Leadership. Achieving and maintaining market leadership through strong brands, product quality and performance, innovation and supply chain management is an important factor in our results. Our fine paper business, with its well-known brands, has long been recognized as a leading manufacturer of world-class premium writing, text and cover papers used in corporate identity packages, corporate annual reports, invitations, personal stationery and high-end packaging. Our technical products business is also recognized as a leading international supplier in the tape, filtration, component materials, graphics and identification and wall covering markets with products that meet unique and exacting customer requirements.

•                  Competitive Environment. Our past results have been and our future prospects will be significantly affected by the competitive environment in which we operate. In most of our markets, our businesses compete directly with well-known competitors, some of which are larger and more diversified. Our businesses also face competitive pressures from lower value products.

•                  Economic Condition and Input Costs. The markets for all of our products are affected to a significant degree by economic conditions, including fluctuations in exchange rates, particularly for the Euro. Rapid changes in input costs, particularly for pulp, latex and natural gas, also affect our results.

Business Segments

Our fine paper business is a leading producer of premium writing, text, cover and specialty papers used in corporate identity packages, corporate annual reports, invitations, personal stationery and high-end packaging. Our products include some of the most recognized and preferred papers in North America, where we enjoy leading market positions in many of our product categories. We sell our products primarily to authorized paper distributors, converters and specialty businesses, with sales to distributors and distributor-owned paper stores accounting for more than two-thirds of sales. We believe that our fine paper manufacturing facilities located in Appleton, Neenah and Whiting, Wisconsin are among the most efficient in their markets and make us one of the lowest cost producers in the product categories in which we compete.

Our technical products business is a leading international producer of transportation and other filter media; durable, saturated and coated base papers for a variety of end uses and nonwoven wall coverings. We sell our technical products globally in 17 product categories through five SBUs. We focus on categories where we believe we are, or can be, a market leader, which include, among others, the tape, abrasive, transportation and other filtration media, nonwoven wall coverings, medical packaging and image transfer technical products markets. We are also a global supplier of materials used for customer-specific applications in furniture, book covers and original equipment manufacturers’ products. Our customers are located in more than 35 countries. Our technical products manufacturing facilities are located in Munising, Michigan and near Munich and Frankfurt, Germany.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, income before interest and income taxes (which we refer to as “operating income” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations) and other information relevant to an understanding of our results of operations.

Executive Summary

Strategic Initiatives

Since the Spin-Off in 2004, we have completed several initiatives that have allowed us to succeed in our strategy to transform the Company into a more focused and larger premium fine paper and technical products company.  In 2006, we divested our Terrace Bay pulp operations, acquired the German technical and specialty paper business of FiberMark, Inc. and sold 500,000 acres of woodlands in Nova Scotia. In 2007, we purchased Fox Valley Corporation and its subsidiary, Fox River Paper Company, LLC (collectively, “Fox River”) to expand our fine paper business. In June 2008, Neenah Canada sold our remaining pulp mill located in Pictou, Nova Scotia to Northern Pulp, which assumed responsibility for all of the assets and liabilities associated with operation of the mill.

We currently own approximately 475,000 acres of woodlands in Nova Scotia, Canada (the “Woodlands”).  On March 1, 2010, we announced that Neenah Canada had signed a definitive agreement to sell the Woodlands. See Note 17, “Subsequent Event” of Notes to Consolidated Financial Statements. We expect the sale of the Woodlands to result in a substantial gain. The Woodlands operation currently generates revenue through a stumpage agreement (the “Stumpage Agreement”) with Northern Pulp which allows them to harvest an average of approximately 400,000 metric tons of softwood timber annually from the Woodlands at market prices.  The Stumpage Agreement will be terminated in conjunction with the sale of the Woodlands.  For the years ended December 31, 2009, 2008 and 2007, the results of the Pictou Mill and the Woodlands are reported as discontinued operations.

Results of Continuing Operations

For the year ended December 31, 2009, consolidated net sales decreased approximately 22 percent from the prior year to $573.9 million. The decrease was primarily due to lower volume in both businesses as a result of sharply reduced market demand following severe global economic weakness, particularly in the first half of 2009.  The effect on demand of the global economic contraction was exacerbated in the first half of 2009 by a sharp decline in consumption for a number of key end use market segments, including advertising, financial institutions and the transportation and real estate segments and inventory destocking by our direct customers.

Despite the lower volumes, consolidated operating income of $16.4 million for the year ended December 31, 2009 increased $35.7 million from the prior year.  Operating results for the year ended December 31, 2009 include costs of $17.1 million related to the closure of the Ripon Mill in May 2009.  Operating results for the year ended December 31, 2008, include a charge of $54.5 million related to the impairment of goodwill and other intangible assets, and gains of approximately $6.3 million from the sale of certain Fox River assets and $4.3 million from the settlement of certain Terrace Bay postretirement benefits. Excluding such items, consolidated operating income as adjusted in 2009 increased $8.9 million from the prior year primarily due to reduced spending as a result of initiatives implemented to control operating costs and also lower manufacturing input costs. These favorable factors were only partially offset by the effects of lower volume and reduced paper mill operating schedules.

Results of Discontinued Operations

For the year ended December 31, 2009, timber sales to Northern Pulp pursuant to the Stumpage Agreement resulted in net sales from discontinued operations of $3.7 million.  Net sales of discontinued operations for the year ended December 31, 2008 were $101.9 million primarily from pulp sales at the Pictou Mill in the first six months of 2008. For the year ended December 31, 2009, pre-tax income from discontinued operations was $2.5 million.  For the year ended December 31, 2008, we recorded a pre-tax loss from discontinued operations of $180.9 million.  The pre-tax loss in 2008 included non-cash charges of $91.2 million to write-off the long-lived assets of the Pictou Mill and a loss of $83.1 million on disposal of the Pictou Mill.

Income Taxes

In general, our effective tax rate differs from the U.S. statutory tax rate of 35 percent primarily due to the benefits of our corporate tax structure and the proportion of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate.  For the year ended December 31, 2009, we recorded an income tax benefit related to continuing operations of $5.0 million which resulted in an effective income tax (benefit) rate of approximately (74) percent.  For the year ended December 31, 2008, we recorded an income tax provision related to continuing operations of $3.0 million which resulted in an effective income tax rate of approximately 7 percent.  Our effective tax rate for the year ended December 31, 2008 was also significantly affected by the non tax deductible nature of the goodwill impairment charge and an increase in the limitation on available tax benefits acquired in the Fox River acquisition.  Excluding such items, our effective income tax rate for the year ended December 31, 2008 was approximately 36 percent.

For the year ended December 31, 2007, our effective tax rate was approximately 13 percent.  Our effective tax rate for the year ended December 31, 2007 was significantly affected by a reduction in German statutory income tax rates effective as of January 1, 2008. Application of the new rates to our existing deferred tax assets and liabilities reduced our net deferred tax liabilities at December 31, 2007. The reduction in our net deferred tax liabilities due to the benefit of the tax rate change resulted in an income tax benefit of $8.8 million for the year ended December 31, 2007 in accordance with ASC Topic 740. Excluding the impact of the German tax law amendment on our deferred tax liabilities and other tax adjustments, our effective tax rate for the year ended December 31, 2007 was approximately 17 percent.

Analysis of Net Sales—Years Ended December 31, 2009, 2008 and 2007

The following table presents net sales by segment, expressed as a percentage of total net sales before intersegment eliminations:

	Year Ended December 31,
	2009	2008	2007
Fine Paper	45%	46%	48%
Technical Products	55%	54%	52%
Total	100%	100%	100%

The following table presents our net sales by segment for the periods indicated:

	Years Ended December 31,
	2009	2008	2007
Net sales
Fine Paper	$255.6	$335.5	$366.5
Technical Products	318.3	396.8	400.8
Intersegment sales	—	—	(0.3)
Consolidated	$573.9	$732.3	$767.0

Commentary:

Year 2009 versus 2008

	For the Year Ended		Change in Net Sales Compared to the Prior Year
	December 31,			Change Due To
	2009	2008	Total Change	Volume	Average Net Price	Currency
Fine Paper	$255.6	$335.5	$(79.9)	$(84.4)	$4.5	$—
Technical Products	318.3	396.8	(78.5)	(64.5)	(3.0)	(11.0)
Consolidated	$573.9	$732.3	$(158.4)	$(148.9)	$1.5	$(11.0)

Consolidated net sales of $573.9 million for the year ended December 31, 2009 were $158.4 million lower than the prior year primarily due to lower volumes. In addition, results reflected unfavorable currency translation effects due to the weakening of the Euro versus the U.S. dollar.

•                  Net sales in our fine paper business of $255.6 million decreased $79.9 million or 24 percent primarily due to a 25 percent decrease in shipments.  We believe that we were able to improve our market share position based on the AF&PA report of a 27 percent year-over-year industry decline in the premium writing, text and cover uncoated free sheet paper category. Lower sales volume reflected a sharp decline in consumption for a number of key end use market segments, including advertising, financial institutions and the transportation and real estate segments. Market demand began to decline in late 2008 and continued throughout 2009. The increase in average net price reflected the realization of price increases on branded and non-branded products that were implemented in 2008.  Price increases of approximately three percent on branded products announced late in 2009 will not meaningfully impact results until 2010.

•                  Net sales in our technical products business of $318.3 million decreased $78.5 million or 20 percent, primarily due to a 16 percent decrease in shipments.  Lower sales volume reflected decreased demand in most markets due to weaker economic conditions and inventory destocking by our direct customers, particularly in the first half of 2009.  Sales were also lower as a result of unfavorable currency translation effects due to average Euro/U.S. dollar exchange rates that were five percent lower in 2009 than in the prior year.  Net sales were also adversely affected by lower selling prices for certain products in our European business, particularly Tape and Wall Cover, which were influenced by currency factors for export prices and additional market capacity, respectively.

Year 2008 versus 2007

	For the Year Ended		Change in Net Sales Compared to the Prior Year
	December 31,			Change Due To
	2008	2007	Total Change	Volume	Average Net Price	Currency
Fine Paper	$335.5	$366.5	$(31.0)	$(31.6)	$0.6	$—
Technical Products	396.8	400.8	(4.0)	(40.9)	16.3	20.6
Intersegment sales	—	(0.3)	0.3	0.3	—	—
Consolidated	$732.3	$767.0	$(34.7)	$(72.2)	$16.9	$20.6

Consolidated net sales of $732.3 million in the year ended December 31, 2008 were $34.7 million lower than the prior year primarily due to lower volumes and a less favorable product mix in our fine paper business, partially offset by the realization of price increases and favorable currency translation effects due to the strengthening of the Euro versus the U.S. dollar.

•                  Net sales in our fine paper business of $335.5 million decreased $31.0 million or 8 percent primarily due to a 9 percent decrease in shipments. The lower volume was primarily due to an unusually large market decline in 2008 for premium uncoated free sheet papers as a result of weaker economic conditions, partially offset by incremental sales related to the acquisition of Fox River in March 2007. The increase in average net price reflected higher selling prices for most products that were partially offset by a less favorable mix. The less favorable mix was primarily due to the dilutive nature of the relatively lower priced grades acquired with Fox River.

•                  Net sales in our technical products business of $396.8 million decreased $4.0 million or 1 percent, primarily due to lower volumes for certain products that were partially offset by favorable currency effects and higher net prices. Average net prices increased approximately 4.1 percent due to a more favorable mix and higher selling prices. The mix improvement reflected an increased proportion of sales of higher priced products such as filtration and abrasives.  Volumes declined primarily due to weaker economic conditions and lower export tape sales from Germany as a result of the strengthening of the Euro.

The following table sets forth line items from our consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Year Ended December 31,
	2009	2008	2007

Net sales	100.0%	100.0%	100.0%
Cost of products sold	82.3	86.5	82.9
Gross profit	17.7	13.5	17.1
Selling, general and administrative expenses	12.0	10.3	10.3
Other income - net	(0.1)	(1.6)	(0.2)
Restructuring costs	3.0	—	—
Goodwill and other intangible asset impairment charge	—	7.4	—
Operating income (loss)	2.8	(2.6)	7.0
Interest expense-net	4.0	3.4	3.3
Income (loss) from continuing operations before income taxes	(1.2)	(6.0)	3.7
Provision (benefit) for income taxes	(0.9)	0.5	(0.5)
Income (loss) from continuing operations	(0.3)%	(6.5)%	4.2%

Analysis of Operating Income — Years Ended December 31, 2009, 2008 and 2007

The following table sets forth our operating income (loss) by segment for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
Operating income (loss)
Fine Paper	$17.5	$34.0	$46.6
Technical Products	14.4	(42.3)	24.7
Unallocated corporate costs	(15.5)	(11.0)	(17.4)
Consolidated Operating Income as Reported	16.4	(19.3)	53.9
Adjustments for Unusual Items
Fine Paper adjustments
Closure of the Ripon Mill	17.1	—	—
Gain on sale of Fox River Assets	—	(6.3)	—
Fox River integration costs	—	—	5.2
Total	17.1	(6.3)	5.2
Technical Products adjustment
Goodwill impairment charge	—	54.5	—
Unallocated corporate costs adjustment
Settlement of Terrace Bay retiree litigation	—	(4.3)	5.2
Total Adjustments	17.1	43.9	10.4

Consolidated Operating Income as Adjusted	$33.5	$24.6	$64.3

In accordance with generally accepted accounting principles in the United States (“GAAP”), consolidated operating income (loss) includes the pre-tax effects of unusual items.  We believe that by adjusting reported operating income (loss) to exclude the effects of these items, the resulting adjusted operating income are on a basis that reflects the results of our ongoing operations.  We believe that investors gain additional perspective of underlying business trends and results by providing a measure of operating results that exclude certain gains and losses that are not expected to affect future consolidated or segment operating performance.  Adjusted operating income is not a recognized term under GAAP and should not be considered in isolation or as a substitute for operating income derived in accordance with GAAP.  Other companies may use different methodologies for calculating their non-GAAP financial measures and, accordingly, our non-GAAP financial measures may not be comparable to their measures.

Commentary:

Year 2009 versus 2008

			Change in Operating Income (Loss) Compared to the Prior Year
	For the Year Ended			Change Due To
	December 31,		Total		Net Price	Material
	2009	2008	Change	Volume	(a)	Costs (b)	Currency	Other (c)
Fine Paper (d)	$17.5	$34.0	$(16.5)	$(23.4)	$5.4	$13.3	$—	$(11.8)
Technical Products (e)	14.4	(42.3)	56.7	(23.2)	(6.3)	12.6	(0.1)	73.7
Unallocated corporate costs (f)	(15.5)	(11.0)	(4.5)	—	—	—	—	(4.5)
Consolidated	$16.4	$(19.3)	$35.7	$(46.6)	$(0.9)	$25.9	$(0.1)	$57.4

(a)          Includes price changes, net of changes in product mix.

(b)         Includes price changes for raw materials and energy.

(c)          Includes $30.7 million of improvements from reductions in other manufacturing costs, distribution, selling, general and administrative expenses and net improvements of $26.8 million related to items described in notes (d), (e) and (f).

(d)         For the year ended December 31, 2009, results for the Fine Paper segment include a pre-tax charge of $17.1 million related to the closure of the Ripon Mill. For the year ended December 31, 2008 results include gains of $6.3 million from the sale of certain Fox River assets.

(e)          For the year ended December 31, 2008, results for the Technical Products segment include a non-cash pre-tax goodwill and other intangible asset impairment charge of $54.5 million.

(f)            For the year ended December 31, 2008, unallocated corporate costs include a gain of $4.3 million for a settlement of certain benefits earned by Terrace Bay retirees.

Consolidated operating income of $16.4 million for the year ended December 31, 2009 increased $35.7 million compared to the prior year.  Operating results for the year ended December 31, 2009 include costs of $17.1 million related to the closure of the Ripon Mill in May 2009.  Operating results for the year ended December 31, 2008, include a charge of $54.5 million related to the impairment of goodwill and other intangible assets, and gains of approximately $6.3 million from the sale of certain Fox River assets and $4.3 million the settlement of certain Terrace Bay postretirement benefits.  Excluding such items, consolidated operating income as adjusted for the year ended December 31, 2009 increased $8.9 million from the prior year due to actions taken across all businesses to reduce costs and control spending and from lower manufacturing input costs, particularly for pulp and latex. These favorable factors were only partially offset by lower volume and reductions in paper machine operating schedules.

•                  Operating income for our fine paper business of $17.5 million decreased $16.5 million compared to the prior year. Excluding costs of $17.1 million associated with closing the Ripon Mill and the gain of approximately $6.3 million in 2008 from assets sales, operating income for our fine paper business increased $6.9 million primarily due to lower manufacturing input costs, principally for hardwood pulp, lower operating and administrative spending due to cost reduction initiatives, including closing the Ripon Mill, and higher average net selling prices due to the realization of price increases implemented in 2008.  These favorable factors were partially offset by the effects of lower volume and reductions in paper machine operating schedules.

•                  Operating income for our technical products business of $14.4 million increased $56.7 million compared to the prior year.   Excluding the asset impairment charge, operating income for our technical products business increased $2.2 million from the prior year primarily due to lower spending resulting from the implementation of cost reduction initiatives and from lower manufacturing input costs, principally for pulp and latex.  These favorable factors were partially offset by lower volume, reduced paper machine operating schedules and, to a lesser extent, lower average net selling prices.

•                  Unallocated corporate expenses increased $4.5 million compared to the prior year. Unallocated corporate expense for the year ended December 31, 2008 included a non-cash gain of approximately $4.3 million related to the settlement of certain postretirement benefits we retained following the sale of our Terrace Bay pulp mill. Excluding this gain, unallocated corporate expenses were essentially unchanged from the prior year.

Year 2008 versus 2007

			Change in Operating Income (Loss) Compared to the Prior Year
	For the Year Ended			Change Due To
	December 31,		Total		Net Price	Material
	2008	2007	Change	Volume	(a)	Costs (b)	Currency	Other (c)
Fine Paper (d)	$34.0	$46.6	$(12.6)	$(4.1)	$(0.7)	$(12.2)	$—	$4.4
Technical Products (e)	(42.3)	24.7	(67.0)	(7.3)	8.1	(13.7)	1.9	(56.0)
Unallocated corporate costs (f)	(11.0)	(17.4)	6.4	—	—	—	—	6.4
Consolidated	$(19.3)	$53.9	$(73.2)	$(11.4)	$7.4	$(25.9)	$1.9	$(45.2)

(a)          Includes price changes, net of changes in product mix.

(b)         Includes price changes for raw materials and energy.

(c)          Includes other manufacturing costs, distribution, selling, general and administrative expenses and gains and losses on asset sales.

(d)         For the year ended December 31, 2008, results for the Fine Paper segment include gains of $6.3 million from the sale of certain Fox River assets.  For the year ended December 31, 2007, results for Fine Paper segment includes costs of approximately $5.2 million related to the integration of the Fox River acquisition.

(e)          For the year ended December 31, 2008, results for the Technical Products segment include a non-cash pre-tax goodwill and other intangible asset impairment charge of $54.5 million.

(f)            For the year ended December 31, 2008, unallocated corporate costs include a gain of $4.3 million for a settlement of certain benefits earned by Terrace Bay retirees.  For the year ended December 31, 2007, unallocated corporate costs include a loss of approximately $5.2 million related to the settlement of Terrace Bay retiree litigation.

For the year ended December 31, 2008, we incurred a consolidated operating loss of $19.3 million primarily due to a non-cash pre-tax goodwill and other intangible asset impairment charge of $54.5 million.  In addition, consolidated operating results for the year ended December 31, 2008 included gains of approximately $6.3 million from the sale of certain Fox River assets and $4.3 million the settlement of certain Terrace Bay postretirement benefits.  Operating results for the year ended December 31, 2007 include approximately $5.2 million for costs related to the integration of the Fox River acquisition and  $5.2 related to the settlement of Terrace Bay retiree litigation. Excluding these items, consolidated operating income as adjusted for the year ended December 31, 2008 decreased $39.7 million compared to 2007 primarily due to increased manufacturing input costs that exceeded selling price increases in both businesses, lower volumes and a less favorable mix of products in our fine paper business.  These unfavorable factors more than offset benefits related to improved manufacturing operations and lower administrative costs.

•                  Operating income for our fine paper business of $34.0 million decreased $12.6 million primarily due to higher manufacturing input costs, principally for hardwood pulp and energy, a less favorable product mix due to the dilutive effect of selling relatively lower priced grades acquired in the Fox River acquisition and lower volumes. These unfavorable factors were only partially offset by gains on asset sales of approximately $6.3 million, higher selling prices, improved manufacturing efficiencies and incremental volume related to the acquisition of Fox River.

•                  Our technical products business incurred an operating loss of $42.3 million for the current year due to a non-cash pre-tax goodwill and other intangible asset impairment charge of $54.5 million.   Excluding the asset impairment charge in 2008, operating income for our technical products business of $12.2 million decreased $12.5 million from the prior year primarily due to higher manufacturing input costs and lower volume.  The increase in manufacturing costs primarily reflected higher input prices for energy, pulp and latex and increased costs in Germany following the start-up of new and rebuilt assets.  These unfavorable factors were partially offset by improved pricing and mix, improved manufacturing operations and the favorable translation impact from a stronger Euro relative to the U.S. dollar.

•                  Unallocated corporate expenses decreased $6.4 million primarily due to the favorable settlement of certain employee benefit liabilities that we retained following the sale of our Terrace Bay pulp mill and due to decreased spending for other corporate expenses

Additional Statement of Operations Commentary:

•                  For the years ended December 31, 2009, 2008 and 2007, we incurred $23.4 million, $25.0 million and $25.5 million, respectively, of interest expense.  The decrease in interest expense for 2009 as compared to 2008 was due to lower average borrowings and lower average interest rates.  In addition, during the fourth quarter of 2009, we recognized additional interest expense of approximately $1.4 million for costs incurred in conjunction with amending and restating our bank credit agreement and to write-off deferred financing costs associated with our previous bank credit agreement.  The decrease in net interest expense in 2008 versus 2007 was primarily due to lower average interest rates, partially offset by higher average borrowings.

•                  In general, our effective tax rate differs from the U.S. statutory tax rate of 35 percent primarily due to the benefits of our corporate tax structure and the proportion of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate.  For the year ended December 31, 2009, we recorded an income tax benefit related to continuing operations of $5.0 million which resulted in an effective income tax (benefit) rate of approximately (74) percent.  For the year ended December 31, 2008, we recorded an income tax provision related to continuing operations of $3.0 million which resulted in an effective income tax rate of approximately 7 percent.  Our effective tax rate for the year ended December 31, 2008 was also significantly affected by the non tax deductible nature of the goodwill impairment charge and an increase in the limitation on available tax benefits acquired in the Fox River acquisition.  Excluding such items, our effective income tax rate for the year ended December 31, 2008 was approximately 36 percent.

•                  For the year ended December 31, 2007, our effective tax rate was approximately 13 percent.  Our effective tax rate for the year ended December 31, 2007 was significantly affected by a reduction in German statutory income tax rates effective as of January 1, 2008. Application of the new rates to our existing deferred tax assets and liabilities reduced our net deferred tax liabilities at December 31, 2007. The reduction in our net deferred tax liabilities due to the benefit of the tax rate change resulted in an income tax benefit of $8.8 million for the year ended December 31, 2007 in accordance with ASC Topic 740. Excluding the impact of the German tax law amendment on our deferred tax liabilities and other tax adjustments, our effective tax rate for the year ended December 31, 2007 was approximately 17 percent..  See “Executive Summary—Income Taxes.” See Note 6 “Income Taxes” of Notes to Consolidated Financial Statements for a reconciliation of our annual effective tax rates.

Liquidity and Capital Resources

	Year Ended December 31,
	2009	2008	2007

Net cash flow provided by (used in):
Operating activities	$64.9	$13.1	$69.5

Investing activities
Capital expenditures	(8.4)	(30.0)	(58.3)
Other investing activities	0.1	(0.4)	(55.1)
Total	(8.3)	(30.4)	(113.4)

Financing activities	(54.2)	18.2	43.8

Operating Cash Flow Commentary

•                  Cash provided by operating activities of $64.9 million for the year ended December 31, 2009 was $51.8 million favorable to cash provided by operating activities of $13.1 million in the prior year. The favorable comparison to the prior year was due to cash provided by decreased investments in working capital of $27.4 million, including the receipt of a refund of U.S. income taxes.  For the year ended December 31, 2008, cash used for increased investments in working capital was $21.1 million.

•                  For the year ended December 31, 2009, we received approximately $10.9 million in refunds of U.S. income taxes.  As of December 31, 2009, we had approximately $65.3 million of U.S. Federal and $75.4 million of U.S. State NOLs that may be carried forward to offset future taxable income through 2029.

•                  Cash provided by operating activities of $13.1 million for the year ended December 31, 2008 was $56.4 million lower than cash provided by operating activities in the prior year. The unfavorable comparison to the prior year was primarily due to an increase in cash used by operating activities of our discontinued pulp operations of approximately $33.4 million, lower earnings (excluding the effects of non-cash items) and increased investments in working capital in 2008.

Investing Commentary:

•                  For the year ended December 31, 2009, cash used in investing activities was $8.3 million, a decrease of $22.1 million versus the prior year due to a reduction of $21.6 million in capital spending.

•                  For the year ended December 31, 2008, cash used in investing activities includes payments by Neenah Canada of approximately $10.3 million to Northern Pulp in connection with the transfer of the Pictou Mill. In addition, we paid approximately $3.3 million in transaction costs.  Such payments were more than offset by proceeds of $13.8 million, primarily from the sale of certain Fox River assets.

•                  We have aggregate planned capital expenditures for 2010 of approximately $15 million.  We believe that the level of our capital spending for 2010 is consistent with current economic conditions and will allow us to maintain the efficiency and cost effectiveness of our manufacturing assets.

•                  For the year ended December 31, 2008, cash used in investing activities was $30.4 million, a decrease of $83.0 million versus the prior year.  The decrease in cash used was primarily due to spending of $54.7 million for the acquisition of Fox River in 2007.  Capital spending for the year ended December 31, 2008 was $30.0 million compared to spending of $58.3 million in the 2007.  The reduction in capital spending is primarily due to expenditures in 2007 for major projects to increase capacity and improve efficiency at Neenah Germany and for capital spending related to our enterprise resource planning system.

Financing Commentary:

In November 2009, we renewed and modified our bank credit agreement by entering into an amended and restated credit agreement (the “Restated Credit Agreement”).  The Restated Credit Agreement consists of a $100 million senior secured revolving credit facility (the “New Revolver”) and a $40 million senior secured term loan (the “New Term Loan”).  The Restated Credit Agreement matures in November 2013.  Under certain conditions, the Company has the ability to increase the size of the New Revolver by up to $50 million.  The total amount outstanding under the Restated Credit Agreement cannot exceed $150 million.

Our liquidity requirements are provided by cash generated from operations, short- and long-term borrowings and proceeds from asset sales. Availability under the New Revolver varies over time depending on the value of our inventory, receivables and various capital assets. As of December 31, 2009, we had $27.9 million outstanding under the New Revolver, outstanding letters of credit of $1.0 million and $60.6 million of available credit. In addition, we have €6.0 million ($8.6 million, based on exchange rates at December 31, 2009) of available credit under a secured €15 million revolving line of credit at Neenah Germany (the “German Line of Credit”).

•                  For the year ended December 31, 2009, net repayments on our New Revolver and the German Line of Credit were $73.2 million and $4.1 million, respectively. We repaid $7.2 million on a previous term loan, including amounts repaid with proceeds from the New Term Loan. In addition, we repaid $1.8 million on a €10 million construction financing agreement (the “German Loan Agreement”).

•                  We paid aggregate annual cash dividends of $0.40 per share or approximately $5.9 million, $6.0 million and $6.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

•                  For the year ended December 31, 2009, cash and cash equivalents increased $2.3 million.

•                  For the year ended December 31, 2008, we paid approximately $9.4 million to purchase shares of common stock in connection with a reverse/forward split of issued and outstanding shares of common stock.

•                  Our required debt payments through December 31, 2010 are $55.6 million.  Such payments include $40 million to prepay the New Term Loan with proceeds from the sale of the Woodlands, required amortization payments on the German Loan Agreement of approximately $1.8 million and $12.9 million on our German Line of Credit which we expect to renew in November 2010.

•                  On March 1, 2010, we announced that Neenah Canada had signed a definitive agreement to sell the Woodlands for C$82.5 million ($78.6 million). Proceeds from the sale will be used to repay the $40 million New Term Loan in full and reduce the balance of revolving loans outstanding under our Restated Credit Agreement to zero. In addition, approximately $3.1 million in contract termination payments related to the closure of the Ripon Mill will become due and payable upon the sale of the Woodlands.  Our ability to use proceeds in excess of amounts outstanding under the Restated Credit Agreement is restricted to “permitted uses” as defined in the indenture for the Senior Notes. The transaction is not expected to generate a cash tax liability because the tax basis for the Woodlands is approximately equal to the sale price. Fees and other costs associated with the transaction are minimal.

Management believes that our ability to generate cash from operations and our borrowing capacity are adequate to fund working capital, capital spending and other cash needs for the next 12 months. Our ability to generate adequate cash from operations beyond 2010 will depend on, among other things, our ability to successfully implement our business strategies, control costs in line with market conditions and manage the impact of changes in input prices and currencies. We can give no assurance we will be able to successfully implement these items.

Contractual Obligations

The following table presents the total contractual obligations for which cash flows are fixed or determinable as of December 31, 2009:

						Beyond
(In millions)	2010	2011	2012	2013	2014	2014	Total
Minimum purchase commitments (a)	$4.4	$0.4	$0.4	$0.4	$0.4	$1.8	$7.8
Long-term debt payments	55.6	1.8	1.7	29.7	226.8	3.6	319.2
Interest payments on long-term debt (b)	19.6	18.1	18.2	18.0	16.1	0.1	90.1
Other post-employment benefit obligations (c)	2.5	1.7	2.0	2.4	2.7	18.5	29.8
Operating leases	3.0	2.6	2.0	0.8	0.5	1.2	10.1
Open purchase orders (d)	59.2	—	—	—	—	—	59.2
Contributions to pension trusts	11.4	3.4	3.3	3.3	3.3	—	24.7
Liability for uncertain tax positions	9.5	—	—	—	—	—	9.5
Total contractual obligations	$165.2	$28.0	$27.6	$54.6	$249.8	$25.2	$550.4

(a)          The minimum purchase commitments in 2010 are primarily for natural gas contracts. Although we are primarily liable for payments on the above operating leases and minimum purchase commitments, based on historical operating performance and forecasted future cash flows, we believe our exposure to losses, if any, under these arrangements is not material.

(b)         Interest payments on long-term debt includes interest on variable rate debt at December 31, 2009 weighted average interest rates.

(c)          The above table includes future payments that we will make for postretirement benefits other than pensions. Those amounts are estimated using actuarial assumptions, including expected future service, to project the future obligations.

(d)         The open purchase orders displayed in the table represent amounts we anticipate will become payable within the next 12 months for goods and services that we have negotiated for delivery.

Adoption of New Accounting Pronouncements

On July 1, 2009, we adopted Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS No. 168”).  SFAS No. 168 established the ASC as the source of authoritative U.S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 supersedes all existing non-SEC accounting and reporting standards.  All non-SEC accounting literature not included in the ASC is non authoritative. The Company’s adoption of SFAS No. 168 did not have an effect on its financial position, results of operation or cash flows.

As of January 1, 2009, we adopted the enhanced required annual disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan  in ASC Topic 715. Such enhanced disclosures include, but are not limited to, investment allocation decisions, the inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets.  See Note 8 “Pension and Other Postretirement Benefits—Plan Assets” of Notes to Consolidated Financial Statements.

On December 15, 2009, we adopted the disclosure requirements of Accounting Standards Update No. 2009-12 which amends ASC sub-topic 820-10, Fair Value Measurements and Disclosures (“ASU No. 2009-12”). ASU No. 2009-12 permits a reporting entity, as a practical expedient, to estimate the fair value of an investment using the net asset value per share (or its equivalent) of the investment, if the net asset value per share of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of ASC Topic 946, Financial Services—Investment Companies as of the reporting entity’s measurement date.  The adoption of ASU No. 2009-12 did not have an effect on our results of operations, financial position or cash flows.

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

The following summary provides further information about the critical accounting policies and should be read in conjunction with the notes to the Consolidated Financial Statements. We believe that the consistent application of our policies provides readers of our financial statements with useful and reliable information about our operating results and financial condition.

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

Inventories

We value U.S. inventories at the lower of cost, using the Last-In, First-Out (“LIFO”) method for financial reporting purposes, or market. German inventories are valued at the lower of cost, using a weighted-average cost method, or market. The First-In, First-Out value of U.S. inventories valued on the LIFO method was $58.2 million and $66.5 million at December 31, 2009 and 2008, respectively and exceeded such LIFO value by $8.7 million and $8.2 million, respectively.  Cost includes labor, materials and production overhead.

Income Taxes

As of December 31, 2009, we have recorded aggregate deferred income tax assets of $100.6 million related to temporary differences, and have established a valuation allowance against these deferred income tax assets of $1.5 million. As of December 31, 2008, our aggregate deferred income tax assets were $100.7 million. In determining the need for valuation allowances, we consider many factors, including specific taxing jurisdictions, sources of taxable income, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance would be recognized if, based on the weight of available evidence, we conclude that it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

As of December 31, 2009 and 2008, our liability for uncertain income taxes positions was $9.5 million and $12.9 million, respectively.  In evaluating and estimating tax positions and tax benefits, we consider many factors which may result in periodic adjustments and which may not accurately anticipate actual outcomes.

Pension Benefits

Substantially all active employees of our U.S. paper operations participate in defined benefit pension plans and/or defined contribution retirement plans. In July 2007, the Financial Services Commission of Ontario approved our request to settle our pension obligations for active employees and terminate the Ontario, Canada defined benefit pension plan (the “Ontario Plan”). In December 2007, the Ontario Plan was terminated and all outstanding pension obligations were settled through the purchase of annuity contracts or lump-sum payments pursuant to participant elections. In conjunction with the sale of the Pictou Mill, Northern Pulp assumed responsibility for the Nova Scotia, Canada defined benefit pension plan (the “Nova Scotia Plan”) and other postretirement benefit obligations for active and retired employees of the mill. The Company accounted for the transfer of these liabilities as a settlement of postretirement benefit obligations pursuant to ASC Topic 715. Substantially all of Neenah Germany’s employees participate in defined benefit plans designed to provide a monthly pension benefit upon retirement. There is no legal or governmental obligation to fund Neenah Germany’s benefit plans and as such the plans are currently unfunded.

Our funding policy for qualified defined benefit plans is to contribute assets to fully fund the accumulated benefit obligation, as required by the Pension Protection Act of 2006. Subject to regulatory and tax deductibility limits, any funding shortfall is to be eliminated over a reasonable number of years. Nonqualified plans providing pension benefits in excess of limitations imposed by the taxing authorities are not funded.

Consolidated pension expense for defined benefit pension plans was $9.2 million, $7.8 million and $49.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Pension expense for the year ended December 31, 2008, excludes a non-cash, pre-tax settlement loss of $53.7 million due to the reclassification of deferred pension and other postretirement benefit adjustments related to the transfer of the Nova Scotia Plan to Northern Pulp from accumulated other comprehensive income to loss from discontinued operations in the consolidated statement of operations.  Pension expense for the year ended December 31, 2007, includes $38.7 million for losses related to the settlement of pension obligations for active employees in the Ontario Plan. In addition, we recognized a reduction in pension expense of $1.2 million related to an amendment to the Fox River defined benefit pension plan to freeze the vested pension benefit for salaried employees born after December 31, 1957. Pension expense is calculated based upon a number of actuarial assumptions applied to each of the defined benefit plans.

The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense was 7.92 percent, 8.02 percent and 7.90 percent for the years ended December 31, 2009, 2008 and 2007, respectively. The expected long-term rate of return on pension fund assets held by our pension trusts was determined based on several factors, including input from pension investment consultants and projected long-term returns of broad equity and bond indices. We also considered the plans’ historical 10-year and 15-year compounded annual returns. We anticipate that, on average, actively managed U.S. pension plan assets will generate annual long-term rates of return of at least 8 percent. Our expected long-term rate of return on the assets in the plans is based on an asset allocation assumption of about 60 percent with equity managers, with expected long-term rates of return of approximately 10 percent, and 40 percent with fixed income managers, with an expected long-term rate of return of about 6 percent. The actual asset allocation is regularly reviewed and periodically rebalanced to the targeted allocation when considered appropriate. We evaluate our investment strategy and long-term rate of return on pension asset assumptions at least annually.

Pension expense is estimated based on the fair value of assets rather than a market-related value that averages gains and losses over a period of years. Investment gains or losses represent the difference between the expected return calculated using the fair value of the assets and the actual return based on the fair value of assets. The variance between the actual and the expected gains and losses on pension assets is recognized in pension expense more rapidly than it would be if a market-related value for plan assets was used. As of December 31, 2009, our pension plans had cumulative unrecognized investment losses and other actuarial losses of approximately $28.9 million. These unrecognized net losses may increase our future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate our pension obligations or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the “corridor” determined under ASC Topic 715.

The discount (or settlement) rate that is utilized for determining the present value of future pension obligations in the U.S. is generally based on the yield for a theoretical basket of AA-rated corporate bonds currently available in the market place, whose duration matches the timing of expected pension benefit payments. The discount (or settlement) rate that is utilized for determining the present value of future pension obligations in Germany is generally based on the IBOXX index of AA-rated corporate bonds adjusted to match the timing of expected pension benefit payments.  The weighted average discount rate utilized to determine the present value of future pension obligations at December 31, 2009 and 2008 was 6.17 percent and 6.80 percent, respectively.

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

The fair value of the assets in our defined benefit plans at December 31, 2009 of approximately $168 million increased approximately $25 million from the fair value of about $143 million at December 31, 2008, as investment gains and employer contributions exceeded benefit payments.  At December 31, 2009, the projected benefit obligations of our defined benefit plans exceeded the fair value of plan assets by approximately $66 million which was approximately $5 million smaller than the $71 million deficit at December 31, 2008. The accumulated benefit obligation exceeded the fair value of plan assets by approximately $51.3 million and $52.8 million at December 31, 2009 and 2008, respectively. Contributions to pension trusts for the year ended December 31, 2009 were $10.2 million compared with $7.5 million for the year ended December 31, 2008. In addition, we made direct benefit payments for unfunded supplemental retirement benefits of approximately $2.3 million and $2.5 million for the years ended December 31, 2009 and 2008, respectively.

Impairment of Long-Lived Assets

Property, Plant and Equipment

Property, plant and equipment are tested for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment (“ASC Topic 360”), whenever events or changes in circumstances indicate that the carrying amounts of such —long-lived assets may not be recoverable from future net pre-tax cash flows. Impairment testing requires significant management judgment including estimating the future success of product lines, future sales volumes, growth rates for selling prices and costs, alternative uses for the assets and estimated proceeds from disposal of the assets. Impairment testing is conducted at the lowest level where cash flows can be measured and are independent of cash flows of other assets. An asset impairment would be indicated if the sum of the expected future net pre-tax cash flows from the use of the asset (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss would be measured based on the difference between the fair value of the asset and its carrying amount. We determine fair value based on an expected present value technique using multiple cash flow scenarios that reflect a range of possible outcomes and a risk free rate of interest are used to estimate fair value.

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

Goodwill and Other Intangible Assets with Indefinite Lives

Goodwill arising from a business combination is recorded as the excess of purchase price and related costs over the fair value of identifiable assets acquired and liabilities assumed in accordance with ASC Topic 805, Business Combinations.  All of our goodwill was acquired in conjunction with the acquisition of Neenah Germany in October 2006.

Under ASC Topic 350, Intangibles — Goodwill and Other (“ASC Topic 350”), goodwill is subject to impairment testing at least annually. A fair-value-based test is applied at the reporting unit level, which is generally one level below the segment level. The test compares the fair value of an entity’s reporting units to the carrying value of those reporting units. This test requires various judgments and estimates. We estimate the fair value of the reporting unit using a market approach in combination with a probability-weighted discounted operating cash flow approach for a number of scenarios representing differing operating and economic assumptions. We record an adjustment to goodwill for any goodwill that is determined to be impaired.

Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized assets and liabilities of the reporting unit. We test goodwill for impairment at least annually on November 30 in conjunction with preparation of our annual business plan, or more frequently if events or circumstances indicate it might be impaired.

Certain trade names are estimated to have indefinite useful lives and as such are not amortized.  Intangible assets with indefinite lives are annually reviewed for impairment in accordance with ASC Topic 350.

Other Intangible Assets with Finite Lives

Acquired intangible assets with finite useful lives are amortized on a straight-line basis over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC Topic 360. Intangible assets consist primarily of customer relationships, trade names and acquired intellectual property. Such intangible assets are amortized using the straight-line method over estimated useful lives of between 10 and 15 years.

Impairment of Goodwill and Other Intangible Assets

Our annual test of goodwill for impairment at November 30, 2009, indicated that the carrying amount of goodwill assigned to Neenah Germany was considered recoverable.  Significant assumptions used in developing the discounted operating cash flow approach were revenue growth rates and pricing, costs for manufacturing inputs, levels of capital investment and estimated cost of capital for high, medium and low growth environments.

Our annual test of goodwill for impairment at November 30, 2008, indicated that the carrying value of Neenah Germany exceeded its estimated fair value.  For the year ended December 31, 2008, we recognized a non-cash pre-tax loss of $52.7 million (we did not recognize a tax benefit related to the non tax deductible loss) for the excess of the carrying value of goodwill assigned to Neenah Germany over the estimated fair value of goodwill.  The impairment loss was primarily due to a substantial increase in the estimated cost of capital we used to calculate the present value of Neenah Germany’s estimated future cash flows which resulted in a substantially lower estimated fair value. The higher estimated cost of capital reflected market/financial conditions at the time the annual impairment test was performed which indicated higher risk premiums for debt and equity.

As of December 31, 2009, a one percentage point increase in the estimate for our cost of capital used in the impairment test would result in an approximately $25 million change in the estimated fair value of the Neenah Germany and a corresponding reduction in the implied value of goodwill but would not result in an impairment of goodwill.

Our annual test of other intangible assets for impairment at November 30, 2009, indicated that the carrying amount of such assets was recoverable.  During our annual test of other intangible assets for impairment, we determined that certain trade names and customer based intangible assets were also impaired at December 31, 2008.  For the year ended December 31, 2008, we recognized a non-cash pre-tax charge of approximately $1.8 million for the impairment of such assets.

Stock-Based Compensation

We account for stock-based compensation in accordance with the fair value recognition provisions of ASC Topic 718, Compensation—Stock Compensation (“ASC Topic 718”). The amount of stock-based compensation cost recognized is based on the fair value of grants that are ultimately expected to vest and is recognized pro-rata over the requisite service period for the entire award.  ASC Topic 718 also requires the reporting of excess tax benefits related to the exercise or vesting of stock-based awards as cash provided by financing activities.

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

Foreign Currency Risk

Our reported operating results are affected by changes in the exchange rates of the Euro relative to the U.S. dollar. For the year ended December 31, 2009, a hypothetical 10 percent decrease in the exchange rates of the Euro relative to the U.S dollar would have decreased our income before income taxes by approximately $0.7 million.  We do not hedge our exposure to such exchange risk on reported operating results.

Currency transactional exposures are sensitive to changes in the exchange rate of the U.S. dollar against the Euro. We performed a sensitivity test to quantify the effects that possible changes in the exchange rate of the U.S. dollar would have on pre-tax comprehensive income based on the transactional exposure at December 31, 2009. The effect is calculated by multiplying our net monetary asset or liability position by a 10 percent change in the exchange rate of the Euro versus the U.S. dollar. The results of this sensitivity test are as follows.  As of December 31, 2009, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the Euro involving balance sheet transactional exposures would have resulted in net pre-tax losses of approximately $11 million.

Finally, the translation of the balance sheets of our German operations from Euros into U.S. dollars also is sensitive to changes in the exchange rate of the U.S. dollar against the Euro. Consequently, we performed a sensitivity test to determine if changes in the exchange rate would have a significant effect on the translation of the balance sheets of our German operations into U.S. dollars. These translation gains or losses are recorded as unrealized translation adjustments (“UTA”, a component of comprehensive income) within stockholders’ equity. The hypothetical change in UTA is calculated by multiplying the net assets of our German operations by a 10 percent change in the U.S.$/Euro exchange rates. As of December 31, 2009, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the Euro would have decreased our stockholders’ equity by approximately $27 million. The hypothetical decrease in UTA is based on the difference between the December 31, 2009 exchange rate and the assumed exchange rate.

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

Based on 2009 pulp purchases, a 10 percent increase in the average market price for pulp (approximately $65 per ton) would have increased our annual costs for pulp purchases by approximately $15 million.

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

While we believe that alternative sources of critical supplies would be available, an interruption in supply of either single source specialty grade latex or specialty softwood pulp to our technical products business could disrupt and eventually cause a shutdown of production of certain technical products.

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

Interest Rate Risk

We are exposed to interest rate risk on our fixed rate debt and our variable rate bank debt.  At December 31, 2009, we had $238.4 million of fixed rate debt outstanding and $80.8 million of variable rate borrowings outstanding. We are exposed to fluctuations in the fair value of our fixed rate long-term debt resulting from changes in market interest rates, but not to fluctuations in our earnings or cash flows. At December 31, 2009, the fair market value of our fixed rate debt was $221.5 million based upon the quoted market price of the Senior Notes or rates currently available to us for debt of the same remaining maturities. A 100 basis point increase in interest rates would increase our annual interest expense on outstanding variable rate borrowings by approximately $0.6 million.

We could in the future, reduce our exposure to interest rate fluctuations on our variable rate debt by entering into interest rate hedging arrangements, although those arrangements could result in us incurring higher costs than we would incur without the arrangements.

Environmental Regulation/Climate Change Legislation

Our manufacturing operations are subject to extensive regulation primarily by U.S., Germany and other international authorities. We have made significant capital expenditures to comply with environmental laws, rules and regulations. Due to changes in environmental laws and regulations, including potential future legislation to limit GHG emissions, the application of such regulations and changes in environmental control technology, we are not able to predict with certainty the amount of future capital spending to be incurred for environmental purposes. Taking these uncertainties into account, we have planned capital expenditures for environmental projects during the period 2010 through 2012 of approximately $1 million to $2 million annually.

We believe these risks can be managed and will not have a material adverse effect on our business or our consolidated financial position, results of operations or cash flows.

Item 8.                Financial Statements and Supplementary Data

The information required in Item 8 is contained in and incorporated herein by reference from pages F-1 through F-52 of this Annual Report on Form 10-K.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s businesses.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based upon its assessment, management believes that as of December 31, 2009, the Company’s internal controls over financial reporting were effective.

A material weakness is a significant control deficiency, or a combination of significant control deficiencies, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Controls Over Income Tax Accounting: As discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, as of December 31, 2008 and 2007 the Company did not maintain effective controls over the determination and reporting of the provision for income taxes and related income tax balances. At December 31, 2008, there were certain auditor identified misstatements in our December 31, 2008 deferred tax balances.  These misstatements were the result of a failure in the operating effectiveness of our underlying control activities related to the preparation and review of the provision for income taxes and related income tax balances.

Remediation and Changes in Internal Controls

During 2009, the following remedial actions were implemented to address our material weakness:

•                  we improved communications between a major public accounting firm engaged to prepare and analyze our income tax provision and our management personnel responsible for reviewing and approving our income tax provision;

•                  the major public accounting firm is utilizing additional quality control procedures and resources in the preparation and analysis of our income tax provision and income tax accounts;

•                  we reviewed prior year tax returns to determine if additional accruals were required for uncertain tax positions;

•                  we expanded the number of management personnel utilized to test and review the tax strategies and assumptions supporting our income tax provision and income tax accounts; and

•                  The Audit Committee of our Board of Directors is meeting regularly with management personnel to monitor the progress of our remediation efforts.

As a result of the implementation of these processes, management believes that the consolidated financial statements are fairly stated in all material respects as of and for the year ended December 31, 2009.  Management has concluded that the design and operation of our internal controls over financial reporting as it relates to accounting for income taxes were effective at December 31, 2009 and that the material weakness in accounting for income taxes has been remediated.

The effectiveness of internal control over financial reporting as of December 31, 2009, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Deloitte & Touche’s attestation report on the Company’s internal control over financial reporting is included herein. See “Item 15 — Exhibits and Financial Statement Schedules.”

Neenah Paper, Inc

March 10, 2010

Changes in Internal Control Over Financial Reporting

Changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting have been described in Remediation and Changes in Internal Controls above.

Item 9B.             Other Information

None.

PART III

Item 10.              Directors and Executive Officers of the Registrant

Information relating to nominees for director of Neenah and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the captions “Election of Directors,” “Meetings and Committees of the Board of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2010. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2009. Information relating to the executive officers of Neenah, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, is set forth at Part I, Item 4A of this report under the caption “Executive Officers of the Registrant.” Such information is incorporated herein by reference.

Code of Ethics

The Neenah Paper, Inc. Code of Business Conduct and Ethics, applies to all directors, officers and employees of Neenah. The Code of Business Conduct and Ethics meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer, Chief Financial Officer (our principal financial officer) and Vice President — Controller (our principal accounting officer), as well as all other employees, as indicated above. The Code of Business Conduct and Ethics also meets the requirements of a code of conduct under New York Stock Exchange listing standards. The Code of Business Conduct and Ethics is posted on our web site at www.neenah.com under the links “Investor Relations—Corporate Governance— Code of Ethics” and print copies are available upon request without charge. You can request print copies by contacting our General Counsel in writing at Neenah Paper, Inc., 3460 Preston Ridge Road, Suite 600, Alpharetta, Georgia 30005 or by telephone at 678-566-6500. The Company intends to disclose any amendments to the Code of Business Conduct and Ethics, as well as any waivers for executive officers or directors, on our web site at www.neenah.com.

Item 11.              Executive Compensation

Information required by this Item 11 relating to executive compensation and other matters is set forth under the captions “Compensation, Discussion and Analysis,” “Additional Executive Compensation,” “Director Compensation,” and “Compensation Committee Report” in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

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

PART IV

Item 15.              Exhibits and Financial Statement Schedule

(a)   Documents filed as part of this report:

1.       Consolidated Financial Statements

The following reports and financial statements are filed herewith on the pages indicated:

2.       Financial Statement schedule

The following schedule is filed herewith:

Schedule II—Valuation and Qualifying Accounts	F-52

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

4.1

Indenture dated as of November 30, 2004 between Neenah Paper, Inc., the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, including Form of 73/8 Senior Note due 2014 (filed as Exhibit 10.8 to the Neenah Paper, Inc. Current Report on Form 8-K filed November 30, 2004 and incorporated herein by reference).

4.2

Rights Agreement between Neenah Paper, Inc. and EquiServe Trust Company, N.A., as Rights Agent (filed as Exhibit 4.1 to the Neenah Paper, Inc. Current Report on Form 8-K filed November 19, 2004 and incorporated herein by reference.

4.3	Form of Subsidiary Guarantee (included as Exhibit E to Exhibit 4.1).

4.4	Form of 73/8% Exchange Senior Notes (filed as Exhibit 4.5 to the Neenah Paper, Inc. Registration Statement on Form S-4 filed May 23, 2005 and incorporated herein by reference).

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

10.33

Consent and Guarantee Agreement Concerning Amended and Restated Pulp Supply Agreement, dated as of June 19, 2008, by and between Neenah Paper, Inc. and Kimberly-Clark Global Sales, LLC (filed as Exhibit 10.7 to the Neenah Paper, Inc. Quarterly Report on Form 10-Q for the three months ended June 30, 2009, filed August 11, 2008 and incorporated herein by reference).

10.34

Amended and Restated Credit Agreement dated as of November 5, 2009 by and among by and among Neenah Paper, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders, (filed herewith).

11	Statement Regarding Computation of Earnings per Share (filed herewith)

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges (filed herewith)

21	List of Subsidiaries of Neenah Paper, Inc. (filed herewith).

23	Consent of Deloitte & Touche LLP (filed herewith)

24	Power of Attorney (filed herewith)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).

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

NEENAH PAPER, INC.

By:	/s/ SEAN T. ERWIN
	Name:	Sean T. Erwin
	Title:	Chairman of the Board, President and Chief Executive Officer (in his capacity as a duly authorized officer of the Registrant and in his capacity as Chief Executive Officer)
	Date:	March 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	/s/ SEAN T. ERWIN	Chairman of the Board, President and
	Sean T. Erwin	Chief Executive Officer	March 10, 2010

	/s/ BONNIE C. LIND	Senior Vice President, Chief Financial
	Bonnie C. Lind	Officer and Treasurer (Principal Financial Officer)	March 10, 2010

	/s/ LARRY N. BROWNLEE	Vice President — Controller (Principal
	Larry N. Brownlee	Accounting Officer)	March 10, 2010

	/s/ EDWARD GRZEDZINSKI*	Director	March 10, 2010
Edward Grzedzinski

	/s/ MARY ANN LEEPER*	Director	March 10, 2010
Mary Ann Leeper

	/s/ TIMOTHY S. LUCAS	Director	March 10, 2010
Timothy S. Lucas

	/s/ JOHN F. MCGOVERN*	Director	March 10, 2010
John F. McGovern

	/s/ PHILIP C. MOORE*	Director	March 10, 2010
Philip C. Moore

	/s/ STEPHEN M. WOOD	Director	March 10, 2010
Stephen M. Wood

*By:	/s/ STEVEN S. HEINRICHS
Steven S. Heinrichs
Senior Vice President, General
Counsel and Secretary
Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
Neenah Paper, Inc.
Alpharetta, Georgia

We have audited the internal control over financial reporting of Neenah Paper, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control over financial reporting based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated March 10, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

March 10, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Neenah Paper, Inc.
Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of Neenah Paper, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Neenah Paper, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 10, 2010

NEENAH PAPER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

	Year Ended December 31,
	2009	2008	2007
Net sales	$573.9	$732.3	$767.0
Cost of products sold	472.3	633.2	635.5
Gross profit	101.6	99.1	131.5
Selling, general and administrative expenses	69.1	75.2	79.3
Other income - net	(1.0)	(11.3)	(1.7)
Restructuring costs	17.1	—	—
Goodwill and other intangible asset impairment charge	—	54.5	—
Operating income (loss)	16.4	(19.3)	53.9
Interest expense	23.4	25.0	25.5
Interest income	(0.2)	—	(0.1)
Income (loss) from continuing operations before income taxes	(6.8)	(44.3)	28.5
Provision (benefit) for income taxes	(5.0)	3.0	(3.7)
Income (loss) from continuing operations	(1.8)	(47.3)	32.2
Income (loss) from discontinued operations, net of taxes (Note 5)	0.6	(111.2)	(22.0)
Net income (loss)	$(1.2)	$(158.5)	$10.2

Earnings (Loss) Per Common Share
Basic
Continuing operations	$(0.12)	$(3.24)	$2.15
Discontinued operations	0.04	(7.59)	(1.48)
	$(0.08)	$(10.83)	$0.67
Diluted
Continuing operations	$(0.12)	$(3.24)	$2.11
Discontinued operations	0.04	(7.59)	(1.46)
	$(0.08)	$(10.83)	$0.65

Weighted Average Common Shares Outstanding (in thousands)
Basic	14,655	14,642	14,874
Diluted	14,655	14,642	15,141

See Notes to Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$5.6	$3.3
Accounts receivable, net	67.7	63.2
Inventories	70.7	88.6
Income taxes receivable	0.8	11.2
Deferred income taxes	61.7	65.4
Prepaid and other current assets	13.7	19.0
Assets held for sale (Note 3 and Note 5)	10.0	3.3
Total Current Assets	230.2	254.0
Property, Plant and Equipment — net	284.4	316.2
Deferred Income Taxes	37.4	35.3
Goodwill (Note 4)	44.9	43.8
Intangible assets — net (Note 4)	27.5	28.7
Other Assets	13.1	12.0
TOTAL ASSETS	$637.5	$690.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$55.6	$24.1
Accounts payable	30.0	35.3
Accrued expenses	48.6	50.3
Total Current Liabilities	134.2	109.7
Long-term Debt	263.6	340.5
Deferred Income Taxes	23.7	25.4
Noncurrent Employee Benefits and Other Obligations	108.3	111.3
TOTAL LIABILITIES	529.8	586.9
Commitments and Contingencies (Notes 11 and 12)
Stockholders’ Equity
Common stock, par value $0.01 — authorized: 100,000,000 shares; issued and outstanding: 15,085,709 shares and 15,054,852 shares	0.1	0.1
Treasury stock, at cost: 410,654 shares and 405,744 shares	(10.2)	(10.1)
Additional paid-in capital	243.4	238.7
Accumulated deficit	(217.1)	(210.0)
Accumulated other comprehensive income	91.5	84.4
Total Stockholders’ Equity	107.7	103.1
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$637.5	$690.0

See Notes to Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, shares in thousands)

						Accumulated
				Additional		Other
	Common Stock		Treasury	Paid-In	Accumulated	Comprehensive	Comprehensive
	Shares	Amount	Stock	Capital	Deficit	Income	Income/(Loss)

Balance, December 31, 2006	14,812	$0.1	$(0.1)	$224.7	$(49.7)	$9.9
Net income					10.2		$10.2
Other comprehensive income (loss)
Unrealized foreign currency translation						58.0	58.0
Minimum pension liability						30.7	30.7
Loss on cash flow hedges						(0.1)	(0.1)
Dividends declared					(6.0)		$98.8
Excess tax benefits from stock-based compensation				0.5
Stock options exercised	124			3.7
Restricted stock vesting (Note 10)	33		(0.3)
Stock-based compensation				6.4

Balance, December 31, 2007	14,969	0.1	(0.4)	235.3	(45.5)	98.5
Net income					(158.5)		$(158.5)
Other comprehensive income (loss)
Unrealized foreign currency translation						(30.1)	(30.1)
Adjustment to pension and other benefit liabilities						16.3	16.3
Loss on cash flow hedges						(0.3)	(0.3)
Dividends declared					(6.0)		$(172.6)
Excess tax provision from stock-based compensation				(0.6)
Share purchases			(9.4)
Restricted stock vesting (Note 10)	86		(0.3)
Stock-based compensation				4.0

Balance, December 31, 2008	15,055	0.1	(10.1)	238.7	(210.0)	84.4
Net loss					(1.2)		$(1.2)
Other comprehensive income (loss)
Unrealized foreign currency translation						4.1	4.1
Adjustment to pension and other benefit liabilities						3.0	3.0
Dividends declared					(5.9)		$5.9
Restricted stock vesting (Note 10)	31		(0.1)
Stock-based compensation				4.7

Balance, December 31, 2009	15,086	$0.1	$(10.2)	$243.4	$(217.1)	$91.5

See Notes to Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$(1.2)	$(158.5)	$10.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34.5	38.6	45.3
Stock-based compensation	4.7	4.0	6.4
Deferred income tax provision (benefit)	(9.4)	(56.1)	(32.7)
Goodwill and other intangible asset impairment charge (Note 4)	—	54.5	—
Asset impairment loss	—	91.2	—
Loss on disposal - transfer of the Pictou Mill	—	29.4	—
Amortization of deferred revenue - transfer of the Pictou Mill	—	(2.8)	—
Loss on disposal - transfer of the Pictou Mill post-employment benefit plans	—	53.7	—
Ripon Mill non-cash charges	6.3	—	—
Gain on curtailment of post employment benefit plan	—	(4.3)	—
Gain on sale of woodlands (Note 5)	—	—	(6.2)
(Gain) loss on other asset dispositions	0.2	(6.3)	(0.8)
Net cash provided by (used in) changes in operating working capital, net of effects of acquisitions (Note 15)	27.4	(21.1)	5.9
Pension and other post-employment benefits	2.4	(7.6)	4.1
Loss on curtailment and settlement of pension plan (Note 5)	—	—	38.7
Other	—	(1.6)	(1.4)
NET CASH PROVIDED BY OPERATING ACTIVITIES	64.9	13.1	69.5
INVESTING ACTIVITIES
Capital expenditures	(8.4)	(30.0)	(58.3)
Acquisition of Fox River, net of cash acquired	—	—	(54.7)
Payments in conjunction with the transfer of the Pictou Mill	—	(13.6)	—
Proceeds from asset sales	0.8	13.8	—
Other	(0.7)	(0.6)	(0.4)
NET CASH USED IN INVESTING ACTIVITIES	(8.3)	(30.4)	(113.4)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	45.5	53.7	77.0
Debt issuance costs	(2.9)	—	—
Repayments of long-term debt	(87.6)	(34.6)	(34.1)
Short-term borrowings	12.2	18.7	8.0
Repayments of short-term borrowings	(15.4)	(3.3)	(5.0)
Cash dividends paid	(5.9)	(6.0)	(6.0)
Shares purchases (Note 10)	—	(9.4)	—
Proceeds from exercise of stock options	—	—	3.7
Other	(0.1)	(0.9)	0.2
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(54.2)	18.2	43.8
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(0.1)	—	0.9
NET INCREASE IN CASH AND CASH EQUIVALENTS	2.3	0.9	0.8
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3.3	2.4	1.6
CASH AND CASH EQUIVALENTS, END OF YEAR	$5.6	$3.3	$2.4

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

In August 2006, Neenah Canada transferred the Terrace Bay, Ontario pulp mill and related woodlands operations (“Terrace Bay”) to certain affiliates of Buchanan Forest Products Ltd. (“Buchanan”). Buchanan acquired substantially all of the assets of Terrace Bay and assumed responsibility for substantially all of the liabilities related to its future operation.  The results of operations of Terrace Bay are reported as discontinued operations on the consolidated statements of operations for all years presented.  See Note 5, “Discontinued Operations — Transfer of the Terrace Bay Mill.”

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

In February 2008, the Company committed to a plan to sell its pulp mill in Pictou, Nova Scotia (the “Pictou Mill”) and approximately 475,000 acres of woodland assets in Nova Scotia (the “Woodlands”). In June 2008, the Company’s wholly owned subsidiary, Neenah Paper Company of Canada (“Neenah Canada”) sold the Pictou Mill to Northern Pulp Nova Scotia Corporation (“Northern Pulp”), a new operating company jointly owned by Atlas Holdings LLC (“Atlas”) and Blue Wolf Capital Management LLC (“Blue Wolf”).  Pursuant to the terms of the transaction, Northern Pulp assumed all of the assets and liabilities associated with the Pictou Mill, as well as existing customer contracts, supply agreements, labor agreements and pension obligations. The sale did not include the Woodlands.

Management believes it is probable that the sale of the Woodlands will be completed within 12 months.  As of December 31, 2009, the assets and liabilities of the Woodlands are reported as assets held for sale—discontinued operations on the consolidated balance sheet.  On March 1, 2010, the Company announced that Neenah Canada had signed a definitive agreement to sell the Woodlands to Northern Timber Nova Scotia Corporation, a new operating company jointly owned by Atlas and Blue Wolf, for C$82.5 million ($78.6 million). See Note 17, “Subsequent Event.” For the years ended December 31, 2009 and 2008, the results of operations of the Pictou Mill and the Woodlands and the loss on disposal of the Pictou Mill are reported as discontinued operations in the consolidated statements of operations.  For the year ended December 31, 2007, the consolidated results of operations have been restated to reflect the results of operations of the Pictou Mill and the Woodlands as discontinued operations.  See Note 5, “Discontinued Operations — Sale of the Pictou Mill and the Woodlands.”

Basis of Presentation

The consolidated financial statements include the financial statements of the Company and its wholly owned and majority owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Prior Year Adjustments

During the three months ended September 30, 2009, the Company identified and restated the accompanying December 31, 2008 consolidated balance sheet for the following errors: (i) a $7.3 million overstatement of Canadian deferred tax assets and unrealized foreign currency translation gains within stockholders’ equity and (ii) a $12.7 million understatement of the liability for uncertain tax positions and deferred tax assets as a result of errors identified in prior year income tax returns.  The net effect of these corrections on the consolidated balance sheet as of December 31, 2008 is an increase in current deferred tax assets of $12.1 million, a decrease in long-term deferred tax assets of $6.7 million, an increase of $12.7 million in accrued expenses and a decrease of $7.3 million in stockholders’ equity.  Interest associated with the uncertain tax positions noted above was immaterial for all historical years.  In addition, the Company reclassified $5.3 million from accounts payable to accrued expenses in the accompanying December 31, 2008 consolidated balance sheet to provide consistency in the reporting of certain liabilities between its U.S. and German operations and to conform to the current year presentation.  The net effect of these corrections on the consolidated statements of cash flows for the years ended December 31, 2008 and 2007 was to decrease the deferred tax benefit by $0.4 million and $5.9 million, respectively, and increase net cash provided by (used in) operating working capital.  The Company believes the effects of these prior year corrections individually and in the aggregate are immaterial to any prior year consolidated financial statements.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Significant management judgment is required in determining the accounting for, among other things, pension and postretirement benefits, retained insurable risks, allowances for doubtful accounts and reserves for sales returns and cash discounts, purchase price allocations, useful lives for depreciation, depletion and amortization, future cash flows associated with impairment testing for tangible and intangible long-lived assets, income taxes, contingencies, inventory obsolescence and market reserves and valuation of stock-based compensation.

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

Earnings per Share (“EPS”)

The Company computes basic earnings (loss) per share (“EPS”) in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC Topic 260”).  In accordance with ASC Topic 260, share-based awards with non-forfeitable dividends are classified as participating securities. In calculating basic earnings per share, this method requires net income to be reduced by the amount of dividends declared in the current period for each participating security and by the contractual amount of dividends or other participation payments that are paid or accumulated for the current period. Undistributed earnings for the period are allocated to participating securities based on the contractual participation rights of the security to share in those current earnings assuming all earnings for the period are distributed. Holders of restricted stock, restricted stock units (“RSUs”) and RSUs with performance conditions have contractual participation rights that are equivalent to those of common stockholders. Therefore, the Company allocates undistributed earnings to restricted stock, RSUs and common stockholders based on their respective ownership percentage, as of the end of the period.

ASC Topic 260 also requires companies with participating securities to calculate diluted earnings per share using the “Two Class” method. The “Two Class” method requires the denominator to include the weighted average participating securities along with the additional share equivalents from the assumed conversion of stock options calculated using the “Treasury Stock” method, subject to the anti-dilution provisions of ASC Topic 260.  The Company adopted the “Two-Class” method on January 1, 2009.  For the years ended December 31, 2008 and 2007, EPS has been restated to reflect the retroactive application of the “Two Class” method.

Diluted EPS was calculated to give effect to all potentially dilutive common shares using the “Treasury Stock” method. Outstanding stock options, stock appreciation rights (“SARs”) and certain RSUs with performance conditions represent the only potentially dilutive non-participating security effects on the Company’s weighted-average shares.  For the years ended December 31, 2009, 2008 and 2007, approximately 1,700,000, 1,510,000 and 335,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s common stock for the period the options were outstanding. In addition, as a result of the loss from continuing operations for the years ended December 31, 2009 and 2008, approximately 160,000 and 130,000 incremental shares resulting from the assumed exercise or vesting of potentially dilutive securities were excluded from the diluted earnings per share calculation, as the effect would have been anti-dilutive.

The following table presents the computation of basic and diluted shares of common stock used in the calculation of EPS (amounts in millions, except share and per share amounts):

		Year Ended December 31,
		2009	2008	2007
Income (loss) from continuing operations		$(1.8)	$(47.3)	$32.2
Less: Distributed and undistributed amounts allocated to participating securities (a)		—	0.1	0.3
Income (loss) from continuing operations available to common stockholders		(1.8)	(47.4)	31.9
Income (loss) from discontinued operations, net of income taxes		0.6	(111.2)	(22.0)
Net income (loss) available to common stockholders		$(1.2)	$(158.6)	$9.9

Weighted-average basic shares outstanding		14,655	14,642	14,874
Add:	Assumed incremental shares under stock compensation plans	—	—	267
Assuming dilution		14,655	14,642	15,141

Earnings (Loss) Per Common Share
Basic
Continuing operations		$(0.12)	$(3.24)	$2.15
Discontinued operations		0.04	(7.59)	(1.48)
		$(0.08)	$(10.83)	$0.67
Diluted
Continuing operations		$(0.12)	$(3.24)	$2.11
Discontinued operations		0.04	(7.59)	(1.46)
		$(0.08)	$(10.83)	$0.65

(a)          In accordance with ASC Topic 260, for the years ended December 31, 2009 and 2008 undistributed losses have been entirely allocated to common stockholders due to the fact that the holders of participating securities are not contractually obligated to share in the losses of the Company.

Financial Instruments

Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions.

Inventories

U.S. inventories are valued at the lower of cost, using the Last-In, First-Out (LIFO) method for financial reporting purposes, or market. German inventories are valued at the lower of cost, using a weighted-average cost method, or market. The FIFO value of inventories valued on the LIFO method was $58.2 million and $66.5 million at December 31, 2009 and 2008, respectively.  Cost includes labor, materials and production overhead. For the years ended December 31, 2009 and 2008, the Company recognized income (expense) of approximately $0.1 million and $(0.1) million, respectively, due to the liquidation of LIFO inventories.

Foreign Currency

Balance sheet accounts of Neenah Germany and Neenah Canada are translated from Euros and Canadian dollars, respectively, into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at average exchange rates during the period. Translation gains or losses related to net assets located in Germany and Canada are recorded as unrealized foreign currency translation adjustments within accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in Other income—net in the consolidated statements of operations.

Property and Depreciation

Property, plant and equipment are stated at cost, less accumulated depreciation. Certain costs of software developed or obtained for internal use are capitalized. When property, plant and equipment is sold or retired, the costs and the related accumulated depreciation are removed from the accounts, and the gains or losses are recorded in other (income) expense—net. For financial reporting purposes, depreciation is principally computed on the straight-line method over the estimated useful asset lives. Weighted average useful lives are approximately 33 years for buildings, 9 years for land improvements and 17 years for machinery and equipment. For income tax purposes, accelerated methods of depreciation are used.

Estimated useful lives are periodically reviewed and, when warranted, changes are made to them. On January 1, 2009, the Company changed the estimated useful life of its Enterprise Resource Planning software from five years to eight years to more accurately reflect its expected future utilization of the software.  The change in the estimated useful life reduced depreciation expense for the year ended December 31, 2009 by $1.9 million or $0.08 per diluted share.

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

Woodlands

As of December 31, 2009 and 2008, the Company had $3.8 million and $3.3 million, respectively, in woodland assets reported at their historical book value on the Consolidated Balance Sheet as assets held for sale. Woodland assets are stated at cost, less the accumulated cost of timber previously harvested. In accordance with ASC Topic 360, Property, Plant and Equipment (“ASC Topic 360”) the Company does not recognize depletion expense for woodland assets recorded as assets held for sale. See Note 17, “Subsequent Event.”

Goodwill and Other Intangible Assets

The Company follows the guidance of ASC Topic 805, Business Combinations (“ASC Topic 805”), in recording goodwill arising from a business combination as the excess of purchase price and related costs over the fair value of identifiable assets acquired and liabilities assumed.  All of the Company’s goodwill was acquired in conjunction with the acquisition of the stock of FiberMark Services GmbH & Co. KG and the stock of FiberMark Beteiligungs GmbH (collectively, “Neenah Germany”) in October 2006.

Under ASC Topic 350, Intangibles - Goodwill and Other (“ASC Topic 350”), goodwill is subject to impairment testing at least annually. A fair-value-based test is applied at the reporting unit level, which is generally one level below the segment level. The test compares the fair value of an entity’s reporting units to the carrying value of those reporting units. This test requires various judgments and estimates. The Company estimates the fair value of the reporting unit using a market approach in combination with a probability-weighted discounted operating cash flow approach for a number of scenarios representing differing operating and economic assumptions. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. The Company tests goodwill for impairment at least annually on November 30 in conjunction with preparation of its annual business plan, or more frequently if events or circumstances indicate it might be impaired. The Company last tested goodwill for impairment as of November 30, 2009 and no impairment was indicated.  An impairment of goodwill was indicated in the Company’s test of goodwill for impairment as of November 30, 2008. See Note 4, “Goodwill and Other Intangible Assets.”

Intangible assets with finite useful lives are amortized on a straight-line basis over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC Topic 360. Intangible assets consist primarily of customer relationships, trade names and acquired intellectual property. Such intangible assets are amortized using the straight-line method over estimated useful lives of between 10 and 15 years.  Certain trade names are estimated to have indefinite useful lives and as such are not amortized.  Intangible assets with indefinite lives are reviewed for impairment annually in accordance with ASC Topic 350. See Note 4, “Goodwill and Other Intangible Assets.”

Research Expense

Research and development costs are charged to expense as incurred and are recorded in “Selling, general and administrative expenses” on the consolidated statement of operations.  See Note 15, “Supplemental Data — Supplemental Statement of Operations Data.”

Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The fair value of short and long-term debt is estimated using current market prices for the Company’s publicly traded debt or rates currently available to the Company for debt of the same remaining maturities. The following table presents the carrying value and the fair value of the Company’s debt at December 31, 2009 and 2008.

	December 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes (7.375% fixed rate)	$225.0	$208.6	$225.0	$126.5
Neenah Germany project financing (3.8% fixed rate)	12.5	12.0	14.0	13.3
Revolving bank credit facility (variable rates)	27.9	27.9	101.1	101.1
Term Loan (variable rates)	40.0	40.0	7.2	7.2
Neenah Germany revolving line of credit (variable rates)	12.9	12.9	17.3	17.3
Other debt (2.9% fixed rate)	0.9	0.9	—	—

Long-term debt	$319.2	$302.3	$364.6	$265.4

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes, in addition to net income (loss), gains and losses recorded directly into stockholders’ equity on the consolidated balance sheet. These gains and losses are referred to as other comprehensive income items. Accumulated other comprehensive income (loss) consists of foreign currency translation gains and (losses), deferred gains and (losses) on cash flow hedges, and adjustments related to pensions and other post-retirement benefits. Income taxes are not provided for foreign currency translation adjustments related to indefinite investments in Neenah Germany. The Company also does not provide income taxes for foreign currency translation adjustments for its Canadian operations.  For the years ended December 31, 2009 and 2008, the Company did not record deferred taxes related to future funds expected to be repatriated upon the sale of the Woodlands because there are no expected tax consequences considering the anticipated proceeds from the disposal of the Woodlands.

Changes in the components of other comprehensive income (loss) are as follows:

	Year Ended December 31,
	2009			2008			2007
	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount
Foreign currency translation	$4.1	$—	$4.1	$(30.1)	$—	$(30.1)	$58.0	$—	$58.0
Adjustment to pension and other benefit liabilities	4.6	(1.6)	3.0	26.4	(10.1)	16.3	48.2	(17.5)	30.7
Deferred loss on cash flow hedges	—	—	—	(0.5)	0.2	(0.3)	(0.1)	—	(0.1)
Other comprehensive income (loss)	$8.7	$(1.6)	$7.1	$(4.2)	$(9.9)	$(14.1)	$106.1	$(17.5)	$88.6

The components of accumulated other comprehensive income (loss), net of applicable income taxes are as follows:

	December 31,
	2009	2008
Foreign currency translation	$112.8	$108.7
Adjustment to pension and other benefit liabilities (net of income tax benefits of $14.0 million and $15.6 million, respectively)	(21.3)	(24.3)

Accumulated other comprehensive income	$91.5	$84.4

Accounting Standards Changes

On July 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS No. 168”).  SFAS No. 168 established the ASC as the source of authoritative U.S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 supersedes all existing non-SEC accounting and reporting standards.  All non-SEC accounting literature not included in the ASC is non authoritative. The Company’s adoption of SFAS No. 168 did not have an effect on its financial position, results of operations or cash flows.

As of January 1, 2009, the Company adopted the enhanced required annual disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan  in ASC Topic 715, “Compensation—Retirement Benefits.” Such enhanced disclosures include, but are not limited to, investment allocation decisions, the inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets.  See Note 8, “Pension and Other Postretirement Benefits—Plan Assets.”

On December 15, 2009, the Company adopted the disclosure requirements of Accounting Standards Update No. 2009-12 which amends ASC sub-topic 820-10, Fair Value Measurements and Disclosures (“ASU No. 2009-12”). ASU No. 2009-12 permits a reporting entity, as a practical expedient, to estimate the fair value of an investment using the net asset value per share (or its equivalent) of the investment, if the net asset value per share of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of ASC Topic 946, Financial Services—Investment Companies as of the reporting entity’s measurement date.  The Company’s adoption of ASU No. 2009-12 did not have an effect on its results of operations, financial position or cash flows.

As of December 31, 2009, no amendments to the ASC had been issued but not adopted by the Company that will have or are reasonably likely to have a material effect on its results of operations, financial position or cash flows.

Note 3.  Closure of the Ripon Mill

In May 2009, the Company permanently closed the Ripon Mill.  The closure resulted in a pre-tax charge of $17.1 million for the year ended December 31, 2009.  The charge was comprised of approximately $5.8 million in non-cash charges primarily for losses related to the carrying value of property, plant and equipment, a curtailment loss of $0.8 million related to postretirement benefit plans in which employees of the Ripon Mill participated (see Note 8) and cash payments for contract terminations and severance and other employee costs of approximately $10.5 million.  The Company paid approximately $6.5 million of such costs in 2009, with the remaining payments in 2010 and beyond.

As of December 31, 2009, the remaining long-lived assets of the Ripon Mill, primarily composed of land and buildings, are classified as Prepaid and other current assets on the consolidated balance sheet.  The Company believes that the sale of such assets will be completed within 12 months. Assets held for sale are valued at the lower of cost or fair value less cost to sell. The assets of the Ripon Mill are reported at their aggregate cost of $6.2 million.

The Company accounted for the costs associated with the closure of the Ripon Mill in accordance with ASC Topic 420, Exit or Disposal Cost Obligations.  As of December 31, 2009, approximately $1.7 million in severance benefits had been paid to 96 former employees of the Ripon Mill and severance benefits of approximately $0.1 million due to one former employee of the Ripon Mill remained unpaid. The following table presents the status of such closure costs as of and for the year ended December 31, 2009:

	Severance benefits	Contract termination and other costs	Total
Amounts accrued during the year ended December 31, 2009	$1.8	$8.7	$10.5
Payments for the year ended December 31, 2009	(1.7)	(4.8)	(6.5)
Accrued exit costs at December 31, 2009	$0.1	$3.9	$4.0

Note 4. Goodwill and Other Intangible Assets

As of December 31, 2009, the Company had goodwill of $44.9 million which is not amortized.  The following table presents changes in goodwill (all of which relates to the Company’s Technical Products segment) for the years ended December 31, 2009, 2008 and 2007:

	Gross Amount	Accumulated Impairment Losses	Net
Balance at December 31, 2006	$92.0	$—	$92.0
Finalization of Neenah Germany purchase price allocation	4.0	—	4.0
Foreign currency translation	10.6	—	10.6
Balance at December 31, 2007	106.6	—	106.6
Goodwill impairment charge	—	(52.7)	(52.7)
Foreign currency translation	(10.1)	—	(10.1)
Balance at December 31, 2008	96.5	(52.7)	43.8
Foreign currency translation	2.4	(1.3)	1.1
Balance at December 31, 2009	$98.9	$(54.0)	$44.9

Impairment

The Company’s annual test of goodwill for impairment at November 30, 2008, indicated that the carrying value of Neenah Germany exceeded its estimated fair value.  The Company estimated fair value using a market approach in combination with a probability-weighted discounted operating cash flow approach for a number of scenarios representing differing operating and economic assumptions.  Significant assumptions used in developing the discounted operating cash flow approach were revenue growth rates and pricing, costs for manufacturing inputs, levels of capital investment and estimated cost of capital for high, medium and low growth environments. The Company measured the estimated fair value of goodwill as the excess of the carrying amount of Neenah Germany over the fair values of recognized assets and liabilities of the reporting unit.  The Company recorded an impairment adjustment to goodwill for the excess of the carrying value of goodwill assigned to Neenah Germany over the estimated fair value of goodwill.  For the year ended December 31, 2008, the Company recognized a pre-tax loss of $52.7 million (the Company did not recognize a tax benefit related to the non tax deductible loss) for the impairment of goodwill assigned to Neenah Germany. The impairment loss was primarily due to a substantial increase in the estimated cost of capital the Company used to calculate the present value of Neenah Germany’s estimated future cash flows which resulted in a substantially lower estimated fair value. The higher estimated cost of capital reflected market/financial conditions at the time the annual impairment test was performed which indicated higher risk premiums for debt and equity.

As of December 31, 2009, the carrying amount of goodwill assigned to Neenah Germany was considered recoverable.  As of December 31, 2009, a one percentage point increase in the Company’s estimate for its cost of capital used in the impairment test would result in an approximately $25 million change in the estimated fair value of Neenah Germany and a corresponding reduction in the implied value of goodwill but would not result in an impairment of goodwill.

Other Intangible Assets

As of December 31, 2009, the Company had net identifiable intangible assets of $27.5 million. All such intangible assets were acquired in the Neenah Germany and Fox River acquisitions. The following table details amounts related to those assets.

	Trade names	Customer based intangibles	Trade names and Trademarks	Acquired Technology	Total Intangible Assets
Cost
Balance at December 31, 2006	$7.2	$16.2	$5.3	$1.1	$29.8
Amounts acquired in the acquisition of Fox River	2.6	—	0.3	—	2.9
Foreign currency translation	0.2	1.7	1.3	0.1	3.3
Balance at December 31, 2007	$10.0	$17.9	$6.9	$1.2	$36.0

Less : Accumulated amortization
Balance at December 31, 2006	$—	$(0.2)	$(0.1)	$—	$(0.3)
Amortization	—	(1.2)	(0.6)	(0.1)	(1.9)
Foreign currency translation	—	(0.1)	—	(0.1)	(0.2)
Balance at December 31, 2007	$—	$(1.5)	$(0.7)	$(0.2)	$(2.4)

Intangible assets-net at December 31, 2007	$10.0	$16.4	$6.2	$1.0	$33.6

Cost
Balance at December 31, 2007	$10.0	$17.9	$6.9	$1.2	$36.0
Purchased intangibles	—	—	0.2	—	0.2
Impairment charge	—	(1.9)	(0.3)	—	(2.2)
Foreign currency translation	(0.3)	(0.8)	(0.3)	(0.1)	(1.5)
Balance at December 31, 2008	$9.7	$15.2	$6.5	$1.1	$32.5

Less : Accumulated amortization
Balance at December 31, 2007	$—	$(1.5)	$(0.7)	$(0.2)	$(2.4)
Amortization	—	(1.2)	(0.6)	(0.1)	(1.9)
Impairment charge	—	0.4	—	—	0.4
Foreign currency translation	—	—	—	0.1	0.1
Balance at December 31, 2008	$—	$(2.3)	$(1.3)	$(0.2)	$(3.8)

Intangible assets-net at December 31, 2008	$9.7	$12.9	$5.2	$0.9	$28.7

Cost
Balance at December 31, 2008	$9.7	$15.2	$6.5	$1.1	$32.5
Foreign currency translation	0.2	0.3	0.1	0.1	0.7
Balance at December 31, 2009	$9.9	$15.5	$6.6	$1.2	$33.2

Less : Accumulated amortization
Balance at December 31, 2008	$—	$(2.3)	$(1.3)	$(0.2)	$(3.8)
Amortization	—	(1.0)	(0.6)	(0.2)	(1.8)
Foreign currency translation	—	(0.1)	—	—	(0.1)
Balance at December 31, 2009	$—	$(3.4)	$(1.9)	$(0.4)	$(5.7)

Intangible assets-net at December 31, 2009	$9.9	$12.1	$4.7	$0.8	$27.5

Weighted Average Amortization Period (Years)	Not amortized	15	10	10	10

The intangible assets acquired in the Fox River acquisition are reported within the Fine Paper segment.  See Note 14, “Business Segment and Geographic Information.”  Aggregate amortization expense of acquired intangible assets for the years ended December 31, 2009, 2008 and 2007 was $1.8 million, $1.9 million and $1.9 million, respectively.  Estimated annual amortization expense for each of the next five years is approximately $1.8 million.

The Company’s annual test of other intangible assets for impairment at November 30, 2009, indicated that the carrying amount of such intangible assets was recoverable. The Company determined during its annual test of intangible assets for impairment at November 30, 2008 that certain trade names and customer based intangible assets acquired in the Neenah Germany acquisition were impaired at December 31, 2008.  For the year ended December 31, 2008, the Company recognized a non-cash pre-tax charge of approximately $1.8 million for the impairment of such intangible assets.

Note 5. Discontinued Operations

Sale of the Pictou Mill and the Woodlands

As of December 31, 2006, the Company’s pulp operations consisted of the Pictou Mill and the Woodlands. The Company considered its pulp operations as non-strategic assets and sought opportunities to reduce its exposure to the cyclical commodity pulp business. In the first quarter of 2007, the Company engaged a nationally known investment banking firm to identify buyers interested in acquiring the Pictou Mill and/or the Woodlands. Throughout 2007, the Company actively pursued opportunities to maximize the value of these assets through a sale or divesture, however, as of December 31, 2007, the Company did not believe it was probable that the assets could be sold within 12 months.

In February 2008, Atlas was identified as a party interested in acquiring the Pictou Mill. The transaction with Atlas did not include the Woodlands. At that time, the Company committed to a plan to sell the Pictou Mill to Atlas and to separately pursue purchasers of the Woodlands. In June 2008, Neenah Canada completed the sale of the Pictou Mill to Northern Pulp, a new operating company jointly owned by Atlas Holdings LLC and Blue Wolf Capital Management LLC.  In connection with the transfer of the Pictou Mill, Neenah Canada made payments of approximately $10.3 million to Northern Pulp. In addition, the Company incurred transaction costs of approximately $3.3 million. Pursuant to the terms of the transaction, Northern Pulp assumed all of the assets and liabilities associated with the Pictou Mill, as well as existing customer contracts, supply agreements (including a pulp supply agreement with Kimberly-Clark), labor agreements and pension obligations.

In conjunction with the sale of the Pictou Mill, the Company entered into a stumpage agreement (the “Stumpage Agreement”) which allows Northern Pulp to harvest an average of approximately 400,000 metric tons of softwood timber annually from the Woodlands. The Stumpage Agreement is for a term of ten years and Northern Pulp has the option to extend the agreement for an additional three years.  For calendar year 2008, Northern Pulp paid a nominal amount for approximately 236,000 metric tons of softwood timber harvested under the Stumpage Agreement.  As a result, the Company recorded $2.8 million in deferred revenue for the estimated fair value of the timber to be harvested by Northern Pulp in calendar 2008.  For the year ended December 31, 2008, the Company recognized all of such deferred revenue. For timber purchases during calendar year 2009, Northern Pulp paid the stumpage rate charged by the Nova Scotia provincial government for harvesting on government licensed lands. The price paid for timber purchases during the remainder of the Stumpage Agreement will be based on an agreed upon formula for estimating market prices. The Company believes the Stumpage Agreement prices for calendar year 2009 and beyond represent market rates.  Northern Pulp has agreed to pay substantially all costs associated with maintaining the Woodlands and harvesting the timber.  The Stumpage Agreement will be terminated in conjunction with the sale of the Woodlands.

During the first quarter of 2008, the Company determined that the estimated value it would receive from a sale of the Pictou Mill indicated that it would not recover the carrying value of the mill’s long-lived assets. As a result, the Company recognized aggregate non-cash, pre-tax impairment charges of $91.2 million to write-off the carrying value of the Pictou Mill’s long-lived assets. In addition, for the year ended December 31, 2008, the Company recorded a pre-tax loss of $29.4 million to recognize the loss on disposal of the Pictou Mill.

In conjunction with the sale of the Pictou Mill, Northern Pulp assumed responsibility for all pension and other postretirement benefit obligations for active and retired employees of the mill. The Company accounted for the transfer of the Nova Scotia, Canada defined benefit pension plan (the  “Nova Scotia Plan”) as a settlement of postretirement benefit obligations pursuant to ASC Topic 715. For the year ended December 31, 2008, the Company recognized a non-cash, pre-tax settlement loss of $53.7 million for the reclassification of deferred pension and other postretirement benefit adjustments related to the Nova Scotia Plan from accumulated other comprehensive income to loss from discontinued operations in the consolidated statement of operations.

On March 1, 2010, the Company announced that Neenah Canada had signed a definitive agreement to sell the Woodlands.  See Note 17, “Subsequent Event.”  As of December 31, 2009 and 2008, the Woodlands are reported as assets held for sale on the consolidated balance sheet. The results of operations of the Pictou Mill and the Woodlands and the loss on disposal of the Pictou Mill are reported as discontinued operations in the consolidated statements of operations for all years presented. Assets held for sale are valued at the lower of cost or fair value less cost to sell. As of December 31, 2009 and 2008, the assets of the Woodlands are reported at their historical book cost of $3.8 million and $3.3 million, respectively.

Transfer of the Terrace Bay Mill

In August 2006, Neenah Canada transferred Terrace Bay to Buchanan, which assumed responsibility for substantially all liabilities related to the future operation of Terrace Bay.  At closing, Neenah Canada retained certain working capital amounts and pension and long-term disability obligations for current and former mill employees and postretirement medical and life insurance obligations for current retirees.

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

During the first quarter of 2008, Neenah Canada paid approximately $5.0 million to settle litigation related to the reduction and/or elimination of certain retiree benefits following the transfer of Terrace Bay to Buchanan.  In conjunction with the settlement, Neenah Canada agreed to continue certain retiree life insurance benefits at a reduced rate in the future.  As a result of the settlement, for the year ended December 31, 2008, Neenah Canada recorded a curtailment gain of approximately $4.3 million which is recorded in other income-net on the consolidated statement of operations.  For all years presented, the results of operations of Terrace Bay are reflected as discontinued operations in the consolidated statements of operations.

The following table presents the results of discontinued operations:

	Year Ended December 31,
	2009	2008	2007
Net sales, net of intersegment sales (a)	$3.7	$101.9	$223.5

Discontinued operations:
Income (loss) from operations
Pictou Mill and the Woodlands (b)	$2.8	$(97.8)	$13.3
Terrace Bay (c)	—	—	(44.9)
Income (loss) from operations	2.8	(97.8)	(31.6)

Loss on disposal - Pictou Mill	(0.3)	(29.4)	—
Loss on settlement of post-employment benefit plans	—	(53.7)	—
Loss on disposal	(0.3)	(83.1)	—
Income (loss) before income taxes	2.5	(180.9)	(31.6)
(Provision) benefit for income taxes	(1.9)	69.7	9.6
Income (loss) from discontinued operations, net of income taxes	$0.6	$(111.2)	$(22.0)

(a)          For the years ended December 31, 2009 and 2008, represent net sales of the Pictou Mill and the Woodlands only.

(b)         For the year ended December 31, 2008, the loss from operations includes aggregate non-cash, pre-tax impairment charges of $91.2 million to write-off the carrying value of the Pictou Mill’s long-lived assets.

(c)          For the year ended December 31, 2007, the loss from operations includes a loss of $38.7 million related to the settlement of the Ontario Plan.

Note 6. Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC Topic 740”).  Income tax expense (benefit) represented (73.5) percent, 6.8 percent and (13.0) percent of income (loss) from continuing operations before income taxes for the years ended December 31, 2009, 2008 and 2007, respectively. The following table presents the principal reasons for the difference between the effective income tax provision (benefit) rate and the U.S. federal statutory income tax provision (benefit) rate:

	Year Ended December 31,
	2009		2008		2007
U.S. federal statutory income tax provision (benefit)	(35.0)%	$(2.4)	(35.0)%	$(15.5)	35.0%	$10.0
U.S. state income taxes, net of federal income tax effect	(3.3)%	(0.2)	0.5%	0.2	0.8%	0.2
Uncertain income tax positions	39.1%	2.7	—	—	—	—
Nondeductible goodwill and other intangible asset impairment charge	—	—	33.0%	14.6	—	—
Limitation on tax benefits available to Fox River	—	—	8.8%	3.9	—	—
Enacted German tax law changes	—	—	—		(30.7)%	(8.8)
Foreign tax rate differences	(47.2)%	(3.2)	1.0%	0.4	(10.6)%	(3.0)
Other differences—net	(27.1)%	(1.9)	(1.5)%	(0.6)	(7.5)%	(2.1)

Effective income tax provision (benefit)	(73.5)%	$(5.0)	6.8%	$3.0	(13.0)%	$(3.7)

The Company’s effective income tax (benefit) rate can be affected by many factors, including but not limited to, changes in the mix of earnings in taxing jurisdictions with differing statutory rates, changes in corporate structure as a result of business acquisitions and dispositions, changes in the valuation of deferred tax assets and liabilities, the results of audit examinations of previously filed tax returns and changes in tax laws. During the year ended December 31, 2007, German tax laws were amended to reduce statutory income tax rates effective as of January 1, 2008. Application of the new rates to the Company’s existing deferred tax assets and liabilities reduced the Company’s net deferred tax liabilities at December 31, 2007. The reduction in the Company’s net deferred tax liabilities due to the benefit of the enacted tax rate change resulted in an income tax benefit of $8.8 million for the year ended December 31, 2007 in accordance with ASC Topic 740.

The following table presents the U.S. and foreign components of income (loss) from continuing operations before income taxes:

	Year Ended December 31,
	2009	2008	2007
Income (loss) from continuing operations before income taxes:
U.S.	$(13.3)	$3.1	$6.6
Foreign	6.5	(47.4)	21.9
Total	$(6.8)	$(44.3)	$28.5

The following table presents the components of the provision (benefit) for income taxes:

	Year Ended December 31,
	2009	2008	2007

Provision (benefit) for income texes:
Current:
Federal	$2.5	$0.9	$9.9
State	1.0	(0.4)	1.1
Foreign	1.9	1.2	6.1
Total current tax provision	5.4	1.7	17.1
Deferred:
Federal	(7.5)	3.9	(9.8)
State	(0.6)	1.3	(0.9)
Foreign	(2.3)	(3.9)	(10.1)
Total deferred tax provision (benefit)	(10.4)	1.3	(20.8)
Total provision (benefit) for income taxes	$(5.0)	$3.0	$(3.7)

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

The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The components of deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
Net current deferred income tax assets
Canadian timberlands	$28.2	$28.2
Intangible assets	20.1	19.9
Net operating losses	7.7	10.9
Accrued liabilities	3.9	4.5
Employee benefits	1.3	2.2
Inventory	(0.1)	(1.2)
Other	1.3	0.9
Net current deferred income tax assets before valuation allowance	62.4	65.4
Valuation allowance	(0.7)	—
Net current deferred income tax assets	61.7	65.4

Net noncurrent deferred income tax assets
Employee benefits	32.3	24.7
Net operating losses and tax credits	28.0	35.9
Other long-term obligations	0.6	0.8
Accumulated depreciation	(22.7)	(23.9)
Other	—	(2.2)
Net noncurrent deferred income tax assets before valuation allowance	38.2	35.3
Valuation allowance	(0.8)	—
Net noncurrent deferred income tax assets	37.4	35.3

Total deferred income tax assets	$99.1	$100.7

Net noncurrent deferred income tax liability
Accumulated depreciation	$22.8	$21.0
Intangibles	6.2	6.8
Interest limitation	(3.2)	(1.7)
Employee benefits	(1.7)	0.5
Other	(0.4)	(1.2)
Net noncurrent deferred income tax liabilities	$23.7	$25.4

As of December 31, 2009, a valuation allowance of $1.5 million has been provided on deferred income tax assets. In determining the need for valuation allowances, the Company considers many factors, including specific taxing jurisdictions, sources of taxable income, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance is recognized if, based on the weight of available evidence, the Company concludes that it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

As of December 31, 2009, the Company had $65.3 million of U.S. Federal and $75.4 million of U.S. State net operating losses, substantially all of which may be carried forward to offset future taxable income through 2029. The Company also has preacquisition and recognized built-in carryovers of approximately $16.1 million, net of expected limitations. In addition, the Company has $2.8 million of AMT carryovers, which can be carried forward indefinitely.

No provision for U.S. income taxes has been made for undistributed earnings of certain of the Company’s foreign subsidiaries which have been indefinitely reinvested. The Company is unable to estimate the amount of U.S. income taxes that would be payable if such undistributed foreign earnings were repatriated.

The following is a tabular reconciliation of the total amounts of uncertain tax positions as of and for the years ended December 31, 2009, 2008 and 2007:

	For the Years Ended December 31,
	2009	2008	2007
Balance at January 1,	$12.9	$13.3	$—
Initial adoption	—	—	12.9
Increase in prior period tax positions	4.2	0.2	—
Decrease in prior period tax positions	(0.1)	(1.0)	(5.5)
Increase in current period tax positions	0.5	0.4	5.9
Decrease due to settlements with tax authorities	(8.0)	—	—

Balance at December 31,	$9.5	$12.9	$13.3

If recognized, approximately $2.1 million of the benefit for uncertain tax positions at December 31, 2009 would favorably affect the Company’s effective tax rate in future periods. The Company does not anticipate that the expiration of the statute of limitations or the settlement of audits in the next 12 months will result in liabilities for uncertain income tax positions that are materially different than the amounts accrued as of December 31, 2009.

Tax years 2004 through 2008 are subject to examination by federal and state tax authorities in the United States, federal and provincial tax authorities in Canada and federal and municipal tax authorities in Germany. During 2009, the Company settled Internal Revenue Service (the “IRS”) examinations of the 2004, 2005 and 2006 tax years.  As of December 31, 2009, the 2007 and 2008 tax years are being audited by the IRS; the 2005, 2006 and 2007 tax years are being audited by German tax authorities and the 2004, 2005, 2006 and 2007 tax years are being audited by Canadian tax authorities.

The Company recognizes accrued interest and penalties related to uncertain income tax positions in the Provision (benefit) for income taxes on the consolidated statements of operations. As of December 31, 2009 and 2008, the Company had $0.7 million and $0.1 million, respectively, accrued for interest related to uncertain income tax positions.

Note 7. Debt

Long-term debt consisted of the following:

	December 31,
	2009	2008
Senior Notes (7.375% fixed rate) due 2014	$225.0	$225.0
Revolving bank credit facility (variable rates), due 2013	27.9	101.1
Term Loan (variable rates), due 2013	40.0	7.2
Neenah Germany project financing (3.8% fixed rate) due in 16 equal semi-annual installments beginning June 2009	12.5	14.0
Neenah Germany revolving line of credit (variable rates)	12.9	17.3
Other debt (2.9% fixed rate) due in November 2010	0.9	—
Total Debt	319.2	364.6
Less: Debt payable within one year	55.6	24.1
Long-term debt	$263.6	$340.5

Senior Unsecured Notes

On November 30, 2004, the Company completed an underwritten offering of ten-year senior unsecured notes (the “Senior Notes”) at an aggregate face amount of $225 million. Interest on the Senior Notes is payable May 15 and November 15 of each year. The Senior Notes are fully and unconditionally guaranteed by substantially all of the Company’s subsidiaries, with the exception of Neenah Germany.

Amended and Restated Secured Revolving Credit Facility

On November 5, 2009, the Company renewed and modified its Bank Credit Agreement by entering into an amended and restated credit agreement (as amended and restated, the “Restated Credit Agreement”) by and among the Company, certain of its subsidiaries as co-borrowers, Neenah Canada, as guarantor, the lenders listed in the Restated Credit Agreement and JPMorgan Chase Bank, N.A., as agent for the lenders.  The Restated Credit Agreement consists of a $100 million senior, secured revolving credit facility (the “New Revolver”) and (ii) a $40 million senior secured term loan (the “New Term Loan”).  The Company’s ability to borrow under the New Revolver is limited to the lowest of (a) $100 million; (b) the Company’s borrowing base (as determined in accordance with the Restated Credit Agreement) and (c) the applicable cap on the amount of “credit facilities” under the indenture for the Senior Notes.  In addition, under certain conditions, the Company has the ability to increase the size of the New Revolver by up to $50 million. The total commitment under the Restated Credit Agreement cannot exceed $150 million. The Restated Credit Agreement terminates on November 30, 2013.

The New Revolver bears interest at either (1) a prime rate-based index plus a percentage ranging from 2.00% to 2.50%, or (2) LIBOR plus a percentage ranging from 3.50% to 4.00%, depending upon the amount of availability under the New Revolver.  Upon the sale of the Woodlands, these percentages will each be reduced by 0.25%.  See Note 17, “Subsequent Event.” The sale of the Ripon Mill will reduce such percentages by an additional 0.25%. The New Term Loan will bear interest at either (A) a prime rate-based index plus 2.75%, or (B) LIBOR plus 4.25%.  Interest is computed based on actual days elapsed in a 360-day year, payable monthly in arrears for prime-rate based loans, or payable monthly in arrears and at the end of the applicable interest period for LIBOR loans.  The Company is also required to pay a monthly facility fee on the unused amount of the New Revolver commitment, calculated at the per annum rate of 0.50% while the New Term Loan remains outstanding, and after the New Term Loan has been repaid in full, at a per annum rate ranging between 0.50% and 0.75%, depending upon usage under the New Revolver.

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

The weighted-average interest rate on outstanding New Revolver borrowings as of December 31, 2009 was 4.6 percent per annum. Interest on amounts borrowed under the New Revolver is paid monthly. Amounts outstanding under the New Revolver may be repaid, in whole or in part, at any time without premium or penalty except for specified make-whole payments on LIBOR-based loans.  All principal amounts outstanding under the New Revolver are due and payable on the date of termination of the Restated Credit Agreement. Borrowing availability under the New Revolver is reduced by outstanding letters of credit and reserves for certain other items as defined in the Restated Credit Agreement. Availability under the Restated Credit Agreement will fluctuate over time depending on the value of the Company’s inventory, receivables and various capital assets. As of December 31, 2009, the Company had approximately $2.0 million of letters of credit and other items outstanding which reduced availability and $60.6 million of borrowing availability under the New Revolver.  The Company’s borrowing base will be reduced by approximately $9.1 million upon the sale of the remaining assets of the Ripon Mill and its ability to use proceeds from the sale is restricted to “permitted uses” as defined in the indenture for the Senior Notes.

The weighted-average interest rate on outstanding New Term Loan borrowings as of December 31, 2009 was 4.5 percent per annum.  Commencing April 30, 2010, the Company will be required to make quarterly principal payments on the New Term Loan of $1.25 million per quarter with a final payment of $21.25 million in November 2013. The Company is required to use proceeds from the sale of the Woodlands to prepay the New Term Loan.  On March 1, 2010, the Company announced that Neenah Canada had signed a definitive agreement to sell the Woodlands and therefore has classified the New Term Loan as Debt payable within one year on the consolidated balance sheet as of December 31, 2009.  See Note 17, “Subsequent Event.” The Company used a portion of the New Term Loan proceeds to repay the Term Loan (see below) in full.

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

The Restated Credit Agreement contains covenants with which the Company must comply during the term of the agreement.  Among other things, such covenants restrict the Company’s ability to incur certain additional debt, make specified restricted payments and capital expenditures, authorize or issue capital stock, enter into transactions with affiliates, consolidate or merge with or acquire another business, sell certain of its assets, or dissolve or wind up.  In addition, the terms of the Restated Credit Agreement require the Company to achieve and maintain compliance with a fixed charge coverage ratio if availability under the Restated Credit Agreement is less than $20 million. At December 31, 2009, the Company was in compliance with all covenants.

The Company’s ability to pay cash dividends on its common stock is limited under the terms of both the Restated Credit Agreement and the Senior Notes. At December 31, 2009, under the most restrictive terms of these agreements, the Company’s ability to pay cash dividends on its common stock is limited to a total of $8 million in a 12-month period.

Previous Secured Revolving Credit Facility

On November 30, 2004, the Company entered into a Credit Agreement by and among the Company, certain of its subsidiaries and the lenders listed in the Credit Agreement (the “Credit Agreement”). Under the Credit Agreement, the Company had a secured revolving credit facility (the “Revolver”) that provided for borrowings of up to $150 million. The Credit Agreement was secured by substantially all of the Company’s assets, including the capital stock of its subsidiaries and was guaranteed by Neenah Canada. The Credit Agreement was originally scheduled to terminate on November 30, 2008.

Following several amendments, as of December 31, 2008, the Credit Agreement (as amended, the “Amended Credit Agreement”) provided for a secured revolving credit facility (the “Amended Revolver”) that provided for borrowings of up to $210 million. The Company’s ability to borrow under the Amended Revolver was limited to the lowest of (a) $210 million, (b) the Company’s borrowing base (as determined in accordance with the Amended Credit Agreement), and (c) the applicable cap on the amount of “credit facilities” under the indenture for the Senior Notes. The termination date of the Amended Credit Agreement was extended to November 30, 2010.

As of December 31, 2008, the interest rate applicable to borrowings under the Amended Revolver was either (1) the Prime Rate plus a percentage ranging from 0 percent to 2.00 percent or (2) LIBOR plus a percentage ranging from 1.25 percent to 3.50 percent. Interest was computed based on actual days elapsed in a 360-day year, payable monthly in arrears for base rate loans, or payable monthly in arrears and at the end of the applicable interest period for LIBOR loans. The commitment was subject to an annual facility fee of 0.25 percent on the average daily unused amount of the commitment.  The weighted-average interest rate on outstanding Revolver borrowings as of December 31, 2008 was 3.6 percent per annum.

The Amended Credit Agreement was secured by substantially all of the assets of the Company and the subsidiary borrowers, including the capital stock of such subsidiaries, and was guaranteed by Neenah Canada. Neenah Canada’s guarantee was secured by substantially all of that subsidiary’s assets.  Neenah Germany was not a borrower or guarantor with respect to the Amended Revolver.  However, the Company pledged 65 percent of its equity interest in Neenah Germany as security for the obligations of the Company and its subsidiaries under the Amended Credit Agreement.

Previous Term Loan

In March 2007, the Company entered into an agreement by and among the Company, certain of its subsidiaries and JP Morgan Chase Bank, N.A. (the “Term Loan Agreement”) to borrow up to $25 million (the “Term Loan”). As of December 31, 2008, the weighted-average interest rate on outstanding Term Loan borrowings was 3.6 percent per annum. For the year ended December 31, 2008, the Company used proceeds from the sale of Fox River assets to prepay approximately $9.5 million in Term Loan borrowings.  In June 2008, the Company entered into the First Amendment (the “First Amendment”) to the Term Loan.  The First Amendment reduced required amortization payments to $1.25 million per quarter.  The Term Loan was repaid in November 2009 with proceeds from the New Term Loan.

The Company accounted for the modification of the Amended Credit Agreement and the termination of the Term Loan Agreement as an extinguishment of debt in accordance with ASC Topic 470, “Debt.” As a result, for the year ended December 31, 2009, the Company recognized within interest expense approximately $1.4 million for costs incurred in conjunction with modifying the Amended Credit Agreement and for the loss on extinguishment of the Term Loan Agreement.  The Company capitalized approximately $2.3 million of debt issuance costs associated with the Restated Credit Agreement.  Such costs will be amortized over the term of the Restated Credit Agreement.

Other Debt

In December 2006, Neenah Germany entered into an agreement with HypoVereinsbank and IKB Deutsche Industriebank AG to provide €10.0 million of project financing with a term of 10 years for the construction of a saturator.  Principal outstanding under the agreement may be repaid at any time without penalty.  Interest on amounts outstanding is based on actual days elapsed in a 360-day year and is payable semi-annually. As of December 31, 2009, €8.8 million ($12.5 million) was outstanding under this agreement.

Neenah Germany has a revolving line of credit (the “German Line of Credit”) with HypoVereinsbank that provides for borrowings of up to €15 million for general corporate purposes. The German Line of Credit is secured by the domestic accounts receivable of Neenah Germany. As of December 31, 2009 and 2008, the weighted-average interest rate on outstanding Line of Credit borrowings was 4.1 percent per annum and 5.7 percent per annum, respectively.  In November 2009, Neenah Germany extended the termination date for the German Line of Credit to November 30, 2010.  Neenah Germany has the ability to borrow in either Euros or U.S. dollars.  Interest is computed on U.S. dollars loans at the rate of 8.5 percent per annum and on Euro loans at EURIBOR plus a margin of 1.5 percent.  Interest is payable quarterly and principal may be repaid at any time without penalty.  As of December 31, 2009, €8.9 million ($12.9 million, based on exchange rates at December 31, 2009) was outstanding under the Line of Credit and €6.0 million ($8.6 million, based on exchange rates at December 31, 2009) of credit was available. Neenah Germany’s ability to pay dividends or transfer funds to the Company is limited under the terms of the German Line of Credit, to not exceed certain limits defined in the agreement without lender approval or repayment of the amount outstanding under the line, which was $ €8.9 million ($12.9 million, based on exchange rates at December 31, 2009) at December 31, 2009.  In addition, the terms of the German Line of Credit require Neenah Germany to maintain a ratio of stockholder’s equity to total assets equal to or greater than 45 percent.  The Company was in compliance with all provisions of the agreement as of December 31, 2009.

Principal Payments

The following table presents the Company’s required debt payments:

	2010(a)	2011	2012	2013(b)	2014(c)	Thereafter	Total
Debt payments	$55.6	$1.8	$1.7	$29.7	$226.8	$3.6	$319.2

(a)   Includes New Term Loan prepayment of $40.0 million.

(b)   Includes principal payments on the Company’s revolving bank credit facility of $26.2 million.

(c)   Includes principal payments on the Senior Notes of $225.0 million.

Note 8. Pension and Other Postretirement Benefits

Pension Plans

Substantially all active employees of the Company’s U.S. paper operations participate in defined benefit pension plans and/or defined contribution retirement plans. Neenah Germany has defined benefit plans designed to provide a monthly pension upon retirement for substantially all its employees in Germany.  In addition, the Company maintains a supplemental retirement contribution plan (the “SERP”) which is a non-qualified defined benefit plan. The Company provides benefits under the SERP to the extent necessary to fulfill the intent of its defined benefit retirement plans without regard to the limitations set by the Internal Revenue Code on qualified defined benefit plans. The Company has no legal or governmental obligation to fund the SERP and as such the plan is currently unfunded.

The closure of the Ripon Mill (See Note 3, “Closure of the Ripon Mill”) resulted in the elimination of expected years of future service for mill employees eligible to participate in the Company’s defined benefit pension plans and postretirement medical plan.  In accordance with ASC Topic 715, the Company measured the assets and liabilities of the affected postretirement plans as of May 31, 2009 and recognized an aggregate curtailment loss of approximately $0.8 million for the year ended December 31, 2009.

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

The Company’s funding policy for qualified defined benefit plans for its U.S. paper operations is to contribute assets to fully fund the accumulated benefit obligation. Subject to regulatory and tax deductibility limits, any funding shortfall is to be eliminated over a reasonable number of years. Nonqualified plans providing pension benefits in excess of limitations imposed by taxing authorities are not funded. There is no legal or governmental obligation to fund Neenah Germany’s benefit plans and as such the Neenah Germany defined benefit plans are currently unfunded.

The Company uses the fair value of pension plan assets to determine pension expense, rather than averaging gains and losses over a period of years. Investment gains or losses represent the difference between the expected return calculated using the fair value of the assets and the actual return based on the fair value of assets. The Company’s pension obligations are measured annually as of December 31. As of December 31, 2009, the Company’s pension plans had cumulative unrecognized investment losses and other actuarial losses of approximately $28.9 million recorded in accumulated other comprehensive income.

Other Postretirement Benefit Plans

The Company provides contributory health care and life insurance benefit plans to active employees of the Company and certain former employees.  U.S. employees who are eligible to retire and continue coverage in retirement are offered contributory postretirement health and life insurance benefits. The Company also offers retiree life insurance coverage on a contributory basis to certain Terrace Bay Mill retirees. In conjunction with the sale of the Pictou Mill, Northern Pulp assumed responsibility for all health care and life insurance benefit plans for active and retired employees of the mill.

In the fourth quarter of 2007, Neenah Canada settled a class action lawsuit brought by certain retired employees of Neenah Canada by agreeing to pay the plaintiffs approximately 5.5 million Canadian Dollars for a full and complete dismissal of all claims for retiree health and medical benefits against Neenah Canada and the Company.  Neenah Canada also agreed to continue certain retiree life insurance benefits at a reduced rate in the future.  For the year ended December 31, 2007, Neenah Canada recorded a charge related to the litigation settlement of $5.2 million.

The Company’s obligations for postretirement benefits other than pensions are measured annually as of December 31. At December 31, 2009, the assumed inflationary pre-65 and post-65 health care cost trend rates used to determine year-end obligations and costs for the year ended December 31, 2010 were 8.7 percent gradually decreasing to an ultimate rate of 4.5 percent in 2027. The assumed inflationary pre-65 and post-65 health care cost trend rates used to determine obligations at December 31, 2008 and cost for the year ended December 31, 2009 were 9.0 percent gradually decreasing to an ultimate rate of 5.0 percent in 2023.

The following table reconciles the benefit obligations, plan assets, funded status and net liability information of the Company’s pension and other benefit plans.

	Pension Benefits		Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2009	2008	2009	2008
Change in Benefit Obligation:
Benefit obligation at beginning of year	$214.2	$407.4	$36.8	$55.2
Service cost	4.5	6.8	1.9	2.2
Interest cost	14.3	18.5	2.5	2.5
Currency	0.9	(14.6)	0.5	(1.6)
Actuarial loss (gain)	11.9	(13.8)	(1.5)	(1.3)
Benefit payments from plans	(10.6)	(15.0)	(2.7)	(8.9)
Curtailments	(0.5)	—	0.4	—
Divestitures	—	(175.1)	—	(11.3)
Benefit obligation at end of year	$234.7	$214.2	$37.9	$36.8
Change in Plan Assets:
Fair value of plan assets at beginning of year	$142.9	$343.6	$—	$—
Actual gain (loss) on plan assets	23.3	(20.4)	—	—
Employer contributions	10.2	7.5	—	—
Currency	—	(11.7)	—	—
Benefit payments	(8.2)	(12.6)	—	—
Divestitures	—	(160.6)	—	—
Other	—	(2.9)	—	—
Fair value of plan assets at end of year	$168.2	$142.9	$—	$—
Reconciliation of Funded Status
Fair value of plan assets	$168.2	$142.9	$—	$—
Projected benefit obligation	234.7	214.2	37.9	36.8
Net liability recognized in statement of financial position	$(66.5)	$(71.3)	$(37.9)	$(36.8)
Amounts recognized in statement of financial position consist of:
Current liabilities	$(2.2)	$(2.6)	$(2.6)	$(2.5)
Noncurrent liabilities	(64.3)	(68.7)	(35.3)	(34.3)
Net amount recognized	$(66.5)	$(71.3)	$(37.9)	$(36.8)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Postretirement Benefits Other than Pensions
	December 31,
	2009	2008	2009	2008

Accumulated actuarial loss	$28.3	$30.9	$3.3	$5.0
Prior service cost	0.6	0.9	2.4	3.1
Total recognized in accumulated other comprehensive income	$28.9	$31.8	$5.7	$8.1

Summary disaggregated information about the pension plans follows:

	December 31,
	Assets Exceed ABO		ABO Exceed Assets		Total
	2009	2008	2009	2008	2009	2008
Projected benefit obligation	$94.6	$104.6	$140.1	$109.6	$234.7	$214.2
Accumulated benefit obligation	82.0	90.8	137.5	104.9	219.5	195.7
Fair value of plan assets	82.9	91.4	85.3	51.5	168.2	142.9

Components of Net Periodic Benefit Cost

	Pension Benefits			Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2009	2008	2007	2009	2008	2007
Service cost	$4.5	$6.8	$9.2	$1.9	$2.2	$2.4
Interest cost	14.3	18.5	28.1	2.5	2.5	2.5
Expected return on plan assets(a)	(11.3)	(19.8)	(32.0)	—	—	—
Recognized net actuarial loss	1.4	1.4	(0.2)	0.3	1.3	—
Amortization of unrecognized transition asset	—	(0.1)	1.8	—	—	(6.7)
Amortization of prior service cost	0.1	1.0	5.0	0.4	(5.0)	3.8
Cost of contractual termination benefits	—	—	0.1	—	—	—
Amount of curtailment (gain) loss recognized	0.2	—	(1.2)	0.6	—	—
Amount of settlement loss recognized	—	—	38.7	—	—	5.0
Net periodic benefit cost (credit)	9.2	7.8	49.5	5.7	1.0	7.0
Less: Cost related to discontinued operations (b)(c)	—	1.9	46.0	—	0.6	1.1
Net periodic benefit cost related to continuing operations	$9.2	$5.9	$3.5	$5.7	$0.4	$5.9

(a)          The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

(b)         In conjunction with the transfer of the Terrace Bay mill to Buchanan and as a closing condition of the agreement, the Company initiated plans to curtail and settle the Ontario Plan.  The pension cost related to the operations of the Terrace Bay mill has been classified as Loss from discontinued operations on the consolidated statements of operations.  Pension expense for the year ended December 31, 2007 includes settlement/curtailment losses related to the Ontario Plan of $38.7 million.

(c)          Pursuant to the terms of the transfer agreement, Buchanan assumed responsibility for postretirement medical and life insurance benefits for active employees at the Terrace Bay mill.

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income

	Pension Benefits		Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2009	2008	2009	2008
Net periodic benefit expense	$9.2	$7.8	$5.7	$1.0

Accumulated actuarial gain	(2.6)	(14.5)	(1.7)	(7.6)
Prior service cost (credit)	(0.3)	(9.6)	(0.7)	5.3
Transition asset	—	0.1	—	—
Total recognized in other comprehensive income	(2.9)	(24.0)	(2.4)	(2.3)
Total recognized in net periodic benefit cost and other comprehensive income	$6.3	$(16.2)	$3.3	$(1.3)

The estimated net actuarial loss and  prior service cost for the defined benefit pension plans expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $1.1 million and $0.1 million, respectively. The estimated prior service cost for postretirement benefits other than pension expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.4 million.

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31

	Pension Benefits		Postretirement Benefits Other than Pensions
	2009	2008	2009	2008
Discount rate	6.17%	6.80%	5.92%	6.82%
Rate of compensation increase	3.91%	3.42%	—	—

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31

	Pension Benefits			Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2009	2008	2007	2009	2008	2007
Discount rate	6.80%	6.10%	5.25%	6.00%	6.00%	5.66%
Expected long-term return on plan assets	7.92%	8.02%	7.90%	—	—	—
Rate of compensation increase	3.43%	3.30%	3.29%	—	—	—

Expected Long-Term Rate of Return and Investment Strategies

The expected long-term rate of return on pension fund assets held by the Company’s pension trusts was determined based on several factors, including input from pension investment consultants and projected long-term returns of broad equity and bond indices. Also considered were the plans’ historical 10-year and 15-year compounded annual returns. It is anticipated that, on average, actively managed U.S. pension plan assets will generate annual long-term rates of return of at least 8 percent. The expected long-term rate of return on the assets in the plans was based on an asset allocation assumption of about 60 percent with equity managers, with expected long-term rates of return of approximately 10 percent, and 40 percent with fixed income managers, with an expected long-term rate of return of about 6 percent. The actual asset allocation is regularly reviewed and periodically rebalanced to the targeted allocation when considered appropriate.

Plan Assets — Fair Value Measurements

The Company measures the fair value of pension plan assets in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”) which establishes a framework for measuring fair value.  ASC Topic 820 provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC Topic 820 are described below:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the plan has the ability to access.

Level 2	Inputs to the valuation methodology include:

• Quoted prices for similar assets or liabilities in active markets;

• Quoted prices for identical or similar assets or liabilities in inactive markets;

• Inputs other than quoted prices that are observable for the asset or liability;

• Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques attempt to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table sets forth by level, within the fair value hierarchy, the fair value of the Company’s pension plan assets as of December 31, 2009:

	Assets at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Equity securities:
Domestic	$—	$69.3	$—	$69.3
International	—	30.1	—	30.1
Fixed income securities	—	62.1	—	62.1
Cash and equivalents	6.7	—	—	6.7

Total assets at fair value	$6.7	$161.5	$—	$168.2

Pension plan asset allocations are as follows:

	Percentage of Plan Assets At December 31,
	2009	2008	2007
Asset Category
Equity securities	59%	55%	61%
Debt securities	37%	44%	35%
Cash and money-market funds	4%	1%	4%
Total	100%	100%	100%

The Company’s investment objectives for pension plan assets is to ensure, over the long-term life of the pension plans, an adequate pool of assets to support the benefit obligations to participants, retirees, and beneficiaries.  Specifically, these objectives include the desire to: (a) invest assets in a manner such that future assets are available to fund liabilities, (b) maintain liquidity sufficient to pay current benefits when due and (c) diversify, over time, among asset classes so assets earn a return reasonable with acceptable risk of capital.

The target investment allocation and permissible allocation range for plan assets by category are as follows:

Asset Category	Strategic Target	Permitted Range
Equity securities	65%	60-70%
Debt securities / Fixed Income	35%	30-40%

As of December 31, 2009, no company or group of companies in a single industry represented more than five percent of plan assets.

The Company’s investments assumptions are established by an investment committee composed of members of senior management and are validated periodically against actual investment returns.  As of December 31, 2009, the Company’s investment assumptions are as follows:

(a)          the plan should be substantially fully invested at all times because substantial cash holdings will reduce long-term rates of return;

(b)         equity investments will provide greater long-term returns than fixed income investments, although with greater short-term volatility;

(c)          it is prudent to diversify the plan investment across major asset classes;

(d)         allocating a portion of plan assets to foreign equities will increase portfolio diversification, decrease portfolio risk and provide the potential for long-term returns;

(e)          investment managers with active mandates can reduce portfolio risk below market risk and potentially add value through security selection strategies, and that a substantial portion of plan assets should be allocated to such active mandates;

(f)            a component of  passive, indexed management can benefit the plans through greater diversification and lower cost, and that a portion of the plan assets should be allocated to such passive mandates, and

(g)         it is appropriate to retain more than one investment manager, given the size of the plans, provided that such managers offer asset class or style diversification.

For the years ended December 31, 2009, 2008 and 2007, no plan assets were invested in the Company’s securities.

Cash Flows

At December 31, 2009, the Company expects to make aggregate contributions to pension trusts and payments of pension benefits for unfunded pension plans of approximately $14 million (based on exchange rates at December 31, 2010).

Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Plans	Postretirement Benefits Other than Pensions
2010	$11.4	$2.5
2011	11.8	1.7
2012	12.4	2.0
2013	13.8	2.4
2014	13.8	2.7
Years 2015 — 2019	82.3	18.5

Health Care Cost Trends

Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components	$—	$—
Effect on post-retirement benefit obligation	0.4	(0.5)

Defined Contribution Retirement Plans

The Company’s contributions to its defined contribution retirement plans are primarily based on the age and compensation of covered employees.  Contributions to these plans, all of which were charged to expense, were $1.4 million in 2009, $1.6 million in 2008 and $1.2 million in 2007. In addition, the Company maintains a supplemental retirement contribution plan (the “SRCP”) which is a non-qualified, unfunded defined contribution plan. The Company provides benefits under the SRCP to the extent necessary to fulfill the intent of its defined contribution retirement plans without regard to the limitations set by the Internal Revenue Code on qualified defined contribution plans.  For each of the years ended December 31, 2009, 2008 and 2007, the Company recognized expense related to the SRCP of less than $0.1 million.

Investment Plans

The Company provides voluntary contribution investment plans to substantially all North American employees. Under the plans, the Company matches a portion of employee contributions. For the years ended December 31, 2009, 2008 and 2007, costs charged to expense for company matching contributions under these plans were $1.5 million, $1.8 million and $1.7 million, respectively.

Note 9. Stock Compensation Plans

The Company established the 2004 Omnibus Stock and Incentive Plan (the “Omnibus Plan”) in December 2004 and reserved 3,500,000 shares of $0.01 par value common stock (“Common Stock”) for issuance under the Omnibus Plan. Pursuant to the terms of the Omnibus Plan, the compensation committee of the Company’s board of directors may grant various types of equity-based compensation awards, including incentive and nonqualified stock options, SARs, restricted stock, RSUs, RSUs with performance conditions (“Performance Shares”) and performance units, in addition to certain cash-based awards. All grants under the Omnibus Plan will be made at fair market value and no grant may be repriced. In general, the options expire ten years from the date of grant and vest over a three-year service period. As of December 31, 2009, approximately 1,960,000 shares of Common Stock were reserved for future issuance under the Omnibus Plan. As of December 31, 2009, the number of shares available for future issuance was not reduced by outstanding SARs because the closing market price for the Company’s common stock was less than the exercise price of all outstanding SARs. The Company accounts for stock-based compensation pursuant to the fair value recognition provisions of ASC Topic 718, Compensation—Stock Compensation (“ASC Topic 718”).

ASC Topic 718 requires the reporting of excess tax benefits related to the exercise or vesting of stock-based awards as cash provided by financing activities. For the years ended December 31, 2009, 2008 and 2007, the Company recognized excess tax benefits (costs) related to the exercise or vesting of stock-based awards of approximately $(0.2) million, $(0.7) million and $0.5 million, respectively.

Valuation and Expense Information Under ASC Topic 718

Substantially all stock-based compensation expense has been recorded in selling, general and administrative expenses.  The following table summarizes stock-based compensation costs and related income tax benefits.

	Year Ended December 31,
	2009	2008	2007
Stock-based compensation expense	$4.7	$4.0	$6.4
Income tax benefit	(1.8)	(1.5)	(2.5)
Stock-based compensation, net of income tax benefit	$2.9	$2.5	$3.9

The following table summarizes total compensation costs related to the Company’s equity awards and amounts recognized in the year ended December 31, 2009.

	Stock Options	Restricted Stock
Unrecognized compensation cost — December 31, 2008	$1.5	$1.6
Add: Grant date fair value current year grants	1.8	2.6
Less: Compensation expense recognized	1.9	2.8
Unrecognized compensation cost — December 31, 2009	$1.4	$1.4

Expected amortization period (in years)	1.9	1.7

Stock Options

For the year ended December 31, 2009, the Company awarded nonqualified stock options to Long-Term Incentive Plan (the “LTIP”) participants to purchase approximately 698,000 shares of common stock (subject to forfeiture due to termination of employment and other conditions).  In addition, the Company awarded to non-employee members of its board of directors nonqualified stock options to purchase 32,000 shares of common stock. For the year ended December 31, 2009, the weighted-average exercise price of such nonqualified stock option awards was $8.19 per share. The exercise price of the options was equal to the market price of the Company’s common stock on the date of grant.  Options awarded to LTIP participants expire in ten years and one-third vest on each of the first three anniversaries of the date of grant.  Options awarded to non-employee members of the board of directors expire in ten years and vest on the first anniversary of the date of grant. The weighted-average grant date fair value for stock options granted for the years ended December 31, 2009 and 2008 was $2.67 per share and $6.30 per share, respectively, and was estimated using the Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2009	2008
Expected life in years	5.9	5.9
Interest rate	2.4%	3.4%
Volatility	51.6%	31.5%
Dividend yield	4.9%	1.9%

For stock option awards granted in 2009, expected volatility was based on the Company’s historical stock price performance.   For stock option awards granted in 2008, expected volatility was estimated by reference to the historical stock price performance of a peer group of companies. The expected term was estimated based upon historical data for Kimberly-Clark stock option awards. The risk-free interest rate was based on the yield on U.S. Treasury bonds with a remaining term approximately equivalent to the expected term of the stock option award. Forfeitures were estimated at the date of grant.

The following table summarizes stock option activity under the Omnibus Plan for the year ended December 31, 2009:

		Number of Stock Options	Weighted-Average Exercise Price
Options outstanding — December 31, 2008		1,622,045	$30.81
Add:	Options granted	730,150	$8.19
Less:	Options forfeited/cancelled	82,347	$29.04
Options outstanding — December 31, 2009		2,269,848	$23.60

The status of outstanding and exercisable stock options as of December 31, 2009, summarized by exercise price follows:

	Options Vested or Expected to Vest				Options Exercisable
Exercise Price	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value(a)	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value(a)
$7.41 - $21.13	845,564	9.2	$9.82	$4.1	83,110	$15.72	$0.1
$24.01 - $29.43	383,500	5.5	$26.50	—	308,307	$26.69	—
$30.15 - $34.61.	689,180	4.4	$32.71	—	685,847	$32.71	—
$35.92 - $42.24	331,193	4.3	$37.34	—	286,533	$37.40	—
	2,249,437	6.4	$23.73	$4.1	1,363,797	$31.30	$0.1

(a)          Represents the total pre-tax intrinsic value as of December 31, 2009 that option holders would have received had they exercised their options as of such date.  The pre-tax intrinsic value is based on the closing market price for the Company’s common stock of $13.95 on December 31, 2009.

No stock options were exercised for the years ended December 31, 2009 and 2008.  The aggregate pre-tax intrinsic value of stock options exercised for the year ended December 31, 2007 was $1.5 million.

The following table summarizes the status of the Company’s unvested stock options as of December 31, 2009 and activity for the year then ended:

	Number of Stock Options	Weighted-Average Grant Date Fair Value
Outstanding — December 31, 2008	414,828	$6.98
Add: Options granted	730,150	$2.67
Less: Options vested	228,210	$5.54
Less: Options forfeited/cancelled	10,717	$8.43
Outstanding — December 31, 2009	906,051	$3.85

As of December 31, 2009, certain participants met age and service requirements that allowed their options to qualify for accelerated vesting upon retirement. As of December 31, 2009, there were approximately 261,500 stock options subject to accelerated vesting that such participants would have been eligible to exercise if they had retired as of such date. The aggregate grant date fair value of options subject to accelerated vesting was $1.0 million. For the year ended December 31, 2009, stock-based compensation expense for such options was $0.6 million. For the year ended December 31, 2009, the aggregate grant date fair value of options vested, including options subject to accelerated vesting, was $2.3 million.  Stock options that reflect accelerated vesting for expense recognition become exercisable according to the contract terms of the stock option grant.

In January 2009, the Compensation Committee of the Board of Directors approved the conversion of approximately 1,105,000 outstanding non-qualified stock options with an exercise price in excess of $25.00 per share to an equal number of SARs.  Upon exercise, the holder of an SAR will receive common shares equal to the number of SARs exercised multiplied by a fraction where the numerator is equal to the market price at the time of exercise minus the exercise price of the SAR and the denominator is equal to the market price at the time of exercise.  The SARs can only be settled for shares of Common Stock and the Company will not receive any cash proceeds upon exercise.  All other contractual terms of the SARs are unchanged from those of the stock options converted.  At the date of conversion the fair value of the SARs was equal to the fair value of the stock options exchanged.  As a result, the Company did not recognize any additional compensation expense due to the conversion.

Performance Shares

For the year ended December 31, 2009, the Company granted target awards of 216,400 Performance Shares to LTIP participants. The measurement period for the Performance Shares is January 1, 2009 through December 31, 2011. Common Stock equal to between 30 percent and 250 percent of the performance share target will be awarded based on the Company’s growth in earnings before interest, taxes, depreciation and amortization (“EBITDA”) minus a capital charge and total return to shareholders relative to a peer group of companies and the Russell 2000® Value small cap index. The weighted-average grant date fair value for the Performance Shares was $10.59 per share (which represents the grant date market price of the Company’s Common Stock of $7.41 per share multiplied by the probability weighted expected payout of approximately 1.43 shares of Common Stock for each Performance Share) and was estimated using a “Monte Carlo” simulation technique. Compensation cost is recognized pro rata over the vesting period.

RSUs

For the year ended December 31, 2009, the Company awarded 17,920 RSUs to non-employee members of the Company’s board of directors (“Director Awards”).  The weighted average grant date fair value of such awards was $8.04 per share.  Director Awards vest one year from the date of grant. During the vesting period, the holders of Director Awards are entitled to dividends, but the shares do not have voting rights and are forfeited in the event the holder is no longer a member of the board of directors. In addition, the Company issued 742 RSUs in lieu of dividends on RSUs held by non U.S employees and a non-U.S. member of the board of directors.

The following table summarizes the activity of the Company’s unvested stock-based awards (other than stock options) for the year ended December 31, 2009:

	Restricted Stock	Weighted-Average Grant Date Fair Value	Performance Shares/RSUs	Weighted-Average Grant Date Fair Value
Outstanding — December 31, 2008	574	$34.28	152,811	$27.69
Add: Shares granted(a)	—	—	235,062	$10.39
Less: Shares vested	574	$34.28	30,857	$30.80
Less: Shares expired or cancelled	—	—	14,802	$22.32
Outstanding — December 31, 2009(b)	—	—	342,214	$15.76

(a)          Includes the grant of 742 RSUs to non-U.S. employees and directors in lieu of cash dividends.  Such dividends-in-kind vest concurrently with the underlying RSU.

(b)         The aggregate pre-tax intrinsic value of RSUs and Performance Shares as of December 31, 2009 was $0.9 million and $1.7 million, respectively.  The aggregate pre-tax intrinsic value of Performance Shares was calculated on the shares that would be issued based on the Company’s achievement of performance targets if the performance period ended at December 31, 2009.

The aggregate pre-tax intrinsic value of restricted stock and RSUs that vested for the years ended December 31, 2009, 2008 and 2007 was $0.4 million, $1.1 million and $1.3 million, respectively.

Note 10. Stockholders’ Equity

Common Stock

The Company has authorized 100 million shares of Common Stock. Holders of the Company’s Common Stock are entitled to one vote per share.

For the years ended December 31, 2009, 2008 and 2007, the Company acquired 4,910 shares, 31,652 shares and 11,445 shares of Common Stock, respectively, at a cost of approximately $0.1 million, $0.3 million and $0.3 million, respectively, for shares surrendered by employees to pay taxes due on vested restricted stock awards.  In addition, in connection with the acquisition of Fox River, the Company acquired 100 shares of Common Stock with a fair market value of approximately four thousand dollars.

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

Each share of Common Stock contains a preferred stock purchase right that is associated with the share.  These preferred stock purchase rights are transferred only with shares of Common Stock.  The preferred stock purchase rights become exercisable and separately certificated only upon a “Rights Distribution Date” as that term is defined in the stockholder rights agreement adopted by the Company at the time of the Spin-Off.  In general, a Rights Distribution Date occurs ten business days following either of these events: (i) a person or group has acquired or obtained the right to acquire beneficial ownership of 15 percent or more of the outstanding shares of our Common Stock then outstanding or (ii) a tender offer or exchange offer is commenced that would result in a person or group acquiring 15 percent or more of the outstanding shares of our Common Stock then outstanding.

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

Note 11. Commitments

Leases

The future minimum obligations under operating leases having a noncancelable term in excess of one year as of December 31, 2009, are as follows:

2010	$3.0
2011	2.6
2012	2.0
2013	0.8
2014	0.5
Thereafter	1.2

Future minimum lease obligations	$10.1

The following table presents the Company’s rent expense under operating leases for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Rent expense	$2.5	$3.3	$3.0
Less: Amounts related to discontinued operations	—	0.5	1.0
Rent expense related to continuing operations	$2.5	$2.8	$2.0

Purchase Commitments

The Company has certain minimum purchase commitments, none of which are individually material, that extend beyond December 31, 2009. Commitments under these contracts are approximately $4.4 million in 2010, $0.4 million in 2011, $0.4 million in 2012, $0.4 million in 2013 and $0.4 million in 2014.

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

Indemnifications

Pursuant to a Distribution Agreement, an Employee Matters Agreement and a Tax Sharing Agreement, the Company has agreed to indemnify Kimberly-Clark for certain liabilities or risks related to the Spin-Off. Many of the potential indemnification liabilities under these agreements are unknown, remote or highly contingent. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable agreement. For these reasons, the Company is unable to estimate the maximum potential amount of the possible future liability under the indemnity provisions of these agreements. However, the Company accrues for any potentially indemnifiable liability or risk under these agreements for which it believes a future payment is probable and a range of loss can be reasonably estimated. As of December, 2009, management believes the Company’s liability under such indemnification obligations was not material to the consolidated financial statements.

Environmental, Health and Safety Matters

The Company is subject to federal, state and local laws, regulations and ordinances relating to various environmental, health and safety matters. The Company is in compliance with, or is taking actions designed to ensure compliance with, these laws, regulations and ordinances. However, the nature of the Company’s business exposes it to the risk of claims with respect to environmental, health and safety matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. Except for certain orders issued by environmental, health and safety regulatory agencies, with which management believes the Company is in compliance and which management believes are immaterial to the results of operations of the Company’s business, Neenah is not currently named as a party in any judicial or administrative proceeding relating to environmental, health and safety matters.

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

The Company incurs capital expenditures necessary to meet legal requirements and otherwise relating to the protection of the environment at its facilities in the United States and internationally. For these purposes, the Company has planned capital expenditures for environmental projects during the period 2010 through 2012 of approximately $1 million to $2 million annually. The Company’s anticipated capital expenditures for environmental projects are not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

Employees and Labor Relations

As of December 31, 2009, the Company had approximately 1,700 regular full-time employees of whom 675 hourly and 325 salaried employees were located in the United States and 450 hourly and 250 salaried employees were located in Germany.  As of December 31, 2009, the Company has approximately 300 hourly employees covered by collective bargaining agreements that have expired or will expire within the next 12-months.  The Company believes it has satisfactory relations with its employees covered by such collective bargaining agreements and does not expect the negotiation of new collective bargaining agreements to have a material effect on its results of operations or cash flows.

Hourly employees at the Whiting, Neenah, Munising and Appleton paper mills are represented by the United Steelworkers Union (the “USW”). The collective bargaining agreement for the Munising paper mill expired on July 14, 2009. The Company is currently negotiating a new labor agreement for the mill with the USW. In December 2009, the Company and the USW signed a new collective bargaining agreement for the Whiting paper mill that is effective through January 31, 2013. In October 2009, the Company and the USW signed a new collective bargaining agreement for the Neenah paper mill that is effective through June 30, 2013. The collective bargaining agreement for the Appleton paper mill expires on May 31, 2010. Separately, the Neenah, Whiting and Munising paper mills have bargained jointly with the union on pension matters. The agreement on pension matters will remain in effect through 2019.

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

Note 13. Transactions with Kimberly-Clark

For the years ended December 31, 2008 and 2007, the Company sold softwood and hardwood pulp to Kimberly-Clark from the Pictou pulp mill. Net sales for the pulp sold to Kimberly-Clark for the years ended December 31, 2008 and 2007 was $37 million and $115 million, respectively.  All such revenue is reported as results of discontinued operations on the consolidated statements of operations.

Pulp Supply Agreement

In conjunction with the sale of the Pictou Mill, Northern Pulp assumed responsibility for pulp sales to Kimberly-Clark pursuant to a pulp supply agreement (the “Pulp Supply Agreement”). The Company guaranteed certain obligations under the Pulp Supply Agreement; however, in the event that Northern Pulp and Kimberly-Clark entered into an amended agreement or made other material changes to the Pulp Supply Agreement, the Company’s guarantee obligations cease.  In January 2009, Northern Pulp and Kimberly-Clark entered into a new pulp supply agreement thereby terminating the Company’s guarantee obligations.

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

Business Segments

	Year Ended December 31,
	2009	2008	2007
Net sales
Fine Paper	$255.6	$335.5	$366.5
Technical Products	318.3	396.8	400.8
Intersegment sales	—	—	(0.3)
Consolidated	$573.9	$732.3	$767.0

	Year Ended December 31,
	2009	2008	2007
Operating income (loss)
Fine Paper (a)	$17.5	$34.0	$46.6
Technical Products (b)	14.4	(42.3)	24.7
Unallocated corporate costs (c)	(15.5)	(11.0)	(17.4)
Consolidated	$16.4	$(19.3)	$53.9

(a)          Operating earnings for the year ended December 31, 2009 include costs related to the closure of the Ripon Mill of $17.1 million.

(b)         The operating loss for the year ended December 31, 2008 includes a non-cash pre-tax goodwill and other intangible asset impairment charge of $54.5 million.

(c)          Unallocated corporate costs for the year ended December 31, 2008 include a gain of approximately $4.3 million related to the settlement certain post-employment obligations for Terrace Bay retirees.

	Year Ended December 31,
	2009	2008	2007
Depreciation and amortization
Fine Paper	$10.7	$11.4	$11.3
Technical Products	17.8	18.9	17.2
Pulp	—	1.9	10.7
Corporate	6.0	6.4	6.1
Total	34.5	38.6	45.3
Less: Discontinued operations	—	1.9	10.7
Total Continuing Operations	$34.5	$36.7	$34.6

	Year Ended December 31,
	2009	2008	2007
Capital expenditures
Fine Paper	$4.0	$8.9	$9.5
Technical Products	4.3	15.0	39.5
Pulp	—	1.4	5.4
Corporate	0.1	4.7	3.9
Total	8.4	30.0	58.3
Less: Discontinued operations	—	1.4	5.4
Total Continuing Operations	$8.4	$28.6	$52.9

	December 31,
	2009	2008
Total Assets
Fine Paper	$166.3	$190.7
Technical Products	353.4	366.6
Assets held for sale	10.0	3.3
Corporate and other	107.8	129.4
Total	$637.5	$690.0

Geographic Information

	Year Ended December 31,
	2009	2008	2007
Net sales
United States	$360.9	$467.3	$502.9
Europe	213.0	265.0	264.4
Intergeographic items	—	—	(0.3)
Consolidated	$573.9	$732.3	$767.0

	December 31,
	2009	2008
Total Assets
United States	$330.9	$371.8
Canada	5.4	3.3
Europe	301.2	314.9
Total	$637.5	$690.0

Net sales are attributed to geographic areas based on the physical location of the entities. Segment identifiable assets are those that are directly used in the segments operations. Corporate assets are primarily cash, deferred income taxes and deferred financing costs.

Concentrations

For the years ended December 31, 2009, 2008 and 2007, sales to the fine paper business’s two largest customers (both of which are distributors) represented approximately 30 percent of its total sales. For the years ended December 31, 2009, 2008 and 2007, no single customer accounted for more than 10 percent of the Company’s consolidated revenue. Except for certain specialty latex grades and specialty softwood pulp used by Technical Products, management is not aware of any significant concentration of business transacted with a particular supplier that could, if suddenly eliminated, have a material adverse affect on its operations. An interruption in supply of a latex specialty grade or of specialty softwood pulp could disrupt and eventually cause a shutdown of production of certain technical products.

Note 15. Supplemental Data

Supplemental Statement of Operations Data

	Year Ended December 31,
	2009	2008	2007
Summary of Advertising and Research Expenses
Advertising expense	$6.5	$8.7	$10.3
Research expense	5.5	6.5	6.4

	Year Ended December 31,
	2009	2008	2007
Summary of Other (Income) Expense - net
(Gain) loss on property disposals	$0.2	$(6.3)	$0.4
Net gain from risk management activities	(0.1)	(0.7)	(4.4)
Litigation settlement	—	—	5.2
Terrace Bay employee benefits	0.7	(4.4)	(3.4)
Other income - net	(1.0)	(1.4)	(2.3)
Total other income - net	(0.2)	(12.8)	(4.5)
Less: (Income) expense related to discontinued operations	0.8	(1.5)	(2.8)
Other income - net related to continuing operations	$(1.0)	$(11.3)	$(1.7)

Supplemental Balance Sheet Data

	December 31,
	2009	2008
Summary of Accounts Receivable— net
Accounts Receivable:
From customers	$69.4	$64.7
Other	0.2	0.2
Less allowance for doubtful accounts and sales discounts	(1.9)	(1.7)
Total	$67.7	$63.2

	December 31,
	2009	2008
Summary of Inventories
Inventories by Major Class:
Raw materials	$16.6	$21.8
Work in progress	11.7	13.0
Finished goods	49.4	59.0
Supplies and other	1.7	3.0
	79.4	96.8
Excess of FIFO over LIFO cost	(8.7)	(8.2)
Total	$70.7	$88.6

	December 31,
	2009	2008
Summary of Prepaid and Other Current Assets
Prepaid and other current assets	$7.6	$11.8
Spare parts	5.5	6.6
Receivable from FiberMark for German taxes	0.6	0.6
Total	$13.7	$19.0

	December 31,
	2009	2008
Assets Held for Sale
The Woodlands (Note 5)	$3.8	$3.3
Ripon Mill property, plant and equipment - net (Note 3)	6.2	—
Total	$10.0	$3.3

	December 31,
	2009	2008
Summary of Property, Plant and Equipment — Net
Land and land improvements	$21.9	$23.9
Buildings	97.8	99.9
Machinery and equipment	445.1	439.1
Construction in progress	4.8	12.5
	569.6	575.4
Less accumulated depreciation and depletion	285.2	259.2
Net Property, Plant and Equipment	$284.4	$316.2

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $30.1 million, $34.7 million and $41.6 million, respectively. For the year ended December 31, 2009, less than $0.1 million in interest expense was capitalized as part of the cost of capital projects.  Interest expense capitalized as part of the costs of capital projects was $0.5 million and $0.3 million for the years ended December 31, 2008 and 2007, respectively.

	December 31,
	2009	2008
Summary of Accrued Expenses
Accrued salaries and employee benefits	$18.2	$19.0
Liability for uncertain income tax positions	9.5	12.9
Accrued interest	2.1	2.1
Accrued restructuring costs (Note 3)	4.0	1.7
Accrued income taxes	0.4	1.3
Other	14.4	13.3
Total	$48.6	$50.3

	December 31,
	2009	2008
Summary of Noncurrent Employee Benefits and Other Obligations
Pension benefits	$64.3	$68.7
Post-employment benefits other than pensions (a)	40.7	39.1
Other	3.3	3.5
Total	$108.3	$111.3

(a)          Includes $5.4 million and $4.8 million in long-term disability benefits due to Terrace Bay retirees as of December 31, 2009 and 2008, respectively.

Supplemental Cash Flow Data

	Year Ended December 31,
	2009	2008	2007
Net cash provided by (used in) changes in working capital, net of effects of acquisitions
Accounts receivable	$(4.5)	$48.7	$(14.3)
Inventories	17.7	(2.4)	(1.1)
Income taxes receivable	9.8	(10.6)	—
Prepaid and other current assets	1.4	2.6	(3.3)
Accounts payable	(4.5)	(33.3)	2.8
Accrued expenses	6.6	(23.6)	13.1
Foreign currency effects on working capital	0.9	(2.5)	8.7
Total	$27.4	$(21.1)	$5.9

	Year Ended December 31,
	2009	2008	2007
Cash paid during the year for interest, net of interest expense capitalized	$20.2	$23.0	$23.7
Cash paid (received) during the year for income taxes, net of refunds	(7.7)	6.6	6.2
Non-cash investing activities:
Liability for equipment acquired	1.8	2.7	3.9

Note 16. Condensed Consolidating Financial Information

Neenah Paper Company of Canada, Neenah Paper Michigan, Inc. and Neenah Paper Sales, Inc. (the “Guarantor Subsidiaries”) guarantee the Company’s Senior Notes. The Guarantor Subsidiaries are 100 percent owned by the Company and all guarantees are full and unconditional.  The following condensed consolidating financial information is presented in lieu of consolidated financial statements for the Guarantor Subsidiaries as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2009

	Neenah Paper, Inc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$248.2	$112.4	$213.3	$—	$573.9
Cost of products sold	186.2	92.6	193.5	—	472.3
Gross profit	62.0	19.8	19.8	—	101.6
Selling, general and administrative expenses	45.4	10.0	13.7	—	69.1
Restructuring costs	(0.4)	17.1	0.4	—	17.1
Other (income) expense - net	0.1	0.9	(2.0)	—	(1.0)
Operating income (loss)	16.9	(8.2)	7.7	—	16.4
Equity in earnings of subsidiaries	(2.5)	—	—	2.5	—
Interest expense-net	21.4	0.8	1.0	—	23.2
Income (loss) from continuing operations before income taxes	(2.0)	(9.0)	6.7	(2.5)	(6.8)
Benefit for income taxes	(0.8)	(4.0)	(0.2)	—	(5.0)
Income (loss) from continuing operations	(1.2)	(5.0)	6.9	(2.5)	(1.8)
Income from discontinued operations, net of income tax provision	—	0.6	—	—	0.6
Net income (loss)	$(1.2)	$(4.4)	$6.9	$(2.5)	$(1.2)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2008

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$284.2	$183.1	$265.0	$—	$732.3
Cost of products sold	230.1	161.1	242.0	—	633.2
Gross profit	54.1	22.0	23.0	—	99.1
Selling, general and administrative expenses	47.6	12.3	15.3	—	75.2
Goodwill and other intangible asset impairment charge	—	—	54.5	—	54.5
Other income (expense) - net	0.6	(10.9)	(1.0)	—	(11.3)
Operating income (loss)	5.9	20.6	(45.8)	—	(19.3)
Equity in losses of subsidiaries	146.7	—	—	(146.7)	—
Interest expense-net	21.6	1.9	1.5	—	25.0
Income (loss) from continuing operations before income taxes	(162.4)	18.7	(47.3)	146.7	(44.3)
Provision (benefit) for income taxes	(3.9)	9.5	(2.6)	—	3.0
Income (loss) from continuing operations	(158.5)	9.2	(44.7)	146.7	(47.3)
Loss from discontinued operations, net of income tax benefit	—	(111.2)	—	—	(111.2)
Net income (loss)	$(158.5)	$(102.0)	$(44.7)	$146.7	$(158.5)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2007

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$222.8	$280.2	$264.3	$(0.3)	$767.0
Cost of products sold	157.0	251.2	227.6	(0.3)	635.5
Gross profit	65.8	29.0	36.7	—	131.5
Selling, general and administrative expenses	42.0	21.9	15.4	—	79.3
Other income - net	(0.1)	(1.0)	(0.6)	—	(1.7)
Operating income	23.9	8.1	21.9	—	53.9
Equity in earnings of subsidiaries	(9.2)	—	—	9.2	—
Interest expense-net	22.6	2.8	—	—	25.4
Income from continuing operations before income taxes	10.5	5.3	21.9	(9.2)	28.5
Provision (benefit) for income taxes	0.3	—	(4.0)	—	(3.7)
Income from continuing operations	10.2	5.3	25.9	(9.2)	32.2
Loss from discontinued operations, net of income tax benefit	—	(22.0)	—	—	(22.0)
Net income (loss)	$10.2	$(16.7)	$25.9	$(9.2)	$10.2

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2009

	Neenah Paper, Inc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$2.1	$2.0	$1.5	$—	$5.6
Accounts receivable - net	23.8	16.1	27.8	—	67.7
Inventories	38.1	8.9	23.7	—	70.7
Income taxes receivable	0.3	0.5	—	—	0.8
Deferred income taxes	4.7	57.0	—	—	61.7
Intercompany amounts receivable	68.7	49.4	—	(118.1)	—
Prepaid and other current assets	5.2	1.7	6.8	—	13.7
Assets held for sale	—	10.0	—	—	10.0
Total current assets	142.9	145.6	59.8	(118.1)	230.2
Property, plant and equipment at cost	262.2	99.5	207.9	—	569.6
Less accumulated depreciation	180.3	62.9	42.0	—	285.2
Property, plant and equipment — net	81.9	36.6	165.9	—	284.4
Investments in subsidiaries	280.5	—	—	(280.5)	—
Deferred Income Taxes	10.9	26.5	—	—	37.4
Goodwill	—	—	44.9	—	44.9
Intangible assets	2.9	—	24.6	—	27.5
Other Assets	6.5	0.1	6.5	—	13.1
TOTAL ASSETS	$525.6	$208.8	$301.7	$(398.6)	$637.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$40.9	$—	$14.7	$—	$55.6
Accounts payable	16.3	5.3	8.4	—	30.0
Intercompany amounts payable	49.4	68.7	—	(118.1)	—
Accrued expenses	23.6	14.8	10.2	—	48.6
Total current liabilities	130.2	88.8	33.3	(118.1)	134.2
Long-term Debt	252.9	—	10.7	—	263.6
Deferred Income Taxes	—	—	23.7	—	23.7
Noncurrent Employee Benefits and Other Obligations	34.8	38.7	34.8	—	108.3
TOTAL LIABILITIES	417.9	127.5	102.5	(118.1)	529.8
STOCKHOLDERS’ EQUITY	107.7	81.3	199.2	(280.5)	107.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$525.6	$208.8	$301.7	$(398.6)	$637.5

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2008

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$1.9	$1.1	$0.3	$—	$3.3
Accounts receivable, net	22.4	12.9	27.9	—	63.2
Inventories	45.8	11.2	31.6	—	88.6
Income taxes receivable	11.2	—	—	—	11.2
Deferred income taxes	3.5	61.9	—	—	65.4
Intercompany amounts receivable	69.6	55.6	—	(125.2)	—
Prepaid and other current assets	5.5	5.4	8.1	—	19.0
Assets held for sale—discontinued operations	—	3.3	—	—	3.3
Total current assets	159.9	151.4	67.9	(125.2)	254.0
Property, plant and equipment, at cost	261.7	113.4	200.3	—	575.4
Less accumulated depreciation	169.1	62.1	28.0	—	259.2
Property, plant and equipment — net	92.6	51.3	172.3	—	316.2
Investments In Subsidiaries	292.9	—	—	(292.9)	—
Deferred Income Taxes	9.6	25.6	0.1	—	35.3
Goodwill	—	—	43.8	—	43.8
Intangible Assets—net	3.0	—	25.7	—	28.7
Other Assets	6.8	0.1	5.1	—	12.0
TOTAL ASSETS	$564.8	$228.4	$314.9	$(418.1)	$690.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$5.0	$—	$19.1	$—	$24.1
Accounts payable	17.4	3.2	14.7	—	35.3
Intercompany amounts payable	55.6	69.6	—	(125.2)	—
Accrued expenses	21.8	17.1	11.4	—	50.3
Total current liabilities	99.8	89.9	45.2	(125.2)	109.7
Long-term Debt	328.3	—	12.2	—	340.5
Deferred Income Taxes	—	—	25.4	—	25.4
Noncurrent Employee Benefits and Other Obligations	33.6	44.3	33.4	—	111.3
TOTAL LIABILITIES	461.7	134.2	116.2	(125.2)	586.9
STOCKHOLDERS’ EQUITY	103.1	94.2	198.7	(292.9)	103.1
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$564.8	$228.4	$314.9	$(418.1)	$690.0

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2009

	Neenah Paper, Inc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income (loss)	$(1.2)	$(4.4)	$6.9	$(2.5)	$(1.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities Depreciation and amortization	15.2	4.6	14.7	—	34.5
Stock-based compensation	4.7	—	—	—	4.7
Deferred income tax benefit	(2.8)	(4.4)	(2.2)	—	(9.4)
Ripon Mill non-cash charges	—	6.3	—	—	6.3
(Gain) loss on other asset dispositions	0.2	—	—	—	0.2
Net cash provided by changes in operating working capital	19.9	4.7	2.8	—	27.4
Equity in earnings of subsidiaries	(2.5)	—	—	2.5	—
Pension and other post-employment benefits	4.5	(2.9)	0.8	—	2.4
Other	(0.9)	1.0	(0.1)	—	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	37.1	4.9	22.9	—	64.9
INVESTING ACTIVITIES
Capital expenditures	(3.4)	(1.4)	(3.6)	—	(8.4)
Proceeds from asset sales	—	0.8	—	—	0.8
Other	0.8	(0.3)	(1.2)	—	(0.7)
NET CASH USED IN INVESTING ACTIVITIES	(2.6)	(0.9)	(4.8)	—	(8.3)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	42.6	—	—	—	42.6
Repayments of long-term debt	(85.8)	—	(1.8)	—	(87.6)
Short-term borrowings	0.9	—	11.3	—	12.2
Repayments of short-term borrowings	—	—	(15.4)	—	(15.4)
Cash dividends paid	(5.9)	—	—	—	(5.9)
Other	(0.1)	—	—	—	(0.1)
Intercompany transfers - net	14.0	(3.1)	(10.9)	—	—
NET CASH USED IN FINANCING ACTIVITIES	(34.3)	(3.1)	(16.8)	—	(54.2)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(0.1)	—	(0.1)
NET INCREASE IN CASH AND CASH EQUIVALENTS	0.2	0.9	1.2	—	2.3
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1.9	1.1	0.3	—	3.3
CASH AND CASH EQUIVALENTS, END OF YEAR	$2.1	$2.0	$1.5	$—	$5.6

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2008

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income (loss)	$(158.5)	$(102.0)	$(44.7)	$146.7	$(158.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	15.4	7.4	15.8	—	38.6
Stock-based compensation	4.0	—	—	—	4.0
Deferred income tax provision (benefit)	3.1	(55.2)	(4.0)	—	(56.1)
Goodwill and other intangible asset impairment charge	—	—	54.5	—	54.5
Asset impairment loss	—	91.2	—	—	91.2
Loss on disposal - transfer of the Pictou Mill	—	29.4	—	—	29.4
Amortization of deferred revenue - transfer of the Pictou Mill	—	(2.8)	—	—	(2.8)
Loss on disposal - transfer of the Pictou Mill postretirement benefit plans	—	53.7	—	—	53.7
Gain on curtailment of postretirement benefit plan	—	(4.3)	—	—	(4.3)
(Gain) loss on other asset dispositions	0.4	(6.7)	—	—	(6.3)
Increase (decrease) in working capital	(20.2)	7.9	(8.8)	—	(21.1)
Equity in losses of subsidiaries	146.7	—	—	(146.7)	—
Pension and other postretirement benefits	(3.8)	(4.6)	0.8	—	(7.6)
Other	(0.4)	(1.1)	(0.1)	—	(1.6)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(13.3)	12.9	13.5	—	13.1
INVESTING ACTIVITIES
Capital expenditures	(11.2)	(7.4)	(11.4)	—	(30.0)
Payments in conjunction with transfer of the Pictou Mill	—	(13.6)	—	—	(13.6)
Proceeds from asset sales	—	13.8	—	—	13.8
Other	(1.3)	0.8	(0.1)	—	(0.6)
NET CASH USED IN INVESTING ACTIVITIES	(12.5)	(6.4)	(11.5)	—	(30.4)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	53.7	—	—	—	53.7
Repayments of long-term debt	(34.6)	—	—	—	(34.6)
Short-term borrowings	—	—	18.7	—	18.7
Repayments of short-term debt	—	—	(3.3)	—	(3.3)
Cash dividends paid	(6.0)	—	—	—	(6.0)
Share purchases	(9.4)	—	—	—	(9.4)
Other	(0.3)	(0.6)	—	—	(0.9)
Intercompany transfers - net	25.2	(7.6)	(17.6)	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	28.6	(8.2)	(2.2)	—	18.2
NET CHANGE IN CASH AND CASH EQUIVALENTS	2.8	(1.7)	(0.2)	—	0.9
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	(0.9)	2.8	0.5	—	2.4
CASH AND CASH EQUIVALENTS, END OF YEAR	$1.9	$1.1	$0.3	$—	$3.3

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2007

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income (loss)	$10.2	$(16.7)	$25.9	$(9.2)	$10.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	15.1	16.2	14.0	—	45.3
Stock-based compensation	5.8	0.3	0.3	—	6.4
Deferred income tax provision (benefit)	(4.8)	(17.8)	(10.1)	—	(32.7)
Gain on sale of woodlands	—	(6.2)	—	—	(6.2)
(Gain) loss on other asset dispositions	0.2	(1.0)	—	—	(0.8)
Net cash provided by (used in) changes in operating working capital, net of effects of acquisition	2.5	5.3	(1.9)	—	5.9
Equity in earnings of subsidiaries	(9.2)	—	—	9.2	—
Pension and other postretirement benefits	2.9	(0.8)	2.0	—	4.1
Loss on curtailment and settlement of pension plan	—	38.7	—	—	38.7
Other	0.1	(0.1)	(1.4)	—	(1.4)
NET CASH PROVIDED BY OPERATING ACTIVITIES	22.8	17.9	28.8	—	69.5
INVESTING ACTIVITIES
Capital expenditures	(12.9)	(10.0)	(35.4)	—	(58.3)
Acquisition of Fox River, net of cash acquired	(54.7)	—	—	—	(54.7)
Acquisition of Neenah Germany, net of cash acquired	(1.5)	—	—	—	(1.5)
Other	0.1	0.5	0.5	—	1.1
NET CASH USED IN INVESTING ACTIVITIES	(69.0)	(9.5)	(34.9)	—	(113.4)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	63.6	—	13.4	—	77.0
Repayments of long-term debt	(34.1)	—	—	—	(34.1)
Short-term borrowings	—	—	8.0	—	8.0
Repayments of short-term borrowings	—	—	(5.0)	—	(5.0)
Cash dividends paid	(6.0)	—	—	—	(6.0)
Proceeds from exercise of stock options	3.7	—	—	—	3.7
Other	0.2	—	—	—	0.2
Intercompany transfers - net	17.8	(6.4)	(11.4)	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	45.2	(6.4)	5.0	—	43.8
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	0.3	0.6	—	0.9
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1.0)	2.3	(0.5)	—	0.8
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	0.1	0.5	1.0	—	1.6
CASH AND CASH EQUIVALENTS, END OF YEAR	$(0.9)	$2.8	$0.5	$—	$2.4

Note 17. Subsequent Event

On March 1, 2010, the Company announced that Neenah Canada had signed a definitive agreement to sell the Woodlands to Northern Timber Nova Scotia Corporation, a new operating company jointly owned by Atlas and Blue Wolf, for C$82.5 million ($78.6 million).  The Company will receive the proceeds at the time of closing, which is expected to occur before March 31, 2010. Proceeds from the sale will be used to repay the $40 million New Term Loan in full and reduce the balance of revolving loans outstanding under our Restated Credit Agreement to zero. In addition, approximately $3.1 million in contract termination payments related to the closure of the Ripon Mill will become due and payable upon the sale of the Woodlands.  The Company’s ability to use proceeds in excess of amounts outstanding under the Restated Credit Agreement is restricted to “permitted uses” as defined in the indenture for the Senior Notes. The transaction is expected to result in a pre-tax gain of approximately $75 million which will be recognized at the time of closing. The transaction is not expected to generate a cash tax liability because the tax basis for the Woodlands is approximately equal to the sale price. The sale will result in the Company’s substantially complete liquidation of its Canadian operations. In accordance with ASC Topic 830, Foreign Currency Matters, the gain on sale will also include the reclassification from accumulated other comprehensive income of $88 million in deferred foreign currency translation gains.  Fees and other costs associated with the transaction are minimal.

Note 18. Unaudited Quarterly Data

	2009 Quarters
	First	Second (a)	Third	Fourth	Year (a)
Net Sales	$134.1	$135.2	$150.1	$154.5	$573.9
Gross Profit	20.5	24.2	28.3	28.6	101.6
Operating Income (Loss)	4.9	(10.5)	10.7	11.3	16.4
Income (Loss) From Continuing Operations	(0.7)	(8.6)	3.4	4.1	(1.8)
Earnings (Loss) Per Common Share From Continuing Operations:
Basic	$(0.05)	$(0.58)	$0.23	$0.28	$(0.12)
Diluted	$(0.05)	$(0.58)	$0.23	$0.28	$(0.12)

	2008 Quarters
	First	Second	Third	Fourth (b)	Year (b)
Net Sales	$205.6	$194.5	$185.6	$146.6	$732.3
Gross Profit	34.2	28.9	25.0	11.0	99.1
Operating Income (Loss)	17.9	14.2	12.3	(63.7)	(19.3)
Income (Loss) From Continuing Operations	8.5	6.2	5.0	(67.0)	(47.3)
Earnings (Loss) Per Common Share From Continuing Operations:
Basic	$0.58	$0.43	$0.34	$(4.58)	$(3.24)
Diluted	$0.57	$0.42	$0.34	$(4.58)	$(3.24)

(a)          Includes costs related to the closure of the Ripon Mill of $17.1 million.

(b)         Includes non-cash pre-tax goodwill and other intangible asset impairment charge of $54.5 million.

SCHEDULE II

NEENAH PAPER, INC. AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(Dollars in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-offs and Reclassifications		Balance at End of Period
December 31, 2009
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$1.1	$0.3	$—	$(0.2	)(a)	$1.2
Allowances for sales discounts	0.6	0.1	—	—		0.7
Deferred income tax valuation allowance	—	1.5	—	—		1.5
December 31, 2008
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$1.1	$0.4	$(0.1)	$(0.3	)(a)	$1.1
Allowances for sales discounts	1.0	(0.5)	0.1	—		0.6
December 31, 2007
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$3.6	$0.1	$—	$(2.6	)(a)	$1.1
Allowances for sales discounts	0.8	0.2	—	—		1.0

(a)          Principally uncollectible receivables written off