Form 10-Q
period 2010-03-31
Neenah Paper Inc
filed 2010-05-10
CIK 1296435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, there were approximately 14,710,000 shares of the Company’s common stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net sales	$167.3	$134.1
Cost of products sold	135.0	113.6
Gross profit	32.3	20.5
Selling, general and administrative expenses	16.3	16.3
Other income - net	(0.4)	(0.7)
Operating income	16.4	4.9
Interest expense - net	5.7	5.7
Income (loss) from continuing operations before income taxes	10.7	(0.8)
Provision (benefit) for income taxes	3.4	(0.1)
Income (loss) from continuing operations	7.3	(0.7)
Income from discontinued operations, net of income taxes (Note 5)	134.6	0.1
Net income (loss)	$141.9	$(0.6)

Earnings (Loss) Per Common Share
Basic
Continuing operations	$0.50	$(0.05)
Discontinued operations	9.12	0.01
	$9.62	$(0.04)
Diluted
Continuing operations	$0.48	$(0.05)
Discontinued operations	8.81	0.01
	$9.29	$(0.04)

Weighted Average Common Shares Outstanding (in thousands)
Basic	14,692	14,672
Diluted	15,204	14,672
Cash Dividends Declared Per Share of Common Stock	$0.10	$0.10

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$14.4	$5.6
Restricted cash (Note 7)	9.5	—
Accounts receivable (less allowances of $2.0 million and $1.9 million)	77.2	67.7
Inventories	69.0	70.7
Income taxes receivable	0.7	0.8
Deferred income taxes	12.7	61.7
Prepaid and other current assets	11.7	13.7
Assets held for sale (Note 6)	6.2	10.0
Total Current Assets	201.4	230.2
Property, Plant and Equipment, at cost	556.8	569.6
Less accumulated depreciation	288.6	285.2
Property, plant and equipment—net	268.2	284.4
Deferred Income Taxes	54.9	37.4
Goodwill	42.1	44.9
Intangible Assets—net	25.6	27.5
Other Assets	11.3	13.1
TOTAL ASSETS	$603.5	$637.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$11.6	$55.6
Accounts payable	33.2	30.0
Accrued salaries and employee benefits	18.4	18.2
Accrued expenses	31.7	30.4
Total Current Liabilities	94.9	134.2
Long-term Debt	235.1	263.6
Deferred Income Taxes	21.9	23.7
Noncurrent Employee Benefits	99.6	105.0
Other Noncurrent Obligations	3.0	3.3
TOTAL LIABILITIES	454.5	529.8
Commitments and Contingencies (Note 11)
TOTAL STOCKHOLDERS’ EQUITY	149.0	107.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$603.5	$637.5

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$141.9	$(0.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8.0	8.4
Stock-based compensation	1.2	1.0
Deferred income tax provision (benefit)	30.8	(0.4)
Gain on sale of the Woodlands (Note 5)	(74.1)	—
Reclassification of cumulative translation adjustments related to investments in Canada (Note 3)	(87.9)	—
Loss on asset dispositions	—	0.3
Decrease (increase) in working capital	(2.3)	21.3
Pension and other postretirement benefits	(3.2)	(0.3)
Other	(0.1)	(0.3)
NET CASH PROVIDED BY OPERATING ACTIVITIES	14.3	29.4
INVESTING ACTIVITIES
Capital expenditures	(2.3)	(2.8)
Net proceeds from sale of the Woodlands	78.0	—
Increase in restricted cash	(9.5)	—
Other	1.0	(0.2)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	67.2	(3.0)
FINANCING ACTIVITIES
Repayments of long-term debt	(67.8)	(17.3)
Short-term borrowings	1.1	0.6
Repayments of short-term debt	(4.4)	(5.4)
Cash dividends paid	(1.4)	(1.5)
Other	(0.2)	—
NET CASH USED IN FINANCING ACTIVITIES	(72.7)	(23.6)
NET INCREASE IN CASH AND CASH EQUIVALENTS	8.8	2.8
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5.6	3.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14.4	$6.1
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest expense capitalized	$0.9	$1.0
Cash paid (received) during period for income taxes	$0.3	$(11.4)
Non-cash investing activities:
Liability for equipment acquired	$0.5	$0.8

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

The fine paper business is a leading producer of premium writing, text, cover and specialty papers used in corporate identity packages, corporate annual reports, invitations, personal stationery and high-end packaging for point of sale advertising. The technical products business is a leading international producer of transportation and other filter media, durable, saturated and coated substrates for a variety of end uses and nonwoven wall coverings.

In March 2010, the Company’s wholly owned subsidiary, Neenah Paper Company of Canada (“Neenah Canada”) sold approximately 475,000 acres of woodland assets in Nova Scotia (the “Woodlands”) to Northern Timber Nova Scotia Corporation, an affiliate of Northern Pulp Nova Scotia Corporation (collectively, “Northern Pulp”), for C$82.5 million ($78.6 million). The sale resulted in a pre-tax gain, net of fees and other transaction costs, of $74.1 million. The sale of the Woodlands resulted in the substantially complete liquidation of the Company’s investment in Neenah Canada.  In accordance with Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Matters (“ASC Topic 830”), $87.9 million of cumulative currency translation adjustments attributable to the Company’s Canadian subsidiaries have been reclassified into earnings and recognized as part of the gain on sale of the Woodlands. The transaction did not generate a cash tax liability because the tax basis for the Woodlands was approximately equal to the sale price. See Note 5, “Discontinued Operations.”

For the three months ended March 31, 2010, the results of operations, the gain on sale of the Woodlands ($74.1 million) and the reclassification of cumulative currency translation adjustments attributable to the Company’s Canadian subsidiaries into earnings ($87.9 million) are reported as discontinued operations in the condensed consolidated statements of operations. The results of operations of the Woodlands are reported as discontinued operations for the three months ended March 31, 2009.  See Note 5, “Discontinued Operations.”

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K.  The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

The condensed consolidated financial statements of Neenah and its subsidiaries included herein are unaudited, except for the December 31, 2009 condensed consolidated balance sheet, which was derived from audited financial statements.  The condensed consolidated financial statements include the financial statements of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements.

Earnings (Loss) per Share (“EPS”)

The Company computes basic earnings (loss) per share (“EPS”) in accordance with ASC Topic 260, Earnings Per Share (“ASC Topic 260”).   In accordance with ASC Topic 260, share-based awards with non-forfeitable dividends are classified as participating securities. In calculating basic earnings per share, this method requires net income to be reduced by the amount of dividends declared in the current period for each participating security and by the contractual amount of dividends or other participation payments that are paid or accumulated for the current period. Undistributed earnings for the period are allocated to participating securities based on the contractual participation rights of the security to share in those current earnings assuming all earnings for the period are distributed. Holders of restricted stock, restricted stock units (“RSUs”) and target performance unit awards (“Performance Units”) have contractual participation rights that are equivalent to those of common stockholders. Therefore, the Company allocates undistributed earnings to restricted stock, RSUs and common stockholders based on their respective average ownership percentages for the period.

ASC Topic 260 also requires companies with participating securities to calculate diluted earnings per share using the “Two-Class” method. The “Two-Class” method requires the denominator to include the weighted average participating securities along with the additional share equivalents from the assumed conversion of stock options calculated using the “Treasury Stock” method, subject to the anti-dilution provisions of ASC Topic 260.

Diluted EPS was calculated to give effect to all potentially dilutive common shares using the “Treasury Stock” method. Outstanding stock options, stock appreciation rights (“SARS”), RSUs and Performance Units represent the only potentially dilutive non-participating security effects on the Company’s weighted-average shares.  For the three months ended March 31, 2010 and 2009 approximately 1,620,000 and 1,790,000 potentially dilutive stock-based compensation awards, respectively, were excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s common stock for the period the options were outstanding.  In addition, as a result of the loss from continuing operations for the three months ended March 31, 2009, approximately 40,000 incremental shares resulting from the assumed vesting of potentially dilutive securities were excluded from the diluted earnings per share calculation, as the effect would have been anti-dilutive.

The following table presents the computation of basic and diluted EPS (dollars in millions except per share amounts, shares in thousands):

	Three Months Ended March 31,
	2010	2009
Income (loss) from continuing operations	$7.3	$(0.7)
Less: Distributed and undistributed amounts allocated to participating securities (a)	—	—
Income (loss) from continuing operations available to common stockholders	7.3	(0.7)
Income from discontinued operations, net of income taxes	134.6	0.1
Less: Undistributed amounts allocated to participating securities	0.6	—
Net income (loss) available to common stockholders	$141.3	$(0.6)

Weighted-average basic shares outstanding	14,692	14,672
Add: Assumed incremental shares under stock compensation plans	512	—
Weighted-average diluted shares	15,204	14,672

Earnings (Loss) Per Common Share
Basic
Continuing operations	$0.50	$(0.05)
Discontinued operations	9.12	0.01
	$9.62	$(0.04)
Diluted
Continuing operations	$0.48	$(0.05)
Discontinued operations	8.81	0.01
	$9.29	$(0.04)

(a)   In accordance with ASC Topic 260, for the three months ended March 31, 2009 undistributed losses have been entirely allocated to common stockholders due to the fact that the holders of participating securities are not contractually obligated to share in the losses of the Company.

Note 2.  Accounting Standard Changes

As of March 31, 2010, no amendments to the ASC had been issued that will have or are reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 3.  Comprehensive Income (Loss)

Comprehensive income (loss) includes, in addition to net income (loss), gains and losses recorded directly into stockholders’ equity on the condensed consolidated balance sheet. These gains and losses are referred to as other comprehensive income items. Accumulated other comprehensive income (loss) consists of foreign currency translation gains and (losses) and adjustments related to pensions and other postretirement benefits. The Company does not provide income taxes for foreign currency translation adjustments related to indefinite investments in international subsidiaries.  The sale of the Woodlands resulted in the substantially complete liquidation of the Company’s investment in Neenah Canada.  In accordance with ASC Topic 830, $87.9 million of cumulative currency translation adjustments attributable to the Company’s Canadian subsidiaries have been reclassified into earnings and recognized as part of the gain on sale of the Woodlands. There were no tax consequences related to the repatriation of funds from the sale of the Woodlands.  As of March 31, 2010 and December 31, 2009, accumulated other comprehensive income (loss) was $(8.7) million and $91.5 million, respectively.

The following table presents the components of comprehensive income (loss):

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$141.9	$(0.6)
Other comprehensive income (loss):
Unrealized foreign currency translation loss	(12.6)	(10.5)
Reclassification of cumulative translation adjustments related to investments in Canada	(87.9)	—
Adjustments to pension and other post-employment benefit liabilities	0.3	0.4
Total other comprehensive loss	(100.2)	(10.1)
Comprehensive income (loss)	$41.7	$(10.7)

Note 4.  Closure of the Ripon Mill

In May 2009, the Company permanently closed its fine paper mill located in Ripon, California (the “Ripon Mill”).  The Ripon Mill had one paper machine with an annual capacity of approximately 35,000 tons.  For the year ended December 31, 2009, the closure resulted in a pre-tax charge of $17.1 million.  The charge was comprised of approximately $5.8 million in non-cash charges primarily for losses related to the carrying value of property, plant and equipment, a curtailment loss of $0.8 million related to postretirement benefit plans in which employees of the Ripon Mill participated and cash payments for contract terminations and severance and other employee costs of approximately $10.5 million.  The Company paid approximately $6.5 million of such costs in 2009.

As of March 31, 2010, the remaining long-lived assets of the Ripon Mill, primarily composed of land and buildings, are classified as Assets held for sale on the condensed consolidated balance sheet.  The Company believes that the sale of such assets will be completed within 12 months. Assets held for sale are valued at the lower of cost or fair value less cost to sell. The assets of the Ripon Mill are reported at their aggregate historical cost of $6.2 million.

The Company accounted for the costs associated with the closure of the Ripon Mill in accordance with ASC Topic 420, Exit or Disposal Cost Obligations.  As of March 31, 2010, approximately $1.7 million in severance benefits had been paid to 96 former employees of the Ripon Mill and severance benefits of approximately $0.1 million due to one former employee of the Ripon Mill remained unpaid.  For the three months ended March 31, 2010, the Company made contract termination payments related to the closure of the Ripon Mill of approximately $3.1 million that became due and payable upon the sale of the Woodlands. The following table presents the status of such closure costs as of March 31, 2010:

	Severance benefits	Contract termination and other costs	Total
Amounts accrued during the year ended December 31, 2009	$1.8	$8.7	$10.5
Payments for the year ended December 31, 2009	(1.7)	(4.8)	(6.5)
Accrued exit costs at December 31, 2009	0.1	3.9	4.0
Payments for the three months ended March 31, 2010	—	(3.1)	(3.1)
Accrued exit costs at March 31, 2010	$0.1	$0.8	$0.9

Note 5.  Discontinued Operations

In March 2010, Neenah Canada sold the Woodlands to Northern Pulp, for C$82.5 million ($78.6 million). The sale resulted in a pre-tax gain, net of fees and other transaction costs, of $74.1 million. The sale of the Woodlands resulted in the substantially complete liquidation of the Company’s investment in Neenah Canada.  In accordance with ASC Topic 830, $87.9 million of cumulative currency translation adjustments attributable to the Company’s Canadian subsidiaries have been reclassified into earnings and recognized as part of the gain on sale of the Woodlands. The sale of the Woodlands represented the cessation of the Company’s operating activities in Canada; however, the Company will have certain continuing post-employment benefit obligations related to its Canadian operations.  The transaction did not generate a cash tax liability because the tax basis for the Woodlands was approximately equal to the sale price.

Proceeds from the sale were used to repay in full $40 million of outstanding term loan borrowings (the “Term Loan”) and repay approximately $26 million in outstanding revolving loans which reduced the balance of such outstanding loans under the Company’s bank credit agreement (the “Bank Credit Agreement”) to zero. In addition, the Company made approximately $3.1 million in contract termination payments related to the closure of the Ripon Mill that became due and payable upon the sale of the Woodlands.

In June 2008, Neenah Canada sold the Pictou Mill to Northern Pulp. Pursuant to the terms of the transaction, Northern Pulp assumed all of the assets and liabilities associated with the Pictou Mill, as well as existing customer contracts, supply agreements, labor agreements and pension obligations.

In conjunction with the sale of the Pictou Mill, the Company entered into a stumpage agreement (the “Stumpage Agreement”) which allowed Northern Pulp to harvest an average of approximately 400,000 metric tons of softwood timber annually from the Woodlands. Northern Pulp agreed to pay substantially all costs associated with maintaining the Woodlands and harvesting the timber.  The Stumpage Agreement was terminated in March 2010 in conjunction with the sale of the Woodlands.  For the three months ended March 31, 2010 and 2009, the Company recognized revenue of approximately $1.4 million and $0.8 million, respectively, related to timber sales pursuant to the Stumpage Agreement.

The results of operations of the Woodlands and the gain on sale of the Woodlands are reported as discontinued operations in the condensed consolidated statements of operations for each period presented. The following table summarizes the results of discontinued operations:

	Three Months Ended March 31,
	2010	2009
Net sales (a)	$1.4	$0.8

Income from operations before income taxes	$1.4	$0.2
Gain on disposal of the Woodlands	74.1	—
Reclassification of cumulative translation adjustments related to investments in Canada	87.9	—
Gain on disposal	162.0	—
Income before income taxes	163.4	0.2
Provision for income taxes (b)	(28.8)	(0.1)
Income from discontinued operations, net of income taxes	$134.6	$0.1

(a)   Represent timber sales pursuant to the Stumpage Agreement.

(b)   The reclassification of cumulative foreign currency translation gains had no tax consequences.

Note 6. Supplemental Balance Sheet Data

The following presents inventories by major class:

	March 31, 2010	December 31, 2009
Inventories by major class:
Raw materials	$16.1	$16.6
Work in progress	12.0	11.7
Finished goods	48.3	49.4
Supplies and other	1.8	1.7
	78.2	79.4
Adjust FIFO inventories to LIFO cost	(9.2)	(8.7)
Total	$69.0	$70.7

The FIFO values of total inventories valued on the LIFO method were $59.9 million and $58.2 million at March 31, 2010 and December 31, 2009, respectively.

The following table presents the components of Assets Held for Sale on the condensed consolidated balance sheet.

	March 31, 2010	December 31, 2009
Assets Held for Sale
The Woodlands (Note 5)	$—	$3.8
Land and buildings - the Ripon Mill (Note 4)	6.2	6.2
Total	$6.2	$10.0

Note 7. Debt

Long-term debt consisted of the following:

	March 31, 2010	December 31, 2009
Senior Notes (7.375% fixed rate) due November 2014	$225.0	$225.0
Revolving bank credit facility (variable rates) due November 2013	—	27.9
Term Loan (variable rates)	—	40.0
Neenah Germany project financing (3.8% fixed rate) due in 16 equal semi-annual installments beginning June 2009	11.8	12.5
Neenah Germany revolving line of credit (variable rates) due November 2010	9.9	12.9
Other debt (2.9% fixed rate)	—	0.9
Total debt	246.7	319.2
Less: Debt payable within one year	11.6	55.6
Long-term debt	$235.1	$263.6

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

Amended and Restated Secured Revolving Credit Facility

In November, 2009, the Company amended and restated its Bank Credit Agreement.  As amended, the Bank Credit Agreement consisted of a $100 million senior, secured revolving credit facility (the “Revolver”) and (ii) a $40 million senior secured Term Loan. The Bank Credit Agreement terminates on November 30, 2013.  In March 2010, the Company used proceeds from the sale of the Woodlands to repay in full $40 million of outstanding Term Loan borrowings and repay approximately $26 million in outstanding revolving loans which reduced the balance of such outstanding loans under the Bank Credit Agreement to zero. As of March 31, 2010, approximately $9.5 million of proceeds from the sale of the Woodlands was restricted under the terms of the Bank Credit Agreement. Such restricted cash may be used for any purpose not specifically prohibited by the Bank Credit Agreement. The Company expects such restricted cash to be fully utilized during the second quarter of 2010. For the three months ended March 31, 2010, the Company recognized within interest expense approximately $0.3 million of costs to write-off deferred financing costs associated with the Term Loan.

As of March 31, 2010, the Company had no outstanding Revolver borrowings and $90.3 million of borrowing availability under the Revolver.  Borrowing availability under the Revolver is reduced by outstanding letters of credit and certain other items.  As of March 31, 2010, the Company had approximately $1.5 million of letters of credit and other items outstanding which reduced availability.  The Company’s borrowing availability will be reduced by approximately $9.1 million upon the sale of the remaining assets of the Ripon Mill. As of December 31, 2009, the Company had $27.9 million in outstanding Revolver borrowings at a weighted-average interest rate of 4.6 percent per annum.

As of March 31, 2010, the Company had no Term Loan borrowings outstanding. As of December 31, 2009, the Company had $40.0 million in outstanding Term Loan borrowings at a weighted-average interest rate of 4.5 percent per annum.

The Bank Credit Agreement contains events of default customary for financings of this type, including failure to pay principal or interest, materially false representations or warranties, failure to observe covenants and other terms of the Bank Credit Agreement, cross-defaults to certain other indebtedness, bankruptcy, insolvency, various ERISA violations, the incurrence of material judgments and changes in control.

The Bank Credit Agreement contains covenants with which the Company must comply during the term of the agreement.  Among other things, such covenants restrict the Company’s ability to incur certain additional debt, make specified restricted payments, including dividends, and capital expenditures, authorize or issue capital stock, enter into transactions with affiliates, consolidate or merge with or acquire another business, sell certain of its assets, or dissolve or wind up.  In addition, the terms of the Bank Credit Agreement require the Company to achieve and maintain compliance with a fixed charge coverage ratio if availability under the Bank Credit Agreement is less than $20 million. At March 31, 2010, the Company was in compliance with all covenants.

Other Debt

In December 2006, Neenah Germany entered into a 10-year agreement with HypoVereinsbank and IKB Deutsche Industriebank AG to provide €10.0 million of project financing for the construction of a saturator (the “German Loan Agreement”). As of March 31, 2010, €8.8 million ($11.8 million, based on exchange rates at March 31, 2010) was outstanding under the German Loan Agreement.

Neenah Germany has a revolving line of credit (the “German Line of Credit”) with HypoVereinsbank that provides for borrowings of up to €15 million for general corporate purposes. The German Line of Credit is secured by the domestic accounts receivable of Neenah Germany. As of March 31, 2010 and December 31, 2009, the weighted-average interest rate on outstanding German Line of Credit borrowings was 4.0 percent per annum and 4.1 percent per annum, respectively.  As of March 31, 2010, €7.3 million ($9.9 million, based on exchange rates at March 31, 2010) was outstanding under the German Line of Credit and €7.7 million ($10.3 million, based on exchange rates at March 31, 2010) of credit was available.  In November 2009, Neenah Germany extended the termination date for the German Line of Credit to November 30, 2010.

Neenah Germany’s ability to pay dividends or transfer funds to the Company is limited under the terms of the German Line of Credit, to not exceed certain limits defined in the agreement without lender approval or repayment of the amount outstanding under the line, which was $ €7.3 million ($9.9 million, based on exchange rates at March 31, 2010) at March 31, 2010.  In addition, the terms of the German Line of Credit require Neenah Germany to maintain a ratio of stockholder’s equity to total assets equal to or greater than 45 percent.  The Company was in compliance with all provisions of the German Line of Credit as of March 31, 2010.

Note 8.  Pension and Other Postretirement Benefits

Pension Plans

Substantially all active employees of the Company’s U.S. paper operations participate in defined benefit pension plans and/or defined contribution retirement plans. Neenah Germany has defined benefit plans designed to provide a monthly pension upon retirement for substantially all its employees in Germany.  In addition, the Company maintains a supplemental defined benefit pension plan (the “SERP”) which is a non-qualified defined benefit plan. The Company provides benefits under the SERP to the extent necessary to fulfill the intent of its defined benefit retirement plans without regard to the limitations set by the Internal Revenue Code on qualified defined benefit plans.

The following table presents the components of net periodic benefit cost:

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended March 31,
	2010	2009	2010	2009
Service cost	$1.1	$1.2	$0.4	$0.5
Interest cost	3.5	3.5	0.6	0.6
Expected return on plan assets (a)	(3.4)	(2.8)	—	—
Recognized net actuarial loss	0.3	0.4	—	—
Amortization of prior service cost	—		0.1
Amortization of acturial loss	—	—	—	0.1
Net periodic benefit cost	$1.5	$2.3	$1.1	$1.2

(a)     The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

The Company expects to make aggregate contributions to defined benefit pension trusts and pay benefits for unfunded defined benefit pension plans of approximately $14 million (based on exchange rates at March 31, 2010) in calendar 2010.  For the three months March 31, 2010, the Company made approximately $4.5 million of such payments.

Note 9.  Stock Compensation Plan

The Company reserved 3,500,000 shares of $0.01 par value common stock (“Common Stock”) for issuance under the 2004 Omnibus Stock and Incentive Plan (the “Omnibus Plan”).  As of March 31, 2010, approximately 1,810,000 shares of Common Stock were reserved for future issuance under the Omnibus Plan. As of March 31, 2010, the number of shares available for future issuance was not reduced by outstanding SARs because the closing market price for the Company’s common stock was less than the exercise price of all outstanding SARs. The Company accounts for stock-based compensation pursuant to the fair value recognition provisions of ASC Topic 718, Compensation—Stock Compensation (“ASC Topic 718”).

Valuation and Expense Information

Substantially all stock-based compensation expense is recorded in selling, general and administrative expenses on the condensed consolidated statements of operations.  The following table summarizes stock-based compensation expense and related income tax benefits.

	Three Months Ended March 31,
	2010	2009
Stock-based compensation expense	$1.2	$1.0
Income tax benefit	(0.5)	(0.3)
Stock-based compensation, net of income tax benefit	$0.7	$0.7

The following table summarizes total compensation costs related to the Company’s equity awards and amounts recognized in the three months ended March 31, 2010.

	Stock Options	Restricted Stock
Unrecognized compensation cost — December 31, 2009	$1.4	$1.4
Add: Grant date fair value current year grants (a)	0.9	4.3
Less: Compensation expense recognized	0.5	0.7
Unrecognized compensation cost — March 31, 2010	$1.8	$5.0
Expected amortization period (in years)	2.1	2.5

(a)   The fair value of current year stock option and restricted stock awards includes $0.1 million and $0.2 million, respectively, related to a change in the Company’s estimate of forfeitures for awards granted in prior years.

Stock Options

For the three months ended March 31, 2010, the Company awarded nonqualified stock options to Long-Term Incentive Plan (the “LTIP”) participants to purchase approximately 190,850 shares of common stock (subject to forfeiture due to termination of employment and other conditions). For the three months ended March 31, 2010, the weighted-average exercise price of such nonqualified stock option awards was $13.38 per share. The weighted-average grant date fair value for stock options granted during the three months ended March 31, 2010 was $5.57 per share and was estimated using the Black-Scholes option valuation model with the following assumptions:

Three Months Ended March 31, 2010
Expected life in years	5.9
Risk free interest rate	2.9%
Volatility	55.3%
Dividend yield	3.0%

For the three months ended March 31, 2010, the aggregate pre-tax intrinsic value of stock options exercised was approximately $30 thousand.  No stock options were exercised during the three months ended March 31, 2009. The aggregate intrinsic value of approximately 1,495,000 stock options that were exercisable at March 31, 2010 was $1.1 million. The aggregate intrinsic value of approximately 1,365,000 stock options that were exercisable at December 31, 2009 was $0.1 million.

The aggregate grant date fair value of approximately 170,000 stock options and SARs that vested during the three months ended March 31, 2010, was $0.8 million. As of March 31, 2010, certain participants met age and service requirements that allowed their stock options to qualify for accelerated vesting upon retirement. As of March 31, 2010, LTIP participants held options to purchase 260,000 shares of common stock that would have been exercisable if they had retired as of such date. The aggregate grant date fair value of options subject to accelerated vesting was $1.0 million. Stock options subject to accelerated vesting for expense recognition become exercisable according to the contract terms of the stock -based awards.

As of March 31, 2010, the aggregate intrinsic value of 2,400,000 stock options and SARs that were vested or expected to vest was $5.7 million.  The weighted-average grant date fair value of such stock options was $8.15 per share. As of December 31, 2009, the weighted-average grant date fair value and aggregate intrinsic value of 2,250,000 stock options that were vested or expected to vest was $8.41 per share and $4.1 million, respectively.

As of March 31, 2010, the Company has approximately 920,000 unvested stock options with a weighted-average grant date fair value of $4.04 per share. As of December 31, 2009, approximately 905,000 unvested stock options were outstanding with a weighted-average grant date fair value of $3.85 per share.

Performance Units

During the three months ended March 31, 2010, the Company granted target awards of 183,500 Performance Units to LTIP participants. The measurement period for the Performance Units is January 1, 2010 through December 31, 2010. Common Stock equal to between 40 percent and 200 percent of the Performance Unit target will be awarded based on the Company’s return on invested capital, revenue growth for the Technical Products segment, the level of cash flow for the Fine Paper segment and total return to shareholders relative to a peer group of companies and the Russell 2000® Value small cap index. The weighted-average grant date fair value for the Performance Units was $25.36 per share. Compensation cost is recognized pro rata over the vesting period.

Note 10.  Goodwill and Other Intangible Assets

The following table presents changes in the carrying amount of goodwill for the three months ended March 31, 2010.  All such goodwill is reported in the Technical Products segment.

	Gross Amount	Cumulative Impairment Losses	Net
Balance at December 31, 2009	$98.9	$(54.0)	$44.9
Foreign currency translation	(6.1)	3.3	(2.8)

Balance at March 31, 2010	$92.8	$(50.7)	$42.1

The following table presents the gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization.

	March 31, 2010		December 31, 2009
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets
Customer based intangibles	$14.6	$(3.4)	$15.5	$(3.4)
Trade names and trademarks	6.2	(1.9)	6.6	(1.9)
Acquired technology	1.1	(0.4)	1.2	(0.4)
Total	21.9	(5.7)	23.3	(5.7)
Unamortizable intangible assets:
Trade names	9.4	—	9.9	—
Total	$31.3	$(5.7)	$33.2	$(5.7)

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

Indemnifications

Pursuant to a Distribution Agreement, an Employee Matters Agreement and a Tax Sharing Agreement, the Company has agreed to indemnify Kimberly-Clark Corporation for certain liabilities or risks related to the spin-off. Many of the potential indemnification liabilities under these agreements are unknown, remote or highly contingent. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable agreement. For these reasons, the Company is unable to estimate the maximum potential amount of the possible future liability under the indemnity provisions of these agreements. However, the Company accrues for any potentially indemnifiable liability or risk under these agreements for which it believes a future payment is probable and a range of loss can be reasonably estimated. As of March 31, 2010, management believes the Company’s liability under such indemnification obligations was not material to the condensed consolidated financial statements.

Note 12.  Business Segment Information

The Company reports its operations in two segments: Fine Paper and Technical Products. The fine paper business is a producer of premium writing, text, cover and specialty papers. The technical products business is an international producer of filtration media, durable, saturated and coated substrates for a variety of end uses; and nonwoven wall coverings.  Each segment employs different technologies and marketing strategies.  Disclosure of segment information is on the same basis that management uses internally for evaluating segment performance and allocating resources.  Transactions between segments are executed at market prices and such transactions are eliminated in consolidation. The costs of shared services, and other administrative functions managed on a common basis, are allocated to the segments based on usage, where possible, or other factors based on the nature of the activity.  General corporate expenses that do not directly support the operations of the business segments are shown as Unallocated corporate costs.

The following table summarizes the net sales, operating income (loss) and total assets for each of the Company’s business segments.

	Three Months Ended March 31,
	2010	2009
Net sales
Fine Paper	$69.6	$64.8
Technical Products	97.7	69.3
Consolidated	$167.3	$134.1

	Three Months Ended March 31,
	2010	2009
Operating income (loss)
Fine Paper	$9.5	$8.6
Technical Products	9.3	(0.6)
Unallocated corporate costs	(2.4)	(3.1)
Consolidated	$16.4	$4.9

	March 31, 2010	December 31, 2009
Total Assets
Fine Paper	$162.8	$166.3
Technical Products	341.5	353.4
Assets held for sale	6.2	10.0
Corporate and other	93.0	107.8
Total	$603.5	$637.5

Note 13.  Condensed Consolidating Financial Information

Neenah Paper Company of Canada, Neenah Paper Michigan, Inc. and Neenah Paper Sales, Inc. (the “Guarantor Subsidiaries”) guarantee the Company’s Senior Notes. The Guarantor Subsidiaries are 100 percent owned by the Company and all guarantees are full and unconditional.  The following condensed consolidating financial information is presented in lieu of consolidated financial statements for the Guarantor Subsidiaries as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009.  Certain deferred tax assets presented in the Guarantor Subsidiaries column as of December 31, 2009 were presented in the Neenah Paper, Inc. column as of March 31, 2010 as such assets will ultimately be realized by Neenah Paper, Inc. due to the substantially complete liquidation of Neenah Canada.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2010

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$68.3	$34.8	$64.2	$—	$167.3
Cost of products sold	52.1	27.9	55.0	—	135.0
Gross profit	16.2	6.9	9.2	—	32.3
Selling, general and administrative expenses	10.0	2.3	4.0	—	16.3
Other (income) expense - net	(0.4)	0.3	(0.3)	—	(0.4)
Operating income	6.6	4.3	5.5	—	16.4
Equity in earnings of subsidiaries	(141.9)	—	—	141.9	—
Interest expense-net	5.3	0.1	0.3	—	5.7
Income from continuing operations before income taxes	143.2	4.2	5.2	(141.9)	10.7
Provision for income taxes	1.3	1.8	0.3	—	3.4
Income from continuing operations	141.9	2.4	4.9	(141.9)	7.3
Income from discontinued operations, net of income taxes	—	134.6	—	—	134.6
Net income	$141.9	$137.0	$4.9	$(141.9)	$141.9

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2009

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$61.7	$24.6	$47.8	$—	$134.1
Cost of products sold	46.3	21.5	45.8	—	113.6
Gross profit	15.4	3.1	2.0	—	20.5
Selling, general and administrative expenses	10.7	2.6	3.0	—	16.3
Other (income) expense - net	(0.2)	0.5	(1.0)	—	(0.7)
Operating income	4.9	—	—	—	4.9
Equity in losses of subsidiaries	0.4	—	—	(0.4)	—
Interest expense-net	5.2	0.2	0.3	—	5.7
Income (loss) from continuing operations before income taxes	(0.7)	(0.2)	(0.3)	0.4	(0.8)
Provision (benefit) for income taxes	(0.1)	0.9	(0.9)	—	(0.1)
Income (loss) from continuing operations	(0.6)	(1.1)	0.6	0.4	(0.7)
Income from discontinued operations, net of income tax provision	—	0.1	—	—	0.1
Net income (loss)	$(0.6)	$(1.0)	$0.6	$0.4	$(0.6)

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2010

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$11.3	$2.1	$1.0	$—	$14.4
Restricted cash	9.5	—	—	—	9.5
Accounts receivable, net	26.2	17.4	33.6	—	77.2
Inventories	36.2	11.5	21.3	—	69.0
Income taxes receivable	0.3	0.4	—	—	0.7
Deferred income taxes	10.7	1.4	0.6	—	12.7
Intercompany amounts receivable	16.6	46.7	—	(63.3)	—
Prepaid and other current assets	4.1	1.7	5.9	—	11.7
Assets held for sale	—	6.2	—	—	6.2
Total current assets	114.9	87.4	62.4	(63.3)	201.4
Property, plant and equipment, at cost	261.7	99.5	195.6	—	556.8
Less accumulated depreciation	182.7	63.3	42.6	—	288.6
Property, plant and equipment — net	79.0	36.2	153.0	—	268.2
Investments In Subsidiaries	244.4	—	—	(244.4)	—
Deferred Income Taxes	51.1	3.8	—	—	54.9
Goodwill	—	—	42.1	—	42.1
Intangible Assets—net	2.9	—	22.7	—	25.6
Other Assets	6.0	0.1	5.2	—	11.3
TOTAL ASSETS	$498.3	$127.5	$285.4	$(307.7)	$603.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$—	$—	$11.6	$—	$11.6
Accounts payable	16.4	8.4	8.4	—	33.2
Intercompany amounts payable	46.7	16.6	—	(63.3)	—
Accrued expenses	30.1	8.0	12.0	—	50.1
Total current liabilities	93.2	33.0	32.0	(63.3)	94.9
Long-term Debt	225.0	—	10.1	—	235.1
Deferred Income Taxes	—	—	21.9	—	21.9
Noncurrent Employee Benefits and Other	31.1	39.0	32.5	—	102.6
TOTAL LIABILITIES	349.3	72.0	96.5	(63.3)	454.5
STOCKHOLDERS’ EQUITY	149.0	55.5	188.9	(244.4)	149.0
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$498.3	$127.5	$285.4	$(307.7)	$603.5

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2009

	Neenah Paper, Inc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$2.1	$2.0	$1.5	$—	$5.6
Accounts receivable - net	23.8	16.1	27.8	—	67.7
Inventories	38.1	8.9	23.7	—	70.7
Income taxes receivable	0.3	0.5	—	—	0.8
Deferred income taxes	4.7	57.0	—	—	61.7
Intercompany amounts receivable	68.7	49.4	—	(118.1)	—
Prepaid and other current assets	5.2	1.7	6.8	—	13.7
Assets held for sale	—	10.0	—	—	10.0
Total current assets	142.9	145.6	59.8	(118.1)	230.2
Property, plant and equipment at cost	262.2	99.5	207.9	—	569.6
Less accumulated depreciation	180.3	62.9	42.0	—	285.2
Property, plant and equipment — net	81.9	36.6	165.9	—	284.4
Investments in subsidiaries	280.5	—	—	(280.5)	—
Deferred Income Taxes	10.9	26.5	—	—	37.4
Goodwill	—	—	44.9	—	44.9
Intangible assets	2.9	—	24.6	—	27.5
Other Assets	6.5	0.1	6.5	—	13.1
TOTAL ASSETS	$525.6	$208.8	$301.7	$(398.6)	$637.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$40.9	$—	$14.7	$—	$55.6
Accounts payable	16.3	5.3	8.4	—	30.0
Intercompany amounts payable	49.4	68.7	—	(118.1)	—
Accrued expenses	23.6	14.8	10.2	—	48.6
Total current liabilities	130.2	88.8	33.3	(118.1)	134.2
Long-term Debt	252.9	—	10.7	—	263.6
Deferred Income Taxes	—	—	23.7	—	23.7
Noncurrent Employee Benefits and Other Obligations	34.8	38.7	34.8	—	108.3
TOTAL LIABILITIES	417.9	127.5	102.5	(118.1)	529.8
STOCKHOLDERS’ EQUITY	107.7	81.3	199.2	(280.5)	107.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$525.6	$208.8	$301.7	$(398.6)	$637.5

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2010

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income	$141.9	$137.0	$4.9	$(141.9)	$141.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3.4	1.0	3.6	—	8.0
Stock-based compensation	1.2	—	—	—	1.2
Deferred income tax provision (benefit)	1.2	30.5	(0.9)	—	30.8
Gain on sale of the Woodlands	—	(74.1)	—	—	(74.1)
Reclassification of cumulative translation adjustments related to investments in Canada	—	(87.9)	—	—	(87.9)
(Increase) decrease in working capital	4.2	(3.4)	(3.1)	—	(2.3)
Equity in earnings of subsidiaries	(141.9)	—	—	141.9	—
Pension and other postretirement benefits	(3.5)	0.4	(0.1)	—	(3.2)
Other	(0.1)	—	—	—	(0.1)
NET CASH PROVIDED BY OPERATING ACTIVITIES	6.4	3.5	4.4	—	14.3
INVESTING ACTIVITIES
Capital expenditures	(1.2)	(0.7)	(0.4)	—	(2.3)
Net proceeds from sale of the Woodlands	—	78.0	—	—	78.0
Increase in restricted cash	(9.5)	—	—	—	(9.5)
Other	0.4	(0.1)	0.7	—	1.0
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(10.3)	77.2	0.3	—	67.2
FINANCING ACTIVITIES
Repayments of long-term debt	(67.8)	—	—	—	(67.8)
Short-term borrowings	—	—	1.1	—	1.1
Repayments of short-term debt	(0.9)	—	(3.5)	—	(4.4)
Cash dividends paid	(1.4)	—	—	—	(1.4)
Intercompany transfers - net	83.4	(80.6)	(2.8)	—	—
Other	(0.2)	—	—	—	(0.2)
NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	13.1	(80.6)	(5.2)	—	(72.7)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9.2	0.1	(0.5)	—	8.8
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2.1	2.0	1.5	—	5.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11.3	$2.1	$1.0	$—	$14.4

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2009

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income (loss)	$(0.6)	$(1.0)	$0.6	$0.4	$(0.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	3.9	1.1	3.4	—	8.4
Stock-based compensation	1.0	—	—	—	1.0
Deferred income tax provision (benefit)	—	0.5	(0.9)	—	(0.4)
Loss on asset dispositions	—	0.3	—	—	0.3
Decrease in working capital	12.6	2.2	6.5	—	21.3
Equity in losses of subsidiaries	0.4	—	—	(0.4)	—
Pension and other postretirement benefits	(0.5)	0.5	(0.3)	—	(0.3)
Other	0.1	(0.4)	—	—	(0.3)
NET CASH PROVIDED BY OPERATING ACTIVITIES	16.9	3.2	9.3	—	29.4
INVESTING ACTIVITIES
Capital expenditures	(1.5)	(0.4)	(0.9)	—	(2.8)
Other	0.8	(0.6)	(0.4)	—	(0.2)
NET CASH USED IN INVESTING ACTIVITIES	(0.7)	(1.0)	(1.3)	—	(3.0)
FINANCING ACTIVITIES
Repayments of long-term debt	(17.3)	—	—	—	(17.3)
Short-term borrowings	—	—	0.6	—	0.6
Repayments of short-term debt	—	—	(5.4)	—	(5.4)
Cash dividends paid	(1.5)	—	—	—	(1.5)
Intercompany transfers - net	5.0	(2.3)	(2.7)	—	—
NET CASH USED IN FINANCING ACTIVITIES	(13.8)	(2.3)	(7.5)	—	(23.6)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2.4	(0.1)	0.5	—	2.8
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1.9	1.1	0.3	—	3.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4.3	$1.0	$0.8	$—	$6.1

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our financial position as of March 31, 2010 and our results of operations for the three months ended March 31, 2010 and 2009. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” “Neenah” or the “Company” are intended to mean Neenah Paper, Inc. and its consolidated subsidiaries. (Tabular amounts in millions, except as noted)

Executive Summary

Results of operations for the three months ended March 31, 2010 showed substantial improvement from the depressed amounts reported in the prior year.  Results for the three months ended March 31, 2009 reflected sharply reduced market demand due to severe global economic weakness, particularly in the second half of 2008 and the first half of 2009.  The benefits of cost reduction initiatives implemented in 2009 allowed us to offset the impact of higher manufacturing input costs.

In March 2010, Neenah Canada sold the Woodlands to Northern Pulp for C$82.5 million ($78.6 million). The sale of the Woodlands completed our transformation from an integrated pulp and paper company into a premium fine paper and technical products company.  We used the proceeds from the sale to repay in full $40 million of outstanding Term Loan borrowings and repay approximately $26 million in outstanding Revolver borrowings which reduced the balance of outstanding Revolver borrowings to zero.

Results of Continuing Operations

For the three months ended March 31, 2010, consolidated net sales increased approximately $33 million from the prior year period to $167.3 million primarily due to substantially higher shipments in both paper businesses which benefited from improved market conditions and customers replenishing the supply chain. The first quarter of 2010 represented our fifth consecutive quarter of sequential consolidated revenue growth.

Consolidated operating income of $16.4 million for the three months ended March 31, 2010 increased more than three-fold from the prior year period.  The favorable comparison was primarily due to increased volume, including the benefit of improved paper machine utilization, and continuing benefits from initiatives implemented in 2009 to reduce spending, which more than offset the effect of higher manufacturing input costs.

Results of Discontinued Operations

The sale of the Woodlands resulted in a pre-tax gain, net of fees and other transaction costs, of $74.1 million. The sale of the Woodlands resulted in the substantially complete liquidation of our investment in Neenah Canada.  In accordance with ASC Topic 830, $87.9 million of cumulative currency translation adjustments attributable to our Canadian subsidiaries have been reclassified into earnings and recognized as part of the gain on sale of the Woodlands. The sale did not generate a cash tax liability because the tax basis for the Woodlands was approximately equal to the sale price. There were no tax consequences related to the repatriation of funds from the sale of the Woodlands.

For the three months ended March 31, 2010, timber sales to Northern Pulp pursuant to the Stumpage Agreement resulted in net sales from discontinued operations of $1.4 million compared to net sales of $0.8 million in the prior year period.  For the three months ended March 31, 2010, pre-tax income from discontinued operations, excluding the gain on sale of the Woodlands, was $1.4 million compared to earnings from discontinued operations of $0.2 million in the prior year period.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, earnings before interest and taxes (which we refer to as “operating income”) and other information relevant to an understanding of our results of operations for the three months ended March 31, 2010 and 2009.

Analysis of Net Sales— Three Months Ended March 31, 2010 and 2009

The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended March 31,
	2010	2009
Fine Paper	42%	48%
Technical Products	58%	52%
Total	100%	100%

Commentary:

The following table presents our net sales by segment:

			Change in Net Sales Compared to Prior Period
	Three Months Ended			Change Due To
	March 31,				Average
	2010	2009	Total Change	Volume	Net Price	Currency
Fine Paper	$69.6	$64.8	$4.8	$8.3	$(3.5)	$—
Technical Products	97.7	69.3	28.4	26.5	(1.9)	3.8
Consolidated	$167.3	$134.1	$33.2	$34.8	$(5.4)	$3.8

Consolidated net sales for the three months ended March 31, 2010 were $33.2 million higher than the prior year period due to increased volume in both segments which benefited from improved market conditions and customers replenishing the supply chain.

•                  Net sales increased $4.8 million or 7 percent primarily due to a 13 percent increase in shipments. The improved sales volume reflected higher sales of both branded and non-branded products, which exceeded the increase in the uncoated free sheet market.  Average prices for most branded products were 3 — 5 percent higher than the prior year as a result of pricing actions implemented in 2009 and 2010.  Higher prices for branded products were more than offset by a less favorable sales mix which reflected higher growth rates for lower priced products relative to our branded products. The first quarter of 2010 represented the third consecutive quarter of sequential revenue growth for our fine paper business.

•                  Net sales increased $28.4 million or 41 percent primarily due to a 38 percent increase in shipments.  Higher sales volume reflected strong growth in tape, filter media and abrasive backing shipments.  Net sales also benefited from higher Euro/U.S.$ exchange rates.  Average net selling prices decreased as a result of a challenging pricing environment for our European filtration and wall covering strategic business units, including the effect of a stronger Euro. The first quarter of 2010 represented the fourth consecutive quarter of sequential revenue growth for our technical products business.

The following table sets forth line items from our condensed consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended March 31,
	2010	2009

Net sales	100.0%	100.0%
Cost of products sold	80.7	84.7
Gross profit	19.3	15.3
Selling, general and administrative expenses	9.7	12.1
Other income - net	(0.2)	(0.5)
Operating income	9.8	3.7
Interest expense-net	3.4	4.3
Income (loss) from continuing operations before income taxes	6.4	(0.6)
Provision (benefit) for income taxes	2.0	(0.1)
Income (loss) from continuing operations	4.4%	(0.5)%

Analysis of Operating Income—Three Months Ended March 31, 2010 and 2009

Commentary:

The following table presents our operating income (loss) by segment:

			Change in Operating Income (Loss) Compared to Prior Period
	Three Months Ended		Change Due To
	March 31,		Total		Net	Material
	2010	2009	Change	Volume (a)	Price (b)	Costs (c)	Currency	Other (d)
Fine Paper	$9.5	$8.6	$0.9	$3.3	$(2.4)	$(1.4)	$—	$1.4
Technical Products	9.3	(0.6)	9.9	9.5	(2.8)	(0.5)	0.3	3.4
Unallocated corporate costs	(2.4)	(3.1)	0.7	—	—	—	—	0.7
Consolidated	$16.4	$4.9	$11.5	$12.8	$(5.2)	$(1.9)	$0.3	$5.5

(a)	Includes changes in unit volume and over (under) absorption of fixed costs.
(b)	Includes changes in selling price and product mix.
(c)	Includes price changes for raw materials and energy.
(d)	Includes other manufacturing costs, distribution, selling, general and administrative expenses and gains and losses on asset sales.

Consolidated operating income of $16.4 million for the three months ended March 31, 2010 increased $11.5 million, or more than three-fold, from the depressed amounts reported in 2009.  Results for the three months ended March 31, 2009 reflected sharply reduced market demand following severe global economic weakness, particularly in the second half of 2008 and the first half of 2009. The favorable comparison for both segments was primarily due to favorable volume, including the benefit of improved paper machine utilization, and ongoing benefits from initiatives implemented in 2009 to reduce spending; partially offset by a less favorable product mix and higher manufacturing input costs.

•                  Operating income for our fine paper business increased $0.9 million from the prior year period primarily due to higher volume and a more efficient cost structure following cost reduction initiatives implemented in 2009.  These favorable variances were partially offset by a less favorable product mix due to faster growth rates for relatively lower priced products and higher manufacturing input costs, principally for hardwood pulp.

•                  Operating income for our technical products business increased $9.9 million from 2009 primarily due to higher volume and benefits from initiatives implemented in 2009 to reduce operating and administrative spending.  These favorable factors were partially offset by a less favorable product mix and higher manufacturing input costs for pulp and latex that were partially offset by lower energy costs.

•                  Unallocated corporate expenses for the three months ended March 31, 2010 and 2009 were relatively low compared to other quarters due to the timing of expenses.  Spending in 2010 decreased by $0.7 million compared to the prior year due to ongoing benefits from initiatives implemented in 2009 to reduce spending and lower post employment benefits costs in 2010.

Additional Statement of Operations Commentary:

•                  During the three months ended March 31, 2010, we have seen an increase in manufacturing input costs, particularly for pulp, due to tight global supplies and unexpected events, such as the Chilean earthquake, that temporarily disrupted manufacturing supply.  As a result of these conditions and the terms of our supply contracts, we expect manufacturing inputs costs in the next few quarters to remain at or above the level recorded in the first quarter of 2010 before falling.  While we continue to increase selling prices, we do not expect the near term spike in pulp costs will be fully recovered through pricing actions.

•                  Selling, general and administrative (“SG&A”) expense of $16.3 million for the three months ended March 31, 2010 was unchanged from the prior year period. For the three months ended March 31, 2010, SG&A expense as a percentage of net sales was approximately 9.7 percent and was 2.4 percentage points lower than the prior year period due higher net sales in 2010.

•                  For the three months ended March 31, 2010 and 2009, we incurred net interest expense of $5.7 million.  Net interest expense for the three months ended March 31, 2010 includes approximately $0.3 million of costs to write-off deferred financing costs associated with our Term Loan which was repaid in full in conjunction with the sale of the Woodlands in March.  Interest expense in future quarters will reflect the lower debt levels following the sale of the Woodlands.

•                  For the three months ended March 31, 2010, we recorded an income tax provision related to continuing operations of $3.4 million which resulted in an effective income tax rate of approximately 32 percent.  Our tax provision for the three months ended March 31, 2010, includes approximately $0.5 million of income tax expense related to the vesting of stock-based compensation awards where the expense recognized is in excess of  amounts that are deductible for income tax purposes.  Excluding such amounts, our effective income tax rate for the three months ended March 31, 2010 was approximately 27 percent.  For the three months ended March 31, 2009, we recorded an income tax benefit related to continuing operations of $0.1 million which resulted in an effective income tax benefit rate of approximately 13 percent.  In general, our effective tax rate differs from the U.S. statutory tax rate of 35 percent primarily due to the benefits of our corporate tax structure and the proportion of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2010	2009
Net cash flow provided by (used in):
Operating activities	$14.3	$29.4
Investing activities:
Capital expenditures	(2.3)	(2.8)
Net proceeds from sale of the Woodlands	78.0	—
Increase in restricted cash	(9.5)	—
Other investing activities	1.0	(0.2)
Total	67.2	(3.0)
Financing activities	(72.7)	(23.6)

Operating Cash Flow Commentary:

•                  Cash provided by operating activities of $14.3 million for the three months ended March 31, 2010 was $15.1 million less than cash provided by operating activities of $29.4 million in the prior year period. Cash provided by operations in the prior year reflected a $21.3 million decrease in our investment in working capital, including the receipt of a refund of U.S. income taxes of approximately $10.9 million.  For the three months ended March 31, 2010, our investment in working capital increased $2.3 million primarily due to an increase in accounts receivable reflecting improved sales. Excluding working capital changes, cash provided by operations for the current year increased $8.5 million from the prior year period primarily due to higher operating earnings in the current year.

•                  As of March 31, 2010, we had more than $114 million of U.S. federal and $124 million of state net operating losses that may be carried forward to offset future taxable income through 2029.

•                  For the three months March 31, 2010, we made aggregate contributions to defined benefit pension trusts and paid of pension benefits for unfunded defined benefit pension plans of approximately $4.5 million. We expect to make aggregate contributions to defined benefit pension trusts and pay benefits for unfunded defined benefit pension plans of approximately $14 million (based on exchange rates at March 31, 2010) in calendar 2010.  This compared to payments in 2009 of $2.1 million and $12.5 million for the first quarter and full year, respectively.

Investing Commentary:

•                  For the three months ended March 31, 2010, cash provided by investing activities was $67.2 million, compared to cash used by operating activities of $3.0 million in the prior year period.  Cash provided by investing activities for the three months ended March 31, 2010 includes net proceeds from the sale of the Woodlands of $78.0 million. As of March 31, 2010, approximately $9.5 million of proceeds from the sale of the Woodlands was restricted under the terms of the Bank Credit Agreement. Such restricted cash may be used for any purpose not specifically prohibited by the Bank Credit Agreement. We expect such restricted cash to be fully utilized during the second quarter of 2010.

•                  Capital expenditures for the three months ended March 31, 2010 were $2.3 million compared to spending of $2.8 million in the prior year.  We have aggregate planned capital expenditures for 2010 of approximately $15 million to $20 million. The level of our capital expenditures for the next 12 months is not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

Financing Commentary:

•                  Our liquidity requirements are provided by cash generated from operations, short- and long-term borrowings and proceeds from asset sales. We used the proceeds of $78.0 million from the sale of the Woodlands to repay in full $40 million of outstanding Term Loan borrowings and repay approximately $26 million in outstanding Revolver borrowings which reduced the balance of outstanding Revolver borrowings to zero.

•                  For the three months ended March 31, 2010, cash and equivalents increased $8.8 million to $14.4 million at March 31, 2010 from $5.6 million at December 31, 2009.

•                  For the three months ended March 31, 2010, debt decreased $72.5 million to $246.7 million at March 31, 2010 from $319.2 million at December 31, 2009.

•                  Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of March 31, 2010, we had no amounts outstanding under our Revolver, outstanding letters of credit and other items which reduce availability of $1.5 million and $90.3 million of available credit. In addition, we have €7.7 million ($10.3 million, based on exchanges rates at March 31, 2010) of available credit under our German Line of Credit.

•                  We paid aggregate cash dividends of $0.10 per share or approximately $1.4 million and $1.5 million for the three months ended March 31, 2010 and 2009, respectively.

•                  We have required debt payments through March 31, 2011 of $11.6 million.  Such payments include required amortization payments on our German Loan Agreement of approximately $1.7 million and $9.9 million on our German Line of Credit which we expect to renew in November 2010.

Management believes that our ability to generate cash from operations and our borrowing capacity are adequate to fund working capital, capital spending and other cash needs for the next twelve months.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. We believe that the estimates, assumptions and judgments described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. The critical accounting policies used in the preparation of the consolidated financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regard to estimates used. These critical judgments relate to the timing of recognizing sales revenue, the recoverability of deferred income tax assets, pension benefits and future cash flows associated with impairment testing of long-lived assets. Actual results could differ from these estimates and changes in these estimates are recorded when known. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition.  There have been no significant changes in these policies, or the estimates used in the application of the policies, since December 31, 2009.

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

You can identify forward-looking statements as those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “contemplate,” “estimate,” “believe,” “plan,” “project,” “predict,” “potential” or “continue,” or the negative of these, or similar terms. In evaluating these forward-looking statements, you should consider the following factors, as well as others contained in our public filings from time to time, which may cause our actual results to differ materially from any forward-looking statement:

•                  increases in commodity prices, (particularly for pulp, energy and latex) due to constrained global supplies or unexpected supply disruptions;

•                  changes in market demand for our products due to global economic conditions;

•                  fluctuations in (i) exchange rates (in particular changes in the U.S. dollar/Euro currency exchange rates) and (ii) interest rates;

•                  the availability of raw materials and energy;

•                  the competitive environment;

•                  capital and credit market volatility;

•                  fluctuations in global equity and fixed-income markets;

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

•                  our existing and future indebtedness;

•                  strikes, labor stoppages and changes in our collective bargaining agreements and relations with our employees and unions; and

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management in a timely manner.

As of March 31, 2010, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f))  during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 11, “Contingencies and Legal Matters” of Notes to Condensed Consolidated Financial Statements of Item 1 — Financial Statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities:

The following table contains information about our purchases of our equity securities for the three months ended March 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
January 1, 2010 — January 31, 2010	14,898	$13.92	—	—
February 1, 2010 — February 28, 2010	—	—	—	—
March 1, 2010 — March 31, 2010	—	—	—	—

Transactions represent the purchase of common shares from employees to satisfy tax withholding requirements upon the vesting of stock-based awards. None of these transactions were made in the open market. The average price paid is based upon the closing sales price on the New York Stock Exchange on the date of the transaction.

Item 6.  Exhibits

Exhibit Number	Exhibit

10.1	Timberland Purchase and Sale Agreement dated as of February 26, 2010 by and between Neenah Paper Company of Canada and Northern Timber Nova Scotia Corporation (filed herewith).

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

May 10, 2010