Form 10-Q
period 2010-06-30
Neenah Paper Inc
filed 2010-08-09
CIK 1296435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 30, 2010, there were approximately 14,760,000 shares of the Company’s common stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$168.6	$135.2	$335.9	$269.3
Cost of products sold	136.4	111.0	271.4	224.6
Gross profit	32.2	24.2	64.5	44.7
Selling, general and administrative expenses	18.7	16.6	35.0	32.9
Restructuring costs (Note 4)	—	18.0	—	18.0
Other (income) expense - net	(0.2)	0.1	(0.6)	(0.6)
Operating income (loss)	13.7	(10.5)	30.1	(5.6)
Interest expense - net	5.0	5.3	10.7	11.0
Income (loss) from continuing operations before income taxes	8.7	(15.8)	19.4	(16.6)
Provision (benefit) for income taxes	2.4	(7.2)	5.8	(7.3)
Income (loss) from continuing operations	6.3	(8.6)	13.6	(9.3)
Income (loss) from discontinued operations, net of income taxes (Note 5)	—	(0.1)	134.6	—
Net income (loss)	$6.3	$(8.7)	$148.2	$(9.3)

Earnings (Loss) Per Common Share
Basic
Continuing operations	$0.43	$(0.58)	$0.92	$(0.63)
Discontinued operations	—	(0.01)	9.11	—
	$0.43	$(0.59)	$10.03	$(0.63)
Diluted
Continuing operations	$0.41	$(0.58)	$0.88	$(0.63)
Discontinued operations	—	(0.01)	8.73	—
	$0.41	$(0.59)	$9.61	$(0.63)

Weighted Average Common Shares Outstanding (in thousands)
Basic	14,735	14,652	14,715	14,651
Diluted	15,527	14,652	15,367	14,651
Cash Dividends Declared Per Share of Common Stock	$0.10	$0.10	$0.20	$0.20

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$32.1	$5.6
Accounts receivable (less allowances of $3.2 million and $1.9 million)	80.0	67.7
Inventories	65.7	70.7
Income taxes receivable	0.2	0.8
Deferred income taxes	13.2	61.7
Prepaid and other current assets	11.3	13.7
Assets held for sale (Note 6)	6.2	10.0
Total Current Assets	208.7	230.2
Property, Plant and Equipment, at cost	541.3	569.6
Less accumulated depreciation	291.0	285.2
Property, plant and equipment—net	250.3	284.4
Deferred Income Taxes	53.9	37.4
Goodwill	38.2	44.9
Intangible Assets—net	23.1	27.5
Other Assets	10.5	13.1
TOTAL ASSETS	$584.7	$637.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$9.5	$55.6
Accounts payable	35.2	30.0
Accrued salaries and employee benefits	20.5	18.2
Accrued expenses	29.9	30.4
Total Current Liabilities	95.1	134.2
Long-term Debt	233.5	263.6
Deferred Income Taxes	19.6	23.7
Noncurrent Employee Benefits	96.8	105.0
Other Noncurrent Obligations	2.9	3.3
TOTAL LIABILITIES	447.9	529.8
Commitments and Contingencies (Note 11)
TOTAL STOCKHOLDERS' EQUITY	136.8	107.7
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$584.7	$637.5

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$148.2	$(9.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15.5	16.8
Stock-based compensation	2.5	1.8
Deferred income tax provision (benefit)	31.8	(8.0)
Ripon Mill non-cash charges	—	6.7
Gain on sale of the Woodlands (Note 5)	(74.1)	—
Reclassification of cumulative translation adjustments related to investments in Canada (Note 3 and Note 5)	(87.9)	—
(Gain) loss on asset dispositions	0.1	(0.1)
Decrease (increase) in working capital	(2.8)	23.5
Pension and other postretirement benefits	(4.1)	4.5
Other	(0.5)	(0.7)
NET CASH PROVIDED BY OPERATING ACTIVITIES	28.7	35.2
INVESTING ACTIVITIES
Capital expenditures	(4.7)	(4.2)
Net proceeds from sale of the Woodlands	78.0	—
Other	0.5	(0.3)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	73.8	(4.5)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	5.5
Repayments of long-term debt	(68.6)	(25.6)
Short-term borrowings	4.7	6.7
Repayments of short-term debt	(9.3)	(12.3)
Proceeds from exercise of stock options	0.3	—
Cash dividends paid	(2.9)	(2.9)
Other	(0.2)	—
NET CASH USED IN FINANCING ACTIVITIES	(76.0)	(28.6)
NET INCREASE IN CASH AND CASH EQUIVALENTS	26.5	2.1
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5.6	3.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$32.1	$5.4
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest expense capitalized	$9.8	$10.3
Cash received during period for income taxes	$(0.1)	$(7.9)
Non-cash investing activities:
Liability for equipment acquired	$0.8	$0.4

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

For the three and six months ended June 30, 2010, the results of operations, the gain on sale of the Woodlands ($74.1 million) and the reclassification into earnings of cumulative currency translation adjustments attributable to the Company’s Canadian subsidiaries ($87.9 million) are reported as discontinued operations in the condensed consolidated statements of operations. The results of operations of the Woodlands are reported as discontinued operations for the three and six months ended June 30, 2009.  See Note 5, “Discontinued Operations.”

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

Diluted EPS was calculated to give effect to all potentially dilutive common shares using the “Treasury Stock” method. Outstanding stock options, stock appreciation rights (“SARS”), restricted stock units (“RSUs”) and target performance unit awards (“Performance Units”) represent the only potentially dilutive security effects on the Company’s weighted-average shares.  For the three and six months ended June 30, 2010 approximately 1,510,000 and 1,565,000 potentially dilutive stock-based compensation awards, respectively, were excluded from the computation of dilutive common shares because the exercise price of such awards exceeded the average market price of the Company’s common stock for the period the awards were outstanding.  For the three and six months ended June 30, 2009 approximately 1,620,000 and 1,790,000 such  potentially dilutive stock-based compensation awards, respectively, were excluded from the computation of dilutive common shares.  In addition, as a result of the loss from continuing operations for the three and six months ended June 30, 2009, approximately 70,000 and 60,000 incremental shares, respectively, resulting from the assumed vesting of potentially dilutive securities were excluded from the diluted earnings per share calculation, as the effect would have been anti-dilutive.

The following table presents the computation of basic and diluted EPS (dollars in millions except per share amounts, shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income (loss) from continuing operations	$6.3	$(8.6)	$13.6	$(9.3)
Less: Distributed and undistributed amounts allocated to participating securities (a)	—	—	0.1	—
Income (loss) from continuing operations available to common stockholders	6.3	(8.6)	13.5	(9.3)
Income (loss) from discontinued operations, net of income taxes	—	(0.1)	134.6	—
Less: Undistributed amounts allocated to participating securities (a)	—	—	0.5	—
Net income (loss) available to common stockholders	$6.3	$(8.7)	$147.6	$(9.3)

Weighted-average basic shares outstanding	14,735	14,652	14,715	14,651
Add: Assumed incremental shares under stock compensation plans	792	—	652	—
Weighted-average diluted shares	15,527	14,652	15,367	14,651

Earnings (Loss) Per Common Share
Basic
Continuing operations	$0.43	$(0.58)	$0.92	$(0.63)
Discontinued operations	—	(0.01)	9.11	—
	$0.43	$(0.59)	$10.03	$(0.63)
Diluted
Continuing operations	$0.41	$(0.58)	$0.88	$(0.63)
Discontinued operations	—	(0.01)	8.73	—
	$0.41	$(0.59)	$9.61	$(0.63)

(a)   In accordance with ASC Topic 260, for the three and six months ended June 30, 2009 undistributed losses have been entirely allocated to common stockholders because the holders of participating securities are not contractually obligated to share in the losses of the Company.

Note 2.  Accounting Standard Changes

As of June 30, 2010, no amendments to the ASC had been issued that will have or are reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 3.  Comprehensive Income (Loss)

Comprehensive income (loss) includes, in addition to net income (loss), gains and losses recorded directly into stockholders’ equity on the condensed consolidated balance sheet. These gains and losses are referred to as other comprehensive income items. Accumulated other comprehensive income (loss) consists of foreign currency translation gains and (losses) and adjustments related to pensions and other postretirement benefits. The Company does not provide income taxes for foreign currency translation adjustments related to indefinite investments in foreign subsidiaries.  The sale of the Woodlands resulted in the substantially complete liquidation of the Company’s investment in Neenah Canada.  In accordance with ASC Topic 830, for the six months ended June 30, 2010, $87.9 million of cumulative currency translation adjustments attributable to the Company’s Canadian subsidiaries have been reclassified into earnings and recognized as part of the gain on sale of the Woodlands. There were no tax consequences related to the repatriation of funds from the sale of the Woodlands.  As of June 30, 2010 and December 31, 2009, accumulated other comprehensive income (loss) was $(27.3) million and $91.5 million, respectively.

The following table presents the components of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$6.3	$(8.7)	$148.2	$(9.3)
Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss)	(17.3)	11.0	(29.9)	0.5
Reclassification of cumulative translation adjustments related to investments in Canada	—	—	(87.9)	—
Adjustments to pension and other post-employment benefit liabilities	(1.3)	0.9	(1.0)	1.3
Total other comprehensive income (loss)	(18.6)	11.9	(118.8)	1.8
Comprehensive income (loss)	$(12.3)	$3.2	$29.4	$(7.5)

Note 4.  Closure of the Ripon Mill

In May 2009, the Company permanently closed its fine paper mill located in Ripon, California (the “Ripon Mill”).  For the three and six months ended June 30, 2009, the closure resulted in a pre-tax charge of $18.0 million.  The charge was comprised of approximately $6.7 million in non-cash charges primarily for losses related to the carrying value of property, plant and equipment, a curtailment loss of $0.8 million related to postretirement benefit plans in which employees of the Ripon Mill participated and cash payments for contract terminations and severance and other employee costs of approximately $10.5 million.

As of June 30, 2010, the remaining long-lived assets of the Ripon Mill, primarily composed of land and buildings, are classified as Assets held for sale on the condensed consolidated balance sheet.  The Company believes that the sale of such assets will be completed within 12 months. Assets held for sale are valued at the lower of cost or fair value less cost to sell. The assets of the Ripon Mill are reported at their aggregate historical cost of $6.2 million.

The Company accounted for costs associated with the closure of the Ripon Mill in accordance with ASC Topic 420, Exit or Disposal Cost Obligations.  The Company expects the payments of all costs related to the closure of the Ripon Mill to be substantially complete by December 31, 2010. The following table presents the status of such closure costs as of June 30, 2010:

	Severance benefits	Contract termination and other costs	Total
Amounts accrued during the year ended December 31, 2009	$1.8	$8.7	$10.5
Payments for the year ended December 31, 2009	(1.7)	(4.8)	(6.5)
Accrued exit costs at December 31, 2009	0.1	3.9	4.0
Payments for the six months ended June 30, 2010	—	(3.3)	(3.3)
Accrued exit costs at June 30, 2010	$0.1	$0.6	$0.7

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

Net proceeds from the sale were used to repay in full $40 million of outstanding term loan borrowings (the “Term Loan”) and repay approximately $26 million in outstanding revolving loans which reduced the balance of such outstanding loans under the Company’s bank credit agreement (the “Bank Credit Agreement”) to zero. In addition, the Company made approximately $3.1 million in contract termination payments related to the closure of the Ripon Mill that became due and payable upon the sale of the Woodlands.

In June 2008, Neenah Canada sold the Pictou Mill to Northern Pulp. Pursuant to the terms of the transaction, Northern Pulp assumed all of the assets and liabilities associated with the Pictou Mill, as well as existing customer contracts, supply agreements, labor agreements and pension obligations.

In conjunction with the sale of the Pictou Mill, the Company entered into a stumpage agreement (the “Stumpage Agreement”) which allowed Northern Pulp to harvest softwood timber annually from the Woodlands. The Stumpage Agreement was terminated in March 2010 in conjunction with the sale of the Woodlands.  For the six months ended June 30, 2010, the Company recognized revenue of approximately $1.4 million, related to timber sales pursuant to the Stumpage Agreement.  For the three and six months ended June 30, 2009, the Company recognized revenue of approximately $0.5 million and $1.3 million, respectively, related to the Stumpage Agreement.

The results of operations of the Woodlands and the gain on sale of the Woodlands are reported as discontinued operations in the condensed consolidated statements of operations for each period presented. The following table summarizes the results of discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales (a)	$—	$0.5	$1.4	$1.3
Discontinued operations:
Income (loss) from operations before income taxes	$(0.3)	$0.6	$1.1	$0.8

Gain on disposal of the Woodlands	—	—	74.1	—
Loss on disposal of the Pictou Mill	—	(0.3)	—	(0.3)
Reclassification of cumulative translation adjustments related to investments in Canada	—	—	87.9	—
Gain (loss) on disposal	—	(0.3)	162.0	(0.3)
Income (loss) before income taxes	(0.3)	0.3	163.1	0.5
(Provision) benefit for income taxes (b)	0.3	(0.4)	(28.5)	(0.5)
Income (loss) from discontinued operations, net of income taxes	$—	$(0.1)	$134.6	$—

(a)          Represent timber sales pursuant to the Stumpage Agreement.

(b)         The reclassification of cumulative foreign currency translation gains had no tax consequences.

Note 6. Supplemental Balance Sheet Data

The following table presents inventories by major class:

	June 30, 2010	December 31, 2009
Inventories by major class:
Raw materials	$16.7	$16.6
Work in progress	11.9	11.7
Finished goods	45.9	49.4
Supplies and other	1.7	1.7
	76.2	79.4
Adjust FIFO inventories to LIFO cost	(10.5)	(8.7)
Total	$65.7	$70.7

The FIFO values of total inventories valued on the LIFO method were $58.3 million and $58.2 million at June 30, 2010 and December 31, 2009, respectively.

The following table presents the components of Assets Held for Sale on the condensed consolidated balance sheet.

	June 30, 2010	December 31, 2009
Assets Held for Sale
The Woodlands (Note 5)	$—	$3.8
Land and buildings - the Ripon Mill (Note 4)	6.2	6.2
Total	$6.2	$10.0

Note 7. Debt

Long-term debt consisted of the following:

	June 30, 2010	December 31, 2009
Senior Notes (7.375% fixed rate) due November 2014	$225.0	$225.0
Revolving bank credit facility (variable rates) due November 2013	—	27.9
Term Loan (variable rates)	—	40.0
Neenah Germany project financing (3.8% fixed rate) due in 16 equal semi-annual installments beginning June 2009	9.9	12.5
Neenah Germany revolving line of credit (variable rates) due November 2010	8.0	12.9
Other debt (2.9% fixed rate)	0.1	0.9
Total debt	243.0	319.2
Less: Debt payable within one year	9.5	55.6
Long-term debt	$233.5	$263.6

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

Amended and Restated Secured Revolving Credit Facility

In November, 2009, the Company amended and restated its Bank Credit Agreement.  As amended, the Bank Credit Agreement consisted of a $100 million senior, secured revolving credit facility (the “Revolver”) and (ii) a $40 million senior secured Term Loan. The Bank Credit Agreement terminates on November 30, 2013.  In March 2010, the Company used proceeds from the sale of the Woodlands to repay approximately $26 million in outstanding Revolver borrowings which reduced the balance of such outstanding loans under the Bank Credit Agreement to zero. During the three months ended June 30, 2010, the Company used approximately $9.5 million of restricted proceeds from the sale of the Woodlands as permitted by the Bank Credit Agreement.  For the six months ended June 30, 2010, the Company recognized within interest expense approximately $0.3 million of costs to write-off deferred financing costs associated with the Term Loan.

As of June 30, 2010, the Company had no outstanding Revolver borrowings.  Borrowing availability under the Revolver varies over time depending on the value of the Company’s inventory, receivables and various capital assets.  As of June 30, 2010, borrowing availability under the Revolver included $9.1 million for the collateral value of the Ripon Mill. Borrowing availability under the Revolver is reduced by outstanding letters of credit and certain other items.  As of June 30, 2010, the Company had approximately $1.8 million of letters of credit and other items outstanding which reduced availability and $92.8 million of borrowing availability under the Revolver.  As of December 31, 2009, the Company had $27.9 million in outstanding Revolver borrowings at a weighted-average interest rate of 4.6 percent per annum.

In March 2010, the Company used proceeds from the sale of the Woodlands to extinguish the Term Loan by repaying in full $40 million of outstanding Term Loan borrowings. As of December 31, 2009, the Company had $40.0 million in outstanding Term Loan borrowings at a weighted-average interest rate of 4.5 percent per annum.

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

The Bank Credit Agreement contains covenants with which the Company must comply during the term of the agreement.  Among other things, such covenants restrict the Company’s ability to incur certain additional debt, make specified restricted payments, including dividends, and capital expenditures, authorize or issue capital stock, enter into transactions with affiliates, consolidate or merge with or acquire another business, sell certain of its assets, or dissolve or wind up.  In addition, the terms of the Bank Credit Agreement require the Company to achieve and maintain compliance with a fixed charge coverage ratio if availability under the Bank Credit Agreement is less than $20 million. At June 30, 2010, the Company was in compliance with all covenants.

Other Debt

In December 2006, our wholly-owned subsidiary, Neenah Gessner GmbH (“Neenah Germany”) entered into a 10-year agreement with HypoVereinsbank and IKB Deutsche Industriebank AG to provide €10.0 million of project financing for the construction of a saturator (the “German Loan Agreement”). As of June 30, 2010, €8.1 million ($9.9 million, based on exchange rates at June 30, 2010) was outstanding under the German Loan Agreement.

Neenah Germany has a revolving line of credit (the “German Line of Credit”) with HypoVereinsbank that provides for borrowings of up to €15 million for general corporate purposes. The German Line of Credit is secured by the domestic accounts receivable of Neenah Germany. As of June 30, 2010 and December 31, 2009, the weighted-average interest rate on outstanding German Line of Credit borrowings was 4.0 percent per annum and 4.1 percent per annum, respectively.  As of June 30, 2010, €6.6 million ($8.0 million, based on exchange rates at June 30, 2010) was outstanding under the German Line of Credit and €8.4 million ($10.3 million, based on exchange rates at June 30, 2010) of credit was available.  In November 2009, Neenah Germany extended the termination date for the German Line of Credit to November 30, 2010.

Neenah Germany’s ability to pay dividends or transfer funds to the Company is limited under the terms of the German Line of Credit, to not exceed certain limits defined in the agreement without lender approval or repayment of the amount outstanding under the line, which was €6.6 million ($8.0 million, based on exchange rates at June 30, 2010) at June 30, 2010.  In addition, the terms of the German Line of Credit require Neenah Germany to maintain a ratio of stockholder’s equity to total assets equal to or greater than 45 percent.  Neenah Germany was in compliance with all provisions of the German Line of Credit as of June 30, 2010.

Note 8.  Pension and Other Postretirement Benefits

Pension Plans

Substantially all active employees of the Company’s U.S. paper operations participate in defined benefit pension plans and/or defined contribution retirement plans. Neenah Germany has defined benefit plans designed to provide a monthly pension upon retirement for substantially all its employees in Germany.  In addition, the Company maintains a non-qualified supplemental defined benefit pension plan (the “SERP”). The Company provides benefits under the SERP to the extent necessary to fulfill the intent of its defined benefit retirement plans without regard to the limitations set by the Internal Revenue Code on qualified defined benefit plans.

In April 2010, the Company executed a reduction in force (“RIF”) plan at the Appleton, Wisconsin mill.  The RIF resulted in the elimination of expected years of future service for certain mill employees eligible to participate in the Company’s defined benefit pension plans and postretirement medical plan.  In accordance with ASC Topic 715, Compensation — Retirement Benefits (ASC Topic 715), the Company measured the assets and liabilities of the affected postretirement plans as of April 30, 2010 and recognized a curtailment loss of approximately $35 thousand for the three and six months ended June 30, 2010.

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

The following table presents the components of net periodic benefit cost:

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended June 30,
	2010	2009	2010	2009
Service cost	$1.0	$1.1	$0.4	$0.4
Interest cost	3.5	3.6	0.5	0.6
Expected return on plan assets (a)	(3.4)	(2.9)	—	—
Recognized net actuarial loss	0.3	0.4	—	0.1
Amortization of prior service cost	0.1	0.1	0.1	0.1
Amount of curtailment loss recognized	—	0.2	—	0.6
Net periodic benefit cost related to continuing operations	$1.5	$2.5	$1.0	$1.8

	Pension Benefits		Postretirement Benefits Other than Pensions
	Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$2.1	$2.3	$0.8	$0.9
Interest cost	7.0	7.1	1.1	1.2
Expected return on plan assets (a)	(6.8)	(5.7)	—	—
Recognized net actuarial loss	0.6	0.8	—	0.1
Amortization of prior service cost	0.1	0.1	0.2	0.2
Amount of curtailment loss recognized	—	0.2	—	0.6
Net periodic benefit cost	$3.0	$4.8	$2.1	$3.0

(a)     The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

The Company expects to make aggregate contributions to qualified and non-qualified defined benefit pension trusts and pay benefits for unfunded defined benefit pension plans of approximately $17 million (based on exchange rates at June 30, 2010) in calendar 2010.  For the six months June 30, 2010, the Company made approximately $7.9 million of such contributions/payments.

Note 9.  Stock Compensation Plan

The Company reserved 3,500,000 shares of $0.01 par value common stock (“Common Stock”) for issuance under the 2004 Omnibus Stock and Incentive Plan (the “Omnibus Plan”).  As of June 30, 2010, approximately 1,790,000 shares of Common Stock were reserved for future issuance under the Omnibus Plan. As of June 30, 2010, the number of shares available for future issuance was not reduced by outstanding SARs because the closing market price for the Company’s common stock was less than the exercise price of all outstanding SARs. The Company accounts for stock-based compensation pursuant to the provisions of ASC Topic 718, Compensation—Stock Compensation (“ASC Topic 718”).

Valuation and Expense Information

Substantially all stock-based compensation expense is recorded in selling, general and administrative expenses on the condensed consolidated statements of operations.  The following table summarizes stock-based compensation expense and related income tax benefits.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock-based compensation expense	$1.3	$0.8	$2.5	$1.8
Income tax benefit	(0.5)	(0.4)	(1.0)	(0.7)
Stock-based compensation, net of income tax benefit	$0.8	$0.4	$1.5	$1.1

The following table summarizes total compensation costs related to the Company’s equity awards and amounts recognized in the six months ended June 30, 2010.

	Stock Options	Restricted Stock
Unrecognized compensation cost — December 31, 2009	$1.4	$1.4
Add: Grant date fair value current year grants (a)	1.1	4.4
Less: Compensation expense recognized	0.9	1.6
Unrecognized compensation cost — June 30, 2010	$1.6	$4.2
Expected amortization period (in years)	2.0	2.2

(a)   The fair value of current year stock option and restricted stock awards includes $0.1 million and $0.2 million, respectively, related to a change in the Company’s estimate of forfeitures for awards granted in prior years.

Stock Options

For the six months ended June 30, 2010, the Company awarded nonqualified stock options to Long-Term Incentive Plan (the “LTIP”) participants to purchase approximately 201,550 shares of common stock (subject to forfeiture due to termination of employment and other conditions). In addition, the Company awarded to non-employee members of the board of directors nonqualified stock options to purchase 5,640 shares of Common Stock.  For the six months ended June 30, 2010, the weighted-average exercise price of such nonqualified stock option awards was $13.68 per share. The weighted-average grant date fair value for stock options granted during the six months ended June 30, 2010 was $5.72 per share and was estimated using the Black-Scholes option valuation model with the following assumptions:

Six Months Ended June 30, 2010
Expected life in years	5.9
Risk free interest rate	2.9%
Volatility	55.3%
Dividend yield	2.9%

For the three and six months ended June 30, 2010, the aggregate pre-tax intrinsic value of stock options exercised was approximately $0.4 million.  No stock options were exercised during the three and six months ended June 30, 2009. The aggregate intrinsic value of approximately 1,490,000 stock options that were exercisable at June 30, 2010 was $1.4 million. The aggregate intrinsic value of approximately 1,365,000 stock options that were exercisable at December 31, 2009 was $0.1 million.

As of June 30, 2010, the aggregate intrinsic value of 2,380,000 stock options and SARs that were vested or expected to vest was $7.7 million.  The weighted-average grant date fair value of such stock options was $8.22 per share. As of December 31, 2009, the weighted-average grant date fair value and aggregate intrinsic value of 2,250,000 stock options that were vested or expected to vest was $8.41 per share and $4.1 million, respectively.

The aggregate grant date fair value of approximately 200,000 stock options and SARs that vested during the six months ended June 30, 2010, was $0.9 million. As of June 30, 2010, certain participants met age and service requirements that allowed their stock options to qualify for accelerated vesting upon retirement. As of June 30, 2010, LTIP participants held options to purchase 280,000 shares of common stock that would have been exercisable if they had retired as of such date. The aggregate grant date fair value of options subject to accelerated vesting was $1.1 million. Stock options subject to accelerated vesting for expense recognition become exercisable according to the contract terms of the stock-based awards.

As of June 30, 2010, the Company has approximately 865,000 unvested stock options with a weighted-average grant date fair value of $4.22 per share. As of December 31, 2009, approximately 905,000 unvested stock options were outstanding with a weighted-average grant date fair value of $3.85 per share.

Performance Units

During the six months ended June 30, 2010, the Company granted target awards of 183,500 Performance Units to LTIP participants. The measurement period for the Performance Units is January 1, 2010 through December 31, 2010. Common Stock equal to between 40 percent and 200 percent of the Performance Unit target will be awarded based on the Company’s return on invested capital, revenue growth for the Technical Products segment, the level of cash flow for the Fine Paper segment and total return to shareholders relative to a peer group of companies and the Russell 2000® Value small cap index. The weighted-average grant date fair value for the Performance Units was $25.36 per share. Compensation cost is recognized pro rata over the vesting period.

Note 10.  Goodwill and Other Intangible Assets

The following table presents changes in the carrying amount of goodwill for the six months ended June 30, 2010.  All such goodwill is reported in the Technical Products segment.

	Gross Amount	Cumulative Impairment Losses	Net
Balance at December 31, 2009	$98.9	$(54.0)	$44.9
Foreign currency translation	(14.7)	8.0	(6.7)

Balance at June 30, 2010	$84.2	$(46.0)	$38.2

The following table presents the gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization.

	June 30, 2010		December 31, 2009
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets
Customer based intangibles	$13.3	$(3.4)	$15.5	$(3.4)
Trade names and trademarks	5.6	(1.8)	6.6	(1.9)
Acquired technology	1.0	(0.4)	1.2	(0.4)
Total	19.9	(5.6)	23.3	(5.7)
Unamortizable intangible assets:
Trade names	8.8	—	9.9	—
Total	$28.7	$(5.6)	$33.2	$(5.7)

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

Employees and Labor Relations

Hourly employees at the Whiting, Neenah, Munising and Appleton paper mills are represented by the United Steelworkers Union (the “USW”). The collective bargaining agreement for the Appleton paper mill expired on May 31, 2010. The Company is currently negotiating a new labor agreement for the mill with the USW. In May 2010, the Company and the USW signed a new collective bargaining agreement for the Munising paper mill that is effective through July 14, 2013. The collective bargaining agreements for the Whiting and Neenah paper mills expire on January 31, 2013 and June 30, 2013, respectively. Separately, the Neenah, Whiting and Munising paper mills have bargained jointly with the union on pension matters. The agreement on pension matters will remain in effect through 2019.

Indemnifications

Pursuant to a Distribution Agreement, an Employee Matters Agreement and a Tax Sharing Agreement, the Company has agreed to indemnify Kimberly-Clark Corporation (“Kimberly-Clark”) for certain liabilities or risks related to the spin-off of the Company from Kimberly-Clark in November 2004.  Many of the potential indemnification liabilities under these agreements are unknown, remote or highly contingent. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable agreement. For these reasons, the Company is unable to estimate the maximum potential amount of the possible future liability under the indemnity provisions of these agreements. However, the Company accrues for any potentially indemnifiable liability or risk under these agreements for which it believes a future payment is probable and a range of loss can be reasonably estimated. As of June 30, 2010, management believes the Company’s liability under such indemnification obligations was not material to the condensed consolidated financial statements.

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

The following table summarizes the net sales, operating income (loss) and total assets for each of the Company’s business segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales
Fine Paper	$68.9	$61.3	$138.5	$126.1
Technical Products	99.7	73.9	197.4	143.2
Consolidated	$168.6	$135.2	$335.9	$269.3

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating income (loss)
Fine Paper	$9.2	$(10.0)	$18.7	$(1.4)
Technical Products	8.5	3.3	17.8	2.7
Unallocated corporate costs	(4.0)	(3.8)	(6.4)	(6.9)
Consolidated	$13.7	$(10.5)	$30.1	$(5.6)

	June 30, 2010	December 31, 2009
Total Assets
Fine Paper	$162.5	$166.3
Technical Products	321.9	353.4
Assets held for sale	6.2	10.0
Corporate and other	94.1	107.8
Total	$584.7	$637.5

Note 13.  Condensed Consolidating Financial Information

Neenah Paper Company of Canada, Neenah Paper Michigan, Inc. and Neenah Paper Sales, Inc. (the “Guarantor Subsidiaries”) guarantee the Company’s Senior Notes. The Guarantor Subsidiaries are 100 percent owned by the Company and all guarantees are full and unconditional.  The following condensed consolidating financial information is presented in lieu of consolidated financial statements for the Guarantor Subsidiaries as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009.  Certain deferred tax assets presented in the Guarantor Subsidiaries column as of December 31, 2009 were presented in the Neenah Paper, Inc. column as of June 30, 2010 as such assets will ultimately be realized by Neenah Paper, Inc. due to the substantially complete liquidation of Neenah Canada.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2010

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$66.9	$40.6	$61.1	$—	$168.6
Cost of products sold	50.0	33.9	52.5	—	136.4
Gross profit	16.9	6.7	8.6	—	32.2
Selling, general and administrative expenses	12.1	2.8	3.8	—	18.7
Other (income) expense - net	0.1	0.2	(0.5)	—	(0.2)
Operating income (loss)	4.7	3.7	5.3	—	13.7
Equity in earnings of subsidiaries	(6.7)	—	—	6.7	—
Interest expense-net	4.6	0.1	0.3	—	5.0
Income (loss) from continuing operations before income taxes	6.8	3.6	5.0	(6.7)	8.7
Benefit for income taxes	0.5	1.3	0.6	—	2.4
Net income (loss)	$6.3	$2.3	$4.4	$(6.7)	$6.3

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2009

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$59.1	$26.0	$50.1	$—	$135.2
Cost of products sold	44.6	21.9	44.5	—	111.0
Gross profit	14.5	4.1	5.6	—	24.2
Selling, general and administrative expenses	11.1	2.3	3.2	—	16.6
Other expense - net	0.1	—	—	—	0.1
Restructuring costs	—	18.0	—	—	18.0
Operating income (loss)	3.3	(16.2)	2.4	—	(10.5)
Equity in losses of subsidiaries	7.2	—	—	(7.2)	—
Interest expense-net	4.9	0.2	0.2	—	5.3
Income (loss) from continuing operations before income taxes	(8.8)	(16.4)	2.2	7.2	(15.8)
Benefit for income taxes	(0.1)	(6.8)	(0.3)	—	(7.2)
Income (loss) from continuing operations	(8.7)	(9.6)	2.5	7.2	(8.6)
Loss from discontinued operations, net of income tax provision	—	(0.1)	—	—	(0.1)
Net income (loss)	$(8.7)	$(9.7)	$2.5	$7.2	$(8.7)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2010

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$135.2	$75.4	$125.3	$—	$335.9
Cost of products sold	102.1	61.8	107.5	—	271.4
Gross profit	33.1	13.6	17.8	—	64.5
Selling, general and administrative expenses	22.1	5.1	7.8	—	35.0
Other (income) expense - net	(0.3)	0.5	(0.8)	—	(0.6)
Operating income	11.3	8.0	10.8	—	30.1
Equity in earnings of subsidiaries	(148.6)	—	—	148.6	—
Interest expense-net	9.9	0.2	0.6	—	10.7
Income from continuing operations before income taxes	150.0	7.8	10.2	(148.6)	19.4
Provision for income taxes	1.8	3.1	0.9	—	5.8
Income from continuing operations	148.2	4.7	9.3	(148.6)	13.6
Income from discontinued operations, net of income taxes	—	134.6	—	—	134.6
Net income	$148.2	$139.3	$9.3	$(148.6)	$148.2

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2009

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$120.8	$50.6	$97.9	$—	$269.3
Cost of products sold	90.9	43.4	90.3	—	224.6
Gross profit	29.9	7.2	7.6	—	44.7
Selling, general and administrative expenses	21.8	4.9	6.2	—	32.9
Other (income) expense - net	(0.1)	0.5	(1.0)	—	(0.6)
Restructuring costs	—	18.0	—	—	18.0
Operating income (loss)	8.2	(16.2)	2.4	—	(5.6)
Equity in losses of subsidiaries	7.6	—	—	(7.6)	—
Interest expense-net	10.1	0.4	0.5	—	11.0
Income (loss) from continuing operations before income taxes	(9.5)	(16.6)	1.9	7.6	(16.6)
Benefit for income taxes	(0.2)	(5.9)	(1.2)	—	(7.3)
Net income (loss)	$(9.3)	$(10.7)	$3.1	$7.6	$(9.3)

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2010

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$29.3	$2.3	$0.5	$—	$32.1
Accounts receivable, net	23.1	21.8	35.1	—	80.0
Inventories	35.8	8.9	21.0	—	65.7
Income taxes receivable	0.1	0.1	—	—	0.2
Deferred income taxes	10.8	1.7	0.7	—	13.2
Intercompany amounts receivable	16.2	43.4	—	(59.6)	—
Prepaid and other current assets	3.9	1.7	5.7	—	11.3
Assets held for sale	—	6.2	—	—	6.2
Total current assets	119.2	86.1	63.0	(59.6)	208.7
Property, plant and equipment, at cost	262.6	100.4	178.3	—	541.3
Less accumulated depreciation	185.3	64.3	41.4	—	291.0
Property, plant and equipment — net	77.3	36.1	136.9	—	250.3
Investments In Subsidiaries	228.5	—	—	(228.5)	—
Deferred Income Taxes	50.1	3.8	—	—	53.9
Goodwill	—	—	38.2	—	38.2
Intangible Assets—net	2.9	—	20.2	—	23.1
Other Assets	5.5	0.1	4.9	—	10.5
TOTAL ASSETS	$483.5	$126.1	$263.2	$(288.1)	$584.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$—	$—	$9.5	$—	$9.5
Accounts payable	16.3	8.3	10.6	—	35.2
Intercompany amounts payable	43.4	16.2	—	(59.6)	—
Accrued expenses	28.1	9.3	13.0	—	50.4
Total current liabilities	87.8	33.8	33.1	(59.6)	95.1
Long-term Debt	225.1	—	8.4	—	233.5
Deferred Income Taxes	—	—	19.6	—	19.6
Noncurrent Employee Benefits and Other	33.8	36.5	29.4	—	99.7
TOTAL LIABILITIES	346.7	70.3	90.5	(59.6)	447.9
STOCKHOLDERS’ EQUITY	136.8	55.8	172.7	(228.5)	136.8
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$483.5	$126.1	$263.2	$(288.1)	$584.7

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2009

	Neenah Paper, Inc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$2.1	$2.0	$1.5	$—	$5.6
Accounts receivable - net	23.8	16.1	27.8	—	67.7
Inventories	38.1	8.9	23.7	—	70.7
Income taxes receivable	0.3	0.5	—	—	0.8
Deferred income taxes	4.7	57.0	—	—	61.7
Intercompany amounts receivable	68.7	49.4	—	(118.1)	—
Prepaid and other current assets	5.2	1.7	6.8	—	13.7
Assets held for sale	—	10.0	—	—	10.0
Total current assets	142.9	145.6	59.8	(118.1)	230.2
Property, plant and equipment at cost	262.2	99.5	207.9	—	569.6
Less accumulated depreciation	180.3	62.9	42.0	—	285.2
Property, plant and equipment — net	81.9	36.6	165.9	—	284.4
Investments in subsidiaries	280.5	—	—	(280.5)	—
Deferred Income Taxes	10.9	26.5	—	—	37.4
Goodwill	—	—	44.9	—	44.9
Intangible assets	2.9	—	24.6	—	27.5
Other Assets	6.5	0.1	6.5	—	13.1
TOTAL ASSETS	$525.6	$208.8	$301.7	$(398.6)	$637.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$40.9	$—	$14.7	$—	$55.6
Accounts payable	16.3	5.3	8.4	—	30.0
Intercompany amounts payable	49.4	68.7	—	(118.1)	—
Accrued expenses	23.6	14.8	10.2	—	48.6
Total current liabilities	130.2	88.8	33.3	(118.1)	134.2
Long-term Debt	252.9	—	10.7	—	263.6
Deferred Income Taxes	—	—	23.7	—	23.7
Noncurrent Employee Benefits and Other Obligations	34.8	38.7	34.8	—	108.3
TOTAL LIABILITIES	417.9	127.5	102.5	(118.1)	529.8
STOCKHOLDERS’ EQUITY	107.7	81.3	199.2	(280.5)	107.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$525.6	$208.8	$301.7	$(398.6)	$637.5

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2010

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income	$148.2	$139.3	$9.3	$(148.6)	$148.2
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6.5	2.1	6.9	—	15.5
Stock-based compensation	2.5	—	—	—	2.5
Deferred income tax provision (benefit)	1.9	31.3	(1.4)	—	31.8
Gain on sale of the Woodlands	—	(74.1)	—	—	(74.1)
Reclassification of cumulative translation adjustments related to investments in Canada	—	(87.9)	—	—	(87.9)
Loss on asset dispositions	0.1	—	—	—	0.1
(Increase) decrease in working capital	5.8	(3.5)	(5.1)	—	(2.8)
Equity in earnings of subsidiaries	(148.6)	—	—	148.6	—
Pension and other postretirement benefits	(1.1)	(3.2)	0.2	—	(4.1)
Other	(0.1)	(0.1)	(0.3)	—	(0.5)
NET CASH PROVIDED BY OPERATING ACTIVITIES	15.2	3.9	9.6	—	28.7
INVESTING ACTIVITIES
Capital expenditures	(1.9)	(1.4)	(1.4)	—	(4.7)
Net proceeds from sale of the Woodlands	—	78.0	—	—	78.0
Other	0.1	(0.5)	0.9	—	0.5
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1.8)	76.1	(0.5)	—	73.8
FINANCING ACTIVITIES
Repayments of long-term debt	(67.8)	—	(0.8)	—	(68.6)
Short-term borrowings	—	—	4.7	—	4.7
Repayments of short-term debt	(0.9)	—	(8.4)	—	(9.3)
Proceeds from exercise of stock options	0.3	—	—	—	0.3
Cash dividends paid	(2.9)	—	—	—	(2.9)
Intercompany transfers - net	85.3	(79.7)	(5.6)	—	—
Other	(0.2)	—	—	—	(0.2)
NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	13.8	(79.7)	(10.1)	—	(76.0)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27.2	0.3	(1.0)	—	26.5
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2.1	2.0	1.5	—	5.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$29.3	$2.3	$0.5	$—	$32.1

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2009

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income (loss)	$(9.3)	$(10.7)	$3.1	$7.6	$(9.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	7.3	2.5	7.0	—	16.8
Stock-based compensation	1.8	—	—	—	1.8
Deferred income tax benefit	(0.7)	(5.8)	(1.5)	—	(8.0)
Ripon Mill non-cash charges	—	6.7	—	—	6.7
Gain on asset dispositions	—	(0.1)	—	—	(0.1)
Decrease in working capital	11.6	6.4	5.5	—	23.5
Equity in losses of subsidiaries	7.6	—	—	(7.6)	—
Pension and other postretirement benefits	(1.2)	5.4	0.3	—	4.5
Other	(0.1)	(0.6)	—	—	(0.7)
NET CASH PROVIDED BY OPERATING ACTIVITIES	17.0	3.8	14.4	—	35.2
INVESTING ACTIVITIES
Capital expenditures	(2.2)	(0.6)	(1.4)	—	(4.2)
Other	0.9	(0.7)	(0.5)	—	(0.3)
NET CASH USED IN INVESTING ACTIVITIES	(1.3)	(1.3)	(1.9)	—	(4.5)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	5.5	—	—	—	5.5
Repayments of long-term debt	(24.7)	—	(0.9)	—	(25.6)
Short-term borrowings	—	—	6.7	—	6.7
Repayments of short-term debt	—	—	(12.3)	—	(12.3)
Cash dividends paid	(2.9)	—	—	—	(2.9)
Intercompany transfers - net	7.7	(1.9)	(5.8)	—	—
NET CASH USED IN FINANCING ACTIVITIES	(14.4)	(1.9)	(12.3)	—	(28.6)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1.3	0.6	0.2	—	2.1
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1.9	1.1	0.3	—	3.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3.2	$1.7	$0.5	$—	$5.4

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our financial position as of June 30, 2010 and our results of operations for the three and six months ended June 30, 2010 and 2009. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” “Neenah” or the “Company” are intended to mean Neenah Paper, Inc. and its consolidated subsidiaries. (Tabular amounts in millions, except as noted)

Executive Summary

Results of operations for the three months ended June 30, 2010 showed substantial improvement from the depressed amounts reported in the prior year.  Operating results for the three months ended June 30, 2009 include $18.0 million for costs associated with closing the Ripon Mill.  Results for the prior year period were also adversely affected by sharply reduced market demand due to severe global economic weakness in the first half of 2009.  In 2010, the benefits of a substantial rebound in market demand for our products in conjunction with a more efficient cost structure and higher selling prices allowed us to offset the impact of higher manufacturing input costs.

During the three months ended June 30, 2010, we have seen an increase in manufacturing input costs, particularly for pulp, due to tight global supplies and increased demand.  As a result of these conditions and the terms of our supply contracts, we expect manufacturing input costs in the near term to remain at or above the level recorded in the second quarter of 2010 before falling.  While we have increased selling prices and continue to benefit from cost control initiatives implemented in 2009, there can be no assurance that we will be able to fully offset the near term increase in pulp costs.

For the three months ended June 30, 2010, consolidated sales and earnings were adversely affected by the impact of a weakening Euro relative to the U.S dollar on the translation of operating results for Neenah Germany.  In general, however, the operating performance of Neenah Germany is not materially affected by volatility in exchange rates for the Euro because most of its revenue and expenses are generated within the European Union. We do not believe that the weakening of the Euro has had a material effect on market demand.

Results of Continuing Operations

For the three months ended June 30, 2010, consolidated net sales increased approximately $33 million from the prior year period to $168.6 million primarily due to substantially higher shipments in our technical products business, as well as, increased volume and selling prices in the fine paper business as both businesses benefited from improved market conditions. The second quarter of 2010 represented our fifth consecutive quarter of sequential consolidated revenue growth.

Consolidated operating income of $13.7 million for the three months ended June 30, 2010 increased more than $24 million from an operating loss of $10.5 million in the prior year period.  The operating loss in 2009 was due to $18.0 million of costs associated with closing the Ripon Mill.  Excluding such costs, consolidated operating income increased $6.2 million, or more than 80 percent, due to increased volume, improved operating performance and paper machine utilization; and higher selling prices.  These favorable factors were only partially offset by higher manufacturing input costs.

Results of Discontinued Operations

For the three months ended June 30, 2009, timber sales to Northern Pulp pursuant to the Stumpage Agreement resulted in net sales from discontinued operations of $0.5 million.  For the three months ended June 30, 2010, there were no net sales from discontinued operations following the sale of the Timberlands in the first quarter of 2010.  For the three months ended June 30, 2010, the pre-tax loss from discontinued operations was $0.3 million compared to earnings from discontinued operations of $0.3 million in the prior year period.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, earnings before interest and taxes (which we refer to as “operating income”) and other information relevant to an understanding of our results of operations for the three and six months ended June 30, 2010 and 2009.

Analysis of Net Sales— Three and Six Months Ended June 30, 2010 and 2009

The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Fine Paper	41%	45%	41%	47%
Technical Products	59%	55%	59%	53%
Total	100%	100%	100%	100%

Commentary:

The following table presents our net sales by segment:

			Change in Net Sales Compared to Prior Period
	Three Months			Change Due To
	Ended June 30,				Average
	2010	2009	Total Change	Volume	Net Price	Currency
Fine Paper	$68.9	$61.3	$7.6	$5.7	$1.9	$—
Technical Products	99.7	73.9	25.8	25.0	4.8	(4.0)
Consolidated	$168.6	$135.2	$33.4	$30.7	$6.7	$(4.0)

Consolidated net sales for the three months ended June 30, 2010 were $33.4 million higher than the prior year period due to increased volume in both segments which benefited from improved market conditions.

•      Net sales in our fine paper business increased $7.6 million or 12 percent primarily due to a 9 percent increase in shipments. The improved sales volume reflected higher sales of both domestic branded and non-branded products, which exceeded the increase in the uncoated free sheet market, and growth in international shipments.  Average prices for most branded products were 3 to 5 percent higher than the prior year as a result of pricing actions implemented in 2009 and 2010.  Higher prices were partially offset by a less favorable sales mix resulting from higher growth rates for lower priced products relative to our premium products.

•      Net sales in our technical products business increased $25.8 million or 35 percent primarily due to a 34 percent increase in shipments.  Higher sales volume reflected improvement for all Strategic Business Units, with particularly strong growth in tape, filter media and abrasive backing shipments.  Average net selling prices increased as a result of a more favorable product mix and higher average selling prices.  A weakening of the Euro versus the U.S. dollar reduced net sales by approximately $4 million. The second quarter of 2010 represented the fifth consecutive quarter of sequential revenue growth for our technical products business.

The following table presents our net sales by segment:

			Change in Net Sales Compared to Prior Period
	Six Months			Change Due To
	Ended June 30,				Average
	2010	2009	Total Change	Volume	Net Price	Currency
Fine Paper	$138.5	$126.1	$12.4	$13.9	$(1.5)	$—
Technical Products	197.4	143.2	54.2	51.5	3.0	(0.3)
Consolidated	$335.9	$269.3	$66.6	$65.4	$1.5	$(0.3)

Consolidated net sales for the six months ended June 30, 2010 were $66.6 million higher than the prior year period due to increased volume in both segments which benefited from improved market conditions and customers replenishing the supply chain.

•      Net sales in our fine paper business increased $12.4 million or 10 percent due to an 11 percent increase in shipments. The improved sales volume reflected higher sales of domestic branded and non-branded products, which exceeded the increase in the uncoated free sheet market.  Higher prices for most branded products were more than offset by a less favorable sales mix which reflected higher growth rates for lower priced products relative to our branded products.

•      Net sales in our technical products business increased $54.2 million or 38 percent primarily due to a 36 percent increase in shipments.  Higher sales volume reflected strong growth in tape, filter media and abrasive backing shipments.  The improvement in average net selling prices was primarily due to a more favorable product mix.

Analysis of Operating Income—Three and Six Months Ended June 30, 2010 and 2009

The following table sets forth line items from our condensed consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	80.9	82.1	80.8	83.4
Gross profit	19.1	17.9	19.2	16.6
Selling, general and administrative expenses	11.1	12.3	10.4	12.2
Restructuring costs	—	13.3	—	6.7
Other (income) expense - net	(0.1)	0.1	(0.2)	(0.2)
Operating income (loss)	8.1	(7.8)	9.0	(2.1)
Interest expense-net	3.0	3.9	3.2	4.1
Income (loss) from continuing operations before income taxes	5.1	(11.7)	5.8	(6.2)
Provision (benefit) for income taxes	1.4	(5.3)	1.8	(2.7)
Income (loss) from continuing operations	3.7%	(6.4)%	4.0%	(3.5)%

Commentary:

The following table presents our operating income (loss) by segment:

			Change in Operating Income (Loss) Compared to Prior Period
	Three Months		Change Due To
	Ended June 30,		Total		Net	Material
	2010	2009	Change	Volume (a)	Price (b)	Costs (c)	Currency	Other (d) (e)
Fine Paper	$9.2	$(10.0)	$19.2	$2.8	$1.4	$(3.2)	$—	$18.2
Technical Products	8.5	3.3	5.2	11.1	2.3	(5.7)	(0.2)	(2.3)
Unallocated corporate costs	(4.0)	(3.8)	(0.2)	—	—	—	—	(0.2)
Consolidated	$13.7	$(10.5)	$24.2	$13.9	$3.7	$(8.9)	$(0.2)	$15.7

(a)          Includes changes in unit volume and over (under) absorption of fixed costs.

(b)         Includes changes in selling price and product mix.

(c)          Includes price changes for raw materials and energy.

(d)         Results for the three months ended June 30, 2009 include costs associated with the closure of the Ripon Mill of $18.0 million.

(e)          Includes other manufacturing costs, distribution, selling, general and administrative expenses and gains and losses on asset sales.

Consolidated operating income of $13.7 million for the three months ended June 30, 2010 increased $24.2 million from the operating loss of $10.5 million in the prior year period. The operating loss for the three months ended June 30, 2009 was due to $18.0 million of costs related to the closure of the Ripon Mill. Results for the three months ended June 30, 2009 also reflected reduced market demand following severe global economic weakness in the first half of 2009.  Excluding such closure costs, consolidated operating income for the current period increased $6.2 million or more than 80 percent from the prior year. The favorable comparison was primarily due to higher volume, improved operating performance, including the benefit of improved paper machine utilization and higher selling prices; partially offset by higher manufacturing input costs.

•      Operating income for our fine paper business increased $19.2 million from the prior year period.  Excluding costs related to closing the Ripon Mill, operating income increased $1.2 million from the prior year period primarily due to increased volume, higher selling prices for most branded products and a more efficient cost structure following cost reduction initiatives implemented in 2009.  These favorable variances were partially offset by higher manufacturing input costs, principally for pulp, a less favorable product mix due to faster growth rates for relatively lower priced products and an increase in bad debt reserves due to a customer’s bankruptcy filing.

•      Operating income for our technical products business increased $5.2 million from 2009 due to increased volume, higher selling prices and lower energy costs.  These favorable factors were partially offset by higher manufacturing input costs for pulp and latex.

•      Unallocated corporate expenses for the three months ended June 30, 2010 of $4.0 million were $0.2 million higher than the prior year.

The following table presents our operating income (loss) by segment:

			Change in Operating Income (Loss) Compared to Prior Period
	Six Months		Change Due To
	Ended June 30,		Total		Net	Material
	2010	2009	Change	Volume (a)	Price (b)	Costs (c)	Currency	Other (d) (e)
Fine Paper	$18.7	$(1.4)	$20.1	$6.0	$(1.0)	$(4.6)	$—	$19.7
Technical Products	17.8	2.7	15.1	22.0	(0.6)	(6.2)	0.1	(0.2)
Unallocated corporate costs	(6.4)	(6.9)	0.5	—	—	—	—	0.5
Consolidated	$30.1	$(5.6)	$35.7	$28.0	$(1.6)	$(10.8)	$0.1	$20.0

(a)          Includes changes in unit volume and over (under) absorption of fixed costs.

(b)         Includes changes in selling price and product mix.

(c)          Includes price changes for raw materials and energy.

(d)         Results for the six months ended June 30, 2009 include costs associated with the closure of the Ripon Mill of $18.0 million.

(e)          Includes other manufacturing costs, distribution, selling, general and administrative expenses and gains and losses on asset sales.

Consolidated operating income of $30.1 million for the six months ended June 30, 2010 increased $35.7 million from the operating loss of $5.6 million in the prior year period.  The operating loss for the six months ended June 30, 2009 was due to $18.0 million of costs related to the closure of the Ripon Mill. Results for the six months ended June 30, 2009 were also adversely affected by sharply reduced market demand following severe global economic weakness, particularly in the second half of 2008 and the first half of 2009. Excluding such closure costs, consolidated operating income for the current period increased $17.7 million or more than 140 percent from the prior year. The favorable comparison for both segments was primarily due to favorable volume, improved operating performance, including the benefit of improved paper machine utilization and ongoing benefits from initiatives implemented in 2009 to reduce spending.  These favorable variances were partially offset by higher manufacturing input costs and a less favorable product mix.

•      Operating income for our fine paper business increased $20.1 million from the prior year period operating loss of $1.4 million due to costs associated with closing the Ripon Mill in 2009.  Excluding costs related to closing the Ripon Mill, operating income increased $2.1 million from the prior period primarily due to higher volume and a more efficient cost structure following cost reduction initiatives implemented in 2009.  These favorable variances were partially offset by higher manufacturing input costs, principally for pulp, and a less favorable product mix due to faster growth rates for relatively lower priced products.

•      Operating income for our technical products business increased $15.1 million from 2009 due to higher volume, improved paper machine utilization, and lower energy costs.  These favorable factors were partially offset by higher manufacturing input costs for pulp and latex.

•      Unallocated corporate expenses for the six months ended June 30, 2010 of $6.4 million were $0.5 million lower than the prior year.

Additional Statement of Operations Commentary:

•      Selling, general and administrative (“SG&A”) expense of $18.7 million for the three months ended June 30, 2010 increased $2.1 million from the prior year period primarily as a result of an increase in bad debt reserves due to a customer’s bankruptcy filing. For the three months ended June 30, 2010, SG&A expense as a percentage of net sales was approximately 11.1 percent and was 1.2 percentage points lower than the prior year period due to higher net sales in 2010.

•      For the three months ended June 30, 2010 and 2009, we incurred net interest expense of $5.0 million which was $0.3 million favorable to the prior year.  The favorable comparison was due to lower average debt levels in 2010 due to the repayment of all Term Loan and Revolver borrowings with proceeds from the sale of the Woodlands.

•                  For the three months ended June 30, 2010, we recorded an income tax provision related to continuing operations of $2.4 million which resulted in an effective income tax rate of approximately 28 percent.  For the three months ended June 30, 2009, we recorded an income tax benefit related to continuing operations of $7.2 million which resulted in an effective income tax benefit rate of approximately 46 percent.  The tax effects of closing the Ripon Mill were treated as a discrete item in determining our tax benefit for the three months ended June 30, 2009.  In general, our effective tax rate differs from the U.S. statutory tax rate of 35 percent primarily due to the benefits of our corporate tax structure and the proportion of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2010	2009
Net cash flow provided by (used in):
Operating activities	$28.7	$35.2
Investing activities:
Capital expenditures	(4.7)	(4.2)
Proceeds from sale of the Woodlands	78.0	—
Other investing activities	0.5	(0.3)
Total	73.8	(4.5)
Financing activities	(76.0)	(28.6)

Operating Cash Flow Commentary:

•                  Cash provided by operating activities of $28.7 million for the six months ended June 30, 2010 was $6.5 million less than cash provided by operating activities of $35.2 million in the prior year period. Cash provided by operations in the prior year period reflected a $23.5 million decrease in our investment in working capital, including the receipt of a refund of U.S. income taxes of approximately $10.9 million.  For the six months ended June 30, 2010, our investment in working capital increased $2.8 million primarily due to an increase in accounts receivable reflecting improved sales. Excluding working capital changes, cash provided by operations for the current year increased $19.8 million from the prior year period primarily due to higher operating earnings in the current year.

•                  As of June 30, 2010, we had more than $109 million of U.S. federal and $102 million of state net operating losses that may be carried forward to offset future taxable income through 2029.

•                  For the six months ended June 30, 2010, we made aggregate contributions to qualified and non-qualified pension trusts and payments of pension benefits for unfunded pension plans of approximately $7.9 million. We expect to make aggregate contributions to qualified and non-qualified pension trusts and benefit payments for unfunded pension plans of approximately $17 million (based on exchange rates at June 30, 2010) in calendar 2010.  This compared to payments in 2009 of $4.3 million and $12.5 million for the six months and full year, respectively.

Investing Commentary:

•                  For the six months ended June 30, 2010, cash provided by investing activities was $73.8 million, compared to cash used by investing activities of $4.5 million in the prior year period.  Cash provided by investing activities for the six months ended June 30, 2010 includes net proceeds from the sale of the Woodlands of $78.0 million.

•                  Capital expenditures for the six months ended June 30, 2010 were $4.7 million compared to spending of $4.2 million in the prior year.  We expect to have aggregate capital expenditures for 2010 of approximately $15 million to $20 million. The level of our capital expenditures for the next 12 months is not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

Financing Commentary:

•                  Our liquidity requirements are provided by cash generated from operations, short- and long-term borrowings and proceeds from asset sales. We used the net proceeds of $78.0 million from the sale of the Woodlands to extinguish the Term Loan by repaying in full $40 million of outstanding Term Loan borrowings and repaying approximately $26 million in outstanding Revolver borrowings which reduced the balance of outstanding Revolver borrowings to zero. In addition, we made $3.1 million in contract termination payments related to the closure of the Ripon Mill that became due and payable upon the sale of the Woodlands.

•                  For the six months ended June 30, 2010, cash and equivalents increased $26.5 million to $32.1 million at June 30, 2010 from $5.6 million at December 31, 2009.

•                  For the six months ended June 30, 2010, debt decreased $76.2 million to $243.0 million at June 30, 2010 from $319.2 million at December 31, 2009.

•                  Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of June 30, 2010, we had no amounts outstanding under our Revolver and $92.8 million of available credit. In addition, we have €8.4 million ($10.3 million, based on exchanges rates at June 30, 2010) of available credit under our German Line of Credit.

•                  We paid aggregate cash dividends of $0.20 per share or approximately $2.9 million for the six months ended June 30, 2010 and 2009.

•                  We have required debt payments through June 30, 2011 of $9.5 million.  Such payments include required amortization payments on our German Loan Agreement of approximately $1.5 million and $8.0 million on our German Line of Credit which we expect to renew in November 2010.  In addition, from time to time we may be in the market for the purpose of repurchasing our Senior Notes.  Any such purchases are not expected have a material effect on our liquidity.

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

As of June 30, 2010, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f))  during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

August 9, 2010