Form 10-K
period 2010-12-31
Neenah Paper Inc
filed 2011-03-09
CIK 1296435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2010 (based on the closing stock price on the New York Stock Exchange) on such date was approximately $270,146,000.

As of February 25, 2011, there were 14,878,000 shares of the Company’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the definitive proxy statement for the Company’s Annual Meeting of Stockholders to be held on May 18, 2011 is incorporated by reference into Part III hereof.

PART I

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” “Neenah” or the “Company” are intended to mean Neenah Paper, Inc. and its consolidated subsidiaries.

Item 1.                                   Business

Overview

We are a leading producer of technical products and premium fine papers. We have two primary operations: our technical products business and our fine paper business.

Our technical products business is a leading international producer of transportation and other filter media, durable, saturated and coated substrates for a variety of end uses, and nonwoven wall coverings. Our technical products business is organized into five global strategic business units (“SBUs”) which sell into 17 product categories. We focus on categories where we believe we are a market leader or have a competitive advantage, which include, among others, transportation and other filter media, specialty tape, label, abrasive, medical packaging, nonwoven wall coverings and image transfer technical products markets. We are also a global supplier of materials used for customer-specific applications in furniture and book covers. Our customers are located in more than 70 countries. Our technical products manufacturing facilities are located in Munising, Michigan and near Munich and Frankfurt, Germany.

Our fine paper business is a leading producer of premium writing, text, cover and specialty papers used in corporate identity packages, corporate annual reports, invitations, personal stationery, labels and high-end packaging for point of purchase advertising. Our products include some of the most recognized and preferred papers in North America, where we enjoy leading market positions in many of our product categories. We sell our products primarily to authorized paper distributors, converters and specialty businesses. Our fine paper manufacturing facilities are located in Appleton, Neenah and Whiting, Wisconsin.

Company Structure

Our corporate structure consists of Neenah Paper, Inc., and five direct wholly owned subsidiaries.

Neenah Paper, Inc. Neenah is a Delaware corporation that holds our trademarks and patents related to all of our U.S. businesses (except Neenah Paper FVC, Inc), all of our U.S. inventory, the real estate, mills and manufacturing assets associated with our fine paper operations in Neenah and Whiting, Wisconsin, and all of the equity in our subsidiaries listed below. The common stock of Neenah is publicly traded on the New York Stock Exchange under the symbol “NP.”

Neenah Paper Michigan, Inc. is a Delaware corporation and a wholly owned subsidiary of Neenah that owns the real estate, the mill and the manufacturing assets associated with our U.S. technical products business.

NPCC Holding Company LLC. is a Delaware limited liability company and wholly owned subsidiary of Neenah that owns all of the equity of Neenah Paper Company of Canada (“Neenah Canada”).  Neenah Canada is a Nova Scotia unlimited liability corporation that holds certain post-employment liabilities of our former Canadian operations.

Neenah Paper FVC, Inc. is a Delaware corporation and wholly owned subsidiary of Neenah that owns all of the equity of Neenah Paper FR, LLC.  Neenah Paper FR, LLC is a Delaware limited liability company that owns the real estate, mills and manufacturing assets associated with our fine paper operation in Appleton, Wisconsin.

Neenah Paper International Holding Company, LLC. is a Delaware limited liability company and wholly owned subsidiary of Neenah that owns all of the equity of Neenah Paper International, LLC.  Neenah Paper International, LLC is a Delaware limited liability company that owns all of the equity of Neenah Germany GmbH and in conjunction with Neenah Germany GmbH all of the equity of Neenah Services GmbH & Co. KG.

Neenah Paper International Finance Company BV is a private company with limited liability organized under the laws of the Netherlands and a wholly owned subsidiary of Neenah that facilitates the financing of our international operations.

History of the Businesses

Neenah, a Delaware corporation, was incorporated in April 2004 in contemplation of the spin-off by Kimberly-Clark Corporation (“Kimberly-Clark”) of its technical products and fine paper businesses in the United States and its Canadian pulp business (collectively, the “Pulp and Paper Business”). We had no material assets or activities until Kimberly-Clark’s transfer to us of the Pulp and Paper business on November 30, 2004. On that date, Kimberly-Clark completed the distribution of all of the shares of our common stock to the stockholders of Kimberly-Clark (the “Spin-Off”). Following the Spin-Off, we are an independent public company and Kimberly-Clark has no ownership interest in us.

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

In March 2007, we acquired Fox Valley Corporation (now named Neenah Paper FVC, Inc.), which owned Fox River Paper Company, LLC (“Fox River”, now named Neenah Paper FR, LLC).  The Fox River assets acquired consisted of four U.S. paper mills and various related assets, producing premium fine papers with well-known brands including STARWHITE®, SUNDANCE®, ESSE® and OXFORD®.  In integrating the operations of Fox River with those of our existing fine paper mills, we closed three of the Fox River paper mills.  We closed the Housatonic mill, located near Great Barrington, Massachusetts in May 2007, the fine paper mill located in Urbana, Ohio during the second quarter of 2008 and the fine paper mill located in Ripon, California in May 2009.  The production previously made at these facilities was absorbed at our other premium fine paper mills.

Pulp. At the Spin-Off, our pulp operations consisted of mills located in Terrace Bay, Ontario and Pictou, Nova Scotia and approximately 975,000 acres of related woodlands. In August 2006, we transferred our Terrace Bay mill and related woodlands operations to certain affiliates of Buchanan Forest Products Ltd. (“Buchanan”).  In June 2006, we sold approximately 500,000 acres of woodlands in Nova Scotia. In June 2008, we sold the Pictou Mill, which was the last pulp mill we owned, to Northern Pulp Nova Scotia Corporation (“Northern Pulp”). In March 2010, we sold the remaining approximately 475,000 acres of woodland assets in Nova Scotia (the “Woodlands”) to Northern Timber Nova Scotia Corporation, an affiliate of Northern Pulp (collectively, “Northern Pulp”). The sale of the Woodlands completed our transformation from an integrated pulp and paper company into a technical products and premium fine paper company.  See Note 5 of Notes to Consolidated Financial Statements, “Discontinued Operations — Sale of the Pictou Mill and the Woodlands.”

Business Strategy

We expect to create value by uniquely satisfying the needs of premium specialty markets. Strategies to deliver this value include:

Increase Our Business Mix of Technical/Specialty Products- While technical products currently represent almost 60% of our revenue, we expect it to comprise an even greater proportion in the future as we continue to seek out growth in faster-growing, profitable specialty and technical products markets. This is likely to occur both organically and through potential acquisitions.

Grow Margins and Size of Technical Products- We expect to grow the size of our existing technical products business, while also increasing the profit margins of this business. Margin improvement will come through optimizing our product mix, faster growth of higher margin products, new product sales generated through innovation/R&D efforts and overall benefits of volume and scale efficiencies.

Maintain Our Leading Position and Attractive Returns in Fine Paper- We expect to maintain our leading position in fine papers through continued support of our brands and careful management of our costs. We will focus on expanding into new areas that can support growth, such as labels, packaging and international markets, to help offset any secular decline in the North American uncoated free sheet market.

Support Attractive Shareholder Returns- We believe the successful execution of our strategies, and a continued focus on Return on Capital as a key metric to evaluate decisions, will help us to create value. We expect to maintain a meaningful dividend as one means to deliver returns to shareholders.

Products

Technical Products.   The technical products business is a leading producer of filtration media and durable, saturated and coated substrates for a variety of end uses, including tapes, premask, abrasives, labels, medical packaging, decorative components, wall covering, and image transfer papers. Our technical products business had net sales of approximately $384 million, $318 million and $397 million in 2010, 2009 and 2008, respectively. JET-PRO®, SofStretch™, KIMDURA®, MUNISING LP®, PREVAIL™, NEENAH®, Gessner® and varitess® are brands of our technical products business.

In general, the products of our technical products business are sold to other manufacturers as key components for their finished products. The technical products business is organized into five SBUs: Filtration; Tape; Component Materials, Graphics and Identification; and Wall Covering to sell its products into major market segments. Several of the key market segments served, including tape and abrasives, are global in scope.

The Filtration SBU produces filtration media primarily for induction air, fuel, oil, and cabin air applications in automotive transportation.  Transportation filtration media are sold to suppliers of automotive companies as original equipment on new cars and trucks as well as to the automotive aftermarket.  This business is primarily in Europe.

The Tape SBU produces both saturated and unsaturated crepe and flat paper tapes and sells them to manufacturers to produce finished pressure sensitive products for sale in automotive, automotive aftermarket, transportation, manufacturing, building construction, and industrial general purpose applications.

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

Fine Paper. The fine paper business manufactures and sells world-class branded premium writing, text, cover and specialty papers used in corporate identity packages, corporate annual reports, invitations, personal stationery, labels and high-end packaging for point of purchase advertising. Our fine paper business had net sales of approximately $273 million, $256 million and $336 million in 2010, 2009 and 2008, respectively.

Premium writing papers are used for business and personal stationery, corporate identity packages, envelopes and similar end-use applications. Market leading writing papers are sold by the fine paper business under the CLASSIC®, ENVIRONMENT®, NEENAH®, CAPITOL BOND® and NEUTECH® trademarks, which are denoted by a brand watermark in each sheet of writing paper. Our fine paper business has an exclusive agreement to manufacture, market and distribute Crane & Co.’s CRANE’S CREST®, CRANE’S BOND®, CRANE’S LETTRA®, CRANE’S PALETTE™ and CRANE’S® Choice Papers branded fine papers. The fine paper business also sells private watermarked paper and other specialty writing papers.

Text and cover papers are used in applications such as corporate brochures, pocket folders, corporate annual reports, advertising inserts, direct mail, business cards, hang tags, scrapbooks, and a variety of other uses where colors, textured finishes or heavier weight papers are desired. Our brands in this category include CLASSIC®, CLASSIC CREST®, STARWHITE®, SUNDANCE®, ESSE® and ENVIRONMENT®. We also sell a variety of custom colors, paper finishes, and duplex/laminated papers.  The fine paper business also produces and sells other specialty papers, including translucent papers, art papers, papers for optical scanning and other specialized applications, under the UV/ULTRA® II translucent paper trademark and other brands.

Markets and Customers

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

The technical products business has over 500 customers worldwide. The distribution of sales in 2010 was approximately 55 percent in Europe, 25 percent in North America and 20 percent in Latin America and Asia. Customers typically convert and transform base papers and film into finished rolls and sheets by adding adhesives, coatings, and finishes. These transformed products are then sold to end-users.

Fine Paper. Premium writing, text and cover papers represent approximately three percent of the North American uncoated free sheet market. The uncoated free sheet market has been declining two to four percent annually due to the increasing use of electronic media for communication.  For 2010, the American Forestry and Paper Associations (the “AF&PA”) reported a 6 percent year-over-year industry decline in the premium text and cover uncoated free sheet paper category.  Lower industry volume reflected a decline in consumption for a number of key end use market segments, including real estate, hospitality and advertising. The stationery segment of the uncoated free sheet market is divided into cotton and sulfite grades. The text and cover paper segment of the market, used in corporate identification applications, is split between smooth papers and textured papers. Text papers have traditionally been utilized for special, high end collateral material such as corporate brochures, annual reports and special edition books. Cover papers are primarily used for business cards, pocket folders, brochures and report covers including corporate annual reports.

The fine paper business sells its products through our sales and marketing organizations primarily in three channels: authorized paper distributors, converters and direct sales. Sales to distributors, including distributor owned paper stores, account for approximately 70 percent of revenue in the fine paper business.  Approximately six percent of the sales of our fine paper business are exported to international distributors.

Sales to the fine paper business’s two largest customers (both of which are distributors) represented approximately 30 percent of its total sales in 2010. We practice limited distribution to improve our ability to control the marketing of our products. Although a complete loss of either of these customers would cause a temporary decline in the business’s sales volume, the decline could be partially offset by expanding sales to existing distributors, and further offset over a several month period with the addition of new distributors.

Concentration.  For the years ended December 31, 2010, 2009 and 2008, no customer accounted for more than 10 percent of our consolidated net sales.

The following tables present further information about our businesses by geographic area (dollars in millions):

	Year Ended December 31,
	2010	2009	2008
Net sales
United States	$413.6	$360.9	$467.3
Europe	244.1	213.0	265.0
Consolidated	$657.7	$573.9	$732.3

	December 31,
	2010	2009	2008
Total Assets
United States	$308.9	$330.0	$371.8
Canada	0.1	5.4	3.3
Europe	297.7	301.2	314.9
Total	$606.7	$636.6	$690.0

Net sales and total assets are attributed to geographic areas based on the physical location of the selling entities and the physical location of the assets. See Note 14 of Notes to Consolidated Financial Statements “Business Segment and Geographic Information” for information with respect to net sales, profits (losses) and total assets by business segment.

Raw Materials

Technical Products. Softwood pulp, specialty pulp and latex are the primary raw materials consumed by our technical products business. The technical products business purchases softwood pulp, specialty pulp and latex from various suppliers. The technical products business purchases substantially all of its raw material requirements externally. We believe that all of the raw materials for our technical products operations, except for certain specialty latex grades and specialty softwood pulp, are readily available from several sources and that the loss of a single supplier would not cause a shutdown of our manufacturing operations. An interruption in the supply of certain latex specialty grades or specialty softwood pulp, however, could disrupt and eventually cause a shutdown of production of certain technical products.

Fine Paper. Hardwood pulp is the primary fiber used to produce products of the fine paper business. Other significant raw material inputs in the production of fine paper products include softwood pulp, recycled fiber, cotton fiber, dyes and fillers. The fine paper business purchases all of its raw materials externally. We believe that all of the raw materials for our fine paper operations, except for certain cotton fiber, are readily available from several sources and that the loss of a single supplier would not cause a shutdown of our manufacturing operations. An interruption in our supply of pulp or cotton fiber could adversely affect our fine paper sales.

Concentration.  Except for certain specialty latex grades and specialty softwood pulp used by our technical products business and cotton fiber used by our fine paper business, we are not aware of any significant concentration of business transacted with a particular supplier that could, if suddenly eliminated, have a material adverse affect on our operations. While we believe that alternative sources of critical supplies would be available, disruption of our primary sources could create a temporary, adverse effect on product shipments. An interruption in the supply of a latex specialty grade or of specialty softwood pulp to our technical products business, each of which is currently obtained from a single source, could disrupt and eventually cause a shutdown of production of certain technical products.  An interruption in the supply of cotton fiber to our fine paper business could disrupt and eventually cause a shutdown of production of certain fine paper products.

Energy and Water

The equipment used in the manufacture of the products of our technical products and fine paper businesses uses significant amounts of energy, primarily electricity, natural gas, oil and coal. We generate substantially all of our electrical energy at the Munising mill and approximately 40 percent and 20 percent of the electrical energy at our mills in Appleton, Wisconsin and Bruckmühl, Germany, respectively. We also purchase electrical energy from external sources, including electricity generated from renewable sources.

Availability of energy is not expected to be a problem in the foreseeable future, but the purchase price of such energy can and likely will fluctuate significantly based on changes in demand and other factors.

An adequate supply of water is needed to manufacture our products. We believe that there is an adequate supply of water for this purpose at each of our manufacturing locations.

Working Capital

Technical Products. Our German technical products business maintains approximately 20 days of raw materials and supplies inventories to support its manufacturing operations and approximately 30 days of finished goods and semi-finished goods inventory to support customer orders for its products. Our U.S. technical products business maintains approximately 25 to 30 days of raw materials and supplies inventories to support its manufacturing operations and approximately 25 to 30 days of finished goods inventory to support customer orders for its products. Sales terms in the technical products business vary depending on the type of product sold and customer category. Extended credit terms of up to 120 days are offered to customers located in certain international markets. In our German technical products business sales are collected in approximately 55 to 60 days and supplier invoices are generally paid within 20 days. In our U.S. technical products business sales are collected in approximately 45 to 50 days and supplier invoices are generally paid within 30 days.

Fine Paper. The fine paper business maintains approximately 10 days of raw material inventories to support its paper making operations and about 50 to 55 days of finished goods inventory to fill customer orders. Fine paper sales terms range between 20 and 30 days for customer payments, with 20-day terms used most often. Supplier invoices are typically paid within 30 days.

Competition

Technical Products. Our technical products business competes in global markets with a number of large multinational competitors, including Ahlstrom Corporation, Munksjö, ArjoWiggins SAS, Wausau Paper Corp. and Hollingsworth & Vose Company. It also competes in some, but not all, of these segments with smaller regional manufacturers, such as Monadnock Paper Mills, Inc., Fortress Paper, Ltd., Potsdam Specialty Paper, Inc. and Paper Line S.p.A. We believe the bases of competition in most of these segments are the ability to design and develop customized product features to meet customer specifications while maintaining quality, customer service and price. We believe our research and development program gives us an advantage in customizing base papers to meet customer needs.

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

Research and Development

Our technical products business maintains research and development laboratories in Roswell, Georgia, Munising, Michigan and each of our German manufacturing locations to support its strategy of developing new products and technologies, and to support growth in its existing product lines and other strategically important markets.  Our German technical products business relocated to a new research and development center during 2010 and also has a nano fiber pilot plant for the testing of advanced filter media applications.  We have continually invested in product research and development with spending of $5.3 million in 2010, $5.5 million in 2009 and $6.5 million in 2008.

Intellectual Property

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

We own more than 50 trademarks with registrations in approximately 50 countries. Our fine paper business has built its market leading reputation on trademarked brands that date back as far as 1908. The CLASSIC® family of brands is one of the most well known and respected trademarks in the printing and writing industry. The CLASSIC® family includes CLASSIC CREST®, CLASSIC® Laid, CLASSIC® Linen, CLASSIC COLUMNS® and CLASSIC COTTON® papers. Our branded products, which also include the ENVIRONMENT® brand and brands such as STARWHITE®, SUNDANCE® and ESSE®, have played an important role in the marketing of the product lines of the fine paper business, which are recognized as an industry leader for quality, consistency and printing applications. Our fine paper business has an exclusive licensing agreement to market and distribute Crane’s CRANE’S CREST®, CRANE’S BOND®, CRANE’S LETTRA®, CRANE’S PALETTE™ and CRANE’S® Choice Papers branded fine papers.  Our fine paper business also owns trademarks for the CLASSIC® brand in certain key international markets.  Our long term strategy is to consolidate the writing, text and cover (WT&C) categories in the United States and continue to grow our strongest brands by increasing our international market penetration.

Backlog and Seasonality

Technical Products. In general, sales and profits for the technical products business have been relatively stronger in the first half of the year with reductions in the third quarter due to reduced customer converting schedules and in the fourth quarter due to a reduction in year-end inventory levels by our customers. In 2010, sales and profits for our technical products business returned to a more normal seasonal pattern as market conditions stabilized. During 2009, the technical products business showed sequential growth in quarterly sales and earnings as the overall economic environment improved.  The order flow for the technical products business is subject to seasonal peaks for several of its products, such as the larger volume grades of tape, abrasives, premask, and label stock used primarily in the downstream finished goods manufacturing process. To assure timely shipments during these seasonal peaks, the technical products business has agreements with certain customers to manufacture orders and hold them in inventory for later shipment. The technical products business also manages these peaks by providing certain customers with finished goods inventory on consignment. For the year ended December 31, 2010, consignment sales represented less than 15 percent of the technical products business’s annual sales. Orders are typically shipped within six to eight weeks of receipt of the order. However, the technical products business periodically experiences periods where order entry levels surge, and order backlogs can increase substantially. Raw materials are purchased and manufacturing schedules are planned based on customer forecasts, current market conditions and individual orders for custom products. The order backlog in the technical products business on December 31, 2010 was approximately $76 million and represented approximately 20 percent of prior year sales. The order backlogs in the technical products business on December 31, 2009 were approximately $67 million and represented approximately 20 percent of prior year sales. We have previously filled the order backlog from December 31, 2009 and expect to fill the order backlog from December 31, 2010 within the current fiscal year.

Fine Paper. The fine paper business has historically experienced a steady flow of orders with marginally higher sales in the first quarter due to annual report production and a slight reduction in the third quarter due to scheduled maintenance downtime. Orders for stock products are typically shipped within two days, while custom orders are shipped within two to three weeks of receipt. Raw material purchases and manufacturing schedules are planned based on a combination of historical trends, customer forecasts and current market conditions. The order backlogs in the fine paper business on December 31, 2010 and 2009 were $8.3 million and $6.1 million, respectively, which represent approximately 11 days and 8 days, respectively, of sales. The order backlogs from December 31, 2010 and 2009 were filled in the respective following years.

Employee and Labor Relations

As of December 31, 2010, we had approximately 1,660 regular full-time employees of whom 630 hourly and 310 salaried employees were located in the United States and 480 hourly and 240 salaried employees were located in Germany.

Hourly employees at the Whiting, Neenah, Munising and Appleton paper mills are represented by the United Steelworkers Union (the “USW”). In October 2010, we signed a collective bargaining agreement with the USW for the Appleton paper mill that is effective through May 31, 2014. In May 2010, we signed a collective bargaining agreement with the USW for the Munising paper mill that is effective through July 14, 2013. The collective bargaining agreements for the Whiting and Neenah paper mills expire on January 31, 2013 and June 30, 2013, respectively. Separately, the Appleton, Neenah, Whiting and Munising paper mills have bargained jointly with the union on pension matters. The agreement on pension matters will remain in effect through 2019.

Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the “IG BCE”).  In December 2010, the IG BCE and a national trade association representing all employers in the industry signed a new collective bargaining agreement covering union employees of Neenah Germany that expires in November 2011.

As of December 31, 2010, no hourly employees in the United States were covered by collective bargaining agreements that have expired or will expire within the next twelve months.  Union membership in Germany is voluntary and under German law does not need to be disclosed. As a result, the number of employees covered by the collective bargaining agreement with the IG BCE that expires in November 2011 cannot be determined.  We believe we have satisfactory relations with our employees covered by collective bargaining agreements.

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

Greenhouse gas (“GHG”) emissions have increasingly become the subject of political and regulatory focus. Concern over potential climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting GHG emissions. All the states in which we operate are currently considering GHG legislation or regulations, either individually and/or as part of regional initiatives, that are independent of any federal proposals. While not all are likely to become law it is reasonably possible that additional climate change related mandates will be forthcoming, and it is expected that they may adversely impact our costs by increasing energy costs and raw material prices, requiring operational or equipments modifications to reduce emissions and creating costs to comply with regulations or to mitigate the financial consequences of such compliance.

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

We have planned capital expenditures to comply with environmental, health and safety laws, regulations and ordinances during the period 2011 through 2013 of approximately $1 million to $2 million annually.  Our anticipated capital expenditures for environmental projects are not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

AVAILABLE INFORMATION

We are subject to the reporting requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934. As such, we file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public on the SEC’s web site at www.sec.gov. You may also read and copy any document we file at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our common stock is traded on the New York Stock Exchange under the symbol NP. You may inspect the reports, proxy statements and other information concerning us at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

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

An interruption in supply of a latex specialty grade or of specialty softwood pulp to our technical products business, each of which we currently obtain from a single source, could disrupt and eventually cause a shutdown of production of certain technical products.  An interruption in the supply of cotton fiber to our fine paper business could disrupt and eventually cause a shutdown of production of certain fine paper products.

Our business will suffer if we are unable to effectively respond to decreased demand for some of our products due to current conditions in the global economy.

We have experienced and may experience in the future decreased demand for some of our products due to slowing or negative global economic growth, uncertainty in credit markets, declining consumer and business confidence, fluctuating commodity prices, increased unemployment and other challenges affecting the global economy.  In addition, our customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. If we are unable to implement business strategies to effectively respond to decreased demand for our products, our financial position, cash flows and results of operations would be adversely affected.

Our operating results are likely to fluctuate.

Our operating results are subject to substantial quarterly and annual fluctuations due to a number of factors, many of which are beyond our control. Operating results could be adversely affected by general economic conditions causing a downturn in the market for paper products.  Additional factors that could affect our results include, among others, changes in the market price of pulp, the effects of competitive pricing pressures, production capacity levels and manufacturing yields, availability and cost of products from our suppliers, the gain or loss of significant customers, our ability to develop, introduce and market new products and technologies on a timely basis, changes in the mix of products produced and sold, seasonal customer demand, the relative strength of the Euro versus the U.S. dollar,  increasing interest rates and environmental costs. The timing and effect of the foregoing factors are difficult to predict, and these or other factors could materially adversely affect our quarterly or annual operating results.

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

As of December 31, 2010, we had approximately $96.7 million of U.S. Federal and $95.4 million of U.S. State tax NOLs which may be used to offset taxable income in the future. In order to utilize the NOLs, we must generate consolidated taxable income. If not used, substantially all of the NOLs will expire in various amounts between 2028 and 2030. The availability of NOLs to offset taxable income could also be substantially reduced if we were to undergo an “ownership change” within the meaning of Section 382(g)(1) of the Internal Revenue Code. We will be treated as having had an “ownership change” if there is more than a 50% increase in stock ownership during a three-year “testing period” by “5% stockholders.”

In accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC Topic 740”), as of December 31, 2010, we have recorded a liability of $8.6 million for uncertain tax positions where we believe it is “more likely than not” that the benefit reported on our income tax return will not be realized. There can be no assurance, however, that the actual amount of unrealized deductions will not exceed the amounts we have recognized for uncertain tax positions.

We are continuously undergoing examination by the Internal Revenue Service (the “IRS”) as well as taxing authorities in various state and foreign jurisdictions in which we operate. The IRS and other taxing authorities routinely challenge certain deductions and credits reported on our income tax returns.

In December 2010, the IRS issued a Revenue Agent’s Report for the 2007 and 2008 tax years. In January 2011, we submitted a protest to the Appeals Division of the IRS with respect to certain unresolved issues which involve a proposed IRS adjustment with respect to dual consolidated losses (“DCLs”) and the recapture of NOLs emanating from our former Canadian operations.  Our protest asserts that the IRS examination team made several errors in its assessment of the DCL rules and, as such, the proposed adjustment is erroneous.  As of December 31, 2010, no amounts were reserved related to these issues.  Management intends to vigorously contest this proposed adjustment, however, the outcome is uncertain and, should we not prevail, the outcome could have a material adverse effect on our results of operations, cash flows and financial position.

In November 2010, we received a tax examination report from the German tax authorities challenging certain interest expense deductions claimed on tax returns filed for the years 2004 through 2007.  We believe that the finding in the report is improper and will be rejected on appeal.  As of December 31, 2010, no amounts were reserved related to these issues.  Management intends to vigorously contest the finding in the report, however, the outcome is uncertain and, should we not prevail, the outcome could have a material adverse effect on our results of operations, cash flows and financial position.

We have significant obligations for pension and other postretirement benefits.

We have significant obligations for pension and other postretirement benefits which could require future funding beyond that which we have funded in the past or which we currently anticipate. At December 31, 2010, our projected pension benefit obligations were $252.7 million and exceeded the fair value of pension plan assets by approximately $60.5 million. In 2010, we made total contributions to qualified pension trusts of $12.6 million. In addition, during 2010 we made contributions of $3.5 million to non-qualified pension trusts and paid pension benefits for unfunded pension plans of $2.5 million.  At December 31, 2010, our projected other postretirement benefit obligations were $42.1 million.  No assets have been set aside to satisfy our other postretirement benefit obligations.  In 2010, we made payments for postretirement benefits other than pensions of $3.2 million. A material increase in funding requirements or benefit payments could have a material adverse effect on our cash flows.

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

For the year ended December 31, 2010, we paid cash dividends of $0.40 per common share or approximately $5.9 million.  In November 2010, our Board of Directors approved a 10 percent increase in the annual dividend on our common stock to $0.44 per share.  The dividend will be paid in four equal quarterly installments beginning in March 2011. Dividends are declared at the discretion of our Board of Directors, and future dividends will depend on our future earnings, cash flow, financial requirements and other factors.  Our ability to pay cash dividends on our common stock is limited under the terms of both our bank credit agreement and the indenture for our $223 million of ten-year senior notes due November 2014 (the “Senior Notes”).  As of December 31, 2010, under the most restrictive terms of these agreements, our ability to pay cash dividends on our common stock is limited to a total of $8 million in a 12-month period. There can be no assurance that we will continue to pay dividends in the future.

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

Our technical products and fine paper businesses may suffer catastrophic loss due to fire, flood, terrorism, mechanical failure, or other natural or man-made events.  If any of our facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, delay or reduce shipments, reduce revenue, and result in significant expenses to repair or replace the facility.  These expenses and losses may not be adequately covered by property or business interruption insurance.  Even if covered by insurance, our inability to deliver our products to customers, even on a short-term basis, may cause us to lose market share on a more permanent basis.

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

In addition, because we transact business in other foreign countries, some of our revenues and expenses are denominated in a currency other than the local currency of our operations. As a result, changes in exchange rates between the currency in which the transaction is denominated and the local currency of our operations into which the transaction is being recorded can impact the amount of local currency recorded for such transaction. This can result in more or less local currency revenues or costs related to such transaction, and thus have an effect on our reported sales and income before income taxes.

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

GHG emissions have increasingly become the subject of political and regulatory focus. Concern over potential climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting GHG emissions. All the states in which we operate are currently considering GHG legislation or regulations, either individually and/or as part of regional initiatives, that are independent of any federal proposals. While not all are likely to become law it is reasonably possible that additional climate change related mandates will be forthcoming, and it is expected that they may adversely impact our costs by increasing energy costs and raw material prices, requiring operational or equipments modifications to reduce emissions and creating costs to comply with regulations or to mitigate the financial consequences of compliance.

Risks Relating to Our Indebtedness

We may not be able to fund our future capital requirements internally or obtain third-party financing.

We may be required or choose to obtain additional debt or equity financing to meet our future working capital requirements, as well as to fund capital expenditures and acquisitions. To the extent we must obtain financing from external sources to fund our capital requirements, we cannot guarantee financing will be available on favorable terms, if at all.  As of December 31, 2010, we have required debt payments of $224.7 million during the year ending December 31, 2014.  Such required debt payments include $223 million on our Senior Notes.

In February 2011, we elected to conduct an early redemption on March 10, 2011 (the “Partial Redemption”) of $65 million in aggregate principal amount of our Senior Notes.  There are $223 million of Senior Notes outstanding with a call premium of 2.458% as of the date of the Partial Redemption.   The Partial Redemption is expected to be financed by approximately $40 million of cash on hand, with the remainder to be provided by borrowings under our existing revolving credit facility.  Following the Partial Redemption, we will have $158 million in Senior Notes outstanding and required debt payments of approximately $159.7 million during the year ending December 31, 2014.

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

As of December 31, 2010, we had $223 million of Senior Notes, $11.9 million in German revolving line of credit borrowings and $10.0 million of project financing outstanding. In addition, our borrowing base under our bank credit agreement was approximately $82 million.  As of December 31, 2010, no senior secured revolver borrowings were outstanding under our bank credit agreement. Our leverage could have important consequences. For example, it could:

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

The terms of our indebtedness, including our bank credit agreement and the indenture governing the Senior Notes, contain covenants restricting our ability to, among other things, incur certain additional debt, make specified restricted payments and capital expenditures, pay dividends, authorize or issue capital stock, enter into transactions with our affiliates, consolidate or merge with or acquire another business, sell certain of our assets or liquidate, dissolve or wind-up our company. At December 31, 2010, under the most restrictive terms of these agreements, our ability to pay cash dividends on our common stock is limited to a total of $8 million in a 12-month period. In addition, the terms of our bank credit agreement require us to achieve and maintain compliance with a fixed charge coverage ratio if availability under the bank credit agreement is less than $20 million. These restrictions may limit our ability to engage in activities to expand our business, including obtaining future financing, making needed capital expenditures or taking advantage of business opportunities such as strategic acquisitions and dispositions.

Our revolving credit facility accrues interest at variable rates. As of December 31, 2010, we had no senior secured revolver borrowings outstanding, $0.8 million in letters of credit and other items outstanding which reduce revolving credit availability and $81.5 million of revolving credit availability. We may reduce our exposure to rising interest rates by entering into interest rate hedging arrangements, although those arrangements may result in us incurring higher interest expenses than we would incur without the arrangements. If interest rates increase in the absence of such arrangements, we will need to dedicate more of our cash flow from operations to make payments on our debt. For more information on our liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Our bank credit agreement, as amended, is secured by a majority of our North American assets, including the capital stock of our subsidiaries.  Neenah Germany is not a borrower or guarantor with respect to the bank credit agreement.  However, we have pledged 65 percent of our equity interest in Neenah Germany as security for our obligations under the bank credit agreement.

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

A downgrade of our credit ratings below current levels (Moody’s Investors Service — Ba3, Standard & Poor’s — BB- as of December 31, 2010) may reduce our access to the capital markets, have an adverse effect on the market price of our securities and increase our cost of borrowing.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), or in releases made by the SEC, all as may be amended from time to time. Statements contained in this Annual Report on Form 10-K that are not historical facts may be forward-looking statements within the meaning of the PSLRA. Any such forward-looking statements reflect our beliefs and assumptions and are based on information currently available to us. Forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements we make are not guarantees or indicative of future performance. For additional information regarding factors that may cause our results of operations to differ materially from those presented herein, please see “Risk Factors” contained in this Annual Report on Form 10-K and as are detailed from time to time in other reports we file with the SEC.

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

•                  the cost and/or availability of raw materials and energy;

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

As of December 31, 2010, following are the locations of our principal facilities and operating equipment and the products produced at each location. All the facilities are owned by us, except as otherwise noted:

Location	Equipment/Resources	Products
Fine Paper Segment
Appleton Mill Appleton, Wisconsin	Two paper machines; paper finishing equipment	Printing and writing, text, cover and other specialty papers
Converting Center Neenah, Wisconsin	Paper finishing equipment	Printing and writing, text, cover and other specialty papers
Neenah Mill Neenah, Wisconsin	Two paper machines; paper finishing equipment	Printing and writing, text, cover and other specialty papers
Whiting Mill Whiting, Wisconsin	Four paper machines; paper finishing equipment	Printing and writing, text, cover and other specialty papers

Technical Products Segment
Munising Mill Munising, Michigan	Two paper machines; two off line saturators; three off line coaters; specialty finishing equipment	Tapes, abrasives, premask, medical packaging and other durable, saturated and coated substrates
Bruckmühl Mill Bruckmühl, Germany	One paper machine; two saturator/coaters; one laminator; finishing equipment	Masking tape backings and abrasive backings
Lahnstein Mill Lahnstein, Germany	One paper machine; three impregnating and coating machines; two calendars; finishing equipment	Nonwoven wall coverings, printing media and durable substrates
Weidach Mill Feldkirchen-Westerham, Germany	Two paper machines; three saturators; one meltblowing machine; specialty finishing equipment	Transportation, vacuum cleaner and industrial filter media

See Note 7 of Notes to Consolidated Financial Statements, “Debt” for a description of the material encumbrances attached to the properties described in the table above.

As of December 31, 2010, following are the locations of our owned and leased office and laboratory space and the functions performed at each location.

Administrative Location	Office/Other Space	Function
Alpharetta, Georgia	Leased Office Space	Corporate Headquarters and Administration and Sales
Roswell, Georgia	Leased Laboratory Space	Research and Development for our paper businesses
Weidach, Germany	Leased Laboratory Space	Research and Development for our technical product businesses
Neenah, Wisconsin	Owned Office Space	Administration and Sales

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

Income Taxes

The Company is continuously undergoing examination by the IRS as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by the Company on its income tax returns. See Note 6 of Notes to Consolidated Financial Statements, “Income Taxes”, for additional detail.

US Tax Audit - Tax Years 2007 and 2008

In December 2010, the IRS issued a Revenue Agent’s Report for the 2007 and 2008 tax years. In January 2011, the Company submitted a protest to the Appeals Division of the IRS with respect to certain unresolved issues which involve a proposed IRS adjustment with respect to DCLs and the recapture of NOLs emanating from the Company’s former Canadian operations.  The Company’s protest asserts that the IRS examination team made several errors in its assessment of the DCL rules and, as such, the proposed adjustment is erroneous.  As of December 31, 2010, no amounts were reserved related to these issues. Management intends to vigorously contest this proposed adjustment, however, the outcome is uncertain and, should the Company not prevail, the outcome could have a material adverse effect on the Company’s results of operations, cash flows and financial position.  Although it is reasonably possible that these matters could be resolved during the next 12 months, the timing is uncertain.

German Tax Audit - Tax Years 2004 to 2007

In November 2010, the Company received a tax examination report from the German tax authorities challenging certain interest expense deductions claimed on the Company’s tax returns for the years 2004 through 2007.  The Company believes that the finding in the report is improper and will be rejected on appeal.  As of December 31, 2010, no amounts were reserved related to these issues.  Management intends to vigorously contest the finding in the report, however, the outcome is uncertain and, should the Company not prevail, the outcome could have a material adverse effect on the Company’s results of operations, cash flows and financial position. Although it is reasonably possible that these matters could be resolved during the next 12 months, the timing is uncertain.

Item 4.          (Removed and Reserved)

Item 4A.       Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K, information regarding Neenah’s executive officers is hereby included in Part I of this Annual Report on Form 10-K.

Set forth below is information concerning our executive officers.

Name	Position
Sean T. Erwin	Chairman of the Board, President and Chief Executive Officer
Steven S. Heinrichs	Senior Vice President, General Counsel and Secretary
Bonnie C. Lind	Senior Vice President, Chief Financial Officer and Treasurer
John P. O’Donnell	Senior Vice President, Chief Operating Officer
James R. Piedmonte	Senior Vice President—Operations
Dennis P. Runsten	Senior Vice President—President, Technical Products U.S.
Julie A. Schertell	Senior Vice President—President, Fine Paper
Armin S. Schwinn	Senior Vice President—Managing Director of Neenah Germany

Sean T. Erwin, age 59, is the Chairman of our Board of Directors and our President and Chief Executive Officer. Mr. Erwin will retire as Chief Executive Officer at the Annual Meeting of Shareholders in May 2011. Mr. Erwin will continue as the Non-Executive Chairman of our Board of Directors. Prior to the Spin-Off, Mr. Erwin had been an employee of Kimberly-Clark since 1978, and held increasingly senior positions in both finance and business management. In January 2004, Mr. Erwin was named President of Kimberly-Clark’s Pulp and Paper Sector, which comprised the businesses transferred to us by Kimberly-Clark. He served as the President of the Global Nonwoven business from early 2001. He has also served as the President of the European consumer tissue business, Managing Director of Kimberly-Clark Australia, President of the Pulp and Paper Sector and President of the Technical Paper business.

Steven S. Heinrichs, age 43, is our Senior Vice President, General Counsel and Secretary and has been in that role since June 2004 when he joined Kimberly-Clark as Chief Counsel, Pulp and Paper and General Counsel for Neenah Paper, Inc. Prior to his employment with Kimberly-Clark, Mr. Heinrichs served as Associate General Counsel and Assistant Secretary for Mariner Health Care, Inc., a nursing home and long-term acute care hospital company. Before joining Mariner Health Care in 2003, Mr. Heinrichs served as Associate General Counsel and Assistant Secretary for American Commercial Lines LLC, a leading inland barge and shipbuilding company from 1998 through 2003. Mr. Heinrichs engaged in the private practice of law with Skadden, Arps, Slate, Meagher and Flom LLP and Shuttleworth, Smith, McNabb and Williams PLLC from 1994 through 1998. Mr. Heinrichs received his MBA from the Kellogg School of Management at Northwestern University in 2008.

Bonnie C. Lind, age 52, is our Senior Vice President, Chief Financial Officer and Treasurer and has been in that role since June 2004. Ms. Lind was an employee of Kimberly-Clark from 1982 until 2004, holding a variety of increasingly senior financial and operations positions. From 1999 until June 2004, Ms. Lind served as the Assistant Treasurer of Kimberly-Clark and was responsible for managing Kimberly-Clark’s global treasury operations. Prior to that, she was Director of Kimfibers with overall responsibility for the sourcing and distribution of pulp to Kimberly-Clark’s global operations.

John P. O’Donnell, age 50, is our Senior Vice President, Chief Operating Officer and has been in that role since June 2010.  Mr. O’Donnell will be promoted to President and Chief Executive Officer of the Company concurrent with Mr. Erwin’s retirement. Mr. O’Donnell was appointed to our Board of Directors in November 2010. In November 2007, Mr. O’Donnell joined the Company as President, Fine Paper.  Mr. O’Donnell was employed by Georgia-Pacific Corporation from 1985 until 2007 and held increasingly senior roles in the Consumer Products division.  Mr. O’Donnell served as President of the North America Retail Business from 2004 through 2007, and as President of the North American Commercial Tissue business from 2002 through 2004.

James R. Piedmonte, age 54, is our Senior Vice President—Operations and has been in that role since June 2004. Mr. Piedmonte had been employed by Kimberly-Clark from 1978 until 2004, and held increasingly senior positions within Kimberly-Clark’s operations function. Mr. Piedmonte was responsible for Kimberly-Clark’s pulp mill and forestry operations in Pictou, Nova Scotia, from 2001 until 2004. Previously he was the Director of Operations for the fine paper business operations, as well as mill manager at the Whiting, Wisconsin mill.

Dennis P. Runsten, age 53, is a Senior Vice President of the Company and President, Technical Products U.S., and has been in that role since November of 2006.  Mr. Runsten was an employee of Kimberly-Clark from 1983-2004, and held increasingly important roles in logistics, operations and marketing management within Kimberly-Clark’s consumer and nonwovens business.  In 2000, Mr. Runsten was appointed Vice President, Supply Chain, for Kimberly-Clark Europe, and in August 2004 he was appointed Vice President, Supply Chain and Information Technology for Neenah Paper, Inc.

Julie A. Schertell, age 41, is a Senior Vice President of the Company and President, Fine Paper, and has been in that role since January 2011.  Ms. Schertell joined the Company in 2008 and served as Vice President of Sales and Marketing for the Fine Paper division through December 2010. Ms. Schertell was employed by Georgia-Pacific Corporation in the Consumer Products Retail division, where she served as Vice President of Sales Strategy from 2007-2008, and as Vice President of Customer Solutions from 2003 through 2007.

Armin S. Schwinn, age 52, is our Senior Vice President—Managing Director of Neenah Germany and has been in that role since April 2010. Mr. Schwinn had been Vice President, Finance of Neenah Germany since our acquisition of FiberMark Germany in October 2006.  Mr. Schwinn joined FiberMark Germany in 1995 and held increasingly senior positions within FiberMark Germany’s financial, purchasing and administrative functions.  Prior to this, Mr. Schwinn served in various leadership positions in other German manufacturing and service companies.

There are no family relationships among our directors or executive officers.

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Neenah common stock is listed on the New York Stock Exchange and is traded under the ticker symbol NP. Trading, as reported on the New York Stock Exchange, Inc. Composite Transactions Tape, and dividend information follows:

	Common Stock
	Market Price		Dividends
	High	Low	Declared
2010
Fourth quarter	$19.98	$14.84	$0.10
Third quarter	$19.59	$13.37	$0.10
Second quarter	$21.95	$14.81	$0.10
First quarter	$19.19	$12.57	$0.10

2009
Fourth quarter	$15.50	$9.32	$0.10
Third quarter	$12.62	$6.56	$0.10
Second quarter	$10.63	$3.33	$0.10
First quarter	$9.51	$3.26	$0.10

Dividends are declared at the discretion of the Board of Directors, and future dividends will depend on our future earnings, cash flow, financial requirements and other factors. Our ability to pay cash dividends on our common stock is limited under the terms of both our bank credit agreement and our Senior Notes. As of December 31, 2010, under the most restrictive terms of these agreements, our ability to pay cash dividends on our common stock is limited to a total of $8 million in a 12-month period. For each of the years ended December 31, 2010 and 2009, we paid cash dividends of $0.40 per common share or approximately $5.9 million.  In November 2010, our Board of Directors approved a 10 percent increase in the annual dividend on our common stock to $0.44 per share.  The dividend will be paid in four equal quarterly installments beginning in March 2011.

As of February 25, 2011, Neenah had approximately 2,200 holders of record of its common stock.  The closing price of Neenah’s common stock on February 25, 2011 was $19.59.

Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
October 2010	—	$—	—	—
November 2010(a)	649	$15.67	—	—
December 2010	—	$—	—	—

(a)          Transactions represent the purchase of vested restricted shares from employees to satisfy minimum tax withholding requirements upon vesting of stock-based awards. None of these transactions were made in the open market. The average price paid is based upon the closing sales price on the New York Stock Exchange on the date of the transaction.  Such purchases are held as treasury shares.  See Note 9 of Notes to Consolidated Financial Statements, “Stock Compensation Plans.”

Item 6.          Selected Financial Data

The following table sets forth our selected historical financial and other data. You should read the information set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report. The statement of operations data for the years ended December 31, 2010, 2009 and 2008 and the balance sheet data as of December 31, 2010 and 2009 set forth below are derived from our audited historical consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of December 31, 2008, 2007 and 2006 and the statement of operations data for the years ended December 31, 2007 and 2006 set forth below are derived from our historical consolidated financial statements not included in this Annual Report on Form 10-K.

During the preparation of the interim financial statements for the three and nine months ended September 30, 2010, the Company identified a $2.8 million overstatement of accounts payable that was primarily the result of invalid inventory pricing adjustments beginning in 2006 and certain inventory transactions in 2008.  These errors resulted in an overstatement of accounts payable and cost of products sold of $0.4 million and $2.4 million for the years ended December 31, 2006 and 2008, respectively.  The net effect of these corrections on the statement of operations for the years ended December 31, 2008 and 2006 and on the consolidated balance sheet data as of December 31, 2006, 2007, 2008 and 2009 is presented in the following table. We believe the effects of these prior period corrections are not material to any prior period consolidated financial statements. See Note 1 of Notes to Consolidated Financial Statements, “Background and Basis of Presentation — Prior Year Adjustments.”

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in millions, except per share data)
Consolidated Statement of Operations Data
Cost of products sold	$—	$—	$(2.4)	$—	$(0.4)
Operating income	—	—	2.4	—	0.4
Income from continuing operations before income taxes	—	—	2.4	—	0.4
Provision for income taxes	—	—	0.9	—	—
Income from continuing operations	—	—	1.5	—	0.4
Net income	—	—	1.5	—	0.4
Earnings from continuing operations per basic share	—	—	0.10	—	0.02
Earnings from continuing operations per diluted share	—	—	0.10	—	0.02

	As of December 31,
	2010	2009	2008	2007	2006
	(Dollars in millions)
Consolidated Balance Sheet Data
Working capital	$—	$2.8	$2.8	$0.4	$0.4
Total assets	—	(0.9)	(0.9)	—	—
Total liabilities	—	(2.8)	(2.8)	(0.4)	(0.4)
Total stockholders’ equity	—	1.9	1.9	0.4	0.4

	Year Ended December 31,
	2010		2009	2008	2007 (f)		2006 (g)
	(Dollars in millions, except per share data)
Consolidated Statement of Operations Data
Net sales	$657.7		$573.9	$732.3	$767.0		$405.0
Cost of products sold	537.7		472.3	630.8	635.5		305.0
Gross profit	120.0		101.6	101.5	131.5		100.0
Selling, general and administrative expenses	69.3		69.1	75.2	79.3		54.4
Other income - net	(1.0)		(1.0)	(11.3)	(1.7)		(0.5)
Loss (gain) on closure and sale of the Ripon Mill (b)	(3.4)		17.1	—	—		—
Goodwill and other intangible asset impairment charge (c)	—		—	54.5	—		—
Operating income (loss)	55.1		16.4	(16.9)	53.9		46.1
Interest expense - net	20.3		23.2	25.0	25.4		16.9
Income (loss) from continuing operations before income taxes	34.8		(6.8)	(41.9)	28.5		29.2
Provision (benefit) for income taxes	9.8		(5.0)	3.9	(3.7)		9.4
Income (loss) from continuing operations	25.0		(1.8)	(45.8)	32.2		19.8
Income (loss) from discontinued operations, net of taxes (a) (d) (e) (j)	134.1		0.6	(111.2)	(22.0)		43.1
Net income (loss)	$159.1		$(1.2)	$(157.0)	$10.2		$62.9
Earnings (loss) from continuing operations per basic share	$1.69		$(0.12)	$(3.14)	$2.15		$1.33
Earnings (loss) from continuing operations per diluted share	$1.61		$(0.12)	$(3.14)	$2.11		$1.33
Cash dividends per common share	$0.40		$0.40	$0.40	$0.40		$0.40

Other Financial Data
Net cash flow provided by (used for):
Operating activities	$54.5		$64.9	$13.1	$69.5		$65.8
Capital expenditures	(17.4)		(8.4)	(30.0)	(58.3)		(25.1)
Other investing activities (a) (d) (f) (g)	83.9		0.1	(0.4)	(55.1)		(102.6)
Financing activities (f) (g)	(78.3)		(54.2)	18.2	43.8		50.8
Ratio of earnings to fixed charges (h) (i)	2.6	x	—	—	2.1	x	2.5	x

	As of December 31,
	2010	2009	2008	2007 (f)	2006 (g)
	(Dollars in millions)
Consolidated Balance Sheet Data
Working capital	$129.9	$98.8	$147.1	$120.9	$93.3
Total assets	606.7	636.6	689.1	937.8	742.5
Long-term debt	231.3	263.6	340.5	321.2	282.3
Total liabilities	447.5	527.0	584.1	656.7	559.4
Total stockholders’ equity (a)	159.2	109.6	105.0	281.1	183.1

(a)          In March 2010, Neenah Canada sold approximately 475,000 acres of woodland assets in Nova Scotia (the “Woodlands”) to Northern Pulp, for C$82.5 million ($78.6 million). The sale resulted in a pre-tax gain, net of fees and other transaction costs, of $74.1 million. The sale of the Woodlands resulted in the substantially complete liquidation of the Company’s investment in Neenah Canada.  In accordance with Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Matters (“ASC Topic 830”), $87.9 million of cumulative currency translation adjustments attributable to the Company’s Canadian subsidiaries have been reclassified into earnings and recognized as part of the gain on sale of the Woodlands. The transaction did not generate a cash tax liability because the tax basis for the Woodlands was approximately equal to the sale price. See Note 5 of Notes to Consolidated Financial Statements, “Discontinued Operations.”

(b)         In October 2010, we sold the remaining assets of the Ripon Mill to Diamond Pet Food Processors of Ripon, LLC (“Diamond”) for gross proceeds of approximately $9 million. Pursuant to the terms of the transaction, Diamond acquired all the assets and assumed responsibility for substantially all the remaining liabilities associated with the Ripon Mill.  We recognized a pre-tax gain on the sale of $3.4 million in the fourth quarter of 2010.

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

(c)          For the year ended December 31, 2008, we recognized a pre-tax loss of $52.7 million (we did not recognize a tax benefit related to the non tax deductible loss) to write-off the excess of the carrying value of goodwill assigned to Neenah Germany over the estimated fair value of goodwill. In addition, for the year ended December 31, 2008, we recognized a non-cash pre-tax charge of approximately $1.8 million for the impairment of certain trade names and customer based intangible assets acquired in the Neenah Germany acquisition.

(d)         In February 2008, we committed to a plan to sell our pulp mill in Pictou, Nova Scotia (the “Pictou Mill”) and the Woodlands.  In June 2008, Neenah Canada sold the Pictou Mill to Northern Pulp. Neenah Canada made a payment of approximately $10.3 million to Northern Pulp in connection with the sale of the Pictou Mill. In addition, we paid approximately $3.3 million of transaction costs. In August 2006, we transferred our Terrace Bay mill and related woodlands operations to Buchanan in exchange for a payment of approximately $18.6 million.

(e)          For the years ended December 31, 2010, 2009 and 2008, the results of operations of the Pictou Mill and the Woodlands and the loss on disposal of the Pictou Mill are reported as discontinued operations in the Consolidated Statement of Operations Data. The consolidated results of operations for all other periods presented have been restated to reflect the results of operations of the Terrace Bay mill, the Pictou Mill and the Woodlands and the loss on transfer of the Terrace Bay mill as discontinued operations.

(f)            In March 2007, we acquired the stock of Fox Valley Corporation and its subsidiary, Fox River for approximately $54.7 million in cash. We financed the acquisition through a combination of cash and debt drawn against our existing revolving credit facility. The results of Fox River are being reported as part of our Fine Paper segment and have been included in our consolidated financial results since the acquisition date.

(g)         In October 2006, we purchased the outstanding interests of Neenah Germany from FiberMark, Inc. and FiberMark International Holdings LLC for approximately $220.1 million in cash. We financed the acquisition through a combination of cash and debt drawn against our existing revolving credit facility. The results of Neenah Germany are being reported as part of our Technical Products segment and have been included in our consolidated financial results since the acquisition date.

(h)         For purposes of determining the ratio of earnings to fixed charges, earnings consist of income before income taxes (less interest) plus fixed charges. Fixed charges consist of interest expense, including amortization of debt issuance costs, and the estimated interest portion of rental expense.

(i)             For the years ended December 31, 2009 and 2008, fixed charges exceeded earnings by $6.8 million and $41.9 million, respectively.

(j)             The following table presents the results of discontinued operations:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in millions)
Discontinued operations:
Income (loss) from operations (2) (4) (5) (6)	$1.0	$2.8	$(97.8)	$(31.6)	$76.3

Gain on disposal of the Woodlands (1)	74.1	—	—	—	—
Reclassification of cumulative translation adjustments related to investments in Canada (1)	87.9	—	—	—	—
Loss on disposal - Terrace Bay Mill	—	—	—	—	(6.5)
Loss on disposal - Pictou Mill (2)	—	(0.3)	(29.4)	—	—
Loss on settlement of post-employment benefit plans (3)	—	—	(53.7)	—	—
Gain (loss) on disposal	162.0	(0.3)	(83.1)	—	(6.5)
Income (loss) before income taxes	163.0	2.5	(180.9)	(31.6)	69.8
(Provision) benefit for income taxes	(28.9)	(1.9)	69.7	9.6	(26.7)
Income (loss) from discontinued operations, net of taxes	$134.1	$0.6	$(111.2)	$(22.0)	$43.1

(1)          In March 2010, Neenah Canada sold the Woodlands to Northern Pulp for C$82.5 million ($78.6 million) resulting in a pre-tax gain of $74.1 million. The substantially complete liquidation of the Company’s investment in Neenah Canada resulted in the reclassification of $87.9 million of cumulative currency translation adjustments attributable to the Company’s Canadian subsidiaries in accordance with ASC Topic 830.  See Note 5 of Notes to Consolidated Financial Statements, “Discontinued Operations.”

(2)          During the first quarter of 2008, we determined that the estimated value we would receive from a sale of the Pictou Mill indicated that we would not recover the carrying value of the mill’s long-lived assets. As a result, for the year ended December 31, 2008, we recognized aggregate non-cash, pre-tax impairment charges of $91.2 million to write-off the carrying value of the Pictou Mill’s long-lived assets. In addition, for the year ended December 31, 2008, we recorded a pre-tax loss of $29.4 million to recognize the loss on disposal of the Pictou Mill.

(3)          In conjunction with the sale of the Pictou Mill, Northern Pulp assumed responsibility for all pension and other postretirement benefit obligations for active and retired employees of the mill. We accounted for the transfer of the Nova Scotia, Canada defined benefit pension plan (the “Nova Scotia Plan”) to Northern Pulp as a settlement of postretirement benefit obligations pursuant to ASC Topic 715, Compensation—Retirement Benefits (“ASC Topic 715”).  For the year ended December 31, 2008, we recognized a non-cash, pre-tax settlement loss of $53.7 million for the reclassification of deferred pension and other postretirement benefit adjustments related to the Nova Scotia Plan from accumulated other comprehensive income to the loss on disposal of the Pictou Mill.

(4)          In December 2007, the Ontario Plan was terminated and all outstanding pension obligations for active employees were settled through the purchase of annuity contracts or lump-sum payments pursuant to participant elections. For the year ended December 31, 2008, Neenah Canada recognized a non-cash pre-tax settlement loss of $38.7 million upon termination of the Ontario Plan.

(5)          In August 2006, Neenah Canada made a payment to the pension trust of approximately $10.8 million for the purchase of annuity contracts to settle its pension liability for current retirees. As a result, Neenah Canada recognized a pension curtailment and settlement loss of approximately $26.4 million in the year ended December 31, 2006.

(6)          In June 2006, Neenah Canada sold approximately 500,000 acres of woodlands in Nova Scotia for gross proceeds of $139.1 million. The transaction resulted in a net pre-tax gain of $131.7 million. Neenah Canada immediately recognized approximately $122.6 million of such gain and deferred approximately $9.1 million which was recognized in income pro-rata through December 2007. For the years ended December 31, 2007and 2006, Neenah Canada recognized $6.2 million and $2.9 million, respectively, of such deferred gain in income.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the years ended December 31, 2010, 2009 and 2008. Also discussed is our financial position as of the end of those periods. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Introduction

This Management’s Discussion and Analysis of Financial Condition is intended to provide investors with an understanding of the historical performance of our business, its financial condition and its prospects. We will discuss and provide our analysis of the following:

•  Overview of Business;

•  Business Segments;

•  Results of Operations and Related Information;

•  Liquidity and Capital Resources;

•  Adoption of New Accounting Pronouncements; and

•  Critical Accounting Policies and Use of Estimates.

Overview of Business

We are a leading producer of technical products and premium fine papers. We have two primary operations: our technical products business and our fine paper business.

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

•      Market Leadership. Achieving and maintaining market leadership through strong brands, product quality and performance, innovation and supply chain management is an important factor in our results. Our fine paper business, with its well-known brands, has long been recognized as a leading manufacturer of world-class premium writing, text and cover papers used in corporate identity packages, corporate annual reports, invitations, personal stationery, labels and high-end packaging. Our technical products business is also recognized as a leading international supplier in the tape, filtration, component materials, graphics and identification and wall covering markets with products that meet unique and exacting customer requirements.

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

Business Segments

Our technical products business is a leading international producer of transportation and other filter media; durable, saturated and coated base papers for a variety of end uses and nonwoven wall coverings. We sell our technical products globally in 17 product categories through five SBUs. We focus on categories where we believe we are, or can be, a market leader, which include, among others, the tape, abrasive, transportation and other filtration media, nonwoven wall coverings, medical packaging and image transfer technical products markets. We are also a global supplier of materials used for customer-specific applications in furniture and book covers. Our customers are located in more than 70 countries. Our technical products manufacturing facilities are located in Munising, Michigan and near Munich and Frankfurt, Germany.

Our fine paper business is a leading producer of premium writing, text, cover and specialty papers used in corporate identity packages, corporate annual reports, invitations, personal stationery, labels and high-end packaging. Our products include some of the most recognized and preferred papers in North America, where we enjoy leading market positions in many of our product categories. We sell our products primarily to authorized paper distributors, converters and specialty businesses, with sales to distributors and distributor-owned paper stores accounting for more than two-thirds of sales. We believe that our fine paper manufacturing facilities located in Appleton, Neenah and Whiting, Wisconsin are among the most efficient in their markets and make us one of the lowest cost producers in the product categories in which we compete.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, income before interest and income taxes (which we refer to as “operating income” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations) and other information relevant to an understanding of our results of operations.

Executive Summary

Results of operations for the year ended December 31, 2010 showed substantial improvement from the depressed amounts reported in the prior year due to increased volume.  Results for the year ended December 31, 2009 reflected sharply reduced market demand due to severe global economic weakness, particularly in the first half of 2009.  In addition, higher selling prices and the benefits of cost reduction initiatives implemented in 2009 and 2010 allowed us to partially offset the impact of higher manufacturing input costs.

In March 2010, Neenah Canada sold the Woodlands to Northern Pulp for C$82.5 million ($78.6 million). The sale of the Woodlands completed our transformation from an integrated pulp and paper company into a technical products and premium fine paper company.  Proceeds from the sale were used to repay in full $40 million of outstanding term loan borrowings and repay approximately $26 million in outstanding revolving credit borrowings which reduced the balance of outstanding revolving credit borrowings to zero.

Results of Continuing Operations

For the year ended December 31, 2010, consolidated net sales increased approximately $84 million from the prior year to $657.7 million primarily due to substantially higher shipments in both paper businesses which benefited from improved market conditions higher selling prices, the successful execution of strategic initiatives and by our direct customers replenishing the supply chain. For the year ended December 31, 2010, average net selling prices were $25.9 million higher than the prior year period due to an approximately 3 percent increase in average selling prices and a more favorable sales mix in our Technical Products business. These favorable variances were partially offset by an $11.7 million decrease in sales in 2010 due to a weakening of exchange rates for the Euro versus the U.S. dollar.

Consolidated operating income of $55.1 million for the year ended December 31, 2010 more than tripled from the prior year.  Consolidated operating income for the years ended December 31, 2010 and 2009 include gains (losses) related to the closure of the Ripon Mill of $3.4 million and $(17.1) million, respectively.  Excluding these items, consolidated operating income increased $18.2 million or 54 percent primarily due to increased volume, including the benefit of improved paper machine utilization, and continuing benefits from initiatives implemented in 2009 to reduce spending, which more than offset the effect of higher manufacturing input costs.  For the year ended December 31, 2010, consolidated operating margins, excluding items related to the closure and sale of the Ripon Mill, of 7.9 percent increased more than 2 percentage points from the prior year.

Results of Discontinued Operations

The sale of the Woodlands resulted in a pre-tax gain, net of fees and other transaction costs, of $74.1 million. The sale of the Woodlands resulted in the substantially complete liquidation of our investment in Neenah Canada.  In accordance with ASC Topic 830, $87.9 million of cumulative currency translation adjustments attributable to our Canadian subsidiaries were reclassified into earnings and recognized as part of the gain on sale of the Woodlands. The sale did not generate a cash tax liability because the tax basis for the Woodlands was approximately equal to the sale price. In addition, there were no tax consequences related to the repatriation of funds from the sale of the Woodlands.

For the year ended December 31, 2010, timber sales to Northern Pulp pursuant to a stumpage agreement resulted in net sales from discontinued operations of $1.4 million compared to net sales of $3.7 million in the prior year.  For the year ended December 31, 2010, pre-tax income from discontinued operations, excluding the gain on sale of the Woodlands, was $1.0 million compared to earnings from discontinued operations of $2.8 million in the prior year.

Analysis of Net Sales—Years Ended December 31, 2010, 2009 and 2008

The following table presents net sales by segment, expressed as a percentage of total net sales before intersegment eliminations:

	Year Ended December 31,
	2010	2009	2008
Technical Products	58%	55%	54%
Fine Paper	42%	45%	46%
Total	100%	100%	100%

The following table presents our net sales by segment for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
Net sales
Technical Products	$384.3	$318.3	$396.8
Fine Paper	273.4	255.6	335.5
Consolidated	$657.7	$573.9	$732.3

Commentary:

Year 2010 versus 2009

	For the Year Ended		Change in Net Sales Compared to the Prior Year
	December 31,			Change Due To
	2010	2009	Total Change	Volume	Average Net Price	Currency
Technical Products	$384.3	$318.3	$66.0	$57.7	$20.0	$(11.7)
Fine Paper	273.4	255.6	17.8	11.9	5.9	—
Consolidated	$657.7	$573.9	$83.8	$69.6	$25.9	$(11.7)

Consolidated net sales of $657.7 million for the year ended December 31, 2010 were $83.8 million higher than the prior year primarily due to increased volume in both segments which benefited from improved market conditions and our direct customers replenishing the supply chain.  For the year ended December 31, 2010, average net selling prices were $25.9 million higher than the prior year period due to an approximately 3 percent increase in average selling prices and a more favorable sales mix in our Technical Products business.

•      Net sales in our technical products business of $384.3 million increased $66.0 million or 21 percent primarily due to an 18 percent increase in shipments.  Higher sales volume reflected strong growth in transportation filter media, abrasive backing, wall covering and tape shipments.  Average net selling prices increased due to a more favorable product mix and a two percent improvement in average selling prices.   These favorable variances were partially offset by an $11.7 million decrease in sales due to a weakening of exchange rates for the Euro versus the U.S. dollar.

•      Net sales in our fine paper business of $273.4 million increased $17.8 million or seven percent due to a five percent increase in shipments and higher average net selling prices. The improved sales volume reflected higher shipments of both premium and value specialty papers, as well as non-branded products.  In addition, we benefitted from increased export sales to markets outside North America and strong growth in label, packaging and envelope shipments which in the aggregate grew by more than 20 percent in 2010.  We believe that we were able to improve our market share position based on the AF&PA report of a six percent year-over-year industry decline in the premium writing, text and cover uncoated free sheet paper category. Average selling prices were approximately four percent higher than the prior year primarily as a result of pricing actions implemented in the second half of 2009 and throughout 2010 for both branded and non-branded products.  Higher average selling prices were partially offset by a less favorable sales mix which reflected higher growth rates for lower priced products relative to our branded products.

Year 2009 versus 2008

	For the Year Ended		Change in Net Sales Compared to the Prior Year
	December 31,			Change Due To
	2009	2008	Total Change	Volume	Average Net Price	Currency
Technical Products	$318.3	$396.8	$(78.5)	$(64.5)	$(3.0)	$(11.0)
Fine Paper	255.6	335.5	(79.9)	(84.4)	4.5	—
Consolidated	$573.9	$732.3	$(158.4)	$(148.9)	$1.5	$(11.0)

Consolidated net sales of $573.9 million for the year ended December 31, 2009 were $158.4 million lower than the prior year primarily due to lower volumes. In addition, results reflected unfavorable currency translation effects due to the weakening of the Euro versus the U.S. dollar.

•      Net sales in our technical products business of $318.3 million decreased $78.5 million or 20 percent, primarily due to a 16 percent decrease in shipments.  Lower sales volume reflected decreased demand in most markets due to weaker economic conditions and inventory destocking by our direct customers, particularly in the first half of 2009.  Sales were also lower as a result of unfavorable currency translation effects due to average Euro/U.S. dollar exchange rates that were five percent lower in 2009 than in the prior year.  Net sales were also adversely affected by lower selling prices for certain products in our European business, particularly in the Tape and Wall Cover SBUs, which were influenced by currency factors for export prices and additional market capacity, respectively.

•      Net sales in our fine paper business of $255.6 million decreased $79.9 million or 24 percent primarily due to a 25 percent decrease in shipments.  We believe that we were able to improve our market share position based on the AF&PA report of a 27 percent year-over-year industry decline in the premium writing, text and cover uncoated free sheet paper category. Lower sales volume reflected a sharp decline in consumption for a number of key end use market segments, including advertising, financial institutions and the transportation and real estate segments. Market demand began to decline in late 2008 and continued throughout 2009. The increase in average net price reflected the realization of price increases on branded and non-branded products that were implemented in 2008.  Price increases of approximately three percent on branded products announced late in 2009 did not meaningfully impact results until 2010.

Analysis of Operating Income — Years Ended December 31, 2010, 2009 and 2008

The following table sets forth line items from our consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Year Ended December 31,
	2010	2009	2008

Net sales	100.0%	100.0%	100.0%
Cost of products sold	81.8	82.3	86.1
Gross profit	18.2	17.7	13.9
Selling, general and administrative expenses	10.5	12.1	10.3
Other income - net	(0.2)	(0.2)	(1.5)
Loss (gain) on closure and sale of the Ripon Mill	(0.5)	3.0	—
Goodwill and other intangible asset impairment charge	—	—	7.4
Operating income (loss)	8.4	2.8	(2.3)
Interest expense-net	3.1	4.0	3.4
Income (loss) from continuing operations before income taxes	5.3	(1.2)	(5.7)
Provision (benefit) for income taxes	1.5	(0.9)	0.6
Income (loss) from continuing operations	3.8%	(0.3)%	(6.3)%

The following table sets forth our operating income (loss) by segment for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Operating income (loss)
Technical Products	$29.2	$14.4	$(41.7)
Fine Paper	40.5	17.5	35.8
Unallocated corporate costs	(14.6)	(15.5)	(11.0)
Consolidated operating income (loss) as reported	55.1	16.4	(16.9)
Adjustments for Unusual Items
Fine Paper adjustments
Loss (gain) on closure and sale of the Ripon Mill	(3.4)	17.1	—
Gain on sale of Fox River assets	—	—	(6.3)
Total	(3.4)	17.1	(6.3)
Technical Products adjustment
Goodwill impairment charge	—	—	54.5
Unallocated corporate costs adjustment
Settlement of Terrace Bay retiree litigation	—	—	(4.3)
Total Adjustments	(3.4)	17.1	43.9

Consolidated operating income as adjusted	$51.7	$33.5	$27.0

In accordance with generally accepted accounting principles in the United States (“GAAP”), consolidated operating income (loss) includes the pre-tax effects of unusual items.  We believe that by adjusting reported operating income (loss) to exclude the effects of these items, the resulting adjusted operating income is on a basis that reflects the results of our ongoing operations.  We believe that investors gain additional perspective of underlying business trends and results by providing a measure of operating results that excludes certain gains and losses that are not expected to affect future consolidated or segment operating performance.  Adjusted operating income is not a recognized term under GAAP and should not be considered in isolation or as a substitute for operating income derived in accordance with GAAP.  Other companies may use different methodologies for calculating their non-GAAP financial measures and, accordingly, our non-GAAP financial measures may not be comparable to their measures.

Commentary:

Year 2010 versus 2009

			Change in Operating Income Compared to the Prior Year
	For the Year Ended			Change Due To
	December 31,		Total		Net	Material
	2010	2009	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$29.2	$14.4	$14.8	$24.1	$13.1	$(20.2)	$(0.2)	$(2.0)
Fine Paper (c)	40.5	17.5	23.0	5.4	4.0	(12.7)	—	26.3
Unallocated corporate costs	(14.6)	(15.5)	0.9	—	—	—	—	0.9
Consolidated	$55.1	$16.4	$38.7	$29.5	$17.1	$(32.9)	$(0.2)	$25.2

(a)   Includes price changes, net of changes in product mix.

(b)   Includes price changes for raw materials and energy.

(c)   For the year ended December 31, 2010 and 2009 results for the Fine Paper segment include gains (losses) of $3.4 million and $(17.1) million, respectively, related to the closure and sale of the Ripon Mill.

Consolidated operating income of $55.1 million for the year ended December 31, 2010 increased $38.7 million compared to the prior year.  Operating results for the years ended December 31, 2010 and 2009 include gains (losses) of $3.4 million and $(17.1) million, respectively, related to the closure of the Ripon Mill in May 2009.  Excluding these items, consolidated operating income for the year ended December 31, 2010 increased $18.2 million from the prior year due to favorable volume (including the benefit of improved paper machine utilization), higher selling prices and the benefits of actions taken across all businesses to reduce costs and control spending. These favorable factors were only partially offset by higher manufacturing input costs, particularly for pulp and latex.

•      Operating income for our technical products business of $29.2 million increased $14.8 million compared to the prior year due to favorable volume (including the benefit of improved paper machine utilization) and higher selling prices.  These favorable factors were partially offset by higher manufacturing input costs, principally for pulp and latex volume.  For the year ended December 31, 2010, operating margins in our Technical Products segment of 7.6 percent increased more than three percentage points from the prior year.

•      Operating income for our fine paper business of $40.5 million increased $23.0 million from the prior year period.  Operating results for the years ended December 31, 2010 and 2009 include gains (losses) of $3.4 million and $(17.1) million, respectively, related to the closure of the Ripon Mill in May 2009.  Excluding these items, operating income increased $2.5 million from the prior year primarily due to higher selling prices, favorable volume and a more efficient cost structure following cost reduction initiatives implemented in 2009 and 2010.  These favorable variances more than offset approximately $12.7 million in higher manufacturing input costs, including for hardwood pulp; and a less favorable product mix due to faster growth rates for relatively lower priced products.  For the year ended December 31, 2010, operating margins in our Fine Paper segment, excluding unusual items, of approximately13.6 percent were essentially unchanged from the prior year.

•      Unallocated corporate expenses decreased $0.9 million compared to the prior year due to the benefits of cost control initiatives implemented in 2009.

Year 2009 versus 2008

			Change in Operating Income (Loss) Compared to the Prior Year
	For the Year Ended			Change Due To
	December 31,		Total		Net	Material
	2009	2008	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products (e)	$14.4	$(41.7)	$56.1	$(23.2)	$(6.3)	$12.6	$(0.1)	$73.1
Fine Paper (d)	17.5	35.8	(18.3)	(23.4)	5.4	13.3	—	(13.6)
Unallocated corporate costs (f)	(15.5)	(11.0)	(4.5)	—	—	—	—	(4.5)
Consolidated	$16.4	$(16.9)	$33.3	$(46.6)	$(0.9)	$25.9	$(0.1)	$55.0

(a)   Includes price changes, net of changes in product mix.

(b)   Includes price changes for raw materials and energy.

(c)   Includes $30.7 million of improvements from reductions in other manufacturing costs, distribution, selling, general and administrative expenses and net improvements of $26.8 million related to items described in notes (d), (e) and (f).

(d)   For the year ended December 31, 2009, results for the Fine Paper segment include a pre-tax charge of $17.1 million related to the closure of the Ripon Mill. For the year ended December 31, 2008 results for the Fine Paper segment include gains of $6.3 million from the sale of certain Fox River assets.

(e)   For the year ended December 31, 2008, results for the Technical Products segment include a non-cash pre-tax goodwill and other intangible asset impairment charge of $54.5 million.

(f)    For the year ended December 31, 2008, unallocated corporate costs include a gain of $4.3 million for a settlement of certain benefits earned by Terrace Bay retirees.

Consolidated operating income of $16.4 million for the year ended December 31, 2009 increased $33.3 million compared to the prior year.  Operating results for the year ended December 31, 2009 include costs of $17.1 million related to the closure of the Ripon Mill in May 2009.  Operating results for the year ended December 31, 2008, include a charge of $54.5 million related to the impairment of goodwill and other intangible assets, and gains of approximately $6.3 million from the sale of certain Fox River assets and $4.3 million the settlement of certain Terrace Bay postretirement benefits.  Excluding such items, consolidated operating income for the year ended December 31, 2009 increased $6.5 million from the prior year due to actions taken across all businesses to reduce costs and control spending and from lower manufacturing input costs, particularly for pulp and latex. These favorable factors were partially offset by lower volume and reductions in paper machine operating schedules.

•      Operating income for our technical products business of $14.4 million increased $56.1 million compared to the prior year. Excluding the asset impairment charge, operating income for our technical products business increased $1.6 million from the prior year primarily due to lower spending resulting from the implementation of cost reduction initiatives and from lower manufacturing input costs, principally for pulp and latex.  These favorable factors were partially offset by lower volume, reduced paper machine operating schedules and, to a lesser extent, lower average net selling prices.

•      Operating income for our fine paper business of $17.5 million decreased $18.3 million compared to the prior year. Excluding costs of $17.1 million associated with closing the Ripon Mill and the gain of approximately $6.3 million in 2008 from assets sales, operating income for our fine paper business increased $5.1 million primarily due to lower manufacturing input costs, principally for hardwood pulp, lower operating and administrative spending due to cost reduction initiatives, including closing the Ripon Mill, and higher average net selling prices due to the realization of price increases implemented in 2008.  These favorable factors were partially offset by the effects of lower volume and reductions in paper machine operating schedules.

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

Additional Statement of Operations Commentary:

•                  Selling, general and administrative (“SG&A”) expense of $69.3 million for the year ended December 31, 2010 was essentially unchanged from the prior year.  For the year ended December 31, 2010, SG&A expense as a percentage of net sales was approximately 10.5 percent and was 1.6 percentage points lower than the prior year. For the year ended December 31, 2009, SG&A expense of $69.1 million was $6.1 million lower than the prior year primarily due to cost control initiatives implemented in 2009.

•                  For the years ended December 31, 2010, 2009 and 2008, we incurred $20.5 million, $23.4 million and $25.0 million, respectively, of interest expense. The decrease in interest expense for 2010 as compared to 2009 was primarily due to lower average debt levels in 2010 as a result of the repayment of all term loan and U.S. revolving credit borrowings with proceeds from the sale of the Woodlands. The decrease in interest expense for 2009 as compared to 2008 was due to lower average borrowings and lower average interest rates.  In addition, during the fourth quarter of 2009, we recognized additional interest expense of approximately $1.4 million for costs incurred in conjunction with amending and restating our bank credit agreement and to write-off deferred financing costs associated with our previous bank credit agreement.

•                  In general, our effective tax rate differs from the U.S. statutory tax rate of 35 percent primarily due to the benefits of our corporate tax structure and the proportion of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate.  For the year ended December 31, 2010, we recorded an income tax provision related to continuing operations of $9.8 million which resulted in an effective income tax rate of approximately 28 percent.  For the year ended December 31, 2009, we recorded an income tax benefit related to continuing operations of $5.0 million which resulted in an effective income tax (benefit) rate of approximately (74) percent.  Our effective tax benefit rate for the year ended December 31, 2009 was significantly affected by the proportion of earnings generated in tax jurisdictions with tax rates that differ from the 35 percent statutory tax rate in the United States, the effects of accruals for uncertain tax positions and the level of pretax losses.  For the year ended December 31, 2008, we recorded an income tax provision related to continuing operations of $3.9 million which resulted in an effective income tax rate of approximately nine percent.  Our effective tax rate for the year ended December 31, 2008 was significantly affected by the non tax deductible nature of the goodwill impairment charge and an increase in the limitation on available tax benefits acquired in the Fox River acquisition.  Excluding such items, our effective income tax rate for the year ended December 31, 2008 was approximately 36 percent.  For a reconciliation of effective tax provision (benefit) rate to the U.S. federal statutory provision (benefit) tax rate, see Note 6 of Notes to Consolidated Financial Statements, “Income Taxes.”

Liquidity and Capital Resources

	Year Ended December 31,
	2010	2009	2008
Net cash flow provided by (used in):
Operating activities	$54.5	$64.9	$13.1
Investing activities
Capital expenditures	(17.4)	(8.4)	(30.0)
Proceeds from asset sales	86.7	0.8	0.2
Other investing activities	(2.8)	(0.7)	(0.6)
Total	66.5	(8.3)	(30.4)

Financing activities	(78.3)	(54.2)	18.2

Operating Cash Flow Commentary

•                  Cash provided by operating activities of $54.5 million for the year ended December 31, 2010 was $10.4 million less than cash provided by operating activities of $64.9 million in the prior year. Cash provided by operations in the prior year reflected a $27.4 million decrease in our investment in working capital, including the receipt of a refund of U.S. income taxes of approximately $10.9 million.  For the year ended December 31, 2010, our investment in working capital increased $3.9 million. Excluding working capital changes, cash provided by operations for the current year increased $20.9 million from the prior year primarily due to higher operating earnings in the current year.

•                  Cash provided by operating activities of $64.9 million for the year ended December 31, 2009 was $51.8 million favorable to cash provided by operating activities of $13.1 million in the prior year. The favorable comparison to the prior year reflected a $27.4 million decrease in our investment in working capital, including a refund of U.S. income taxes.  For the year ended December 31, 2008, our investments in working capital increased $22.6 million. Excluding working capital changes, cash provided by operations for 2009 increased $1.8 million from the prior year.

•                  As of December 31, 2010, we had approximately $96.7 million of U.S. Federal and $95.4 million of U.S. State NOLs that may be carried forward to offset future taxable income through 2030.

Investing Commentary:

•                  For the year ended December 31, 2010, cash provided by investing activities was $66.5 million, compared to cash used by investing activities of $8.3 million in the prior year.  Cash provided by investing activities for the year ended December 31, 2010 includes net proceeds from the sale of the Woodlands and the Ripon Mill of $78.0 million and $8.7 million, respectively.

•                  Capital expenditures for the year ended December 31, 2010 were $17.4 million compared to spending of $8.4 million in the prior year.  We have aggregate planned capital expenditures for 2011 of approximately $20 million to $25 million.  We believe that the level of our capital spending for 2011 will allow us to expand capabilities to successfully pursue strategic initiatives and to maintain the efficiency and cost effectiveness of our manufacturing assets.

•                  For the year ended December 31, 2010, we invested $3.5 million in long-term marketable securities.

•                  For the year ended December 31, 2009, cash used in investing activities was $8.3 million, a decrease of $22.1 million versus the prior year due to a reduction in capital spending of $21.6 million.

•                  For the year ended December 31, 2008, cash used in investing activities includes payments by Neenah Canada of approximately $10.3 million to Northern Pulp in connection with the transfer of the Pictou Mill. In addition, we paid approximately $3.3 million in transaction costs.  Such payments were more than offset by proceeds from asset sales of $13.8 million, primarily from the sale of certain Fox River assets.

Financing Commentary:

Our liquidity requirements are provided by cash generated from operations and short- and long-term borrowings. We used the net proceeds of $78.0 million from the sale of the Woodlands to extinguish our senior secured term loan (the “Term Loan”) by repaying in full $40 million of outstanding Term Loan borrowings and repaying approximately $26 million in outstanding revolving credit borrowings which reduced the balance of outstanding revolving credit borrowings to zero. In addition, we made $3.1 million in contract termination payments related to the closure of the Ripon Mill that became due and payable upon the sale of the Woodlands.

•                  For the year ended December 31, 2010, cash and equivalents increased $42.7 million from $5.6 million at December 31, 2009 to $48.3 million at December 31, 2010.

•                  For the year ended December 31, 2010, debt decreased $74.3 million from $319.2 million at December 31, 2009 to $244.9 million at December 31, 2010.

•                  Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of December 31, 2010, no amounts were outstanding under our revolving credit agreement and we had $81.5 million of borrowing availability. In addition, we have €6.0 million ($8.0 million, based on exchanges rates at December 31, 2010) of available credit under our German revolving line of credit.  In November 2010, Neenah Germany renewed the German revolving line of credit on an “evergreen” basis. Subsequent to November 2011, the agreement may be terminated by either the Company or HypoVereinsbank upon giving proper notice.

•                  We paid aggregate annual cash dividends of $0.40 per share or approximately $5.9 million, $5.9 million and $6.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. In November 2010, we announced a 10 percent increase in the annual cash dividend to $0.44 per share.  Dividends will be paid in four equal quarterly installments effective with the March 2011 dividend payment.

•                  For the year ended December 31, 2010, we purchased $2 million principal amount of our Senior Notes at slightly less than par value.  From time to time we may purchase additional Senior Notes.

In February 2011, we elected to conduct an early redemption on March 10, 2011 (the “Partial Redemption”) of $65 million in aggregate principal amount of our Senior Notes.  There are $223 million of Senior Notes outstanding with a call premium of 2.458% as of the date of the Partial Redemption.   The Partial Redemption is expected to be financed by approximately $40 million of cash on hand, with the remainder to be provided by borrowings under our existing revolving credit facility.  Following the Partial Redemption, $158 million in Senior Notes will be outstanding and interest expense on the Senior Notes will be reduced by approximately $5 million per year. Following the Partial Redemption, we expect to continue to have adequate liquidity to satisfy our cash needs.

•                  We have required debt payments through December 31, 2011 of $13.6 million.  Such payments include required amortization payments on our German Loan Agreement of approximately $1.7 million and $11.9 million on our German Line of Credit which was extended for an additional 12 months in November 2010.  As a result of the Partial Redemption, debt payments for the year ending December 31, 2011 will be $78.6 million.

Management believes that our ability to generate cash from operations and our borrowing capacity are adequate to fund working capital, capital spending and other cash needs for the next 12 months. Our ability to generate adequate cash from operations beyond 2011 will depend on, among other things, our ability to successfully implement our business strategies, control costs in line with market conditions and manage the impact of changes in input prices and currencies. We can give no assurance we will be able to successfully implement these items.

Contractual Obligations

The following table presents the total contractual obligations for which cash flows are fixed or determinable as of December 31, 2010:

(In millions)	2011	2012	2013	2014	2015	Beyond 2015	Total
Long-term debt payments (a)	$13.6	$1.7	$1.6	$224.7	$1.7	$1.6	$244.9
Interest payments on long-term debt (a) (b)	17.3	16.7	16.7	15.9	0.1	—	66.7
Open purchase orders (c)	59.2	—	—	—	—	—	59.2
Other post-employment benefit obligations (d)	2.9	2.3	2.6	2.9	3.0	18.1	31.8
Contributions to pension trusts	3.3	3.3	3.4	3.3	—	—	13.3
Liability for uncertain tax positions	8.6	—	—	—	—	—	8.6
Operating leases	1.4	0.9	0.8	0.6	0.5	0.7	4.9
Minimum purchase commitments (e)	4.8	1.6	0.1	—	—	—	6.5
Total contractual obligations	$111.1	$26.5	$25.2	$247.4	$5.3	$20.4	$435.9

(a)          In February 2011, we elected to conduct a Partial Redemption of $65 million in aggregate principal amount of our Senior Notes.   The Partial Redemption is expected to be financed by approximately $40 million of cash on hand, with the remainder to be provided by borrowings under our existing revolving credit facility Following the Partial Redemption, $158 million in Senior Notes will be outstanding and required debt payments of approximately $159.7 million during the year ending December 31, 2014.

(b)         Interest payments on long-term debt includes interest on variable rate debt at December 31, 2010 weighted average interest rates.

(c)          The open purchase orders displayed in the table represent amounts we anticipate will become payable within the next 12 months for goods and services that we have negotiated for delivery.

(d)         The above table includes future payments that we will make for postretirement benefits other than pensions. Those amounts are estimated using actuarial assumptions, including expected future service, to project the future obligations.

(e)          The minimum purchase commitments in 2011 are primarily for natural gas contracts. Although we are primarily liable for payments on the above operating leases and minimum purchase commitments, based on historic operating performance and forecasted future cash flows, we believe our exposure to losses, if any, under these arrangements is not material.

Adoption of New Accounting Pronouncements

For the year ended December 31, 2010, we did not adopt any amendments to the ASC that had a material effect on our financial position, results of operations, cash flows or financial statement disclosures.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States requires estimates and assumptions that affect the reported amounts and related disclosures of assets and liabilities at the date of the financial statements and net sales and expenses during the reporting period. Actual results could differ from these estimates, and changes in these estimates are recorded when known. The critical accounting policies used in the preparation of the consolidated financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regard to estimates used. These critical judgments relate to the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of expenses.

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

Inventories

We value U.S. inventories at the lower of cost, using the Last-In, First-Out (“LIFO”) method for financial reporting purposes, or market. German inventories are valued at the lower of cost, using a weighted-average cost method, or market. The First-In, First-Out value of U.S. inventories valued on the LIFO method was $57.0 million and $58.2 million at December 31, 2010 and 2009, respectively and exceeded such LIFO value by $12.3 million and $8.7 million, respectively.  Cost includes labor, materials and production overhead.

Income Taxes

As of December 31, 2010, we have recorded aggregate deferred income tax assets of $64.3 million related to temporary differences, net operating losses and credits. We have established a valuation allowance of $1.7 million against certain state deferred income tax assets in states where we no longer have operations. As of December 31, 2009, our aggregate deferred income tax assets were $99.7 million and had a valuation allowance against such deferred income tax assets of $1.5 million. In determining the need for valuation allowances, we consider many factors, including specific taxing jurisdictions, sources of taxable income, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance would be recognized if, based on the weight of available evidence, we conclude that it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

As of December 31, 2010 and 2009, our liability for uncertain income taxes positions was $8.6 million and $10.5 million, respectively.  In evaluating and estimating tax positions and tax benefits, we consider many factors which may result in periodic adjustments and which may not accurately anticipate actual outcomes.

Pension Benefits

Substantially all active employees of our U.S. paper operations participate in defined benefit pension plans and/or defined contribution retirement plans. Neenah Germany has defined benefit plans designed to provide a monthly pension benefit upon retirement to substantially all of its employees in Germany.  In addition, we maintain a supplemental retirement contribution plan (the “SERP”) which is a non-qualified defined benefit plan. We provide benefits under the SERP to the extent necessary to fulfill the intent of its defined benefit retirement plans without regard to the limitations set by the IRS on qualified defined benefit plans.

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

Consolidated pension expense for defined benefit pension plans was $6.3 million, $9.2 million and $7.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.  The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense was 8.00 percent, 7.92 percent and 8.02 percent for the years ended December 31, 2010, 2009 and 2008, respectively. The expected long-term rate of return on pension fund assets held by our pension trusts was determined based on several factors, including input from pension investment consultants and projected long-term returns of broad equity and bond indices. We also considered the plans’ historical 10-year and 15-year compounded annual returns. We anticipate that, on average, actively managed U.S. pension plan assets will generate annual long-term rates of return of at least 8 percent. Our expected long-term rate of return on the assets in the plans is based on an asset allocation assumption of about 60 percent with equity managers, with expected long-term rates of return of approximately 10 percent, and 40 percent with fixed income managers, with an expected long-term rate of return of about 6 percent. The actual asset allocation is regularly reviewed and periodically rebalanced to the targeted allocation when considered appropriate. We evaluate our investment strategy and long-term rate of return on pension asset assumptions at least annually.

Pension expense is estimated based on the fair value of assets rather than a market-related value that averages gains and losses over a period of years. Investment gains or losses represent the difference between the expected return calculated using the fair value of the assets and the actual return based on the fair value of assets. The variance between the actual and the expected gains and losses on pension assets is recognized in pension expense more rapidly than it would be if a market-related value for plan assets was used. As of December 31, 2010, our pension plans had cumulative unrecognized investment losses and other actuarial losses of approximately $33.3 million. These unrecognized net losses may increase our future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate our pension obligations or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the “corridor” determined under ASC Topic 715.

The discount (or settlement) rate that is utilized for determining the present value of future pension obligations in the U.S. is generally based on the yield for a theoretical basket of AA-rated corporate bonds currently available in the market place, whose duration matches the timing of expected pension benefit payments. The discount (or settlement) rate that is utilized for determining the present value of future pension obligations in Germany is generally based on the IBOXX index of AA-rated corporate bonds adjusted to match the timing of expected pension benefit payments.  The weighted average discount rate utilized to determine the present value of future pension obligations at December 31, 2010 and 2009 was 5.86 percent and 6.17 percent, respectively.

Our consolidated pension expense in 2011 is based on the expected weighted-average long-term rate of return on assets and the weighted-average discount rate described above and various other assumptions. Pension expense beyond 2011 will depend on future investment performance, our contributions to the pension trusts, changes in discount rates and various other factors related to the covered employees in the plans.

The fair value of the assets in our defined benefit plans at December 31, 2010 of approximately $192 million increased approximately $24 million from the fair value of about $168 million at December 31, 2009, as investment gains and employer contributions exceeded benefit payments.  At December 31, 2010, the projected benefit obligations of our defined benefit plans exceeded the fair value of plan assets by approximately $60 million which was approximately $6 million smaller than the $66 million deficit at December 31, 2009. The accumulated benefit obligation exceeded the fair value of plan assets by approximately $48.2 million and $51.3 million at December 31, 2010 and 2009, respectively. Contributions to pension trusts for the year ended December 31, 2010 were $12.6 million compared with $10.2 million for the year ended December 31, 2009. In addition, we made direct benefit payments for unfunded supplemental retirement benefits of approximately $2.5 million and $2.3 million for the years ended December 31, 2010 and 2009, respectively.

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

Goodwill and Other Intangible Assets with Indefinite Lives

Goodwill arising from a business combination is recorded as the excess of purchase price and related costs over the fair value of identifiable assets acquired and liabilities assumed in accordance with ASC Topic 805, Business Combinations (“ASC Topic 805”).  All of our goodwill was acquired in conjunction with the acquisition of Neenah Germany in October 2006.

Under ASC Topic 350, Intangibles — Goodwill and Other (“ASC Topic 350”), goodwill is subject to impairment testing at least annually. A fair-value-based test is applied at the reporting unit level, which is generally one level below the operating segment level. The test compares the fair value of an entity’s reporting units to the carrying value of those reporting units. This test requires various judgments and estimates. We estimate the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. We record an adjustment to goodwill for any goodwill that is determined to be impaired.

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

Our annual test of goodwill for impairment at November 30, 2010 and 2009 indicated that the carrying amount of goodwill assigned to Neenah Germany was considered recoverable.  Significant assumptions used in developing the discounted operating cash flow approach were revenue growth rates and pricing, costs for manufacturing inputs, levels of capital investment and estimated cost of capital for high, medium and low growth environments.

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

As of December 31, 2010, a one percentage point increase in the estimate for our cost of capital used in the impairment test would result in an approximately $35 million change in the estimated fair value of the Neenah Germany and a corresponding reduction in the implied value of goodwill but would not result in an impairment of goodwill.

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

Our annual test of other intangible assets for impairment at November 30, 2010 and 2009 indicated that the carrying amount of such assets was recoverable.  During our annual test of other intangible assets for impairment at November 30, 2008, we determined that certain trade names and customer based intangible assets were impaired.  For the year ended December 31, 2008, we recognized a non-cash pre-tax charge of approximately $1.8 million for the impairment of such assets.

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

Foreign Currency Risk

Our reported operating results are affected by changes in the exchange rates of the Euro relative to the U.S. dollar. For the year ended December 31, 2010, a hypothetical 10 percent decrease in the exchange rates of the Euro relative to the U.S dollar would have decreased our income before income taxes by approximately $1.4 million.  We do not hedge our exposure to exchange risk on reported operating results.

Currency transactional exposures are sensitive to changes in the exchange rate of the U.S. dollar against the Euro. We performed a sensitivity test to quantify the effects that possible changes in the exchange rate of the U.S. dollar would have on pre-tax comprehensive income based on the transactional exposure at December 31, 2010. The effect is calculated by multiplying our net monetary asset or liability position by a 10 percent change in the exchange rate of the Euro versus the U.S. dollar.  As of December 31, 2010, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the Euro involving balance sheet transactional exposures would have resulted in net pre-tax losses of approximately $3 million.

The translation of the balance sheets of our German operations from Euros into U.S. dollars is also sensitive to changes in the exchange rate of the U.S. dollar against the Euro. Consequently, we performed a sensitivity test to determine if changes in the exchange rate would have a significant effect on the translation of the balance sheets of our German operations into U.S. dollars. These translation gains or losses are recorded as unrealized translation adjustments (“UTA”, a component of comprehensive income) within stockholders’ equity. The hypothetical change in UTA is calculated by multiplying the net assets of our German operations by a 10 percent change in the exchange rate of the Euro versus the U.S. dollar. As of December 31, 2010, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the Euro would have decreased our stockholders’ equity by approximately $18 million. The hypothetical decrease in UTA is based on the difference between the December 31, 2010 exchange rate and the assumed exchange rate.

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

Based on 2010 pulp purchases, a 10 percent increase in the average market price for pulp (approximately $90 per ton) would have increased our annual costs for pulp purchases by approximately $15 million.

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

While we believe that alternative sources of critical supplies would be available, an interruption in supply of single source specialty grade latex or specialty softwood pulp to our technical products business or cotton fiber for our fine paper business could disrupt and eventually cause a shutdown of production of certain technical products and fine paper products.

We generate substantially all of the electrical energy used by our Munising mill and approximately 40 percent and 20 percent of the electrical energy at our Appleton and Bruckmühl mills, respectively. Availability of energy is not expected to be a problem in the foreseeable future, but the purchase price of such energy can and likely will fluctuate significantly based on fluctuations in demand and other factors. There is no assurance that that we will be able to obtain electricity or natural gas purchases on favorable terms in the future.

Interest Rate Risk

We are exposed to interest rate risk on our fixed rate debt and our variable rate bank debt.  At December 31, 2010, we had $233.0 million of fixed rate debt outstanding and $11.9 million of variable rate borrowings outstanding. We are exposed to fluctuations in the fair value of our fixed rate long-term debt resulting from changes in market interest rates, but not to fluctuations in our earnings or cash flows. At December 31, 2010, the estimated fair market value of our fixed rate debt was $237.1 million based upon the quoted market price of the Senior Notes or rates currently available to us for debt of the same remaining maturities. A 100 basis point increase in interest rates would increase our annual interest expense on outstanding variable rate borrowings by approximately $0.1 million.

We could in the future, reduce our exposure to interest rate fluctuations on our variable rate debt by entering into interest rate hedging arrangements, although those arrangements could result in us incurring higher costs than we would incur without the arrangements.

Environmental Regulation/Climate Change Legislation

Our manufacturing operations are subject to extensive regulation primarily by U.S., German and other international authorities. We have made significant capital expenditures to comply with environmental laws, rules and regulations. Due to changes in environmental laws and regulations, including potential future legislation to limit GHG emissions, the application of such regulations and changes in environmental control technology, we are not able to predict with certainty the amount of future capital spending to be incurred for environmental purposes. Taking these uncertainties into account, we have planned capital expenditures for environmental projects during the period 2011 through 2013 of approximately $1 million to $2 million annually.

We believe these risks can be managed and will not have a material adverse effect on our business or our consolidated financial position, results of operations or cash flows.

Item 8.          Financial Statements and Supplementary Data

The information required in Item 8 is contained in and incorporated herein by reference from pages F-1 through F-49 of this Annual Report on Form 10-K.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s businesses.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based upon its assessment, management believes that as of December 31, 2010, the Company’s internal controls over financial reporting were effective.

The effectiveness of internal control over financial reporting as of December 31, 2010, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Deloitte & Touche’s attestation report on the Company’s internal control over financial reporting is included herein. See “Item 15 — Exhibits and Financial Statement Schedules.”

Neenah Paper, Inc

March 9, 2011

Changes in Internal Control Over Financial Reporting

There has been no significant change in the Company’s internal control over financial reporting during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.         Other Information

None.

PART III

Item 10.         Directors and Executive Officers of the Registrant

Information relating to nominees for director of Neenah and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the captions “Election of Directors,” “Meetings and Committees of the Board of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2011. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2010.

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

Item 11.         Executive Compensation

Information relating to executive compensation and other matters is set forth under the captions “Compensation, Discussion and Analysis,” “Additional Executive Compensation,” “Director Compensation,” and “Compensation Committee Report” in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

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

Item 13.         Certain Relationships and Related Transactions and Director Independence

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

10.34

Amended and Restated Credit Agreement dated as of November 5, 2009 by and among by and among Neenah Paper, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders, (filed as Exhibit 10.34 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, filed March 10, 2010 and incorporated herein by reference).

10.35

Timberland Purchase and Sale Agreement dated as of February 26, 2010 by and between Neenah Paper Company of Canada and Northern Timber Nova Scotia Corporation (filed as Exhibit 10.1 to the Neenah Paper, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2010, filed May 10, 2010 and incorporated herein by reference).

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

32

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

NEENAH PAPER, INC.

By:	/s/ SEAN T. ERWIN
	Name:	Sean T. Erwin
	Title:	Chairman of the Board, President and Chief Executive Officer (in his capacity as a duly authorized officer of the Registrant and in his capacity as Chief Executive Officer)
	Date:	March 9, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ SEAN T. ERWIN	Chairman of the Board, President and
Sean T. Erwin	Chief Executive Officer (Principal Executive Officer)	March 9, 2011

/s/ BONNIE C. LIND	Senior Vice President, Chief Financial
Bonnie C. Lind	Officer and Treasurer (Principal Financial Officer)	March 9, 2011

/s/ LARRY N. BROWNLEE	Vice President — Controller (Principal
Larry N. Brownlee	Accounting Officer)	March 9, 2011

/s/ EDWARD GRZEDZINSKI*	Director	March 9, 2011
Edward Grzedzinski

/s/ MARY ANN LEEPER*	Director	March 9, 2011
Mary Ann Leeper

/s/ TIMOTHY S. LUCAS*	Director	March 9, 2011
Timothy S. Lucas

/s/ JOHN F. MCGOVERN*	Director	March 9, 2011
John F. McGovern

/s/ PHILIP C. MOORE*	Director	March 9, 2011
Philip C. Moore

/s/ JOHN P. O’DONNELL*	Senior Vice President, Chief Operating Officer and	March 9, 2011
John P. O’Donnell	Director

/s/ STEPHEN M. WOOD*	Director	March 9, 2011
Stephen M. Wood

*By:	/s/ STEVEN S. HEINRICHS
Steven S. Heinrichs
Senior Vice President, General Counsel and Secretary Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Neenah Paper, Inc.
Alpharetta, Georgia

We have audited the internal control over financial reporting of Neenah Paper, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated March 9, 2011 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

March 9, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Neenah Paper, Inc.
Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of Neenah Paper, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Neenah Paper, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 9, 2011

NEENAH PAPER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

	Year Ended December 31,
	2010	2009	2008
Net sales	$657.7	$573.9	$732.3
Cost of products sold	537.7	472.3	630.8
Gross profit	120.0	101.6	101.5
Selling, general and administrative expenses	69.3	69.1	75.2
Other income - net	(1.0)	(1.0)	(11.3)
Loss (gain) on closure and sale of the Ripon Mill	(3.4)	17.1	—
Goodwill and other intangible asset impairment charge	—	—	54.5
Operating income (loss)	55.1	16.4	(16.9)
Interest expense	20.5	23.4	25.0
Interest income	(0.2)	(0.2)	—
Income (loss) from continuing operations before income taxes	34.8	(6.8)	(41.9)
Provision (benefit) for income taxes	9.8	(5.0)	3.9
Income (loss) from continuing operations	25.0	(1.8)	(45.8)
Income (loss) from discontinued operations, net of taxes (Note 5)	134.1	0.6	(111.2)
Net income (loss)	$159.1	$(1.2)	$(157.0)

Earnings (Loss) Per Common Share
Basic
Continuing operations	$1.69	$(0.12)	$(3.14)
Discontinued operations	9.05	0.04	(7.59)
	$10.74	$(0.08)	$(10.73)
Diluted
Continuing operations	$1.61	$(0.12)	$(3.14)
Discontinued operations	8.60	0.04	(7.59)
	$10.21	$(0.08)	$(10.73)

Weighted Average Common Shares Outstanding (in thousands)
Basic	14,744	14,655	14,642
Diluted	15,512	14,655	14,642

See Notes to Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$48.3	$5.6
Accounts receivable, net	70.7	67.7
Inventories	69.4	70.7
Income taxes receivable	—	0.8
Deferred income taxes	19.5	61.7
Prepaid and other current assets	14.1	13.7
Assets held for sale (Note 4 and Note 5)	—	10.0
Total Current Assets	222.0	230.2
Property, Plant and Equipment — net	261.9	284.4
Deferred Income Taxes	43.1	36.5
Goodwill (Note 4)	41.5	44.9
Intangible assets — net (Note 4)	24.0	27.5
Other Assets	14.2	13.1
TOTAL ASSETS	$606.7	$636.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$13.6	$55.6
Accounts payable	30.4	27.2
Accrued expenses	48.1	48.6
Total Current Liabilities	92.1	131.4
Long-term Debt	231.3	263.6
Deferred Income Taxes	19.4	23.7
Noncurrent Employee Benefits and Other Obligations	104.7	108.3
TOTAL LIABILITIES	447.5	527.0
Contingencies and Legal Matters (Notes 12)
Stockholders’ Equity
Common stock, par value $0.01 — authorized: 100,000,000 shares; issued and outstanding: 15,237,203 shares and 15,085,709 shares	0.1	0.1
Treasury stock, at cost: 426,201 shares and 410,654 shares	(10.4)	(10.2)
Additional paid-in capital	249.0	243.4
Accumulated deficit	(62.0)	(215.2)
Accumulated other comprehensive income (loss)	(17.5)	91.5
Total Stockholders’ Equity	159.2	109.6
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$606.7	$636.6

See Notes to Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, shares in thousands)

						Accumulated
				Additional		Other
	Common Stock		Treasury	Paid-In	Accumulated	Comprehensive	Comprehensive
	Shares	Amount	Stock	Capital	Deficit	Income	Income/(Loss)
Balance, December 31, 2007	14,969	$0.1	$(0.4)	$235.3	$(45.1)	$98.5
Net loss					(157.0)		$(157.0)
Other comprehensive income (loss)
Unrealized foreign currency translation						(30.1)	(30.1)
Adjustment to pension and other benefit liabilities						16.3	16.3
Loss on cash flow hedges						(0.3)	(0.3)
Dividends declared					(6.0)		$(171.1)
Excess tax benefits from stock-based compensation				(0.6)
Share purchases			(9.4)
Restricted stock vesting (Note 10)	86		(0.3)
Stock-based compensation				4.0
Balance, December 31, 2008	15,055	0.1	(10.1)	238.7	(208.1)	84.4
Net loss					(1.2)		$(1.2)
Other comprehensive income (loss)
Unrealized foreign currency translation						4.1	4.1
Adjustment to pension and other benefit liabilities						3.0	3.0
Dividends declared					(5.9)		$5.9
Restricted stock vesting (Note 10)	31		(0.1)
Stock-based compensation				4.7
Balance, December 31, 2009	15,086	$0.1	$(10.2)	$243.4	$(215.2)	$91.5
Net income					159.1		$159.1
Other comprehensive loss
Unrealized foreign currency translation						(15.1)	(15.1)
Adjustment to pension and other benefit liabilities						(6.0)	(6.0)
Reclassification of cumulative translation adjustments related to investments in Canada						(87.9)	(87.9)
Dividends declared					(5.9)		$50.1
Stock options exercised	86			0.7
Restricted stock vesting (Note 10)	65		(0.2)
Stock-based compensation				4.9
Balance, December 31, 2010	15,237	$0.1	$(10.4)	$249.0	$(62.0)	$(17.5)

See Notes to Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$159.1	$(1.2)	$(157.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31.3	34.5	38.6
Stock-based compensation	4.9	4.7	4.0
Deferred income tax provision (benefit)	37.0	(9.4)	(56.1)
Gain on sale of the Woodlands (Note 5)	(74.1)	—	—
Reclassification of cumulative translation adjustments related to investments in Canada (Note 1 and Note 5)	(87.9)	—	—
Goodwill and other intangible asset impairment charge (Note 4)	—	—	54.5
Asset impairment loss	—	—	91.2
Loss on disposal - transfer of the Pictou Mill	—	—	29.4
Amortization of deferred revenue - transfer of the Pictou Mill	—	—	(2.8)
Loss on disposal - transfer of the Pictou Mill post-employment benefit plans	—	—	53.7
Ripon Mill (gain) on sale and non-cash closure charges	(3.4)	6.3	—
Gain on curtailment of post employment benefit plan	—	—	(4.3)
(Gain) loss on other asset dispositions	0.2	0.2	(6.3)
Net cash provided by (used in) changes in operating working capital (Note 15)	(3.9)	27.4	(22.6)
Pension and other post-employment benefits	(7.8)	2.4	(7.6)
Other	(0.9)	—	(1.6)
NET CASH PROVIDED BY OPERATING ACTIVITIES	54.5	64.9	13.1
INVESTING ACTIVITIES
Capital expenditures	(17.4)	(8.4)	(30.0)
Net proceeds from sale of the Woodlands (Note 5)	78.0	—	—
Increase in investments	(3.5)	—	—
Proceeds from asset sales	8.7	0.8	13.8
Payments in conjunction with the transfer of the Pictou Mill	—	—	(13.6)
Other	0.7	(0.7)	(0.6)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	66.5	(8.3)	(30.4)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	0.1	45.5	53.7
Debt issuance costs	—	(2.9)	—
Repayments of long-term debt	(71.5)	(87.6)	(34.6)
Short-term borrowings	13.3	12.2	18.7
Repayments of short-term borrowings	(14.8)	(15.4)	(3.3)
Cash dividends paid	(5.9)	(5.9)	(6.0)
Shares purchases (Note 10)	—	—	(9.4)
Proceeds from exercise of stock options	0.7	—	—
Other	(0.2)	(0.1)	(0.9)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(78.3)	(54.2)	18.2
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(0.1)	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	42.7	2.3	0.9
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5.6	3.3	2.4
CASH AND CASH EQUIVALENTS, END OF YEAR	$48.3	$5.6	$3.3

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

The technical products business is an international producer of transportation and other filter media, durable, saturated and coated substrates for a variety of end uses and nonwoven wall coverings. The fine paper business is a producer of premium writing, text, cover and specialty papers used in corporate identity packages, corporate annual reports, invitations, personal stationery, labels and high-end packaging for point of sale advertising.

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

In March 2010, Neenah Canada sold the Woodlands to Northern Timber Nova Scotia Corporation, an affiliate of Northern Pulp, for C$82.5 million ($78.6 million). The sale resulted in a pre-tax gain, net of fees and other transaction costs, of $74.1 million. The sale of the Woodlands resulted in the substantially complete liquidation of the Company’s investment in Neenah Canada.  In accordance with Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Matters (“ASC Topic 830”), $87.9 million of cumulative currency translation adjustments attributable to the Company’s Canadian subsidiaries have been reclassified into earnings and recognized as part of the gain on sale of the Woodlands. The transaction did not generate a cash tax liability because the tax basis for the Woodlands was approximately equal to the sale price.  For the year ended December 31, 2010, the results of operations, the gain on sale of the Woodlands ($74.1 million) and the reclassification into earnings of cumulative currency translation adjustments attributable to the Company’s Canadian subsidiaries ($87.9 million) are reported as discontinued operations in the consolidated statement of operations. The results of operations of the Pictou Mill and the Woodlands and the loss on disposal of the Pictou Mill are reported as discontinued operations for the years ended December 31, 2009 and 2008.  See Note 5, “Discontinued Operations — Sale of the Pictou Mill and the Woodlands.”

Basis of Presentation

The consolidated financial statements include the financial statements of the Company and its wholly owned and majority owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Prior Year Adjustments

During the preparation of the interim financial statements for the three and nine months ended September 30, 2010, the Company identified a $2.8 million overstatement of accounts payable that was primarily the result of invalid inventory pricing adjustments beginning in 2006 and certain inventory transactions in 2008.  These errors resulted in an overstatement of accounts payable and cost of products sold of $0.4 million and $2.4 million for the years ended December 31, 2006 and 2008, respectively.  The Company has restated the statement of operations for the year ended December 31, 2008 for the $2.4 million overstatement of cost of products sold.  The Company has reflected the correction of the errors on the consolidated balance sheet as of December 31, 2009 with a decrease in accounts payable of $2.8 million, a decrease of $0.9 million in noncurrent deferred income taxes and an increase of $1.9 million in stockholders’ equity.  The Company believes the effects of these prior period corrections are not material to any prior period consolidated financial statements.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Significant management judgment is required in determining the accounting for, among other things, pension and postretirement benefits, retained insurable risks, allowances for doubtful accounts and reserves for sales returns and cash discounts, purchase price allocations, useful lives for depreciation and amortization, future cash flows associated with impairment testing for tangible and intangible long-lived assets, income taxes, contingencies, inventory obsolescence and market reserves and the valuation of stock-based compensation.

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

Earnings per Share (“EPS”)

The Company computes basic earnings (loss) per share (“EPS”) in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC Topic 260”).  In accordance with ASC Topic 260, share-based awards with non-forfeitable dividends are classified as participating securities. In calculating basic earnings per share, this method requires net income to be reduced by the amount of dividends declared in the current period for each participating security and by the contractual amount of dividends or other participation payments that are paid or accumulated for the current period. Undistributed earnings for the period are allocated to participating securities based on the contractual participation rights of the security to share in those current earnings assuming all earnings for the period are distributed. Holders of restricted stock, restricted stock units (“RSUs”) and RSUs with performance conditions have contractual participation rights that are equivalent to those of common stockholders. Therefore, the Company allocates undistributed earnings to restricted stock, RSUs, RSUs with performance conditions and common stockholders based on their respective ownership percentage, as of the end of the period.

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

Diluted EPS was calculated to give effect to all potentially dilutive common shares using the “Treasury Stock” method. Outstanding stock options, stock appreciation rights (“SARs”) and certain RSUs with performance conditions represent the only potentially dilutive non-participating security effects on the Company’s weighted-average shares.  For the years ended December 31, 2010, 2009 and 2008, approximately 1,590,000, 1,700,000 and 1,510,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s common stock for the period the options were outstanding. In addition, as a result of the loss from continuing operations for the years ended December 31, 2009 and 2008, approximately 160,000 and 130,000 incremental shares resulting from the assumed exercise or vesting of potentially dilutive securities were excluded from the diluted earnings per share calculation, as the effect would have been anti-dilutive.

The following table presents the computation of basic and diluted shares of common stock used in the calculation of EPS (amounts in millions, except share and per share amounts):

	Year Ended December 31,
	2010	2009	2008
Income (loss) from continuing operations	$25.0	$(1.8)	$(45.8)
Distributed and undistributed amounts allocated to participating securities (a)	(0.1)	—	(0.1)
Income (loss) from continuing operations available to common stockholders	24.9	(1.8)	(45.9)
Income (loss) from discontinued operations, net of income taxes	134.1	0.6	(111.2)
Distributed and undistributed amounts allocated to participating securities (a)	(0.6)	—	—
Net income (loss) available to common stockholders	$158.4	$(1.2)	$(157.1)

Weighted-average basic shares outstanding	14,744	14,655	14,642
Add: Assumed incremental shares under stock compensation plans	768	—	—
Assuming dilution	15,512	14,655	14,642

Earnings (Loss) Per Common Share
Basic
Continuing operations	$1.69	$(0.12)	$(3.14)
Discontinued operations	9.05	0.04	(7.59)
	$10.74	$(0.08)	$(10.73)
Diluted
Continuing operations	$1.61	$(0.12)	$(3.14)
Discontinued operations	8.60	0.04	(7.59)
	$10.21	$(0.08)	$(10.73)

(a)          In accordance with ASC Topic 260, for the years ended December 31, 2009 and 2008 undistributed losses have been allocated entirely to common stockholders due to the fact that the holders of participating securities are not contractually obligated to share in the losses of the Company.

Financial Instruments

Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions.  As of December 31, 2010 and 2009, $0.7 million and $0.8 million, respectively, of the Company’s cash and cash equivalent is restricted to the payment of postretirement benefits for certain former Fox River executives.

Inventories

U.S. inventories are valued at the lower of cost, using the Last-In, First-Out (LIFO) method for financial reporting purposes, or market. German inventories are valued at the lower of cost, using a weighted-average cost method, or market. The FIFO value of inventories valued on the LIFO method was $57.0 million and $58.2 million at December 31, 2010 and 2009, respectively.  Cost includes labor, materials and production overhead. For the years ended December 31, 2009 and 2008, the Company recognized income (expense) of approximately $0.1 million and $(0.1) million, respectively, due to the liquidation of LIFO inventories.

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

Estimated useful lives are periodically reviewed and changed when warranted. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their cost may not be recoverable. An impairment loss would be recognized when estimated undiscounted future pre-tax cash flows from the use of the asset are less than its carrying amount. Measurement of an impairment loss is based on the excess of the carrying amount of the asset over its fair value. Fair value is generally measured using discounted cash flows.

The costs of major rebuilds and replacements of plant and equipment are capitalized, and the cost of maintenance performed on manufacturing facilities, composed of labor, materials and other incremental costs, is charged to operations as incurred. Start-up costs for new or expanded facilities are expensed as incurred.

The Company accounts for asset retirement obligations (“AROs”) in accordance with ASC Topic 410, Asset Retirements and Environmental Obligations, which requires companies to make estimates regarding future events in order to record a liability for AROs in the period in which a legal obligation is created.  Such liabilities are recorded at fair value, with an offsetting increase to the carrying value of the related long-lived asset.  As of December 31, 2010, the Company is unable to estimate its AROs for environmental liabilities at its manufacturing facilities.

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

Under ASC Topic 350, Intangibles - Goodwill and Other (“ASC Topic 350”), goodwill is subject to impairment testing at least annually. A fair-value-based test is applied at the reporting unit level, which is generally one level below the operating segment level. The test compares the fair value of an entity’s reporting units to the carrying value of those reporting units. This test requires various judgments and estimates. The Company estimates the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. The Company tests goodwill for impairment at least annually on November 30 in conjunction with preparation of its annual business plan, or more frequently if events or circumstances indicate it might be impaired. The Company last tested goodwill for impairment as of November 30, 2010 and no impairment was indicated.  The Company’s test of goodwill for impairment as of November 30, 2008 indicated an impairment of goodwill. See Note 4, “Goodwill and Other Intangible Assets.”

Intangible assets with finite useful lives are amortized on a straight-line basis over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment. Intangible assets consist primarily of customer relationships, trade names and acquired intellectual property. Such intangible assets are amortized using the straight-line method over estimated useful lives of between 10 and 15 years.  Certain trade names are estimated to have indefinite useful lives and as such are not amortized.  Intangible assets with indefinite lives are reviewed for impairment at least annually in accordance with ASC Topic 350. See Note 4, “Goodwill and Other Intangible Assets.”

Research Expense

Research and development costs are charged to expense as incurred and are recorded in “Selling, general and administrative expenses” on the consolidated statement of operations.  See Note 15, “Supplemental Data — Supplemental Statement of Operations Data.”

Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The fair value of short and long-term debt is estimated using current market prices for the Company’s publicly traded debt or rates currently available to the Company for debt of the same remaining maturities. The following table presents the carrying value and the fair value of the Company’s debt at December 31, 2010 and 2009.

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes (7.375% fixed rate)	$223.0	$227.5	$225.0	$208.6
Neenah Germany project financing (3.8% fixed rate)	10.0	9.6	12.5	12.0
Revolving bank credit facility (variable rates)	—	—	27.9	27.9
Term Loan (variable rates)	—	—	40.0	40.0
Neenah Germany revolving line of credit (variable rates)	11.9	11.9	12.9	12.9
Other debt (2.9% fixed rate)	—	—	0.9	0.9
Long-term debt	$244.9	$249.0	$319.2	$302.3

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes, in addition to net income (loss), gains and losses recorded directly into stockholders’ equity on the consolidated balance sheet. These gains and losses are referred to as other comprehensive income items. Accumulated other comprehensive income (loss) consists of foreign currency translation gains and (losses), deferred gains and (losses) on “available-for-sale” securities and cash flow hedges, and adjustments related to pensions and other post-retirement benefits. The Company does not provide income taxes for foreign currency translation adjustments related to indefinite investments in foreign subsidiaries.  The sale of the Woodlands resulted in the substantially complete liquidation of the Company’s investment in Neenah Canada.  In accordance with ASC Topic 830, for the year ended December 31, 2010, $87.9 million of cumulative currency translation adjustments attributable to the Company’s Canadian subsidiaries have been reclassified into earnings and recognized as part of the gain on sale of the Woodlands. There were no tax consequences related to the repatriation of funds from the sale of the Woodlands.

Changes in the components of other comprehensive income (loss) are as follows:

	Year Ended December 31,
	2010			2009			2008
	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount
Foreign currency translation	$(15.1)	$—	$(15.1)	$4.1	$—	$4.1	$(30.1)	$—	$(30.1)
Adjustment to pension and other benefit liabilities	(9.0)	3.0	(6.0)	4.6	(1.6)	3.0	26.4	(10.1)	16.3
Reclassification of cumulative translation adjustments related to investments in Canada	(87.9)	—	(87.9)	—	—	—	—	—	—
Deferred loss on cash flow hedges	—	—	—	—	—	—	(0.5)	0.2	(0.3)
Other comprehensive income (loss)	$(112.0)	$3.0	$(109.0)	$8.7	$(1.6)	$7.1	$(4.2)	$(9.9)	$(14.1)

The components of accumulated other comprehensive income (loss), net of applicable income taxes are as follows:

	December 31,
	2010	2009
Foreign currency translation	$9.8	$112.8
Adjustment to pension and other benefit liabilities (net of income tax benefits of $17.0 million and $14.0 million, respectively)	(27.3)	(21.3)

Accumulated other comprehensive income (loss)	$(17.5)	$91.5

Accounting Standards Changes

As of December 31, 2010, no amendments to the ASC had been issued but not adopted by the Company that will have or are reasonably likely to have a material effect on its results of operations, financial position or cash flows.

Note 3.  Closure of the Ripon Mill

In May 2009, the Company permanently closed its Fine Paper mill located in Ripon, California (the “Ripon Mill”).  The closure resulted in a pre-tax charge of $17.1 million for the year ended December 31, 2009.  The charge was comprised of approximately $5.8 million in non-cash charges primarily for losses related to the carrying value of property, plant and equipment, a curtailment loss of $0.8 million related to postretirement benefit plans in which employees of the Ripon Mill participated (see Note 8) and cash payments for contract terminations and severance and other employee costs of approximately $10.5 million.  The Company paid approximately $3.5 million and $6.5 million of such costs during the years ended December 31, 2010 and 2009, respectively.

In October 2010, the Company sold the remaining long-lived assets of the Ripon Mill, primarily composed of land and buildings, to Diamond Pet Food Processors of Ripon, LLC (“Diamond”) for gross proceeds of approximately $9 million. Pursuant to the terms of the transaction, Diamond acquired all the assets and assumed responsibility for substantially all the remaining liabilities associated with the Ripon Mill.  The Company recognized a pre-tax gain on the sale of approximately $3.4 million.

The Company accounted for the costs associated with the closure of the Ripon Mill in accordance with ASC Topic 420, Exit or Disposal Cost Obligations.  The Company paid approximately $1.8 million in severance benefits to 97 former employees of the Ripon Mill. The following table presents the status of such closure costs as of and for the years ended December 31, 2010 and 2009:

	Severance benefits	Contract termination and other costs	Total
Amounts accrued during the year ended December 31, 2009	$1.8	$8.7	$10.5
Payments for the year ended December 31, 2009	(1.7)	(4.8)	(6.5)
Accrued exit costs at December 31, 2009	0.1	3.9	$4.0
Payments for the year ended December 31, 2010	(0.1)	(3.4)	(3.5)
Change in estimates recognized in income	—	(0.5)	(0.5)
Accrued exit costs at December 31, 2010	$—	$—	$—

Note 4. Goodwill and Other Intangible Assets

As of December 31, 2010, the Company had goodwill of $41.5 million which is not amortized.  The following table presents changes in goodwill (all of which relates to the Company’s Technical Products segment) for the years ended December 31, 2010, 2009 and 2008:

	Gross Amount	Accumulated Impairment Losses	Net
Balance at December 31, 2007	$106.6	$—	$106.6
Goodwill impairment charge	—	(52.7)	(52.7)
Foreign currency translation	(10.1)	—	(10.1)
Balance at December 31, 2008	96.5	(52.7)	43.8
Foreign currency translation	2.4	(1.3)	1.1
Balance at December 31, 2009	98.9	(54.0)	44.9
Foreign currency translation	(7.5)	4.1	(3.4)
Balance at December 31, 2010	$91.4	$(49.9)	$41.5

Impairment

As of December 31, 2010 and 2009, the carrying amount of goodwill assigned to Neenah Germany was considered recoverable.  As of December 31, 2010, a one percentage point increase in the Company’s estimate for its cost of capital used in the impairment test would result in an approximately $35 million change in the estimated fair value of Neenah Germany and a corresponding reduction in the implied value of goodwill but would not result in an impairment of goodwill.

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

Other Intangible Assets

As of December 31, 2010, the Company had net identifiable intangible assets of $24.0 million. All such intangible assets were acquired in the Neenah Germany and Fox River acquisitions. The following table details amounts related to those assets.

	Weighted average	December 31, 2010		December 31, 2009
	amortization period		Accumulated	Gross	Accumulated
	(years)	Gross Amount	Amortization	Amount	Amortization
Amortizable intangible assets
Customer based Intangibles	15	$14.4	$(4.1)	$15.5	$(3.4)
Trade names and Trademarks	10	6.1	(2.3)	6.6	(1.9)
Acquired Technology	10	1.1	(0.5)	1.2	(0.4)
Unamortizable intangible assets	10	21.6	(6.9)	23.3	(5.7)
Trade names	Not amortized	9.3	—	9.9	—

Total		$30.9	$(6.9)	$33.2	$(5.7)

As of December 31, 2010, $21.1 million and $2.9 million of such intangible assets are reported within the Technical Products and Fine Paper segments, respectively.  See Note 14, “Business Segment and Geographic Information.”  Aggregate amortization expense of acquired intangible assets for the years ended December 31, 2010, 2009 and 2008 was $1.6 million, $1.8 million and $1.9 million, respectively and was reported in Cost of Products Sold on the Consolidated Statement of Operations.  Estimated annual amortization expense for each of the next five years is approximately $1.6 million.

The Company’s annual test of other intangible assets for impairment at November 30, 2010 and 2009 indicated that the carrying amount of such intangible assets was recoverable. The Company determined during its annual test of intangible assets for impairment at November 30, 2008 that certain trade names and customer based intangible assets acquired in the Neenah Germany acquisition were impaired at December 31, 2008.  For the year ended December 31, 2008, the Company recognized a non-cash pre-tax charge of approximately $1.8 million for the impairment of such intangible assets.

Note 5. Discontinued Operations

Sale of the Pictou Mill and the Woodlands

In March 2010, Neenah Canada sold the Woodlands to Northern Pulp for C$82.5 million ($78.6 million). The sale resulted in a pre-tax gain, net of fees and other transaction costs, of $74.1 million. The sale of the Woodlands resulted in the substantially complete liquidation of the Company’s investment in Neenah Canada.  In accordance with ASC Topic 830, $87.9 million of cumulative currency translation adjustments attributable to the Company’s Canadian subsidiaries were reclassified into earnings and recognized as part of the gain on sale of the Woodlands. The sale of the Woodlands represented the cessation of the Company’s operating activities in Canada; however, the Company will have certain continuing post-employment benefit obligations related to its Canadian operations.  The transaction did not generate a cash tax liability because the tax basis for the Woodlands was approximately equal to the sale price.

Net proceeds from the sale were used to repay in full $40 million of outstanding term loan borrowings and repay approximately $26 million in outstanding revolving loans which reduced the balance of such outstanding loans under the Company’s bank credit agreement to zero. In addition, the Company made approximately $3.1 million in contract termination payments related to the closure of the Ripon Mill that became due and payable upon the sale of the Woodlands.

In June 2008, Neenah Canada sold the Pictou Mill to Northern Pulp, an operating company jointly owned by Atlas Holdings LLC and Blue Wolf Capital Management LLC.  In connection with the transfer of the Pictou Mill, Neenah Canada made payments of approximately $10.3 million to Northern Pulp. In addition, the Company incurred transaction costs of approximately $3.3 million. Pursuant to the terms of the transaction, Northern Pulp assumed all of the assets and liabilities associated with the Pictou Mill.

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

In conjunction with the sale of the Pictou Mill, Northern Pulp assumed responsibility for all pension and other postretirement benefit obligations for active and retired employees of the mill. The Company accounted for the transfer of the Nova Scotia, Canada defined benefit pension plan (the  “Nova Scotia Plan”) as a settlement of postretirement benefit obligations pursuant to ASC Topic 715, Compensation—Retirement Benefits (“ASC Topic 715”).  For the year ended December 31, 2008, the Company recognized a non-cash, pre-tax settlement loss of $53.7 million for the reclassification of deferred pension and other postretirement benefit adjustments related to the Nova Scotia Plan from accumulated other comprehensive income to loss from discontinued operations in the consolidated statement of operations.

In conjunction with the sale of the Pictou Mill, the Company entered into a stumpage agreement (the “Stumpage Agreement”) which allowed Northern Pulp to harvest softwood timber from the Woodlands. For calendar year 2008, Northern Pulp paid a nominal amount for approximately 236,000 metric tons of softwood timber harvested under the Stumpage Agreement.  As a result, the Company recorded $2.8 million in deferred revenue for the estimated fair value of the timber to be harvested by Northern Pulp in calendar 2008.  For the year ended December 31, 2008, the Company recognized all of such deferred revenue. For timber purchases during calendar year 2009, Northern Pulp paid the stumpage rate charged by the Nova Scotia provincial government for harvesting on government licensed lands. The Stumpage Agreement was terminated in March 2010 in conjunction with the sale of the Woodlands.  For the years ended December 31, 2010 and 2009, the Company recognized revenue of approximately $1.4 million and $3.7 million, respectively, related to timber sales pursuant to the Stumpage Agreement.

The following table presents the results of discontinued operations:

	Year Ended December 31,
	2010	2009	2008
Net sales, net of intersegment sales	$1.4	$3.7	$101.9

Discontinued operations:
Income (loss) from operations	$1.0	$2.8	$(97.8)

Gain on disposal of the Woodlands	74.1	—	—
Reclassification of cumulative translation adjustments related to investments in Canada (a)	87.9	—	—
Loss on disposal - Pictou Mill (b)	—	(0.3)	(29.4)
Loss on settlement of post-employment benefit plans	—	—	(53.7)
Gain (loss) on disposal	162.0	(0.3)	(83.1)
Income (loss) before income taxes	163.0	2.5	(180.9)
(Provision) benefit for income taxes	(28.9)	(1.9)	69.7
Income (loss) from discontinued operations, net of income taxes	$134.1	$0.6	$(111.2)

(a)          The reclassification of cumulative foreign currency translation gains had no tax consequences.

(b)         For the year ended December 31, 2008, the loss from operations includes aggregate non-cash, pre-tax impairment charges of $91.2 million to write-off the carrying value of the Pictou Mill’s long-lived assets.

Note 6. Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes.  Income tax expense (benefit) represented 28.2 percent, (73.5) percent and 9.3 percent of income (loss) from continuing operations before income taxes for the years ended December 31, 2010, 2009 and 2008, respectively. The following table presents the principal reasons for the difference between the effective income tax provision (benefit) rate and the U.S. federal statutory income tax provision (benefit) rate:

	Year Ended December 31,
	2010	2010	2009	2009	2008	2008
U.S. federal statutory income tax (benefit) rate	35.0%	$12.2	(35.0)%	$(2.4)	(35.0)%	$(14.6)
U.S. state income taxes, net of federal income tax effect	1.9%	0.7	(3.3)%	(0.2)	0.6%	0.3
Uncertain income tax positions	(1.1)%	(0.4)	39.1%	2.7	—	—
Nondeductible goodwill and other intangible asset impairment charge	—	—	—	—	35.0%	14.6
Limitation on tax benefits available to Fox River	—	—	—	—	9.3%	3.9
Foreign tax rate and structure differences	(10.3)%	(3.6)	(47.2)%	(3.2)	1.1%	0.4
Other differences—net	2.7%	0.9	(27.1)%	(1.9)	(1.7)%	(0.7)
Effective income tax (benefit) rate	28.2%	$9.8	(73.5)%	$(5.0)	9.3%	$3.9

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

The following table presents the U.S. and foreign components of income (loss) from continuing operations before income taxes:

	Year Ended December 31,
	2010	2009	2008
Income (loss) from continuing operations before income taxes:
U.S.	$20.6	$(13.3)	$5.5
Foreign	14.2	6.5	(47.4)
Total	$34.8	$(6.8)	$(41.9)

The following table presents the components of the provision (benefit) for income taxes:

	Year Ended December 31,
	2010	2009	2008
Provision (benefit) for income taxes:
Current:
Federal	$(0.4)	$2.5	$1.7
State	(0.1)	1.0	(0.3)
Foreign	3.6	1.9	1.2
Total current tax provision	3.1	5.4	2.6
Deferred:
Federal	7.2	(7.5)	3.9
State	1.2	(0.6)	1.3
Foreign	(1.7)	(2.3)	(3.9)
Total deferred tax provision (benefit)	6.7	(10.4)	1.3
Total provision (benefit) for income taxes	$9.8	$(5.0)	$3.9

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

The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The components of deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
Net current deferred income tax assets
Canadian timberlands	$—	$28.2
Intangible assets	—	20.1
Net operating losses	14.3	7.7
Accrued liabilities	2.4	3.9
Employee benefits	1.1	1.3
Inventory	1.0	(0.1)
Other	1.0	1.3
Net current deferred income tax assets before valuation allowance	19.8	62.4
Valuation allowance	(0.3)	(0.7)
Net current deferred income tax assets	19.5	61.7

Net noncurrent deferred income tax assets
Net operating losses and credits	32.9	27.1
Employee benefits	32.5	32.3
Other long-term obligations	0.2	0.6
Accumulated depreciation	(21.0)	(22.7)
Other	(0.1)	—
Net noncurrent deferred income tax assets before valuation allowance	44.5	37.3
Valuation allowance	(1.4)	(0.8)
Net noncurrent deferred income tax assets	43.1	36.5

Total deferred income tax assets	$62.6	$98.2
Net noncurrent deferred income tax liability
Accumulated depreciation	$20.4	$22.8
Intangibles	5.4	6.2
Interest limitation	(4.0)	(3.2)
Employee benefits	(2.3)	(1.7)
Other	(0.1)	(0.4)
Net noncurrent deferred income tax liabilities	$19.4	$23.7

As of December 31, 2010, a valuation allowance of $1.7 million has been provided against certain state deferred income tax assets in states where the Company no longer has operations. In determining the need for valuation allowances, the Company considers many factors, including specific taxing jurisdictions, sources of taxable income, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance is recognized if, based on the weight of available evidence, the Company concludes that it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

As of December 31, 2010, the Company had $96.7 million of U.S. Federal and $95.4 million of U.S. State net operating losses (“NOLs”). If not used, substantially all of the NOLs will expire in various amounts between 2028 and 2030. The Company also has preacquisition and recognized built-in carryovers of approximately $15.1 million, net of expected limitations. In addition, the Company has $2.8 million of AMT carryovers, which can be carried forward indefinitely.

No provision for U.S. income taxes has been made for undistributed earnings of certain of the Company’s foreign subsidiaries which have been indefinitely reinvested. The Company is unable to estimate the amount of U.S. income taxes that would be payable if such undistributed foreign earnings were repatriated.

The following is a tabular reconciliation of the total amounts of uncertain tax positions as of and for the years ended December 31, 2010, 2009 and 2008:

	For the Years Ended December 31,
	2010	2009	2008
Balance at January 1,	$10.5	$13.9	$13.3
Increases in prior period tax positions	1.7	4.2	0.2
Decreases in prior period tax positions	(3.5)	(0.1)	(1.0)
Increases in current period tax positions	—	0.5	1.4
Decreases due to settlements with tax authorities	(0.1)	(8.0)	—

Balance at December 31,	$8.6	$10.5	$13.9

If recognized, approximately $3.8 million of the benefit for uncertain tax positions at December 31, 2010 would favorably affect the Company’s effective tax rate in future periods. While the timing is uncertain, the Company expects the settlement of audits in the next 12 months will result in the elimination of substantially all of the liabilities for uncertain income tax positions that were accrued as of December 31, 2010.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. The Company is no longer subject to U.S. federal examination for years before 2007 and with few exceptions, state and local examinations for years before 2000 and non-U.S. income tax examinations for years before 2004. As of December 31, 2010, the 2007 and 2008 tax years were being audited by the U.S. Internal Revenue Service (“IRS”) and the 2004 through 2007 tax years were being audited by the German tax authorities. For a discussion of uncertainties related to tax matters see Note 12, “Contingencies and Legal Matters”

The Company recognizes accrued interest and penalties related to uncertain income tax positions in the Provision (benefit) for income taxes on the consolidated statements of operations. As of December 31, 2010 and 2009, the Company had $0.7 million accrued for interest related to uncertain income tax positions.

Note 7. Debt

Long-term debt consisted of the following:

	December 31,
	2010	2009
Senior Notes (7.375% fixed rate) due 2014	$223.0	$225.0
Revolving bank credit facility (variable rates), due 2013	—	27.9
Term Loan (variable rates), due 2013 (a)	—	40.0
Neenah Germany project financing (3.8% fixed rate) due in 16 equal semi-annual installments beginning June 2009	10.0	12.5
Neenah Germany revolving line of credit (variable rates)	11.9	12.9
Other debt	—	0.9
Total Debt	244.9	319.2
Less: Debt payable within one year	13.6	55.6
Long-term debt	$231.3	$263.6

(a)                                  The Company extinguished the Term Loan in March 2010 by repaying in full $40 million of outstanding Term Loan borrowings with proceeds from the sale of the Woodlands.

Senior Unsecured Notes

On November 30, 2004, the Company completed an underwritten offering of ten-year senior unsecured notes (the “Senior Notes”) at an aggregate face amount of $225 million. Interest on the Senior Notes is payable May 15 and November 15 of each year. The Senior Notes are fully and unconditionally guaranteed by substantially all of the Company’s subsidiaries, with the exception of our non-Canadian international subsidiaries. During the year ended December 31, 2010, the Company purchased $2 million principal amount of Senior Notes for slightly less than par value.  The Company recognized a pre-tax loss of approximately $25 thousand in connection with these purchases, including the write-off of related unamortized debt issuance costs.  The loss is recorded in Other income — net on the condensed consolidated statement of operations.  As of December 31, 2010, $223 million of Senior Notes were issued and outstanding.

In February 2011, the Company elected to conduct an early redemption on March 10, 2011 (the “Partial Redemption”) of $65 million in aggregate principal amount of the Senior Notes.   The Company expects to finance the Partial Redemption with approximately $40 million of cash on hand, with the remainder to be provided by borrowings under our existing revolving credit facility.  Following the Partial Redemption, $158 million in Senior Notes will be outstanding.

Amended and Restated Secured Revolving Credit Facility

On November 5, 2009, the Company renewed and modified its Bank Credit Agreement by entering into an amended and restated credit agreement (as amended and restated, the “Restated Credit Agreement”) by and among the Company, certain of its subsidiaries as co-borrowers, Neenah Canada, as guarantor, the lenders listed in the Restated Credit Agreement and JPMorgan Chase Bank, N.A., as agent for the lenders.  The Restated Credit Agreement consists of a $100 million senior, secured revolving credit facility (the “Revolver”) and (ii) a $40 million senior secured term loan (the “Term Loan”).  The Company’s ability to borrow under the Revolver is limited to the lowest of (a) $100 million; (b) the Company’s borrowing base (as determined in accordance with the Restated Credit Agreement) and (c) the applicable cap on the amount of “credit facilities” under the indenture for the Senior Notes.  In addition, under certain conditions, the Company has the ability to increase the size of the Revolver by up to $50 million. The total commitment under the Restated Credit Agreement cannot exceed $150 million. The Restated Credit Agreement terminates on November 30, 2013.

In March 2010, the Company used proceeds from the sale of the Woodlands to extinguish the Term Loan by repaying in full $40 million of outstanding Term Loan borrowings. As of December 31, 2009, the Company had $40.0 million in outstanding Term Loan borrowings at a weighted-average interest rate of 4.5 percent per annum.

The Revolver bears interest at either (1) a prime rate-based index plus a percentage ranging from 1.50% to 2.00%, or (2) LIBOR plus a percentage ranging from 3.00% to 3.50%, depending upon the amount of availability under the Revolver.  The Company is also required to pay a monthly facility fee on the unused amount of the Revolver commitment at a per annum rate ranging between 0.50% and 0.75%, depending upon usage under the Revolver.

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

As of December 31, 2009, the weighted-average interest rate on outstanding Revolver borrowings was 4.6 percent per annum. Interest on amounts borrowed under the Revolver is paid monthly. Amounts outstanding under the Revolver may be repaid, in whole or in part, at any time without premium or penalty except for specified make-whole payments on LIBOR-based loans.  All principal amounts outstanding under the Revolver are due and payable on the date of termination of the Restated Credit Agreement. Borrowing availability under the Revolver varies over time depending on the value of the Company’s inventory, receivables and various capital assets (the “Borrowing Base”). Borrowing availability under the Revolver is reduced by outstanding letters of credit and reserves for certain other items as defined in the Restated Credit Agreement. As of December 31, 2010, the Company had approximately $0.8 million of letters of credit and other items outstanding which reduced availability and $81.5 million of borrowing availability under the Revolver.

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

The Restated Credit Agreement contains covenants with which the Company must comply during the term of the agreement.  Among other things, such covenants restrict the Company’s ability to incur certain additional debt, make specified restricted payments and capital expenditures, authorize or issue capital stock, enter into transactions with affiliates, consolidate or merge with or acquire another business, sell certain of its assets, or dissolve or wind up.  In addition, the terms of the Restated Credit Agreement require the Company to achieve and maintain compliance with a fixed charge coverage ratio if availability under the Restated Credit Agreement is less than $20 million. At December 31, 2010, the Company was in compliance with all covenants.

The Company’s ability to pay cash dividends on its common stock is limited under the terms of both the Restated Credit Agreement and the Senior Notes. At December 31, 2010, under the most restrictive terms of these agreements, the Company’s ability to pay cash dividends on its common stock is limited to a total of $8 million in a 12-month period.

Other Debt

In December 2006, Neenah Germany entered into an agreement with HypoVereinsbank and IKB Deutsche Industriebank AG to provide €10.0 million of project financing with a term of 10 years for the construction of a saturator.  Principal outstanding under the agreement may be repaid at any time without penalty.  Interest on amounts outstanding is based on actual days elapsed in a 360-day year and is payable semi-annually. As of December 31, 2010, €7.5 million ($10.0 million, based on exchanges rates at December 31, 2010) was outstanding under this agreement.

Neenah Germany has a revolving line of credit (the “German Line of Credit”) with HypoVereinsbank that provides for borrowings of up to €15 million for general corporate purposes. The German Line of Credit is secured by the domestic accounts receivable of Neenah Germany. As of December 31, 2010 and 2009, the weighted-average interest rate on outstanding Line of Credit borrowings was 3.8 percent per annum and 4.1 percent per annum, respectively.  In November 2010, Neenah Germany renewed the German Line of Credit on an “evergreen” basis. Subsequent to November 2011, the agreement may be terminated by either the Company or HypoVereinsbank upon giving proper notice.  Neenah Germany has the ability to borrow in either Euros or U.S. dollars.  Interest is computed on U.S. dollars loans at the rate of 8.5 percent per annum and on Euro loans at EURIBOR plus a margin of 1.5 percent.  Interest is payable quarterly and principal may be repaid at any time without penalty.  As of December 31, 2010, €9.0 million ($11.9 million, based on exchange rates at December 31, 2010) was outstanding under the Line of Credit and €6.0 million ($8.0 million, based on exchanges rates at December 31, 2010) of credit was available. Neenah Germany’s ability to pay dividends or transfer funds to the Company is limited under the terms of the German Line of Credit, to not exceed certain limits defined in the agreement without lender approval or repayment of the amount outstanding under the line, which was $ €9.0 million ($11.9 million, based on exchange rates at December 31, 2010) at December 31, 2010.  In addition, the terms of the German Line of Credit require Neenah Germany to maintain a ratio of stockholder’s equity to total assets equal to or greater than 45 percent.  The Company was in compliance with all provisions of the agreement as of December 31, 2010.

Principal Payments

The following table presents the Company’s required debt payments:

	2011 (b)	2012	2013(a)	2014(a) (c)	2015	Thereafter	Total
Debt payments	$13.6	$1.7	$1.6	$224.7	$1.7	$1.6	$244.9

(a)          Includes principal payments on the Senior Notes of $223 million.

(b)         As a result of the Partial Redemption, debt payments for the year ending December 31, 2011 will be $78.6 million.

(c)          The Company believes the Partial Redemption will reduce required debt payments in the year ending December 31, 2014 by approximately $65 million.

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

For the year ended December 31, 2010, benefit payments under the SERP exceeded the sum of expected service cost and interest costs for the plan for calendar 2010. In accordance with ASC Topic 715, Compensation — Retirement Benefits (“ASC Topic 715”), the Company measured the liabilities of the SERP as of September 30, 2010 and recognized a settlement loss of $0.3 million.

The closure of the Ripon Mill (See Note 3, “Closure of the Ripon Mill”) resulted in the elimination of expected years of future service for mill employees eligible to participate in the Company’s defined benefit pension plans and postretirement medical plan.  In accordance with ASC Topic 715, the Company measured the assets and liabilities of the affected postretirement plans as of May 31, 2009 and recognized an aggregate curtailment loss of approximately $0.8 million for the year ended December 31, 2010.

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

The Company uses the fair value of pension plan assets to determine pension expense, rather than averaging gains and losses over a period of years. Investment gains or losses represent the difference between the expected return calculated using the fair value of the assets and the actual return based on the fair value of assets. The Company’s pension obligations are measured annually as of December 31. As of December 31, 2010, the Company’s pension plans had cumulative unrecognized investment losses and other actuarial losses of approximately $33.3 million recorded in accumulated other comprehensive income.

Other Postretirement Benefit Plans

The Company maintains health care and life insurance benefit plans for active employees of the Company and former employees of the Canadian pulp operations. The plans are generally noncontributory for employees who were eligible to retired on or before December 31, 1992 and contributory for most employees who became eligible to retire on or after January 1, 1993.  The Company does not provide a subsidized benefit to most employees hired after 2003.

The Company’s obligations for postretirement benefits other than pensions are measured annually as of December 31. At December 31, 2010, the assumed inflationary health care cost trend rates used to determine obligations at December 31, 2010 and costs for the year ended December 31, 2011 were 8.4 percent gradually decreasing to an ultimate rate of 4.5 percent in 2027. The assumed inflationary health care cost trend rates used to determine obligations at December 31, 2009 and cost for the year ended December 31, 2010 were 8.7 percent gradually decreasing to an ultimate rate of 4.5 percent in 2027.

The following table reconciles the benefit obligations, plan assets, funded status and net liability information of the Company’s pension and other postretirement benefit plans.

			Postretirement Benefits Other
	Pension Benefits		than Pensions
	Year Ended December 31,
	2010	2009	2010	2009
Change in Benefit Obligation:
Benefit obligation at beginning of year	$234.7	$214.2	$37.9	$36.8
Service cost	4.4	4.5	1.6	1.9
Interest cost	14.0	14.3	2.2	2.5
Currency	(2.6)	0.9	(0.2)	0.5
Actuarial loss (gain)	13.0	11.9	3.7	(1.5)
Benefit payments from plans	(10.8)	(10.6)	(3.4)	(2.9)
Plan participant contributions	—	—	0.2	0.2
Plan amendments	0.9	—	—	—
(Gain) loss on plan curtailment	(0.2)	(0.5)	—	0.4
Gain on plan settlement	(0.7)	—	—	—
Benefit obligation at end of year	$252.7	$234.7	$42.0	$37.9
Change in Plan Assets:
Fair value of plan assets at beginning of year	$168.2	$142.9	$—	$—
Actual gain (loss) on plan assets	20.5	23.3	—	—
Employer contributions	12.6	10.2	—	—
Benefit payments	(8.4)	(8.2)	—	—
Settlement payments	(0.7)	—	—	—
Fair value of plan assets at end of year	$192.2	$168.2	$—	$—
Funded Status:
Reconciliation of Funded Status
Fair value of plan assets	$192.2	$168.2	$—	$—
Projected benefit obligation	252.7	234.7	42.0	37.9
Net liability recognized in statement of financial position	$(60.5)	$(66.5)	$42.0	$(37.9)
Amounts recognized in statement of financial position consist of:
Current liabilities	$(2.1)	$(2.2)	$(2.9)	$(2.6)
Noncurrent liabilities	(58.4)	(64.3)	(39.1)	(35.3)
Net amount recognized	$(60.5)	$(66.5)	$(42.0)	$(37.9)

Amounts recognized in accumulated other comprehensive income consist of:

			Postretirement Benefits Other
	Pension Benefits		than Pensions
	December 31,
	2010	2009	2010	2009

Accumulated actuarial loss	$33.3	$28.3	$7.0	$3.3
Prior service cost	1.3	0.6	2.0	2.4
Total recognized in accumulated other comprehensive income	$34.6	$28.9	$9.0	$5.7

Summary disaggregated information about the pension plans follows:

	December 31,
	Assets Exceed ABO		ABO Exceed Assets		Total
	2010	2009	2010	2009	2010	2009
Projected benefit obligation	$101.4	$94.6	$151.3	$140.1	$252.7	$234.7
Accumulated benefit obligation	91.1	82.0	149.3	137.5	240.4	219.5
Fair value of plan assets	95.2	82.9	97.0	85.3	192.2	168.2

Components of Net Periodic Benefit Cost

	Pension Benefits			Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2010	2009	2008	2010	2009	2008
Service cost	$4.4	$4.5	$6.8	$1.6	$1.9	$2.2
Interest cost	14.0	14.3	18.5	2.2	2.5	2.5
Expected return on plan assets(a)	(13.8)	(11.3)	(19.8)	—	—	—
Recognized net actuarial loss	1.3	1.4	1.4	0.1	0.3	1.3
Amortization of unrecognized transition asset	—	—	(0.1)	—	—	—
Amortization of prior service cost	0.1	0.1	1.0	0.4	0.4	(5.0)
Amount of curtailment (gain) loss recognized	—	0.2	—	—	0.6	—
Amount of settlement loss recognized	0.3	—	—	—	—	—
Net periodic benefit cost (credit)	6.3	9.2	7.8	4.3	5.7	1.0
Less: Cost related to discontinued operations	—	—	1.9	—	—	0.6
Net periodic benefit cost related to continuing operations	$6.3	$9.2	$5.9	$4.3	$5.7	$0.4

(a)          The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income

	Pension Benefits			Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2010	2009	2008	2010	2009	2008
Net periodic benefit expense	$6.3	$9.2	$7.8	$4.3	$5.7	$1.0

Accumulated actuarial gain	5.0	(2.6)	(14.5)	3.7	(1.7)	(7.6)
Prior service cost (credit)	0.7	(0.3)	(9.6)	(0.4)	(0.7)	5.3
Transition asset	—	—	0.1	—	—	—
Total recognized in other comprehensive income	5.7	(2.9)	(24.0)	3.3	(2.4)	(2.3)
Total recognized in net periodic benefit cost and other comprehensive income	$12.0	$6.3	$(16.2)	$7.6	$3.3	$(1.3)

The estimated net actuarial loss and  prior service cost for the defined benefit pension plans expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $1.6 million and $0.2 million, respectively. The estimated net actuarial loss and  prior service cost for postretirement benefits other than pension expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.2 million and $0.4 million, respectively.

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31

	Pension Benefits		Postretirement Benefits Other than Pensions
	2010	2009	2010	2009
Discount rate	5.86%	6.17%	5.70%	5.92%
Rate of compensation increase	3.91%	3.91%	—	—

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31

	Pension Benefits			Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2010	2009	2008	2010	2009	2008
Discount rate	6.06%	6.80%	6.10%	5.92%	6.00%	6.00%
Expected long-term return on plan assets	8.00%	7.92%	8.02%	—	—	—
Rate of compensation increase	3.91%	3.43%	3.30%	—	—	—

Expected Long-Term Rate of Return and Investment Strategies

The expected long-term rate of return on pension fund assets held by the Company’s pension trusts was determined based on several factors, including input from pension investment consultants and projected long-term returns of broad equity and bond indices. Also considered were the plans’ historical 10-year and 15-year compounded annual returns. It is anticipated that, on average, actively managed U.S. pension plan assets will generate annual long-term rates of return of at least 8 percent. The expected long-term rate of return on the assets in the plans was based on an asset allocation assumption of approximately 60 percent with equity managers, with expected long-term rates of return of approximately 10 percent, and 40 percent with fixed income managers, with an expected long-term rate of return of about 6 percent. The actual asset allocation is regularly reviewed and periodically rebalanced to the targeted allocation when considered appropriate.

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

The following table sets forth by level, within the fair value hierarchy, the fair value of the Company’s pension plan assets as of December 31, 2010:

	Assets at Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Equity securities:
Domestic	$—	$84.3	$—	$84.3
International	—	34.3	—	34.3
Debt securities	—	71.7	—	71.7
Cash and equivalents	1.9	—	—	1.9

Total assets at fair value	$1.9	$190.3	$—	$192.2

Pension plan asset allocations are as follows:

	Percentage of Plan Assets At December 31,
	2010	2009	2008
Asset Category
Equity securities	62%	59%	55%
Debt securities	37%	37%	44%
Cash and money-market funds	1%	4%	1%
Total	100%	100%	100%

The Company’s investment objectives for pension plan assets is to ensure, over the long-term life of the pension plans, an adequate pool of assets to support the benefit obligations to participants, retirees, and beneficiaries.  Specifically, these objectives include the desire to: (a) invest assets in a manner such that future assets are available to fund liabilities, (b) maintain liquidity sufficient to pay current benefits when due and (c) diversify, over time, among asset classes so assets earn a reasonable return with acceptable risk to capital.

The target investment allocation and permissible allocation range for plan assets by category are as follows:

	Strategic Target	Permitted Range
Asset Category
Equity securities	65%	60-70%
Debt securities / Fixed Income	35%	30-40%

As of December 31, 2010, no company or group of companies in a single industry represented more than five percent of plan assets.

The Company’s investment assumptions are established by an investment committee composed of members of senior management and are validated periodically against actual investment returns.  As of December 31, 2010, the Company’s investment assumptions are as follows:

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

(e)          investment managers with active mandates can reduce portfolio risk below market risk and potentially add value through security selection strategies, and a substantial portion of plan assets should be allocated to such active mandates;

(f)            a component of  passive, indexed management can benefit the plans through greater diversification and lower cost, and a portion of the plan assets should be allocated to such passive mandates, and

(g)         it is appropriate to retain more than one investment manager, given the size of the plans, provided that such managers offer asset class or style diversification.

For the years ended December 31, 2010, 2009 and 2008, no plan assets were invested in the Company’s securities.

Cash Flows

At December 31, 2010, the Company expects to make aggregate contributions to qualified and non-qualified pension trusts and payments of pension benefits for unfunded pension plans of approximately $20 million (based on exchange rates at December 31, 2010).

Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Plans	Postretirement Benefits Other than Pensions
2011	$11.9	$2.9
2012	19.4	2.3
2013	13.0	2.6
2014	13.2	2.9
2015	13.8	3.0
Years 2016 – 2020	84.7	18.1

Health Care Cost Trends

Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components	$0.7	$(0.8)
Effect on post-retirement benefit obligation	1.6	(2.8)

Defined Contribution Retirement Plans

Company contributions to defined contribution retirement plans are primarily based on the age and compensation of covered employees.  Contributions to these plans, all of which were charged to expense, were $1.5 million in 2010, $1.4 million in 2009 and $1.6 million in 2008. In addition, the Company maintains a supplemental retirement contribution plan (the “SRCP”) which is a non-qualified, unfunded defined contribution plan. The Company provides benefits under the SRCP to the extent necessary to fulfill the intent of its defined contribution retirement plans without regard to the limitations set by the Internal Revenue Code on qualified defined contribution plans.  For each of the years ended December 31, 2010, 2009 and 2008, the Company recognized expense related to the SRCP of less than $0.1 million.

Investment Plans

The Company provides voluntary contribution investment plans to substantially all North American employees. Under the plans, the Company matches a portion of employee contributions. For the years ended December 31, 2010, 2009 and 2008, costs charged to expense for company matching contributions under these plans were $1.3 million, $1.5 million and $1.8 million, respectively.

Note 9. Stock Compensation Plans

The Company established the 2004 Omnibus Stock and Incentive Plan (the “Omnibus Plan”) in December 2004 and reserved 3,500,000 shares of $0.01 par value common stock (“Common Stock”) for issuance under the Omnibus Plan. Pursuant to the terms of the Omnibus Plan, the compensation committee of the Company’s Board of Directors may grant various types of equity-based compensation awards, including incentive and nonqualified stock options, SARs, restricted stock, RSUs, RSUs with performance conditions (“Performance Shares”) and performance units, in addition to certain cash-based awards. All grants under the Omnibus Plan will be made at fair market value and no grant may be repriced. In general, the options expire ten years from the date of grant and vest over a three-year service period. As of December 31, 2010, approximately 1,300,000 shares of Common Stock were reserved for future issuance under the Omnibus Plan. As of December 31, 2010, the number of shares available for future issuance was not reduced by outstanding SARs because the closing market price for the Company’s common stock was less than the exercise price of all outstanding SARs. The Company accounts for stock-based compensation pursuant to the fair value recognition provisions of ASC Topic 718, Compensation—Stock Compensation (“ASC Topic 718”).

For the years ended December 31, 2010, 2009 and 2008, the Company recognized in its provision (benefit) for income taxes on the consolidated statement of operations excess tax benefits (costs) related to the exercise or vesting of stock-based awards of approximately $(0.2) million, $(0.7) million and $0.5 million, respectively.

Valuation and Expense Information Under ASC Topic 718

Substantially all stock-based compensation expense has been recorded in selling, general and administrative expenses.  The following table summarizes stock-based compensation costs and related income tax benefits.

	Year Ended December 31,
	2010	2009	2008
Stock-based compensation expense	$4.9	$4.7	$4.0
Income tax benefit	(1.9)	(1.8)	(1.5)
Stock-based compensation, net of income tax benefit	$3.0	$2.9	$2.5

The following table summarizes total compensation costs related to the Company’s equity awards and amounts recognized in the year ended December 31, 2010.

	Stock Options	Restricted Stock
Unrecognized compensation cost — December 31, 2009	$1.4	$1.4
Grant date fair value current year grants	1.1	4.7
Compensation expense recognized	(1.5)	(3.4)
Grant date fair value of shares forfeited	—	(0.3)
Unrecognized compensation cost — December 31, 2010	$1.0	$2.4

Expected amortization period (in years)	1.7	1.8

Stock Options

For the year ended December 31, 2010, the Company awarded nonqualified stock options to Long-Term Incentive Plan (the “LTIP”) participants to purchase approximately 202,000 shares of common stock (subject to forfeiture due to termination of employment and other conditions).  In addition, the Company awarded to non-employee members of its Board of Directors nonqualified stock options to purchase 5,600 shares of common stock. For the year ended December 31, 2010, the weighted-average exercise price of such nonqualified stock option awards was $13.68 per share. The exercise price of the options was equal to the market price of the Company’s common stock on the date of grant.  Options awarded to LTIP participants expire in ten years and one-third vest on each of the first three anniversaries of the date of grant.  Options awarded to non-employee members of the Board of Directors expire in ten years and vest on the first anniversary of the date of grant. The weighted-average grant date fair value for stock options granted for the years ended December 31, 2010 and 2009 was $5.72 per share and $2.67 per share, respectively, and was estimated using the Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2010	2009
Expected life in years	5.9	5.9
Interest rate	2.9%	2.4%
Volatility	55.3%	51.6%
Dividend yield	2.9%	4.9%

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

The following table summarizes stock option activity under the Omnibus Plan for the year ended December 31, 2010:

		Number of Stock Options	Weighted-Average Exercise Price
Options outstanding — December 31, 2009		2,269,848	$23.60
Add:	Options granted	207,190	$13.68
Less:	Options exercised	86,071	$8.03
Less:	Options forfeited/cancelled	50,330	$6.14
Options outstanding — December 31, 2010		2,340,637	$23.23

The status of outstanding and exercisable stock options as of December 31, 2010, summarized by exercise price follows:

	Options Vested or Expected to Vest				Options Exercisable
Exercise Price	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value(a)	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value(a)
$7.41 - $21.13	961,970	8.4	$10.79	$8.6	290,637	$11.68	$2.3
$24.01 - $29.43	345,886	5.1	$26.29	—	308,634	$26.36	—
$30.15 - $34.61.	686,080	3.4	$32.71	—	686,080	$32.71	—
$35.92 - $42.24	328,943	3.2	$37.34	—	328,943	$37.34	—
	2,322,879	5.7	$23.33	$8.6	1,614,294	$28.65	$2.3

(a)                                  Represents the total pre-tax intrinsic value as of December 31, 2010 that option holders would have received had they exercised their options as of such date.  The pre-tax intrinsic value is based on the closing market price for the Company’s common stock of $19.68 on December 31, 2010.

The aggregate pre-tax intrinsic value of stock options exercised for the year ended December 31, 2010 was $0.9 million.

No stock options were exercised for the years ended December 31, 2009 and 2008.

The following table summarizes the status of the Company’s unvested stock options as of December 31, 2010 and activity for the year then ended:

		Number of Stock Options	Weighted-Average Grant Date Fair Value
Outstanding — December 31, 2009		906,051	$3.85
Add:	Options granted	207,190	$5.72
Less:	Options vested	375,657	$4.76
Less:	Options forfeited/cancelled	11,241	$6.35
Outstanding — December 31, 2010		726,343	$3.88

As of December 31, 2010, certain participants met age and service requirements that allowed their options to qualify for accelerated vesting upon retirement. As of December 31, 2010, there were approximately 235,000 stock options subject to accelerated vesting that such participants would have been eligible to exercise if they had retired as of such date. The aggregate grant date fair value of options subject to accelerated vesting was $0.9 million. For the year ended December 31, 2010, stock-based compensation expense for such options was $0.4 million. For the year ended December 31, 2010, the aggregate grant date fair value of options vested, including options subject to accelerated vesting, was $2.7 million.  Stock options that reflect accelerated vesting for expense recognition become exercisable according to the contract terms of the stock option grant.

Performance Shares

For the year ended December 31, 2010, the Company granted target awards of 183,500 Performance Units to LTIP participants. The measurement period for the Performance Units was January 1, 2010 through December 31, 2010. On December 31, 2010, approximately 298,200 RSUs equal to 163 percent of the Performance Unit target were awarded based on the Company’s return on invested capital, revenue growth for the Technical Products segment, the level of cash flow for the Fine Paper segment and total return to shareholders relative to a peer group of companies and the Russell 2000® Value small capitalization index during the measurement period.  The RSUs will vest on December 31, 2012.  During the vesting period, the holders of such RSUs are entitled to dividends-in-kind in the form of additional RSUs, but the shares do not have voting rights and are forfeited in the event the holder’s employment is terminated for a reason other than death, disability or retirement.  The weighted-average grant date fair value for the Performance Units was $23.03 per share. Compensation cost is recognized pro rata over the vesting period.

For the year ended December 31, 2009, the Company granted target awards of 216,400 Performance Shares to LTIP participants. The measurement period for the Performance Shares is January 1, 2009 through December 31, 2011. Common Stock equal to between 30 percent and 250 percent of the performance share target will be awarded based on the Company’s growth in earnings before interest, taxes, depreciation and amortization (“EBITDA”) minus a capital charge and total return to shareholders relative to a peer group of companies and the Russell 2000® Value small cap index. The weighted-average grant date fair value for the Performance Shares was $10.59 per share.

For the year ended December 31, 2008, the Company granted target awards of 72,025 Performance Units (net of awards forfeited due to termination of employment) to LTIP participants. The measurement period for the Performance Units was January 1, 2008 through December 31, 2010. On December 31, 2010, 79,349 shares of Common Stock equal to 100 percent of the Performance Unit target plus dividends-in-kind were awarded based on the Company’s growth in earnings before interest, taxes, depreciation and amortization (“EDITDA”) minus a capital charge and total return to shareholders relative to a peer group of companies and the Russell 2000® Value small cap index. The weighted-average grant date fair value for the Performance Shares was $13.75 per share.

RSUs

For the year ended December 31, 2010, the Company awarded 8,910 RSUs to non-employee members of the Company’s Board of Directors (“Director Awards”).  The weighted average grant date fair value of such awards was $18.90 per share.  Director Awards vest one year from the date of grant. During the vesting period, the holders of Director Awards are entitled to dividends, but the shares do not have voting rights and are forfeited in the event the holder is no longer a member of the Board of Directors. In addition, the Company issued 39 RSUs in lieu of dividends on RSUs held by a non-U.S. member of the Board of Directors.

The following table summarizes the activity of the Company’s unvested stock-based awards (other than stock options) for the year ended December 31, 2010:

	RSUs	Weighted-Average Grant Date Fair Value	Performance Shares	Weighted-Average Grant Date Fair Value
Outstanding — December 31, 2009	66,497	$35.70	279,425	$11.41
Shares granted(a)	8,949	$18.88	183,500	$23.03
Shares vested	(65,423)	$35.87	—	—
Performance Shares vested	377,537	$13.82	(255,525)	$20.42
Shares expired or cancelled	—	—	(1,600)	$11.52
Outstanding — December 31, 2010(b)	387,560	$13.97	205,800	$10.59

(a)          Includes 39 RSUs granted to directors in lieu of cash dividends.  Such dividends-in-kind vest concurrently with the underlying RSU.

(b)         The aggregate pre-tax intrinsic value of RSUs and Performance Shares as of December 31, 2010 was $5.9 million and $10.1 million, respectively.  The aggregate pre-tax intrinsic value of Performance Shares was calculated on the shares that would be issued based on the Company’s achievement of performance targets if the performance period ended at December 31, 2010.

The aggregate pre-tax intrinsic value of restricted stock and RSUs that vested for the years ended December 31, 2010, 2009 and 2008 was $2.5 million, $0.4 million and $1.1 million, respectively.

Note 10. Stockholders’ Equity

Common Stock

The Company has authorized 100 million shares of Common Stock. Holders of the Company’s Common Stock are entitled to one vote per share.

For the years ended December 31, 2010, 2009 and 2008, the Company acquired 15,547 shares, 4,910 shares and 31,652 shares of Common Stock, respectively, at a cost of approximately $0.2 million, $0.1 million and $0.3 million, respectively, for shares surrendered by employees to pay taxes due on vested restricted stock awards.

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

Note 11. Commitments

Leases

The future minimum obligations under operating leases having a noncancelable term in excess of one year as of December 31, 2010, are as follows:

2011	$1.4
2012	0.9
2013	0.8
2014	0.6
2015	0.5
Thereafter	0.7

Future minimum lease obligations	$4.9

The following table presents the Company’s rent expense under operating leases for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Rent expense	$3.5	$2.5	$3.3
Less: Amounts related to discontinued operations	—	—	0.5
Rent expense related to continuing operations	$3.5	$2.5	$2.8

Purchase Commitments

The Company has certain minimum purchase commitments, none of which are individually material, that extend beyond December 31, 2010. Commitments under these contracts are approximately $4.8 million in 2011, $1.6 million in 2012 and $0.1 million in 2013.

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

Income Taxes

The Company is continuously undergoing examination by the IRS as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by the Company on its income tax returns. See Note 6, “Income Taxes”, for additional detail.

US Tax Audit - Tax Years 2007 and 2008

In December 2010, the IRS issued a Revenue Agent’s Report for the 2007 and 2008 tax years. In January 2011, the Company submitted a protest to the Appeals Division of the IRS with respect to certain unresolved issues which involve a proposed IRS adjustment with respect to dual consolidated losses (“DCLs”) and the recapture of NOLs emanating from the Company’s former Canadian operations.  The Company’s protest asserts that the IRS examination team made several errors in its assessment of the DCL rules and, as such, the proposed adjustment is erroneous.  As of December 31, 2010, no amounts were reserved related to these issues.  Management intends to vigorously contest this proposed adjustment, however, the outcome is uncertain and, should the Company not prevail, the outcome could have a material adverse effect on the Company’s results of operations, cash flows and financial position.  Although it is reasonably possible that these matters could be resolved during the next 12 months, the timing is uncertain.

German Tax Audit - Tax Years 2004 to 2007

In November 2010, the Company received a tax examination report from the German tax authorities challenging certain interest expense deductions claimed on the Company’s tax returns for the years 2004 through 2007.  The Company believes that the finding in the report is improper and will be rejected on appeal.  As of December 31, 2010, no amounts were reserved related to these issues.  Management intends to vigorously contest the finding in the report, however, the outcome is uncertain and, should the Company not prevail, the outcome could have a material adverse effect on the Company’s results of operations, cash flows and financial position. Although it is reasonably possible that these matters could be resolved during the next 12 months, the timing is uncertain.

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

Employees and Labor Relations

As of December 31, 2010, the Company had approximately 1,660 regular full-time employees of whom 630 hourly and 310 salaried employees were located in the United States and 480 hourly and 240 salaried employees were located in Germany.

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

Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the “IG BCE”).  In December 2010, the IG BCE and a national trade association representing all employers in the industry signed a new collective bargaining agreement covering union employees of Neenah Germany that expires in November 2011.

As of December 31, 2010, no hourly employees in the United States were covered by collective bargaining agreements that have expired or will expire within the next 12-months.  Union membership is voluntary and under German law does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement with the IG BCE that expires in November 2011 cannot be determined.  The Company believes it has satisfactory relations with its employees covered by such collective bargaining agreements and does not expect the negotiation of new collective bargaining agreements to have a material effect on its results of operations or cash flows.

Note 13. Transactions with Kimberly-Clark

For the year ended December 31, 2008, the Company sold softwood and hardwood pulp to Kimberly-Clark Corporation (“Kimberly-Clark”) from the Pictou Mill. Net sales for the pulp sold to Kimberly-Clark for the year ended December 31, 2008 $37 million.  All such revenue is reported as results of discontinued operations on the consolidated statements of operations.

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

Other Agreements with Kimberly-Clark

In 2004, the Company also entered into a (i) Distribution Agreement, (ii) Employee Matters Agreement, (iii) Corporate Services Agreement and (iv) Tax Sharing Agreement with Kimberly-Clark in connection with the spin-off by Kimberly-Clark of its technical products and fine paper businesses in the United States and its Canadian pulp business (collectively, the “Pulp and Paper Business”).  These agreements provided for, among other things, (i) the principal corporate transactions required to effect the separation of the Pulp and Paper Business from Kimberly-Clark, cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of the Pulp and Paper Business with the Company and financial responsibility for the obligations and liabilities of Kimberly-Clark’s retained businesses with Kimberly-Clark, (ii) employee liability transfers to the Company and retention of certain employment liabilities by Kimberly-Clark, (iii) various transitional corporate support services and (iv) the Company’s and Kimberly-Clark’s respective rights, responsibilities and obligations after the Spin-Off with respect to taxes attributable to the Company’s business, as well as any taxes incurred by Kimberly-Clark as a result of the failure of the Spin-Off to qualify for tax-free treatment under Section 355 of the Code.

The descriptions above are summaries of the principal provisions of the various agreements and are qualified in their entirety by the respective agreements.

Note 14. Business Segment and Geographic Information

The Company reports its operations in two segments: Technical Products and Fine Paper. The technical products business is an international producer of filtration media, durable, saturated and coated substrates for a variety of end uses, and nonwoven wall coverings. The fine paper business is a producer of premium writing, text, cover and specialty papers.  Each segment employs different technologies and marketing strategies.  Disclosure of segment information is on the same basis that management uses internally for evaluating segment performance and allocating resources.  Transactions between segments eliminated in consolidation. The costs of shared services, and other administrative functions managed on a common basis, are allocated to the segments based on usage, where possible, or other factors based on the nature of the activity.  General corporate expenses that do not directly support the operations of the business segments are shown as Unallocated corporate costs. The accounting policies of the reportable operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.”

Business Segments

	Year Ended December 31,
	2010	2009	2008
Net sales
Technical Products	$384.3	$318.3	$396.8
Fine Paper	273.4	255.6	335.5
Consolidated	$657.7	$573.9	$732.3

	Year Ended December 31,
	2010	2009	2008
Operating income (loss)
Technical Products (b)	$29.2	$14.4	$(41.7)
Fine Paper (a)	40.5	17.5	35.8
Unallocated corporate costs (c)	(14.6)	(15.5)	(11.0)
Consolidated	$55.1	$16.4	$(16.9)

(a)          Operating earnings for the years ended December 31, 2010 and 2009 include gains (losses) related to the closure and sale of the Ripon Mill of $3.4 million and $(17.1) million, respectively.

(b)         The operating loss for the year ended December 31, 2008 includes a non-cash pre-tax goodwill and other intangible asset impairment charge of $54.5 million.

(c)          Unallocated corporate costs for the year ended December 31, 2008 include a gain of approximately $4.3 million related to the settlement certain post-employment obligations for Terrace Bay retirees.

	Year Ended December 31,
	2010	2009	2008
Depreciation and amortization
Technical Products	$16.9	$17.8	$18.9
Fine Paper	9.7	10.7	11.4
Corporate	4.7	6.0	6.4
Total Continuing Operations	31.3	34.5	36.7
Discontinued operations	—	—	1.9
Consolidated	$31.3	$34.5	$38.6

	Year Ended December 31,
	2010	2009	2008
Capital expenditures
Technical Products	$10.7	$4.3	$15.0
Fine Paper	6.7	4.0	8.9
Corporate	—	0.1	4.7
Total Continuing Operations	17.4	8.4	28.6
Discontinued operations	—	—	1.4
Consolidated	$17.4	$8.4	$30.0

	December 31,
	2010	2009
Total Assets
Technical Products	$337.9	$353.2
Fine Paper	162.2	165.6
Assets held for sale	—	10.0
Corporate and other	106.6	107.8
Total	$606.7	$636.6

Geographic Information

	Year Ended December 31,
	2010	2009	2008
Net sales
United States	$413.6	$360.9	$467.3
Europe	244.1	213.0	265.0
Consolidated	$657.7	$573.9	$732.3

	December 31,
	2010	2009
Total Assets
United States	$308.9	$330.0
Canada	0.1	5.4
Europe	297.7	301.2
Total	$606.7	$636.6

Net sales are attributed to geographic areas based on the physical location of the entities. Segment identifiable assets are those that are directly used in the segments operations. Corporate assets are primarily cash, deferred income taxes and deferred financing costs.

Concentrations

For the years ended December 31, 2010, 2009 and 2008, sales to the fine paper business’s two largest customers (both of which are distributors) represented approximately 30 percent of its total sales. For the years ended December 31, 2010, 2009 and 2008, no single customer accounted for more than 10 percent of the Company’s consolidated revenue. Except for certain specialty latex grades and specialty softwood pulp used by Technical Products, management is not aware of any significant concentration of business transacted with a particular supplier that could, if suddenly eliminated, have a material adverse affect on its operations.  An interruption in supply of a latex specialty grade or of specialty softwood pulp to our technical products business or cotton fiber to our fine paper business could disrupt and eventually cause a shutdown of production of certain technical products and fine paper products.

Note 15. Supplemental Data

Supplemental Statement of Operations Data

Summary of Advertising and Research Expenses

	Year Ended December 31,
	2010	2009	2008
Advertising expense	$6.1	$6.5	$8.7
Research expense	5.3	5.5	6.5

Summary of Other Income - net

	Year Ended December 31,
	2010	2009	2008
(Gain) loss on property disposals	$0.2	$0.2	$(6.3)
Net realized and unrealized foreign currency gains	(0.2)	(0.1)	(0.7)
Litigation settlement	(0.3)	—	—
Terrace Bay employee benefits	0.6	0.7	(4.4)
Other income - net	(1.3)	(1.0)	(1.4)
Total other income - net	(1.0)	(0.2)	(12.8)
Less: (Income) expense related to discontinued operations	—	0.8	(1.5)
Other income - net related to continuing operations	$(1.0)	$(1.0)	$(11.3)

Supplemental Balance Sheet Data

Summary of Accounts Receivable— net

	December 31,
	2010	2009
Accounts Receivable:
From customers	$71.6	$69.4
Other	1.0	0.2
Less allowance for doubtful accounts and sales discounts	(1.9)	(1.9)
Total	$70.7	$67.7

Summary of Inventories

	December 31,
	2010	2009
Inventories by Major Class:
Raw materials	$18.5	$16.6
Work in progress	13.3	11.7
Finished goods	48.2	49.4
Supplies and other	1.7	1.7
	81.7	79.4
Excess of FIFO over LIFO cost	(12.3)	(8.7)
Total	$69.4	$70.7

Summary of Prepaid and Other Current Assets

	December 31,
	2010	2009
Prepaid and other current assets	$8.0	$7.6
Spare parts	5.6	5.5
Receivable from FiberMark for German taxes	0.5	0.6
Total	$14.1	$13.7

Assets held for sale

	December 31,
	2010	2009
The Woodlands (Note 5)	$—	$3.8
Ripon Mill property, plant and equipment - net (Note 3)	—	6.2
Total	$—	$10.0

Summary of Property, Plant and Equipment — Net

	December 31,
	2010	2009
Land and land improvements	$20.8	$21.9
Buildings	96.2	97.8
Machinery and equipment	439.6	445.1
Construction in progress	11.9	4.8
	568.5	569.6
Less accumulated depreciation and depletion	306.6	285.2
Net Property, Plant and Equipment	$261.9	$284.4

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $28.0 million, $30.1 million and $34.7 million, respectively. For the year ended December 31, 2010, less than $0.1 million in interest expense was capitalized as part of the cost of capital projects.  Interest expense capitalized as part of the costs of capital projects for the years ended December 31, 2010, 2009 and 2008 was $0.1 million, $12 thousand and $0.5 million, respectively.

Summary of Accrued Expenses

	December 31,
	2010	2009
Accrued salaries and employee benefits	$21.5	$18.2
Liability for uncertain income tax positions	8.6	9.5
Accrued interest	2.1	2.1
Accrued restructuring costs	0.2	4.0
Accrued income taxes	2.4	0.4
Other	13.3	14.4
Total	$48.1	$48.6

Summary of Noncurrent Employee Benefits and Other Obligations

	December 31,
	2010	2009
Pension benefits	$58.4	$64.3
Post-employment benefits other than pensions (a)	44.3	40.7
Other	2.0	3.3
Total	$104.7	$108.3

(a)          Includes $5.0 million and $5.4 million in long-term disability benefits due to Terrace Bay retirees as of December 31, 2010 and 2009, respectively.

Supplemental Cash Flow Data

Net cash provided by (used in) changes in working capital

	Year Ended December 31,
	2010	2009	2008
Accounts receivable	$(3.0)	$(4.5)	$48.7
Inventories	1.3	17.7	(2.4)
Income taxes receivable (payable)	2.8	9.8	(10.6)
Prepaid and other current assets	(0.4)	1.4	2.6
Accounts payable	2.0	(4.5)	(35.8)
Accrued expenses	(3.5)	6.6	(22.6)
Foreign currency effects on working capital	(3.1)	0.9	(2.5)
Total	$(3.9)	$27.4	$(22.6)

Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2010	2009	2008
Cash paid during the year for interest, net of interest expense capitalized	$18.9	$20.2	$23.0
Cash paid (received) during the year for income taxes, net of refunds	0.5	(7.7)	6.6
Non-cash investing activities:
Liability for equipment acquired	2.9	1.8	2.7

Note 16. Condensed Consolidating Financial Information

Neenah Paper Company of Canada, Neenah Paper Michigan, Inc. and Neenah Paper Sales, Inc. (the “Guarantor Subsidiaries”) guarantee the Company’s Senior Notes. The Guarantor Subsidiaries are 100 percent owned by the Company and all guarantees are full and unconditional.  The following condensed consolidating financial information is presented in lieu of consolidated financial statements for the Guarantor Subsidiaries as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008. Certain deferred tax assets presented in the Guarantor Subsidiaries column as of December 31, 2009 were presented in the Neenah Paper, Inc. column as of December 31, 2010 as such assets will ultimately be realized by Neenah Paper, Inc. due to the substantially complete liquidation of Neenah Canada.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2010

	Neenah Paper, Inc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$269.4	$144.2	$244.1	$—	$657.7
Cost of products sold	204.9	117.1	215.7	—	537.7
Gross profit	64.5	27.1	28.4	—	120.0
Selling, general and administrative expenses	44.2	10.7	14.4	—	69.3
Gain on sale of the Ripon Mill	—	(3.4)	—	—	(3.4)
Other (income) expense - net	(0.4)	0.6	(1.2)	—	(1.0)
Operating income	20.7	19.2	15.2	—	55.1
Equity in earnings of subsidiaries	(157.5)	—	—	157.5	—
Interest expense-net	19.0	0.3	1.0	—	20.3
Income from continuing operations before income taxes	159.2	18.9	14.2	(157.5)	34.8
Provision for income taxes	0.1	7.9	1.8	—	9.8
Income from continuing operations	159.1	11.0	12.4	(157.5)	25.0
Income from discontinued operations, net of income tax provision	—	134.1	—	—	134.1
Net income	$159.1	$145.1	$12.4	$(157.5)	$159.1

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2009

	Neenah Paper, Inc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$248.2	$112.4	$213.3	$—	$573.9
Cost of products sold	186.2	92.6	193.5	—	472.3
Gross profit	62.0	19.8	19.8	—	101.6
Selling, general and administrative expenses	45.4	10.0	13.7	—	69.1
Restructuring costs	(0.4)	17.1	0.4	—	17.1
Other (income) expense - net	0.1	0.9	(2.0)	—	(1.0)
Operating income (loss)	16.9	(8.2)	7.7	—	16.4
Equity in earnings of subsidiaries	(2.5)	—	—	2.5	—
Interest expense-net	21.4	0.8	1.0	—	23.2
Income (loss) from continuing operations before income taxes	(2.0)	(9.0)	6.7	(2.5)	(6.8)
Benefit for income taxes	(0.8)	(4.0)	(0.2)	—	(5.0)
Income (loss) from continuing operations	(1.2)	(5.0)	6.9	(2.5)	(1.8)
Income from discontinued operations, net of income tax provision	—	0.6	—	—	0.6
Net income (loss)	$(1.2)	$(4.4)	$6.9	$(2.5)	$(1.2)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2008

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$284.2	$183.1	$265.0	$—	$732.3
Cost of products sold	228.3	160.5	242.0	—	630.8
Gross profit	55.9	22.6	23.0	—	101.5
Selling, general and administrative expenses	47.6	12.3	15.3	—	75.2
Goodwill and other intangible asset impairment charge	—	—	54.5	—	54.5
Other (income) expense - net	0.6	(10.9)	(1.0)	—	(11.3)
Operating income (loss)	7.7	21.2	(45.8)	—	(16.9)
Equity in losses of subsidiaries	146.3	—	—	(146.3)	—
Interest expense-net	21.6	1.9	1.5	—	25.0
Income (loss) from continuing operations before income taxes	(160.2)	19.3	(47.3)	146.3	(41.9)
Provision (benefit) for income taxes	(3.2)	9.7	(2.6)	—	3.9
Income (loss) from continuing operations	(157.0)	9.6	(44.7)	146.3	(45.8)
Loss from discontinued operations, net of income tax benefit	—	(111.2)	—	—	(111.2)
Net income (loss)	$(157.0)	$(101.6)	$(44.7)	$146.3	$(157.0)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2010

	Neenah Paper, Inc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$45.0	$2.4	$0.9	$—	$48.3
Accounts receivable, net	24.2	16.5	30.0	—	70.7
Inventories	33.7	9.0	26.7	—	69.4
Deferred income taxes	17.1	2.4	—	—	19.5
Intercompany amounts receivable	17.3	47.5	—	(64.8)	—
Prepaid and other current assets	5.1	1.8	7.2	—	14.1
Total current assets	142.4	79.6	64.8	(64.8)	222.0
Property, plant and equipment at cost	266.0	101.5	201.0	—	568.5
Less accumulated depreciation	189.5	66.3	50.8	—	306.6
Property, plant and equipment — net	76.5	35.2	150.2	—	261.9
Investments in subsidiaries	237.1	—	—	(237.1)	—
Deferred Income Taxes	39.3	3.8	—	—	43.1
Goodwill	—	—	41.5	—	41.5
Intangible assets, net	2.8	—	21.2	—	24.0
Other Assets	8.4	0.1	5.7	—	14.2
TOTAL ASSETS	$506.5	$118.7	$283.4	$(301.9)	$606.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$—	$—	$13.6	$—	$13.6
Accounts payable	14.5	5.2	10.7	—	30.4
Intercompany amounts payable	47.5	17.3	—	(64.8)	—
Accrued expenses	27.5	7.7	12.9	—	48.1
Total current liabilities	89.5	30.2	37.2	(64.8)	92.1
Long-term Debt	223.0	—	8.3	—	231.3
Deferred Income Taxes	—	—	19.4	—	19.4
Noncurrent Employee Benefits and Other Obligations	34.8	34.2	35.7	—	104.7
TOTAL LIABILITIES	347.3	64.4	100.6	(64.8)	447.5
STOCKHOLDERS’ EQUITY	159.2	54.3	182.8	(237.1)	159.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$506.5	$118.7	$283.4	$(301.9)	$606.7

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2009

	Neenah Paper, Inc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$2.1	$2.0	$1.5	$—	$5.6
Accounts receivable - net	23.8	16.1	27.8	—	67.7
Inventories	38.1	8.9	23.7	—	70.7
Income taxes receivable	0.3	0.5	—	—	0.8
Deferred income taxes	4.7	57.0	—	—	61.7
Intercompany amounts receivable	68.7	49.4	—	(118.1)	—
Prepaid and other current assets	5.2	1.7	6.8	—	13.7
Assets held for sale	—	10.0	—	—	10.0
Total current assets	142.9	145.6	59.8	(118.1)	230.2
Property, plant and equipment at cost	262.2	99.5	207.9	—	569.6
Less accumulated depreciation	180.3	62.9	42.0	—	285.2
Property, plant and equipment — net	81.9	36.6	165.9	—	284.4
Investments in subsidiaries	281.1	—	—	(281.1)	—
Deferred Income Taxes	10.2	26.3	—	—	36.5
Goodwill	—	—	44.9	—	44.9
Intangible assets	2.9	—	24.6	—	27.5
Other Assets	6.5	0.1	6.5	—	13.1
TOTAL ASSETS	$525.5	$208.6	$301.7	$(399.2)	$636.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$40.9	$—	$14.7	$—	$55.6
Accounts payable	14.3	4.5	8.4	—	27.2
Intercompany amounts payable	49.4	68.7	—	(118.1)	—
Accrued expenses	23.6	14.8	10.2	—	48.6
Total current liabilities	128.2	88.0	33.3	(118.1)	131.4
Long-term Debt	252.9	—	10.7	—	263.6
Deferred Income Taxes	—	—	23.7	—	23.7
Noncurrent Employee Benefits and Other Obligations	34.8	38.7	34.8	—	108.3
TOTAL LIABILITIES	415.9	126.7	102.5	(118.1)	527.0
STOCKHOLDERS’ EQUITY	109.6	81.9	199.2	(281.1)	109.6
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$525.5	$208.6	$301.7	$(399.2)	$636.6

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2010

	Neenah Paper, Inc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income	$159.1	$145.1	$12.4	$(157.5)	$159.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13.1	4.4	13.8	—	31.3
Stock-based compensation	4.8	—	0.1	—	4.9
Deferred income tax provision (benefit)	2.2	36.5	(1.7)	—	37.0
Gain on sale of the Woodlands	—	(74.1)	—	—	(74.1)
Reclassification of cumulative translation adjustments related to investments in Canada	—	(87.9)	—	—	(87.9)
Gain on sale of Ripon Mill	—	(3.4)	—	—	(3.4)
Gain on other asset dispositions	0.2	—	—	—	0.2
Net cash provided by (used in) changes in operating working capital	(0.3)	1.0	(4.6)	—	(3.9)
Equity in earnings of subsidiaries	(157.5)	—	—	157.5	—
Pension and other post-employment benefits	(0.9)	(6.9)	—	—	(7.8)
Other	0.8	(1.6)	(0.1)	—	(0.9)
NET CASH PROVIDED BY OPERATING ACTIVITIES	21.5	13.1	19.9	—	54.5
INVESTING ACTIVITIES
Capital expenditures	(6.7)	(2.6)	(8.1)	—	(17.4)
Net proceeds from sale of the Woodlands	—	78.0	—	—	78.0
Increase in investments	(3.5)	—	—	—	(3.5)
Proceeds from asset sales	8.7	—	—	—	8.7
Other	(0.3)	—	1.0	—	0.7
NET CASH USED IN INVESTING ACTIVITIES	(1.8)	75.4	(7.1)	—	66.5
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	0.1	—	—	—	0.1
Repayments of long-term debt	(69.9)	—	(1.6)	—	(71.5)
Short-term borrowings	—	—	13.3	—	13.3
Repayments of short-term borrowings	(1.0)	—	(13.8)	—	(14.8)
Cash dividends paid	(5.9)	—	—	—	(5.9)
Proceeds from exercise of stock options	0.7	—	—	—	0.7
Other	(0.2)	—	—	—	(0.2)
Intercompany transfers - net	99.4	(88.1)	(11.3)	—	—
NET CASH USED IN FINANCING ACTIVITIES	23.2	(88.1)	(13.4)	—	(78.3)
NET INCREASE IN CASH AND CASH EQUIVALENTS	42.9	0.4	(0.6)	—	42.7
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2.1	2.0	1.5	—	5.6
CASH AND CASH EQUIVALENTS, END OF YEAR	$45.0	$2.4	$0.9	$—	$48.3

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2009

	Neenah Paper, Inc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income (loss)	$(1.2)	$(4.4)	$6.9	$(2.5)	$(1.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	15.2	4.6	14.7	—	34.5
Stock-based compensation	4.7	—	—	—	4.7
Deferred income tax benefit	(2.8)	(4.4)	(2.2)	—	(9.4)
Ripon Mill non-cash charges	—	6.3	—	—	6.3
(Gain) loss on other asset dispositions	0.2	—	—	—	0.2
Net cash provided by changes in operating working capital	19.9	4.7	2.8	—	27.4
Equity in earnings of subsidiaries	(2.5)	—	—	2.5	—
Pension and other post-employment benefits	4.5	(2.9)	0.8	—	2.4
Other	(0.9)	1.0	(0.1)	—	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	37.1	4.9	22.9	—	64.9
INVESTING ACTIVITIES
Capital expenditures	(3.4)	(1.4)	(3.6)	—	(8.4)
Proceeds from asset sales	—	0.8	—	—	0.8
Other	0.8	(0.3)	(1.2)	—	(0.7)
NET CASH USED IN INVESTING ACTIVITIES	(2.6)	(0.9)	(4.8)	—	(8.3)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	42.6	—	—	—	42.6
Repayments of long-term debt	(85.8)	—	(1.8)	—	(87.6)
Short-term borrowings	0.9	—	11.3	—	12.2
Repayments of short-term borrowings	—	—	(15.4)	—	(15.4)
Cash dividends paid	(5.9)	—	—	—	(5.9)
Other	(0.1)	—	—	—	(0.1)
Intercompany transfers - net	14.0	(3.1)	(10.9)	—	—
NET CASH USED IN FINANCING ACTIVITIES	(34.3)	(3.1)	(16.8)	—	(54.2)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(0.1)	—	(0.1)
NET INCREASE IN CASH AND CASH EQUIVALENTS	0.2	0.9	1.2	—	2.3
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1.9	1.1	0.3	—	3.3
CASH AND CASH EQUIVALENTS, END OF YEAR	$2.1	$2.0	$1.5	$—	$5.6

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2008

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income (loss)	$(157.0)	$(101.6)	$(44.7)	$146.3	$(157.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	15.4	7.4	15.8	—	38.6
Stock-based compensation	4.0	—	—	—	4.0
Deferred income tax provision (benefit)	3.1	(55.2)	(4.0)	—	(56.1)
Goodwill and other intangible asset impairment charge	—	—	54.5	—	54.5
Asset impairment loss	—	91.2	—	—	91.2
Loss on disposal - transfer of the Pictou Mill	—	29.4	—	—	29.4
Amortization of deferred revenue - transfer of the Pictou Mill	—	(2.8)	—	—	(2.8)
Loss on disposal - transfer of the Pictou Mill postretirement benefit plans	—	53.7	—	—	53.7
Gain on curtailment of postretirement benefit plan	—	(4.3)	—	—	(4.3)
(Gain) loss on other asset dispositions	0.4	(6.7)	—	—	(6.3)
Increase (decrease) in working capital	(21.3)	7.5	(8.8)	—	(22.6)
Equity in losses of subsidiaries	146.3	—	—	(146.3)	—
Pension and other postretirement benefits	(3.8)	(4.6)	0.8	—	(7.6)
Other	(0.4)	(1.1)	(0.1)	—	(1.6)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(13.3)	12.9	13.5	—	13.1
INVESTING ACTIVITIES
Capital expenditures	(11.2)	(7.4)	(11.4)	—	(30.0)
Payments in conjunction with transfer of the Pictou Mill	—	(13.6)	—	—	(13.6)
Proceeds from asset sales	—	13.8	—	—	13.8
Other	(1.3)	0.8	(0.1)	—	(0.6)
NET CASH USED IN INVESTING ACTIVITIES	(12.5)	(6.4)	(11.5)	—	(30.4)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	53.7	—	—	—	53.7
Repayments of long-term debt	(34.6)	—	—	—	(34.6)
Short-term borrowings	—	—	18.7	—	18.7
Repayments of short-term debt	—	—	(3.3)	—	(3.3)
Cash dividends paid	(6.0)	—	—	—	(6.0)
Share purchases	(9.4)	—	—	—	(9.4)
Other	(0.3)	(0.6)	—	—	(0.9)
Intercompany transfers - net	25.2	(7.6)	(17.6)	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	28.6	(8.2)	(2.2)	—	18.2
NET CHANGE IN CASH AND CASH EQUIVALENTS	2.8	(1.7)	(0.2)	—	0.9
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	(0.9)	2.8	0.5	—	2.4
CASH AND CASH EQUIVALENTS, END OF YEAR	$1.9	$1.1	$0.3	$—	$3.3

Note 17. Unaudited Quarterly Data

	2010 Quarters
	First	Second	Third	Fourth (a)	Year (a)
Net Sales	$167.3	$168.6	$161.5	$160.3	$657.7
Gross Profit	32.3	32.2	27.8	27.7	120.0
Operating Income (Loss)	16.4	13.7	11.7	13.3	55.1
Income (Loss) From Continuing Operations	7.3	6.3	4.7	6.7	25.0
Earnings (Loss) Per Common Share From Continuing Operations:
Basic	$0.50	$0.43	$0.32	$0.45	$1.69
Diluted	$0.48	$0.41	$0.30	$0.43	$1.61

	2009 Quarters
	First	Second (b)	Third	Fourth	Year (b)
Net Sales	$134.1	$135.2	$150.1	$154.5	$573.9
Gross Profit	20.5	24.2	28.3	28.6	101.6
Operating Income (Loss)	4.9	(10.5)	10.7	11.3	16.4
Income (Loss) From Continuing Operations	(0.7)	(8.6)	3.4	4.1	(1.8)
Earnings (Loss) Per Common Share From Continuing Operations:
Basic	$(0.05)	$(0.58)	$0.23	$0.28	$(0.12)
Diluted	$(0.05)	$(0.58)	$0.23	$0.28	$(0.12)

(a)          Includes a gain of $3.3 million on disposal of the Ripon Mill.

(b)         Includes costs related to the closure of the Ripon Mill of $17.1 million.

SCHEDULE II

NEENAH PAPER, INC. AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(Dollars in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-offs and Reclassifications	Balance at End of Period
December 31, 2010
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$1.2	$1.2	$—	$(1.0)	$1.4
Allowance for sales discounts	0.7	(0.2)	—	—	0.5
Valuation allowance - deferred income taxes	1.5	0.2	—	—	1.7
December 31, 2009
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$1.1	$0.3	$—	$(0.2)	$1.2
Allowance for sales discounts	0.6	0.1	—	—	0.7
Valuation allowance - deferred income taxes	—	1.5	—	—	1.5
December 31, 2008
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$1.1	$0.4	$(0.1)	$(0.3)	$1.1
Allowance for sales discounts	1.0	(0.5)	0.1	—	0.6