Form 10-Q
period 2011-03-31
Neenah Paper Inc
filed 2011-05-10
CIK 1296435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 29, 2011, there were approximately 14,920,000 shares of the Company’s common stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net sales	$172.7	$167.3
Cost of products sold	139.5	135.0
Gross profit	33.2	32.3
Selling, general and administrative expenses	17.0	16.3
Loss on retirement of bonds	2.4	—
Other income - net	(1.0)	(0.4)
Operating income	14.8	16.4
Interest expense - net	4.5	5.7
Income from continuing operations before income taxes	10.3	10.7
Provision for income taxes	3.3	3.4
Income from continuing operations	7.0	7.3
Income (loss) from discontinued operations, net of income taxes (Note 4)	(0.1)	134.6
Net income	$6.9	$141.9

Earnings Per Common Share
Basic
Continuing operations	$0.47	$0.50
Discontinued operations	(0.01)	9.12
	$0.46	$9.62
Diluted
Continuing operations	$0.45	$0.48
Discontinued operations	(0.01)	8.81
	$0.44	$9.29

Weighted Average Common Shares Outstanding (in thousands)
Basic	14,854	14,692
Diluted	15,537	15,204
Cash Dividends Declared Per Share of Common Stock	$0.11	$0.10

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$5.6	$48.3
Marketable securities	5.0	—
Accounts receivable (less allowances of $2.1 million and $1.9 million)	87.2	70.7
Inventories	79.4	69.4
Deferred income taxes	22.1	19.5
Prepaid and other current assets	12.6	14.1
Total Current Assets	211.9	222.0
Property, Plant and Equipment, at cost	586.5	568.5
Less accumulated depreciation	315.7	306.6
Property, plant and equipment—net	270.8	261.9
Deferred Income Taxes	38.1	43.1
Goodwill	44.2	41.5
Intangible Assets—net	24.9	24.0
Other Assets	10.3	14.2
TOTAL ASSETS	$600.2	$606.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$20.7	$13.6
Accounts payable	37.2	30.4
Accrued expenses	54.0	48.1
Total Current Liabilities	111.9	92.1
Long-term Debt	194.6	231.3
Deferred Income Taxes	19.5	19.4
Noncurrent Employee Benefits	94.7	102.7
Other Noncurrent Obligations	1.9	2.0
TOTAL LIABILITIES	422.6	447.5
Contingencies and Legal Matters (Note 10)
TOTAL STOCKHOLDERS' EQUITY	177.6	159.2
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$600.2	$606.7

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net income	$6.9	$141.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7.7	8.0
Stock-based compensation	1.0	1.2
Deferred income tax provision	1.4	30.8
Loss on retirement of bonds	2.4	—
Gain on sale of the Woodlands (Note 4)	—	(74.1)
Reclassification of cumulative translation adjustments related to investments in Canada (Note 3 and Note 4)	—	(87.9)
Increase in working capital	(14.6)	(2.3)
Pension and other postretirement benefits	(2.6)	(3.2)
Other	(0.8)	(0.1)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1.4	14.3
INVESTING ACTIVITIES
Capital expenditures	(8.2)	(2.3)
Net proceeds from sale of the Woodlands	—	78.0
Purchase of marketable securities	(1.4)	—
Increase in restricted cash	—	(9.5)
Other	0.1	1.0
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(9.5)	67.2
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	27.8	—
Debt issuance costs	(0.3)	—
Repayments of long-term debt	(66.6)	(67.8)
Short-term borrowings	6.1	1.1
Repayments of short-term debt	—	(4.4)
Proceeds from exercise of stock options	0.2	—
Cash dividends paid	(1.7)	(1.4)
Other	(0.2)	(0.2)
NET CASH USED IN FINANCING ACTIVITIES	(34.7)	(72.7)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	0.1	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(42.7)	8.8
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	48.3	5.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5.6	$14.4

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest expense capitalized	$1.8	$0.9
Cash paid during period for income taxes	$0.4	$0.3
Non-cash investing activities:
Liability for equipment acquired	$0.9	$0.5

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

The technical products business is an international producer of transportation and other filter media; durable, saturated and coated substrates for a variety of end uses and nonwoven wall coverings. The fine paper business is a producer of premium writing, text, cover and specialty papers used in a variety of high-end commercial print applications, including marketing materials, corporate identity packages, personal stationery, labels and high-end packaging.

In March 2010, the Company’s wholly owned subsidiary, Neenah Paper Company of Canada (“Neenah Canada”) sold approximately 475,000 acres of woodland assets in Nova Scotia (the “Woodlands”) to Northern Timber Nova Scotia Corporation, an affiliate of Northern Pulp Nova Scotia Corporation (collectively, “Northern Pulp”). The sale resulted in the substantially complete liquidation of the Company’s investment in Neenah Canada.  In accordance with Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Matters (“ASC Topic 830”), cumulative currency translation adjustments attributable to the Company’s Canadian subsidiaries were reclassified into earnings and recognized as part of the gain on sale. See Note 4, “Discontinued Operations.”

For the three months ended March 31, 2011 and 2010, discontinued operations reported on the condensed consolidated statements of operations include the gain on sale of the Woodlands, the reclassification of cumulative currency translation adjustments attributable to the Company’s Canadian subsidiaries into earnings and certain retained costs related to our former Canadian operations.  See Note 4, “Discontinued Operations.”

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K.  The Company’s investments in marketable securities are accounted for as “available-for-sale securities” in accordance with ASC Topic 320, Investments—Debt and Equity Securities (“ASC Topic 320”). Pursuant to ASC Topic 320, marketable securities are reported at fair value on the condensed consolidated balance sheet and unrealized holding gains and losses are reported in other comprehensive income until realized upon sale. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

The condensed consolidated financial statements of Neenah and its subsidiaries included herein are unaudited, except for the December 31, 2010 condensed consolidated balance sheet, which was derived from audited financial statements.  The condensed consolidated financial statements include the financial statements of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements.

Earnings (Loss) per Share (“EPS”)

The Company computes basic earnings per share (“EPS”) in accordance with ASC Topic 260, Earnings Per Share (“ASC Topic 260”).   In accordance with ASC Topic 260, share-based awards with non-forfeitable dividends are classified as participating securities. In calculating basic earnings per share, this method requires net income to be reduced by the amount of dividends declared in the current period for each participating security and by the contractual amount of dividends or other participation payments that are paid or accumulated for the current period. Undistributed earnings for the period are allocated to participating securities based on the contractual participation rights of the security to share in those current earnings assuming all earnings for the period are distributed. Holders of restricted stock, restricted stock units (“RSUs”) and target performance unit awards (“Performance Units”) have contractual participation rights that are equivalent to those of common stockholders. Therefore, the Company allocates undistributed earnings to restricted stock, RSUs and common stockholders based on their respective average ownership percentages for the period.

ASC Topic 260 also requires companies with participating securities to calculate diluted earnings per share using the “Two-Class” method. The “Two-Class” method requires the denominator to include the weighted average basic shares outstanding along with the additional share equivalents from the assumed conversion of stock options calculated using the “Treasury Stock” method, subject to the anti-dilution provisions of ASC Topic 260.

Diluted EPS was calculated to give effect to all potentially dilutive common shares using the “Treasury Stock” method. Outstanding stock options, stock appreciation rights (“SARS”), RSUs and Performance Units represent the only potentially dilutive non-participating security effects on the Company’s weighted-average shares.  For the three months ended March 31, 2011 and 2010 approximately 1,375,000 and 1,620,000 potentially dilutive stock-based compensation awards, respectively, were excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s common stock for the period the options were outstanding.

The following table presents the computation of basic and diluted EPS (dollars in millions except per share amounts, shares in thousands):

	Three Months Ended March 31,
	2011	2010
Income from continuing operations	$7.0	$7.3
Distributed and undistributed amounts allocated to participating securities	(0.1)	—
Income from continuing operations available to common stockholders	6.9	7.3
Income (loss) from discontinued operations, net of income taxes	(0.1)	134.6
Undistributed amounts allocated to participating securities	—	(0.6)
Net income available to common stockholders	$6.8	$141.3

Weighted-average basic shares outstanding	14,854	14,692
Add: Assumed incremental shares under stock compensation plans	683	512
Weighted-average diluted shares	15,537	15,204

Earnings Per Common Share
Basic
Continuing operations	$0.47	$0.50
Discontinued operations	(0.01)	9.12
	$0.46	$9.62
Diluted
Continuing operations	$0.45	$0.48
Discontinued operations	(0.01)	8.81
	$0.44	$9.29

Note 2.  Accounting Standard Changes

As of March 31, 2011, no amendments to the ASC had been issued that will have or are reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 3.  Comprehensive Income (Loss)

Comprehensive income (loss) includes, in addition to net income (loss), gains and losses recorded directly into stockholders’ equity on the condensed consolidated balance sheet. These gains and losses are referred to as other comprehensive income items. Accumulated other comprehensive income (loss) consists of foreign currency translation gains and (losses), deferred gains and (losses) on “available-for-sale” securities and adjustments related to pensions and other post-retirement benefits. The Company does not provide income taxes for foreign currency translation adjustments related to indefinite investments in foreign subsidiaries. The sale of the Woodlands resulted in the substantially complete liquidation of the Company’s investment in Neenah Canada. In accordance with ASC Topic 830, for the three months ended March 31, 2010, $87.9 million of cumulative currency translation adjustments attributable to the Company’s Canadian subsidiaries were reclassified into earnings and recognized as part of the gain on sale of the Woodlands.  As of March 31, 2011 and December 31, 2010, accumulated other comprehensive losses were $5.4 million and $17.5 million, respectively.

The following table presents the components of comprehensive income (loss):

	Three Months Ended March 31,
	2011	2010
Net income	$6.9	$141.9
Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss)	11.7	(12.6)
Reclassification of cumulative translation adjustments related to investments in Canada	—	(87.9)
Adjustments to pension and other post-employment benefit liabilities, net of income taxes	0.4	0.3
Total other comprehensive income (loss)	12.1	(100.2)
Comprehensive income	$19.0	$41.7

Note 4.  Discontinued Operations

In March 2010, Neenah Canada sold the Woodlands to Northern Pulp, for C$82.5 million ($78.6 million). The sale resulted in a pre-tax gain, net of fees and other transaction costs, of $74.1 million. The sale resulted in the substantially complete liquidation of the Company’s investment in Neenah Canada.  In accordance with ASC Topic 830, $87.9 million of cumulative currency translation adjustments attributable to the Company’s Canadian subsidiaries were reclassified into earnings and recognized as part of the gain on sale of the Woodlands. The sale of the Woodlands represented the cessation of the Company’s operating activities in Canada; however, the Company will have certain continuing post-employment benefit obligations related to its Canadian operations.

In June 2008, Neenah Canada sold the Pictou Mill to Northern Pulp. In conjunction with the sale of the Pictou Mill, the Company entered into a stumpage agreement (the “Stumpage Agreement”) which allowed Northern Pulp to harvest an average of approximately 400,000 metric tons of softwood timber annually from the Woodlands.  The Stumpage Agreement was terminated in March 2010 in conjunction with the sale of the Woodlands.  For the three months ended March 31, 2010, the Company recognized revenue of approximately $1.4 million related to timber sales pursuant to the Stumpage Agreement.

The following table summarizes the results of discontinued operations:

	Three Months Ended March 31,
	2011	2010
Net sales (a)	$—	$1.4

Income (loss) from operations before income taxes	$(0.1)	$1.4
Gain on disposal of the Woodlands	—	74.1
Reclassification of cumulative translation adjustments related to investments in Canada	—	87.9
Gain on disposal	—	162.0
Income (loss) before income taxes	(0.1)	163.4
Provision for income taxes	—	(28.8)
Income (loss) from discontinued operations, net of income taxes	$(0.1)	$134.6

(a)          Represent timber sales pursuant to the Stumpage Agreement.

Note 5.  Supplemental Balance Sheet Data

The following presents inventories by major class:

	March 31, 2011	December 31, 2010
Inventories by major class:
Raw materials	$21.4	$18.5
Work in progress	14.7	13.3
Finished goods	54.4	48.2
Supplies and other	1.7	1.7
	92.2	81.7
Adjust FIFO inventories to LIFO cost	(12.8)	(12.3)
Total	$79.4	$69.4

The FIFO values of total inventories valued on the LIFO method were $63.7 million and $57.0 million at March 31, 2011 and December 31, 2010, respectively.

Note 6.  Debt

Long-term debt consisted of the following:

	March 31, 2011	December 31, 2010
Senior Notes (7.375% fixed rate) due November 2014	$158.0	$223.0
Revolving bank credit facility (variable rates) due November 2015	27.8	—
Neenah Germany project financing (3.8% fixed rate) due in 16 equal semi-annual installments beginning June 2009	10.6	10.0
Neenah Germany revolving lines of credit (variable rates)	18.9	11.9
Total debt	215.3	244.9
Less: Debt payable within one year	20.7	13.6
Long-term debt	$194.6	$231.3

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

On March 10, 2011, the Company completed an early redemption of $65 million in aggregate principal amount of the Senior Notes (the “Early Redemption”).   As of the Early Redemption date, the call premium on the Senior Notes was 2.458 percent.  The Early Redemption was financed with approximately $34 million of cash on hand, with the remainder provided by borrowings under the Company’s revolving credit facility.  The Company recognized a pre-tax loss of approximately $2.4 million in connection with the Early Redemption, including the write-off of related unamortized debt issuance costs.  The loss is recorded in Other income — net on the condensed consolidated statement of operations.  As of March 31, 2011, $158 million in Senior Notes are outstanding.

Amended and Restated Secured Revolving Credit Facility

On March 31, 2011, the Company entered into the first amendment to its amended and restated credit agreement, dated as of November 5, 2009 (as amended, the “Credit Agreement”).  As of March 31, 2011, the Credit Agreement consists of a $95 million senior, secured revolving credit facility (the “Revolver”).  The Company’s ability to borrow under the Revolver is limited to the lowest of (a) $95 million; (b) the Company’s borrowing base (as determined in accordance with the Credit Agreement) and (c) the applicable cap on the amount of “credit facilities” under the indenture for the Senior Notes.  In addition, under certain conditions, the Company has the ability to increase the size of the Revolver by up to $55 million. The total commitment under the Credit Agreement cannot exceed $150 million. The Credit Agreement will terminate on November 30, 2015 or on August 31, 2014 if the Senior Notes have not been repurchased, defeased, refinanced or extended as of such date. The Credit Agreement is secured by substantially all of the assets of the Company and the subsidiary borrowers and is guaranteed by Neenah Canada.  Neenah Canada’s guaranty is secured by substantially all of that subsidiary’s assets.

The Revolver bears interest at either (1) a prime rate-based index plus a percentage ranging from 0.75% to 1.00%, or (2) LIBOR plus a percentage ranging from 2.25% to 2.50%, depending upon the amount of availability under the Revolver.  The Company is also required to pay a monthly facility fee on the unused amount of the Revolver commitment at a per annum rate ranging between 0.375% and 0.50%, depending upon usage under the Revolver.

As of March 31, 2011, the weighted-average interest rate on outstanding Revolver borrowings was 2.9 percent per annum. Interest on amounts borrowed under the Revolver is paid monthly. Amounts outstanding under the Revolver may be repaid, in whole or in part, at any time without premium or penalty except for specified make-whole payments on LIBOR-based loans.  All principal amounts outstanding under the Revolver are due and payable on the date of termination of the Credit Agreement. Borrowing availability under the Revolver varies over time depending on the value of the Company’s inventory, receivables and various capital assets.  Borrowing availability under the Revolver is reduced by outstanding letters of credit and reserves for certain other items as defined in the Credit Agreement. As of March 31, 2011, the Company had $27.8 million of Revolver borrowings outstanding, approximately $0.9 million of letters of credit and other items outstanding which reduced availability and $51.6 million of borrowing availability under the Revolver.

The Credit Agreement contains events of default customary for financings of this type, including failure to pay principal or interest, materially false representations or warranties, failure to observe covenants and other terms of the Credit Agreement, cross-defaults to certain other indebtedness, bankruptcy, insolvency, various ERISA violations, the incurrence of material judgments and changes in control.

The Credit Agreement contains covenants with which the Company must comply during the term of the agreement.  Among other things, such covenants restrict the Company’s ability to incur certain additional debt, make specified restricted payments and capital expenditures, authorize or issue capital stock, enter into transactions with affiliates, consolidate or merge with or acquire another business, sell certain of its assets, or dissolve or wind up.  In addition, the terms of the Credit Agreement require the Company to achieve and maintain compliance with a fixed charge coverage ratio if availability under the Credit Agreement is less than $20 million. At March 31, 2011, the Company was in compliance with all covenants.

The Company’s ability to pay cash dividends on its common stock is limited under the terms of both the Credit Agreement and the Senior Notes. At March 31, 2011, under the most restrictive terms of these agreements, the Company’s ability to pay cash dividends on its common stock is limited to a total of $8 million in a 12-month period.

Other Debt

In December 2006, Neenah Germany entered into a 10-year agreement with HypoVereinsbank and IKB Deutsche Industriebank AG to provide €10.0 million of project financing for the construction of a saturator (the “German Loan Agreement”). As of March 31, 2011, €7.5 million ($10.6 million, based on exchange rates at March 31, 2011) was outstanding under the German Loan Agreement.

Neenah Germany has a revolving line of credit with HypoVereinsbank (the “HypoVereinsbank Line of Credit”) that provides for borrowings of up to €15 million for general corporate purposes. The German Line of Credit is secured by the domestic accounts receivable of Neenah Germany. As of March 31, 2011 and December 31, 2010, the weighted-average interest rate on outstanding HypoVereinsbank Line of Credit borrowings was 4.0 percent per annum and 3.8 percent per annum, respectively. As of March 31, 2011, €11.0 million ($15.4 million, based on exchange rates at March 31, 2011) was outstanding under the Line of Credit and €4.0 million ($5.7 million, based on exchanges rates at March 31, 2011) of credit was available.

In January 2011, Neenah Germany entered into an agreement with Commerzbank AG (“Commerzbank”) to provide up to €3.0 of unsecured revolving credit borrowings for general corporate purposes (the “Commerzbank Line of Credit”).  The Commerzbank Line of Credit may be terminated by either the Company or Commerzbank upon giving proper notice.  Commerzbank Line of Credit borrowings are denominated in Euros.  As of March 31, 2011, the weighted average interest rate on Commerzbank Line of Credit borrowings is 3.0 percent per annum.  The interest rate on Commerzbank Line of Credit borrowings cannot exceed five percent per annum and is payable monthly.  Principal may be repaid at any time without penalty. As of March 31, 2011, €2.4 million ($3.5 million, based on exchange rates at March 31, 2011) was outstanding under the Line of Credit and €0.6 million ($0.8 million, based on exchanges rates at March 31, 2011) of credit was available.

Neenah Germany’s ability to pay dividends or transfer funds to the Company is limited under the terms of the both the HypoVereinsbank and Commerzbank lines of credit, to not exceed certain limits defined in the agreements without lenders approval or repayment of the amount outstanding under the lines, which was $ €13.4 million ($18.9 million, based on exchange rates at March 31, 2011) at March 31, 2011.  In addition, the terms of the HypoVereinsbank Line of Credit require Neenah Germany to maintain a ratio of stockholder’s equity to total assets equal to or greater than 45 percent.  The Company was in compliance with all provisions of the HypoVereinsbank Line of Credit as of March 31, 2011.

Note 7.  Pension and Other Postretirement Benefits

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

The following table presents the components of net periodic benefit cost:

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended March 31,
	2011	2010	2011	2010
Service cost	$1.0	$1.1	$0.4	$0.4
Interest cost	3.6	3.5	0.6	0.6
Expected return on plan assets (a)	(3.8)	(3.4)	—	—
Recognized net actuarial loss	0.4	0.3	0.1	—
Amortization of unrecognized transition liability	—	—	0.1	—
Amortization of prior service cost	0.1	—	—	0.1
Net periodic benefit cost	$1.3	$1.5	$1.2	$1.1

(a)          The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

The Company expects to make aggregate contributions to qualified and non-qualified defined benefit pension trusts and pay pension benefits for unfunded pension plans of approximately $19 million (based on exchange rates at March 31, 2011) in calendar 2011.  For the three months March 31, 2011, the Company made approximately $6.0 million of such payments.

Note 8.  Stock Compensation Plan

The Company reserved 3,500,000 shares of $0.01 par value common stock (“Common Stock”) for issuance under the 2004 Omnibus Stock and Incentive Plan (the “Omnibus Plan”).  As of March 31, 2011, approximately 1,160,000 shares of Common Stock were reserved for future issuance under the Omnibus Plan. As of March 31, 2011, the number of shares available for future issuance was not reduced by outstanding SARs because the closing market price for the Company’s common stock was less than the exercise price of all outstanding SARs. The Company accounts for stock-based compensation pursuant to the fair value recognition provisions of ASC Topic 718, Compensation—Stock Compensation (“ASC Topic 718”).

Valuation and Expense Information

Substantially all stock-based compensation expense is recorded in selling, general and administrative expenses on the condensed consolidated statements of operations.  The following table summarizes stock-based compensation expense and related income tax benefits.

	Three Months Ended March 31,
	2011	2010
Stock-based compensation expense	$1.0	$1.2
Income tax benefit	(0.4)	(0.5)
Stock-based compensation, net of income tax benefit	$0.6	$0.7

The following table summarizes total compensation costs related to the Company’s equity awards and amounts recognized in the three months ended March 31, 2011.

	Stock Options	Restricted Stock
Unrecognized compensation cost — December 31, 2010	$1.0	$2.4
Grant date fair value of current year grants	1.1	1.6
Compensation expense recognized	(0.6)	(0.4)
Unrecognized compensation cost — March 31, 2011	$1.5	$3.6

Expected amortization period (in years)	2.1	2.1

Stock Options

For the three months ended March 31, 2011, the Company awarded nonqualified stock options to Long-Term Incentive Plan (the “LTIP”) participants to purchase approximately 137,600 shares of common stock (subject to forfeiture due to termination of employment and other conditions). For the three months ended March 31, 2011, the weighted-average exercise price of such nonqualified stock option awards was $19.25 per share. The weighted-average grant date fair value for stock options granted during the three months ended March 31, 2011 was $8.17 per share and was estimated using the Black-Scholes option valuation model with the following assumptions:

Three Months Ended March 31, 2011
Expected life in years	5.3
Risk free interest rate	2.4%
Volatility	55.7%
Dividend yield	2.3%

The expected volatility and the expected term were estimated by reference to the historical stock price performance of the Company and historical data for the Company’s stock option awards, respectively. The risk-free interest rate was based on the yield on U.S. Treasury bonds with a remaining term approximately equivalent to the expected term of the stock option award. Forfeitures were estimated at the date of grant.

For the three months ended March 31, 2011 and 2010, the aggregate pre-tax intrinsic value of stock options exercised was approximately $0.3 million and $30 thousand, respectively. For the three months ended March 31, 2011, the Company recognized excess tax benefits related to the exercise or vesting of stock-based awards of approximately $0.3 million. The aggregate intrinsic value of approximately 1,640,000 stock options that were exercisable at March 31, 2011 was $4.9 million. The aggregate intrinsic value of approximately 1,614,000 stock options that were exercisable at December 31, 2010 was $2.3 million.

The aggregate grant date fair value of approximately 225,000 stock options and SARs that vested during the three months ended March 31, 2011, was $0.9 million. As of March 31, 2011, certain participants met age and service requirements that allowed their stock options to qualify for accelerated vesting upon retirement. As of March 31, 2011, such LTIP participants held options to purchase 225,000 shares of common stock that would have been exercisable if they had retired as of such date. The aggregate grant date fair value of options subject to accelerated vesting was $1.0 million. Stock options subject to accelerated vesting for expense recognition become exercisable according to the contract terms of the stock -based awards.

As of March 31, 2011, the aggregate intrinsic value of 2,255,000 stock options and SARs that were vested or expected to vest was $10.6 million.  The weighted-average grant date fair value of such stock options was $8.42 per share. As of December 31, 2010, the weighted-average grant date fair value and aggregate intrinsic value of 2,320,000 stock options that were vested or expected to vest was $8.34 per share and $8.6 million, respectively.

As of March 31, 2011, the Company has approximately 635,000 unvested stock options with a weighted-average grant date fair value of $4.77 per share. As of December 31, 2010, approximately 725,000 unvested stock options were outstanding with a weighted-average grant date fair value of $3.88 per share.

Performance Units

During the three months ended March 31, 2011, the Company granted target awards of 113,800 Performance Units to LTIP participants. The measurement period for the Performance Units is January 1, 2011 through December 31, 2011. Common Stock equal to between 40 percent and 200 percent of the Performance Unit target will be awarded based on the Company’s return on invested capital, revenue growth for the Technical Products segment, the level of cash flow for the Fine Paper segment and total return to shareholders relative to a peer group of companies and the Russell 2000® Value small cap index. The weighted-average grant date fair value for the Performance Units was $18.77 per share. Compensation cost is recognized pro rata over the vesting period.

Note 9.  Goodwill and Other Intangible Assets

The following table presents changes in the carrying amount of goodwill for the three months ended March 31, 2011.  All such goodwill is reported in the Technical Products segment.

	Gross Amount	Cumulative Impairment Losses	Net
Balance at December 31, 2010	$91.4	$(49.9)	$41.5
Foreign currency translation	5.9	(3.2)	2.7

Balance at March 31, 2011	$97.3	$(53.1)	$44.2

The following table presents the gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization.

	March 31, 2011		December 31, 2010
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets
Customer based intangibles	$15.3	$(4.7)	$14.4	$(4.1)
Trade names and trademarks	5.9	(2.6)	6.1	(2.3)
Acquired technology	1.1	(0.5)	1.1	(0.5)
Total	22.3	(7.8)	21.6	(6.9)
Unamortizable intangible assets:
Trade names	10.4	—	9.3	—

Total	$32.7	$(7.8)	$30.9	$(6.9)

Note 10.  Contingencies and Legal Matters

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

US Tax Audit - Tax Years 2007 and 2008

In December 2010, the IRS issued a Revenue Agent’s Report for the 2007 and 2008 tax years. In January 2011, the Company submitted a protest to the Appeals Division of the IRS with respect to certain unresolved issues which involve a proposed IRS adjustment with respect to dual consolidated losses (“DCLs”) and the recapture of NOLs emanating from the Company’s former Canadian operations.  The Company’s protest asserts that the IRS examination team made several errors in its assessment of the DCL rules and, as such, the proposed adjustment is erroneous.  As of March 31, 2011, no amounts were reserved related to these issues.  Management intends to vigorously contest this proposed adjustment, however, the outcome is uncertain and, should the Company not prevail, the outcome could have a material adverse effect on the Company’s results of operations, cash flows and financial position.  Although it is reasonably possible that these matters could be resolved during the next 12 months, the timing is uncertain.

German Tax Audit - Tax Years 2005 to 2007

In November 2010, the Company received a tax examination report from the German tax authorities challenging certain interest expense deductions claimed on the Company’s tax returns for the years 2006 and 2007.  The Company is indemnified by FiberMark, Inc. for any tax liabilities arising from the operations of Neenah Germany prior to October 2006.  The Company believes that the finding in the report is improper and will be rejected on appeal.  As of March 31, 2011, no amounts were reserved related to these issues.  Management intends to vigorously contest the finding in the report, however, the outcome is uncertain and, should the Company not prevail, the outcome could have a material adverse effect on the Company’s results of operations, cash flows and financial position. Although it is reasonably possible that these matters could be resolved during the next 12 months, the timing is uncertain.

Indemnifications

Pursuant to a Distribution Agreement, an Employee Matters Agreement and a Tax Sharing Agreement, the Company has agreed to indemnify Kimberly-Clark Corporation for certain liabilities or risks related to the spin-off. Many of the potential indemnification liabilities under these agreements are unknown, remote or highly contingent. As of March 31, 2011, management believes the Company has no liability under such indemnification obligations.

Note 11.  Business Segment Information

The Company reports its operations in two segments: Technical Products and Fine Paper. The technical products business is an international producer of filtration media; durable, saturated and coated substrates for a variety of end uses; and nonwoven wall coverings. The fine paper business is a producer of premium writing, text, cover and specialty papers.  Each segment employs different technologies and marketing strategies.  Disclosure of segment information is on the same basis that management uses internally for evaluating segment performance and allocating resources.  Transactions between segments are executed at market prices and such transactions are eliminated in consolidation. The costs of shared services, and other administrative functions managed on a common basis, are allocated to the segments based on usage, where possible, or other factors based on the nature of the activity.  General corporate expenses that do not directly support the operations of the business segments are shown as Unallocated corporate costs.

The following table summarizes the net sales, operating income and total assets for each of the Company’s business segments.

	Three Months Ended March 31,
	2011	2010
Net sales
Technical Products	$105.4	$97.7
Fine Paper	67.3	69.6
Consolidated	$172.7	$167.3

	Three Months Ended March 31,
	2011	2010
Operating income
Technical Products	$10.5	$9.3
Fine Paper	10.5	9.5
Unallocated corporate costs	(6.2)	(2.4)
Consolidated	$14.8	$16.4

	March 31, 2011	December 31, 2010
Total Assets
Technical Products	$373.8	$337.9
Fine Paper	163.7	162.2
Corporate and other	62.7	106.6
Total	$600.2	$606.7

Note 12.  Condensed Consolidating Financial Information

Neenah Paper Company of Canada, Neenah Paper Michigan, Inc. and Neenah Paper Sales, Inc. (the “Guarantor Subsidiaries”) guarantee the Company’s Senior Notes. The Guarantor Subsidiaries are 100 percent owned by the Company and all guarantees are full and unconditional.  The following condensed consolidating financial information is presented in lieu of consolidated financial statements for the Guarantor Subsidiaries as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2011

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$67.1	$35.7	$69.9	$—	$172.7
Cost of products sold	50.5	28.5	60.5	—	139.5
Gross profit	16.6	7.2	9.4	—	33.2
Selling, general and administrative expenses	10.6	2.8	3.6	—	17.0
Loss on retirement of bonds	2.4	—	—	—	2.4
Other (income) expense - net	(0.2)	0.1	(0.9)	—	(1.0)
Operating income	3.8	4.3	6.7	—	14.8
Equity in earnings of subsidiaries	(8.7)	—	—	8.7	—
Interest expense-net	4.3	—	0.2	—	4.5
Income from continuing operations before income taxes	8.2	4.3	6.5	(8.7)	10.3
Provision for income taxes	1.3	1.6	0.4	—	3.3
Income from continuing operations	6.9	2.7	6.1	(8.7)	7.0
Loss from discontinued operations, net of income taxes	—	(0.1)	—	—	(0.1)
Net income	$6.9	$2.6	$6.1	$(8.7)	$6.9

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2010

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$68.3	$34.8	$64.2	$—	$167.3
Cost of products sold	52.1	27.9	55.0	—	135.0
Gross profit	16.2	6.9	9.2	—	32.3
Selling, general and administrative expenses	10.0	2.3	4.0	—	16.3
Other (income) expense - net	(0.4)	0.3	(0.3)	—	(0.4)
Operating income	6.6	4.3	5.5	—	16.4
Equity in earnings of subsidiaries	(141.9)	—	—	141.9	—
Interest expense-net	5.3	0.1	0.3	—	5.7
Income from continuing operations before income taxes	143.2	4.2	5.2	(141.9)	10.7
Provision for income taxes	1.3	1.8	0.3	—	3.4
Income from continuing operations	141.9	2.4	4.9	(141.9)	7.3
Income from discontinued operations, net of income taxes	—	134.6	—	—	134.6
Net income	$141.9	$137.0	$4.9	$(141.9)	$141.9

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2011

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$2.7	$1.8	$1.1	$—	$5.6
Marketable securities	5.0	—	—	—	5.0
Accounts receivable, net	24.2	20.9	42.1	—	87.2
Inventories	38.0	9.7	31.7	—	79.4
Deferred income taxes	19.5	2.5	0.1	—	22.1
Intercompany amounts receivable	17.1	46.3	0.5	(63.9)	—
Prepaid and other current assets	4.7	1.7	6.2	—	12.6
Total current assets	111.2	82.9	81.7	(63.9)	211.9
Property, plant and equipment, at cost	266.2	100.9	219.4	—	586.5
Less accumulated depreciation	192.0	66.4	57.3	—	315.7
Property, plant and equipment — net	74.2	34.5	162.1	—	270.8
Investments In Subsidiaries	257.6	—	—	(257.6)	—
Deferred Income Taxes	34.7	3.4	—	—	38.1
Goodwill	—	—	44.2	—	44.2
Intangible Assets—net	2.8	—	22.1	—	24.9
Other Assets	4.1	0.1	6.1	—	10.3
TOTAL ASSETS	$484.6	$120.9	$316.2	$(321.5)	$600.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$—	$—	$20.7	$—	$20.7
Accounts payable	15.2	5.6	16.4	—	37.2
Intercompany amounts payable	46.8	17.1	—	(63.9)	—
Accrued expenses	31.2	7.8	15.0	—	54.0
Total current liabilities	93.2	30.5	52.1	(63.9)	111.9
Long-term Debt	185.8	—	8.8	—	194.6
Deferred Income Taxes	—	—	19.5	—	19.5
Noncurrent Employee Benefits and Other	28.0	30.8	37.8	—	96.6
TOTAL LIABILITIES	307.0	61.3	118.2	(63.9)	422.6
STOCKHOLDERS’ EQUITY	177.6	59.6	198.0	(257.6)	177.6
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$484.6	$120.9	$316.2	$(321.5)	$600.2

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2010

	Neenah Paper, Inc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$45.0	$2.4	$0.9	$—	$48.3
Accounts receivable, net	24.2	16.5	30.0	—	70.7
Inventories	33.7	9.0	26.7	—	69.4
Deferred income taxes	17.1	2.4	—	—	19.5
Intercompany amounts receivable	17.3	47.5	—	(64.8)	—
Prepaid and other current assets	5.1	1.8	7.2	—	14.1
Total current assets	142.4	79.6	64.8	(64.8)	222.0
Property, plant and equipment at cost	266.0	101.5	201.0	—	568.5
Less accumulated depreciation	189.5	66.3	50.8	—	306.6
Property, plant and equipment — net	76.5	35.2	150.2	—	261.9
Investments in subsidiaries	237.1	—	—	(237.1)	—
Deferred Income Taxes	39.3	3.8	—	—	43.1
Goodwill	—	—	41.5	—	41.5
Intangible assets, net	2.8	—	21.2	—	24.0
Other Assets	8.4	0.1	5.7	—	14.2
TOTAL ASSETS	$506.5	$118.7	$283.4	$(301.9)	$606.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$—	$—	$13.6	$—	$13.6
Accounts payable	14.5	5.2	10.7	—	30.4
Intercompany amounts payable	47.5	17.3	—	(64.8)	—
Accrued expenses	27.5	7.7	12.9	—	48.1
Total current liabilities	89.5	30.2	37.2	(64.8)	92.1
Long-term Debt	223.0	—	8.3	—	231.3
Deferred Income Taxes	—	—	19.4	—	19.4
Noncurrent Employee Benefits and Other Obligations	34.8	34.2	35.7	—	104.7
TOTAL LIABILITIES	347.3	64.4	100.6	(64.8)	447.5
STOCKHOLDERS’ EQUITY	159.2	54.3	182.8	(237.1)	159.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$506.5	$118.7	$283.4	$(301.9)	$606.7

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2011

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income	$6.9	$2.6	$6.1	$(8.7)	$6.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3.1	1.0	3.6	—	7.7
Stock-based compensation	1.0	—	—	—	1.0
Deferred income tax provision (benefit)	1.3	1.4	(1.3)	—	1.4
Loss on retirement of bonds	2.4	—	—	—	2.4
Increase in working capital	(5.8)	(3.7)	(5.1)	—	(14.6)
Equity in earnings of subsidiaries	(8.7)	—	—	8.7	—
Pension and other postretirement benefits	(1.6)	(1.2)	0.2	—	(2.6)
Other	(0.4)	(0.3)	(0.1)	—	(0.8)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1.8)	(0.2)	3.4	—	1.4
INVESTING ACTIVITIES
Capital expenditures	(1.0)	(0.9)	(6.3)	—	(8.2)
Increase in marketable securities	(1.4)	—	—	—	(1.4)
Other	0.1	(0.1)	0.1	—	0.1
NET CASH USED IN INVESTING ACTIVITIES	(2.3)	(1.0)	(6.2)	—	(9.5)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	27.8	—	—	—	27.8
Debt issuance costs	(0.3)	—	—	—	(0.3)
Repayments of long-term debt	(66.6)	—	—	—	(66.6)
Short-term borrowings	—	—	6.1	—	6.1
Proceeds from exercise of stock options	0.2	—	—	—	0.2
Cash dividends paid	(1.7)	—	—	—	(1.7)
Intercompany transfers - net	2.6	0.6	(3.2)	—	—
Other	(0.2)	—	—	—	(0.2)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(38.2)	0.6	2.9	—	(34.7)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	0.1	—	0.1
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(42.3)	(0.6)	0.2	—	(42.7)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	45.0	2.4	0.9	—	48.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2.7	$1.8	$1.1	$—	$5.6

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2010

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income	$141.9	$137.0	$4.9	$(141.9)	$141.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3.4	1.0	3.6	—	8.0
Stock-based compensation	1.2	—	—	—	1.2
Deferred income tax provision (benefit)	1.2	30.5	(0.9)	—	30.8
Gain on sale of the Woodlands	—	(74.1)	—	—	(74.1)
Reclassification of cumulative translation adjustments related to investments in Canada	—	(87.9)	—	—	(87.9)
(Increase) decrease in working capital	4.2	(3.4)	(3.1)	—	(2.3)
Equity in earnings of subsidiaries	(141.9)	—	—	141.9	—
Pension and other postretirement benefits	(3.5)	0.4	(0.1)	—	(3.2)
Other	(0.1)	—	—	—	(0.1)
NET CASH PROVIDED BY OPERATING ACTIVITIES	6.4	3.5	4.4	—	14.3
INVESTING ACTIVITIES
Capital expenditures	(1.2)	(0.7)	(0.4)	—	(2.3)
Net proceeds from sale of the Woodlands	—	78.0	—	—	78.0
Increase in restricted cash	(9.5)	—	—	—	(9.5)
Other	0.4	(0.1)	0.7	—	1.0
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(10.3)	77.2	0.3	—	67.2
FINANCING ACTIVITIES
Repayments of long-term debt	(67.8)	—	—	—	(67.8)
Short-term borrowings	—	—	1.1	—	1.1
Repayments of short-term debt	(0.9)	—	(3.5)	—	(4.4)
Cash dividends paid	(1.4)	—	—	—	(1.4)
Intercompany transfers - net	83.4	(80.6)	(2.8)	—	—
Other	(0.2)	—	—	—	(0.2)
NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	13.1	(80.6)	(5.2)	—	(72.7)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9.2	0.1	(0.5)	—	8.8
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2.1	2.0	1.5	—	5.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11.3	$2.1	$1.0	$—	$14.4

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our financial position as of March 31, 2011 and our results of operations for the three months ended March 31, 2011 and 2010. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” “Neenah” or the “Company” are intended to mean Neenah Paper, Inc. and its consolidated subsidiaries. (Tabular amounts in millions, except as noted)

Executive Summary

Results of Continuing Operations

For the three months ended March 31, 2011, consolidated net sales increased approximately $5 million from the prior year period to $172.7 million primarily due to a more favorable product mix and higher average selling prices for both businesses partially offset by lower fine paper volume and a $1 million decrease in sales due to a weaker Euro.

Consolidated operating income of $14.8 million for the three months ended March 31, 2011 decreased $1.6 million from the prior year period.  Results for the three months ended March 31, 2011 include costs of approximately $2.4 million related to the early redemption in March 2011 of $65 million of our Senior Notes (the “Early Redemption”).  Excluding costs related to the Early Redemption, consolidated operating income increased $0.8 million from the prior year due to higher selling prices, a more favorable product mix and the benefits of cost control initiatives, partially offset by increased manufacturing input costs and lower volume.

Results of Discontinued Operations

The sale of the Woodlands in March 2010 resulted in a pre-tax gain, net of fees and other transaction costs, of $74.1 million. The sale of the Woodlands resulted in the substantially complete liquidation of our investment in Neenah Canada.  In accordance with ASC Topic 830, $87.9 million of cumulative currency translation adjustments attributable to our Canadian subsidiaries were reclassified into earnings and recognized as part of the gain on sale of the Woodlands.  For the three months ended March 31, 2011, the pre-tax loss from discontinued operations was $0.1 million compared to pre-tax income from discontinued operations, excluding the gain on sale of the Woodlands, of $1.4 million in the prior year period.

For the three months ended March 31, 2010, timber sales to Northern Pulp pursuant to the Stumpage Agreement resulted in net sales from discontinued operations of $1.4 million.  Due to the termination of the Stumpage Agreement in conjunction with the sale of the Woodlands, there were no sales for discontinued operations for the three months ended March 31, 2011.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, earnings before interest and taxes (which we refer to as “operating income”) and other information relevant to an understanding of our results of operations for the three months ended March 31, 2011 and 2010.

Analysis of Net Sales— Three Months Ended March 31, 2011 and 2010

The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended March 31,
	2011	2010
Technical Products	61%	58%
Fine Paper	39%	42%
Total	100%	100%

Commentary:

The following table presents our net sales by segment:

			Change in Net Sales Compared to Prior Period
	Three Months			Change Due To
	Ended March 31,				Average
	2011	2010	Total Change	Volume	Net Price	Currency
Technical Products	$105.4	$97.7	$7.7	$(0.5)	$9.2	$(1.0)
Fine Paper	67.3	69.6	(2.3)	(6.6)	4.3	—
Consolidated	$172.7	$167.3	$5.4	$(7.1)	$13.5	$(1.0)

Consolidated net sales for the three months ended March 31, 2011 were $5.4 million higher than the prior year period primarily due to a more favorable product mix and higher average selling prices for both businesses partially offset by lower fine paper volume.

•                  Net sales in our technical products business increased $7.7 million or eight percent due to higher average net prices.  The higher average net prices reflected an improved mix, with growth in premium filtration, abrasive and label products, as well as a four percent increase in average selling prices. Higher average net prices were partially offset by a $1 million decrease in sales due to a weaker Euro.  Sales volumes were essentially unchanged from the prior year as strong growth in transportation filtration, wall covering, abrasive and label shipments were offset by lower tape sales.

•                  Net sales in our fine paper business decreased $2.3 million or three percent as higher average net selling prices were more than offset by a 10 percent decrease in shipment volume.  Average net price was six percent higher than the prior year due to a significantly more favorable product mix and higher average selling prices.  The lower shipment volume was primarily due to a general decline in shipments for the Writing, Text and Cover (“WTC”) market and the absence in the current period of certain lower value special-make sales from the prior year.  These unfavorable variances were partially offset by increased revenue from targeted new markets such as label, packaging and envelopes.

The following table sets forth line items from our condensed consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended March 31,
	2011	2010

Net sales	100.0%	100.0%
Cost of products sold	80.8	80.7
Gross profit	19.2	19.3
Selling, general and administrative expenses	9.8	9.7
Loss on retirement of bonds	1.4	—
Other income-net	(0.6)	(0.2)
Operating income	8.6	9.8
Interest expense-net	2.6	3.4
Income from continuing operations before income taxes	6.0	6.4
Provision for income taxes	1.9	2.0
Income from continuing operations	4.1%	4.4%

Analysis of Operating Income—Three Months Ended March 31, 2011 and 2010

Commentary:

The following table presents our operating income (loss) by segment:

			Change in Operating Income Compared to Prior Period
	Three Months			Change Due To
	Ended March 31,		Total		Net	Material
	2011	2010	Change	Volume (a)	Price (b)	Costs (c)	Currency	Other (d) (e)
Technical Products	$10.5	$9.3	$1.2	$0.1	$6.9	$(6.7)	$(0.1)	$1.0
Fine Paper	10.5	9.5	1.0	(1.4)	3.4	(2.1)	—	1.1
Unallocated corporate costs	(6.2)	(2.4)	(3.8)	—	—	—	—	(3.8)
Consolidated	$14.8	$16.4	$(1.6)	$(1.3)	$10.3	$(8.8)	$(0.1)	$(1.7)

(a)	Includes changes in unit volume and over (under) absorption of fixed costs.
(b)	Includes changes in selling price and product mix.
(c)	Includes price changes for raw materials and energy.
(d)	Includes other manufacturing costs, distribution, selling, general and administrative expenses and gains and losses on asset sales.
(e)	For the three months ended March 31, 2011 unallocated corporate costs include $2.4 million of costs related to the Early Redemption.

Consolidated operating income of $14.8 million for the three months ended March 31, 2011 decreased $1.6 million from the prior year period.  Results for the three months ended March 31, 2011 include costs of $2.4 million related to the Early Redemption.  Excluding costs related to the Early Redemption, consolidated operating income increased $0.8 million from the prior year due to higher average net price and the on-going benefits of cost control initiatives, partially offset by increased manufacturing input costs and lower volume.

•         Operating income for our technical products business increased $1.2 million or 13 percent from 2010 primarily due to higher average net selling prices, a more favorable product mix due to growth in premium filtration, abrasive and label products, and the benefits from initiatives to reduce operating and administrative costs.  These favorable factors were partially offset by higher manufacturing input costs for latex, pulp and energy.

•         Operating income for our fine paper business increased $1.0 million or 11 percent from the prior year period primarily due to a more favorable product mix, higher average net selling prices and a more efficient cost structure.  These favorable variances were partially offset by lower shipment volume and higher manufacturing input costs, principally for hardwood pulp and cotton.

•         Unallocated corporate expenses for the three months ended March 31, 2011 were $3.8 million unfavorable to the prior year period primarily due to $2.4 million of costs related to the Early Redemption.  Excluding such costs, spending in 2011 increased by $1.4 million primarily due to the absence the current year of certain one-time credits recognized in 2010.

Additional Statement of Operations Commentary:

•         Selling, general and administrative (“SG&A”) expense of $17.0 million for the three months ended March 31, 2011 was $0.7 million higher than the prior year period. For the three months ended March 31, 2011, SG&A expense as a percentage of net sales was approximately 9.8 percent and was only marginally higher than the prior year period due to increased net sales in 2011.

•         For the three months ended March 31, 2011, we incurred net interest expense of $4.5 million which was $1.2 million favorable to the prior year.  The favorable comparison was due to lower average debt levels in 2011 as a result of the repayment of all term loan and revolving credit borrowings with proceeds from the sale of the Woodlands.  We believe that we will benefit from additional reductions in interest expense in future quarters as a result of lower debt levels following the Early Redemption.

•         For the three months ended March 31, 2011, we recorded an income tax provision related to continuing operations of $3.3 million which resulted in an effective income tax rate of approximately 32 percent.  In general, our effective tax rate differs from the U.S. statutory tax rate of 35 percent primarily due to the benefits of our corporate tax structure and the proportion of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate.

•         For the three months ended March 31, 2010, we recorded an income tax provision related to continuing operations of $3.4 million which resulted in an effective income tax rate of approximately 32 percent.  Our tax provision for the three months ended March 31, 2010, includes approximately $0.5 million of income tax expense related to the vesting of stock-based compensation awards where the expense recognized is in excess of the amounts that are deductible for income tax purposes.  Excluding such amounts, our effective income tax rate for the three months ended March 31, 2010 was approximately 27 percent.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2011	2010
Net cash flow provided by (used in):
Operating activities	$1.4	$14.3
Investing activities:
Capital expenditures	(8.2)	(2.3)
Proceeds from sale of the Woodlands	—	78.0
Increase in restricted cash	—	(9.5)
Other investing activities	(1.3)	1.0
Total	(9.5)	67.2

Financing activities	(34.7)	(72.7)

Operating Cash Flow Commentary:

•         Cash provided by operating activities of $1.4 million for the three months ended March 31, 2011 was $12.9 million less than cash provided by operating activities of $14.3 million in the prior year period.  For the three months ended March 31, 2011, our investment in working capital increased $14.6 million compared to an increase of $2.3 million in our investment in working capital in the prior year.  The increase in working capital in 2011 compared to the prior year was primarily due to higher inventories. Excluding working capital changes, cash provided by operations for the current year was essentially unchanged from the prior year period.

•         As of March 31, 2011, we had more than $93 million of U.S. federal and $92 million of state net operating losses that may be carried forward to offset future taxable income through 2030.

Investing Commentary:

•         For the three months ended March 31, 2011, cash used by investing activities was $9.5 million, compared to cash provided by investing activities of $67.2 million in the prior year period.  Cash provided by investing activities for the three months ended March 31, 2010 includes net proceeds from the sale of the Woodlands of $78.0 million.

•         Capital expenditures for the three months ended March 31, 2011 were $8.2 million compared to spending of $2.3 million in the prior year.  Capital expenditures in the current period were primarily to increase meltblown capacity in Germany and for projects to increase the efficiency and cost effectiveness of our manufacturing assets.  We have aggregate planned capital expenditures for 2011 of approximately $20 million to $25 million. We believe that the level of our capital spending for 2011 will allow us to expand the capabilities of our manufacturing assets to successfully pursue strategic initiatives and maintain the efficiency and cost effectiveness of these assets.

Financing Commentary:

•         Our liquidity requirements are provided by cash generated from operations and short- and long-term borrowings.

•         For the three months ended March 31, 2011, cash and equivalents decreased $42.7 million to $5.6 million at March 31, 2011 from $48.3 million at December 31, 2010.  We used approximately $34 million of available cash and cash equivalents to partially finance the Early Redemption.

•         For the three months ended March 31, 2011, debt decreased $29.6 million to $215.3 million at March 31, 2011 from $244.9 million at December 31, 2010.

•         On March 31, 2011, we entered into the first amendment to our bank credit agreement by entering into an amended credit agreement (as amended, the “Credit Agreement”).  As of March 31, 2011, the Credit Agreement consists of a $95 million senior, secured revolving credit facility (the “Revolver”).  Our ability to borrow under the Revolver is limited to the lowest of (a) $95 million; (b) our borrowing base (as determined in accordance with the Credit Agreement) and (c) the applicable cap on the amount of “credit facilities” under the indenture for the Senior Notes.  In addition, under certain conditions, we have the ability to increase the size of the Revolver by up to $55 million. The total commitment under the Credit Agreement cannot exceed $150 million. The Credit Agreement will terminate on November 30, 2015 or on August 31, 2014 if the Senior Notes have not been repurchased, defeased, refinanced or extended as of such date. The Credit Agreement is secured by substantially all of the assets of the Company and the subsidiary borrowers and is guaranteed by Neenah Canada.

•         Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of March 31, 2011, we had $27.8 million outstanding under our Revolver, outstanding letters of credit and other items which reduce availability of $0.9 million and $51.6 million of available credit. In addition, we have €4.6 million ($6.5 million, based on exchanges rates at March 31, 2011) of available credit under our German lines of credit.

•         For the three months ended March 31, 2011 and 2010, we paid aggregate cash dividends of $0.11 per share ($1.7 million) and $0.10 per share ($1.4 million), respectively.

•         We have required debt payments through March 31, 2011 of $20.7 million.  Such payments include required amortization payments on our German Loan Agreement of approximately $1.8 million and $18.9 million on our German Lines of Credit.

Management believes that our ability to generate cash from operations and our borrowing capacity are adequate to fund working capital, capital spending and other cash needs for the next twelve months.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. We believe that the estimates, assumptions and judgments described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. The critical accounting policies used in the preparation of the consolidated financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regard to estimates used. These critical judgments relate to the timing of recognizing sales revenue, the recoverability of deferred income tax assets, pension benefits and future cash flows associated with impairment testing of long-lived assets. Actual results could differ from these estimates and changes in these estimates are recorded when known. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition.  There have been no significant changes in these policies, or the estimates used in the application of the policies, since December 31, 2010.

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

•                  our net operating losses may not be available to offset our tax liability and other tax planning strategies may not be effective;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

As of March 31, 2011, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f))  during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 10, “Contingencies and Legal Matters” of Notes to Condensed Consolidated Financial Statements of Item 1 — Financial Statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities:

The following table contains information about our purchases of our equity securities for the three months ended March 31, 2011.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
January 1, 2011 — January 31, 2011	—	$—	—	—
February 1, 2011 — February 28, 2011	25,343	$19.43	—	—
March 1, 2011 — March 31, 2011	—	$—	—	—

(a)          Transactions represent the purchase of common shares from employees to satisfy tax withholding requirements upon the vesting of stock-based awards. None of these transactions were made in the open market. The average price paid is based upon the closing sales price on the New York Stock Exchange on the date of the transaction.

Item 6.  Exhibits

Exhibit Number	Exhibit

10.1

First Amendment to Amended and Restated Credit Agreement by and among Neenah Paper, Inc. (the “Company”), certain of its subsidiaries as co-borrowers, Neenah Paper International Holding Company, LLC (“NP International HoldCo”), Neenah Paper International, LLC (“NP International”), Neenah Paper Company of Canada, as guarantor, the Lenders party thereto, JPMorgan Chase Bank, N.A., as agent for the Lenders, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Collateral Agent dated as of March 31, 2011 (filed herewith). Pursuant to a confidential treatment request, portions of this exhibit have been furnished separately to the Securities and Exchange Commission.

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

May 10, 2011