Form 10-Q
period 2011-06-30
Neenah Paper Inc
filed 2011-08-09
CIK 1296435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 29, 2011, there were approximately 14,990,000 shares of the Company’s common stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$182.9	$168.6	$355.6	$335.9
Cost of products sold	149.4	136.4	288.9	271.4
Gross profit	33.5	32.2	66.7	64.5
Selling, general and administrative expenses	18.0	18.7	35.0	35.0
Loss on retirement of bonds	—	—	2.4	—
Other income - net	(0.2)	(0.2)	(1.2)	(0.6)
Operating income	15.7	13.7	30.5	30.1
Interest expense - net	3.7	5.0	8.2	10.7
Income from continuing operations before income taxes	12.0	8.7	22.3	19.4
Provision for income taxes	4.2	2.4	7.5	5.8
Income from continuing operations	7.8	6.3	14.8	13.6
Income (loss) from discontinued operations, net of income taxes (Note 4)	—	—	(0.1)	134.6
Net income	$7.8	$6.3	$14.7	$148.2

Earnings Per Common Share
Basic
Continuing operations	$0.52	$0.43	$0.98	$0.92
Discontinued operations	—	—	(0.01)	9.11
	$0.52	$0.43	$0.97	$10.03
Diluted
Continuing operations	$0.49	$0.41	$0.94	$0.88
Discontinued operations	—	—	(0.01)	8.73
	$0.49	$0.41	$0.93	$9.61

Weighted Average Common Shares Outstanding (in thousands)
Basic	14,943	14,735	14,899	14,715
Diluted	15,651	15,527	15,597	15,367
Cash Dividends Declared Per Share of Common Stock	$0.11	$0.10	$0.22	$0.20

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$2.0	$48.3
Marketable securities	7.3	—
Accounts receivable (less allowances of $2.6 million and $1.9 million)	92.3	70.7
Inventories	79.6	69.4
Deferred income taxes	24.2	19.5
Prepaid and other current assets	13.5	14.1
Total Current Assets	218.9	222.0
Property, Plant and Equipment, at cost	596.1	568.5
Less accumulated depreciation	324.3	306.6
Property, plant and equipment—net	271.8	261.9
Deferred Income Taxes	32.6	43.1
Goodwill	45.1	41.5
Intangible Assets—net	24.9	24.0
Other Assets	9.7	14.2
TOTAL ASSETS	$603.0	$606.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Debt payable within one year	$20.7	$13.6
Accounts payable	36.5	30.4
Accrued expenses	55.0	48.1
Total Current Liabilities	112.2	92.1
Long-term Debt	185.5	231.3
Deferred Income Taxes	19.4	19.4
Noncurrent Employee Benefits	93.4	102.7
Other Noncurrent Obligations	1.9	2.0
TOTAL LIABILITIES	412.4	447.5
Contingencies and Legal Matters (Note 10)
TOTAL STOCKHOLDERS’ EQUITY	190.6	159.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$603.0	$606.7

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$14.7	$148.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15.6	15.5
Stock-based compensation	2.2	2.5
Excess tax benefit from stock-based compensation	(0.6)	—
Deferred income tax provision	4.3	31.8
Loss on retirement of bonds	2.4	—
Gain on sale of the Woodlands (Note 4)	—	(74.1)
Reclassification of cumulative translation adjustments related to investments in Canada (Note 3 and Note 4)	—	(87.9)
Loss on asset dispositions	—	0.1
Increase in working capital	(19.9)	(2.8)
Pension and other postretirement benefits	(3.5)	(4.1)
Other	(0.7)	(0.5)
NET CASH PROVIDED BY OPERATING ACTIVITIES	14.5	28.7
INVESTING ACTIVITIES
Capital expenditures	(12.9)	(4.7)
Net proceeds from sale of the Woodlands	—	78.0
Purchase of marketable securities	(3.7)	—
Other	0.6	0.5
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(16.0)	73.8
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	27.8	—
Debt issuance costs	(0.4)	—
Repayments of long-term debt	(75.9)	(68.6)
Short-term borrowings	8.1	4.7
Repayments of short-term debt	(2.4)	(9.3)
Proceeds from exercise of stock options	1.1	0.3
Excess tax benefit from stock-based compensation	0.6	—
Cash dividends paid	(3.3)	(2.9)
Other	(0.5)	(0.2)
NET CASH USED IN FINANCING ACTIVITIES	(44.9)	(76.0)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	0.1	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(46.3)	26.5
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	48.3	5.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2.0	$32.1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest expense capitalized	$8.5	$9.8
Cash paid (received) during period for income taxes	$1.6	$(0.1)
Non-cash investing activities:
Liability for equipment acquired	$1.1	$0.8

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

For the three and six months ended June 30, 2011 and 2010, discontinued operations reported on the condensed consolidated statements of operations include the gain on sale of the Woodlands, the reclassification of cumulative currency translation adjustments attributable to the Company’s Canadian subsidiaries into earnings and certain costs related to our former Canadian operations.  See Note 4, “Discontinued Operations.”

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K.  The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.  The Company’s investments in marketable securities are accounted for as “available-for-sale securities” in accordance with ASC Topic 320, Investments—Debt and Equity Securities (“ASC Topic 320”).  Pursuant to ASC Topic 320, marketable securities are reported at fair value on the condensed consolidated balance sheet and unrealized holding gains and losses are reported in other comprehensive income until realized upon sale. As of June 30, 2011, the cost and fair value of the Company’s marketable securities was $7.2 million and $7.3 million, respectively.

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

Earnings (Loss) per Share (“EPS”)

The Company computes basic earnings per share (“EPS”) in accordance with ASC Topic 260, Earnings Per Share (“ASC Topic 260”).  In accordance with ASC Topic 260, share-based awards with non-forfeitable dividends are classified as participating securities. In calculating basic earnings per share, this method requires net income to be reduced by the amount of dividends declared in the current period for each participating security and by the contractual amount of dividends or other participation payments that are paid or accumulated for the current period. Undistributed earnings for the period are allocated to participating securities based on the contractual participation rights of the security to share in those current earnings assuming all earnings for the period are distributed. Holders of restricted stock and restricted stock units (“RSUs”) have contractual participation rights that are equivalent to those of common stockholders. Therefore, the Company allocates undistributed earnings to restricted stock, RSUs and common stockholders based on their respective average ownership percentages for the period.

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

Diluted EPS was calculated to give effect to all potentially dilutive common shares using the “Treasury Stock” method. Outstanding stock options, stock appreciation rights (“SARS”) and target performance unit awards (“Performance Units”) represent the only potentially dilutive non-participating security effects on the Company’s weighted-average shares.  For the three and six months ended June 30, 2011 approximately 1,340,000 and 1,358,000 potentially dilutive stock-based compensation awards, respectively, were excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s common stock for the period the options were outstanding.  For the three and six months ended June 30, 2010 approximately 1,510,000 and 1,565,000 potentially dilutive stock-based compensation awards, respectively, were excluded from the computation of dilutive common shares.

The following table presents the computation of basic and diluted EPS (dollars in millions except per share amounts, shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income from continuing operations	$7.8	$6.3	$14.8	$13.6
Distributed and undistributed amounts allocated to participating securities	(0.1)	—	(0.2)	(0.1)
Income from continuing operations available to common stockholders	7.7	6.3	14.6	13.5
Income (loss) from discontinued operations, net of income taxes	—	—	(0.1)	134.6
Undistributed amounts allocated to participating securities	—	—	—	(0.5)
Net income available to common stockholders	$7.7	$6.3	$14.5	$147.6

Weighted-average basic shares outstanding	14,943	14,735	14,899	14,715
Add: Assumed incremental shares under stock compensation plans	708	792	698	652
Weighted-average diluted shares	15,651	15,527	15,597	15,367

Earnings (Loss) Per Common Share
Basic
Continuing operations	$0.52	$0.43	$0.98	$0.92
Discontinued operations	—	—	(0.01)	9.11
	$0.52	$0.43	$0.97	$10.03
Diluted
Continuing operations	$0.49	$0.41	$0.94	$0.88
Discontinued operations	—	—	(0.01)	8.73
	$0.49	$0.41	$0.93	$9.61

Note 2.  Accounting Standard Changes

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05 (“ASU No. 2011-05”) which amends ASC Topic 220, Comprehensive Income.  ASU Topic No. 2011-05 gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In each instance, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU No. 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company will adopt ASU No. 2011-05 in its annual financial statements for the year ended December 31, 2011.  The adoption of ASU No. 2011-05 will not affect the Company’s financial position, results of operations or cash flows.

As of June 30, 2011, no other amendments to the ASC had been issued that will have or are reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 3.  Comprehensive Income (Loss)

Comprehensive income (loss) includes, in addition to net income (loss), gains and losses recorded directly into stockholders’ equity on the condensed consolidated balance sheet. These gains and losses are referred to as other comprehensive income items. Accumulated other comprehensive income (loss) consists of foreign currency translation gains and (losses), unrealized deferred gains and (losses) on “available-for-sale” securities and adjustments related to pensions and other post-retirement benefits. The Company does not provide income taxes for foreign currency translation adjustments related to indefinite investments in foreign subsidiaries. The sale of the Woodlands resulted in the substantially complete liquidation of the Company’s investment in Neenah Canada. In accordance with ASC Topic 830, for the three months ended March 31, 2010, $87.9 million of cumulative currency translation adjustments attributable to the Company’s Canadian subsidiaries were reclassified into earnings and recognized as part of the gain on sale of the Woodlands.  As of June 30, 2011 and December 31, 2010, accumulated other comprehensive losses were $0.9 million and $17.5 million, respectively.

The following table presents the components of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$7.8	$6.3	$14.7	$148.2
Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss)	4.0	(17.3)	15.7	(29.9)
Reclassification of cumulative translation adjustments related to investments in Canada	—	—	—	(87.9)
Unrealized deferred gain on “available-for-sale” securities	0.1	—	0.1	—
Adjustments to pension and other post-employment benefit liabilities, net of income taxes	0.4	(1.3)	0.8	(1.0)
Total other comprehensive income (loss)	4.5	(18.6)	16.6	(118.8)
Comprehensive income (loss)	$12.3	$(12.3)	$31.3	$29.4

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

The following table summarizes the results of discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales (a)	$—	$—	$—	$1.4

Income (loss) from operations before income taxes	$(0.1)	$(0.3)	$(0.2)	$1.1
Gain on disposal of the Woodlands	—	—	—	74.1
Reclassification of cumulative translation adjustments related to investments in Canada	—	—	—	87.9
Gain on disposal	—	—	—	162.0
Income (loss) before income taxes	(0.1)	(0.3)	(0.2)	163.1
(Provision) benefit for income taxes	0.1	0.3	0.1	(28.5)
Income (loss) from discontinued operations, net of income taxes	$—	$—	$(0.1)	$134.6

(a)          Represent timber sales pursuant to the Stumpage Agreement.

Note 5.  Supplemental Balance Sheet Data

The following presents inventories by major class:

	June 30, 2011	December 31, 2010
Inventories by major class:
Raw materials	$21.9	$18.5
Work in progress	15.0	13.3
Finished goods	54.6	48.2
Supplies and other	1.7	1.7
	93.2	81.7
Adjust FIFO inventories to LIFO cost	(13.6)	(12.3)
Total	$79.6	$69.4

The FIFO values of total inventories valued on the LIFO method were $62.4 million and $57.0 million as of June 30, 2011 and December 31, 2010, respectively.

Note 6.  Debt

Long-term debt consisted of the following:

	June 30, 2011	December 31, 2010
Senior Notes (7.375% fixed rate) due November 2014	$158.0	$223.0
Revolving bank credit facility (variable rates) due November 2015	19.4	—
Neenah Germany project financing (3.8% fixed rate) due in 16 equal semi-annual installments ending December 2016	9.9	10.0
Neenah Germany revolving lines of credit (variable rates)	18.9	11.9
Total debt	206.2	244.9
Less: Debt payable within one year	20.7	13.6
Long-term debt	$185.5	$231.3

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

On March 10, 2011, the Company completed an early redemption of $65 million in aggregate principal amount of the Senior Notes (the “Early Redemption”).  As of the Early Redemption date, the call premium on the Senior Notes was 2.458 percent.  The Early Redemption was financed with approximately $34 million of cash on hand, with the remainder provided by borrowings under the Company’s revolving credit facility.  For the six months ended June 30, 2011, the Company recognized a pre-tax loss of approximately $2.4 million in connection with the Early Redemption, including the write-off of related unamortized debt issuance costs.  As of June 30, 2011, $158 million in Senior Notes are outstanding.

Amended and Restated Secured Revolving Credit Facility

On March 31, 2011, the Company entered into the first amendment to its amended and restated credit agreement, dated as of November 5, 2009 (as amended, the “Credit Agreement”).  As of June 30, 2011, the Credit Agreement consists of a $95 million senior, secured revolving credit facility (the “Revolver”).  The Company’s ability to borrow under the Revolver is limited to the lowest of (a) $95 million; (b) the Company’s borrowing base (as determined in accordance with the Credit Agreement) and (c) the applicable cap on the amount of “credit facilities” under the indenture for the Senior Notes.  In addition, under certain conditions, the Company has the ability to increase the size of the Revolver to $150 million. The total commitment under the Credit Agreement cannot exceed $150 million. The Credit Agreement will terminate on November 30, 2015 or on August 31, 2014 if the Senior Notes have not been repurchased, defeased, refinanced or extended as of such date. The Credit Agreement is secured by substantially all of the assets of the Company and the subsidiary borrowers.

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

As of June 30, 2011, the weighted-average interest rate on outstanding Revolver borrowings was 3.0 percent per annum. Interest on amounts borrowed under the Revolver is paid monthly. Amounts outstanding under the Revolver may be repaid, in whole or in part, at any time without premium or penalty except for specified make-whole payments on LIBOR-based loans.  All principal amounts outstanding under the Revolver are due and payable on the date of termination of the Credit Agreement. Borrowing availability under the Revolver varies over time depending on the value of the Company’s inventory, receivables and various capital assets.  Borrowing availability under the Revolver is reduced by outstanding letters of credit and reserves for certain other items as defined in the Credit Agreement. As of June 30, 2011, the Company had $19.4 million of Revolver borrowings outstanding, approximately $0.8 million of outstanding letters of credit and other items, and $65.7 million of available credit under the Revolver.

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

The Credit Agreement contains covenants with which the Company must comply during the term of the agreement.  Among other things, such covenants restrict the Company’s ability to incur certain additional debt, make specified restricted payments, authorize or issue capital stock, enter into transactions with affiliates, consolidate or merge with or acquire another business, sell certain of its assets, or dissolve or wind up.  In addition, if borrowing availability under the Restated Credit Agreement is less than $20 million, the Company would be required to achieve a fixed charge coverage ratio (as defined in the Restated Credit Agreement) of not less than 1.1 to 1.0 for the preceding 12-month period, tested as of the end of such quarter.  As of June 30, 2011, borrowing availability under the Restated Credit Agreement was $65.7 million and the Company was not required to comply with the fixed charge coverage ratio.

The Company’s ability to pay cash dividends on its common stock is limited under the terms of both the Credit Agreement and the Senior Notes. At June 30, 2011, under the most restrictive terms of these agreements, the Company’s ability to pay cash dividends on its common stock is limited to a total of $8 million in a 12-month period.

Other Debt

In December 2006, Neenah Germany entered into a 10-year agreement with HypoVereinsbank and IKB Deutsche Industriebank AG to provide €10.0 million of project financing for the construction of a saturator (the “German Loan Agreement”). As of June 30, 2011, €6.9 million ($9.9 million, based on exchange rates at June 30, 2011) was outstanding under the German Loan Agreement.

Neenah Germany has a revolving line of credit with HypoVereinsbank (the “HypoVereinsbank Line of Credit”) that provides for borrowings of up to €15 million for general corporate purposes. The German Line of Credit is secured by the domestic accounts receivable of Neenah Germany. As of June 30, 2011 and December 31, 2010, the weighted-average interest rate on outstanding HypoVereinsbank Line of Credit borrowings was 4.3 percent per annum and 3.8 percent per annum, respectively. As of June 30, 2011, €10.4 million ($15.0 million, based on exchange rates at June 30, 2011) was outstanding under the Line of Credit and €4.6 million ($6.6 million, based on exchanges rates at June 30, 2011) of credit was available.

In January 2011, Neenah Germany entered into an agreement with Commerzbank AG (“Commerzbank”) to provide up to €3.0 million of unsecured revolving credit borrowings for general corporate purposes (the “Commerzbank Line of Credit”).  The Commerzbank Line of Credit may be terminated by either the Company or Commerzbank upon giving proper notice.  Commerzbank Line of Credit borrowings are denominated in Euros.  As of June 30, 2011, the weighted average interest rate on Commerzbank Line of Credit borrowings is 3.6 percent per annum.  The interest rate on Commerzbank Line of Credit borrowings cannot exceed five percent per annum and is payable monthly.  Principal may be repaid at any time without penalty. As of June 30, 2011, €2.7 million ($3.9 million, based on exchange rates at June 30, 2011) was outstanding under the Line of Credit and €0.3 million ($0.4 million, based on exchanges rates at June 30, 2011) of credit was available.

Neenah Germany’s ability to pay dividends or transfer funds to the Company is limited under the terms of both the HypoVereinsbank and Commerzbank lines of credit, to not exceed certain limits defined in the agreements without lenders approval or repayment of the amount outstanding under the lines, which was €13.1 million ($18.9 million, based on exchange rates at June 30, 2011) at June 30, 2011.  In addition, the terms of the HypoVereinsbank Line of Credit and the Commerzbank Line of Credit require Neenah Germany to maintain a ratio of stockholder’s equity to total assets equal to or greater than 45 percent.  The Company was in compliance with all provisions of the HypoVereinsbank Line of Credit and the Commerzbank Line of Credit as of June 30, 2011.

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

The following table presents the components of net periodic benefit cost:

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended June 30,
	2011	2010	2011	2010
Service cost	$1.0	$1.0	$0.5	$0.4
Interest cost	3.7	3.5	0.6	0.5
Expected return on plan assets (a)	(3.7)	(3.4)	—	—
Recognized net actuarial loss	0.4	0.3	—	—
Amortization of prior service cost	—	0.1	0.1	0.1
Net periodic benefit cost	$1.4	$1.5	$1.2	$1.0

	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$2.0	$2.1	$0.9	$0.8
Interest cost	7.3	7.0	1.2	1.1
Expected return on plan assets (a)	(7.5)	(6.8)	—	—
Recognized net actuarial loss	0.8	0.6	0.1	—
Amortization of prior service cost	0.1	0.1	0.2	0.2
Net periodic benefit cost	$2.7	$3.0	$2.4	$2.1

(a)          The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

The Company expects to make aggregate contributions to qualified and non-qualified defined benefit pension trusts and pay pension benefits for unfunded pension plans of approximately $19 million (based on exchange rates at June 30, 2011) in calendar 2011.  For the six months ended June 30, 2011, the Company made approximately $11.0 million of such payments.  The Company’s marketable securities will be used for the payment of employee benefits.

Note 8.  Stock Compensation Plan

The Company reserved 3,500,000 shares of $0.01 par value common stock (“Common Stock”) for issuance under the 2004 Omnibus Stock and Incentive Plan (the “Omnibus Plan”).  As of June 30, 2011, approximately 1,140,000 shares of Common Stock were reserved for future issuance under the Omnibus Plan. As of June 30, 2011, the number of shares available for future issuance was not reduced by outstanding SARs because the closing market price for the Company’s common stock was less than the exercise price of all outstanding SARs. The Company accounts for stock-based compensation pursuant to the fair value recognition provisions of ASC Topic 718, Compensation—Stock Compensation (“ASC Topic 718”).

Valuation and Expense Information

Substantially all stock-based compensation expense is recorded in selling, general and administrative expenses on the condensed consolidated statements of operations.  The following table summarizes stock-based compensation expense and related income tax benefits.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock-based compensation expense	$1.2	$1.3	$2.2	$2.5
Income tax benefit	(0.4)	(0.5)	(0.8)	(1.0)
Stock-based compensation, net of income tax benefit	$0.8	$0.8	$1.4	$1.5

The following table summarizes total compensation costs related to the Company’s equity awards and amounts recognized in the six months ended June 30, 2011.

	Stock Options	Restricted Stock
Unrecognized compensation cost — December 31, 2010	$1.0	$2.4
Grant date fair value of current year grants	1.2	2.5
Compensation expense recognized	(0.9)	(1.3)
Unrecognized compensation cost — June 30, 2011	$1.3	$3.6
Expected amortization period (in years)	2.0	2.0

Stock Options

For the six months ended June 30, 2011, the Company awarded nonqualified stock options to Long-Term Incentive Plan (the “LTIP”) participants to purchase approximately 196,600 shares of Common Stock (subject to forfeiture due to termination of employment and other conditions). In addition, the Company awarded to non-employee members of the board of directors nonqualified stock options to purchase 9,190 shares of Common Stock.  For the six months ended June 30, 2011, the weighted-average exercise price of such nonqualified stock option awards was $19.47 per share. The weighted-average grant date fair value for stock options granted during the six months ended June 30, 2011 was $8.46 per share and was estimated using the Black-Scholes option valuation model with the following assumptions:

Six months Ended June 30, 2011
Expected term in years	5.3
Risk free interest rate	2.3%
Volatility	57.1%
Dividend yield	2.3%

Volatility and the expected term were estimated by reference to the historical stock price performance of the Company and historical data for the Company’s stock option awards, respectively. The risk-free interest rate was based on the yield on U.S. Treasury bonds with a remaining term approximately equivalent to the expected term of the stock option awards. Forfeitures were estimated at the date of grant.

For the three and six months ended June 30, 2011, the aggregate pre-tax intrinsic value of stock options exercised was approximately $1.1 million and $1.4 million, respectively. For the three and six months ended June 30, 2010, the aggregate pre-tax intrinsic value of stock options exercised was approximately $0.4 million. For the six months ended June 30, 2011, the Company recognized excess tax benefits related to the exercise or vesting of stock-based awards of approximately $0.6 million. The aggregate intrinsic value of approximately 1,565,000 stock options that were exercisable at June 30, 2011 was $3.7 million. The aggregate intrinsic value of approximately 1,614,000 stock options that were exercisable at December 31, 2010 was $2.3 million.

The aggregate grant date fair value of approximately 235,000 stock options and SARs that vested during the six months ended June 30, 2011, was $1.0 million. As of June 30, 2011, certain participants met age and service requirements that allowed their stock options to qualify for accelerated vesting upon retirement. As of June 30, 2011, such LTIP participants held options to purchase 210,000 shares of common stock that would have been exercisable if they had retired as of such date. The aggregate grant date fair value of options subject to accelerated vesting was $0.9 million. Stock options subject to accelerated vesting for expense recognition become exercisable according to the contract terms of the stock -based awards.

As of June 30, 2011, the aggregate intrinsic value of 2,185,000 stock options and SARs that were vested or expected to vest was $9.0 million.  The weighted-average grant date fair value of such stock options was $8.63 per share. As of December 31, 2010, the weighted-average grant date fair value and aggregate intrinsic value of 2,320,000 stock options that were vested or expected to vest was $8.34 per share and $8.6 million, respectively.

As of June 30, 2011, the Company had approximately 640,000 unvested stock options with a weighted-average grant date fair value of $4.84 per share. As of December 31, 2010, approximately 725,000 unvested stock options were outstanding with a weighted-average grant date fair value of $3.88 per share.

Performance Units

For the six months ended June 30, 2011, the Company granted target awards of 124,800 Performance Units to LTIP participants. The measurement period for the Performance Units is January 1, 2011 through December 31, 2011. Common Stock equal to between 40 percent and 200 percent of the Performance Unit target will be awarded based on the Company’s return on invested capital, revenue growth for the Technical Products segment, the level of cash flow for the Fine Paper segment and total return to shareholders relative to a peer group of companies and the Russell 2000® Value small cap index. The weighted-average grant date fair value for the Performance Units was $25.73 per share. Compensation cost is recognized pro rata over the vesting period.

RSUs

For the six months ended June 30, 2011, the Company awarded 7,200 RSUs to non-employee members of the Company’s Board of Directors (“Director Awards”).  The weighted average grant date fair value of such awards was $22.44 per share.  Director Awards vest one year from the date of grant. During the vesting period, the holders of Director Awards are entitled to dividends, but the shares do not have voting rights and are forfeited in the event the holder is no longer a member of the Board of Directors. In addition, the Company issued 248 RSUs in lieu of dividends on RSUs held by non-U.S. employees and a member of the Board of Directors.

Note 9.  Goodwill and Other Intangible Assets

The following table presents changes in the carrying amount of goodwill for the six months ended June 30, 2011.  All such goodwill is reported in the Technical Products segment.

	Gross Amount	Cumulative Impairment Losses	Net
Balance at December 31, 2010	$91.4	$(49.9)	$41.5
Foreign currency translation	7.9	(4.3)	3.6

Balance at June 30, 2011	$99.3	$(54.2)	$45.1

The following table presents the gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization.

	June 30, 2011		December 31, 2010
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets
Customer based intangibles	$15.6	$(5.0)	$14.4	$(4.1)
Trade names and trademarks	6.0	(2.8)	6.1	(2.3)
Acquired technology	1.1	(0.5)	1.1	(0.5)
Total	22.7	(8.3)	21.6	(6.9)
Unamortizable intangible assets:
Trade names	10.5	—	9.3	—
Total	$33.2	$(8.3)	$30.9	$(6.9)

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

US Tax Audit - Tax Years 2007 and 2008

In December 2010, the IRS issued a Revenue Agent’s Report for the 2007 and 2008 tax years. In January 2011, the Company submitted a protest to the Appeals Division of the Internal Revenue Service (the “IRS”) with respect to certain unresolved issues which involve a proposed IRS adjustment with respect to dual consolidated losses (“DCLs”) and the recapture of net operating losses emanating from the Company’s former Canadian operations.  The Company’s protest asserts that the IRS examination team made several errors in its assessment of the DCL rules and, as such, the proposed adjustment is erroneous.  As of June 30, 2011 and December 31, 2010, no amounts were reserved related to these issues.  Management intends to vigorously contest this proposed adjustment, however, the outcome is uncertain and, should the Company not prevail, the outcome could have a material adverse effect on the Company’s results of operations, cash flows and financial position. Although it is reasonably possible that these matters could be resolved in our favor during the next 12 months, the timing is uncertain.  We believe it is remote that our liability for unrecognized tax benefits related to these matters will significantly increase within the next 12 months.

German Tax Audit - Tax Years 2005 to 2007

In November 2010, the Company received a tax examination report from the German tax authorities challenging certain interest expense deductions claimed on the Company’s tax returns for the years 2006 and 2007.  The Company is indemnified by FiberMark, Inc. for any tax liabilities arising from the operations of Neenah Germany prior to October 2006.  The Company believes that the finding in the report is improper and will be rejected on appeal.  As of June 30, 2011 and December 31, 2010, no amounts were reserved related to these issues.  Management intends to vigorously contest the finding in the report, however, the outcome is uncertain and, should the Company not prevail, the outcome could have a material adverse effect on the Company’s results of operations, cash flows and financial position. Although it is reasonably possible that these matters could be resolved in our favor during the next 12 months, the timing is uncertain.  We believe it is remote that our liability for unrecognized tax benefits related to these matters will significantly increase within the next 12 months.

Indemnifications

Pursuant to a Distribution Agreement, an Employee Matters Agreement and a Tax Sharing Agreement, the Company has agreed to indemnify Kimberly-Clark Corporation for certain liabilities or risks related to the spin-off. Many of the potential indemnification liabilities under these agreements are unknown, remote or highly contingent. As of June 30, 2011, management believes the Company has no liability under such indemnification obligations.

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

The following table summarizes the net sales, operating income and total assets for each of the Company’s business segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales
Technical Products	$114.4	$99.7	$219.8	$197.4
Fine Paper	68.5	68.9	135.8	138.5
Consolidated	$182.9	$168.6	$355.6	$335.9

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating income
Technical Products	$9.8	$8.5	$20.3	$17.8
Fine Paper	10.0	9.2	20.5	18.7
Unallocated corporate costs	(4.1)	(4.0)	(10.3)	(6.4)
Consolidated	$15.7	$13.7	$30.5	$30.1

	June 30, 2011	December 31, 2010
Total Assets
Technical Products	$382.0	$337.9
Fine Paper	162.1	162.2
Corporate and other	58.9	106.6
Total	$603.0	$606.7

Note 12.  Condensed Consolidating Financial Information

Neenah Paper Company of Canada, Neenah Paper Michigan, Inc. and Neenah Paper Sales, Inc. (the “Guarantor Subsidiaries”) guarantee the Company’s Senior Notes. The Guarantor Subsidiaries are 100 percent owned by the Company and all guarantees are full and unconditional.  The following condensed consolidating financial information is presented in lieu of consolidated financial statements for the Guarantor Subsidiaries as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2011

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$67.8	$40.7	$74.4	$—	$182.9
Cost of products sold	51.6	32.3	65.5	—	149.4
Gross profit	16.2	8.4	8.9	—	33.5
Selling, general and administrative expenses	10.9	2.8	4.3	—	18.0
Other (income) expense - net	(0.1)	0.1	(0.2)	—	(0.2)
Operating income	5.4	5.5	4.8	—	15.7
Equity in earnings of subsidiaries	(7.0)	—	—	7.0	—
Interest expense-net	3.3	0.1	0.3	—	3.7
Income from continuing operations before income taxes	9.1	5.4	4.5	(7.0)	12.0
Provision for income taxes	1.3	2.2	0.7	—	4.2
Net income	$7.8	$3.2	$3.8	$(7.0)	$7.8

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2010

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$66.9	$40.6	$61.1	$—	$168.6
Cost of products sold	50.0	33.9	52.5	—	136.4
Gross profit	16.9	6.7	8.6	—	32.2
Selling, general and administrative expenses	12.1	2.8	3.8	—	18.7
Other (income) expense - net	0.1	0.2	(0.5)	—	(0.2)
Operating income	4.7	3.7	5.3	—	13.7
Equity in earnings of subsidiaries	(6.7)	—	—	6.7	—
Interest expense-net	4.6	0.1	0.3	—	5.0
Income (loss) from continuing operations before income taxes	6.8	3.6	5.0	(6.7)	8.7
Provision for income taxes	0.5	1.3	0.6	—	2.4
Net income (loss)	$6.3	$2.3	$4.4	$(6.7)	$6.3

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2011

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$134.9	$76.4	$144.3	$—	$355.6
Cost of products sold	102.1	60.8	126.0	—	288.9
Gross profit	32.8	15.6	18.3	—	66.7
Selling, general and administrative expenses	21.5	5.6	7.9	—	35.0
Loss on retirement of bonds	2.4	—	—	—	2.4
Other (income) expense - net	(0.3)	0.2	(1.1)	—	(1.2)
Operating income	9.2	9.8	11.5	—	30.5
Equity in earnings of subsidiaries	(15.7)	—	—	15.7	—
Interest expense-net	7.6	0.1	0.5	—	8.2
Income from continuing operations before income taxes	17.3	9.7	11.0	(15.7)	22.3
Provision for income taxes	2.6	3.8	1.1	—	7.5
Income from continuing operations	14.7	5.9	9.9	(15.7)	14.8
Loss from discontinued operations, net of income taxes	—	(0.1)	—	—	(0.1)
Net income	$14.7	$5.8	$9.9	$(15.7)	$14.7

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2010

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$135.2	$75.4	$125.3	$—	$335.9
Cost of products sold	102.1	61.8	107.5	—	271.4
Gross profit	33.1	13.6	17.8	—	64.5
Selling, general and administrative expenses	22.1	5.1	7.8	—	35.0
Other (income) expense - net	(0.3)	0.5	(0.8)	—	(0.6)
Operating income	11.3	8.0	10.8	—	30.1
Equity in earnings of subsidiaries	(148.6)	—	—	148.6	—
Interest expense-net	9.9	0.2	0.6	—	10.7
Income from continuing operations before income taxes	150.0	7.8	10.2	(148.6)	19.4
Provision for income taxes	1.8	3.1	0.9	—	5.8
Income from continuing operations	148.2	4.7	9.3	(148.6)	13.6
Income from discontinued operations, net of income taxes	—	134.6	—	—	134.6
Net income	$148.2	$139.3	$9.3	$(148.6)	$148.2

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2011

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$(0.5)	$2.2	$0.3	$—	$2.0
Marketable securities	7.3	—	—	—	7.3
Accounts receivable, net	25.1	23.5	43.7	—	92.3
Inventories	36.6	9.2	33.8	—	79.6
Deferred income taxes	21.8	2.4	—	—	24.2
Intercompany amounts receivable	17.6	45.3	0.5	(63.4)	—
Prepaid and other current assets	4.6	2.0	6.9	—	13.5
Total current assets	112.5	84.6	85.2	(63.4)	218.9
Property, plant and equipment, at cost	268.2	101.3	226.6	—	596.1
Less accumulated depreciation	194.7	67.7	61.9	—	324.3
Property, plant and equipment — net	73.5	33.6	164.7	—	271.8
Investments In Subsidiaries	264.4	—	—	(264.4)	—
Deferred Income Taxes	29.6	3.0	—	—	32.6
Goodwill	—	—	45.1	—	45.1
Intangible Assets—net	2.8	—	22.1	—	24.9
Other Assets	3.9	0.1	5.7	—	9.7
TOTAL ASSETS	$486.7	$121.3	$322.8	$(327.8)	$603.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$—	$—	$20.7	$—	$20.7
Accounts payable	14.1	5.9	16.5	—	36.5
Intercompany amounts payable	45.7	17.5	0.2	(63.4)	—
Accrued expenses	30.9	7.9	16.2	—	55.0
Total current liabilities	90.7	31.3	53.6	(63.4)	112.2
Long-term Debt	177.4	—	8.1	—	185.5
Deferred Income Taxes	—	—	19.4	—	19.4
Noncurrent Employee Benefits and Other	28.0	28.8	38.5	—	95.3
TOTAL LIABILITIES	296.1	60.1	119.6	(63.4)	412.4
STOCKHOLDERS’ EQUITY	190.6	61.2	203.2	(264.4)	190.6
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$486.7	$121.3	$322.8	$(327.8)	$603.0

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2010

	Neenah Paper, Inc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$45.0	$2.4	$0.9	$—	$48.3
Accounts receivable, net	24.2	16.5	30.0	—	70.7
Inventories	33.7	9.0	26.7	—	69.4
Deferred income taxes	17.1	2.4	—	—	19.5
Intercompany amounts receivable	17.3	47.5	—	(64.8)	—
Prepaid and other current assets	5.1	1.8	7.2	—	14.1
Total current assets	142.4	79.6	64.8	(64.8)	222.0
Property, plant and equipment at cost	266.0	101.5	201.0	—	568.5
Less accumulated depreciation	189.5	66.3	50.8	—	306.6
Property, plant and equipment — net	76.5	35.2	150.2	—	261.9
Investments in subsidiaries	237.1	—	—	(237.1)	—
Deferred Income Taxes	39.3	3.8	—	—	43.1
Goodwill	—	—	41.5	—	41.5
Intangible assets, net	2.8	—	21.2	—	24.0
Other Assets	8.4	0.1	5.7	—	14.2
TOTAL ASSETS	$506.5	$118.7	$283.4	$(301.9)	$606.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$—	$—	$13.6	$—	$13.6
Accounts payable	14.5	5.2	10.7	—	30.4
Intercompany amounts payable	47.5	17.3	—	(64.8)	—
Accrued expenses	27.5	7.7	12.9	—	48.1
Total current liabilities	89.5	30.2	37.2	(64.8)	92.1
Long-term Debt	223.0	—	8.3	—	231.3
Deferred Income Taxes	—	—	19.4	—	19.4
Noncurrent Employee Benefits and Other Obligations	34.8	34.2	35.7	—	104.7
TOTAL LIABILITIES	347.3	64.4	100.6	(64.8)	447.5
STOCKHOLDERS’ EQUITY	159.2	54.3	182.8	(237.1)	159.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$506.5	$118.7	$283.4	$(301.9)	$606.7

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2011

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income	$14.7	$5.8	$9.9	$(15.7)	$14.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6.1	2.1	7.4	—	15.6
Stock-based compensation	2.1	—	0.1	—	2.2
Excess tax benefit from stock-based compensation	(0.6)	—	—	—	(0.6)
Deferred income tax provision (benefit)	2.5	3.4	(1.6)	—	4.3
Loss on retirement of bonds	2.4	—	—	—	2.4
Increase in working capital	(6.7)	(5.7)	(7.5)	—	(19.9)
Equity in earnings of subsidiaries	(15.7)	—	—	15.7	—
Pension and other postretirement benefits	(1.1)	(2.8)	0.4	—	(3.5)
Other	(0.1)	(0.5)	(0.1)	—	(0.7)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3.6	2.3	8.6	—	14.5
INVESTING ACTIVITIES
Capital expenditures	(2.9)	(1.2)	(8.8)	—	(12.9)
Purchase of marketable securities	(3.7)	—	—	—	(3.7)
Other	(0.1)	0.1	0.6	—	0.6
NET CASH USED IN INVESTING ACTIVITIES	(6.7)	(1.1)	(8.2)	—	(16.0)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	27.8	—	—	—	27.8
Debt issuance costs	(0.4)	—	—	—	(0.4)
Repayments of long-term debt	(75.0)	—	(0.9)	—	(75.9)
Short-term borrowings	—	—	8.1	—	8.1
Repayments of short-term debt	—	—	(2.4)	—	(2.4)
Proceeds from exercise of stock options	1.1	—	—	—	1.1
Excess tax benefit from stock-based compensation	0.6	—	—	—	0.6
Cash dividends paid	(3.3)	—	—	—	(3.3)
Intercompany transfers - net	7.3	(1.4)	(5.9)	—	—
Other	(0.5)	—	—	—	(0.5)
NET CASH USED IN FINANCING ACTIVITIES	(42.4)	(1.4)	(1.1)	—	(44.9)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	0.1	—	0.1
NET DECREASE IN CASH AND CASH EQUIVALENTS	(45.5)	(0.2)	(0.6)	—	(46.3)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	45.0	2.4	0.9	—	48.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$(0.5)	$2.2	$0.3	$—	$2.0

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2010

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income	$148.2	$139.3	$9.3	$(148.6)	$148.2
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6.5	2.1	6.9	—	15.5
Stock-based compensation	2.5	—	—	—	2.5
Deferred income tax provision (benefit)	1.9	31.3	(1.4)	—	31.8
Gain on sale of the Woodlands	—	(74.1)	—	—	(74.1)
Reclassification of cumulative translation adjustments related to investments in Canada	—	(87.9)	—	—	(87.9)
Loss on asset dispositions	0.1	—	—	—	0.1
(Increase) decrease in working capital	5.8	(3.5)	(5.1)	—	(2.8)
Equity in earnings of subsidiaries	(148.6)	—	—	148.6	—
Pension and other postretirement benefits	(1.1)	(3.2)	0.2	—	(4.1)
Other	(0.1)	(0.1)	(0.3)	—	(0.5)
NET CASH PROVIDED BY OPERATING ACTIVITIES	15.2	3.9	9.6	—	28.7
INVESTING ACTIVITIES
Capital expenditures	(1.9)	(1.4)	(1.4)	—	(4.7)
Net proceeds from sale of the Woodlands	—	78.0	—	—	78.0
Other	0.1	(0.5)	0.9	—	0.5
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1.8)	76.1	(0.5)	—	73.8
FINANCING ACTIVITIES
Repayments of long-term debt	(67.8)	—	(0.8)	—	(68.6)
Short-term borrowings	—	—	4.7	—	4.7
Repayments of short-term debt	(0.9)	—	(8.4)	—	(9.3)
Proceeds from exercise of stock options	0.3	—	—	—	0.3
Cash dividends paid	(2.9)	—	—	—	(2.9)
Intercompany transfers - net	85.3	(79.7)	(5.6)	—	—
Other	(0.2)	—	—	—	(0.2)
NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	13.8	(79.7)	(10.1)	—	(76.0)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27.2	0.3	(1.0)	—	26.5
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2.1	2.0	1.5	—	5.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$29.3	$2.3	$0.5	$—	$32.1

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our financial position as of June 30, 2011 and our results of operations for the three and six months ended June 30, 2011 and 2010. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” “Neenah” or the “Company” are intended to mean Neenah Paper, Inc. and its consolidated subsidiaries. (Tabular amounts in millions, except as noted)

Executive Summary

Operating results for the three months ended June 30, 2011 benefited from higher selling prices and volume in our Technical Products business, a more favorable product mix in both businesses and cost control efforts.  These favorable factors were partially offset by higher manufacturing input costs, primarily for latex, softwood pulp and energy, and lower volume in our fine paper business.  Over time, our businesses have been able to offset the increase in manufacturing input costs through a combination of higher selling prices, cost control efforts and reducing our exposure to relatively less profitable business.  There can be no assurance, however, that these efforts will be successful in the future.

For the three months ended June 30, 2011, consolidated net sales increased approximately $14.3 million from the prior year period to $182.9 million.  Excluding the effect of changes in foreign currency exchange rates, net sales increased $5.9 million primarily due to higher average selling prices for both businesses.

Consolidated operating income of $15.7 million for the three months ended June 30, 2011 increased $2.0 million from the prior year period due to higher average net price and the on-going benefits of cost control initiatives, partially offset by increased manufacturing input costs and lower fine paper volume.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, earnings before interest and taxes (which we refer to as “operating income”) and other information relevant to an understanding of our results of operations for the three and six months ended June 30, 2011 and 2010.

Analysis of Net Sales— Three and Six Months Ended June 30, 2011 and 2010

The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Technical Products	63%	59%	62%	59%
Fine Paper	37%	41%	38%	41%
Total	100%	100%	100%	100%

Commentary:

The following table presents our net sales by segment for the three and six months ended June 30, 2011and 2010:

			Change in Net Sales Compared to Prior Period
	Three Months			Change Due To
	Ended June 30,				Average
	2011	2010	Total Change	Volume	Net Price	Currency
Technical Products	$114.4	$99.7	$14.7	$2.0	$4.3	$8.4
Fine Paper	68.5	68.9	(0.4)	(3.3)	2.9	—
Consolidated	$182.9	$168.6	$14.3	$(1.3)	$7.2	$8.4

Consolidated net sales for the three months ended June 30, 2011 were $14.3 million higher than the prior year period primarily due to favorable currency exchange effects and higher average selling prices for both businesses.

•                  Net sales in our technical products business increased $14.7 million or 15 percent.  Excluding the effect of changes in foreign currency exchange rates, net sales increased $6.3 million or six percent due to higher average net prices and increased shipment volume.  Higher average net prices reflected a three percent increase in average selling prices and a more favorable product mix, with growth in premium filtration, medical packaging and tape products.  Sales volumes increased approximately two percent from the prior year due to strong growth in transportation filtration, tape, wall covering and label shipments.  Favorable currency exchange effects reflected a strengthening of the Euro relative to the U.S. dollar during the second quarter of 2011.

•                  Net sales in our fine paper business were essentially unchanged from the prior year period as a four percent increase in average net selling prices was offset by a five percent decrease in branded shipment volume.  Average net price was higher than the prior year primarily due to higher average selling prices.  The lower shipment volume was primarily due to a general decline in shipments for the Writing, Text and Cover (“WTC”) market.  These unfavorable variances were partially offset by increased revenue from targeted new markets such as packaging and international, as well as, direct envelope sales.

The following table presents our net sales by segment for the six months ended June 30, 2011and 2010:

			Change in Net Sales Compared to Prior Period
	Six Months			Change Due To
	Ended June 30,				Average
	2011	2010	Total Change	Volume	Net Price	Currency
Technical Products	$219.8	$197.4	$22.4	$1.4	$13.6	$7.4
Fine Paper	135.8	138.5	(2.7)	(9.8)	7.1	—
Consolidated	$355.6	$335.9	$19.7	$(8.4)	$20.7	$7.4

Consolidated net sales for the six months ended June 30, 2011 were $19.7 million higher than the prior year period primarily due to higher average selling prices and a more favorable product mix for both businesses and favorable currency exchange effects partially offset by lower fine paper volume.

•                  Net sales in our technical products business increased $22.4 million, or 11 percent, due to higher average net prices and favorable currency exchange effects.  The higher average net prices reflected a four percent increase in average selling prices and a more favorable product mix due to growth in premium filtration, labels, tape and abrasive products.  Favorable currency exchange effects reflected a strengthening of the Euro relative to the U.S. dollar during the second quarter of 2011.  Shipment volumes increased approximately one percent from the prior year primarily due to strong growth in transportation filtration, tape, wall covering and label shipments.

•                  Net sales in our fine paper business decreased $2.7 million, or two percent, as higher average net selling prices were more than offset by a seven percent decrease in shipment volume.  Average net price was five percent higher than the prior year due to higher average selling prices and a more favorable product mix.  The lower shipment volume was primarily due to a general decline in shipments for the WTC market and the absence in the current year of certain lower value special-make sales in 2010.  These unfavorable variances were partially offset by increased revenue from targeted new markets.

The following table sets forth line items from our condensed consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	81.7	80.9	81.2	80.8
Gross profit	18.3	19.1	18.8	19.2
Selling, general and administrative expenses	9.8	11.1	9.8	10.4
Loss on retirement of bonds	—	—	0.7	—
Other income - net	(0.1)	(0.1)	(0.3)	(0.2)
Operating income	8.6	8.1	8.6	9.0
Interest expense-net	2.0	3.0	2.3	3.2
Income from continuing operations before income taxes	6.6	5.1	6.3	5.8
Provision for income taxes	2.3	1.4	2.1	1.7
Income from continuing operations	4.3%	3.7%	4.2%	4.1%

Analysis of Operating Income—Three and Six Months Ended June 30, 2011 and 2010

Commentary:

The following table presents our operating income by segment for the three months ended June 30, 2011 and 2010:

			Change in Operating Income Compared to Prior Period
	Three Months		Change Due To
	Ended June 30,		Total		Net	Material
	2011	2010	Change	Volume (a)	Price (b)	Costs (c)	Currency	Other (d)
Technical Products	$9.8	$8.5	$1.3	$1.0	$3.9	$(4.5)	$0.5	$0.4
Fine Paper	10.0	9.2	0.8	(2.4)	3.3	(1.7)	—	1.6
Unallocated corporate costs	(4.1)	(4.0)	(0.1)	—	—	—	—	(0.1)
Consolidated	$15.7	$13.7	$2.0	$(1.4)	$7.2	$(6.2)	$0.5	$1.9

(a)	Includes changes in unit volume and over (under) absorption of fixed costs.
(b)	Includes changes in selling price and product mix.
(c)	Includes price changes for raw materials and energy.
(d)	Includes other manufacturing costs, distribution and selling, general and administrative expenses.

Consolidated operating income of $15.7 million for the three months ended June 30, 2011 increased $2.0 million from the prior year period due to higher average net price and the on-going benefits of cost control initiatives, partially offset by increased manufacturing input costs and lower fine paper volume.

•         Operating income for our technical products business increased $1.3 million or 15 percent from the prior year period primarily due to higher average net selling prices, a more favorable product mix due to growth in premium filtration and label products; favorable currency exchange effects due to a strengthening of the Euro relative to the U.S. dollar and the benefits from initiatives to reduce operating and administrative costs.  These favorable factors were partially offset by higher manufacturing input costs for latex, pulp and energy.

•         Operating income for our fine paper business increased $0.8 million or nine percent from the prior year period primarily due to a more favorable product mix, higher average net selling prices and a more efficient cost structure.  In addition, operating income in the prior year period was adversely affected by an increase in bad debt reserves due to a customer’s bankruptcy filing.  These favorable variances were partially offset by lower shipment volume and higher manufacturing input costs, principally for hardwood pulp and cotton.

•         Unallocated corporate expenses for the three months ended June 30, 2011 were $4.1 million and largely unchanged from the prior year period.

Commentary:

The following table presents our operating income (loss) by segment for the six months ended June 30, 2011 and 2010:

			Change in Operating Income Compared to Prior Period
	Six Months		Change Due To
	Ended June 30,		Total		Net	Material
	2011	2010	Change	Volume (a)	Price (b)	Costs (c)	Currency	Other (d) (e)
Technical Products	$20.3	$17.8	$2.5	$1.1	$10.8	$(11.2)	$0.5	$1.3
Fine Paper	20.5	18.7	1.8	(3.1)	6.6	(3.8)	—	2.1
Unallocated corporate costs	(10.3)	(6.4)	(3.9)	—	—	—	—	(3.9)
Consolidated	$30.5	$30.1	$0.4	$(2.0)	$17.4	$(15.0)	$0.5	$(0.5)

(a)	Includes changes in unit volume and over (under) absorption of fixed costs.
(b)	Includes changes in selling price and product mix.
(c)	Includes price changes for raw materials and energy.
(d)	Includes other manufacturing costs, distribution, selling, general and administrative expenses and gains and losses on asset sales.
(e)

For the six months ended June 30, 2011 unallocated corporate costs include $2.4 million of costs related to the early redemption in March 2011 of $65 million of our Senior Notes (the “Early Redemption”).

Consolidated operating income of $30.5 million for the six months ended June 30, 2011 increased $0.4 million from the prior year period.  Unallocated corporate costs for the six months ended June 30, 2011 include $2.4 million of charges related to the Early Redemption.  Excluding costs related to the Early Redemption, consolidated operating income increased $2.8 million from the prior year due to higher average net price and the on-going benefits of cost control initiatives, partially offset by increased manufacturing input costs and lower fine paper volume.

•         Operating income for our technical products business increased $2.5 million or 14 percent from 2010 primarily due to higher average net selling prices, a more favorable product mix due to growth in premium filtration and label products, and the benefits from initiatives to reduce operating and administrative costs.  These favorable factors were partially offset by higher manufacturing input costs for latex, pulp and energy.

•         Operating income for our fine paper business increased $1.8 million or ten percent from the prior year period primarily due to a more favorable product mix, higher average net selling prices and a more efficient cost structure.  These favorable variances were partially offset by higher manufacturing input costs, principally for hardwood pulp and cotton, and lower shipment volume.

•         Unallocated corporate expenses for the six months ended June 30, 2011 were $3.9 million unfavorable to the prior year period primarily due to $2.4 million of costs related to the Early Redemption.  Excluding such costs, spending in 2011 increased by $1.4 million due in part to the absence in the current year of certain one-time credits recognized in the first quarter of 2010.

Additional Statement of Operations Commentary:

•         Selling, general and administrative (“SG&A”) expense of $18.0 million for the three months ended June 30, 2011 was $0.7 million lower than the prior year period primarily due to costs in the prior year period related to a customer’s bankruptcy filing. For the three months ended June 30, 2011, SG&A expense as a percentage of net sales was approximately 9.8 percent and was 1.3 percentage points lower than the prior year period primarily due to higher net sales in 2011.

•         For the three months ended June 30, 2011, we incurred net interest expense of $3.7 million which was $1.3 million lower than the prior year.  The favorable comparison was primarily due to lower average debt levels and lower weighted average interest rates in 2011 following the Early Redemption.

•         For the three months ended June 30, 2011, we recorded an income tax provision related to continuing operations of $4.2 million which resulted in an effective income tax rate of approximately 35 percent.  For the three months ended June 30, 2010, we recorded an income tax provision related to continuing operations of $2.4 million which resulted in an effective income tax rate of approximately 28 percent.  In general, our effective tax rate differs from the U.S. statutory tax rate of 35 percent primarily due to the benefits of our corporate tax structure and the proportion of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate.

•         For the three months ended June 30, 2011, the pre-tax loss from discontinued operations was $0.1 million compared to a pre-tax loss of $0.3 million in the prior year period.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2011	2010
Net cash flow provided by (used in):
Operating activities	$14.5	$28.7
Investing activities:
Capital expenditures	(12.9)	(4.7)
Proceeds from sale of the Woodlands	—	78.0
Other investing activities	(3.1)	0.5
Total	(16.0)	73.8

Financing activities	(44.9)	(76.0)

Net increase (decrease) in cash and cash equivalents (a)	(46.3)	26.5

(a)          Includes the effect of exchange rate changes on cash and cash equivalents.

Operating Cash Flow Commentary:

•         Cash provided by operating activities of $14.5 million for the six months ended June 30, 2011 was $14.2 million less than cash provided by operating activities of $28.7 million in the prior year period.  For the six months ended June 30, 2011, our investment in working capital increased $19.9 million compared to an increase of $2.8 million in our investment in working capital in the prior year period. The increase in our investment in working capital for the six months ended June 30, 2011 was primarily due to higher accounts receivable related to the six percent year-over-year improvement in sales and higher inventories to support the growth in shipments to targeted new markets. Excluding working capital changes, cash provided by operations for the current year increased $2.9 million from the prior year period primarily due to higher operating income.

•         As of June 30, 2011, we had more than $86 million of U.S. federal and $85 million of state net operating losses (“NOLs”).  If not used, substantially all of the NOLs will expire in various amounts between 2028 and 2030.

Investing Commentary:

•         For the six months ended June 30, 2011, cash used by investing activities was $16.0 million, compared to cash provided by investing activities of $73.8 million in the prior year period.  Cash provided by investing activities for the six months ended June 30, 2010 includes net proceeds from the sale of the Woodlands of $78.0 million.

•         Capital expenditures for the six months ended June 30, 2011 were $12.9 million compared to spending of $4.7 million in the prior year period.  Capital expenditures in the current period were primarily to increase meltblown capacity in our German filtration business and for projects to increase the efficiency and cost effectiveness of our manufacturing assets.  We have aggregate planned capital expenditures for 2011 of approximately $20 million to $25 million. We believe that the level of our capital spending for 2011 will allow us to expand the capabilities of our manufacturing assets to successfully pursue strategic initiatives and maintain the efficiency and cost effectiveness of these assets.

Financing Commentary:

•         Our liquidity requirements are provided by cash generated from operations and short and long-term borrowings.

•         For the six months ended June 30, 2011, cash and cash equivalents decreased $46.3 million to $2.0 million at June 30, 2011 from $48.3 million at December 31, 2010.  We used approximately $34 million of available cash and cash equivalents to partially finance the Early Redemption.

•         For the six months ended June 30, 2011, debt decreased $38.7 million to $206.2 million at June 30, 2011 from $244.9 million at December 31, 2010.

•         On March 31, 2011, we entered into the first amendment to our bank credit agreement by entering into an amended credit agreement (as amended, the “Credit Agreement”).  As of June 30, 2011, the Credit Agreement consists of a $95 million senior, secured revolving credit facility (the “Revolver”).  Our ability to borrow under the Revolver is limited to the lowest of (a) $95 million; (b) our borrowing base (as determined in accordance with the Credit Agreement) and (c) the applicable cap on the amount of “credit facilities” under the indenture for the Senior Notes.  In addition, under certain conditions, we have the ability to increase the size of the Revolver to $150 million. The total commitment under the Credit Agreement cannot exceed $150 million. The Credit Agreement will terminate on November 30, 2015 or on August 31, 2014 if the Senior Notes have not been repurchased, defeased, refinanced or extended as of such date. The Credit Agreement is secured by substantially all of the assets of the Company and the subsidiary borrowers.

•         Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of June 30, 2011, we had $19.4 million outstanding under our Revolver, outstanding letters of credit and other items which reduce availability of $0.8 million and $65.7 million of available credit. In addition, we had €13.1 million ($18.9 million, based on exchange rates at June 30, 2011) outstanding under the German Lines of Credit and €4.9 million ($7.0 million, based on exchanges rates at June 30, 2011) of available credit.

•         For the six months ended June 30, 2011 and 2010, we paid aggregate cash dividends of $0.22 per share ($3.3 million) and $0.20 per share ($2.9 million), respectively.

•         We have required debt payments through June 30, 2012 of $20.7 million.  Such payments include required amortization payments on our German Loan Agreement of approximately $1.8 million and $18.9 million on our German Lines of Credit.

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

•                  changes in asset valuations including write-downs of assets including property, plant and equipment; inventory, accounts receivable, deferred tax assets or other assets for impairment or other reasons;

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

As of June 30, 2011, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f))  during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

Exhibit Number	Exhibit

10.1	Stumpage Agreement, dated as of June 24, 2008, by and between Neenah Paper Company of Canada, and Northern Pulp Nova Scotia Corporation (filed herewith).

10.2

Amended and Restated Credit Agreement dated as of November 5, 2009 by and among by and among Neenah Paper, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders, (filed herewith).

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEENAH PAPER, INC

	By:	/s/ John P. O’Donnell
John P. O’Donnell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Bonnie C. Lind
Bonnie C. Lind
Senior Vice President, Chief Financial Officer
and Treasurer (Principal Financial Officer)

/s/ Larry N. Brownlee
Larry N. Brownlee
Vice President — Controller (Principal
Accounting Officer)

August 9, 2011