Form 10-Q
period 2011-09-30
Neenah Paper Inc
filed 2011-11-09
CIK 1296435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 28, 2011, there were approximately 15,030,000 shares of the Company’s common stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$174.9	$161.5	$530.5	$497.4
Cost of products sold	147.5	133.7	436.4	405.1
Gross profit	27.4	27.8	94.1	92.3
Selling, general and administrative expenses	15.1	16.6	50.1	51.6
Loss on retirement of bonds	—	—	2.4	—
Other income - net	(0.2)	(0.5)	(1.4)	(1.1)
Operating income	12.5	11.7	43.0	41.8
Interest expense - net	3.6	4.8	11.8	15.5
Income from continuing operations before income taxes	8.9	6.9	31.2	26.3
Provision for income taxes	2.1	2.2	9.6	8.0
Income from continuing operations	6.8	4.7	21.6	18.3
Income (loss) from discontinued operations, net of income taxes (Note 4)	(0.1)	(0.6)	(0.2)	134.0
Net income	$6.7	$4.1	$21.4	$152.3

Earnings Per Common Share
Basic
Continuing operations	$0.44	$0.32	$1.42	$1.24
Discontinued operations	—	(0.04)	(0.01)	9.06
	$0.44	$0.28	$1.41	$10.30
Diluted
Continuing operations	$0.42	$0.30	$1.35	$1.18
Discontinued operations	—	(0.04)	(0.01)	8.64
	$0.42	$0.26	$1.34	$9.82

Weighted Average Common Shares Outstanding (in thousands)
Basic	15,011	14,763	14,933	14,727
Diluted	15,653	15,620	15,668	15,448
Cash Dividends Declared Per Share of Common Stock	$0.11	$0.10	$0.33	$0.30

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$3.8	$48.3
Marketable securities	7.0	—
Accounts receivable (less allowances of $2.3 million and $1.9 million)	82.6	70.7
Inventories	75.8	69.4
Deferred income taxes	22.1	19.5
Prepaid and other current assets	13.1	14.1
Total Current Assets	204.4	222.0
Property, Plant and Equipment, at cost	588.6	568.5
Less accumulated depreciation	326.9	306.6
Property, plant and equipment—net	261.7	261.9
Deferred Income Taxes	32.7	43.1
Goodwill	42.6	41.5
Intangible Assets—net	23.3	24.0
Other Assets	10.9	14.2
TOTAL ASSETS	$575.6	$606.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$18.8	$13.6
Accounts payable	33.5	30.4
Accrued expenses	56.6	48.1
Total Current Liabilities	108.9	92.1
Long-term Debt	171.7	231.3
Deferred Income Taxes	18.2	19.4
Noncurrent Employee Benefits	88.7	102.7
Other Noncurrent Obligations	1.8	2.0
TOTAL LIABILITIES	389.3	447.5
Contingencies and Legal Matters (Note 10)
TOTAL STOCKHOLDERS’ EQUITY	186.3	159.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$575.6	$606.7

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$21.4	$152.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23.5	23.4
Stock-based compensation	3.1	3.7
Excess tax benefit from stock-based compensation	(0.8)	—
Deferred income tax provision	5.9	33.8
Loss on retirement of bonds	2.4	—
Gain on sale of the Woodlands (Note 4)	—	(74.1)
Reclassification of cumulative translation adjustments related to investments in Canada (Note 3 and Note 4)	—	(87.9)
Increase in working capital	(10.2)	(1.9)
Pension and other postretirement benefits	(4.8)	(6.1)
Other	(1.0)	(0.8)
NET CASH PROVIDED BY OPERATING ACTIVITIES	39.5	42.4
INVESTING ACTIVITIES
Capital expenditures	(18.9)	(10.9)
Net proceeds from sale of the Woodlands	—	78.0
Purchase of marketable securities	(5.3)	(1.4)
Proceeds from asset sales	—	0.1
Other	0.4	1.0
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(23.8)	66.8
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	27.8	—
Debt issuance costs	(0.4)	—
Repayments of long-term debt	(89.3)	(70.5)
Short-term borrowings	8.5	9.2
Repayments of short-term debt	(3.7)	(10.6)
Proceeds from exercise of stock options	1.5	0.3
Excess tax benefit from stock-based compensation	0.8	—
Cash dividends paid	(5.0)	(4.4)
Other	(0.5)	(0.2)
NET CASH USED IN FINANCING ACTIVITIES	(60.3)	(76.2)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	0.1	0.1
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(44.5)	33.1
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	48.3	5.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3.8	$38.7

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest expense capitalized	$8.9	$10.7
Cash paid during period for income taxes	$2.1	$0.1
Non-cash investing activities:
Liability for equipment acquired	$1.1	$1.4

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

For the three and nine months ended September 30, 2011 and 2010, discontinued operations reported on the condensed consolidated statements of operations include the gain on sale of the Woodlands, the reclassification of cumulative currency translation adjustments attributable to the Company’s Canadian subsidiaries into earnings and certain costs related to our former Canadian operations.  See Note 4, “Discontinued Operations.”

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K.  The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.  The Company’s investments in marketable securities are accounted for as “available-for-sale securities” in accordance with ASC Topic 320, Investments—Debt and Equity Securities (“ASC Topic 320”).  Pursuant to ASC Topic 320, marketable securities are reported at fair value on the condensed consolidated balance sheet and unrealized holding gains and losses are reported in other comprehensive income until realized upon sale. As of September 30, 2011, the cost and fair value of the Company’s marketable securities was $8.8 million.  At September 30, 2010, the Company had approximately $1.8 million in marketable securities classified as “Other Assets” on the condensed consolidated balance sheet. The Company’s marketable securities will be used for the payment of employee benefits.

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

Earnings (Loss) per Share (“EPS”)

The Company computes basic earnings per share (“EPS”) in accordance with ASC Topic 260, Earnings Per Share (“ASC Topic 260”).  In accordance with ASC Topic 260, share-based awards with non-forfeitable dividends are classified as participating securities. In calculating basic earnings per share, this method requires net income to be reduced by the amount of dividends declared in the current period for each participating security. Undistributed earnings for the period are allocated to participating securities based on the contractual participation rights of the security to share in those current earnings assuming all earnings for the period are distributed. Holders of restricted stock and restricted stock units (“RSUs”) have contractual participation rights that are equivalent to those of common stockholders. Therefore, the Company allocates undistributed earnings to restricted stock, RSUs and common stockholders based on their respective average ownership percentages for the period.

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

Diluted EPS was calculated to give effect to all potentially dilutive common shares using the “Treasury Stock” method. Outstanding stock options, stock appreciation rights (“SARS”) and target performance unit awards (“Performance Units”) represent the only potentially dilutive non-participating security effects on the Company’s weighted-average shares.  For the three and nine months ended September 30, 2011 approximately 1,370,000 and 1,360,000 potentially dilutive stock-based compensation awards, respectively, were excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s common stock for the period the options were outstanding.  For the three and nine months ended September 30, 2010 approximately 1,705,000 and 1,610,000 potentially dilutive stock-based compensation awards, respectively, were excluded from the computation of dilutive common shares.

The following table presents the computation of basic and diluted EPS (dollars in millions except per share amounts, shares in thousands):

Earnings (Loss) Per Basic Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income from continuing operations	$6.8	$4.7	$21.6	$18.3
Distributed and undistributed amounts allocated to participating securities	(0.1)	—	(0.3)	(0.1)
Income from continuing operations available to common stockholders	6.7	4.7	21.3	18.2
Income (loss) from discontinued operations, net of income taxes	(0.1)	(0.6)	(0.2)	134.0
Undistributed amounts allocated to participating securities	—	—	—	(0.5)
Net income available to common stockholders	$6.6	$4.1	$21.1	$151.7

Weighted-average basic shares outstanding	15,011	14,763	14,933	14,727

Basic
Continuing operations	$0.44	$0.32	$1.42	$1.24
Discontinued operations	—	(0.04)	(0.01)	9.06
	$0.44	$0.28	$1.41	$10.30

Earnings (Loss) Per Diluted Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income from continuing operations	$6.8	$4.7	$21.6	$18.3
Distributed and undistributed amounts allocated to participating securities	(0.1)	—	(0.4)	(0.1)
Income from continuing operations available to common stockholders	6.7	4.7	21.2	18.2
Income (loss) from discontinued operations, net of income taxes	(0.1)	(0.6)	(0.2)	134.0
Undistributed amounts allocated to participating securities	—	—	—	(0.5)
Net income available to common stockholders	$6.6	$4.1	$21.0	$151.7

Weighted-average basic shares outstanding	15,011	14,763	14,933	14,727
Add: Assumed incremental shares under stock compensation plans	642	857	735	721

Weighted-average diluted shares	15,653	15,620	15,668	15,448

Diluted
Continuing operations	$0.42	$0.30	$1.35	$1.18
Discontinued operations	—	(0.04)	(0.01)	8.64
	$0.42	$0.26	$1.34	$9.82

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

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-08 (“ASU No. 2011-08”) which amends ASC Topic 350, Intangibles—Goodwill and Other Testing Goodwill for Impairment (“ASC Topic 350”).  ASU Topic No. 2011-08 gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in ASC Topic 350. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under ASU No. 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period.

Under ASU No. 2011-08, an entity no longer is permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year as previously permitted by ASC Topic 350. ASU No. 2011-08 does not change the current guidance for testing other indefinite lived intangible assets for impairment.

ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company will adopt ASU No. 2011-08 in its annual financial statements for the year ended December 31, 2011.  The adoption of ASU No. 2011-08 is not expected to have a material effect on the Company’s financial position or results of operations or cash flows.

As of September 30, 2011, no other amendments to the ASC had been issued that will have or are reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 3.  Comprehensive Income (Loss)

Comprehensive income (loss) includes, in addition to net income (loss), gains and losses recorded directly into stockholders’ equity on the condensed consolidated balance sheet. These gains and losses are referred to as other comprehensive income items. Accumulated other comprehensive income (loss) consists of foreign currency translation gains and (losses), unrealized deferred gains and (losses) on “available-for-sale” securities and adjustments related to pensions and other post-retirement benefits. The Company does not provide income taxes for foreign currency translation adjustments related to indefinite investments in foreign subsidiaries. The sale of the Woodlands resulted in the substantially complete liquidation of the Company’s investment in Neenah Canada. In accordance with ASC Topic 830, for the nine months ended September 30, 2010, $87.9 million of cumulative currency translation adjustments attributable to the Company’s Canadian subsidiaries were reclassified into earnings and recognized as part of the gain on sale of the Woodlands.  As of September 30, 2011 and December 31, 2010, accumulated other comprehensive losses were $11.6 million and $17.5 million, respectively.

The following table presents the components of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$6.7	$4.1	$21.4	$152.3
Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss)	(11.0)	19.7	4.7	(10.2)
Reclassification of cumulative translation adjustments related to investments in Canada	—	—	—	(87.9)
Unrealized loss on “available-for-sale” securities, net of income taxes	(0.1)	—	—	—
Adjustments to pension and other post-employment benefit liabilities, net of income taxes	0.4	(0.1)	1.2	(1.1)
Total other comprehensive income (loss)	(10.7)	19.6	5.9	(99.2)
Comprehensive income (loss)	$(4.0)	$23.7	$27.3	$53.1

Note 4.  Discontinued Operations

In March 2010, Neenah Canada sold the Woodlands to Northern Pulp, for C$82.5 million ($78.6 million). The sale resulted in a pre-tax gain, net of fees and other transaction costs, of $74.1 million. The sale resulted in the substantially complete liquidation of the Company’s investment in Neenah Canada.  In accordance with ASC Topic 830, $87.9 million of cumulative currency translation adjustments attributable to the Company’s Canadian subsidiaries were reclassified into earnings and recognized as part of the gain on sale of the Woodlands. The sale of the Woodlands represented the cessation of the Company’s operating activities in Canada; however, the Company does have certain continuing post-employment benefit obligations related to its former Canadian operations.

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

The following table summarizes the results of discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales (a)	$—	$—	$—	$1.4

Income (loss) from operations before income taxes	$(0.1)	$(0.1)	$(0.3)	$1.0
Gain on disposal of the Woodlands	—	—	—	74.1
Reclassification of cumulative translation adjustments related to investments in Canada	—	—	—	87.9
Gain on disposal	—	—	—	162.0
Income (loss) before income taxes	(0.1)	(0.1)	(0.3)	163.0
(Provision) benefit for income taxes	—	(0.5)	0.1	(29.0)
Income (loss) from discontinued operations, net of income taxes	$(0.1)	$(0.6)	$(0.2)	$134.0

(a)          Represent timber sales pursuant to the Stumpage Agreement.

Note 5.  Supplemental Balance Sheet Data

The following presents inventories by major class:

	September 30, 2011	December 31, 2010
Inventories by major class:
Raw materials	$21.5	$18.5
Work in progress	14.2	13.3
Finished goods	52.9	48.2
Supplies and other	1.7	1.7
	90.3	81.7
Adjust FIFO inventories to LIFO cost	(14.5)	(12.3)
Total	$75.8	$69.4

The FIFO values of inventories valued on the LIFO method were $63.8 million and $57.0 million as of September 30, 2011 and December 31, 2010, respectively.

Note 6.  Debt

Long-term debt consisted of the following:

	September 30, 2011	December 31, 2010
Senior Notes (7.375% fixed rate) due November 2014	$158.0	$223.0
Revolving bank credit facility (variable rates) due November 2015	6.1	—
Neenah Germany project financing (3.8% fixed rate) due in 16 equal semi-annual installments ending December 2016	9.3	10.0
Neenah Germany revolving lines of credit (variable rates)	17.1	11.9
Total debt	190.5	244.9
Less: Debt payable within one year	18.8	13.6
Long-term debt	$171.7	$231.3

Senior Unsecured Notes

On November 30, 2004, the Company issued $225 million aggregate principal amount of ten-year senior unsecured notes (the “Senior Notes”). Interest on the Senior Notes is payable May 15 and November 15 of each year. The Senior Notes are fully and unconditionally guaranteed by substantially all of the Company’s subsidiaries, with the exception of our non-Canadian international subsidiaries.

On March 10, 2011, the Company completed an early redemption of $65 million in aggregate principal amount of the Senior Notes (the “Early Redemption”) plus a call premium of 2.458 percent.  The Early Redemption was financed with approximately $34 million of cash on hand, with the remainder provided by borrowings under the Company’s revolving credit facility.  For the nine months ended September 30, 2011, the Company recognized a pre-tax loss of approximately $2.4 million in connection with the Early Redemption, including the write-off of related unamortized debt issuance costs.

During the 12-month period commencing on November 15, 2011, the Company may redeem all or any portion of the Senior Notes at 101.229 percent of the principal amount plus accrued and unpaid interest.  Commencing on or after November 15, 2012, the Company may redeem all or any portion of the Senior Notes at 100 percent of the principal amount plus accrued and unpaid interest.

Amended and Restated Secured Revolving Credit Facility

On March 31, 2011, the Company entered into the first amendment to its amended and restated credit agreement, dated as of November 5, 2009 (as amended, the “Credit Agreement”).  As of September 30, 2011, the Credit Agreement consists of a $95 million senior, secured revolving credit facility (the “Revolver”).  The Company’s ability to borrow under the Revolver is limited to the lowest of (a) $95 million; (b) the Company’s borrowing base (as determined in accordance with the Credit Agreement) and (c) the applicable cap on the amount of “credit facilities” under the indenture for the Senior Notes.  Under certain conditions, the Company has the ability to increase the size of the Revolver to $150 million. The total commitment under the Credit Agreement cannot exceed $150 million. The Credit Agreement will terminate on November 30, 2015 or on August 31, 2014 if the Senior Notes have not been repurchased, defeased, refinanced or extended as of such date. The Credit Agreement is secured by substantially all of the assets of the Company and the subsidiary borrowers. Neenah Germany is not obligated with respect to the Credit Agreement, either as a borrower or a guarantor.

The Revolver bears interest at either (1) a prime rate-based index plus a percentage ranging from 0.75 percent to 1.00 percent, or (2) LIBOR plus a percentage ranging from 2.25 percent to 2.50 percent, depending upon the amount of borrowing availability under the Revolver.  The Company is also required to pay a monthly facility fee on the unused amount of the Revolver commitment at a per annum rate ranging between 0.375 percent and 0.50 percent, depending upon usage under the Revolver.

As of September 30, 2011, the weighted-average interest rate on outstanding Revolver borrowings was 3.2 percent per annum. Interest on amounts borrowed under the Revolver is paid monthly. Amounts outstanding under the Revolver may be repaid, in whole or in part, at any time without premium or penalty except for specified make-whole payments on LIBOR-based loans.  All principal amounts outstanding under the Revolver are due and payable on the date of termination of the Credit Agreement. Borrowing availability under the Revolver varies over time depending on the value of the Company’s inventory, receivables and various capital assets.  Borrowing availability under the Revolver is reduced by outstanding letters of credit and reserves for certain other items as defined in the Credit Agreement. As of September 30, 2011, the Company had $6.1 million of Revolver borrowings outstanding, approximately $0.9 million of outstanding letters of credit and other items, and $77.5 million of available credit under the Revolver.

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

The Credit Agreement contains covenants with which the Company must comply during the term of the agreement.  Among other things, such covenants restrict the Company’s ability to incur certain additional debt, make specified restricted payments, authorize or issue capital stock, enter into transactions with affiliates, consolidate or merge with or acquire another business, sell certain of its assets, or dissolve or wind up.  In addition, if borrowing availability under the Restated Credit Agreement is less than $20 million, the Company would be required to achieve a fixed charge coverage ratio (as defined in the Restated Credit Agreement) of not less than 1.1 to 1.0 for the preceding 12-month period, tested as of the end of such quarter.  As of September 30, 2011, borrowing availability under the Restated Credit Agreement was $77.5 million and the Company was not required to comply with the fixed charge coverage ratio.

The Company’s ability to pay cash dividends on its common stock is limited under the terms of both the Credit Agreement and the Senior Notes. At September 30, 2011, under the most restrictive terms of these agreements, the Company’s ability to pay cash dividends on its common stock is limited to a total of $8 million in a 12-month period.

Other Debt

In December 2006, Neenah Germany entered into a 10-year agreement with HypoVereinsbank and IKB Deutsche Industriebank AG to provide €10.0 million of project financing (the “German Loan Agreement”). As of September 30, 2011, €6.9 million ($9.3 million, based on exchange rates at September 30, 2011) was outstanding under the German Loan Agreement.

Neenah Germany has a revolving line of credit with HypoVereinsbank (the “HypoVereinsbank Line of Credit”) that provides for borrowings of up to €15 million for general corporate purposes. The HypoVereinsbank Line of Credit is secured by the domestic accounts receivable of Neenah Germany. As of September 30, 2011 and December 31, 2010, the weighted-average interest rate on outstanding HypoVereinsbank Line of Credit borrowings was 4.6 percent per annum and 3.8 percent per annum, respectively. As of September 30, 2011, €10.0 million ($13.6 million, based on exchange rates at September 30, 2011) was outstanding under the HypoVereinsbank Line of Credit and €5.0 million ($6.8 million, based on exchanges rates at September 30, 2011) of credit was available.

In January 2011, Neenah Germany entered into an agreement with Commerzbank AG (“Commerzbank”) to provide up to €3.0 million of unsecured revolving credit borrowings for general corporate purposes (the “Commerzbank Line of Credit”).  The Commerzbank Line of Credit may be terminated by either the Company or Commerzbank upon giving proper notice.  Commerzbank Line of Credit borrowings are denominated in Euros.  As of September 30, 2011, the weighted average interest rate on Commerzbank Line of Credit borrowings is 3.6 percent per annum.  The interest rate on Commerzbank Line of Credit borrowings cannot exceed five percent per annum and is payable monthly.  Principal may be repaid at any time without penalty. As of September 30, 2011, €2.6 million ($3.5 million, based on exchange rates at September 30, 2011) was outstanding under the Commerzbank Line of Credit and €0.4 million ($0.6 million, based on exchanges rates at September 30, 2011) of credit was available.

Neenah Germany’s ability to pay dividends or transfer funds to the Company is limited under the terms of both the HypoVereinsbank and Commerzbank lines of credit, to not exceed certain limits defined in the agreements without lenders approval or repayment of the amount outstanding under the lines of credit. As of September 30, 2011, €12.6 million ($17.1 million, based on exchange rates at September 30, 2011) was outstanding under the HypoVereinsbank and Commerzbank lines of credit.  In addition, the terms of the HypoVereinsbank and Commerzbank lines of credit require Neenah Germany to maintain a ratio of stockholder’s equity to total assets equal to or greater than 45 percent.  The Company was in compliance with all provisions of the HypoVereinsbank and Commerzbank lines of credit as of September 30, 2011.

Note 7.  Pension and Other Postretirement Benefits

Pension Plans

Substantially all active employees of the Company’s U.S. operations participate in defined benefit pension plans and/or defined contribution retirement plans. Neenah Germany has defined benefit retirement plans designed to provide a monthly pension for substantially all its employees in Germany. In addition, the Company maintains a supplemental retirement contribution plan (the “SERP”) which is a non-qualified defined benefit plan. The Company provides benefits under the SERP to the extent necessary to fulfill the intent of its defined benefit retirement plans without regard to limitations set by the Internal Revenue Code on qualified defined benefit plans.

The following table presents the components of net periodic benefit cost:

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended September 30,
	2011	2010	2011	2010
Service cost	$1.0	$1.1	$0.4	$0.4
Interest cost	3.6	3.5	0.5	0.5
Expected return on plan assets (a)	(3.7)	(3.5)	—	—
Recognized net actuarial loss	0.4	0.3	0.1	—
Amortization of prior service cost	0.1	—	0.1	0.1
Amount of settlement loss recognized	—	0.3	—	—
Net periodic benefit cost	$1.4	$1.7	$1.1	$1.0

	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$3.0	$3.2	$1.3	$1.2
Interest cost	10.9	10.5	1.7	1.6
Expected return on plan assets (a)	(11.2)	(10.3)	—	—
Recognized net actuarial loss	1.2	0.9	0.2	—
Amortization of prior service cost	0.2	0.1	0.3	0.3
Amount of settlement loss recognized	—	0.3	—	—
Net periodic benefit cost	$4.1	$4.7	$3.5	$3.1

(a)          The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

The Company expects to make aggregate contributions to qualified and non-qualified defined benefit pension trusts and pay pension benefits for unfunded pension plans of approximately $19 million (based on exchange rates at September 30, 2011) in calendar 2011.  For the nine months ended September 30, 2011, the Company made approximately $15.3 million of such payments.

Note 8.  Stock Compensation Plan

The Company reserved 3,500,000 shares of $0.01 par value common stock (“Common Stock”) for issuance under the 2004 Omnibus Stock and Incentive Plan (the “Omnibus Plan”).  As of September 30, 2011, approximately 1,140,000 shares of Common Stock were reserved for future issuance under the Omnibus Plan. As of September 30, 2011, the number of shares available for future issuance was not reduced by outstanding SARs because the closing market price for the Company’s common stock was less than the exercise price of all outstanding SARs. The Company accounts for stock-based compensation pursuant to the fair value recognition provisions of ASC Topic 718, Compensation—Stock Compensation (“ASC Topic 718”).

Valuation and Expense Information

Substantially all stock-based compensation expense is recorded in selling, general and administrative expenses on the condensed consolidated statements of operations.  The following table summarizes stock-based compensation expense and related income tax benefits.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock-based compensation expense	$0.9	$1.2	$3.1	$3.7
Income tax benefit	(0.4)	(0.4)	(1.2)	(1.4)
Stock-based compensation, net of income tax benefit	$0.5	$0.8	$1.9	$2.3

The following table summarizes total compensation costs related to the Company’s equity awards and amounts recognized in the nine months ended September 30, 2011.

	Stock Options	Restricted Stock
Unrecognized compensation cost — December 31, 2010	$1.0	$2.4
Grant date fair value of current year grants	1.3	2.3
Compensation expense recognized	(1.2)	(1.9)
Unrecognized compensation cost — September 30, 2011	$1.1	$2.8
Expected amortization period (in years)	1.8	1.8

Stock Options and SARs

For the nine months ended September 30, 2011, the Company awarded nonqualified stock options to Long-Term Incentive Plan (the “LTIP”) participants to purchase approximately 148,000 shares of Common Stock (subject to forfeiture due to termination of employment and other conditions). In addition, the Company awarded to non-employee members of the board of directors nonqualified stock options to purchase 4,290 shares of Common Stock.  For the nine months ended September 30, 2011, the weighted-average exercise price of such nonqualified stock option awards was $19.55 per share. The weighted-average grant date fair value for stock options granted during the nine months ended September 30, 2011 was $8.34 per share and was estimated using the Black-Scholes option valuation model with the following assumptions:

Nine months Ended September 30, 2011
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

For the three and nine months ended September 30, 2011, the aggregate pre-tax intrinsic value of stock options exercised was approximately $0.5 million and $1.9 million, respectively. For the nine months ended September 30, 2010, the aggregate pre-tax intrinsic value of stock options exercised was approximately $0.5 million. For the nine months ended September 30, 2011, the Company recognized excess tax benefits related to the exercise or vesting of stock-based awards of approximately $0.8 million. The aggregate intrinsic value of approximately 1,765,000 stock options that were exercisable at September 30, 2011 was $2.1 million. The aggregate intrinsic value of approximately 1,615,000 stock options that were exercisable at December 31, 2010 was $2.3 million.

The aggregate grant date fair value of approximately 480,000 stock options and SARs that vested during the nine months ended September 30, 2011, was $2.0 million. As of September 30, 2011, certain participants met age and service requirements that allowed their stock options to qualify for accelerated vesting upon retirement. As of September 30, 2011, such LTIP participants held options to purchase 60,000 shares of common stock that would have been exercisable if they had retired as of such date. The aggregate grant date fair value of options subject to accelerated vesting was $0.3 million. Stock options subject to accelerated vesting for expense recognition become exercisable according to the contract terms of the stock-based awards.

As of September 30, 2011, the aggregate intrinsic value of 2,145,000 stock options and SARs that were vested or expected to vest was $3.0 million.  The weighted-average grant date fair value of such stock options was $8.75 per share. As of December 31, 2010, the weighted-average grant date fair value and aggregate intrinsic value of 2,320,000 stock options that were vested or expected to vest was $8.34 per share and $8.6 million, respectively.

As of September 30, 2011, the Company had approximately 395,000 unvested stock options with a weighted-average grant date fair value of $5.26 per share. As of December 31, 2010, approximately 725,000 unvested stock options were outstanding with a weighted-average grant date fair value of $3.88 per share.

Performance Units

For the nine months ended September 30, 2011, the Company granted target awards of 124,800 Performance Units to LTIP participants. The measurement period for the Performance Units is January 1, 2011 through December 31, 2011. Common Stock equal to between 40 percent and 200 percent of the Performance Unit target will be awarded based on the Company’s return on invested capital, revenue growth for the Technical Products segment, the level of cash flow for the Fine Paper segment and total return to shareholders relative to a peer group of companies and the Russell 2000® Value small cap index. The weighted-average grant date fair value for the Performance Units was $20.86 per share. Compensation cost is recognized pro rata over the vesting period.

RSUs

For the nine months ended September 30, 2011, the Company awarded 7,200 RSUs to non-employee members of the Company’s Board of Directors (“Director Awards”).  The weighted average grant date fair value of such awards was $22.44 per share.  Director Awards vest one year from the date of grant. During the vesting period, the holders of Director Awards are entitled to dividends, but the shares do not have voting rights and are forfeited in the event the holder is no longer a member of the Board of Directors. In addition, the Company issued 413 RSUs in lieu of dividends on RSUs held by non-U.S. employees and a member of the Board of Directors.

Note 9.  Goodwill and Other Intangible Assets

The following table presents changes in the carrying amount of goodwill for the nine months ended September 30, 2011.  All such goodwill is reported in the Technical Products segment.

	Gross Amount	Cumulative Impairment Losses	Net
Balance at December 31, 2010	$91.4	$(49.9)	$41.5
Foreign currency translation	2.4	(1.3)	1.1

Balance at September 30, 2011	$93.8	$(51.2)	$42.6

The following table presents the gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization.

	September 30, 2011		December 31, 2010
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets
Customer based intangibles	$14.7	$(4.9)	$14.4	$(4.1)
Trade names and trademarks	5.7	(2.8)	6.1	(2.3)
Acquired technology	1.1	(0.6)	1.1	(0.5)
Total	21.5	(8.3)	21.6	(6.9)
Unamortizable intangible assets:
Trade names	10.1	—	9.3	—

Total	$31.6	$(8.3)	$30.9	$(6.9)

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

Income Taxes

The Company is continuously undergoing examination by the Internal Revenue Service (the “IRS”) as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by the Company on its income tax returns.

US Tax Audit - Tax Years 2007 and 2008

In December 2010, the IRS issued a Revenue Agent’s Report for the 2007 and 2008 tax years. In January 2011, the Company submitted a protest to the Appeals Division of the IRS with respect to certain unresolved issues which involve a proposed IRS adjustment with respect to dual consolidated losses (“DCLs”) and the recapture of net operating losses emanating from the Company’s former Canadian operations.  The Company’s protest asserts that the IRS made several errors in its assessment of the DCL rules and, as such, the proposed adjustment is erroneous.  As of September 30, 2011 and December 31, 2010, no amounts were reserved related to these issues.  Management intends to vigorously contest this proposed adjustment, however, the outcome is uncertain and, should the Company not prevail, the outcome could have a material adverse effect on the Company’s results of operations, cash flows and financial position. Although it is reasonably possible that these matters could be resolved in our favor during the next 12 months, the timing is uncertain.  We believe it is remote that our liability for unrecognized tax benefits related to these matters will significantly increase within the next 12 months.

German Tax Audit - Tax Years 2005 to 2007

In November 2010, the Company received a tax examination report from the German tax authorities challenging certain interest expense deductions claimed on the Company’s tax returns for the years 2006 and 2007.  The Company is indemnified by FiberMark, Inc. for any tax liabilities arising from the operations of Neenah Germany prior to October 2006.  The Company believes that the finding in the report is improper and will be rejected on appeal.  As expected, in August 2011, the Company received tax assessments totaling €3.7 million ($5.1 million, based on exchange rates at September 30, 2011) from the German tax authorities and such assessments were appealed.  As of September 30, 2011 and December 31, 2010, no amounts were reserved related to these issues.  Management intends to vigorously contest the finding in the report, however, the outcome is uncertain and, should the Company not prevail, the outcome could have a material adverse effect on the Company’s results of operations, cash flows and financial position. Although it is reasonably possible that these matters could be resolved in our favor during the next 12 months, the timing is uncertain.  We believe it is remote that our liability for unrecognized tax benefits related to these matters will significantly increase within the next 12 months.

Indemnifications

Pursuant to a Distribution Agreement, an Employee Matters Agreement and a Tax Sharing Agreement, the Company has agreed to indemnify Kimberly-Clark Corporation for certain liabilities or risks related to the spin-off. Many of the potential indemnification liabilities under these agreements are unknown, remote or highly contingent. As of September 30, 2011, management believes the Company has no liability under such indemnification obligations.

Employees and Labor Relations

As of September 30, 2011, no hourly employees in the United States were covered by collective bargaining agreements that have expired or will expire within the next 12-months.  Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the “IG BCE”).  In December 2010, the IG BCE and a national trade association representing all employers in the industry signed a new collective bargaining agreement covering union employees of Neenah Germany that expires in November 2011. Union membership is voluntary and under German law does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement with the IG BCE that expires in November 2011 cannot be determined.  The Company believes it has satisfactory relations with its employees covered by the collective bargaining agreement with the IG BCE and does not expect the negotiation of  a new collective bargaining agreements to have a material effect on its results of operations or cash flows.

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

The following table summarizes the net sales, operating income and total assets for each of the Company’s business segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales
Technical Products	$107.1	$94.8	$326.9	$292.2
Fine Paper	67.8	66.7	203.6	205.2
Consolidated	$174.9	$161.5	$530.5	$497.4

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating income
Technical Products	$5.6	$7.0	$25.9	$24.8
Fine Paper	9.5	8.7	30.0	27.4
Unallocated corporate costs	(2.6)	(4.0)	(12.9)	(10.4)
Consolidated	$12.5	$11.7	$43.0	$41.8

	September 30, 2011	December 31, 2010
Total Assets
Technical Products	$357.2	$337.9
Fine Paper	161.2	162.2
Corporate and other	57.2	106.6
Total	$575.6	$606.7

Note 12.  Condensed Consolidating Financial Information

Neenah Paper Company of Canada, Neenah Paper Michigan, Inc. and Neenah Paper Sales, Inc. (the “Guarantor Subsidiaries”) guarantee the Company’s Senior Notes. The Guarantor Subsidiaries are 100 percent owned by the Company and all guarantees are full and unconditional.  The following condensed consolidating financial information is presented in lieu of consolidated financial statements for the Guarantor Subsidiaries as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2011

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$67.1	$34.4	$73.4	$—	$174.9
Cost of products sold	51.7	29.2	66.6	—	147.5
Gross profit	15.4	5.2	6.8	—	27.4
Selling, general and administrative expenses	9.2	2.1	3.8	—	15.1
Other (income) expense - net	(0.2)	0.1	(0.1)	—	(0.2)
Operating income	6.4	3.0	3.1	—	12.5
Equity in earnings of subsidiaries	(5.1)	—	—	5.1	—
Interest expense-net	3.3	—	0.3	—	3.6
Income from continuing operations before income taxes	8.2	3.0	2.8	(5.1)	8.9
Provision for income taxes	1.5	0.4	0.2	—	2.1
Income from continuing operations	6.7	2.6	2.6	(5.1)	6.8
Loss from discontinued operations, net of income taxes	—	(0.1)	—	—	(0.1)
Net income	$6.7	$2.5	$2.6	$(5.1)	$6.7

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2010

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$66.0	$37.3	$58.2	$—	$161.5
Cost of products sold	51.7	29.1	52.9	—	133.7
Gross profit	14.3	8.2	5.3	—	27.8
Selling, general and administrative expenses	10.5	2.8	3.3	—	16.6
Other income - net	(0.3)	—	(0.2)	—	(0.5)
Operating income	4.1	5.4	2.2	—	11.7
Equity in earnings of subsidiaries	(4.1)	—	—	4.1	—
Interest expense-net	4.6	—	0.2	—	4.8
Income from continuing operations before income taxes	3.6	5.4	2.0	(4.1)	6.9
Provision (benefit) for income taxes	(0.5)	2.1	0.6	—	2.2
Income from continuing operations	4.1	3.3	1.4	(4.1)	4.7
Loss from discontinued operations, net of income taxes	—	(0.6)	—	—	(0.6)
Net income	$4.1	$2.7	$1.4	$(4.1)	$4.1

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2011

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$202.0	$110.8	$217.7	$—	$530.5
Cost of products sold	153.8	90.0	192.6	—	436.4
Gross profit	48.2	20.8	25.1	—	94.1
Selling, general and administrative expenses	30.7	7.7	11.7	—	50.1
Loss on retirement of bonds	2.4	—	—	—	2.4
Other (income) expense - net	(0.5)	0.3	(1.2)	—	(1.4)
Operating income	15.6	12.8	14.6	—	43.0
Equity in earnings of subsidiaries	(20.8)	—	—	20.8	—
Interest expense-net	10.9	0.1	0.8	—	11.8
Income from continuing operations before income taxes	25.5	12.7	13.8	(20.8)	31.2
Provision for income taxes	4.1	4.2	1.3	—	9.6
Income from continuing operations	21.4	8.5	12.5	(20.8)	21.6
Loss from discontinued operations, net of income taxes	—	(0.2)	—	—	(0.2)
Net income	$21.4	$8.3	$12.5	$(20.8)	$21.4

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2010

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$201.2	$112.7	$183.5	$—	$497.4
Cost of products sold	153.8	90.9	160.4	—	405.1
Gross profit	47.4	21.8	23.1	—	92.3
Selling, general and administrative expenses	32.6	7.9	11.1	—	51.6
Other (income) expense - net	(0.6)	0.5	(1.0)	—	(1.1)
Operating income	15.4	13.4	13.0	—	41.8
Equity in earnings of subsidiaries	(152.7)	—	—	152.7	—
Interest expense-net	14.5	0.2	0.8	—	15.5
Income from continuing operations before income taxes	153.6	13.2	12.2	(152.7)	26.3
Provision for income taxes	1.3	5.2	1.5	—	8.0
Income from continuing operations	152.3	8.0	10.7	(152.7)	18.3
Income from discontinued operations, net of income taxes	—	134.0	—	—	134.0
Net income	$152.3	$142.0	$10.7	$(152.7)	$152.3

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2011

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$0.1	$2.1	$1.6	$—	$3.8
Marketable securities	7.0	—	—	—	7.0
Accounts receivable, net	24.8	17.5	40.3	—	82.6
Inventories	36.8	9.7	29.3	—	75.8
Deferred income taxes	20.0	2.2	(0.1)	—	22.1
Intercompany amounts receivable	17.5	43.6	—	(61.1)	—
Prepaid and other current assets	4.7	2.0	6.4	—	13.1
Total current assets	110.9	77.1	77.5	(61.1)	204.4
Property, plant and equipment, at cost	268.5	101.9	218.2	—	588.6
Less accumulated depreciation	196.7	68.4	61.8	—	326.9
Property, plant and equipment — net	71.8	33.5	156.4	—	261.7
Investments In Subsidiaries	249.7	—	—	(249.7)	—
Deferred Income Taxes	28.9	3.8	—	—	32.7
Goodwill	—	—	42.6	—	42.6
Intangible Assets—net	2.8	—	20.5	—	23.3
Other Assets	5.6	—	5.3	—	10.9
TOTAL ASSETS	$469.7	$114.4	$302.3	$(310.8)	$575.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$—	$—	$18.8	$—	$18.8
Accounts payable	14.8	5.9	12.8	—	33.5
Intercompany amounts payable	43.6	17.5	—	(61.1)	—
Accrued expenses	33.0	7.0	16.6	—	56.6
Total current liabilities	91.4	30.4	48.2	(61.1)	108.9
Long-term Debt	164.1	—	7.6	—	171.7
Deferred Income Taxes	—	—	18.2	—	18.2
Noncurrent Employee Benefits and Other	27.9	26.1	36.5	—	90.5
TOTAL LIABILITIES	283.4	56.5	110.5	(61.1)	389.3
STOCKHOLDERS’ EQUITY	186.3	57.9	191.8	(249.7)	186.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$469.7	$114.4	$302.3	$(310.8)	$575.6

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2010

	Neenah Paper, Inc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$45.0	$2.4	$0.9	$—	$48.3
Accounts receivable, net	24.2	16.5	30.0	—	70.7
Inventories	33.7	9.0	26.7	—	69.4
Deferred income taxes	17.1	2.4	—	—	19.5
Intercompany amounts receivable	17.3	47.5	—	(64.8)	—
Prepaid and other current assets	5.1	1.8	7.2	—	14.1
Total current assets	142.4	79.6	64.8	(64.8)	222.0
Property, plant and equipment at cost	266.0	101.5	201.0	—	568.5
Less accumulated depreciation	189.5	66.3	50.8	—	306.6
Property, plant and equipment — net	76.5	35.2	150.2	—	261.9
Investments in subsidiaries	237.1	—	—	(237.1)	—
Deferred Income Taxes	39.3	3.8	—	—	43.1
Goodwill	—	—	41.5	—	41.5
Intangible assets, net	2.8	—	21.2	—	24.0
Other Assets	8.4	0.1	5.7	—	14.2
TOTAL ASSETS	$506.5	$118.7	$283.4	$(301.9)	$606.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$—	$—	$13.6	$—	$13.6
Accounts payable	14.5	5.2	10.7	—	30.4
Intercompany amounts payable	47.5	17.3	—	(64.8)	—
Accrued expenses	27.5	7.7	12.9	—	48.1
Total current liabilities	89.5	30.2	37.2	(64.8)	92.1
Long-term Debt	223.0	—	8.3	—	231.3
Deferred Income Taxes	—	—	19.4	—	19.4
Noncurrent Employee Benefits and Other Obligations	34.8	34.2	35.7	—	104.7
TOTAL LIABILITIES	347.3	64.4	100.6	(64.8)	447.5
STOCKHOLDERS’ EQUITY	159.2	54.3	182.8	(237.1)	159.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$506.5	$118.7	$283.4	$(301.9)	$606.7

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2011

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income	$21.4	$8.3	$12.5	$(20.8)	$21.4
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9.0	3.2	11.3	—	23.5
Stock-based compensation	2.9	—	0.2	—	3.1
Excess tax benefit from stock-based compensation	(0.8)	—	—	—	(0.8)
Deferred income tax provision (benefit)	4.1	3.5	(1.7)	—	5.9
Loss on retirement of bonds	2.4	—	—	—	2.4
Increase in working capital	(4.0)	(1.1)	(5.1)	—	(10.2)
Equity in earnings of subsidiaries	(20.8)	—	—	20.8	—
Pension and other postretirement benefits	(0.7)	(4.5)	0.4	—	(4.8)
Other	(0.1)	(0.8)	(0.1)	—	(1.0)
NET CASH PROVIDED BY OPERATING ACTIVITIES	13.4	8.6	17.5	—	39.5
INVESTING ACTIVITIES
Capital expenditures	(4.2)	(1.8)	(12.9)	—	(18.9)
Purchase of marketable securities	(5.3)	—	—	—	(5.3)
Other	0.2	(0.1)	0.3	—	0.4
NET CASH USED IN INVESTING ACTIVITIES	(9.3)	(1.9)	(12.6)	—	(23.8)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	27.8	—	—	—	27.8
Debt issuance costs	(0.4)	—	—	—	(0.4)
Repayments of long-term debt	(88.4)	—	(0.9)	—	(89.3)
Short-term borrowings	—	—	8.5	—	8.5
Repayments of short-term debt	—	—	(3.7)	—	(3.7)
Proceeds from exercise of stock options	1.5	—	—	—	1.5
Excess tax benefit from stock-based compensation	0.8	—	—	—	0.8
Cash dividends paid	(5.0)	—	—	—	(5.0)
Intercompany transfers - net	15.2	(7.0)	(8.2)	—	—
Other	(0.5)	—	—	—	(0.5)
NET CASH USED IN FINANCING ACTIVITIES	(49.0)	(7.0)	(4.3)	—	(60.3)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	0.1	—	0.1
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(44.9)	(0.3)	0.7	—	(44.5)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	45.0	2.4	0.9	—	48.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$0.1	$2.1	$1.6	$—	$3.8

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine months ended September 30, 2010

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income	$152.3	$142.0	$10.7	$(152.7)	$152.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9.8	3.3	10.3	—	23.4
Stock-based compensation	3.6	—	0.1	—	3.7
Deferred income tax provision (benefit)	1.4	33.5	(1.1)	—	33.8
Gain on sale of the Woodlands	—	(74.1)	—	—	(74.1)
Reclassification of cumulative Canadian translation adjustments	—	(87.9)	—	—	(87.9)
(Increase) decrease in working capital	10.1	(4.9)	(7.1)	—	(1.9)
Equity in earnings of subsidiaries	(152.7)	—	—	152.7	—
Pension and other postretirement benefits	(0.5)	(5.9)	0.3	—	(6.1)
Other	(0.2)	(0.7)	0.1	—	(0.8)
NET CASH PROVIDED BY OPERATING ACTIVITIES	23.8	5.3	13.3	—	42.4
INVESTING ACTIVITIES
Capital expenditures	(4.6)	(1.7)	(4.6)	—	(10.9)
Purchase of marketable securities	(1.4)	—	—	—	(1.4)
Net proceeds from sale of the Woodlands	—	78.0	—	—	78.0
Proceeds from asset sales	0.1	—	—	—	0.1
Other	—	(0.1)	1.1	—	1.0
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(5.9)	76.2	(3.5)	—	66.8
FINANCING ACTIVITIES
Repayments of long-term debt	(69.8)	—	(0.7)	—	(70.5)
Short-term borrowings	—	—	9.2	—	9.2
Repayments of short-term debt	(0.9)	—	(9.7)	—	(10.6)
Proceeds from exercise of stock options	0.3	—	—	—	0.3
Cash dividends paid	(4.4)	—	—	—	(4.4)
Intercompany transfers - net	90.3	(81.4)	(8.9)	—	—
Other	(0.2)	—	—	—	(0.2)
NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	15.3	(81.4)	(10.1)	—	(76.2)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	0.1	—	0.1
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33.2	0.1	(0.2)	—	33.1
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2.1	2.0	1.5	—	5.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$35.3	$2.1	$1.3	$—	$38.7

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our financial position as of September 30, 2011 and our results of operations for the three and nine months ended September 30, 2011 and 2010. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” “Neenah” or the “Company” are intended to mean Neenah Paper, Inc. and its consolidated subsidiaries. (Tabular amounts in millions, except as noted)

Executive Summary

Operating results for the three months ended September 30, 2011 benefited from higher selling prices, an improved mix of products sold and spending controls, including reduced selling general and administrative (“SG&A”) expense.  These favorable factors were partially offset by higher manufacturing input costs, primarily for latex, softwood pulp and energy.  Over time, our businesses have been able to offset the increase in manufacturing input costs through a combination of higher selling prices and cost control efforts.  There can be no assurance, however, that these efforts will be successful in the future.

For the three months ended September 30, 2011, consolidated net sales increased approximately $13.4 million from the prior year period to $174.9 million.  Excluding the effect of changes in foreign currency exchange rates, net sales increased $6.8 million primarily due to higher Technical Products volume, increased selling prices and an improved mix.

Consolidated operating income of $12.5 million for the three months ended September 30, 2011 increased $0.8 million from the prior year period with higher income in Fine Paper and lower unallocated corporate expense offsetting a decline in Technical Products income.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, earnings before interest and taxes (which we refer to as “operating income”) and other information relevant to an understanding of our results of operations for the three and nine months ended September 30, 2011 and 2010.

Analysis of Net Sales— Three and nine months ended September 30, 2011 and 2010

The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Technical Products	61%	59%	62%	59%
Fine Paper	39%	41%	38%	41%
Total	100%	100%	100%	100%

Commentary:

The following table presents our net sales by segment for the three and nine months ended September 30, 2011and 2010:

			Change in Net Sales Compared to Prior Period
	Three Months			Change Due To
	Ended September 30,				Average
	2011	2010	Total Change	Volume	Net Price	Currency
Technical Products	$107.1	$94.8	$12.3	$3.6	$2.1	$6.6
Fine Paper	67.8	66.7	1.1	(2.3)	3.4	—
Consolidated	$174.9	$161.5	$13.4	$1.3	$5.5	$6.6

Consolidated net sales for the three months ended September 30, 2011 were $13.4 million higher than the prior year period primarily due to favorable currency exchange effects, higher average selling prices for both businesses and higher Technical Products sales volume.

•                  Net sales in our technical products business increased $12.3 million or 13 percent.  Excluding the effect of changes in foreign currency exchange rates, net sales increased $5.7 million or six percent due to increased shipment volume and higher average net prices.  Sales volumes increased almost four percent from the prior year due to strong growth in transportation filtration, wall covering, tape and label shipments.  Higher average net prices reflected both selling price increases as well as a higher value sales mix.  Favorable currency exchange effects reflected a 10 percent strengthening of the Euro relative to the U.S. dollar during the third quarter of 2011.

•                  Net sales in our fine paper business increased $1.1 million or two percent from the prior year period as a six percent increase in average net selling prices was partially offset by a four percent decrease in branded shipment volume.  Average net price was higher than the prior year due to a more favorable product mix and higher average selling prices.  The lower shipment volume was primarily due to a general decline in shipments for the Writing, Text and Cover (“WTC”) market as well as a reduction in certain lower value special-make sales.  These unfavorable variances were partially offset by increased revenue from targeted new markets such as packaging and international as well as direct envelope sales and the relaunch of our Classic brands.

The following table presents our net sales by segment for the nine months ended September 30, 2011and 2010:

			Change in Net Sales Compared to Prior Period
	Nine Months			Change Due To
	Ended September 30,				Average
	2011	2010	Total Change	Volume	Net Price	Currency
Technical Products	$326.9	$292.2	$34.7	$5.0	$15.7	$14.0
Fine Paper	203.6	205.2	(1.6)	(12.1)	10.5	—
Consolidated	$530.5	$497.4	$33.1	$(7.1)	$26.2	$14.0

Consolidated net sales for the nine months ended September 30, 2011 were $33.1 million higher than the prior year period primarily due to higher average selling prices and a more favorable product mix for both businesses and favorable currency exchange effects partially offset by lower fine paper volume.

•                  Net sales in our technical products business increased $34.7 million, or 12 percent, due to higher average net prices and favorable currency exchange effects.  The higher average net prices reflected a three percent increase in average selling prices and a more favorable product mix due to growth in premium filtration, labels and medical packaging products.  Favorable currency exchange effects reflected a seven percent strengthening of the Euro relative to the U.S. dollar during the first nine months of 2011.  Shipment volumes increased almost two percent from the prior year primarily due to strong growth in transportation filtration, wall covering, medical packaging products and label shipments.

•                  Net sales in our fine paper business decreased $1.6 million, or less than one percent, as higher average net selling prices were more than offset by a six percent decrease in shipment volume.  Average net price was five percent higher than the prior year due to higher average selling prices and a more favorable product mix.  The lower shipment volume was primarily due to a general decline in shipments for the WTC market and the absence in the current year of certain lower value special-make sales in 2010.  The general decline in shipment volume due to market conditions was partially offset by increased revenue from targeted new markets.

The following table sets forth line items from our condensed consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	84.3	82.8	82.3	81.4
Gross profit	15.7	17.2	17.7	18.6
Selling, general and administrative expenses	8.6	10.3	9.4	10.4
Loss on retirement of bonds	—	—	0.5	—
Other income - net	(0.1)	(0.3)	(0.3)	(0.2)
Operating income	7.2	7.2	8.1	8.4
Interest expense-net	2.1	2.9	2.2	3.1
Income from continuing operations before income taxes	5.1	4.3	5.9	5.3
Provision for income taxes	1.2	1.4	1.8	1.6
Income from continuing operations	3.9%	2.9%	4.1%	3.7%

Analysis of Operating Income—Three and nine months ended September 30, 2011 and 2010

Commentary:

The following table presents our operating income by segment for the three months ended September 30, 2011 and 2010:

			Change in Operating Income Compared to Prior Period
	Three Months			Change Due To
	Ended September 30,		Total		Net	Material
	2011	2010	Change	Volume (a)	Price (b)	Costs (c)	Currency	Other (d)
Technical Products	$5.6	$7.0	$(1.4)	$(0.3)	$2.5	$(3.1)	$0.2	$(0.7)
Fine Paper	9.5	8.7	0.8	(0.3)	2.8	(1.5)	—	(0.2)
Unallocated corporate costs	(2.6)	(4.0)	1.4	—	—	—	—	1.4
Consolidated	$12.5	$11.7	$0.8	$(0.6)	$5.3	$(4.6)	$0.2	$0.5

(a)	Includes changes in unit volume and over (under) absorption of fixed costs.
(b)	Includes changes in selling price and product mix.
(c)	Includes price changes for raw materials and energy.
(d)	Includes other manufacturing costs, distribution and selling, general and administrative expenses.

Consolidated operating income of $12.5 million for the three months ended September 30, 2011 increased $0.8 million from the prior year period due to higher average net price, partially offset by increased manufacturing input costs.

•         Operating income for our technical products business decreased $1.4 million or 20 percent from the prior year period primarily due to higher manufacturing input costs for latex, pulp and energy, partially offset by higher average net price.  The favorable net price comparison reflected higher average net selling prices and a more favorable product mix due to growth in premium products such as filtration.

•         Operating income for our fine paper business increased $0.8 million or nine percent from the prior year period primarily due to a more favorable product mix and higher average net selling prices, partially offset by higher manufacturing input costs, principally for hardwood pulp and cotton.

•         Unallocated corporate expenses for the three months ended September 30, 2011 were $2.6 million, or $1.4 million favorable to the prior year period primarily due to lower spending levels and the timing of certain items.

Commentary:

The following table presents our operating income (loss) by segment for the nine months ended September 30, 2011 and 2010:

			Change in Operating Income Compared to Prior Period
	Nine Months			Change Due To
	Ended September 30,		Total		Net	Material
	2011	2010	Change	Volume (a)	Price (b)	Costs (c)	Currency	Other (d) (e)
Technical Products	$25.9	$24.8	$1.1	$0.7	$14.0	$(14.3)	$0.7	$—
Fine Paper	30.0	27.4	2.6	(3.5)	9.5	(5.3)	—	1.9
Unallocated corporate costs	(12.9)	(10.4)	(2.5)	—	—	—	—	(2.5)
Consolidated	$43.0	$41.8	$1.2	$(2.8)	$23.5	$(19.6)	$0.7	$(0.6)

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

(e)                   For the nine months ended September 30, 2011 unallocated corporate costs include $2.4 million of costs related to the early redemption in March 2011 of $65 million of our Senior Notes (the “Early Redemption”).

Consolidated operating income of $43.0 million for the nine months ended September 30, 2011 increased $1.2 million from the prior year period.  Unallocated corporate costs for the nine months ended September 30, 2011 include $2.4 million of costs related to the Early Redemption.  Excluding costs related to the Early Redemption, consolidated operating income increased $3.6 million from the prior year due to higher average net price and the on-going benefits of cost control initiatives, partially offset by increased manufacturing input costs and lower fine paper volume.

•         Operating income for our technical products business increased $1.1 million or four percent from 2010 primarily due to higher average net selling prices and a more favorable product mix due to growth in premium filtration, label and heat transfer products, partially offset by higher manufacturing input costs for latex, pulp and energy.

•         Operating income for our fine paper business increased $2.6 million or nine percent from the prior year period primarily due to higher average net selling prices, a more favorable product mix and a more efficient cost structure, partially offset by higher manufacturing input costs, principally for hardwood pulp and cotton, and lower shipment volume.

•         Unallocated corporate expenses for the nine months ended September 30, 2011 were $2.5 million unfavorable to the prior year period primarily due to $2.4 million of costs related to the Early Redemption.  Excluding such costs, spending in 2011 was essentially unchanged from the prior year period.

Additional Statement of Operations Commentary:

•         Selling, general and administrative (“SG&A”) expense of $15.1 million for the three months ended September 30, 2011 was $1.5 million lower than the prior year period primarily due to lower spending levels and the timing of certain items. For the three months ended September 30, 2011, SG&A expense as a percentage of net sales was approximately 8.6 percent and was 1.7 percentage points lower than the prior year period due to lower SG&A expense in the current year period higher net sales in 2011.

•         For the three months ended September 30, 2011, we incurred net interest expense of $3.6 million which was $1.2 million lower than the prior year.  The favorable comparison was primarily due to lower average debt levels and lower weighted average interest rates in 2011 following the Early Redemption.

•         For the three months ended September 30, 2011, we recorded an income tax provision related to continuing operations of $2.1 million which resulted in an effective income tax rate of approximately 24 percent for the quarter and an effective income tax rate of 31 percent for the first nine months.  For the three months ended September 30, 2010, we recorded an income tax provision related to continuing operations of $2.2 million which resulted in an effective income tax rate of approximately 32 percent.  In general, our effective tax rate differs from the U.S. statutory tax rate of 35 percent primarily due to the benefits of our corporate tax structure and the proportion of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2011	2010
Net cash flow provided by (used in):
Operating activities	$39.5	$42.4
Investing activities:
Capital expenditures	$(18.9)	$(10.9)
Proceeds from sale of the Woodlands	—	78.0
Other investing activities	(4.9)	(0.3)
Total	$(23.8)	$66.8

Financing activities	$(60.3)	$(76.2)

Net increase (decrease) in cash and cash equivalents (a)	$(44.5)	$33.1

(a)               Includes the effect of exchange rate changes on cash and cash equivalents.

Operating Cash Flow Commentary:

•         Cash provided by operating activities of $39.5 million for the nine months ended September 30, 2011 was $2.9 million less than cash provided by operating activities of $42.4 million in the prior year period.  For the nine months ended September 30, 2011, our investment in working capital increased $10.2 million compared to an increase of $1.9 million in our investment in working capital in the prior year period. The increase in our investment in working capital for the nine months ended September 30, 2011 was primarily due to higher accounts receivable related to the seven percent year-over-year improvement in sales and higher inventories to support the growth in Fine Paper shipments to targeted new markets such as packaging and direct envelope sales. Excluding working capital changes, cash provided by operations for the current year increased $5.4 million from the prior year period primarily due to higher operating income.

•         As of September 30, 2011, we had more than $80 million of U.S. federal and $78 million of state net operating losses (“NOLs”).  If not used, substantially all of the NOLs will expire in various amounts between 2028 and 2030.

•         In November 2010, we received a tax examination report from the German tax authorities challenging certain interest expense deductions claimed on our tax returns for the years 2006 and 2007.  We are indemnified by FiberMark, Inc. for any tax liabilities arising from the operations of Neenah Germany prior to October 2006.  We believe that the finding in the report is improper and will be rejected on appeal.  As expected, in August 2011, we received tax assessments totaling €3.7 million ($5.1 million, based on exchange rates at September 30, 2011) from the German tax authorities and such assessments were appealed.  The tax authorities may require us to pay the tax assessments before the appeal process is concluded.  If so, we will request payment in installments over a four-quarter period, possibly beginning in the fourth quarter of 2011.

Investing Commentary:

•         For the nine months ended September 30, 2011, cash used by investing activities was $23.8 million, compared to cash provided by investing activities of $66.8 million in the prior year period.  Cash provided by investing activities for the nine months ended September 30, 2010 includes net proceeds from the sale of the Woodlands of $78.0 million.

•         Capital expenditures for the nine months ended September 30, 2011 were $18.9 million compared to spending of $10.9 million in the prior year period.  Capital expenditures in the current period were primarily to increase meltblown capacity in our German filtration business and for projects to increase the efficiency and cost effectiveness of our manufacturing assets.  We have aggregate planned capital expenditures for 2011 of approximately $20 million to $25 million. We believe that the level of our capital spending for 2011 will allow us to expand the capabilities of our manufacturing assets to successfully pursue strategic initiatives and maintain the efficiency and cost effectiveness of these assets.

Financing Commentary:

•         Our liquidity requirements are provided by cash generated from operations and short and long-term borrowings.

•         For the nine months ended September 30, 2011, cash and cash equivalents decreased $44.5 million to $3.8 million at September 30, 2011 from $48.3 million at December 31, 2010.  We used approximately $34 million of available cash and cash equivalents to partially finance the Early Redemption.

•         For the nine months ended September 30, 2011, debt decreased $54.4 million to $190.5 million at September 30, 2011 from $244.9 million at December 31, 2010.

•         On March 31, 2011, we entered into the first amendment to our bank credit agreement by entering into an amended credit agreement (as amended, the “Credit Agreement”).  As of September 30, 2011, the Credit Agreement consists of a $95 million senior, secured revolving credit facility (the “Revolver”).  Our ability to borrow under the Revolver is limited to the lowest of (a) $95 million; (b) our borrowing base (as determined in accordance with the Credit Agreement) and (c) the applicable cap on the amount of “credit facilities” under the indenture for the Senior Notes.  In addition, under certain conditions, we have the ability to increase the size of the Revolver to $150 million. The total commitment under the Credit Agreement cannot exceed $150 million. The Credit Agreement will terminate on November 30, 2015 or on August 31, 2014 if the Senior Notes have not been repurchased, defeased, refinanced or extended as of such date. The Credit Agreement is secured by substantially all of the assets of the Company and the subsidiary borrowers.

•         Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of September 30, 2011, we had $6.1 million outstanding under our Revolver, outstanding letters of credit and other items of $0.9 million and $77.5 million of available credit. In addition, we had €12.6 million ($17.1 million, based on exchange rates at September 30, 2011) outstanding under the German Lines of Credit and €5.4 million ($7.4 million, based on exchanges rates at September 30, 2011) of available credit.

•         For the nine months ended September 30, 2011 and 2010, we paid aggregate cash dividends of $0.33 per share ($5.0 million) and $0.30 per share ($4.4 million), respectively.

•         We have required debt payments through September 30, 2012 of $18.8 million.  Such payments include required amortization payments on our German Loan Agreement of approximately $1.7 million and $17.1 million on our German Lines of Credit.

•         In addition, from time to time, we may be in the market for the purpose of repurchasing our Senior Notes.  Any such purchases are not expected to have a material effect on our liquidity.

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

As of September 30, 2011, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f))  during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

Exhibit Number	Exhibit

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (furnished herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith).

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

November 9, 2011