Form 10-K
period 2011-12-31
Neenah Paper Inc
filed 2012-03-08
CIK 1296435

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32240

NEENAH PAPER, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1308307 (I.R.S. Employer Identification No.)
3460 Preston Ridge Road Alpharetta, Georgia (Address of principal executive offices)	30005 (Zip Code)

Registrant's telephone number, including area code: (678) 566-6500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock — $0.01 Par Value Preferred Stock Purchase Rights	New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the registrant's common stock held by non-affiliates on June 30, 2011 (based on the closing stock price on the New York Stock Exchange) on such date was approximately $320,000,000.

        As of February 24, 2012, there were 15,676,000 shares of the Company's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information contained in the definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on May 16, 2012 is incorporated by reference into Part III hereof.

PART I

In this report, unless the context requires otherwise, references to "we," "us," "our," "Neenah" or the "Company" are intended to mean Neenah Paper, Inc. and its consolidated subsidiaries.

Item 1.    Business

Overview

We are organized into two primary businesses: a specialty, performance-based technical products business and a premium fine papers business.

Our technical products business is a leading international producer of transportation and other filter media and durable, saturated and coated substrates for industrial products backings and a variety of other end markets. The business is focused on categories where we believe we are a market leader or have a competitive advantage, including, among others, transportation and other filter media, specialty tape, label, abrasive, medical packaging, nonwoven wall coverings and image transfer and customer-specific applications in furniture veneer backing and durable print and cover applications. Our customers are located in more than 70 countries. Our technical products manufacturing facilities are located in Munising, Michigan and near Munich and Frankfurt, Germany.

Premium fine papers represent approximately two and a half to three percent of the North American uncoated free sheet market. We believe our fine paper business is the leading supplier of premium writing, text and cover papers, bright papers and specialty papers in North America. Our premium writing, text, cover and specialty papers are used in commercial printing and imaging applications for corporate identity packages, invitations, personal stationery and corporate annual reports, as well as, premium labels and luxury packaging. Our products include some of the most recognized and preferred fine paper brands in North America, where we enjoy leading market positions in many of our product categories. We sell our products primarily to authorized paper distributors, converters and specialty businesses. Our fine paper manufacturing facilities are located in Appleton, Neenah and Whiting, Wisconsin.

Recent Developments

On January 31, 2012, we completed the purchase of certain premium fine paper brands and other assets from Wausau Paper Mills, LLC, a subsidiary of Wausau Paper Corp. ("Wausau"). Material terms of the acquisition include a cash payment of $21 million for the assets, including:

  (a)
  the premium fine paper brands ASTROBRIGHTS®, ASTROPARCHE® and ROYAL,

  (b)
  exclusive, royalty free and perpetual license rights for a portion of the EXACT® brand specialty business, including Brights, Index, Tag and Vellum Bristol,

  (c)
  approximately one month of finished goods inventory, and

  (d)
  certain converting equipment used for retail grades.

In addition, the parties entered a supply agreement under which Wausau will manufacture and supply certain products to the Company during a transition period. Annual sales from the purchased premium brands are estimated to be approximately $100 million and we expect to incur one-time cash and non-cash costs of approximately $10 million related to the purchase.

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

Neenah Paper Michigan, Inc. is a Delaware corporation and a wholly owned subsidiary of Neenah that owns the real estate, mill and manufacturing assets associated with our U.S. technical products business.

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

NPCC Holding Company LLC is a Delaware limited liability company and wholly owned subsidiary of Neenah that owns all of the equity of Neenah Paper Company of Canada ("Neenah Canada"). Neenah Canada is a Nova Scotia unlimited liability corporation that holds certain post-employment liabilities of our former Canadian operations.

Neenah Paper International Finance Company BV is a private company with limited liability organized under the laws of the Netherlands and a wholly owned subsidiary of Neenah that facilitates the financing of our international operations.

History of the Businesses

Neenah was incorporated in April 2004 in contemplation of the spin-off by Kimberly-Clark Corporation ("Kimberly-Clark") of its technical products and fine paper businesses in the United States and its Canadian pulp business (collectively, the "Pulp and Paper Business"). We had no material assets or activities until Kimberly-Clark's transfer to us of the Pulp and Paper business on November 30, 2004. On that date, Kimberly-Clark completed the distribution of all of the shares of our common stock to the stockholders of Kimberly-Clark (the "Spin-Off"). Following the Spin-Off, we are an independent public company and Kimberly-Clark has no ownership interest in us.

Technical Products. In 1952, Kimberly-Clark purchased what is now our Munising, Michigan mill. Subsequent to the purchase, Kimberly-Clark converted the mill to produce durable, saturated and coated papers for sale and use in a variety of industrial applications for its technical products business. In October 2006, we purchased the outstanding interests of FiberMark Services GmbH & Co. KG and the outstanding interests of FiberMark Beteiligungs GmbH (collectively "Neenah Germany"). The Neenah Germany assets consist of two mills located near Munich, Germany and a third mill near Frankfurt, Germany, that produce a wide range of products, including transportation and other filter media, nonwoven wall coverings, masking and other tapes, abrasive backings, and specialized printing and coating substrates.

Fine Paper. The fine paper business was incorporated in 1885 as Neenah Paper Company, which initially operated a single paper mill in Neenah, Wisconsin. Kimberly-Clark acquired the mill in 1956. In 1981, Kimberly-Clark purchased an additional mill located in Whiting, Wisconsin to increase the production capacity of the fine paper business. In the late 1980s and early 1990s, Kimberly-Clark expanded the capacity of the fine paper business by building two new paper machines at the Whiting mill, rebuilding two existing paper machines at the Whiting mill and completing a major expansion of the Neenah facility with the installation of a new paper machine, a new finishing center, a new customer service center and a distribution center expansion. In the 2000s the Neenah mill retired two of its older paper machines.

In March 2007, we acquired Fox Valley Corporation (now named Neenah Paper FVC, Inc.), which owned Fox River Paper Company, LLC ("Fox River," now named Neenah Paper FR, LLC). The Fox River assets consisted of four U.S. paper mills and various related assets, producing premium fine papers with well-known brands including STARWHITE®, SUNDANCE®, ESSE® and OXFORD®. In integrating the operations of Fox River with those of our existing fine paper mills, we closed three of the Fox River paper mills. We closed the Housatonic mill, located near Great Barrington, Massachusetts in May 2007, the fine paper mill located in Urbana, Ohio during the second quarter of 2008 and the fine paper mill located in Ripon, California in May 2009.

Pulp. At the Spin-Off, our pulp operations consisted of mills located in Terrace Bay, Ontario and Pictou, Nova Scotia and approximately 975,000 acres of related woodlands.

  •
  In June 2006, we sold approximately 500,000 acres of woodlands in Nova Scotia.

  •
  In August 2006, we transferred our Terrace Bay mill and related woodlands operations to certain affiliates of Buchanan Forest Products Ltd.

  •
  In June 2008, we sold the Pictou Mill to Northern Pulp Nova Scotia Corporation ("Northern Pulp").

  •
  In March 2010, we sold the remaining approximately 475,000 acres of woodland assets in Nova Scotia (the "Woodlands") to Northern Timber Nova Scotia Corporation, an affiliate of Northern Pulp (collectively, "Northern Pulp").

The sale of the Woodlands in March 2010 substantially completed our exit from pulp operations. See Note 4 of Notes to Consolidated Financial Statements, "Discontinued Operations — Sale of the Pictou Mill and the Woodlands."

Business Strategy

Our mission is to create value by improving the image and performance of everything we touch. We expect to create value by expanding our presence in growing technical products markets, while delivering attractive returns from our fine paper business. Strategies to deliver this value include:

Increase the Size of Our Technical Products Business — Technical Products is expected to represent an increasing proportion of our consolidated results in the future as we pursue growth in faster-growing, profitable markets outside of North America and Europe by following our global customers to expand internationally and entering into attractive market adjacencies in North America and internationally. Growth is likely to occur both organically and through selective acquisitions.

Maintain Our Leading Position and Attractive Returns in Fine Paper — We expect to maintain our attractive returns in fine paper as we continue to gain share as leaders in the North American premium fine paper market through continued support of our market leading brands, recognized supply chain capabilities and diligent management of costs. We will also focus on expanding into new areas that can support growth such as premium labels, luxury packaging, retail channel stores and international markets.

Improve Our Operating Margins — We believe we can increase our profit margins, especially in our technical products business, with faster growth of higher-margin products, including new products generated through innovation/R&D efforts. In addition, we expect to benefit in our technical products business and as a company from volume growth and scale efficiencies.

Disciplined Financial Management — We will continue to use Return on Invested Capital ("ROIC") as a key metric to evaluate investment decisions and measure performance. In addition, we will maintain a prudent capital structure and deploy our cash flows in ways that can create value, including maintaining a meaningful dividend.

Products

Technical Products. The technical products business is a leading producer of filtration media and durable, saturated and coated substrates for a variety of end uses. In general, our technical products are sold to other manufacturers as key components for their finished products. Several of our key market segments served, including filtration, tape and abrasives, are global in scope. Our technical products business had net sales of approximately $421 million, $384 million and $318 million in 2011, 2010 and 2009, respectively. JET-PRO®SofStretch™, KIMDURA®, MUNISING LP®, PREVAIL™, NEENAH®, GESSNER® and varitess® are brands of our technical products business.

The following is a description of certain key products and markets:

Filtration media primarily for induction air, fuel, oil, and cabin air applications in automotive transportation. Transportation filtration media are sold to suppliers of automotive companies as original equipment on new cars and trucks as well as to the automotive aftermarket, which represents the majority of sales. This business is primarily in Europe.

Tape including both saturated and unsaturated crepe and flat paper tapes sold to manufacturers to produce finished pressure sensitive products for sale in automotive, transportation, manufacturing, building construction, and industrial general purpose applications, including sales in the consumer-do-it-yourself retail channel.

Finished lightweight abrasive paper is sold in the automotive, construction, metal and woodworking industries for both waterproof and dry sanding applications.

Wall covering substrates made from saturated and coated wet-laid nonwovens are marketed to converters serving primarily European commercial and consumer-do-it-yourself markets.

Label and tag products made from both saturated base label stock and purchased synthetic base label stock, with coatings applied to allow for high quality variable and digital printing. The synthetic label stock is recognized as a high quality, UV (ultra-violet) stable product used for outdoor applications. Label and tag stock is sold to pressure sensitive coaters, who in turn sell the coated label and tag stock to the label printing community.

Other latex saturated and coated papers for use by a wide variety of manufacturers. Premask paper is used as a protective over wrap for products during the manufacturing process and for applying signs, labeling and other finished products. Medical packaging paper is a polymer impregnated base sheet that provides a breathable sterilization barrier that provides unique properties.

Image transfer papers to transfer an image from paper to tee shirts, hats, coffee mugs, and other surfaces using a proprietary imaging coating for use in digital printing applications. Image transfer papers are primarily sold through large retail outlets and through distributors. Decorative components papers are made from light and medium weight latex saturated papers which can then be coated for printability. Decorative components papers are primarily sold to coater converters, distributors, publishers and printers for use in book covers, stationery and fancy packaging. Other products include clean room papers, durable printing papers, release papers and furniture backers.

Fine Paper. The fine paper business manufactures and sells world-class branded premium writing, text, cover and specialty papers and envelopes used in corporate identity packages, invitations, personal stationery and corporate annual reports, as well as, premium labels and luxury packaging. Often these papers are characterized by distinctive colors and textures. Our fine paper business had net sales of approximately $275 million, $273 million and $256 million in 2011, 2010 and 2009, respectively.

Premium writing papers are used for business and personal stationery, corporate identity packages and similar end-use applications. Market leading writing papers are sold by the fine paper business under the CLASSIC®, ENVIRONMENT®, NEENAH®, CAPITOL BOND® and NEUTECH® trademarks, which are denoted by a brand watermark in each sheet of writing paper. Our fine paper business has an exclusive agreement to manufacture, market and distribute Crane & Co.'s CRANE'S CREST®, CRANE'S BOND®, CRANE'S LETTRA®, CRANE'S PALETTE™ and CRANE'S® Choice Papers branded fine papers. The fine paper business also sells private watermarked paper and other specialty writing papers.

Text and cover papers and envelopes are used in applications such as corporate brochures, pocket folders, corporate annual reports, advertising inserts, direct mail, business cards, hang tags, scrapbooks, and a variety of other uses where colors, textured finishes or heavier weight papers are desired. Our brands in this category include CLASSIC®, CLASSIC CREST®, STARWHITE®, SUNDANCE®, ESSE® and ENVIRONMENT®. We also sell a variety of custom colors, paper finishes, and duplex/laminated papers. In conjunction with the acquisition of the Wausau fine paper business in January 2012, we acquired additional and distinctive brands, including the ASTROBRIGHTS®, ASTROPARCHE® and ROYAL premium fine paper brands.

The fine paper business also produces and sells other specialty papers; including envelopes, premium label base stock for applications such as wine labels, luxury packaging, and specialty paper products that address a consumer's need for enhanced image such as translucent papers, art papers, papers for optical scanning and other specialized applications.

Markets and Customers

Technical Products. The technical products business sells its products globally into product categories generally used as base materials in the following applications: filtration, tape, component materials for manufactured products such as tape and abrasives, and other specialized product uses such as graphics and identification.

Several products (filtration media, wall coverings, abrasives, tapes, labels) are used in markets that are directly affected by economic business cycles. Other market segments such as image transfer papers used in small/home office and consumer applications are relatively stable. Most products are performance-based and require qualification at customers; however, certain categories may also be subject to price competition and the substitution of lower cost substrates in some less demanding applications.

The technical products business relies on a team of direct sales representatives and customer service representatives to market and sell approximately 95 percent of its sales volume directly to customers and converters. Less than five percent of the sales of the technical products business are sold through industrial distributors.

The technical products business has over 500 customers worldwide. The distribution of sales in 2011 was approximately 60 percent in Europe, 25 percent in North America and 15 percent in Latin America and Asia. Customers typically convert and transform base papers and film into finished rolls and sheets by adding adhesives, coatings, and finishes. These transformed products are then sold to end-users.

Sales to the technical products business's three largest customers represented approximately 25 percent of its total sales in 2011. Although a complete loss of any of these customers would cause a temporary decline in the business's sales volume, the decline could be partially offset by expanding sales to existing customers, and further offset over a several month period with the addition of new customers.

Fine Paper. The North American uncoated free sheet market has been declining two to four percent annually due to the increasing use of electronic media for communication. For 2011, the Pulp and Paper Products Council (the "PPPC") reported a 3.4 percent year-over-year industry decline in the uncoated free sheet paper category. Premium fine papers represent approximately two and a half to three percent of the North American uncoated free sheet market. We believe our fine paper business is the leading supplier of premium writing, text and cover papers, bright papers and specialty papers in North America. The stationery segment of the premium fine papers market is divided into cotton and sulfite grades and includes writing papers and envelopes. The text and cover paper segment of the market, used in corporate identification applications, is split between smooth papers and textured papers. Text papers have traditionally been utilized for special, high end collateral material such as corporate brochures, annual reports and special edition books. Cover papers are primarily used for business cards, pocket folders, brochures and report covers including corporate annual reports. Bright papers are generally used by consumers for flyers, direct mail and packaging. In addition, our fine paper business includes other products such as food and beverage labels and high-end packaging materials such as specialty boxes used for luxury retail goods.

The fine paper business has historically sold its products through our sales and marketing organizations primarily in three channels: authorized paper distributors, converters and direct sales. With the purchase of Wausau brands, products are also sold into retail channel through major national retailers. Sales to distributors, including distributor owned paper stores, account for approximately 70 percent of revenue in the fine paper business. During 2011, approximately six percent of the sales of our fine paper business were exported to markets outside North America.

Sales to the fine paper business's three largest customers represented approximately 40 percent of its total sales in 2011. We practice limited sales distribution to improve our ability to control the marketing of our products. Although a complete loss of any of these customers would cause a temporary decline in the business's sales volume, the decline could be partially offset by expanding sales to existing customers, and further offset over a several month period with the addition of new customers.

Concentration. For the years ended December 31, 2011, 2010 and 2009, no customer accounted for more than 10 percent of our consolidated net sales.

The following tables present further information about our businesses by geographic area (dollars in millions):

	Year Ended December 31,
	2011	2010	2009
Net sales
United States	$416.2	$413.6	$360.9
Europe	279.8	244.1	213.0

Consolidated	$696.0	$657.7	$573.9

	December 31,
	2011	2010	2009
Total Assets
United States	$286.4	$308.9	$330.0
Canada	0.3	0.1	5.4
Europe	278.4	297.7	301.2

Total	$565.1	$606.7	$636.6

Net sales and total assets are attributed to geographic areas based on the physical location of the selling entities and the physical location of the assets. See Note 13 of Notes to Consolidated Financial Statements "Business Segment and Geographic Information" for information with respect to net sales, profits and total assets by business segment.

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

Our technical products business acquires all of its specialized pulp requirements from two global suppliers and certain critical specialty latex grades from four suppliers. In general, these supply arrangements are not covered by formal contracts, but represent multi-year business relationships that have historically been sufficient to meet our needs. We expect these relationships to continue to operate in a satisfactory manner in the future. In the event of an interruption of production at any one supplier, we believe that each of these suppliers individually would be able to satisfy our short-term requirements for specialized pulp or specialty latex. In the event of a long-term disruption in our supply of specialized pulp or specialty latex, we believe we would be able to substitute other pulp grades or other latex grades that would allow us to meet required product performance characteristics and incur only a limited disruption in our production. As a result, we do not believe that the substitution of such alternative pulp or latex grades would have a material effect on our operations.

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

Our fine paper business acquires a substantial majority of the cotton fiber used in the production of certain branded bond paper products pursuant to annual agreements with two North American producers. The balance of our cotton fiber requirements are acquired through "spot market" purchases from a variety of other producers. We believe that a partial or total disruption in the production of cotton fibers at our two primary suppliers would increase our reliance on "spot market" purchases with a likely corresponding increase in cost. Since cotton fiber represents less than five percent of the total fiber requirements of our fine paper business and we have the ability to source cotton fiber on the "spot market" if faced with a supply disruption, we would not expect cotton fiber supply issues to have a material effect on our operations.

Energy and Water

The equipment used to manufacture the products of our technical products and fine paper businesses use significant amounts of energy, primarily electricity, natural gas, oil and coal. We generate substantially all of our electrical energy at the Munising mill and approximately 40 percent and 15 percent of the electrical energy at our mills in Appleton, Wisconsin and Bruckmühl, Germany, respectively. We also purchase electrical energy from external sources, including electricity generated from renewable sources.

Availability of energy is not expected to be a problem in the foreseeable future, but the purchase price of such energy can and likely will fluctuate significantly based on changes in demand and other factors.

An adequate supply of water is needed to manufacture our products. We believe that there is an adequate supply of water for this purpose at each of our manufacturing locations.

Working Capital

Technical Products. The technical products business maintains approximately 25 to 30 days of raw materials and supplies inventories to support its manufacturing operations and approximately 25 to 35 days of finished goods and semi-finished goods inventory to support customer orders for its products. Sales terms in the technical products business vary depending on the type of product sold and customer category. Extended credit terms of up to 120 days are offered to customers located in certain international markets. In general, sales are collected in approximately 45 to 55 days and supplier invoices are paid within 20 to 30 days.

Fine Paper. The fine paper business maintains approximately 10 days of raw material inventories to support its paper making operations and about 50 to 55 days of finished goods inventory to fill customer orders. Fine paper sales terms range between 20 and 30 days with discounts of zero to 2 percent for customer payments, with discounts of 1 percent and 20-day terms used most often. Supplier invoices are typically paid within 30 days.

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

Fine Paper. Our fine paper business competes globally in the premium segment of the uncoated free sheet market. We believe our fine paper business is the leading supplier of premium writing, text and cover papers, bright papers and specialty papers in North America. The fine paper business competes directly in North America with Mohawk Fine Papers Inc. and other smaller companies. We believe the primary bases of competition for premium fine papers are brand recognition, product quality, customer service, product availability, promotional support and variety of colors and textures. Price also can be a factor particularly for lower quality printing needs that may compete with opaque and offset papers. We have and will continue to invest in advertising and other programs aimed at graphic designers, printers and corporate end-users in order to maintain a high level of brand awareness as well as communicate the advantages of using our products.

Research and Development

Our technical products business maintains research and development laboratories in Feldkirchen, Germany, Roswell, Georgia and Munising, Michigan to support its strategy of developing new products and technologies, and to support growth in its existing product lines and other strategically important markets. We have continually invested in product research and development with spending of $5.4 million in 2011, $5.3 million in 2010 and $5.5 million in 2009. During 2011, we centralized our German research and development centers in a new state-of-the-art building and invested additional capital in various test equipment to advance our filtration and other businesses there.

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

We own more than 50 trademarks with registrations in approximately 50 countries. Our fine paper business has built its market leading reputation on trademarked brands that date back as far as 1908. The CLASSIC® family of brands is one of the most well known and respected trademarks in the printing and writing industry. The CLASSIC® family includes CLASSIC CREST®, CLASSIC® Laid, CLASSIC® Linen, CLASSIC COLUMNS® and CLASSIC COTTON® papers. Our branded products, which also include the ENVIRONMENT® brand and brands such as STARWHITE®, SUNDANCE® and ESSE®, have played an important role in the marketing of the product lines of the fine paper business, which are recognized as an industry leader for quality, consistency and printing applications. Our fine paper business has an exclusive licensing agreement to market and distribute Crane's CRANE'S CREST®, CRANE'S BOND®, CRANE'S LETTRA®, CRANE'S PALETTE™ and CRANE'S® Choice Papers branded fine papers. In conjunction with the acquisition of the Wausau fine paper business in January 2012, we acquired the ASTROBRIGHTS®, ASTROPARCHE® and ROYAL premium writing, text and cover brands. Our fine paper business also owns trademarks for the CLASSIC® brand in certain key international markets.

Backlog and Seasonality

Technical Products. In general, sales and profits for the technical products business have been relatively stronger in the first half of the year with reductions in the third quarter due to reduced customer converting schedules and in the fourth quarter due to a reduction in year-end inventory levels by our customers. In 2011 and 2010, sales and profits for our technical products business returned to a more normal seasonal pattern as market conditions stabilized. The order flow for the technical products business is subject to seasonal peaks for several of its products, such as the larger volume grades of tape, abrasives, premask, and label stock used primarily in the downstream finished goods manufacturing process. To assure timely shipments during these seasonal peaks, the technical products business provides certain customers with finished goods inventory on consignment. Historically, consignment sales have represented approximately 15 percent of the technical products business's annual sales. Orders are typically shipped within six to eight weeks of receipt of the order. However, the technical products business periodically experiences periods where order entry levels surge, and order backlogs can increase substantially. Raw materials are purchased and manufacturing schedules are planned based on customer forecasts, current market conditions and individual orders for custom products. The order backlog in the technical products business on December 31, 2011 was approximately $98 million and represented approximately 20 percent of prior year sales. The order backlog in the technical products business on December 31, 2010 was approximately $76 million and represented approximately 20 percent of prior year sales. We have previously filled the order backlog from December 31, 2010 and expect to fill the order backlog from December 31, 2011 within the current fiscal year.

Fine Paper. The fine paper business has historically experienced a steady flow of orders. Orders for stock products are typically shipped within two days, while custom orders are shipped within two to three weeks of receipt. Raw material purchases and manufacturing schedules are planned based on a combination of historical trends, customer forecasts and current market conditions. The order backlogs in the fine paper business on December 31, 2011 and 2010 were $8.8 million and $8.3 million, respectively, which represent approximately 11 days of sales. The order backlogs from December 31, 2011 and 2010 were filled in the respective following years.

The operating results at each of our businesses are influenced by the timing of our annual maintenance downs, which are generally scheduled in the third quarter.

Employee and Labor Relations

As of December 31, 2011, we had approximately 1,635 regular full-time employees of whom 620 hourly and 315 salaried employees were located in the United States and 465 hourly and 235 salaried employees were located in Germany.

Hourly employees at the Whiting, Neenah, Munising and Appleton paper mills are represented by the United Steelworkers Union (the "USW"). The collective bargaining agreements between the Whiting, Neenah, Munising and Appleton paper mills and the USW expire on January 31, 2013, June 30, 2013, July 14, 2013 and May 31, 2014, respectively. Separately, the Whiting, Neenah, Munising and Appleton paper mills have bargained jointly with the union on pension matters. The agreement on pension matters will remain in effect through 2019.

Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the "IG BCE"). In December 2011, the IG BCE and a national trade association representing all employers in the industry signed a new collective bargaining agreement covering union employees of Neenah Germany that expires in May 2013.

As of December 31, 2011, no hourly employees in the United States were covered by collective bargaining agreements that have expired or will expire within the next twelve months. Union membership in Germany is voluntary and under German law does not need to be disclosed. As a result, the number of employees covered by the collective bargaining agreement with the IG BCE that expires in May 2013 cannot be determined. We believe we have satisfactory relations with our employees covered by collective bargaining agreements.

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

Greenhouse gas ("GHG") emissions have increasingly become the subject of political and regulatory focus. Concern over potential climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting GHG emissions. All the states in which we operate are currently considering GHG legislation or regulations, either individually and/or as part of regional initiatives, that are independent of any federal proposals. While not all are likely to become law it is reasonably possible that additional climate change related mandates will be forthcoming, and it is expected that they may adversely impact our costs by increasing energy costs and raw material prices, requiring operational or equipments modifications to reduce emissions and creating costs to comply with regulations or to mitigate the financial consequences of such compliance.

While we have incurred in the past several years, and will continue to incur, capital and operating expenditures in order to comply with environmental, health and safety laws, regulations and ordinances, we believe that our future cost of compliance with environmental, health and safety laws, regulations and ordinances, and our exposure to liability for environmental, health and safety claims will not have a material effect on our financial condition, results of operations or liquidity. However, future events, such as changes in existing laws and regulations, new legislation to limit GHG emissions or contamination of sites owned, operated or used for waste disposal by us (including currently unknown contamination and contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material effect on our financial condition, results of operations or liquidity.

We have planned capital expenditures to comply with environmental, health and safety laws, regulations and ordinances during the period 2012 through 2014 of approximately $1 million to $2 million annually. Our anticipated capital expenditures for environmental projects are not expected to have a material effect on our financial condition, results of operations or liquidity.

AVAILABLE INFORMATION

We are subject to the reporting requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934. As such, we file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Our SEC filings are available to the public on the SEC's web site at www.sec.gov. You may also read and copy any document we file at the SEC's Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our common stock is traded on the New York Stock Exchange under the symbol NP. You may inspect the reports, proxy statements and other information concerning us at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

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

Our business, financial condition, results of operations or liquidity could be materially affected by any of these risks, and, as a result, the trading price of our common stock could decline. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to Our Business and Industry

We may fail to realize the revenue enhancements, anticipated cost savings and other benefits expected from our recent acquisition of the Wausau premium brands, which could adversely affect the value of our common stock.

On January 31, 2012, we completed the purchase of certain premium paper brands and other assets from Wausau. This acquisition requires the integration of premium products new to our portfolio, customer service and new product channels. We acquired the Wausau business with the expectation that, among other things, the acquisition would provide us with added scale in the marketplace, better prospects for growth, and the ability to offer a broader array of premium products and better service to our customers and cost savings.

The value of our common shares in the future may be affected by our ability to achieve the benefits expected to result from this acquisition. Achieving the benefits of the acquisition will depend, in part, upon meeting the challenges inherent in the successful integration of a business of the size and scope of the Wausau business and the possible resulting diversion of management attention for an extended period of time. There can be no assurance that we will meet these challenges and that such diversion will not negatively impact our operations.

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

Our technical products business acquires all of its specialized pulp requirements from two global suppliers and certain critical specialty latex grades from four suppliers. In general, these supply arrangements are not covered by formal contracts, but represent multi-year business relationships that have historically been sufficient to meet our needs. We expect these relationships to continue to operate in a satisfactory manner in the future. In the event of an interruption of production at any one supplier, we believe that each of these suppliers individually would be able to satisfy our short-term requirements for specialized pulp or specialty latex. In the event of a long-term disruption in our supply of specialized pulp or specialty latex, we believe we would be able to substitute other pulp grades or other latex grades that would allow us to meet required product performance characteristics and incur only a limited disruption in our production.

Our fine paper business acquires a substantial majority of the cotton fiber used in the production of certain branded bond paper products pursuant to annual agreements with two North American producers. The balance of our cotton fiber requirements are acquired through "spot market" purchases from a variety of other producers. We believe that a partial or total disruption in the production of cotton fibers at our two primary suppliers would increase our reliance on "spot market" purchases with a likely corresponding increase in cost.

Our business will suffer if we are unable to effectively respond to decreased demand for some of our products due to conditions in the global economy or secular decline of some markets.

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

Changes in international conditions generally, and particularly in Germany, could adversely affect our business and results of operations.

Our operating results and business prospects could be adversely affected by risks related to the countries outside the United States in which we have manufacturing facilities or sell our products, including Germany, the Eurozone and elsewhere. Downturns in economic activity, adverse tax consequences, fluctuations in the value of local currency versus the U.S. dollar, or any change in social, political or labor conditions in any of these countries or regions could negatively affect our financial results.

For example, the European sovereign debt crisis has negatively affected economic conditions in Europe and globally. We have significant operations and financial relationships based in Europe. Europe has historically accounted for over 40 percent of our net revenues. If the European sovereign debt crisis continues or deepens, economic conditions in Europe may further deteriorate. In that case, our business in Europe and elsewhere, as well as the businesses of our customers and suppliers, may be adversely affected.

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

We cannot be certain that our net operating losses ("NOLs") will continue to be available to offset our tax liability and other tax planning strategies may not be effective.

As of December 31, 2011, we had approximately $76.3 million of U.S. Federal and $81.8 million of U.S. State tax NOLs which may be used to offset taxable income in the future. In order to utilize the NOLs, we must generate consolidated taxable income. If not used, substantially all of the NOLs will expire in various amounts between 2028 and 2030. The availability of NOLs to offset taxable income could also be substantially reduced if we were to undergo an "ownership change" within the meaning of Section 382(g)(1) of the Internal Revenue Code. We will be treated as having had an "ownership change" if there is more than a 50% increase in stock ownership during a three-year "testing period" by "5% stockholders."

In accordance with Accounting Standards Codification ("ASC") Topic 740, Income Taxes ("ASC Topic 740"), as of December 31, 2011, we have recorded a liability of $8.4 million for uncertain tax positions where we believe it is "more likely than not" that the benefit reported on our income tax return will not be realized. There can be no assurance, however, that the actual amount of unrealized deductions will not exceed the amounts we have recognized for uncertain tax positions.

We are continuously undergoing examination by the Internal Revenue Service (the "IRS") as well as taxing authorities in various state and foreign jurisdictions in which we operate. The IRS and other taxing authorities routinely challenge certain deductions and credits reported on our income tax returns.

In December 2010, the IRS issued a Revenue Agent's Report for the 2007 and 2008 tax years. In January 2011, we submitted a protest to the Appeals Division of the IRS with respect to certain unresolved issues which involve a proposed IRS adjustment with respect to dual consolidated losses ("DCLs") and the recapture of net operating losses emanating from our former Canadian operations. Our protest asserts that the IRS made several errors in its assessment of the DCL rules and, as such, the proposed adjustment is erroneous. The initial administrative hearing on this matter is scheduled for the last week of March 2012. As of December 31, 2011 and 2010, no amounts were reserved related to these issues. We intend to vigorously contest this proposed adjustment, however, the outcome is uncertain and, should we not prevail, the outcome could have a material effect on our results of operations, cash flows and financial position.

In November 2010, we received a tax examination report from the German tax authorities challenging certain interest expense deductions claimed on our tax returns for the years 2006 and 2007. We are indemnified by FiberMark, Inc. for any tax liabilities arising from the operations of Neenah Germany prior to October 2006. In August 2011, we received tax assessments totaling €3.7 million from the German tax authorities and submitted an appeal challenging these assessments. As of December 31, 2011, the German tax authorities had not rendered a decision on our appeal. We believe that the finding in the report is improper and will be rejected on appeal. As of December 31, 2011 and 2010, no amounts were reserved related to these issues. We intend to vigorously contest the finding in the report, however, the outcome is uncertain and, should we not prevail, the outcome could have a material effect on our results of operations, cash flows and financial position.

In November 2011, we paid €1.5 million and in January 2012 paid an additional €0.3 million against these assessments. In December 2011, the German tax authorities requested additional information. Pending the German tax authorities consideration of the additional information that we provided, we do not anticipate that additional payments will be required.

We have significant obligations for pension and other postretirement benefits.

We have significant obligations for pension and other postretirement benefits which could require future funding beyond that which we have funded in the past or which we currently anticipate. At December 31, 2011, our projected pension benefit obligations were $287.4 million and exceeded the fair value of pension plan assets by approximately $76.8 million. In 2011, we made total contributions to qualified pension trusts of $12.9 million. In addition, during 2011 we made contributions of $5.6 million to non-qualified pension trusts and paid pension benefits for unfunded pension plans of $2.2 million. At December 31, 2011, our projected other postretirement benefit obligations were $42.5 million. No assets have been set aside to satisfy our other postretirement benefit obligations. In 2011, we made payments for postretirement benefits other than pensions of $2.8 million. A material increase in funding requirements or benefit payments could have a material effect on our cash flows.

The outcome of legal actions and claims may adversely affect us.

We are involved in legal actions and claims arising in the ordinary course of our business. The outcome of such legal actions and claims against us cannot be predicted with certainty. The legal actions and claims against us could have a material effect on our financial condition, results of operations and liquidity.

Labor interruptions would adversely affect our business.

Substantially all of our hourly employees are unionized. In addition, some key customers and suppliers are also unionized. Strikes, lockouts or other work stoppages or slow downs involving our unionized employees could have a material effect on us.

Future dividends on our common stock may be restricted or eliminated.

For the year ended December 31, 2011, we paid cash dividends of $0.44 per common share or approximately $6.7 million. In November 2011, our Board of Directors approved a nine percent increase in the annual dividend on our common stock to $0.48 per share. The dividend will be paid in four equal quarterly installments beginning in March 2012. Dividends are declared at the discretion of our Board of Directors, and future dividends will depend on our future earnings, cash flow, financial requirements and other factors. Our ability to pay cash dividends on our common stock is limited under the terms of both our bank credit agreement and the indenture for our $158 million of ten-year senior notes due November 2014 (the "Senior Notes"). As of December 31, 2011, under the most restrictive terms of these agreements, our ability to pay cash dividends on our common stock is limited to a total of $8 million in a 12-month period. There can be no assurance that we will continue to pay dividends in the future.

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

Exchange rate fluctuations for the Euro do not have a material effect on the operations or cash flows of our German technical products business. Our German technical products business incurs most of its costs and sells most of its production in Europe and, therefore, its operations and cash flows are not materially affected by changes in the exchange rate of the Euro relative to the U.S. dollar. Changes in the Euro exchange rate relative to the U.S. dollar will, however, have an effect on our balance sheet and reported results of operations. See "Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk."

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

We may be required or choose to obtain additional debt or equity financing to meet our future working capital requirements, as well as to fund capital expenditures and acquisitions. To the extent we must obtain financing from external sources to fund our capital requirements, we cannot guarantee financing will be available on favorable terms, if at all. As of December 31, 2011, we have required debt payments of $159.5 million during the year ending December 31, 2014. Such required debt payments include $158 million on our Senior Notes.

We may not be able to generate sufficient cash flow to meet our debt obligations, including the Senior Notes.

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

If our operating performance declines in the future or we breach our covenants under the revolving credit facility, we may need to obtain waivers from the lenders under our revolving credit facility to avoid being in default. We may not be able to obtain these waivers. If this occurs, we would be in default under our revolving credit facility.

We have significant indebtedness which subjects us to restrictive covenants relating to the operation of our business.

As of December 31, 2011, we had $158 million of Senior Notes, $20.1 million in German revolving line of credit borrowings and $8.1 million of project financing outstanding. In addition, availability under our bank credit agreement was approximately $79.2 million. As of December 31, 2011, no senior secured revolver borrowings were outstanding under our bank credit agreement. Our leverage could have important consequences. For example, it could:

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

The terms of our indebtedness, including our bank credit agreement and the indenture governing the Senior Notes, contain covenants restricting our ability to, among other things, incur certain additional debt, make specified restricted payments, pay dividends, authorize or issue capital stock, enter into transactions with our affiliates, consolidate or merge with or acquire another business, sell certain of our assets or liquidate, dissolve or wind-up our company. At December 31, 2011, under the most restrictive terms of these agreements, our ability to pay cash dividends on our common stock is limited to a total of $8 million in a 12-month period.

In addition, the Credit Agreement contains covenants with which we must comply during the term of the agreement. Among other things, such covenants restrict our ability to incur certain additional debt, make specified restricted payments, authorize or issue capital stock, enter into transactions with affiliates, consolidate or merge with or acquire another business, sell certain of its assets, or dissolve or wind up. In addition, if borrowing availability under the Credit Agreement is less than $20 million, we would be required to achieve a fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.1 to 1.0 for the preceding 12-month period, tested as of the end of such quarter. As of December 31, 2011, borrowing availability under the Credit Agreement was $79.2 million and we were not required to comply with the fixed charge coverage ratio.

Our revolving credit facilities accrue interest at variable rates. As of December 31, 2011, we had no senior secured revolver borrowings outstanding and $20.1 million in German revolving line of credit borrowings outstanding. We may reduce our exposure to rising interest rates by entering into interest rate hedging arrangements, although those arrangements may result in us incurring higher interest expenses than we would incur without the arrangements. If interest rates increase in the absence of such arrangements, we will need to dedicate more of our cash flow from operations to make payments on our debt. For more information on our liquidity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."

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

Availability under our bank credit agreement will fluctuate over time depending on the value of our inventory, receivables and various capital assets. An extended work stoppage or decline in sales volumes would result in a decrease in the value of the assets securing the bank credit agreement. A reduction in availability under the bank credit agreement could have a material effect on our liquidity.

Changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and have an adverse effect on the market price of our securities.

A downgrade of our credit ratings below current levels (Moody's Investors Service — Ba3, Standard & Poor's — BB- as of December 31, 2011) may reduce our access to the capital markets, have an adverse effect on the market price of our securities and increase our cost of borrowing.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute "forward-looking" statements as defined in Section 27A of the Securities Act of 1933 (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), the Private Securities Litigation Reform Act of 1995 (the "PSLRA"), or in releases made by the SEC, all as may be amended from time to time. Statements contained in this Annual Report on Form 10-K that are not historical facts may be forward-looking statements within the meaning of the PSLRA. Any such forward-looking statements reflect our beliefs and assumptions and are based on information currently available to us. Forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the "safe harbor" provisions of such laws. The Company cautions investors that any forward-looking statements we make are not guarantees or indicative of future performance. For additional information regarding factors that may cause our results of operations to differ materially from those presented herein, please see "Risk Factors" contained in this Annual Report on Form 10-K and as are detailed from time to time in other reports we file with the SEC.

You can identify forward-looking statements as those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expect," "anticipate," "contemplate," "estimate," "believe," "plan," "project," "predict," "potential" or "continue," or the negative of these, or similar terms. In evaluating these forward-looking statements, you should consider the following factors, as well as others contained in our public filings from time to time, which may cause our actual results to differ materially from any forward-looking statement:

  •
  failure to realize the anticipated revenue enhancements, cost savings and other benefits expected from our recent acquisition of the Wausau premium brands;

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

  •
  our existing and future indebtedness;

  •
  strikes, labor stoppages and changes in our collective bargaining agreements and relations with our employees and unions; and

  •
  other risks that are detailed from time to time in reports we file with the SEC; and

  •
  other factors described under "Risk Factors".

You are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information presented in this information statement.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our principal executive offices are located in Alpharetta, Georgia, a suburb of Atlanta, Georgia, and we operate a research and development laboratory in the nearby suburb of Roswell, Georgia. We own and operate four paper mills in the United States that produce printing and writing, text, cover, durable saturated and coated substrates and other specialty papers for a variety of end uses. We own and operate three paper mills in Germany that produce transportation and other filter media, wall coverings and durable and saturated substrates.

We believe that each of these facilities is adequately maintained and is suitable for conducting our operations and business. We manage machine operating schedules at our manufacturing locations to fulfill customer orders in a timely manner and control inventory levels.

As of December 31, 2011, following are the locations of our principal facilities and operating equipment and the products produced at each location. All the facilities are owned by us, except as otherwise noted:

Location	Equipment/Resources	Products
Fine Paper Segment
Appleton Mill Appleton, Wisconsin	Two paper machines; paper finishing equipment	Printing and writing, text, cover and other specialty papers
Converting Center Neenah, Wisconsin	Paper finishing equipment	Printing and writing, text, cover and other specialty papers
Neenah Mill Neenah, Wisconsin	Two paper machines; paper finishing equipment	Printing and writing, text, cover and other specialty papers
Whiting Mill Whiting, Wisconsin	Four paper machines; paper finishing equipment	Printing and writing, text, cover and other specialty papers
Technical Products Segment
Munising Mill Munising, Michigan	Two paper machines; two off line saturators; three off line coaters; specialty finishing equipment	Tapes, abrasives, premask, medical packaging and other durable, saturated and coated substrates
Bruckmühl Mill Bruckmühl, Germany	One paper machine; two saturator/coaters; finishing equipment	Masking tape backings and abrasive backings
Lahnstein Mill Lahnstein, Germany	One paper machine; three impregnating and coating machines; two calendars; finishing equipment	Nonwoven wall coverings, printing media and durable substrates
Weidach Mill Feldkirchen-Westerham, Germany	Two paper machines; three saturators; one laminator; two meltblowing machines; specialty finishing equipment	Transportation filtration, vacuum cleaner and industrial filter media

See Note 6 of Notes to Consolidated Financial Statements, "Debt" for a description of the material encumbrances attached to the properties described in the table above.

As of December 31, 2011, following are the locations of our owned and leased office and laboratory space and the functions performed at each location.

Administrative Location	Office/Other Space	Function
Alpharetta, Georgia	Leased Office Space	Corporate Headquarters and Administration
Roswell, Georgia	Leased Laboratory Space	Research and Development for our paper businesses
Feldkirchen-Westerham, Germany	Owned Laboratory Space	Research and Development for our technical product businesses
Neenah, Wisconsin	Owned Office Space	Administration

Item 3.    Legal Proceedings

Litigation

We are involved in certain legal actions and claims arising in the ordinary course of business. While the outcome of these legal actions and claims cannot be predicted with certainty, it is the opinion of management that the outcome of any such claim which is pending or threatened, either individually or on a combined basis, will not have a material effect on our consolidated financial condition, results of operations or liquidity.

Income Taxes

We are continuously undergoing examination by the IRS as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits we report on our income tax returns.

US Tax Audit — Tax Years 2007 and 2008

In December 2010, the IRS issued a Revenue Agent's Report for the 2007 and 2008 tax years. In January 2011, we submitted a protest to the Appeals Division of the IRS with respect to certain unresolved issues which involve a proposed IRS adjustment with respect to DCLs and the recapture of net operating losses emanating from our former Canadian operations. Our protest asserts that the IRS made several errors in its assessment of the DCL rules and, as such, the proposed adjustment is erroneous. The initial administrative hearing on this matter is scheduled for the last week of March 2012. As of December 31, 2011 and 2010, no amounts were reserved related to these issues. We intend to vigorously contest this proposed adjustment, however, the outcome is uncertain and, should we not prevail, the outcome could have a material effect on our results of operations, cash flows and financial position. Although it is reasonably possible that these matters could be resolved in our favor during the next 12 months, the timing is uncertain. We believe it is remote that our liability for unrecognized tax benefits related to these matters will significantly increase within the next 12 months.

German Tax Audit — Tax Years 2006 to 2007

In November 2010, we received a tax examination report from the German tax authorities challenging certain interest expense deductions claimed on our tax returns for the years 2006 and 2007. We are indemnified by FiberMark, Inc. for any tax liabilities arising from the operations of Neenah Germany prior to October 2006. In August 2011, we received tax assessments totaling €3.7 million from the German tax authorities and submitted an appeal challenging these assessments. As of December 31, 2011, the German tax authorities had not rendered a decision on our appeal. We believe that the finding in the report is improper and will be rejected on appeal. As of December 31, 2011 and 2010, no amounts were reserved related to these issues. We intend to vigorously contest the finding in the report, however, the outcome is uncertain and, should we not prevail, the outcome could have a material effect on our results of operations, cash flows and financial position. Although it is reasonably possible that these matters could be resolved in our favor during the next 12 months, the timing is uncertain. We believe it is remote that our liability for unrecognized tax benefits related to these matters will significantly increase within the next 12 months.

In November 2011, we paid €1.5 million and in January 2012 paid an additional €0.3 million against the tax assessments. Consistent with our conclusion to not recognize a liability related to these tax assessments, we reflected these payments, and accrued interest thereon, as assets ($1.9 million in "Income taxes receivable" on the consolidated balance sheet as of December 31, 2011). In December 2011, the German tax authorities requested additional information. Pending the German tax authorities consideration of the requested information that we provided, we do not anticipate that additional payments will be required. As of December 31, 2011, we believe it is more likely than not that we will prevail on this appeal and all amounts paid, plus accrued interest, will be refunded.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 4A.    Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K, information regarding Neenah's executive officers is hereby included in Part I of this Annual Report on Form 10-K.

Set forth below is information concerning our executive officers.

Name	Position
John P. O'Donnell	President and Chief Executive Officer
Steven S. Heinrichs	Senior Vice President, General Counsel and Secretary
Bonnie C. Lind	Senior Vice President, Chief Financial Officer and Treasurer
James R. Piedmonte	Senior Vice President — Operations
Dennis P. Runsten	Senior Vice President — President, Technical Products — Munising
Julie A. Schertell	Senior Vice President — President, Fine Paper
Armin S. Schwinn	Senior Vice President — Managing Director of Neenah Germany

John P. O'Donnell, age 51, is our President and Chief Executive Officer and has been in that role since May 2011. Prior to becoming President and Chief Executive Office, Mr. O'Donnell served as our Senior Vice President, Chief Operating Officer since June 2010. In November 2007, Mr. O'Donnell joined the Company as President, Fine Paper. Mr. O'Donnell was employed by Georgia-Pacific Corporation from 1985 until 2007 and held increasingly senior roles in the Consumer Products division. Mr. O'Donnell served as President of the North America Retail Business from 2004 through 2007, and as President of the North American Commercial Tissue business from 2002 through 2004.

Steven S. Heinrichs, age 44, is our Senior Vice President, General Counsel and Secretary and has been in that role since June 2004 when he joined Kimberly-Clark as Chief Counsel, Pulp and Paper and General Counsel for Neenah Paper, Inc. Prior to his employment with Kimberly-Clark, Mr. Heinrichs served as Associate General Counsel and Assistant Secretary for Mariner Health Care, Inc., a nursing home and long-term acute care hospital company. Before joining Mariner Health Care in 2003, Mr. Heinrichs served as Associate General Counsel and Assistant Secretary for American Commercial Lines LLC, a leading inland barge and shipbuilding company from 1998 through 2003. Mr. Heinrichs engaged in the private practice of law with Skadden, Arps, Slate, Meagher and Flom LLP and Shuttleworth, Smith, McNabb and Williams PLLC from 1994 through 1998. Mr. Heinrichs received his MBA from the Kellogg School of Management at Northwestern University in 2008.

Bonnie C. Lind, age 53, is our Senior Vice President, Chief Financial Officer and Treasurer and has been in that role since June 2004. Ms. Lind was an employee of Kimberly-Clark from 1982 until 2004, holding a variety of increasingly senior financial and operations positions. From 1999 until June 2004, Ms. Lind served as the Assistant Treasurer of Kimberly-Clark and was responsible for managing Kimberly-Clark's global treasury operations. Prior to that, she was Director of Kimfibers with overall responsibility for the sourcing and distribution of pulp to Kimberly-Clark's global operations.

James R. Piedmonte, age 55, is our Senior Vice President — Operations and has been in that role since June 2004. Mr. Piedmonte had been employed by Kimberly-Clark from 1978 until 2004, and held increasingly senior positions within Kimberly-Clark's operations function. Mr. Piedmonte was responsible for Kimberly-Clark's pulp mill and forestry operations in Pictou, Nova Scotia, from 2001 until 2004. Previously he was the Director of Operations for the fine paper business operations, as well as mill manager at the Whiting, Wisconsin mill.

Dennis P. Runsten, age 54, is a Senior Vice President of the Company and President, Technical Products — Munising, and has been in that role since November of 2006. Mr. Runsten was an employee of Kimberly-Clark from 1983-2004, and held increasingly important roles in logistics, operations and marketing management within Kimberly-Clark's consumer and nonwovens business. In 2000, Mr. Runsten was appointed Vice President, Supply Chain, for Kimberly-Clark Europe, and in August 2004 he was appointed Vice President, Supply Chain and Information Technology for Neenah Paper, Inc.

Julie A. Schertell, age 42, is a Senior Vice President of the Company and President, Fine Paper, and has been in that role since January 2011. Ms. Schertell joined the Company in 2008 and served as Vice President of Sales and Marketing for the Fine Paper division through December 2010. Ms. Schertell was employed by Georgia-Pacific Corporation in the Consumer Products Retail division, where she served as Vice President of Sales Strategy from 2007-2008, and as Vice President of Customer Solutions from 2003 through 2007.

Armin S. Schwinn, age 53, is our Senior Vice President — Managing Director of Neenah Germany and has been in that role since April 2010. Mr. Schwinn had been Vice President, Finance of Neenah Germany since our acquisition of FiberMark Germany in October 2006. Mr. Schwinn joined FiberMark Germany in 1995 and held increasingly senior positions within FiberMark Germany's financial, purchasing and administrative functions. Prior to this, Mr. Schwinn served in various leadership positions in other German manufacturing and service companies.

There are no family relationships among our directors or executive officers.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Neenah common stock is listed on the New York Stock Exchange and is traded under the ticker symbol NP. Trading, as reported on the New York Stock Exchange, Inc. Composite Transactions Tape, and dividend information follows:

	Common Stock Market Price
			Dividends Declared
	High	Low
2011
Fourth quarter	$23.00	$12.92	$0.11
Third quarter	$22.75	$13.73	$0.11
Second quarter	$23.75	$19.52	$0.11
First quarter	$22.08	$17.10	$0.11
2010
Fourth quarter	$19.98	$14.84	$0.10
Third quarter	$19.59	$13.37	$0.10
Second quarter	$21.95	$14.81	$0.10
First quarter	$19.19	$12.57	$0.10

Dividends are declared at the discretion of the Board of Directors, and future dividends will depend on our future earnings, cash flow, financial requirements and other factors. Our ability to pay cash dividends on our common stock is limited under the terms of both our bank credit agreement and our Senior Notes. As of December 31, 2011, under the most restrictive terms of these agreements, our ability to pay cash dividends on our common stock is limited to a total of $8 million in a 12-month period. For the year ended December 31, 2011 we paid cash dividends of $0.44 per common share or approximately $6.7 million. For the year ended December 31, 2010 we paid cash dividends of $0.40 per common share or approximately $5.9 million. In November 2011, our Board of Directors approved a nine percent increase in the annual dividend on our common stock to $0.48 per share. The dividend will be paid in four equal quarterly installments beginning in March 2012.

As of February 24, 2012, Neenah had approximately 2,000 holders of record of its common stock. The closing price of Neenah's common stock on February 24, 2012 was $27.88.

Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
October 2011 (a)	419	$15.19	—	—
November 2011	—	—	—	—
December 2011	—	—	—	—

(a)
Transactions represent the purchase of vested restricted shares from employees to satisfy minimum tax withholding requirements upon vesting of stock-based awards. None of these transactions were made in the open market. The average price paid is based upon the closing sales price on the New York Stock Exchange on the date of the transaction. Such purchases are held as treasury shares. See Note 8 of Notes to Consolidated Financial Statements, "Stock Compensation Plans."

Item 6.    Selected Financial Data

The following table sets forth our selected historical financial and other data. You should read the information set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report. The statement of operations data for the years ended December 31, 2011, 2010 and 2009 and the balance sheet data as of December 31, 2011 and 2010 set forth below are derived from our audited historical consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of December 31, 2009, 2008, and 2007 and the statement of operations data for the years ended December 31, 2008 and 2007 set forth below are derived from our historical consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2011		2010		2009	2008	2007
	(Dollars in millions, except per share and ratio data)
Consolidated Statement of Operations Data
Net sales	$696.0		$657.7		$573.9	$732.3	$767.0
Cost of products sold	570.6		537.7		472.3	630.8	635.5

Gross profit	125.4		120.0		101.6	101.5	131.5
Selling, general and administrative expenses	68.2		69.3		69.1	75.2	79.3
Other income — net	(1.8)		(1.0)		(1.0)	(11.3)	(1.7)
Loss on retirement of bonds (a)	2.4		—		—	—	—
Loss (gain) on closure and sale of the Ripon Mill (b)	—		(3.4)		17.1	—	—
Goodwill and other intangible asset impairment charge (c)	—		—		—	54.5	—

Operating income (loss)	56.6		55.1		16.4	(16.9)	53.9
Interest expense — net	15.3		20.3		23.2	25.0	25.4

Income (loss) from continuing operations before income taxes	41.3		34.8		(6.8)	(41.9)	28.5
Provision (benefit) for income taxes	12.0		9.8		(5.0)	3.9	(3.7)

Income (loss) from continuing operations	29.3		25.0		(1.8)	(45.8)	32.2
Income (loss) from discontinued operations, net of taxes (g)	(0.2)		134.1		0.6	(111.2)	(22.0)

Net income (loss)	$29.1		$159.1		$(1.2)	$(157.0)	$10.2

Earnings (loss) from continuing operations per basic share	$1.91		$1.69		$(0.12)	$(3.14)	$2.15

Earnings (loss) from continuing operations per diluted share	$1.82		$1.61		$(0.12)	$(3.14)	$2.11

Cash dividends per common share	$0.44		$0.40		$0.40	$0.40	$0.40

Other Financial Data
Net cash flow provided by (used for):
Operating activities	$57.2		$54.5		$64.9	$13.1	$69.5
Capital expenditures	(23.1)		(17.4)		(8.4)	(30.0)	(58.3)
Other investing activities (d) (g)	(5.8)		83.9		0.1	(0.4)	(55.1)
Financing activities (a) (d)	(63.8)		(78.3)		(54.2)	18.2	43.8
Ratio of earnings to fixed charges (e) (f)	3.5	x	2.6	x	—	—	2.1	x

	As of December 31,
	2011	2010	2009	2008	2007
	(Dollars in millions)
Consolidated Balance Sheet Data
Working capital	$90.0	$129.9	$98.8	$147.1	$120.9
Total assets	565.1	606.7	636.6	689.1	937.8
Long-term debt (a)	164.5	231.3	263.6	340.5	321.2
Total liabilities	398.4	447.5	527.0	584.1	656.7
Total stockholders' equity (g)	166.7	159.2	109.6	105.0	281.1

(a)
In March 2011, we completed an early redemption of $65 million in aggregate principal amount of the Senior Notes (the "Early Redemption") plus a call premium of 2.458 percent. The Early Redemption was financed with approximately $34 million of cash on hand, with the remainder provided by borrowings under our revolving credit facility. For the year ended December 31, 2011, we recognized a pre-tax loss of approximately $2.4 million in connection with the Early Redemption, including the write-off of related unamortized debt issuance costs.

(b)
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

In October 2010, we sold the remaining assets of the Ripon Mill to Diamond Pet Food Processors of Ripon, LLC ("Diamond") for gross proceeds of approximately $9 million. Pursuant to the terms of the transaction, Diamond acquired all the assets and assumed responsibility for substantially all the remaining liabilities associated with the Ripon Mill. We recognized a pre-tax gain on the sale of $3.4 million in the fourth quarter of 2010.

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

(f)
For the years ended December 31, 2009 and 2008, fixed charges exceeded earnings by $6.8 million and $41.9 million, respectively.

(g)
The following table presents the results of discontinued operations:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in millions)
Discontinued operations: (5)
Income (loss) from operations (3) (6)	$(0.3)	$1.0	$2.8	$(97.8)	$(31.6)

Gain on disposal of the Woodlands (1)	—	74.1	—	—	—
Reclassification of cumulative translation adjustments related to investments in Canada (1)	—	87.9	—	—	—
Loss on disposal — Pictou Mill (2) (3)	—	—	(0.3)	(29.4)	—
Loss on settlement of post-employment benefit plans (4)	—	—	—	(53.7)	—

Gain (loss) on disposal	—	162.0	(0.3)	(83.1)	—

Income (loss) before income taxes	(0.3)	163.0	2.5	(180.9)	(31.6)
Provision (benefit) for income taxes	(0.1)	28.9	1.9	(69.7)	(9.6)

Income (loss) from discontinued operations, net of taxes	$(0.2)	$134.1	$0.6	$(111.2)	$(22.0)

(1)
In March 2010, Neenah Canada sold the Woodlands to Northern Pulp for C$82.5 million ($78.6 million) resulting in a pre-tax gain of $74.1 million. The sale of the Woodlands resulted in the substantially complete liquidation of the Company's investment in Neenah Canada. In accordance with Accounting Standards Codification ("ASC") Topic 830, Foreign Currency Matters ("ASC Topic 830"), $87.9 million of cumulative currency translation adjustments attributable to the Company's Canadian subsidiaries was reclassified into earnings and recognized as part of the gain on sale of the Woodlands. See Note 4 of Notes to Consolidated Financial Statements, "Discontinued Operations."

(2)
In February 2008, we committed to a plan to sell our pulp mill in Pictou, Nova Scotia (the "Pictou Mill") and the Woodlands. In June 2008, Neenah Canada sold the Pictou Mill to Northern Pulp. Neenah Canada made a payment of approximately $10.3 million to Northern Pulp in connection with the sale of the Pictou Mill. In addition, we paid approximately $3.3 million of transaction costs.

(3)
During the first quarter of 2008, we determined that the estimated value we would receive from a sale of the Pictou Mill indicated that we would not recover the carrying value of the mill's long-lived assets. As a result, for the year ended December 31, 2008, we recognized aggregate non-cash, pre-tax impairment charges of $91.2 million to write-off the carrying value of the Pictou Mill's long-lived assets. In addition, for the year ended December 31, 2008, we recorded a pre-tax loss of $29.4 million to recognize the loss on disposal of the Pictou Mill.

(4)
In conjunction with the sale of the Pictou Mill, Northern Pulp assumed responsibility for all pension and other postretirement benefit obligations for active and retired employees of the mill. We accounted for the transfer of the Nova Scotia, Canada defined benefit pension plan (the "Nova Scotia Plan") to Northern Pulp as a settlement of postretirement benefit obligations pursuant to ASC Topic 715, Compensation — Retirement Benefits ("ASC Topic 715"). For the year ended December 31, 2008, we recognized a non-cash, pre-tax settlement loss of $53.7 million for the reclassification of deferred pension and other postretirement benefit adjustments related to the Nova Scotia Plan from accumulated other comprehensive income to the loss on disposal of the Pictou Mill.

(5)
For the years ended December 31, 2011, 2010 and 2009, the results of operations of the Pictou Mill and the Woodlands and the loss on disposal of the Pictou Mill are reported as discontinued operations in the Consolidated Statement of Operations Data. The consolidated results of operations for all other periods presented have been restated to reflect the results of operations of the Terrace Bay mill, the Pictou Mill and the Woodlands and the loss on transfer of the Terrace Bay mill as discontinued operations.

(6)
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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the years ended December 31, 2011, 2010 and 2009. Also discussed is our financial position as of the end of those periods. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See "Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements.

Introduction

This Management's Discussion and Analysis of Financial Condition is intended to provide investors with an understanding of the historical performance of our business, its financial condition and its prospects. We will discuss and provide our analysis of the following:

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

Our mission is to create value by improving the image and performance of everything we touch. We expect to create value by expanding our presence in growing technical products markets, while delivering attractive returns from our fine paper business.

In managing our businesses, we believe that achieving and maintaining a leadership position in our markets, responding effectively to customer needs and competitive challenges, employing capital optimally, controlling costs and managing risks are important to long-term success. Changes in input costs and general economic conditions also impact our results. In this discussion and analysis, we will refer to these factors.

  •
  Increase the Size of Our Technical Products Business — Technical Products are expected to represent an increasing proportion of our consolidated results in the future as we pursue growth in faster-growing, profitable markets outside of North America and Europe by following our global customers to expand internationally and enter into attractive market adjacencies. Growth is likely to occur both organically and through selective acquisitions.

  •
  Maintain Our Leading Position and Attractive Returns in Fine Paper — We expect to maintain our attractive returns in fine paper as we continue to gain share as leaders in the North American premium fine paper market through continued support of our market leading brands, recognized supply chain capabilities and diligent management of costs. We will also focus on expanding into new areas that can support growth such as premium labels, luxury packaging, retail channel stores and international markets.

  •
  Competitive Environment — Our past results have been and our future prospects will be significantly affected by the competitive environment in which we operate. In most of our markets, our businesses compete directly with well-known competitors, some of which are larger and more diversified. While our businesses are oriented to premium performance and quality they may also face competitive pressures from lower value products.

  •
  Economic Condition and Input Costs — The markets for all of our products are affected to a significant degree by economic conditions, including rapid changes in input costs, particularly for pulp, latex and natural gas. Our results are also affected by fluctuations in exchange rates, particularly for the Euro.

Business Segments

Our technical products business is a leading international producer of transportation and other filter media and durable, saturated and coated substrates for a variety of end markets. We focus on categories where we believe we are, or can be, a market leader, which include, among others, the transportation and other filtration media, tape, abrasive, nonwoven wall coverings, label, medical packaging and image transfer technical products markets. Our technical products manufacturing facilities are located near Munich and Frankfurt, Germany and in Munising, Michigan.

Premium fine papers represent approximately two and a half to three percent of the North American uncoated free sheet market. We believe our fine paper business is the leading supplier of premium writing, text and cover papers, bright papers and specialty papers in North America. Our products include some of the most recognized and preferred papers in North America, where we enjoy leading market positions in many of our product categories. We sell our products primarily to authorized paper distributors, converters and specialty businesses. We believe that our fine paper manufacturing facilities located in Appleton, Neenah and Whiting, Wisconsin are among the most efficient for their markets and make us one of the lowest cost producers in the product categories in which we compete.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, income before interest and income taxes (which we refer to as "operating income" in this Management's Discussion and Analysis of Financial Condition and Results of Operations) and other information relevant to an understanding of our results of operations.

Executive Summary

Operating results for the year ended December 31, 2011 benefited from higher selling prices, an improved mix of products sold and cost efficiencies, including reduced selling general and administrative ("SG&A") expense. These favorable factors were partially offset by higher input costs, primarily for latex, pulp and energy. Over time, our businesses have been able to offset the increase in input costs through a combination of higher selling prices, a more favorable product mix and cost control efforts. There can be no assurance, however, that these efforts will be successful in the future.

For the year ended December 31, 2011, consolidated net sales increased approximately $38.3 million from the prior year period to $696.0 million. Excluding the effect of changes in foreign currency exchange rates, net sales increased $24.9 million primarily due to increased selling prices, an improved product mix and higher Technical Products volume.

Consolidated operating income of $56.6 million for the year ended December 31, 2011 increased $1.5 million from the prior year. Excluding costs related to the Early Redemption in 2011 and a gain related to the sale of the Ripon Mill in 2010, consolidated operating income increased $7.3 million from the prior year due to higher average net price and the benefits of cost control initiatives, partially offset by increased manufacturing input costs and lower Fine Paper volume.

Analysis of Net Sales — Years Ended December 31, 2011, 2010 and 2009

The following table presents net sales by segment, expressed as a percentage of total net sales before intersegment eliminations:

	Year Ended December 31,
	2011	2010	2009
Technical Products	61%	58%	55%
Fine Paper	39%	42%	45%

Total	100%	100%	100%

The following table presents our net sales by segment for the years indicated:

	Year Ended December 31,
	2011	2010	2009
Net sales
Technical Products	$421.1	$384.3	$318.3
Fine Paper	274.9	273.4	255.6

Consolidated	$696.0	$657.7	$573.9

Commentary:

Year 2011 versus 2010

			Change in Net Sales Compared to the Prior Year
	For the Year Ended December 31,			Change Due To
			Total Change		Average Net Price
	2011	2010		Volume		Currency
Technical Products	$421.1	$384.3	$36.8	$3.0	$20.4	$13.4
Fine Paper	274.9	273.4	1.5	(7.7)	9.2	—

Consolidated	$696.0	$657.7	$38.3	$(4.7)	$29.6	$13.4

Consolidated net sales for the year ended December 31, 2011 were $38.3 million higher than the prior year period primarily due to higher average selling prices, a more favorable product mix for both businesses and favorable currency exchange effects, partially offset by lower fine paper volume.

  •
  Net sales in our technical products business increased $36.8 million, or 10 percent, primarily due to higher average net prices and favorable currency exchange effects. The higher average net prices reflected a three percent increase in average selling prices and a more favorable product mix due to growth in premium filtration, labels and medical packaging products. Favorable currency exchange effects reflected a five percent strengthening of the Euro relative to the U.S. dollar during 2011. Shipment volumes increased approximately one percent from the prior year primarily due to strong growth in transportation filtration, wall covering, medical packaging products and label shipments.

  •
  Net sales in our fine paper business increased $1.5 million, or approximately one percent, due to higher average net selling prices partially offset by a six percent decrease in shipment volume. Average net price was more than two percent higher than the prior year due to higher average selling prices and a more favorable product mix. The lower shipment volume was primarily due to a general decline in shipments for the premium fine paper market and a reduction in lower value special-make sales in 2011. The general decline in shipment volume due to market conditions was partially offset by increased revenue from a program that allows customers to coordinate envelope orders with their other paper needs and strong growth in luxury packaging and premium label shipments.

Year 2010 versus 2009

			Change in Net Sales Compared to the Prior Year
	For the Year Ended December 31,			Change Due To
			Total Change		Average Net Price
	2010	2009		Volume		Currency
Technical Products	$384.3	$318.3	$66.0	$57.7	$20.0	$(11.7)
Fine Paper	273.4	255.6	17.8	11.9	5.9	—

Consolidated	$657.7	$573.9	$83.8	$69.6	$25.9	$(11.7)

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

  •
  Net sales in our fine paper business of $273.4 million increased $17.8 million or seven percent due to a five percent increase in shipments and higher average net selling prices. The improved sales volume reflected higher shipments of both premium and value specialty papers, as well as non-branded products. In addition, we benefitted from increased export sales to markets outside North America and strong growth in label, packaging and envelope shipments which in the aggregate grew by more than 20 percent in 2010. We believe that we were able to improve our market share position based on the American Forestry and Paper Associations report of a six percent year-over-year industry decline in the premium writing, text and cover uncoated free sheet paper category. Average selling prices were approximately four percent higher than the prior year primarily as a result of pricing actions implemented in the second half of 2009 and throughout 2010 for both branded and non-branded products. Higher average selling prices were partially offset by a less favorable sales mix which reflected higher growth rates for lower priced products relative to our branded products.

Analysis of Operating Income—Years Ended December 31, 2011, 2010 and 2009

The following table sets forth line items from our consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Year Ended December 31,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of products sold	82.0	81.8	82.3

Gross profit	18.0	18.2	17.7
Selling, general and administrative expenses	9.8	10.5	12.0
Other income —net	(0.3)	(0.2)	(0.2)
Loss on retirement of bonds	0.4	—	—
Loss (gain) on closure and sale of the Ripon Mill	—	(0.5)	3.0

Operating income	8.1	8.4	2.9
Interest expense-net	2.2	3.1	4.0

Income (loss) from continuing operations before income taxes	5.9	5.3	(1.2)
Provision (benefit) for income taxes	1.7	1.5	(0.9)

Income (loss) from continuing operations	4.2%	3.8%	(0.3)%

The following table sets forth our operating income by segment for the periods indicated:

	Year Ended December 31,
Operating income	2011	2010	2009
Technical Products	$33.8	$29.2	$14.4
Fine Paper	39.7	40.5	17.5
Unallocated corporate costs	(16.9)	(14.6)	(15.5)

Consolidated Operating Income as Reported	56.6	55.1	16.4

Adjustments for Unusual Items
Fine Paper adjustments
Loss (gain) on closure and sale of the Ripon Mill	—	(3.4)	17.1
Unallocated corporate costs adjustment
Loss on retirement of bonds	2.4	—	—

Consolidated Operating Income as Adjusted	$59.0	$51.7	$33.5

In accordance with generally accepted accounting principles in the United States ("GAAP"), consolidated operating income includes the pre-tax effects of unusual items. We believe that by adjusting reported operating income to exclude the effects of these items, the resulting adjusted operating income is on a basis that reflects the results of our ongoing operations. We believe that providing adjusted operating results will help investors gain an additional perspective of underlying business trends and results. Adjusted operating income is not a recognized term under GAAP and should not be considered in isolation or as a substitute for operating income derived in accordance with GAAP. Other companies may use different methodologies for calculating their non-GAAP financial measures and, accordingly, our non-GAAP financial measures may not be comparable to their measures.

Commentary:

Year 2011 versus 2010

			Change in Operating Income Compared to the Prior Year
	For the Year Ended December 31,			Change Due To
			Total Change		Net Price (a)	Material Costs (b)
	2011	2010		Volume			Currency	Other (c) (d)
Technical Products	$33.8	$29.2	$4.6	$0.6	$17.4	$(16.5)	$0.6	$2.5
Fine Paper	39.7	40.5	(0.8)	(2.4)	8.9	(5.6)	—	(1.7)
Unallocated corporate costs	(16.9)	(14.6)	(2.3)	—	—	—	—	(2.3)

Consolidated	$56.6	$55.1	$1.5	$(1.8)	$26.3	$(22.1)	$0.6	$(1.5)

(a)
Includes price changes, net of changes in product mix.
(b)
Includes price changes for raw materials and energy.
(c)
For the year ended December 31, 2011 unallocated corporate costs include $2.4 million of costs related to the early redemption in March 2011 of $65 million of our Senior Notes (the "Early Redemption").
(d)
For the year ended December 31, 2010 results for the Fine Paper segment include a gain of $3.4 million related to the sale of the Ripon Mill.

Consolidated operating income of $56.6 million for the year ended December 31, 2011 increased $1.5 million from the prior year period. Unallocated corporate costs for the year ended December 31, 2011 include $2.4 million of costs related to the Early Redemption. For the year ended December 31, 2010 results for the Fine Paper segment include a gain of $3.4 million related to the sale of the Ripon Mill. Excluding costs related to the Early Redemption and gains related to the sale of the Ripon Mill, consolidated operating income increased $7.3 million from the prior year due to higher average net price and the on-going benefits of cost control initiatives, partially offset by increased manufacturing input costs and lower fine paper volume.

  •
  Operating income for our technical products business increased $4.6 million or 16 percent from 2010 primarily due to higher average net selling prices and a more favorable product mix due to growth in premium filtration, label and heat transfer products, partially offset by higher manufacturing input costs for latex, pulp and energy.

  •
  Operating income for our fine paper business decreased $0.8 million from the prior year period. Excluding the 2010 gain related to the sale of the Ripon Mill, operating income increased $2.6 million or seven percent from the prior year period primarily due to higher average net selling prices, a more favorable product mix and a more efficient cost structure, partially offset by higher manufacturing input costs, principally for hardwood pulp and cotton, and lower shipment volume.

  •
  Unallocated corporate expenses for the year ended December 31, 2011 were $2.3 million unfavorable to the prior year period primarily due to $2.4 million of costs related to the Early Redemption. Excluding such costs, spending in 2011 was essentially unchanged from the prior year.

Year 2010 versus 2009

			Change in Operating Income Compared to the Prior Year
	For the Year Ended December 31,			Change Due To
			Total Change		Net Price (a)	Material Costs (b)
	2010	2009		Volume			Currency	Other (c)
Technical Products	$29.2	$14.4	$14.8	$24.1	$13.1	$(20.2)	$(0.2)	$(2.0)
Fine Paper (c)	40.5	17.5	23.0	5.4	4.0	(12.7)	—	26.3
Unallocated corporate costs	(14.6)	(15.5)	0.9	—	—	—	—	0.9

Consolidated	$55.1	$16.4	$38.7	$29.5	$17.1	$(32.9)	$(0.2)	$25.2

(a)
Includes price changes, net of changes in product mix.
(b)
Includes price changes for raw materials and energy.
(c)
For the year ended December 31, 2010 and 2009 results for the Fine Paper segment include gains (losses) of $3.4 million and $(17.1) million, respectively, related to the closure and sale of the Ripon Mill.

Consolidated operating income of $55.1 million for the year ended December 31, 2010 increased $38.7 million compared to the prior year. Operating results for the years ended December 31, 2010 and 2009 include gains (losses) of $3.4 million and $(17.1) million, respectively, related to the closure of the Ripon Mill in May 2009. Excluding these items, consolidated operating income for the year ended December 31, 2011 increased $18.2 million from the prior year due to favorable volume (including the benefit of improved paper machine utilization), higher selling prices and the benefits of actions taken across all businesses to reduce costs and control spending. These favorable factors were only partially offset by higher manufacturing input costs, particularly for pulp and latex.

  •
  Operating income for our technical products business of $29.2 million increased $14.8 million compared to the prior year due to favorable volume (including the benefit of improved paper machine utilization) and higher selling prices. These favorable factors were partially offset by higher manufacturing input costs, principally for pulp and latex volume. For the year ended December 31, 2011, operating margins in our Technical Products segment of 7.6 percent increased more than three percentage points from the prior year.

  •
  Operating income for our fine paper business of $40.5 million increased $23.0 million from the prior year period. Operating results for the years ended December 31, 2010 and 2009 include gains (losses) of $3.4 million and $(17.1) million, respectively, related to the closure of the Ripon Mill in May 2009. Excluding these items, operating income increased $2.5 million from the prior year primarily due to higher selling prices, favorable volume and a more efficient cost structure following cost reduction initiatives implemented in 2009 and 2010. These favorable variances more than offset approximately $12.7 million in higher manufacturing input costs, including for hardwood pulp; and a less favorable product mix due to faster growth rates for relatively lower priced products. For the year ended December 31, 2011, operating margins in our Fine Paper segment, excluding unusual items, of approximately13.6 percent were essentially unchanged from the prior year.

  •
  Unallocated corporate expenses decreased $0.9 million compared to the prior year due to the benefits of cost control initiatives implemented in 2009.

  Additional Statement of Operations Commentary:

  •
  SG&A expense of $68.2 million for the year ended December 31, 2011 was $1.1 million lower than the prior year. For the year ended December 31, 2011, SG&A expense as a percentage of net sales was approximately 9.8 percent and was 0.7 percentage points lower than the prior year primarily due to cost control initiatives and higher sales. For the year ended December 31, 2009, SG&A expense of $69.1 million was $6.1 million lower than the prior year primarily due to cost control initiatives implemented in 2009.

  •
  For the years ended December 31, 2011, 2010 and 2009, we incurred $15.6 million, $20.5 million and $23.4 million, respectively, of interest expense. The decrease in interest expense for 2011 as compared to 2010 was primarily due to lower average debt levels and lower weighted average interest rates in 2011 following the Early Redemption. The decrease in interest expense for 2010 as compared to 2009 was primarily due to lower average debt levels in 2010 as a result of the repayment of all term loan and U.S. revolving credit borrowings with proceeds from the sale of the Woodlands.

  •
  In general, our effective tax rate differs from the U.S. statutory tax rate of 35 percent primarily due to the benefits of our corporate tax structure and the proportion of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate. For the year ended December 31, 2011, we recorded an income tax provision related to continuing operations of $12.0 million which resulted in an effective income tax rate of approximately 29 percent. For the year ended December 31, 2010, we recorded an income tax provision related to continuing operations of $9.8 million which resulted in an effective income tax rate of approximately 28 percent. For the year ended December 31, 2009, we recorded an income tax benefit related to continuing operations of $5.0 million which resulted in an effective income tax (benefit) rate of approximately (74) percent. Our effective tax benefit rate for the year ended December 31, 2009 was significantly affected by the proportion of earnings generated in tax jurisdictions with tax rates that differ from the 35 percent statutory tax rate in the United States, the effects of accruals for uncertain tax positions and the level of pretax losses. For a reconciliation of effective tax provision (benefit) rate to the U.S. federal statutory provision (benefit) tax rate, see Note 5 of Notes to Consolidated Financial Statements, "Income Taxes."

Liquidity and Capital Resources

	Year Ended December 31,
	2011	2010	2009
Net cash flow provided by (used in):
Operating activities	$57.2	$54.5	$64.9
Investing activities
Capital expenditures	$(23.1)	$(17.4)	$(8.4)
Proceeds from asset sales	—	86.7	0.8
Other investing activities	(5.8)	(2.8)	(0.7)

Total	$(28.9)	$66.5	$(8.3)

Financing activities	$(63.8)	$(78.3)	$(54.2)
Net increase (decrease) in cash and cash equivalents (a)	$(35.5)	$42.7	$2.3

(a)
Includes the effect of exchange rate changes on cash and cash equivalents.

Operating Cash Flow Commentary

  •
  Cash provided by operating activities of $57.2 million for the year ended December 31, 2011 was $2.7 million greater than cash provided by operating activities of $54.5 million in the prior year primarily due to higher operating income. For the year ended December 31, 2011, our investment in working capital increased $7.2 million compared to an increase of $3.9 million in our investment in working capital in the prior year. Excluding working capital changes, cash provided by operations for the current year increased $6.0 million from the prior year.

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

  •
  As of December 31, 2011, we had $76.3 million of U.S. federal and $81.8 million of state net operating losses ("NOLs"). If not used, substantially all of the NOLs will expire in various amounts between 2028 and 2030.

  •
  In November 2010, we received a tax examination report from the German tax authorities challenging certain interest expense deductions claimed on our tax returns for the years 2006 and 2007. We are indemnified by FiberMark, Inc. for any tax liabilities arising from the operations of Neenah Germany prior to October 2006. In August 2011, we received tax assessments totaling €3.7 million from the German tax authorities and submitted an appeal challenging these assessments. As of December 31, 2011, the German tax authorities had not rendered a decision on our appeal. We believe that the finding in the report is improper and will be rejected on appeal.

    In November 2011, we paid €1.5 million and in January 2012 paid an additional €0.3 million against these assessments. In December 2011, the German tax authorities requested additional information. Pending the German tax authorities consideration of the additional information that we provided, we do not anticipate that additional payments will be required.

Investing Commentary:

  •
  For the year ended December 31, 2011, cash used by investing activities was $28.9 million, compared to cash provided by investing activities of $66.5 million in the prior year period. Cash provided by investing activities for the year ended December 31, 2010 includes net proceeds from the sale of the Woodlands and the Ripon Mill of $86.7 million.

  •
  Capital expenditures for the year ended December 31, 2011 were $23.1 million compared to spending of $17.4 million in the prior year. Capital expenditures in the current year were primarily to increase meltblown capacity in our German filtration business and for projects to increase the efficiency and cost effectiveness of our manufacturing assets. We have aggregate planned capital expenditures for 2012 of approximately $25 million. We believe that the level of our capital spending for 2012 will allow us to expand the capabilities of our manufacturing assets to successfully pursue strategic initiatives and maintain the efficiency and cost effectiveness of these assets.

  •
  For the years ended December 31, 2011 and 2010, we invested $5.8 million and $3.5 million, respectively, in marketable securities. As of December 31, 2011, $7.0 million of those marketable securities were sold and were held in restricted cash.

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

  •
  For the year ended December 31, 2011, cash and cash equivalents decreased $35.5 million to $12.8 million at December 31, 2011 from $48.3 million at December 31, 2010. We used approximately $34 million of available cash and cash equivalents to partially finance the Early Redemption. For the year ended December 31, 2010, we purchased $2 million principal amount of our Senior Notes at slightly less than par value. From time to time we may be in the market for the purpose of repurchasing our Senior Notes. Any such purchases are not expected to have a material effect on our liquidity.

  •
  As of December 31, 2011, we had $7.0 million of restricted cash. In January 2012, the restricted cash was used to pay postretirement pension benefits.

  •
  For the year ended December 31, 2011, debt decreased $58.7 million to $186.2 million at December 31, 2011 from $244.9 million at December 31, 2010 primarily due to the Early Redemption of $65 million of our Senior Notes.

  •
  On March 31, 2011, we entered into the First Amendment (the "First Amendment") to our Amended and Restated Credit Agreement, dated as of November 5, 2009 (as amended by the First Amendment and the Second Amendment (defined below), the "Credit Agreement"). As of December 31, 2011, the Credit Agreement consists of a $95 million senior, secured revolving credit facility (the "Revolver"). Our ability to borrow under the Revolver is limited to the lowest of (a) $95 million; (b) our borrowing base (as determined in accordance with the Credit Agreement) and (c) the applicable cap on the amount of "credit facilities" under the indenture for the Senior Notes. In addition, under certain conditions, we have the ability to increase the size of the Revolver to $150 million. The total commitment under the Credit Agreement cannot exceed $150 million. The Credit Agreement will terminate on November 30, 2015 or on August 31, 2014 if the Senior Notes have not been repurchased, defeased, refinanced or extended as of such date. The Credit Agreement is secured by substantially all of the assets of the Company and the subsidiary borrowers.

  •
  On November 16, 2011, we entered into the Second Amendment (the "Second Amendment") to the Credit Agreement. The Second Amendment, among other things, amended the covenants in the Credit Agreement to permit us to repurchase (1) up to $15,000,000 of our stock on or before December 31, 2012, and (2) up to an additional $10,000,000 of our stock annually thereafter during the term of the Credit Agreement, subject to the terms and conditions contained in the Second Amendment.

  •
  Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of December 31, 2011, we had no amounts outstanding under our Revolver, outstanding letters of credit and other items of $0.8 million and $79.2 million of available credit. In addition, we had €15.5 million ($20.1 million, based on exchange rates at December 31, 2011) outstanding under the German Lines of Credit and €2.5 million ($3.2 million, based on exchanges rates at December 31, 2011) of available credit.

  •
  We paid aggregate annual cash dividends of $0.44 per share or approximately $6.7 million for the year ended December 31, 2011. We paid aggregate annual cash dividends of $0.40 per share or approximately $5.9 million and $6.0 million for the years ended December 31, 2010 and 2009, respectively. In November 2011, we announced a nine percent increase in the annual cash dividend to $0.48 per share. Dividends will be paid in four equal quarterly installments effective with the March 2012 dividend payment.

  •
  We have required debt payments through December 31, 2012 of $21.7 million. Such payments include required amortization payments on our German Loan Agreement of approximately $1.6 million and $20.1 million on our German Lines of Credit.

On January 31, 2012, we completed the purchase of certain premium paper brands and other assets from Wausau. Material terms of the acquisition include a cash payment of $21 million which was financed through our existing credit facility and cash on hand. In addition, we entered a supply agreement under which Wausau will manufacture and supply certain products to us during a transition period. Annual sales from the purchased premium brands are estimated to be approximately $100 million and we expect to incur one-time cash and non-cash costs of approximately $10 million related to the purchase.

Management believes that our ability to generate cash from operations and our borrowing capacity are adequate to fund working capital, capital spending and other cash needs for the next 12 months. Our ability to generate adequate cash from operations beyond 2012 will depend on, among other things, our ability to successfully implement our business strategies, control costs in line with market conditions and manage the impact of changes in input prices and currencies. We can give no assurance we will be able to successfully implement these items.

Contractual Obligations

The following table presents the total contractual obligations for which cash flows are fixed or determinable as of December 31, 2011:

(In millions)	2012	2013	2014	2015	2016	Beyond 2016	Total
Long-term debt payments	$21.7	$1.5	$159.5	$1.4	$1.5	$0.6	$186.2
Interest payments on long-term debt (a)	12.7	11.9	11.3	0.1	—	—	36.0
Open purchase orders (b)	42.1	—	—	—	—	—	42.1
Other post-employment benefit obligations (c)	3.4	3.0	3.5	3.8	4.0	20.3	38.0
Contributions to pension trusts	19.8	0.8	3.3	—	—	—	23.9
Liability for uncertain tax positions	8.4	—	—	—	—	—	8.4
Minimum purchase commitments (d)	7.2	1.1	—	—	—	—	8.3
Operating leases	1.4	1.2	0.9	0.7	0.5	0.2	4.9

Total contractual obligations	$116.7	$19.5	$178.5	$6.0	$6.0	$21.1	$347.8

(a)
Interest payments on long-term debt includes interest on variable rate debt at December 31, 2011 weighted average interest rates.

(b)
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

(d)
The minimum purchase commitments in 2012 are primarily for coal contracts. Although we are primarily liable for payments on the above operating leases and minimum purchase commitments, based on historic operating performance and forecasted future cash flows, we believe our exposure to losses, if any, under these arrangements is not material.

Adoption of New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-05 ("ASU No. 2011-05") which amends ASC Topic 220, Comprehensive Income. ASU Topic No. 2011-05 gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In each instance, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU No. 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued Accounting Standards Update No. 2011-12 ("ASU No. 2011-12") which supersede certain pending paragraphs in ASU No. 2011-05 to effectively defer only those changes in ASU No. 2011-12 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. We adopted ASU No. 2011-05 and ASU No. 2011-12 in our annual financial statements for the year ended December 31, 2011. The adoption of ASU No. 2011-05 and ASU No. 2011-12 did not affect our financial position, results of operations or cash flows.

In September 2011, the FASB issued Accounting Standards Update 2011-08 ("ASU No. 2011-08") which amends ASC Topic 350, Intangibles — Goodwill and Other Testing Goodwill for Impairment ("ASC Topic 350"). ASU Topic No. 2011-08 gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in ASC Topic 350. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under ASU No. 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period.

Under ASU No. 2011-08, an entity no longer is permitted to carry forward its detailed calculation of a reporting unit's fair value from a prior year as previously permitted by ASC Topic 350. ASU No. 2011-08 does not change the current guidance for testing other indefinite lived intangible assets for impairment.

ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, if an entity's financial statements for the most recent annual or interim period have not yet been issued. We adopted ASU No. 2011-08 in our annual financial statements for the year ended December 31, 2011. The adoption of ASU No. 2011-08 did not affect our financial position, results of operations or cash flows.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") in the United States requires estimates and assumptions that affect the reported amounts and related disclosures of assets and liabilities at the date of the financial statements and net sales and expenses during the reporting period. Actual results could differ from these estimates, and changes in these estimates are recorded when known. The critical accounting policies used in the preparation of the consolidated financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regard to estimates used. These critical judgments relate to the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of expenses.

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

Inventories

We value U.S. inventories at the lower of cost, using the Last-In, First-Out ("LIFO") method for financial reporting purposes, or market. German inventories are valued at the lower of cost, using a weighted-average cost method, or market. The First-In, First-Out value of U.S. inventories valued on the LIFO method was $59.1 million and $57.0 million at December 31, 2011 and 2010, respectively and exceeded such LIFO value by $13.3 million and $12.3 million, respectively. Cost includes labor, materials and production overhead.

Income Taxes

As of December 31, 2011, we have recorded aggregate deferred income tax assets of $64.8 million related to temporary differences, net operating losses and credits. We have established a valuation allowance of $1.7 million against certain state deferred income tax assets in states where we no longer have operations. As of December 31, 2010, our aggregate deferred income tax assets were $64.3 million and had a valuation allowance against such deferred income tax assets of $1.7 million. In determining the need for valuation allowances, we consider many factors, including specific taxing jurisdictions, sources of taxable income, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance would be recognized if, based on the weight of available evidence, we conclude that it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

As of December 31, 2011 and 2010, our liability for uncertain income taxes positions was $8.4 million and $8.6 million, respectively. In evaluating and estimating tax positions and tax benefits, we consider many factors which may result in periodic adjustments and which may not accurately anticipate actual outcomes.

Pension and Other Postretirement Benefits

Pension Plans

Substantially all active employees of our U.S. operations participate in defined benefit pension plans and/or defined contribution retirement plans. Neenah Germany has defined benefit plans designed to provide a monthly pension benefit upon retirement to substantially all of its employees in Germany. In addition, we maintain a supplemental retirement contribution plan (the "SERP") which is a non-qualified defined benefit plan. We provide benefits under the SERP to the extent necessary to fulfill the intent of our defined benefit retirement plans without regard to the limitations set by the IRS on qualified defined benefit plans.

Our funding policy for qualified defined benefit plans is to contribute assets to fully fund the accumulated benefit obligation, as required by the Pension Protection Act of 2006. Subject to regulatory and tax deductibility limits, any funding shortfall is to be eliminated over a reasonable number of years. Nonqualified plans providing pension benefits in excess of limitations imposed by the taxing authorities are not funded. There is no legal or governmental obligation to fund Neenah Germany's benefit plans and as such the plans are currently unfunded.

Consolidated pension expense for defined benefit pension plans was $5.4 million, $6.3 million and $9.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense was 7.75 percent, 8.00 percent and 7.92 percent for the years ended December 31, 2011, 2010 and 2009, respectively. The expected long-term rate of return on pension fund assets held by our pension trusts was determined based on several factors, including input from pension investment consultants and projected long-term returns of broad equity and bond indices. We also considered the plans' historical 10-year and 15-year compounded annual returns. We anticipate that, on average, actively managed U.S. pension plan assets will generate annual long-term rates of return of at least 7.25 percent. Our expected long-term rate of return on the assets in the plans is based on an asset allocation assumption of about 45 percent with equity managers, with expected long-term rates of return of approximately 8 to10 percent, and 55 percent with fixed income managers, with an expected long-term rate of return of approximately 5 to 7 percent. The actual asset allocation is regularly reviewed and periodically rebalanced to the targeted allocation when considered appropriate. We evaluate our investment strategy and long-term rate of return on pension asset assumptions at least annually.

Pension expense is estimated based on the fair value of assets rather than a market-related value that averages gains and losses over a period of years. Investment gains or losses represent the difference between the expected return calculated using the fair value of the assets and the actual return based on the fair value of assets. The variance between the actual and the expected gains and losses on pension assets is recognized in pension expense more rapidly than it would be if a market-related value for plan assets was used. As of December 31, 2011, our pension plans had cumulative unrecognized investment losses and other actuarial losses of approximately $60.4 million. These unrecognized net losses may increase our future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate our pension obligations or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the "corridor" determined under ASC Topic 715.

The discount (or settlement) rate that is utilized for determining the present value of future pension obligations in the U.S. is generally based on the yield for a theoretical basket of AA-rated corporate bonds currently available in the market place, whose duration matches the timing of expected pension benefit payments. The discount (or settlement) rate that is utilized for determining the present value of future pension obligations in Germany is generally based on the IBOXX index of AA-rated corporate bonds adjusted to match the timing of expected pension benefit payments. The weighted average discount rate utilized to determine the present value of future pension obligations at December 31, 2011 and 2010 was 5.14 percent and 5.86 percent, respectively.

Our consolidated pension expense in 2012 is based on the expected weighted-average long-term rate of return on assets and the weighted-average discount rate described above and various other assumptions. Pension expense beyond 2012 will depend on future investment performance, our contributions to the pension trusts, changes in discount rates and various other factors related to the covered employees in the plans.

The fair value of the assets in our defined benefit plans at December 31, 2011 of approximately $211 million increased approximately $19 million from the fair value of about $192 million at December 31, 2010, as investment gains and employer contributions exceeded benefit payments. At December 31, 2011, the projected benefit obligations of our defined benefit plans exceeded the fair value of plan assets by approximately $77 million which was approximately $17 million larger than the $60 million deficit at December 31, 2010. The accumulated benefit obligation exceeded the fair value of plan assets by approximately $33.6 million and $48.2 million at December 31, 2011 and 2010, respectively. Contributions to pension trusts for the year ended December 31, 2011 were $12.9 million compared with $12.6 million for the year ended December 31, 2010. In addition, we made direct benefit payments for unfunded qualified and supplemental retirement benefits of approximately $2.2 million and $2.5 million for the years ended December 31, 2011 and 2010, respectively.

Other Postretirement Benefit Plans

We maintain postretirement health care and life insurance benefit plans for active employees and former employees of our Canadian pulp operations. The plans are generally noncontributory for employees who were eligible to retire on or before December 31, 1992 and contributory for most employees who became eligible to retire on or after January 1, 1993. We do not provide a subsidized postretirement health care or life insurance benefit to most employees hired after 2003. Our postretirement health care and life insurance benefit plans are unfunded.

For the years ended December 31, 2011, 2010 and 2009, consolidated postretirement health care and life insurance plan benefit expense was $4.7 million, $4.3 million and $5.7 million, respectively. The weighted-average discount (or settlement) rate used to calculate postretirement health care and life insurance plan benefit expense was 5.70 percent, 5.92 percent and 6.00 percent for the years ended December 31, 2011, 2010 and 2009, respectively. The discount (or settlement) rate that is utilized for determining the present value of future postretirement health care and life insurance plan benefit obligations in the U.S. is generally based on the yield for a theoretical basket of AA-rated corporate bonds currently available in the market place, whose duration matches the timing of expected postretirement health care and life insurance benefit payments. The discount (or settlement) rate that is utilized for determining the present value of future postretirement health care and life insurance obligations for our foreign benefit plans is generally based on an index of AA-rated corporate bonds adjusted to match the timing of expected benefit payments.

Our consolidated postretirement health care and life insurance plan benefit expense in 2012 is based on the weighted-average discount rate described above and various other assumptions. Postretirement health care and life insurance plan benefit expense beyond 2012 will depend on future health care cost trends, changes in discount rates and various other factors related to the covered employees in the plans.

Our obligations for postretirement health care and life insurance plan benefits are measured annually as of December 31. The weighted average discount rate utilized to determine the present value of future postretirement health care and life insurance obligations at December 31, 2011 and 2010 was 5.03 percent and 5.70 percent, respectively. The assumed inflationary health care cost trend rates used to determine obligations at December 31, 2011 and costs for the year ended December 31, 2012 were 7.9 percent gradually decreasing to an ultimate rate of 4.5 percent in 2027. The assumed inflationary health care cost trend rates used to determine obligations at December 31, 2010 and costs for the year ended December 31, 2011 were 8.4 percent gradually decreasing to an ultimate rate of 4.5 percent in 2027. At December 31, 2011, the projected benefit obligations for our postretirement health care and life insurance plans was approximately $42 million and was essentially unchanged from the projected benefit obligation at December 31, 2010.

Impairment of Long-Lived Assets

Property, Plant and Equipment

Property, plant and equipment are tested for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment ("ASC Topic 360"), whenever events or changes in circumstances indicate that the carrying amounts of such long-lived assets may not be recoverable from future net pre-tax cash flows. Impairment testing requires significant management judgment including estimating the future success of product lines, future sales volumes, growth rates for selling prices and costs, alternative uses for the assets and estimated proceeds from disposal of the assets. Impairment testing is conducted at the lowest level where cash flows can be measured and are independent of cash flows of other assets. An asset impairment would be indicated if the sum of the expected future net pre-tax cash flows from the use of the asset (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss would be measured based on the difference between the fair value of the asset and its carrying amount. We determine fair value based on an expected present value technique using multiple cash flow scenarios that reflect a range of possible outcomes and a risk free rate of interest are used to estimate fair value.

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

Goodwill and Other Intangible Assets with Indefinite Lives

Goodwill arising from a business combination is recorded as the excess of purchase price and related costs over the fair value of identifiable assets acquired and liabilities assumed in accordance with ASC Topic 805, Business Combinations ("ASC Topic 805"). All of our goodwill was acquired in conjunction with the acquisition of Neenah Germany in October 2006.

Under ASC Topic 350, Intangibles — Goodwill and Other ("ASC Topic 350"), goodwill is subject to impairment testing at least annually. ASC Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the two-step impairment test is necessary, a fair-value-based test is applied at the reporting unit level, which is generally one level below the operating segment level. The test compares the fair value of an entity's reporting units to the carrying value of those reporting units. This test requires various judgments and estimates. The Company estimates the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. The Company tests goodwill for impairment at least annually on November 30 in conjunction with preparation of its annual business plan, or more frequently if events or circumstances indicate it might be impaired.

At November 30, 2011, the Company's assessment of qualitative facts and circumstances indicated no impairment of goodwill. The qualitative factors that we considered included, but were not limited to, changes in the macroeconomic conditions; changes in industry and market conditions such as an increase in the competitive environment; changes in manufacturing input costs — particularly to the extent these cannot be recovered through higher prices; changes in our market capitalization and changes in financial performance including earnings and cash flows.

Certain trade names are estimated to have indefinite useful lives and as such are not amortized. Intangible assets with indefinite lives are annually reviewed for impairment in accordance with ASC Topic 350.

Our annual test of goodwill for impairment at November 30, 2011, 2010 and 2009 indicated that the carrying amount of goodwill assigned to Neenah Germany was considered recoverable. Significant assumptions used in developing the discounted operating cash flow approach were revenue growth rates and pricing, costs for manufacturing inputs, levels of capital investment and estimated cost of capital for high, medium and low growth environments.

As of December 31, 2011, a one percentage point increase in the estimate for our cost of capital used in the impairment test would result in an approximately $35 million change in the estimated fair value of the Neenah Germany but would not result in an impairment of goodwill.

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

Our annual test of other intangible assets for impairment at November 30, 2011, 2010 and 2009 indicated that the carrying amount of such assets was recoverable.

Stock-Based Compensation

We account for stock-based compensation in accordance with the fair value recognition provisions of ASC Topic 718, Compensation — Stock Compensation ("ASC Topic 718"). The amount of stock-based compensation cost recognized is based on the fair value of grants that are ultimately expected to vest and is recognized pro-rata over the requisite service period for the entire award.

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

Foreign Currency Risk

Our reported operating results are affected by changes in the exchange rates of the local currencies of our non-U.S. operations relative to the U.S. dollar. For the year ended December 31, 2011, a hypothetical 10 percent increase in the exchange rates of the U.S dollar relative to the local currencies of our non-U.S. operations would have decreased our income before income taxes by approximately $1.8 million. We do not hedge our exposure to exchange risk on reported operating results.

The translation of the balance sheets of our non-U.S. operations from their local currencies into U.S. dollars is also sensitive to changes in the exchange rate of the U.S. dollar. Consequently, we performed a sensitivity test to determine if changes in the exchange rate would have a significant effect on the translation of the balance sheets of our non-U.S. operations into U.S. dollars. These translation gains or losses are recorded as unrealized translation adjustments ("UTA", a component of accumulated other comprehensive income) within stockholders' equity. The hypothetical change in UTA is calculated by multiplying the net assets of our non-U.S. operations by a 10 percent change in the exchange rate of their local currencies versus the U.S. dollar. As of December 31, 2011, the net assets of our non-U.S. operations exceeded their net liabilities by approximately $172 million. As of December 31, 2011, a 10 percent decrease in the exchange rate of the U.S. dollar against the local currencies of our non-U.S. operations would have decreased our stockholders' equity by approximately $17 million.

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

Based on 2011 pulp purchases, a 10 percent increase in the average market price for pulp (approximately $90 per ton) would have increased our annual costs for pulp purchases by approximately $13 million.

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

Our technical products business acquires all of its specialized pulp requirements from two global suppliers and certain critical specialty latex grades from four suppliers. In general, these supply arrangements are not covered by formal contracts, but represent multi-year business relationships that have historically been sufficient to meet our needs. We expect these relationships to continue to operate in a satisfactory manner in the future. In the event of an interruption of production at any one supplier, we believe that each of these suppliers individually would be able to satisfy our short-term requirements for specialized pulp or specialty latex. In the event of a long-term disruption in our supply of specialized pulp or specialty latex, we believe we would be able to substitute other pulp grades or other latex grades that would allow us to meet required product performance characteristics and incur only a limited disruption in our production. As a result, we do not believe that the substitution of such alternative pulp or latex grades would have a material effect on our operations.

Our fine paper business acquires a substantial majority of the cotton fiber used in the production of certain branded bond paper products pursuant to annual agreements with two North American producers. The balance of our cotton fiber requirements are acquired through "spot market" purchases from a variety of other producers. We believe that a partial or total disruption in the production of cotton fibers at our two primary suppliers would increase our reliance on "spot market" purchases with a likely corresponding increase in cost. Since cotton fiber represents less than five percent of the total fiber requirements of our Fine Paper business and we have the ability to source cotton fiber on the "spot market" if faced with a supply disruption, we would not expect cotton fiber supply issues to have a material effect on our operations.

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

Except for certain specialty latex grades and specialty softwood pulp used by our technical products business and cotton fiber used by our fine paper business, we are not aware of any significant concentration of business transacted with a particular supplier.

Interest Rate Risk

We are exposed to interest rate risk on our variable rate bank debt. At December 31, 2011, we had $20.1 million of variable rate borrowings outstanding. A 100 basis point increase in interest rates would increase our annual interest expense on outstanding variable rate borrowings by approximately $0.2 million.

Environmental Regulation/Climate Change Legislation

Our manufacturing operations are subject to extensive regulation primarily by U.S., German and other international authorities. We have made significant capital expenditures to comply with environmental laws, rules and regulations. Due to changes in environmental laws and regulations, including potential future legislation to limit GHG emissions, the application of such regulations and changes in environmental control technology, we are not able to predict with certainty the amount of future capital spending to be incurred for environmental purposes. Taking these uncertainties into account, we have planned capital expenditures for environmental projects during the period 2012 through 2014 of approximately $1 million to $2 million annually.

We believe these risks can be managed and will not have a material effect on our business or our consolidated financial position, results of operations or cash flows.

Item 8.    Financial Statements and Supplementary Data

The information required in Item 8 is contained in and incorporated herein by reference from pages F-1 through F-48 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) or 15a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of the Company's businesses. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based upon its assessment, management believes that as of December 31, 2011, the Company's internal controls over financial reporting were effective.

The effectiveness of internal control over financial reporting as of December 31, 2011, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited the Company's consolidated financial statements. Deloitte & Touche's attestation report on the Company's internal control over financial reporting is included herein. See "Item 15 — Exhibits and Financial Statement Schedules."

Neenah Paper, Inc
March 7, 2012

Changes in Internal Control Over Financial Reporting

There has been no significant change in the Company's internal control over financial reporting during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information relating to nominees for director of Neenah and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the captions "Election of Directors," "Meetings and Committees of the Board of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2012. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011.

Code of Ethics

The Neenah Paper, Inc. Code of Business Conduct and Ethics, applies to all directors, officers and employees of Neenah. The Code of Business Conduct and Ethics meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer, Chief Financial Officer (our principal financial officer) and Vice President — Controller (our principal accounting officer), as well as all other employees, as indicated above. The Code of Business Conduct and Ethics also meets the requirements of a code of conduct under New York Stock Exchange listing standards. The Code of Business Conduct and Ethics is posted on our web site at www.neenah.com under the links "Investor Relations — Corporate Governance — Code of Ethics" and print copies are available upon request without charge. You can request print copies by contacting our General Counsel in writing at Neenah Paper, Inc., 3460 Preston Ridge Road, Suite 600, Alpharetta, Georgia 30005 or by telephone at 678-566-6500. The Company intends to disclose any amendments to the Code of Business Conduct and Ethics, as well as any waivers for executive officers or directors, on our web site at www.neenah.com.

Item 11.    Executive Compensation

Information relating to executive compensation and other matters is set forth under the captions "Compensation, Discussion and Analysis," "Additional Executive Compensation," "Director Compensation," and "Compensation Committee Report" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

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

Item 14.    Principal Accountant Fees and Services

Information relating to Neenah's principal accounting fees and services is set forth under the caption "Independent Registered Public Accounting Firm Fees and Services" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedule

(a)  Documents filed as part of this report:

1.
Consolidated Financial Statements

The following reports and financial statements are filed herewith on the pages indicated:

2.
Financial Statement schedule

The following schedule is filed herewith:

Schedule II — Valuation and Qualifying Accounts	F-48

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
2.5
Agreement and Plan of Merger, among Neenah Paper, Inc., Fox Valley Corporation, Fox River Paper Company, LLC and AF/CPS Holding Corporation, dated as of February 5, 2007 (filed as Exhibit 2.1 to the Neenah Paper, Inc. Current Report on Form 8-K filed March 1, 2007 and incorporated herein by reference).
2.6
Amended and Restated Share Purchase Agreement dated as of June 24, 2008, by and among Neenah Paper Company of Canada, NPCC Holding Company, LLC, Neenah Paper, Inc., Azure Mountain Capital Holdings LP, Northern Pulp NS LP, and Azure Mountain Capital Financial LP (filed as Exhibit 10.2 to the Neenah Paper, Inc. Quarterly Report on Form 10-Q for the three months ended June 30, 2008, filed August 11, 2008 and incorporated herein by reference).

Exhibit Number	Exhibit
2.7	Asset Purchase Agreement dated as of June 24, 2008, by and between Neenah Paper Company of Canada and Azure Mountain Financial Corporation (filed as Exhibit 10.3 to the Neenah Paper, Inc. Quarterly Report on Form 10-Q for the three months ended June 30, 2008, filed August 11, 2008 and incorporated herein by reference).
2.8
Asset Purchase Agreement dated as of June 24, 2008, by and between Neenah Paper Company of Canada and Northern Pulp Nova Scotia Corporation (filed as Exhibit 10.4 to the Neenah Paper, Inc. Quarterly Report on Form 10-Q for the three months ended June 30, 2008, filed August 11, 2008 and incorporated herein by reference).
2.9
Timberland Purchase and Sale Agreement dated as of February 26, 2010 by and between Neenah Paper Company of Canada and Northern Timber Nova Scotia Corporation (filed as Exhibit 10.1 to the Neenah Paper, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2010, filed May 10, 2010 and incorporated herein by reference).
2.10
Asset Purchase Agreement, by and among Neenah Paper, Inc., Wausau Paper Corp. and Wausau Paper Mills, LLC, dated as of December 7, 2011 (filed as Exhibit 2.1 to the Neenah Paper, Inc. Current Report on Form 8-K filed January 31, 2012 and incorporated herein by reference).
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
4.2
Rights Agreement between Neenah Paper, Inc. and EquiServe Trust Company, N.A., as Rights Agent, dated as of November 30, 2004 (filed as Exhibit 4.1 to the Neenah Paper, Inc. Current Report on Form 8-K filed November 30, 2004 and incorporated herein by reference).
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
10.5*
Neenah Paper Supplemental Pension Plan (filed as Exhibit 10.5 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2004, filed March 31, 2005 and incorporated herein by reference).
10.6*
Neenah Paper Supplemental Retirement Contribution Plan (filed as Exhibit 10.6 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2004, filed March 31, 2005 and incorporated herein by reference).
10.7*
Neenah Paper Executive Severance Plan (filed as Exhibit 10.7 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2004, filed March 31, 2005 and incorporated herein by reference).

Exhibit Number	Exhibit
10.8*	Neenah Paper Severance Pay Plan (filed as Exhibit 10.8 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2006, filed March 16, 2007 and incorporated herein by reference).
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
10.22*
Neenah Paper Directors' Deferred Compensation Plan approved on December 11, 2006. (filed as Exhibit 99.1 to the Neenah Paper, Inc. Registration Statement on Form S-8 filed December 21, 2006 and incorporated herein by reference).
10.23
Stumpage Agreement, dated as of June 24, 2008, by and between Neenah Paper Company of Canada, and Northern Pulp Nova Scotia Corporation (filed as Exhibit 10.5 to the Neenah Paper, Inc. Quarterly Report on Form 10-Q for the three months ended June 30, 2008, filed August 11, 2008 and incorporated herein by reference).+
10.24
Subscription Agreement, dated as of June 24, 2008, by and between Neenah Paper Company of Canada, and Azure Mountain Capital Financial Corporation (filed as Exhibit 10.6 to the Neenah Paper, Inc. Quarterly Report on Form 10-Q for the three months ended June 30, 2008, filed August 11, 2008 and incorporated herein by reference).
10.25
Amended and Restated Credit Agreement dated as of November 5, 2009 by and among Neenah Paper, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed as Exhibit 10.34 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, filed March 10, 2010 and incorporated herein by reference).+
10.26
First Amendment dated as of March 31, 2011 to the Amended and Restated Credit Agreement dated as of November 5, 2009 by and among Neenah Paper, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed as Exhibit 10.1 to the Neenah Paper, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2011, filed May 10, 2011 and incorporated herein by reference).+
10.27
Second Amendment dated as of November 16, 2011 to the Amended and Restated Credit Agreement dated as of November 5, 2009 by and among Neenah Paper, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed herewith).
11	Statement Regarding Computation of Earnings per Share (filed herewith)
12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges (filed herewith)
21	List of Subsidiaries of Neenah Paper, Inc. (filed herewith).
23	Consent of Deloitte & Touche LLP (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (filed herewith).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).
32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith).

Exhibit Number	Exhibit
101.INS	XBRL Instance Document (furnished herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith).

*
Indicates management contract or compensatory plan or arrangement.

+
Pursuant to a confidential treatment request portions of this exhibit have been furnished separately to the Securities and Exchange Commission.
(c)
Financial Statement Schedule

See Item 15(a) (2) above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEENAH PAPER, INC.
By:	/s/ JOHN P. O'DONNELL
	Name:	John P. O'Donnell
	Title:	President and Chief Executive Officer (in his capacity as a duly authorized officer of the Registrant and in his capacity as Chief Executive Officer)
	Date:	March 7, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN P. O'DONNELL John P. O'Donnell		President and Chief Executive Officer (Principal Executive Officer)	March 7, 2012
/s/ BONNIE C. LIND Bonnie C. Lind		Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 7, 2012
/s/ LARRY N. BROWNLEE Larry N. Brownlee		Vice President—Controller (Principal Accounting Officer)	March 7, 2012
/s/ SEAN T. ERWIN* Sean T. Erwin		Chairman of the Board and Director	March 7, 2012
/s/ EDWARD GRZEDZINSKI* Edward Grzedzinski		Director	March 7, 2012
/s/ MARY ANN LEEPER* Mary Ann Leeper		Director	March 7, 2012
/s/ TIMOTHY S. LUCAS* Timothy S. Lucas		Director	March 7, 2012
/s/ JOHN F. MCGOVERN* John F. McGovern		Director	March 7, 2012
/s/ PHILIP C. MOORE* Philip C. Moore		Director	March 7, 2012
/s/ STEPHEN M. WOOD* Stephen M. Wood		Director	March 7, 2012
*By:	/s/ STEVEN S. HEINRICHS Steven S. Heinrichs Senior Vice President, General Counsel and Secretary Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Neenah Paper, Inc.
Alpharetta, Georgia

We have audited the internal control over financial reporting of Neenah Paper, Inc. and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated March 7, 2012 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding a change in presentation of comprehensive income.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 7, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Neenah Paper, Inc.
Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of Neenah Paper, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Neenah Paper, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of presenting comprehensive income in 2011 due to the adoption of FASB Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. The change in presentation has been applied retrospectively to all periods presented.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 7, 2012

NEENAH PAPER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)

	Year Ended December 31,
	2011	2010	2009
Net sales	$696.0	$657.7	$573.9
Cost of products sold	570.6	537.7	472.3

Gross profit	125.4	120.0	101.6
Selling, general and administrative expenses	68.2	69.3	69.1
Other income—net	(1.8)	(1.0)	(1.0)
Loss on retirement of bonds	2.4	—	—
Loss (gain) on closure and sale of the Ripon Mill	—	(3.4)	17.1

Operating income	56.6	55.1	16.4
Interest expense	15.6	20.5	23.4
Interest income	(0.3)	(0.2)	(0.2)

Income (loss) from continuing operations before income taxes	41.3	34.8	(6.8)
Provision (benefit) for income taxes	12.0	9.8	(5.0)

Income (loss) from continuing operations	29.3	25.0	(1.8)
Income (loss) from discontinued operations, net of taxes (Note 4)	(0.2)	134.1	0.6

Net income (loss)	$29.1	$159.1	$(1.2)

Earnings (Loss) Per Common Share
Basic
Continuing operations	$1.91	$1.69	$(0.12)
Discontinued operations	(0.01)	9.05	0.04

	$1.90	$10.74	$(0.08)

Diluted
Continuing operations	$1.82	$1.61	$(0.12)
Discontinued operations	(0.01)	8.60	0.04

	$1.81	$10.21	$(0.08)

Weighted Average Common Shares Outstanding (in thousands)
Basic	14,974	14,744	14,655

Diluted	15,649	15,512	14,655

See Notes to Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2011	2010	2009
Net income (loss)	$29.1	$159.1	$(1.2)

Unrealized foreign currency translation gain (loss)	(5.0)	(15.1)	4.1
Net gain (loss) from pension and other postretirement benefit liabilities	(29.9)	(10.9)	1.6
Reclassification of amortization of adjustments to pension and other postretirement benefit liabilities recognized in net periodic benefit cost	2.5	1.9	3.0
Reclassification of cumulative currency translation adjustments related to investments in Canada (Note 1)	—	(87.9)	—

Income (loss) from other comprehensive income items	(32.4)	(112.0)	8.7
Provision (benefit) for income taxes	(10.2)	(3.0)	1.6

Other comprehensive income (loss)	(22.2)	(109.0)	7.1

Comprehensive income	$6.9	$50.1	$5.9

See Notes to Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$12.8	$48.3
Restricted cash	7.0	—
Accounts receivable, net	71.4	70.7
Inventories	68.8	69.4
Income taxes receivable	1.9	—
Deferred income taxes	17.6	19.5
Prepaid and other current assets	14.0	14.1

Total Current Assets	193.5	222.0
Property, Plant and Equipment — net	252.3	261.9
Deferred Income Taxes	45.5	43.1
Goodwill (Note 3)	40.5	41.5
Intangible Assets — net (Note 3)	21.9	24.0
Other Assets	11.4	14.2

TOTAL ASSETS	$565.1	$606.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$21.7	$13.6
Accounts payable	30.2	30.4
Accrued expenses	51.6	48.1

Total Current Liabilities	103.5	92.1
Long-Term Debt	164.5	231.3
Deferred Income Taxes	16.0	19.4
Noncurrent Employee Benefits and Other Obligations	114.4	104.7

TOTAL LIABILITIES	398.4	447.5

Commitments and Contingencies (Notes 11 and 12)
Stockholders' Equity
Common stock, par value $0.01 — authorized: 100,000,000 shares; issued and outstanding: 15,593,506 shares and 15,237,203 shares	0.1	0.1
Treasury stock, at cost: 451,155 shares and 426,201 shares	(10.9)	(10.4)
Additional paid-in capital	257.6	249.0
Accumulated deficit	(40.4)	(62.0)
Accumulated other comprehensive loss	(39.7)	(17.5)

Total Stockholders' Equity	166.7	159.2

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$565.1	$606.7

See Notes to Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions, shares in thousands)

	Common Stock					Accumulated Other Comprehensive Income
			Treasury Stock	Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount
Balance, December 31, 2008	15,055	$0.1	$(10.1)	$238.7	$(208.1)	$84.4
Net loss					(1.2)
Other comprehensive income, net of income taxes						7.1
Dividends declared					(5.9)
Restricted stock vesting (Note 9)	31		(0.1)
Stock-based compensation				4.7

Balance, December 31, 2009	15,086	0.1	(10.2)	243.4	(215.2)	91.5
Net income					159.1
Other comprehensive loss, net of income taxes						(109.0)
Dividends declared					(5.9)
Stock options exercised	86			0.7
Restricted stock vesting (Note 9)	65		(0.2)
Stock-based compensation				4.9

Balance, December 31, 2010	15,237	0.1	(10.4)	249.0	(62.0)	(17.5)
Net income					29.1
Other comprehensive loss, net of income taxes						(22.2)
Dividends declared				0.8	(7.5)
Excess tax benefits from stock-based compensation				1.0
Stock options exercised	268			2.5
Restricted stock vesting (Note 9)	89		(0.5)
Stock-based compensation				4.3

Balance, December 31, 2011	15,594	$0.1	$(10.9)	$257.6	$(40.4)	$(39.7)

See Notes to Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$29.1	$159.1	$(1.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31.0	31.3	34.5
Stock-based compensation	4.3	4.9	4.7
Excess tax benefit from stock-based compensation	(1.0)	—	—
Deferred income tax provision (benefit)	7.4	37.0	(9.4)
Loss on retirement of bonds	2.4	—	—
Gain on sale of the Woodlands (Note 4)	—	(74.1)	—
Reclassification of cumulative translation adjustments related to investments in Canada (Note 1 and Note 4)	—	(87.9)	—
Ripon Mill (gain) on sale and non-cash closure charges	—	(3.4)	6.3
Loss on other asset dispositions	0.1	0.2	0.2
Net cash provided by (used in) changes in operating working capital (Note 14)	(7.2)	(3.9)	27.4
Pension and other post-employment benefits	(7.7)	(7.8)	2.4
Other	(1.2)	(0.9)	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	57.2	54.5	64.9

INVESTING ACTIVITIES
Capital expenditures	(23.1)	(17.4)	(8.4)
Increase in restricted cash	(7.0)	—	—
Sale of marketable securities	7.0	—	—
Purchase of marketable securities	(5.8)	(3.5)	—
Net proceeds from sale of the Woodlands (Note 4)	—	78.0	—
Proceeds from asset sales	—	8.7	0.8
Other	—	0.7	(0.7)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(28.9)	66.5	(8.3)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	30.3	0.1	45.5
Debt issuance costs	(0.4)	—	(2.9)
Repayments of long-term debt	(98.7)	(71.5)	(87.6)
Short-term borrowings	16.4	13.3	12.2
Repayments of short-term borrowings	(7.8)	(14.8)	(15.4)
Proceeds from exercise of stock options	2.6	0.7	—
Excess tax benefit from stock-based compensation	1.0	—	—
Cash dividends paid	(6.7)	(5.9)	(5.9)
Shares purchased (Note 9)	(0.5)	(0.2)	(0.1)

NET CASH USED IN FINANCING ACTIVITIES	(63.8)	(78.3)	(54.2)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(0.1)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35.5)	42.7	2.3
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	48.3	5.6	3.3

CASH AND CASH EQUIVALENTS, END OF YEAR	$12.8	$48.3	$5.6

See Notes to Consolidated Financial Statements

NEENAH PAPER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except as noted)

Note 1.  Background and Basis of Presentation

Background

Neenah Paper, Inc. ("Neenah" or the "Company"), is a Delaware corporation incorporated in April 2004. The Company has two primary operations: a specialty, performance-based technical products business and a premium fine paper business.

The technical products business is an international producer of transportation and other filter media and durable, saturated and coated substrates for industrial products backings and a variety of other end markets. The fine paper business is a supplier of premium writing, text and cover papers, bright papers and specialty papers in North America. The Company's premium writing, text, cover and specialty papers are used in commercial printing and imaging applications for corporate identity packages, invitations, personal stationery and corporate annual reports, as well as, premium labels and luxury packaging.

In June 2008, the Company's wholly owned subsidiary, Neenah Paper Company of Canada ("Neenah Canada") sold its pulp mill in Pictou, Nova Scotia (the "Pictou Mill") to Northern Pulp Nova Scotia Corporation ("Northern Pulp"), a new operating company jointly owned by Atlas Holdings LLC ("Atlas") and Blue Wolf Capital Management LLC.

In March 2010, Neenah Canada sold approximately 475,000 acres of woodland assets in Nova Scotia (the "Woodlands") to Northern Timber Nova Scotia Corporation, an affiliate of Northern Pulp, for C$82.5 million ($78.6 million). The sale resulted in a pre-tax gain, net of fees and other transaction costs, of $74.1 million. The sale of the Woodlands resulted in the substantially complete liquidation of the Company's investment in Neenah Canada. For the years ended December 31, 2011, 2010 and 2009, the results of operations of the Pictou Mill and the Woodlands, the gain on sale of the Woodlands, the reclassification into earnings of cumulative currency translation adjustments attributable to the Company's Canadian subsidiaries and the loss on disposal of the Pictou Mill are reported as discontinued operations. See Note 4, "Discontinued Operations—Sale of the Pictou Mill and the Woodlands."

In May 2009, the Company permanently closed its Fine Paper mill located in Ripon, California (the "Ripon Mill"). The closure resulted in a pre-tax charge of $17.1 million for the year ended December 31, 2009. The charge was comprised of approximately $5.8 million in non-cash charges primarily for losses related to the carrying value of property, plant and equipment, a curtailment loss of $0.8 million related to postretirement benefit plans in which employees of the Ripon Mill participated (see Note 7) and cash payments for contract terminations and severance and other employee costs of approximately $10.5 million. The Company paid approximately $3.5 million and $6.5 million of such costs during the years ended December 31, 2010 and 2009, respectively.

In October 2010, the Company sold the remaining long-lived assets of the Ripon Mill, primarily composed of land and buildings, to Diamond Pet Food Processors of Ripon, LLC ("Diamond") for gross proceeds of approximately $9 million. Pursuant to the terms of the transaction, Diamond acquired all the assets and assumed responsibility for substantially all the remaining liabilities associated with the Ripon Mill. The Company recognized a pre-tax gain on the sale of approximately $3.4 million.

Basis of Presentation

The consolidated financial statements include the financial statements of the Company and its wholly owned and majority owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Note 2.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Significant management judgment is required in determining the accounting for, among other things, pension and postretirement benefits, retained insurable risks, allowances for doubtful accounts and reserves for sales returns and cash discounts, purchase price allocations, useful lives for depreciation and amortization, future cash flows associated with impairment testing for tangible and intangible long-lived assets, income taxes, contingencies, inventory obsolescence and market reserves and the valuation of stock-based compensation.

Revenue Recognition

The Company recognizes sales revenue when all of the following have occurred: (1) delivery has occurred, (2) persuasive evidence of an agreement exists, (3) pricing is fixed or determinable, and (4) collection is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependent on shipping terms. In general, the Company's shipments are designated free on board shipping point and revenue is recognized at the time of shipment. Sales are reported net of allowable discounts and estimated returns. Reserves for cash discounts, trade allowances and sales returns are estimated using historical experience.

The Company's technical products business manages seasonal peaks in inventory demand by providing certain customers with finished goods inventory on consignment and holding inventory for later shipment. The Company accounts for such inventory as finished goods until title to the inventory is transferred and the customer assumes the risks and rewards of ownership at which time the Company recognizes sales revenue.

Earnings per Share ("EPS")

The Company computes basic earnings (loss) per share ("EPS") in accordance with Accounting Standards Codification ("ASC") Topic 260, Earnings Per Share ("ASC Topic 260"). In accordance with ASC Topic 260, share-based awards with non-forfeitable dividends are classified as participating securities. In calculating basic earnings per share, this method requires net income to be reduced by the amount of dividends declared in the current period for each participating security and by the contractual amount of dividends or other participation payments that are paid or accumulated for the current period. Undistributed earnings for the period are allocated to participating securities based on the contractual participation rights of the security to share in those current earnings assuming all earnings for the period are distributed. Holders of restricted stock, restricted stock units ("RSUs") and RSUs with performance conditions have contractual participation rights that are equivalent to those of common stockholders. Therefore, the Company allocates undistributed earnings to restricted stock, RSUs, RSUs with performance conditions and common stockholders based on their respective ownership percentage, as of the end of the period.

ASC Topic 260 also requires companies with participating securities to calculate diluted earnings per share using the "Two Class" method. The "Two Class" method requires first calculating diluted earnings per share using a denominator that includes the weighted average share equivalents from the assumed conversion of dilutive securities. Diluted earnings per share is than calculated using net income reduced by the amount of distributed and undistributed earnings allocated to participating securities calculated using the "Treasury Stock" method and a denominator that includes the weighted average share equivalents from the assumed conversion of dilutive securities excluding participating securities. Companies are required to report the lowest diluted earnings per share amount under the two calculations subject to the anti-dilution provisions of ASC Topic 260.

Diluted EPS was calculated to give effect to all potentially dilutive common shares using the "Treasury Stock" method. Outstanding stock options, stock appreciation rights ("SARs") and certain RSUs with performance conditions represent the only potentially dilutive non-participating security effects on the Company's weighted-average shares. For the years ended December 31, 2011, 2010 and 2009, approximately 1,365,000, 1,590,000 and 1,700,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company's common stock for the period the options were outstanding. In addition, as a result of the loss from continuing operations for the year ended December 31, 2009 approximately 160,000 incremental shares resulting from the assumed exercise or vesting of potentially dilutive securities were excluded from the diluted earnings per share calculation, as the effect would have been anti-dilutive.

The following table presents the computation of basic and diluted shares of common stock used in the calculation of EPS (amounts in millions, except share and per share amounts):

Earnings (loss) per basic common share

	Year Ended December 31,
	2011	2010	2009
Income (loss) from continuing operations	$29.3	$25.0	$(1.8)
Distributed and undistributed amounts allocated to participating securities (a)	(0.7)	(0.1)	—

Income (loss) from continuing operations available to common stockholders	28.6	24.9	(1.8)
Income (loss) from discontinued operations, net of income taxes	(0.2)	134.1	0.6
Distributed and undistributed amounts allocated to participating securities (a)	—	(0.6)	—

Net income (loss) available to common stockholders	$28.4	$158.4	$(1.2)

Weighted-average basic shares outstanding	14,974	14,744	14,655

Basic earnings per share
Continuing operations	$1.91	$1.69	$(0.12)
Discontinued operations	(0.01)	9.05	0.04

	$1.90	$10.74	$(0.08)

Earnings (loss) per diluted common share

	Year Ended December 31,
	2011	2010	2009
Income (loss) from continuing operations	$29.3	$25.0	$(1.8)
Distributed and undistributed amounts allocated to participating securities(a)	(0.8)	(0.1)	—

Income (loss) from continuing operations available to common stockholders	28.5	24.9	(1.8)
Income (loss) from discontinued operations, net of income taxes	(0.2)	134.1	0.6
Distributed and undistributed amounts allocated to participating securities(a)	—	(0.6)	—

Net income (loss) available to common stockholders	$28.3	$158.4	$(1.2)

Weighted-average basic shares outstanding	14,974	14,744	14,655
Add: Assumed incremental shares under stock compensation plans	675	768	—

Weighted average diluted shares	15,649	15,512	14,655

Earnings (Loss) Per Common Share
Diluted earnings per share
Continuing operations	$1.82	$1.61	$(0.12)
Discontinued operations	(0.01)	8.60	0.04

	$1.81	$10.21	$(0.08)

(a)
In accordance with ASC Topic 260, for the year ended December 31, 2009 undistributed losses have been allocated entirely to common stockholders due to the fact that the holders of participating securities are not contractually obligated to share in the losses of the Company.

Financial Instruments

Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. As of December 31, 2011 and 2010, $0.6 million and $0.7 million, respectively, of the Company's cash and cash equivalent is restricted to the payment of postretirement benefits for certain former Fox River executives. As of December 31, 2011, the Company had $7.0 million of cash that was restricted to the payment of benefits under its supplemental retirement contribution plan (the "SERP").

Inventories

U.S. inventories are valued at the lower of cost, using the Last-In, First-Out (LIFO) method for financial reporting purposes, or market. German inventories are valued at the lower of cost, using a weighted-average cost method, or market. The FIFO value of inventories valued on the LIFO method was $59.1 million and $57.0 million at December 31, 2011 and 2010, respectively. Cost includes labor, materials and production overhead. For the year ended December 31, 2009 the Company recognized income of approximately $0.1 million due to the liquidation of LIFO inventories.

Foreign Currency

Balance sheet accounts of Neenah Germany and Neenah Canada are translated from Euros and Canadian dollars, respectively, into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at average exchange rates during the period. Translation gains or losses related to net assets located in Germany and Canada are recorded as unrealized foreign currency translation adjustments within accumulated other comprehensive income (loss) in stockholders' equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in other (income) expense — net in the consolidated statements of operations.

Property and Depreciation

Property, plant and equipment are stated at cost, less accumulated depreciation. Certain costs of software developed or obtained for internal use are capitalized. When property, plant and equipment is sold or retired, the costs and the related accumulated depreciation are removed from the accounts, and the gains or losses are recorded in other (income) expense — net. For financial reporting purposes, depreciation is principally computed on the straight-line method over estimated useful asset lives. Weighted average useful lives are approximately 33 years for buildings, 9 years for land improvements and 17 years for machinery and equipment. For income tax purposes, accelerated methods of depreciation are used.

Estimated useful lives are periodically reviewed and changed when warranted. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their cost may not be recoverable. An impairment loss would be recognized when estimated undiscounted future pre-tax cash flows from the use of an asset are less than its carrying amount. Measurement of an impairment loss is based on the excess of the carrying amount of the asset over its fair value. Fair value is generally measured using discounted cash flows.

The costs of major rebuilds and replacements of plant and equipment are capitalized, and the cost of maintenance performed on manufacturing facilities, composed of labor, materials and other incremental costs, is charged to operations as incurred. Start-up costs for new or expanded facilities, including costs related to trial production, are expensed as incurred.

The Company accounts for asset retirement obligations ("AROs") in accordance with ASC Topic 410, Asset Retirements and Environmental Obligations, which requires companies to make estimates regarding future events in order to record a liability for AROs in the period in which a legal obligation is created. Such liabilities are recorded at fair value, with an offsetting increase to the carrying value of the related long-lived asset. As of December 31, 2011, the Company is unable to estimate its AROs for environmental liabilities at its manufacturing facilities.

Goodwill and Other Intangible Assets

The Company follows the guidance of ASC Topic 805, Business Combinations ("ASC Topic 805"), in recording goodwill arising from a business combination as the excess of purchase price and related costs over the fair value of identifiable assets acquired and liabilities assumed. All of the Company's goodwill was acquired in conjunction with the acquisition of the stock of FiberMark Services GmbH & Co. KG and the stock of FiberMark Beteiligungs GmbH (collectively, "Neenah Germany") in October 2006.

Under ASC Topic 350, Intangibles — Goodwill and Other ("ASC Topic 350"), goodwill is subject to impairment testing at least annually. ASC Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the two-step impairment test is necessary, a fair-value-based test is applied at the reporting unit level, which is generally one level below the operating segment level. The test compares the fair value of an entity's reporting units to the carrying value of those reporting units. This test requires various judgments and estimates. The Company estimates the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. The Company tests goodwill for impairment at least annually on November 30 in conjunction with preparation of its annual business plan, or more frequently if events or circumstances indicate it might be impaired.

At November 30, 2011, the Company's assessment of qualitative facts and circumstances indicated no impairment of goodwill. The qualitative factors considered included, but were not limited to, changes in the macroeconomic conditions; changes in industry and market conditions such as an increase in the competitive environment; changes in manufacturing input costs — particularly to the extent these cannot be recovered through higher selling prices; changes in Neenah Germany's financial performance including earnings and cash flows; and changes in the Company's market capitalization.

Intangible assets with finite useful lives are amortized on a straight-line basis over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment. Intangible assets consist primarily of customer relationships, trade names and acquired intellectual property. Such intangible assets are amortized using the straight-line method over estimated useful lives of between 10 and 15 years. Certain trade names are estimated to have indefinite useful lives and as such are not amortized. Intangible assets with indefinite lives are reviewed for impairment at least annually in accordance with ASC Topic 350. See Note 3, "Goodwill and Other Intangible Assets."

Research Expense

Research and development costs are charged to expense as incurred and are recorded in "Selling, general and administrative expenses" on the consolidated statement of operations. See Note 14, "Supplemental Data — Supplemental Statement of Operations Data."

Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The fair value of short and long-term debt is estimated using current market prices for the Company's publicly traded debt or rates currently available to the Company for debt of the same remaining maturities. The following table presents the carrying value and the fair value of the Company's debt at December 31, 2011 and 2010.

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes (7.375% fixed rate)	$158.0	$158.8	$223.0	$227.5
Neenah Germany project financing (3.8% fixed rate)	8.1	8.0	10.0	9.6
Neenah Germany revolving line of credit (variable rates)	20.1	20.1	11.9	11.9

Long-term debt	$186.2	$186.9	$244.9	$249.0

The Company's investments in marketable securities are accounted for as "available-for-sale securities" in accordance with ASC Topic 320, Investments — Debt and Equity Securities ("ASC Topic 320"). Pursuant to ASC Topic 320, marketable securities are reported at fair value on the condensed consolidated balance sheet and unrealized holding gains and losses are reported in other comprehensive income until realized upon sale. At December 31, 2011, the Company had approximately $2.3 million in marketable securities classified as "Other Assets" on the consolidated balance sheet. The fair value of such marketable securities was $2.3 million. The Company's marketable securities are restricted to the payment of benefits under the SERP.

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes, in addition to net income (loss), gains and losses recorded directly into stockholders' equity on the consolidated balance sheet. These gains and losses are referred to as other comprehensive income items. Accumulated other comprehensive income (loss) consists of foreign currency translation gains and (losses), deferred gains and (losses) on "available-for-sale" securities, and adjustments related to pensions and other post-retirement benefits. The Company does not provide income taxes for foreign currency translation adjustments related to indefinite investments in foreign subsidiaries. The sale of the Woodlands in 2010 resulted in the substantially complete liquidation of the Company's investment in Neenah Canada. In accordance with Accounting Standards Codification ("ASC") Topic 830, Foreign Currency Matters ("ASC Topic 830"), $87.9 million of cumulative currency translation adjustments attributable to the Company's Canadian subsidiaries were reclassified into earnings and recognized as part of the gain on sale of the Woodlands. There were no tax consequences related to the repatriation of funds from the sale of the Woodlands.

The components of accumulated other comprehensive income (loss), net of applicable income taxes are as follows:

	December 31,
	2011	2010
Unrealized foreign currency translation gains	$4.8	$9.8
Net loss from pension and other postretirement benefit liabilities (net of income tax benefits of $27.2 and $17.0 million, respectively)	(44.5)	(27.3)

Accumulated other comprehensive loss	$(39.7)	$(17.5)

Accounting Standards Changes

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-05 ("ASU No. 2011-05") which amends ASC Topic 220, Comprehensive Income. ASU Topic No. 2011-05 gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In each instance, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU No. 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued Accounting Standards Update No. 2011-12 ("ASU No. 2011-12") which supersede certain pending paragraphs in ASU No. 2011-05 to effectively defer only those changes in ASU No. 2011-12 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The Company adopted ASU No. 2011-05 and ASU No. 2011-12 in its annual financial statements for the year ended December 31, 2011. The adoption of ASU No. 2011-05 and ASU No. 2011-12 did not affect the Company's financial position, results of operations or cash flows.

In September 2011, the FASB issued Accounting Standards Update 2011-08 ("ASU No. 2011-08") which amends ASC Topic 350, Intangibles — Goodwill and Other Testing Goodwill for Impairment ("ASC Topic 350"). ASU Topic No. 2011-08 gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in ASC Topic 350. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under ASU No. 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period.

Under ASU No. 2011-08, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit's fair value from a prior year as previously permitted by ASC Topic 350. ASU No. 2011-08 does not change the current guidance for testing other indefinite lived intangible assets for impairment.

ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, if an entity's financial statements for the most recent annual or interim period have not yet been issued. The Company adopted ASU No. 2011-08 in its annual financial statements for the year ended December 31, 2011. The adoption of ASU No. 2011-08 did not affect the Company's financial position, results of operations or cash flows.

As of December 31, 2011, no amendments to the ASC had been issued but not adopted by the Company that will have or are reasonably likely to have a material effect on its results of operations, financial position or cash flows.

Note 3.  Goodwill and Other Intangible Assets

As of December 31, 2011, the Company had goodwill of $40.5 million which is not amortized. The following table presents changes in goodwill (all of which relates to the Company's Technical Products segment) for the years ended December 31, 2011, 2010 and 2009:

	Gross Amount	Accumulated Impairment Losses	Net
Balance at December 31, 2008	$96.5	$(52.7)	$43.8
Foreign currency translation	2.4	(1.3)	1.1

Balance at December 31, 2009	98.9	(54.0)	44.9
Foreign currency translation	(7.5)	4.1	(3.4)

Balance at December 31, 2010	91.4	(49.9)	41.5
Foreign currency translation	(2.3)	1.3	(1.0)

Balance at December 31, 2011	$89.1	$(48.6)	$40.5

Impairment

As of December 31, 2011 and 2010, the carrying amount of goodwill assigned to Neenah Germany was not impaired.

Other Intangible Assets

As of December 31, 2011, the Company had net identifiable intangible assets of $21.9 million. All such intangible assets were acquired in the Neenah Germany and Fox River acquisitions. The following table details amounts related to those assets.

		December 31, 2011		December 31, 2010
	Weighted average amortization period (years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets
Customer based intangibles	15	$14.1	$(5.0)	$14.4	$(4.1)
Trade names and trademarks	10	5.4	(2.8)	6.1	(2.3)
Acquired Technology	10	1.0	(0.5)	1.1	(0.5)

Total amortizable intangible assets		20.5	(8.3)	21.6	(6.9)
Trade names	Not amortized	9.7	—	9.3	—

Total		$30.2	$(8.3)	$30.9	$(6.9)

As of December 31, 2011, $21.1 million and $2.9 million of such intangible assets are reported within the Technical Products and Fine Paper segments, respectively. See Note 13, "Business Segment and Geographic Information." Aggregate amortization expense of acquired intangible assets for the years ended December 31, 2011, 2010 and 2009 was $1.7 million, $1.6 million and $1.8 million, respectively and was reported in Cost of Products Sold on the Consolidated Statement of Operations. Estimated annual amortization expense for each of the next five years is approximately $1.6 million.

Note 4.  Discontinued Operations

Sale of the Pictou Mill and the Woodlands

In March 2010, Neenah Canada sold the Woodlands to Northern Pulp for C$82.5 million ($78.6 million). The sale resulted in a pre-tax gain, net of fees and other transaction costs, of $74.1 million. The sale of the Woodlands resulted in the substantially complete liquidation of the Company's investment in Neenah Canada. In accordance with ASC Topic 830, $87.9 million of cumulative currency translation adjustments attributable to the Company's Canadian subsidiaries were reclassified into earnings and recognized as part of the gain on sale of the Woodlands. The sale of the Woodlands represented the cessation of the Company's operating activities in Canada; however, the Company will have certain continuing post-employment benefit obligations related to its Canadian operations. The transaction did not generate a cash tax liability because the tax basis for the Woodlands was approximately equal to the sale price.

In conjunction with the sale of the Pictou Mill, the Company entered into a stumpage agreement (the "Stumpage Agreement") which allowed Northern Pulp to harvest softwood timber from the Woodlands. The Stumpage Agreement was terminated in March 2010 in conjunction with the sale of the Woodlands. For the years ended December 31, 2010 and 2009, the Company recognized revenue of approximately $1.4 million and $3.7 million, respectively, related to timber sales pursuant to the Stumpage Agreement.

The following table presents the results of discontinued operations:

	Year Ended December 31,
	2011	2010	2009
Net sales, net of intersegment sales	$—	$1.4	$3.7

Discontinued operations:
Income (loss) from operations	$(0.3)	$1.0	$2.8

Gain on disposal of the Woodlands	—	74.1	—
Reclassification of cumulative translation adjustments related to investments in Canada (a)	—	87.9	—
Loss on disposal — Pictou Mill	—	—	(0.3)

Gain (loss) on disposal	—	162.0	(0.3)

Income (loss) before income taxes	(0.3)	163.0	2.5
Provision (benefit) for income taxes	(0.1)	28.9	1.9

Income (loss) from discontinued operations, net of income taxes	$(0.2)	$134.1	$0.6

(a)
The reclassification of cumulative foreign currency translation gains had no tax consequences.

Note 5.  Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Income tax expense (benefit) represented 29.1 percent, 28.2 percent and (73.5) percent of income (loss) from continuing operations before income taxes for the years ended December 31, 2011, 2010 and 2009, respectively. The following table presents the principal reasons for the difference between the effective income tax provision (benefit) rate and the U.S. federal statutory income tax provision (benefit) rate:

	Year Ended December 31,
	2011	2011	2010	2010	2009	2009

U.S. federal statutory income tax (benefit) rate	35.0%	$14.5	35.0%	$12.2	(35.0)%	$(2.4)
U.S. state income taxes, net of federal income tax effect	1.8%	0.7	1.9%	0.7	(3.3)%	(0.2)
Uncertain income tax positions	0.1%	0.1	(1.1)%	(0.4)	39.1%	2.7
Foreign tax rate and structure differences	(9.3)%	(3.9)	(10.3)%	(3.6)	(47.2)%	(3.2)
Other differences — net	1.5%	0.6	2.7%	0.9	(27.1)%	(1.9)

Effective income tax (benefit) rate	29.1%	$12.0	28.2%	$9.8	(73.5)%	$(5.0)

The Company's effective income tax (benefit) rate can be affected by many factors, including but not limited to, changes in the mix of earnings in taxing jurisdictions with differing statutory rates, changes in corporate structure as a result of business acquisitions and dispositions, changes in the valuation of deferred tax assets and liabilities, the results of audit examinations of previously filed tax returns and changes in tax laws.

The following table presents the U.S. and foreign components of income (loss) from continuing operations before income taxes:

	Year Ended December 31,
	2011	2010	2009
Income (loss) from continuing operations before income taxes:
U.S.	$23.1	$20.6	$(13.3)
Foreign	18.2	14.2	6.5

Total	$41.3	$34.8	$(6.8)

The following table presents the components of the provision (benefit) for income taxes:

	Year Ended December 31,
	2011	2010	2009
Provision (benefit) for income taxes:
Current:
Federal	$0.2	$(0.4)	$2.5
State	0.4	(0.1)	1.0
Foreign	3.9	3.6	1.9

Total current tax provision	4.5	3.1	5.4

Deferred:
Federal	8.9	7.2	(7.5)
State	1.2	1.2	(0.6)
Foreign	(2.6)	(1.7)	(2.3)

Total deferred tax provision (benefit)	7.5	6.7	(10.4)

Total provision (benefit) for income taxes	$12.0	$9.8	$(5.0)

The Company has elected to treat its Canadian operations as a branch for U.S. income tax purposes. Therefore, the amount of income (loss) before income taxes from Canadian operations are included in the Company's consolidated U.S. income tax returns and such amounts are subject to U.S. income taxes.

The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The components of deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
Net current deferred income tax assets
Net operating losses	$9.8	$14.3
Employee benefits	4.0	1.1
Accrued liabilities	2.2	2.4
Inventory	1.4	1.0
Other	0.7	1.0

Net current deferred income tax assets before valuation allowance	18.1	19.8
Valuation allowance	(0.5)	(0.3)

Net current deferred income tax assets	17.6	19.5

Net noncurrent deferred income tax assets
Net operating losses and credits	29.5	32.9
Employee benefits	36.9	32.5
Other long-term obligations	—	0.2
Accumulated depreciation	(19.7)	(21.0)
Other	—	(0.1)

Net noncurrent deferred income tax assets before valuation allowance	46.7	44.5
Valuation allowance	(1.2)	(1.4)

Net noncurrent deferred income tax assets	45.5	43.1

Total deferred income tax assets	$63.1	$62.6

Net noncurrent deferred income tax liability
Accumulated depreciation	$18.8	$20.4
Intangibles	5.0	5.4
Interest limitation	(4.7)	(4.0)
Employee benefits	(2.7)	(2.3)
Net operating losses	(0.3)	—
Other	(0.1)	(0.1)

Net noncurrent deferred income tax liabilities	$16.0	$19.4

As of December 31, 2011, a valuation allowance of $1.7 million has been provided against certain U.S. state deferred income tax assets in states where the Company no longer has operations. In determining the need for valuation allowances, the Company considers many factors, including specific taxing jurisdictions, sources of taxable income, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance is recognized if, based on the weight of available evidence, the Company concludes that it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

As of December 31, 2011, the Company had $76.3 million of U.S. Federal and $81.8 million of U.S. state net operating losses ("NOLs"). If not used, substantially all of the NOLs will expire in various amounts between 2028 and 2030. The Company also has preacquisition and recognized built-in loss carryovers of approximately $14.2 million, net of expected limitations. In addition, the Company has $2.8 million of Alternative Minimum Tax carryovers, which can be carried forward indefinitely.

No provision for U.S. income taxes has been made for undistributed earnings of certain of the Company's foreign subsidiaries which have been indefinitely reinvested. The Company is unable to estimate the amount of U.S. income taxes that would be payable if such undistributed foreign earnings were repatriated.

The following is a tabular reconciliation of the total amounts of uncertain tax positions as of and for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Balance at January 1,	$8.6	$10.5	$13.9
Increases in prior period tax positions	0.2	1.7	4.2
Decreases in prior period tax positions	(0.3)	(3.5)	(0.1)
Increases in current period tax positions	—	—	0.5
Decreases due to settlements with tax authorities	(0.1)	(0.1)	(8.0)

Balance at December 31,	$8.4	$8.6	$10.5

If recognized, approximately $3.9 million of the benefit for uncertain tax positions at December 31, 2011 would favorably affect the Company's effective tax rate in future periods. While the timing is uncertain, the Company expects the settlement of audits in the next 12 months will result in the elimination of substantially all of the liabilities for uncertain income tax positions that were accrued as of December 31, 2011.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. The Company is no longer subject to U.S. federal examination for years before 2007 and state and local examinations for years before 2004 and non-U.S. income tax examinations for years before 2005. As of December 31, 2011, audit findings related to the 2007 and 2008 tax years were in the process of being appealed to the U.S. Internal Revenue Service ("IRS") and audit findings related to the 2005 through 2007 tax years were in the process of being appealed to the German tax authorities. For a discussion of uncertainties related to tax matters see Note 11, "Contingencies and Legal Matters"

The Company recognizes accrued interest and penalties related to uncertain income tax positions in the Provision (benefit) for income taxes on the consolidated statements of operations. As of December 31, 2011 and 2010, the Company had $0.9 million and $0.7 million, respectively, accrued for interest related to uncertain income tax positions.

Note 6.  Debt

Long-term debt consisted of the following:

	December 31,
	2011	2010
Senior Notes (7.375% fixed rate) due 2014	$158.0	$223.0
Neenah Germany project financing (3.8% fixed rate) due in 16 equal semi-annual installments ending December 2016	8.1	10.0
Neenah Germany revolving lines of credit (variable rates)	20.1	11.9

Total Debt	186.2	244.9
Less: Debt payable within one year	21.7	13.6

Long-term debt	$164.5	$231.3

Senior Unsecured Notes

On November 30, 2004, the Company completed an underwritten offering of ten-year senior unsecured notes (the "Senior Notes") at an aggregate face amount of $225 million. Interest on the Senior Notes is payable May 15 and November 15 of each year. The Senior Notes are fully and unconditionally guaranteed by substantially all of the Company's subsidiaries, with the exception of our non-Canadian international subsidiaries.

On March 10, 2011, the Company completed an early redemption of $65 million in aggregate principal amount of the Senior Notes (the "Early Redemption") plus a call premium of 2.458 percent. The Early Redemption was financed with approximately $34 million of cash on hand, with the remainder provided by borrowings under the Company's revolving credit facility. For the year ended December 31, 2011, the Company recognized a pre-tax loss of approximately $2.4 million in connection with the Early Redemption, including the write-off of related unamortized debt issuance costs. During the year ended December 31, 2010, the Company purchased $2 million principal amount of Senior Notes for slightly less than par value. The Company recognized a pre-tax loss of approximately $25 thousand in connection with these purchases, including the write-off of related unamortized debt issuance costs. The loss is recorded in Other income — net on the consolidated statement of operations.

During the 12-month period commencing on November 15, 2011, the Company may redeem all or any portion of the Senior Notes at 101.229 percent of the principal amount plus accrued and unpaid interest. Commencing on or after November 15, 2012, the Company may redeem all or any portion of the Senior Notes at 100 percent of the principal amount plus accrued and unpaid interest. As of December 31, 2011, $158 million of Senior Notes were issued and outstanding.

Amended and Restated Secured Revolving Credit Facility

On November 5, 2009, the Company renewed and modified its Bank Credit Agreement by entering into an amended and restated credit agreement (as amended and restated, the "Credit Agreement") by and among the Company, certain of its subsidiaries as co-borrowers, Neenah Canada, as guarantor, the lenders listed in the Credit Agreement and JPMorgan Chase Bank, N.A., as agent for the lenders.

On March 31, 2011, the Company entered into the first amendment to the Credit Agreement. On November 16, 2011, the Company entered into the Second Amendment to the Credit Agreement (as amended, the "Amended Credit Agreement"). As of December 31, 2011, the Amended Credit Agreement consists of a $95 million senior, secured revolving credit facility (the "Revolver"). The Company's ability to borrow under the Revolver is limited to the lowest of (a) $95 million; (b) the Company's borrowing base (as determined in accordance with the Amended Credit Agreement) and (c) the applicable cap on the amount of "credit facilities" under the indenture for the Senior Notes. Under certain conditions, the Company has the ability to increase the size of the Revolver to $150 million. The total commitment under the Amended Credit Agreement cannot exceed $150 million. The Amended Credit Agreement will terminate on November 30, 2015 or on August 31, 2014 if the Senior Notes have not been repurchased, defeased, refinanced or extended as of such date. The Amended Credit Agreement is secured by substantially all of the assets of the Company and the subsidiary borrowers. Neenah Germany is not obligated with respect to the Amended Credit Agreement, either as a borrower or a guarantor.

Among other things, the Amended Credit Agreement allows the Company to repurchase (1) up to $15,000,000 of its own stock on or before December 31, 2012, and (2) up to an additional $10,000,000 of its stock annually thereafter during the term of the Amended Credit Agreement, subject to the terms and conditions contained in the Second Amendment.

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

As of December 31, 2011 and 2010, the Company had no outstanding Revolver borrowings. Interest on Revolver borrowings is paid monthly. Amounts outstanding under the Revolver may be repaid, in whole or in part, at any time without premium or penalty except for specified make-whole payments on LIBOR-based loans. All principal amounts outstanding under the Revolver are due and payable on the date of termination of the Amended Credit Agreement. Borrowing availability under the Revolver varies over time depending on the value of the Company's inventory, receivables and various capital assets (the "Borrowing Base"). Borrowing availability under the Revolver is reduced by outstanding letters of credit and reserves for certain other items as defined in the Amended Credit Agreement. As of December 31, 2011, the Company had approximately $0.8 million of letters of credit and other items outstanding which reduced borrowing availability and $79.2 million of borrowing availability under the Revolver.

The Amended Credit Agreement contains events of default customary for financings of this type, including failure to pay principal or interest, materially false representations or warranties, failure to observe covenants and other terms of the Amended Credit Agreement, cross-defaults to certain other indebtedness, bankruptcy, insolvency, various ERISA violations, the incurrence of material judgments and changes in control.

The Amended Credit Agreement contains covenants with which the Company must comply during the term of the agreement. Among other things, such covenants restrict the Company's ability to incur certain additional debt, make specified restricted payments, authorize or issue capital stock, enter into transactions with affiliates, consolidate or merge with or acquire another business, sell certain of its assets, or dissolve or wind up. In addition, if borrowing availability under the Amended Credit Agreement is less than $20 million, the Company would be required to achieve a fixed charge coverage ratio (as defined in the Amended Credit Agreement) of not less than 1.1 to 1.0 for the preceding 12-month period, tested as of the end of such quarter. As of December 31, 2011, borrowing availability under the Amended Credit Agreement was $79.2 million and the Company was not required to comply with the fixed charge coverage ratio.

The Company's ability to pay cash dividends on its common stock is limited under the terms of both the Amended Credit Agreement and the Senior Notes. At December 31, 2011, under the most restrictive terms of these agreements, the Company's ability to pay cash dividends on its common stock is limited to a total of $8 million in a 12-month period.

Other Debt

In December 2006, Neenah Germany entered into an agreement with HypoVereinsbank and IKB Deutsche Industriebank AG to provide €10.0 million of project financing with a term of 10 years for the construction of a saturator. Principal outstanding under the agreement may be repaid at any time without penalty. Interest on amounts outstanding is based on actual days elapsed in a 360-day year and is payable semi-annually. As of December 31, 2011, €6.3 million ($8.1 million, based on exchanges rates at December 31, 2011) was outstanding under this agreement.

Neenah Germany has a revolving line of credit (the "German Line of Credit") with HypoVereinsbank that provides for borrowings of up to €15 million for general corporate purposes. The German Line of Credit is secured by the domestic accounts receivable of Neenah Germany. As of December 31, 2011 and 2010, the weighted-average interest rate on outstanding Line of Credit borrowings was 4.0 percent per annum and 4.1 percent per annum, respectively. In November 2010, Neenah Germany renewed the German Line of Credit on an "evergreen" basis. Subsequent to November 2011, the agreement may be terminated by either the Company or HypoVereinsbank upon giving proper notice. Neenah Germany has the ability to borrow in either Euros or U.S. dollars. Interest is computed on U.S. dollars loans at the rate of 8.5 percent per annum and on Euro loans at EURIBOR plus a margin of 1.5 percent. Interest is payable quarterly and principal may be repaid at any time without penalty. As of December 31, 2011, €13.0 million ($16.8 million, based on exchange rates at December 31, 2011) was outstanding under the German Line of Credit and €2.0 million ($2.6 million, based on exchanges rates at December 31, 2011) of credit was available.

In January 2011, Neenah Germany entered into an agreement with Commerzbank AG ("Commerzbank") to provide up to €3.0 million of unsecured revolving credit borrowings for general corporate purposes (the "Commerzbank Line of Credit"). The Commerzbank Line of Credit may be terminated by either the Company or Commerzbank upon giving proper notice. Commerzbank Line of Credit borrowings are denominated in Euros. As of December 31, 2011, the weighted average interest rate on Commerzbank Line of Credit borrowings is 3.5 percent per annum. The interest rate on Commerzbank Line of Credit borrowings cannot exceed five percent per annum and is payable monthly. Principal may be repaid at any time without penalty. As of December 31, 2011, €2.5 million ($3.3 million, based on exchange rates at December 31, 2011) was outstanding under the Commerzbank Line of Credit and €0.5 million ($0.6 million, based on exchanges rates at December 31, 2011) of credit was available.

Neenah Germany's ability to pay dividends or transfer funds to the Company is limited under the terms of both the HypoVereinsbank and Commerzbank lines of credit to not exceed certain limits defined in the agreement without lender approval or repayment of the amount outstanding under the line. As of December 31, 2011, approximately €15.5 million ($20.1 million, based on exchange rates at December 31, 2011) was outstanding under the HypoVereinsbank and Commerzbank lines of credit. In addition, the terms of the German Line of Credit require Neenah Germany to maintain a ratio of stockholder's equity to total assets equal to or greater than 45 percent. The Company was in compliance with all provisions of the agreement as of December 31, 2011.

Principal Payments

The following table presents the Company's required debt payments:

	2012	2013	2014 (a)	2015	2016	Thereafter	Total
Debt payments	$21.7	$1.5	$159.5	$1.4	$1.5	$0.6	$186.2

(a)
Includes principal payments on the Senior Notes of $158 million.

Note 7.  Pension and Other Postretirement Benefits

Pension Plans

Substantially all active employees of the Company's U.S. operations participate in defined benefit pension plans and/or defined contribution retirement plans. Neenah Germany has defined benefit plans designed to provide a monthly pension upon retirement for substantially all its employees in Germany. In addition, the Company maintains a SERP which is a non-qualified defined benefit plan. The Company provides benefits under the SERP to the extent necessary to fulfill the intent of its defined benefit retirement plans without regard to the limitations set by the Internal Revenue Code on qualified defined benefit plans.

For the year ended December 31, 2010, benefit payments under the SERP exceeded the sum of expected service cost and interest costs for the plan for calendar 2010. In accordance with ASC Topic 715, Compensation — Retirement Benefits ("ASC Topic 715"), the Company measured the liabilities of the SERP as of September 30, 2010 and recognized a settlement loss of $0.3 million.

The closure of the Ripon Mill resulted in the elimination of expected years of future service for mill employees eligible to participate in the Company's defined benefit pension plans and postretirement medical plan. In accordance with ASC Topic 715, the Company measured the assets and liabilities of the affected postretirement plans as of May 31, 2009 and recognized an aggregate curtailment loss of approximately $0.8 million for the year ended December 31, 2009.

The Company's funding policy for qualified defined benefit plans for its U.S. operations is to contribute assets to fully fund the accumulated benefit obligation. Subject to regulatory and tax deductibility limits, any funding shortfall is to be eliminated over a reasonable number of years. Nonqualified plans providing pension benefits in excess of limitations imposed by taxing authorities are not funded. There is no legal or governmental obligation to fund Neenah Germany's benefit plans and as such the Neenah Germany defined benefit plans are currently unfunded.

The Company uses the fair value of pension plan assets to determine pension expense, rather than averaging gains and losses over a period of years. Investment gains or losses represent the difference between the expected return calculated using the fair value of the assets and the actual return based on the fair value of assets. The Company's pension obligations are measured annually as of December 31. As of December 31, 2011, the Company's pension plans had cumulative unrecognized investment losses and other actuarial losses of approximately $60.4 million recorded in accumulated other comprehensive income.

Other Postretirement Benefit Plans

The Company maintains postretirement health care and life insurance benefit plans for active employees of the Company and former employees of the Canadian pulp operations. The plans are generally noncontributory for employees who were eligible to retire on or before December 31, 1992 and contributory for most employees who became eligible to retire on or after January 1, 1993. The Company does not provide a subsidized benefit to most employees hired after 2003.

The Company's obligations for postretirement benefits other than pensions are measured annually as of December 31. At December 31, 2011, the assumed inflationary health care cost trend rates used to determine obligations at December 31, 2011 and costs for the year ended December 31, 2012 were 7.9 percent gradually decreasing to an ultimate rate of 4.5 percent in 2027. The assumed inflationary health care cost trend rates used to determine obligations at December 31, 2010 and costs for the year ended December 31, 2011 were 8.4 percent gradually decreasing to an ultimate rate of 4.5 percent in 2027.

The following table reconciles the benefit obligations, plan assets, funded status and net liability information of the Company's pension and other postretirement benefit plans.

	Pension Benefits		Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2011	2010	2011	2010
Change in Benefit Obligation:
Benefit obligation at beginning of year	$252.7	$234.7	$42.0	$37.9
Service cost	4.1	4.4	1.7	1.6
Interest cost	14.5	14.0	2.3	2.2
Currency	(1.1)	(2.6)	(0.1)	(0.2)
Actuarial loss	28.9	13.0	0.2	3.7
Benefit payments from plans	(11.8)	(10.8)	(2.8)	(3.2)
Plan amendments	—	0.9	(0.8)	—
Gain on plan curtailment	—	(0.2)	—	—
Gain on plan settlement	—	(0.7)	—	—

Benefit obligation at end of year	$287.4	$252.7	$42.5	$42.0

Change in Plan Assets:
Fair value of plan assets at beginning of year	$192.2	$168.2	$—	$—
Actual gain on plan assets	15.2	20.5	—	—
Employer contributions	12.9	12.6	—	—
Benefit payments	(9.7)	(8.4)	(0.2)	—
Other	—	—	0.2	—

Fair value of plan assets at end of year	$210.6	$192.2	$—	$—

Reconciliation of Funded Status
Fair value of plan assets	$210.6	$192.2	$—	$—
Projected benefit obligation	287.4	252.7	42.5	42.0

Net liability recognized in statement of financial position	$(76.8)	$(60.5)	$(42.5)	$(42.0)

Amounts recognized in statement of financial position consist of:
Current liabilities	$(9.2)	$(2.1)	$(3.4)	$(2.9)
Noncurrent liabilities	(67.6)	(58.4)	(39.1)	(39.1)

Net amount recognized	$(76.8)	$(60.5)	$(42.5)	$(42.0)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Postretirement Benefits Other than Pensions
	December 31,
	2011	2010	2011	2010
Accumulated actuarial loss	$60.4	$33.3	$7.1	$7.0
Prior service cost	1.2	1.3	0.6	2.0

Total recognized in accumulated other comprehensive income	$61.6	$34.6	$7.7	$9.0

Summary disaggregated information about the pension plans follows:

	December 31,
	Assets Exceed ABO		ABO Exceed Assets		Total
	2011	2010	2011	2010	2011	2010
Projected benefit obligation	$—	$101.4	$287.4	$151.3	$287.4	$252.7
Accumulated benefit obligation	—	91.1	274.0	149.3	274.0	240.4
Fair value of plan assets	—	95.2	210.6	97.0	210.6	192.2

Components of Net Periodic Benefit Cost

	Pension Benefits			Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2011	2010	2009	2011	2010	2009
Service cost	$4.1	$4.4	$4.5	$1.7	$1.6	$1.9
Interest cost	14.5	14.0	14.3	2.3	2.2	2.5
Expected return on plan assets (a)	(15.0)	(13.8)	(11.3)	—	—	—
Recognized net actuarial loss	1.6	1.3	1.4	0.2	0.1	0.3
Amortization of prior service cost	0.2	0.1	0.1	0.5	0.4	0.4
Amount of curtailment loss recognized	—	—	0.2	—	—	0.6
Amount of settlement loss recognized	—	0.3	—	—	—	—

Net periodic benefit cost related to continuing operations	$5.4	$6.3	$9.2	$4.7	$4.3	$5.7

(a)
The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income

	Pension Benefits			Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2011	2010	2009	2011	2010	2009
Net periodic benefit expense	$5.4	$6.3	$9.2	$4.7	$4.3	$5.7

Accumulated actuarial gain (loss)	27.1	5.0	(2.6)	0.1	3.7	(1.7)
Prior service cost (credit)	(0.1)	0.7	(0.3)	(1.4)	(0.4)	(0.7)

Total recognized in other comprehensive income	27.0	5.7	(2.9)	(1.3)	3.3	(2.4)

Total recognized in net periodic benefit cost and other comprehensive income	$32.4	$12.0	$6.3	$3.4	$7.6	$3.3

The estimated net actuarial loss and prior service cost for the defined benefit pension plans expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $4.1 million and $0.2 million, respectively. The estimated net actuarial loss and prior service cost for postretirement benefits other than pensions expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.3 million and $0.2 million, respectively.

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31

	Pension Benefits		Postretirement Benefits Other than Pensions
	2011	2010	2011	2010
Discount rate	5.14%	5.86%	5.03%	5.70%
Rate of compensation increase	2.95%	3.91%	—	—

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31

	Pension Benefits			Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2011	2010	2009	2011	2010	2009
Discount rate	5.86%	6.06%	6.80%	5.70%	5.92%	6.00%
Expected long-term return on plan assets	7.75%	8.00%	7.92%	—	—	—
Rate of compensation increase	3.91%	3.91%	3.43%	—	—	—

Expected Long-Term Rate of Return and Investment Strategies

The expected long-term rate of return on pension fund assets held by the Company's pension trusts was determined based on several factors, including input from pension investment consultants and projected long-term returns of broad equity and bond indices. Also considered were the plans' historical 10-year and 15-year compounded annual returns. It is anticipated that, on average, actively managed U.S. pension plan assets will generate annual long-term rates of return of at least 7.25 percent. The expected long-term rate of return on the assets in the plans was based on an asset allocation assumption of approximately 45 percent with equity managers, with expected long-term rates of return of approximately 8 to10 percent, and 55 percent with fixed income managers, with an expected long-term rate of return of about 5 to 7 percent. The actual asset allocation is regularly reviewed and periodically rebalanced to the targeted allocation when considered appropriate.

Plan Assets

Fair Value Measurements

The Company measures the fair value of pension plan assets in accordance with ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820") which establishes a framework for measuring fair value. ASC Topic 820 provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC Topic 820 are described below:

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

The asset's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques attempt to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table sets forth by level, within the fair value hierarchy, the fair value of the Company's pension plan assets:

	Assets at Fair Value at December 31,
	Level 1		Level 2(a)		Level 3		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Equity securities
Domestic	$—	$—	$61.3	$84.3	$—	$—	$61.3	$84.3
International	—	—	29.4	34.3	—	—	29.4	34.3
Fixed income	—	—	116.1	71.7	—	—	116.1	71.7
Cash and equivalents	3.8	1.9	—	—	—	—	3.8	1.9

Total assets at fair value	$3.8	$1.9	$206.8	$190.3	$—	$—	$210.6	$192.2

(a)
Pension plan assets are invested in a master collective trust (the "Master Trust ") which holds mutual funds and common stock. Shares of mutual funds and common stock owned by the Master Trust are valued at quoted market prices. Pension plan assets invested in the Master Trust are presented at fair value, which has been determined based on the fair value of the underlying investments of the Master Trust.

Pension plan asset allocations are as follows:

	Percentage of Plan Assets At December 31,
	2011	2010	2009
Asset Category
Equity securities	43%	62%	59%
Debt securities	55%	37%	37%
Cash and money-market funds	2%	1%	4%

Total	100%	100%	100%

The Company's investment objectives for pension plan assets is to ensure, over the long-term life of the pension plans, an adequate pool of assets to support the benefit obligations to participants, retirees, and beneficiaries. Specifically, these objectives include the desire to: (a) invest assets in a manner such that future assets are available to fund liabilities, (b) maintain liquidity sufficient to pay current benefits when due and (c) diversify, over time, among asset classes so assets earn a reasonable return with acceptable risk to capital.

The target investment allocation and permissible allocation range for plan assets by category are as follows:

	Strategic Target	Permitted Range
Asset Category
Equity securities	45%	40-50%
Debt securities / Fixed Income	55%	50-60%

As of December 31, 2011, no company or group of companies in a single industry represented more than five percent of plan assets.

The Company's investment assumptions are established by an investment committee composed of members of senior management and are validated periodically against actual investment returns. As of December 31, 2011, the Company's investment assumptions are as follows:

  (a)
  the plan should be substantially fully invested in debt and equity securities at all times because substantial cash holdings will reduce long-term rates of return;

  (b)
  equity investments will provide greater long-term returns than fixed income investments, although with greater short-term volatility;

  (c)
  it is prudent to diversify plan investments across major asset classes;

  (d)
  allocating a portion of plan assets to foreign equities will increase portfolio diversification, decrease portfolio risk and provide the potential for long-term returns;

  (e)
  investment managers with active mandates can reduce portfolio risk below market risk and potentially add value through security selection strategies, and a portion of plan assets should be allocated to such active mandates;

  (f)
  a component of passive, indexed management can benefit the plans through greater diversification and lower cost, and a portion of the plan assets should be allocated to such passive mandates, and

  (g)
  it is appropriate to retain more than one investment manager, given the size of the plans, provided that such managers offer asset class or style diversification.

For the years ended December 31, 2011, 2010 and 2009, no plan assets were invested in the Company's securities.

Cash Flows

At December 31, 2011, the Company expects to make aggregate contributions to qualified pension trusts and payments of pension benefits for unfunded pension plans in 2012 of approximately $19.8 million (based on exchange rates at December 31, 2011).

Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Plans	Postretirement Benefits Other than Pensions
2012	$19.7	$3.4
2013	13.6	3.0
2014	13.8	3.5
2015	14.6	3.8
2016	15.2	4.0
Years 2017-2021	92.5	20.3

Health Care Cost Trends

Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components	$0.6	$(0.7)
Effect on post-retirement benefit obligation	1.5	(2.4)

Defined Contribution Retirement Plans

Company contributions to defined contribution retirement plans are primarily based on the age and compensation of covered employees. Contributions to these plans, all of which were charged to expense, were $1.6 million in 2011, $1.5 million in 2010 and $1.4 million in 2009. In addition, the Company maintains a supplemental retirement contribution plan (the "SRCP") which is a non-qualified, unfunded defined contribution plan. The Company provides benefits under the SRCP to the extent necessary to fulfill the intent of its defined contribution retirement plans without regard to the limitations set by the Internal Revenue Code on qualified defined contribution plans. For the year ended December 31, 2011, the Company recognized expense related to the SRCP of approximately $0.1 million. For each of the years ended December 31, 2010 and 2009, the Company recognized expense related to the SRCP of less than $0.1 million.

Investment Plans

The Company provides voluntary contribution investment plans to substantially all North American employees. Under the plans, the Company matches a portion of employee contributions. For the years ended December 31, 2011, 2010 and 2009, costs charged to expense for company matching contributions under these plans were $1.5 million, $1.3 million and $1.5 million, respectively.

Note 8.  Stock Compensation Plans

The Company established the 2004 Omnibus Stock and Incentive Plan (the "Omnibus Plan") in December 2004 and reserved 3,500,000 shares of $0.01 par value common stock ("Common Stock") for issuance under the Omnibus Plan. Pursuant to the terms of the Omnibus Plan, the compensation committee of the Company's Board of Directors may grant various types of equity-based compensation awards, including incentive and nonqualified stock options, SARs, restricted stock, RSUs, RSUs with performance conditions ("Performance Shares") and performance units, in addition to certain cash-based awards. All grants under the Omnibus Plan will be made at fair market value and no grant may be repriced. In general, the options expire ten years from the date of grant and vest over a three-year service period. As of December 31, 2011, approximately 400,000 shares of Common Stock were reserved for future issuance under the Omnibus Plan. As of December 31, 2011, the number of shares available for future issuance was not reduced by outstanding SARs because the closing market price for the Company's common stock was less than the exercise price of all outstanding SARs. The Company accounts for stock-based compensation pursuant to the fair value recognition provisions of ASC Topic 718, Compensation — Stock Compensation ("ASC Topic 718").

For the years ended December 31, 2010 and 2009, the Company recognized in its provision (benefit) for income taxes on the consolidated statement of operations excess tax costs related to the exercise or vesting of stock-based awards of approximately $(0.2) million and $(0.7) million, respectively.

Valuation and Expense Information Under ASC Topic 718

Substantially all stock-based compensation expense has been recorded in selling, general and administrative expenses. The following table summarizes stock-based compensation costs and related income tax benefits.

	Year Ended December 31,
	2011	2010	2009
Stock-based compensation expense	$4.3	$4.9	$4.7
Income tax benefit	(1.6)	(1.9)	(1.8)

Stock-based compensation, net of income tax benefit	$2.7	$3.0	$2.9

The following table summarizes total compensation costs related to the Company's equity awards and amounts recognized in the year ended December 31, 2011.

	Stock Options	Restricted Stock
Unrecognized compensation cost — December 31, 2010	$1.0	$2.4
Grant date fair value current year grants	1.2	3.0
Compensation expense recognized	(1.4)	(2.9)
Grant date fair value of shares forfeited	—	(0.1)

Unrecognized compensation cost — December 31, 2011	$0.8	$2.4

Expected amortization period (in years)	1.6	1.6

Stock Options

For the year ended December 31, 2011, the Company awarded nonqualified stock options to Long-Term Incentive Plan (the "LTIP") participants to purchase approximately 148,000 shares of Common Stock (subject to forfeiture due to termination of employment and other conditions). In addition, the Company awarded to non-employee members of the board of directors nonqualified stock options to purchase 4,290 shares of Common Stock. The exercise price of the options was equal to the market price of the Company's common stock on the date of grant. Options awarded to LTIP participants expire in ten years and one-third vest on each of the first three anniversaries of the date of grant. Options awarded to non-employee members of the Board of Directors expire in ten years and vest on the first anniversary of the date of grant. For the year ended December 31, 2011, the aggregate weighted-average exercise price of nonqualified stock option awards was $19.55 per share. The weighted-average grant date fair value for stock options granted for the years ended year ended December 31, 2011 and 2010 was $8.34 per share and $5.72 per share, respectively, and was estimated using the Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2011	2010
Expected term in years	5.3	5.9
Interest rate	2.3%	2.9%
Volatility	57.1%	55.3%
Dividend yield	2.3%	2.9%

Expected volatility and the expected term were estimated by reference to the historical stock price performance of the Company and historical data for the Company's stock option awards, respectively. The risk-free interest rate was based on the yield on U.S. Treasury bonds with a remaining term approximately equivalent to the expected term of the stock option awards. Forfeitures were estimated at the date of grant.

The following table summarizes stock option activity under the Omnibus Plan for the year ended December 31, 2011:

	Number of Stock Options	Weighted-Average Exercise Price
Options outstanding — December 31, 2010	2,340,637	$23.23
Add: Options granted	151,840	$19.55
Less: Options exercised	268,167	$9.66
Less: Options forfeited/cancelled	171,541	$36.65

Options outstanding — December 31, 2011	2,052,769	$23.61

The status of outstanding and exercisable stock options as of December 31, 2011, summarized by exercise price follows:

	Options Vested or Expected to Vest				Options Exercisable
Exercise Price	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (a)	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (a)

$ 7.41 - $21.13	841,487	7.7	$12.69	$8.1	462,234	$12.11	$4.7
$24.01 - $29.43	345,136	4.1	$26.29	—	345,136	$26.29	—
$30.15 - $34.61	686,080	2.4	$32.71	—	686,080	$32.71	—
$35.92 - $42.24	164,360	5.3	$37.10	—	164,360	$37.10	—

	2,037,063	5.1	$23.71	$8.1	1,657,810	$26.06	$4.7

(a)
Represents the total pre-tax intrinsic value as of December 31, 2011 that option holders would have received had they exercised their options as of such date. The pre-tax intrinsic value is based on the closing market price for the Company's common stock of $22.32 on December 31, 2011.

The aggregate pre-tax intrinsic value of stock options exercised for the years ended December 31, 2011 and 2010 was $2.9 million and $0.9 million, respectively. No stock options were exercised for the year ended December 31, 2009.

The following table summarizes the status of the Company's unvested stock options as of December 31, 2011 and activity for the year then ended:

	Number of Stock Options	Weighted-Average Grant Date Fair Value
Outstanding — December 31, 2010	726,343	$3.88
Add: Options granted	151,840	$8.34
Less: Options vested	478,125	$4.15
Less: Options forfeited/cancelled	5,099	$5.99

Outstanding — December 31, 2011	394,959	$5.25

As of December 31, 2011, certain participants met age and service requirements that allowed their options to qualify for accelerated vesting upon retirement. As of December 31, 2011, there were approximately 86,000 stock options subject to accelerated vesting that such participants would have been eligible to exercise if they had retired as of such date. The aggregate grant date fair value of options subject to accelerated vesting was $0.4 million. For the year ended December 31, 2011, stock-based compensation expense for such options was $0.5 million. For the year ended December 31, 2011, the aggregate grant date fair value of options vested, including options subject to accelerated vesting, was $2.4 million. Stock options that reflect accelerated vesting for expense recognition become exercisable according to the contract terms of the stock option grant.

Performance Shares

For the year ended December 31, 2011, the Company granted target awards of 124,800 Performance Units to LTIP participants. The measurement period for the Performance Units is January 1, 2011 through December 31, 2011. On December 31, 2011, approximately 208,000 shares of Common Stock equal to 167 percent of the Performance Unit target were awarded based on the Company's return on invested capital, revenue growth for the Technical Products segment, the level of cash flow for the Fine Paper segment and total return to shareholders relative to a peer group of companies and the Russell 2000® Value small cap index. The Performance Units vest on December 31, 2013. The weighted-average grant date fair value for the Performance Units was $27.32 per share. Compensation cost is recognized pro rata over the vesting period.

For the year ended December 31, 2009, the Company granted target awards of 216,400 Performance Shares to LTIP participants. The measurement period for the Performance Shares is January 1, 2009 through December 31, 2011. On December 31, 2011, approximately 540,000 shares of Common Stock equal to 250 percent of the Performance Unit target plus dividends-in-kind were awarded based on the Company's growth in earnings before interest, taxes, depreciation and amortization ("EBITDA") minus a capital charge and total return to shareholders relative to a peer group of companies and the Russell 2000® Value small cap index. The weighted-average grant date fair value for the Performance Shares was $10.59 per share.

RSUs

For the year ended December 31, 2011, the Company awarded 7,200 RSUs to non-employee members of the Company's Board of Directors ("Director Awards"). The weighted average grant date fair value of such awards was $22.44 per share. Director Awards vest one year from the date of grant. During the vesting period, the holders of Director Awards are entitled to dividends, but the shares do not have voting rights and are forfeited in the event the holder is no longer a member of the Board of Directors. In addition, the Company issued 555 RSUs in lieu of dividends on RSUs held by non-U.S. employees and a member of the Board of Directors.

For the year ended December 31, 2010, the Company awarded approximately 298,200 RSUs to LTIP participants. The RSUs will vest on December 31, 2012. During the vesting period, the holders of such RSUs are entitled to dividends-in-kind in the form of additional RSUs, but the shares do not have voting rights and are forfeited in the event the holder's employment is terminated for a reason other than death, disability or retirement. Aggregate compensation expense related to these RSUs was $4.2 million or $14.17 per share and is recognized pro rata over the vesting period.

The following table summarizes the activity of the Company's unvested stock-based awards (other than stock options) for the year ended December 31, 2011:

	RSUs	Weighted-Average Grant Date Fair Value	Performance Shares	Weighted-Average Grant Date Fair Value
Outstanding — December 31, 2010	387,560	$13.97	205,800	$10.59
Shares granted (a)	55,523	$14.68	124,800	$27.32
Shares vested	(81,276)	$12.81	—	—
Performance shares vested	693,208	$7.74	(330,000)	$16.94
Shares expired or cancelled	(9,185)	$25.36	(600)	$20.56

Outstanding — December 31, 2011 (b)	1,045,830	$9.87	—	—

(a)
Includes 48,323 RSUs granted in lieu of cash dividends. Such dividends-in-kind vest concurrently with the underlying RSUs.
(b)
The aggregate pre-tax intrinsic value of outstanding RSUs as of December 31, 2011 was $23.3 million.

The aggregate pre-tax intrinsic value of restricted stock and RSUs that vested for the years ended December 31, 2011, 2010 and 2009 was $1.7 million, $2.5 million and $0.4 million, respectively.

Note 9.  Stockholders' Equity

Common Stock

The Company has authorized 100 million shares of Common Stock. Holders of the Company's Common Stock are entitled to one vote per share.

For the years ended December 31, 2011, 2010 and 2009, the Company acquired 24,954 shares, 15,547 shares and 4,910 shares of Common Stock, respectively, at a cost of approximately $0.5 million, $0.2 million and $0.1 million, respectively, for shares surrendered by employees to pay taxes due on vested restricted stock awards.

Each share of Common Stock contains a preferred stock purchase right that is associated with the share. These preferred stock purchase rights are transferred only with shares of Common Stock. The preferred stock purchase rights become exercisable and separately certificated only upon a "Rights Distribution Date" as that term is defined in the stockholder rights agreement adopted by the Company at the time of the Spin-Off. In general, a Rights Distribution Date occurs ten business days following either of these events: (i) a person or group has acquired or obtained the right to acquire beneficial ownership of 15 percent or more of the outstanding shares of our Common Stock then outstanding or (ii) a tender offer or exchange offer is commenced that would result in a person or group acquiring 15 percent or more of the outstanding shares of our Common Stock then outstanding.

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

Note 10.  Commitments

Leases

The future minimum obligations under operating leases having a noncancelable term in excess of one year as of December 31, 2011, are as follows:

2012	$1.4
2013	1.2
2014	0.9
2015	0.7
2016	0.5
Thereafter	0.2

Future minimum lease obligations	$4.9

The following table presents the Company's rent expense under operating leases for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Rent expense — continuing operations	$3.2	$2.5	$3.3
Rent expense — discontinued operations	—	—	0.5

Consolidated rent expense	$3.2	$2.5	$2.8

Purchase Commitments

The Company has certain minimum purchase commitments, none of which are individually material, that extend beyond December 31, 2011. Commitments under these contracts are approximately $7.2 million in 2012 and $1.1 million in 2013.

Although the Company is primarily liable for payments on the above-mentioned leases and purchase commitments, management believes exposure to losses, if any, under these arrangements is not material.

Note 11.  Contingencies and Legal Matters

Litigation

The Company is involved in certain legal actions and claims arising in the ordinary course of business. While the outcome of these legal actions and claims cannot be predicted with certainty, it is the opinion of management that the outcome of any such claim which is pending or threatened, either individually or on a combined basis, will not have a material effect on the consolidated financial condition, results of operations or liquidity of the Company.

Income Taxes

The Company is continuously undergoing examination by the Internal Revenue Service (the "IRS") as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by the Company on its income tax returns. See Note 5, "Income Taxes" for additional detail.

US Tax Audit — Tax Years 2007 and 2008

In December 2010, the IRS issued a Revenue Agent's Report for the 2007 and 2008 tax years. In January 2011, the Company submitted a protest to the Appeals Division of the IRS with respect to certain unresolved issues which involve a proposed IRS adjustment with respect to dual consolidated losses ("DCLs") and the recapture of net operating losses emanating from the Company's former Canadian operations. The Company's protest asserts that the IRS made several errors in its assessment of the DCL rules and, as such, the proposed adjustment is erroneous. The initial administrative hearing on this matter is scheduled for the last week of March 2012. As of December 31, 2011 and 2010, no amounts were reserved related to these issues. Management intends to vigorously contest this proposed adjustment, however, the outcome is uncertain and, should the Company not prevail, the outcome could have a material effect on the Company's results of operations, cash flows and financial position. Although it is reasonably possible that these matters could be resolved in our favor during the next 12 months, the timing is uncertain. We believe it is remote that our liability for unrecognized tax benefits related to these matters will significantly increase within the next 12 months.

German Tax Audit — Tax Years 2006 to 2007

In November 2010, the Company received a tax examination report from the German tax authorities challenging certain interest expense deductions claimed on the Company's tax returns for the years 2006 and 2007. The Company is indemnified by FiberMark, Inc. for any tax liabilities arising from the operations of Neenah Germany prior to October 2006. In August 2011, the Company received tax assessments totaling €3.7 million from the German tax authorities and submitted an appeal challenging these assessments. As of December 31, 2011, the German tax authorities had not rendered a decision on the Company's appeal. The Company believes that the finding in the report is improper and will be rejected on appeal. As of December 31, 2011 and 2010, no amounts were reserved related to these issues. Management intends to vigorously contest the finding in the report, however, the outcome is uncertain and, should the Company not prevail, the outcome could have a material effect on the Company's results of operations, cash flows and financial position. Although it is reasonably possible that these matters could be resolved in our favor during the next 12 months, the timing is uncertain. We believe it is remote that our liability for unrecognized tax benefits related to these matters will significantly increase within the next 12 months.

In November 2011, the Company paid €1.5 million and in January 2012 paid an additional €0.3 million against the tax assessments. Consistent with the Company's conclusion to not recognize a liability related to the tax assessments, the Company reflected these payments, and accrued interest thereon, as assets ($1.9 million in "Income taxes receivable" on the consolidated balance sheet as of December 31, 2011). In December 2011, the German tax authorities requested additional information. Pending the German tax authorities consideration of the additional information that the Company provided, the Company does not anticipate that additional payments will be required. As of December 31, 2011, the Company believes it is more likely than not that it will prevail on this appeal and all amounts paid, plus accrued interest, will be refunded.

Indemnifications

Pursuant to a Distribution Agreement, an Employee Matters Agreement and a Tax Sharing Agreement, the Company has agreed to indemnify Kimberly-Clark for certain liabilities or risks related to the Spin-Off. Many of the potential indemnification liabilities under these agreements are unknown, remote or highly contingent. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable agreement. For these reasons, the Company is unable to estimate the maximum potential amount of the possible future liability under the indemnity provisions of these agreements. However, the Company accrues for any potentially indemnifiable liability or risk under these agreements for which it believes a future payment is probable and a range of loss can be reasonably estimated. As of December 31, 2011, management believes the Company's liability under such indemnification obligations was not material to the consolidated financial statements.

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

While the Company has incurred in the past several years, and will continue to incur, capital and operating expenditures in order to comply with environmental, health and safety laws, regulations and ordinances, management believes that the Company's future cost of compliance with environmental, health and safety laws, regulations and ordinances, and its exposure to liability for environmental, health and safety claims will not have a material effect on its financial condition, results of operations or liquidity. However, future events, such as changes in existing laws and regulations or contamination of sites owned, operated or used for waste disposal by the Company (including currently unknown contamination and contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material effect on the Company's financial condition, results of operations or liquidity.

The Company incurs capital expenditures necessary to meet legal requirements and otherwise relating to the protection of the environment at its facilities in the United States and internationally. For these purposes, the Company has planned capital expenditures for environmental projects during the period 2012 through 2014 of approximately $1 million to $2 million annually. The Company's anticipated capital expenditures for environmental projects are not expected to have a material effect on our financial condition, results of operations or liquidity.

Employees and Labor Relations

As of December 31, 2011, the Company had approximately 1635 regular full-time employees of whom 620 hourly and 315 salaried employees were located in the United States and 465 hourly and 235 salaried employees were located in Germany.

Hourly employees at the Whiting, Neenah, Munising and Appleton paper mills are represented by the United Steelworkers Union (the "USW"). The collective bargaining agreements between the Whiting, Neenah, Munising and Appleton paper mills and the USW expire on January 31, 2013, June 30, 2013, July 14, 2013 and May 31, 2014, respectively. Separately, the Whiting, Neenah, Munising and Appleton paper mills have bargained jointly with the union on pension matters. The agreement on pension matters will remain in effect through 2019.

Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the "IG BCE"). In December 2011, the IG BCE and a national trade association representing all employers in the industry signed a new collective bargaining agreement covering union employees of Neenah Germany that expires in May 2013.

As of December 31, 2011, no hourly employees in the United States were covered by collective bargaining agreements that have expired or will expire within the next 12-months. Union membership is voluntary and under German law does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement with the IG BCE that expires in May 2013 cannot be determined. The Company believes it has satisfactory relations with its employees covered by such collective bargaining agreements.

Note 12.  Agreements with Kimberly-Clark

In 2004, the Company entered into a (i) Distribution Agreement, (ii) Employee Matters Agreement, (iii) Corporate Services Agreement and (iv) Tax Sharing Agreement with Kimberly-Clark in connection with the spin-off by Kimberly-Clark of its technical products and fine paper businesses in the United States and its Canadian pulp business (collectively, the "Pulp and Paper Business"). These agreements provided for, among other things, (i) the principal corporate transactions required to effect the separation of the Pulp and Paper Business from Kimberly-Clark, cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of the Pulp and Paper Business with the Company and financial responsibility for the obligations and liabilities of Kimberly-Clark's retained businesses with Kimberly-Clark, (ii) employee liability transfers to the Company and retention of certain employment liabilities by Kimberly-Clark, (iii) various transitional corporate support services and (iv) the Company's and Kimberly-Clark's respective rights, responsibilities and obligations after the Spin-Off with respect to taxes attributable to the Company's business, as well as any taxes incurred by Kimberly-Clark as a result of the failure of the Spin-Off to qualify for tax-free treatment under Section 355 of the Code.

The descriptions above are summaries of the principal provisions of the various agreements and are qualified in their entirety by the respective agreements.

Note 13.  Business Segment and Geographic Information

The Company reports its operations in two segments: Technical Products and Fine Paper. The technical products business is an international producer of transportation and other filter media and durable, saturated and coated substrates for industrial products backings and a variety of other end markets. The fine paper business is a supplier of premium writing, text and cover papers, bright papers and specialty papers in North America. Each segment employs different technologies and marketing strategies. Disclosure of segment information is on the same basis that management uses internally for evaluating segment performance and allocating resources. Transactions between segments are eliminated in consolidation. The costs of shared services, and other administrative functions managed on a common basis, are allocated to the segments based on usage, where possible, or other factors based on the nature of the activity. General corporate expenses that do not directly support the operations of the business segments are shown as Unallocated corporate costs. The accounting policies of the reportable operating segments are the same as those described in Note 2, "Summary of Significant Accounting Policies."

Business Segments

	Year Ended December 31,
	2011	2010	2009
Net sales
Technical Products	$421.1	$384.3	$318.3
Fine Paper	274.9	273.4	255.6

Consolidated	$696.0	$657.7	$573.9

	Year Ended December 31,
	2011	2010	2009
Operating income (loss)
Technical Products	$33.8	$29.2	$14.4
Fine Paper (a)	39.7	40.5	17.5
Unallocated corporate costs (b)	(16.9)	(14.6)	(15.5)

Consolidated	$56.6	$55.1	$16.4

(a)
Operating earnings for the years ended December 31, 2010 and 2009 include gains (losses) related to the closure and sale of the Ripon Mill of $3.4 million and $(17.1) million, respectively.
(b)
Unallocated corporate costs for the year ended December 31, 2011 includes a pre-tax loss of approximately $2.4 million in connection with the Early Redemption, including the write-off of related unamortized debt issuance costs.

	Year Ended December 31,
	2011	2010	2009
Depreciation and amortization
Technical Products	$17.6	$16.9	$17.8
Fine Paper	9.5	9.7	10.7
Corporate	3.9	4.7	6.0

Consolidated	$31.0	$31.3	$34.5

	Year Ended December 31,
	2011	2010	2009
Capital expenditures
Technical Products	$18.0	$10.7	$4.3
Fine Paper	4.2	6.7	4.0
Corporate	0.9	—	0.1

Consolidated	$23.1	$17.4	$8.4

	December 31,
	2011	2010
Total Assets
Technical Products	$336.3	$337.9
Fine Paper	162.2	162.2
Corporate and other	66.6	106.6

Total	$565.1	$606.7

Geographic Information

	Year Ended December 31,
	2011	2010	2009
Net sales
United States	$416.2	$413.6	$360.9
Europe	279.8	244.1	213.0

Consolidated	$696.0	$657.7	$573.9

	December 31,
	2011	2010
Total Assets
United States	$286.4	$308.9
Canada	0.3	0.1
Europe	278.4	297.7

Total	$565.1	$606.7

Net sales are attributed to geographic areas based on the physical location of the selling entities. Segment identifiable assets are those that are directly used in the segments operations. Corporate assets are primarily cash, deferred income taxes and deferred financing costs.

Concentrations

For the years ended December 31, 2011, 2010 and 2009, sales to the fine paper business's three largest customers represented approximately 41 percent, 39 percent and 37 percent, respectively, of its total sales. For the years ended December 31, 2011, 2010 and 2009, no single customer accounted for more than 10 percent of the Company's consolidated revenue. Except for certain specialty latex grades and specialty softwood pulp used by Technical Products, management is not aware of any significant concentration of business transacted with a particular supplier that could, if suddenly eliminated, have a material affect on its operations. An interruption in supply of a latex specialty grade or of specialty softwood pulp to our technical products business or cotton fiber to our fine paper business could disrupt and eventually cause a shutdown of production of certain technical products and fine paper products.

Note 14.  Supplemental Data

Supplemental Statement of Operations Data

  Summary of Advertising and Research Expenses

	Year Ended December 31,
	2011	2010	2009
Advertising expense	$6.2	$6.1	$6.5
Research expense	5.4	5.3	5.5

  Summary of Other Income — net

	Year Ended December 31,
	2011	2010	2009
Loss on property disposals	$0.1	$0.2	$0.2
Net realized and unrealized foreign currency gains	0.1	(0.2)	(0.1)
Litigation settlement	—	(0.3)	—
Terrace Bay employee benefits	0.6	0.6	0.7
Other income — net	(2.6)	(1.3)	(1.0)

Total other income — net	(1.8)	(1.0)	(0.2)
Less: Expense related to discontinued operations	—	—	0.8

Other income — net related to continuing operations	$(1.8)	$(1.0)	$(1.0)

Supplemental Balance Sheet Data

  Summary of Accounts Receivable — net

	December 31,
	2011	2010
Accounts Receivable:
From customers	$73.1	$71.6
Other	0.2	1.0
Less allowance for doubtful accounts and sales discounts	(1.9)	(1.9)

Total	$71.4	$70.7

  Summary of Inventories

	December 31,
	2011	2010
Inventories by Major Class:
Raw materials	$17.1	$18.5
Work in progress	11.8	13.3
Finished goods	51.6	48.2
Supplies and other	1.7	1.7

	82.2	81.7
Excess of FIFO over LIFO cost	(13.4)	(12.3)

Total	$68.8	$69.4

  Summary of Prepaid and Other Current Assets

	December 31,
	2011	2010
Prepaid and other current assets	$8.3	$8.5
Spare parts	5.7	5.6

Total	$14.0	$14.1

  Summary of Property, Plant and Equipment — Net

	December 31,
	2011	2010
Land and land improvements	$20.5	$20.8
Buildings	102.3	96.2
Machinery and equipment	448.8	439.6
Construction in progress	7.6	11.9

	579.2	568.5
Less accumulated depreciation	326.9	306.6

Net Property, Plant and Equipment	$252.3	$261.9

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $28.2 million, $28.0 million and $30.1 million, respectively. Interest expense capitalized as part of the costs of capital projects for the years ended December 31, 2011, 2010 and 2009 was $0.1 million, $0.1 million and $12 thousand, respectively.

  Summary of Accrued Expenses

	December 31,
	2011	2010
Accrued salaries and employee benefits	$25.1	$21.5
Liability for uncertain income tax positions	8.4	8.6
Accrued interest	1.5	2.1
Accrued restructuring costs	0.4	0.2
Accrued income taxes	3.8	2.4
Other	12.4	13.3

Total	$51.6	$48.1

  Summary of Noncurrent Employee Benefits and Other Obligations

	December 31,
	2011	2010
Pension benefits	$67.6	$58.4
Post-employment benefits other than pensions (a)	45.4	44.3
Other	1.4	2.0

Total	$114.4	$104.7

(a)
Includes $6.0 million and $5.0 million in long-term disability benefits due to Terrace Bay retirees as of December 31, 2011 and 2010, respectively.

Supplemental Cash Flow Data

  Net cash provided by (used in) changes in working capital

	Year Ended December 31,
	2011	2010	2009
Accounts receivable	$(1.9)	$(5.3)	$(3.4)
Inventories	(0.1)	(0.3)	17.8
Income taxes receivable (payable)	(0.5)	2.9	9.5
Prepaid and other current assets	(0.1)	(0.7)	2.0
Accounts payable	0.5	2.6	(4.8)
Accrued expenses	(5.1)	(3.1)	6.3

Total	$(7.2)	$(3.9)	$27.4

  Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2011	2010	2009
Cash paid during the year for interest, net of interest expense capitalized	$15.2	$18.9	$20.2
Cash paid (received) during the year for income taxes, net of refunds	4.7	0.5	(7.7)
Non-cash investing activities:
Liability for equipment acquired	2.4	2.9	1.8

Note 15.  Condensed Consolidating Financial Information

Neenah Paper Company of Canada, Neenah Paper Michigan, Inc. and Neenah Paper Sales, Inc. (the "Guarantor Subsidiaries") guarantee the Company's Senior Notes. The Guarantor Subsidiaries are 100 percent owned by the Company and all guarantees are full and unconditional. The following condensed consolidating financial information is presented in lieu of consolidated financial statements for the Guarantor Subsidiaries as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009. Certain deferred tax assets presented in the Guarantor Subsidiaries column as of December 31, 2009 were presented in the Neenah Paper, Inc. column as of December 31, 2011 and 2010 as such assets will ultimately be realized by Neenah Paper, Inc. due to the substantially complete liquidation of Neenah Canada.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2011

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$272.7	$143.4	$279.9	$—	$696.0
Cost of products sold	207.6	116.6	246.4	—	570.6

Gross profit	65.1	26.8	33.5	—	125.4
Selling, general and administrative expenses	42.3	10.1	15.8	—	68.2
Loss on retirement of bonds	2.4	—	—	—	2.4
Other (income) expense — net	(0.6)	0.4	(1.6)	—	(1.8)

Operating income	21.0	16.3	19.3	—	56.6
Equity in earnings of subsidiaries	(27.3)	—	—	27.3	—
Interest expense — net	14.1	0.1	1.1	—	15.3

Income from continuing operations before income taxes	34.2	16.2	18.2	(27.3)	41.3
Provision for income taxes	5.1	5.5	1.4	—	12.0

Income from continuing operations	29.1	10.7	16.8	(27.3)	29.3
Loss from discontinued operations, net of income tax benefit	—	(0.2)	—	—	(0.2)

Net income	$29.1	$10.5	$16.8	$(27.3)	$29.1

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2010

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$269.4	$144.2	$244.1	$—	$657.7
Cost of products sold	204.9	117.1	215.7	—	537.7

Gross profit	64.5	27.1	28.4	—	120.0
Selling, general and administrative expenses	44.2	10.7	14.4	—	69.3
Gain on sale of the Ripon Mill	—	(3.4)	—	—	(3.4)
Other (income) expense — net	(0.4)	0.6	(1.2)	—	(1.0)

Operating income	20.7	19.2	15.2	—	55.1
Equity in earnings of subsidiaries	(157.5)	—	—	157.5	—
Interest expense-net	19.0	0.3	1.0	—	20.3

Income from continuing operations before income taxes	159.2	18.9	14.2	(157.5)	34.8
Provision for income taxes	0.1	7.9	1.8	—	9.8

Income from continuing operations	159.1	11.0	12.4	(157.5)	25.0
Income from discontinued operations, net of income tax provision	—	134.1	—	—	134.1

Net income	$159.1	$145.1	$12.4	$(157.5)	$159.1

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2009

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$248.2	$112.4	$213.3	$—	$573.9
Cost of products sold	186.2	92.6	193.5	—	472.3

Gross profit	62.0	19.8	19.8	—	101.6
Selling, general and administrative expenses	45.4	10.0	13.7	—	69.1
Restructuring costs	(0.4)	17.1	0.4	—	17.1
Other (income) expense — net	0.1	0.9	(2.0)	—	(1.0)

Operating income (loss)	16.9	(8.2)	7.7	—	16.4
Equity in earnings of subsidiaries	(2.5)	—	—	2.5	—
Interest expense — net	21.4	0.8	1.0	—	23.2

Income (loss) from continuing operations before income taxes	(2.0)	(9.0)	6.7	(2.5)	(6.8)
Benefit for income taxes	(0.8)	(4.0)	(0.2)	—	(5.0)

Income (loss) from continuing operations	(1.2)	(5.0)	6.9	(2.5)	(1.8)
Income from discontinued operations, net of income tax provision	—	0.6	—	—	0.6

Net income (loss)	$(1.2)	$(4.4)	$6.9	$(2.5)	$(1.2)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2011

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$9.7	$2.0	$1.1	$—	$12.8
Restricted cash	7.0	—	—	—	7.0
Accounts receivable, net	22.9	18.1	30.4	—	71.4
Inventories	33.4	9.4	26.0	—	68.8
Income taxes receivable	—	—	1.9	—	1.9
Deferred income taxes	15.4	2.2	—	—	17.6
Intercompany amounts receivable	18.1	42.4	—	(60.5)	—
Prepaids and othe current assets	5.6	2.0	6.4	—	14.0

Total current assets	112.1	76.1	65.8	(60.5)	193.5

Property, plant and equipment at cost	269.2	100.4	209.6	—	579.2
Less accumulated depreciation	198.5	66.8	61.6	—	326.9

Property, plant and equipment — net	70.7	33.6	148.0	—	252.3

Investments in subsidiaries	225.0	—	—	(225.0)	—
Deferred Income Taxes	38.7	6.8	—	—	45.5
Goodwill	—	—	40.5	—	40.5
Intangible Assets — net	2.8	—	19.1	—	21.9
Other Assets	5.8	0.1	5.5	—	11.4

TOTAL ASSETS	$455.1	$116.6	$278.9	$(285.5)	$565.1

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Debt payable within one year	$—	$—	$21.7	$—	$21.7
Accounts payable	16.0	6.6	7.6	—	30.2
Intercompany amounts payable	42.4	18.1	—	(60.5)	—
Accrued expenses	32.4	7.5	11.7	—	51.6

Total current liabilities	90.8	32.2	41.0	(60.5)	103.5
Long-Term Debt	158.0	—	6.5	—	164.5
Deferred Income Taxes	—	—	16.0	—	16.0
Noncurrent Employee Benefits and Other Obligations	39.6	37.7	37.1	—	114.4

TOTAL LIABILITIES	288.4	69.9	100.6	(60.5)	398.4
STOCKHOLDERS' EQUITY	166.7	46.7	178.3	(225.0)	166.7

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$455.1	$116.6	$278.9	$(285.5)	$565.1

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2010

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$45.0	$2.4	$0.9	$—	$48.3
Accounts receivable, net	24.2	16.5	30.0	—	70.7
Inventories	33.7	9.0	26.7	—	69.4
Deferred income taxes	17.1	2.4	—	—	19.5
Intercompany amounts receivable	17.3	47.5	—	(64.8)	—
Prepaid and other current assets	5.1	1.8	7.2	—	14.1

Total current assets	142.4	79.6	64.8	(64.8)	222.0

Property, plant and equipment at cost	266.0	101.5	201.0	—	568.5
Less accumulated depreciation	189.5	66.3	50.8	—	306.6

Property, plant and equipment — net	76.5	35.2	150.2	—	261.9

Investments in subsidiaries	237.1	—	—	(237.1)	—
Deferred Income Taxes	39.3	3.8	—	—	43.1
Goodwill	—	—	41.5	—	41.5
Intangible Assets — net	2.8	—	21.2	—	24.0
Other Assets	8.4	0.1	5.7	—	14.2

TOTAL ASSETS	$506.5	$118.7	$283.4	$(301.9)	$606.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Debt payable within one year	$—	$—	$13.6	$—	$13.6
Accounts payable	14.5	5.2	10.7	—	30.4
Intercompany amounts payable	47.5	17.3	—	(64.8)	—
Accrued expenses	27.5	7.7	12.9	—	48.1

Total current liabilities	89.5	30.2	37.2	(64.8)	92.1
Long-term Debt	223.0	—	8.3	—	231.3
Deferred Income Taxes	—	—	19.4	—	19.4
Noncurrent Employee Benefits and Other Obligations	34.8	34.2	35.7	—	104.7

TOTAL LIABILITIES	347.3	64.4	100.6	(64.8)	447.5
STOCKHOLDERS' EQUITY	159.2	54.3	182.8	(237.1)	159.2

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$506.5	$118.7	$283.4	$(301.9)	$606.7

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2011

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income	$29.1	$10.5	$16.8	$(27.3)	$29.1
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	12.0	4.2	14.8	—	31.0
Stock-based compensation	4.1	—	0.2	—	4.3
Excess tax benefit from stock-based compensation	(1.0)	—	—	—	(1.0)
Deferred income tax provision (benefit)	5.1	4.9	(2.6)	—	7.4
Loss on retirement of bonds	2.4	—	—	—	2.4
Loss on other asset dispositions	0.1	—	—	—	0.1
Net cash used in changes in operating working capital	(0.4)	(1.1)	(5.7)	—	(7.2)
Equity in earnings of subsidiaries	(27.3)	—	—	27.3	—
Pension and other post-employment benefits	0.6	(8.8)	0.5	—	(7.7)
Other	—	(1.3)	0.1	—	(1.2)

NET CASH PROVIDED BY OPERATING ACTIVITIES	24.7	8.4	24.1	—	57.2

INVESTING ACTIVITIES
Capital expenditures	(5.2)	(2.2)	(15.7)	—	(23.1)
Increase in restricted cash	(7.0)	—	—	—	(7.0)
Sale of marketable securities	7.0	—	—	—	7.0
Purchase of marketable securities	(5.8)	—	—	—	(5.8)
Other	0.6	(0.4)	(0.2)	—	—

NET CASH USED IN INVESTING ACTIVITIES	(10.4)	(2.6)	(15.9)	—	(28.9)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	30.3	—	—	—	30.3
Debt issuance costs	(0.4)	—	—	—	(0.4)
Repayments of long-term debt	(97.0)	—	(1.7)	—	(98.7)
Short-term borrowings	—	—	16.4	—	16.4
Repayments of short-term borrowings	—	—	(7.8)	—	(7.8)
Proceeds from exercise of stock options	2.6	—	—	—	2.6
Excess tax benefit from stock-based compensation	1.0	—	—	—	1.0
Cash dividends paid	(6.7)	—	—	—	(6.7)
Shares purchased	(0.5)	—	—	—	(0.5)
Intercompany transfers — net	21.1	(6.2)	(14.9)	—	—

NET CASH USED IN FINANCING ACTIVITIES	(49.6)	(6.2)	(8.0)	—	(63.8)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35.3)	(0.4)	0.2	—	(35.5)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	45.0	2.4	0.9	—	48.3

CASH AND CASH EQUIVALENTS, END OF YEAR	$9.7	$2.0	$1.1	$—	$12.8

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2010

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income	$159.1	$145.1	$12.4	$(157.5)	$159.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13.1	4.4	13.8	—	31.3
Stock-based compensation	4.8	—	0.1	—	4.9
Deferred income tax provision (benefit)	2.2	36.5	(1.7)	—	37.0
Gain on sale of the Woodlands	—	(74.1)	—	—	(74.1)
Reclassification of cumulative translation adjustments related to investments in Canada	—	(87.9)	—	—	(87.9)
Gain on sale of the Ripon Mill	—	(3.4)	—	—	(3.4)
Loss on other asset dispositions	0.2	—	—	—	0.2
Net cash provided by (used in) changes in operating working capital	(0.3)	1.0	(4.6)	—	(3.9)
Equity in earnings of subsidiaries	(157.5)	—	—	157.5	—
Pension and other post-employment benefits	(0.9)	(6.9)	—	—	(7.8)
Other	0.8	(1.6)	(0.1)	—	(0.9)

NET CASH PROVIDED BY OPERATING ACTIVITIES	21.5	13.1	19.9	—	54.5

INVESTING ACTIVITIES
Capital expenditures	(6.7)	(2.6)	(8.1)	—	(17.4)
Net proceeds from sale of the Woodlands	—	78.0	—	—	78.0
Purchase of marketable securities	(3.5)	—	—	—	(3.5)
Proceeds from asset sales	8.7	—	—	—	8.7
Other	(0.3)	—	1.0	—	0.7

NET CASH USED IN INVESTING ACTIVITIES	(1.8)	75.4	(7.1)	—	66.5

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	0.1	—	—	—	0.1
Repayments of long-term debt	(69.9)	—	(1.6)	—	(71.5)
Short-term borrowings	—	—	13.3	—	13.3
Repayments of short-term borrowings	(1.0)	—	(13.8)	—	(14.8)
Cash dividends paid	(5.9)	—	—	—	(5.9)
Proceeds from exercise of stock options	0.7	—	—	—	0.7
Shares purchased	(0.2)	—	—	—	(0.2)
Intercompany transfers — net	99.4	(88.1)	(11.3)	—	—

NET CASH USED IN FINANCING ACTIVITIES	23.2	(88.1)	(13.4)	—	(78.3)

NET INCREASE IN CASH AND CASH EQUIVALENTS	42.9	0.4	(0.6)	—	42.7
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2.1	2.0	1.5	—	5.6

CASH AND CASH EQUIVALENTS, END OF YEAR	$45.0	$2.4	$0.9	$—	$48.3

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2009

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income (loss)	$(1.2)	$(4.4)	$6.9	$(2.5)	$(1.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	15.2	4.6	14.7	—	34.5
Stock-based compensation	4.7	—	—	—	4.7
Deferred income tax benefit	(2.8)	(4.4)	(2.2)	—	(9.4)
Ripon Mill non-cash charges	—	6.3	—	—	6.3
Loss on other asset dispositions	0.2	—	—	—	0.2
Net cash provided by changes in operating working capital	19.9	4.7	2.8	—	27.4
Equity in earnings of subsidiaries	(2.5)	—	—	2.5	—
Pension and other post-employment benefits	4.5	(2.9)	0.8	—	2.4
Other	(0.9)	1.0	(0.1)	—	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	37.1	4.9	22.9	—	64.9

INVESTING ACTIVITIES
Capital expenditures	(3.4)	(1.4)	(3.6)	—	(8.4)
Proceeds from asset sales	—	0.8	—	—	0.8
Other	0.8	(0.3)	(1.2)	—	(0.7)

NET CASH USED IN INVESTING ACTIVITIES	(2.6)	(0.9)	(4.8)	—	(8.3)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	45.5	—	—	—	45.5
Debt issuance costs	(2.9)	—	—	—	(2.9)
Repayments of long-term debt	(85.8)	—	(1.8)	—	(87.6)
Short-term borrowings	0.9	—	11.3	—	12.2
Repayments of short-term borrowings	—	—	(15.4)	—	(15.4)
Cash dividends paid	(5.9)	—	—	—	(5.9)
Shares purchased	(0.1)	—	—	—	(0.1)
Intercompany transfers — net	14.0	(3.1)	(10.9)	—	—

NET CASH USED IN FINANCING ACTIVITIES	(34.3)	(3.1)	(16.8)	—	(54.2)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(0.1)	—	(0.1)

NET INCREASE IN CASH AND CASH EQUIVALENTS	0.2	0.9	1.2	—	2.3
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1.9	1.1	0.3	—	3.3

CASH AND CASH EQUIVALENTS, END OF YEAR	$2.1	$2.0	$1.5	$—	$5.6

Note 16.  Unaudited Quarterly Data

	2011 Quarters
	First (a)	Second	Third	Fourth	Year (a)
Net Sales	$172.7	$182.9	$174.9	$165.5	$696.0
Gross Profit	33.2	33.5	27.4	31.3	125.4
Operating Income	14.8	15.7	12.5	13.6	56.6
Income From Continuing Operations	7.0	7.8	6.8	7.7	29.3
Earnings Per Common Share From Continuing Operations:
Basic	$0.47	$0.52	$0.44	$0.49	$1.91

Diluted	$0.45	$0.49	$0.42	$0.47	$1.82

	2010 Quarters
	First	Second	Third	Fourth (b)	Year (b)
Net Sales	$167.3	$168.6	$161.5	$160.3	$657.7
Gross Profit	32.3	32.2	27.8	27.7	120.0
Operating Income	16.4	13.7	11.7	13.3	55.1
Income From Continuing Operations	7.3	6.3	4.7	6.7	25.0
Earnings Per Common Share From Continuing Operations:
Basic	$0.50	$0.43	$0.32	$0.45	$1.69

Diluted	$0.48	$0.41	$0.30	$0.43	$1.61

(a)
Includes a loss of $2.4 million related to the Early Redemption.
(b)
Includes a gain of $3.3 million on disposal of the Ripon Mill.

Note 17.  Subsequent Event

On January 31, 2012, the Company completed the purchase of certain premium paper brands and other assets from Wausau Paper Mills, LLC, a subsidiary of Wausau Paper Corp. ("Wausau"). Material terms of the acquisition include a cash payment of $21 million for the assets, including:

  (a)
  the premium fine paper brands ASTROBRIGHTS®, ASTROPARCHE® and ROYAL,

  (b)
  exclusive, royalty free and perpetual license rights for a portion of the EXACT® brand specialty business, including Index, Tag and Vellum Bristol,

  (c)
  approximately one month of finished goods inventory, and

  (d)
  certain converting equipment used for retail grades.

In addition, the parties entered a supply agreement under which Wausau will manufacture and supply certain products to the Company during a transition period. The acquisition was financed through the Company's existing credit facility and cash on hand.

SCHEDULE II

NEENAH PAPER, INC. AND SUBSIDIARIES
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Write-offs and Reclassifications	Balance at End of Year
December 31, 2011
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$1.4	0.6	—	(0.6)	$1.4
Allowance for sales discounts	$0.5	—	—	—	$0.5
Valuation allowance—deferred income taxes	$1.7	—	—	—	$1.7
December 31, 2010
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$1.2	1.2	—	(1.0)	$1.4
Allowance for sales discounts	$0.7	(0.2)	—	—	$0.5
Valuation allowance—deferred income taxes	$1.5	0.2	—	—	$1.7
December 31, 2009
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$1.1	0.3	—	(0.2)	$1.2
Allowance for sales discounts	$0.6	0.1	—	—	$0.7
Valuation allowance—deferred income taxes	$—	1.5	—	—	$1.5