Form 10-Q
period 2012-03-31
Neenah Paper Inc
filed 2012-05-10
CIK 1296435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 27, 2012, there were approximately 15,825,000 shares of the Company’s common stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net sales	$198.2	$172.7
Cost of products sold	156.3	139.5
Gross profit	41.9	33.2
Selling, general and administrative expenses	19.5	17.0
SERP settlement charge (Note 6)	3.5	—
Acquisition integration costs (Note 3)	2.5	—
Loss on retirement of bonds	—	2.4
Other (income) expense - net	0.2	(1.0)
Operating income	16.2	14.8
Interest expense - net	3.6	4.5
Income from continuing operations before income taxes	12.6	10.3
Provision for income taxes	3.7	3.3
Income from continuing operations	8.9	7.0
Loss from discontinued operations, net of income taxes	—	(0.1)
Net income	$8.9	$6.9

Earnings Per Common Share
Basic
Continuing operations	$0.55	$0.47
Discontinued operations	—	(0.01)
	$0.55	$0.46
Diluted
Continuing operations	$0.54	$0.45
Discontinued operations	—	(0.01)
	$0.54	$0.44

Weighted Average Common Shares Outstanding (in thousands)
Basic	15,483	14,854
Diluted	15,855	15,537

Cash Dividends Declared Per Share of Common Stock	$0.12	$0.11

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$8.9	$6.9

Unrealized foreign currency translation gains	5.2	11.7
Net gain from adjustments to pension and other postretirement benefit liabilities	1.1	—
Reclassification of amortization of adjustments to pension and other postretirement benefit liabilities recognized in net periodic benefit cost	1.2	0.7
SERP settlement charge	3.5	—
Curtailment loss	0.3	—
Unrealized gain on “available-for-sale” securities	0.1	—
Income from other comprehensive income items	11.4	12.4
Provision for income taxes	2.4	0.3
Other comprehensive income	9.0	12.1
Comprehensive income	$17.9	$19.0

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS

Current Assets
Cash and cash equivalents	$3.3	$12.8
Restricted cash	—	7.0
Accounts receivable (less allowances of $2.1 million and $1.9 million)	97.2	71.4
Inventories	99.4	68.8
Income taxes receivable	2.5	1.9
Deferred income taxes	16.1	17.6
Prepaid and other current assets	12.3	14.0
Total Current Assets	230.8	193.5
Property, Plant and Equipment, at cost	587.5	579.2
Less accumulated depreciation	334.2	326.9
Property, plant and equipment—net	253.3	252.3
Deferred Income Taxes	47.8	45.5
Goodwill	41.6	40.5
Intangible Assets—net	35.7	21.9
Other Assets	11.4	11.4
TOTAL ASSETS	$620.6	$565.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Debt payable within one year	$12.4	$21.7
Accounts payable	52.2	30.2
Accrued expenses	52.4	51.6
Total Current Liabilities	117.0	103.5
Long-term Debt	187.3	164.5
Deferred Income Taxes	16.2	16.0
Noncurrent Employee Benefits	110.8	113.0
Other Noncurrent Obligations	1.4	1.4
TOTAL LIABILITIES	432.7	398.4
Contingencies and Legal Matters (Note 10)
TOTAL STOCKHOLDERS’ EQUITY	187.9	166.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$620.6	$565.1

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES
Net income	$8.9	$6.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7.3	7.7
Stock-based compensation	1.6	1.0
Excess tax benefits from stock-based compensation (Note 7)	(4.7)	(0.3)
Deferred income tax provision	1.4	1.4
Inventory acquired in Wausau acquisition (Note 3)	(6.6)	—
SERP payments, net of settlement charge (Note 6)	(3.4)	—
Loss on retirement of bonds	—	2.4
Increase in working capital	(17.3)	(14.6)
Pension and other postretirement benefits	(0.6)	(2.6)
Other	(0.2)	(0.5)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(13.6)	1.4
INVESTING ACTIVITIES
Capital expenditures	(3.5)	(8.2)
Purchase of Wausau brands (Note 3)	(14.1)	—
Decrease in restricted cash	7.0	—
Purchase of marketable securities	(0.1)	(1.4)
Other	—	0.1
NET CASH USED IN INVESTING ACTIVITIES	(10.7)	(9.5)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	25.0	27.8
Debt issuance costs	—	(0.3)
Repayments of long-term debt	(2.5)	(66.6)
Short-term borrowings	1.0	6.1
Repayments of short-term debt	(10.5)	—
Shares purchased (Note 9)	(5.0)	(0.5)
Proceeds from exercise of stock options	3.9	0.2
Excess tax benefits from stock-based compensation (Note 7)	4.7	0.3
Cash dividends paid	(1.9)	(1.7)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	14.7	(34.7)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	0.1	0.1
NET DECREASE IN CASH AND CASH EQUIVALENTS	(9.5)	(42.7)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12.8	48.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3.3	$5.6

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest expense capitalized	$0.3	$1.8
Cash paid during period for income taxes	$0.9	$0.4
Non-cash investing activities:
Liability for equipment acquired	$1.2	$0.9
Liability related to acquisition of Wausau brands	$0.5	$—

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

The technical products business is an international producer of transportation and other filter media and durable, saturated and coated substrates for industrial products backings and a variety of other end markets. The fine paper business is a supplier of premium writing, text and cover papers, bright papers and specialty papers in North America. The Company’s premium writing, text, cover and specialty papers are used in commercial printing and imaging applications for corporate identity packages, invitations, personal stationery and high-end advertising, as well as, premium labels and luxury packaging.

On January 31, 2012, the Company purchased certain premium paper brands and other assets from Wausau Paper Mills, LLC, a subsidiary of Wausau Paper Corp. (“Wausau”) for a payment of approximately $21 million. See Note 3, “Acquisitions.”

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

The condensed consolidated financial statements of Neenah and its subsidiaries included herein are unaudited, except for the December 31, 2011 condensed consolidated balance sheet, which was derived from audited financial statements.  The condensed consolidated financial statements include the financial statements of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated from the condensed consolidated financial statements.

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

ASC Topic 260 also requires companies with participating securities to calculate diluted earnings per share using the “Two Class” method. The “Two Class” method requires first calculating diluted earnings per share using a denominator that includes the weighted average share equivalents from the assumed conversion of dilutive securities. Diluted earnings per share is then calculated using net income reduced by the amount of distributed and undistributed earnings allocated to participating securities calculated using the “Treasury Stock” method and a denominator that includes the weighted average share equivalents from the assumed conversion of dilutive securities excluding participating securities. Companies are required to report the lowest diluted earnings per share amount under the two calculations subject to the anti-dilution provisions of ASC Topic 260.

Diluted EPS was calculated to give effect to all potentially dilutive common shares using the “Treasury Stock” method. Outstanding stock options, stock appreciation rights (“SARs”) and certain RSUs with performance conditions represent the only potentially dilutive non-participating security effects on the Company’s weighted-average shares. For the three months ended March 31, 2012 and 2011 approximately 1,015,000 and 1,375,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s common stock for the period the options were outstanding.

The following table presents the computation of basic and diluted EPS (dollars in millions except per share amounts, shares in thousands):

Earnings Per Basic Common Share

	Three Months Ended March 31,
	2012	2011
Income from continuing operations	$8.9	$7.0
Distributed and undistributed amounts allocated to participating securities	(0.4)	(0.1)
Income from continuing operations available to common stockholders	8.5	6.9
Loss from discontinued operations, net of income taxes	—	(0.1)
Net income available to common stockholders	$8.5	$6.8

Weighted-average basic shares outstanding	15,483	14,854

Basic
Continuing operations	$0.55	$0.47
Discontinued operations	—	(0.01)
	$0.55	$0.46

Earnings Per Diluted Common Share

	Three Months Ended March 31,
	2012	2011
Income from continuing operations	$8.9	$7.0
Distributed and undistributed amounts allocated to participating securities	(0.4)	(0.1)
Income from continuing operations available to common stockholders	8.5	6.9
Loss from discontinued operations, net of income taxes	—	(0.1)
Net income available to common stockholders	$8.5	$6.8

Weighted-average basic shares outstanding	15,483	14,854
Add: Assumed incremental shares under stock compensation plans	372	683

Weighted-average diluted shares	15,855	15,537

Diluted
Continuing operations	$0.54	$0.45
Discontinued operations	—	(0.01)
	$0.54	$0.44

Fair Value of Financial Instruments

The Company’s investments in marketable securities are accounted for as “available-for-sale securities” in accordance with Accounting Standards Codification (“ASC”) Topic 320, Investments—Debt and Equity Securities (“ASC Topic 320”).  Pursuant to ASC Topic 320, marketable securities are reported at fair value on the condensed consolidated balance sheet and unrealized holding gains and losses are reported in other comprehensive income until realized upon sale. As of March 31, 2012, the cost and fair value of the Company’s marketable securities was $2.4 million and $2.5 million, respectively.  These marketable securities are classified as “Other Assets” on the condensed consolidated balance sheet and will be used for the payment of employee benefits.

Note 2.  Accounting Standard Changes

As of March 31, 2012, no amendments to the ASC had been issued that will have or are reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 3.  Acquisitions

On January 31, 2012, the Company purchased certain premium paper brands and other assets from Wausau. The Company made a payment of approximately $21 million for (i) the premium fine paper brands ASTROBRIGHTS®, ASTROPARCHE® and ROYAL, (ii) exclusive, royalty free and perpetual license rights for a portion of the EXACT® brand specialty business, including Index, Tag and Vellum Bristol, (iii) approximately one month of finished goods inventory valued at $6.6 million and (iv) certain converting equipment used for retail grades.  In addition, the parties entered into a supply agreement under which Wausau will manufacture and supply certain products to the Company during a transition period. The acquisition was financed through the Company’s existing credit facility and cash on hand. The results of the Index, Tag and Vellum Bristol brands are reported in the Other segment from the date of acquisition.  The results of all other brands acquired from Wausau are reported in the Fine Paper segment from the date of acquisition.

The Company accounted for the acquisition of the Wausau brands as an asset purchase.  The acquisition price for the Wausau brands was allocated to the fair value of assets acquired as follows: (i) approximately $11.5 million in non-amortizable intangible trade names, approximately $0.2 million in amortizable intangible trade names and trademarks and approximately $2.0 million in customer based intangible assets, (ii) $6.6 million of finished goods inventory and (iii) $0.9 million of property, plant and equipment.  The Company expects to incur approximately $7.0 million in acquisition integration costs.  For the three months ended March 31, 2012, the Company incurred $2.5 million of such costs.

Note 4.  Supplemental Balance Sheet Data

The following presents inventories by major class:

	March 31, 2012	December 31, 2011
Inventories by major class:
Raw materials	$20.2	$17.1
Work in progress	23.6	11.8
Finished goods	67.3	51.6
Supplies and other	2.0	1.7
	113.1	82.2
Adjust FIFO inventories to LIFO cost	(13.7)	(13.4)
Total	$99.4	$68.8

The FIFO values of inventories valued on the LIFO method were $81.6 million and $59.1 million as of March 31, 2012 and December 31, 2011, respectively.

Note 5.  Debt

Long-term debt consisted of the following:

	March 31, 2012	December 31, 2011
Senior Notes (7.375% fixed rate) due November 2014	$158.0	$158.0
Revolving bank credit facility (variable rates) due November 2015	22.6	—
Neenah Germany project financing (3.8% fixed rate) due in 16 equal semi-annual installments ending December 2016	8.3	8.1
Neenah Germany revolving lines of credit (variable rates)	10.8	20.1
Total debt	199.7	186.2
Less: Debt payable within one year	12.4	21.7
Long-term debt	$187.3	$164.5

Unsecured Notes

On March 31, 2012, the Company had $158 million of ten-year 7.375% senior unsecured notes, originally issued on November 30, 2004 (the “Senior Notes”) outstanding.  A description of and the history of the Senior Notes is as follows:

•                  Original Issuance.  On November 30, 2004, the Company issued $225 million aggregate principal amount of 7.375% Senior Notes. Interest on the Senior Notes is payable May 15 and November 15 of each year. The Senior Notes are fully and unconditionally guaranteed by substantially all of the Company’s subsidiaries, with the exception of our non-Canadian international subsidiaries.

•                  Covenants. The Senior Notes contain terms, covenants and events of default with which the Company must comply, which the Company believes are ordinary and standard for notes of this nature.  Among other things, the Senior Notes contain covenants restricting our ability to incur certain additional debt, make specified restricted payments, pay dividends, authorize or issue capital stock, enter into transactions with our affiliates, consolidate or merge with or acquire another business, sell certain of our assets or liquidate, dissolve or wind-up the Company.

•                  First Open Market Purchases.  During the three months ended September 30, 2010, the Company completed open market purchases of $2 million aggregate principal amount of the Senior Notes for slightly less than par value.  For the three months ended September 30, 2010, the Company recognized a pre-tax loss of less than $0.1 million in connection with open market purchases, including the write-off of related unamortized debt issuance costs.  As of September 30, 2010, $223 million of Senior Notes were issued and outstanding.

•                  First Early Redemption.  On March 10, 2011, the Company completed an early redemption of $65 million in aggregate principal amount of the Senior Notes (the “First Early Redemption”).  For the three months ended March 31, 2011, the Company recognized a pre-tax loss of approximately $2.4 million in connection with the Early Redemption, including the write-off of related unamortized debt issuance costs.  As of March 31, 2012, $158 million of Senior Notes were issued and outstanding.

•                  Second Early Redemption. On April 23, 2012, the Company redeemed an additional $10 million of Senior Notes at 101.229 percent of the principal amount plus accrued and unpaid interest (the “Second Early Redemption”).  The Second Early Redemption was financed with available Revolver borrowings. As of April 23, 2012, $148 million of Senior Notes were issued and outstanding.

•                  Redemption Rights/Open Market Purchases.  During the 12-month period commencing on November 15, 2011 and ending on November 14, 2012, the Company may redeem all or any portion of the Senior Notes at 101.229% of the principal amount plus accrued and unpaid interest.  Commencing on or after November 15, 2012, the Company may redeem all or any portion of the Senior Notes at 100% of the principal amount plus accrued and unpaid interest.  From time-to-time, the Company may either redeem or repurchase on the open market its Senior Notes.

Secured Revolving Credit Facility

On March 31, 2012, the Company also had a $95 million secured revolving credit facility (the “Revolver”) pursuant to its Amended Credit Agreement dated as amended on November 16, 2011 (the “Amended Credit Agreement”). As of March 31, 2012, the weighted-average interest rate on outstanding Revolver borrowings was 4.0% per annum.  Borrowing availability under the Revolver is reduced by outstanding letters of credit and reserves for certain other items as defined in the Amended Credit Agreement. As of March 31, 2012, the Company had $22.6 million of Revolver borrowings outstanding, approximately $0.9 million of outstanding letters of credit and other items, and $71.5 million of available credit under the Revolver.

The Amended Credit Agreement has the following general terms and conditions:

•                  Borrowing Limit.  The Company’s ability to borrow under the Revolver is limited to the lowest of (a) $95 million; (b) the Company’s borrowing base (as determined in accordance with the Credit Agreement) and (c) the applicable cap on the amount of “credit facilities” under the indenture for the Senior Notes. Under certain conditions, the Company has the ability to increase the size of the Revolver to $150 million. The total commitment under the Amended Credit Agreement cannot exceed $150 million.

•                  Term and Security.  The Amended Credit Agreement will terminate on November 30, 2015 (or on August 31, 2014 if the Senior Notes have not been repurchased, defeased, refinanced or extended as of such date). The Amended Credit Agreement is secured by substantially all of the assets of the Company and the subsidiary borrowers. Neenah Germany is not obligated with respect to the Amended Credit Agreement, either as a borrower or a guarantor.

•                  Interest Rate.  The Revolver bears interest at either (1) a prime rate-based index plus a percentage ranging from 0.75 percent to 1.00 percent, or (2) LIBOR plus a percentage ranging from 2.25 percent to 2.50 percent, depending upon the amount of borrowing availability under the Revolver.  The Company is also required to pay a monthly facility fee on the unused amount of the Revolver commitment at a per annum rate ranging between 0.375 percent and 0.50 percent, depending upon usage under the Revolver.

•                  Terms, Covenants and Events of Default.  The Amended Credit Agreement contains terms, covenants and events of default with which the Company must comply, which the Company believes are ordinary and standard for agreements of this nature.  Among other things, such covenants restrict the Company’s ability to incur certain additional debt, make specified restricted payments, authorize or issue capital stock, enter into transactions with affiliates, consolidate or merge with or acquire another business, sell certain of its assets, or dissolve or wind up.  In addition, if borrowing availability under the Amended Credit Agreement is less than $20 million, the Company would be required to achieve a fixed charge coverage ratio (as defined in the Amended Credit Agreement) of not less than 1.1 to 1.0 for the preceding 12-month period, tested as of the end of such quarter.  As of March 31, 2012, borrowing availability under the Amended Credit Agreement was $71.5 million and the Company was not required to comply with the fixed charge coverage ratio.  The Company’s ability to pay cash dividends on its common stock is limited under the terms of both the Amended Credit Agreement and the Senior Notes. At March 31, 2012, under the most restrictive terms of these agreements, the Company’s ability to pay cash dividends on its common stock is limited to a total of $8 million in a 12-month period.

•                  Stock Repurchases.  The Amended Credit Agreement allows the Company to repurchase (1) up to $15,000,000 of its own stock on or before December 31, 2012, and (2) up to an additional $10,000,000 of its stock annually thereafter during the term of the Amended Credit Agreement, subject to the terms and conditions contained in the Amended Credit Agreement.

Other Debt

German Project Financing

German Loan Agreement.  In December 2006, Neenah Germany entered into a 10-year agreement with HypoVereinsbank and IKB Deutsche Industriebank AG to provide €10.0 million of project financing (the “German Loan Agreement”). As of March 31, 2012, €6.3 million ($8.3 million, based on exchange rates at March 31, 2012) was outstanding under the German Loan Agreement.

German Lines of Credit

HypoVereinsbank Line of Credit.  Neenah Germany has a revolving line of credit with HypoVereinsbank (the “HypoVereinsbank Line of Credit”) that provides for borrowings of up to €15 million for general corporate purposes. As of March 31, 2012 and December 31, 2011, the weighted-average interest rate on outstanding HypoVereinsbank Line of Credit borrowings was 3.7% per annum and 3.8% per annum, respectively. As of March 31, 2012, €3.5 million ($4.7 million, based on exchange rates at March 31, 2012) was outstanding under the HypoVereinsbank Line of Credit and €11.5 million ($15.3 million, based on exchange rates at March 31, 2012) of credit was available.

Commerzbank Line of Credit.  In January 2011, Neenah Germany entered into an agreement with Commerzbank AG (“Commerzbank”) to provide up to €3.0 million of unsecured revolving credit borrowings for general corporate purposes (the “Commerzbank Line of Credit”).  In February 2012, the Company and Commerzbank amended the Commerzbank Line of Credit to provide up to €5.0 million of unsecured revolving credit borrowings. The Commerzbank Line of Credit may be terminated by either the Company or Commerzbank upon giving proper notice.  As of March 31, 2012 and December 31, 2011, the weighted average interest rate on Commerzbank Line of Credit borrowings was 3.7% and 3.6% per annum, respectively. As of March 31, 2012, €4.6 million ($6.1 million, based on exchange rates at March 31, 2012) was outstanding under the Commerzbank Line of Credit and €0.4 million ($0.5 million, based on exchanges rates at March 31, 2012) of credit was available.

Restrictions under German Credit Facilities

Neenah Germany’s ability to pay dividends or transfer funds to the Company is limited under the terms of both the HypoVereinsbank and Commerzbank lines of credit, to not exceed certain limits defined in the agreements without lenders approval or repayment of the amount outstanding under the lines of credit. As of March 31, 2012, €8.1 million ($10.8 million, based on exchange rates at March 31, 2012) was outstanding under the HypoVereinsbank and Commerzbank lines of credit.  In addition, the terms of the HypoVereinsbank and Commerzbank lines of credit require Neenah Germany to maintain a ratio of stockholder’s equity to total assets equal to or greater than 45 percent.  The Company was in compliance with all provisions of the HypoVereinsbank and Commerzbank lines of credit as of March 31, 2012.

Note 6.  Pension and Other Postretirement Benefits

Pension Plans

Substantially all active employees of the Company’s U.S. operations participate in defined benefit pension plans and/or defined contribution retirement plans. Neenah Germany has defined benefit plans designed to provide a monthly pension upon retirement for substantially all its employees in Germany. In addition, the Company maintains a Supplemental Executive Retirement Plan (“SERP”) which is a non-qualified defined benefit plan. The Company provides benefits under the SERP to the extent necessary to fulfill the intent of its defined benefit retirement plans without regard to the limitations set by the Internal Revenue Code on qualified defined benefit plans.

For the three months ended March 31, 2012, SERP benefit payments of $6.9 million exceeded the sum of expected service cost and interest costs for the plan for calendar 2012. In accordance with ASC Topic 715, Compensation — Retirement Benefits (“ASC Topic 715”), the Company remeasured the liabilities of the SERP as of January 1, 2012 and recognized a settlement charge of $3.5 million.

The following table presents the components of net periodic benefit cost:

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended March 31,
	2012	2011	2012	2011
Service cost	$1.2	$1.0	$0.5	$0.4
Interest cost	3.5	3.6	0.5	0.6
Expected return on plan assets (a)	(3.8)	(3.8)	—	—
Recognized net actuarial loss	1.0	0.4	0.1	0.1
Amortization of prior service cost	0.1	0.1	—	0.1
SERP settlement charge	3.5	—	—	—
Curtailment loss	—	—	0.3	—
Net periodic benefit cost	$5.5	$1.3	$1.4	$1.2

(a)          The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

The Company expects to make aggregate contributions to qualified defined benefit pension trusts and pay pension benefits for unfunded pension plans of approximately $18 million (based on exchange rates at March 31, 2012) in calendar 2012.  For the three months ended March 31, 2012, the Company made approximately $9.3 million of such payments.

Note 7.  Stock Compensation Plan

The Company reserved 3,500,000 shares of $0.01 par value common stock (“Common Stock”) for issuance under the 2004 Omnibus Stock and Incentive Plan (the “Omnibus Plan”).  As of March 31, 2012, approximately 765,000 shares of Common Stock were reserved for future issuance under the Omnibus Plan. The Company accounts for stock-based compensation pursuant to the fair value recognition provisions of ASC Topic 718, Compensation—Stock Compensation (“ASC Topic 718”). ASC Topic 718 requires the reporting of excess tax benefits related to the exercise or vesting of stock-based awards as cash provided by financing activities.  Excess tax benefits represent the difference between the tax deduction the Company will receive on its tax return for compensation recognized by employees upon the vesting or exercise of stock-based awards and the deferred tax asset recognized for the grant date fair value of such awards. For the three months ended March 31, 2012 and 2011, the Company recognized excess tax benefits related to the exercise or vesting of stock-based awards of $4.7 million and $0.3 million, respectively.  Excess tax benefits are a non-cash item and therefore a reduction in cash flow from operations is recorded to offset the amount of excess tax benefits reported in cash flows from financing activities.

Valuation and Expense Information

Substantially all stock-based compensation expense is recorded in selling, general and administrative expenses on the condensed consolidated statements of operations.  The following table summarizes stock-based compensation expense and related income tax benefits.

	Three Months Ended March 31,
	2012	2011
Stock-based compensation expense	$1.6	$1.0
Income tax benefit	(0.6)	(0.4)
Stock-based compensation, net of Income tax benefit	$1.0	$0.6

The following table summarizes total compensation costs related to the Company’s equity awards and amounts recognized in the three months ended March 31, 2012.

	Stock Options	Restricted Stock
Unrecognized compensation cost — December 31, 2011	$0.8	$2.4
Grant date fair value of current year grants	2.5	3.4
Compensation expense recognized	(0.5)	(1.1)
Estimated forfeitures for awards granted in prior years	—	0.1
Unrecognized compensation cost — March 31, 2012	$2.8	$4.8

Expected amortization period (in years)	3.5	1.7

Stock Options and SARs

During the three months ended March 31, 2012, the Company awarded nonqualified stock options to Long-Term Incentive Plan (the “LTIP”) participants to purchase approximately 96,000 shares of Common Stock (subject to forfeiture due to termination of employment and other conditions). For the three months ended March 31, 2012, the weighted-average exercise price of such nonqualified stock option awards was $24.09 per share. The weighted-average grant date fair value for stock options granted during the three months ended March 31, 2012 was $10.81 per share and was estimated using the Black-Scholes option valuation model with the following assumptions:

Three Months Ended March 31, 2012
Expected term in years	5.0
Risk free interest rate	1.1%
Volatility	61.8%
Dividend yield	2.0%

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

During the three months ended March 31, 2012, the Company awarded nonqualified stock options to its President and Chief Operating Officer to purchase 125,000 shares of Common Stock (subject to forfeiture due to termination of employment and other conditions). The exercise price of such nonqualified stock option awards was $24.09 per share and the options expire in ten years. If certain absolute total return to shareholder targets are achieved, 25 percent of the options will vest on December 31, 2014, 50 percent will vest on December 31, 2015 and 100 percent will vest on December 31, 2016. Any unvested shares as of December 31, 2016 will be forfeited. The grant date fair value of such stock options was $11.61 per share and was estimated using a “Monte-Carlo” simulation valuation model.

For the three months ended March 31, 2012 and 2011, the aggregate pre-tax intrinsic value of stock options and SARs exercised was approximately $3.3 million and $0.3 million, respectively. For the three months ended March 31, 2012, the Company recognized excess tax benefits related to the exercise or vesting of stock-based awards of approximately $4.7 million. The aggregate intrinsic value of approximately 1,375,000 stock options and SARs that were exercisable at March 31, 2012 was $8.7 million. The aggregate intrinsic value of approximately 1,660,000 stock options and SARs that were exercisable at December 31, 2011 was $4.7 million.

The aggregate grant date fair value of approximately 175,000 stock options and SARs that vested during the three months ended March 31, 2012, was $0.8 million. As of March 31, 2012, certain participants met age and service requirements that allowed their stock options and SARs to qualify for accelerated vesting upon retirement. As of March 31, 2012, such LTIP participants held options to purchase approximately 85,000 shares of common stock that would have been exercisable if they had retired as of such date. The aggregate grant date fair value of options subject to accelerated vesting was $0.6 million. Stock options subject to accelerated vesting for expense recognition become exercisable according to the contract terms of the stock-based awards.

As of March 31, 2012, the aggregate intrinsic value of 1,805,000 stock options and SARs that were vested or expected to vest was $13.1 million.  The weighted-average grant date fair value of such stock options and SARs was $9.34 per share. As of December 31, 2011, the weighted-average grant date fair value and aggregate intrinsic value of 2,035,000 stock options and SARs that were vested or expected to vest was $9.03 per share and $8.1 million, respectively.

As of March 31, 2012, the Company had approximately 445,000 unvested stock options with a weighted-average grant date fair value of $8.53 per share. As of December 31, 2011, approximately 395,000 unvested stock options were outstanding with a weighted-average grant date fair value of $5.25 per share.

Performance Units

For the three months ended March 31, 2012, the Company granted target awards of 103,000 Performance Units to LTIP participants. The measurement period for the Performance Units is January 1, 2012 through December 31, 2012. The Performance Units vest on December 31, 2014. Common Stock equal to not less than 40 percent and not more 200 percent of the Performance Unit target will be awarded based on the Company’s return on invested capital, consolidated revenue growth, the percentage of consolidated free cash flow to revenue and total return to shareholders relative to the companies in the Russell 2000® Value small cap index. As of March 31, 2012, the Company expects that Common Stock equal to 135 percent of the Performance Unit targets will be earned. The market price on the date of grant for the Performance Units was $23.09 per share. Based on the expected achievement of performance targets, the Company is recognizing stock-based compensation expense pro-rata over the vesting term of the Performance Units.

RSUs

For the three months ended March 31, 2012, the aggregate intrinsic value of 635,000 RSUs that vested was $15.0 million.

Note 8.  Goodwill and Other Intangible Assets

The following table presents changes in the carrying amount of goodwill for the three months ended March 31, 2012.  All such goodwill is reported in the Technical Products segment.

	Gross Amount	Cumulative Impairment Losses	Net
Balance at December 31, 2011	$89.1	$(48.6)	$40.5
Foreign currency translation	2.4	(1.3)	1.1

Balance at March 31, 2012	$91.5	$(49.9)	$41.6

The following table presents the gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization.

	March 31, 2012		December 31, 2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets
Customer based intangibles	$16.5	$(5.4)	$14.1	$(5.0)
Trade names and trademarks	5.7	(3.0)	5.4	(2.8)
Acquired technology	1.1	(0.6)	1.0	(0.5)
Total amortizable intangible assets	23.3	(9.0)	20.5	(8.3)
Non-amortizable trade names	21.4	—	9.7	—

Total	$44.7	$(9.0)	$30.2	$(8.3)

In conjunction with the acquisition of the Wausau brands, the Company recorded approximately $11.5 million in non-amortizable intangible trade names, approximately $0.2 million in amortizable intangible trade names and trademarks and approximately $2.0 million in customer based intangible assets.  The weighted average useful lives assigned to amortizable intangible trade names and trademarks and customer based intangible assets was 8 years and 15 years, respectively.

Note 9.  Stockholders’ Equity

Common Stock

The Company has authorized 100 million shares of Common Stock. Holders of the Company’s Common Stock are entitled to one vote per share. As of March 31, 2012 and December 31, 2011, the Company had 15,822,758 shares and 15,593,506 shares issued and outstanding, respectively.

For the three months ended March 31, 2012 and 2011, the Company acquired 211,864 and 24,535 shares of Common Stock, respectively, at a cost of approximately $5.0 million and $0.5 million, respectively, for shares surrendered by employees to pay taxes due on vested restricted stock awards.

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

US Tax Audit — Tax Years 2007 and 2008

In December 2010, the IRS issued a Revenue Agent’s Report for the 2007 and 2008 tax years. In January 2011, the Company submitted a protest to the Appeals Division of the IRS with respect to certain unresolved issues which involve a proposed IRS adjustment with respect to dual consolidated losses (“DCLs”) and the recapture of net operating losses emanating from the Company’s former Canadian operations. The Company’s protest asserts that the IRS made several errors in its assessment of the DCL rules and, as such, the proposed adjustment is erroneous. The initial administrative hearing on this matter was held in March 2012. As of March 31, 2012 and December 31, 2011, no amounts were reserved related to these issues. Management intends to vigorously contest this proposed adjustment, however, the outcome is uncertain and, should the Company not prevail, the outcome could have a material effect on the Company’s results of operations, cash flows and financial position. Although it is reasonably possible that these matters could be resolved in our favor during the next 12 months, the timing is uncertain. We believe it is remote that our liability for unrecognized tax benefits related to these matters will significantly increase within the next 12 months.

German Tax Audit — Tax Years 2006 to 2007

In November 2010, the Company received a tax examination report from the German tax authorities challenging certain interest expense deductions claimed on the Company’s tax returns for the years 2006 and 2007. The Company is indemnified by FiberMark, Inc. for any tax liabilities arising from the operations of Neenah Germany prior to October 2006. In August 2011, the Company received tax assessments totaling €3.7 million from the German tax authorities and submitted an appeal challenging these assessments. As of March 31, 2012, the German tax authorities had not rendered a decision on the Company’s appeal. The Company believes that the finding in the report is improper and will be rejected on appeal. As of March 31, 2012 and December 31, 2011, no amounts were reserved related to these issues. Management intends to vigorously contest the finding in the report, however, the outcome is uncertain and, should the Company not prevail, the outcome could have a material effect on the Company’s results of operations, cash flows and financial position. Although it is reasonably possible that these matters could be resolved in our favor during the next 12 months, the timing is uncertain. We believe it is remote that our liability for unrecognized tax benefits related to these matters will significantly increase within the next 12 months.

In November 2011, the Company paid €1.5 million and in January 2012 paid an additional €0.3 million against the tax assessments. Consistent with the Company’s conclusion to not recognize a liability related to the tax assessments, the Company reflected these payments, and accrued interest thereon, as assets ($2.5 million in “Income taxes receivable” on the consolidated balance sheet as of March 31, 2012). In January 2012, the Company provided certain additional information requested by the German tax authorities. Pending the German tax authorities consideration of such additional information, the Company does not anticipate that additional payments will be required. As of March 31, 2012, the Company believes it is more likely than not that it will prevail on this appeal and all amounts paid, plus accrued interest, will be refunded.

Note 11.  Business Segment Information

The Company reports its operations in three segments: Technical Products, Fine Paper and Other. The technical products business is an international producer of filtration media; durable, saturated and coated substrates for a variety of end uses. The fine paper business is a producer of premium writing, text, cover and specialty papers.  The other segment includes the Index, Tag and Vellum Bristol brands acquired from Wausau. Each segment employs different technologies and marketing strategies.  Disclosure of segment information is on the same basis that management uses internally for evaluating segment performance and allocating resources.  Transactions between segments are eliminated in consolidation. The costs of shared services, and other administrative functions managed on a common basis, are allocated to the segments based on usage, where possible, or other factors based on the nature of the activity.  General corporate expenses that do not directly support the operations of the business segments are shown as Unallocated corporate costs.

The following table summarizes the net sales, operating income and total assets for each of the Company’s business segments.

	Three Months Ended March 31,
	2012	2011
Net sales
Technical Products	$106.0	$105.4
Fine Paper	86.4	67.3
Other	5.8	—
Consolidated	$198.2	$172.7

	Three Months Ended March 31,
	2012	2011
Operating income
Technical Products	$12.5	$10.5
Fine Paper	10.8	10.5
Other	0.7	—
Unallocated corporate costs	(7.8)	(6.2)
Consolidated	$16.2	$14.8

	March 31, 2012	December 31, 2011
Total Assets
Technical Products	$351.1	$336.3
Fine Paper	208.5	162.2
Corporate and Other	61.0	66.6
Total	$620.6	$565.1

Note 12.  Condensed Consolidating Financial Information

Neenah Paper Company of Canada, Neenah Paper Michigan, Inc.; NPCC Holding Company, LLC; Neenah Paper FVC, Inc.; Neenah Paper FR, LLC; Neenah Paper International, LLC and Neenah Paper International Holding Company, LLC

(the “Guarantor Subsidiaries”) guarantee the Company’s Senior Notes. The Guarantor Subsidiaries are 100 percent owned by the Company and all guarantees are full and unconditional.  The following condensed consolidating financial information is presented in lieu of consolidated financial statements for the Guarantor Subsidiaries as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2012

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$92.2	$35.2	$70.8	$—	$198.2
Cost of products sold	70.6	28.2	57.5	—	156.3
Gross profit	21.6	7.0	13.3	—	41.9
Selling, general and administrative expenses	11.8	2.9	4.8	—	19.5
SERP settlement charge	3.5	—	—	—	3.5
Acquisition integration costs	2.5	—	—	—	2.5
Other (income) expense - net	—	0.3	(0.1)	—	0.2
Operating income	3.8	3.8	8.6	—	16.2
Equity in earnings of subsidiaries	(9.3)	—	—	9.3	—
Interest expense-net	3.3	—	0.3	—	3.6
Income from continuing operations before income taxes	9.8	3.8	8.3	(9.3)	12.6
Provision for income taxes	0.9	1.3	1.5	—	3.7
Net income	$8.9	$2.5	$6.8	$(9.3)	$8.9

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2011

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$67.1	$35.7	$69.9	$—	$172.7
Cost of products sold	50.5	28.5	60.5	—	139.5
Gross profit	16.6	7.2	9.4	—	33.2
Selling, general and administrative expenses	10.6	2.8	3.6	—	17.0
Loss on retirement of bonds	2.4	—	—	—	2.4
Other (income) expense - net	(0.2)	0.1	(0.9)	—	(1.0)
Operating income	3.8	4.3	6.7	—	14.8
Equity in earnings of subsidiaries	(8.7)	—	—	8.7	—
Interest expense-net	4.3	—	0.2	—	4.5
Income from continuing operations before income taxes	8.2	4.3	6.5	(8.7)	10.3
Provision for income taxes	1.3	1.6	0.4	—	3.3
Income from continuing operations	6.9	2.7	6.1	(8.7)	7.0
Loss from discontinued operations, net of income taxes	—	(0.1)	—	—	(0.1)
Net income	$6.9	$2.6	$6.1	$(8.7)	$6.9

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2012

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net income	$8.9	$2.5	$6.8	$(9.3)	$8.9
Unrealized foreign currency translation gains (losses)	—	(0.1)	5.3	—	5.2
Net gain (loss) from adjustments to pension and other postretirement benefit liabilities	5.3	(4.2)	—	—	1.1
Reclassification of amortization of adjustments to pension and other postretirement benefit liabilities recognized in net periodic benefit cost	0.5	0.7	—	—	1.2
SERP settlement charge	3.5	—	—	—	3.5
Curtailment loss	0.2	0.1	—	—	0.3
Unrealized gain on “available-for-sale” securities	0.1	—	—	—	0.1
Income from other comprehensive income items	9.6	(3.5)	5.3	—	11.4
Provision (benefit) for income taxes	3.7	(1.3)	—	—	2.4
Other comprehensive income (loss)	5.9	(2.2)	5.3	—	9.0
Comprehensive income	$14.8	$0.3	$12.1	$(9.3)	$17.9

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2011

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net income	$6.9	$2.6	$6.1	$(8.7)	$6.9
Unrealized foreign currency translation gains (losses)	—	(0.1)	11.8	—	11.7
Reclassification of amortization of adjustments to pension and other postretirement benefit liabilities recognized in net periodic benefit cost	0.5	0.2	—	—	0.7
Income from other comprehensive income items	0.5	0.1	11.8	—	12.4
Provision for income taxes	0.2	0.1	—	—	0.3
Other comprehensive income	0.3	—	11.8	—	12.1
Comprehensive income	$7.2	$2.6	$17.9	$(8.7)	$19.0

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2012

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$(0.6)	$2.0	$1.9	$—	$3.3
Accounts receivable, net	40.8	18.7	37.7	—	97.2
Inventories	60.2	10.6	28.6	—	99.4
Income taxes receivable	—	—	2.5	—	2.5
Deferred income taxes	13.4	2.3	0.4	—	16.1
Intercompany amounts receivable	18.4	43.1	—	(61.5)	—
Prepaid and other current assets	4.5	1.9	5.9	—	12.3
Total Current Assets	136.7	78.6	77.0	(61.5)	230.8
Property, plant and equipment, at cost	270.5	100.7	216.3	—	587.5
Less accumulated depreciation	200.2	67.6	66.4	—	334.2
Property, plant and equipment — net	70.3	33.1	149.9	—	253.3
Investments In Subsidiaries	235.2	—	—	(235.2)	—
Deferred Income Taxes	42.1	5.7	—	—	47.8
Goodwill	—	—	41.6	—	41.6
Intangible Assets—net	16.5	—	19.2	—	35.7
Other Assets	5.7	—	5.7	—	11.4
TOTAL ASSETS	$506.5	$117.4	$293.4	$(296.7)	$620.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$—	$—	$12.4	$—	$12.4
Accounts payable	33.0	6.2	13.0	—	52.2
Intercompany amounts payable	43.1	18.3	0.1	(61.5)	—
Accrued expenses	28.7	7.9	15.8	—	52.4
Total Current Liabilities	104.8	32.4	41.3	(61.5)	117.0
Long-term Debt	180.6	—	6.7	—	187.3
Deferred Income Taxes	—	—	16.2	—	16.2
Noncurrent Employee Benefits and Other Obligations	33.2	40.8	38.2	—	112.2
TOTAL LIABILITIES	318.6	73.2	102.4	(61.5)	432.7
STOCKHOLDERS’ EQUITY	187.9	44.2	191.0	(235.2)	187.9
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$506.5	$117.4	$293.4	$(296.7)	$620.6

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2011

	Neenah Paper, Inc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$9.7	$2.0	$1.1	$—	$12.8
Restricted cash	7.0	—	—	—	7.0
Accounts receivable, net	22.9	18.1	30.4	—	71.4
Inventories	33.4	9.4	26.0	—	68.8
Income taxes receivable	—	—	1.9	—	1.9
Deferred income taxes	15.4	2.2	—	—	17.6
Intercompany amounts receivable	18.1	42.4	—	(60.5)	—
Prepaids and othe current assets	5.6	2.0	6.4	—	14.0
Total Current Assets	112.1	76.1	65.8	(60.5)	193.5
Property, plant and equipment at cost	269.2	100.4	209.6	—	579.2
Less accumulated depreciation	198.5	66.8	61.6	—	326.9
Property, plant and equipment — net	70.7	33.6	148.0	—	252.3
Investments in subsidiaries	225.0	—	—	(225.0)	—
Deferred Income Taxes	38.7	6.8	—	—	45.5
Goodwill	—	—	40.5	—	40.5
Intangible assets — net	2.8	—	19.1	—	21.9
Other Assets	5.8	0.1	5.5	—	11.4
TOTAL ASSETS	$455.1	$116.6	$278.9	$(285.5)	$565.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$—	$—	$21.7	$—	$21.7
Accounts payable	16.0	6.6	7.6	—	30.2
Intercompany amounts payable	42.4	18.1	—	(60.5)	—
Accrued expenses	32.4	7.5	11.7	—	51.6
Total Current Liabilities	90.8	32.2	41.0	(60.5)	103.5
Long-term Debt	158.0	—	6.5	—	164.5
Deferred Income Taxes	—	—	16.0	—	16.0
Noncurrent Employee Benefits and Other Obligations	39.6	37.7	37.1	—	114.4
TOTAL LIABILITIES	288.4	69.9	100.6	(60.5)	398.4
STOCKHOLDERS’ EQUITY	166.7	46.7	178.3	(225.0)	166.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$455.1	$116.6	$278.9	$(285.5)	$565.1

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2012

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income	$8.9	$2.5	$6.8	$(9.3)	$8.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3.0	1.0	3.3	—	7.3
Stock-based compensation	0.8	—	0.8	—	1.6
Excess tax benefits from stock-based compensation	(4.7)	—	—	—	(4.7)
Deferred income tax provision (benefit)	0.9	1.1	(0.6)	—	1.4
Inventory acquired in Wausau acquisition	(6.6)	—	—	—	(6.6)
SERP payments, net of settlement charge	(3.4)	—	—	—	(3.4)
(Increase) decrease in working capital	(16.6)	(1.1)	0.4	—	(17.3)
Equity in earnings of subsidiaries	(9.3)	—	—	9.3	—
Pension and other postretirement benefits	(2.8)	2.1	0.1	—	(0.6)
Other	—	(0.2)	—	—	(0.2)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(29.8)	5.4	10.8	—	(13.6)
INVESTING ACTIVITIES
Capital expenditures	(2.0)	(1.0)	(0.5)	—	(3.5)
Purchase of Wausau brands	(14.1)	—	—	—	(14.1)
Decrease in restricted cash	7.0	—	—	—	7.0
Purchase of marketable securities	(0.1)	—	—	—	(0.1)
Other	—	(0.1)	0.1	—	—
NET CASH USED IN INVESTING ACTIVITIES	(9.2)	(1.1)	(0.4)	—	(10.7)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	25.0	—	—	—	25.0
Repayments of long-term debt	(2.5)	—	—	—	(2.5)
Short-term borrowings	—	—	1.0	—	1.0
Repayments of short-term debt	—	—	(10.5)	—	(10.5)
Shares purchased	(5.0)	—	—	—	(5.0)
Proceeds from exercise of stock options	3.9	—	—	—	3.9
Excess tax benefits from stock-based compensation	4.7	—	—	—	4.7
Intercompany transfers - net	4.5	(4.3)	(0.2)	—	—
Cash dividends paid	(1.9)	—	—	—	(1.9)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	28.7	(4.3)	(9.7)	—	14.7
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	0.1	—	0.1
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10.3)	—	0.8	—	(9.5)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9.7	2.0	1.1	—	12.8
CASH AND CASH EQUIVALENTS, END OF PERIOD	$(0.6)	$2.0	$1.9	$—	$3.3

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2011

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income	$6.9	$2.6	$6.1	$(8.7)	$6.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3.1	1.0	3.6	—	7.7
Stock-based compensation	1.0	—	—	—	1.0
Excess tax benefits from stock-based compensation	(0.3)	—	—	—	(0.3)
Deferred income tax provision (benefit)	1.3	1.4	(1.3)	—	1.4
Loss on retirement of bonds	2.4	—	—	—	2.4
Increase in working capital	(5.8)	(3.7)	(5.1)	—	(14.6)
Equity in earnings of subsidiaries	(8.7)	—	—	8.7	—
Pension and other postretirement benefits	(1.6)	(1.2)	0.2	—	(2.6)
Other	(0.1)	(0.3)	(0.1)	—	(0.5)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1.8)	(0.2)	3.4	—	1.4
INVESTING ACTIVITIES
Capital expenditures	(1.0)	(0.9)	(6.3)	—	(8.2)
Purchase of marketable securities	(1.4)	—	—	—	(1.4)
Other	0.1	(0.1)	0.1	—	0.1
NET CASH USED IN INVESTING ACTIVITIES	(2.3)	(1.0)	(6.2)	—	(9.5)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	27.8	—	—	—	27.8
Debt issuance costs	(0.3)	—	—	—	(0.3)
Repayments of long-term debt	(66.6)	—	—	—	(66.6)
Short-term borrowings	—	—	6.1	—	6.1
Shares purchased	(0.5)	—	—	—	(0.5)
Proceeds from exercise of stock options	0.2	—	—	—	0.2
Cash dividends paid	(1.7)	—	—	—	(1.7)
Intercompany transfers - net	2.6	0.6	(3.2)	—	—
Excess tax benefits from stock-based compensation	0.3	—	—	—	0.3
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(38.2)	0.6	2.9	—	(34.7)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	0.1	—	0.1
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(42.3)	(0.6)	0.2	—	(42.7)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	45.0	2.4	0.9	—	48.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2.7	$1.8	$1.1	$—	$5.6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our financial position as of March 31, 2012 and our results of operations for the three months ended March 31, 2012 and 2011. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” “Neenah” or the “Company” are intended to mean Neenah Paper, Inc. and its consolidated subsidiaries. (Tabular amounts in millions, except as noted)

Executive Summary

On January 31, 2012, we purchased certain premium paper brands and other assets from Wausau. We made a payment of approximately $21million for (i) the premium fine paper brands ASTROBRIGHTS®, ASTROPARCHE® and ROYAL, (ii) exclusive, royalty free and perpetual license rights for a portion of the EXACT® brand specialty business, including Index, Tag and Vellum Bristol, (iii) approximately one month of finished goods inventory valued at $6.6 million and (iv) certain converting equipment used for retail grades.

For the three months ended March 31, 2012, consolidated net sales increased approximately $25.5 million from the prior year period to $198.2 million primarily due to incremental volume from the brands acquired from Wausau.

Consolidated operating income of $16.2 million for the three months ended March 31, 2012 increased $1.4 million from the prior year period. Excluding acquisition related integration costs of approximately $2.5 million and a SERP settlement charge of $3.5 million in 2012 and costs of $2.4 related to the early redemption of Senior Notes in 2011, operating income for the three months ended March 31, 2012 increased $5.0 million or 29 percent from the prior year period primarily due to incremental volume related to the Wausau acquisition, higher average net price and lower manufacturing input costs in our Fine Paper and Technical Product businesses.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, earnings before interest and taxes (which we refer to as “operating income”) and other information relevant to an understanding of our results of operations for the three months ended March 31, 2012 and 2011.

Analysis of Net Sales— Three months ended March 31, 2012 and 2011

The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended March 31,
	2012	2011
Technical Products	53%	61%
Fine Paper	44%	39%
Other	3%	—%
Total	100%	100%

Commentary:

The following table presents our net sales by segment for the three months ended March 31, 2012 and 2011:

			Change in Net Sales Compared to Prior Period
	Three Months			Change Due To
	Ended March 31,				Average
	2012	2011	Total Change	Volume	Net Price	Currency
Technical Products	$106.0	$105.4	$0.6	$0.3	$3.2	$(2.9)
Fine Paper	86.4	67.3	19.1	18.5	0.6	—
Other	5.8	—	5.8	5.8	—	—
Consolidated	$198.2	$172.7	$25.5	$24.6	$3.8	$(2.9)

Consolidated net sales for the three months ended March 31, 2012 were $25.5 million higher than the prior year period primarily due to incremental volume related to the Wausau acquisition.

•                  Net sales in our technical products business increased $0.6 million or one percent as higher average net prices were largely offset by unfavorable currency effects.  Excluding the effect of changes in foreign currency exchange rates, net sales increased $3.5 million or three percent.  Higher average net prices reflected a sales mix with a higher proportion of higher-value products, as well as selling price increases.  Sales volumes increased marginally from the prior year due to growth in transportation filtration, wall covering and label shipments, partially offset by lower tape volume.  Unfavorable currency exchange effects reflected a four percent strengthening of the U.S. dollar relative to the Euro during the first quarter of 2012.

•                  Net sales in our fine paper business increased $19.1 million or 27 percent from the prior year period due to a 34 percent increase in volume primarily related to incremental volume related to the acquisition of the Wausau brands, a modest increase in volume for core premium brands and double digit volume growth in packaging and label shipments.  Average net price was higher than the prior year due to higher average selling prices, partially offset by a less favorable product mix.

•                  Other net sales were $5.8 million and reflected sales volume for the Index, Tag and Vellum Bristol brands acquired from Wausau.

The following table sets forth line items from our condensed consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended March 31,
	2012	2011

Net sales	100.0%	100.0%
Cost of products sold	78.9	80.8
Gross profit	21.1	19.2
Selling, general and administrative expenses	9.8	9.8
SERP settlement charge	1.8	—
Acquisition integration costs	1.2	—
Loss on retirement of bonds	—	1.4
Other (income) expense - net	0.1	(0.6)
Operating income	8.2	8.6
Interest expense-net	1.8	2.6
Income from continuing operations before income taxes	6.4	6.0
Provision for income taxes	1.9	1.9
Income from continuing operations	4.5%	4.1%

Analysis of Operating Income—Three months ended March 31, 2012 and 2011

Commentary:

The following table presents our operating income by segment for the three months ended March 31, 2012 and 2011:

			Change in Operating Income Compared to Prior Period
	Three Months			Change Due To
	Ended March 31,		Total		Net	Material
	2012	2011	Change	Volume (a)	Price (b)	Costs (c)	Currency	Other (d) (e) (f)
Technical Products	$12.5	$10.5	$2.0	$(0.2)	$2.0	$0.3	$(0.4)	$0.3
Fine Paper	10.8	10.5	0.3	5.7	1.5	1.9	—	(8.8)
Other	0.7	—	0.7	0.7	—	—	—	—
Unallocated corporate costs	(7.8)	(6.2)	(1.6)	—	—	—	—	(1.6)
Consolidated	$16.2	$14.8	$1.4	$6.2	$3.5	$2.2	$(0.4)	$(10.1)

(a)	Includes changes in unit volume and over (under) absorption of fixed costs.
(b)	Includes changes in selling price and product mix.
(c)	Includes price changes for raw materials and energy.
(d)	Includes other manufacturing costs, distribution and selling, general and administrative expenses.
(e)

For the three months ended March 31, 2012 and 2011, unallocated corporate costs include a SERP settlement charge of $3.5 million and $2.4 million of costs related to the redemption of $65 million of Senior Notes, respectively.

(f)

For the three months ended March 31, 2012, Fine Paper results include $2.5 million of integration costs related to the Wausau acquisition and non-cash charges for the revaluation of inventory and profit in inventory.

Consolidated operating income of $16.2 million for the three months ended March 31, 2012 increased $1.4 million from the prior year period. Excluding acquisition related integration costs of approximately $2.5 million and a SERP settlement charge of $3.5 million in 2012 and costs of $2.4 related to the early redemption of Senior Notes in 2011, operating income for the three months ended March 31, 2012 increased $5.0 million or 29 percent from the prior year period primarily due to incremental volume related to the Wausau acquisition and higher average net price and lower manufacturing input costs for both businesses, partially offset by certain one-time non-recurring costs related to the acquisition of the Wausau brands.

•         Operating income for our technical products business increased $2.0 million or 19 percent from the prior year period.  The income improvement resulted from a higher net price, reflecting growth in higher value filtration and label grades as well as higher selling prices for most grades. Operating income also benefitted from manufacturing cost efficiencies.

•         Operating income for our fine paper business increased $0.3 million or three percent from the prior year period. Excluding acquisition related integration costs of approximately $2.5 million, operating income increased $2.8 million or 27 percent primarily due to incremental volume related to the brands acquired from Wausau, higher average net selling prices, and lower manufacturing inputs costs, partially offset higher selling, general and administrative (“SG&A”) spending and non-cash charges for the revaluation of inventory and profit in inventory.

•         Other operating income was $0.7 million and reflected the operating results for the Index, Tag and Vellum Bristol brands acquired from Wausau.

•         Unallocated corporate expenses for the three months ended March 31, 2012 were $7.8 million, or $1.6 million unfavorable to the prior year period.  Excluding the SERP settlement charge in 2012 and costs related to the redemption of Senior Notes in 2011, unallocated corporate expenses were $0.5 million unfavorable to the prior year due to higher employee benefit costs.

Additional Statement of Operations Commentary:

•         SG&A expense of $19.5 million for the three months ended March 31, 2012 was $2.5 million higher than the prior year period primarily due to the higher marketing costs related to the brands acquired in the Wausau acquisition. For the three months ended March 31, 2012, SG&A expense as a percentage of net sales was approximately 9.8 percent and was unchanged from the prior year period as higher SG&A expense in the current year period was offset by a corresponding increase in sales.

•         For the three months ended March 31, 2012, we incurred net interest expense of $3.7 million which was $0.9 million lower than the prior year.  The favorable comparison was primarily due to lower average debt levels in 2012 following the redemption of Senior Notes in 2011.

•         For the three months ended March 31, 2012 and 2011, we recorded an income tax provision related to continuing operations of $3.7 million and $3.3 million, respectively.  The effective income tax rate for the three months ended March 31, 2012 and 2011was approximately 29 percent and 32 percent, respectively.  In general, our effective tax rate differs from the U.S. statutory tax rate of 35 percent primarily due to the proportion of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate and the benefits of our corporate tax structure.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2012	2011
Net cash flow provided by (used in):
Operating activities	$(13.6)	$1.4
Investing activities:
Capital expenditures	(3.5)	(8.2)
Purchase of Wausau brands	(14.1)	—
Other investing activities	6.9	(1.3)
Total	(10.7)	(9.5)

Financing activities	14.7	(34.7)

Net decrease in cash and cash equivalents (a)	(9.5)	(42.7)

(a)               Includes the effect of exchange rate changes on cash and cash equivalents.

Operating Cash Flow Commentary:

•         Cash used by operating activities of $13.6 million for the three months ended March 31, 2012 was $15 million less than cash provided by operating activities of $1.4 million in the prior year period.  The unfavorable comparison was primarily due to a SERP payment of $6.9 million, $6.6 million payment to acquire Wausau inventory, excess tax benefits of $4.7 million related to the vesting or exercise of stock-based awards and acquisition integration costs of $2.5 million related to the acquisition of the Wausau brands in 2012. Excluding these items cash provided by operating activities for the three months ended March 31, 2012 was $7.1 million or $5.7 million higher than the prior year period primarily due to higher operating income. For the three months ended March 31, 2012, our investment in working capital increased $17.3 million primarily due to higher accounts receivable and inventory related to the brands acquired in the Wausau acquisition.

•         As of March 31, 2012, we had more than $91 million of U.S. federal and state net operating losses (“NOLs”).  If not used, substantially all of the NOLs will expire in various amounts between 2028 and 2030.

Investing Commentary:

•         For the three months ended March 31, 2012 and 2011, cash used by investing activities was $10.7 million and $9.5 million, respectively.  Cash used by investing activities for the three months ended March 31, 2012 includes a payment of $14.1 million to acquire the Wausau brands offset by a $7.0 million reduction in restricted cash used to pay SERP benefits.

•         Capital expenditures for the three months ended March 31, 2012 were $3.5 million compared to spending of $8.2 million in the prior year period.  Capital expenditures in the prior year period were primarily to increase meltblown capacity in our German filtration business and for projects to increase the efficiency and cost effectiveness of our manufacturing assets.  We have aggregate planned capital expenditures for 2012 of approximately $25 to $30 million. We believe that the level of our capital spending for 2012 will allow us to expand the capabilities of our manufacturing assets to successfully pursue strategic initiatives and maintain the efficiency and cost effectiveness of these assets.

Financing Commentary:

Our liquidity requirements are provided by cash generated from operations and short and long-term borrowings.

•         Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of March 31, 2012, we had $22.6 million outstanding under our Revolver, outstanding letters of credit and other items of $0.9 million and $71.5 million of available credit. In addition, we had €8.1 million ($10.8 million, based on exchange rates at March 31, 2012) outstanding under the German Lines of Credit and €11.9 million ($15.8 million, based on exchanges rates at March 31, 2012) of available credit.

•         We have required debt payments through March 31, 2013 of $12.4 million.  Such payments include required amortization payments on our German Loan Agreement of approximately $1.6 million and $10.8 million on our German Lines of Credit.

Third-party transactions

•         For the three months ended March 31, 2012, cash and cash equivalents decreased $9.5 million to $3.3 million at March 31, 2012 from $12.8 million at December 31, 2011 and debt increased $13.5 million to $199.7 million at March 31, 2012 from $186.2 million at December 31, 2011. The increase in net debt of $23.0 million was primarily due to the cost of acquiring the Wausau brands.

Transactions with shareholders

•         For the three months ended March 31, 2012 and 2011, we paid aggregate cash dividends of $0.12 per share ($1.9 million) and $0.11 per share ($1.7 million), respectively.

•         For the three months ended March 31, 2012, we acquired 211,864 shares of Common Stock at a cost of $5.0 million for shares surrendered by employees to pay taxes due on vested restricted stock awards.  In addition we received $3.9 million in proceeds from the exercise of employee stock options.

•         For the three months ended March 31, 2012, we recognized excess tax benefits of $4.7 million related to the vesting or exercise of stock-based awards.

On April 23, 2012, we redeemed $10 million of Senior Notes at 101.229 percent of the principal amount plus accrued and unpaid interest.  The redemption was financed with available Revolver borrowings.  In addition, from time to time, we may be in the market for the purpose of repurchasing our Senior Notes.  Any such purchases are not expected to have a material effect on our liquidity.

Management believes that our ability to generate cash from operations and our borrowing capacity are adequate to fund working capital, capital spending and other cash needs for the next twelve months.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. We believe that the estimates, assumptions and judgments described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. The critical accounting policies used in the preparation of the consolidated financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regard to estimates used. These critical judgments relate to the timing of recognizing sales revenue, the recoverability of deferred income tax assets, pension benefits and future cash flows associated with impairment testing of long-lived assets. Actual results could differ from these estimates and changes in these estimates are recorded when known. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition.  There have been no significant changes in these policies, or the estimates used in the application of the policies, since December 31, 2011.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

As of March 31, 2012, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal year 2012. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are currently evaluating the internal controls over financial reporting related to the premium paper brands and other assets acquired from Wausau in January 2012. Further discussion of this acquisition can be found in Note 3 “Acquisitions” to our condensed consolidated financial statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities:

The following table contains information about our purchases of our equity securities for the three months ended March 31, 2012.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
January 1, 2012 — January 31, 2012	—	$—	—	—
February 1, 2012 — February 29, 2012	210,813	$23.71	—	—
March 1, 2012 — March 31, 2012	1,051	$24.55	—	—

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

May 10, 2012