Form 10-Q
period 2012-06-30
Neenah Paper Inc
filed 2012-08-09
CIK 1296435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 27, 2012, there were approximately 15,795,000 shares of the Company’s common stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$211.7	$182.9	$409.9	$355.6
Cost of products sold	167.9	149.4	324.2	288.9
Gross profit	43.8	33.5	85.7	66.7
Selling, general and administrative expenses	19.1	18.0	38.6	35.0
SERP settlement charge (Note 6)	—		3.5
Acquisition integration costs	1.9	—	4.4	—
Loss on retirement of bonds	0.2	—	0.2	2.4
Other (income) expense - net	0.6	(0.2)	0.8	(1.2)
Operating income	22.0	15.7	38.2	30.5
Interest expense - net	3.5	3.7	7.1	8.2
Income from continuing operations before income taxes	18.5	12.0	31.1	22.3
Provision for income taxes	5.8	4.2	9.5	7.5
Income from continuing operations	12.7	7.8	21.6	14.8
Loss from discontinued operations, net of income taxes	—	—	—	(0.1)
Net income	$12.7	$7.8	$21.6	$14.7

Earnings Per Common Share
Basic
Continuing operations	$0.78	$0.52	$1.34	$0.98
Discontinued operations	—	—	—	(0.01)
	$0.78	$0.52	$1.34	$0.97
Diluted
Continuing operations	$0.77	$0.49	$1.32	$0.94
Discontinued operations	—	—	—	(0.01)
	$0.77	$0.49	$1.32	$0.93

Weighted Average Common Shares Outstanding (in thousands)
Basic	15,809	14,943	15,587	14,899
Diluted	16,099	15,651	15,918	15,597

Cash Dividends Declared Per Share of Common Stock	$0.12	$0.11	$0.24	$0.22

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$12.7	$7.8	$21.6	$14.7
Unrealized foreign currency translation gain (loss)	(12.2)	4.0	(7.0)	15.7
Net gain from pension and other postretirement benefit liabilities	—	0.1	1.1	0.1
Reclassification of amortization of adjustments to pension and other postretirement benefit liabilities recognized in net periodic benefit cost	1.3	0.5	2.5	1.2
SERP settlement charge	—	—	3.5	—
Curtailment loss	—	—	0.3	—
Unreralized gain on “available-for-sale” securities	—	0.1	0.1	0.1
Income (loss) from other comprehensive income items	(10.9)	4.7	0.5	17.1
Provision for income taxes	0.5	0.2	2.9	0.5
Other comprehensive income (loss)	(11.4)	4.5	(2.4)	16.6
Comprehensive income	$1.3	$12.3	$19.2	$31.3

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$1.8	$12.8
Restricted cash	—	7.0
Accounts receivable (less allowances of $2.1 million and $1.9 million)	102.1	71.4
Inventories	105.3	68.8
Income taxes receivable	2.4	1.9
Deferred income taxes	27.4	17.6
Prepaid and other current assets	11.2	14.0
Total Current Assets	250.2	193.5
Property, Plant and Equipment, at cost	580.2	579.2
Less accumulated depreciation	336.2	326.9
Property, plant and equipment—net	244.0	252.3
Deferred Income Taxes	30.9	45.5
Goodwill	39.0	40.5
Intangible Assets—net	34.1	21.9
Other Assets	10.7	11.4
TOTAL ASSETS	$608.9	$565.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Debt payable within one year	$6.5	$21.7
Accounts payable	45.7	30.2
Accrued expenses	50.6	51.6
Total Current Liabilities	102.8	103.5
Long-term Debt	196.3	164.5
Deferred Income Taxes	14.5	16.0
Noncurrent Employee Benefits	106.2	113.0
Other Noncurrent Obligations	1.4	1.4
TOTAL LIABILITIES	421.2	398.4
Contingencies and Legal Matters (Note 10)
TOTAL STOCKHOLDERS’ EQUITY	187.7	166.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$608.9	$565.1

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$21.6	$14.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14.6	15.6
Stock-based compensation	3.0	2.2
Excess tax benefits from stock-based compensation (Note 7)	(4.8)	(0.6)
Deferred income tax provision	5.8	4.3
Inventory acquired in Wausau acquisition (Note 3)	(6.6)	—
SERP payment, net of settlement charge	(3.4)	—
Loss on retirement of bonds	0.2	2.4
Loss on asset dispositions	0.1	—
Increase in working capital	(39.2)	(19.9)
Pension and other postretirement benefits	(1.1)	(3.5)
Other	(0.4)	(0.7)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(10.2)	14.5
INVESTING ACTIVITIES
Capital expenditures	(9.3)	(12.9)
Decrease in restricted cash	7.0	—
Purchase of marketable securities	(0.1)	(3.7)
Purchase of Wausau brands	(14.1)	—
Other	0.1	0.6
NET CASH USED IN INVESTING ACTIVITIES	(16.4)	(16.0)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	45.2	27.8
Debt issuance costs	—	(0.4)
Repayments of long-term debt	(13.3)	(75.9)
Short-term borrowings	1.2	8.1
Repayments of short-term debt	(16.1)	(2.4)
Shares purchased	(6.3)	(0.5)
Proceeds from exercise of stock options	4.1	1.1
Excess tax benefits from stock-based compensation (Note 7)	4.8	0.6
Cash dividends paid	(3.9)	(3.3)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	15.7	(44.9)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(0.1)	0.1
NET DECREASE IN CASH AND CASH EQUIVALENTS	(11.0)	(46.3)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12.8	48.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1.8	$2.0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest expense capitalized	$6.7	$8.5
Cash paid during period for income taxes	$4.3	$1.6
Non-cash investing activities:
Liability for equipment acquired	$2.4	$1.1
Liability related to acquisition of Wausau brands	$0.5	$—

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

On January 31, 2012, the Company purchased certain premium paper brands and other assets from Wausau Paper Mills, LLC, a subsidiary of Wausau Paper Corp. (“Wausau”) for approximately $21 million. See Note 3, “Acquisitions.”

Basis of Consolidation and Presentation

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Management believes that the disclosures made are adequate for a fair presentation of the Company’s results of operations, financial position and cash flows. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of operations, financial position and cash flows for the interim periods presented herein.  The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make extensive use of estimates and assumptions that affect the reported amounts and disclosures.  Actual results may vary from these estimates.

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

Earnings per Share (“EPS”)

The Company computes basic earnings per share (“EPS”) in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC Topic 260”). In accordance with ASC Topic 260, share-based awards with non-forfeitable dividends are classified as participating securities. In calculating basic earnings per share, this method requires net income to be reduced by the amount of dividends declared in the current period for each participating security and by the contractual amount of dividends or other participation payments that are paid or accumulated for the current period. Undistributed earnings for the period are allocated to participating securities based on the contractual participation rights of the security to share in those current earnings assuming all earnings for the period are distributed. Holders of restricted stock and restricted stock units (“RSUs”) have contractual participation rights that are equivalent to those of common stockholders. Therefore, the Company allocates undistributed earnings to restricted stock, RSUs and common stockholders based on their respective ownership percentage, as of the end of the period.

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

Diluted EPS was calculated to give effect to all potentially dilutive non-participating common share equivalents using the “Treasury Stock” method. Outstanding stock options, stock appreciation rights (“SARs”) and certain RSUs with performance conditions represent the only potentially dilutive non-participating security effects on the Company’s weighted-average shares. For the three and six months ended June 30, 2012 approximately 1,045,000 and 1,030,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s common stock for the period the options were outstanding. For the three and six months ended June 30, 2011 approximately 1,340,000 and 1,358,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares.

The following table presents the computation of basic and diluted EPS (dollars in millions except per share amounts, shares in thousands):

Earnings (Loss) Per Basic Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income from continuing operations	$12.7	$7.8	$21.6	$14.8
Distributed and undistributed amounts allocated to participating securities	(0.3)	(0.1)	(0.7)	(0.2)
Income from continuing operations available to common stockholders	12.4	7.7	20.9	14.6
Loss from discontinued operations, net of income taxes	—	—	—	(0.1)
Net income available to common stockholders	$12.4	$7.7	$20.9	$14.5

Weighted-average basic shares outstanding	15,809	14,943	15,587	14,899

Basic
Continuing operations	$0.78	$0.52	$1.34	$0.98
Discontinued operations	—	—	—	(0.01)
	$0.78	$0.52	$1.34	$0.97

Earnings (Loss) Per Diluted Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income from continuing operations	$12.7	$7.8	$21.6	$14.8
Distributed and undistributed amounts allocated to participating securities	(0.3)	(0.1)	(0.6)	(0.2)
Income from continuing operations available to common stockholders	12.4	7.7	21.0	14.6
Loss from discontinued operations, net of income taxes	—	—	—	(0.1)
Net income available to common stockholders	$12.4	$7.7	$21.0	$14.5

Weighted-average basic shares outstanding	15,809	14,943	15,587	14,899
Add: Assumed incremental shares under stock compensation plans	290	708	331	698

Weighted-average diluted shares	16,099	15,651	15,918	15,597

Diluted
Continuing operations	$0.77	$0.49	$1.32	$0.94
Discontinued operations	—	—	—	(0.01)
	$0.77	$0.49	$1.32	$0.93

Fair Value of Financial Instruments

The Company’s investments in marketable securities are accounted for as “available-for-sale securities” in accordance with Accounting Standards Codification (“ASC”) Topic 320, Investments—Debt and Equity Securities (“ASC Topic 320”).  Pursuant to ASC Topic 320, marketable securities are reported at fair value on the condensed consolidated balance sheet and unrealized holding gains and losses are reported in other comprehensive income until realized upon sale. As of June 30, 2012, the cost and fair value of the Company’s marketable securities was $2.4 million and $2.5 million, respectively.  These marketable securities are classified as “Other Assets” on the condensed consolidated balance sheet and will be used for the payment of employee benefits.

Note 2.  Accounting Standard Changes

As of June 30, 2012, no amendments to the ASC had been issued that will have or are reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 3.  Acquisitions

On January 31, 2012, the Company purchased certain premium paper brands and other assets from Wausau. The Company paid approximately $21 million for (i) the premium fine paper brands ASTROBRIGHTS®, ASTROPARCHE® and ROYAL, (ii) exclusive, royalty free and perpetual license rights for a portion of the EXACT® brand specialty business, including Index, Tag and Vellum Bristol, (iii) approximately one month of finished goods inventory and (iv) certain converting equipment used for retail grades.  In addition, the parties entered into a supply agreement under which Wausau will manufacture and supply certain products to the Company during a transition period. The acquisition was financed through the Company’s existing credit facility and cash on hand. The results of the Index, Tag and Vellum Bristol brands are reported in the Other segment from the date of acquisition.  The results of all other brands acquired from Wausau are reported in the Fine Paper segment from the date of acquisition.

The Company accounted for the acquisition of the Wausau brands as an asset purchase.  The Company measured the fair value of the acquired assets in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”) which establishes a framework for measuring fair value. ASC Topic 820 provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC Topic 820 are described below:

Level 1  Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

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

The following table sets forth by level, within the fair value hierarchy, the fair value of the assets acquired from Wausau:

	Acquired Assets at Fair Value
	Level 1	Level 2	Level 3	Total
Amortizable intangible assets
Customer based intangibles	$—	$—	$2.0	$2.0
Trade names and trademarks	—	—	0.2	0.2
Non-amortizable intangible assets
Trade names	—	—	11.5	11.5
Finished goods inventory	—	6.6	—	6.6
Property, plant and equipment	—	—	0.9	0.9

Total assets at fair value	$—	$6.6	$14.6	$21.2

The Company expects to incur approximately $7.0 million in acquisition integration costs.  For the three and six months ended June 30, 2012, the Company incurred $1.9 million and $4.4 million of such costs.

Note 4.  Supplemental Balance Sheet Data

The following presents inventories by major class:

	June 30, 2012	December 31, 2011
Inventories by major class:
Raw materials	$20.6	$17.1
Work in progress	25.8	11.8
Finished goods	71.0	51.6
Supplies and other	2.6	1.7
	120.0	82.2
Adjust FIFO inventories to LIFO cost	(14.7)	(13.4)
Total	$105.3	$68.8

The FIFO values of inventories valued on the LIFO method were $96.6 million and $59.1 million as of June 30, 2012 and December 31, 2011, respectively.

Note 5.  Debt

Long-term debt consisted of the following:

	June 30, 2012	December 31, 2011
Senior Notes (7.375% fixed rate) due November 2014	$148.0	$158.0
Revolving bank credit facility (variable rates) due November 2015	42.8	—
Neenah Germany project financing (3.8% fixed rate) due in 16 equal semi-annual installments ending December 2016	7.0	8.1
Neenah Germany revolving lines of credit (variable rates)	5.0	20.1
Total debt	202.8	186.2
Less: Debt payable within one year	6.5	21.7
Long-term debt	$196.3	$164.5

Unsecured Notes

On June 30, 2012, the Company had $148 million of ten-year 7.375% senior unsecured notes, originally issued on November 30, 2004 (the “Senior Notes”) outstanding.  A description and history of the Senior Notes is as follows:

•                  Original Issuance.  On November 30, 2004, the Company issued $225 million aggregate principal amount of Senior Notes. Interest on the Senior Notes is payable May 15 and November 15 of each year. The Senior Notes are fully and unconditionally guaranteed by substantially all of the Company’s subsidiaries, with the exception of our non-Canadian international subsidiaries.

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

•                  First Early Redemption.  On March 10, 2011, the Company completed an early redemption of $65 million in aggregate principal amount of the Senior Notes (the “First Early Redemption”).  For the six months ended June 30, 2011, the Company recognized a pre-tax loss, including the write-off of related unamortized debt issuance costs, of approximately $2.4 million in connection with the First Early Redemption.

•                  Second Early Redemption. On April 23, 2012, the Company redeemed $10 million in aggregate principal amount of the Senior Notes (the “Second Early Redemption”).  The Second Early Redemption was financed with available secured revolving credit facility borrowings.  For the three and six months ended June 30, 2012, the Company recognized a pre-tax loss, including the write-off of related unamortized debt issuance costs, of approximately $0.2 million in connection with the Second Early Redemption.

•                  Redemption Rights/Open Market Purchases.  During the 12-month period commencing on November 15, 2011 and ending on November 14, 2012, the Company may redeem all or any portion of the Senior Notes at 101.229 percent of the principal amount plus accrued and unpaid interest.  Commencing on or after November 15, 2012, the Company may redeem all or any portion of the Senior Notes at 100 percent of the principal amount plus accrued and unpaid interest.  From time-to-time, the Company may either redeem or repurchase on the open market its Senior Notes.  The Company’s ability to either redeem or repurchase its Senior Notes is limited under the terms of its amended credit agreement.

Secured Revolving Credit Facility

As of June 30, 2012, the Company had a $95 million secured revolving credit facility (the “Revolver”) pursuant to its amended credit agreement dated as amended on November 16, 2011 (the “Amended Credit Agreement”). As of June 30, 2012, the weighted-average interest rate on outstanding Revolver borrowings was 2.9 percent per annum.  Borrowing availability under the Revolver is reduced by outstanding letters of credit and reserves for certain other items as defined in the Amended Credit Agreement. As of June 30, 2012, the Company had $42.8 million of Revolver borrowings outstanding, approximately $0.8 million of outstanding letters of credit and other items, and $51.4 million of available credit under the Revolver.

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

•                  Terms, Covenants and Events of Default.  The Amended Credit Agreement contains terms, covenants and events of default with which the Company must comply, which the Company believes are ordinary and standard for agreements of this nature.  Among other things, such covenants restrict the Company’s ability to incur certain additional debt, make specified restricted payments, authorize or issue capital stock, enter into transactions with affiliates, consolidate or merge with or acquire another business, sell certain of its assets, or dissolve or wind up.  In addition, if borrowing availability under the Amended Credit Agreement is less than $20 million, the Company would be required to achieve a fixed charge coverage ratio (as defined in the Amended Credit Agreement) of not less than 1.1 to 1.0 for the preceding 12-month period, tested as of the end of such quarter.  As of June 30, 2012, borrowing availability under the Amended Credit Agreement was $51.4 million and the Company was not required to comply with the fixed charge coverage ratio.  The Company’s ability to pay cash dividends on its common stock is limited under the terms of both the Amended Credit Agreement and the Senior Notes. At June 30, 2012, under the most restrictive terms of these agreements, the Company’s ability to pay cash dividends on its common stock is limited to a total of $8 million in a 12-month period.

•                  Stock Repurchases.  The Amended Credit Agreement allows the Company to repurchase (1) up to $15 million of its own stock on or before December 31, 2012, and (2) up to an additional $10 million of its stock annually thereafter during the term of the Amended Credit Agreement, subject to the terms and conditions contained in the Amended Credit Agreement.

Other Debt

German Project Financing

German Loan Agreement.  In December 2006, Neenah Germany entered into a 10-year agreement with HypoVereinsbank and IKB Deutsche Industriebank AG to provide €10.0 million of project financing (the “German Loan Agreement”). As of June 30, 2012, €5.6 million ($7.0 million, based on exchange rates at June 30, 2012) was outstanding under the German Loan Agreement.

German Lines of Credit

HypoVereinsbank Line of Credit.  Neenah Germany has a revolving line of credit with HypoVereinsbank (the “HypoVereinsbank Line of Credit”) that provides for borrowings of up to €15 million for general corporate purposes. As of December 31, 2011, the weighted-average interest rate on outstanding HypoVereinsbank Line of Credit borrowings was 3.8 percent per annum. As of June 30, 2012, no amounts were outstanding under the HypoVereinsbank Line of Credit and €15.0 million ($18.7 million, based on exchange rates at June 30, 2012) of credit was available.

Commerzbank Line of Credit.  In January 2011, Neenah Germany entered into an agreement with Commerzbank AG (“Commerzbank”) to provide up to €3.0 million of unsecured revolving credit borrowings for general corporate purposes (the “Commerzbank Line of Credit”).  In February 2012, the Company and Commerzbank amended the Commerzbank Line of Credit to provide up to €5.0 million of unsecured revolving credit borrowings.  As of June 30, 2012 and December 31, 2011, the weighted average interest rate on Commerzbank Line of Credit borrowings was 3.5 percent and 3.6 percent per annum, respectively. As of June 30, 2012, €4.0 million ($5.0 million, based on exchange rates at June 30, 2012) was outstanding under the Commerzbank Line of Credit and €1.0 million ($1.3 million, based on exchanges rates at June 30, 2012) of credit was available.

Restrictions under German Credit Facilities

Neenah Germany’s ability to pay dividends or transfer funds to the Company is limited under the terms of both the HypoVereinsbank and Commerzbank lines of credit, to not exceed certain limits defined in the agreements without approval from the lenders or repayment of the amount outstanding under the lines of credit. In addition, the terms of the HypoVereinsbank and Commerzbank lines of credit require Neenah Germany to maintain a ratio of stockholder’s equity to total assets equal to or greater than 45 percent.  The Company was in compliance with all provisions of the HypoVereinsbank and Commerzbank lines of credit as of June 30, 2012.

Note 6.  Pension and Other Postretirement Benefits

Pension Plans

Substantially all active employees of the Company’s U.S. operations participate in defined benefit pension plans and/or defined contribution retirement plans. Neenah Germany has defined benefit plans designed to provide a monthly pension upon retirement for substantially all its employees in Germany. In addition, the Company maintains a Supplemental Executive Retirement Plan (the “SERP”) which is a non-qualified defined benefit plan. The Company provides benefits under the SERP to the extent necessary to fulfill the intent of its defined benefit retirement plans without regard to the limitations set by the Internal Revenue Code on qualified defined benefit plans.

For the six months ended June 30, 2012, SERP benefit payments of $7.0 million exceeded the sum of expected service cost and interest costs for the plan for calendar 2012. In accordance with ASC Topic 715, Compensation — Retirement Benefits (“ASC Topic 715”), the Company remeasured the liabilities of the SERP as of January 1, 2012 and recognized a settlement charge of $3.5 million.

The following table presents the components of net periodic benefit cost:

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended June 30,
	2012	2011	2012	2011
Service cost	$1.1	$1.0	$0.4	$0.5
Interest cost	3.6	3.7	0.5	0.6
Expected return on plan assets (a)	(3.8)	(3.7)	—	—
Recognized net actuarial loss	1.1	0.4	0.1	—
Amortization of prior service cost	—	—	0.1	0.1

Net periodic benefit cost	$2.0	$1.4	$1.1	$1.2

	Pension Benefits		Postretirement Benefits Other than Pensions
	Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$2.3	$2.0	$0.9	$0.9
Interest cost	7.1	7.3	1.0	1.2
Expected return on plan assets (a)	(7.6)	(7.5)	—	—
Recognized net actuarial loss	2.1	0.8	0.2	0.1
Amortization of prior service cost	0.1	0.1	0.1	0.2
SERP settlement charge	3.5	—	—	—
Curtailment loss	—	—	0.3	—
Net periodic benefit cost	$7.5	$2.7	$2.5	$2.4

(a)         The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

The Company expects to make aggregate contributions to qualified defined benefit pension trusts and pay pension benefits for unfunded pension plans of approximately $20 million (based on exchange rates at June 30, 2012) in calendar 2012.  For the six months ended June 30, 2012, the Company made approximately $12.8 million of such payments.

Note 7.  Stock Compensation Plan

The Company reserved 3,500,000 shares of $0.01 par value common stock (“Common Stock”) for issuance under the 2004 Omnibus Stock and Incentive Plan (the “Omnibus Plan”).  As of June 30, 2012, approximately 765,000 shares of Common Stock were reserved for future issuance under the Omnibus Plan.

Valuation and Expense Information

Substantially all stock-based compensation expense is recorded in selling, general and administrative expenses on the condensed consolidated statements of operations.  The following table summarizes stock-based compensation expense and related income tax benefits.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock-based compensation expense	$1.4	$1.2	$3.0	$2.2
Income tax benefit	(0.6)	(0.4)	(1.2)	(0.8)
Stock-based compensation, net of income tax benefit	$0.8	$0.8	$1.8	$1.4

The following table summarizes total compensation costs related to the Company’s equity awards and amounts recognized in the six months ended June 30, 2012.

	Stock Options	Restricted Stock
Unrecognized compensation cost — December 31, 2011	$0.8	$2.4
Grant date fair value of current year grants	2.5	4.3
Compensation expense recognized	(0.9)	(2.1)
Estimated forfeitures for awards granted in prior years	—	0.1
Unrecognized compensation cost — June 30, 2012	$2.4	$4.7

Expected amortization period (in years)	3.4	2.0

Stock Options and SARs

During the six months ended June 30, 2012, the Company awarded nonqualified stock options to Long-Term Compensation Plan (the “LTCP”) participants to purchase approximately 96,000 shares of Common Stock (subject to forfeiture due to termination of employment and other conditions). In addition, the Company awarded to a non-employee member of the Board of Directors (the “Board of Directors”) nonqualified stock options to purchase 1,570 shares of Common Stock. For the six months ended June 30, 2012, the weighted-average exercise price of such nonqualified stock option awards was $24.14 per share. The weighted-average grant date fair value for stock options granted during the six months ended June 30, 2012 was $10.83 per share and was estimated using the Black-Scholes option valuation model with the following assumptions:

Six Months Ended June 30, 2012
Expected term in years	4.9
Risk free interest rate	1.1%
Volatility	61.8%
Dividend yield	2.0%

Volatility and the expected term were estimated by reference to the historical stock price performance of the Company and historical data for the Company’s stock option awards, respectively. The risk-free interest rate was based on the yield on U.S. Treasury bonds with a remaining term approximately equal to the expected term of the stock option awards. Forfeitures were estimated at the date of grant.

During the six months ended June 30, 2012, the Company awarded nonqualified stock options to its President and Chief Operating Officer to purchase 125,000 shares of Common Stock (subject to forfeiture due to termination of employment and other conditions). The exercise price of such nonqualified stock option awards was $24.09 per share and the options expire in ten years. If certain absolute total return to shareholder targets are achieved, 25 percent of the options will vest on December 31, 2014, 50 percent will vest on December 31, 2015 and 100 percent will vest on December 31, 2016. Any unvested shares as of December 31, 2016 will be forfeited. The grant date fair value of such stock options was $11.61 per share and was estimated using a “Monte-Carlo” simulation valuation model.

For the three and six months ended June 30, 2012, the aggregate pre-tax intrinsic value of stock options and SARs exercised was approximately $0.2 million and $3.5 million, respectively. For the three and six months ended June 30, 2011, the aggregate pre-tax intrinsic value of stock options exercised was approximately $1.1 million and $1.4 million, respectively. The aggregate intrinsic value of approximately 1,365,000 stock options and SARs that were exercisable at June 30, 2012 was $6.6 million. The aggregate intrinsic value of approximately 1,660,000 stock options and SARs that were exercisable at December 31, 2011 was $4.7 million.

The aggregate grant date fair value of approximately 180,000 stock options and SARs that vested during the six months ended June 30, 2012, was $0.9 million. As of June 30, 2012, certain participants met age and service requirements that allowed their stock options and SARs to qualify for accelerated vesting upon retirement. As of June 30, 2012, such LTCP participants held options to purchase approximately 85,000 shares of common stock that would have been exercisable if they had retired as of such date. The aggregate grant date fair value of options subject to accelerated vesting was $0.6 million. Stock options subject to accelerated vesting for expense recognition become exercisable according to the contract terms of the stock-based awards.

As of June 30, 2012, the weighted-average grant date fair value and aggregate intrinsic value of 1,790,000 stock options and SARs that were vested or expected to vest was $9.38 per share and $9.7 million, respectively. As of December 31, 2011, the weighted-average grant date fair value and aggregate intrinsic value of 2,035,000 stock options and SARs that were vested or expected to vest was $9.03 per share and $8.1 million, respectively.

As of June 30, 2012, the Company had approximately 435,000 unvested stock options with a weighted-average grant date fair value of $8.52 per share. As of December 31, 2011, approximately 395,000 unvested stock options were outstanding with a weighted-average grant date fair value of $5.25 per share.

Performance Units

For the six months ended June 30, 2012, the Company granted target awards of 103,000 Performance Units to LTCP participants. The measurement period for the Performance Units is January 1, 2012 through December 31, 2012. The Performance Units vest on December 31, 2014. Common Stock equal to not less than 40 percent and not more 200 percent of the Performance Unit target will be awarded based on the Company’s return on invested capital, consolidated revenue growth, the percentage of consolidated free cash flow to revenue and total return to shareholders relative to the companies in the Russell 2000® Value small cap index. As of June 30, 2012, the Company expects that Common Stock equal to 175 percent of the Performance Unit targets will be earned. The market price on the date of grant for the Performance Units was $23.09 per share. Based on the expected achievement of performance targets, the Company is recognizing stock-based compensation expense pro-rata over the vesting term of the Performance Units.

RSUs

During the six months ended June 30, 2012, the Company awarded 12,025 RSUs to the Board of Directors (the “Director Awards”).  The weighted average grant date fair value of the Director Awards was $27.05 per share and the awards vest one year from the date of grant. During the vesting period, the holders of Director Awards are entitled to dividends, but the shares do not have voting rights and are forfeited in the event the holder is no longer a member of the Board of Directors. In addition, the Company issued 449 RSUs in lieu of dividends on RSUs held by non-U.S. employees and a member of the Board of Directors. For the six months ended June 30, 2012, the aggregate intrinsic value of 635,000 RSUs that vested was $15.0 million.

Excess Tax Benefits

The Company accounts for stock-based compensation pursuant to the fair value recognition provisions of ASC Topic 718, Compensation—Stock Compensation (“ASC Topic 718”).  ASC Topic 718 requires the reporting of excess tax benefits related to the exercise or vesting of stock-based awards as cash provided by financing activities.  Excess tax benefits represent the difference between the tax deduction the Company will receive on its tax return for compensation recognized by employees upon the vesting or exercise of stock-based awards and the tax benefit recognized for the grant date fair value of such awards.  Excess tax benefits are a non-cash item and therefore a reduction in cash flow from operations is recorded to offset the amount of excess tax benefits reported in cash flows from financing activities. For the six months ended June 30, 2012 and 2011, the Company recognized excess tax benefits related to the exercise or vesting of stock-based awards of $4.8 million and $0.6 million, respectively.

Note 8.  Goodwill and Other Intangible Assets

The following table presents changes in the carrying amount of goodwill for the six months ended June 30, 2012.  All such goodwill is reported in the Technical Products segment.

	Gross Amount	Cumulative Impairment Losses	Net
Balance at December 31, 2012	$89.1	$(48.6)	$40.5
Foreign currency translation	(3.3)	1.8	(1.5)

Balance at June 30, 2012	$85.8	$(46.8)	$39.0

The following table presents the gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization.

	June 30, 2012		December 31, 2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets
Customer based intangibles	$15.6	$(5.3)	$14.1	$(5.0)
Trade names and trademarks	5.3	(2.9)	5.4	(2.8)
Acquired technology	1.0	(0.6)	1.0	(0.5)
Total	21.9	(8.8)	20.5	(8.3)
Unamortizable intangible assets:
Trade names	21.0	—	9.7	—

Total	$42.9	$(8.8)	$30.2	$(8.3)

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

Note 9.  Stockholders’ Equity

Common Stock

The Company has authorized 100 million shares of Common Stock. Holders of the Company’s Common Stock are entitled to one vote per share. As of June 30, 2012 and December 31, 2011, the Company had 15,795,521 and 15,593,506 shares of Common Stock outstanding, respectively.

On May 17, 2012, the Company announced that its Board of Directors authorized a program that would allow the Company to repurchase up to $10 million of its outstanding Common Stock (the “Stock Purchase Plan”). Purchases by the Company under the Stock Purchase Plan will be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. The Stock Purchase Plan does not require the Company to purchase any specific number of shares and may be suspended or discontinued at any time.

The Company expects to fund the Stock Purchase Plan using cash on hand or Revolver borrowings. For the six months ended June 30, 2012, the Company purchased approximately 47,000 shares of Common Stock at an aggregate cost of $1.2 million.

For the six months ended June 30, 2012 and 2011, the Company acquired 213,000 and 25,000 shares of Common Stock, respectively, at a cost of approximately $5.1 million and $0.5 million, respectively, for shares surrendered by employees to pay taxes due on vested restricted stock awards.

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

US Tax Audit — Tax Years 2007 and 2008

In December 2010, the IRS issued a Revenue Agent’s Report for the 2007 and 2008 tax years. In January 2011, the Company submitted a protest to the Appeals Division of the IRS with respect to certain unresolved issues which involve a proposed IRS adjustment with respect to dual consolidated losses (“DCLs”) and the recapture of net operating losses emanating from the Company’s former Canadian operations. The Company’s protest asserts that the IRS made several errors in its assessment of the DCL rules and, as such, the proposed adjustment is erroneous. The initial administrative hearing on this matter was held in March 2012. As of June 30, 2012 and December 31, 2011, no amounts were reserved related to these issues. Management intends to vigorously contest this proposed adjustment, however, the outcome is uncertain and, should the Company not prevail, the outcome could have a material effect on the Company’s results of operations, cash flows and financial position. Although it is reasonably possible that these matters could be resolved in our favor during the next 12 months, the timing is uncertain. We believe it is remote that our liability for unrecognized tax benefits related to these matters will significantly increase within the next 12 months.

German Tax Audit — Tax Years 2006 to 2007

In November 2010, the Company received a tax examination report from the German tax authorities challenging certain interest expense deductions claimed on the Company’s tax returns for the years 2006 and 2007. The Company is indemnified by FiberMark, Inc. for any tax liabilities arising from the operations of Neenah Germany prior to October 2006. In August 2011, the Company received tax assessments totaling €3.7 million from the German tax authorities and submitted an appeal challenging these assessments. As of June 30, 2012, the German tax authorities had not rendered a decision on the Company’s appeal. The Company believes that the finding in the report is improper and will be rejected on appeal. As of June 30, 2012 and December 31, 2011, no amounts were reserved related to these issues. Management intends to vigorously contest the finding in the report, however, the outcome is uncertain and, should the Company not prevail, the outcome could have a material effect on the Company’s results of operations, cash flows and financial position. Although it is reasonably possible that these matters could be resolved in our favor during the next 12 months, the timing is uncertain. We believe it is remote that our liability for unrecognized tax benefits related to these matters will significantly increase within the next 12 months.

In November 2011, the Company paid €1.5 million and in January 2012 paid an additional €0.3 million against the tax assessments. Consistent with the Company’s conclusion to not recognize a liability related to the tax assessments, the Company reflected these payments, and accrued interest thereon, as assets ($2.4 million in “Income taxes receivable” on the consolidated balance sheet as of June 30, 2012). In January 2012, the Company provided certain additional information requested by the German tax authorities. Pending the German tax authorities consideration of such additional information, the Company does not anticipate that additional payments will be required. As of June 30, 2012, the Company believes it is more likely than not that it will prevail on this appeal and all amounts paid, plus accrued interest, will be refunded.

Employees and Labor Relations

Hourly employees at the Whiting, Neenah, Munising and Appleton paper mills are represented by the United Steelworkers Union (the “USW”). The collective bargaining agreements between the Whiting, Neenah, Munising and Appleton paper mills and the USW expire on January 31, 2013, June 30, 2013, July 14, 2013 and May 31, 2014, respectively. Separately, the Whiting, Neenah, Munising and Appleton paper mills have bargained jointly with the union on pension matters. The agreement on pension matters expires in September 2019.

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

As of June 30, 2012, approximately 360 hourly employees in the United States were covered by collective bargaining agreements that have expired or will expire within the next 12-months. Under German law, union membership is voluntary and does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement with the IG BCE that expires in May 2013 cannot be determined. The Company believes it has satisfactory relations with its employees covered by such collective bargaining agreements.

Note 11.  Business Segment Information

The Company reports its operations in three segments: Technical Products, Fine Paper and Other. The technical products business is an international producer of filtration media; durable, saturated and coated substrates for a variety of end uses. The fine paper business is a producer of premium writing, text, cover and specialty papers.  The other segment includes the Index, Tag and Vellum Bristol brands. Each segment employs different technologies and marketing strategies.  Disclosure of segment information is on the same basis that management uses internally for evaluating segment performance and allocating resources.  Transactions between segments are eliminated in consolidation. The costs of shared services, and other administrative functions managed on a common basis, are allocated to the segments based on usage, where possible, or other factors based on the nature of the activity.  General corporate expenses that do not directly support the operations of the business segments are shown as Unallocated corporate costs.

The following table summarizes the net sales, operating income and total assets for each of the Company’s business segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales
Technical Products	$106.9	$114.4	$212.9	$219.8
Fine Paper	96.3	68.5	182.7	135.8
Other	8.5	—	14.3	—
Consolidated	$211.7	$182.9	$409.9	$355.6

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating income
Technical Products	$12.3	$9.8	$24.8	$20.3
Fine Paper	13.3	10.0	24.1	20.5
Other	0.6	—	1.3	—
Unallocated corporate costs	(4.2)	(4.1)	(12.0)	(10.3)
Consolidated	$22.0	$15.7	$38.2	$30.5

	June 30, 2012	December 31, 2011
Total Assets
Technical Products	$340.0	$336.3
Fine Paper	213.8	162.2
Corporate and other	55.1	66.6
Total	$608.9	$565.1

Note 12.  Condensed Consolidating Financial Information

Neenah Paper Company of Canada, Neenah Paper Michigan, Inc.; NPCC Holding Company, LLC; Neenah Paper FVC, Inc.; Neenah Paper FR, LLC; Neenah Paper International, LLC and Neenah Paper International Holding Company, LLC (the “Guarantor Subsidiaries”) guarantee the Company’s Senior Notes. The Guarantor Subsidiaries are 100 percent owned by the Company and all guarantees are full and unconditional.  The following condensed consolidating financial information is presented in lieu of consolidated financial statements for the Guarantor Subsidiaries as of June 30, 2012 and December 31, 2011 and for the three months ended June 30, 2012 and 2011.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2012

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$104.6	$36.5	$70.6	$—	$211.7
Cost of products sold	80.9	28.0	59.0	—	167.9
Gross profit	23.7	8.5	11.6	—	43.8
Selling, general and administrative expenses	11.7	2.7	4.7	—	19.1
Acquisition integration costs	1.9	—	—	—	1.9
Loss on retirement of bonds	0.2	—	—	—	0.2
Other expense - net	0.1	0.3	0.2	—	0.6
Operating income	9.8	5.5	6.7	—	22.0
Equity in earnings of subsidiaries	(9.3)	—	—	9.3	—
Interest expense-net	3.4	—	0.1	—	3.5
Income from continuing operations before income taxes	15.7	5.5	6.6	(9.3)	18.5
Provision for income taxes	3.0	1.9	0.9	—	5.8
Net income	$12.7	$3.6	$5.7	$(9.3)	$12.7

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2011

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$67.8	$40.7	$74.4	$—	$182.9
Cost of products sold	51.6	32.3	65.5	—	149.4
Gross profit	16.2	8.4	8.9	—	33.5
Selling, general and administrative expenses	10.9	2.8	4.3	—	18.0
Other (income) expense - net	(0.1)	0.1	(0.2)	—	(0.2)
Operating income	5.4	5.5	4.8	—	15.7
Equity in earnings of subsidiaries	(7.0)	—	—	7.0	—
Interest expense-net	3.3	0.1	0.3	—	3.7
Income from continuing operations before income taxes	9.1	5.4	4.5	(7.0)	12.0
Provision for income taxes	1.3	2.2	0.7	—	4.2
Net income	$7.8	$3.2	$3.8	$(7.0)	$7.8

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2012

	Neenah Paper,Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$196.8	$71.7	$141.4	$—	$409.9
Cost of products sold	151.5	56.2	116.5	—	324.2
Gross profit	45.3	15.5	24.9	—	85.7
Selling, general and administrative expenses	23.5	5.6	9.5	—	38.6
SERP settlement charge	3.5	—	—	—	3.5
Acquisition integration costs	4.4	—	—	—	4.4
Loss on retirement of bonds	0.2	—	—	—	0.2
Other expense - net	0.1	0.6	0.1	—	0.8
Operating income	13.6	9.3	15.3	—	38.2
Equity in earnings of subsidiaries	(18.6)	—	—	18.6	—
Interest expense-net	6.7	—	0.4	—	7.1
Income from continuing operations before income taxes	25.5	9.3	14.9	(18.6)	31.1
Provision for income taxes	3.9	3.2	2.4	—	9.5
Net income	$21.6	$6.1	$12.5	$(18.6)	$21.6

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2011

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$134.9	$76.4	$144.3	$—	$355.6
Cost of products sold	102.1	60.8	126.0	—	288.9
Gross profit	32.8	15.6	18.3	—	66.7
Selling, general and administrative expenses	21.5	5.6	7.9	—	35.0
Loss on retirement of bonds	2.4	—	—	—	2.4
Other (income) expense - net	(0.3)	0.2	(1.1)	—	(1.2)
Operating income	9.2	9.8	11.5	—	30.5
Equity in earnings of subsidiaries	(15.7)	—	—	15.7	—
Interest expense-net	7.6	0.1	0.5	—	8.2
Income from continuing operations before income taxes	17.3	9.7	11.0	(15.7)	22.3
Provision for income taxes	2.6	3.8	1.1	—	7.5
Income from continuing operations	14.7	5.9	9.9	(15.7)	14.8
Loss from discontinued operations, net of income taxes	—	(0.1)	—	—	(0.1)
Net income	$14.7	$5.8	$9.9	$(15.7)	$14.7

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2012

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net income	$12.7	$3.6	$5.7	$(9.3)	$12.7
Unrealized foreign currency translation gain (loss)	—	0.1	(12.3)	—	(12.2)
Reclassification of amortization of adjustments to pension and other postretirement benefit liabilities recognized in net periodic benefit cost	0.5	0.8	—	—	1.3
Income (loss) from other comprehensive income items	0.5	0.9	(12.3)	—	(10.9)
Provision for income taxes	0.2	0.3	—	—	0.5
Other comprehensive income (loss)	0.3	0.6	(12.3)	—	(11.4)
Comprehensive income (loss)	$13.0	$4.2	$(6.6)	$(9.3)	$1.3

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2011

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net income	$7.8	$3.2	$3.8	$(7.0)	$7.8
Unrealized foreign currency translation gain	—	—	4.0	—	4.0
Net gain from pension and other postretirement benefit liabilities	0.1	—	—	—	0.1
Reclassification of amortization of adjustments to pension and other postretirement benefit liabilities recognized in net periodic benefit cost	0.2	0.3	—	—	0.5
Unrealized gain on “available-for-sale” securities	0.1	—	—	—	0.1
Income from other comprehensive income items	0.4	0.3	4.0	—	4.7
Provision for income taxes	0.1	0.1	—	—	0.2
Other comprehensive income	0.3	0.2	4.0	—	4.5
Comprehensive income	$8.1	$3.4	$7.8	$(7.0)	$12.3

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2012

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net income	$21.6	$6.1	$12.5	$(18.6)	$21.6
Unrealized foreign currency translation loss	—	—	(7.0)	—	(7.0)
Net gain (loss) from adjustments to pension and other postretirement benefit liabilities	5.3	(4.2)	—	—	1.1
Reclassification of amortization of adjustments to pension and other postretirement benefit liabilities recognized in net periodic benefit cost	1.0	1.5	—	—	2.5
SERP settlement charge	3.5	—	—	—	3.5
Curtailment loss	0.2	0.1	—	—	0.3
Unrealized gain on “available-for-sale” securities	0.1	—	—	—	0.1
Income (loss) from other comprehensive income items	10.1	(2.6)	(7.0)	—	0.5
Provision (benefit) for income taxes	3.9	(1.0)	—	—	2.9
Other comprehensive income (loss)	6.2	(1.6)	(7.0)	—	(2.4)
Comprehensive income	$27.8	$4.5	$5.5	$(18.6)	$19.2

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2011

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net income	$14.7	$5.8	$9.9	$(15.7)	$14.7
Unrealized foreign currency translation gain (loss)	—	(0.1)	15.8	—	15.7
Net gain from pension and other postretirement benefit liabilities	0.1	—	—	—	0.1
Reclassification of amortization of adjustments to pension and other postretirement benefit liabilities recognized in net periodic benefit cost	0.7	0.5	—	—	1.2
Unrealized gain on “available-for-sale” securities	0.1	—	—	—	0.1
Income from other comprehensive income items	0.9	0.4	15.8	—	17.1
Provision for income taxes	0.3	0.2	—	—	0.5
Other comprehensive income	0.6	0.2	15.8	—	16.6
Comprehensive income	$15.3	$6.0	$25.7	$(15.7)	$31.3

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2012

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

ASSETS
Current assets
Cash and cash equivalents	$(1.6)	$2.4	$1.0	$—	$1.8
Accounts receivable, net	43.6	19.6	38.9	—	102.1
Inventories	63.0	15.0	27.3	—	105.3
Income taxes receivable	—	—	2.4	—	2.4
Deferred income taxes	24.7	2.3	0.4	—	27.4
Intercompany amounts receivable	18.8	43.5	—	(62.3)	—
Prepaid and other current assets	4.9	1.5	4.8	—	11.2
Total current assets	153.4	84.3	74.8	(62.3)	250.2
Property, plant and equipment, at cost	274.4	102.3	203.5	—	580.2
Less accumulated depreciation	202.8	68.5	64.9	—	336.2
Property, plant and equipment — net	71.6	33.8	138.6	—	244.0
Investments In Subsidiaries	238.1	—	—	(238.1)	—
Deferred Income Taxes	25.5	5.4	—	—	30.9
Goodwill	—	—	39.0	—	39.0
Intangible Assets—net	16.4	—	17.7	—	34.1
Other Assets	5.4	0.1	5.2	—	10.7
TOTAL ASSETS	$510.4	$123.6	$275.3	$(300.4)	$608.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$—	$—	$6.5	$—	$6.5
Accounts payable	28.0	6.5	11.2	—	45.7
Intercompany amounts payable	43.5	18.7	0.1	(62.3)	—
Accrued expenses	27.6	8.3	14.7	—	50.6
Total current liabilities	99.1	33.5	32.5	(62.3)	102.8
Long-term Debt	190.8	—	5.5	—	196.3
Deferred Income Taxes	—	—	14.5	—	14.5
Noncurrent Employee Benefits and Other	32.8	38.8	36.0	—	107.6
TOTAL LIABILITIES	322.7	72.3	88.5	(62.3)	421.2
STOCKHOLDERS’ EQUITY	187.7	51.3	186.8	(238.1)	187.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$510.4	$123.6	$275.3	$(300.4)	$608.9

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2011

	Neenah Paper, Inc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

ASSETS
Current assets
Cash and cash equivalents	$9.7	$2.0	$1.1	$—	$12.8
Restricted cash	7.0	—	—	—	7.0
Accounts receivable, net	22.9	18.1	30.4	—	71.4
Inventories	33.4	9.4	26.0	—	68.8
Income taxes receivable	—	—	1.9	—	1.9
Deferred income taxes	15.4	2.2	—	—	17.6
Intercompany amounts receivable	18.1	42.4	—	(60.5)	—
Prepaids and othe current assets	5.6	2.0	6.4	—	14.0
Total current assets	112.1	76.1	65.8	(60.5)	193.5
Property, plant and equipment at cost	269.2	100.4	209.6	—	579.2
Less accumulated depreciation	198.5	66.8	61.6	—	326.9
Property, plant and equipment — net	70.7	33.6	148.0	—	252.3
Investments in subsidiaries	225.0	—	—	(225.0)	—
Deferred Income Taxes	38.7	6.8	—	—	45.5
Goodwill	—	—	40.5	—	40.5
Intangible assets — net	2.8	—	19.1	—	21.9
Other Assets	5.8	0.1	5.5	—	11.4
TOTAL ASSETS	$455.1	$116.6	$278.9	$(285.5)	$565.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$—	$—	$21.7	$—	$21.7
Accounts payable	16.0	6.6	7.6	—	30.2
Intercompany amounts payable	42.4	18.1	—	(60.5)	—
Accrued expenses	32.4	7.5	11.7	—	51.6
Total current liabilities	90.8	32.2	41.0	(60.5)	103.5
Long-term Debt	158.0	—	6.5	—	164.5
Deferred Income Taxes	—	—	16.0	—	16.0
Noncurrent Employee Benefits and Other Obligations	39.6	37.7	37.1	—	114.4
TOTAL LIABILITIES	288.4	69.9	100.6	(60.5)	398.4
STOCKHOLDERS’ EQUITY	166.7	46.7	178.3	(225.0)	166.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$455.1	$116.6	$278.9	$(285.5)	$565.1

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2012

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income	$21.6	$6.1	$12.5	$(18.6)	$21.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	6.0	2.1	6.5	—	14.6
Stock-based compensation	1.1	—	1.9	—	3.0
Excess tax benefit from stock-based compensation	(4.8)	—	—	—	(4.8)
Deferred income tax provision (benefit)	4.2	2.9	(1.3)	—	5.8
Inventory acquired in Wausau acquisition	(6.6)	—	—	—	(6.6)
SERP payment, net of settlement charge	(3.4)	—	—	—	(3.4)
Loss on retirement of bonds	0.2	—	—	—	0.2
Loss on asset dispositions	0.1	—	—	—	0.1
Increase in working capital	(29.2)	(5.9)	(4.1)	—	(39.2)
Equity in earnings of subsidiaries	(18.6)	—	—	18.6	—
Pension and other postretirement benefits	(2.6)	1.2	0.3	—	(1.1)
Other	—	(0.5)	0.1	—	(0.4)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(32.0)	5.9	15.9	—	(10.2)
INVESTING ACTIVITIES
Capital expenditures	(5.4)	(2.2)	(1.7)	—	(9.3)
Decrease in restricted cash	7.0	—	—	—	7.0
Purchase of marketable securities	(0.1)	—	—	—	(0.1)
Purchase of Wausau brands	(14.1)	—	—	—	(14.1)
Other	(0.1)	—	0.2	—	0.1
NET CASH USED IN INVESTING ACTIVITIES	(12.7)	(2.2)	(1.5)	—	(16.4)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	45.2	—	—	—	45.2
Repayments of long-term debt	(12.5)	—	(0.8)	—	(13.3)
Short-term borrowings	—	—	1.2	—	1.2
Repayments of short-term debt	—	—	(16.1)	—	(16.1)
Shares purchased	(6.3)	—	—	—	(6.3)
Proceeds from exercise of stock options	4.1	—	—	—	4.1
Excess tax benefit from stock-based compensation	4.8	—	—	—	4.8
Cash dividends paid	(3.9)	—	—	—	(3.9)
Intercompany transfers - net	2.0	(3.3)	1.3	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	33.4	(3.3)	(14.4)	—	15.7
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(0.1)	—	(0.1)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11.3)	0.4	(0.1)	—	(11.0)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9.7	2.0	1.1	—	12.8
CASH AND CASH EQUIVALENTS, END OF PERIOD	$(1.6)	$2.4	$1.0	$—	$1.8

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2011

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income	$14.7	$5.8	$9.9	$(15.7)	$14.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6.1	2.1	7.4	—	15.6
Stock-based compensation	2.1	—	0.1	—	2.2
Excess tax benefit from stock-based compensation	(0.6)	—	—	—	(0.6)
Deferred income tax provision (benefit)	2.5	3.4	(1.6)	—	4.3
Loss on retirement of bonds	2.4	—	—	—	2.4
Increase in working capital	(6.7)	(5.7)	(7.5)	—	(19.9)
Equity in earnings of subsidiaries	(15.7)	—	—	15.7	—
Pension and other postretirement benefits	(1.1)	(2.8)	0.4	—	(3.5)
Other	(0.1)	(0.5)	(0.1)	—	(0.7)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3.6	2.3	8.6	—	14.5
INVESTING ACTIVITIES
Capital expenditures	(2.9)	(1.2)	(8.8)	—	(12.9)
Purchase of marketable securities	(3.7)	—	—	—	(3.7)
Other	(0.1)	0.1	0.6	—	0.6
NET CASH USED IN INVESTING ACTIVITIES	(6.7)	(1.1)	(8.2)	—	(16.0)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	27.8	—	—	—	27.8
Debt issuance costs	(0.4)	—	—	—	(0.4)
Repayments of long-term debt	(75.0)	—	(0.9)	—	(75.9)
Short-term borrowings	—	—	8.1	—	8.1
Repayments of short-term debt	—	—	(2.4)	—	(2.4)
Shares purchased	(0.5)	—	—	—	(0.5)
Proceeds from exercise of stock options	1.1	—	—	—	1.1
Excess tax benefit from stock-based compensation	0.6	—	—	—	0.6
Cash dividends paid	(3.3)	—	—	—	(3.3)
Intercompany transfers - net	7.3	(1.4)	(5.9)	—	—
NET CASH USED IN FINANCING ACTIVITIES	(42.4)	(1.4)	(1.1)	—	(44.9)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	0.1	—	0.1
NET DECREASE IN CASH AND CASH EQUIVALENTS	(45.5)	(0.2)	(0.6)	—	(46.3)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	45.0	2.4	0.9	—	48.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$(0.5)	$2.2	$0.3	$—	$2.0

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our financial position as of June 30, 2012 and our results of operations for the three and six months ended June 30, 2012 and 2011. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” “Neenah” or the “Company” are intended to mean Neenah Paper, Inc. and its consolidated subsidiaries. (Tabular amounts in millions, except as noted)

Executive Summary

On January 31, 2012, we purchased certain premium paper brands and other assets from Wausau. We paid approximately $21million for (i) the premium fine paper brands ASTROBRIGHTS®, ASTROPARCHE® and ROYAL, (ii) exclusive, royalty free and perpetual license rights for a portion of the EXACT® brand specialty business, including Index, Tag and Vellum Bristol, (iii) approximately one month of finished goods inventory and (iv) certain converting equipment used for retail grades.

For the three months ended June 30, 2012, consolidated net sales increased $28.8 million from the prior year period to $211.7 million primarily due to incremental volume from the brands acquired from Wausau.

Consolidated operating income of $22.0 million for the three months ended June 30, 2012 increased $6.3 million from the prior year period. Excluding acquisition related integration costs of approximately $1.9 million, operating income for the three months ended June 30, 2012 increased $8.2 million or 52 percent from the prior year period primarily due to incremental volume and manufacturing efficiencies related to the brands acquired from Wausau, a more favorable product mix and higher selling prices in our technical products business and lower manufacturing input costs in our fine paper business.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, earnings before interest and taxes (which we refer to as “operating income”) and other information relevant to an understanding of our results of operations for the three and six months ended June 30, 2012 and 2011.

Analysis of Net Sales— Three and six months ended June 30, 2012 and 2011

The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Technical Products	51%	63%	52%	62%
Fine Paper	45%	37%	45%	38%
Other	4%	—%	3%	—%
Total	100%	100%	100%	100%

Commentary:

The following table presents our net sales by segment for the three months ended June 30, 2012 and 2011:

			Change in Net Sales Compared to Prior Period
	Three Months			Change Due To
	Ended June 30,				Average
	2012	2011	Total Change	Volume	Net Price	Currency
Technical Products	$106.9	$114.4	$(7.5)	$(5.3)	$6.2	$(8.4)
Fine Paper	96.3	68.5	27.8	29.6	(1.8)	—
Other	8.5	—	8.5	8.5	—	—
Consolidated	$211.7	$182.9	$28.8	$32.8	$4.4	$(8.4)

Consolidated net sales for the three months ended June 30, 2012 were $28.8 million higher than the prior year period primarily due to incremental volume related to the brands acquired from Wausau.

•                  Net sales in our technical products business decreased $7.5 million or seven percent as higher average net prices were more than offset by unfavorable currency effects and lower shipment volume.  Excluding the effect of changes in foreign currency exchange rates, net sales increased $0.9 million or one percent.  Higher average net prices reflected a sales mix with a higher proportion of higher-value products, as well as selling price increases.  Unfavorable currency exchange effects reflected an 11 percent strengthening of the U.S. dollar relative to the Euro during the second quarter of 2012.  Sales volumes decreased from the prior year as growth in wall covering, transportation filtration and label shipments was more than offset by lower tape volume.

•                  Net sales in our fine paper business increased $27.8 million or 41 percent from the prior year period due to a 55 percent increase in volume primarily due to incremental volume related to the acquisition of the Wausau brands, and double digit volume growth in packaging and label shipments.  Average net price was lower than the prior year due to a sales mix that included a higher proportion of lower priced product.

•                  Other net sales were $8.5 million and reflected sales volume for the Index, Tag and Vellum Bristol brands.

The following table presents our net sales by segment for the six months ended June 30, 2012 and 2011:

			Change in Net Sales Compared to Prior Period
	Six Months			Change Due To
	Ended June 30,				Average
	2012	2011	Total Change	Volume	Net Price	Currency
Technical Products	$212.9	$219.8	$(6.9)	$(5.0)	$9.5	$(11.4)
Fine Paper	182.7	135.8	46.9	48.1	(1.2)	—
Other	14.3	—	14.3	14.3	—	—
Consolidated	$409.9	$355.6	$54.3	$57.4	$8.3	$(11.4)

Consolidated net sales for the six months ended June 30, 2012 were $54.3 million higher than the prior year period primarily due to incremental volume related to the brands acquired from Wausau.

•                  Net sales in our technical products business decreased $6.9 million or three percent as higher average net prices were more than offset by unfavorable currency effects and lower shipment volume.  Excluding the effect of changes in foreign currency exchange rates, net sales increased $4.5 million or two percent.  Higher average net prices reflected a sales mix with a higher proportion of higher-value products, as well as selling price increases.  Sales volumes decreased from the prior year as growth in wall covering, transportation filtration and label shipments was more than offset by lower tape volume.  Unfavorable currency exchange effects reflected a seven percent strengthening of the U.S. dollar relative to the Euro during the first six months of 2012.

•                  Net sales in our fine paper business increased $46.9 million or 35 percent from the prior year period due to a 45 percent increase in volume primarily due to incremental volume related to the acquisition of the Wausau brands, and double digit volume growth in packaging and label shipments.  Average net price was lower than the prior year as higher average selling prices were more than offset by a product mix that included a higher proportion of lower priced products.

•                  Other net sales were $14.3 million and reflected sales volume for the Index, Tag and Vellum Bristol brands.

The following table sets forth line items from our condensed consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	79.3	81.7	79.1	81.2
Gross profit	20.7	18.3	20.9	18.8
Selling, general and administrative expenses	9.0	9.8	9.4	9.8
SERP settlement charge	—	—	0.9	—
Acquisition integration costs	0.9	—	1.1	—
Loss on retirement of bonds	0.1	—	—	0.7
Other (income) expense - net	0.3	(0.1)	0.2	(0.3)
Operating income	10.4	8.6	9.3	8.6
Interest expense-net	1.7	2.0	1.7	2.3
Income from continuing operations before income taxes	8.7	6.6	7.6	6.3
Provision for income taxes	2.7	2.3	2.3	2.1
Income from continuing operations	6.0%	4.3%	5.3%	4.2%

Analysis of Operating Income—Three and six months ended June 30, 2012 and 2011

Commentary:

The following table presents our operating income by segment for the three months ended June 30, 2012 and 2011:

			Change in Operating Income Compared to Prior Period
	Three Months			Change Due To
	Ended June 30,		Total		Net	Material
	2012	2011	Change	Volume (a)	Price (b)	Costs (c)	Currency	Other (d) (e)
Technical Products	$12.3	$9.8	$2.5	$(0.9)	$3.8	$(0.7)	$(0.8)	$1.1
Fine Paper	13.3	10.0	3.3	8.5	(0.7)	2.9	—	(7.4)
Other	0.6	—	0.6	0.6	—	—	—	—
Unallocated corporate costs	(4.2)	(4.1)	(0.1)	—	—	—	—	(0.1)
Consolidated	$22.0	$15.7	$6.3	$8.2	$3.1	$2.2	$(0.8)	$(6.4)

(a)	Includes changes in unit volume and over (under) absorption of fixed costs.
(b)	Includes changes in selling price and product mix.
(c)	Includes price changes for raw materials and energy.
(d)	Includes other manufacturing costs, distribution and selling, general and administrative expenses.
(e)	For the three months ended June 30, 2012, Fine Paper results include $1.9 million of integration costs related to the brands acquired from Wausau.

Consolidated operating income of $22.0 million for the three months ended June 30, 2012 increased $6.3 million from the prior year period. Excluding acquisition related integration costs of approximately $1.9 million in 2012, operating income for the three months ended June 30, 2012 increased $8.2 million or 52 percent from the prior year period primarily due to incremental volume and manufacturing efficiencies related to the brands acquired from Wausau, a more favorable product mix and higher prices for our technical products business and lower manufacturing input costs for our fine paper business.

•         Operating income for our technical products business increased $2.5 million or 26 percent from the prior year period.  The operating income improvement resulted from a more favorable product mix, reflecting growth in higher value filtration, industrial products and label shipments; and higher selling prices for most products. Operating income also benefitted from manufacturing cost efficiencies. Combined, these favorable items more than offset higher input costs.

•         Operating income for our fine paper business increased $3.3 million or 33 percent from the prior year period. Excluding acquisition related integration costs of approximately $1.9 million, operating income increased $5.2 million or 52 percent.  The improvement in operating income was primarily due to incremental volume and manufacturing efficiencies related to the brands acquired from Wausau and lower manufacturing inputs costs, primarily for pulp.  These items were partially offset by higher distribution and packaging costs, and selling, general and administrative (“SG&A”) spending, mostly related to the additional volume.

•         Other operating income was $0.6 million and reflected the operating results for the Index, Tag and Vellum Bristol brands.

•         Unallocated corporate expenses for the three months ended June 30, 2012 were $4.2 million and were essentially unchanged from the prior year period.

The following table presents our operating income by segment for the six months ended June 30, 2012 and 2011:

			Change in Operating Income Compared to Prior Period
	Six Months			Change Due To
	Ended June 30,		Total		Net	Material
	2012	2011	Change	Volume (a)	Price (b)	Costs (c)	Currency	Other (d) (e) (f)
Technical Products	$24.8	$20.3	$4.5	$(0.5)	$5.5	$(0.4)	$(1.2)	$1.1
Fine Paper	24.1	20.5	3.6	13.9	0.9	4.8	—	(16.0)
Other	1.3	—	1.3	1.3	—	—	—	—
Unallocated corporate costs	(12.0)	(10.3)	(1.7)	—	—	—	—	(1.7)
Consolidated	$38.2	$30.5	$7.7	$14.7	$6.4	$4.4	$(1.2)	$(16.6)

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

(e)                                  For the six months ended June 30, 2012 and 2011, unallocated corporate costs include a SERP settlement charge of $3.5 million and $2.4 million of costs related to the redemption of $65 million of Senior Notes, respectively.

(f)                                   For the six months ended June 30, 2012, Fine Paper results include $4.4 million of integration costs related to the brands acquired from Wausau, and non-cash charges for the revaluation of inventory and profit in inventory.

Consolidated operating income of $38.2 million for the six months ended June 30, 2012 increased $7.7 million from the prior year period. Excluding acquisition related integration costs of approximately $4.4 million and a SERP settlement charge of $3.5 million in 2012 and costs of $2.4 related to the early redemption of Senior Notes in 2011, operating income for the six months ended June 30, 2012 increased $13.2 million or 43 percent from the prior year period with gains in both business segments. The improvement in operating income was primarily due to incremental volume and manufacturing efficiencies related to the brands acquired from Wausau, higher average net prices and lower manufacturing input costs for our fine paper business. These favorable variances were partially offset by additional costs related to the acquisition of the Wausau brands, including certain non-recurring items.

•         Operating income for our technical products business increased $4.5 million or 22 percent from the prior year period.  The income improvement resulted from higher selling prices for most products and a more favorable product mix, reflecting growth in higher value filtration and label product shipments. Operating income also benefitted from manufacturing cost efficiencies.

•         Operating income for our fine paper business increased $3.6 million or 18 percent from the prior year period. Excluding acquisition related integration costs of approximately $4.4 million, operating income increased $8.0 million or 39 percent primarily due to incremental volume related to the brands acquired from Wausau, lower manufacturing input costs and higher average net selling prices; partially offset by higher selling, general and administrative (“SG&A”) and other costs, including spending and non-cash charges for the revaluation of inventory and profit in inventory related to the purchase of the Wausau brands.

•         Other operating income was $1.3 million and reflected the operating results for the Index, Tag and Vellum Bristol brands.

•         Unallocated corporate expenses for the six months ended June 30, 2012 were $12.0 million, or $1.7 million unfavorable to the prior year period.  Excluding the SERP settlement charge in 2012 and costs related to the redemption of Senior Notes in 2011, unallocated corporate expenses were $0.6 million unfavorable to the prior year due to higher employee benefit costs.

Additional Statement of Operations Commentary:

•         SG&A expense of $19.1 million for the three months ended June 30, 2012 was $1.1 million higher than the prior year period primarily due to higher selling and advertising costs related to the brands acquired from Wausau. For the three months ended June 30, 2012, SG&A expense as a percentage of net sales was approximately 9.0 percent and was 0.8 percentage points lower than the prior year period as the increase in net sales in the current year period more than offset higher SG&A expenses.

•         For the three months ended June 30, 2012, we incurred net interest expense of $3.5 million which was $0.2 million lower than the prior year.  The favorable comparison was primarily due to the redemption of $10 million of Senior Notes in April 2012 and lower average debt levels.

•         For the three months ended June 30, 2012 and 2011, we recorded an income tax provision related to continuing operations of $5.8 million and $4.2 million, respectively.  The effective income tax rate for the three months ended June 30, 2012 and 2011was approximately 31 percent and 35 percent, respectively.  In general, our effective tax rate differs from the U.S. statutory tax rate of 35 percent primarily due to the proportion of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate and the benefits of our corporate tax structure.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2012	2011
Net cash flow provided by (used in):
Operating activities	$(10.2)	$14.5
Investing activities:
Capital expenditures	(9.3)	(12.9)
Purchase of Wausau brands	(14.1)	—
Other investing activities	7.0	(3.1)
Total	(16.4)	(16.0)
Financing activities	15.7	(44.9)
Net decrease in cash and cash equivalents (a)	(11.0)	(46.3)

(a)              Includes the effect of exchange rate changes on cash and cash equivalents.

Operating Cash Flow Commentary:

•         Cash used by operating activities of $10.2 million for the six months ended June 30, 2012 was $24.7 million lower than cash provided by operating activities of $14.5 million in the prior year period.  The unfavorable comparison was primarily due to $22.7 million of unusual items, consisting of a SERP payment of $6.9 million, a payment of $6.6 million to acquire Wausau inventory, excess tax benefits of $4.8 million related to the vesting or exercise of stock-based awards and acquisition integration costs of $4.4 million related to the acquisition of the Wausau brands in 2012. Excluding these items cash provided by operating activities for the six months ended June 30, 2012 was $12.5 million or $2.0 million lower than the prior year period as higher operating income was more than offset by increased working capital investments. For the six months ended June 30, 2012, our investment in working capital increased $39.2 million primarily due to higher accounts receivable and inventory related to the brands acquired from Wausau and in the second quarter we built inventory in anticipation of scheduled maintenance downtime at all of our mills in the third quarter.

•         As of June 30, 2012, we had $82.1 million and $85.5 million of U.S. federal and state net operating losses (“NOLs”), respectively.  If not used, substantially all of the NOLs will expire in various amounts between 2028 and 2030.

Investing Commentary:

•         For the six months ended June 30, 2012 and 2011, cash used by investing activities was $16.4 million and $16.0 million, respectively.  Cash used by investing activities for the six months ended June 30, 2012 includes a payment of $14.1 million to acquire the Wausau brands offset by a $7.0 million reduction in restricted cash used to pay SERP benefits.

•         Capital expenditures for the six months ended June 30, 2012 were $9.3 million compared to spending of $12.9 million in the prior year period. The timing of spending was accelerated in the first six months of 2011, due to expenditures to increase meltblown capacity in our German filtration business.  We have aggregate planned capital expenditures for 2012 of approximately $25 to $30 million. We believe that the level of our capital spending for 2012 allows us to maintain the efficiency and cost effectiveness of these assets and invest in expanded capabilities for our manufacturing assets to successfully pursue strategic initiatives and deliver attractive returns.

Financing Commentary:

Our liquidity requirements are provided by cash generated from operations and short and long-term borrowings.

•         For the six months ended June 30, 2012, cash flow provided by financing activities was $15.7 million compared to cash flow used in financing activities of $46.3 million in the prior year period. For the six months ended June 30, 2011, cash flow used in financing activities included $65 million for the redemption of Senior Notes in March 2011.

•         Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of June 30, 2012, we had $42.8 million outstanding under our Revolver, outstanding letters of credit and other items of $0.8 million and $51.4 million of available credit. In addition, we had €4.0 million ($5.0 million, based on exchange rates at June 30, 2012) outstanding under the German Lines of Credit and €16.0 million ($20.0 million, based on exchanges rates at June 30, 2012) of available credit.

•         We have required debt payments through June 30, 2013 of $6.5 million.  Such payments include required amortization payments on our German Loan Agreement of approximately $1.5 million and $5.0 million on our German Lines of Credit.

Third-party transactions

•         For the six months ended June 30, 2012, cash and cash equivalents decreased $11.0 million to $1.8 million at June 30, 2012 from $12.8 million at December 31, 2011 and debt increased $16.6 million to $202.8 million at June 30, 2012 from $186.2 million at December 31, 2011. The increase in net debt of $27.6 million was primarily due to the cost of acquiring the Wausau brands.

•         In April 2012, we redeemed $10 million in aggregate principle amount of the Senior Notes. The redemption was financed with available Revolver borrowings.  In addition, from time to time, we may be in the market for the purpose of repurchasing our Senior Notes.  Any such purchases are not expected to have a material effect on our liquidity.

Transactions with shareholders

•         For the six months ended June 30, 2012 and 2011, we paid aggregate cash dividends of $0.24 per share ($3.9 million) and $0.22 per share ($3.3 million), respectively.

•         In May 2012, we announced the Stock Purchase Plan that would allow for the purchase of up to $10 million of our outstanding Common Stock. The timing and amount of any purchases will depend on share price, market conditions and other factors. The Stock Purchase Plan does not require the purchase of any specific number of shares and may be suspended or discontinued at any time. For the six months ended June 30, 2012, we purchased approximately 47,000 shares of Common Stock at an aggregate cost of $1.2 million.

•         For the six months ended June 30, 2012, we acquired approximately 213,000 shares of Common Stock at a cost of $5.1 million for shares surrendered by employees to pay taxes due on vested restricted stock awards.  In addition we received $4.1 million in proceeds from the exercise of employee stock options.

•         For the six months ended June 30, 2012, we recognized excess tax benefits of $4.8 million related to the vesting or exercise of stock-based awards.

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

As of June 30, 2012, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal year 2012. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are currently evaluating the internal controls over financial reporting related to the premium paper brands and other assets acquired from Wausau in January 2012. Further discussion of this acquisition can be found in Note 3 “Acquisitions” to our condensed consolidated financial statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities:

The following table contains information about our purchases of our equity securities for the three months ended June 30, 2012.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs ($ in millions)
April 1, 2012 — April 30, 2012	—	$—	—	$—
May 1, 2012 — May 31, 2012	—	$—	—	$—
June 1, 2012 — June 30, 2012	48,872	$25.56	47,479	$8.8

(a)         Includes the purchase of 1,393 of common shares from employees to satisfy tax withholding requirements upon the vesting of stock-based awards. None of such purchases were made in the open market. The average price paid on such purchases is based upon the closing sales price on the New York Stock Exchange on the date of the transaction.

(b)         On May 17, 2012, the Company’s Board of Directors authorized a program that would allow for the purchase of up to $10 million of outstanding Common Stock.

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

August 9, 2012