Form 10-Q
period 2012-09-30
Neenah Paper Inc
filed 2012-11-07
CIK 1296435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 26, 2012, there were approximately 15,860,000 shares of the Company’s common stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$206.3	$174.9	$616.2	$530.5
Cost of products sold	170.6	147.5	494.8	436.4
Gross profit	35.7	27.4	121.4	94.1
Selling, general and administrative expenses	18.5	15.1	57.1	50.1
SERP settlement charge (Note 6)	—	—	3.5	—
Acquisition integration costs	0.3	—	4.7	—
Loss on retirement of bonds	—	—	0.2	2.4
Other (income) expense - net	0.6	(0.2)	1.4	(1.4)
Operating income	16.3	12.5	54.5	43.0
Interest expense - net	3.3	3.6	10.4	11.8
Income from continuing operations before income taxes	13.0	8.9	44.1	31.2
Provision for income taxes	3.8	2.1	13.3	9.6
Income from continuing operations	9.2	6.8	30.8	21.6
Loss from discontinued operations, net of income taxes	(0.1)	(0.1)	(0.1)	(0.2)
Net income	$9.1	$6.7	$30.7	$21.4

Earnings Per Common Share
Basic
Continuing operations	$0.56	$0.44	$1.90	$1.42
Discontinued operations	—	—	—	(0.01)
	$0.56	$0.44	$1.90	$1.41
Diluted
Continuing operations	$0.55	$0.42	$1.87	$1.35
Discontinued operations	—	—	—	(0.01)
	$0.55	$0.42	$1.87	$1.34

Weighted Average Common Shares Outstanding (in thousands)
Basic	15,828	15,011	15,655	14,933
Diluted	16,145	15,653	15,982	15,668
Cash Dividends Declared Per Share of Common Stock	$0.12	$0.11	$0.36	$0.33

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$9.1	$6.7	$30.7	$21.4
Unrealized foreign currency translation gain (loss)	6.2	(11.0)	(0.8)	4.7
Net gain from pension and other postretirement benefit liabilities	—	—	1.1	0.1
Reclassification of amortization of adjustments to pension and other postretirement benefit liabilities recognized in net periodic benefit cost	1.2	0.6	3.7	1.8
SERP settlement charge	—	—	3.5	—
Curtailment loss	—	—	0.3	—
Unrealized gain (loss) on “available-for-sale” securities	—	(0.1)	0.1	—
Income (loss) from other comprehensive income items	7.4	(10.5)	7.9	6.6
Provision for income taxes	0.4	0.2	3.3	0.7
Other comprehensive income (loss)	7.0	(10.7)	4.6	5.9
Comprehensive income (loss)	$16.1	$(4.0)	$35.3	$27.3

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$6.6	$12.8
Restricted cash	—	7.0
Accounts receivable (less allowances of $2.0 million and $1.9 million)	99.8	71.4
Inventories	99.3	68.8
Income taxes receivable	2.5	1.9
Deferred income taxes	29.3	17.6
Prepaid and other current assets	11.9	14.0
Total Current Assets	249.4	193.5
Property, Plant and Equipment, at cost	591.0	579.2
Less accumulated depreciation	343.6	326.9
Property, plant and equipment—net	247.4	252.3
Deferred Income Taxes	25.5	45.5
Goodwill	40.3	40.5
Intangible Assets—net	34.1	21.9
Other Assets	10.7	11.4
TOTAL ASSETS	$607.4	$565.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$1.6	$21.7
Accounts payable	42.4	30.2
Accrued expenses	56.0	51.6
Total Current Liabilities	100.0	103.5
Long-term Debt	181.5	164.5
Deferred Income Taxes	14.7	16.0
Noncurrent Employee Benefits	106.0	113.0
Other Noncurrent Obligations	1.3	1.4
TOTAL LIABILITIES	403.5	398.4
Contingencies and Legal Matters (Note 10)
TOTAL STOCKHOLDERS’ EQUITY	203.9	166.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$607.4	$565.1

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$30.7	$21.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21.8	23.5
Stock-based compensation	3.9	3.1
Excess tax benefits from stock-based compensation (Note 7)	(5.1)	(0.8)
Deferred income tax provision	8.9	5.9
Inventory acquired in Wausau acquisition (Note 3)	(6.6)	—
SERP payment, net of settlement charge	(3.4)	—
Loss on retirement of bonds	0.2	2.4
Loss on asset dispositions	0.2	—
Increase in working capital	(26.8)	(10.2)
Pension and other postretirement benefits	(1.3)	(4.8)
Other	(0.6)	(1.0)
NET CASH PROVIDED BY OPERATING ACTIVITIES	21.9	39.5
INVESTING ACTIVITIES
Capital expenditures	(15.8)	(18.9)
Decrease in restricted cash	7.0	—
Purchase of marketable securities	(0.1)	(5.3)
Purchase of Wausau brands	(14.1)	—
Other	0.2	0.4
NET CASH USED IN INVESTING ACTIVITIES	(22.8)	(23.8)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	45.2	27.8
Debt issuance costs	—	(0.4)
Repayments of long-term debt	(28.3)	(89.3)
Short-term borrowings	1.2	8.5
Repayments of short-term debt	(21.1)	(3.7)
Shares purchased	(6.3)	(0.5)
Proceeds from exercise of stock options	4.9	1.5
Excess tax benefits from stock-based compensation (Note 7)	5.1	0.8
Cash dividends paid	(5.8)	(5.0)
Other	(0.2)	—
NET CASH USED IN FINANCING ACTIVITIES	(5.3)	(60.3)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	0.1
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6.2)	(44.5)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12.8	48.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6.6	$3.8

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest expense capitalized	$7.0	$8.9
Cash paid during period for income taxes	$5.5	$2.1
Non-cash investing activities:
Liability for equipment acquired	$1.3	$1.1

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

The technical products business is an international producer of transportation and other filter media and durable, saturated and coated substrates for industrial products backings and a variety of other end markets. The fine paper business is a supplier of premium writing, text and cover papers, bright papers and specialty papers primarily in North America. The Company’s premium writing, text, cover and specialty papers are used in commercial printing and imaging applications for corporate identity packages, invitations, personal stationery and high-end advertising, as well as, premium labels and luxury packaging.

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

Diluted EPS was calculated to give effect to all potentially dilutive non-participating common share equivalents using the “Treasury Stock” method. Outstanding stock options, stock appreciation rights (“SARs”) and certain RSUs with performance conditions represent the only potentially dilutive non-participating security effects on the Company’s weighted-average shares. For the three and nine months ended September 30, 2012 approximately 980,000 and 1,030,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s common stock for the period the options were outstanding. For the three and nine months ended September 30, 2011 approximately 1,015,000 and 1,358,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares.

The following table presents the computation of basic and diluted EPS (dollars in millions except per share amounts, shares in thousands):

Earnings Per Basic Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income from continuing operations	$9.2	$6.8	$30.8	$21.6
Distributed and undistributed amounts allocated to participating securities	(0.2)	(0.1)	(1.0)	(0.3)
Income from continuing operations available to common stockholders	9.0	6.7	29.8	21.3
Loss from discontinued operations, net of income taxes	(0.1)	(0.1)	(0.1)	(0.2)
Net income available to common stockholders	$8.9	$6.6	$29.7	$21.1

Weighted-average basic shares outstanding	15,828	15,011	15,655	14,933

Basic
Continuing operations	$0.56	$0.44	$1.90	$1.42
Discontinued operations	—	—	—	(0.01)
	$0.56	$0.44	$1.90	$1.41

Earnings Per Diluted Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income from continuing operations	$9.2	$6.8	$30.8	$21.6
Distributed and undistributed amounts allocated to participating securities	(0.2)	(0.1)	(0.9)	(0.4)
Income from continuing operations available to common stockholders	9.0	6.7	29.9	21.2
Loss from discontinued operations, net of income taxes	(0.1)	(0.1)	(0.1)	(0.2)
Net income available to common stockholders	$8.9	$6.6	$29.8	$21.0

Weighted-average basic shares outstanding	15,828	15,011	15,655	14,933
Add: Assumed incremental shares under stock compensation plans	317	642	327	735

Weighted-average diluted shares	16,145	15,653	15,982	15,668

Diluted
Continuing operations	$0.55	$0.42	$1.87	$1.35
Discontinued operations	—	—	—	(0.01)
	$0.55	$0.42	$1.87	$1.34

Fair Value of Financial Instruments

The Company’s investments in marketable securities are accounted for as “available-for-sale securities” in accordance with Accounting Standards Codification (“ASC”) Topic 320, Investments—Debt and Equity Securities (“ASC Topic 320”).  Pursuant to ASC Topic 320, marketable securities are reported at fair value on the condensed consolidated balance sheet and unrealized holding gains and losses are reported in other comprehensive income until realized upon sale. As of September 30, 2012, the cost and fair value of the Company’s marketable securities was $2.4 million and $2.5 million, respectively.  These marketable securities are classified as “Other Assets” on the condensed consolidated balance sheet and will be used for the payment of certain employee benefits.

Note 2.  Accounting Standard Changes

In July 2012, the FASB issued Accounting Standards Update No. 2012-02 (“ASU No. 2012-02”) which amends ASC Topic 350, Intangibles — Goodwill and Other Testing Goodwill for Impairment (“ASC Topic 350”). ASU Topic No. 2012-02 permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount, as described in ASC Topic 350. Under ASU No. 2012-02, an entity has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity may resume performing the qualitative assessment in any subsequent period.

ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company adopted ASU No. 2012-02 in its annual financial statements for the year ending December 31, 2012. The adoption of ASU No. 2012-02 did not affect the Company’s financial position, results of operations or cash flows.

As of September 30, 2012, no other amendments to the ASC had been issued that will have or are reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows.

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

The Company expects to incur approximately $5 million to $6 million in acquisition integration costs.  For the three and nine months ended September 30, 2012, the Company incurred $0.3 million and $4.7 million of such costs.

Note 4.  Supplemental Balance Sheet Data

The following presents inventories by major class:

	September 30, 2012	December 31, 2011
Inventories by major class:
Raw materials	$20.8	$17.1
Work in progress	24.7	11.8
Finished goods	64.2	51.6
Supplies and other	2.9	1.7
	112.6	82.2
Adjust FIFO inventories to LIFO cost	(13.3)	(13.4)
Total	$99.3	$68.8

The FIFO values of inventories valued on the LIFO method were $85.9 million and $59.1 million as of September 30, 2012 and December 31, 2011, respectively.

Note 5.  Debt

Long-term debt consisted of the following:

	September 30, 2012	December 31, 2011
Senior Notes (7.375% fixed rate) due November 2014	$148.0	$158.0
Revolving bank credit facility (variable rates) due November 2015	27.8	—
Neenah Germany project financing (3.8% fixed rate) due in 16 equal semi-annual installments ending December 2016	7.3	8.1
Neenah Germany revolving lines of credit (variable rates)	—	20.1
Total debt	183.1	186.2
Less: Debt payable within one year	1.6	21.7
Long-term debt	$181.5	$164.5

Unsecured Notes

On September 30, 2012, the Company had $148 million of ten-year 7.375% senior unsecured notes, originally issued on November 30, 2004 (the “Senior Notes”) outstanding.  A description and history of the Senior Notes is as follows:

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

•                  First Early Redemption.  On March 10, 2011, the Company completed an early redemption of $65 million in aggregate principal amount of the Senior Notes (the “First Early Redemption”).  For the nine months ended September 30, 2011, the Company recognized a pre-tax loss, including the write-off of related unamortized debt issuance costs, of approximately $2.4 million in connection with the First Early Redemption.

•                  Second Early Redemption. On April 23, 2012, the Company redeemed $10 million in aggregate principal amount of the Senior Notes (the “Second Early Redemption”).  The Second Early Redemption was financed with available secured revolving credit facility borrowings.  For the nine months ended September 30, 2012, the Company recognized a pre-tax loss, including the write-off of related unamortized debt issuance costs, of approximately $0.2 million in connection with the Second Early Redemption.

•                  Third Early Redemption. On October 16, 2012, the Company announced that it has elected to conduct an early redemption (the “Third Early Redemption”) of $58 million of its Senior Notes. The Senior Notes will be purchased at par value on November 15, 2012. The Third Early Redemption will be financed by a combination of borrowings using the Company’s revolving credit facility and a new $30 million term loan. As of September 30, 2012 there were $148 million of Senior Notes outstanding.

•                  Redemption Rights/Open Market Purchases.  During the 12-month period commencing on November 15, 2011 and ending on November 14, 2012, the Company may redeem all or any portion of the Senior Notes at 101.229 percent of the principal amount plus accrued and unpaid interest.  Commencing on or after November 15, 2012, the Company may redeem all or any portion of the Senior Notes at 100 percent of the principal amount plus accrued and unpaid interest.  From time-to-time, the Company may either redeem or repurchase on the open market its Senior Notes.  The Company’s ability to either redeem or repurchase its Senior Notes is limited under the terms of its secured revolving credit facility.

Secured Revolving Credit Facility

Second Amended Credit Agreement.  On October 11, 2012, the Company amended and extended its credit facility by entering into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”) by and among the Company and certain of its subsidiaries as co-borrowers, the financial institutions signatory to the Second Amended Credit Agreement as lenders, and JPMorgan Chase Bank, N.A., as agent for the lenders.

The Second Amended Credit Agreement, among other things: (i) extends the term of the prior credit facility by two years; (ii) increases the revolving credit commitment from $95 million to $105 million; (iii) adds a $30 million deferred draw term loan commitment (the “Term Loan”), borrowings which the Company will use to redeem a portion of its Senior Notes, (iv) reduces certain interest rates and fees payable on revolving credit borrowings; (v) removes Neenah Paper Company of Canada (“Neenah Canada”) as a Guarantor (as defined in the prior credit agreement) and releases liens and security interests previously granted by Neenah Canada; and (vi) makes certain definitional, administrative and covenant changes.  The revolving credit commitment includes a $10 million sublimit for letters of credit.

The Term Loan may be drawn in a single draw prior to November 30, 2012, and is subject to certain borrowing conditions.  Once drawn, the principal balance of the Term Loan is repayable in quarterly installments beginning on March 31, 2013.  Both the revolving credit commitment and the Term Loan mature on November 30, 2017 (or on August 15, 2014, if by that date the Senior Notes have not been redeemed, repurchased, defeased or repaid in full, or extended or refinanced to a date at least 90 days after November 30, 2017).

Amended Credit Agreement.  As of September 30, 2012, the Company had a $95 million secured revolving credit facility (the “Revolver”) pursuant to its amended credit agreement dated as amended on November 16, 2011 (the “Amended Credit Agreement”). As of September 30, 2012, the weighted-average interest rate on outstanding Revolver borrowings was 2.9 percent per annum.  Borrowing availability under the Revolver is reduced by outstanding letters of credit and reserves for certain other items as defined in the Amended Credit Agreement. As of September 30, 2012, the Company had $27.8 million of Revolver borrowings outstanding, approximately $0.7 million of outstanding letters of credit and other items, and $66.5 million of available credit under the Revolver.

As of September 30, 2012, the Amended Credit Agreement had the following general terms and conditions:

•                  Borrowing Limit.  The Company’s ability to borrow under the Revolver was limited to the lowest of (a) $95 million; (b) the Company’s borrowing base (as determined in accordance with the Amended Credit Agreement) and (c) the applicable cap on the amount of “credit facilities” under the indenture for the Senior Notes. Under certain conditions, the Company had the ability to increase the size of the Revolver to $150 million. The total commitment under the Amended Credit Agreement could not exceed $150 million.

•                  Term and Security.  The Amended Credit Agreement would terminate on November 30, 2015 (or on August 31, 2014 if the Senior Notes had not been repurchased, defeased, refinanced or extended as of such date). The Amended Credit Agreement was secured by substantially all of the assets of the Company and the subsidiary borrowers. Neenah Germany was not obligated with respect to the Amended Credit Agreement, either as a borrower or a guarantor.

•                  Interest Rate.  The Revolver bore interest at either (1) a prime rate-based index plus a percentage ranging from 0.75 percent to 1.00 percent, or (2) LIBOR plus a percentage ranging from 2.25 percent to 2.50 percent, depending upon the amount of borrowing availability under the Revolver.  The Company was also required to pay a monthly facility fee on the unused amount of the Revolver commitment at a per annum rate ranging between 0.375 percent and 0.50 percent, depending upon usage under the Revolver.

•                  Terms, Covenants and Events of Default.  The Amended Credit Agreement contained terms, covenants and events of default with which the Company must comply, which the Company believed were ordinary and standard for agreements of this nature.  Among other things, such covenants restricted the Company’s ability to incur certain additional debt, make specified restricted payments, authorize or issue capital stock, enter into transactions with affiliates, consolidate or merge with or acquire another business, sell certain of its assets, or dissolve or wind up.    In addition, if borrowing availability under the Amended Credit Agreement was less than $20 million, the Company was required to achieve a fixed charge coverage ratio (as defined in the Amended Credit Agreement) of not less than 1.1 to 1.0 for the preceding 12-month period, tested as of the end of such quarter.  As of September 30, 2012, borrowing availability under the Amended Credit Agreement was $66.5 million and the Company was not required to comply with the fixed charge coverage ratio.  The Company’s ability to pay cash dividends on its common stock was limited under the terms of both the Amended Credit Agreement and the Senior Notes. At September 30, 2012, under the most restrictive terms of these agreements, the Company’s ability to pay cash dividends on its common stock was limited to a total of $8 million in a 12-month period.

•                  Stock Repurchases.  The Amended Credit Agreement allowed the Company to repurchase (1) up to $15 million of its own stock on or before December 31, 2012, and (2) up to an additional $10 million of its stock annually thereafter during the term of the Amended Credit Agreement, subject to the terms and conditions contained in the Amended Credit Agreement.

Other Debt

German Project Financing

German Loan Agreement.  In December 2006, Neenah Germany entered into a 10-year agreement with HypoVereinsbank and IKB Deutsche Industriebank AG to provide €10.0 million of project financing (the “German Loan Agreement”). As of September 30, 2012, €5.6 million ($7.3 million, based on exchange rates at September 30, 2012) was outstanding under the German Loan Agreement.

German Lines of Credit

HypoVereinsbank Line of Credit.  Neenah Germany has a revolving line of credit with HypoVereinsbank (the “HypoVereinsbank Line of Credit”) that provides for borrowings of up to €15 million for general corporate purposes. As of December 31, 2011, the weighted-average interest rate on outstanding HypoVereinsbank Line of Credit borrowings was 3.8 percent per annum. As of September 30, 2012, no amounts were outstanding under the HypoVereinsbank Line of Credit and €15.0 million ($19.3 million, based on exchange rates at September 30, 2012) of credit was available.

Commerzbank Line of Credit.  In January 2011, Neenah Germany entered into an agreement with Commerzbank AG (“Commerzbank”) to provide up to €3.0 million of unsecured revolving credit borrowings for general corporate purposes (the “Commerzbank Line of Credit”).  In February 2012, the Company and Commerzbank amended the Commerzbank Line of Credit to provide up to €5.0 million of unsecured revolving credit borrowings.  As of December 31, 2011, the weighted average interest rate on Commerzbank Line of Credit borrowings was 3.6 percent per annum. As of September 30, 2012, no amounts were outstanding under the Commerzbank Line of Credit and €5.0 million ($6.5 million, based on exchanges rates at September 30, 2012) of credit was available.

Restrictions under German Credit Facilities

Neenah Germany’s ability to pay dividends or transfer funds to the Company is limited under the terms of both the HypoVereinsbank and Commerzbank lines of credit, to not exceed certain limits defined in the agreements without approval from the lenders or repayment of the amount outstanding under the lines of credit.  In addition, the terms of the HypoVereinsbank and Commerzbank lines of credit require Neenah Germany to maintain a ratio of stockholder’s equity to total assets equal to or greater than 45 percent. The Company was in compliance with all provisions of the HypoVereinsbank and Commerzbank lines of credit as of September 30, 2012.

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

For the nine months ended September 30, 2012, SERP benefit payments of $7.0 million exceeded the sum of expected service cost and interest costs for the plan for calendar 2012. In accordance with ASC Topic 715, Compensation — Retirement Benefits (“ASC Topic 715”), the Company remeasured the liabilities of the SERP as of January 1, 2012 and recognized a settlement charge of $3.5 million.

The following table presents the components of net periodic benefit cost for defined benefit plans:

Components of Net Periodic Benefit Cost for Defined Benefit Plans

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended September 30,
	2012	2011	2012	2011
Service cost	$1.1	$1.0	$0.5	$0.4
Interest cost	3.5	3.6	0.5	0.5
Expected return on plan assets (a)	(3.8)	(3.7)	—	—
Recognized net actuarial loss	1.0	0.4	—	0.1
Amortization of prior service cost	0.1	0.1	—	0.1
Net periodic benefit cost	$1.9	$1.4	$1.0	$1.1

	Pension Benefits		Postretirement Benefits Other than Pensions
	Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$3.4	$3.0	$1.4	$1.3
Interest cost	10.6	10.9	1.5	1.7
Expected return on plan assets (a)	(11.4)	(11.2)	—	—
Recognized net actuarial loss	3.1	1.2	0.2	0.2
Amortization of prior service cost	0.2	0.2	0.1	0.3
SERP settlement charge	3.5	—	—	—
Curtailment loss	—	—	0.3	—
Net periodic benefit cost	$9.4	$4.1	$3.5	$3.5

(a)         The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

The Company expects to make aggregate contributions to qualified defined benefit pension trusts and pay pension benefits for unfunded pension plans (including a $6.9 million SERP payment) of approximately $20 million (based on exchange rates at September 30, 2012) in 2012.  For the nine months ended September 30, 2012, the Company made contributions to pension trusts and benefit payments of approximately $15.5 million.

Note 7.  Stock Compensation Plan

The Company reserved 3,500,000 shares of $0.01 par value common stock (“Common Stock”) for issuance under the 2004 Omnibus Stock and Incentive Plan (the “Omnibus Plan”).  As of September 30, 2012, approximately 760,000 shares of Common Stock were available for future issuance under the Omnibus Plan.

Valuation and Expense Information

Substantially all stock-based compensation expense is recorded in selling, general and administrative expenses on the condensed consolidated statements of operations.  The following table summarizes stock-based compensation expense and related income tax benefits.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock-based compensation expense	$0.9	$0.9	$3.9	$3.1
Income tax benefit	(0.3)	(0.4)	(1.5)	(1.2)
Stock-based compensation, net of income tax benefit	$0.6	$0.5	$2.4	$1.9

The following table summarizes total compensation costs related to the Company’s equity awards and amounts recognized in the nine months ended September 30, 2012.

	Stock Options and SARs	Performance shares and RSUs
Unrecognized compensation cost — December 31, 2011	$0.8	$2.4
Grant date fair value of current year grants	2.0	4.1
Compensation expense recognized	(1.0)	(2.9)
Estimated forfeitures for awards granted in prior years	—	0.1
Unrecognized compensation cost — September 30, 2012	$1.8	$3.7
Expected amortization period (in years)	3.2	1.8

Stock Options and SARs

During the nine months ended September 30, 2012, the Company awarded nonqualified stock options to Long-Term Compensation Plan (the “LTCP”) participants to purchase approximately 96,000 shares of Common Stock (subject to forfeiture due to termination of employment and other conditions). In addition, the Company awarded to a non-employee member of the Board of Directors (the “Board of Directors”) nonqualified stock options to purchase 1,570 shares of Common Stock. For the nine months ended September 30, 2012, the weighted-average exercise price of such nonqualified stock option awards was $24.14 per share. The weighted-average grant date fair value for stock options granted during the nine months ended September 30, 2012 was $8.13 per share and was estimated using the Black-Scholes option valuation model with the following assumptions:

Nine months Ended September 30, 2012
Expected term in years	4.9
Risk free interest rate	1.1%
Volatility	45.4%
Dividend yield	2.0%

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

During the nine months ended September 30, 2012, the Company awarded nonqualified stock options to its President and Chief Executive Officer to purchase 125,000 shares of Common Stock (subject to forfeiture due to termination of employment and other conditions). The exercise price of such nonqualified stock option awards was $24.09 per share and the options expire in ten years. If certain absolute total return to shareholder targets are achieved, 25 percent of the options will vest on December 31, 2014, 50 percent will vest on December 31, 2015 and 100 percent will vest on December 31, 2016. Any unvested shares as of December 31, 2016 will be forfeited. The grant date fair value of such stock options was $9.55 per share and was estimated using a “Monte-Carlo” simulation valuation model.

For the three and nine months ended September 30, 2012, the aggregate pre-tax intrinsic value of stock options and SARs exercised was approximately $1.0 million and $4.5 million, respectively. For the three and nine months ended September 30, 2011, the aggregate pre-tax intrinsic value of stock options exercised was approximately $1.1 million and $1.4 million, respectively. The aggregate intrinsic value of approximately 1,390,000 stock options and SARs that were exercisable at September 30, 2012 was $8.4 million. The aggregate intrinsic value of approximately 1,660,000 stock options and SARs that were exercisable at December 31, 2011 was $4.7 million.

The aggregate grant date fair value of approximately 270,000 stock options and SARs that vested during the nine months ended September 30, 2012, was $1.2 million. As of September 30, 2012, certain participants met age and service requirements that allowed their stock options and SARs to qualify for accelerated vesting upon retirement. As of September 30, 2012, such LTCP participants held options to purchase approximately 45,000 shares of common stock that would have been exercisable if they had retired as of such date. The aggregate grant date fair value of options subject to accelerated vesting was $0.4 million. Stock options subject to accelerated vesting for expense recognition become exercisable according to the contract terms of the stock-based awards.

As of September 30, 2012, the weighted-average grant date fair value and aggregate intrinsic value of 1,730,000 stock options and SARs that were vested or expected to vest was $9.51 per share and $10.8 million, respectively. As of December 31, 2011, the weighted-average grant date fair value and aggregate intrinsic value of 2,035,000 stock options and SARs that were vested or expected to vest was $9.03 per share and $8.1 million, respectively.

As of September 30, 2012, the Company had approximately 345,000 unvested stock options with a weighted-average grant date fair value of $9.73 per share. As of December 31, 2011, approximately 395,000 unvested stock options were outstanding with a weighted-average grant date fair value of $5.25 per share.

Performance Units

For the nine months ended September 30, 2012, the Company granted target awards of 103,000 Performance Units (subject to forfeiture due to termination of employment and other conditions) to LTCP participants. The measurement period for the Performance Units is January 1, 2012 through December 31, 2012. The Performance Units vest on December 31, 2014. Common Stock equal to not less than 40 percent and not more 200 percent of the Performance Unit target will be awarded based on the Company’s return on invested capital, consolidated revenue growth, the percentage of consolidated free cash flow to revenue and total return to shareholders relative to the companies in the Russell 2000® Value small cap index. As of September 30, 2012, the Company expects that Common Stock equal to 170 percent of the Performance Unit targets will be earned. The market price on the date of grant for the Performance Units was $23.09 per share. Based on the expected achievement of performance targets, the Company is recognizing stock-based compensation expense pro-rata over the vesting term of the Performance Units.

RSUs

During the nine months ended September 30, 2012, the Company awarded 12,025 RSUs to the Board of Directors (the “Director Awards”).  The weighted average grant date fair value of the Director Awards was $27.05 per share and the awards vest one year from the date of grant. During the vesting period, the holders of Director Awards are entitled to dividends, but the shares do not have voting rights and are forfeited in the event the holder is no longer a member of the Board of Directors. In addition, the Company issued 664 RSUs in lieu of dividends on RSUs held by non-U.S. employees and a member of the Board of Directors. For the nine months ended September 30, 2012, the aggregate intrinsic value of 635,000 RSUs awarded to LTCP participants that vested was $15.0 million.

Excess Tax Benefits

The Company accounts for stock-based compensation pursuant to the fair value recognition provisions of ASC Topic 718, Compensation—Stock Compensation (“ASC Topic 718”).  ASC Topic 718 requires the reporting of excess tax benefits related to the exercise or vesting of stock-based awards as cash provided by financing activities within the statement of cash flows.  Excess tax benefits represent the difference between the tax deduction the Company will receive on its tax return for compensation recognized by employees upon the vesting or exercise of stock-based awards and the tax benefit recognized for the grant date fair value of such awards.  Excess tax benefits are a non-cash item and therefore a reduction in cash flow from operations is recorded to offset the amount of excess tax benefits reported in cash flows from financing activities. For the nine months ended September 30, 2012 and 2011, the Company recognized excess tax benefits related to the exercise or vesting of stock-based awards of $5.1 million and $0.8 million, respectively.

Note 8.  Goodwill and Other Intangible Assets

The following table presents changes in the carrying amount of goodwill for the nine months ended September 30, 2012.  All such goodwill is reported in the Technical Products segment.

	Gross Amount	Cumulative Impairment Losses	Net
Balance at December 31, 2012	$94.0	$(53.5)	$40.5
Foreign currency translation	(0.3)	0.1	(0.2)

Balance at September 30, 2012	$93.7	$(53.4)	$40.3

The following table presents the gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization.

	September 30, 2012		December 31, 2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets
Customer based intangibles	$16.0	$(5.8)	$14.1	$(5.0)
Trade names and trademarks	5.5	(3.2)	5.4	(2.8)
Acquired technology	1.0	(0.6)	1.0	(0.5)
Total	22.5	(9.6)	20.5	(8.3)
Unamortizable intangible assets:
Trade names	21.2	—	9.7	—
Total	$43.7	$(9.6)	$30.2	$(8.3)

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

Note 9.  Stockholders’ Equity

Common Stock

The Company has authorized 100 million shares of Common Stock. Holders of the Company’s Common Stock are entitled to one vote per share. As of September 30, 2012 and December 31, 2011, the Company had 15,795,521 and 15,593,506 shares of Common Stock outstanding, respectively.

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

The Company expects to fund the Stock Purchase Plan using cash on hand or Revolver borrowings. For the nine months ended September 30, 2012, the Company purchased approximately 47,000 shares of Common Stock at an aggregate cost of $1.2 million.

For the nine months ended September 30, 2012 and 2011, the Company acquired 214,000 and 25,000 shares of Common Stock, respectively, at a cost of approximately $5.1 million and $0.5 million, respectively, for shares surrendered by employees to pay taxes due on vested restricted stock awards and the exercise of SARs.

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

US Tax Audit — Tax Years 2007 and 2008

In December 2010, the IRS issued a Revenue Agent’s Report for the 2007 and 2008 tax years. The Company submitted a protest to the Appeals Division of the IRS with respect to certain unresolved issues which involve a proposed IRS adjustment with respect to dual consolidated losses (“DCLs”) and the recapture of net operating losses emanating from the Company’s former Canadian operations. The Company’s protest asserts that the IRS made several errors in its assessment of the DCL rules and, as such, the proposed adjustment is erroneous. As of September 30, 2012 and December 31, 2011, no amounts were reserved related to these issues. The Company is vigorously contesting this proposed adjustment, however, the outcome is uncertain and, should the Company not prevail, the outcome could have a material effect on the Company’s results of operations, cash flows and financial position. It is reasonably possible that these matters could be resolved in the Company’s favor during the next 12 months. The Company believes it is remote that its liability for unrecognized tax benefits related to these matters will significantly increase within the next 12 months.

German Tax Audit — Tax Years 2006 to 2007

In November 2010, the Company received a tax examination report from the German tax authorities challenging certain interest expense deductions claimed on the Company’s tax returns for the years 2006 and 2007. The Company is indemnified by FiberMark, Inc. for any tax liabilities arising from the operations of Neenah Germany prior to October 2006. In August 2011, the Company received tax assessments totaling €3.7 million from the German tax authorities and submitted an appeal challenging these assessments. As of September 30, 2012, the German tax authorities had not rendered a decision on the Company’s appeal. The Company believes that the finding in the report is improper and will be rejected on appeal. As of September 30, 2012 and December 31, 2011, no amounts were reserved related to these issues. Management intends to vigorously contest the finding in the report, however, the outcome is uncertain and, should the Company not prevail, the outcome could have a material effect on the Company’s results of operations, cash flows and financial position. Although it is reasonably possible that these matters could be resolved in our favor during the next 12 months, the timing is uncertain. We believe it is remote that our liability for unrecognized tax benefits related to these matters will significantly increase within the next 12 months.

In November 2011, the Company paid €1.5 million and in January 2012 paid an additional €0.3 million against the tax assessments. Consistent with the Company’s conclusion to not recognize a liability related to the tax assessments, the Company reflected these payments, and accrued interest thereon, as assets ($2.5 million in “Income taxes receivable” on the consolidated balance sheet as of September 30, 2012). In January 2012, the Company provided certain additional information requested by the German tax authorities. Pending the German tax authorities consideration of such additional information, the Company does not anticipate that additional payments will be required. As of September 30, 2012, the Company believes it is more likely than not that it will prevail on this appeal and all amounts paid, plus accrued interest, will be refunded.

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

As of September 30, 2012, approximately 600 hourly employees in the United States were covered by collective bargaining agreements that have expired or will expire within the next 12-months. Under German law, union membership is voluntary and does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement with the IG BCE that expires in May 2013 cannot be determined. The Company believes it has satisfactory relations with its employees covered by such collective bargaining agreements.

Note 11.  Business Segment Information

The Company reports its operations in three segments: Technical Products, Fine Paper and Other. The technical products business is an international producer of filtration media; durable, saturated and coated substrates for a variety of end uses. The fine paper business is a producer of premium writing, text, cover and specialty papers, including luxury packaging and labels.  The other segment includes the Index, Tag and Vellum Bristol brands. Each segment employs different technologies and marketing strategies.  Disclosure of segment information is on the same basis that management uses internally for evaluating segment performance and allocating resources.  Transactions between segments are eliminated in consolidation. The costs of shared services, and other administrative functions managed on a common basis, are allocated to the segments based on usage, where possible, or other factors based on the nature of the activity.  General corporate expenses that do not directly support the operations of the business segments are shown as Unallocated corporate costs.

The following table summarizes the net sales, operating income and total assets for each of the Company’s business segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales
Technical Products	$98.7	$107.1	$311.6	$326.9
Fine Paper	99.1	67.8	281.8	203.6
Other	8.5	—	22.8	—
Consolidated	$206.3	$174.9	$616.2	$530.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating income
Technical Products	$6.4	$5.6	$31.2	$25.9
Fine Paper	12.8	9.5	36.9	30.0
Other	0.5	—	1.8	—
Unallocated corporate costs	(3.4)	(2.6)	(15.4)	(12.9)
Consolidated	$16.3	$12.5	$54.5	$43.0

	September 30, 2012	December 31, 2011
Total Assets
Technical Products	$344.3	$336.3
Fine Paper	214.8	162.2
Corporate and other	48.3	66.6
Total	$607.4	$565.1

Note 12.  Condensed Consolidating Financial Information

Neenah Canada, Neenah Paper Michigan, Inc.; NPCC Holding Company, LLC; Neenah Paper FVC, Inc.; Neenah Paper FR, LLC; Neenah Paper International, LLC and Neenah Paper International Holding Company, LLC (the “Guarantor Subsidiaries”) guarantee the Company’s Senior Notes. The Guarantor Subsidiaries are 100 percent owned by the Company and all guarantees are full and unconditional.  The following condensed consolidating financial information is presented in lieu of consolidated financial statements for the Guarantor Subsidiaries as of September 30, 2012 and December 31, 2011 and for the three months ended September 30, 2012 and 2011. The Second Amended Credit Agreement removes Neenah Canada as a Guarantor Subsidiary.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2012

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$108.5	$35.3	$62.5	$—	$206.3
Cost of products sold	86.4	28.7	55.5	—	170.6
Gross profit	22.1	6.6	7.0	—	35.7
Selling, general and administrative expenses	12.5	2.4	3.6	—	18.5
Acquisition integration costs	0.3	—	—	—	0.3
Other expense - net	—	0.3	0.3	—	0.6
Operating income	9.3	3.9	3.1	—	16.3
Equity in earnings of subsidiaries	(5.1)	—	—	5.1	—
Interest expense-net	3.2	—	0.1	—	3.3
Income from continuing operations before income taxes	11.2	3.9	3.0	(5.1)	13.0
Provision for income taxes	2.1	1.6	0.1	—	3.8
Income from continuing operations	9.1	2.3	2.9	(5.1)	9.2
Loss from discontinued operations, net of income taxes	—	(0.1)	—	—	(0.1)
Net income	$9.1	$2.2	$2.9	$(5.1)	$9.1

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2011

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$67.1	$34.4	$73.4	$—	$174.9
Cost of products sold	51.7	29.2	66.6	—	147.5
Gross profit	15.4	5.2	6.8	—	27.4
Selling, general and administrative expenses	9.2	2.1	3.8	—	15.1
Other (income) expense - net	(0.2)	0.1	(0.1)	—	(0.2)
Operating income	6.4	3.0	3.1	—	12.5
Equity in earnings of subsidiaries	(5.1)	—	—	5.1	—
Interest expense-net	3.3	—	0.3	—	3.6
Income from continuing operations before income taxes	8.2	3.0	2.8	(5.1)	8.9
Provision for income taxes	1.5	0.4	0.2	—	2.1
Income from continuing operations	6.7	2.6	2.6	(5.1)	6.8
Loss from discontinued operations, net of income taxes	—	(0.1)	—	—	(0.1)
Net income	$6.7	$2.5	$2.6	$(5.1)	$6.7

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2012

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$305.3	$107.0	$203.9	$—	$616.2
Cost of products sold	237.9	84.9	172.0	—	494.8
Gross profit	67.4	22.1	31.9	—	121.4
Selling, general and administrative expenses	36.0	8.0	13.1	—	57.1
SERP settlement charge	3.5	—	—	—	3.5
Acquisition integration costs	4.7	—	—	—	4.7
Loss on retirement of bonds	0.2	—	—	—	0.2
Other expense - net	0.1	0.9	0.4	—	1.4
Operating income	22.9	13.2	18.4	—	54.5
Equity in earnings of subsidiaries	(23.7)	—	—	23.7	—
Interest expense-net	9.9	—	0.5	—	10.4
Income from continuing operations before income taxes	36.7	13.2	17.9	(23.7)	44.1
Provision for income taxes	6.0	4.8	2.5	—	13.3
Income from continuing operations	30.7	8.4	15.4	(23.7)	30.8
Loss from discontinued operations, net of income taxes	—	(0.1)	—	—	(0.1)
Net income	$30.7	$8.3	$15.4	$(23.7)	$30.7

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2011

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$202.0	$110.8	$217.7	$—	$530.5
Cost of products sold	153.8	90.0	192.6	—	436.4
Gross profit	48.2	20.8	25.1	—	94.1
Selling, general and administrative expenses	30.7	7.7	11.7	—	50.1
Loss on retirement of bonds	2.4	—	—	—	2.4
Other (income) expense - net	(0.5)	0.3	(1.2)	—	(1.4)
Operating income	15.6	12.8	14.6	—	43.0
Equity in earnings of subsidiaries	(20.8)	—	—	20.8	—
Interest expense-net	10.9	0.1	0.8	—	11.8
Income from continuing operations before income taxes	25.5	12.7	13.8	(20.8)	31.2
Provision for income taxes	4.1	4.2	1.3	—	9.6
Income from continuing operations	21.4	8.5	12.5	(20.8)	21.6
Loss from discontinued operations, net of income taxes	—	(0.2)	—	—	(0.2)
Net income	$21.4	$8.3	$12.5	$(20.8)	$21.4

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Three Months Ended September 30, 2012

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net income	$9.1	$2.2	$2.9	$(5.1)	$9.1
Unrealized foreign currency translation gain (loss)	—	(0.2)	6.4	—	6.2
Reclassification of amortization of adjustments to pension and other postretirement benefit liabilities recognized in net periodic benefit cost	0.4	0.8	—	—	1.2
Income from other comprehensive income items	0.4	0.6	6.4	—	7.4
Provision for income taxes	0.1	0.3	—	—	0.4
Other comprehensive income	0.3	0.3	6.4	—	7.0
Comprehensive income	$9.4	$2.5	$9.3	$(5.1)	$16.1

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Three Months Ended September 30, 2011

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net income	$6.7	$2.5	$2.6	$(5.1)	$6.7
Unrealized foreign currency translation gain (loss)	—	0.3	(11.3)	—	(11.0)
Reclassification of amortization of adjustments to pension and other postretirement benefit liabilities recognized in net periodic benefit cost	0.4	0.2	—	—	0.6
Unrealized loss on “available-for-sale” securities	(0.1)	—	—	—	(0.1)
Income (loss) from other comprehensive income items	0.3	0.5	(11.3)	—	(10.5)
Provision for income taxes	0.1	0.1	—	—	0.2
Other comprehensive income (loss)	0.2	0.4	(11.3)	—	(10.7)
Comprehensive income (loss)	$6.9	$2.9	$(8.7)	$(5.1)	$(4.0)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2012

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net income	$30.7	$8.3	$15.4	$(23.7)	$30.7
Unrealized foreign currency translation loss	—	(0.2)	(0.6)	—	(0.8)
Net gain (loss) from adjustments to pension and other postretirement benefit liabilities	5.3	(4.2)	—	—	1.1
Reclassification of amortization of adjustments to pension and other postretirement benefit liabilities recognized in net periodic benefit cost	1.4	2.3	—	—	3.7
SERP settlement charge	3.5	—	—	—	3.5
Curtailment loss	0.2	0.1	—	—	0.3
Unrealized gain on “available-for-sale” securities	0.1	—	—	—	0.1
Income (loss) from other comprehensive income items	10.5	(2.0)	(0.6)	—	7.9
Provision (benefit) for income taxes	4.0	(0.7)	—	—	3.3
Other comprehensive income (loss)	6.5	(1.3)	(0.6)	—	4.6
Comprehensive income	$37.2	$7.0	$14.8	$(23.7)	$35.3

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2011

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net income	$21.4	$8.3	$12.5	$(20.8)	$21.4
Unrealized foreign currency translation gain	—	0.2	4.5	—	4.7
Net gain from pension and other postretirement benefit liabilities	0.1	—	—	—	0.1
Reclassification of amortization of adjustments to pension and other postretirement benefit liabilities recognized in net periodic benefit cost	1.1	0.7	—	—	1.8
Income from other comprehensive income items	1.2	0.9	4.5	—	6.6
Provision for income taxes	0.4	0.3	—	—	0.7
Other comprehensive income	0.8	0.6	4.5	—	5.9
Comprehensive income	$22.2	$8.9	$17.0	$(20.8)	$27.3

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2012

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

ASSETS
Current assets
Cash and cash equivalents	$—	$1.7	$4.9	$—	$6.6
Accounts receivable, net	45.7	18.9	35.2	—	99.8
Inventories	57.1	12.4	29.8	—	99.3
Income taxes receivable	—	—	2.5	—	2.5
Deferred income taxes	26.4	2.5	0.4	—	29.3
Intercompany amounts receivable	18.9	44.3	—	(63.2)	—
Prepaid and other current assets	5.0	2.0	4.9	—	11.9
Total current assets	153.1	81.8	77.7	(63.2)	249.4
Property, plant and equipment, at cost	275.9	103.1	212.0	—	591.0
Less accumulated depreciation	204.7	69.1	69.8	—	343.6
Property, plant and equipment — net	71.2	34.0	142.2	—	247.4
Investments In Subsidiaries	246.5	—	—	(246.5)	—
Deferred Income Taxes	20.8	4.7	—	—	25.5
Goodwill	—	—	40.3	—	40.3
Intangible Assets—net	16.2	—	17.9	—	34.1
Other Assets	5.2	0.1	5.4	—	10.7
TOTAL ASSETS	$513.0	$120.6	$283.5	$(309.7)	$607.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$—	$—	$1.6	$—	$1.6
Accounts payable	25.7	5.3	11.4	—	42.4
Intercompany amounts payable	44.2	18.8	0.2	(63.2)	—
Accrued expenses	31.5	8.4	16.1	—	56.0
Total current liabilities	101.4	32.5	29.3	(63.2)	100.0
Long-term Debt	175.8	—	5.7	—	181.5
Deferred Income Taxes	—	—	14.7	—	14.7
Noncurrent Employee Benefits and Other	31.9	38.3	37.1	—	107.3
TOTAL LIABILITIES	309.1	70.8	86.8	(63.2)	403.5
STOCKHOLDERS’ EQUITY	203.9	49.8	196.7	(246.5)	203.9
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$513.0	$120.6	$283.5	$(309.7)	$607.4

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2011

	Neenah Paper, Inc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

ASSETS
Current assets
Cash and cash equivalents	$9.7	$2.0	$1.1	$—	$12.8
Restricted cash	7.0	—	—	—	7.0
Accounts receivable, net	22.9	18.1	30.4	—	71.4
Inventories	33.4	9.4	26.0	—	68.8
Income taxes receivable	—	—	1.9	—	1.9
Deferred income taxes	15.4	2.2	—	—	17.6
Intercompany amounts receivable	18.1	42.4	—	(60.5)	—
Prepaids and othe current assets	5.6	2.0	6.4	—	14.0
Total current assets	112.1	76.1	65.8	(60.5)	193.5
Property, plant and equipment at cost	269.2	100.4	209.6	—	579.2
Less accumulated depreciation	198.5	66.8	61.6	—	326.9
Property, plant and equipment — net	70.7	33.6	148.0	—	252.3
Investments in Subsidiaries	225.0	—	—	(225.0)	—
Deferred Income Taxes	38.7	6.8	—	—	45.5
Goodwill	—	—	40.5	—	40.5
Intangible Assets—net	2.8	—	19.1	—	21.9
Other Assets	5.8	0.1	5.5	—	11.4
TOTAL ASSETS	$455.1	$116.6	$278.9	$(285.5)	$565.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$—	$—	$21.7	$—	$21.7
Accounts payable	16.0	6.6	7.6	—	30.2
Intercompany amounts payable	42.4	18.1	—	(60.5)	—
Accrued expenses	32.4	7.5	11.7	—	51.6
Total current liabilities	90.8	32.2	41.0	(60.5)	103.5
Long-term Debt	158.0	—	6.5	—	164.5
Deferred Income Taxes	—	—	16.0	—	16.0
Noncurrent Employee Benefits and Other Obligations	39.6	37.7	37.1	—	114.4
TOTAL LIABILITIES	288.4	69.9	100.6	(60.5)	398.4
STOCKHOLDERS’ EQUITY	166.7	46.7	178.3	(225.0)	166.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$455.1	$116.6	$278.9	$(285.5)	$565.1

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2012

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income	$30.7	$8.3	$15.4	$(23.7)	$30.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8.9	3.1	9.8	—	21.8
Stock-based compensation	2.0	—	1.9	—	3.9
Excess tax benefit from stock-based compensation	(5.1)	—	—	—	(5.1)
Deferred income tax provision (benefit)	3.0	7.5	(1.6)	—	8.9
Inventory acquired in Wausau acquisition	(6.6)	—	—	—	(6.6)
SERP payment, net of settlement charge	(3.4)	—	—	—	(3.4)
Loss on retirement of bonds	0.2	—	—	—	0.2
Loss on asset dispositions	0.2	—	—	—	0.2
Increase in working capital	(22.7)	(3.9)	(0.2)	—	(26.8)
Equity in earnings of subsidiaries	(23.7)	—	—	23.7	—
Pension and other postretirement benefits	(2.8)	1.0	0.5	—	(1.3)
Other	—	(0.6)	—	—	(0.6)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(19.3)	15.4	25.8	—	21.9
INVESTING ACTIVITIES
Capital expenditures	(8.4)	(3.8)	(3.6)	—	(15.8)
Decrease in restricted cash	7.0	—	—	—	7.0
Purchase of marketable securities	(0.1)	—	—	—	(0.1)
Purchase of Wausau brands	(14.1)	—	—	—	(14.1)
Other	(0.2)	0.1	0.3	—	0.2
NET CASH USED IN INVESTING ACTIVITIES	(15.8)	(3.7)	(3.3)	—	(22.8)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	45.2	—	—	—	45.2
Repayments of long-term debt	(27.5)	—	(0.8)	—	(28.3)
Short-term borrowings	—	—	1.2	—	1.2
Repayments of short-term debt	—	—	(21.1)	—	(21.1)
Shares purchased	(6.3)	—	—	—	(6.3)
Proceeds from exercise of stock options	4.9	—	—	—	4.9
Excess tax benefit from stock-based compensation	5.1	—	—	—	5.1
Cash dividends paid	(5.8)	—	—	—	(5.8)
Other	(0.2)	—	—	—	(0.2)
Intercompany transfers - net	10.0	(12.0)	2.0	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	25.4	(12.0)	(18.7)	—	(5.3)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9.7)	(0.3)	3.8	—	(6.2)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9.7	2.0	1.1	—	12.8
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$1.7	$4.9	$—	$6.6

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2011

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income	$21.4	$8.3	$12.5	$(20.8)	$21.4
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9.0	3.2	11.3	—	23.5
Stock-based compensation	2.9	—	0.2	—	3.1
Excess tax benefit from stock-based compensation	(0.8)	—	—	—	(0.8)
Deferred income tax provision (benefit)	4.1	3.5	(1.7)	—	5.9
Loss on retirement of bonds	2.4	—	—	—	2.4
Increase in working capital	(4.0)	(1.1)	(5.1)	—	(10.2)
Equity in earnings of subsidiaries	(20.8)	—	—	20.8	—
Pension and other postretirement benefits	(0.7)	(4.5)	0.4	—	(4.8)
Other	(0.1)	(0.8)	(0.1)	—	(1.0)
NET CASH PROVIDED BY OPERATING ACTIVITIES	13.4	8.6	17.5	—	39.5
INVESTING ACTIVITIES
Capital expenditures	(4.2)	(1.8)	(12.9)	—	(18.9)
Purchase of marketable securities	(5.3)	—	—	—	(5.3)
Other	0.2	(0.1)	0.3	—	0.4
NET CASH USED IN INVESTING ACTIVITIES	(9.3)	(1.9)	(12.6)	—	(23.8)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	27.8	—	—	—	27.8
Debt issuance costs	(0.4)	—	—	—	(0.4)
Repayments of long-term debt	(88.4)	—	(0.9)	—	(89.3)
Short-term borrowings	—	—	8.5	—	8.5
Repayments of short-term debt	—	—	(3.7)	—	(3.7)
Shares purchased	(0.5)	—	—	—	(0.5)
Proceeds from exercise of stock options	1.5	—	—	—	1.5
Excess tax benefit from stock-based compensation	0.8	—	—	—	0.8
Cash dividends paid	(5.0)	—	—	—	(5.0)
Intercompany transfers - net	15.2	(7.0)	(8.2)	—	—
NET CASH USED IN FINANCING ACTIVITIES	(49.0)	(7.0)	(4.3)	—	(60.3)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	0.1	—	0.1
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(44.9)	(0.3)	0.7	—	(44.5)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	45.0	2.4	0.9	—	48.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$0.1	$2.1	$1.6	$—	$3.8

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our financial position as of September 30, 2012 and our results of operations for the three and nine months ended September 30, 2012 and 2011. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

For the three months ended September 30, 2012, consolidated net sales increased $31.4 million from the prior year period to $206.3 million primarily due to incremental volume from the brands acquired from Wausau.

Consolidated operating income of $16.3 million for the three months ended September 30, 2012 increased $3.8 million from the prior year period. Excluding acquisition related integration costs of approximately $0.3 million, operating income for the three months ended September 30, 2012 increased $4.1 million or 33 percent from the prior year period primarily due to incremental volume related to the brands acquired from Wausau, lower manufacturing input costs, a more favorable product mix in our Technical Products business, improved manufacturing efficiencies in both businesses and higher selling prices in our fine paper business, partially offset by higher marketing and other costs related to the brands acquired from Wausau.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, earnings before interest and taxes (which we refer to as “operating income”) and other information relevant to an understanding of our results of operations for the three and nine months ended September 30, 2012 and 2011.

Analysis of Net Sales— Three and nine months ended September 30, 2012 and 2011

The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Technical Products	48%	61%	50%	62%
Fine Paper	48%	39%	46%	38%
Other	4%	0%	4%	0%
Total	100%	100%	100%	100%

Commentary:

The following table presents our net sales by segment for the three months ended September 30, 2012 and 2011:

			Change in Net Sales Compared to Prior Period
	Three Months			Change Due To
	Ended September 30,				Average
	2012	2011	Total Change	Volume	Net Price	Currency
Technical Products	$98.7	$107.1	$(8.4)	$(2.2)	$1.9	$(8.1)
Fine Paper	99.1	67.8	31.3	31.3	—	—
Other	8.5	—	8.5	8.5	—	—
Consolidated	$206.3	$174.9	$31.4	$37.6	$1.9	$(8.1)

Consolidated net sales for the three months ended September 30, 2012 were $31.4 million higher than the prior year period due to incremental volume related to the brands acquired from Wausau.

•                  Net sales in our technical products business decreased $8.4 million or eight percent as higher average net prices were more than offset by unfavorable currency effects and lower shipment volume.  Excluding the effect of changes in foreign currency exchange rates, net sales decreased $0.3 million.  Higher average net prices reflected a sales mix with a higher proportion of higher-value products.  Unfavorable currency exchange effects reflected a 12 percent strengthening of the U.S. dollar relative to the Euro during the third quarter of 2012.  Sales volumes decreased from the prior year period primarily due to lower tape volume.

•                  Net sales in our fine paper business increased $31.3 million or 46 percent from the prior year period due to a 62 percent increase in volume primarily due to incremental volume related to the acquisition of the Wausau brands, and double digit volume growth in packaging, label and premium branded shipments.  Average net price was unchanged from the prior year as higher average selling prices were offset by a sales mix that included a higher proportion of lower-priced products.

•                  Other net sales were $8.5 million and reflected sales volume for the Index, Tag and Vellum Bristol brands.

The following table presents our net sales by segment for the nine months ended September 30, 2012 and 2011:

			Change in Net Sales Compared to Prior Period
	Nine Months			Change Due To
	Ended September 30,				Average
	2012	2011	Total Change	Volume	Net Price	Currency
Technical Products	$311.6	$326.9	$(15.3)	$(7.2)	$11.4	$(19.5)
Fine Paper	281.8	203.6	78.2	79.4	(1.2)	—
Other	22.8	—	22.8	22.8	—	—
Consolidated	$616.2	$530.5	$85.7	$95.0	$10.2	$(19.5)

Consolidated net sales for the nine months ended September 30, 2012 were $85.7 million higher than the prior year period primarily due to incremental volume related to the brands acquired from Wausau.

•                  Net sales in our technical products business decreased $15.3 million or five percent as higher average net prices were more than offset by unfavorable currency effects and lower shipment volume.  Excluding the effect of changes in foreign currency exchange rates, net sales increased $4.2 million.  Higher average net prices reflected a sales mix with a higher proportion of higher-value products, as well as selling price increases.  Sales volumes decreased from the prior year as growth in wall covering and transportation filtration shipments was more than offset by lower tape volume.  Unfavorable currency exchange effects reflected a nine percent strengthening of the U.S. dollar relative to the Euro during the first nine months of 2012.

•                  Net sales in our fine paper business increased $78.2 million or 38 percent from the prior year period due to a 50 percent increase in volume primarily due to incremental volume related to the acquisition of the Wausau brands, and strong volume growth in packaging, label and premium branded shipments.  Average net price was lower than the prior year as higher average selling prices were more than offset by a product mix that included a higher proportion of lower priced products.

•                  Other net sales were $22.8 million and reflected sales volume for the Index, Tag and Vellum Bristol brands.

The following table sets forth line items from our condensed consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	82.7	84.3	80.3	82.3
Gross profit	17.3	15.7	19.7	17.7
Selling, general and administrative expenses	9.0	8.6	9.3	9.4
SERP settlement charge	—	—	0.5	—
Acquisition integration costs	0.1	—	0.8	—
Loss on retirement of bonds	—	—	—	0.5
Other (income) expense - net	0.3	(0.1)	0.2	(0.3)
Operating income	7.9	7.2	8.9	8.1
Interest expense-net	1.6	2.1	1.7	2.2
Income from continuing operations before income taxes	6.3	5.1	7.2	5.9
Provision for income taxes	1.8	1.2	2.2	1.8
Income from continuing operations	4.5%	3.9%	5.0%	4.1%

Analysis of Operating Income—Three and nine months ended September 30, 2012 and 2011

Commentary:

The following table presents our operating income by segment for the three months ended September 30, 2012 and 2011:

			Change in Operating Income Compared to Prior Period
	Three Months			Change Due To
	Ended September 30,		Total		Net	Material
	2012	2011	Change	Volume (a)	Price (b)	Costs (c)	Currency	Other (d) (e)
Technical Products	$6.4	$5.6	$0.8	$(0.4)	$1.4	$1.1	$(0.3)	$(1.0)
Fine Paper	12.8	9.5	3.3	6.2	0.7	2.7	—	(6.3)
Other	0.5	—	0.5	0.5	—	—	—	—
Unallocated corporate costs	(3.4)	(2.6)	(0.8)	—	—	—	—	(0.8)
Consolidated	$16.3	$12.5	$3.8	$6.3	$2.1	$3.8	$(0.3)	$(8.1)

(a)	Includes changes in unit volume and over (under) absorption of fixed costs.
(b)	Includes changes in selling price and product mix.
(c)	Includes price changes for raw materials and energy.
(d)	Includes other manufacturing costs, distribution and selling, general and administrative expenses.
(e)	For the three months ended September 30, 2012, Fine Paper results include $0.3 million of integration costs related to the brands acquired from Wausau.

Consolidated operating income of $16.3 million for the three months ended September 30, 2012 increased $3.8 million from the prior year period. Excluding acquisition related integration costs of approximately $0.3 million in 2012, operating income for the three months ended September 30, 2012 increased $4.1 million or 33 percent from the prior year period primarily due to incremental volume and manufacturing efficiencies related to the brands acquired from Wausau, lower manufacturing input costs, a more favorable product mix in our Technical Products business and higher selling prices in our fine paper business, partially offset by higher marketing and other costs related to the brands acquired from Wausau.

•         Operating income for our technical products business increased $0.8 million or 14 percent from the prior year period.  The operating income improvement resulted from a more favorable product mix, due to higher value filtration, industrial products and label shipments representing a higher proportion of sales; and lower manufacturing input costs. Combined, these favorable items more than offset higher spending for certain operating costs.

•         Operating income for our fine paper business increased $3.3 million or 35 percent from the prior year period. Excluding acquisition related integration costs of approximately $0.3 million, operating income increased $3.6 million.  The improvement in operating income was primarily due to incremental volume and manufacturing efficiencies related to the brands acquired from Wausau and lower manufacturing inputs costs, primarily for pulp.  These items were partially offset by higher distribution and packaging costs, and selling, general and administrative (“SG&A”) spending, mostly related to the additional volume.

•         Other operating income was $0.5 million and reflected the operating results for the Index, Tag and Vellum Bristol brands.

•         Unallocated corporate expenses for the three months ended September 30, 2012 were $3.4 million and were $0.8 million unfavorable to the prior year period due to lower spending levels and the timing of certain items in the prior year period.

The following table presents our operating income by segment for the nine months ended September 30, 2012 and 2011:

			Change in Operating Income Compared to Prior Period
	Nine Months			Change Due To
	Ended September 30,		Total		Net	Material
	2012	2011	Change	Volume (a)	Price (b)	Costs (c)	Currency	Other (d) (e) (f)
Technical Products	$31.2	$25.9	$5.3	$(0.9)	$6.9	$0.1	$(1.5)	$0.7
Fine Paper	36.9	30.0	6.9	20.1	1.4	7.5	—	(22.1)
Other	1.8	—	1.8	1.8	—	—	—	—
Unallocated corporate costs	(15.4)	(12.9)	(2.5)	—	—	—	—	(2.5)
Consolidated	$54.5	$43.0	$11.5	$21.0	$8.3	$7.6	$(1.5)	$(23.9)

(a)	Includes changes in unit volume and over (under) absorption of fixed costs.
(b)	Includes changes in selling price and product mix.
(c)	Includes price changes for raw materials and energy.
(d)	Includes other manufacturing costs, distribution and selling, general and administrative expenses.
(e)

For the nine months ended September 30, 2012 and 2011, unallocated corporate costs include a SERP settlement charge of $3.5 million and $2.4 million of costs related to the redemption of $65 million of Senior Notes, respectively.

(f)

For the nine months ended September 30, 2012, Fine Paper results include $4.7 million of integration costs related to the brands acquired from Wausau, and non-cash charges for the revaluation of inventory and profit in inventory.

Consolidated operating income of $54.5 million for the nine months ended September 30, 2012 increased $11.5 million from the prior year period. Excluding acquisition related integration costs of approximately $4.7 million and a SERP settlement charge of $3.5 million in 2012 and costs of $2.4 related to the early redemption of Senior Notes in 2011, operating income for the nine months ended September 30, 2012 increased $17.3 million or 40 percent from the prior year period with gains in both business segments.  The improvement in operating income was primarily due to incremental volume and manufacturing efficiencies related to the brands acquired from Wausau, lower manufacturing input costs in our Fine Paper business and higher average net prices. These favorable variances were partially offset by additional costs related to the acquisition of the Wausau brands, including certain non-recurring items.

•         Operating income for our technical products business increased $5.3 million or 20 percent from the prior year period.  The income improvement resulted from a more favorable product mix, reflecting growth in higher value filtration and wallcovering shipments; and higher selling prices for most products. Operating income also benefitted from manufacturing cost efficiencies.

•         Operating income for our fine paper business increased $6.9 million or 23 percent from the prior year period. Excluding acquisition related integration costs of approximately $4.7 million, operating income increased $11.6 million or 39 percent primarily due to incremental volume related to the brands acquired from Wausau, lower manufacturing input costs and higher average net selling prices; partially offset by SG&A and other costs, including spending and non-cash charges for the revaluation of inventory and profit in inventory, related to the purchase of the Wausau brands.

•         Other operating income was $1.8 million and reflected the operating results for the Index, Tag and Vellum Bristol brands.

•         Unallocated corporate expenses for the nine months ended September 30, 2012 were $15.4 million, or $2.5 million unfavorable to the prior year period.  Excluding the SERP settlement charge in 2012 and costs related to the redemption of Senior Notes in 2011, unallocated corporate expenses were $1.4 million unfavorable to the prior year due to higher employee benefit costs.

Additional Statement of Operations Commentary:

•         SG&A expense of $18.5 million for the three months ended September 30, 2012 was $3.4 million higher than the prior year period primarily due to higher selling and advertising costs related to the brands acquired from Wausau and lower spending levels and the timing of certain items in the prior year period. For the three months ended September 30, 2012, SG&A expense as a percentage of net sales was approximately 9.0 percent and was 0.4 percentage points higher than the prior year period as the increase in net sales in the current year period was more than offset by higher SG&A expenses. SG&A expense as a percentage of net sales for the nine months ended September 30, 2012, was approximately 9.3 percent and was 0.1 percentage point lower than the prior year period as the increase in net sales in the current year period more than offset higher SG&A expenses.

•         For the three months ended September 30, 2012, we incurred net interest expense of $3.3 million which was $0.3 million lower than the prior year.  The favorable comparison was primarily due to lower debt levels and lower average interest rates as a result of the redemption of $10 million of Senior Notes in April 2012.

•         For the three months ended September 30, 2012 and 2011, we recorded an income tax provision related to continuing operations of $3.8 million and $2.1 million, respectively.  The effective income tax rate for the three months ended September 30, 2012 and 2011was approximately 29 percent and 24 percent, respectively.  In general, our effective tax rate differs from the U.S. statutory tax rate of 35 percent primarily due to the proportion of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate and the benefits of our corporate tax structure.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2012	2011
Net cash flow provided by (used in):
Operating activities	$21.9	$39.5
Investing activities:
Capital expenditures	(15.8)	(18.9)
Purchase of Wausau brands	(14.1)	—
Other investing activities	7.1	(4.9)
Total	(22.8)	(23.8)

Financing activities	(5.3)	(60.3)

Net decrease in cash and cash equivalents (a)	(6.2)	(44.5)

(a)              Includes the effect of exchange rate changes on cash and cash equivalents.

Operating Cash Flow Commentary:

•         Cash provided by operating activities of $32.1 million for the three months ended September 30, 2012 was $7.1 million higher than cash provided by operating activities of $25 million in the prior year period.  The favorable comparison was primarily due to higher operating income and reduced investments in working capital. For the three months ended September 30, 2012, our investment in working capital decreased $12.4 million primarily due to lower inventory.

•         Cash provided by operating activities of $21.9 million for the nine months ended September 30, 2012 was $17.6 million lower than cash provided by operating activities of $39.5 million in the prior year period.  The unfavorable comparison was primarily due to $23.3 million of unusual items, consisting of a SERP payment of $6.9 million, a payment of $6.6 million to acquire Wausau inventory, excess tax benefits of $5.1 million related to the vesting or exercise of stock-based awards and acquisition integration costs of $4.7 million related to the acquisition of the Wausau brands in 2012. Excluding these items cash provided by operating activities for the nine months ended September 30, 2012 was $45.2 million or $4.9 million higher than the comparable prior year period amount as higher operating income more than offset increased investments in working capital. For the nine months ended September 30, 2012, our investment in working capital increased $26.8 million primarily due to higher accounts receivable and inventory related to the brands acquired from Wausau.

•         As of September 30, 2012, we had $68.0 million and $76.1 million of U.S. federal and state net operating losses (“NOLs”), respectively.  As of December 31, 2011, we had $96.7 million and $95.4 million of U.S. federal and state NOLs, respectively.  If not used, substantially all of the NOLs will expire in various amounts between 2028 and 2030.

Investing Commentary:

•         For the nine months ended September 30, 2012 and 2011, cash used by investing activities was $22.8 million and $23.8 million, respectively.  Cash used by investing activities for the nine months ended September 30, 2012 includes a payment of $14.1 million to acquire the Wausau brands offset by a $7.0 million reduction in restricted cash used to pay SERP benefits.

•         Capital expenditures for the nine months ended September 30, 2012 were $15.8 million compared to spending of $18.9 million in the prior year period.  In general, we have aggregate planned capital expenditures of approximately $25 to $30 million annually. We believe that the level of our capital spending for 2012 allows us to maintain the efficiency and cost effectiveness of these assets and invest in expanded capabilities for our manufacturing assets to successfully pursue strategic initiatives and deliver attractive returns.

Financing Commentary:

Our liquidity requirements are provided by cash generated from operations and short and long-term borrowings.

•         For the nine months ended September 30, 2012 and 2011, cash flow provided by financing activities was $5.3 million and $60.3 million, respectively. For the nine months ended September 30, 2011, cash flow used in financing activities included $65 million for the redemption of Senior Notes in March 2011.

•         Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of September 30, 2012, we had $27.8 million outstanding under our Revolver, outstanding letters of credit and other items of $0.7 million and $66.5 million of available credit. In addition, we had no amounts outstanding under the German Lines of Credit and €20.0 million ($25.2 million, based on exchanges rates at September 30, 2012) of available credit.

•         We have required debt payments through September 30, 2013 of $1.6 million for required amortization payments on our German Loan Agreement.

•         On October 11, 2012, we entered into the Second Amended and Restated Credit Agreement.  The Second Amended Credit Agreement, among other things: (i) extends the term of the prior credit facility by two years; (ii) increases the revolving credit commitment from $95 million to $105 million; (iii) adds a $30 million deferred draw Term Loan commitment, borrowings under which we will use to redeem a portion of our Senior Notes, (iv) reduces certain interest rates and fees payable by the borrowers on revolving credit borrowings; (v) removes Neenah Paper Company of Canada (“Neenah Canada”) as a Guarantor and releases liens and security interests previously granted by Neenah Canada; and (vi) makes certain definitional, administrative and covenant changes.  The revolving credit commitment includes a $10 million sublimit for letters of credit.

The Term Loan may be drawn in a single draw prior to November 30, 2012, and is subject to certain borrowing conditions.  Once drawn, the principal balance of the Term Loan is repayable in quarterly installments beginning on March 31, 2013.  Both the revolving credit commitment and the Term Loan mature on November 30, 2017 (or on August 15, 2014, if by that date the Senior Notes have not been redeemed, repurchased, defeased or repaid in full, or extended or refinanced to a date at least 90 days after November 30, 2017).

Third-party transactions

•         For the nine months ended September 30, 2012, cash and cash equivalents decreased $6.2 million to $6.6 million at September 30, 2012 from $12.8 million at December 31, 2011 and debt decreased $3.1 million to $183.1 million at September 30, 2012 from $186.2 million at December 31, 2011. Net debt increased by $3.1 million as higher operating income was more than offset by increased investments in working capital and costs related to the acquisition of the Wausau brands.

•         In April 2012, we redeemed $10 million in aggregate principal amount of the Senior Notes.  The redemption was financed with available Revolver borrowings.  In addition, from time to time, we may be in the market for the purpose of repurchasing our Senior Notes.  Any such purchases are not expected to have a material effect on our liquidity.

•         On October 16, 2012, we elected to conduct the Third Early Redemption of $58 million of our Senior Notes. The Senior Notes will be purchased at par value on November 15, 2012. The Third Early Redemption will be financed by a combination of borrowings using the Company’s existing revolving credit facility and a new $30 million Term Loan. As of September 30, 2012 there were $148 million of Senior Notes outstanding.

Transactions with shareholders

•         For the nine months ended September 30, 2012 and 2011, we paid aggregate cash dividends of $0.36 per share ($5.8 million) and $0.33 per share ($5.0 million), respectively.

•          In May 2012, we announced the Stock Purchase Plan that would allow for the purchase of up to $10 million of our outstanding Common Stock. The timing and amount of any purchases will depend on share price, market conditions and other factors. The Stock Purchase Plan does not require the purchase of any specific number of shares and may be suspended or discontinued at any time. For the nine months ended September 30, 2012, we purchased approximately 47,000 shares of Common Stock at an aggregate cost of $1.2 million.

•         For the nine months ended September 30, 2012, we acquired approximately 214,000 shares of Common Stock at a cost of $5.1 million for shares surrendered by employees to pay taxes due on vested restricted stock awards.  In addition we received $4.8 million in proceeds from the exercise of employee stock options.

•         For the nine months ended September 30, 2012, we recognized excess tax benefits of $5.1 million related to the vesting or exercise of stock-based awards.

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

•                  failure to realize the anticipated revenue enhancements, cost savings and other benefits expected from our acquisition of the Wausau premium brands or other acquisitions that we may effect from time-to-time;

•                  the availability of raw materials and energy;

•                  the competitive environment;

•                  capital and credit market volatility and fluctuations in global equity and fixed-income markets;

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

As of September 30, 2012, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal year 2012. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are currently evaluating the internal controls over financial reporting related to the premium paper brands and other assets acquired from Wausau in January 2012. Further discussion of this acquisition can be found in Note 3 “Acquisitions” to our condensed consolidated financial statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities:

The following table contains information about our purchases of our equity securities for the three months ended September 30, 2012.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs ($ in millions)
July 1, 2012 — July 31, 2012	644	$27.52	—	$—
August 1, 2012 — August 31, 2012	—	$—	—	$—
September 1, 2012 — September 30, 2012	26	$30.08	—	$—

(a)          Represents the purchase of 670 of common shares from employees to satisfy tax withholding requirements upon the vesting of stock-based awards. None of such purchases were made in the open market. The average price paid on such purchases is based upon the closing sales price on the New York Stock Exchange on the date of the transaction.

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

November 7, 2012