Form 10-K
period 2012-12-31
Neenah Paper Inc
filed 2013-03-07
CIK 1296435

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the registrant's common stock held by non-affiliates on June 30, 2012 (based on the closing stock price on the New York Stock Exchange) on such date was approximately $422,000,000.

        As of February 22, 2013, there were 15,935,000 shares of the Company's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information contained in the definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on May 30, 2013 is incorporated by reference into Part III hereof.

PART I

In this report, unless the context requires otherwise, references to "we," "us," "our," "Neenah" or the "Company" are intended to mean Neenah Paper, Inc., its consolidated subsidiaries and predecessor companies.

Item 1.    Business

Overview

We are organized into two primary businesses: a specialty, performance-based, technical products business and a premium fine papers business.

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

We believe our fine paper business is the leading supplier of premium writing, text and cover papers, bright papers and specialty papers in North America. Our premium writing, text, cover and specialty papers are used in commercial printing and imaging applications for corporate identity packages, invitations, personal stationery and corporate annual reports, as well as premium labels and luxury packaging. Our bright papers are used in applications such as direct mail, advertising inserts, scrapbooks and marketing collateral. Our products include some of the most recognized and preferred fine paper brands in North America, where we enjoy leading market positions in many of our product categories. We sell our products primarily to authorized paper distributors, converters, specialty businesses and major retail customers. Our fine paper manufacturing facilities are located in Appleton, Neenah and Whiting, Wisconsin. On January 31, 2012, we purchased certain premium fine paper brands and other assets from Wausau Paper Mills, LLC, a subsidiary of Wausau Paper Corp. ("Wausau").

Recent Developments

On January 31, 2013, we completed the purchase of certain premium business paper brands from the Southworth Company ("Southworth"). These brands, including Southworth®, which is the leading writing, text and cover brand sold in the retail channel, are sold largely to major retail customers. Annual sales from the acquired brands are expected to be approximately $20 million. The purchase was financed through our existing credit facility and cash on hand.

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

Neenah Paper FVC, LLC is a Delaware limited liability company and wholly owned subsidiary of Neenah that owns all of the equity of Neenah Paper FR, LLC. Neenah Paper FR, LLC is a Delaware limited liability company that owns the real estate, mills and manufacturing assets associated with our fine paper operation in Appleton, Wisconsin.

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

Technical Products. In 1952, we purchased what is now our Munising, Michigan mill. Subsequent to the purchase, we converted the mill to produce durable, saturated and coated papers for sale and use in a variety of industrial applications for our technical products business. In October 2006, we purchased the outstanding interests of FiberMark Services GmbH & Co. KG and the outstanding interests of FiberMark Beteiligungs GmbH (collectively "Neenah Germany"). The Neenah Germany assets consist of two mills located near Munich, Germany and a third mill near Frankfurt, Germany, that produce a wide range of products, including transportation and other filter media, nonwoven wall coverings, masking and other tapes, abrasive backings, and specialized printing and coating substrates.

Fine Paper. The fine paper business was incorporated in 1885 as Neenah Paper Company, which initially operated a single paper mill in Neenah, Wisconsin. We acquired the mill in 1956. In 1981, we purchased an additional mill located in Whiting, Wisconsin to increase the production capacity of the fine paper business. In the late 1980s and early 1990s, we expanded the capacity of the fine paper business by building two new paper machines at the Whiting mill, rebuilding two existing paper machines at the Whiting mill and completing a major expansion of the Neenah facility with the installation of a new paper machine, a new finishing center, a new customer service center and a distribution center expansion.

In March 2007, we acquired Fox Valley Corporation (now named Neenah Paper FVC, LLC), which owned Fox River Paper Company, LLC ("Fox River," now named Neenah Paper FR, LLC). The Fox River assets consisted of four U.S. paper mills and various related assets, producing premium fine papers with well-known brands including STARWHITE®, SUNDANCE®, ESSE® and OXFORD®. In integrating the operations of Fox River with those of our existing fine paper mills, we closed three of the Fox River paper mills. We closed the Housatonic mill, located near Great Barrington, Massachusetts in May 2007, the fine paper mill located in Urbana, Ohio during the second quarter of 2008 and the fine paper mill located in Ripon, California in May 2009.

In January 2012, we purchased certain premium fine paper brands and other assets from Wausau. In January 2013, we completed the purchase of certain premium business paper brands from Southworth.

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

Business Strategy

Our mission is to create value by improving the image and performance of everything we touch. We expect to create value by growing in specialized markets where we have competitive advantages. Strategies to deliver this value include:

Leading in profitable, specialty niche markets — We will increase our participation in niche markets that can provide us with leading positions and value our core competencies in performance-based fiber and non-wovens media production, coating and saturating. In addition, we will grow in image-driven products such as premium papers, labels and luxury packaging.

Increasing our size, growth rate and portfolio diversification — We will grow with our customers to expand our current product portfolio in new geographies and enter into adjacent markets that are growing and profitable. We will do this both through organic initiatives that build on our technologies and capabilities, and through acquisitions that fit with our competencies and provide attractive financial returns.

Delivering consistent, attractive returns to our shareholders with disciplined financial management — We will continue to use Return on Invested Capital ("ROIC") as a key metric to evaluate investment decisions and measure performance and will maintain a prudent capital structure and deploy our cash flows in ways that can create value, including maintaining a meaningful dividend.

Products

Technical Products. The technical products business is a leading producer of filtration media and durable, saturated and coated substrates for a variety of end uses. In general, our technical products are sold to other manufacturers as key components for their finished products. Several of our key market segments served, including filtration, tape and abrasives, are global in scope. JET-PRO®SofStretch™, KIMDURA®, MUNISING LP®, PREVAIL™, NEENAH®, GESSNER® and varitess® are brands of our technical products business. Our technical products business had net sales of approximately $407 million, $421 million and $384 million in 2012, 2011 and 2010, respectively.

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

Fine Paper. The fine paper business manufactures and sells world-class branded premium writing, text, cover and specialty papers and envelopes used in corporate identity packages, invitations, personal stationery and corporate annual reports, as well as premium labels and luxury packaging. Often these papers are characterized by distinctive colors and textures. Our fine paper business had net sales of approximately $373 million, $275 million and $273 million in 2012, 2011 and 2010, respectively.

Premium writing papers are used for business and personal stationery, corporate identity packages and similar end-use applications. Market leading writing papers are sold by the fine paper business under the CLASSIC®, ENVIRONMENT®, CAPITOL BOND® and ROYAL SUNDANCE® trademarks, which are denoted by a brand watermark in each sheet of writing paper. Our fine paper business has an exclusive agreement to manufacture, market and distribute Crane & Co.'s CRANE'S CREST®, CRANE'S BOND®, and CRANE'S LETTRA®, branded fine papers. The fine paper business also sells private watermarked paper and other specialty writing papers.

Text and cover papers and envelopes are used in applications such as corporate brochures, pocket folders, corporate annual reports, advertising inserts, direct mail, business cards, hang tags, scrapbooks, and a variety of other uses where colors, textured finishes or heavier weight papers are desired. Our brands in this category include CLASSIC®, CLASSIC CREST®, ESSE® ENVIRONMENT® and ROYAL SUNDANCE®. We also sell a variety of custom colors, paper finishes, and duplex/laminated papers.

Bright papers are used in applications such as direct mail, advertising inserts, scrapbooks and marketing collateral. Our brands in this category include ASTROBRIGHTS® and EXACT BRIGHTS®

On January 31, 2013 we purchased certain premium business paper brands from Southworth. These brands, including Southworth®, which is the leading writing, text and cover brand sold in the retail channel, are sold largely to major retail customers.

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

The technical products business has over 500 customers worldwide. The distribution of sales in 2012 was approximately 60 percent in Europe, 25 percent in North America and 15 percent in Latin America and Asia. Customers typically convert and transform base papers and film into finished rolls and sheets by adding adhesives, coatings, and finishes. These transformed products are then sold to end-users.

Sales to the technical products business's three largest customers represented approximately 25 percent of its total sales in 2012. Although a complete loss of any of these customers would cause a temporary decline in the business's sales volume, the decline could be partially offset by expanding sales to existing customers, and further offset over a several month period with the addition of new customers.

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

The fine paper business has historically sold its products through our sales and marketing organizations primarily in three channels: authorized paper distributors, converters and direct sales. With the purchase of Wausau brands, products are also sold into the retail channel through major national retailers. Sales to distributors, including distributor owned paper stores, account for approximately 60 percent of revenue in the fine paper business. During 2012, approximately eight percent of the sales of our fine paper business were exported to markets outside North America.

Sales to the three largest customers of the fine paper business represented approximately 30 percent of its total sales in 2012. We practice selective sales distribution to improve our ability to control the marketing of our products. Although a complete loss of any of these customers would cause a temporary decline in the business's sales volume, the decline could be partially offset by expanding sales to existing customers, and further offset over a several month period with the addition of new customers.

Concentration. For the years ended December 31, 2012, 2011 and 2010, no customer accounted for more than 10 percent of our consolidated net sales.

The following tables present further information about our businesses by geographic area (dollars in millions):

	Year Ended December 31,
	2012	2011	2010
Net sales
United States	$543.4	$416.2	$413.6
Europe	265.4	279.8	244.1

Consolidated	$808.8	$696.0	$657.7

	December 31,
	2012	2011	2010
Total Assets
United States	$322.5	$286.4	$308.9
Canada	0.2	0.3	0.1
Europe	288.0	278.4	297.7

Consolidated	$610.7	$565.1	$606.7

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

Fine Paper. Hardwood pulp is the primary fiber used to produce products of the fine paper business. Other significant raw material inputs in the production of fine paper products include softwood pulp, recycled fiber, cotton fiber, dyes and fillers. The fine paper business purchases all of its raw materials externally. We believe that all of the raw materials for our fine paper operations, except for certain cotton fiber which represent less than five percent of the total fiber requirements of our fine paper business, are readily available from several sources and that the loss of a single supplier would not cause a shutdown of our manufacturing operations.

We believe that a partial or total disruption in the production of cotton fibers at our two primary suppliers would increase our reliance on "spot market" purchases with a likely corresponding increase in cost. Since we have the ability to source cotton fiber on the "spot market" if faced with a supply disruption, we would not expect cotton fiber supply issues to have a material effect on our operations.

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

Fine Paper. The fine paper business maintains approximately 10 days of raw material inventories to support its paper making operations and about 55 days of finished goods inventory to fill customer orders. Fine paper sales terms range between 20 and 30 days with discounts of zero to 2 percent for customer payments, with discounts of 1 percent and 20-day terms used most often. Extended credit terms are offered to customers located in certain international markets. Supplier invoices are typically paid within 30 days.

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

Fine Paper. We believe our fine paper business is the leading supplier of premium writing, text and cover papers, bright papers and specialty papers in North America. Our fine paper business also competes globally in the premium segment of the uncoated free sheet market. The fine paper business competes directly in North America with Mohawk Fine Papers Inc. and other smaller companies. We believe the primary bases of competition for premium fine papers are brand recognition, product quality, customer service, product availability, promotional support and variety of colors and textures. Price also can be a factor particularly for lower quality printing needs that may compete with opaque and offset papers. We have and will continue to invest in advertising and other programs aimed at graphic designers, printers and corporate end-users in order to maintain a high level of brand awareness as well as communicate the advantages of using our products.

Research and Development

Our technical products business maintains research and development laboratories in Feldkirchen-Westerham, Germany, Roswell, Georgia and Munising, Michigan to support its strategy of developing new products and technologies, and to support growth in its existing product lines and other strategically important markets. We have continually invested in product research and development with spending of $5.6 million in 2012, $5.4 million in 2011 and $5.3 million in 2010. During 2011, we centralized our German research and development centers in a new state-of-the-art building and invested additional capital in various test equipment to advance our filtration and other businesses there.

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

We own more than 50 trademarks with registrations in approximately 50 countries. Our fine paper business has built its market leading reputation on trademarked brands that date back as far as 1908. The CLASSIC® family of brands is one of the most well known and respected trademarks in the printing and writing industry. The CLASSIC® family includes CLASSIC CREST®, CLASSIC® Laid, CLASSIC® Linen, CLASSIC COLUMNS® and CLASSIC COTTON® papers. Our branded products, which also include the ENVIRONMENT® brand and brands such as STARWHITE®, SUNDANCE® and ESSE®, have played an important role in the marketing of the product lines of the fine paper business, which are recognized as an industry leader for quality, consistency and printing applications. Our fine paper business has an exclusive licensing agreement to market and distribute Crane's CRANE'S CREST®, CRANE'S BOND®, CRANE'S LETTRA®, CRANE'S PALETTE™ and CRANE'S® Choice Papers branded fine papers. In conjunction with the acquisition of the Wausau fine paper business in January 2012, we acquired the ASTROBRIGHTS®, ASTROPARCHE® and ROYAL premium writing, text and cover brands. In conjunction with the acquisition of the Southworth premium business paper business in January 2013, we acquired the Southworth® premium business paper brand.

Backlog and Seasonality

Technical Products. In general, sales and profits for the technical products business have been relatively stronger in the first half of the year with reductions in the third quarter due to reduced customer converting schedules and in the fourth quarter due to a reduction in year-end inventory levels by our customers. The order flow for the technical products business is subject to seasonal peaks for several of its products, such as the larger volume grades of tape, abrasives, premask, and label stock used primarily in the downstream finished goods manufacturing process. To assure timely shipments during these seasonal peaks, the technical products business provides certain customers with finished goods inventory on consignment. Historically, consignment sales have represented approximately 15 percent of the technical products business's annual sales. Orders are typically shipped within six to eight weeks of receipt of the order. However, the technical products business periodically experiences periods where order entry levels surge, and order backlogs can increase substantially. Raw materials are purchased and manufacturing schedules are planned based on customer forecasts, current market conditions and individual orders for custom products. The order backlog in the technical products business on December 31, 2012 was approximately $90 million and represented approximately 20 percent of prior year sales. The order backlog in the technical products business on December 31, 2011 was approximately $100 million and represented approximately 20 percent of prior year sales. We have previously filled the order backlog from December 31, 2011 and expect to fill the order backlog from December 31, 2012 within the current fiscal year.

Fine Paper. The fine paper business has historically experienced a steady flow of orders. Orders for stock products are typically shipped within two days, while custom orders are shipped within two to three weeks of receipt. Raw material purchases and manufacturing schedules are planned based on a combination of historical trends, customer forecasts and current market conditions. The order backlogs in the fine paper business on December 31, 2012 and 2011 were $8.4 million and $8.8 million, respectively, which represent approximately 8 days of sales and 11 days of sales, respectively. The order backlogs from December 31, 2012 and 2011 were filled in the respective following years.

The operating results at each of our businesses are influenced by the timing of our annual maintenance downs, which are generally scheduled in the third quarter.

Employee and Labor Relations

As of December 31, 2012, we had approximately 1,870 regular full-time employees of whom 725 hourly and 345 salaried employees were located in the United States and 495 hourly and 305 salaried employees were located in Germany.

Hourly employees at the Whiting, Neenah, Munising and Appleton paper mills are represented by the United Steelworkers Union (the "USW"). The collective bargaining agreement between the Whiting paper mill and the USW expired on January 31, 2013. The collective bargaining agreements between the Neenah, Munising and Appleton paper mills and the USW expire on June 30, 2013, July 14, 2013 and May 31, 2014, respectively. Separately, the Whiting, Neenah, Munising and Appleton paper mills have bargained jointly with the union on pension matters. The agreement on pension matters will remain in effect until September 2019.

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

We believe we have satisfactory relations with our employees covered by collective bargaining agreements. In February 2013, we reached agreement with the USW on new collective bargaining agreements for all of our U.S. paper mills. The new agreements between the Whiting, Neenah, Munising and Appleton paper mills and the USW expire on January 31, 2018, June 30, 2018, July 14, 2018 and May 31, 2019, respectively.

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

We have planned capital expenditures to comply with environmental, health and safety laws, regulations and ordinances during the period 2013 through 2015 of approximately $1 million to $2 million annually. Our anticipated capital expenditures for environmental projects are not expected to have a material effect on our financial condition, results of operations or liquidity.

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

We have experienced and may experience in the future decreased demand for some of our products due to slowing or negative global economic growth, uncertainty in credit markets, declining consumer and business confidence, fluctuating commodity prices, increased unemployment and other challenges affecting the global economy. The North American uncoated free sheet market has been declining two to four percent annually due to the increasing use of electronic media for communication. For 2012, the Pulp and Paper Products Council (the "PPPC") reported a 4.7 percent year-over-year industry decline in the uncoated free sheet paper category. Premium fine papers represent approximately two and a half to three percent of the North American uncoated free sheet market. In addition, our customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. If we are unable to implement business strategies to effectively respond to decreased demand for our products, our financial position, cash flows and results of operations would be adversely affected.

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

We cannot be certain that our tax planning strategies will be effective and that our net operating losses ("NOLs") will continue to be available to offset our tax liability.

We are continuously undergoing examination by the Internal Revenue Service (the "IRS") as well as taxing authorities in various state and foreign jurisdictions in which we operate. The IRS and other taxing authorities routinely challenge certain deductions and credits reported on our income tax returns.

In November 2010, we received a tax examination report from the German tax authorities challenging the validity of certain interest expense deductions claimed on our tax returns for the years 2006 and 2007. We are indemnified by FiberMark, Inc. for any tax liabilities arising from the operations of Neenah Germany prior to October 2006. In August 2011, we received tax assessments totaling €3.7 million from the German tax authorities and submitted an appeal challenging these assessments. We believe that the finding which invalidates the deductibility of certain interest expense deductions is improper and are vigorously contesting the finding. As of December 31, 2011, no amounts were reserved related to these issues. In November 2011 and January 2012, we paid a total of €1.9 million against the August 2011 tax assessments. We reflected these payments as assets ($2.5 million in "Income taxes receivable" on the consolidated balance sheet as of December 31, 2012) in recognition that such amounts would be treated as prepayments against any assessments ultimately owed. During 2012, we submitted additional information to the German tax authorities to support the validity of our interest expense deductions; however, as of December 31, 2012, they had not rendered a decision on our appeal.

In the fourth quarter of 2012, legislation was proposed in the German legislature that would eliminate certain previously allowable interest expense deductions on a prospective and retroactive basis. The legislation was subsequently enacted in the first quarter of 2013. We believe the retroactive application of the legislation is unconstitutional and the likelihood of it being sustained is remote. As of December 31, 2012, we recorded a liability for uncertain income tax positions based on an assessment of the likelihood of alternative outcomes, including, the possibility of a potential compromise related to this issue for the 2006 and 2007 tax years and for subsequent periods through 2012. We believe it is remote that our liability for unrecognized tax benefits related to these matters will significantly increase within the next 12 months. While we believe that retroactive application of this legislation is remote, should retroactive application of the legislation be sustained, the outcome could have a material effect on our results of operations, cash flows and financial position.

As of December 31, 2012, we had approximately $65.9 million of U.S. Federal and $76.9 million of U.S. State tax NOLs which may be used to offset taxable income in the future. In order to utilize the NOLs, we must generate consolidated taxable income. If not used, substantially all of the NOLs will expire in various amounts between 2028 and 2030. The availability of NOLs to offset taxable income could also be substantially reduced if we were to undergo an "ownership change" within the meaning of Section 382(g)(1) of the Internal Revenue Code. We will be treated as having had an "ownership change" if there is more than a 50% increase in stock ownership during a three-year "testing period" by "5% stockholders."

In accordance with Accounting Standards Codification ("ASC") Topic 740, Income Taxes ("ASC Topic 740"), as of December 31, 2012, we have recorded a liability of $4.8 million for uncertain tax positions where we believe it is "more likely than not" that the benefit reported on our income tax return will not be realized. There can be no assurance, however, that the actual amount of unrealized deductions will not exceed the amounts we have recognized for uncertain tax positions.

We have significant obligations for pension and other postretirement benefits.

We have significant obligations for pension and other postretirement benefits which could require future funding beyond that which we have funded in the past or which we currently anticipate. At December 31, 2012, our projected pension benefit obligations were $325.3 million and exceeded the fair value of pension plan assets by approximately $86.0 million. In 2012, we made total contributions to qualified pension trusts of $15.3 million. In addition, during 2012 we paid pension benefits for unfunded qualified and supplemental retirement plans of $8.9 million. At December 31, 2012, our projected other postretirement benefit obligations were $46.7 million. No assets have been set aside to satisfy our other postretirement benefit obligations. In 2012, we made payments for postretirement benefits other than pensions of $3.0 million. A material increase in funding requirements or benefit payments could have a material effect on our cash flows.

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

Substantially all of our hourly employees are unionized. In addition, some key customers and suppliers are also unionized. Strikes, lockouts or other work stoppages or slow downs involving our unionized employees could have a material effect on us. As of December 31, 2012, 645 hourly employees in the United States were covered by collective bargaining agreements that have expired or will expire within the next 12-months. Under German law union membership is voluntary and does not need to be disclosed to us. As a result, the number of employees covered by the collective bargaining agreement with the IG BCE that expires in May 2013 cannot be determined. For the current status of our U.S. collective bargaining agreements see "Part I Item 1 — Business, Employee and Labor Relations."

Future dividends on our common stock may be restricted or eliminated.

For the year ended December 31, 2012, we paid cash dividends of $0.48 per common share or approximately $7.8 million. In November 2012, our Board of Directors approved a 25 percent increase in the annual dividend on our common stock to $0.60 per share. The dividend will be paid in four equal quarterly installments beginning in March 2013. Dividends are declared at the discretion of our Board of Directors, and future dividends will depend on our future earnings, cash flow, financial requirements and other factors. Our ability to pay cash dividends on our common stock is limited under the terms of both our bank credit agreement and the indenture for our $90 million of ten-year senior notes due November 2014 (the "Senior Notes"). As of December 31, 2012, under the most restrictive terms of the indenture for the Senior Notes, our ability to pay cash dividends on our common stock is limited to a total of $8 million in a 12-month period. However, we can pay dividends in excess of $8 million in a 12-month period by making restricted payments as defined in the indenture for the Senior Notes. There can be no assurance that we will continue to pay dividends in the future.

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

Exchange rate fluctuations for the Euro do not have a material effect on the operations or cash flows of our German technical products business. Our German technical products business incurs most of its costs and sells most of its production in Europe and, therefore, its operations and cash flows are not materially affected by changes in the exchange rate of the Euro relative to the U.S. dollar. Changes in the Euro exchange rate relative to the U.S. dollar will, however, have an effect on our balance sheet and reported results of operations. See "Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk."

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

We may be required or choose to obtain additional debt or equity financing to meet our future working capital requirements, as well as to fund capital expenditures and acquisitions. To the extent we must obtain financing from external sources to fund our capital requirements, we cannot guarantee financing will be available on favorable terms, if at all. As of December 31, 2012, we have required debt payments of $94.6 million during the year ending December 31, 2014. Such required debt payments include $90 million on our Senior Notes.

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

As of December 31, 2012, we had $90 million of Senior Notes, $55.7 million in senior secured revolver borrowings, $30.0 million in Term Loan borrowings and $6.6 million of project financing outstanding. In addition, availability under our bank credit agreement was approximately $48.6 million. Our leverage could have important consequences. For example, it could:

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

The terms of our indebtedness, including our bank credit agreement and the indenture governing the Senior Notes, contain covenants restricting our ability to, among other things, incur certain additional debt, make specified restricted payments, pay dividends, authorize or issue capital stock, enter into transactions with our affiliates, consolidate or merge with or acquire another business, sell certain of our assets or liquidate, dissolve or wind-up our company. As of December 31, 2012, under the most restrictive terms of the indenture for the Senior Notes, our ability to pay cash dividends on our common stock is limited to a total of $8 million in a 12-month period. However, we can pay dividends in excess of $8 million in a 12-month period by making restricted payments as defined in the indenture for the Senior Notes.

In addition, the Credit Agreement contains covenants with which we must comply during the term of the agreement. Among other things, such covenants restrict our ability to incur certain additional debt, make specified restricted payments, authorize or issue capital stock, enter into transactions with affiliates, consolidate or merge with or acquire another business, sell certain of its assets, or dissolve or wind up. In addition, if we have outstanding borrowings under the Term Loan or if borrowing availability under the Second Amended and Restated Credit Agreement is less than $20 million, we are required to achieve a fixed charge coverage ratio (as defined in the Second Amended and Restated Credit Agreement) of not less than 1.1 to 1.0 for the preceding 12-month period, tested as of the end of such quarter. As of December 31 2012, we were in compliance with all terms of the Second Amended and Restated Credit Agreement.

Our Term Loan and revolving credit facilities accrue interest at variable rates. As of December 31, 2012, we had 55.7 million of senior secured revolver borrowings outstanding and $30.0 million in Term Loan borrowings outstanding. We may reduce our exposure to rising interest rates by entering into interest rate hedging arrangements, although those arrangements may result in us incurring higher interest expenses than we would incur without the arrangements. If interest rates increase in the absence of such arrangements, we will need to dedicate more of our cash flow from operations to make payments on our debt. For more information on our liquidity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."

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

A downgrade of our credit ratings below current levels (Moody's Investors Service — Ba3, Standard & Poor's — BB- as of December 31, 2012) may reduce our access to the capital markets, have an adverse effect on the market price of our securities and increase our cost of borrowing.

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

As of December 31, 2012, following are the locations of our principal facilities and operating equipment and the products produced at each location. All the facilities are owned by us, except as otherwise noted:

Location	Equipment/Resources	Products
Fine Paper Segment
Appleton Mill Appleton, Wisconsin	Two paper machines; paper finishing equipment	Printing and writing, text, cover and other specialty papers
Converting Center Neenah, Wisconsin	Paper finishing equipment	Printing and writing, text, cover and other specialty papers
Neenah Mill Neenah, Wisconsin	Three paper machines; paper finishing equipment	Printing and writing, text, cover and other specialty papers
Whiting Mill Whiting, Wisconsin	Four paper machines; paper finishing equipment	Printing and writing, text, cover and other specialty papers
Technical Products Segment
Munising Mill Munising, Michigan	Two paper machines; two off line saturators; three off line coaters; specialty finishing equipment	Tapes, abrasives, premask, medical packaging and other durable, saturated and coated substrates
Bruckmühl Mill Bruckmühl, Germany	One paper machine; two saturator/coaters; finishing equipment	Masking tape backings and abrasive backings
Lahnstein Mill Lahnstein, Germany	One paper machine; three impregnating and coating machines; two calendars; finishing equipment	Nonwoven wall coverings, printing media and durable substrates
Weidach Mill Feldkirchen-Westerham, Germany	Two paper machines; three saturators; one laminator; two meltblowing machines; specialty finishing equipment	Transportation filtration, vacuum cleaner and industrial filter media

See Note 6 of Notes to Consolidated Financial Statements, "Debt" for a description of the material encumbrances attached to the properties described in the table above.

As of December 31, 2012, following are the locations of our owned and leased office and laboratory space and the functions performed at each location.

Administrative Location	Office/Other Space	Function
Alpharetta, Georgia	Leased Office Space	Corporate Headquarters and Administration
Roswell, Georgia	Leased Laboratory Space	Research and Development for our paper businesses
Feldkirchen-Westerham, Germany	Owned Laboratory Space	Research and Development for our technical product businesses
Neenah and Appleton, Wisconsin	Owned Office Space	Administration

Item 3.    Legal Proceedings

See Note 11, "Contingencies and Legal Matters" of Notes to Consolidated Financial Statements of Part IV Item 15 — Exhibits and Financial Statement Schedule.

Item 4.    Mine Safety Disclosures

Not applicable.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Neenah common stock is listed on the New York Stock Exchange and is traded under the ticker symbol NP. Trading, as reported on the New York Stock Exchange, Inc. Composite Transactions Tape, and dividend information follows:

	Common Stock Market Price
			Dividends Declared
	High	Low
2012
Fourth quarter	$29.19	$23.67	$0.12
Third quarter	$30.61	$25.40	$0.12
Second quarter	$30.00	$24.48	$0.12
First quarter	$31.06	$22.31	$0.12
2011
Fourth quarter	$23.00	$12.92	$0.11
Third quarter	$22.75	$13.73	$0.11
Second quarter	$23.75	$19.52	$0.11
First quarter	$22.08	$17.10	$0.11

Dividends are declared at the discretion of the Board of Directors, and future dividends will depend on our future earnings, cash flow, financial requirements and other factors. Our ability to pay cash dividends on our common stock is limited under the terms of both our bank credit agreement and our Senior Notes. As of December 31, 2012, under the most restrictive terms of the indenture for the Senior Notes, our ability to pay cash dividends on our common stock is limited to a total of $8 million in a 12-month period. However, we can pay dividends in excess of $8 million in a 12-month period by making restricted payments as defined in the indenture for the Senior Notes. For the year ended December 31, 2012 we paid cash dividends of $0.48 per common share or approximately $7.8 million. For the year ended December 31, 2011 we paid cash dividends of $0.44 per common share or approximately $6.7 million. In November 2012, our Board of Directors approved a twenty-five percent increase in the annual dividend on our common stock to $0.60 per share. We expect to pay the dividends in four equal quarterly installments beginning in March 2013.

As of February 22, 2013, Neenah had approximately 2,000 holders of record of its common stock. The closing price of Neenah's common stock on February 22, 2013 was $28.86.

Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
October 2012	12,597	$26.23	12,597	$8,465,000
November 2012	96,125	$25.91	96,125	$5,970.000
December 2012 (a)	89,666	$28.46	1,200	$5,940,000

(a)
Transactions primarily represent the purchase of vested restricted shares from employees to satisfy minimum tax withholding requirements upon vesting of stock-based awards. None of these transactions were made in the open market. The average price paid is based upon the closing sales price on the New York Stock Exchange on the date of the transaction. Such purchases are held as treasury shares. See Note 8 of Notes to Consolidated Financial Statements, "Stock Compensation Plans."

(b)
On May 17, 2012, the Company's Board of Directors authorized a program that would allow for the purchase of up to $10 million of outstanding Common Stock through May 16, 2013.

Item 6.    Selected Financial Data

The following table sets forth our selected historical financial and other data. You should read the information set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report. The statement of operations data for the years ended December 31, 2012, 2011 and 2010 and the balance sheet data as of December 31, 2012 and 2011 set forth below are derived from our audited historical consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of December 31, 2010, 2009, and 2008 and the statement of operations data for the years ended December 31, 2009 and 2008 set forth below are derived from our historical consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2012		2011		2010		2009	2008
	(Dollars in millions, except per share data)
Consolidated Statement of Operations Data
Net sales	$808.8		$696.0		$657.7		$573.9	$732.3
Cost of products sold	649.7		570.6		537.7		472.3	630.8

Gross profit	159.1		125.4		120.0		101.6	101.5
Selling, general and administrative expenses	77.4		68.2		69.3		69.1	75.2
Acquisition integration costs (a)	5.8		—		—		—	—
SERP settlement charge (b)	3.5		—		—		—	—
Loss on retirement of bonds (c)	0.6		2.4		—		—	—
Loss (gain) on closure and sale of the Ripon Mill (d)	—		—		(3.4)		17.1	—
Goodwill and other intangible asset impairment charge (e)	—		—		—		—	54.5
Other (income) expense — net	1.4		(1.8)		(1.0)		(1.0)	(11.3)

Operating income (loss)	70.4		56.6		55.1		16.4	(16.9)
Interest expense — net	13.4		15.3		20.3		23.2	25.0

Income (loss) from continuing operations before income taxes	57.0		41.3		34.8		(6.8)	(41.9)
Provision (benefit) for income taxes	17.1		12.0		9.8		(5.0)	3.9

Income (loss) from continuing operations	39.9		29.3		25.0		(1.8)	(45.8)
Income (loss) from discontinued operations, net of taxes (h)	4.4		(0.2)		134.1		0.6	(111.2)

Net income (loss)	$44.3		$29.1		$159.1		$(1.2)	$(157.0)

Earnings (loss) from continuing operations per basic share	$2.46		$1.91		$1.69		$(0.12)	$(3.14)

Earnings (loss) from continuing operations per diluted share	$2.41		$1.82		$1.61		$(0.12)	$(3.14)

Cash dividends per common share	$0.48		$0.44		$0.40		$0.40	$0.40

Other Financial Data
Net cash flow provided by (used for):
Operating activities	$40.1		$57.2		$54.5		$64.9	$13.1
Capital expenditures	(25.1)		(23.1)		(17.4)		(8.4)	(30.0)
Other investing activities (h) (2)	(7.2)		(5.8)		83.9		0.1	(0.4)
Financing activities (c)	(13.0)		(63.8)		(78.3)		(54.2)	18.2
Ratio of earnings to fixed charges (f) (g)	4.8	x	3.5	x	2.6	x	—	—

	As of December 31,
	2012	2011	2010	2009	2008
	(Dollars in millions)
Consolidated Balance Sheet Data
Working capital	$146.7	$90.0	$129.9	$98.8	$147.1
Total assets	610.7	565.1	606.7	636.6	689.1
Long-term debt (c)	177.6	164.5	231.3	263.6	340.5
Total liabilities	412.9	398.4	447.5	527.0	584.1
Total stockholders' equity	197.8	166.7	159.2	109.6	105.0

(a)
For the year ended December 31, 2012, we incurred $5.8 million of integration costs in connection with the acquisition of the Wausau brands.

(b)
For the year ended December 31, 2012, SERP benefit payments of $7.0 million exceeded the sum of expected service cost and interest costs for the plan for calendar 2012. In accordance with ASC Topic 715, Compensation — Retirement Benefits ("ASC Topic 715"), we remeasured the liabilities of the SERP as of January 1, 2012 and recognized a settlement charge of $3.5 million.

(c)
For the year ended December 31, 2012, we completed an early redemption of $68 million in aggregate principal amount of the Senior Notes. In connection with the early redemption we recognized a pre-tax loss of approximately $0.6 million, including a call premium and the write-off of unamortized debt issuance costs. For the year ended December 31, 2011, we completed an early redemption of $65 million in aggregate principal amount of the Senior Notes. In connection with the early redemption we recognized a pre-tax loss of approximately $2.4 million, including a call premium and the write-off of unamortized debt issuance costs.

(d)
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

(e)
For the year ended December 31, 2008, we recognized a pre-tax loss of $52.7 million (we did not recognize a tax benefit related to the non-tax deductible loss) to write-off the excess of the carrying value of goodwill assigned to Neenah Germany over the estimated fair value of goodwill. In addition, for the year ended December 31, 2008, we recognized a non-cash pre-tax charge of approximately $1.8 million for the impairment of certain trade names and customer based intangible assets acquired in the Neenah Germany acquisition.

(f)
For purposes of determining the ratio of earnings to fixed charges, earnings consist of income before income taxes (less interest) plus fixed charges. Fixed charges consist of interest expense, including amortization of debt issuance costs, and the estimated interest portion of rental expense.

(g)
For the years ended December 31, 2009 and 2008, fixed charges exceeded earnings by $6.8 million and $41.9 million, respectively.

(h)
The following table presents the results of discontinued operations:

	Year Ended December 31,
	2012 (1)	2011	2010	2009	2008
	(Dollars in millions)
Discontinued operations: (5)
Income (loss) from operations (3)	$(0.1)	$(0.3)	$1.0	$2.8	$(97.8)

Gain on disposal of the Woodlands (2)	—	—	74.1	—	—
Reclassification of cumulative translation adjustments related to investments in Canada (2)	—	—	87.9	—	—
Loss on disposal — Pictou Mill (3)	—	—	—	(0.3)	(29.4)
Loss on settlement of post-employment benefit plans (4)	—	—	—	—	(53.7)

Gain (loss) on disposal	—	—	162.0	(0.3)	(83.1)

Income (loss) before income taxes	(0.1)	(0.3)	163.0	2.5	(180.9)
(Provision) benefit for income taxes	4.5	0.1	(28.9)	(1.9)	69.7

Income (loss) from discontinued operations, net of taxes	$4.4	$(0.2)	$134.1	$0.6	$(111.2)

(1)
In November 2012, audits of the 2007 and 2008 tax years were finalized with a finding of no additional taxes due. As a result, we recognized a non-cash tax benefit of $4.5 million related to the reversal of certain liabilities for uncertain income tax positions.

(2)
In March 2010, Neenah Canada sold the Woodlands to Northern Pulp for C$82.5 million ($78.6 million) resulting in a pre-tax gain of $74.1 million. The sale of the Woodlands resulted in the substantially complete liquidation of the Company's investment in Neenah Canada. In accordance with Accounting Standards Codification ("ASC") Topic 830, Foreign Currency Matters ("ASC Topic 830"), $87.9 million of cumulative currency translation adjustments attributable to the Company's Canadian subsidiaries was reclassified into earnings and recognized as part of the gain on sale of the Woodlands. See Note 12 of Notes to Consolidated Financial Statements, "Discontinued Operations."

(3)
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

(5)
For the years ended December 31, 2012, 2011, 2010 and 2009, the results of operations of the Pictou Mill and the Woodlands and the loss on disposal of the Pictou Mill are reported as discontinued operations in the Consolidated Statement of Operations Data. The consolidated results of operations for all other periods presented have been restated to reflect the results of operations of the Terrace Bay mill, the Pictou Mill and the Woodlands and the loss on transfer of the Terrace Bay mill as discontinued operations.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the years ended December 31, 2012, 2011 and 2010. Also discussed is our financial position as of the end of those periods. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See "Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

  •
  Economic Conditions and Input Costs — The markets for all of our products are affected to a significant degree by economic conditions, including rapid changes in input costs, particularly for pulp, latex and natural gas. Our results are also affected by fluctuations in exchange rates, particularly for the Euro.

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

We believe our fine paper business is the leading supplier of premium writing, text and cover papers, bright papers and specialty papers in North America. Our products include some of the most recognized and preferred papers in North America, where we enjoy leading market positions in many of our product categories. We sell our products primarily to authorized paper distributors, converters, major national retailers and specialty businesses. We believe that our fine paper manufacturing facilities located in Appleton, Neenah and Whiting, Wisconsin are among the most efficient for their markets and make us one of the lowest cost producers in the product categories in which we compete.

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

For the year ended December 31, 2012, consolidated net sales increased $112.8 million from the prior year to $808.8 million primarily due to incremental volume from the brands acquired from Wausau.

Consolidated operating income of $70.4 million for the year ended December 31, 2012 increased $13.8 million from the prior year. Excluding acquisition related integration costs of approximately $5.8 million, a SERP settlement charge of $3.5 million and costs of $0.6 million related to the early redemption of Senior Notes in 2012 and costs of $2.4 related to the early redemption of Senior Notes in 2011, operating income for the year ended December 31, 2012 increased $21.3 million or 36 percent from the prior year. The favorable variance was primarily due to incremental volume related to the acquisition of the Wausau brands, higher average net price for both businesses and lower manufacturing input costs in our fine paper business, partially offset by additional costs related to the acquisition of the Wausau brands, including higher selling, general and administrative ("SG&A") spending and non-cash charges for the revaluation of inventory and profit in inventory.

Analysis of Net Sales — Years Ended December 31, 2012, 2011 and 2010

The following table presents net sales by segment, expressed as a percentage of total net sales before intersegment eliminations:

	Year Ended December 31,
	2012	2011	2010
Technical Products	50%	61%	58%
Fine Paper	46%	39%	42%
Other	4%	—%	—%

Total	100%	100%	100%

Commentary:

Year 2012 versus 2011

			Change in Net Sales Compared to the Prior Year
	For the Year Ended December 31,			Change Due To
			Total Change		Average Net Price
	2012	2011		Volume		Currency
Technical Products	$406.6	$421.1	$(14.5)	$(2.5)	$10.3	$(22.3)
Fine Paper	372.7	274.9	97.8	97.2	0.6	—
Other	29.5	—	29.5	29.5	—	—

Consolidated	$808.8	$696.0	$112.8	$124.2	$10.9	$(22.3)

Consolidated net sales for the year ended December 31, 2012 were $112.8 million higher than the prior year primarily due to incremental volume from the brands acquired from Wausau. Consolidated net sales also benefitted from a more favorable product mix in our Technical Products business and higher average selling prices for both businesses, partially offset by unfavorable currency exchange effects.

  •
  Net sales in our technical products business decreased $14.5 million, or three percent, as higher average net price was more than offset by unfavorable currency exchange effects and lower shipment volume. The higher average net price reflected a more favorable product mix due to growth in transportation filtration, labels and medical packaging products and a one percent increase in average selling prices. Unfavorable currency exchange effects reflected an eight percent weakening of the Euro relative to the U.S. dollar during 2012. Shipment volumes decreased less than one percent from the prior year as strong growth in transportation filtration, wall covering, medical packaging products and label shipments was more than offset by lower tape and abrasive volume.

  •
  Net sales in our fine paper business increased $97.8 million or 36 percent from the prior year primarily due to incremental volume related to the acquisition of the Wausau brands and strong growth in packaging, label and premium branded shipments. Average net price was marginally higher than the prior year as higher average selling prices more than offset a product mix that included a higher proportion of lower priced products.

  •
  Other net sales were $29.5 million and reflected sales volume for the acquired Index, Tag and Vellum Bristol brands acquired from Wausau.

Year 2011 versus 2010

			Change in Net Sales Compared to the Prior Year
	For the Year Ended December 31,			Change Due To
			Total Change		Average Net Price
	2011	2010		Volume		Currency
Technical Products	$421.1	$384.3	$36.8	$3.0	$20.4	$13.4
Fine Paper	274.9	273.4	1.5	(7.7)	9.2	—

Consolidated	$696.0	$657.7	$38.3	$(4.7)	$29.6	$13.4

Consolidated net sales for the year ended December 31, 2011 were $38.3 million higher than the prior year primarily due to higher average selling prices, a more favorable product mix for both businesses and favorable currency exchange effects, partially offset by lower fine paper volume.

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

  •
  Net sales in our fine paper business increased $1.5 million, or approximately one percent, due to higher average net selling prices partially offset by a six percent decrease in shipment volume. Average net price was more than two percent higher than the prior year due to higher average selling prices and a more favorable product mix. The lower shipment volume was primarily due to a general decline in shipments for the premium fine paper market and a reduction in lower value special-make sales in 2011. The general decline in shipment volume due to market conditions was partially offset by increased revenue from a new envelope program and strong growth in luxury packaging and premium label shipments.

Analysis of Operating Income — Years Ended December 31, 2012, 2011 and 2010

The following table sets forth line items from our consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Year Ended December 31,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of products sold	80.3	82.0	81.8

Gross profit	19.7	18.0	18.2
Selling, general and administrative expenses	9.6	9.8	10.5
SERP settlement charge	0.4	—	—
Acquisition integration costs	0.7	—	—
Loss on retirement of bonds	0.1	0.4	—
Gain on sale of Ripon Mill	—	—	(0.5)
Other (income) expense — net	0.2	(0.3)	(0.2)

Operating income	8.7	8.1	8.4
Interest expense — net	1.7	2.2	3.1

Income from continuing operations before income taxes	7.0	5.9	5.3
Provision for income taxes	2.1	1.7	1.5

Income from continuing operations	4.9%	4.2%	3.8%

The following table sets forth our operating income by segment for the periods indicated:

	Year Ended December 31,
Operating income	2012	2011	2010
Technical Products	$37.6	$33.8	$29.2
Fine Paper	50.0	39.7	40.5
Other	2.4	—	—
Unallocated corporate costs	(19.6)	(16.9)	(14.6)

Consolidated Operating Income as Reported	70.4	56.6	55.1

Adjustments for Unusual Items
Fine Paper adjustments
Acquisition integration costs	5.8	—	—
Gain on sale of the Ripon Mill	—	—	(3.4)

Total	5.8	—	(3.4)

Unallocated corporate costs adjustments
SERP settlement charge	3.5	—	—
Loss on retirement of bonds	0.6	2.4	—

Total	4.1	2.4	—

Total adjustments	9.9	2.4	(3.4)

Consolidated Operating Income as Adjusted	$80.3	$59.0	$51.7

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

Commentary:

Year 2012 versus 2011

			Change in Operating Income (Loss) Compared to the Prior Year
	For the Year Ended December 31,			Change Due To
			Total Change		Net Price (a)	Material Costs (b)
	2012	2011		Volume			Currency	Other
Technical Products	$37.6	$33.8	$3.8	$(0.3)	$6.8	$0.7	$(1.7)	$(1.7)
Fine Paper (c)	50.0	39.7	10.3	23.0	2.5	10.0	—	(25.2)
Other	2.4	—	2.4	2.4	—	—	—	—
Unallocated corporate costs (d)	(19.6)	(16.9)	(2.7)	—	—	—	—	(2.7)

Consolidated	$70.4	$56.6	$13.8	$25.1	$9.3	$10.7	$(1.7)	$(29.6)

(a)
Includes price changes, net of changes in product mix.
(b)
Includes price changes for raw materials and energy.
(c)
For the year ended December 31, 2012, results for the Fine Paper segment include $5.8 million of integration costs related to the Wausau acquisition and non-cash charges for the revaluation of inventory and profit in inventory.
(d)
For the year ended December 31, 2012 unallocated corporate costs include a $3.5 million SERP settlement charge and $0.6 million of costs related to the early redemption of $68 million of our Senior Notes. For the year ended December 31, 2011 unallocated corporate costs include $2.4 million of costs related to the early redemption of $65 million of our Senior Notes.

Consolidated operating income of $70.4 million for the year ended December 31, 2012 increased $13.8 million from the prior year. Excluding acquisition related integration costs of approximately $5.8 million, a SERP settlement charge of $3.5 million and costs of $0.6 million related to the early redemption of Senior Notes in 2012 and costs of $2.4 related to the early redemption of Senior Notes in 2011, operating income for the year ended December 31, 2012 increased $21.3 million or 36 percent from the prior year with gains in both business segments. The improvement in operating income was primarily due to incremental volume and manufacturing efficiencies related to the brands acquired from Wausau, lower manufacturing input costs in our fine paper business and higher average net prices. These favorable variances were partially offset by additional costs related to the acquisition of the Wausau brands, including certain non-recurring items.

  •
  Operating income for our technical products business increased $3.8 million or 11 percent from the prior year. The income improvement resulted from a more favorable product mix, reflecting growth in higher value filtration and wallcovering shipments; and higher selling prices for most products. Operating income also benefitted from manufacturing cost efficiencies.

  •
  Operating income for our fine paper business increased $10.3 million or 26 percent from the prior year. Excluding acquisition related integration costs of approximately $5.8 million, operating income increased $16.1 million or 41 percent primarily due to incremental volume related to the brands acquired from Wausau, lower manufacturing input costs and higher average net selling prices; partially offset by SG&A and other costs, including spending and non-cash charges for the revaluation of inventory and profit in inventory, related to the purchase of the Wausau brands.

  •
  Other operating income was $2.4 million and reflected the operating results for the Index, Tag and Vellum Bristol brands.

  •
  Unallocated corporate costs for the year ended December 31, 2012 were $19.6 million, or $2.7 million unfavorable to the prior year period. Excluding the SERP settlement charge and costs related to the early redemption of Senior Notes in 2012 and 2011, unallocated corporate costs were $1.0 million unfavorable to the prior year due to higher employee benefit costs.

Year 2011 versus 2010

			Change in Operating Income Compared to the Prior Year
	For the Year Ended December 31,			Change Due To
			Total Change		Net Price (b)	Material Costs
	2011	2010		Volume (a)			Currency	Other (d)
Technical Products	$33.8	$29.2	$4.6	$0.6	$17.4	$(16.5)	$0.6	$2.5
Fine Paper	39.7	40.5	(0.8)	(2.4)	8.9	(5.6)	—	(1.7)
Unallocated corporate costs (c)	(16.9)	(14.6)	(2.3)	—	—	—	—	(2.3)

Consolidated	$56.6	$55.1	$1.5	$(1.8)	$26.3	$(22.1)	$0.6	$(1.5)

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

  •
  Operating income for our fine paper business decreased $0.8 million from the prior year. Excluding the 2010 gain related to the sale of the Ripon Mill, operating income increased $2.6 million or seven percent from the prior year period primarily due to higher average net selling prices, a more favorable product mix and a more efficient cost structure, partially offset by higher manufacturing input costs, principally for hardwood pulp and cotton, and lower shipment volume.

  •
  Unallocated corporate expenses for the year ended December 31, 2012 were $2.3 million unfavorable to the prior year period primarily due to $2.4 million of costs related to the Early Redemption. Excluding such costs, spending in 2011 was essentially unchanged from the prior year.

Additional Statement of Operations Commentary:

  •
  SG&A expense of $77.4 million for the year ended December 31, 2012 was $9.2 million higher than the prior year primarily due to higher selling and advertising costs related to the brands acquired from Wausau. SG&A expense as a percentage of net sales for the year ended December 31, 2012, was approximately 9.6 percent and was 0.2 percentage points lower than the prior year as the increase in net sales in the current year more than offset higher SG&A expenses. SG&A expense of $68.2 million for the year ended December 31, 2011 was $1.1 million lower than the prior year. For the year ended December 31, 2011 SG&A expense as a percentage of net sales was approximately 9.8 percent and was 0.7 percentage points lower than the prior year primarily due to cost control initiatives and higher sales.

  •
  For the years ended December 31, 2012, 2011 and 2010, we incurred $13.5 million, $15.6 million and $20.5 million of interest expense, respectively. The year-over-year decrease in interest expense for each year was primarily due to lower average debt levels and lower weighted average interest rates due to the early redemption of Senior Notes.

  •
  In general, our effective tax rate differs from the U.S. statutory tax rate of 35 percent primarily due to the benefits of our corporate tax structure and the proportion of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate. For the year ended December 31, 2012, we recorded an income tax provision related to continuing operations of $17.1 million which resulted in an effective income tax rate of approximately 30 percent. For the year ended December 31, 2011, we recorded an income tax provision related to continuing operations of $12.0 million which resulted in an effective income tax rate of approximately 29 percent. For the year ended December 31, 2010, we recorded an income tax provision related to continuing operations of $9.8 million which resulted in an effective income tax rate of approximately 28 percent. For a reconciliation of effective tax rate to the U.S. federal statutory tax rate, see Note 5 of Notes to Consolidated Financial Statements, "Income Taxes."

    Our consolidated effective tax rate is expected to increase to approximately 40 percent in 2013. The increase is primarily due to the U.S. taxation of increased cash repatriation from Germany and the impact of new German tax legislation which will eliminate certain previously allowable interest expense deductions.

Liquidity and Capital Resources

	Year Ended December 31,
	2012	2011	2010
Net cash flow provided by (used in):
Operating activities	$40.1	$57.2	$54.5
Investing activities
Capital expenditures	$(25.1)	$(23.1)	$(17.4)
Purchase of Wausau Brands	(14.1)	—	—
Proceeds from asset sales	—	—	86.7
Other investing activities	6.9	(5.8)	(2.8)

Total	$(32.3)	$(28.9)	$66.5

Financing activities	$(13.0)	$(63.8)	$(78.3)
Net increase (decrease) in cash and cash equivalents (a)	$(5.0)	$(35.5)	$42.7

(a)
Includes the effect of exchange rate changes on cash and cash equivalents.

Operating Cash Flow Commentary

  •
  Cash provided by operating activities of $40.1 million for the year ended December 31, 2012 was $17.1 million lower than cash provided by operating activities of $57.2 million in the prior year. The unfavorable comparison was primarily due to $25.4 million of unusual items in 2012, consisting of a SERP payment of $6.9 million, a payment of $6.6 million to acquire Wausau inventory, excess tax benefits of $6.1 million related to the vesting or exercise of stock-based awards and acquisition integration costs of $5.8 million related to the acquisition of the Wausau brands. Excluding these items, cash provided by operating activities for the year ended December 31, 2012 was $65.5 million or $7.3 million higher than the comparable prior year amount as higher operating income more than offset increased investments in working capital. For the year ended December 31, 2012, our investment in working capital increased $20.9 million primarily due to higher inventory related to the brands acquired from Wausau.

  •
  Cash provided by operating activities of $57.2 million for the year ended December 31, 2011 was $2.7 million greater than cash provided by operating activities of $54.5 million in the prior year primarily due to higher operating income. For the year ended December 31, 2011, our investment in working capital increased $7.2 million compared to an increase of $3.9 million in our investment in working capital in the prior year. Excluding working capital changes, cash provided by operations for the year ended December 31, 2011 increased $6.0 million from the prior year.

Investing Commentary:

  •
  For the years ended December 31, 2012 and 2011, cash used by investing activities was $32.3 million and $28.9 million, respectively. Cash used by investing activities for the year ended December 31, 2012 includes a payment of $14.1 million to acquire the Wausau brands offset by a $7.0 million reduction in restricted cash used to pay SERP benefits. For the year ended December 31, 2011, we invested $5.8 million in marketable securities. As of December 31, 2011, $7.0 million of those marketable securities were sold and held in restricted cash.

  •
  Capital expenditures for the year ended December 31, 2012 were $25.1 million compared to spending of $23.1 million in the prior year. In general, we have aggregate planned capital expenditures of approximately $25 to $30 million annually. We believe that the level of our capital spending allows us to maintain the efficiency and cost effectiveness of these assets and invest in expanded capabilities for our manufacturing assets to successfully pursue strategic initiatives and deliver attractive returns.

  •
  For the year ended December 31, 2011, cash used by investing activities was $28.9 million, compared to cash provided by investing activities of $66.5 million in the prior year. Cash provided by investing activities for the year ended December 31, 2010 includes net proceeds from the sale of the Woodlands and the Ripon Mill of $86.7 million.

  •
  Capital expenditures for the year ended December 31, 2011 were $23.1 million compared to spending of $17.4 million in the prior year. Capital expenditures for the year ended December 31, 2011 were primarily to increase capacity in our German filtration business and for projects to increase the efficiency and cost effectiveness of our manufacturing assets.

Financing Commentary:

Our liquidity requirements are provided by cash generated from operations and short and long-term borrowings.

  •
  For the years ended December 31, 2012 and 2011, cash flow used by financing activities was $12.3 million and $63.8 million, respectively. For the years ended December 31, 2012 and 2011, cash flow used in financing activities included $68 million and $65 million, respectively for the redemption of Senior Notes.

  •
  On October 11, 2012, we entered into the Second Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement, among other things: (i) extends the term of the prior credit facility by two years; (ii) increases the revolving credit commitment from $95 million to $105 million; (iii) adds a $30 million deferred draw Term Loan commitment, borrowings under which were used to redeem a portion of our Senior Notes, (iv) reduces certain interest rates and fees payable by the borrowers on revolving credit borrowings; (v) removes Neenah Canada as a Guarantor and releases liens and security interests previously granted by Neenah Canada; and (vi) makes certain definitional, administrative and covenant changes. The revolving credit commitment includes a $10 million sublimit for letters of credit.

    The Term Loan was drawn in a single draw in November 2012, and is subject to certain borrowing conditions. The principal balance of the Term Loan is repayable in quarterly installments beginning on March 31, 2013. Both the revolving credit commitment and the Term Loan mature on November 30, 2017 (or on August 15, 2014, if by that date the Senior Notes have not been redeemed, repurchased, defeased or repaid in full, or extended or refinanced to a date at least 90 days after November 30, 2017).

  •
  Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of December 31, 2012, we had $55.7 million outstanding under our Revolver, outstanding letters of credit and other items of $0.7 million and $48.6 million of available credit. In addition, we had no amounts outstanding under the German Lines of Credit and €20.0 million ($26.4 million, based on exchanges rates at December 31, 2012) of available credit.

  •
  We have required debt payments through December 31, 2014 of $99.3 million, including $90 million to repay the Senior Notes in November 2014, and for required amortization payments on the Term Loan and our German Loan Agreement of $6.0 million and $3.3 million, respectively. We believe that we will be able to either refinance or repay the Senior Notes from internally generated cash flows as they come due.

  •
  For the year ended December 31, 2012, cash and cash equivalents decreased $5.0 million to $7.8 million at December 31, 2012 from $12.8 million at December 31, 2011 and debt decreased $3.9 million to $182.3 million at December 31, 2012 from $186.2 million at December 31, 2011. Net debt (total debt minus cash and cash equivalents) increased by $1.1 million as higher operating income was more than offset by increased investments in working capital and costs related to the acquisition of the Wausau brands.

    As of December 31, 2011, we had $7.0 million of restricted cash. In January 2012, the restricted cash was used to pay postretirement pension benefits.

  •
  As of December 31, 2012, our cash balance of $7.8 million consists of $1.0 million in the U.S. and $6.8 million held at entities outside of the U.S. As of December 31, 2012 there were no restrictions regarding the repatriation of our non-U.S. cash; however, if we repatriated these cash balances to the U.S., we would incur additional income tax expense.

Third-party transactions

  •
  For the year ended December 31, 2012, we redeemed $68 million in aggregate principal amount of the Senior Notes. The redemption was financed by a combination of borrowings using our revolving credit facility and our $30 million Term Loan. In addition, from time to time, we may be in the market for the purpose of repurchasing our Senior Notes. Any such purchases are not expected to have a material effect on our liquidity.

Transactions with shareholders

  •
  For the years ended December 31, 2012 and 2011, we paid cash dividends of $0.48 per common share or approximately $7.8 million and $0.44 per common share or approximately $6.7 million, respectively.

    In November 2012, our Board of Directors approved a twenty-five percent increase in the annual dividend on our common stock to $0.60 per share. The dividend will be paid in four equal quarterly installments beginning in March 2013. As of December 31, 2012, under the most restrictive terms of the indenture for the Senior Notes, our ability to pay cash dividends on our common stock is limited to a total of $8 million in a 12-month period. However, we can pay dividends in excess of $8 million in a 12-month period by making restricted payments as defined in the indenture for the Senior Notes.

  •
  In May 2012, we announced the Stock Purchase Plan that would allow for the purchase of up to $10 million of our outstanding Common Stock through May 16, 2013. The timing and amount of any purchases will depend on share price, market conditions and other factors. The Stock Purchase Plan does not require the purchase of any specific number of shares and may be suspended or discontinued at any time. For the year ended December 31, 2012, we purchased approximately 158,000 shares of Common Stock at an aggregate cost of $4.1 million.

    For the year ended December 31, 2012, we acquired approximately 302,000 shares of Common Stock at a cost of $7.6 million for shares surrendered by employees to pay taxes due on vested restricted stock awards. In addition, we received $5.3 million in proceeds from the exercise of employee stock options. For the year ended December 31, 2012, we recognized excess tax benefits of $6.1 million related to the vesting or exercise of stock-based awards.

Management believes that our ability to generate cash from operations and our borrowing capacity are adequate to fund working capital, capital spending and other cash needs for the next 12 months. Our ability to generate adequate cash from operations beyond 2013 will depend on, among other things, our ability to successfully implement our business strategies, control costs in line with market conditions and manage the impact of changes in input prices and currencies. We can give no assurance we will be able to successfully implement these items.

Other Items:

  •
  As of December 31, 2012, we had $65.9 million of U.S. federal and $76.9 million of state net operating losses ("NOLs"), respectively. If not used, substantially all of the NOLs will expire in various amounts between 2028 and 2030.

  •
  In December 2010, the IRS issued a Revenue Agent's Report for the 2007 and 2008 tax years. We submitted a protest to the Appeals Division of the IRS with respect to certain unresolved issues which involve a proposed IRS adjustment with respect to dual consolidated losses ("DCLs") and the recapture of net operating losses emanating from our former Canadian operations. Our protest asserted that the IRS made several errors in its assessment of the DCL rules and, as such, the proposed adjustment was erroneous. In November 2012, our protest was upheld and the audit of the 2007 and 2008 tax years was finalized with a finding of no additional taxes due.

    In November 2010, we received a tax examination report from the German tax authorities challenging the validity of certain interest expense deductions claimed on our tax returns for the years 2006 and 2007. We are indemnified by FiberMark, Inc. for any tax liabilities arising from the operations of Neenah Germany prior to October 2006. In August 2011, we received tax assessments totaling €3.7 million from the German tax authorities and submitted an appeal challenging these assessments. We believe that the finding which invalidates the deductibility of certain interest expense deductions is improper and are vigorously contesting the finding. As of December 31, 2011, no amounts were reserved related to these issues. In November 2011 and January 2012, we paid a total of €1.9 million against the August 2011 tax assessments. We reflected these payments as assets ($2.5 million in "Income taxes receivable" on the consolidated balance sheet as of December 31, 2012) in recognition that such amounts would be treated as prepayments against any assessments ultimately owed. During 2012, we submitted additional information to the German tax authorities to support the validity of our interest expense deductions; however, as of December 31, 2012, they had not rendered a decision on our appeal.

    In the fourth quarter of 2012, legislation was proposed in the German legislature that would eliminate certain previously allowable interest expense deductions on a prospective and retroactive basis. The legislation was subsequently enacted in the first quarter of 2013. We believe the retroactive application of the legislation is unconstitutional and the likelihood of it being sustained is remote. As of December 31, 2012, we recorded a liability for uncertain income tax positions based on an assessment of the likelihood of alternative outcomes, including, the possibility of a potential compromise related to this issue for the 2006 and 2007 tax years and for subsequent periods through 2012. We believe it is remote that our liability for unrecognized tax benefits related to these matters will significantly increase within the next 12 months. While we believe that retroactive application of this legislation is remote, should retroactive application of the legislation be sustained, the outcome could have a material effect on our results of operations, cash flows and financial position.

Contractual Obligations

The following table presents the total contractual obligations for which cash flows are fixed or determinable as of December 31, 2012:

(In millions)	2013	2014	2015	2016	9-Jul	Beyond 2017	Total
Long-term debt payments	$4.7	$94.6	$6.2	$6.1	$70.7	$—	$182.3
Interest payments on long-term debt (a)	9.4	8.9	2.4	2.1	1.7	—	24.5
Open purchase orders (b)	48.9	—	—	—	—	—	48.9
Other post-employment benefit obligations (c)	3.6	3.1	3.6	4.0	4.1	21.2	39.6
Contributions to pension trusts	12.8	—	—	—	—	—	12.8
Liability for uncertain tax positions	1.6	—	—	—	—	—	1.6
Minimum purchase commitments (d)	7.7	5.0	—	—	—	—	12.7
Operating leases	1.4	1.2	0.9	0.7	0.2	—	4.4

Total contractual obligations	$90.1	$112.8	$13.1	$12.9	$76.7	$21.2	$326.8

(a)
Interest payments on long-term debt includes interest on variable rate debt at December 31, 2012 weighted average interest rates.

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

(d)
The minimum purchase commitments in 2013 and 2014 are primarily for coal contracts. Although we are primarily liable for payments on the above operating leases and minimum purchase commitments, based on historic operating performance and forecasted future cash flows, we believe our exposure to losses, if any, under these arrangements is not material.

Adoption of New Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update No. 2012-02 ("ASU No. 2012-02") which amends ASC Topic 350, Intangibles — Goodwill and Other Testing Goodwill for Impairment ("ASC Topic 350"). ASU Topic No. 2012-02 permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount, as described in ASC Topic 350. Under ASU No. 2012-02, an entity has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity may resume performing the qualitative assessment in any subsequent period.

ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued. The Company adopted ASU No. 2012-02 in its annual financial statements for the year ending December 31, 2012. The adoption of ASU No. 2012-02 did not affect the Company's financial position, results of operations or cash flows.

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

Inventories

We value U.S. inventories at the lower of cost, using the Last-In, First-Out ("LIFO") method for financial reporting purposes, or market. German inventories are valued at the lower of cost, using a weighted-average cost method, or market. The First-In, First-Out value of U.S. inventories valued on the LIFO method was $91.8 million and $59.1 million at December 31, 2012 and 2011, respectively and exceeded such LIFO value by $12.8 million and $13.4 million, respectively. Cost includes labor, materials and production overhead.

Income Taxes

As of December 31, 2012, we have recorded aggregate deferred income tax assets of $62.9 million related to temporary differences, net operating losses and credits. We have established a valuation allowance of $0.4 million against certain state deferred income tax assets in states where we no longer have operations. As of December 31, 2011, our aggregate deferred income tax assets were $64.8 million and had a valuation allowance against such deferred income tax assets of $1.7 million. In determining the need for a valuation allowance, we consider many factors, including specific taxing jurisdictions, sources of taxable income, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance would be recognized if, based on the weight of available evidence, we conclude that it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

As of December 31, 2012 and 2011, our liability for uncertain income taxes positions was $4.8 million and $8.4 million, respectively. In evaluating and estimating tax positions and tax benefits, we consider many factors which may result in periodic adjustments and which may not accurately anticipate actual outcomes.

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

Consolidated pension expense for defined benefit pension plans was $11.3 million, $5.4 million and $6.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense was 7.25 percent, 7.75 percent and 8.00 percent for the years ended December 31, 2012, 2011 and 2010, respectively. The expected long-term rate of return on pension fund assets held by our pension trusts was determined based on several factors, including input from pension investment consultants and projected long-term returns of broad equity and bond indices. We also considered the plans' historical 10-year and 15-year compounded annual returns. We anticipate that, on average, actively managed U.S. pension plan assets will generate annual long-term rates of return of at least 7.00 percent. Our expected long-term rate of return on the assets in the plans is based on an asset allocation assumption of about 40 percent with equity managers, with expected long-term rates of return of approximately 8 to10 percent, and 60 percent with fixed income managers, with an expected long-term rate of return of approximately 5 to 7 percent. The actual asset allocation is regularly reviewed and periodically rebalanced to the targeted allocation when considered appropriate. We evaluate our investment strategy and long-term rate of return on pension asset assumptions at least annually.

Pension expense is estimated based on the fair value of assets rather than a market-related value that averages gains and losses over a period of years. Investment gains or losses represent the difference between the expected return calculated using the fair value of the assets and the actual return based on the fair value of assets. The variance between the actual and the expected gains and losses on pension assets is recognized in pension expense more rapidly than it would be if a market-related value for plan assets was used. As of December 31, 2012, our pension plans had cumulative unrecognized investment losses and other actuarial losses of approximately $81.2 million. These unrecognized net losses may increase our future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate our pension obligations or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the "corridor" determined under ASC Topic 715.

The discount (or settlement) rate that is utilized for determining the present value of future pension obligations in the U.S. is generally based on the yield for a theoretical basket of AA-rated corporate bonds currently available in the market place, whose duration matches the timing of expected pension benefit payments. The discount (or settlement) rate that is utilized for determining the present value of future pension obligations in Germany is generally based on the IBOXX index of AA-rated corporate bonds adjusted to match the timing of expected pension benefit payments. The weighted average discount rate utilized to determine the present value of future pension obligations at December 31, 2012 and 2011 was 4.19 percent and 5.14 percent, respectively.

Our consolidated pension expense in 2013 is based on the expected weighted-average long-term rate of return on assets and the weighted-average discount rate described above and various other assumptions. Pension expense beyond 2013 will depend on future investment performance, our contributions to the pension trusts, changes in discount rates and various other factors related to the covered employees in the plans.

The fair value of the assets in our defined benefit plans at December 31, 2012 of approximately $239 million increased approximately $28 million from the fair value of about $211 million at December 31, 2011, as investment gains and employer contributions exceeded benefit payments. At December 31, 2012, the projected benefit obligations of our defined benefit plans exceeded the fair value of plan assets by approximately $86 million which was approximately $9 million larger than the $77 million deficit at December 31, 2011. The accumulated benefit obligation exceeded the fair value of plan assets by approximately $72.6 million and $63.4 million at December 31, 2012 and 2011, respectively. Contributions to pension trusts for the year ended December 31, 2012 were $15.3 million compared with $12.9 million for the year ended December 31, 2011. In addition, we made direct benefit payments for unfunded qualified and supplemental retirement benefits of approximately $8.9 million and $2.1 million for the years ended December 31, 2012 and 2011, respectively.

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

For the years ended December 31, 2012, 2011 and 2010, consolidated postretirement health care and life insurance plan benefit expense was $4.9 million, $4.7 million and $4.3 million, respectively. The weighted-average discount (or settlement) rate used to calculate postretirement health care and life insurance plan benefit expense was 5.03 percent, 5.70 percent and 5.92 percent for the years ended December 31, 2012, 2011 and 2010, respectively. The discount (or settlement) rate that is utilized for determining the present value of future postretirement health care and life insurance plan benefit obligations in the U.S. is generally based on the yield for a theoretical basket of AA-rated corporate bonds currently available in the market place, whose duration matches the timing of expected postretirement health care and life insurance benefit payments. The discount (or settlement) rate that is utilized for determining the present value of future postretirement health care and life insurance obligations for our foreign benefit plans is generally based on an index of AA-rated corporate bonds adjusted to match the timing of expected benefit payments.

Our consolidated postretirement health care and life insurance plan benefit expense in 2013 is based on the weighted-average discount rate described above and various other assumptions. Postretirement health care and life insurance plan benefit expense beyond 2013 will depend on future health care cost trends, changes in discount rates and various other factors related to the covered employees in the plans.

Our obligations for postretirement health care and life insurance plan benefits are measured annually as of December 31. The weighted average discount rate utilized to determine the present value of future postretirement health care and life insurance obligations at December 31, 2012 and 2011 was 4.12 percent and 5.03 percent, respectively. The assumed inflationary health care cost trend rates used to determine obligations at December 31, 2012 and costs for the year ended December 31, 2013 were 7.6 percent gradually decreasing to an ultimate rate of 4.5 percent in 2027. The assumed inflationary health care cost trend rates used to determine obligations at December 31, 2011 and costs for the year ended December 31, 2012 were 7.9 percent gradually decreasing to an ultimate rate of 4.5 percent in 2027. At December 31, 2012, the projected benefit obligations for our postretirement health care and life insurance plans was approximately $47 million and was $4 million larger than the projected benefit obligation at December 31, 2011 primarily due to actuarial losses related to the reduction in the weighted-average discount (or settlement) rate used to calculate postretirement health care and life insurance plan benefit.

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

At November 30, 2012, the Company's assessment of qualitative facts and circumstances indicated no impairment of goodwill. The qualitative factors that we considered included, but were not limited to, changes in the macroeconomic conditions; changes in industry and market conditions such as an increase in the competitive environment; changes in manufacturing input costs — particularly to the extent these cannot be recovered through higher prices; changes in our market capitalization and changes in financial performance including earnings and cash flows.

Certain trade names are estimated to have indefinite useful lives and as such are not amortized. Intangible assets with indefinite lives are annually reviewed for impairment in accordance with ASC Topic 350.

Our annual test of goodwill for impairment at November 30, 2012, 2011 and 2010 indicated that the carrying amount of goodwill assigned to Neenah Germany was considered recoverable. At November 30, 2010, the significant assumptions used in developing the discounted operating cash flow approach were revenue growth rates and pricing, costs for manufacturing inputs, levels of capital investment and estimated cost of capital for high, medium and low growth environments.

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

Our annual test of other intangible assets for impairment at November 30, 2012, 2011 and 2010 indicated that the carrying amount of such assets was recoverable.

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

Foreign Currency Risk

Our reported operating results are affected by changes in the exchange rates of the local currencies of our non-U.S. operations relative to the U.S. dollar. For the year ended December 31, 2012, a hypothetical 10 percent increase in the exchange rates of the U.S dollar relative to the local currencies of our non-U.S. operations would have decreased our income before income taxes by approximately $2.1 million. We do not hedge our exposure to exchange risk on reported operating results.

The translation of the balance sheets of our non-U.S. operations from their local currencies into U.S. dollars is also sensitive to changes in the exchange rate of the U.S. dollar. Consequently, we performed a sensitivity test to determine if changes in the exchange rate would have a significant effect on the translation of the balance sheets of our non-U.S. operations into U.S. dollars. These translation gains or losses are recorded as unrealized translation adjustments ("UTA", a component of accumulated other comprehensive income) within stockholders' equity. The hypothetical change in UTA is calculated by multiplying the net assets of our non-U.S. operations by a 10 percent change in the exchange rate of their local currencies versus the U.S. dollar. As of December 31, 2012, the net assets of our non-U.S. operations exceeded their net liabilities by approximately $194 million. As of December 31, 2012, a 10 percent decrease in the exchange rate of the U.S. dollar against the local currencies of our non-U.S. operations would have decreased our stockholders' equity by approximately $19 million.

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

Based on 2012 pulp purchases, a 10 percent increase in the average market price for pulp (approximately $80 per ton) would have increased our annual costs for pulp purchases by approximately $14 million.

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

Our technical products business acquires certain of its specialized pulp requirements from two global suppliers and certain critical specialty latex grades from four suppliers. In general, these supply arrangements are not covered by formal contracts, but represent multi-year business relationships that have historically been sufficient to meet our needs. We expect these relationships to continue to operate in a satisfactory manner in the future. In the event of an interruption of production at any one supplier, we believe that each of these suppliers individually would be able to satisfy our short-term requirements for specialized pulp or specialty latex. In the event of a long-term disruption in our supply of specialized pulp or specialty latex, we believe we would be able to substitute other pulp grades or other latex grades that would allow us to meet required product performance characteristics and incur only a limited disruption in our production. As a result, we do not believe that the substitution of such alternative pulp or latex grades would have a material effect on our operations.

Cotton fiber represents less than five percent of the total fiber requirements of our fine paper business. Our fine paper business acquires a substantial majority of the cotton fiber used in the production of certain branded bond paper products pursuant to annual agreements with two North American producers. The balance of our cotton fiber requirements are acquired through "spot market" purchases from a variety of other producers. We believe that a partial or total disruption in the production of cotton fibers at our two primary suppliers would increase our reliance on "spot market" purchases with a likely corresponding increase in cost. Since we have the ability to source cotton fiber on the "spot market" if faced with a supply disruption, we would not expect cotton fiber supply issues to have a material effect on our operations.

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

Interest Rate Risk

We are exposed to interest rate risk on our variable rate bank debt. At December 31, 2012, we had $85.7 million of variable rate borrowings outstanding. A 100 basis point increase in interest rates would increase our annual interest expense on outstanding variable rate borrowings by approximately $0.9 million.

Environmental Regulation/Climate Change Legislation

Our manufacturing operations are subject to extensive regulation primarily by U.S., German and other international authorities. We have made significant capital expenditures to comply with environmental laws, rules and regulations. Due to changes in environmental laws and regulations, including potential future legislation to limit GHG emissions, the application of such regulations and changes in environmental control technology, we are not able to predict with certainty the amount of future capital spending to be incurred for environmental purposes. Taking these uncertainties into account, we have planned capital expenditures for environmental projects during the period 2013 through 2015 of approximately $1 million to $2 million annually.

We believe these risks can be managed and will not have a material effect on our business or our consolidated financial position, results of operations or cash flows.

Item 8.    Financial Statements and Supplementary Data

The information required in Item 8 is contained in and incorporated herein by reference from pages F-1 through F-53 of this Annual Report on Form 10-K.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of the Company's businesses. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based upon its assessment, management believes that as of December 31, 2012, the Company's internal controls over financial reporting were effective.

The effectiveness of internal control over financial reporting as of December 31, 2012, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited the Company's consolidated financial statements. Deloitte & Touche's attestation report on the Company's internal control over financial reporting is included herein. See "Item 15 — Exhibits and Financial Statement Schedules."

Neenah Paper, Inc
March 7, 2013

Changes in Internal Control Over Financial Reporting

There has been no significant change in the Company's internal control over financial reporting during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required to be set forth herein, except for the information included under Executive Officers of the Company, relating to nominees for director of Neenah and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the captions "Election of Directors," "Meetings and Committees of the Board of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2013. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2012.

Executive Officers of the Company

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

John P. O'Donnell, born in 1960, is our President and Chief Executive Officer and has been in that role since May 2011. Prior to becoming President and Chief Executive Office, Mr. O'Donnell served as our Senior Vice President, Chief Operating Officer since June 2010. In November 2007, Mr. O'Donnell joined the Company as President, Fine Paper. Mr. O'Donnell was employed by Georgia-Pacific Corporation from 1985 until 2007 and held increasingly senior roles in the Consumer Products division. Mr. O'Donnell served as President of the North America Retail Business from 2004 through 2007, and as President of the North American Commercial Tissue business from 2002 through 2004.

Steven S. Heinrichs, born in 1968, is our Senior Vice President, General Counsel and Secretary and has been in that role since June 2004 when he joined Kimberly-Clark as Chief Counsel, Pulp and Paper and General Counsel for Neenah Paper, Inc. Prior to his employment with Kimberly-Clark, Mr. Heinrichs served as Associate General Counsel and Assistant Secretary for Mariner Health Care, Inc., a nursing home and long-term acute care hospital company. Before joining Mariner Health Care in 2003, Mr. Heinrichs served as Associate General Counsel and Assistant Secretary for American Commercial Lines LLC, a leading inland barge and shipbuilding company from 1998 through 2003. Mr. Heinrichs engaged in the private practice of law with Skadden, Arps, Slate, Meagher and Flom LLP and Shuttleworth, Smith, McNabb and Williams PLLC from 1994 through 1998. Mr. Heinrichs received his MBA from the Kellogg School of Management at Northwestern University in 2008.

Bonnie C. Lind, born in 1958, is our Senior Vice President, Chief Financial Officer and Treasurer and has been in that role since June 2004. Ms. Lind was an employee of Kimberly-Clark from 1982 until 2004, holding a variety of increasingly senior financial and operations positions. From 1999 until June 2004, Ms. Lind served as the Assistant Treasurer of Kimberly-Clark and was responsible for managing Kimberly-Clark's global treasury operations. Prior to that, she was Director of Kimfibers with overall responsibility for the sourcing and distribution of pulp to Kimberly-Clark's global operations.

James R. Piedmonte, born in 1956, is our Senior Vice President — Operations and has been in that role since June 2004. Mr. Piedmonte had been employed by Kimberly-Clark from 1978 until 2004, and held increasingly senior positions within Kimberly-Clark's operations function. Mr. Piedmonte was responsible for Kimberly-Clark's pulp mill and forestry operations in Pictou, Nova Scotia, from 2001 until 2004. Previously he was the Director of Operations for the fine paper business operations, as well as mill manager at the Whiting, Wisconsin mill.

Julie A. Schertell, born in 1969, is a Senior Vice President of the Company and President, Fine Paper, and has been in that role since January 2011. Ms. Schertell joined the Company in 2008 and served as Vice President of Sales and Marketing for the Fine Paper division through December 2010. Ms. Schertell was employed by Georgia-Pacific Corporation in the Consumer Products Retail division, where she served as Vice President of Sales Strategy from 2007-2008, and as Vice President of Customer Solutions from 2003 through 2007.

Armin S. Schwinn, born in 1959, is our Senior Vice President — Managing Director of Neenah Germany and has been in that role since April 2010. Mr. Schwinn had been Vice President, Finance of Neenah Germany since our acquisition of FiberMark Germany in October 2006. Mr. Schwinn joined FiberMark Germany in 1995 and held increasingly senior positions within FiberMark Germany's financial, purchasing and administrative functions. Prior to this, Mr. Schwinn served in various leadership positions in other German manufacturing and service companies.

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

(a)  Documents filed as part of this report:

  1.
  Consolidated Financial Statements

The following reports and financial statements are filed herewith on the pages indicated:

  2.
  Financial Statement schedule

The following schedule is filed herewith:

Schedule II — Valuation and Qualifying Accounts	F-53

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

Exhibit Number	Exhibit
2.5	Agreement and Plan of Merger, among Neenah Paper, Inc., Fox Valley Corporation, Fox River Paper Company, LLC and AF/CPS Holding Corporation, dated as of February 5, 2007 (filed as Exhibit 2.1 to the Neenah Paper, Inc. Current Report on Form 8-K filed March 1, 2007 and incorporated herein by reference).
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

Exhibit Number	Exhibit
10.3	Lease Agreement dated June 29, 2004 between Neenah Paper, Inc. and Germania Property Investors XXXIV, L.P. (filed as Exhibit 10.3 to the Neenah Paper, Inc. Current Report on Form 8-K filed November 30, 2004 and incorporated herein by reference).
10.5*	Neenah Paper Supplemental Pension Plan, amended and restated to be effective January 1, 2009 (filed herewith).
10.6*	Neenah Paper Supplemental Retirement Contribution Plan, amended and restated to be effective January 1, 2009 (filed herewith).
10.7*	Neenah Paper Executive Severance Plan, amended and restated to be effective January 1, 2009 (filed herewith).
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
10.21*	Neenah Paper Deferred Compensation Plan, amended and restated to be effective January 1, 2009 (filed herewith).
10.22*	Neenah Paper Directors' Deferred Compensation Plan, amended and restated to be effective January 1, 2009 (filed herewith).
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
10.25
Amended and Restated Credit Agreement dated as of November 5, 2009 by and among Neenah Paper, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed as Exhibit 10.34 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, filed March 10, 2010 and incorporated herein by reference).+
10.26
First Amendment dated as of March 31, 2011 to the Amended and Restated Credit Agreement dated as of November 5, 2009 by and among Neenah Paper, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed as Exhibit 10.1 to the Neenah Paper, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2011, filed May 10, 2011 and incorporated herein by reference).+
10.27
Second Amendment dated as of November 16, 2011 to the Amended and Restated Credit Agreement dated as of November 5, 2009 by and among Neenah Paper, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed as Exhibit 10.27 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, filed March 8, 2012 and incorporated herein by reference).

Exhibit Number	Exhibit
10.28	Second Amended and Restated Credit Agreement dated as of October 11, 2012 by and among Neenah Paper, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed herewith).
10.29*	First Amendment to the Neenah Paper Executive Severance Plan (adopted on December 17, 2012 and filed herewith).
12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges (filed herewith)
21	List of Subsidiaries of Neenah Paper, Inc. (filed herewith).
23	Consent of Deloitte & Touche LLP (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (filed herewith).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).
32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith).
101.INS	XBRL Instance Document (furnished herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith).
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (furnished herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith).

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

NEENAH PAPER, INC.
By:	/s/ JOHN P. O'DONNELL
	Name:	John P. O'Donnell
	Title:	President and Chief Executive Officer (in his capacity as a duly authorized officer of the Registrant and in his capacity as Chief Executive Officer)
	Date:	March 7, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN P. O'DONNELL John P. O'Donnell		President and Chief Executive Officer (Principal Executive Officer)	March 7, 2013
/s/ BONNIE C. LIND Bonnie C. Lind		Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 7, 2013
/s/ LARRY N. BROWNLEE Larry N. Brownlee		Vice President — Controller (Principal Accounting Officer)	March 7, 2013
/s/ SEAN T. ERWIN* Sean T. Erwin		Chairman of the Board and Director	March 7, 2013
/s/ EDWARD GRZEDZINSKI* Edward Grzedzinski		Director	March 7, 2013
/s/ MARY ANN LEEPER* Mary Ann Leeper		Director	March 7, 2013
/s/ TIMOTHY S. LUCAS* Timothy S. Lucas		Director	March 7, 2013
/s/ JOHN F. MCGOVERN* John F. McGovern		Director	March 7, 2013
/s/ PHILIP C. MOORE* Philip C. Moore		Director	March 7, 2013
/s/ STEPHEN M. WOOD* Stephen M. Wood		Director	March 7, 2013
*By:	/s/ STEVEN S. HEINRICHS Steven S. Heinrichs Senior Vice President, General Counsel and Secretary Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Neenah Paper, Inc.
Alpharetta, Georgia

We have audited the internal control over financial reporting of Neenah Paper, Inc. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated March 7, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding a change in presentation of comprehensive income.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 7, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Neenah Paper, Inc.
Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of Neenah Paper, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Neenah Paper, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 7, 2013

NEENAH PAPER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)

	Year Ended December 31,
	2012	2011	2010
Net sales	$808.8	$696.0	$657.7
Cost of products sold	649.7	570.6	537.7

Gross profit	159.1	125.4	120.0
Selling, general and administrative expenses	77.4	68.2	69.3
Acquisition integration costs	5.8	—	—
SERP settlement charge	3.5	—	—
Loss on retirement of bonds	0.6	2.4	—
Gain on sale of the Ripon Mill	—	—	(3.4)
Other (income) expense — net	1.4	(1.8)	(1.0)

Operating income	70.4	56.6	55.1
Interest expense	13.5	15.6	20.5
Interest income	(0.1)	(0.3)	(0.2)

Income from continuing operations before income taxes	57.0	41.3	34.8
Provision for income taxes	17.1	12.0	9.8

Income from continuing operations	39.9	29.3	25.0
Income (loss) from discontinued operations, net of taxes (Note 12)	4.4	(0.2)	134.1

Net income	$44.3	$29.1	$159.1

Earnings (Loss) Per Common Share
Basic
Continuing operations	$2.46	$1.91	$1.69
Discontinued operations	0.27	(0.01)	9.05

	$2.73	$1.90	$10.74

Diluted
Continuing operations	$2.41	$1.82	$1.61
Discontinued operations	0.27	(0.01)	8.60

	$2.68	$1.81	$10.21

Weighted Average Common Shares Outstanding (in thousands)
Basic	15,752	14,974	14,744

Diluted	16,072	15,649	15,512

See Notes to Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2012	2011	2010
Net income	$44.3	$29.1	$159.1

Unrealized foreign currency translation gain (loss)	4.4	(5.0)	(15.1)
Net loss from pension and other postretirement benefit liabilities	(31.2)	(29.9)	(10.9)
Reclassification of amortization of adjustments to pension and other postretirement benefit liabilities recognized in net periodic benefit cost	5.1	2.5	1.9
SERP settlement charge	3.5	—	—
Curtailment loss	0.3	—	—
Unrealized gain on "available-for-sale" securities	0.1	—	—
Reclassification of cumulative currency translation adjustments related to investments in Canada (Note 12)	—	—	(87.9)

Loss from other comprehensive income items before income taxes	(17.8)	(32.4)	(112.0)
Benefit for income taxes	(7.7)	(10.2)	(3.0)

Other comprehensive loss	(10.1)	(22.2)	(109.0)

Comprehensive income	$34.2	$6.9	$50.1

See Notes to Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$7.8	$12.8
Restricted cash	—	7.0
Accounts receivable, net	79.6	71.4
Inventories	102.9	68.8
Income taxes receivable	2.5	1.9
Deferred income taxes	27.2	17.6
Prepaid and other current assets	14.1	14.0

Total Current Assets	234.1	193.5
Property, Plant and Equipment — net	254.8	252.3
Deferred Income Taxes	35.3	45.5
Goodwill (Note 4)	41.4	40.5
Intangible Assets — net (Note 4)	34.0	21.9
Other Assets	11.1	11.4

TOTAL ASSETS	$610.7	$565.1

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$4.7	$21.7
Accounts payable	35.1	30.2
Accrued expenses	47.6	51.6

Total Current Liabilities	87.4	103.5
Long-Term Debt	177.6	164.5
Deferred Income Taxes	12.5	16.0
Noncurrent Employee Benefits	131.1	113.0
Other Noncurrent Obligations	4.3	1.4

TOTAL LIABILITIES	412.9	398.4

Commitments and Contingencies (Notes 10 and 11)
Stockholders' Equity
Common stock, par value $0.01 — authorized: 100,000,000 shares; issued and outstanding: 16,826,000 shares and 15,594,000 shares	0.2	0.1
Treasury stock, at cost: 911,000 shares and 451,000 shares	(22.6)	(10.9)
Additional paid-in capital	273.9	257.6
Accumulated deficit	(3.9)	(40.4)
Accumulated other comprehensive loss	(49.8)	(39.7)

Total Stockholders' Equity	197.8	166.7

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$610.7	$565.1

See Notes to Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions, shares in thousands)

	Common Stock					Accumulated Other Comprehensive Income
			Treasury Stock	Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount
Balance, December 31, 2009	15,086	$0.1	$(10.2)	$243.4	$(215.2)	$91.5
Net income	—	—	—	—	159.1	—
Other comprehensive loss, net of income taxes	—	—	—	—	—	(109.0)
Dividends declared	—	—	—	—	(5.9)	—
Stock options exercised	86	—	—	0.7	—	—
Restricted stock vesting (Note 9)	65	—	(0.2)	—	—	—
Stock-based compensation	—	—	—	4.9	—	—

Balance, December 31, 2010	15,237	0.1	(10.4)	249.0	(62.0)	(17.5)
Net income	—	—	—	—	29.1	—
Other comprehensive loss, net of income taxes	—	—	—	—	—	(22.2)
Dividends declared	—	—	—	0.8	(7.5)	—
Excess tax benefits from stock-based compensation	—	—	—	1.0	—	—
Stock options exercised	268	—	—	2.5	—	—
Restricted stock vesting (Note 9)	89	—	(0.5)	—	—	—
Stock-based compensation	—	—	—	4.3	—	—

Balance, December 31, 2011	15,594	0.1	(10.9)	257.6	(40.4)	(39.7)
Net income	—	—	—	—	44.3	—
Other comprehensive loss, net of income taxes	—	—	—	—	—	(10.1)
Dividends declared	—	—	—	—	(7.8)	—
Excess tax benefits from stock-based compensation	—	—	—	6.1	—	—
Shares purchased (Note 9)	—	—	(4.1)	—	—	—
Stock options exercised	371	—	—	5.3	—	—
Restricted stock vesting (Note 9)	861	0.1	(7.6)	—	—	—
Stock-based compensation	—	—	—	4.9	—	—

Balance, December 31, 2012	16,826	$0.2	$(22.6)	$273.9	$(3.9)	$(49.8)

See Notes to Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES
Net income	$44.3	$29.1	$159.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28.8	31.0	31.3
Stock-based compensation	4.9	4.3	4.9
Excess tax benefit from stock-based compensation (Note 8)	(6.1)	(1.0)	—
Deferred income tax provision	10.7	7.4	37.0
Non-cash effects of changes in liabilities for uncertain income tax positions	(3.9)	—	—
Loss on retirement of bonds	0.6	2.4	—
Inventory acquired in acquisition (Note 3)	(6.6)	—	—
Reclassification of cumulative translation adjustments related to investments in Canada (Note 12)	—	—	(87.9)
Gain on sale of Woodlands	—	—	(74.1)
SERP payment, net of settlement charge	(3.4)	—	—
Gain on sale of the Ripon Mill	—	—	(3.4)
Loss on other asset dispositions	0.1	0.1	0.2
Net cash used in changes in operating working capital (Note 14)	(20.9)	(7.2)	(3.9)
Pension and other post-employment benefits	(7.3)	(7.7)	(7.8)
Other	(1.1)	(1.2)	(0.9)

NET CASH PROVIDED BY OPERATING ACTIVITIES	40.1	57.2	54.5

INVESTING ACTIVITIES
Capital expenditures	(25.1)	(23.1)	(17.4)
Decrease (increase) in restricted cash	7.0	(7.0)	—
Sales (purchases) of marketable securities	(0.1)	1.2	(3.5)
Purchase of brands (Note 3)	(14.1)	—	—
Net proceeds from sale of the Woodlands (Note 12)	—	—	78.0
Proceeds from asset sales	—	—	8.7
Other	—	—	0.7

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(32.3)	(28.9)	66.5

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	111.9	30.3	0.1
Repayments of long-term debt	(96.0)	(98.7)	(71.5)
Short-term borrowings	1.2	16.4	13.3
Repayments of short-term borrowings	(21.1)	(7.8)	(14.8)
Proceeds from exercise of stock options	5.3	2.6	0.7
Excess tax benefit from stock-based compensation (Note 8)	6.1	1.0	—
Cash dividends paid	(7.8)	(6.7)	(5.9)
Shares purchased (Note 9)	(11.7)	(0.5)	(0.2)
Other	(0.9)	(0.4)	—

NET CASH USED IN FINANCING ACTIVITIES	(13.0)	(63.8)	(78.3)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	0.2	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5.0)	(35.5)	42.7
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12.8	48.3	5.6

CASH AND CASH EQUIVALENTS, END OF YEAR	$7.8	$12.8	$48.3

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

The technical products business is an international producer of transportation and other filter media and durable, saturated and coated substrates for industrial products backings and a variety of other end markets. The fine paper business is a supplier of premium writing, text and cover papers, bright papers and specialty papers primarily in North America. The Company's premium writing, text, cover and specialty papers are used in commercial printing and imaging applications for corporate identity packages, invitations, personal stationery and high-end advertising, as well as premium labels and luxury packaging.

On January 31, 2012, the Company purchased certain premium paper brands and other assets from Wausau Paper Mills, LLC, a subsidiary of Wausau Paper Corp. ("Wausau") for approximately $21 million. See Note 3, "Acquisitions."

In May 2009, the Company permanently closed the fine paper mill located in Ripon, California (the "Ripon Mill"). In October 2010, the Company sold the remaining long-lived assets of the Ripon Mill, primarily composed of land and buildings, to Diamond Pet Food Processors of Ripon, LLC ("Diamond") for gross proceeds of approximately $9 million. Pursuant to the terms of the transaction, Diamond acquired all the assets and assumed responsibility for substantially all the remaining liabilities associated with the Ripon Mill. The Company recognized a pre-tax gain on the sale of approximately $3.4 million.

In June 2008, the Company's wholly owned subsidiary, Neenah Paper Company of Canada ("Neenah Canada") sold its pulp mill in Pictou, Nova Scotia (the "Pictou Mill") to Northern Pulp Nova Scotia Corporation ("Northern Pulp"), a new operating company jointly owned by Atlas Holdings LLC ("Atlas") and Blue Wolf Capital Management LLC. In March 2010, Neenah Canada sold approximately 475,000 acres of woodland assets in Nova Scotia (the "Woodlands") to Northern Timber Nova Scotia Corporation, an affiliate of Northern Pulp, for C$82.5 million ($78.6 million). The sale resulted in a pre-tax gain, net of fees and other transaction costs, of $74.1 million. The sale of the Woodlands resulted in the substantially complete liquidation of the Company's investment in Neenah Canada. For the years ended December 31, 2012, 2011 and 2010, the results of operations of the Pictou Mill and the Woodlands, the gain on sale of the Woodlands, the reclassification into earnings of cumulative currency translation adjustments attributable to the Company's Canadian subsidiaries and the loss on disposal of the Pictou Mill are reported as discontinued operations. See Note 12, "Discontinued Operations — Sale of the Pictou Mill and the Woodlands."

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

The Company's businesses manage seasonal peaks in inventory demand by providing certain customers with finished goods inventory on consignment. The Company accounts for such inventory as finished goods until title to the inventory is transferred and the customer assumes the risks and rewards of ownership at which time the Company recognizes sales revenue.

Earnings per Share ("EPS")

The Company computes basic earnings per share ("EPS") in accordance with Accounting Standards Codification ("ASC") Topic 260, Earnings Per Share ("ASC Topic 260"). In accordance with ASC Topic 260, share-based awards with non-forfeitable dividends are classified as participating securities. In calculating basic earnings per share, this method requires net income to be reduced by the amount of dividends declared in the current period for each participating security and by the contractual amount of dividends or other participation payments that are paid or accumulated for the current period. Undistributed earnings for the period are allocated to participating securities based on the contractual participation rights of the security to share in those current earnings assuming all earnings for the period are distributed. Holders of restricted stock and restricted stock units ("RSUs") have contractual participation rights that are equivalent to those of common stockholders. Therefore, the Company allocates undistributed earnings to restricted stock, RSUs and common stockholders based on their respective ownership percentage, as of the end of the period.

ASC Topic 260 also requires companies with participating securities to calculate diluted earnings per share using the "Two Class" method. The "Two Class" method requires first calculating diluted earnings per share using a denominator that includes the weighted average share equivalents from the assumed conversion of dilutive securities. Diluted earnings per share is then calculated using net income reduced by the amount of distributed and undistributed earnings allocated to participating securities calculated using the "Treasury Stock" method and a denominator that includes the weighted average share equivalents from the assumed conversion of dilutive securities excluding participating securities. The Company is required to report the lowest diluted earnings per share amount under the two calculations subject to the anti-dilution provisions of ASC Topic 260.

Diluted EPS was calculated to give effect to all potentially dilutive non-participating common share equivalents using the "Treasury Stock" method. Outstanding stock options, stock appreciation rights ("SARs") and certain RSUs with performance conditions represent the only potentially dilutive non-participating security effects on the Company's weighted-average shares. For the years ended December 31, 2012, 2011 and 2010, approximately 1,015,000, 1,365,000 and 1,590,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company's common stock for the period the options were outstanding.

The following table presents the computation of basic and diluted shares of common stock used in the calculation of EPS (amounts in millions, except share and per share amounts):

Earnings per basic common share

	Year Ended December 31,
	2012	2011	2010
Income from continuing operations	$39.9	$29.3	$25.0
Distributed and undistributed amounts allocated to participating securities	(1.2)	(0.7)	(0.1)

Income from continuing operations available to common stockholders	38.7	28.6	24.9
Income (loss) from discontinued operations, net of income taxes	4.4	(0.2)	134.1
Distributed and undistributed amounts allocated to participating securities	(0.1)	—	(0.6)

Net income available to common stockholders	$43.0	$28.4	$158.4

Weighted-average basic shares outstanding	15,752	14,974	14,744

Basic earnings (loss) per share
Continuing operations	$2.46	$1.91	$1.69
Discontinued operations	0.27	(0.01)	9.05

	$2.73	$1.90	$10.74

Earnings per diluted common share

	Year Ended December 31,
	2012	2011	2010
Income from continuing operations	$39.9	$29.3	$25.0
Distributed and undistributed amounts allocated to participating securities	(1.1)	(0.8)	(0.1)

Income from continuing operations available to common stockholders	38.8	28.5	24.9
Income (loss) from discontinued operations, net of income taxes	4.4	(0.2)	134.1
Distributed and undistributed amounts allocated to participating securities	(0.1)	—	(0.6)

Net income available to common stockholders	$43.1	$28.3	$158.4

Weighted-average basic shares outstanding	15,752	14,974	14,744
Add: Assumed incremental shares under stock-based compensation plans	320	675	768

Weighted average diluted shares	16,072	15,649	15,512

Diluted earnings (loss) per share
Continuing operations	$2.41	$1.82	$1.61
Discontinued operations	0.27	(0.01)	8.60

	$2.68	$1.81	$10.21

Financial Instruments

Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. As of December 31, 2012 and 2011, $0.7 million and $0.6 million, respectively, of the Company's cash and cash equivalent is restricted to the payment of postretirement benefits for certain former Fox River executives. As of December 31, 2011, the Company had $7.0 million of cash that was restricted to the payment of benefits under its supplemental retirement contribution plan (the "SERP").

Inventories

U.S. inventories are valued at the lower of cost, using the Last-In, First-Out (LIFO) method for financial reporting purposes, or market. German inventories are valued at the lower of cost, using a weighted-average cost method, or market. The FIFO value of inventories valued on the LIFO method was $91.8 million and $59.1 million at December 31, 2012 and 2011, respectively. Cost includes labor, materials and production overhead.

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

The Company accounts for asset retirement obligations ("AROs") in accordance with ASC Topic 410, Asset Retirements and Environmental Obligations, which requires companies to make estimates regarding future events in order to record a liability for AROs in the period in which a legal obligation is created. Such liabilities are recorded at fair value, with an offsetting increase to the carrying value of the related long-lived asset. As of December 31, 2012, the Company is unable to estimate its AROs for environmental liabilities at its manufacturing facilities.

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

At November 30, 2012, the Company's assessment of qualitative facts and circumstances indicated no impairment of goodwill. The qualitative factors considered included, but were not limited to, changes in the macroeconomic conditions; changes in industry and market conditions such as an increase in the competitive environment; changes in manufacturing input costs — particularly to the extent these cannot be recovered through higher selling prices; changes in Neenah Germany's financial performance including earnings and cash flows; and changes in the Company's market capitalization.

Intangible assets with finite useful lives are amortized on a straight-line basis over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment. Intangible assets consist primarily of customer relationships, trade names and acquired intellectual property. Such intangible assets are amortized using the straight-line method over estimated useful lives of between 10 and 15 years. Certain trade names are estimated to have indefinite useful lives and as such are not amortized. Intangible assets with indefinite lives are reviewed for impairment at least annually in accordance with ASC Topic 350. See Note 4, "Goodwill and Other Intangible Assets."

Research and Development Expense

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

Level 1 — Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the plan has the ability to access.

Level 2 — Inputs to the valuation methodology include:

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

Level 3 — Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques attempt to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table sets forth by level, within the fair value hierarchy, the fair value of the Company's pension plan assets:

	Assets at Fair Value at December 31,
	Level 1		Level 2 (a)		Level 3		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Equity securities:
Domestic	$—	$—	$53.2	$61.3	$—	$—	$53.2	$61.3
International	—	—	43.2	29.4	—	—	43.2	29.4
Fixed income	—	—	141.9	116.1	—	—	141.9	116.1
Cash and equivalents	1.0	3.8	—	—	—	—	1.0	3.8

Total assets at fair value	$1.0	$3.8	$238.3	$206.8	$—	$—	$239.3	$210.6

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

Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The fair value of short and long-term debt is estimated using current market prices for the Company's publicly traded debt or rates currently available to the Company for debt of the same remaining maturities. The following table presents the carrying value and the fair value of the Company's debt.

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
Senior Notes (7.375% fixed rate)	$90.0	$90.0	$158.0	$158.8
Revolving bank credit facility (variable rates)	55.7	55.7	—	—
Term Loan (variable rates)	30.0	30.0	—	—
Neenah Germany project financing (3.8% fixed rate)	6.6	6.9	8.1	8.0
Neenah Germany revolving line of credit (variable rates)	—	—	20.1	20.1

Long-term debt	$182.3	$182.6	$186.2	$186.9

(a)
Fair value for the Senior Notes was estimated from Level 1 measurements, the fair value for all other debt instruments was estimated from Level 2 measurements.

The Company's investments in marketable securities are accounted for as "available-for-sale securities" in accordance with ASC Topic 320, Investments — Debt and Equity Securities ("ASC Topic 320"). Pursuant to ASC Topic 320, marketable securities are reported at fair value on the consolidated balance sheet and unrealized holding gains and losses are reported in other comprehensive income until realized upon sale. At December 31, 2012 and 2011, the Company had approximately $2.6 million and $2.4 million, respectively, in marketable securities classified as "Other Assets" on the consolidated balance sheet. The cost of such marketable securities was $2.6 million and $2.5 million, respectively. Fair value for the Company's marketable securities was estimated from Level 1 measurements. The Company's marketable securities are restricted to the payment of benefits under the SERP.

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

The components of accumulated other comprehensive income (loss), net of applicable income taxes are as follows:

	December 31,
	2012	2011
Unrealized foreign currency translation gains	$9.2	$4.8
Net loss from pension and other postretirement benefit liabilities (net of income tax benefits of $34.9 million and $27.2 million, respectively)	(59.1)	(44.5)
Unrealized gain on "available-for-sale" securities	0.1	—

Accumulated other comprehensive loss	$(49.8)	$(39.7)

Accounting Standards Changes

In July 2012, the FASB issued Accounting Standards Update No. 2012-02 ("ASU No. 2012-02") which amends ASC Topic 350, Intangibles — Goodwill and Other ("ASC Topic 350"). ASU Topic No. 2012-02 permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount, as described in ASC Topic 350. Under ASU No. 2012-02, an entity has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity may resume performing the qualitative assessment in any subsequent period.

ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued. The Company adopted ASU No. 2012-02 in its annual financial statements for the year ending December 31, 2012. The adoption of ASU No. 2012-02 did not affect the Company's financial position, results of operations or cash flows.

As of December 31, 2012, no other amendments to the ASC had been issued but not adopted by the Company that will have or are reasonably likely to have a material effect on its results of operations, financial position or cash flows.

Note 3.  Acquisitions

On January 31, 2012, the Company purchased certain premium paper brands and other assets from Wausau. The Company paid approximately $21 million for (i) the premium fine paper brands ASTROBRIGHTS®, ASTROPARCHE® and ROYAL, (ii) exclusive, royalty free and perpetual license rights for a portion of the EXACT® brand specialty business, including Index, Tag and Vellum Bristol, (iii) approximately one month of finished goods inventory and (iv) certain converting equipment used for retail grades. In addition, the parties entered into a supply agreement under which Wausau agreed to manufacture and supply certain products to the Company during a transition period. The acquisition was financed through the Company's existing credit facility and cash on hand. The results of the Index, Tag and Vellum Bristol brands are reported in the Other segment from the date of acquisition. The results of all other brands acquired from Wausau are reported in the Fine Paper segment from the date of acquisition. For the year ended December 31, 2012, the Company incurred $5.8 million in acquisition integration costs.

The Company accounted for the acquisition of the Wausau brands as an asset purchase. The following table sets forth by level, within the fair value hierarchy, the fair value of the assets acquired from Wausau in accordance with ASC Topic 820:

	Acquired Assets at Fair Value
	Level 1	Level 2	Level 3	Total
Amortizable intangible assets
Customer based intangibles	$—	$—	$2.0	$2.0
Trade names and trademarks	—	—	0.1	0.1
Non-amortizable intangible assets
Trade names	—	—	11.5	11.5
Finished goods inventory	—	6.6	—	6.6
Property, plant and equipment	—	—	0.9	0.9

Total assets at fair value	$—	$6.6	$14.5	$21.1

Note 4.  Goodwill and Other Intangible Assets

As of December 31, 2012, the Company had goodwill of $41.4 million which is not amortized. The following table presents changes in goodwill (all of which relates to the Company's Technical Products segment) for the years ended December 31, 2012, 2011 and 2010:

	Gross Amount	Accumulated Impairment Losses	Net
Balance at December 31, 2009	$98.9	$(54.0)	$44.9
Foreign currency translation	(7.5)	4.1	(3.4)

Balance at December 31, 2010	91.4	(49.9)	41.5
Foreign currency translation	(2.3)	1.3	(1.0)

Balance at December 31, 2011	89.1	(48.6)	40.5
Foreign currency translation	7.0	(6.1)	0.9

Balance at December 31, 2012	$96.1	$(54.7)	$41.4

Impairment

As of December 31, 2012 and 2011, the carrying amount of goodwill assigned to Neenah Germany was not impaired.

Other Intangible Assets

As of December 31, 2012, the Company had recognized net identifiable intangible assets of $34.0 million. All such intangible assets were acquired in the acquisitions of Neenah Germany, Fox River and the Wausau brands. The following table details amounts related to those assets.

		December 31, 2012		December 31, 2011
	Weighted average amortization period (years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets
Customer based intangibles	15	$16.3	$(6.2)	$14.1	$(5.0)
Trade names and trademarks	10	5.5	(3.4)	5.4	(2.8)
Acquired Technology	10	1.1	(0.7)	1.0	(0.5)

Total amortizable intangible assets		22.9	(10.3)	20.5	(8.3)
Trade names	Not amortized	21.4	—	9.7	—

Total		$44.3	$(10.3)	$30.2	$(8.3)

In conjunction with the acquisition of the Wausau brands, the Company recorded approximately $11.5 million in non-amortizable intangible trade names, approximately $0.1 million in amortizable intangible trade names and trademarks and approximately $2.0 million in customer based intangible assets. The weighted average useful lives assigned to amortizable intangible trade names and trademarks and customer based intangible assets was 8 years and 15 years, respectively.

As of December 31, 2012, $17.9 million and $16.1 million of such intangible assets are reported within the Technical Products and Fine Paper segments, respectively. See Note 13, "Business Segment and Geographic Information." Aggregate amortization expense of acquired intangible assets for the years ended December 31, 2012, 2011 and 2010 was $1.9 million, $1.7 million and $1.6 million, respectively and was reported in Cost of Products Sold on the Consolidated Statement of Operations. Estimated annual amortization expense for each of the next five years is approximately $1.7 million.

Note 5.  Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Income tax expense represented 30.0 percent, 29.1 percent and 28.2 percent of income from continuing operations before income taxes for the years ended December 31, 2012, 2011 and 2010, respectively. The following table presents the principal reasons for the difference between the Company's effective income tax rate and the U.S. federal statutory income tax rate:

	Year Ended December 31,
	2012	2012	2011	2011	2010	2010
U.S. federal statutory income tax rate	35.0%	$20.0	35.0%	$14.5	35.0%	$12.2
U.S. state income taxes, net of federal income tax effect	1.9%	1.1	1.8%	0.7	1.9%	0.7
Uncertain income tax positions	1.2%	0.6	0.1%	0.1	(1.1)%	(0.4)
Foreign tax rate and structure differences	(7.0)%	(4.0)	(9.3)%	(3.9)	(10.3)%	(3.6)
Other differences — net	(1.1)%	(0.6)	1.5%	0.6	2.7%	0.9

Effective income tax rate	30.0%	$17.1	29.1%	$12.0	28.2%	$9.8

The Company's effective income tax rate can be affected by many factors, including but not limited to, changes in the mix of earnings in taxing jurisdictions with differing statutory rates, changes in corporate structure as a result of business acquisitions and dispositions, changes in the valuation of deferred tax assets and liabilities, the results of audit examinations of previously filed tax returns and changes in tax laws.

The following table presents the U.S. and foreign components of income from continuing operations before income taxes:

	Year Ended December 31,
	2012	2011	2010
Income from continuing operations before income taxes:
U.S.	$35.8	$23.1	$20.6
Foreign	21.2	18.2	14.2

Total	$57.0	$41.3	$34.8

The following table presents the components of the provision (benefit) for income taxes:

	Year Ended December 31,
	2012	2011	2010
Provision (benefit) for income taxes:
Current:
Federal	$(2.2)	$0.2	$(0.4)
State	—	0.4	(0.1)
Foreign	8.8	3.9	3.6

Total current tax provision	6.6	4.5	3.1

Deferred:
Federal	12.0	8.9	7.2
State	0.4	1.2	1.2
Foreign	(1.9)	(2.6)	(1.7)

Total deferred tax provision	10.5	7.5	6.7

Total provision for income taxes	$17.1	$12.0	$9.8

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

The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The components of deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
Net current deferred income tax assets
Net operating losses	$18.9	$9.8
Employee benefits	1.7	4.0
Accrued liabilities	2.8	2.2
Inventory	3.6	1.4
Other	0.3	0.7

Net current deferred income tax assets before valuation allowance	27.3	18.1
Valuation allowance	(0.1)	(0.5)

Net current deferred income tax assets	27.2	17.6

Net noncurrent deferred income tax assets
Net operating losses and credits	16.0	29.5
Employee benefits	38.2	36.9
Accelerated depreciation	(18.4)	(19.7)
Other	(0.2)	—

Net noncurrent deferred income tax assets before valuation allowance	35.6	46.7
Valuation allowance	(0.3)	(1.2)

Net noncurrent deferred income tax assets	35.3	45.5

Total deferred income tax assets	$62.5	$63.1

Net noncurrent deferred income tax liability
Accelerated depreciation	$18.6	$18.8
Intangibles	4.7	5.0
Interest limitation	(5.2)	(4.7)
Employee benefits	(5.0)	(2.7)
Net operating losses	(0.2)	(0.3)
Other	(0.4)	(0.1)

Net noncurrent deferred income tax liabilities	$12.5	$16.0

As of December 31, 2012, a valuation allowance of $0.4 million has been provided against certain U.S. state deferred income tax assets in states where the Company no longer has operations. In determining the need for a valuation allowance, the Company considers many factors, including specific taxing jurisdictions, sources of taxable income, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance is recognized if, based on the weight of available evidence, the Company concludes that it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

As of December 31, 2012, the Company had $65.9 million of U.S. Federal and $76.9 million of U.S. state net operating losses ("NOLs"). If not used, substantially all of the NOLs will expire in various amounts between 2028 and 2030. The Company also has preacquisition and recognized built-in loss carryovers of approximately $13.5 million, net of expected limitations. In addition, the Company has $2.8 million of Alternative Minimum Tax carryovers, which can be carried forward indefinitely.

No provision for U.S. income taxes has been made for undistributed earnings of certain of the Company's foreign subsidiaries which have been indefinitely reinvested. The Company is unable to estimate the amount of U.S. income taxes that would be payable if such undistributed foreign earnings were repatriated.

The following is a tabular reconciliation of the total amounts of uncertain tax positions as of and for the years ended December 31, 2012, 2011 and 2010:

	For the Years Ended December 31,
	2012	2011	2010
Balance at January 1,	$8.4	$8.6	$10.5
Increases in prior period tax positions	4.4	0.2	1.7
Decreases in prior period tax positions	(7.5)	(0.3)	(3.5)
Decreases due to settlements with tax authorities	(0.5)	(0.1)	(0.1)

Balance at December 31,	$4.8	$8.4	$8.6

If recognized, approximately $4.2 million of the benefit for uncertain tax positions at December 31, 2012 would favorably affect the Company's effective tax rate in future periods. The Company does not expect that the expiration of the statute of limitations or the settlement of audits in the next 12 months will result in liabilities for uncertain income tax positions that are materially different than the amounts that were accrued as of December 31, 2012.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. The Company is no longer subject to U.S. federal examination for years before 2009 and state and local examinations for years before 2007 and non-U.S. income tax examinations for years before 2005. As of December 31, 2012, audit findings related to the 2006 through 2007 tax years were in the process of being appealed to the German tax authorities. For a discussion of uncertainties related to tax matters see Note 11, "Contingencies and Legal Matters."

The Company recognizes accrued interest and penalties related to uncertain income tax positions in the Provision for income taxes on the consolidated statements of operations. For the years ended December 31, 2012 and 2011, the Company recognized an expense (benefit) for interest and penalties of $(0.5) million and $0.2 million, respectively. The Company recognized interest and penalties of less than $0.1 million for the year ended December 31, 2010. As of December 31, 2012 and 2011, the Company had $0.1 million and $0.9 million, respectively, accrued for interest and penalties related to uncertain income tax positions.

Note 6.  Debt

Long-term debt consisted of the following:

	December 31,
	2012	2011
Senior Notes (7.375% fixed rate) due 2014	$90.0	$158.0
Revolving bank credit facility (variable rates), due 2017	55.7	—
Term Loan (variable rates), due in quarterly installments through November 2017	30.0	—
Neenah Germany project financing (3.8% fixed rate) due in 16 equal semi-annual installments ending December 2016	6.6	8.1
Neenah Germany revolving lines of credit (variable rates)	—	20.1

Total Debt	182.3	186.2
Less: Debt payable within one year	4.7	21.7

Long-term debt	$177.6	$164.5

Senior Unsecured Notes

On December 31, 2012, the Company had $90 million of ten-year 7.375% senior unsecured notes, originally issued on November 30, 2004 (the "Senior Notes") outstanding. A description and history of the Senior Notes is as follows:

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

  •
  First Early Redemption. On March 10, 2011, the Company completed an early redemption of $65 million in aggregate principal amount of the Senior Notes (the "First Early Redemption"). For the year ended December 31, 2011, the Company recognized a pre-tax loss, including the write-off of related unamortized debt issuance costs, of approximately $2.4 million in connection with the First Early Redemption.

  •
  Second Early Redemption. On April 23, 2012, the Company redeemed $10 million in aggregate principal amount of the Senior Notes (the "Second Early Redemption"). The Second Early Redemption was financed with available secured revolving credit facility borrowings. The Company recognized a pre-tax loss, including the write-off of related unamortized debt issuance costs, of approximately $0.2 million in connection with the Second Early Redemption.

  •
  Third Early Redemption. On October 16, 2012, the Company redeemed $58 million in aggregate principal amount of the Senior Notes (the "Third Early Redemption"). The Senior Notes were purchased at par value on November 15, 2012. The Third Early Redemption was financed by a combination of borrowings using the Company's revolving credit facility and a new $30 million term loan. The Company recognized a pre-tax loss, including the write-off of related unamortized debt issuance costs, of approximately $0.4 million in connection with the Third Early Redemption.

Redemption Rights/Open Market Purchases. Commencing on or after November 15, 2012, the Company may redeem all or any portion of the Senior Notes at 100 percent of the principal amount plus accrued and unpaid interest. From time-to-time, the Company may either redeem or repurchase on the open market its Senior Notes. The Company's ability to either redeem or repurchase its Senior Notes is limited under the terms of its secured revolving credit facility.

Amended and Restated Secured Revolving Credit Facility

Second Amended and Restated Credit Agreement.    On October 11, 2012, the Company amended and extended its credit facility by entering into a Second Amended and Restated Credit Agreement (the "Second Amended and Restated Credit Agreement") by and among the Company and certain of its subsidiaries as co-borrowers, the financial institutions signatory to the Second Amended and Restated Credit Agreement as lenders, and JPMorgan Chase Bank, N.A., as agent for the lenders.

The Second Amended and Restated Credit Agreement, among other things: (i) extended the term of the prior credit facility by two years; (ii) increased the revolving credit commitment from $95 million to $105 million; (iii) added a $30 million deferred draw term loan commitment (the "Term Loan"), borrowings which the Company used to redeem a portion of its Senior Notes, (iv) reduced certain interest rates and fees payable on revolving credit borrowings; (v) removed Neenah Paper Company of Canada ("Neenah Canada") as a Guarantor (as defined in the prior credit agreement) and released liens and security interests previously granted by Neenah Canada; and (vi) made certain definitional, administrative and covenant changes.

The Term Loan was drawn in a single draw on November 13, 2012, and is subject to certain borrowing conditions. The principal balance of the Term Loan is repayable in quarterly installments beginning on March 31, 2013. Both the revolving credit commitment and the Term Loan mature on November 30, 2017 (or on August 15, 2014, if by that date the Senior Notes have not been redeemed, repurchased, defeased or repaid in full, or extended or refinanced to a date at least 90 days after November 30, 2017). The Term Loan bears interest at either (1) a prime rate-based index, as defined, plus 2.25 percent, or (2) LIBOR plus 3.75 percent. As of December 31 2012, the weighted-average interest rate on outstanding Term Loan borrowings was 4.0 percent per annum.

As of December 31, 2012, the Company had a $105 million secured revolving credit facility (the "Revolver") pursuant to the Second Amended and Restated Credit Agreement. As of December 31 2012, the weighted-average interest rate on outstanding Revolver borrowings was 2.4 percent per annum. Borrowing availability under the Revolver is reduced by outstanding letters of credit and reserves for certain other items as defined in the Amended Credit Agreement. As of December 31 2012, the Company had $55.7 million of Revolver borrowings outstanding, approximately $0.7 million of outstanding letters of credit and other items, and $48.6 million of available credit under the Revolver.

As of December 31 2012, the Second Amended and Restated Credit Agreement had the following general terms and conditions:

  •
  Borrowing Limit. The Company's ability to borrow under the Revolver is limited to the lowest of (a) $105 million; (b) the Company's borrowing base (as determined in accordance with the Second Amended and Restated Credit Agreement) and (c) the applicable cap on the amount of "credit facilities" under the indenture for the Senior Notes.

  •
  Term and Security. The Second Amended and Restated Credit Agreement will terminate on November 30, 2017 (or on August 31, 2014 if the Senior Notes have not been repurchased, defeased, refinanced or extended as of such date). The Second Amended and Restated Credit Agreement is secured by substantially all of the assets of the Company and the subsidiary borrowers. Neenah Germany is not obligated with respect to the Second Amended and Restated Credit Agreement, either as a borrower or a guarantor.

  •
  Interest Rate. The Revolver bears interest at either (1) a prime rate-based index, as defined, plus a percentage ranging from 0.25 percent to 0.75 percent, or (2) LIBOR plus a percentage ranging from 1.75 percent to 2.25 percent, depending upon the amount of borrowing availability under the Revolver. The Company is also required to pay a monthly facility fee on the unused amount of the Revolver commitment at a per annum rate ranging between 0.25 percent and 0.375 percent, depending upon usage under the Revolver.

  •
  Terms, Covenants and Events of Default. The Second Amended and Restated Credit Agreement contains terms, covenants and events of default with which the Company must comply, which the Company believed are ordinary and standard for agreements of this nature. Among other things, such covenants restrict the Company's ability to incur certain additional debt, make specified restricted payments, authorize or issue capital stock, enter into transactions with affiliates, consolidate or merge with or acquire another business, sell certain of its assets, or dissolve or wind up. In addition, if the Company has outstanding borrowings under the Term Loan or if borrowing availability under the Second Amended and Restated Credit Agreement is less than $20 million, the Company is required to achieve a fixed charge coverage ratio (as defined in the Second Amended and Restated Credit Agreement) of not less than 1.1 to 1.0 for the preceding 12-month period, tested as of the end of such quarter. As of December 31 2012, the Company was in compliance with all terms of the Second Amended and Restated Credit Agreement.

    The Company's ability to pay cash dividends on its common stock was limited under the terms of both the Second Amended and Restated Credit Agreement and the Senior Notes. At December 31 2012, under the most restrictive terms of the indenture for the Senior Notes, the Company's ability to pay cash dividends on its common stock was limited to a total of $8 million in a 12-month period. However, the Company can pay dividends in excess of $8 million in a 12-month period by making restricted payments as defined in the indenture for the Senior Notes.

  •
  Stock Repurchases. The Second Amended and Restated Credit Agreement allows the Company to repurchase (1) up to $15 million of its own stock on or before December 31, 2012, and (2) up to an additional $10 million of its stock annually thereafter during the term of the Second Amended and Restated Credit Agreement, subject to the terms and conditions contained in the Second Amended and Restated Credit Agreement.

Other Debt

German Loan Agreement. In December 2006, Neenah Germany entered into a 10-year agreement with HypoVereinsbank and IKB Deutsche Industriebank AG to provide €10.0 million of project financing (the "German Loan Agreement"). As of December 31, 2012, €5.0 million ($6.6 million, based on exchange rates at December 31, 2012) was outstanding under the German Loan Agreement.

German Lines of Credit

HypoVereinsbank Line of Credit. Neenah Germany has a revolving line of credit with HypoVereinsbank (the "HypoVereinsbank Line of Credit") that provides for borrowings of up to €15 million for general corporate purposes. As of December 31, 2012, no amounts were outstanding under the HypoVereinsbank Line of Credit and €15.0 million ($19.8 million, based on exchange rates at December 31, 2012) of credit was available. As of December 31, 2011, the weighted-average interest rate on outstanding HypoVereinsbank Line of Credit borrowings was 3.8 percent per annum.

Commerzbank Line of Credit. In January 2011, Neenah Germany entered into an agreement with Commerzbank AG ("Commerzbank") to provide up to €3.0 million of unsecured revolving credit borrowings for general corporate purposes (the "Commerzbank Line of Credit"). In February 2012, the Company and Commerzbank amended the Commerzbank Line of Credit to provide up to €5.0 million of unsecured revolving credit borrowings. As of December 31, 2012, no amounts were outstanding under the Commerzbank Line of Credit and €5.0 million ($6.6 million, based on exchanges rates at December 31, 2012) of credit was available. As of December 31, 2011, the weighted average interest rate on Commerzbank Line of Credit borrowings was 3.6 percent per annum.

Restrictions under German Credit Facilities

Neenah Germany's ability to pay dividends or transfer funds to the Company is limited under the terms of both the HypoVereinsbank and Commerzbank lines of credit, to not exceed certain limits defined in the agreements without approval from the lenders or repayment of the amount outstanding under the lines of credit. In addition, the terms of the HypoVereinsbank and Commerzbank lines of credit require Neenah Germany to maintain a ratio of stockholder's equity to total assets equal to or greater than 45 percent. The Company was in compliance with all provisions of the HypoVereinsbank and Commerzbank lines of credit as of December 31, 2012.

Principal Payments

The following table presents the Company's required debt payments:

	2013	2014 (a)	2015	2016	2017	Thereafter	Total
Debt payments	$4.7	$94.6	$6.2	$6.1	$70.7	$—	$182.3

(a)
Includes principal payments on the Senior Notes of $90 million.

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

For the years ended December 31, 2012 and 2010, benefit payments under the SERP exceeded the sum of expected service cost and interest costs for the plan for the respective calendar years. In accordance with ASC Topic 715, Compensation — Retirement Benefits ("ASC Topic 715"), the Company measured the liabilities of the SERP and recognized settlement losses of $3.5 million and $0.3 million, respectively.

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

The Company uses the fair value of pension plan assets to determine pension expense, rather than averaging gains and losses over a period of years. Investment gains or losses represent the difference between the expected return calculated using the fair value of the assets and the actual return based on the fair value of assets. The Company's pension obligations are measured annually as of December 31. As of December 31, 2012, the Company's pension plans had cumulative unrecognized investment losses and other actuarial losses of approximately $81.2 million recorded in accumulated other comprehensive income.

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

The Company's obligations for postretirement benefits other than pensions are measured annually as of December 31. At December 31, 2012, the assumed inflationary health care cost trend rates used to determine obligations at December 31, 2012 and costs for the year ended December 31, 2013 were 7.6 percent gradually decreasing to an ultimate rate of 4.5 percent in 2027. The assumed inflationary health care cost trend rates used to determine obligations at December 31, 2011 and costs for the year ended December 31, 2012 were 7.9 percent gradually decreasing to an ultimate rate of 4.5 percent in 2027.

The following table reconciles the benefit obligations, plan assets, funded status and net liability information of the Company's pension and other postretirement benefit plans.

	Pension Benefits		Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2012	2011	2012	2011
Change in Benefit Obligation:
Benefit obligation at beginning of year	$287.4	$252.7	$42.5	$42.0
Service cost	4.6	4.1	1.8	1.7
Interest cost	14.1	14.5	2.1	2.3
Currency	1.1	(1.1)	0.1	(0.1)
Actuarial loss	36.9	28.9	3.2	0.2
Benefit payments from plans	(12.5)	(11.8)	(3.0)	(2.8)
Loss on plan settlement	(6.9)	—	—	—
Plan amendments	0.6	—	—	(0.8)
Other	—	0.1	—	—

Benefit obligation at end of year	$325.3	$287.4	$46.7	$42.5

Change in Plan Assets:
Fair value of plan assets at beginning of year	$210.6	$192.2	$—	$—
Actual gain on plan assets	23.9	15.2	—	—
Employer contributions	15.3	12.9	—	—
Benefit payments	(10.5)	(9.7)	—	(0.2)
Settlement payments	—	—	—	—
Other	—	—	—	0.2

Fair value of plan assets at end of year	$239.3	$210.6	$—	$—

Reconciliation of Funded Status
Fair value of plan assets	$239.3	$210.6	$—	$—
Projected benefit obligation	325.3	287.4	46.7	42.5

Net liability recognized in statement of financial position	$(86.0)	$(76.8)	$(46.7)	$(42.5)

Amounts recognized in statement of financial position consist of:
Current liabilities	$(2.8)	$(9.2)	$(3.6)	$(3.4)
Noncurrent liabilities	(83.2)	(67.6)	(43.1)	(39.1)

Net amount recognized	$(86.0)	$(76.8)	$(46.7)	$(42.5)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Postretirement Benefits Other than Pensions
	December 31,
	2012	2011	2012	2011
Accumulated actuarial loss	$81.2	$60.4	$9.8	$7.1
Prior service cost	1.6	1.2	0.4	0.6

Total recognized in accumulated other comprehensive income	$82.8	$61.6	$10.2	$7.7

Summary disaggregated information about the pension plans follows:

	December 31,
	Assets Exceed ABO		ABO Exceed Assets		Total
	2012	2011	2012	2011	2012	2011
Projected benefit obligation	$—	$—	$325.3	$287.4	$325.3	$287.4
Accumulated benefit obligation	—	—	311.9	274.0	311.9	274.0
Fair value of plan assets	—	—	239.3	210.6	239.3	210.6

Components of Net Periodic Benefit Cost

	Pension Benefits			Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2012	2011	2010	2012	2011	2010
Service cost	$4.6	$4.1	$4.4	$1.8	$1.7	$1.6
Interest cost	14.1	14.5	14.0	2.1	2.3	2.2
Expected return on plan assets (a)	(15.3)	(15.0)	(13.8)	—	—	—
Recognized net actuarial loss	4.1	1.6	1.3	0.5	0.2	0.1
Amortization of prior service cost	0.3	0.2	0.1	0.2	0.5	0.4
Amount of curtailment loss recognized	—	—	—	0.3	—	—
Amount of settlement loss recognized	3.5	—	0.3	—	—	—

Net periodic benefit cost	$11.3	$5.4	$6.3	$4.9	$4.7	$4.3

(a)
The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income

	Pension Benefits			Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2012	2011	2010	2012	2011	2010
Net periodic benefit expense	$11.3	$5.4	$6.3	$4.9	$4.7	$4.3

Accumulated actuarial loss	20.8	27.1	5.0	2.7	0.1	3.7
Prior service cost (credit)	0.4	(0.1)	0.7	(0.2)	(1.4)	(0.4)

Total recognized in other comprehensive income	21.2	27.0	5.7	2.5	(1.3)	3.3

Total recognized in net periodic benefit cost and other comprehensive income	$32.5	$32.4	$12.0	$7.4	$3.4	$7.6

The estimated net actuarial loss and prior service cost for the defined benefit pension plans expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $6.2 million and $0.2 million, respectively. The estimated net actuarial loss and prior service cost for postretirement benefits other than pensions expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.6 million and $0.1 million, respectively.

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31

	Pension Benefits		Postretirement Benefits Other than Pensions
	2012	2011	2012	2011
Discount rate	4.19%	5.14%	4.12%	5.03%
Rate of compensation increase	2.96%	2.95%	—	—

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31

	Pension Benefits			Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2012	2011	2010	2012	2011	2010
Discount rate	5.14%	5.86%	6.06%	5.03%	5.70%	5.92%
Expected long-term return on plan assets	7.25%	7.75%	8.00%	—	—	—
Rate of compensation increase	2.95%	3.91%	3.91%	—	—	—

Expected Long-Term Rate of Return and Investment Strategies

The expected long-term rate of return on pension fund assets held by the Company's pension trusts was determined based on several factors, including input from pension investment consultants and projected long-term returns of broad equity and bond indices. Also considered were the plans' historical 10-year and 15-year compounded annual returns. It is anticipated that, on average, actively managed U.S. pension plan assets will generate annual long-term rates of return of at least 7.00 percent. The expected long-term rate of return on the assets in the plans was based on an asset allocation assumption of approximately 40 percent with equity managers, with expected long-term rates of return of approximately 8 to10 percent, and 60 percent with fixed income managers, with an expected long-term rate of return of about 5 to 7 percent. The actual asset allocation is regularly reviewed and periodically rebalanced to the targeted allocation when considered appropriate.

Plan Assets

Pension plan asset allocations are as follows:

	Percentage of Plan Assets At December 31,
	2012	2011	2010
Asset Category
Equity securities	40%	43%	62%
Debt securities	59%	55%	37%
Cash and money-market funds	1%	2%	1%

Total	100%	100%	100%

The Company's investment objective for pension plan assets is to ensure, over the long-term life of the pension plans, an adequate pool of assets to support the benefit obligations to participants, retirees, and beneficiaries. Specifically, this objective includes the desire to: (a) invest assets in a manner such that future assets are available to fund liabilities, (b) maintain liquidity sufficient to pay current benefits when due and (c) diversify, over time, among asset classes so assets earn a reasonable return with acceptable risk to capital.

The target investment allocation and permissible allocation range for plan assets by category are as follows:

	Strategic Target	Permitted Range
Asset Category
Equity securities	40%	40-50%
Debt securities / Fixed Income	60%	50-60%

As of December 31, 2012, no company or group of companies in a single industry represented more than five percent of plan assets.

The Company's investment policies are established by an investment committee composed of members of senior management and are validated periodically against actual investment returns. As of December 31, 2012, the Company's investment assumptions are as follows:

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

For the years ended December 31, 2012, 2011 and 2010, no plan assets were invested in the Company's securities.

Cash Flows

At December 31, 2012, the Company expects to make aggregate contributions to qualified pension trusts and payments of pension benefits for unfunded pension plans in 2013 of approximately $12.8 million (based on exchange rates at December 31, 2012).

Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Plans	Postretirement Benefits Other than Pensions
2013	$14.1	$3.6
2014	14.3	3.1
2015	14.9	3.6
2016	15.7	3.9
2017	17.3	4.1
Years 2018 - 2022	95.8	21.2

Health Care Cost Trends

Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components	$0.1	$(0.1)
Effect on post-retirement benefit obligation	0.5	(0.5)

Defined Contribution Retirement Plans

Company contributions to defined contribution retirement plans are primarily based on the age and compensation of covered employees. Contributions to these plans, all of which were charged to expense, were $1.8 million in 2012, $1.6 million in 2011 and $1.5 million in 2010. In addition, the Company maintains a supplemental retirement contribution plan (the "SRCP") which is a non-qualified, unfunded defined contribution plan. The Company provides benefits under the SRCP to the extent necessary to fulfill the intent of its defined contribution retirement plans without regard to the limitations set by the Internal Revenue Code on qualified defined contribution plans. For the years ended December 31, 2012 and 2011, the Company recognized expense related to the SRCP of approximately $0.2 million and $0.1 million, respectively. For the year ended December 31, 2010, the Company recognized expense related to the SRCP of less than $0.1 million.

Investment Plans

The Company provides voluntary contribution investment plans to substantially all North American employees. Under the plans, the Company matches a portion of employee contributions. For the years ended December 31, 2012, 2011 and 2010, costs charged to expense for company matching contributions under these plans were $1.7 million, $1.5 million and $1.3 million, respectively.

Note 8.  Stock Compensation Plans

The Company established the 2004 Omnibus Stock and Incentive Plan (the "Omnibus Plan") in December 2004 and reserved 3,500,000 shares of $0.01 par value common stock ("Common Stock") for issuance under the Omnibus Plan. Pursuant to the terms of the Omnibus Plan, the compensation committee of the Company's Board of Directors may grant various types of equity-based compensation awards, including incentive and nonqualified stock options, SARs, restricted stock, RSUs, RSUs with performance conditions ("Performance Shares") and performance units, in addition to certain cash-based awards. All grants under the Omnibus Plan will be made at fair market value and no grant may be repriced. In general, the options expire ten years from the date of grant and vest over a three-year service period. As of December 31, 2012, approximately 1,060,000 shares of Common Stock were reserved for future issuance under the Omnibus Plan. As of December 31, 2012, the number of shares available for future issuance was reduced by approximately 10,000 shares for outstanding SARs where the closing market price for the Company's common stock was greater than the exercise price of the SAR. The Company accounts for stock-based compensation pursuant to the fair value recognition provisions of ASC Topic 718, Compensation — Stock Compensation ("ASC Topic 718").

Valuation and Expense Information Under ASC Topic 718

Substantially all stock-based compensation expense has been recorded in selling, general and administrative expenses. The following table summarizes stock-based compensation costs and related income tax benefits.

	Year Ended December 31,
	2012	2011	2010
Stock-based compensation expense	$4.9	$4.3	$4.9
Income tax benefit	(1.9)	(1.6)	(1.9)

Stock-based compensation, net of income tax benefit	$3.0	$2.7	$3.0

The following table summarizes total compensation costs related to the Company's equity awards and amounts recognized in the year ended December 31, 2012.

	Stock Options	Performance Shares and RSUs
Unrecognized compensation cost — December 31, 2011	$0.8	$2.4
Grant date fair value current year grants	2.0	3.5
Compensation expense recognized	(1.2)	(3.7)
Change in estimate of shares to be forfeited	—	0.3

Unrecognized compensation cost — December 31, 2012	$1.6	$2.5

Expected amortization period (in years)	3.1	1.6

Stock Options

For the year ended December 31, 2012, the Company awarded nonqualified stock options to Long-Term Compensation Plan (the "LTCP") participants to purchase approximately 96,000 shares of Common Stock (subject to forfeiture due to termination of employment and other conditions). In addition, the Company awarded to a non-employee member of the Board of Directors (the "Board of Directors") nonqualified stock options to purchase 1,570 shares of Common Stock. For the year ended December 31, 2012, the weighted-average exercise price of such nonqualified stock option awards was $24.14 per share. The weighted-average grant date fair value for stock options granted for the years ended year ended December 31, 2012 and 2011 was $8.13 per share and $8.34 per share, respectively, and was estimated using the Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2012	2011
Expected term in years	4.9	5.3
Interest rate	1.1%	2.3%
Volatility	45.4%	57.1%
Dividend yield	2.0%	2.3%

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

During the year ended December 31, 2012, the Company awarded nonqualified stock options to its President and Chief Executive Officer to purchase 125,000 shares of Common Stock (subject to forfeiture due to termination of employment and other conditions). The exercise price of such nonqualified stock option awards was $24.09 per share and the options expire in ten years. If certain absolute total return to shareholder targets are achieved, 25 percent of the options will vest on December 31, 2014, 50 percent will vest on December 31, 2015 and 100 percent will vest on December 31, 2016. Any unvested shares as of December 31, 2016 will be forfeited. The grant date fair value of such stock options was $9.55 per share and was estimated using a "Monte-Carlo" simulation valuation model.

The following table summarizes stock option activity under the Omnibus Plan for the year ended December 31, 2012:

	Number of Stock Options	Weighted-Average Exercise Price
Options outstanding — December 31, 2011	2,052,769	$23.61
Add: Options granted	222,220	$24.11
Less: Options exercised	408,818	$15.74
Less: Options forfeited/cancelled	161,459	$32.74

Options outstanding — December 31, 2012	1,704,712	$24.70

The status of outstanding and exercisable stock options as of December 31, 2012, summarized by exercise price follows:

	Options Vested or Expected to Vest				Options Exercisable
Exercise Price	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (a)	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (a)

$ 7.41 - $21.13	566,151	6.8	$13.12	$8.7	450,335	$12.15	$7.3
$22.44 - $29.43	440,366	6.7	$25.55	1.3	218,615	$27.06	0.4
$30.15 - $34.61	527,121	2.1	$32.66	-	527,121	$32.66	-
$35.92 - $42.24	163,610	4.3	$37.09	-	163,610	$37.09	-

	1,697,248	5.1	$24.72	$10.0	1,359,681	$25.50	$7.7

(a)
Represents the total pre-tax intrinsic value as of December 31, 2012 that option holders would have received had they exercised their options as of such date. The pre-tax intrinsic value is based on the closing market price for the Company's common stock of $28.47 on December 31, 2012.

The aggregate pre-tax intrinsic value of stock options exercised for the years ended December 31, 2012, 2011 and 2010 was $5.1 million, $2.9 million and $0.9 million, respectively.

The following table summarizes the status of the Company's unvested stock options as of December 31, 2012 and activity for the year then ended:

	Number of Stock Options	Weighted-Average Grant Date Fair Value
Outstanding — December 31, 2011	394,959	$5.25
Add: Options granted	222,220	$8.93
Less: Options vested	271,398	$4.42
Less: Options forfeited/cancelled	750	$7.36

Outstanding — December 31, 2012	345,031	$8.26

As of December 31, 2012, certain participants met age and service requirements that allowed their options to qualify for accelerated vesting upon retirement. As of December 31, 2012, there were approximately 47,000 stock options subject to accelerated vesting that such participants would have been eligible to exercise if they had retired as of such date. The aggregate grant date fair value of options subject to accelerated vesting was $0.4 million. For the year ended December 31, 2012, stock-based compensation expense for such options was $0.2 million. For the year ended December 31, 2012, the aggregate grant date fair value of options vested, including options subject to accelerated vesting, was $1.6 million. Stock options that reflect accelerated vesting for expense recognition become exercisable according to the contract terms of the stock option grant.

Performance Shares

For the year ended December 31, 2012, the Company granted target awards of 103,000 Performance Units (subject to forfeiture due to termination of employment and other conditions) to LTCP participants. The measurement period for the Performance Units is January 1, 2012 through December 31, 2012. The Performance Units vest on December 31, 2014. The Company will issue Common Stock equal to approximately 150 percent of the Performance Unit target awards based on the Company's return on invested capital, consolidated revenue growth, the percentage of consolidated free cash flow to revenue and total return to shareholders relative to the companies in the Russell 2000® Value small cap index. The market price on the date of grant for the Performance Units was $24.09 per share. Based on the achievement of performance targets, the Company is recognizing stock-based compensation expense pro-rata over the vesting term of the Performance Units.

RSUs

For the year ended December 31, 2012, the Company awarded 12,025 RSUs to members of the Board of Directors (the "Director Awards"). The weighted average grant date fair value of the Director Awards was $27.05 per share and the awards vest one year from the date of grant. During the vesting period, the holders of Director Awards are entitled to dividends, but the shares do not have voting rights and are forfeited in the event the holder is no longer a member of the Board of Directors.

The following table summarizes the activity of the Company's unvested stock-based awards (other than stock options) for the year ended December 31, 2012:

	RSUs	Weighted-Average Grant Date Fair Value	Performance Shares	Weighted-Average Grant Date Fair Value
Outstanding — December 31, 2011	1,045,830	$9.87	—	—
Shares granted (a)	12,912	$22.72	103,000	$36.13
Shares vested	(837,179)	$8.23	—	—
Shares expired or cancelled	—	—	(5,100)	$36.13

Outstanding — December 31, 2012 (b)	221,563	$16.81	97,900	$36.13

(a)
Includes 887 RSUs granted in lieu of cash dividends. Such dividends-in-kind vest concurrently with the underlying RSUs.

(b)
The aggregate pre-tax intrinsic value of outstanding RSUs as of December 31, 2012 was $6.3 million.

The aggregate pre-tax intrinsic value of restricted stock and RSUs that vested for the years ended December 31, 2012, 2011 and 2010 was $21.6 million, $1.7 million and $2.5 million, respectively.

Excess Tax Benefits

ASC Topic 718 requires the reporting of excess tax benefits related to the exercise or vesting of stock-based awards as cash provided by financing activities within the statement of cash flows. Excess tax benefits represent the difference between the tax deduction the Company will receive on its tax return for compensation recognized by employees upon the vesting or exercise of stock-based awards and the tax benefit recognized for the grant date fair value of such awards. Excess tax benefits are a non-cash item and therefore a reduction in cash flow from operations is recorded to offset the amount of excess tax benefits reported in cash flows from financing activities. For the years ended December 31, 2012 and 2011, the Company recognized excess tax benefits related to the exercise or vesting of stock-based awards of $6.1 million and $1.0 million, respectively. For the year ended December 31, 2010, the Company recognized in its provision for income taxes on the consolidated statement of operations excess tax costs related to the exercise or vesting of stock-based awards of approximately $0.2 million.

Note 9.  Stockholders' Equity

Common Stock

The Company has authorized 100 million shares of Common Stock. Holders of the Company's Common Stock are entitled to one vote per share.

On May 17, 2012, the Company announced that its Board of Directors authorized a program that would allow the Company to repurchase up to $10 million of its outstanding Common Stock through May 16, 2013 (the "Stock Purchase Plan"). Purchases by the Company under the Stock Purchase Plan will be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. The Stock Purchase Plan does not require the Company to purchase any specific number of shares and may be suspended or discontinued at any time.

The Company expects to fund the Stock Purchase Plan using cash on hand or Revolver borrowings. For the year ended December 31, 2012, the Company purchased approximately 158,000 shares of Common Stock at an aggregate cost of $4.1 million.

For the years ended December 31, 2012, 2011 and 2010, the Company acquired 302,000 shares, 25,000 shares and 15,500 shares of Common Stock, respectively, at a cost of approximately $7.6 million, $0.5 million and $0.2 million, respectively, for shares surrendered by employees to pay taxes due on vested restricted stock awards.

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

Note 10.  Commitments

Leases

The future minimum obligations under operating leases having a noncancelable term in excess of one year as of December 31, 2012, are as follows:

2013	$1.4
2014	1.2
2015	0.9
2016	0.7
2017	0.2
Thereafter	—

Future minimum lease obligations	$4.4

For the years ended December 31, 2012, 2011 and 2010 rent expense under operating leases was $4.2 million, $3.2 million and $2.5 million, respectively.

Purchase Commitments

The Company has certain minimum purchase commitments, primarily for coal purchases, that extend beyond December 31, 2012. Commitments under these contracts are approximately $7.7 million in 2013 and $5.0 million in 2014. Although the Company is primarily liable for payments on the above-mentioned leases and purchase commitments, management believes exposure to losses, if any, under these arrangements is not material.

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

US Tax Audit — Tax Years 2007 and 2008

In December 2010, the IRS issued a Revenue Agent's Report for the 2007 and 2008 tax years. The Company submitted a protest to the Appeals Division of the IRS with respect to certain unresolved issues which involve a proposed IRS adjustment with respect to dual consolidated losses ("DCLs") and the recapture of net operating losses emanating from the Company's former Canadian operations. The Company's protest asserted that the IRS made several errors in its assessment of the DCL rules and, as such, the proposed adjustment was erroneous. In November 2012, the Company's protest was upheld and the audit of the 2007 and 2008 tax years was finalized with a finding of no additional taxes due.

German Tax Audit — Tax Years 2006 to 2007

In November 2010, the Company received a tax examination report from the German tax authorities challenging the validity of certain interest expense deductions claimed on the Company's tax returns for the years 2006 and 2007. The Company is indemnified by FiberMark, Inc. for any tax liabilities arising from the operations of Neenah Germany prior to October 2006. In August 2011, the Company received tax assessments totaling €3.7 million from the German tax authorities and submitted an appeal challenging these assessments. The Company believes that the finding which invalidates the deductibility of certain interest expense deductions is improper and is vigorously contesting the finding. As of December 31, 2011, no amounts were reserved related to these issues. In November 2011 and January 2012, the Company paid a total of €1.9 million against the August 2011 tax assessments. The

Company reflected these payments as assets ($2.5 million in "Income taxes receivable" on the consolidated balance sheet as of December 31, 2012) in recognition that such amounts would be treated as prepayments against any assessments ultimately owed. During 2012, the Company submitted additional information to the German tax authorities to support the validity of its interest expense deductions; however, as of December 31, 2012, they had not rendered a decision on the Company's appeal.

In the fourth quarter of 2012, legislation was proposed in the German legislature that would eliminate certain previously allowable interest expense deductions on a prospective and retroactive basis. The legislation was subsequently enacted in the first quarter of 2013. Management believes the retroactive application of the legislation is unconstitutional and the likelihood of it being sustained is remote. As of December 31, 2012, the Company recorded a liability for uncertain income tax positions based on an assessment of the likelihood of alternative outcomes, including, the possibility of a potential compromise related to this issue for the 2006 and 2007 tax years and for subsequent periods through 2012. Management believes it is remote that the Company's liability for unrecognized tax benefits related to these matters will significantly increase within the next 12 months. While Management believes that retroactive application of this legislation is remote, should retroactive application of the legislation be sustained, the outcome could have a material effect on the Company's results of operations, cash flows and financial position.

Indemnifications

Pursuant to a Distribution Agreement, an Employee Matters Agreement and a Tax Sharing Agreement, the Company has agreed to indemnify Kimberly-Clark for certain liabilities or risks related to the Spin-Off. Many of the potential indemnification liabilities under these agreements are unknown, remote or highly contingent. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable agreement. For these reasons, the Company is unable to estimate the maximum potential amount of the possible future liability under the indemnity provisions of these agreements. However, the Company accrues for any potentially indemnifiable liability or risk under these agreements for which it believes a future payment is probable and a range of loss can be reasonably estimated. As of December 31, 2012, management believes the Company's liability under such indemnification obligations was not material to the consolidated financial statements.

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

Employees and Labor Relations

As of December 31, 2012, the Company had approximately 1,870 regular full-time employees of whom 725 hourly and 345 salaried employees were located in the United States and 495 hourly and 305 salaried employees were located in Germany.

Hourly employees at the Whiting, Neenah, Munising and Appleton paper mills are represented by the United Steelworkers Union (the "USW"). The collective bargaining agreements between the Whiting paper mills and the USW expired on January 31, 2013. The collective bargaining agreements between the Neenah, Munising and Appleton paper mills and the USW expire on June 30, 2013, July 14, 2013 and May 31, 2014, respectively. Separately, the Whiting, Neenah, Munising and Appleton paper mills have bargained jointly with the union on pension matters. The agreement on pension matters will remain in effect until September 2019.

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

As of December 31, 2012, 645 hourly employees in the United States were covered by collective bargaining agreements that have expired or will expire within the next 12-months. The Company believes it has satisfactory relations with its employees covered by such collective bargaining agreements. Under German law union membership is voluntary and does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement with the IG BCE that expires in May 2013 cannot be determined. In February 2013, the Company reached agreement with the USW on new collective bargaining agreements for all of its U.S. paper mills. The new agreements between the Whiting, Neenah, Munising and Appleton paper mills and the USW expire on January 31, 2018, June 30, 2018, July 14, 2018 and May 31, 2019, respectively.

Note 12.  Discontinued Operations

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

In conjunction with the sale of the Pictou Mill, the Company entered into a stumpage agreement (the "Stumpage Agreement") which allowed Northern Pulp to harvest softwood timber from the Woodlands. The Stumpage Agreement was terminated in March 2010 in conjunction with the sale of the Woodlands. For the year ended December 31, 2010, the Company recognized revenue of approximately $1.4 million, respectively, related to timber sales pursuant to the Stumpage Agreement.

The following table presents the results of discontinued operations:

	Year Ended December 31,
	2012	2011	2010
Net sales, net of intersegment sales	$—	$—	$1.4

Discontinued operations:
Income (loss) from operations	$(0.1)	$(0.3)	$1.0

Gain on disposal of the Woodlands	—	—	74.1
Reclassification of cumulative translation adjustments related to investments in Canada (b)	—	—	87.9
Loss on disposal - Pictou Mill	—	—	—

Gain on disposal	—	—	162.0

Income (loss) before income taxes	(0.1)	(0.3)	163.0
(Provision) benefit for income taxes (a)	4.5	0.1	(28.9)

Income (loss) from discontinued operations, net of income taxes	$4.4	$(0.2)	$134.1

(a)
In November 2012, IRS audits of the 2007 and 2008 tax years were finalized with a finding of no additional taxes due. As a result, the Company recognized a non-cash tax benefit of $4.5 million related to the reversal of certain liabilities for uncertain income tax positions.

(b)
The reclassification of cumulative foreign currency translation gains had no tax consequences.

Note 13.  Business Segment and Geographic Information

The Company reports its operations in two primary segments: Technical Products and Fine Paper. The technical products business is an international producer of transportation and other filter media and durable, saturated and coated substrates for industrial products backings and a variety of other end markets. The fine paper business is a supplier of premium writing, text and cover papers, bright papers and specialty papers in North America. Each segment employs different technologies and marketing strategies. The Other segment includes the Index, Tag and Vellum Bristol brands. Disclosure of segment information is on the same basis that management uses internally for evaluating segment performance and allocating resources. Transactions between segments are eliminated in consolidation. The costs of shared services, and other administrative functions managed on a common basis, are allocated to the segments based on usage, where possible, or other factors based on the nature of the activity. General corporate expenses that do not directly support the operations of the business segments are shown as Unallocated corporate costs. The accounting policies of the reportable operating segments are the same as those described in Note 2, "Summary of Significant Accounting Policies."

Business Segments

	Year Ended December 31,
	2012	2011	2010
Net sales
Technical Products	$406.6	$421.1	$384.3
Fine Paper	372.7	274.9	273.4
Other	29.5	—	—

Consolidated	$808.8	$696.0	$657.7

	Year Ended December 31,
	2012	2011	2010
Operating income (loss)
Technical Products	$37.6	$33.8	$29.2
Fine Paper (a)	50.0	39.7	40.5
Other	2.4	—	—
Unallocated corporate costs (b)	(19.6)	(16.9)	(14.6)

Consolidated	$70.4	$56.6	$55.1

(a)
Operating income for the year ended December 31, 2012 include integration costs of $5.8 million related to the acquisition of the Wausau brands. Operating income for the year ended December 31, 2010 includes a gain related to the sale of the Ripon Mill of $3.4 million.

(b)
Unallocated corporate costs for the year ended December 31, 2012 includes a SERP settlement charge of $3.5 million and a pre-tax loss of approximately $0.6 million related to the Third Early Redemption. For the year ended December 31, 2011, unallocated corporate costs include a pre-tax loss of approximately $2.4 million related to the Second Early Redemption.

	Year Ended December 31,
	2012	2011	2010
Depreciation and amortization
Technical Products	$15.7	$17.6	$16.9
Fine Paper	9.4	9.5	9.7
Corporate	3.7	3.9	4.7

Consolidated	$28.8	$31.0	$31.3

	Year Ended December 31,
	2012	2011	2010
Capital expenditures
Technical Products	$14.7	$18.0	$10.7
Fine Paper	10.2	4.2	6.7
Corporate	0.2	0.9	—

Consolidated	$25.1	$23.1	$17.4

	December 31,
	2012	2011
Total Assets
Technical Products	$348.5	$336.3
Fine Paper (a)	214.0	162.2
Corporate and other	48.2	66.6

Total	$610.7	$565.1

(a)
The increase in total assets was primarily due to assets acquired in the acquisition of the Wausau brands.

Geographic Information

	Year Ended December 31,
	2012	2011	2010
Net sales
United States	$543.4	$416.2	$413.6
Europe	265.4	279.8	244.1

Consolidated	$808.8	$696.0	$657.7

	December 31,
	2012	2011
Total Assets
United States	$322.5	$286.4
Canada	0.2	0.3
Europe	288.0	278.4

Total	$610.7	$565.1

Net sales are attributed to geographic areas based on the physical location of the selling entities. Segment identifiable assets are those that are directly used in the segments operations. Corporate assets are primarily cash, deferred income taxes and deferred financing costs.

Concentrations

For the years ended December 31, 2012, 2011 and 2010, sales to the three largest customers of the fine paper business represented approximately 30 percent, 40 percent and 40 percent, respectively, of its total sales. For the years ended December 31, 2012, 2011 and 2010, no single customer accounted for more than 10 percent of the Company's consolidated revenue. Except for certain specialty latex grades and specialty softwood pulp used by Technical Products, management is not aware of any significant concentration of business transacted with a particular supplier that could, if suddenly eliminated, have a material affect on its operations.

Note 14.  Supplemental Data

Supplemental Statement of Operations Data

Summary of Advertising and Research Expenses

	Year Ended December 31,
	2012	2011	2010
Advertising expense	$8.4	$6.2	$6.1
Research expense	5.6	5.4	5.3

Supplemental Balance Sheet Data

Summary of Accounts Receivable — net

	December 31,
	2012	2011
Accounts Receivable:
From customers	$81.5	$73.1
Other	—	0.2
Less allowance for doubtful accounts and sales discounts	(1.9)	(1.9)

Total	$79.6	$71.4

Summary of Inventories

	December 31,
	2012	2011
Inventories by Major Class:
Raw materials	$20.8	$17.1
Work in progress	24.9	11.8
Finished goods	66.3	51.6
Supplies and other	3.7	1.7

	115.7	82.2
Excess of FIFO over LIFO cost	(12.8)	(13.4)

Total	$102.9	$68.8

Summary of Prepaid and Other Current Assets

	December 31,
	2012	2011
Prepaid and other current assets	$7.7	$8.3
Spare parts	6.4	5.7

Total	$14.1	$14.0

Summary of Property, Plant and Equipment — Net

	December 31,
	2012	2011
Land and land improvements	$20.8	$20.5
Buildings	105.1	102.3
Machinery and equipment	465.1	448.8
Construction in progress	13.7	7.6

	604.7	579.2
Less accumulated depreciation	349.9	326.9

Net Property, Plant and Equipment	$254.8	$252.3

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $26.2 million, $28.2 million and $28.0 million, respectively. Interest expense capitalized as part of the costs of capital projects was $0.1 million for each of the years ended December 31, 2012, 2011 and 2010.

Summary of Accrued Expenses

	December 31,
	2012	2011
Accrued salaries and employee benefits	$23.4	$25.1
Amounts due to customers	7.9	4.2
Liability for uncertain income tax positions	1.6	8.4
Accrued interest	0.8	1.5
Accrued income taxes	3.1	3.8
Other	10.8	8.6

Total	$47.6	$51.6

Summary of Noncurrent Employee Benefits

	December 31,
	2012	2011
Pension benefits	$83.7	$67.6
Post-employment benefits other than pensions	47.4	45.4

Total (a)	$131.1	$113.0

(a)
Includes $4.8 million and $6.0 million in long-term disability benefits due to Terrace Bay retirees and SRCP benefits as of December 31, 2012 and 2011, respectively.

Supplemental Cash Flow Data

Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2012	2011	2010
Cash paid during the year for interest, net of interest expense capitalized	$13.1	$15.2	$18.9
Cash paid during the year for income taxes, net of refunds	6.7	4.7	0.5
Non-cash investing activities:
Liability for equipment acquired	2.2	2.4	2.9

Net cash used in changes in working capital

	Year Ended December 31,
	2012	2011	2010
Accounts receivable	$(7.7)	$(1.9)	$(5.3)
Inventories	(26.8)	(0.1)	(0.3)
Income taxes (receivable) payable	(1.1)	(0.5)	2.9
Prepaid and other current assets	—	(0.1)	(0.7)
Accounts payable	5.0	0.5	2.6
Accrued expenses	9.7	(5.1)	(3.1)

Total	$(20.9)	$(7.2)	$(3.9)

Note 15.  Condensed Consolidating Financial Information

Neenah Paper Company of Canada, Neenah Paper Michigan, Inc. and Neenah Paper Sales, Inc. (the "Guarantor Subsidiaries") guarantee the Company's Senior Notes. The Guarantor Subsidiaries are 100 percent owned by the Company and all guarantees are full and unconditional. The following condensed consolidating financial information is presented in lieu of consolidated financial statements for the Guarantor Subsidiaries as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2012

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$403.3	$140.0	$265.5	$—	$808.8
Cost of products sold	312.9	111.4	225.4	—	649.7

Gross profit	90.4	28.6	40.1	—	159.1
Selling, general and administrative expenses	48.9	10.4	18.1	—	77.4
Acquisition integration costs	5.8	—	—	—	5.8
SERP settlement charge	3.5	—	—	—	3.5
Loss on retirement of bonds	0.6	—	—	—	0.6
Other expense — net	—	1.1	0.3	—	1.4

Operating income	31.6	17.1	21.7	—	70.4
Equity in earnings of subsidiaries	(33.3)	—	—	33.3	—
Interest expense-net	12.8	—	0.6	—	13.4

Income from continuing operations before income taxes	52.1	17.1	21.1	(33.3)	57.0
Provision for income taxes	7.8	2.5	6.8	—	17.1

Income from continuing operations	44.3	14.6	14.3	(33.3)	39.9
Loss from discontinued operations, net of income tax benefit	—	4.4	—	—	4.4

Net income	$44.3	$19.0	$14.3	$(33.3)	$44.3

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2011

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$272.7	$143.4	$279.9	$—	$696.0
Cost of products sold	207.6	116.6	246.4	—	570.6

Gross profit	65.1	26.8	33.5	—	125.4
Selling, general and administrative expenses	42.3	10.1	15.8	—	68.2
Loss on retirement of bonds	2.4	—	—	—	2.4
Other (income) expense — net	(0.6)	0.4	(1.6)	—	(1.8)

Operating income	21.0	16.3	19.3	—	56.6
Equity in earnings of subsidiaries	(27.3)	—	—	27.3	—
Interest expense — net	14.1	0.1	1.1	—	15.3

Income from continuing operations before income taxes	34.2	16.2	18.2	(27.3)	41.3
Provision for income taxes	5.1	5.5	1.4	—	12.0

Income from continuing operations	29.1	10.7	16.8	(27.3)	29.3
Loss from discontinued operations, net of income tax benefit	—	(0.2)	—	—	(0.2)

Net income	$29.1	$10.5	$16.8	$(27.3)	$29.1

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2010

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$269.4	$144.2	$244.1	$—	$657.7
Cost of products sold	204.9	117.1	215.7	—	537.7

Gross profit	64.5	27.1	28.4	—	120.0
Selling, general and administrative expenses	44.2	10.7	14.4	—	69.3
Gain on sale of the Ripon Mill	—	(3.4)	—	—	(3.4)
Other (income) expense — net	(0.4)	0.6	(1.2)	—	(1.0)

Operating income	20.7	19.2	15.2	—	55.1
Equity in earnings of subsidiaries	(157.5)	—	—	157.5	—
Interest expense-net	19.0	0.3	1.0	—	20.3

Income from continuing operations before income taxes	159.2	18.9	14.2	(157.5)	34.8
Provision for income taxes	0.1	7.9	1.8	—	9.8

Income from continuing operations	159.1	11.0	12.4	(157.5)	25.0
Income from discontinued operations, net of income tax provision	—	134.1	—	—	134.1

Net income	$159.1	$145.1	$12.4	$(157.5)	$159.1

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2012

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net income	$44.3	$19.0	$14.3	$(33.3)	$44.3

Unrealized foreign currency translation gain (loss)	—	(0.1)	4.5	—	4.4
Net loss from adjustments to pension and other postretirement benefit liabilities	(4.6)	(19.9)	(6.7)	—	(31.2)
Reclassification of amortization of adjustments to pension and other postretirement benefit liabilities recognized in net periodic benefit cost	1.9	2.9	0.3	—	5.1
SERP settlement charge	3.5	—	—	—	3.5
Curtailment loss	0.2	0.1	—	—	0.3
Unrealized gain on "available-for-sale" securities	0.1	—	—	—	0.1

Income (loss) from other comprehensive income items	1.1	(17.0)	(1.9)	—	(17.8)
Provision (benefit) for income taxes	0.4	(6.4)	(1.7)	—	(7.7)

Other comprehensive income (loss)	0.7	(10.6)	(0.2)	—	(10.1)

Comprehensive income	$45.0	$8.4	$14.1	$(33.3)	$34.2

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2011

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net income	$29.1	$10.5	$16.8	$(27.3)	$29.1

Unrealized foreign currency translation gain	—	0.1	(5.1)	—	(5.0)
Net loss from pension and other postretirement benefit liabilities	(10.9)	(16.7)	(2.3)	—	(29.9)
Reclassification of amortization of adjustments to pension and other postretirement benefit liabilities recognized in net periodic benefit cost	1.5	1.0	—	—	2.5

Loss from other comprehensive income items	(9.4)	(15.6)	(7.4)	—	(32.4)
Benefit for income taxes	(3.6)	(6.0)	(0.6)	—	(10.2)

Other comprehensive loss	(5.8)	(9.6)	(6.8)	—	(22.2)

Comprehensive income	$23.3	$0.9	$10.0	$(27.3)	$6.9

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2010

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net income	$159.1	$145.1	$12.4	$(157.5)	$159.1

Unrealized foreign currency translation loss	—	(0.2)	(14.9)	—	(15.1)
Net gain (loss) from pension and other postretirement benefit liabilities	0.3	(7.2)	(4.0)	—	(10.9)
Reclassification of amortization of adjustments to pension and other postretirement benefit liabilities recognized in net periodic benefit cost	1.2	0.7	—	—	1.9
Reclassification of cumulative currency translation adjustments related to investments in Canada	—	(87.9)	—	—	(87.9)

Income (loss) from other comprehensive income items	1.5	(94.6)	(18.9)	—	(112.0)
Provision (benefit) for income taxes	0.6	(2.5)	(1.1)	—	(3.0)

Other comprehensive income (loss)	0.9	(92.1)	(17.8)	—	(109.0)

Comprehensive income (loss)	$160.0	$53.0	$(5.4)	$(157.5)	$50.1

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2012

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$(0.7)	$1.9	$6.6	$—	$7.8
Accounts receivable, net	34.2	16.8	28.6	—	79.6
Inventories	62.3	10.9	29.7	—	102.9
Income taxes receivable	—	—	2.5	—	2.5
Deferred income taxes	24.4	2.8	—	—	27.2
Intercompany amounts receivable	19.4	49.4	0.3	(69.1)	—
Prepaids and other current assets	5.8	2.0	6.3	—	14.1

Total current assets	145.4	83.8	74.0	(69.1)	234.1

Property, plant and equipment at cost	275.4	105.1	224.2	—	604.7
Less accumulated depreciation	205.4	70.1	74.4	—	349.9

Property, plant and equipment — net	70.0	35.0	149.8	—	254.8

Investments In Subsidiaries	241.2	—	—	(241.2)	—
Deferred Income Taxes	28.8	6.5	—	—	35.3
Goodwill	—	—	41.4	—	41.4
Intangible Assets, net	16.1	—	17.9	—	34.0
Other Assets	5.5	—	5.6	—	11.1

TOTAL ASSETS	$507.0	$125.3	$288.7	$(310.3)	$610.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Debt payable within one year	$3.0	$—	$1.7	$—	$4.7
Accounts payable	20.7	4.8	9.6	—	35.1
Intercompany amounts payable	49.7	19.4	—	(69.1)	—
Accrued expenses	23.9	9.2	14.5	—	47.6

Total current liabilities	97.3	33.4	25.8	(69.1)	87.4
Long-Term Debt	172.7	—	4.9	—	177.6
Deferred Income Taxes	—	—	12.5	—	12.5
Noncurrent Employee Benefits and Other Obligations	39.2	47.5	48.7	—	135.4

TOTAL LIABILITIES	309.2	80.9	91.9	(69.1)	412.9
STOCKHOLDERS' EQUITY	197.8	44.4	196.8	(241.2)	197.8

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$507.0	$125.3	$288.7	$(310.3)	$610.7

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2011

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$9.7	$2.0	$1.1	$—	$12.8
Restricted cash	7.0	—	—	—	7.0
Accounts receivable, net	22.9	18.1	30.4	—	71.4
Inventories	33.4	9.4	26.0	—	68.8
Income taxes receivable	—	—	1.9	—	1.9
Deferred income taxes	15.4	2.2	—	—	17.6
Intercompany amounts receivable	18.1	42.4	—	(60.5)	—
Prepaids and other current assets	5.6	2.0	6.4	—	14.0

Total current assets	112.1	76.1	65.8	(60.5)	193.5

Property, plant and equipment at cost	269.2	100.4	209.6	—	579.2
Less accumulated depreciation	198.5	66.8	61.6	—	326.9

Property, plant and equipment — net	70.7	33.6	148.0	—	252.3

Investments In Subsidiaries	225.0	—	—	(225.0)	—
Deferred Income Taxes	38.7	6.8	—	—	45.5
Goodwill	—	—	40.5	—	40.5
Intangible Assets, net	2.8	—	19.1	—	21.9
Other Assets	5.8	0.1	5.5	—	11.4

TOTAL ASSETS	$455.1	$116.6	$278.9	$(285.5)	$565.1

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Debt payable within one year	$—	$—	$21.7	$—	$21.7
Accounts payable	16.0	6.6	7.6	—	30.2
Intercompany amounts payable	42.4	18.1	—	(60.5)	—
Accrued expenses	32.4	7.5	11.7	—	51.6

Total current liabilities	90.8	32.2	41.0	(60.5)	103.5
Long-Term Debt	158.0	—	6.5	—	164.5
Deferred Income Taxes	—	—	16.0	—	16.0
Noncurrent Employee Benefits and Other Obligations	39.6	37.7	37.1	—	114.4

TOTAL LIABILITIES	288.4	69.9	100.6	(60.5)	398.4
STOCKHOLDERS' EQUITY	166.7	46.7	178.3	(225.0)	166.7

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$455.1	$116.6	$278.9	$(285.5)	$565.1

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2012

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income	$44.3	$19.0	$14.3	$(33.3)	$44.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11.7	4.2	12.9	—	28.8
Stock-based compensation	2.8	—	2.1	—	4.9
Excess tax benefit from stock-based compensation	(6.1)	—	—	—	(6.1)
Deferred income tax provision (benefit)	7.2	5.4	(1.9)	—	10.7
Non-cash effects of changes in uncertain income tax positions	(5.2)	(2.7)	4.0	—	(3.9)
Loss on retirement of bonds	0.6	—	—	—	0.6
Purchase of inventory	(6.6)	—	—	—	(6.6)
SERP settlement, net of settlement charge	(3.4)	—	—	—	(3.4)
Loss on other asset dispositions	0.1	—	—	—	0.1
Net cash (used in) provided by changes in operating working capital	(22.5)	(0.5)	2.1	—	(20.9)
Equity in earnings of subsidiaries	(33.3)	—	—	33.3	—
Pension and other post-employment benefits	(7.4)	(1.0)	1.1	—	(7.3)
Other	—	(1.0)	(0.1)	—	(1.1)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(17.8)	23.4	34.5	—	40.1

INVESTING ACTIVITIES
Capital expenditures	(10.4)	(4.7)	(10.0)	—	(25.1)
Decrease in restricted cash	7.0	—	—	—	7.0
Purchase of marketable securities	(0.1)	—	—	—	(0.1)
Purchase of brands	(14.1)	—	—	—	(14.1)
Other	0.8	(0.9)	0.1	—	—

NET CASH USED IN INVESTING ACTIVITIES	(16.8)	(5.6)	(9.9)	—	(32.3)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	111.9	—	—	—	111.9
Repayments of long-term debt	(94.4)	—	(1.6)	—	(96.0)
Short-term borrowings	—	—	1.2	—	1.2
Repayments of short-term borrowings	—	—	(21.1)	—	(21.1)
Proceeds from exercise of stock options	5.3	—	—	—	5.3
Excess tax benefit from stock-based compensation	6.1	—	—	—	6.1
Cash dividends paid	(7.8)	—	—	—	(7.8)
Shares purchased	(11.7)	—	—	—	(11.7)
Other	(0.9)	—	—	—	(0.9)
Intercompany transfers — net	15.7	(17.9)	2.2	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	24.2	(17.9)	(19.3)	—	(13.0)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	0.2	—	0.2

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10.4)	(0.1)	5.5	—	(5.0)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9.7	2.0	1.1	—	12.8

CASH AND CASH EQUIVALENTS, END OF YEAR	$(0.7)	$1.9	$6.6	$—	$7.8

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2011

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income	$29.1	$10.5	$16.8	$(27.3)	$29.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12.0	4.2	14.8	—	31.0
Stock-based compensation	4.1	—	0.2	—	4.3
Excess tax benefit from stock-based compensation	(1.0)	—	—	—	(1.0)
Deferred income tax provision (benefit)	5.1	4.9	(2.6)	—	7.4
Loss on retirement of bonds	2.4	—	—	—	2.4
Loss on other asset dispositions	0.1	—	—	—	0.1
Net cash used in changes in operating working capital	(0.4)	(1.1)	(5.7)	—	(7.2)
Equity in earnings of subsidiaries	(27.3)	—	—	27.3	—
Pension and other post-employment benefits	0.6	(8.8)	0.5	—	(7.7)
Other	—	(1.3)	0.1	—	(1.2)

NET CASH PROVIDED BY OPERATING ACTIVITIES	24.7	8.4	24.1	—	57.2

INVESTING ACTIVITIES
Capital expenditures	(5.2)	(2.2)	(15.7)	—	(23.1)
Increase in restricted cash	(7.0)	—	—	—	(7.0)
Sale of marketable securities	7.0	—	—	—	7.0
Purchase of marketable securities	(5.8)	—	—	—	(5.8)
Other	0.6	(0.4)	(0.2)	—	—

NET CASH USED IN INVESTING ACTIVITIES	(10.4)	(2.6)	(15.9)	—	(28.9)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	30.3	—	—	—	30.3
Repayments of long-term debt	(97.0)	—	(1.7)	—	(98.7)
Short-term borrowings	—	—	16.4	—	16.4
Repayments of short-term borrowings	—	—	(7.8)	—	(7.8)
Proceeds from exercise of stock options	2.6	—	—	—	2.6
Excess tax benefit from stock-based compensation	1.0	—	—	—	1.0
Cash dividends paid	(6.7)	—	—	—	(6.7)
Shares purchased	(0.5)	—	—	—	(0.5)
Other	(0.4)	—	—	—	(0.4)
Intercompany transfers — net	21.1	(6.2)	(14.9)	—	—

NET CASH USED IN FINANCING ACTIVITIES	(49.6)	(6.2)	(8.0)	—	(63.8)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35.3)	(0.4)	0.2	—	(35.5)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	45.0	2.4	0.9	—	48.3

CASH AND CASH EQUIVALENTS, END OF YEAR	$9.7	$2.0	$1.1	$—	$12.8

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2010

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income	$159.1	$145.1	$12.4	$(157.5)	$159.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13.1	4.4	13.8	—	31.3
Stock-based compensation	4.8	—	0.1	—	4.9
Deferred income tax provision (benefit)	2.2	36.5	(1.7)	—	37.0
Gain on sale of the Woodlands	—	(74.1)	—	—	(74.1)
Reclassification of cumulative translation adjustments related to investments in Canada	—	(87.9)	—	—	(87.9)
Gain on sale of the Ripon Mill	—	(3.4)	—	—	(3.4)
Loss on other asset dispositions	0.2	—	—	—	0.2
Net cash provided by (used in) changes in operating working capital	(0.3)	1.0	(4.6)	—	(3.9)
Equity in earnings of subsidiaries	(157.5)	—	—	157.5	—
Pension and other post-employment benefits	(0.9)	(6.9)	—	—	(7.8)
Other	0.8	(1.6)	(0.1)	—	(0.9)

NET CASH PROVIDED BY OPERATING ACTIVITIES	21.5	13.1	19.9	—	54.5

INVESTING ACTIVITIES
Capital expenditures	(6.7)	(2.6)	(8.1)	—	(17.4)
Net proceeds from sale of the Woodlands	—	78.0	—	—	78.0
Purchase of marketable securities	(3.5)	—	—	—	(3.5)
Proceeds from asset sales	8.7	—	—	—	8.7
Other	(0.3)	—	1.0	—	0.7

NET CASH USED IN INVESTING ACTIVITIES	(1.8)	75.4	(7.1)	—	66.5

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	0.1	—	—	—	0.1
Repayments of long-term debt	(69.9)	—	(1.6)	—	(71.5)
Short-term borrowings	—	—	13.3	—	13.3
Repayments of short-term borrowings	(1.0)	—	(13.8)	—	(14.8)
Cash dividends paid	(5.9)	—	—	—	(5.9)
Proceeds from exercise of stock options	0.7	—	—	—	0.7
Shares purchased	(0.2)	—	—	—	(0.2)
Intercompany transfers — net	99.4	(88.1)	(11.3)	—	—

NET CASH USED IN FINANCING ACTIVITIES	23.2	(88.1)	(13.4)	—	(78.3)

NET INCREASE IN CASH AND CASH EQUIVALENTS	42.9	0.4	(0.6)	—	42.7
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2.1	2.0	1.5	—	5.6

CASH AND CASH EQUIVALENTS, END OF YEAR	$45.0	$2.4	$0.9	$—	$48.3

Note 16.  Unaudited Quarterly Data

	2012 Quarters
	First (b)	Second	Third	Fourth	Year (a)(b)(c)
Net Sales	$198.2	$211.7	$206.3	$192.6	$808.8
Gross Profit	41.9	43.8	35.7	37.7	159.1
Operating Income	16.2	22.0	16.3	15.9	70.4
Income From Continuing Operations	8.9	12.7	9.2	9.1	39.9
Earnings Per Common Share From Continuing Operations:
Basic	$0.55	$0.78	$0.56	$0.56	$2.46

Diluted	$0.54	$0.77	$0.55	$0.55	$2.41

	2011 Quarters
	First (d)	Second	Third	Fourth	Year (d)
Net Sales	$172.7	$182.9	$174.9	$165.5	$696.0
Gross Profit	33.2	33.5	27.4	31.3	125.4
Operating Income	14.8	15.7	12.5	13.6	56.6
Income From Continuing Operations	7.0	7.8	6.8	7.7	29.3
Earnings Per Common Share From Continuing Operations:
Basic	$0.47	$0.52	$0.44	$0.49	$1.91

Diluted	$0.45	$0.49	$0.42	$0.47	$1.82

(a)
Includes acquisition integration costs of $5.8 million.
(b)
Includes a SERP settlement charge of $3.5 million
(c)
Includes an aggregate loss of $0.6 million related to the Second and Third Early Redemptions.
(d)
Includes a loss of $2.4 million related to the First Early Redemption.

SCHEDULE II

NEENAH PAPER, INC. AND SUBSIDIARIES
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-offs and Reclassifications	Balance at End of Period
December 31, 2012
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$1.4	$0.2	$—	$(0.2)	$1.4
Allowance for sales discounts	0.5	—	—	—	0.5
Valuation allowance — deferred income taxes	1.7	(1.3)	—	—	0.4
December 31, 2011
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$1.4	$0.6	$—	$(0.6)	$1.4
Allowance for sales discounts	0.5	—	—	—	0.5
Valuation allowance — deferred income taxes	1.7	—	—	—	1.7
December 31, 2010
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$1.2	$1.2	$—	$(1.0)	$1.4
Allowance for sales discounts	0.7	(0.2)	—	—	0.5
Valuation allowance — deferred income taxes	1.5	0.2	—	—	1.7