Form 10-Q
period 2013-03-31
Neenah Paper Inc
filed 2013-05-09
CIK 1296435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 26, 2013, there were approximately 15,980,000 shares of the Company’s common stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net sales	$213.2	$198.2
Cost of products sold	169.7	156.3
Gross profit	43.5	41.9
Selling, general and administrative expenses	21.0	19.5
Acquisition integration costs (Note 3)	0.1	2.5
SERP settlement charge (Note 7)	—	3.5
Other expense - net	0.2	0.2
Operating income	22.2	16.2
Interest expense - net	2.6	3.6
Income from continuing operations before income taxes	19.6	12.6
Provision for income taxes	7.5	3.7
Income from continuing operations	12.1	8.9
Income from discontinued operations, net of income taxes (Note 12)	2.6	—
Net income	$14.7	$8.9

Earnings Per Common Share
Basic
Continuing operations	$0.74	$0.55
Discontinued operations	0.16	—
	$0.90	$0.55
Diluted
Continuing operations	$0.73	$0.54
Discontinued operations	0.16	—
	$0.89	$0.54
Weighted Average Common Shares Outstanding (in thousands)

Basic	15,944	15,483
Diluted	16,253	15,855

Cash Dividends Declared Per Share of Common Stock	$0.15	$0.12

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$14.7	$8.9
Unrealized foreign currency translation gain (loss)	(5.8)	5.2
Net gain from adjustments to pension and other postretirement benefit liabilities	6.6	1.1
Reclassification of amortization of adjustments to pension and other postretirement benefit liabilities recognized in net periodic benefit cost (Note 7)	1.8	1.2
SERP settlement charge	—	3.5
Curtailment loss	—	0.3
Unrealized gain on “available-for-sale” securities	—	0.1
Income from other comprehensive income items	2.6	11.4
Provision for income taxes	3.2	2.4
Other comprehensive income (loss)	(0.6)	9.0
Comprehensive income	$14.1	$17.9

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$3.8	$7.8
Accounts receivable (less allowances of $2.1 million and $1.9 million)	102.8	79.6
Inventories	103.2	102.9
Income taxes receivable	2.4	2.5
Deferred income taxes	26.8	27.2
Prepaid and other current assets	12.5	14.1
Total Current Assets	251.5	234.1
Property, Plant and Equipment, at cost	601.3	604.7
Less accumulated depreciation	353.9	349.9
Property, plant and equipment—net	247.4	254.8
Deferred Income Taxes	26.1	35.3
Goodwill	40.1	41.4
Intangible Assets—net	38.6	34.0
Other Assets	10.7	11.1
TOTAL ASSETS	$614.4	$610.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$4.6	$4.7
Accounts payable	37.3	35.1
Accrued expenses	43.3	47.6
Total Current Liabilities	85.2	87.4
Long-term Debt	181.9	177.6
Deferred Income Taxes	12.3	12.5
Noncurrent Employee Benefits	118.1	131.1
Other Noncurrent Obligations	4.9	4.3
TOTAL LIABILITIES	402.4	412.9
Contingencies and Legal Matters (Note 11)
Stockholders’ Equity
TOTAL STOCKHOLDERS’ EQUITY	212.0	197.8
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$614.4	$610.7

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES
Net income	$14.7	$8.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7.2	7.3
Stock-based compensation	1.7	1.6
Excess tax benefits from stock-based compensation (Note 8)	(0.3)	(4.7)
Deferred income tax provision	6.9	1.4
Inventory acquired in acquisitions (Note 3)	(1.8)	(6.6)
SERP payment, net of settlement charge (Note 7)	—	(3.4)
Increase in working capital	(22.9)	(17.3)
Pension and other postretirement benefits	(3.1)	(0.6)
Other	—	(0.2)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2.4	(13.6)
INVESTING ACTIVITIES
Capital expenditures	(4.7)	(3.5)
Purchase of brands (Note 3)	(5.2)	(14.1)
Decrease in restricted cash	—	7.0
Purchase of marketable securities	—	(0.1)
Other	0.1	—
NET CASH USED IN INVESTING ACTIVITIES	(9.8)	(10.7)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	23.7	25.0
Repayments of long-term debt	(18.9)	(2.5)
Short-term borrowings	—	1.0
Repayments of short-term debt	—	(10.5)
Shares purchased (Note 10)	—	(5.0)
Proceeds from exercise of stock options	0.7	3.9
Excess tax benefits from stock-based compensation (Note 8)	0.3	4.7
Cash dividends paid	(2.4)	(1.9)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3.4	14.7
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	0.1
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4.0)	(9.5)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7.8	12.8
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3.8	$3.3

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest expense capitalized	$0.7	$0.3
Cash paid during period for income taxes	$2.4	$0.9
Non-cash investing activities:
Liability for equipment acquired	$1.1	$1.2
Liability related to acquisition of brands	$0.6	$0.5

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

On January 31, 2013, the Company purchased certain premium business paper brands from the Southworth Company (“Southworth”) for a payment of $7.0 million. See Note 3, “Acquisitions.”

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

The condensed consolidated financial statements of Neenah and its subsidiaries included herein are unaudited, except for the December 31, 2012 condensed consolidated balance sheet, which was derived from audited financial statements.  The condensed consolidated financial statements include the financial statements of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated from the condensed consolidated financial statements.

Earnings per Share (“EPS”)

Diluted EPS was calculated to give effect to all potentially dilutive non-participating common share equivalents using the “Treasury Stock” method. Outstanding stock options, stock appreciation rights (“SARs”) and certain Restricted Stock Units (“RSUs”) with performance conditions represent the only potentially dilutive non-participating security effects on the Company’s weighted-average shares. For the three months ended March 31, 2013 and 2012 approximately 870,000 and 1,015,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s common stock for the period the options were outstanding.

The following table presents the computation of basic and diluted EPS (dollars in millions except per share amounts, shares in thousands):

Earnings Per Basic Common Share

	Three Months Ended March 31,
	2013	2012
Income from continuing operations	$12.1	$8.9
Distributed and undistributed amounts allocated to participating securities	(0.3)	(0.4)
Income from continuing operations available to common stockholders	11.8	8.5
Income from discontinued operations, net of income taxes	2.6	—
Net income available to common stockholders	$14.4	$8.5

Weighted-average basic shares outstanding	15,944	15,483

Basic
Continuing operations	$0.74	$0.55
Discontinued operations	0.16	—
	$0.90	$0.55

Earnings Per Diluted Common Share

	Three Months Ended March 31,
	2013	2012
Income from continuing operations	$12.1	$8.9
Distributed and undistributed amounts allocated to participating securities	(0.2)	(0.4)
Income from continuing operations available to common stockholders	11.9	8.5
Income from discontinued operations, net of income taxes	2.6	—
Net income available to common stockholders	$14.5	$8.5

Weighted-average basic shares outstanding	15,944	15,483
Add: Assumed incremental shares under stock compensation plans	309	372

Weighted-average diluted shares	16,253	15,855

Diluted
Continuing operations	$0.73	$0.54
Discontinued operations	0.16	—
	$0.89	$0.54

Fair Value of Financial Instruments

The Company’s investments in marketable securities are accounted for as “available-for-sale securities” in accordance with Accounting Standards Codification (“ASC”) Topic 320, Investments — Debt and Equity Securities (“ASC Topic 320”). Pursuant to ASC Topic 320, marketable securities are reported at fair value and unrealized holding gains and losses are reported in other comprehensive income until realized upon sale. As of March 31, 2013, the cost and fair value of the Company’s marketable securities was $2.5 million and $2.6 million, respectively. Fair value for the Company’s marketable securities was estimated from Level 1 measurements.  These marketable securities are classified as “Other Assets” on the condensed consolidated balance sheet and are restricted to the payment of benefits under the Company’s Supplemental Executive Retirement Plan (“SERP”).

Note 2.  Accounting Standard Changes

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU No. 2013-02”) which amends ASC Topic 220, Other Comprehensive Income. ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income (“OCI”) either on the face of the income statement or as a separate disclosure in the notes to the financial statements. ASU No. 2013-02 also requires companies to disclose the income statement line items impacted by any significant reclassifications, such as the amortization of pension and other post-employment benefits adjustments. The Company adopted ASU No. 2013-02 on January 1, 2013.  The adoption of ASU No. 2013-02 did not have an impact on the Company’s results of operations, financial position or cash flows. See Note 7, “Pension and Other Postretirement Benefits” for additional information.

In March 2013, the FASB issued ASU No. 2013-05 (“ASU No. 2013-05”) which amends ASC Topic 830, Foreign Currency Matters (“ASC Topic 830”).  ASU No. 2013-05 requires that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or a business within a foreign entity, the parent is required to apply the guidance in ASC Topic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The amendment will be applied prospectively to transactions occurring after the effective date. If the Company were to completely or substantially completely liquidate its foreign operations, the adoption of ASU No. 2013-05 could have a material effect on its results of operations.  The adoption of ASU No. 2013-05 will have no effect on the Company’s financial position or cash flows.

As of March 31, 2013, no other amendments to the ASC had been issued that will have or are reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 3.  Acquisitions

On January 31, 2013, the Company purchased certain premium paper brands and other assets from Southworth. The Company made a payment of $7.0 million for (i) certain premium fine paper brands including Southworth®, which is the leading writing, text and cover brand sold in the retail channel, (ii) approximately one month of finished goods inventory valued at $1.8 million and (iii) certain converting equipment used for retail grades.  In addition, the parties entered into a supply agreement under which Southworth will manufacture and supply certain products to the Company during a transition period. The acquisition was financed through the Company’s existing credit facility and cash on hand.  The results of the Southworth brands are reported in the Fine Paper segment from the date of acquisition.

The Company accounted for the acquisition of the Southworth brands as an asset purchase in accordance with ASC Topic 805 “Business Combinations.”  The acquisition price for the Southworth brands was allocated to the fair value of assets acquired as follows: (i) $5.0 million in non-amortizable intangible trade names and $0.6 million in amortizable customer based intangible assets, (ii) $1.8 million of finished goods inventory and (iii) $0.2 million of property, plant and equipment.  The Company also recognized a liability of $0.6 million as a reserve against the resolution of certain contingencies in the purchase agreement.  The Company expects to incur approximately $1.3 million in acquisition integration costs.  For the three months ended March 31, 2013, the Company incurred $0.1 million of such costs.

On January 31, 2012, the Company purchased certain premium paper brands and other assets from Wausau Paper Mills, LLC, a subsidiary of Wausau Paper Corp. (“Wausau”). The Company paid approximately $21 million for (i) the premium fine paper brands ASTROBRIGHTS®, ASTROPARCHE® and ROYAL, (ii) exclusive, royalty free and perpetual license rights for a portion of the EXACT® brand specialty business, including Index, Tag and Vellum Bristol, (iii) approximately one month of finished goods inventory and (iv) certain converting equipment used for retail grades. The results of the Index, Tag and Vellum Bristol brands are reported in the Other segment from the date of acquisition. The results of all other brands acquired from Wausau are reported in the Fine Paper segment from the date of acquisition. For the three months ended March 31, 2012, the Company incurred $2.5 million in acquisition integration costs.

Note 4.  Supplemental Balance Sheet Data

The following presents inventories by major class:

	March 31, 2013	December 31, 2012
Raw materials	$20.7	$20.8
Work in progress	23.9	24.9
Finished goods	67.8	66.3
Supplies and other	3.8	3.7
	116.2	115.7
Adjust FIFO inventories to LIFO cost	(13.0)	(12.8)
Total	$103.2	$102.9

The FIFO values of inventories valued on the LIFO method were $93.3 million and $91.8 million as of March 31, 2013 and December 31, 2012, respectively.

Note 5.  Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Income tax expense represented 38.3 percent and 29.4 percent of income from continuing operations before income taxes for the three months ended March 31, 2013 and 2012, respectively. The following table presents the principal reasons for the difference between the Company’s effective income tax rate and the U.S. federal statutory income tax rate:

	Three Months Ended March 31,
	2013	2013	2012	2012
U.S. federal statutory income tax rate	35.0%	$6.8	35.0%	$4.4
U.S. state income taxes, net of federal income tax effect	2.0%	0.4	1.0%	0.1
Foreign tax rate differences (a)	(2.6)%	(0.5)	(4.8)%	(0.6)
Foreign tax structure (b)	—	—	(4.8)%	(0.6)
Tax on foreign dividends	1.5%	0.3	—	—
Other differences — net	2.4%	0.5	3.0%	0.4
Effective income tax rate	38.3%	$7.5	29.4%	$3.7

(a)         Represents the impact on the Company’s effective tax rate due to changes in the mix of earnings among taxing jurisdictions with differing statutory rates.

(b)         Represents the impact on the Company’s effective tax rate of tax law changes in Germany. See Note 11 “Contingencies and Legal Matters.”

The Company’s effective income tax rate can be affected by many factors, including but not limited to, changes in the mix of earnings in taxing jurisdictions with differing statutory rates, changes in corporate structure as a result of business acquisitions and dispositions, changes in the timing and amounts of dividends repatriated from foreign subsidiaries, changes in the valuation of deferred tax assets and liabilities, the results of audit examinations of previously filed tax returns and changes in tax laws.

Note 6.  Debt

Long-term debt consisted of the following:

	March 31, 2013	December 31, 2012
Senior Notes (7.375% fixed rate) due November 2014	$90.0	$90.0
Revolving bank credit facility (variable rates) due November 2017	49.3	55.7
Term Loan (variable rates), due in quarterly installments through November 2017	29.3	30.0
Neenah Germany project financing (3.8% fixed rate) due in 16 equal semi-annual installments ending December 2016	6.4	6.6
Second German Loan Agreement (2.5% fixed rate) due in 32 equal quarterly installments ending September 2022	11.5	—
Total debt	186.5	182.3
Less: Debt payable within one year	4.6	4.7
Long-term debt	$181.9	$177.6

Unsecured Notes

On March 31, 2013, the Company had $90 million of ten-year 7.375% senior unsecured notes, originally issued on November 30, 2004 (the “Senior Notes”) outstanding.  The history of the Senior Notes is as follows:

•                  Original Issuance.  On November 30, 2004, the Company issued $225 million aggregate principal amount of 7.375% Senior Notes.

•                  First Open Market Purchases.  In 2010, the Company purchased $2 million aggregate principal amount of the Senior Notes for slightly less than par value.

•                  First Early Redemption.  In 2011, the Company redeemed $65 million in aggregate principal amount of the Senior Notes.

•                  Second Early Redemption. In April 2012, the Company redeemed $10 million of Senior Notes at 101.229 percent of the principal amount plus accrued and unpaid interest (the “Second Early Redemption”).  The Second Early Redemption was financed with available Revolver borrowings. The Company recognized a pre-tax loss, including the write-off of related unamortized debt issuance costs, of $0.2 million in connection with the Second Early Redemption.

•                  Third Early Redemption. In November 2012, the Company redeemed $58 million of the Senior Notes at par value (the “Third Early Redemption”). The Third Early Redemption was financed by a combination of borrowings using the Company’s revolving credit facility and its $30 million term loan. The Company recognized a pre-tax loss, including the write-off of related unamortized debt issuance costs, of $0.4 million in connection with the Third Early Redemption.

•      Fourth Early Redemption.  On April 17, 2013, the Company gave irrevocable notice that it has elected to conduct an early redemption (the “Fourth Early Redemption”) of $20 million of its Senior Notes. The Senior Notes will be purchased at par value on May 17, 2013. The Fourth Early Redemption will be financed by borrowings using the Company’s revolving credit facility. As of March 31, 2013, there were $90 million of Senior Notes outstanding.

•                  Redemption Rights/Open Market Purchases.  After November 15, 2012, the Company has the right to refinance or redeem all or any portion of the Senior Notes at 100% of the principal amount plus accrued and unpaid interest.  From time-to-time, the Company may either redeem or repurchase its Senior Notes on the open market.

Amended and Restated Secured Revolving Credit Facility

Second Amended and Restated Credit Agreement.  On October 11, 2012, the Company amended and extended its credit facility by entering into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement provides for, among other things; a secured revolving credit commitment of $105 million (the “Revolver”) and a secured $30 million term loan commitment (the “Term Loan”).

As of March 31, 2013 and December 31, 2012, the weighted-average interest rate on outstanding Revolver borrowings was 2.6 percent and 2.4 percent per annum, respectively. As of March 31, 2013, the Company had $55.0 million of available credit under the Revolver. As of March 31, 2013 and December 31, 2012, the weighted-average interest rate on outstanding Term Loan borrowings was 4.0 percent per annum.

Terms, Covenants and Events of Default. If the Company has outstanding borrowings under the Term Loan or if borrowing availability under the Revolver is less than $20 million, the Company is required to achieve a fixed charge coverage ratio (as defined in the Second Amended and Restated Credit Agreement) of not less than 1.1 to 1.0 for the preceding four-quarter period, tested as of the end of each quarter. As of March 31, 2013, the Company was in compliance with all terms of the Second Amended and Restated Credit Agreement.

Other Debt

German Project Financing

German Loan Agreement.  In December 2006, Neenah Germany entered into a 10-year agreement with HypoVereinsbank and IKB Deutsche Industriebank AG (“IKB”) to provide €10.0 million of project financing (the “German Loan Agreement”). As of March 31, 2013, €5.0 million ($6.4 million, based on exchange rates at March 31, 2013) was outstanding under the German Loan Agreement.

Second German Loan Agreement.  In January 2013, Neenah Germany entered into an agreement with IKB to provide project financing for the construction of a melt blown machine (the “Second German Loan Agreement”).  IKB agreed to provide €9 million of construction financing which is secured by the melt blown machine.  The loan matures in September 2022 and principal is repaid in equal quarterly installments beginning in December 2014.  The interest rate on amounts outstanding is 2.5% based on actual days elapsed in a 360-day year and is payable quarterly.  At March 31, 2013, €9.0 million ($11.5 million, based on exchange rates at March 31, 2013) was outstanding under the Second German Loan Agreement.

German Lines of Credit

HypoVereinsbank Line of Credit.  Neenah Germany has a revolving line of credit with HypoVereinsbank (the “HypoVereinsbank Line of Credit”) that provides for secured borrowings of up to €15 million for general corporate purposes. As of March 31, 2013, €15.0 million ($19.2 million, based on exchange rates at March 31, 2013) of credit was available under the HypoVereinsbank Line of Credit.

Commerzbank Line of Credit.  Neenah Germany has a revolving line of credit with Commerzbank AG (“Commerzbank”) that provides for borrowings of up to €5 million for general corporate purposes (the “Commerzbank Line of Credit. As of March 31, 2013, €5.0 million ($6.4 million, based on exchange rates at March 31, 2013) of credit was available under the Commerzbank Line of Credit.

Restrictions under German Credit Facilities

The terms of the HypoVereinsbank and Commerzbank lines of credit require Neenah Germany to maintain a ratio of stockholder’s equity to total assets equal to or greater than 45 percent. The Company was in compliance with all provisions of the HypoVereinsbank and Commerzbank lines of credit as of March 31, 2013.

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

In February 2013, the Company reached agreement with the United Steelworkers Union (the “USW”) on new collective bargaining agreements for all of our U.S. paper mills. The new agreements resulted in a net reduction in the Company’s liability for post-retirement benefits.  In accordance with ASC Topic 715, Compensation — Retirement Benefits (“ASC Topic 715”), the Company measured the assets and liabilities of its U.S. post-retirement benefit plans as of February 28, 2013 and recorded a curtailment gain in OCI of $6.6 million less a provision for income taxes of $2.5 million.

For the three months ended March 31, 2012, benefit payments under the Company’s SERP exceeded the sum of expected service cost and interest costs for the plan for calendar 2012. In accordance with ASC Topic 715, the Company measured the liabilities of the SERP as of January 1, 2012 and recognized a settlement charge of $3.5 million.

The following table presents the components of net periodic benefit cost:

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,
	2013	2012	2013	2012
Service cost	$1.3	$1.2	$0.5	$0.5
Interest cost	3.3	3.5	0.5	0.5
Expected return on plan assets (a)	(4.2)	(3.8)	—	—
Recognized net actuarial loss (b)	1.5	1.0	0.1	0.1
Amortization of prior service cost (b)	0.1	0.1	—	—
SERP settlement charge	—	3.5	—	—
Curtailment loss	—	—	—	0.3
Net periodic benefit cost	$2.0	$5.5	$1.1	$1.4

(a)         The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

(b)         Represent amounts reclassified from OCI.  Substantially all of such amounts are classified as Cost of products sold on the Condensed Consolidated Statements of Operations.  The Company recognized a tax benefit of $0.6 million related to such reclassifications classified as Provision for income taxes on the Condensed Consolidated Statements of Operations.

The Company expects to make aggregate contributions to qualified defined benefit pension trusts and pay pension benefits for unfunded pension plans of approximately $16 million (based on exchange rates at March 31, 2013) in calendar 2013.  For the three months ended March 31, 2013, the Company made approximately $5.4 million of such payments.

Note 8.  Stock Compensation Plan

The Company reserved 3,500,000 shares of $0.01 par value common stock (“Common Stock”) for issuance under the 2004 Omnibus Stock and Incentive Plan (the “Omnibus Plan”).  As of March 31, 2013, approximately 385,000 shares of Common Stock were reserved for future issuance under the Omnibus Plan. The Compensation Committee has approved an amendment and restatement of the Omnibus Plan which would increase the amount of Common Stock reserved thereunder by 1,577,000 shares subject to shareholder approval at the 2013 annual meeting. The Company accounts for stock-based compensation pursuant to the fair value recognition provisions of ASC Topic 718, Compensation—Stock Compensation (“ASC Topic 718”).

Valuation and Expense Information

Substantially all stock-based compensation expense is recorded in selling, general and administrative expenses on the condensed consolidated statements of operations.  The following table summarizes stock-based compensation expense and related income tax benefits.

	Three Months Ended March 31,
	2013	2012
Stock-based compensation expense	$1.7	$1.6
Income tax benefit	(0.6)	(0.6)
Stock-based compensation, net of Income tax benefit	$1.1	$1.0

The following table summarizes total compensation costs related to the Company’s equity awards and amounts recognized in the three months ended March 31, 2013.

	Stock Options and SARs	Performance Shares and RSUs
Unrecognized compensation cost — December 31, 2012	$1.6	$2.5
Grant date fair value of current year grants	1.1	3.9
Compensation expense recognized	(0.6)	(1.1)
Unrecognized compensation cost — March 31, 2013	$2.1	$5.3

Expected amortization period (in years)	2.9	2.2

Stock Options and SARs

For the three months ended March 31, 2013, the Company awarded nonqualified stock options to purchase approximately 111,000 shares of Common Stock (subject to forfeiture due to termination of employment and other conditions). For the three months ended March 31, 2013, the weighted-average exercise price of such nonqualified stock option awards was $31.23 per share. The weighted-average grant date fair value for stock options granted during the three months ended March 31, 2013 was $9.61 per share and was estimated using the Black-Scholes option valuation model with the following assumptions:

Three Months Ended March 31, 2013
Expected term in years	5.3
Risk free interest rate	0.9%
Volatility	40.4%
Dividend yield	1.9%

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

For the three months ended March 31, 2013 and 2012, the aggregate pre-tax intrinsic value of stock options and SARs exercised was approximately $1.9 million and $3.3 million, respectively. The aggregate intrinsic value of approximately 1,415,000 stock options and SARs that were exercisable at March 31, 2013 was $9.7 million. The aggregate intrinsic value of approximately 1,660,000 stock options and SARs that were exercisable at December 31, 2012 was $4.7 million.

The aggregate grant date fair value of approximately 116,000 stock options and SARs that vested during the three months ended March 31, 2013, was $0.8 million. As of March 31, 2013, certain participants met age and service requirements that allowed their stock options and SARs to qualify for accelerated vesting upon retirement. As of March 31, 2013, such participants held options to purchase approximately 42,000 shares of common stock that would have been exercisable if they had retired as of such date. The aggregate grant date fair value of options subject to accelerated vesting was $0.4 million. Stock options subject to accelerated vesting for expense recognition become exercisable according to the contract terms of the stock-based awards.

As of March 31, 2013, the aggregate intrinsic value of 1,748,000 stock options and SARs that were vested or expected to vest was $11.4 million.  The weighted-average grant date fair value of such stock options and SARs was $9.44 per share. As of December 31, 2012, the weighted-average grant date fair value and aggregate intrinsic value of 2,035,000 stock options and SARs that were vested or expected to vest was $9.03 per share and $8.1 million, respectively.

As of March 31, 2013, the Company had approximately 340,000 unvested stock options with a weighted-average grant date fair value of $9.10 per share. As of December 31, 2012, approximately 395,000 unvested stock options were outstanding with a weighted-average grant date fair value of $5.25 per share.

Performance Units

For the three months ended March 31, 2013, the Company granted target awards of 78,900 Performance Units. The measurement period for the Performance Units is January 1, 2013 through December 31, 2013. The Performance Units vest on December 31, 2015. Common Stock equal to not less than 40 percent and not more 200 percent of the Performance Unit target will be awarded based on the Company’s return on invested capital, consolidated revenue growth, the percentage of consolidated free cash flow to revenue and total return to shareholders relative to the companies in the Russell 2000® Value small cap index. As of March 31, 2013, the Company expects that Common Stock equal to approximately 160 percent of the Performance Unit targets will be earned. The market price on the date of grant for the Performance Units was $31.23 per share. Based on the expected achievement of performance targets, the Company is recognizing stock-based compensation expense pro-rata over the vesting term of the Performance Units.

Excess Tax Benefits

ASC Topic 718 requires the reporting of excess tax benefits related to the exercise or vesting of stock-based awards as cash provided by financing activities within the statement of cash flows. Excess tax benefits represent the difference between the tax deduction the Company will receive on its tax return for compensation recognized by employees upon the vesting or exercise of stock-based awards and the tax benefit recognized for the grant date fair value of such awards. Excess tax benefits are a non-cash item and therefore a reduction in cash flow from operations is recorded to offset the amount of excess tax benefits reported in cash flows from financing activities. For the three months ended March 31, 2013 and 2012, the Company recognized excess tax benefits related to the exercise or vesting of stock-based awards of $0.3 million and $4.7 million, respectively.

Note 9.  Goodwill and Other Intangible Assets

The following table presents changes in the carrying amount of goodwill for the three months ended March 31, 2013.  All such goodwill is reported in the Technical Products segment.

	Gross Amount	Cumulative Impairment Losses	Net
Balance at December 31, 2012	$96.1	$(54.7)	$41.4
Foreign currency translation	(3.0)	1.7	(1.3)

Balance at March 31, 2013	$93.1	$(53.0)	$40.1

The following table presents the gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization.

	March 31, 2013		December 31, 2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets
Customer based intangibles	$16.4	$(6.3)	$16.3	$(6.2)
Trade names and trademarks	5.4	(3.5)	5.5	(3.4)
Acquired technology	1.0	(0.6)	1.1	(0.7)
Total amortizable intangible assets	22.8	(10.4)	22.9	(10.3)
Non-amortizable trade names	26.2	—	21.4	—
Total	$49.0	$(10.4)	$44.3	$(10.3)

In conjunction with the acquisition of the Southworth brands, the Company recorded $5.0 million in non-amortizable intangible trade names and $0.6 million in amortizable customer based intangible assets.  All other changes in the carrying value of the Company’s intangible assets not specifically identified are due to foreign currency translation effects.  The weighted average useful lives assigned to amortizable intangible trade names and trademarks and customer based intangible assets was 8 years and 15 years, respectively.

Note 10.  Stockholders’ Equity

Common Stock

The Company has authorized 100 million shares of Common Stock. Holders of the Company’s Common Stock are entitled to one vote per share. As of March 31, 2013 and December 31, 2012, the Company had approximately 15,970,000 shares and 15,915,000 shares outstanding, respectively.

On May 17, 2012, the Company announced that its Board of Directors authorized a program that would allow the Company to repurchase up to $10 million of its outstanding Common Stock through May 16, 2013 (the “Stock Purchase Plan”). Purchases by the Company under the Stock Purchase Plan will be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. The Stock Purchase Plan does not require the Company to purchase any specific number of shares and may be suspended or discontinued at any time.

The Company expects to fund the Stock Purchase Plan using cash on hand or Revolver borrowings. For the three months ended March 31, 2013, there were no purchases under the Stock Purchase Plan.

For the three months ended March 31, 2013 and 2012, the Company acquired 616 shares and 211,864 shares, respectively, at a cost of less than $0.1 million and $5.0 million, respectively, for shares surrendered by employees to pay taxes due on vested restricted stock awards.

Note 11.  Contingencies and Legal Matters

Litigation

The Company is involved in certain legal actions and claims arising in the ordinary course of business. While the outcome of these legal actions and claims cannot be predicted with certainty, it is the opinion of management that the outcome of any such claim which is pending or threatened, either individually or on a combined basis, will not have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

Income Taxes

The Company is continuously undergoing examination by the Internal Revenue Service (the “IRS”) as well as various state and foreign jurisdictions. These tax authorities routinely challenge certain deductions and credits reported by the Company on its income tax returns.  No significant tax audit findings are being contested at this time with either the IRS or any state tax authority.

German Tax Audit — Tax Years 2006 to 2007

In November 2010, the Company received a tax examination report from the German tax authorities challenging the validity of certain interest expense deductions claimed on the Company’s tax returns for the years 2006 and 2007. The Company is indemnified by FiberMark, Inc. for any tax liabilities arising from the operations of Neenah Germany prior to October 2006. In August 2011, the Company received tax assessments totaling €3.7 million from the German tax authorities and submitted an appeal challenging these assessments. The Company believed that the finding which invalidated the deductibility of certain interest expense deductions was improper and vigorously contested the finding. The Company paid a total of €1.9 million against the August 2011 tax assessments and reflected these payments as assets (in “Income taxes receivable”) in recognition that such amounts would be treated as prepayments against any assessments ultimately owed. During 2012, the Company submitted additional information to the German tax authorities to support the validity of its interest expense deductions; however, as of December 31, 2012, they had not rendered a decision on the Company’s appeal. During the first quarter of 2013, the Company and the German tax authorities reached a settlement of all issues related to the tax examination for the years 2006 and 2007.  The settlement resulted in a revised tax assessment of €0.5 million,which was approximately equal to the Company’s liability for uncertain tax positions related to this issue at December 31, 2012.  The previously recorded liability for unrecognized tax benefits for this period was reversed, with an offsetting reduction of Income taxes receivable.  As of March 31, 2013, the resulting Income taxes receivable was €1.4 million ($1.8 million based on exchange rates at March 31, 2013).  The Company expects to receive a refund of such amount during the second quarter of 2013.

In the first quarter of 2013, the German legislature enacted tax legislation that included provisions which disallow certain interest expense deductions on a prospective and retroactive basis. Management believes the retroactive application of the legislation is unconstitutional and the likelihood of it being sustained is remote. As of March 31, 2013, the Company reflected a liability for unrecognized tax benefits based on an assessment of the likelihood of alternative outcomes related to this issue for the Company’s open tax years 2008 through 2012. Management believes it is remote that the Company’s liability for unrecognized tax benefits related to these matters will significantly increase within the next 12 months. While management believes that retroactive application of this legislation is remote, should retroactive application of the legislation be sustained, the outcome could have a material effect on the Company’s results of operations, cash flows and financial position.

Employees and Labor Relations

In February 2013, the Company reached agreement with the USW on new collective bargaining agreements for all of our U.S. paper mills. The new agreements between the Whiting, Neenah, Munising and Appleton paper mills and the USW expire on January 31, 2018, June 30, 2018, July 14, 2018 and May 31, 2019, respectively.

Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the “IG BCE”). In December 2011, the IG BCE and a national trade association representing all employers in the industry signed a new collective bargaining agreement covering union employees of Neenah Germany that expires in May 2013.  The Company believes it has satisfactory relations with its German employees covered by such collective bargaining agreements and does not expect the negotiation of a new collective bargaining agreements to have a material effect on its results of operations or cash flows.

Note 12.  Discontinued Operations

Sale of the Pictou Mill and the Woodlands

In March 2010, the Company concluded its operating activities in Canada; however, the Company has certain continuing post-employment benefit obligations related to its former Canadian operations.  In January 2013, the Company received approval for the refund of $4.2 million in excess pension contributions from the terminated Terrace Bay pension plan.  Such amount was recorded as income from discontinued operations, net of income taxes of $1.6 million, on the Condensed Consolidated Statement of Operations.

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

The following table summarizes the net sales, operating income and total assets for each of the Company’s business segments.

	Three Months Ended March 31,
	2013	2012
Net sales
Technical Products	$107.0	$106.0
Fine Paper	99.4	86.4
Other	6.8	5.8
Consolidated	$213.2	$198.2

	Three Months Ended March 31,
	2013	2012
Operating income (loss)
Technical Products	$9.7	$12.5
Fine Paper	16.3	10.8
Other	0.3	0.7
Unallocated corporate costs	(4.1)	(7.8)
Consolidated	$22.2	$16.2

	March 31, 2013	December 31, 2012
Total Assets
Technical Products	$345.6	$348.5
Fine Paper	225.3	214.0
Corporate and Other	43.5	48.2
Total	$614.4	$610.7

Note 14.  Condensed Consolidating Financial Information

Neenah Canada Company of Canada, Neenah Paper Michigan, Inc. and Neenah Paper Sales, Inc. (the “Guarantor Subsidiaries”) guarantee the Company’s Senior Notes. The Guarantor Subsidiaries are 100 percent owned by the Company and all guarantees are full and unconditional.  The following condensed consolidating financial information is presented in lieu of consolidated financial statements for the Guarantor Subsidiaries as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2013

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$106.3	$34.0	$72.9	$—	$213.2
Cost of products sold	80.8	27.9	61.0	—	169.7
Gross profit	25.5	6.1	11.9	—	43.5
Selling, general and administrative expenses	13.6	3.2	4.2	—	21.0
Acquisition integration costs	0.1	—	—	—	0.1
Other (income) expense - net	0.1	0.2	(0.1)	—	0.2
Operating income	11.7	2.7	7.8	—	22.2
Equity in earnings of subsidiaries	(9.9)	—	—	9.9	—
Interest expense-net	2.5	—	0.1	—	2.6
Income from continuing operations before income taxes	19.1	2.7	7.7	(9.9)	19.6
Provision for income taxes	4.4	0.8	2.3	—	7.5
Income from continuing operations	14.7	1.9	5.4	(9.9)	12.1
Income from discontinued operations, net of income taxes	—	2.6	—	—	2.6
Net income	$14.7	$4.5	$5.4	$(9.9)	$14.7

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2012

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$92.2	$35.2	$70.8	$—	$198.2
Cost of products sold	70.6	28.2	57.5	—	156.3
Gross profit	21.6	7.0	13.3	—	41.9
Selling, general and administrative expenses	11.8	2.9	4.8	—	19.5
SERP settlement charge	3.5	—	—	—	3.5
Acquisition integration costs	2.5	—	—	—	2.5
Other (income) expense - net	—	0.3	(0.1)	—	0.2
Operating income	3.8	3.8	8.6	—	16.2
Equity in earnings of subsidiaries	(9.3)	—	—	9.3	—
Interest expense-net	3.3	—	0.3	—	3.6
Income from continuing operations before income taxes	9.8	3.8	8.3	(9.3)	12.6
Provision for income taxes	0.9	1.3	1.5	—	3.7
Net income	$8.9	$2.5	$6.8	$(9.3)	$8.9

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2013

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net income	$14.7	$4.5	$5.4	$(9.9)	$14.7
Unrealized foreign currency translation losses	—	(0.1)	(5.7)	—	(5.8)
Net gain from adjustments to pension and other postretirement benefit liabilities	2.9	3.7	—	—	6.6
Reclassification of amortization of adjustments to pension and other postretirement benefit liabilities recognized in net periodic benefit cost	0.1	1.7	—	—	1.8
Income (loss) from other comprehensive income items	3.0	5.3	(5.7)	—	2.6
Provision for income taxes	1.2	2.0	—	—	3.2
Other comprehensive income (loss)	1.8	3.3	(5.7)	—	(0.6)
Comprehensive income (loss)	$16.5	$7.8	$(0.3)	$(9.9)	$14.1

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2012

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net income	$8.9	$2.5	$6.8	$(9.3)	$8.9
Unrealized foreign currency translation gains (losses)	—	(0.1)	5.3	—	5.2
Net gain (loss) from adjustments to pension and other postretirement benefit liabilities	5.3	(4.2)	—	—	1.1
Reclassification of amortization of adjustments to pension and other postretirement benefit liabilities recognized in net periodic benefit cost	0.5	0.7	—	—	1.2
SERP settlement charge	3.5	—	—	—	3.5
Curtailment loss	0.2	0.1	—	—	0.3
Unrealized gain on “available-for-sale” securities	0.1	—	—	—	0.1
Income (loss) from other comprehensive income items	9.6	(3.5)	5.3	—	11.4
Provision (benefit) for income taxes	3.7	(1.3)	—	—	2.4
Other comprehensive income (loss)	5.9	(2.2)	5.3	—	9.0
Comprehensive income	$14.8	$0.3	$12.1	$(9.3)	$17.9

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2013

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$(0.6)	$1.5	$2.9	$—	$3.8
Accounts receivable, net	45.7	17.5	39.6	—	102.8
Inventories	62.4	11.9	28.9	—	103.2
Income taxes receivable	—	0.6	1.8	—	2.4
Deferred income taxes	24.0	2.8	—	—	26.8
Intercompany amounts receivable	17.7	47.9	0.1	(65.7)	—
Prepaid and other current assets	5.2	1.9	5.4	—	12.5
Total Current Assets	154.4	84.1	78.7	(65.7)	251.5
Property, plant and equipment, at cost	276.8	105.2	219.3	—	601.3
Less accumulated depreciation	208.1	71.0	74.8	—	353.9
Property, plant and equipment — net	68.7	34.2	144.5	—	247.4
Investments In Subsidiaries	234.8	—	—	(234.8)	—
Deferred Income Taxes	21.0	5.1	—	—	26.1
Goodwill	—	—	40.1	—	40.1
Intangible Assets—net	21.6	—	17.0	—	38.6
Other Assets	5.2	—	5.5	—	10.7
TOTAL ASSETS	$505.7	$123.4	$285.8	$(300.5)	$614.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$3.0	$—	$1.6	$—	$4.6
Accounts payable	20.7	4.4	12.2	—	37.3
Intercompany amounts payable	47.9	17.7	0.1	(65.7)	—
Accrued expenses	21.2	9.1	13.0	—	43.3
Total Current Liabilities	92.8	31.2	26.9	(65.7)	85.2
Long-term Debt	165.6	—	16.3	—	181.9
Deferred Income Taxes	—	—	12.3	—	12.3
Noncurrent Employee Benefits and Other Obligations	35.3	40.4	47.3	—	123.0
TOTAL LIABILITIES	293.7	71.6	102.8	(65.7)	402.4
STOCKHOLDERS’ EQUITY	212.0	51.8	183.0	(234.8)	212.0
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$505.7	$123.4	$285.8	$(300.5)	$614.4

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2012

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets
Cash and cash equivalents	$(0.7)	$1.9	$6.6	$—	$7.8
Accounts receivable, net	34.2	16.8	28.6	—	79.6
Inventories	62.3	10.9	29.7	—	102.9
Income taxes receivable	—	—	2.5	—	2.5
Deferred income taxes	24.4	2.8	—	—	27.2
Intercompany amounts receivable	19.4	49.4	0.3	(69.1)	—
Prepaids and othe current assets	5.8	2.0	6.3	—	14.1
Total Current Assets	145.4	83.8	74.0	(69.1)	234.1
Property, plant and equipment at cost	275.4	105.1	224.2	—	604.7
Less accumulated depreciation	205.4	70.1	74.4	—	349.9
Property, plant and equipment — net	70.0	35.0	149.8	—	254.8
Investments In Subsidiaries	241.2	—	—	(241.2)	—
Deferred Income Taxes	28.8	6.5	—	—	35.3
Goodwill	—	—	41.4	—	41.4
Intangible Assets— net	16.1	—	17.9	—	34.0
Other Assets	5.5	—	5.6	—	11.1
TOTAL ASSETS	$507.0	$125.3	$288.7	$(310.3)	$610.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt payable within one year	$3.0	$—	$1.7	$—	$4.7
Accounts payable	20.7	4.8	9.6	—	35.1
Intercompany amounts payable	49.7	19.4	—	(69.1)	—
Accrued expenses	23.9	9.2	14.5	—	47.6
Total Current Liabilities	97.3	33.4	25.8	(69.1)	87.4
Long-term Debt	172.7	—	4.9	—	177.6
Deferred Income Taxes	—	—	12.5	—	12.5
Noncurrent Employee Benefits and Other Obligations	39.2	47.5	48.7	—	135.4
TOTAL LIABILITIES	309.2	80.9	91.9	(69.1)	412.9
STOCKHOLDERS’ EQUITY	197.8	44.4	196.8	(241.2)	197.8
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$507.0	$125.3	$288.7	$(310.3)	$610.7

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2013

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income	$14.7	$4.5	$5.4	$(9.9)	$14.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2.9	1.1	3.2	—	7.2
Stock-based compensation	1.5	—	0.2	—	1.7
Excess tax benefits from stock-based compensation	(0.3)	—	—	—	(0.3)
Deferred income tax provision	4.2	2.4	0.3	—	6.9
Inventory acquired in acquisitions	(1.8)	—	—	—	(1.8)
Increase in working capital	(11.3)	(2.3)	(9.3)	—	(22.9)
Equity in earnings of subsidiaries	(9.9)	—	—	9.9	—
Pension and other postretirement benefits	(0.3)	(2.7)	(0.1)	—	(3.1)
Other	—	(0.3)	0.3	—	—
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(0.3)	2.7	—	—	2.4
INVESTING ACTIVITIES
Capital expenditures	(1.7)	(0.7)	(2.3)	—	(4.7)
Purchase of brands	(5.2)	—	—	—	(5.2)
Other	—	—	0.1	—	0.1
NET CASH USED IN INVESTING ACTIVITIES	(6.9)	(0.7)	(2.2)	—	(9.8)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	11.8	—	11.9	—	23.7
Repayments of long-term debt	(18.9)	—	—	—	(18.9)
Proceeds from exercise of stock options	0.7	—	—	—	0.7
Excess tax benefits from stock-based compensation	0.3	—	—	—	0.3
Intercompany transfers - net	15.8	(2.4)	(13.4)	—	—
Cash dividends paid	(2.4)	—	—	—	(2.4)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7.3	(2.4)	(1.5)	—	3.4
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0.1	(0.4)	(3.7)	—	(4.0)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	(0.7)	1.9	6.6	—	7.8
CASH AND CASH EQUIVALENTS, END OF PERIOD	$(0.6)	$1.5	$2.9	$—	$3.8

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2012

	Neenah Paper, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
OPERATING ACTIVITIES
Net income	$8.9	$2.5	$6.8	$(9.3)	$8.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3.0	1.0	3.3	—	7.3
Stock-based compensation	0.8	—	0.8	—	1.6
Excess tax benefits from stock-based compensation	(4.7)	—	—	—	(4.7)
Deferred income tax provision (benefit)	0.9	1.1	(0.6)	—	1.4
Inventory acquired in acquisitions	(6.6)	—	—	—	(6.6)
SERP payment, net of settlement charge	(3.4)	—	—	—	(3.4)
(Increase) decrease in working capital	(16.6)	(1.1)	0.4	—	(17.3)
Equity in earnings of subsidiaries	(9.3)	—	—	9.3	—
Pension and other postretirement benefits	(2.8)	2.1	0.1	—	(0.6)
Other	—	(0.2)	—	—	(0.2)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(29.8)	5.4	10.8	—	(13.6)
INVESTING ACTIVITIES
Capital expenditures	(2.0)	(1.0)	(0.5)	—	(3.5)
Purchase of brands	(14.1)	—	—	—	(14.1)
Decrease in restricted cash	7.0	—	—	—	7.0
Purchase of marketable securities	(0.1)	—	—	—	(0.1)
Other	—	(0.1)	0.1	—	—
NET CASH USED IN INVESTING ACTIVITIES	(9.2)	(1.1)	(0.4)	—	(10.7)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	25.0	—	—	—	25.0
Repayments of long-term debt	(2.5)	—	—	—	(2.5)
Short-term borrowings	—	—	1.0	—	1.0
Repayments of short-term debt	—	—	(10.5)	—	(10.5)
Shares purchased	(5.0)	—	—	—	(5.0)
Proceeds from exercise of stock options	3.9	—	—	—	3.9
Excess tax benefits from stock-based compensation	4.7	—	—	—	4.7
Intercompany transfers - net	4.5	(4.3)	(0.2)	—	—
Cash dividends paid	(1.9)	—	—	—	(1.9)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	28.7	(4.3)	(9.7)	—	14.7
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	0.1	—	0.1
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10.3)	—	0.8	—	(9.5)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9.7	2.0	1.1	—	12.8
CASH AND CASH EQUIVALENTS, END OF PERIOD	$(0.6)	$2.0	$1.9	$—	$3.3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our financial position as of March 31, 2013 and our results of operations for the three months ended March 31, 2013 and 2012. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” “Neenah” or the “Company” are intended to mean Neenah Paper, Inc. and its consolidated subsidiaries. (Tabular amounts in millions, except as noted)

Executive Summary

On January 31, 2013, we purchased certain premium paper brands and other assets from Southworth. We made a payment of $7.0 million for (i) certain premium fine paper brands including Southworth®, which is the leading writing, text and cover brand sold in the retail channel, (ii) approximately one month of finished goods inventory valued at $1.8 million and (iii) certain converting equipment used for retail grades.  On January 31, 2012, we purchased certain premium paper brands and other assets from Wausau for approximately $21 million.  For the three months ended March 31, 2013, our results of operations benefitted from two months of sales and earnings from the Southworth acquisition and one additional month of sales and earnings from the Wausau acquisition compared to the prior year period.

For the three months ended March 31, 2013, consolidated net sales increased $15.0 million from the prior year period to $213.2 million primarily due to incremental volume from the brands acquired from Southworth and Wausau.

Consolidated operating income of $22.2 million for the three months ended March 31, 2013 increased $6.0 million from the prior year period. Excluding acquisition-related integration costs of $0.1 million in 2013 and acquisition-related integration costs of $2.5 million and a SERP settlement charge of $3.5 million in 2012, operating income for the three months ended March 31, 2013 increased $0.1 million from the prior year period primarily due to incremental volume related to the Southworth and Wausau acquisitions and a more favorable product mix for our fine paper and technical products businesses, partially offset by impacts from a more challenging economic environment in Europe, manufacturing inefficiencies and higher input costs in our technical products business.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, earnings before interest and taxes (which we refer to as “operating income”) and other information relevant to an understanding of our results of operations for the three months ended March 31, 2013 and 2012.

Analysis of Net Sales— Three months ended March 31, 2013 and 2012

The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended March 31,
	2013	2012
Technical Products	50%	53%
Fine Paper	47%	44%
Other	3%	3%
Total	100%	100%

Commentary:

The following table presents our net sales by segment for the three months ended March 31, 2013 and 2012:

			Change in Net Sales Compared to Prior Period
	Three Months			Change Due To
	Ended March 31,				Average
	2013	2012	Total Change	Volume	Net Price	Currency
Technical Products	$107.0	$106.0	$1.0	$0.9	$(0.6)	$0.7
Fine Paper	99.4	86.4	13.0	12.1	0.9	—
Other	6.8	5.8	1.0	1.1	(0.1)	—
Consolidated	$213.2	$198.2	$15.0	$14.1	$0.2	$0.7

Consolidated net sales for the three months ended March 31, 2013 were $15.0 million higher than the prior year period primarily due to incremental fine paper volume related to the acquisition of the Southworth and Wausau brands.

•                  Net sales in our technical products business increased $1.0 million or one percent as a result of increased volume and favorable currency effects, partially offset by lower average net prices.  Sales volumes increased from the prior year period due to growth in transportation filtration and tape shipments.  Favorable currency exchange effects reflected a strengthening of the Euro relative to the U.S. dollar during the first quarter of 2013.  Lower average net prices reflected lower average selling prices for certain product lines partially offset by a higher value sales mix.

•                  Net sales in our fine paper business increased $13.0 million or 15 percent from the prior year period due to a 14 percent increase in volume primarily due to incremental volume from the acquisition of the Wausau and Southworth brands and double-digit volume growth in luxury packaging and label shipments.  Average net price was higher than the prior year due to a more favorable product mix, partially offset by lower average selling prices for some non-branded grades.

•                  Other net sales increased $1.0 million from the prior year period primarily due to increased sales volume for the Index, Tag and Vellum Bristol brands acquired from Wausau partially offset by slightly lower average prices.

The following table sets forth line items from our condensed consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended March 31,
	2013	2012

Net sales	100.0%	100.0%
Cost of products sold	79.6	78.9
Gross profit	20.4	21.1
Selling, general and administrative expenses	9.8	9.8
Acquisition integration costs	0.1	1.2
SERP settlement charge	—	1.8
Other expense — net	0.1	0.1
Operating income	10.4	8.2
Interest expense-net	1.2	1.8
Income from continuing operations before income taxes	9.2	6.4
Provision for income taxes	3.5	1.9
Income from continuing operations	5.7%	4.5%

Analysis of Operating Income—Three months ended March 31, 2013 and 2012

Commentary:

The following table presents our operating income by segment for the three months ended March 31, 2013 and 2012:

			Change in Operating Income Compared to Prior Period
	Three Months			Change Due To
	Ended March 31,		Total		Net	Material
	2013	2012	Change	Volume (a)	Price (b)	Costs (c)	Currency	Other (d) (e) (f)
Technical Products	$9.7	$12.5	$(2.8)	$0.1	$0.1	$(0.6)	$0.1	$(2.5)
Fine Paper	16.3	10.8	5.5	3.9	0.8	0.5	(0.1)	0.4
Other	0.3	0.7	(0.4)	0.2	(0.1)	—	—	(0.5)
Unallocated corporate costs	(4.1)	(7.8)	3.7	—	—	—	—	3.7
Consolidated	$22.2	$16.2	$6.0	$4.2	$0.8	$(0.1)	$—	$1.1

(a)                   Includes changes in unit volume and over (under) absorption of fixed costs.

(b)                   Includes changes in selling price and product mix.

(c)                    Includes price changes for raw materials and energy.

(d)                   Includes other manufacturing costs, distribution and selling, general and administrative expenses.

(e)                    For the three months ended March 31, 2013, Fine Paper results include $0.1 million of integration costs related to the acquisition of the Southworth brands. For the three months ended March 31, 2012, Fine Paper results include $2.5 million of integration costs related to the acquisition of the Wausau brands.

(f)                     For the three months ended March 31, 2012 unallocated corporate costs include a SERP settlement charge of $3.5 million.

Consolidated operating income of $22.2 million for the three months ended March 31, 2013 increased $6.0 million from the prior year period. Excluding acquisition-related integration costs of $0.1 million in 2013 and $2.5 million of acquisition-related integration costs and a SERP settlement charge of $3.5 million in 2012, operating income for the three months ended March 31, 2013 increased $0.1 million from the prior year period primarily due to incremental volume related to the Southworth and Wausau acquisitions and a more favorable product mix for both businesses, partially offset by higher manufacturing costs in our technical products business.

•                  Operating income for our technical products business decreased $2.8 million or 22 percent from the prior year period primarily due to higher manufacturing costs and a more challenging business climate in Europe.  The increase in manufacturing costs included higher input costs for pulp and energy and less efficient manufacturing operations.

•                  Operating income for our fine paper business increased $5.5 million or 51 percent from the prior year period. Excluding acquisition related integration costs of $0.1 million in 2013 and $2.5 million in 2012, operating income increased $3.1 million or 23 percent primarily due to incremental volume related to the brands acquired from Wausau, a more favorable product mix, and lower manufacturing inputs costs, partially offset by higher selling and administrative spending in support of the acquired brands.

•                  Operating income of $0.3 million for the Other segment was $0.4 million unfavorable to the prior year period primarily due to higher costs for the Index, Tag and Vellum Bristol brands acquired from Wausau that offset the benefit from increased shipments.

•                  Unallocated corporate expenses for the three months ended March 31, 2013 were $4.1 million, or $3.7 million favorable to the prior year period.  Excluding the SERP settlement charge in 2012, unallocated corporate expenses were $0.2 million favorable to the prior year.

Additional Statement of Operations Commentary:

•                  Selling, general and administrative (“SG&A”) expense of $21.0 million for the three months ended March 31, 2013 was $1.5 million higher than the prior year period primarily due to the higher marketing costs to support the brands acquired in the Wausau and Southworth acquisitions. For the three months ended March 31, 2013, SG&A expense as a percentage of net sales was approximately 9.8 percent and was unchanged from the prior year period as sales and SG&A expense increased proportionally in the current period.

•                  For the three months ended March 31, 2013, we incurred net interest expense of $2.6 million which was $1.0 million lower than the prior year period.  The favorable comparison was primarily due to lower average interest rates following the redemption of $133 million of Senior Notes in 2011 and 2012.

•                  For the three months ended March 31, 2013 and 2012, we recorded an income tax provision related to continuing operations of $7.5 million and $3.7 million, respectively.  The effective income tax rate for the three months ended March 31, 2013 and 2012 was approximately 38 percent and 29 percent, respectively. The increase in our consolidated effective tax rate was primarily due to the U.S. taxation of increased cash repatriated from Germany and the impact of German tax legislation which eliminated certain previously allowable interest expense deductions. For a reconciliation of our effective tax rate to the U.S. federal statutory tax rate, see Note 5 of Notes to Condensed Consolidated Financial Statements, “Income Taxes.”

Liquidity and Capital Resources

	Three Months Ended March 31,
	2013	2012
Net cash flow provided by (used in):
Operating activities	$2.4	$(13.6)
Investing activities:
Capital expenditures	(4.7)	(3.5)
Purchase of brands	(5.2)	(14.1)
Other investing activities	0.1	6.9
Total	(9.8)	(10.7)
Financing activities	3.4	14.7
Net decrease in cash and cash equivalents (a)	(4.0)	(9.5)

(a)              Includes the effect of exchange rate changes on cash and cash equivalents.

Operating Cash Flow Commentary

•                  Cash provided by operating activities of $2.4 million for the three months ended March 31, 2013 was $16.0 million favorable to cash used in operating activities of $13.6 million in the prior year period. Cash provided by operating activities for the three months ended March 31, 2013 of $4.6 million was $2.5 million lower than the comparable prior year period after excluding $2.2 million in the three months ended March 31, 2013 consisting of (i) a payment of $1.8 million to acquire Southworth inventory, (ii) excess tax benefits of $0.3 million related to the vesting or exercise of stock-based awards and (iii) acquisition integration costs of $0.1 million related to the acquisition of the Southworth brands and $20.7 million in the prior year period consisting of (i) a SERP payment of $6.9 million, (ii) a payment of $6.6 million to acquire Wausau inventory, (iii) excess tax benefits of $4.7 million related to the vesting or exercise of stock-based awards and (iv) acquisition integration costs of $2.5 million.  The unfavorable comparison was primarily due to a $5.6 million increase in our investment in working capital.

Investing Commentary:

•                  For the three months ended March 31, 2013 and 2012, cash used by investing activities was $9.8 million and $10.7 million, respectively. Cash used by investing activities for the three months ended March 31, 2013 includes a payment of $5.2 million to acquire the Southworth brands. Cash used by investing activities for the three months ended March 31, 2012 includes a payment of $14.1 million to acquire the Wausau brands offset by a $7.0 million reduction in restricted cash used to pay SERP benefits.

Capital expenditures for the three months ended March 31, 2013 were $4.7 million compared to spending of $3.5 million in the prior year period. In general, we have aggregate planned capital expenditures of approximately $25 to $30 million annually. We believe that the level of our capital spending allows us to maintain the efficiency and cost effectiveness of these assets and invest in expanded capabilities for our manufacturing assets to successfully pursue strategic initiatives and deliver attractive returns.

Financing Commentary:

Our liquidity requirements are provided by cash generated from operations and short and long-term borrowings.

•                  For the three months ended March 31, 2013 and 2012, cash flow used by financing activities was $3.4 million and $14.7 million, respectively.

In January 2013, our Neenah Germany subsidiary entered into the Second German Loan Agreement to finance the construction of a melt blown machine.  The Lenders agreed to provide €9 million Euros of construction financing which is secured by the melt blown machine.  The loan matures in December 2023 and principal is repaid in equal semi-annual installments beginning in June 2015.  At March 31, 2013, €9.0 million ($11.5 million, based on exchange rates at March 31, 2013) was outstanding under the Second German Loan Agreement.

Availability under our Revolver varies over time depending on the value of our inventory, receivables and various capital assets. As of March 31, 2013, we had $49.3 million outstanding under our Revolver and $55.0 million of available credit. In addition, we had no amounts outstanding under the German Lines of Credit and €20.0 million ($25.6 million, based on exchanges rates at March 31, 2013) of available credit.

We have required debt payments through March 31, 2015 of $99.9 million, including $90 million to repay the Senior Notes in November 2014, and for required amortization payments on the Term Loan and our German Loan Agreements of $6.4 million and $3.5 million, respectively. We believe that we will be able to either refinance or repay the Senior Notes from internally generated cash flows as they come due.

Fourth Early Redemption.  On April 17, 2013, we gave irrevocable notice that we have elected to conduct the Fourth Early Redemption of $20 million of our Senior Notes. The Senior Notes will be purchased at par value on May 17, 2013. The Fourth Early Redemption will be financed by borrowings using our revolving credit facility. As of March 31, 2013 there were $90 million of Senior Notes outstanding. In addition, we have the right to refinance or redeem all or any portion of the Senior Notes at par value plus accrued and unpaid interest.

•                  For the three months ended March 31, 2013, cash and cash equivalents decreased $4.0 million to $3.8 million at March 31, 2013 from $7.8 million at December 31, 2012 and debt increased $4.2 million to $186.5 million at March 31, 2013 from $182.3 million at December 31, 2012. Net debt (total debt minus cash and cash equivalents) increased by $8.0 million primarily due to the Second German Loan Agreement, partially offset by the repayment of Revolver borrowings.

•                  As of March 31, 2013, our cash balance of $3.8 million consists of $0.6 million in the U.S. and $3.2 million held at entities outside of the U.S. As of March 31, 2013 there were no restrictions regarding the repatriation of our non-U.S. cash; however, if we repatriated these cash balances to the U.S., we would incur additional income tax expense.

Transactions with shareholders

•                  For the three months ended March 31, 2013 and 2012, we paid cash dividends of $0.15 per common share or $2.4 million and $0.12 per common share or $1.9 million, respectively.

In May 2012, we announced the Stock Purchase Plan that would allow for the purchase of up to $10 million of our outstanding Common Stock through May 16, 2013. The timing and amount of any purchases will depend on share price, market conditions and other factors. The Stock Purchase Plan does not require the purchase of any specific number of shares and may be suspended or discontinued at any time. For the three months ended March 31, 2013, no shares of Common Stock were acquired pursuant to the Stock Purchase Plan.

Other Items:

•                  As of March 31, 2013, we had $52.3 million of U.S. federal and $70.8 million of state net operating losses (“NOLs”), respectively. If not used, substantially all of the NOLs will expire in various amounts between 2028 and 2030.

•                  In November 2010, we received a tax examination report from the German tax authorities challenging the validity of certain interest expense deductions claimed on our tax returns for the years 2006 and 2007. We are indemnified by FiberMark, Inc. for any tax liabilities arising from the operations of Neenah Germany prior to October 2006. In August 2011, we received tax assessments totaling €3.7 million from the German tax authorities and submitted an appeal challenging these assessments. We believed that the finding which invalidated the deductibility of certain interest expense deductions was improper and vigorously contested the finding. We paid a total of €1.9 million against the August 2011 tax assessments and reflected these payments as Income taxes receivable in recognition that such amounts would be treated as prepayments against any assessments ultimately owed. During 2012, we submitted additional information to the German tax authorities to support the validity of our interest expense deductions; however, as of December 31, 2012, they had not rendered a decision on our appeal. During the first quarter of 2013, we reached a settlement with the German tax authorities of all issues related to the tax examination for the years 2006 and 2007.  The settlement resulted in a revised tax assessment of €0.5 million, which was approximately equal to our liability for uncertain tax positions related to this issue at December 31, 2012.  The previously recorded liability for unrecognized tax benefits for this period was reversed, with an offsetting reduction of Income taxes receivable.  As of March 31, 2013, the resulting Income taxes receivable was €1.4 million ($1.8 million based on exchange rates at March 31, 2013).  We expect to receive a refund of such amount during the second quarter of 2013.

In the first quarter of 2013, the German legislature enacted tax legislation that included provisions which disallow certain interest expense deductions on a prospective and retroactive basis. We believe the retroactive application of the legislation is unconstitutional and the likelihood of it being sustained is remote. As of March 31, 2013, we reflected a liability for unrecognized tax benefits based on an assessment of the likelihood of alternative outcomes related to this issue for our open tax years 2008 through 2012. We believe it is remote that our liability for unrecognized tax benefits related to these matters will significantly increase within the next 12 months. While we believe that retroactive application of this legislation is remote, should retroactive application of the legislation be sustained, the outcome could have a material effect our results of operations, cash flows and financial position.

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

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. We believe that the estimates, assumptions and judgments described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. The critical accounting policies used in the preparation of the consolidated financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regard to estimates used. These critical judgments relate to the timing of recognizing sales revenue, the recoverability of deferred income tax assets, pension benefits and future cash flows associated with impairment testing of long-lived assets. Actual results could differ from these estimates and changes in these estimates are recorded when known. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition.  There have been no significant changes in these policies, or the estimates used in the application of the policies, since December 31, 2012.

Accounting Guidance Adopted in the Three Months Ended March 31, 2013

On January 1, 2013, we adopted ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU No. 2013-02”) which amends ASC Topic 220, Other Comprehensive Income. ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income (“OCI”) either on the face of the income statement or as a separate disclosure in the notes to the financial statements. ASU No. 2013-02 also requires companies to disclose the income statement line items impacted by any significant reclassifications, such as the amortization of pension and other post-employment benefits adjustments.  The adoption of ASU No. 2013-02 did not have an impact on our results of operations, financial position or cash flows.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

As of March 31, 2013, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal year 2013. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal year 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities:

The following table contains information about our purchases of our equity securities for the three months ended March 31, 2013.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Maximum Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
January 1, 2013 — January 31, 2013	616	$29.76	—	$5,940,000
February 1, 2013 — February 28, 2013	—	$—	—	$5,940,000
March 1, 2013 — March 31, 2013	—	$—	—	$5,940,000

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

May 9, 2013