Form 10-Q
period 2013-06-30
Neenah Paper Inc
filed 2013-08-08
CIK 1296435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 26, 2013, there were 16,055,000 shares of the Company’s common stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$212.3	$211.7	$425.5	$409.9
Cost of products sold	169.5	167.9	339.2	324.2
Gross profit	42.8	43.8	86.3	85.7
Selling, general and administrative expenses	19.2	19.1	40.2	38.6
Acquisition integration costs (Note 3)	0.1	1.9	0.2	4.4
SERP settlement charge (Note 7)	0.2	—	0.2	3.5
Loss on early extinguishment of debt	0.5	0.2	0.5	0.2
Other expense — net	0.2	0.6	0.4	0.8
Operating income	22.6	22.0	44.8	38.2
Interest expense — net	3.1	3.5	5.7	7.1
Income from continuing operations before income taxes	19.5	18.5	39.1	31.1
Provision for income taxes	6.7	5.8	14.2	9.5
Income from continuing operations	12.8	12.7	24.9	21.6
Income from discontinued operations, net of income taxes (Note 12)	—	—	2.6	—
Net income	$12.8	$12.7	$27.5	$21.6

Earnings Per Common Share
Basic
Continuing operations	$0.79	$0.78	$1.53	$1.34
Discontinued operations	—	—	0.16	—
	$0.79	$0.78	$1.69	$1.34
Diluted
Continuing operations	$0.77	$0.77	$1.51	$1.32
Discontinued operations	—	—	0.16	—
	$0.77	$0.77	$1.67	$1.32

Weighted Average Common Shares Outstanding (in thousands)
Basic	15,995	15,809	15,969	15,587
Diluted	16,272	16,099	16,262	15,918
Cash Dividends Declared Per Share of Common Stock	$0.15	$0.12	$0.30	$0.24

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$12.8	$12.7	$27.5	$21.6
Unrealized foreign currency translation gain (loss)	3.4	(12.2)	(2.4)	(7.0)
Net gain from adjustments to pension and other postretirement benefit liabilities	—	—	6.6	1.1
Reclassification of amortization of adjustments to pension and other postretirement benefit liabilities recognized in net periodic benefit cost (Note 7)	1.5	1.3	3.3	2.5
SERP settlement charge	0.2	—	0.2	3.5
Curtailment loss	—	—	—	0.3
Unrealized gain (loss) on “available-for-sale” securities	(0.1)	—	(0.1)	0.1
Income (loss) from other comprehensive income items	5.0	(10.9)	7.6	0.5
Provision for income taxes	0.6	0.5	3.8	2.9
Other comprehensive income (loss)	4.4	(11.4)	3.8	(2.4)
Comprehensive income	$17.2	$1.3	$31.3	$19.2

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$26.9	$7.8
Accounts receivable (less allowances of $1.6 million and $1.9 million)	101.9	79.6
Inventories	104.0	102.9
Income taxes receivable	1.1	2.5
Deferred income taxes	22.4	27.2
Prepaid and other current assets	13.5	14.1
Total Current Assets	269.8	234.1
Property, Plant and Equipment, at cost	609.8	604.7
Less accumulated depreciation	360.3	349.9
Property, plant and equipment—net	249.5	254.8
Deferred Income Taxes	24.0	35.3
Goodwill	40.8	41.4
Intangible Assets—net	38.5	34.0
Other Assets	13.5	11.1
TOTAL ASSETS	$636.1	$610.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$1.6	$4.7
Accounts payable	40.4	35.1
Accrued expenses	42.6	47.6
Total Current Liabilities	84.6	87.4
Long-term Debt	191.2	177.6
Deferred Income Taxes	12.1	12.5
Noncurrent Employee Benefits	115.3	131.1
Other Noncurrent Obligations	4.7	4.3
TOTAL LIABILITIES	407.9	412.9
Contingencies and Legal Matters (Note 11)
Stockholders’ Equity
TOTAL STOCKHOLDERS’ EQUITY	228.2	197.8
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$636.1	$610.7

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$27.5	$21.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14.4	14.6
Stock-based compensation	2.7	3.0
Excess tax benefits from stock-based compensation (Note 8)	(0.4)	(4.8)
Deferred income tax provision	12.4	5.8
Inventory acquired in acquisitions (Note 3)	(1.8)	(6.6)
SERP payment, net of settlement charge (Note 7)	(0.2)	(3.4)
Loss on early extinguishment of debt	0.5	0.2
Non-cash effects of changes in liabilities for uncertain income tax positions	(0.3)	—
Loss on asset dispositions	—	0.1
Increase in working capital	(19.8)	(39.2)
Pension and other postretirement benefits	(4.5)	(1.1)
Other	(0.5)	(0.4)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	30.0	(10.2)
INVESTING ACTIVITIES
Capital expenditures	(9.7)	(9.3)
Purchase of brands (Note 3)	(5.2)	(14.1)
Decrease in restricted cash	—	7.0
Purchase of marketable securities	—	(0.1)
Other	0.1	0.1
NET CASH USED IN INVESTING ACTIVITIES	(14.8)	(16.4)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	218.7	45.2
Debt issuance costs	(3.4)	—
Repayments of long-term debt	(207.8)	(13.3)
Short-term borrowings	0.2	1.2
Repayments of short-term debt	(0.2)	(16.1)
Shares purchased (Note 10)	(0.2)	(6.3)
Proceeds from exercise of stock options	1.1	4.1
Excess tax benefits from stock-based compensation (Note 8)	0.4	4.8
Cash dividends paid	(4.9)	(3.9)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3.9	15.7
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(0.1)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19.1	(11.0)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7.8	12.8
CASH AND CASH EQUIVALENTS, END OF PERIOD	$26.9	$1.8

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest expense capitalized	$5.1	$6.7
Cash paid during period for income taxes	$3.6	$4.3
Non-cash investing activities:
Liability for equipment acquired	$2.3	$2.4
Liability related to acquisition of brands	$0.6	$0.5

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

Earnings per Share (“EPS”)

Diluted EPS was calculated to give effect to all potentially dilutive non-participating common share equivalents using the “Treasury Stock” method. Outstanding stock options, stock appreciation rights (“SARs”) and target awards of Restricted Stock Units (“RSUs”) with performance conditions (“Performance Units”) represent the only potentially dilutive non-participating security effects on the Company’s weighted-average shares. For the three and six months ended June 30, 2013 approximately 920,000 and 895,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s common stock for the period the options were outstanding. For the three and six months ended June 30, 2012 approximately 1,045,000 and 1,030,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s common stock for the period the options were outstanding.

The following table presents the computation of basic and diluted EPS (dollars in millions except per share amounts, shares in thousands):

Earnings Per Basic Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income from continuing operations	$12.8	$12.7	$24.9	$21.6
Distributed and undistributed amounts allocated to participating securities	(0.2)	(0.3)	(0.5)	(0.7)
Income from continuing operations available to common stockholders	12.6	12.4	24.4	20.9
Income from discontinued operations, net of income taxes	—	—	2.6	—
Net income available to common stockholders	$12.6	$12.4	$27.0	$20.9

Weighted-average basic shares outstanding	15,995	15,809	15,969	15,587

Basic
Continuing operations	$0.79	$0.78	$1.53	$1.34
Discontinued operations	—	—	0.16	—
	$0.79	$0.78	$1.69	$1.34

Earnings Per Diluted Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income from continuing operations	$12.8	$12.7	$24.9	$21.6
Distributed and undistributed amounts allocated to participating securities	(0.2)	(0.3)	(0.4)	(0.6)
Income from continuing operations available to common stockholders	12.6	12.4	24.5	21.0
Income from discontinued operations, net of income taxes	—	—	2.6	—
Net income available to common stockholders	$12.6	$12.4	$27.1	$21.0

Weighted-average basic shares outstanding	15,995	15,809	15,969	15,587
Add: Assumed incremental shares under stock compensation plans	277	290	293	331

Weighted-average diluted shares	16,272	16,099	16,262	15,918

Diluted
Continuing operations	$0.77	$0.77	$1.51	$1.32
Discontinued operations	—	—	0.16	—
	$0.77	$0.77	$1.67	$1.32

Fair Value of Financial Instruments

The Company’s investments in marketable securities are accounted for as “available-for-sale securities” in accordance with Accounting Standards Codification (“ASC”) Topic 320, Investments — Debt and Equity Securities (“ASC Topic 320”). As of June 30, 2013, the cost and fair value of the Company’s marketable securities was $2.5 million.  Fair value for the Company’s marketable securities was estimated from Level 1 measurements.  These marketable securities are classified as “Other Assets” on the condensed consolidated balance sheet and are restricted to the payment of benefits under the Company’s Supplemental Executive Retirement Plan (“SERP”).

Note 2.  Accounting Standard Changes

As of June 30, 2013, no amendments to the ASC had been issued that will have or are reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows.

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

The Company accounted for the acquisition of the Southworth brands as an asset purchase in accordance with ASC Topic 805 “Business Combinations.”  The acquisition price for the Southworth brands was allocated to the fair value of assets acquired as follows: (i) $5.0 million in non-amortizable intangible trade names and $0.6 million in amortizable customer based intangible assets, (ii) $1.8 million of finished goods inventory and (iii) $0.2 million of property, plant and equipment.  The Company also recognized a liability of $0.6 million as a reserve against the resolution of certain contingencies in the purchase agreement.  The Company expects to incur approximately $0.6 million in acquisition-related integration costs.  For the three and six months ended June 30, 2013, the Company incurred $0.1 million and $0.2 million, respectively, of such costs.

On January 31, 2012, the Company purchased certain premium paper brands and other assets from Wausau Paper Mills, LLC, a subsidiary of Wausau Paper Corp. (“Wausau”). The Company paid approximately $21 million for (i) the premium fine paper brands ASTROBRIGHTS®, ASTROPARCHE® and ROYAL, (ii) exclusive, royalty free and perpetual license rights for a portion of the EXACT® brand specialty business, including Index, Tag and Vellum Bristol, (iii) approximately one month of finished goods inventory and (iv) certain converting equipment used for retail grades. The results of the Index, Tag and Vellum Bristol brands are reported in the Other segment from the date of acquisition. The results of all other brands acquired from Wausau are reported in the Fine Paper segment from the date of acquisition. For the three and six months ended June 30, 2012, the Company incurred $1.9 million and $4.4 million, respectively, in acquisition integration costs.

Note 4.  Supplemental Balance Sheet Data

The following presents inventories by major class:

	June 30, 2013	December 31, 2012
Raw materials	$20.2	$20.8
Work in progress	23.7	24.9
Finished goods	69.2	66.3
Supplies and other	4.2	3.7
	117.3	115.7
Adjust FIFO inventories to LIFO cost	(13.3)	(12.8)
Total	$104.0	$102.9

The FIFO values of inventories valued on the LIFO method were $93.5 million and $91.8 million as of June 30, 2013 and December 31, 2012, respectively.

The following table presents changes in accumulated other comprehensive income (“AOCI”) for the six months ended June 30, 2013:

	Unrealized foreign currency translation gain (loss)	Net gain (loss) from pension and other postretirement liabilities	Unrealized gain (loss) on “available-for- sale” securities	Accumulated other comprehensive income (loss)
AOCI — December 31, 2012	$9.2	$(59.1)	$0.1	$(49.8)
Other comprehensive income before reclassifications	(2.4)	6.6	(0.1)	4.1
Amounts reclassified from AOCI	—	3.5	—	3.5
Income (loss) from other comprehensive income items	(2.4)	10.1	(0.1)	7.6
Provision for income taxes	—	3.8	—	3.8
Other comprehensive income (loss)	(2.4)	6.3	(0.1)	3.8
AOCI — June 30, 2013	$6.8	$(52.8)	$—	$(46.0)

For the three and six months ended June 30, 2013, the Company reclassified $1.5 million and $3.3 million, respectively, from accumulated other comprehensive income to Cost of products sold on the Condensed Consolidated Statements of Operations.  In addition, for the three and six months ended June 30, 2013, $0.2 million was reclassified from accumulated other comprehensive income to SERP settlement charge on the Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2013, the Company recognized a tax benefit of $0.6 million and $1.3 million, respectively, related to such reclassifications classified as Provision for income taxes on the Condensed Consolidated Statements of Operations.

Note 5.  Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Income tax expense represented 34.4 percent and 36.3 percent of income from continuing operations before income taxes for the three and six months ended June 30, 2013, respectively.  Income tax expense represented 31.4 percent and 30.5 percent of income from continuing operations before income taxes for the three and six months ended June 30, 2012, respectively. The following table presents the principal reasons for the difference between the Company’s effective income tax rate and the U.S. federal statutory income tax rate:

	Three Months Ended June 30,
	2013	2013	2012	2012
U.S. federal statutory income tax rate	35.0%	$6.8	35.0%	$6.5
U.S. state income taxes, net of federal income tax effect	1.5%	0.3	2.2%	0.4
Foreign tax rate differences (a)	(2.6)%	(0.5)	(2.6)%	(0.5)
Foreign financing structure (b)	(8.7)%	(1.7)	(3.2)%	(0.6)
Tax on foreign dividends	3.6%	0.7	—%	—
Uncertain tax positions	3.0%	0.6	(0.5)%	(0.1)
Other differences — net	2.6%	0.5	0.5%	0.1
Effective income tax rate	34.4%	$6.7	31.4%	$5.8

	Six Months Ended June 30,
	2013	2013	2012	2012
U.S. federal statutory income tax rate	35.0%	$13.7	35.0%	$10.9
U.S. state income taxes, net of federal income tax effect	1.8%	0.7	1.6%	0.5
Foreign tax rate differences (a)	(2.8)%	(1.1)	(3.5)%	(1.1)
Foreign financing structure (b)	(4.4)%	(1.7)	(3.9)%	(1.2)
Tax on foreign dividends	2.6%	1.0	—%	—
Uncertain tax positions	1.5%	0.6	(0.3)%	(0.1)
Other differences — net	2.6%	1.0	1.6%	0.5
Effective income tax rate	36.3%	$14.2	30.5%	$9.5

(a)         Represents the impact on the Company’s effective tax rate due to changes in the mix of earnings among taxing jurisdictions with differing statutory rates.

(b)         Represents the impact on the Company’s effective tax rate of the Company’s financing strategies. See Note 11 “Contingencies and Legal Matters.”

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

Note 6.  Debt

Long-term debt consisted of the following:

	June 30, 2013	December 31, 2012
New Senior Notes (5.25% fixed rate) due May 2021	$175.0	$—
Senior Notes (7.375% fixed rate) retired June 2013	—	90.0
Revolving bank credit facility (variable rates) due November 2017	—	55.7
Term Loan (variable rates) repaid June 2013	—	30.0
Neenah Germany project financing (3.8% fixed rate) due in 16 equal semi-annual installments ending December 2016	6.1	6.6
Second German Loan Agreement (2.5% fixed rate) due in 32 equal quarterly installments ending September 2022	11.7	—
Total debt	192.8	182.3
Less: Debt payable within one year	1.6	4.7
Long-term debt	$191.2	$177.6

Unsecured Senior Notes

2021 Senior Notes

In May 2013, the Company completed an underwritten offering of eight-year senior unsecured notes (the “2021 Senior Notes”) at a face amount of $175 million. The 2021 Senior Notes bear interest at a rate of 5.25%, payable in arrears on May 15 and November 15 of each year, commencing on November 15, 2013, and mature on May 15, 2021. Proceeds from this offering were used to redeem $70 million in aggregate principal amount of 2014 Senior Notes (as defined below), to repay approximately $56 million in outstanding Revolver (as defined below) borrowings and for general corporate purposes. The 2021 Senior Notes are fully and unconditionally guaranteed by substantially all of the Company’s domestic subsidiaries (“the Guarantors”). The 2021 Senior Notes were sold in a private placement transaction, have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold absent registration or an applicable exemption from registration requirements.

The 2021 Senior Notes are senior unsecured obligations of the Company and will rank equally in right of payment with all its existing and future senior unsecured indebtedness. The guarantees of the 2021 Senior Notes are senior unsecured obligations of the Guarantors and will rank equally in right of payment with all existing and future senior unsecured indebtedness of the Guarantors.  The 2021 Senior Notes and the guarantees of the 2021 Senior Notes will be effectively subordinated to the Company’s and the Guarantors’ existing and future secured indebtedness (to the extent of the value of the collateral) and will be structurally subordinated to all indebtedness and other obligations of the Company’s subsidiaries that do not guarantee the 2021 Senior Notes, including the trade creditors of such non-guarantor subsidiaries.

The 2021 Senior Notes contain terms, covenants and events of default with which the Company must comply, which the Company believes are ordinary and standard for notes of this nature. Among other things, the 2021 Senior Notes contain covenants restricting our ability to incur certain additional debt, make specified restricted payments, pay dividends, authorize or issue capital stock, enter into transactions with our affiliates, consolidate or merge with or acquire another business, sell certain of our assets or liquidate, dissolve or wind-up the Company. As of June 30, 2013, the Company was in compliance with all terms of the indenture for the 2021 Senior Notes.

2014 Senior Notes

As of June 30, 2013, the Company had no ten-year 7.375% senior unsecured notes, originally issued on November 30, 2004 (the “2014 Senior Notes”) outstanding.  The history of the 2014 Senior Notes is as follows:

•                  Original Issuance.  In November 2004, the Company issued $225 million aggregate principal amount of 7.375% 2014 Senior Notes.

•                  First Open Market Purchases.  In 2010, the Company purchased $2 million aggregate principal amount of the 2014 Senior Notes for slightly less than par value.

•                  First Early Redemption.  In 2011, the Company redeemed $65 million in aggregate principal amount of the 2014 Senior Notes.

•                  Second Early Redemption. In April 2012, the Company redeemed $10 million of 2014 Senior Notes at 101.229 percent of the principal amount plus accrued and unpaid interest (the “Second Early Redemption”).  The Second Early Redemption was financed with available Revolver borrowings. The Company recognized a pre-tax loss, including the write-off of related unamortized debt issuance costs, of $0.2 million in connection with the Second Early Redemption.

•                  Third Early Redemption. In November 2012, the Company redeemed $58 million of the 2014 Senior Notes at par value (the “Third Early Redemption”). The Third Early Redemption was financed by a combination of borrowings using the Company’s revolving credit facility and its $30 million term loan. The Company recognized a pre-tax loss of $0.4 million in connection with the Third Early Redemption.

•                  Fourth Early Redemption. In May 2013, the Company redeemed $20 million of the 2014 Senior Notes at par value (the “Fourth Early Redemption”). The Fourth Early Redemption was financed with Revolver borrowings and resulted in a pre-tax loss of $0.1 million due to the write-off of related unamortized debt issuance costs.

•                  Retirement of the 2014 Senior Notes. In June 2013, the Company used a portion of the proceeds from the issuance of the 2021 Senior Notes to retire the remaining $70 million in outstanding 2014 Senior Notes at par value (the “Retirement of the 2014 Senior Notes”). The Retirement of the 2014 Senior Notes resulted in a pre-tax loss of $0.3 million due to the write-off of related unamortized debt issuance costs. As of June 30, 2013 there were no 2014 Senior Notes outstanding.

The Retirement of the 2014 Senior Notes eliminated the requirement for the Company to present condensed consolidating financial statements in lieu of consolidated financial statements for the guaranteeing subsidiaries.

Secured Bank Credit Facility

In October 2012, the Company amended and extended its secured bank credit facility by entering into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement provides for, among other things; a secured revolving credit commitment of $105 million (the “Revolver”) and a secured $30 million term loan commitment (the “Term Loan”).  In June 2013, the Company repaid all outstanding Term Loan borrowings ($29.3 million) and recognized a pre-tax loss of $0.1 million for the early extinguishment of debt due to the write-off of unamortized debt issuance costs.  As of June 30, 2013, there were no Term Loan borrowings outstanding and such amounts may not be redrawn.

In June 2013, the Company amended the Second Amended and Restated Credit Agreement (as amended, the “Bank Credit Agreement”) to, among other things; (i) modify the Bank Credit Agreement’s accordion feature to permit the Company, subject to certain conditions, to increase the aggregate revolving credit facility commitments by up to $30 million, to a maximum amount of $180 million (ii) increase the Company’s allowable dividends paid to shareholders in any period of 12 consecutive months to $25 million, (iii) allow the Company to repurchase up to $30 million of its own common stock on or before December 31, 2014, with no more than $15 million of that amount to be repurchased on or before December 31, 2013, and (iv) make certain definitional and administrative changes.

As of June 30, 2013, the Company had a $105 million Revolver pursuant to the Bank Credit Agreement of which no amounts were outstanding. As of June 30, 2013, the Company had $104.2 million of available credit under the Revolver. As of December 31, 2012, the weighted-average interest rate on outstanding Revolver and Term Loan borrowings was 2.4 percent per annum and 4.0 percent per annum, respectively.

Terms, Covenants and Events of Default. If borrowing availability under the Revolver is less than $20 million, the Company is required to achieve a fixed charge coverage ratio (as defined in the Bank Credit Agreement) of not less than 1.1 to 1.0 for the preceding four-quarter period, tested as of the end of each quarter. As of June 30, 2013, the Company was in compliance with all terms of the Bank Credit Agreement.

The Company’s ability to pay cash dividends on its common stock is limited under the terms of both the Bank Credit Agreement and the 2021 Senior Notes. As of June 30, 2013, the Company’s ability to pay cash dividends on its common stock was limited to a total of $25 million in a 12-month period.

Other Debt

German Project Financing

German Loan Agreement.  In December 2006, Neenah Germany entered into a 10-year agreement with HypoVereinsbank and IKB Deutsche Industriebank AG (“IKB”) to provide €10.0 million of project financing (the “German Loan Agreement”). As of June 30, 2013, €4.7 million ($6.1 million, based on exchange rates at June 30, 2013) was outstanding under the German Loan Agreement.

Second German Loan Agreement.  In January 2013, Neenah Germany entered into a project financing agreement for the construction of a melt blown machine (the “Second German Loan Agreement”).  The agreement provides for €9.0 million of construction financing which is secured by the melt blown machine.  The loan matures in September 2022 and principal is repaid in equal quarterly installments beginning in December 2014.  The interest rate on amounts outstanding is 2.45% based on actual days elapsed in a 360-day year and is payable quarterly.  At June 30, 2013, €9.0 million ($11.7 million, based on exchange rates at June 30, 2013) was outstanding under the Second German Loan Agreement.

German Lines of Credit

HypoVereinsbank Line of Credit.  Neenah Germany has a revolving line of credit with HypoVereinsbank (the “HypoVereinsbank Line of Credit”) that provides for secured borrowings of up to €15 million for general corporate purposes. As of June 30, 2013, no borrowing were outstanding and €15.0 million ($19.6 million, based on exchange rates at June 30, 2013) of credit was available under the HypoVereinsbank Line of Credit.

Commerzbank Line of Credit.  Neenah Germany has a revolving line of credit with Commerzbank AG (“Commerzbank”) that provides for borrowings of up to €5 million for general corporate purposes (the “Commerzbank Line of Credit. As of June 30, 2013, no borrowing were outstanding and €5.0 million ($6.5 million, based on exchange rates at June 30, 2013) of credit was available under the Commerzbank Line of Credit.

Restrictions under German Credit Facilities

The terms of the HypoVereinsbank and Commerzbank lines of credit require Neenah Germany to maintain a ratio of stockholders’ equity to total assets equal to or greater than 45 percent. The Company was in compliance with all provisions of the HypoVereinsbank and Commerzbank lines of credit as of June 30, 2013.

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

For the six months ended June 30, 2013, benefit payments under the SERP exceeded the sum of expected service cost and interest costs for the plan for calendar 2013. In accordance with ASC Topic 715, the Company measured the liabilities of the SERP as of January 1, 2013 and recognized a settlement charge of $0.2 million.  For the six months ended June 30, 2012, benefit payments under the SERP exceeded the sum of expected service cost and interest costs for the plan for calendar 2012. As a result, the Company measured the liabilities of the SERP as of January 1, 2012 and recognized a settlement charge of $3.5 million.

The following table presents the components of net periodic benefit cost:

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended June 30,
	2013	2012	2013	2012
Service cost	$1.3	$1.1	$0.4	$0.4
Interest cost	3.5	3.6	0.4	0.5
Expected return on plan assets (a)	(4.3)	(3.8)	—	—
Recognized net actuarial loss	1.4	1.1	0.2	0.1
Amortization of prior service cost	—	—	(0.1)	0.1
SERP settlement charge	0.2	—	—	—
Net periodic benefit cost	$2.1	$2.0	$0.9	$1.1

	Pension Benefits		Postretirement Benefits Other than Pensions
	Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$2.6	$2.3	$0.9	$0.9
Interest cost	6.8	7.1	0.9	1.0
Expected return on plan assets (a)	(8.5)	(7.6)	—	—
Recognized net actuarial loss	2.9	2.1	0.3	0.2
Amortization of prior service cost	0.1	0.1	(0.1)	0.1
SERP settlement charge	0.2	3.5	—	—
Curtailment loss	—	—	—	0.3
Net periodic benefit cost	$4.1	$7.5	$2.0	$2.5

(a)         The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

The Company expects to make aggregate contributions to qualified defined benefit pension trusts and pay pension benefits for unfunded pension plans of approximately $18 million (based on exchange rates at June 30, 2013) in calendar 2013.  For the six months ended June 30, 2013, the Company made $9.5 million of such payments.

Note 8.  Stock Compensation Plan

At the 2013 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment and restatement of the Neenah Paper, Inc. 2004 Omnibus Stock and Incentive Compensation Plan (as amended and restated the “Omnibus Plan”). The amendment and restatement authorized the Company to reserve an additional 1,577,000 shares of $0.01 par value common stock (“Common Stock”) for future issuance. As of June 30, 2013, the Company had 1,950,000 shares of Common Stock reserved for future issuance under the Omnibus Plan.  The Company accounts for stock-based compensation pursuant to the fair value recognition provisions of ASC Topic 718, Compensation—Stock Compensation (“ASC Topic 718”).

Valuation and Expense Information

Substantially all stock-based compensation expense is recorded in selling, general and administrative expenses on the condensed consolidated statements of operations.  The following table summarizes stock-based compensation expense and related income tax benefits.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock-based compensation expense	$1.0	$1.4	$2.7	$3.0
Income tax benefit	(0.4)	(0.6)	(1.0)	(1.2)
Stock-based compensation, net of Income tax benefit	$0.6	$0.8	$1.7	$1.8

The following table summarizes total compensation costs related to the Company’s equity awards and amounts recognized in the six months ended June 30, 2013.

	Stock Options and SARs	Performance Units and RSUs
Unrecognized compensation cost — December 31, 2012	$1.6	$2.5
Grant date fair value of current year grants	1.1	3.3
Compensation expense recognized	(0.8)	(1.9)
Unrecognized compensation cost — June 30, 2013	$1.9	$3.9
Expected amortization period (in years)	2.8	1.9

Stock Options and SARs

The following tables present information regarding stock options awarded during the six months ended June 30, 2013:

Six Months Ended June 30, 2013 (a)
Nonqualified stock options granted	111,200
Per share weighted average exercise price	$31.23
Per share weighted average grant date fair value	$9.61

(a)         No stock options were awarded during the three months ended June 30, 2013.

The weighted-average grant date fair value for stock options granted during the six months ended June 30, 2013 was estimated using the Black-Scholes option valuation model with the following assumptions:

Six Months Ended June 30, 2013
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

The following table presents information regarding stock options and SARs vested during the three and six months ended June 30, 2013:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Nonqualified stock options and SARs vested	13,900	123,900
Aggregate grant date fair value of stock options and SARs vested	$0.1	$0.9

For the three and six months ended June 30, 2013, the aggregate pre-tax intrinsic value of stock options and SARs exercised was $1.9 million and $3.3 million, respectively. For the three and six months ended June 30, 2012, the aggregate pre-tax intrinsic value of stock options and SARs exercised was $0.2 million and $3.5 million, respectively.

As of June 30, 2013, certain participants met age and service requirements that allowed their stock options and SARs to qualify for accelerated vesting upon retirement. As of June 30, 2013, such participants held options to purchase 42,000 shares of common stock that would have been exercisable if they had retired as of such date. The aggregate grant date fair value of options subject to accelerated vesting was $0.4 million. Stock options subject to accelerated vesting for expense recognition become exercisable according to the contract terms of the stock-based awards.

The following table presents information regarding outstanding stock options and SARs:

	June 30, 2013	December 31, 2012
Stock options and SARs vested or expected to vest	1,693,000	2,035,000
Aggregate intrinsic value	$11.9	$8.1
Per share weighted average grant date fair value	$9.49	$9.03

Exercisable stock options and SARs	1,370,000	1,660,000
Aggregate intrinsic value	$10.0	$4.7

Unvested stock options and SARs	330,000	395,000
Per share weighted average grant date fair value	$9.11	$5.25

Performance Units

For the six months ended June 30, 2013, the Company granted target awards of 78,900 Performance Units. The measurement period for the Performance Units is January 1, 2013 through December 31, 2013. The Performance Units vest on December 31, 2015. Common Stock equal to not less than 40 percent and not more 200 percent of the Performance Unit target will be awarded based on the Company’s return on invested capital, consolidated revenue growth, the percentage of consolidated free cash flow to revenue and total return to shareholders relative to the companies in the Russell 2000® Value small cap index. As of June 30, 2013, the Company expects that Common Stock equal to approximately 120 percent of the Performance Unit targets will be earned. The market price on the date of grant for the Performance Units was $31.23 per share. Based on the expected achievement of performance targets, the Company is recognizing stock-based compensation expense pro-rata over the vesting term of the Performance Units.

Excess Tax Benefits

ASC Topic 718 requires the reporting of excess tax benefits related to the exercise or vesting of stock-based awards as cash provided by financing activities within the statement of cash flows. Excess tax benefits represent the difference between the tax deduction the Company will receive on its tax return for compensation recognized by employees upon the vesting or exercise of stock-based awards and the tax benefit recognized for the grant date fair value of such awards. Excess tax benefits are a non-cash item and therefore a reduction in cash flow from operations is recorded to offset the amount of excess tax benefits reported in cash flows from financing activities. For the six months ended June 30, 2013 and 2012, the Company recognized excess tax benefits related to the exercise or vesting of stock-based awards of $0.4 million and $4.8 million, respectively.

Note 9.  Goodwill and Other Intangible Assets

The following table presents changes in the carrying amount of goodwill for the six months ended June 30, 2013.  All such goodwill is reported in the Technical Products segment.

	Gross Amount	Cumulative Impairment Loss	Net
Balance at December 31, 2012	$96.1	$(54.7)	$41.4
Foreign currency translation	(1.4)	0.8	(0.6)

Balance at June 30, 2013	$94.7	$(53.9)	$40.8

The following table presents the gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization.

	June 30, 2013		December 31, 2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets
Customer based intangibles	$16.7	$(6.7)	$16.3	$(6.2)
Trade names and trademarks	5.5	(3.7)	5.5	(3.4)
Acquired technology	1.0	(0.6)	1.1	(0.7)
Total amortizable intangible assets	23.2	(11.0)	22.9	(10.3)
Non-amortizable trade names	26.3	—	21.4	—
Total	$49.5	$(11.0)	$44.3	$(10.3)

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

Note 10.  Stockholders’ Equity

Common Stock

The Company has authorized 100 million shares of Common Stock. Holders of the Company’s Common Stock are entitled to one vote per share. As of June 30, 2013 and December 31, 2012, the Company had 16,020,000 shares and 15,915,000 shares of Common Stock outstanding, respectively.

In May 2013, the Company’s Board of Directors authorized a program that would allow the Company to repurchase up to $10 million of its outstanding Common Stock over the next 12 months (the “2013 Stock Purchase Plan”). The Company had a similarly-sized program in place during the preceding 12 months that expired in May 2013 (the “2012 Stock Purchase Plan”). For the year ended December 31, 2012, the Company made aggregate purchases of $4.1 million of Common Stock under the 2012 Stock Purchase Plan of which $1.2 million occurred in the six months ended June 30, 2012. For the six months ended June 30, 2013, there were no purchases under either stock purchase plan.

Purchases under the 2013 Stock Purchase Plan will be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. The program does not require the Company to purchase any specific number of shares and may be suspended or discontinued at any time. The 2013 Stock Purchase Plan is expected to be funded using cash on hand or borrowings under the Company’s existing revolving credit facility.

For the six months ended June 30, 2013 and 2012, the Company acquired 7,000 shares and 213,000 shares of Common Stock, respectively, at a cost of $0.2 million and $5.1 million, respectively, for shares surrendered by employees to pay taxes due on vested restricted stock awards.

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

German Tax Audit — Tax Years 2006 to 2007

In November 2010, the Company received a tax examination report from the German tax authorities challenging the validity of certain interest expense deductions claimed on the Company’s tax returns for the years 2006 and 2007. The Company is indemnified by FiberMark, Inc. for any tax liabilities arising from the operations of Neenah Germany prior to October 2006. In August 2011, the Company received tax assessments totaling €3.7 million from the German tax authorities and submitted an appeal challenging these assessments. The Company believed that the finding which invalidated the deductibility of certain interest expense deductions was improper and vigorously contested the finding. The Company paid a total of €1.9 million against the August 2011 tax assessments and reflected these payments as assets (in “Income taxes receivable”) in recognition that such amounts would be treated as prepayments against any assessments ultimately owed. During 2012, the Company submitted additional information to the German tax authorities to support the validity of its interest expense deductions; however, as of December 31, 2012, they had not rendered a decision on the Company’s appeal. During the first quarter of 2013, the Company reached a settlement with the German tax authorities for all issues related to the tax examination for the years 2006 and 2007.  The settlement resulted in a revised tax assessment of €0.5 million, which was approximately equal to the Company’s liability for uncertain tax positions related to this issue at December 31, 2012.  For the six months ended June 30, 2013, the Company received refunds of the above tax prepayments for €1.0 million and the remaining Income taxes receivable of €0.4 million ($0.5 million based on exchange rates at June 30, 2013) was still outstanding and is expected to be received during the third quarter of 2013.

In the first quarter of 2013, the German legislature enacted tax legislation that included provisions which may disallow certain interest expense deductions on a prospective and retroactive basis. Management believes the retroactive application of the legislation is unconstitutional and the likelihood of it being sustained is remote. As of June 30, 2013, the Company reflected a liability for unrecognized tax benefits based on an assessment of the likelihood of alternative outcomes related to this issue through June 30, 2013.  Management believes it is remote that the Company’s liability for unrecognized tax benefits related to these matters will significantly increase within the next 12 months. While management believes that retroactive application of this legislation is remote, should retroactive application of the legislation be sustained, the outcome could have a material effect on the Company’s results of operations, cash flows and financial position.

Employees and Labor Relations

In February 2013, the Company reached agreement with the USW on new collective bargaining agreements for all of our U.S. paper mills. The new agreements between the Whiting, Neenah, Munising and Appleton paper mills and the USW expire on January 31, 2018, June 30, 2018, July 14, 2018 and May 31, 2019, respectively.

Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the “IG BCE”). In June 2013, the IG BCE and a national trade association representing all employers in the industry signed a collective bargaining agreement covering union employees of Neenah Germany that expires in June 2015.  The Company believes it has satisfactory relations with its employees covered by collective bargaining agreements.

Note 12.  Discontinued Operations

In March 2010, the Company concluded its operating activities in Canada; however, the Company has certain continuing post-employment benefit obligations related to its former Canadian operations.  In the first quarter of 2013, the Company received a refund of excess pension contributions, less withholding taxes, from the terminated Terrace Bay pension plan.  As a result, the Company recorded income from discontinued operations of $2.6 million, net of income taxes of $1.6 million, on the Condensed Consolidated Statement of Operations.

Note 13.  Business Segment Information

The Company reports its operations in two primary segments: Technical Products and Fine Paper. The technical products business is an international producer of transportation and other filter media and durable, saturated and coated substrates for industrial products backings and a variety of other end markets. The fine paper business is a supplier of premium writing, text and cover papers, bright papers, and luxury packaging and premium label specialty papers in North America. Each segment employs different technologies and marketing strategies. The Other segment includes the Index, Tag and Vellum Bristol brands. Disclosure of segment information is on the same basis that management uses internally for evaluating segment performance and allocating resources. Transactions between segments are eliminated in consolidation. The costs of shared services, and other administrative functions managed on a common basis, are allocated to the segments based on usage, where possible, or other factors based on the nature of the activity. General corporate expenses that do not directly support the operations of the business segments are shown as Unallocated corporate costs.

The following table summarizes the net sales, operating income and total assets for each of the Company’s business segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales
Technical Products	$105.8	$106.9	$212.8	$212.9
Fine Paper	100.0	96.3	199.4	182.7
Other	6.5	8.5	13.3	14.3
Consolidated	$212.3	$211.7	$425.5	$409.9

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating income (loss)
Technical Products	$11.9	$12.3	$21.6	$24.8
Fine Paper	15.5	13.3	31.8	24.1
Other	(0.6)	0.6	(0.3)	1.3
Unallocated corporate costs	(4.2)	(4.2)	(8.3)	(12.0)
Consolidated	$22.6	$22.0	$44.8	$38.2

	June 30, 2013	December 31, 2012
Total Assets
Technical Products	$354.0	$348.5
Fine Paper	222.7	214.0
Corporate and Other	59.4	48.2
Total	$636.1	$610.7

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our financial position as of June 30, 2013 and our results of operations for the three and six months ended June 30, 2013 and 2012. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” “Neenah” or the “Company” are intended to mean Neenah Paper, Inc. and its consolidated subsidiaries. (Tabular amounts in millions, except as noted)

Executive Summary

On January 31, 2013, we purchased certain premium paper brands and other assets from Southworth. We made a payment of $7.0 million for (i) certain premium fine paper brands including Southworth®, which is the leading writing, text and cover brand sold in the retail channel, (ii) approximately one month of finished goods inventory valued at $1.8 million and (iii) certain converting equipment used for retail grades.  On January 31, 2012, we purchased certain premium paper brands and other assets from Wausau for approximately $21 million.  For the three months ended June 30, 2013, our results of operations benefitted from sales and earnings from the Southworth compared to the prior year period.

For the three months ended June 30, 2013, consolidated net sales increased $0.6 million from the prior year period to $212.3 million as a more favorable product mix, incremental volume from the Southworth acquisition and favorable foreign currency exchange effects were only partially offset by lower shipment volume and average selling prices.

Consolidated operating income of $22.6 million for the three months ended June 30, 2013 increased $0.6 million from the prior year period. Excluding infrequently occurring items of $0.8 million and $2.1 million in 2013 and 2012, respectively, operating income for the three months ended June 30, 2013 decreased $0.7 million from the prior year period. The unfavorable comparison is primarily due to higher manufacturing costs and lower average selling prices, partially offset by incremental volume related to the Southworth acquisition and a more favorable product mix for both businesses.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, earnings before interest and taxes (which we refer to as “operating income”) and other information relevant to an understanding of our results of operations for the three and six months ended June 30, 2013 and 2012.

Analysis of Net Sales— Three and six months ended June 30, 2013 and 2012

The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Technical Products	50%	51%	50%	53%
Fine Paper	47%	45%	47%	44%
Other	3%	4%	3%	3%
Total	100%	100%	100%	100%

Commentary:

The following table presents our net sales by segment for the three months ended June 30, 2013 and 2012:

			Change in Net Sales Compared to Prior Period
	Three Months			Change Due To
	Ended June 30,			Average
	2013	2012	Total Change	Volume	Net Price	Currency
Technical Products	$105.8	$106.9	$(1.1)	$(1.8)	$(0.3)	$1.0
Fine Paper	100.0	96.3	3.7	(0.9)	4.6	—
Other	6.5	8.5	(2.0)	(1.9)	(0.1)	—
Consolidated	$212.3	$211.7	$0.6	$(4.6)	$4.2	$1.0

Consolidated net sales for the three months ended June 30, 2013 were $0.6 million higher than the prior year period primarily due to incremental volume from the Southworth acquisition, a more favorable product mix and favorable currency exchange rate effects partially offset by lower volume and average selling prices.

•                  Net sales in our technical products business decreased $1.1 million or one percent as lower volume due to a weakening in global economic conditions was only partially offset by favorable currency effects.  Sales volumes decreased approximately two percent from the prior year period as growth in transportation filtration and tape shipments was more than offset by a decline in shipments of wall covering and industrial products.  Favorable currency exchange effects reflected a strengthening of the Euro relative to the U.S. dollar during the second quarter of 2013.  Lower average net prices reflected lower average selling prices for certain product lines partially offset by a higher value sales mix.

•                  Net sales in our fine paper business increased $3.7 million or four percent from the prior year period due higher average net prices.  Average net price was improved from the prior year due to a significantly more favorable product mix. Volume decreased less than one percent from the prior year period as incremental volume from the acquisition of the Southworth brands and double-digit volume growth in luxury packaging and international shipments was more than offset by lower volume for both branded and non-branded products.

•                  Other net sales decreased  $2.0 million from the prior year period due to lower sales volume for the Index, Tag and Vellum Bristol brands acquired from Wausau.

The following table presents our net sales by segment for the six months ended June 30, 2013 and 2012:

			Change in Net Sales Compared to Prior Period
	Six Months			Change Due To
	Ended June 30,			Average
	2013	2012	Total Change	Volume	Net Price	Currency
Technical Products	$212.8	$212.9	$(0.1)	$(1.0)	$(0.8)	$1.7
Fine Paper	199.4	182.7	16.7	11.2	5.5	—
Other	13.3	14.3	(1.0)	(0.8)	(0.2)	—
Consolidated	$425.5	$409.9	$15.6	$9.4	$4.5	$1.7

Consolidated net sales for the six months ended June 30, 2013 were $15.6 million higher than the prior year period primarily due to incremental fine paper volume related to the acquisition of the Southworth and Wausau brands and higher average net price for the fine paper business.

•                  Net sales in our technical products business were essentially unchanged from the prior year as favorable currency effects and a more favorable product mix were more than offset by lower volume and unfavorable average selling prices.  Sales volumes decreased less than one percent from the prior year period as growth in transportation filtration and tape shipments was more than offset by a decline in abrasive and wall covering volume.  Favorable currency exchange effects reflected a strengthening of the Euro relative to the U.S. dollar during the six months of 2013.  Average selling prices were approximately one percent unfavorable to the prior year period.

•                  Net sales in our fine paper business increased $16.7 million or nine percent from the prior year period due to a six percent increase in volume primarily due to incremental volume from the acquisition of the Wausau and Southworth brands and double-digit volume growth in luxury packaging and label shipments, partially offset by lower shipments of certain non-branded products.  Average net price was higher than the prior year due to a more favorable product mix, partially offset by lower average selling prices for some non-branded grades.

•                  Other net sales decreased  $1.0 million from the prior year period primarily due to lower sales volume for the Index, Tag and Vellum Bristol brands acquired from Wausau and slightly lower average prices.

The following table sets forth line items from our condensed consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	79.8	79.3	79.7	79.1
Gross profit	20.2	20.7	20.3	20.9
Selling, general and administrative expenses	9.1	9.0	9.4	9.4
Acquisition integration costs	—	0.9	0.1	1.1
SERP settlement charge	0.1	—	0.1	0.9
Loss on retirement of bonds	0.2	0.1	0.1	—
Other expense — net	0.1	0.3	0.1	0.2
Operating income	10.7	10.4	10.5	9.3
Interest expense-net	1.5	1.7	1.3	1.7
Income from continuing operations before income taxes	9.2	8.7	9.2	7.6
Provision for income taxes	3.2	2.7	3.3	2.3
Income from continuing operations	6.0%	6.0%	5.9%	5.3%

Analysis of Operating Income—Three and six months ended June 30, 2013 and 2012

Commentary:

The following table presents our operating income by segment for the three months ended June 30, 2013 and 2012:

			Change in Operating Income Compared to Prior Period
	Three Months			Change Due To
	Ended June 30,		Total		Net	Material
	2013	2012	Change	Volume (a)	Price (b)	Costs (c)	Currency	Other (d) (e) (f)
Technical Products	$11.9	$12.3	$(0.4)	$(0.7)	$0.5	$—	$0.1	$(0.3)
Fine Paper	15.5	13.3	2.2	1.6	2.1	(1.7)	—	0.2
Other	(0.6)	0.6	(1.2)	(0.7)	—	—	—	(0.5)
Unallocated corporate costs	(4.2)	(4.2)	—	—	—	—	—	—
Consolidated	$22.6	$22.0	$0.6	$0.2	$2.6	$(1.7)	$0.1	$(0.6)

(a)                       Includes changes in unit volume and over (under) absorption of fixed costs.

(b)                       Includes changes in selling price and product mix.

(c)                        Includes price changes for raw materials and energy.

(d)                       Includes other manufacturing costs, distribution and selling, general and administrative expenses.

(e)                        For the three months ended June 30, 2013 and 2012, Fine Paper results include $0.1 million and $1.9 million of acquisition-related integration costs.

(f)                         For the three months ended June 30, 2013, unallocated corporate costs include $0.5 million of costs related to the early extinguishment of debt and a SERP settlement charge of $0.2 million.  For the three months ended June 30, 2012, unallocated corporate costs include $0.2 million of costs related to the early extinguishment of debt.

Consolidated operating income of $22.6 million for the three months ended June 30, 2013 increased $0.6 million from the prior year period. Excluding acquisition-related integration costs, costs related to the early extinguishment of debt and the SERP settlement charge of $0.8 million in 2013 and acquisition-related integration costs and costs related to the early extinguishment of debt of $2.1 million in 2012, operating income for the three months ended June 30, 2013 decreased $0.7 million from the prior year period.  The unfavorable comparison to the prior year period is primarily due to higher manufacturing costs and lower average selling prices, partially offset by incremental volume related to the Southworth acquisition and a more favorable product mix for both businesses.

•                  Operating income for our technical products business decreased $0.4 million or three percent from the prior year period primarily due to lower volume and higher manufacturing costs.  The increase in manufacturing costs was primarily due to less efficient manufacturing operations and lower operating schedules.  Net price was favorable to the prior year period primarily due to a more favorable product mix.

•                  Operating income for our fine paper business increased $2.2 million or 17 percent from the prior year period. Excluding acquisition related integration costs of $0.2 million in 2013 and $1.9 million in 2012, operating income increased $0.5 million or three percent primarily due to a more favorable product mix and incremental volume related to the acquisition of the Southworth brands.  These favorable variances were partially offset by higher manufacturing inputs costs for fiber and energy and higher distribution costs and marketing spending in support of the acquired Wausau and Southworth brands.

•                  The operating loss of $0.6 million for the Other segment was $1.2 million unfavorable to the prior year period primarily due to lower volume and higher costs for the Index, Tag and Vellum Bristol brands acquired from Wausau.

•                  Unallocated corporate expenses for the three months ended June 30, 2013 of $4.2 million were unchanged from the prior year period.  Excluding the loss on the early extinguishment of debt of $0.5 million and the SERP settlement charge of $0.2 million in 2013 and the loss on the early extinguishment of debt of $0.2 million in 2012, unallocated corporate expenses were $0.5 million favorable to the prior year primarily due to lower employee compensation costs.

The following table presents our operating income by segment for the six months ended June 30, 2013 and 2012:

			Change in Operating Income Compared to Prior Period
	Six Months			Change Due To
	Ended June 30,		Total		Net	Material
	2013	2012	Change	Volume (a)	Price (b)	Costs (c)	Currency	Other (d) (e) (f)
Technical Products	$21.6	$24.8	$(3.2)	$(0.6)	$0.5	$(0.7)	$0.2	$(2.6)
Fine Paper	31.8	24.1	7.7	5.6	2.9	(1.2)	—	0.4
Other	(0.3)	1.3	(1.6)	(1.1)	(0.1)	—	—	(0.4)
Unallocated corporate costs	(8.3)	(12.0)	3.7	—	—	—	—	3.7
Consolidated	$44.8	$38.2	$6.6	$3.9	$3.3	$(1.9)	$0.2	$1.1

(a)                       Includes changes in unit volume and over (under) absorption of fixed costs.

(b)                       Includes changes in selling price and product mix.

(c)                        Includes price changes for raw materials and energy.

(d)                       Includes other manufacturing costs, distribution and selling, general and administrative expenses.

(e)                        For the six months ended June 30, 2013 and 2012, Fine Paper results include $0.2 million and $4.4 million, respectively, of acquisition related integration costs.

(f)                         For the six months ended June 30, 2013 and 2012, unallocated corporate costs include $0.5 million and $0.2 million, respectively of costs related to the early extinguishment of debt.  For the six months ended June 30, 2013 and 2012, unallocated corporate costs include SERP settlement charges of $0.2 million and $3.5 million, respectively.

Consolidated operating income of $44.8 million for the six months ended June 30, 2013 increased $6.6 million from the prior year period. Excluding acquisition-related integration costs, costs related to the early extinguishment of debt and the SERP settlement charge of $0.9 million in 2013 and acquisition-related integration costs, costs related to the early extinguishment of debt and a SERP settlement charge of $8.1 million in 2012, operating income for the six months ended June 30, 2013 decreased $0.6 million from the prior year period.  The unfavorable comparison to the prior year period is primarily due to higher manufacturing costs, a more challenging business climate in Europe and lower average selling prices, partially offset by incremental volume related to the Southworth and Wausau acquisitions and a more favorable product mix for both businesses.

•                  Operating income for our technical products business decreased $3.2 million or 13 percent from the prior year period primarily due to higher manufacturing costs and a more challenging business climate in Europe.  The increase in manufacturing costs included higher input costs for pulp and energy, less efficient manufacturing operations and lower operating schedules.

•                  Operating income for our fine paper business increased $7.7 million or 32 percent from the prior year period. Excluding acquisition related integration costs of $0.2 million in 2013 and $4.4 million in 2012, operating income increased $3.5 million or 12 percent primarily due to incremental volume related to the Southworth and Wausau acquisitions and a more favorable product mix, partially offset by and higher manufacturing inputs costs and increased selling and administrative spending in support of the acquired brands.

•                  The operating loss of $0.3 million for the Other segment was $1.6 million unfavorable to the prior year period primarily due to lower volume and higher costs for the Index, Tag and Vellum Bristol brands acquired from Wausau.

•                  Unallocated corporate expenses for the six months ended June 30, 2013 were $8.3 million, or $3.7 million favorable to the prior year period.  Excluding costs related to the early extinguishment of debt and the SERP settlement charge of $0.7 million in 2013 and the loss on the early extinguishment of debt and the SERP settlement charge of $3.7 million in 2012, unallocated corporate expenses were $0.7 million favorable to the prior year primarily due to lower employee compensation costs.

Additional Statement of Operations Commentary:

•                  Selling, general and administrative (“SG&A”) expense of $19.2 million for the three months ended June 30, 2013 was essentially unchanged from SG&A expense of $19.1 million the prior year period.

•                  For the three months ended June 30, 2013, we incurred net interest expense of $3.1 million which was $0.4 million lower than the prior year period.  The favorable comparison was primarily due to lower average borrowing costs as a result of refinancing the 2014 Senior Notes at lower interest rates.

•                  For the three months ended June 30, 2013 and 2012, we recorded an income tax provision related to continuing operations of $6.7 million and $5.8 million, respectively.  The effective income tax rate for the three months ended June 30, 2013 and 2012 was 34 percent and 31 percent, respectively. The increase in our consolidated effective tax rate was primarily due to the U.S. taxation of cash repatriated from Germany. For a reconciliation of our effective tax rate to the U.S. federal statutory tax rate, see Note 5 of Notes to Condensed Consolidated Financial Statements, “Income Taxes.”

Liquidity and Capital Resources

	Six Months Ended June 30,
	2013	2012
Net cash flow provided by (used in):
Operating activities	$30.0	$(10.2)
Investing activities:
Capital expenditures	(9.7)	(9.3)
Purchase of brands	(5.2)	(14.1)
Other investing activities	0.1	7.0
Total	(14.8)	(16.4)

Financing activities	3.9	15.7

Net increase (decrease) in cash and cash equivalents (a)	19.1	(11.0)

(a)              Includes the effect of exchange rate changes on cash and cash equivalents.

Operating Cash Flow Commentary

•                  Cash provided by operating activities of $30.0 million for the six months ended June 30, 2013 was $40.2 million favorable to cash used in operating activities of $10.2 million in the prior year period. Cash provided by operating activities for the six months ended June 30, 2013 of $32.8 million was $20.3 million higher than the comparable prior year period after excluding $2.8 million in the six months ended June 30, 2013 consisting of (i) a payment of $1.8 million to acquire Southworth inventory, (ii) excess tax benefits of $0.4 million related to the vesting or exercise of stock-based awards and (iii) acquisition integration costs of $0.2 million related to the acquisition of the Southworth brands and (iv) a SERP payment of $0.4 million; and $22.7 million in the prior year period consisting of (i) a SERP payment of $6.9 million, (ii) a payment of $6.6 million to acquire Wausau inventory, (iii) excess tax benefits of $4.8 million related to the vesting or exercise of stock-based awards and (iv) acquisition integration costs of $4.4 million.  The favorable comparison was primarily due to a $19.4 million year-over-year decrease in our investment in working capital.

Investing Commentary:

•                  For the six months ended June 30, 2013 and 2012, cash used by investing activities was $14.8 million and $16.4 million, respectively. Cash used by investing activities for the six months ended June 30, 2013 includes a payment of $5.2 million to acquire the Southworth brands. Cash used by investing activities for the six months ended June 30, 2012 includes a payment of $14.1 million to acquire the Wausau brands offset by a $7.0 million reduction in restricted cash used to pay SERP benefits.

Capital expenditures for the six months ended June 30, 2013 were $9.7 million compared to spending of $9.3 million in the prior year period. In general, we have aggregate planned capital expenditures of approximately $25 to $30 million annually. We believe that the level of our capital spending allows us to maintain the efficiency and cost effectiveness of these assets and invest in expanded capabilities for our manufacturing assets to successfully pursue strategic initiatives and deliver attractive returns.

Financing Commentary:

Our liquidity requirements are provided by cash generated from operations and short and long-term borrowings.

•                  For the six months ended June 30, 2013 and 2012, cash provided by financing activities was $3.9 million and $15.7 million, respectively.

Unsecured Senior Notes

In May 2013, we completed an underwritten offering of the 2021 Senior Notes at a face amount of $175 million. Proceeds from this offering were used to redeem $70 million in aggregate principal amount of 2014 Senior Notes, to repay approximately $56 million in outstanding Revolver borrowings and for general corporate purposes.

In May 2013, we completed the Fourth Early Redemption of $20 million of our 2014 Senior Notes. The 2014 Senior Notes were redeemed at par value plus accrued but unpaid interest. The Fourth Early Redemption was financed with Revolver borrowings and resulted in a pre-tax loss of $0.1 million due to the write-off of related unamortized debt issuance costs.

In June 2013, we used a portion of the proceeds from the issuance of the 2021 Senior Notes to retire the remaining $70 million in outstanding 2014 Senior Notes. The 2014 Senior Notes were redeemed at par value plus accrued but unpaid interest. The Retirement of the 2014 Senior Notes resulted in a pre-tax loss of $0.3 million due to the write-off of related unamortized debt issuance costs. As of June 30, 2013 there were no 2014 Senior Notes outstanding. See Note 6 of Notes to Condensed Consolidated Financial Statements, “Debt.”

Secured Bank Credit Facility

In June 2013, we amended our Bank Credit Agreement to, among other things; (i) modify the Bank Credit Agreement’s accordion feature to permit us, subject to certain conditions, to increase the aggregate revolving credit facility commitments by up to $30 million, to a maximum amount of $180 million (ii) increase our allowable dividends paid to shareholders in any period of 12 consecutive months to $25 million, (iii) allow us to repurchase up to $30 million of our common stock on or before December 31, 2014, with no more than $15 million of that amount to be repurchased on or before December 31, 2013, and (iv) make certain definitional and administrative changes.

In June 2013, we repaid all outstanding Term Loan borrowings ($29.3 million) and recognized a pre-tax loss of $0.1 million on the early extinguishment of debt due to the write-off of unamortized debt issuance costs.  As of June 30, 2013, there were no Term Loan borrowings outstanding and such amounts may not be redrawn. See Note 6 of Notes to Condensed Consolidated Financial Statements, “Debt.”

Other Debt

In January 2013, our Neenah Germany subsidiary entered into the Second German Loan Agreement to finance the construction of a melt blown machine.  The agreement provides for €9.0 million of construction financing which is secured by the melt blown machine.  The loan matures in December 2023 and principal is repaid in equal semi-annual installments beginning in June 2015.  At June 30, 2013, €9.0 million ($11.7 million, based on exchange rates at June 30, 2013) was outstanding under the Second German Loan Agreement.

•                  Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of June 30, 2013, we had no outstanding borrowings under our Revolver and $104.2 million of available credit. In addition, we had no outstanding borrowings under the German Lines of Credit and €20.0 million ($26.1 million, based on exchanges rates at June 30, 2013) of available credit.

•                  We have required debt payments through June 30, 2014 of $1.6 million for required amortization payments on our German Loan Agreements.

•                  For the six months ended June 30, 2013, cash and cash equivalents increased $19.1 million to $26.9 million at June 30, 2013 from $7.8 million at December 31, 2012 and debt increased $10.5 million to $192.8 million at June 30, 2013 from $182.3 million at December 31, 2012. Net debt (total debt minus cash and cash equivalents) decreased by $8.6 million.

•                  As of June 30, 2013, our cash balance of $26.9 million consists of $19.9 million in the U.S. and $7.0 million held at entities outside of the U.S. As of June 30, 2013 there were no restrictions regarding the repatriation of our non-U.S. cash; however, if we repatriated these cash balances to the U.S., we would incur additional income tax expense.

Transactions with shareholders

•                  For the six months ended June 30, 2013 and 2012, we paid cash dividends of $0.30 per common share or $4.9 million and $0.24 per common share or $3.9 million, respectively. On May 30, 2013, our Board of Directors approved a 33 percent increase in the regular dividend on our common stock. The annual dividend will increase from $0.60 to $0.80 per share and will be paid in four equal quarterly installments. The first installment at the rate of $0.20 per share is expected to be paid on September 3, 2013.

•                  In May 2013, our Board of Directors authorized the 2013 Stock Purchase Plan.  The 2013 Stock Purchase Plan will allow us to repurchase up to $10 million of our outstanding Common Stock over the next twelve months. The similarly-sized 2012 Stock Purchase Plan expired in May 2013. We made aggregate purchases of $4.1 million of Common Stock under the 2012 Stock Purchase Plan of which $1.2 million occurred in the six months ended June 30, 2012. For the six months ended June 30, 2013, there were no purchases under either stock purchase plan.

Other Items:

•                  As of December 31, 2012, we had $39.0 million of U.S. federal and $65.5 million of state net operating losses (“NOLs”), respectively. If not used, substantially all of the NOLs will expire in various amounts between 2028 and 2030.

•                  In November 2010, we received a tax examination report from the German tax authorities challenging the validity of certain interest expense deductions claimed on our tax returns for the years 2006 and 2007. In August 2011, we received tax assessments totaling €3.7 million from the German tax authorities and submitted an appeal challenging these assessments. We paid a total of €1.9 million against the August 2011 tax assessments and reflected these payments as assets (in “Income taxes receivable”) in recognition that such amounts would be treated as prepayments against any assessments ultimately owed. During the first quarter of 2013, we reached a settlement with the German tax authorities for all issues related to the tax examination for the years 2006 and 2007.  The settlement resulted in a revised tax assessment of €0.5 million.  For the six months ended June 30, 2013, we received refunds of the above tax prepayments for €1.0 million and the remaining Income taxes receivable of €0.4 million ($0.5 million based on exchange rates at June 30, 2013) was still outstanding and is expected to be received during the third quarter of 2013.

•                  In the first quarter of 2013, the German legislature enacted tax legislation that included provisions which may disallow certain interest expense deductions on a prospective and retroactive basis. We believe the retroactive application of the legislation is unconstitutional and the likelihood of it being sustained is remote. As of June 30, 2013, we reflected a liability for unrecognized tax benefits based on an assessment of the likelihood of alternative outcomes related to this issue through June 30, 2013. While management believes that retroactive application of this legislation is remote, should retroactive application of the legislation be sustained, the outcome could have a material effect on our results of operations, cash flows and financial position. See Note 11 of Notes to Condensed Consolidated Financial Statements, “Contingencies and Legal Matters.”

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), or in releases made by the SEC, all as may be amended from time to time. Statements contained in this quarterly report that are not historical facts may be forward-looking statements within the meaning of the PSLRA and we caution investors that any forward-looking statements we make are not guarantees or indicative of future performance.  These forward-looking statements rely on a number of assumptions concerning future events and are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to materially differ from such statements. Such risks, uncertainties and other factors include, but are not necessarily limited to, those set forth under the captions “Cautionary Note Regarding Forward-Looking Statements” and/or “Risk Factors” of our latest Form 10-K filed with the SEC as periodically updated by subsequently filed Form 10-Qs (these securities filings can be located on our website at www.neenah.com). Unless specifically required by law, we assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances.  These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws.

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

As of June 30, 2013, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the three months ended June 30, 2013. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities:

The following table contains information about our purchases of our equity securities for the three months ended June 30, 2013.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Maximum Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (b)
April 1, 2013 — April 30, 2013	4,620	$29.96	—	$5,940,000
May 1, 2013 — May 31, 2013	2,408	$28.35	—	$5,940,000
June 1, 2013 — June 30, 2013	—	$—	—	$10,000,000

(a)         Transactions represent the purchase of common shares from employees to satisfy tax withholding requirements upon the vesting of stock-based awards. None of these transactions were made in the open market. The average price paid is based upon the closing sales price on the New York Stock Exchange on the date of the transaction.

(b)         In May 2013, our Board of Directors authorized the 2013 Stock Purchase Plan.  The 2013 Stock Purchase Plan will allow us to repurchase up to $10 million of our outstanding Common Stock over the next twelve months. The similarly-sized 2012 Stock Purchase Plan expired in May 2013. We made aggregate purchases of $4.1 million of Common Stock under the 2012 Stock Purchase Plan. For the six months ended June 30, 2013, there were no purchases under either stock purchase plan.

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

August 8, 2013