Form 10-Q
period 2013-09-30
Neenah Paper Inc
filed 2013-11-07
CIK 1296435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 25, 2013, there were 16,200,000 shares of the Company’s common stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$214.1	$206.3	$639.6	$616.2
Cost of products sold	177.0	170.6	516.2	494.8
Gross profit	37.1	35.7	123.4	121.4
Selling, general and administrative expenses	19.8	18.5	60.0	57.1
Integration/restructuring costs (Note 3)	0.4	0.3	0.6	4.7
SERP settlement charge (Note 7)	—	—	0.2	3.5
Loss on early extinguishment of debt	—	—	0.5	0.2
Other expense - net	0.5	0.6	0.9	1.4
Operating income	16.4	16.3	61.2	54.5
Interest expense - net	2.6	3.3	8.3	10.4
Income from continuing operations before income taxes	13.8	13.0	52.9	44.1
Provision for income taxes	2.4	3.8	16.6	13.3
Income from continuing operations	11.4	9.2	36.3	30.8
Income (loss) from discontinued operations, net of income taxes (Note 12)	—	(0.1)	2.6	(0.1)
Net income	$11.4	$9.1	$38.9	$30.7

Earnings Per Common Share
Basic
Continuing operations	$0.69	$0.56	$2.22	$1.90
Discontinued operations	—	—	0.16	—
	$0.69	$0.56	$2.38	$1.90
Diluted
Continuing operations	$0.68	$0.55	$2.18	$1.87
Discontinued operations	—	—	0.16	—
	$0.68	$0.55	$2.34	$1.87

Weighted Average Common Shares Outstanding (in thousands)
Basic	16,089	15,828	16,016	15,655
Diluted	16,469	16,145	16,338	15,982

Cash Dividends Declared Per Share of Common Stock	$0.20	$0.12	$0.50	$0.36

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$11.4	$9.1	$38.9	$30.7
Unrealized foreign currency translation gain (loss)	7.2	6.2	4.8	(0.8)
Net gain from adjustments to pension and other postretirement benefit liabilities	—	—	6.6	1.1
Reclassification of amortization of adjustments to pension and other postretirement benefit liabilities recognized in net periodic benefit cost (Note 4)	1.6	1.2	4.9	3.7
SERP settlement charge	—	—	0.2	3.5
Curtailment loss	—	—	—	0.3
Unrealized gain (loss) on “available-for-sale” securities	—	—	(0.1)	0.1
Income from other comprehensive income items	8.8	7.4	16.4	7.9
Provision for income taxes	0.6	0.4	4.4	3.3
Other comprehensive income	8.2	7.0	12.0	4.6
Comprehensive income	$19.6	$16.1	$50.9	$35.3

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS

Current Assets
Cash and cash equivalents	$48.2	$7.8
Accounts receivable (less allowances of $1.5 million and $1.9 million)	100.7	79.6
Inventories	99.4	102.9
Income taxes receivable	0.6	2.5
Deferred income taxes	22.8	27.2
Prepaid and other current assets	14.7	14.1
Total Current Assets	286.4	234.1
Property, Plant and Equipment, at cost	625.3	604.7
Less accumulated depreciation	367.6	349.9
Property, plant and equipment—net	257.7	254.8
Deferred Income Taxes	21.4	35.3
Goodwill	42.3	41.4
Intangible Assets—net	38.7	34.0
Other Assets	13.5	11.1
TOTAL ASSETS	$660.0	$610.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Debt payable within one year	$1.7	$4.7
Accounts payable	41.7	35.1
Accrued expenses	48.1	47.6
Total Current Liabilities	91.5	87.4
Long-term Debt	191.4	177.6
Deferred Income Taxes	15.9	12.5
Noncurrent Employee Benefits	113.6	131.1
Other Noncurrent Obligations	1.0	4.3
TOTAL LIABILITIES	413.4	412.9
Contingencies and Legal Matters (Note 11)
Stockholders’ Equity
TOTAL STOCKHOLDERS’ EQUITY	246.6	197.8
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$660.0	$610.7

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$38.9	$30.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21.8	21.8
Stock-based compensation	4.0	3.9
Excess tax benefits from stock-based compensation (Note 8)	(0.4)	(5.1)
Deferred income tax provision	13.7	8.9
Inventory acquired in acquisitions (Note 3)	(1.8)	(6.6)
SERP payment, net of settlement charge (Note 7)	(0.2)	(3.4)
Loss on early extinguishment of debt	0.5	0.2
Non-cash effects of changes in liabilities for uncertain income tax positions	(0.2)	—
Loss on asset dispositions	0.4	0.2
Increase in working capital	(5.3)	(26.8)
Pension and other postretirement benefits	(5.9)	(1.3)
Other	(1.0)	(0.6)
NET CASH PROVIDED BY OPERATING ACTIVITIES	64.5	21.9
INVESTING ACTIVITIES
Capital expenditures	(20.4)	(15.8)
Purchase of brands (Note 3)	(5.2)	(14.1)
Proceeds from sale of property, plant and equipment	0.6	—
Decrease in restricted cash	—	7.0
Purchase of marketable securities	—	(0.1)
Other	0.2	0.2
NET CASH USED IN INVESTING ACTIVITIES	(24.8)	(22.8)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	218.7	45.2
Debt issuance costs	(3.4)	—
Repayments of long-term debt	(208.3)	(28.3)
Short-term borrowings	0.2	1.2
Repayments of short-term debt	(0.2)	(21.1)
Shares purchased (Note 10)	(0.7)	(6.3)
Proceeds from exercise of stock options	2.4	4.9
Excess tax benefits from stock-based compensation (Note 8)	0.4	5.1
Cash dividends paid	(8.2)	(5.8)
Other	(0.5)	(0.2)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	0.4	(5.3)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	0.3	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	40.4	(6.2)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7.8	12.8
CASH AND CASH EQUIVALENTS, END OF PERIOD	$48.2	$6.6

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest expense capitalized	$5.3	$7.0
Cash paid during period for income taxes	$4.2	$5.5
Non-cash investing activities:
Liability for equipment acquired	$1.9	$1.3

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

The technical products business is an international producer of transportation and other filter media and durable, saturated and coated substrates for industrial products backings and a variety of other end markets. The fine paper business is a supplier of premium writing, text and cover papers, bright papers and specialty papers primarily in North America. The Company’s premium writing, text and cover papers, and specialty papers are used in commercial printing and imaging applications for corporate identity packages, invitations, personal stationery and high-end advertising, as well as premium labels and luxury packaging.

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

Earnings per Share (“EPS”)

Diluted EPS was calculated to give effect to all potentially dilutive non-participating common share equivalents using the “Treasury Stock” method. Outstanding stock options, stock appreciation rights (“SARs”) and target awards of Restricted Stock Units (“RSUs”) with performance conditions (“Performance Units”) represent the only potentially dilutive non-participating security effects on the Company’s weighted-average shares. For the three and nine months ended September 30, 2013 approximately 10,000 and 600,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s common stock for the period the options were outstanding. For the three and nine months ended September 30, 2012 approximately 980,000 and 1,030,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s common stock for the period the options were outstanding.

The following table presents the computation of basic and diluted EPS (dollars in millions except per share amounts, shares in thousands):

Earnings Per Basic Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income from continuing operations	$11.4	$9.2	$36.3	$30.8
Distributed and undistributed amounts allocated to participating securities	(0.2)	(0.2)	(0.7)	(1.0)
Income from continuing operations available to common stockholders	11.2	9.0	35.6	29.8
Income (loss) from discontinued operations, net of income taxes	—	(0.1)	2.6	(0.1)
Net income available to common stockholders	$11.2	$8.9	$38.2	$29.7

Weighted-average basic shares outstanding	16,089	15,828	16,016	15,655

Basic
Continuing operations	$0.69	$0.56	$2.22	$1.90
Discontinued operations	—	—	0.16	—
	$0.69	$0.56	$2.38	$1.90

Earnings Per Diluted Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income from continuing operations	$11.4	$9.2	$36.3	$30.8
Distributed and undistributed amounts allocated to participating securities	(0.2)	(0.2)	(0.6)	(0.9)
Income from continuing operations available to common stockholders	11.2	9.0	35.7	29.9
Income (loss) from discontinued operations, net of income taxes	—	(0.1)	2.6	(0.1)
Net income available to common stockholders	$11.2	$8.9	$38.3	$29.8

Weighted-average basic shares outstanding	16,089	15,828	16,016	15,655
Add: Assumed incremental shares under stock compensation plans	380	317	322	327

Weighted-average diluted shares	16,469	16,145	16,338	15,982

Diluted
Continuing operations	$0.68	$0.55	$2.18	$1.87
Discontinued operations	—	—	0.16	—
	$0.68	$0.55	$2.34	$1.87

Fair Value of Financial Instruments

The Company measures the fair value of financial instruments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”) which establishes a framework for measuring fair value. ASC Topic 820 provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The asset’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques attempt to maximize the use of observable inputs and minimize the use of unobservable inputs.

The fair value of short and long-term debt is estimated using current market prices for the Company’s publicly traded debt or rates currently available to the Company for debt of the same remaining maturities. The following table presents the carrying value and the fair value of the Company’s debt.

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value (a)
2021 Senior Notes (5.25% fixed rate)	$175.0	$166.5	$—	$—
2014 Senior Notes (7.375% fixed rate)	—	—	90.0	90.0
Revolving bank credit facility (variable rates)	—	—	55.7	55.7
Term Loan (variable rates)	—	—	30.0	30.0
Neenah Germany project financing (3.8% fixed rate)	5.9	5.9	6.6	6.9
Second German Loan Agreement (2.5% fixed rate)	12.2	10.7	—	—
Total Debt	$193.1	$183.1	$182.3	$182.6

(a)         Fair value for the 2014 Senior Notes was estimated from Level 1 measurements, the fair value for all other debt instruments was estimated from Level 2 measurements.

The Company’s investments in marketable securities are accounted for as “available-for-sale securities” in accordance with Accounting Standards Codification (“ASC”) Topic 320, Investments — Debt and Equity Securities (“ASC Topic 320”). As of September 30, 2013, the cost and fair value of the Company’s marketable securities was $2.6 million.  Fair value for the Company’s marketable securities was estimated from Level 1 measurements.  These marketable securities are classified as “Other Assets” on the condensed consolidated balance sheet and are restricted to the payment of benefits under the Company’s Supplemental Executive Retirement Plan (“SERP”).

Note 2.  Accounting Standard Changes

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU No. 2013-11”) which amends ASC Topic 740, Income Taxes. In general, ASU No. 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The Company prospectively adopted ASU No. 2013-11 on September 30, 2013. The adoption of ASU No. 2013-11 resulted in a $3.7 million reduction in the Company’s deferred tax assets due to the reclassification of benefits for uncertain income tax positions.

As of September 30, 2013, no other amendments to the ASC had been issued that will have or are reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows.

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

The Company accounted for the acquisition of the Southworth brands as an asset purchase in accordance with ASC Topic 805 “Business Combinations.”  The acquisition price for the Southworth brands was allocated to the fair value of assets acquired as follows: (i) $5.0 million in non-amortizable intangible trade names and $0.6 million in amortizable customer based intangible assets, (ii) $1.8 million of finished goods inventory and (iii) $0.2 million of property, plant and equipment.  The Company estimated the fair value of the assets acquired in accordance with ASC Topic 820, Fair Value Measurements and Disclosures.  The Company estimated the fair value of finished goods inventory using Level II inputs.  The fair value of the non-amortizable intangible trade names, the amortizable customer based intangible assets and the property, plant and equipment was estimated using Level III inputs. The Company also recognized a liability of $0.6 million as a reserve against the resolution of certain contingencies in the purchase agreement.  As of September 30,2013, substantially all such contingencies had been resolved.  The Company expects to incur approximately $0.6 million in acquisition-related integration costs.  For the three and nine months ended September 30, 2013, the Company incurred $0.2 million and $0.4 million, respectively, of such costs.

On January 31, 2012, the Company purchased certain premium paper brands and other assets from Wausau Paper Mills, LLC, a subsidiary of Wausau Paper Corp. (“Wausau”). The Company paid approximately $21 million for (i) the premium fine paper brands ASTROBRIGHTS®, ASTROPARCHE® and ROYAL, (ii) exclusive, royalty free and perpetual license rights for a portion of the EXACT® brand specialty business, including Index, Tag and Vellum Bristol, (iii) approximately one month of finished goods inventory and (iv) certain converting equipment used for retail grades. The results of the Index, Tag and Vellum Bristol brands are reported in the Other segment from the date of acquisition. The results of all other brands acquired from Wausau are reported in the Fine Paper segment from the date of acquisition. For the three and nine months ended September 30, 2012, the Company incurred $0.3 million and $4.7 million, respectively, in acquisition integration costs.

Note 4.  Supplemental Balance Sheet Data

The following presents inventories by major class:

	September 30, 2013	December 31, 2012
Raw materials	$22.1	$20.8
Work in progress	23.1	24.9
Finished goods	63.8	66.3
Supplies and other	4.0	3.7
	113.0	115.7
Adjust FIFO inventories to LIFO cost	(13.6)	(12.8)
Total	$99.4	$102.9

The FIFO values of inventories valued on the LIFO method were $87.7 million and $91.8 million as of September 30, 2013 and December 31, 2012, respectively.

The following table presents changes in accumulated other comprehensive income (“AOCI”) for the nine months ended September 30, 2013:

	Unrealized foreign currency translation gain	Net gain (loss) from pension and other postretirement liabilities	Unrealized gain (loss) on “available-for- sale” securities	Accumulated other comprehensive income (loss)
AOCI — December 31, 2012	$9.2	$(59.1)	$0.1	$(49.8)
Other comprehensive income before reclassifications	4.8	6.6	(0.1)	11.3
Amounts reclassified from AOCI	—	5.1	—	5.1
Income (loss) from other comprehensive income items	4.8	11.7	(0.1)	16.4
Provision for income taxes	—	4.4	—	4.4
Other comprehensive income (loss)	4.8	7.3	(0.1)	12.0
AOCI — September 30, 2013	$14.0	$(51.8)	$—	$(37.8)

For the three and nine months ended September 30, 2013, the Company reclassified $1.6 million and $4.9 million, respectively, from accumulated other comprehensive income to cost of products sold and selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.  In addition, for the nine months ended September 30, 2013, $0.2 million was reclassified from accumulated other comprehensive income to SERP settlement charge on the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2013, the Company recognized a tax benefit of $0.7 million and $2.0 million, respectively, related to such reclassifications classified as Provision for income taxes on the Condensed Consolidated Statements of Operations.

Note 5.  Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. The following table presents the principal reasons for the difference between the Company’s effective income tax rate and the U.S. federal statutory income tax rate:

	Three Months Ended September 30,
	2013	2013	2012	2012
U.S. federal statutory income tax rate	35.0%	$4.8	35.0%	$4.5
U.S. state income taxes, net of federal income tax benefit	3.6%	0.5	2.3%	0.3
Foreign tax rate differences (a)	(1.5)%	(0.2)	(1.7)%	(0.2)
Foreign financing structure (b)	(1.5)%	(0.2)	(4.7)%	(0.6)
Tax on foreign dividends	4.3%	0.6	—%	—
Research and development tax credits	(13.8)%	(1.9)	—%	—
Uncertain tax positions	0.7%	0.1	—%	—
Other differences — net	(9.4)%	(1.3)	(1.7)%	(0.2)
Effective income tax rate	17.4%	$2.4	29.2%	$3.8

	Nine Months Ended September 30,
	2013	2013	2012	2012
U.S. federal statutory income tax rate	35.0%	$18.5	35.0%	$15.4
U.S. state income taxes, net of federal income tax benefit	2.3%	1.2	1.8%	0.8
Foreign tax rate differences (a)	(2.5)%	(1.3)	(3.2)%	(1.4)
Foreign financing structure (b)	(3.6)%	(1.9)	(4.1)%	(1.8)
Tax on foreign dividends	3.0%	1.6	—%	—
Research and development tax credits	(3.6)%	(1.9)	—%	—
Uncertain tax positions	1.3%	0.7	(0.2)%	(0.1)
Other differences — net	(0.5)%	(0.3)	0.9%	0.4
Effective income tax rate	31.4%	$16.6	30.2%	$13.3

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

Note 6.  Debt

Long-term debt consisted of the following:

	September 30, 2013	December 31, 2012

2021 Senior Notes (5.25% fixed rate) due May 2021	$175.0	$—
2014 Senior Notes (7.375% fixed rate) retired June 2013	—	90.0
Revolving bank credit facility (variable rates) due November 2017	—	55.7
Term Loan (variable rates) repaid June 2013	—	30.0
Neenah Germany project financing (3.8% fixed rate) due in 16 equal semi-annual installments ending December 2016	5.9	6.6
Second German Loan Agreement (2.5% fixed rate) due in 32 equal quarterly installments ending September 2022	12.2	—
Total debt	193.1	182.3
Less: Debt payable within one year	1.7	4.7
Long-term debt	$191.4	$177.6

Unsecured Senior Notes

2021 Senior Notes

In May 2013, the Company completed an underwritten offering of eight-year senior unsecured notes (the “2021 Senior Notes”) at a face amount of $175 million. The 2021 Senior Notes bear interest at a rate of 5.25%, payable in arrears on May 15 and November 15 of each year, commencing on November 15, 2013, and mature on May 15, 2021. Proceeds from this offering were used to redeem $70 million in aggregate principal amount of 2014 Senior Notes (as defined below), to repay approximately $56 million in outstanding Revolver (as defined below) borrowings and for general corporate purposes. The 2021 Senior Notes are fully and unconditionally guaranteed by substantially all of the Company’s domestic subsidiaries (the “Guarantors”). The 2021 Senior Notes were sold in a private placement transaction, have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold absent registration or an applicable exemption from registration requirements.

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

The 2021 Senior Notes contain terms, covenants and events of default with which the Company must comply, which the Company believes are ordinary and standard for notes of this nature. Among other things, the 2021 Senior Notes contain covenants restricting our ability to incur certain additional debt, make specified restricted payments, pay dividends, authorize or issue capital stock, enter into transactions with our affiliates, consolidate or merge with or acquire another business, sell certain of our assets or liquidate, dissolve or wind-up the Company. As of September 30, 2013, the Company was in compliance with all terms of the indenture for the 2021 Senior Notes.

2014 Senior Notes

As of September 30, 2013, the Company had no ten-year 7.375% senior unsecured notes, originally issued on November 30, 2004 (the “2014 Senior Notes”) outstanding. In May 2013, the Company redeemed $20 million of the 2014 Senior Notes at par value. The redemption was financed with Revolver borrowings and resulted in a pre-tax loss of $0.1 million due to the write-off of related unamortized debt issuance costs.

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

Secured Bank Credit Facility

In October 2012, the Company amended and extended its secured bank credit facility by entering into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement provides for, among other things; a secured revolving credit commitment of $105 million (the “Revolver”) and a secured $30 million term loan commitment (the “Term Loan”).  In June 2013, the Company repaid all outstanding Term Loan borrowings ($29.3 million) and recognized a pre-tax loss of $0.1 million for the early extinguishment of debt due to the write-off of unamortized debt issuance costs.  As of September 30, 2013, there were no Term Loan borrowings outstanding and such amounts may not be redrawn.

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

As of September 30, 2013, the Company had a $105 million Revolver pursuant to the Bank Credit Agreement of which no amounts were outstanding. As of September 30, 2013, the Company had $104.3 million of available credit under the Revolver. As of December 31, 2012, the weighted-average interest rate on outstanding Revolver and Term Loan borrowings was 2.4 percent per annum and 4.0 percent per annum, respectively.

Terms, Covenants and Events of Default. If borrowing availability under the Revolver is less than $20 million, the Company is required to achieve a fixed charge coverage ratio (as defined in the Bank Credit Agreement) of not less than 1.1 to 1.0 for the preceding four-quarter period, tested as of the end of each quarter. As of September 30, 2013, the Company was in compliance with all terms of the Bank Credit Agreement.

The Company’s ability to pay cash dividends on its common stock is limited under the terms of both the Bank Credit Agreement and the 2021 Senior Notes. As of September 30, 2013, the Company’s ability to pay cash dividends on its common stock was limited to a total of $25 million in a 12-month period.

Other Debt

German Project Financing

German Loan Agreement.  In December 2006, Neenah Germany entered into a 10-year agreement with HypoVereinsbank and IKB Deutsche Industriebank AG (“IKB”) to provide €10.0 million of project financing (the “German Loan Agreement”). As of September 30, 2013, €4.4 million ($5.9 million, based on exchange rates at September 30, 2013) was outstanding under the German Loan Agreement.

Second German Loan Agreement.  In January 2013, Neenah Germany entered into a project financing agreement for the construction of a melt blown machine (the “Second German Loan Agreement”).  The agreement provides for €9.0 million of construction financing which is secured by the melt blown machine.  The loan matures in September 2022 and principal is repaid in equal quarterly installments beginning in December 2014.  The interest rate on amounts outstanding is 2.45% based on actual days elapsed in a 360-day year and is payable quarterly.  At September 30, 2013, €9.0 million ($12.2 million, based on exchange rates at September 30, 2013) was outstanding under the Second German Loan Agreement.

German Lines of Credit

HypoVereinsbank Line of Credit.  Neenah Germany has a revolving line of credit with HypoVereinsbank (the “HypoVereinsbank Line of Credit”) that provides for secured borrowings of up to €15 million for general corporate purposes. As of September 30, 2013, no borrowings were outstanding and €15.0 million ($20.3 million, based on exchange rates at September 30, 2013) of credit was available under the HypoVereinsbank Line of Credit.

Commerzbank Line of Credit.  Neenah Germany has a revolving line of credit with Commerzbank AG (“Commerzbank”) that provides for borrowings of up to €5 million for general corporate purposes (the “Commerzbank Line of Credit. As of September 30, 2013, no borrowings were outstanding and €5.0 million ($6.7 million, based on exchange rates at September 30, 2013) of credit was available under the Commerzbank Line of Credit.

Restrictions under German Credit Facilities

The terms of the HypoVereinsbank and Commerzbank lines of credit require Neenah Germany to maintain a ratio of stockholders’ equity to total assets equal to or greater than 45 percent. The Company was in compliance with all provisions of the HypoVereinsbank and Commerzbank lines of credit as of September 30, 2013.

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

For the nine months ended September 30, 2013, benefit payments under the SERP exceeded the sum of expected service cost and interest costs for the plan for calendar 2013. In accordance with ASC Topic 715, the Company measured the liabilities of the SERP as of January 1, 2013 and recognized a settlement charge of $0.2 million.  For the nine months ended September 30, 2012, benefit payments under the SERP exceeded the sum of expected service cost and interest costs for the plan for calendar 2012. As a result, the Company measured the liabilities of the SERP as of January 1, 2012 and recognized a settlement charge of $3.5 million.

The following table presents the components of net periodic benefit cost:

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended September 30,
	2013	2012	2013	2012
Service cost	$1.4	$1.1	$0.4	$0.5
Interest cost	3.4	3.5	0.5	0.5
Expected return on plan assets (a)	(4.3)	(3.8)	—	—
Recognized net actuarial loss	1.4	1.0	0.1	—
Amortization of prior service cost (benefit)	0.1	0.1	(0.1)	—
Net periodic benefit cost	$2.0	$1.9	$0.9	$1.0

	Pension Benefits		Postretirement Benefits Other than Pensions
	Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$4.0	$3.4	$1.3	$1.4
Interest cost	10.2	10.6	1.4	1.5
Expected return on plan assets (a)	(12.8)	(11.4)	—	—
Recognized net actuarial loss	4.3	3.1	0.4	0.2
Amortization of prior service cost (benefit)	0.2	0.2	(0.2)	0.1
SERP settlement charge	0.2	3.5	—	—
Curtailment loss	—	—	—	0.3
Net periodic benefit cost	$6.1	$9.4	$2.9	$3.5

(a)         The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

The Company expects to make aggregate contributions to qualified defined benefit pension trusts and pay pension benefits for unfunded pension plans of approximately $18 million (based on exchange rates at September 30, 2013) in calendar 2013.  For the nine months ended September 30, 2013, the Company made $13.0 million of such payments.

Note 8.  Stock Compensation Plan

At the 2013 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment and restatement of the Neenah Paper, Inc. 2004 Omnibus Stock and Incentive Compensation Plan (as amended and restated the “Omnibus Plan”). The amendment and restatement authorized the Company to reserve an additional 1,577,000 shares of $0.01 par value common stock (“Common Stock”) for future issuance. As of September 30, 2013, the Company had 1,870,000 shares of Common Stock reserved for future issuance under the Omnibus Plan.  The Company accounts for stock-based compensation pursuant to the fair value recognition provisions of ASC Topic 718, Compensation—Stock Compensation (“ASC Topic 718”).

Valuation and Expense Information

Substantially all stock-based compensation expense is recorded in selling, general and administrative expenses on the condensed consolidated statements of operations.  The following table summarizes stock-based compensation expense and related income tax benefits.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock-based compensation expense	$0.8	$0.9	$4.0	$3.9
Income tax benefit	(0.3)	(0.3)	(1.5)	(1.5)
Stock-based compensation, net of Income tax benefit	$0.5	$0.6	$2.5	$2.4

The following table summarizes total compensation costs related to the Company’s equity awards and amounts recognized in the nine months ended September 30, 2013.

	Stock Options and SARs	Performance Units and RSUs
Unrecognized compensation cost — December 31, 2012	$1.6	$2.5
Grant date fair value of current year grants	1.0	3.5
Compensation expense recognized	(1.1)	(2.9)
Unrecognized compensation cost — September 30, 2013	$1.5	$3.1

Expected amortization period (in years)	2.6	1.7

Stock Options and SARs

The following tables present information regarding stock options awarded during the nine months ended September 30, 2013:

Nonqualified stock options granted (a)	111,200
Per share weighted average exercise price	$31.23
Per share weighted average grant date fair value	$9.61

(a)         No stock options were awarded during the three months ended September 30, 2013.

The weighted-average grant date fair value for stock options granted during the nine months ended September 30, 2013 was estimated using the Black-Scholes option valuation model with the following assumptions:

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

The following table presents information regarding vested stock options and SARs.

Nine Months Ended September 30, 2013
Nonqualified stock options and SARs vested	123,400
Aggregate grant date fair value of stock options and SARs vested	$0.9

For the three and nine months ended September 30, 2013, the aggregate pre-tax intrinsic value of stock options and SARs exercised was $4.4 million and $5.8 million, respectively. For the three and nine months ended September 30, 2012, the aggregate pre-tax intrinsic value of stock options and SARs exercised was $1.0 million and $4.5 million, respectively.

As of September 30, 2013, certain participants met age and service requirements that allowed their stock options and SARs to qualify for accelerated vesting upon retirement. As of September 30, 2013, such participants held options to purchase 42,000 shares of common stock that would have been exercisable if they had retired as of such date. The aggregate grant date fair value of options subject to accelerated vesting was $0.4 million. Stock options subject to accelerated vesting for expense recognition become exercisable according to the contract terms of the stock-based awards.

The following table presents information regarding outstanding stock options and SARs:

	September 30, 2013	December 31, 2012
Stock options and SARs vested or expected to vest	1,143,000	2,035,000
Aggregate intrinsic value	$17.8	$8.1
Per share weighted average grant date fair value	$8.69	$9.03

Exercisable stock options and SARs	818,000	1,660,000
Aggregate intrinsic value	$13.4	$4.7

Unvested stock options and SARs	329,000	395,000
Per share weighted average grant date fair value	$9.11	$5.25

Performance Units

For the nine months ended September 30, 2013, the Company granted target awards of 78,900 Performance Units. The measurement period for the Performance Units is January 1, 2013 through December 31, 2013. The Performance Units vest on December 31, 2015. Common Stock equal to not less than 40 percent and not more 200 percent of the Performance Unit target will be awarded based on the Company’s return on invested capital, consolidated revenue growth, the percentage of consolidated free cash flow to revenue and total return to shareholders relative to the companies in the Russell 2000® Value small cap index. As of September 30, 2013, the Company expects that Common Stock equal to approximately 125 percent of the Performance Unit targets will be earned. The market price on the date of grant for the Performance Units was $31.23 per share. Based on the expected achievement of performance targets, the Company is recognizing stock-based compensation expense pro-rata over the vesting term of the Performance Units.

Excess Tax Benefits

ASC Topic 718 requires the reporting of excess tax benefits related to the exercise or vesting of stock-based awards as cash provided by financing activities within the statement of cash flows. Excess tax benefits represent the difference between the tax deduction the Company will receive on its tax return for compensation recognized by employees upon the vesting or exercise of stock-based awards and the tax benefit recognized for the grant date fair value of such awards. Excess tax benefits are a non-cash item and therefore a reduction in cash flow from operations is recorded to offset the amount of excess tax benefits reported in cash flows from financing activities. For the nine months ended September 30, 2013 and 2012, the Company recognized excess tax benefits related to the exercise or vesting of stock-based awards of $0.3 million and $5.0 million, respectively.

Note 9.  Goodwill and Other Intangible Assets

The following table presents changes in the carrying amount of goodwill for the nine months ended September 30, 2013.  All such goodwill is reported in the Technical Products segment.

	Gross Amount	Cumulative Impairment Loss	Net
Balance at December 31, 2012	$96.1	$(54.7)	$41.4
Foreign currency translation	2.2	(1.3)	0.9

Balance at September 30, 2013	$98.3	$(56.0)	$42.3

The following table presents the gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization.

	September 30, 2013		December 31, 2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets
Customer based intangibles	$17.2	$(7.2)	$16.3	$(6.2)
Trade names and trademarks	5.7	(4.0)	5.5	(3.4)
Acquired technology	1.1	(0.7)	1.1	(0.7)
Total amortizable intangible assets	24.0	(11.9)	22.9	(10.3)
Non-amortizable trade names	26.6	—	21.4	—

Total	$50.6	$(11.9)	$44.3	$(10.3)

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

Note 10.  Stockholders’ Equity

Common Stock

The Company has authorized 100 million shares of Common Stock. Holders of the Company’s Common Stock are entitled to one vote per share. As of September 30, 2013 and December 31, 2012, the Company had 16,160,000 shares and 15,915,000 shares of Common Stock outstanding, respectively.

In May 2013, the Company’s Board of Directors authorized a program that would allow the Company to repurchase up to $10 million of its outstanding Common Stock over the next 12 months (the “2013 Stock Purchase Plan”). The Company had a similarly-sized program in place during the preceding 12 months that expired in May 2013 (the “2012 Stock Purchase Plan”). For the year ended December 31, 2012, the Company made aggregate purchases of $4.1 million of Common Stock under the 2012 Stock Purchase Plan of which $1.2 million occurred in the nine months ended September 30, 2012. For the nine months ended September 30, 2013, there were no purchases under either stock purchase plan.

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

For the nine months ended September 30, 2013 and 2012, the Company acquired 21,000 shares and 214,000 shares of Common Stock, respectively, at a cost of $0.7 million and $5.1 million, respectively, for shares surrendered by employees to pay taxes due on vested restricted stock awards and SARs exercised.

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

German Tax Audit — Tax Years 2006 to 2007

In November 2010, the Company received a tax examination report from the German tax authorities challenging the validity of certain interest expense deductions claimed on the Company’s tax returns for the years 2006 and 2007. In August 2011, the Company received tax assessments totaling €3.7 million from the German tax authorities and submitted an appeal challenging these assessments. The Company paid a total of €1.9 million against the August 2011 tax assessments and reflected these payments as assets (in “Income taxes receivable”) in recognition that such amounts would be treated as prepayments against any assessments ultimately owed. During the first quarter of 2013, the Company reached a settlement with the German tax authorities for all issues related to the tax examination.  The settlement resulted in a revised tax assessment of €0.5 million, which was approximately equal to the Company’s liability for uncertain tax positions related to this issue at December 31, 2012.  For the nine months ended September 30, 2013, the Company received refunds of the above tax prepayments of €1.4 million.

As of September 30, 2013, the Company reflected a liability for unrecognized tax benefits based on an assessment of the likelihood of alternative outcomes related to certain ongoing interest expense deductions through September 30, 2013.  Management believes it is remote that the Company’s liability for unrecognized tax benefits related to these matters will significantly increase within the next 12 months.

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

Note 13.  Business Segment Information

The Company reports its operations in two primary segments: Technical Products and Fine Paper. The technical products business is an international producer of transportation and other filter media and durable, saturated and coated substrates for industrial products backings and a variety of other end markets. The fine paper business is a supplier of premium writing, text and cover papers, bright papers, and luxury packaging and premium label specialty papers in North America. Each segment employs different technologies and marketing strategies. In addition, the Company reports in the Other segment results for the non-premium Index, Tag and Vellum Bristol brands acquired as part of the purchase of the Wausau brands. Disclosure of segment information is on the same basis that management uses internally for evaluating segment performance and allocating resources. Transactions between segments are eliminated in consolidation. The costs of shared services, and other administrative functions managed on a common basis, are allocated to the segments based on usage, where possible, or other factors based on the nature of the activity. General corporate expenses that do not directly support the operations of the business segments are shown as Unallocated corporate costs.

The following table summarizes the net sales, operating income and total assets for each of the Company’s business segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales
Technical Products	$104.4	$98.7	$317.2	$311.6
Fine Paper	102.6	99.1	302.0	281.8
Other	7.1	8.5	20.4	22.8
Consolidated	$214.1	$206.3	$639.6	$616.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating income (loss)
Technical Products	$6.7	$6.4	$28.3	$31.2
Fine Paper	13.3	12.8	45.1	36.9
Other	0.3	0.5	—	1.8
Unallocated corporate costs	(3.9)	(3.4)	(12.2)	(15.4)
Consolidated	$16.4	$16.3	$61.2	$54.5

	September 30, 2013	December 31, 2012
Total Assets
Technical Products	$365.9	$348.5
Fine Paper	217.4	214.0
Corporate and Other	76.7	48.2
Total	$660.0	$610.7

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our financial position as of September 30, 2013 and our results of operations for the three and nine months ended September 30, 2013 and 2012. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” “Neenah” or the “Company” are intended to mean Neenah Paper, Inc. and its consolidated subsidiaries. (Tabular amounts in millions, except as noted)

Executive Summary

On January 31, 2013, we purchased certain premium paper brands and other assets from Southworth. We made a payment of $7.0 million for (i) certain premium fine paper brands including Southworth®, which is the leading writing, text and cover brand sold in the retail channel, (ii) approximately one month of finished goods inventory valued at $1.8 million and (iii) certain converting equipment used for retail grades.  On January 31, 2012, we purchased certain premium paper brands and other assets from Wausau for approximately $21 million.  For the three months ended September 30, 2013, our results of operations benefitted from sales and earnings from the Southworth compared to the prior year period.

For the three months ended September 30, 2013, consolidated net sales increased $7.8 million from the prior year period to $214.1 million due to a more favorable product mix for our technical products and fine paper businesses, favorable currency effects and increased volume in our technical products business, partially offset by lower volume for the Index, Tag and Vellum Bristol brands acquired from Wausau and lower average selling prices for certain technical products grades.

Consolidated operating income of $16.4 million for the three months ended September 30, 2013 increased $0.1 million from the prior year period.  The favorable comparison to the prior year is primarily due to increased volume in our technical products business and higher average selling prices and improved manufacturing efficiencies in our fine paper business.  These favorable variances were partially offset by lower average selling prices in our technical products business, higher fine paper input costs; and higher distribution costs and marketing spending in our fine paper business to support the acquired brands.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, earnings before interest and taxes (which we refer to as “operating income”) and other information relevant to an understanding of our results of operations for the three and nine months ended September 30, 2013 and 2012.

Analysis of Net Sales— Three and nine months ended September 30, 2013 and 2012

The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Technical Products	49%	48%	50%	50%
Fine Paper	48%	48%	47%	46%
Other	3%	4%	3%	4%
Total	100%	100%	100%	100%

Commentary:

The following table presents our net sales by segment for the three months ended September 30, 2013 and 2012:

			Change in Net Sales Compared to Prior Period
	Three Months			Change Due To
	Ended September 30,				Average
	2013	2012	Total Change	Volume	Net Price	Currency
Technical Products	$104.4	$98.7	$5.7	$2.7	$(0.8)	$3.8
Fine Paper	102.6	99.1	3.5	(0.1)	3.6	—
Other	7.1	8.5	(1.4)	(1.3)	(0.1)	—
Consolidated	$214.1	$206.3	$7.8	$1.3	$2.7	$3.8

Consolidated net sales for the three months ended September 30, 2013 were $7.8 million higher than the prior year period primarily due to a more favorable product mix, favorable currency effects and increased volume in our technical products business, partially offset by lower volume for the Other brands acquired from Wausau and lower average selling prices for certain technical products grades.

•                  Net sales in our technical products business increased $5.7 million or six percent from the prior year due to favorable currency effects, increased volume and a more favorable product mix that were only partially offset by lower average selling prices.  Sales volumes increased approximately three percent from the prior year period as growth in transportation filtration and tape shipments more than offset a decline in shipments of wall covering and industrial products.  Favorable currency exchange effects resulted from the Euro strengthening by approximately six percent relative to the U.S. dollar during the third quarter of 2013.  Lower selling prices for certain grades were partially due to price adjustments for certain customers related to lower input costs.

•                  Net sales in our fine paper business increased $3.5 million or four percent from the prior year period due higher average net prices.  Average net price improved from the prior year due to a significantly more favorable product mix. Volume decreased approximately two percent from the prior year period as incremental volume from the acquisition of the Southworth brands and double-digit volume growth in luxury packaging shipments was more than offset by lower volume for lower value non-branded products.

•                  Other net sales decreased $1.4 million from the prior year period due to lower sales volume for the Index, Tag and Vellum Bristol brands acquired from Wausau.

The following table presents our net sales by segment for the nine months ended September 30, 2013 and 2012:

			Change in Net Sales Compared to Prior Period
	Nine Months			Change Due To
	Ended September 30,				Average
	2013	2012	Total Change	Volume	Net Price	Currency
Technical Products	$317.2	$311.6	$5.6	$1.7	$(1.6)	$5.5
Fine Paper	302.0	281.8	20.2	11.1	9.1	—
Other	20.4	22.8	(2.4)	(2.3)	(0.1)	—
Consolidated	$639.6	$616.2	$23.4	$10.5	$7.4	$5.5

Consolidated net sales for the nine months ended September 30, 2013 were $23.4 million higher than the prior year period primarily due to incremental fine paper volume related to the acquisition of the Wausau and Southworth brands, higher average net price for the fine paper business and favorable currency exchange rate effects.

•                  Net sales in our technical products business increased $5.6 million or two percent from the prior year as favorable currency effects, increased volume and a more favorable product mix more than offset lower average selling prices.  Sales volumes increased approximately one percent from the prior year period as growth in transportation filtration and tape shipments more than offset a decline in abrasive and wall covering volume.  Favorable currency exchange effects reflected a three percent strengthening of the Euro relative to the U.S. dollar during the first nine months of 2013.  Average selling prices were approximately one percent unfavorable to the prior year period and included the effect of price adjustments for certain grades due to lower input costs.

•                  Net sales in our fine paper business increased $20.2 million or seven percent from the prior year period due to a two percent increase in volume primarily due to incremental volume from the acquisition of the Wausau and Southworth brands and double-digit volume growth in luxury packaging and label shipments, partially offset by lower shipments of certain non-branded products.  Average net price was higher than the prior year due to a more favorable product mix, partially offset by lower average selling prices for some non-branded grades.

•                  Other net sales decreased $2.4 million from the prior year period primarily due to lower sales volume for the Other brands acquired from Wausau.

The following table sets forth line items from our condensed consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	82.7	82.7	80.7	80.3
Gross profit	17.3	17.3	19.3	19.7
Selling, general and administrative expenses	9.2	9.0	9.4	9.3
Integration/restructuring costs	0.2	0.1	0.1	0.8
SERP settlement charge	—	—	—	0.5
Loss on retirement of bonds	—	—	0.1	—
Other expense - net	0.2	0.3	0.1	0.2
Operating income	7.7	7.9	9.6	8.9
Interest expense-net	1.2	1.6	1.3	1.7
Income from continuing operations before income taxes	6.5	6.3	8.3	7.2
Provision for income taxes	1.2	1.8	2.6	2.2
Income from continuing operations	5.3%	4.5%	5.7%	5.0%

Analysis of Operating Income—Three and nine months ended September 30, 2013 and 2012

Commentary:

The following table presents our operating income by segment for the three months ended September 30, 2013 and 2012:

			Change in Operating Income Compared to Prior Period
	Three Months			Change Due To
	Ended September 30,		Total		Net	Material
	2013	2012	Change	Volume (a)	Price (b)	Costs (c)	Currency	Other (d)
Technical Products	$6.7	$6.4	$0.3	$1.3	$(1.4)	$0.4	$0.2	$(0.2)
Fine Paper	13.3	12.8	0.5	1.5	1.0	(1.1)	—	(0.9)
Other	0.3	0.5	(0.2)	(0.3)	—	—	—	0.1
Unallocated corporate costs	(3.9)	(3.4)	(0.5)	—	—	—	—	(0.5)
Consolidated	$16.4	$16.3	$0.1	$2.5	$(0.4)	$(0.7)	$0.2	$(1.5)

(a)                   Includes changes in unit volume and over (under) absorption of fixed costs.

(b)                   Includes changes in selling price and product mix.

(c)                    Includes price changes for raw materials and energy.

(d)                   Includes other manufacturing costs, distribution and selling, general and administrative expenses.

Consolidated operating income of $16.4 million for the three months ended September 30, 2013 increased $0.1 million from the prior year period.  The favorable comparison to the prior year period is primarily due to incremental volume related to the Southworth acquisition and increased volume in our technical products business, improved manufacturing costs for both segments, and higher average net selling prices in our fine paper business.  These favorable variances were partially offset by lower average selling prices in our technical products business, higher manufacturing input costs, primarily for fiber and energy costs, and higher distribution costs and marketing spending in support of the acquired Wausau and Southworth brands.

•                  Operating income for our technical products business increased $0.3 million or five percent from the prior year period primarily due to higher volume and lower manufacturing input costs.  Lower manufacturing costs, including the benefit of lower input costs, were largely offset by lower average selling prices.

•                  Operating income for our fine paper business increased $0.5 million or four percent from the prior year period primarily due to lower manufacturing costs, higher average selling prices and a more favorable product mix.  These favorable variances were partially offset by higher manufacturing inputs costs for fiber and energy and higher distribution costs and marketing spending in support of the acquired Wausau and Southworth brands.

•                  Operating income of $0.3 million for the Other segment was $0.2 million unfavorable to the prior year period primarily due to lower volume and higher costs for the Index, Tag and Vellum Bristol brands acquired from Wausau.

•                  Unallocated corporate expenses for the three months ended September 30, 2013 of $3.9 million were $0.5 million unfavorable to the prior year period primarily due to the timing of certain corporate spending in the prior year period.

The following table presents our operating income by segment for the nine months ended September 30, 2013 and 2012:

			Change in Operating Income Compared to Prior Period
	Nine Months			Change Due To
	Ended September 30,		Total		Net	Material
	2013	2012	Change	Volume (a)	Price (b)	Costs (c)	Currency	Other (d) (e) (f)
Technical Products	$28.3	$31.2	$(2.9)	$0.7	$(0.9)	$(0.3)	$0.4	$(2.8)
Fine Paper	45.1	36.9	8.2	7.0	3.9	(2.3)	—	(0.4)
Other	—	1.8	(1.8)	(1.4)	(0.1)	—	—	(0.3)
Unallocated corporate costs	(12.2)	(15.4)	3.2	—	—	—	—	3.2
Consolidated	$61.2	$54.5	$6.7	$6.3	$2.9	$(2.6)	$0.4	$(0.3)

(a)                   Includes changes in unit volume and over (under) absorption of fixed costs.

(b)                   Includes changes in selling price and product mix.

(c)                    Includes price changes for raw materials and energy.

(d)                   Includes other manufacturing costs, distribution and selling, general and administrative expenses.

(e)                    For the nine months ended September 30, 2013 and 2012, Fine Paper results include $0.4 million and $4.7 million, respectively, of acquisition related integration costs.

(f)                     For the nine months ended September 30, 2013 and 2012, unallocated corporate costs include $0.5 million and $0.2 million, respectively of costs related to the early extinguishment of debt.  For the nine months ended September 30, 2013 and 2012, unallocated corporate costs include SERP settlement charges of $0.2 million and $3.5 million, respectively.

Consolidated operating income of $61.2 million for the nine months ended September 30, 2013 increased $6.7 million from the prior year period. Excluding integration and restructuring costs, costs related to the early extinguishment of debt and the SERP settlement charge of $1.3 million in 2013 and acquisition-related integration costs, costs related to the early extinguishment of debt and a SERP settlement charge of $8.4 million in 2012, operating income for the nine months ended September 30, 2013 decreased $0.4 million from the prior year period.  The unfavorable comparison to the prior year period is primarily due to higher manufacturing input costs and lower average selling prices, partially offset by incremental volume related to the Southworth and Wausau acquisitions and a more favorable product mix for both businesses.

•                  Operating income for our technical products business decreased $2.9 million or nine percent from the prior year period primarily due to higher manufacturing costs and lower average selling prices.  The increase in manufacturing costs included less efficient manufacturing operations and higher input costs for pulp and energy.

•                  Operating income for our fine paper business increased $8.2 million or 22 percent from the prior year period. Excluding acquisition related integration costs of $0.4 million in 2013 and $4.7 million in 2012, operating income increased $3.9 million or nine percent primarily due to incremental volume related to the Southworth and Wausau acquisitions and a more favorable product mix, partially offset by and higher manufacturing inputs costs and increased distribution costs, selling and administrative spending in support of the acquired brands.

•                  The break-even operating performance for the Other segment was $1.8 million unfavorable to the prior year period primarily due to lower volume and higher costs for the Index, Tag and Vellum Bristol brands acquired from Wausau.

•                  Unallocated corporate expenses for the nine months ended September 30, 2013 were $12.2 million, or $3.2 million favorable to the prior year period.  Excluding costs related to the early extinguishment of debt and the SERP settlement charge of $0.7 million in 2013 and the loss on the early extinguishment of debt and the SERP settlement charge of $3.7 million in 2012, unallocated corporate expenses were $0.2 million favorable to the prior year.

Additional Statement of Operations Commentary:

•                  Selling, general and administrative (“SG&A”) expense of $19.8 million for the three months ended September 30, 2013 was $1.3 million higher than SG&A expense of $18.5 million in the prior year period. For the three months ended September 30, 2013, SG&A expense as a percent of sales of 9.2 percent was consistent with our expectation for a normal level of spending. SG&A expense as a percent of sales was 9.0 percent for the prior year prior and reflected lower than normal employee benefit-related costs.

•                  For the three months ended September 30, 2013, we incurred net interest expense of $2.7 million which was $0.6 million lower than the prior year period.  The favorable comparison was primarily due to lower average borrowing costs as a result of refinancing the 2014 Senior Notes at lower interest rates.

•                  For the three months ended September 30, 2013 and 2012, we recorded an income tax provision related to continuing operations of $2.4 million and $3.8 million, respectively.  The effective income tax rate for the three months ended September 30, 2013 and 2012 was 17 percent and 29 percent, respectively. The decrease in our consolidated effective tax rate was primarily due to the recognition of research and development credits, partially offset by the U.S. taxation of cash repatriated from Germany. For a reconciliation of our effective tax rate to the U.S. federal statutory tax rate, see Note 5 of Notes to Condensed Consolidated Financial Statements, “Income Taxes.”

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2013	2012
Net cash flow provided by (used in):
Operating activities	$64.5	$21.9
Investing activities:
Capital expenditures	(20.4)	(15.8)
Purchase of brands	(5.2)	(14.1)
Other investing activities	0.8	7.1
Total	(24.8)	(22.8)
Financing activities	0.4	(5.3)
Net increase (decrease) in cash and cash equivalents (a)	40.4	(6.2)

(a)              Includes the effect of exchange rate changes on cash and cash equivalents.

Operating Cash Flow Commentary

•                  Cash provided by operating activities of $64.5 million for the nine months ended September 30, 2013 was $42.6 million favorable to cash provided by operating activities of $21.9 million in the prior year period.  The favorable comparison was primarily due to a $21.5 million year-over-year decrease in our investment in working capital and lower spending for acquisition related activities in 2013 ($8.9 million). In addition, cash provided by operating activities for the nine months ended September 30, 2012 included a SERP payment of $6.9 million and excess tax benefits of $5.1 million related to the vesting or exercise of stock-based awards.

Investing Commentary:

•                  For the nine months ended September 30, 2013 and 2012, cash used by investing activities was $24.8 million and $22.8 million, respectively. Cash used by investing activities for the nine months ended September 30, 2013 includes a payment of $5.2 million to acquire the Southworth brands. Cash used by investing activities for the nine months ended September 30, 2012 includes a payment of $14.1 million to acquire the Wausau brands offset by a $7.0 million reduction in restricted cash used to pay SERP benefits.

Capital expenditures for the nine months ended September 30, 2013 were $20.4 million compared to spending of $15.8 million in the prior year period. In general, we have aggregate planned capital expenditures of approximately $25 to $30 million annually. We believe that the level of our capital spending allows us to maintain the efficiency and cost effectiveness of these assets and invest in expanded capabilities for our manufacturing assets to successfully pursue strategic initiatives and deliver attractive returns.

Financing Commentary:

Our liquidity requirements are provided by cash generated from operations and short and long-term borrowings.

•                  For the nine months ended September 30, 2013, cash provided by financing activities was $0.4 million compared to cash used in financing activities of $5.3 million for the nine months ended September 30, 2012.

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

In June 2013, we used a portion of the proceeds from the issuance of the 2021 Senior Notes to retire the remaining $70 million in outstanding 2014 Senior Notes. The 2014 Senior Notes were redeemed at par value plus accrued but unpaid interest. The Retirement of the 2014 Senior Notes resulted in a pre-tax loss of $0.3 million due to the write-off of related unamortized debt issuance costs. As of September 30, 2013 there were no 2014 Senior Notes outstanding. See Note 6 of Notes to Condensed Consolidated Financial Statements, “Debt.”

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

In June 2013, we repaid all outstanding Term Loan borrowings ($29.3 million) and recognized a pre-tax loss of $0.1 million on the early extinguishment of debt due to the write-off of unamortized debt issuance costs.  As of September 30, 2013, there were no Term Loan borrowings outstanding and such amounts may not be redrawn. See Note 6 of Notes to Condensed Consolidated Financial Statements, “Debt.”

Other Debt

In January 2013, our Neenah Germany subsidiary entered into the Second German Loan Agreement to finance the construction of a melt blown machine.  The agreement provides for €9.0 million of construction financing which is secured by the melt blown machine.  The loan matures in September 2022 and principal is repaid in equal quarterly installments beginning in December 2014.  At September 30, 2013, €9.0 million ($12.2 million, based on exchange rates at September 30, 2013) was outstanding under the Second German Loan Agreement.

•                  Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of September 30, 2013, we had no outstanding borrowings under our Revolver and $104.3 million of available credit. In addition, we had no outstanding borrowings under the German Lines of Credit and €20.0 million ($27.0 million, based on exchanges rates at September 30, 2013) of available credit.

•                  We have required debt payments through September 30, 2014 of $1.7 million for required amortization payments on our German Loan Agreements.

•                  For the nine months ended September 30, 2013, cash and cash equivalents increased $40.4 million to $48.2 million at September 30, 2013 from $7.8 million at December 31, 2012 and debt increased $10.8 million to $193.1 million at September 30, 2013 from $182.3 million at December 31, 2012. Net debt (total debt minus cash and cash equivalents) decreased by $29.6 million.

•                  As of September 30, 2013, our cash balance of $48.2 million consists of $41.5 million in the U.S. and $6.7 million held at entities outside of the U.S. As of September 30, 2013 there were no restrictions regarding the repatriation of our non-U.S. cash; however, if we repatriated these cash balances to the U.S., we would incur additional income tax expense.

Transactions with shareholders

•                  For the nine months ended September 30, 2013 and 2012, we paid cash dividends of $0.50 per common share or $8.2 million and $0.36 per common share or $5.8 million, respectively. On May 30, 2013, our Board of Directors approved a 33 percent increase in the regular dividend on our common stock. The annual dividend increased from $0.60 to $0.80 per share and will be paid in four equal quarterly installments. The first installment at the rate of $0.20 per share was paid on September 3, 2013.

•                  In May 2013, our Board of Directors authorized the 2013 Stock Purchase Plan.  The 2013 Stock Purchase Plan will allow us to repurchase up to $10 million of our outstanding Common Stock over the next twelve months. The similarly-sized 2012 Stock Purchase Plan expired in May 2013. We made aggregate purchases of $4.1 million of Common Stock under the 2012 Stock Purchase Plan of which $1.2 million occurred in the nine months ended September 30, 2012. For the nine months ended September 30, 2013, there were no purchases under either stock purchase plan.

•                  For the nine months ended September 30, 2013 and 2012, we acquired 21,000 shares and 214,000 shares of Common Stock, respectively, at a cost of $0.7 million and $5.1 million, respectively, for shares surrendered by employees to pay taxes due on vested restricted stock awards and SARs exercised.

Other Items:

•                  As of December 31, 2012, we had $34.7 million of U.S. federal and $59.6 million of state net operating losses (“NOLs”), respectively. If not used, substantially all of the NOLs will expire in various amounts between 2028 and 2030. In addition, we had $1.7 million of state research and developments credits which, if not used, will expire in 2017.

•                  In November 2010, we received a tax examination report from the German tax authorities challenging the validity of certain interest expense deductions claimed on our tax returns for the years 2006 and 2007. In August 2011, we received tax assessments totaling €3.7 million from the German tax authorities and submitted an appeal challenging these assessments. We paid a total of €1.9 million against the August 2011 tax assessments and reflected these payments as assets (in “Income taxes receivable”) in recognition that such amounts would be treated as prepayments against any assessments ultimately owed. During the first quarter of 2013, we reached a settlement with the German tax authorities for all issues related to the tax examination.  The settlement resulted in a revised tax assessment of €0.5 million.  For the nine months ended September 30, 2013, we received refunds of the above tax prepayments of €1.4 million.

•                  As of September 30, 2013, we reflected a liability for unrecognized tax benefits based on an assessment of the likelihood of alternative outcomes related to certain ongoing interest expense deductions through September 30, 2013. See Note 11 of Notes to Condensed Consolidated Financial Statements, “Contingencies and Legal Matters.”

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

As of September 30, 2013, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the three months ended September 30, 2013. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities:

The following table contains information about our purchases of our equity securities for the three months ended September 30, 2013.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Maximum Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (b)
July 1, 2013 — July 31, 2013	9,552	$36.50	—	$10,000,000
August 1, 2013 — August 31, 2013	3,363	$38.32	—	$10,000,000
September 1, 2013 — September 30, 2013	—	$—	—	$10,000,000

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

November 7, 2013