Form 10-K
period 2013-12-31
Neenah Paper Inc
filed 2014-03-04
CIK 1296435

Use these links to rapidly review the document

Item 12. Security Ownership of Certain Beneficial Owners and Management

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the registrant's common stock held by non-affiliates on June 30, 2013 (based on the closing stock price on the New York Stock Exchange) on such date was approximately $509,000,000.

          As of February 14, 2014, there were 16,375,000 shares of the Company's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on May 22, 2014 is incorporated by reference into Part III hereof.

PART I

In this report, unless the context requires otherwise, references to "we," "us," "our," "Neenah" or the "Company" are intended to mean Neenah Paper, Inc., its consolidated subsidiaries and predecessor companies.

Item 1.    Business

Overview

We are organized into two primary businesses: a specialty, performance-based technical products business and a premium fine papers business.

Our technical products business is a leading international producer of transportation and other filter media and durable, saturated and coated substrates for industrial products backings and a variety of other end markets. The business is focused on categories where we believe we are a market leader or have a competitive advantage, including, among others, transportation and other filter media, specialty tape, label, abrasive, medical packaging and image transfer and customer-specific applications in furniture veneer backing and durable print and cover applications. Our customers are located in more than 70 countries. Our technical products manufacturing facilities are located in Munising, Michigan and near Munich and Frankfurt, Germany.

We believe our fine paper business is the leading supplier of premium writing, text and cover papers, bright papers and specialty papers in North America. We are also focused on increasing our presence in international markets. Our premium writing, text, cover and specialty papers are used in commercial printing and imaging applications for corporate identity packages, invitations, personal stationery and corporate annual reports, as well as, premium labels and luxury packaging. Our bright papers are used in applications such as direct mail, advertising inserts, scrapbooks and marketing collateral. Our products include some of the most recognized and preferred fine paper brands and we enjoy leading market positions in many of our product categories. We sell our products primarily to authorized paper distributors, converters, specialty businesses and major retail customers. Our fine paper manufacturing facilities are located in Appleton, Neenah and Whiting, Wisconsin. In January 2013, we completed the purchase of certain premium business paper brands from the Southworth Company ("Southworth").

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

Neenah Paper Michigan, Inc. is a Delaware corporation and a wholly owned subsidiary of Neenah that owns the real estate, mill and manufacturing assets associated with our U.S. technical products business in Munising, Michigan.

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

In January 2012, we purchased certain premium fine paper brands and other assets from Wausau. In January 2013, we purchased certain premium business paper brands from Southworth.

Former Pulp Operations. At the Spin-Off, our pulp operations consisted of mills located in Terrace Bay, Ontario and Pictou, Nova Scotia and approximately 975,000 acres of related woodlands. We disposed of these mills and woodlands in a series of transactions from 2006 to 2010. In March 2010, we sold approximately 475,000 acres of woodland assets in Nova Scotia, substantially completing our exit from pulp operations.

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

Products

Technical Products. The technical products business is a leading producer of filtration media and durable, saturated and coated substrates for a variety of end uses. In general, our technical products are sold to other manufacturers as key components for their finished products. Several of our key market segments served, including filtration, specialty tape and abrasives, are global in scope. JET-PRO®SofStretch™, KIMDURA®, MUNISING LP®, PREVAIL™, NEENAH®, GESSNER® and varitess® are brands of our technical products business. Our technical products business had net sales of $416 million, $407 million and $421 million in 2013, 2012 and 2011, respectively.

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

Specialty tape including both saturated and unsaturated crepe and flat paper tapes sold to manufacturers to produce finished pressure sensitive products for sale in automotive, transportation, manufacturing, building construction, and industrial general purpose applications, including sales in the consumer-do-it-yourself retail channel.

Finished lightweight abrasive paper is used in the automotive, construction, metal and woodworking industries for both waterproof and dry sanding applications.

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

Fine Paper. The fine paper business manufactures and sells world-class branded premium writing, text, cover and specialty papers and envelopes used in corporate identity packages, invitations, personal stationery and corporate annual reports, as well as, premium labels and luxury packaging. Often these papers are characterized by distinctive colors and textures. Our fine paper business had net sales of $402 million, $373 million and $275 million in 2013, 2012 and 2011, respectively.

Premium writing papers are used for business and personal stationery, corporate identity packages and similar end-use applications. Market leading writing papers are sold by the fine paper business under the CLASSIC®, ENVIRONMENT®, CAPITOL BOND®, ROYAL SUNDANCE® and SOUTHWORTH® trademarks, which are denoted by a brand watermark in each sheet of writing paper. Our fine paper business has an exclusive agreement to manufacture, market and distribute Crane & Co.'s CRANE'S CREST®, CRANE'S BOND®, and CRANE'S LETTRA®, branded fine papers. Our fine paper business has an exclusive agreement to market and distribute Gruppo Cordenons SpA's SO...SILK®, PLIKE® and STARDREAM® branded fine papers. The fine paper business also sells private watermarked paper and other specialty writing papers.

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

Bright papers are used in applications such as direct mail, advertising inserts, scrapbooks and marketing collateral. Our brands in this category include ASTROBRIGHTS® and EXACT BRIGHTS®.

The fine paper business also produces and sells other specialty papers; including envelopes, premium label base stock for applications such as wine labels, luxury packaging, and specialty paper products that address a consumer's need for enhanced image such as translucent papers, art papers, papers for optical scanning and other specialized applications.

Markets and Customers

Technical Products. The technical products business sells its products globally into product categories generally used as base materials in the following applications: filtration, specialty tape, component materials for manufactured products such as tape and abrasives, and other specialized product uses such as graphics and identification.

Several products (filtration media, wall coverings, abrasives, specialty tapes, labels) are used in markets that are directly affected by economic business cycles. Other market segments such as image transfer papers used in small/home office and consumer applications are relatively stable. Most products are performance-based and require qualification at customers; however, certain categories may also be subject to price competition and the substitution of lower cost substrates in some less demanding applications.

The technical products business relies on a team of direct sales representatives and customer service representatives to market and sell approximately 95 percent of its sales volume directly to customers and converters.

The technical products business has over 500 customers worldwide. The distribution of sales in 2013 was approximately 55 percent in Europe, 25 percent in North America and 20 percent in Latin America and Asia. Customers typically convert and transform base papers and film into finished rolls and sheets by adding adhesives, coatings, and finishes. These transformed products are then sold to end-users.

Sales to the technical products business's three largest customers represented approximately 30 percent of its total sales in 2013. Although a complete loss of any of these customers would cause a temporary decline in the business's sales volume, the decline could be partially offset by expanding sales to existing customers, and further offset over a several month period with the addition of new customers.

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

The fine paper business has historically sold its products through our sales and marketing organizations primarily in three channels: authorized paper distributors, converters and direct sales. With the purchase of Wausau brands, products are also sold into retail channel through major national retailers. Sales to distributors, including distributor owned paper stores, account for approximately 60 to 65 percent of revenue in the fine paper business.

During 2013, approximately eight percent of the sales of our fine paper business were exported to markets outside the United States.

Sales to the three largest customers of the fine paper business represented approximately 30 percent of its total sales in 2013. We practice selective sales distribution to improve our ability to control the marketing of our products. Although a complete loss of any of these customers would cause a temporary decline in the business's sales volume, the decline could be partially offset by expanding sales to existing customers, and further offset over a several month period with the addition of new customers.

Concentration. For the years ended December 31, 2013, 2012 and 2011, no customer accounted for more than 10 percent of our consolidated net sales.

The following tables present further information about our businesses by geographic area (dollars in millions):

	Year Ended December 31,
	2013	2012	2011
Net sales
United States	$564.4	$543.4	$416.2
Europe	280.1	265.4	279.8

Consolidated	$844.5	$808.8	$696.0

	December 31,
	2013	2012	2011
Total Assets
United States	$365.1	$322.5	$286.4
Canada	1.0	0.2	0.3
Europe	309.8	288.0	278.4

Consolidated	$675.9	$610.7	$565.1

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

Competition

Technical Products. Our technical products business competes in global markets with a number of large multinational competitors, including Ahlstrom Corporation, Munksjö, ArjoWiggins SAS, P.H. Glatfelter Company and Hollingsworth & Vose Company. It also competes in some, but not all, of these segments with smaller regional manufacturers, such as Monadnock Paper Mills, Inc., Expera Specialty Solutions LLC., Potsdam Specialty Paper, Inc. and Paper Line S.p.A. We believe the bases of competition in most of these segments are the ability to design and develop customized product features to meet customer specifications while maintaining quality, customer service and price. We believe our research and development program gives us an advantage in customizing base papers to meet customer needs.

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

Research and Development

Our technical products business maintains research and development laboratories in Feldkirchen-Westerham, Germany, Roswell, Georgia and Munising, Michigan to support its strategy of developing new products and technologies, and to support growth in its existing product lines and other strategically important markets. We have continually invested in product research and development with spending of $6.1 million in 2013, $5.6 million in 2012 and $5.4 million in 2011.

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

We own more than 50 trademarks with registrations in approximately 50 countries. Our fine paper business has built its market leading reputation on trademarked brands that date back as far as 1908. The CLASSIC® family of brands is one of the most well-known and respected trademarks in the printing and writing industry. The CLASSIC® family includes CLASSIC CREST®, CLASSIC® Laid, CLASSIC® Linen, CLASSIC COLUMNS® and CLASSIC COTTON® papers. Our branded products, which also include the ENVIRONMENT® brand and brands such as STARWHITE®, SUNDANCE® and ESSE®, have played an important role in the marketing of the product lines of the fine paper business, which are recognized as an industry leader for quality, consistency and printing applications. Our fine paper business has an exclusive licensing agreements to market and distribute Crane's CRANE'S CREST®, CRANE'S BOND®, CRANE'S LETTRA®, CRANE'S PALETTE™ and CRANE'S® Choice Papers branded fine papers and Gruppo Cordenons SpA's SO...SILK®, PLIKE® and STARDREAM® branded fine papers. In conjunction with the acquisition of the Wausau fine paper business in January 2012, we acquired the ASTROBRIGHTS®, ASTROPARCHE® and ROYAL premium writing, text and cover brands. In conjunction with the acquisition of the Southworth premium business paper business in January 2013, we acquired the SOUTHWORTH® premium business paper brand.

Backlog and Seasonality

Technical Products. In general, sales and profits for the technical products business have been relatively stronger in the first half of the year with reductions in the third quarter due to reduced customer converting schedules and in the fourth quarter due to a reduction in year-end inventory levels by our customers. The order flow for the technical products business is subject to seasonal peaks for several of its products, such as the larger volume grades of specialty tape, abrasives, premask, and label stock used primarily in the downstream finished goods manufacturing process. To assure timely shipments during these seasonal peaks, the technical products business provides certain customers with finished goods inventory on consignment. Historically, consignment sales have represented approximately 15 percent of the technical products business's annual sales. Orders are typically shipped within six to eight weeks of receipt of the order. However, the technical products business periodically experiences periods where order entry levels surge, and order backlogs can increase substantially. Raw materials are purchased and manufacturing schedules are planned based on customer forecasts, current market conditions and individual orders for custom products. The order backlog in the technical products business on December 31, 2013 was approximately $100 million and represented approximately 25 percent of prior year sales. The order backlog in the technical products business on December 31, 2012 was approximately $90 million and represented approximately 20 percent of prior year sales. We have previously filled the order backlog from December 31, 2012 and expect to fill the order backlog from December 31, 2013 within the current fiscal year.

Fine Paper. The fine paper business has historically experienced a steady flow of orders. Orders for stock products are typically shipped within two days, while custom orders are shipped within two to three weeks of receipt. Raw material purchases and manufacturing schedules are planned based on a combination of historical trends, customer forecasts and current market conditions. The order backlogs in the fine paper business on December 31, 2013 and 2012 were $22.9 million and $8.4 million, respectively, which represent approximately 21 days of sales and 8 days of sales, respectively. The order backlogs from December 31, 2013 and 2012 were filled in the respective following years.

The operating results at each of our businesses are influenced by the timing of our annual maintenance downs, which are generally scheduled in the third quarter.

Employee and Labor Relations

As of December 31, 2013, we had 1,875 regular full-time employees of whom 735 hourly and 360 salaried employees were located in the United States and 495 hourly and 285 salaried employees were located in Germany.

Hourly employees at our U.S. paper mills are represented by the United Steelworkers Union (the "USW"). The collective bargaining agreement between the Whiting, Neenah, Munising and Appleton paper mills and the USW expire on January 31, 2018, June 30, 2018, July 14, 2018 and May 31, 2019, respectively. On pension matters our U.S. paper mills have bargained jointly with the USW. The current agreement on pension matters with the USW will remain in effect until September 2019.

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

We believe we have satisfactory relations with our employees covered by collective bargaining agreements and do not expect the negotiation of new collective bargaining agreements to have a material effect on our results of operations or cash flows.

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

Greenhouse gas ("GHG") emissions have increasingly become the subject of political and regulatory focus. Concern over potential climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting GHG emissions. In addition to certain federal proposals in the United States to regulate GHG emissions, Germany and all the states in which we operate have adopted or are currently considering GHG legislation or regulations, either individually and/or as part of regional initiatives. While not all are likely to become law it is reasonably possible that additional climate change related mandates will be forthcoming, and it is expected that they may adversely impact our costs by increasing energy costs and raw material prices, requiring operational or equipment modifications to reduce emissions and creating costs to comply with regulations or to mitigate the financial consequences of such compliance.

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

We have planned capital expenditures to comply with environmental, health and safety laws, regulations and ordinances during the period 2014 through 2016 of approximately $1 million to $2 million annually. Our anticipated capital expenditures for environmental projects are not expected to have a material effect on our financial condition, results of operations or liquidity.

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

Our web site is www.neenah.com. Information on our web site is not incorporated by reference in this document. Our reports on Form 10-K, Form 10-Q and Form 8-K, as well as amendments to those reports, are and will be available free of charge on our web site as soon as reasonably practicable after we file or furnish such reports with the SEC. In addition, you may request a copy of any of these reports (excluding exhibits) at no cost upon written request to us at: Investor Relations, Neenah Paper, Inc., 3460 Preston Ridge Road, Suite 600, Alpharetta, Georgia 30005.

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

We have experienced and may experience in the future decreased demand for some of our products due to slowing or negative global economic growth, uncertainty in credit markets, declining consumer and business confidence, fluctuating commodity prices, increased unemployment and other challenges affecting the global economy. The North American uncoated free sheet market has been declining two to four percent annually due to the increasing use of electronic media for communication. For 2013, the Pulp and Paper Products Council reported a 2.5 percent year-over-year industry decline in the uncoated free sheet paper category. Premium fine papers represent approximately two and a half to three percent of the North American uncoated free sheet market. In addition, our customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. If we are unable to implement business strategies to effectively respond to decreased demand for our products, our financial position, cash flows and results of operations would be adversely affected.

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

For example, the European sovereign debt crisis has negatively affected economic conditions in Europe and globally. We have significant operations and financial relationships based in Europe and in Germany in particular. Europe has historically accounted for over 40 percent of our net revenues. If the European sovereign debt crisis continues or deepens, economic conditions in Europe may further deteriorate. In that case, our business in Europe and elsewhere, as well as the businesses of our customers and suppliers, may be adversely affected.

Our businesses are significantly dependent on sales to their largest customers.

Sales to the three largest customers of each of the fine paper business and the technical products business represented approximately 30 percent of such segment's total sales for 2013. A significant loss of business from any of our major fine paper or technical products customers may have a material adverse effect on our financial condition, results of operations and liquidity. We are also subject to credit risk associated with our customer concentration. If one or more of our largest fine paper or technical products customers were to become bankrupt, insolvent or otherwise were unable to pay for services provided, we may incur significant write-offs of accounts receivable.

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

In November 2010, we received a tax examination report from the German tax authorities challenging the validity of certain interest expense deductions claimed on the Company's tax returns for the years 2006 and 2007. In August 2012, we received tax assessments totaling €3.7 million from the German tax authorities and submitted an appeal challenging these assessments. We paid a total of €1.9 million against the August 2011 tax assessments and reflected these payments as assets (in "Income taxes receivable") in recognition that such amounts would be treated as prepayments against any assessments ultimately owed. During the first quarter of 2013, we reached a settlement with the German tax authorities for all issues related to the tax examination. The settlement resulted in a revised tax assessment of €0.5 million, which was approximately equal to our liability for uncertain tax positions related to this issue at December 31, 2012. For the year ended December 31, 2013, we received refunds of the above tax prepayments of €1.4 million.

As of December 31, 2013, we reflected a liability for unrecognized tax benefits based on an assessment of the likelihood of alternative outcomes related to certain ongoing interest expense deductions through December 31, 2013. Management believes it is remote that our liability for unrecognized tax benefits related to these matters will significantly increase within the next 12 months.

As of December 31, 2013, we had $32.9 million of U.S. Federal and $51.5 million of U.S. State tax NOLs which may be used to offset taxable income in the future. In order to utilize the NOLs, we must generate consolidated taxable income. If not used, substantially all of the NOLs will expire in various amounts between 2028 and 2030. The availability of NOLs to offset taxable income could also be substantially reduced if we were to undergo an "ownership change" within the meaning of Section 382(g)(1) of the Internal Revenue Code. We will be treated as having had an "ownership change" if there is more than a 50% increase in stock ownership during a three-year "testing period" by "5% stockholders."

In accordance with Accounting Standards Codification ("ASC") Topic 740, Income Taxes ("ASC Topic 740"), as of December 31, 2013, we have recorded a liability of $4.3 million for uncertain tax positions where we believe it is "more likely than not" that the benefit reported on our income tax return will not be realized. There can be no assurance, however, that the actual amount of unrealized deductions will not exceed the amounts we have recognized for uncertain tax positions.

We have significant obligations for pension and other postretirement benefits.

We have significant obligations for pension and other postretirement benefits which could require future funding beyond that which we have funded in the past or which we currently anticipate. At December 31, 2013, our projected pension benefit obligations were $320.4 million and exceeded the fair value of pension plan assets by $59.1 million. In 2013, we made total contributions to qualified pension trusts of $18.1 million. In addition, during 2013 we paid pension benefits for unfunded qualified and supplemental retirement plans of $2.2 million. At December 31, 2013, our projected other postretirement benefit obligations were $41.0 million. No assets have been set aside to satisfy our other postretirement benefit obligations. In 2013, we made payments for postretirement benefits other than pensions of $3.7 million. A material increase in funding requirements or benefit payments could have a material effect on our cash flows.

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

Dividends are declared at the discretion of our Board of Directors, and future dividends will depend on our future earnings, cash flow, financial requirements and other factors. Our ability to pay cash dividends on our common stock is limited under the terms of both our bank credit agreement and the indenture for our $175 million of eight-year senior notes due November 2021 (the "2021 Senior Notes"). As of December 31, 2013, under the most restrictive terms of the indenture for the 2021 Senior Notes, our ability to pay cash dividends on our common stock is limited to a total of $25 million in a 12-month period. There can be no assurance that we will continue to pay dividends in the future.

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

GHG emissions have increasingly become the subject of political and regulatory focus. Concern over potential climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting GHG emissions. In addition to certain federal proposals in the United States to regulate GHG emissions, Germany and all the states in which we operate have adopted or are currently considering GHG legislation or regulations, either individually and/or as part of regional initiatives. While not all are likely to become law it is reasonably possible that additional climate change related mandates will be forthcoming, and it is expected that they may adversely impact our costs by increasing energy costs and raw material prices, requiring operational or equipment modifications to reduce emissions and creating costs to comply with regulations or to mitigate the financial consequences of compliance.

Risks Relating to Our Indebtedness

We may not be able to fund our future capital requirements internally or obtain third-party financing.

We may be required or choose to obtain additional debt or equity financing to meet our future working capital requirements, as well as to fund capital expenditures and acquisitions. To the extent we must obtain financing from external sources to fund our capital requirements, we cannot guarantee financing will be available on favorable terms, if at all. As of December 31, 2013, we have required debt payments of $21.4 million during the year ending December 31, 2014.

We may not be able to generate sufficient cash flow to meet our debt obligations, including the 2021 Senior Notes.

Our ability to make scheduled payments or to refinance our obligations with respect to the 2021 Senior Notes, our other debt and our other liabilities will depend on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and to certain financial, business and other factors beyond our control. If our cash flow and capital resources are insufficient to fund our debt obligations and other liabilities, we could face substantial liquidity problems and may be forced to reduce or delay scheduled expansions and capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. We cannot assure that our operating performance, cash flow and capital resources will be sufficient to repay our debt in the future. In the event that we are required to dispose of material assets or operations or restructure our debt to meet our debt and other obligations, we can make no assurances as to the terms of any such transaction or how quickly any such transaction could be completed.

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

As of December 31, 2013, we had $175 million of 2021 Senior Notes, $19.3 million in revolving credit borrowings at our wholly-owned German subsidiary ("Neenah Germany") and $17.6 million of project financing outstanding. In addition, availability under our bank credit agreement was approximately $104 million. Our leverage could have important consequences. For example, it could:

  •
  make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on the 2021 Senior Notes and our other indebtedness;

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

The terms of our indebtedness, including our bank credit agreement and the indenture governing the 2021 Senior Notes, contain covenants restricting our ability to, among other things, incur certain additional debt, make specified restricted payments, pay dividends, authorize or issue capital stock, enter into transactions with our affiliates, consolidate or merge with or acquire another business, sell certain of our assets or liquidate, dissolve or wind-up our company. As of December 31, 2013, under the most restrictive terms of debt agreements, our ability to pay cash dividends on our common stock is limited to a total of $25 million in a 12-month period.

In addition, our bank credit agreement contains covenants with which we must comply during the term of the agreement. Among other things, such covenants restrict our ability to incur certain additional debt, make specified restricted payments, authorize or issue capital stock, enter into transactions with affiliates, consolidate or merge with or acquire another business, sell certain of its assets, or dissolve or wind up. In addition, if we have outstanding borrowings under the our term loan or if borrowing availability under our bank credit agreement is less than $20 million, we are required to achieve a fixed charge coverage ratio (as defined in our bank credit agreement) of not less than 1.1 to 1.0 for the preceding 12-month period, tested as of the end of such quarter. As of December 31, 2013, we were in compliance with all terms of our bank credit agreement.

Our revolving credit facilities accrue interest at variable rates. As of December 31, 2013, we had 19.3 million of revolving credit borrowings outstanding. We may reduce our exposure to rising interest rates by entering into interest rate hedging arrangements, although those arrangements may result in us incurring higher interest expenses than we would incur without the arrangements. If interest rates increase in the absence of such arrangements, we will need to dedicate more of our cash flow from operations to make payments on our debt. For more information on our liquidity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."

Our failure to comply with the covenants contained in our revolving credit facility or the indenture governing the 2021 Senior Notes could result in an event of default that could cause acceleration of our indebtedness.

Our failure to comply with the covenants and other requirements contained in the indenture governing the 2021 Senior Notes, our revolving credit facility or our other debt instruments could cause an event of default under the relevant debt instrument. The occurrence of an event of default could trigger a default under our other debt instruments, prohibit us from accessing additional borrowings and permit the holders of the defaulted debt to declare amounts outstanding with respect to that debt to be immediately due and payable. Our assets or cash flows may not be sufficient to fully repay borrowings under our outstanding debt instruments, and we may be unable to refinance or restructure the payments on indebtedness on favorable terms, or at all.

Despite our indebtedness levels, we and our subsidiaries may be able to incur substantially more indebtedness, which may increase the risks created by our substantial indebtedness.

Because the terms of our bank credit agreement and the indenture governing the 2021 Senior Notes do not fully prohibit us or our subsidiaries from incurring additional indebtedness, we and our subsidiaries may be able to incur substantial additional indebtedness in the future, some of which may be secured. If we or any of our subsidiaries incur additional indebtedness, the related risks that we and they now face may intensify.

Our bank credit agreement is secured by a majority of our North American assets.

Our bank credit agreement is secured by a majority of our North American assets, including the capital stock of our subsidiaries. Neenah Germany is not a borrower or guarantor with respect to the bank credit agreement.

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

Our debt currently has a non-investment grade rating, and there can be no assurance that any rating assigned by the rating agencies will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in that rating agency's judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital, which could have a material adverse impact on our financial condition and results of operations.

We depend on our subsidiaries to generate cash flow to meet our debt service obligations, including payments on the 2021 Senior Notes.

We conduct a substantial portion of our business through our subsidiaries. Consequently, our cash flow and ability to service our debt obligations, including the 2021 Senior Notes, depend upon the earnings of our subsidiaries and the distribution of those earnings to us, or upon loans, advances or other payments made by these entities to us. The ability of these entities to pay dividends or make other payments or advances to us will be subject to applicable laws and contractual restrictions contained in the instruments governing their debt, including our revolving credit facility and the indenture governing the 2021 Senior Notes. These limitations are also subject to important exceptions and qualifications.

The ability of our subsidiaries to generate sufficient cash flow from operations to allow us to make scheduled payments on our debt, including the 2021 Senior Notes, will depend upon their future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control as well as their ability to repatriate cash to us. If our subsidiaries do not generate sufficient cash flow from operations to help us satisfy our debt obligations, including payments on the 2021 Senior Notes or if they are unable to distribute sufficient cash flow to us, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital expenditures or seeking to raise additional capital. Refinancing may not be possible, and any assets may not be saleable, or, if sold, we may not realize sufficient amounts from those sales. Additional financing may not be available on acceptable terms, if at all, or we may be prohibited from incurring it, if available, under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations on the 2021 Senior Notes.

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

As of December 31, 2013, following are the locations of our principal facilities and operating equipment and the products produced at each location. All the facilities are owned by us, except as otherwise noted:

Location	Equipment/Resources	Products
Fine Paper Segment
Appleton Mill Appleton, Wisconsin	Two paper machines; paper finishing equipment	Printing and writing, text, cover and other specialty papers
Converting Center Neenah, Wisconsin	Paper finishing equipment	Printing and writing, text, cover and other specialty papers
Neenah Mill Neenah, Wisconsin	Two paper machines; paper finishing equipment	Printing and writing, text, cover and other specialty papers
Whiting Mill Whiting, Wisconsin	Four paper machines; paper finishing equipment	Printing and writing, text, cover and other specialty papers
Technical Products Segment
Munising Mill Munising, Michigan	Two paper machines; two off line saturators; two off line coaters; specialty finishing equipment	Tapes, abrasives, premask, medical packaging and other durable, saturated and coated substrates
Bruckmühl Mill Bruckmühl, Germany	One paper machine; two saturator/coaters; finishing equipment	Masking tape backings and abrasive backings
Lahnstein Mill Lahnstein, Germany	One paper machine; three impregnating and coating machines; two calendars; finishing equipment	Nonwoven wall coverings, printing media and durable substrates
Weidach Mill Feldkirchen-Westerham, Germany	Two paper machines; three saturators; one laminator; three meltblown machines; specialty finishing equipment	Transportation filtration and other industrial filter media

See Note 6 of Notes to Consolidated Financial Statements, "Debt" for a description of the material encumbrances attached to the properties described in the table above.

Capacity Utilization

Paper machines in our manufacturing facilities generally operate on a combination of five or seven-day schedules to meet demand. We are not constrained by input factors and the maximum operating capacity of our manufacturing facilities is calculated based on operating days to account for variations in mix and different units of measure between assets. Due to required maintenance downtime and contract holidays, the maximum number of operating days is defined as 350 days per year. We generally expect to utilize approximately 85 to 95 percent of our maximum operating capacity. The following table presents our percentage utilization of maximum operating capacity by segment:

	Year Ended December 31,
	2013	2012 (1)	2011
Technical Products	88%	88%	87%
Fine Paper (2)	86%	85%	65%

(1)
The increase in the percentage of capacity utilization for our Fine Paper segment for the year ended December 31, 2012 compared to the prior year was primarily due to additional production related to the acquisition of the Wausau brands.
(2)
The Index, Tag and Vellum Bristol product lines acquired from Wausau in January 2012 are manufactured in our Fine Paper mills and the percentage of maximum capacity utilization for the Fine Paper segment includes such production.

As of December 31, 2013, following are the locations of our owned and leased office and laboratory space and the functions performed at each location.

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

German Tax Audits — Tax Years 2006 to 2007

In November 2010, the Company received a tax examination report from the German tax authorities challenging the validity of certain interest expense deductions claimed on the Company's tax returns for the years 2006 and 2007. In August 2011, the Company received tax assessments totaling €3.7 million from the German tax authorities and submitted an appeal challenging these assessments. The Company paid a total of €1.9 million against the August 2011 tax assessments and reflected these payments as assets (in "Income taxes receivable") in recognition that such amounts would be treated as prepayments against any assessments ultimately owed. During the first quarter of 2013, the Company reached a settlement with the German tax authorities for all issues related to the tax examination. The settlement resulted in a revised tax assessment of €0.5 million, which was approximately equal to the Company's liability for uncertain tax positions related to this issue at December 31, 2012. For the year ended December 31, 2013, the Company received refunds of the above tax prepayments of €1.4 million.

As of December 31, 2013, the Company reflected a liability for unrecognized tax benefits based on an assessment of the likelihood of alternative outcomes related to certain ongoing interest expense deductions through December 31, 2013. Management believes it is remote that the Company's liability for unrecognized tax benefits related to these matters will significantly increase within the next 12 months.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Neenah common stock is listed on the New York Stock Exchange and is traded under the ticker symbol NP. Trading, as reported on the New York Stock Exchange, Inc. Composite Transactions Tape, and dividend information follows:

	Common Stock Market Price
	High	Low	Dividends Declared
2013
Fourth quarter	$44.31	$37.50	$0.20
Third quarter	$40.38	$31.80	$0.20
Second quarter	$32.35	$27.44	$0.15
First quarter	$32.57	$27.70	$0.15
2012
Fourth quarter	$29.19	$23.67	$0.12
Third quarter	$30.61	$25.40	$0.12
Second quarter	$30.00	$24.48	$0.12
First quarter	$31.06	$22.31	$0.12

Dividends are declared at the discretion of the Board of Directors, and future dividends will depend on our future earnings, cash flow, financial requirements and other factors. Our ability to pay cash dividends on our common stock is limited under the terms of both our bank credit agreement and our 2021 Senior Notes. As of December 31, 2013, under the most restrictive terms of our debt agreements, our ability to pay cash dividends on our common stock is limited to a total of $25 million in a 12-month period. For the year ended December 31, 2013 we paid cash dividends of $0.70 per common share or $11.4 million. For the year ended December 31, 2012 we paid cash dividends of $0.48 per common share or $7.8 million. In November 2013, our Board of Directors approved a twenty percent increase in the annual dividend rate on our common stock to $0.96 per share. The dividend is scheduled to be paid in four equal quarterly installments beginning in March 2014.

As of February 14, 2014, Neenah had approximately 1,700 holders of record of its common stock. The closing price of Neenah's common stock on February 14, 2014 was $44.80.

The following table sets forth information regarding purchases of our common stock during the fourth quarter of 2013.

Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (b)
October 2013	3,300	$40.49	—	$10,000,000
November 2013	—	—	—	$10,000,000
December 2013 (a)	87,500	$42.76	—	$10,000,000

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

(b)
On May 17, 2013, the Company's Board of Directors authorized a program that would allow for the purchase of up to $10 million of outstanding Common Stock through May 16, 2014.

Equity Compensation Plan Information

The following table summarizes information about outstanding options, share appreciation rights and restricted stock units and shares reserved for future issuance under our existing equity compensation plans as of December 31, 2013.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted- average exercise price of outstanding options, warrants, and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,057,200	(2)(3)	$23.36	1,790,000
Equity compensation plans not approved by security holders	—		—	—

Total	1,057,200		$23.36	1,790,000

(1)
The weighted-average exercise price of outstanding options, warrants and rights does not take into account restricted stock units since they do not have an exercise price.

(2)
Includes (i) 810,300 shares issuable upon the exercise of outstanding options and stock appreciation rights ("SARs"), (ii) 94,700 shares issuable following the vesting and conversion of outstanding performance share unit awards, and (iii) 152,200 shares issuable upon the vesting and conversion of outstanding restricted stock units, all as of December 31, 2013.

As of December 31, 2013, we had an aggregate of 950,668 stock options and SARs outstanding. The weighted average exercise price of the stock options and SARs was $23.36 per share and the remaining contractual life of such awards was 5.8 years.

(3)
Includes 59,900 shares that would be issued upon the assumed exercise of 192,300 SARs at the $44.80 per share closing price of our common stock on February 14, 2014.

Item 6.    Selected Financial Data

The following table sets forth our selected historical financial and other data. You should read the information set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report. The statement of operations data for the years ended December 31, 2013, 2012 and 2011 and the balance sheet data as of December 31, 2013 and 2012 set forth below are derived from our audited historical consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of December 31, 2011, 2010 and 2009 and the statement of operations data for the years ended December 31, 2010 and 2009 set forth below are derived from our historical consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in millions, except per share data)
Consolidated Statement of Operations Data
Net sales	$844.5	$808.8	$696.0	$657.7	$573.9
Cost of products sold	678.9	649.7	570.6	537.7	472.3

Gross profit	165.6	159.1	125.4	120.0	101.6
Selling, general and administrative expenses	79.4	77.4	68.2	69.3	69.1
Integration/restructuring costs (a)	0.6	5.8	—	—	—
SERP settlement charge (b)	0.2	3.5	—	—	—
Loss on early retirement of debt (c)	0.5	0.6	2.4	—	—
Loss (gain) on closure and sale of the Ripon Mill (d)	—	—	—	(3.4)	17.1
Other (income) expense — net	1.1	1.4	(1.8)	(1.0)	(1.0)

Operating income	83.8	70.4	56.6	55.1	16.4
Interest expense — net	11.0	13.4	15.3	20.3	23.2

Income (loss) from continuing operations before income taxes	72.8	57.0	41.3	34.8	(6.8)
Provision (benefit) for income taxes	23.4	17.1	12.0	9.8	(5.0)

Income (loss) from continuing operations	49.4	39.9	29.3	25.0	(1.8)
Income (loss) from discontinued operations, net of taxes (g)	2.6	4.4	(0.2)	134.1	0.6

Net income (loss)	$52.0	$44.3	$29.1	$159.1	$(1.2)

Earnings (loss) from continuing operations per basic share	$3.02	$2.46	$1.91	$1.69	$(0.12)

Earnings (loss) from continuing operations per diluted share	$2.96	$2.41	$1.82	$1.61	$(0.12)

Cash dividends per common share	$0.70	$0.48	$0.44	$0.40	$0.40

Other Financial Data
Net cash flow provided by (used for):
Operating activities	$83.5	$40.1	$57.2	$54.5	$64.9
Capital expenditures	(28.7)	(25.1)	(23.1)	(17.4)	(8.4)
Other investing activities (g(3))	(4.6)	(7.2)	(5.8)	83.9	0.1
Financing activities (c)	15.0	(13.0)	(63.8)	(78.3)	(54.2)
Ratio of earnings to fixed charges (e)(f)	6.7x	4.8x	3.5x	2.6x	—

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in millions)
Consolidated Balance Sheet Data
Cash and cash equivalents	$73.4	$7.8	$19.8	$48.3	$5.6
Working capital, less cash and cash equivalents	128.4	138.9	70.2	81.6	93.2
Total assets	675.9	610.7	565.1	606.7	636.6
Long-term debt (c)	190.5	177.6	164.5	231.3	263.6
Total liabilities	408.4	412.9	398.4	447.5	527.0
Total stockholders' equity	267.5	197.8	166.7	159.2	109.6

(a)
For the year ended December 31, 2013, we incurred $0.4 million of integration costs related to the acquisition of the Southworth brands. For the year ended December 31, 2012, we incurred $5.8 million integration costs related to the acquisition of the Wausau brands.

(b)
For the years ended December 31, 2013 and 2012, benefit payments under the SERP exceeded the sum of expected service cost and interest costs for the plan for the respective calendar years. In accordance with ASC Topic 715, Compensation — Retirement Benefits ("ASC Topic 715"), we measured the liabilities of the SERP and recognized settlement losses of $0.2 million and $3.5 million, respectively.

(c)
For the year ended December 31, 2013, we redeemed $90 million of 2014 Senior Notes and repaid all outstanding term loan borrowings ($29.3 million). In connection with the early extinguishment of debt we recognized a pre-tax loss of $0.5 million for the write-off of unamortized debt issuance costs. For the year ended December 31, 2012, we completed an early redemption of $68 million in aggregate principal amount of the 2014 Senior Notes. In connection with the early redemption we recognized a pre-tax loss of $0.6 million, including a call premium and the write-off of unamortized debt issuance costs. For the year ended December 31, 2011, we completed an early redemption of $65 million in aggregate principal amount of the 2014 Senior Notes. In connection with the early redemption we recognized a pre-tax loss of $2.4 million, including a call premium and the write-off of unamortized debt issuance costs.

(d)
In May 2009, we permanently closed the Ripon Mill. The closure resulted in a pre-tax charge of $17.1 million comprised of $5.8 million in non-cash charges primarily for losses related to the carrying value of property, plant and equipment, a curtailment loss of $0.8 million related to postretirement benefit plans in which employees of the Ripon Mill participated and cash payments for contract terminations, severances and other employee costs of $10.5 million.

In October 2011, we sold the remaining assets of the Ripon Mill to Diamond Pet Food Processors of Ripon, LLC ("Diamond") for gross proceeds of $9 million. Pursuant to the terms of the transaction, Diamond acquired all the assets and assumed responsibility for substantially all the remaining liabilities associated with the Ripon Mill. We recognized a pre-tax gain on the sale of $3.4 million in the fourth quarter of 2011.

(e)
For purposes of determining the ratio of earnings to fixed charges, earnings consist of income before income taxes (less interest) plus fixed charges. Fixed charges consist of interest expense, including amortization of debt issuance costs, and the estimated interest portion of rental expense.

(f)
For the year ended December 31, 2009, fixed charges exceeded earnings by $6.8 million.

(g)
The following table presents the results of discontinued operations:

	Year Ended December 31,
	2013 (1)	2012 (2)	2011 (3)	2010	2009
	(Dollars in millions)
Discontinued operations: (4)
Income (loss) from operations
Income (loss) from operations	$4.2	$(0.1)	$(0.3)	$1.0	$2.8

Gain on disposal of the Woodlands	—	—	—	74.1	—
Reclassification of cumulative translation adjustments related to investments in Canada	—	—	—	87.9	—
Loss on disposal — Pictou Mill	—	—	—	—	(0.3)

Gain (loss) on disposal	—	—	—	162.0	(0.3)

Income (loss) before income taxes	4.2	(0.1)	(0.3)	163.0	2.5
Provision (benefit) for income taxes	1.6	(4.5)	(0.1)	28.9	1.9

Income (loss) from discontinued operations, net of taxes	$2.6	$4.4	$(0.2)	$134.1	$0.6

(1)
During the first quarter of 2013, we received a refund of excess pension contributions, less withholding taxes, from the terminated Terrace Bay pension plan. As a result, we recorded income before income taxes from discontinued operations of $4.2 million and a related provision for income taxes of $1.6 million.

(2)
In November 2012, audits of the 2007 and 2008 tax years were finalized with a finding of no additional taxes due. As a result, we recognized a non-cash tax benefit of $4.5 million related to the reversal of certain liabilities for uncertain income tax positions.

(3)
In March 2010, Neenah Canada sold approximately 475,000 acres of woodland assets in Nova Scotia (the "Woodlands") to Northern Timber Nova Scotia Corporation, an affiliate of Northern Pulp (collectively, "Northern Pulp"), for C$82.5 million ($78.6 million) resulting in a pre-tax gain of $74.1 million. The sale of the Woodlands resulted in the substantially complete liquidation of the Company's investment in Neenah Canada. In accordance with Accounting Standards Codification ("ASC") Topic 830, Foreign Currency Matters ("ASC Topic 830"), $87.9 million of cumulative currency translation adjustments attributable to the Company's Canadian subsidiaries was reclassified into earnings and recognized as part of the gain on sale of the Woodlands. See Note 4 of Notes to Consolidated Financial Statements, "Discontinued Operations."

(4)
For the years ended December 31, 2013, 2012, 2011, 2010 and 2009, the results of operations of the Pictou Mill and the Woodlands and the loss on disposal of the Pictou Mill are reported as discontinued operations in the Consolidated Statement of Operations Data.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the years ended December 31, 2013, 2012 and 2011. Also discussed is our financial position as of December 31, 2013 and 2012. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See "Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Business Segments

Our technical products business is a leading international producer of transportation and other filter media and durable, saturated and coated substrates for a variety of end markets. We focus on categories where we believe we are, or can be, a market leader, which include, among others, the transportation and other filtration media, specialty tape, abrasive, label and other technical products markets. Our technical products manufacturing facilities are located near Munich and Frankfurt, Germany and in Munising, Michigan.

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

The other segment includes the Index, Tag and Vellum Bristol product lines acquired from Wausau.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, income before interest and income taxes (which we refer to as "operating income" in this Management's Discussion and Analysis of Financial Condition and Results of Operations) and other information relevant to an understanding of our results of operations.

Executive Summary

During 2013, global economic conditions generally improved from the prior year. The recovery was more pronounced in the U.S., while demand remained subdued in regions such as Western Europe and slowed in certain emerging markets.

In our Technical Products businesses, sales volumes for many product categories are sensitive to changes in gross domestic product in the countries in which we compete. The majority of sales for our Technical Products business are in Europe. In our Fine Paper business, which is mostly in North America, demand for these premium products is correlated with changes in the North American uncoated free sheet market. Demand for uncoated free sheet was down 2.5 percent in 2013 as reported by the Pulp and Paper Products Council as this market remains subject to secular pressures from the increasing use of electronic media for communication. In both of our segments, our objective is to outperform the markets through expansion into adjacent products and new geographies, through share gains and through acquisitions. In 2013, results in our Fine Paper segment benefitted from the purchase of certain premium fine paper brands and other assets from Southworth on January 31, 2013 and from an additional month of sales following a similar acquisition of brands from Wausau on January 31, 2012.

Additional external factors impacting results in 2013 were higher input costs, especially for fiber and energy. Over time, we target changes in selling prices and operation efficiencies to offset impacts from higher input costs.

Analysis of Net Sales — Years Ended December 31, 2013, 2012 and 2011

The following table presents net sales by segment and net sales expressed as a percentage of total net sales:

	Year Ended December 31,
	2013	2013	2012	2012	2011	2011
Net sales
Technical Products	$416.1	49%	$406.6	50%	$421.1	61%
Fine Paper	401.8	48%	372.7	46%	274.9	39%
Other	26.6	3%	29.5	4%	—	—

Consolidated	$844.5	100%	$808.8	100%	$696.0	100%

Commentary:

Year 2013 versus 2012

			Change in Net Sales Compared to the Prior Year
	Year Ended December 31,
				Change Due To
			Total Change
	2013	2012		Volume	Average Net Price	Currency
Technical Products	$416.1	$406.6	$9.5	$5.1	$(4.2)	$8.6
Fine Paper	401.8	372.7	29.1	16.7	12.4	—
Other	26.6	29.5	(2.9)	(2.9)	—	—

Consolidated	$844.5	$808.8	$35.7	$18.9	$8.2	$8.6

Consolidated net sales for the year ended December 31, 2013 were $35.7 million higher than the prior year primarily due to incremental volume growth in both segments, a more favorable product mix for our fine paper business and favorable currency exchange rate effects.

•
Net sales in our technical products business increased $9.5 million, or two percent, as favorable currency effects and increased volume more than offset lower average selling prices. Sales volumes increased approximately one percent from the prior year due to growth in transportation filtration and specialty tape shipments that more than offset a decline in wall covering volume. Favorable currency exchange effects reflected a three percent strengthening of the Euro relative to the U.S. dollar during 2013. Average selling prices decreased less than one percent from the prior year and included the effect of contractual price adjustments for certain grades due to the pass-through of lower input costs.

•
Net sales in our fine paper business increased $29.1 million or eight percent from the prior year due to increased volume and a more favorable product mix. Sales volumes increased approximately four percent due to incremental volume from the acquisitions of the Southworth and Wausau brands and double-digit growth in luxury packaging shipments, partially offset by lower shipments of both lower priced non-branded products and certain branded products. Average net price improved from the prior year due to a more favorable product mix that included a greater proportion of higher priced products and modestly higher average selling prices.

•
Other net sales decreased $2.9 million from the prior year due to lower sales volume for the Index, Tag and Vellum Bristol product lines acquired from Wausau.

Year 2012 versus 2011

			Change in Net Sales Compared to the Prior Year
	Year Ended December 31,
				Change Due To
			Total Change
	2012	2011		Volume	Average Net Price	Currency
Technical Products	$406.6	$421.1	$(14.5)	$(2.5)	$10.3	$(22.3)
Fine Paper	372.7	274.9	97.8	97.2	0.6	—
Other	29.5	—	29.5	29.5	—	—

Consolidated	$808.8	$696.0	$112.8	$124.2	$10.9	$(22.3)

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

•
Net sales in our technical products business decreased $14.5 million, or three percent, as higher average net price was more than offset by unfavorable currency exchange effects and lower shipment volume. The higher average net price reflected a more favorable product mix due to growth in transportation filtration, labels and medical packaging products and a one percent increase in average selling prices. Unfavorable currency exchange effects reflected an eight percent weakening of the Euro relative to the U.S. dollar during 2012. Shipment volumes decreased less than one percent from the prior year as strong growth in transportation filtration, wall covering, medical packaging products and label shipments was more than offset by lower specialty tape and abrasive volume.

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

•
Other net sales were $29.5 million and reflected sales volume for the Index, Tag and Vellum Bristol product lines acquired from Wausau.

Analysis of Operating Income — Years Ended December 31, 2013, 2012 and 2011

The following table sets forth line items from our consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Year Ended December 31,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of products sold	80.4	80.3	82.0

Gross profit	19.6	19.7	18.0
Selling, general and administrative expenses	9.4	9.6	9.8
One-time adjustments	0.2	1.2	0.4
Other (income) expense — net	0.1	0.2	(0.3)

Operating income	9.9	8.7	8.1
Interest expense — net	1.3	1.7	2.2

Income from continuing operations before income taxes	8.6	7.0	5.9
Provision for income taxes	2.8	2.1	1.7

Income from continuing operations	5.8%	4.9%	4.2%

The following table sets forth our operating income by segment for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Operating income
Technical Products	$38.6	$37.6	$33.8
Fine Paper	59.8	50.0	39.7
Other	1.2	2.4	—
Unallocated corporate costs	(15.8)	(19.6)	(16.9)

Operating Income as Reported	83.8	70.4	56.6

Adjustments for One-time Items
Fine Paper
Acquisition integration costs	0.4	5.8	—

Technical Products
Restructuring costs	0.2	—	—

Unallocated corporate costs
SERP settlement charge	0.2	3.5	—
Loss on early extinguishment of debt	0.5	0.6	2.4

Total	0.7	4.1	2.4

Total One-time Adjustments	1.3	9.9	2.4

Operating Income as Adjusted	$85.1	$80.3	$59.0

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

Commentary:

Year 2013 versus 2012

			Change in Operating Income (Loss) Compared to the Prior Year
	Year Ended December 31,			Change Due To
			Total Change		Net Price (a)	Material Costs (b)
	2013	2012		Volume			Currency	Other
Technical Products	$38.6	$37.6	$1.0	$2.4	$(1.8)	$0.4	$0.6	$(0.6)
Fine Paper (c)	59.8	50.0	9.8	9.2	7.0	(3.6)	(0.1)	(2.7)
Other	1.2	2.4	(1.2)	(1.5)	—	—	—	0.3
Unallocated corporate costs (d)	(15.8)	(19.6)	3.8	—	—	—	—	3.8

Consolidated	$83.8	$70.4	$13.4	$10.1	$5.2	$(3.2)	$0.5	$0.8

(a)
Includes price changes, net of changes in product mix.
(b)
Includes price changes for raw materials and energy.
(c)
For the year ended December 31, 2013, Fine Paper results include $0.4 million of integration costs related to the Southworth acquisition. For the year ended December 31, 2012, Fine Paper results include $5.8 million of integration costs related to the Wausau acquisition and non-cash charges for the revaluation of inventory and profit in inventory.

(d)
For the year ended December 31, 2013 unallocated corporate costs include $0.5 million of costs related to the early redemption of 2014 Senior Notes and a $0.2 million SERP settlement charge and. For the year ended December 31, 2012 unallocated corporate costs include a $3.5 million SERP settlement charge and $0.6 million of costs related to the early redemption of our 2014 Senior Notes.

Consolidated operating income of $83.8 million for the year ended December 31, 2013 increased $13.4 million from the prior year. Excluding aggregate charges of $1.3 million in 2013 for integration and restructuring costs, costs related to the early extinguishment of debt and the SERP settlement charge and aggregate charges of $9.9 million in 2012 for acquisition-related integration costs, costs related to the early extinguishment of debt and a SERP settlement charge, operating income for the year ended December 31, 2013 increased $4.8 million from the prior year. The improvement in operating income was primarily due to incremental volume related to the Southworth and Wausau acquisitions and a more favorable product mix for both businesses partially offset by higher operating costs in our fine paper business to support the acquired brands and lower average selling prices for our technical products business.

•
Operating income for our technical products business increased $1.0 million or three percent from the prior year. The improvement in operating income resulted from a more favorable product mix and increased volume, partially offset by lower average selling prices. The more favorable product mix was primarily due to growth in higher value filtration and specialty tape shipments.

•
Operating income for our fine paper business increased $9.8 million or 20 percent from the prior year. Excluding acquisition related integration costs of $0.4 million in 2013 and $5.8 million in 2012, operating income increased $4.4 million or eight percent primarily due to incremental volume related to the Southworth and Wausau acquisitions and a more favorable product mix, partially offset by higher manufacturing inputs costs and increased distribution costs, and selling and administrative spending in support of the acquired brands.

•
Operating income of $1.2 million for the Other segment was $1.2 million unfavorable to the prior year primarily due to lower volume for the Index, Tag and Vellum Bristol product lines acquired from Wausau, partially offset by lower operating costs.

•
Unallocated corporate costs for the year ended December 31, 2013 were $15.8 million, or $3.8 million favorable to the prior year. Excluding the SERP settlement charge and costs related to the early redemption of 2014 Senior Notes in 2013 and 2012, unallocated corporate expenses were $0.4 million favorable to the prior year.

Year 2012 versus 2011

			Change in Operating Income (Loss) Compared to the Prior Year
	Year Ended December 31,			Change Due To
			Total Change		Net Price (a)	Material Costs (b)
	2012	2011		Volume			Currency	Other (c)
Technical Products	$37.6	$33.8	$3.8	$(0.3)	$6.8	$0.7	$(1.7)	$(1.7)
Fine Paper (d)	50.0	39.7	10.3	23.0	2.5	10.0	—	(25.2)
Other	2.4	—	2.4	2.4	—	—	—	—
Unallocated corporate costs (d)	(19.6)	(16.9)	(2.7)	—	—	—	—	(2.7)

Consolidated	$70.4	$56.6	$13.8	$25.1	$9.3	$10.7	$(1.7)	$(29.6)

(a)
Includes price changes, net of changes in product mix.
(b)
Includes price changes for raw materials and energy.
(c)
For the year ended December 31, 2012, Fine Paper results include $5.8 million of integration costs related to the Wausau acquisition and non-cash charges for the revaluation of inventory and profit in inventory.
(d)
For the year ended December 31, 2012 unallocated corporate costs include a $3.5 million SERP settlement charge and $0.6 million of costs related to the early redemption of $68 million of our 2014 Senior Notes. For the year ended December 31, 2011 unallocated corporate costs include $2.4 million of costs related to the early redemption of $65 million of our 2014 Senior Notes.

Consolidated operating income of $70.4 million for the year ended December 31, 2012 increased $13.8 million from the prior year. Excluding acquisition related integration costs of $5.8 million, a SERP settlement charge of $3.5 million and costs of $0.6 million related to the early redemption of our 2014 Senior Notes in 2012 and costs of $2.4 related to the early redemption of our 2014 Senior Notes in 2011, operating income for the year ended December 31, 2012 increased $21.3 million or 36 percent from the prior year with gains in both business segments. The improvement in operating income was primarily due to incremental volume and manufacturing efficiencies related to the brands acquired from Wausau, lower manufacturing input costs in our fine paper business and higher average net prices. These favorable variances were partially offset by additional costs related to the acquisition of the Wausau brands, including certain non-recurring items.

•
Operating income for our technical products business increased $3.8 million or 11 percent from the prior year. The income improvement resulted from a more favorable product mix, reflecting growth in higher value filtration and wallcovering shipments; and higher selling prices for most products. Operating income also benefitted from manufacturing cost efficiencies.

•
Operating income for our fine paper business increased $10.3 million or 26 percent from the prior year. Excluding acquisition related integration costs of $5.8 million, operating income increased $16.1 million or 41 percent primarily due to incremental volume related to the brands acquired from Wausau, lower manufacturing input costs and higher average net selling prices; partially offset by SG&A and other costs, including spending and non-cash charges for the revaluation of inventory and profit in inventory, related to the purchase of the Wausau brands.

•
Other operating income was $2.4 million and reflected the operating results for the Index, Tag and Vellum Bristol product lines.

•
Unallocated corporate costs for the year ended December 31, 2012 were $19.6 million, or $2.7 million unfavorable to the prior year period. Excluding the SERP settlement charge and costs related to the early redemption of our 2014 Senior Notes in 2012 and 2011, unallocated corporate costs were $1.0 million unfavorable to the prior year due to higher employee benefit costs.

Additional Statement of Operations Commentary:

•
SG&A expense of $79.4 million for the year ended December 31, 2013 was $2.0 million higher than the prior year primarily due to higher selling and administrative costs related to the brands acquired from Southworth and Wausau. SG&A expense as a percentage of net sales for the year ended December 31, 2013, was approximately 9.4 percent and was 0.2 percentage points lower than the prior year as the increase in net sales in the current year more than offset higher SG&A expenses.

  SG&A expense of $77.4 million for the year ended December 31, 2012 was $9.2 million higher than the prior year primarily due to higher selling and advertising costs related to the brands acquired from Wausau. SG&A expense as a percentage of net sales for the year ended December 31, 2012, was approximately 9.6 percent and was 0.2 percentage points lower than the prior year as the increase in net sales in 2012 more than offset higher SG&A expenses.

•
For the years ended December 31, 2013, 2012 and 2011, we incurred $11.2 million, $13.5 million and $15.6 million of interest expense, respectively. For the year ended December 31, 2013, the decrease in interest expense from the prior year was primarily due to lower weighted average interest rates due to the early redemption of our 2014 Senior Notes. For the year ended December 31, 2012, the decrease in interest expense from the prior year was primarily due to lower weighted average debt levels due to the early redemption of our 2014 Senior Notes.

•
In general, our effective tax rate differs from the U.S. statutory tax rate of 35 percent primarily due to the benefits of our corporate tax structure and the proportion of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate. For the years ended December 31, 2013 and 2012, our effective income tax rate related to continuing operations was 32 percent and 30 percent, respectively. The increase in our effective tax rate for the year ended December 31, 2013 from the prior year was primarily due to the U.S. taxation of increased cash repatriation from Germany partially offset by the one-time benefit of a state research and development credit. Excluding the one-time benefit of the research and development credit, our effective income tax rate would be approximately 35 percent. For the year ended December 31, 2011, our effective income tax rate related to continuing operations was approximately 29 percent. For a reconciliation of effective tax rate to the U.S. federal statutory tax rate, see Note 5 of Notes to Consolidated Financial Statements, "Income Taxes."

Liquidity and Capital Resources

	Year Ended December 31,
	2013	2012	2011
Net cash flow provided by (used in):
Operating activities	$83.5	$40.1	$57.2
Investing activities:
Capital expenditures	$(28.7)	$(25.1)	$(23.1)
Purchase of brands	(5.2)	(14.1)	—
Proceeds from asset sales	0.6	—	—
Other investing activities	—	6.9	(5.8)

Total	$(33.3)	$(32.3)	$(28.9)

Financing activities	$15.0	$(13.0)	$(63.8)
Net increase (decrease) in cash and cash equivalents (a)	$65.6	$(5.0)	$(35.5)

(a)
Includes the effect of exchange rate changes on cash and cash equivalents.

Operating Cash Flow Commentary

•
Cash provided by operating activities of $83.5 million for the year ended December 31, 2013 was $42.4 million favorable to cash provided by operating activities of $40.1 million in the prior year. The favorable comparison was primarily due to a $14.3 million year-over-year reduction in our working capital requirements, a $13.4 million improvement in income from operations and lower spending for acquisitions in 2013 ($4.8 million).

•
Cash provided by operating activities of $40.1 million for the year ended December 31, 2012 was $17.1 million lower than cash provided by operating activities of $57.2 million in the prior year. Cash provided by operating activities for the year ended December 31, 2012 include an increase in our investment in working capital of $20.9 million, acquisition related spending of $12.4 million, a SERP payment of $6.9 million and excess tax benefits of $6.1 million related to the vesting or exercise of stock-based awards. The increase in our investment in working capital was primarily due to higher inventory levels to support the brands acquired from Wausau.

Investing Commentary:

•
For the years ended December 31, 2013 and 2012, cash used by investing activities was $33.3 million and $32.3 million, respectively. Cash used by investing activities for the year ended December 31, 2013 includes a payment of $5.2 million to acquire the Southworth brands. Cash used by investing activities for the year ended December 31, 2012 includes a payment of $14.1 million to acquire the Wausau brands offset by a $7.0 million reduction in restricted cash used to pay SERP benefits.

•
Capital expenditures for the year ended December 31, 2013 were $28.7 million compared to spending of $25.1 million in the prior year. In general, we have aggregate planned capital expenditures of up to $30 million annually. We believe that the level of our capital spending allows us to maintain the efficiency and cost effectiveness of these assets and invest in expanded capabilities for our manufacturing assets to successfully pursue strategic initiatives and deliver attractive returns.

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

•
For the year ended December 31, 2013, cash provided by financing activities was $15.0 million compared to cash used in financing activities of $13.0 million for the year ended December 31, 2012. Cash flows from financing activities for the year ended December 31, 2013, included proceeds of $175 million from the issuance of the 2021 Senior Notes. For the years ended December 31, 2013 and 2012, cash flows from financing activities included outflows of $90 million and $68 million, respectively for the early redemption of the 2014 Senior Notes.

  Unsecured Senior Notes

  In May 2013, we issued $175 million of 2021 Senior Notes. Proceeds from this offering were used to retire the remaining principal amount of 2014 Senior Notes, to repay approximately $56 million in outstanding revolver borrowings under our bank credit agreement and for general corporate purposes.

  In May 2013, we completed an early redemption of $20 million of our 2014 Senior Notes. The 2014 Senior Notes were redeemed at par value plus accrued but unpaid interest. The early redemption was financed with revolver borrowings under our bank credit agreement and resulted in a pre-tax loss of $0.1 million due to the write-off of related unamortized debt issuance costs.

  In June 2013, we used a portion of the proceeds from the issuance of the 2021 Senior Notes to retire the remaining $70 million in outstanding 2014 Senior Notes. The 2014 Senior Notes were redeemed at par value plus accrued but unpaid interest. The retirement of the 2014 Senior Notes resulted in a pre-tax loss of $0.3 million due to the write-off of related unamortized debt issuance costs. As of December 31, 2013 there were no 2014 Senior Notes outstanding. See Note 6 of Notes to Condensed Consolidated Financial Statements, "Debt."

  Secured Bank Credit Facility

  In June 2013, we amended our bank credit agreement to, among other things; (i) modify the bank credit agreement's accordion feature to permit us, subject to certain conditions, to increase the aggregate revolving credit facility commitments by up to $30 million, to a maximum amount of $180 million (ii) increase our allowable dividends paid to shareholders in any period of 12 consecutive months to $25 million, (iii) allow us to repurchase up to $30 million of our common stock on or before December 31, 2014, with no more than $15 million of that amount to be repurchased on or before December 31, 2013, and (iv) make certain definitional and administrative changes.

  In June 2012, we repaid all outstanding term loan borrowings ($29.3 million) and recognized a pre-tax loss of $0.1 million on the early extinguishment of debt due to the write-off of unamortized debt issuance costs. As of December 31, 2013, there were no term loan borrowings outstanding and such amounts may not be redrawn. See Note 6 of Notes to Condensed Consolidated Financial Statements, "Debt."

  Other Debt

  In January 2013, our wholly-owned German subsidiary ("Neenah Germany") entered into the Second German Loan Agreement to finance the construction of a melt blown machine. The agreement provides for €9.0 million of construction financing which is secured by the melt blown machine. The loan matures in September 2022 and principal is repaid in equal quarterly installments beginning in December 2014. At December 31, 2013, €9.0 million ($12.4 million, based on exchange rates at December 31, 2013) was outstanding under the Second German Loan Agreement.

•
Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of December 31, 2013, we had no amounts outstanding under our Revolver and $104.2 million of available credit. In addition, we had €14.0 million ($19.3 million, based on exchanges rates at December 31, 2013) outstanding under our German Lines of Credit and €6.0 million ($8.2 million, based on exchanges rates at December 31, 2013) of available credit.

•
We have required debt payments through December 31, 2014 of $21.4 million. Such payments include $19.3 million for amounts outstanding under our German Lines of Credit and $2.1 million for required amortization payments on our German Loan Agreements.

•
For the year ended December 31, 2013, cash and cash equivalents increased $65.6 million to $73.4 million at December 31, 2013 from $7.8 million at December 31, 2012 and debt increased $29.6 million to $211.9 million at December 31, 2013 from $182.3 million at December 31, 2012. Net debt (total debt minus cash and cash equivalents) decreased by $36.0 million.

•
As of December 31, 2013, our cash balance consists of $67.3 million in the U.S. and $6.1 million held at entities outside of the U.S. We are not aware of any restrictions regarding the repatriation of our non-U.S. cash. Although we plan to use this cash at our non-U.S. entities, if we repatriated these cash balances to the U.S., we could incur significant tax expense.

Transactions with shareholders

•
For the years ended December 31, 2013 and 2012, we paid cash dividends of $0.70 per common share or $11.4 million and $0.48 per common share or $7.8 million, respectively.

  In November 2013, our Board of Directors approved a twenty percent increase in the annual dividend rate on our common stock to $0.96 per share. The dividend is scheduled to be paid in four equal quarterly installments beginning in March 2014. As of December 31, 2013, under the most restrictive terms of our debt agreements, our ability to pay cash dividends on our common stock is limited to a total of $25 million in a 12-month period.

•
In May 2013, our Board of Directors authorized the 2013 Stock Purchase Plan. The 2013 Stock Purchase Plan will allow us to repurchase up to $10 million of our outstanding Common Stock through May 2014. The similarly-sized 2012 Stock Purchase Plan expired in May 2013. We made aggregate purchases of 158,000 shares of common stock for $4.1 million under the 2012 Stock Purchase Plan since it was created. All such purchases occurred in the year ended December 31, 2012. For the year ended December 31, 2013, there were no purchases under either stock purchase plan.

  For the years ended December 31, 2013 and 2012, we acquired approximately 111,000 and 302,000 shares of Common Stock, respectively, at a cost of $4.6 million and $7.6 million, respectively, for shares surrendered by employees to pay taxes due on vested restricted stock awards and stock appreciation rights exercised. In addition, we received $3.7 million and $5.3 million in proceeds from the exercise of employee stock options for the years ended December 31, 2013 and 2012, respectively. For the years ended December 31, 2013 and 2012, we recognized excess tax benefits of $2.6 million and $6.1 million, respectively, related to the vesting or exercise of stock-based awards.

Other Items:

•
As of December 31, 2013, we had $32.9 million and $51.5 million of U.S. federal and state net operating losses ("NOLs"), respectively. If not used, substantially all of the NOLs will expire in various amounts between 2028 and 2030. In addition, we had $2.3 million of state research and developments credits which, if not used, will expire in 2017. We expect that we will fully utilize our U.S. federal NOLs and be required to pay U.S. federal income taxes in 2014.

•
German Tax Audits — Tax Years 2006 to 2007

  In November 2010, we received a tax examination report from the German tax authorities challenging the validity of certain interest expense deductions claimed on our tax returns for the years 2006 and 2007. In August 2011, we received tax assessments totaling €3.7 million from the German tax authorities and submitted an appeal challenging these assessments. We paid a total of €1.9 million against the August 2011 tax assessments and reflected these payments as assets (in "Income taxes receivable") in recognition that such amounts would be treated as prepayments against any assessments ultimately owed. During the first quarter of 2013, we reached a settlement with the German tax authorities for all issues related to the tax examination. The settlement resulted in a revised tax assessment of €0.5 million. For the year ended December 31, 2013, we received refunds of the above tax prepayments of €1.4 million.

  As of December 31, 2013, we reflected a liability for unrecognized tax benefits based on an assessment of the likelihood of alternative outcomes related to certain ongoing interest expense deductions through

  December 31, 2013. See Note 11 of Notes to Condensed Consolidated Financial Statements, "Contingencies and Legal Matters."

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

Contractual Obligations

The following table presents the total contractual obligations for which cash flows are fixed or determinable as of December 31, 2013:

(In millions)	2014	2015	2016	2017	2018	Beyond 2018	Total
Long-term debt payments	$21.4	$3.3	$3.2	$1.6	$1.6	$180.8	$211.9
Interest payments on long-term debt (a)	10.7	9.6	9.5	9.4	9.4	22.1	70.7
Open purchase orders (b)	44.1	—	—	—	—	—	44.1
Other post-employment benefit obligations (c)	3.9	3.3	3.7	4.0	4.1	19.8	38.8
Contributions to pension trusts	16.0	—	—	—	—	—	16.0
Minimum purchase commitments (d)	7.6	1.0	1.0	1.0	1.0	—	11.6
Operating leases	1.8	1.2	0.8	0.3	—	—	4.1

Total contractual obligations	$105.5	$18.4	$18.2	$16.3	$16.1	$222.7	$397.2

(a)
Interest payments on long-term debt includes interest on variable rate debt at December 31, 2013 weighted average interest rates.

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

(d)
The minimum purchase commitments in 2014 are primarily for coal contracts. Although we are primarily liable for payments on the above operating leases and minimum purchase commitments, based on historic operating performance and forecasted future cash flows, we believe our exposure to losses, if any, under these arrangements is not material.

Adoption of New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU No. 2013-02") which amends ASC Topic 220, Other Comprehensive Income. ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income ("OCI") either on the face of the income statement or as a separate disclosure in the notes to the financial statements. ASU No. 2013-02 also requires companies to disclose the income statement line items impacted by any significant reclassifications, such as the amortization of pension and other post-employment benefits adjustments. The Company adopted ASU No. 2013-02 on January 1, 2013. The adoption of ASU No. 2013-02 did not have an impact on the Company's results of operations, financial position or cash flows. See Note 7, "Pension and Other Postretirement Benefits" for additional information.

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU No. 2013-11") which amends ASC Topic 740, Income Taxes. In general, ASU No. 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The Company prospectively adopted ASU

No. 2013-11 on September 30, 2013. The adoption of ASU No. 2013-11 resulted in a $3.7 million reduction in the Company's deferred tax assets due to the reclassification of benefits for uncertain income tax positions.

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

Inventories

We value U.S. inventories at the lower of cost, using the Last-In, First-Out ("LIFO") method for financial reporting purposes, or market. German inventories are valued at the lower of cost, using a weighted-average cost method, or market. The First-In, First-Out value of U.S. inventories valued on the LIFO method was $86.6 million and $91.8 million at December 31, 2013 and 2012, respectively and exceeded such LIFO value by $13.8 million and $12.8 million, respectively. Cost includes labor, materials and production overhead.

Income Taxes

As of December 31, 2013, we have recorded aggregate deferred income tax assets of $36.1 million related to temporary differences, net operating losses and credits. As of December 31, 2012, our aggregate deferred income tax assets were $62.9 million and had a valuation allowance against such deferred income tax assets of $0.4 million. In determining the need for a valuation allowance, we consider many factors, including specific taxing jurisdictions, sources of taxable income, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance would be recognized if, based on the weight of available evidence, we conclude that it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

As of December 31, 2013 and 2012, our liability for uncertain income taxes positions was $4.3 million and $4.8 million, respectively. In evaluating and estimating tax positions and tax benefits, we consider many factors which may result in periodic adjustments and which may not accurately anticipate actual outcomes.

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

Consolidated pension expense for defined benefit pension plans was $7.9 million, $11.3 million and $5.4 for the years ended December 31, 2013, 2012 and 2011, respectively. The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense was 7.00 percent, 7.25 percent and 7.75 percent for the years ended December 31, 2013, 2012 and 2011, respectively. The expected long-term rate of return on pension fund assets held by our pension trusts was determined based on several factors, including input from pension investment consultants and projected long-term returns of broad equity and bond indices. We also considered the plans' historical 10-year and 15-year compounded annual returns. We anticipate that, on average, actively managed U.S. pension plan assets will generate annual long-term rates of return of at least 7.00 percent. Our expected long-term rate of return on the assets in the plans is based on an asset allocation assumption of about 35 percent with equity managers, with expected long-term rates of return of approximately 8 to10 percent, and 65 percent with fixed income managers, with an expected long-term rate of return of approximately 5 to 7 percent. The actual asset allocation is regularly reviewed and periodically rebalanced to the targeted allocation when considered appropriate. We evaluate our investment strategy and long-term rate of return on pension asset assumptions at least annually.

Pension expense is estimated based on the fair value of assets rather than a market-related value that averages gains and losses over a period of years. Investment gains or losses represent the difference between the expected return calculated using the fair value of the assets and the actual return based on the fair value of assets. The variance between the actual and the expected gains and losses on pension assets is recognized in pension expense more rapidly than it would be if a market-related value for plan assets was used. As of December 31, 2013, our pension plans had cumulative unrecognized investment losses and other actuarial losses of $64.8 million. These unrecognized net losses may increase our future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate our pension obligations or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the "corridor" determined under ASC Topic 715.

The discount (or settlement) rate that is utilized for determining the present value of future pension obligations in the U.S. is generally based on the yield for a theoretical basket of AA-rated corporate bonds currently available in the market place, whose duration matches the timing of expected pension benefit payments. The discount (or settlement) rate that is utilized for determining the present value of future pension obligations in Germany is generally based on the IBOXX index of AA-rated corporate bonds adjusted to match the timing of expected pension benefit payments. The weighted average discount rate utilized to determine the present value of future pension obligations at December 31, 2013 and 2012 was 4.88 percent and 4.19 percent, respectively.

Our consolidated pension expense in 2014 is based on the expected weighted-average long-term rate of return on assets and the weighted-average discount rate described above and various other assumptions. Pension expense beyond 2014 will depend on future investment performance, our contributions to the pension trusts, changes in discount rates and various other factors related to the covered employees in the plans.

The fair value of the assets in our defined benefit plans at December 31, 2013 of approximately $261 million increased approximately $22 million from the fair value of about $239 million at December 31, 2012, as investment gains and employer contributions exceeded benefit payments. At December 31, 2013, the projected benefit obligations of our defined benefit plans exceeded the fair value of plan assets by approximately $59 million which was approximately $27 million smaller than the $86 million deficit at December 31, 2012. The accumulated benefit obligation exceeded the fair value of plan assets by $43.6 million and $72.6 million at December 31, 2013 and 2012, respectively. Contributions to pension trusts for the year ended December 31, 2013 were $18.1 million compared with $15.3 million for the year ended December 31, 2012. In addition, we made direct benefit payments for unfunded qualified and supplemental retirement benefits of $2.2 million and $8.9 million for the years ended December 31, 2013 and 2012, respectively.

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

For the years ended December 31, 2013, 2012 and 2011, consolidated postretirement health care and life insurance plan benefit expense was $4.2 million, $4.9 million and $4.7 million, respectively. The weighted-average discount (or settlement) rate used to calculate postretirement health care and life insurance plan benefit expense was 4.12 percent, 5.03 percent and 5.70 percent for the years ended December 31, 2013, 2012 and 2011, respectively. The discount (or settlement) rate that is utilized for determining the present value of future postretirement health care and life insurance plan benefit obligations in the U.S. is generally based on the yield for a theoretical basket of AA-rated corporate bonds currently available in the market place, whose duration matches the timing of expected postretirement health care and life insurance benefit payments. The discount (or settlement) rate that is utilized for determining the present value of future postretirement health care and life insurance obligations for our foreign benefit plans is generally based on an index of AA-rated corporate bonds adjusted to match the timing of expected benefit payments.

Our consolidated postretirement health care and life insurance plan benefit expense in 2014 is based on the weighted-average discount rate described above and various other assumptions. Postretirement health care and life insurance plan benefit expense beyond 2014 will depend on future health care cost trends, changes in discount rates and various other factors related to the covered employees in the plans.

Our obligations for postretirement health care and life insurance plan benefits are measured annually as of December 31. The weighted average discount rate utilized to determine the present value of future postretirement health care and life insurance obligations at December 31, 2013 and 2012 was 4.84 percent and 4.12 percent, respectively. The assumed inflationary health care cost trend rates used to determine obligations at December 31, 2013 and costs for the year ended December 31, 2013 were 7.3 percent gradually decreasing to an ultimate rate of 4.5 percent in 2027. The assumed inflationary health care cost trend rates used to determine obligations at December 31, 2012 and costs for the year ended December 31, 2013 were 7.6 percent gradually decreasing to an ultimate rate of 4.5 percent in 2027. At December 31, 2013, the projected benefit obligations for our postretirement health care and life insurance plans was approximately $41 million and was $6 million smaller than the projected benefit obligation at December 31, 2012 primarily due to actuarial losses related to the reduction in the weighted-average discount (or settlement) rate used to calculate postretirement health care and life insurance plan benefit.

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

We tested the carrying amount of goodwill assigned to Neenah Germany for impairment as of November 30, 2013. In our testing of goodwill for impairment, we estimated the fair value of Neenah Germany using a market approach in combination with a discounted operating cash flow approach. Significant assumptions used in developing the discounted operating cash flow approach were revenue growth rates and pricing, costs for manufacturing inputs, levels of capital investment and estimated cost of capital for high, medium and low growth environments. As of November 30, 2013 no impairment was indicated.

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

Our annual test of other intangible assets for impairment at November 30, 2013, 2012 and 2011 indicated that the carrying amount of such assets was recoverable.

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

Foreign Currency Risk

Our reported operating results are affected by changes in the exchange rates of the local currencies of our non-U.S. operations relative to the U.S. dollar. For the year ended December 31, 2013, a hypothetical 10 percent increase in the exchange rates of the U.S dollar relative to the local currencies of our non-U.S. operations would have decreased our income before income taxes by approximately $2.5 million. We do not hedge our exposure to exchange risk on reported operating results.

The translation of the balance sheets of our non-U.S. operations from their local currencies into U.S. dollars is also sensitive to changes in the exchange rate of the U.S. dollar. Consequently, we performed a sensitivity test to determine if changes in the exchange rate would have a significant effect on the translation of the balance sheets of our non-U.S. operations into U.S. dollars. These translation gains or losses are recorded as unrealized translation adjustments ("UTA", a component of accumulated other comprehensive income) within stockholders' equity. The hypothetical change in UTA is calculated by multiplying the net assets of our non-U.S. operations by a 10 percent change in the exchange rate of their local currencies versus the U.S. dollar. As of December 31, 2013, the net assets of our non-U.S. operations exceeded their net liabilities by approximately $180 million. As of December 31, 2013, a 10 percent decrease in the exchange rate of the U.S. dollar against the local currencies of our non-U.S. operations would have decreased our stockholders' equity by approximately $19 million.

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

Based on 2013 pulp purchases, a 10 percent increase in the average market price for pulp (approximately $80 per ton) would have increased our annual costs for pulp purchases by approximately $14 million.

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

Interest Rate Risk

We are exposed to interest rate risk on our variable rate bank debt. At December 31, 2013, we had $19.3 million of variable rate borrowings outstanding. A 100 basis point increase in interest rates would increase our annual interest expense on outstanding variable rate borrowings by approximately $0.2 million.

Environmental Regulation/Climate Change Legislation

Our manufacturing operations are subject to extensive regulation primarily by U.S., German and other international authorities. We have made significant capital expenditures to comply with environmental laws, rules and regulations. Due to changes in environmental laws and regulations, including potential future legislation to limit GHG emissions, the application of such regulations and changes in environmental control technology, we are not able to predict with certainty the amount of future capital spending to be incurred for environmental purposes. Taking these uncertainties into account, we have planned capital expenditures for environmental projects during the period 2014 through 2016 of approximately $1 million to $2 million annually.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of the Company's businesses. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992 Framework). Based upon its assessment, management believes that as of December 31, 2013, the Company's internal controls over financial reporting were effective.

The effectiveness of internal control over financial reporting as of December 31, 2013, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited the Company's consolidated financial statements. Deloitte & Touche's attestation report on the Company's internal control over financial reporting is included herein. See "Item 15 — Exhibits and Financial Statement Schedules."

Neenah Paper, Inc
March 4, 2014

Changes in Internal Control Over Financial Reporting

There has been no significant change in the Company's internal control over financial reporting during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required to be set forth herein, except for the information included under Executive Officers of the Company, relating to nominees for director of Neenah and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the captions "Election of Directors," "Meetings and Committees of the Board of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2014. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013.

Executive Officers of the Company

Set forth below is information concerning our executive officers.

Name	Position
John P. O'Donnell	President and Chief Executive Officer
Steven S. Heinrichs	Senior Vice President, General Counsel and Secretary
Bonnie C. Lind	Senior Vice President, Chief Financial Officer and Treasurer
James R. Piedmonte	Senior Vice President — Operations
Julie A. Schertell	Senior Vice President — Fine Paper and Technical Products U.S.
Armin S. Schwinn	Senior Vice President — Managing Director of Neenah Germany

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

Julie A. Schertell, born in 1969, is our Senior Vice President — Fine Paper and Technical Products U.S., and has been in that role since January 2014. Ms. Schertell joined the Company in 2008 and served as Vice President of Sales and Marketing for the Fine Paper division through December 2010 and as a Senior Vice President of the Company and President, Fine Paper through December 2013. Ms. Schertell was employed by Georgia-Pacific Corporation in the Consumer Products Retail division, where she served as Vice President of Sales Strategy from 2007-2008, and as Vice President of Customer Solutions from 2003 through 2007.

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

Code of Ethics

The Neenah Paper, Inc. Code of Business Conduct and Ethics, applies to all directors, officers and employees of Neenah. The Code of Business Conduct and Ethics meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer, Chief Financial Officer (our principal financial officer) and Vice President — Controller (our principal accounting officer), as well as all other employees, as indicated above. The Code of Business Conduct and Ethics also meets the requirements of a code of conduct under New York Stock Exchange listing standards. The Code of Business Conduct and Ethics is posted on our web site at www.neenah.com under the links "Investor Relations — Corporate Governance — Code of Ethics" and print copies are available upon request without charge. You can request print copies by contacting our General Counsel in writing at Neenah Paper, Inc., 3460 Preston Ridge Road, Suite 600, Alpharetta, Georgia 30005 or by telephone at 678-566-6500. The Company intends to disclose any amendments to the Code of Business Conduct and Ethics, as well as any waivers for executive officers or directors, on our web site at www.neenah.com. Information on our web site is not incorporated by reference in this document.

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

(a)  Documents filed as part of this report:

  1.
  Consolidated Financial Statements

The following reports and financial statements are filed herewith on the pages indicated:

  2.
  Financial Statement schedule

The following schedule is filed herewith:

Schedule II — Valuation and Qualifying Accounts	F-40

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
4.3	Form of Subsidiary Guarantee (included as Exhibit E to Exhibit 4.1).

Exhibit Number	Exhibit
4.4	Indenture dated as of May 23, 2013, by and among the Company, the Guarantors named therein, and the 2021 Notes Trustee filed as Exhibit 4.1 to the Neenah Paper, Inc. Current Report on Form 8-K, filed May 24, 2013 and incorporated herein by reference).
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
10.20*
Neenah Paper, Inc. Amended and Restated 2004 Omnibus Stock and Incentive Compensation Plan (filed as Annex A to the Neenah Paper, Inc. Definitive Proxy Statement on Schedule 14A for the year ended December 31, 2012, filed April 12, 2013 and incorporated herein by reference).
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
10.24
Amended and Restated Credit Agreement dated as of November 5, 2009 by and among Neenah Paper, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed as Exhibit 10.34 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, filed March 10, 2010 and incorporated herein by reference).+

Exhibit Number	Exhibit
10.25	First Amendment dated as of March 31, 2012 to the Amended and Restated Credit Agreement dated as of November 5, 2009 by and among Neenah Paper, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed as Exhibit 10.1 to the Neenah Paper, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2012, filed May 10, 2012 and incorporated herein by reference).+
10.26
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
10.27
Second Amended and Restated Credit Agreement dated as of October 11, 2012 by and among Neenah Paper, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed as Exhibit 10.28 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, filed March 7, 2013 and incorporated herein by reference).
10.28
First Amendment dated as of June 7, 2013 to the Second Amended and Restated Credit Agreement, dated as of October 11, 2012 by and among Neenah Paper, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed as Exhibit 99.1 to the Neenah Paper, Inc. Current Report on Form 8-K filed June 11, 2013 and incorporated herein by reference).
10.29
Second Amendment dated December 16, 2013 to the Second Amended and Restated Credit Agreement dated as of October 11, 2012 by and among Neenah Paper, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed as Exhibit 99.1 to the Neenah Paper, Inc. Current Report on Form 8-K filed December 18, 2013 and incorporated herein by reference).
10.30
First Amendment to the Neenah Paper Executive Severance Plan (filed as Exhibit 10.28 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, (filed March 7, 2013 and incorporated herein by reference).
10.31	First Amendment to the Neenah Paper Supplemental Pension Plan, amended and restated to be effective January 1, 2009 (filed herewith).
10.32	First Amendment to the Neenah Paper Supplemental Retirement Contribution Plan, amended and restated to be effective January 1, 2009 (filed herewith).
10.33	First Amendment to the Neenah Paper Executive Severance Plan, amended and restated to be effective January 1, 2009 (filed herewith).
12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges (filed herewith)
21	List of Subsidiaries of Neenah Paper, Inc. (filed herewith).
23	Consent of Deloitte & Touche LLP (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (filed herewith).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).
32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

Exhibit Number	Exhibit
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

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

NEENAH PAPER, INC.
By:	/s/ JOHN P. O'DONNELL
	Name:	John P. O'Donnell
	Title:	President and Chief Executive Officer (in his capacity as a duly authorized officer of the Registrant and in his capacity as Chief Executive Officer)
	Date:	March 4, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	/s/ JOHN P. O'DONNELL John P. O'Donnell	President and Chief Executive Officer (Principal Executive Officer)	March 4, 2014
	/s/ BONNIE C. LIND Bonnie C. Lind	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 4, 2014
	/s/ LARRY N. BROWNLEE Larry N. Brownlee	Vice President — Controller (Principal Accounting Officer)	March 4, 2014
	/s/ SEAN T. ERWIN* Sean T. Erwin	Chairman of the Board and Director	March 4, 2014
	/s/ EDWARD GRZEDZINSKI* Edward Grzedzinski	Director	March 4, 2014
	/s/ MARY ANN LEEPER* Mary Ann Leeper	Director	March 4, 2014
	/s/ TIMOTHY S. LUCAS* Timothy S. Lucas	Director	March 4, 2014
	/s/ JOHN F. MCGOVERN* John F. McGovern	Director	March 4, 2014
	/s/ PHILIP C. MOORE* Philip C. Moore	Director	March 4, 2014
	/s/ STEPHEN M. WOOD* Stephen M. Wood	Director	March 4, 2014
*By:	/s/ STEVEN S. HEINRICHS Steven S. Heinrichs
Senior Vice President, General Counsel and Secretary Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Neenah Paper, Inc.
Alpharetta, Georgia

We have audited the internal control over financial reporting of Neenah Paper, Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated March 4, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 4, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Neenah Paper, Inc.
Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of Neenah Paper, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Neenah Paper, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 4, 2014

NEENAH PAPER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Net sales	$844.5	$808.8	$696.0
Cost of products sold	678.9	649.7	570.6

Gross profit	165.6	159.1	125.4
Selling, general and administrative expenses	79.4	77.4	68.2
Integration/restructuring costs	0.6	5.8	—
SERP settlement charge	0.2	3.5	—
Loss on early retirement of debt	0.5	0.6	2.4
Other (income) expense — net	1.1	1.4	(1.8)

Operating income	83.8	70.4	56.6
Interest expense	11.2	13.5	15.6
Interest income	(0.2)	(0.1)	(0.3)

Income from continuing operations before income taxes	72.8	57.0	41.3
Provision for income taxes	23.4	17.1	12.0

Income from continuing operations	49.4	39.9	29.3
Income (loss) from discontinued operations, net of taxes (Note 12)	2.6	4.4	(0.2)

Net income	$52.0	$44.3	$29.1

Earnings (Loss) Per Common Share
Basic
Continuing operations	$3.02	$2.46	$1.91
Discontinued operations	0.16	0.27	(0.01)

	$3.18	$2.73	$1.90

Diluted
Continuing operations	$2.96	$2.41	$1.82
Discontinued operations	0.16	0.27	(0.01)

	$3.12	$2.68	$1.81

Weighted Average Common Shares Outstanding (in thousands)
Basic	16,072	15,752	14,974

Diluted	16,403	16,072	15,649

See Notes to Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2013	2012	2011
Net income	$52.0	$44.3	$29.1

Reclassification of amounts recognized in the consolidated statement of operations:
Amortization of adjustments to pension and other postretirement benefit liabilities	6.5	5.1	2.5
SERP settlement charge	0.2	3.5	—
Curtailment loss	—	0.3	—
Unrealized gain (loss) on "available-for-sale" securities	(0.1)	0.1	—

Amounts recognized in the consolidated statement of operations	6.6	9.0	2.5
Unrealized foreign currency translation gain (loss)	8.7	4.4	(5.0)
Net gain (loss) from pension and other postretirement benefit liabilities	15.8	(31.2)	(29.9)

Gain (loss) from other comprehensive income items before income taxes	31.1	(17.8)	(32.4)
Provision (benefit) for income taxes	8.6	(7.7)	(10.2)

Other comprehensive income (loss)	22.5	(10.1)	(22.2)

Comprehensive income	$74.5	$34.2	$6.9

See Notes to Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$73.4	$7.8
Accounts receivable, net	90.5	79.6
Inventories	101.1	102.9
Income taxes receivable	0.6	2.5
Deferred income taxes	22.8	27.2
Prepaid and other current assets	17.0	14.1

Total Current Assets	305.4	234.1
Property, Plant and Equipment — net	261.7	254.8
Deferred Income Taxes	13.3	35.3
Goodwill (Note 4)	43.1	41.4
Intangible Assets — net (Note 4)	38.5	34.0
Other Assets	13.9	11.1

TOTAL ASSETS	$675.9	$610.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$21.4	$4.7
Accounts payable	36.4	35.1
Accrued expenses	45.8	47.6

Total Current Liabilities	103.6	87.4
Long-Term Debt	190.5	177.6
Deferred Income Taxes	15.6	12.5
Noncurrent Employee Benefits	97.7	131.1
Other Noncurrent Obligations	1.0	4.3

TOTAL LIABILITIES	408.4	412.9

Commitments and Contingencies (Notes 10 and 11)
Stockholders' Equity
Common stock, par value $0.01 — authorized: 100,000,000 shares; issued and outstanding: 17,383,000 shares and 16,826,000 shares	0.2	0.2
Treasury stock, at cost: 1,022,000 shares and 911,000 shares	(27.2)	(22.6)
Additional paid-in capital	285.2	273.9
Retained earnings/accumulated deficit	36.6	(3.9)
Accumulated other comprehensive loss	(27.3)	(49.8)

Total Stockholders' Equity	267.5	197.8

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$675.9	$610.7

See Notes to Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions, shares in thousands)

	Common Stock
			Treasury Stock	Additional Paid-In Capital	Retained Earnings/ Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares	Amount
Balance, December 31, 2010	15,237	$0.1	$(10.4)	$249.0	$(62.0)	$(17.5)
Net income	—	—	—	—	29.1	—
Other comprehensive loss, net of income taxes	—	—	—	—	—	(22.2)
Dividends declared	—	—	—	0.8	(7.5)	—
Excess tax benefits from stock-based compensation	—	—	—	1.0	—	—
Stock options exercised	268	—	—	2.5	—	—
Restricted stock vesting (Note 9)	89	—	(0.5)	—	—	—
Stock-based compensation	—	—	—	4.3	—	—

Balance, December 31, 2011	15,594	0.1	(10.9)	257.6	(40.4)	(39.7)
Net income	—	—	—	—	44.3	—
Other comprehensive loss, net of income taxes	—	—	—	—	—	(10.1)
Dividends declared	—	—	—	—	(7.8)	—
Excess tax benefits from stock-based compensation	—	—	—	6.1	—	—
Shares purchased (Note 9)	—	—	(4.1)	—	—	—
Stock options exercised	371	—	—	5.3	—	—
Restricted stock vesting (Note 9)	861	0.1	(7.6)	—	—	—
Stock-based compensation	—	—	—	4.9	—	—

Balance, December 31, 2012	16,826	0.2	(22.6)	273.9	(3.9)	(49.8)
Net income	—	—	—	—	52.0	—
Other comprehensive income, net of income taxes	—	—	—	—	—	22.5
Dividends declared	—	—	—	0.1	(11.5)	—
Excess tax benefits from stock-based compensation	—	—	—	2.6	—	—
Stock options exercised	336	—	(0.6)	3.7	—	—
Restricted stock vesting (Note 9)	221	—	(4.0)	—	—	—
Stock-based compensation	—	—	—	4.9	—	—

Balance, December 31, 2013	17,383	$0.2	$(27.2)	$285.2	$36.6	$(27.3)

See Notes to Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES
Net income	$52.0	$44.3	$29.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29.4	28.8	31.0
Stock-based compensation	4.9	4.9	4.3
Excess tax benefit from stock-based compensation (Note 8)	(2.6)	(6.1)	(1.0)
Deferred income tax provision	19.3	10.7	7.4
Non-cash effects of changes in liabilities for uncertain income tax positions	(0.1)	(3.9)	—
Loss on early retirement of debt	0.5	0.6	2.4
Inventory acquired in acquisitions (Note 3)	(1.8)	(6.6)	—
SERP payment, net of settlement charge	(0.2)	(3.4)	—
Loss on asset dispositions	0.5	0.1	0.1
Net cash used in changes in operating working capital (Note 14)	(6.6)	(20.9)	(7.2)
Pension and other post-employment benefits	(11.5)	(7.3)	(7.7)
Other	(0.3)	(1.1)	(1.2)

NET CASH PROVIDED BY OPERATING ACTIVITIES	83.5	40.1	57.2

INVESTING ACTIVITIES
Capital expenditures	(28.7)	(25.1)	(23.1)
Decrease (increase) in restricted cash	—	7.0	(7.0)
Sales (purchases) of marketable securities	(0.1)	(0.1)	1.2
Purchase of brands (Note 3)	(5.2)	(14.1)	—
Proceeds from sale of property, plant and equipment	0.6	—	—
Other	0.1	—	—

NET CASH USED IN INVESTING ACTIVITIES	(33.3)	(32.3)	(28.9)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	218.8	111.9	30.3
Debt issuance costs	(3.5)	—	—
Repayments of long-term debt	(209.2)	(96.0)	(98.7)
Short-term borrowings	19.3	1.2	16.4
Repayments of short-term borrowings	(0.2)	(21.1)	(7.8)
Proceeds from exercise of stock options	3.7	5.3	2.6
Excess tax benefit from stock-based compensation (Note 8)	2.6	6.1	1.0
Cash dividends paid	(11.4)	(7.8)	(6.7)
Shares purchased (Note 9)	(4.6)	(11.7)	(0.5)
Other	(0.5)	(0.9)	(0.4)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	15.0	(13.0)	(63.8)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	0.4	0.2	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	65.6	(5.0)	(35.5)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7.8	12.8	48.3

CASH AND CASH EQUIVALENTS, END OF YEAR	$73.4	$7.8	$12.8

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

The technical products business is an international producer of transportation and other filter media and durable, saturated and coated substrates for industrial products backings and a variety of other end markets. The fine paper business is a supplier of premium writing, text and cover papers, bright papers and specialty papers primarily in North America. The Company's premium writing, text and cover papers, and specialty papers are used in commercial printing and imaging applications for corporate identity packages, invitations, personal stationery and high-end advertising, as well as premium labels and luxury packaging.

On January 31, 2013, the Company purchased certain premium business paper brands and other assets from the Southworth Company ("Southworth") for a payment of $7.0 million. See Note 3, "Acquisitions."

On January 31, 2012, the Company purchased certain premium paper brands and other assets from Wausau Paper Mills, LLC, a subsidiary of Wausau Paper Corp. ("Wausau") for approximately $21 million. See Note 3, "Acquisitions."

In June 2008, the Company's wholly owned subsidiary, Neenah Paper Company of Canada ("Neenah Canada") sold its pulp mill in Pictou, Nova Scotia (the "Pictou Mill") to Northern Pulp Nova Scotia Corporation ("Northern Pulp"), a new operating company jointly owned by Atlas Holdings LLC ("Atlas") and Blue Wolf Capital Management LLC. In March 2010, Neenah Canada sold approximately 475,000 acres of woodland assets in Nova Scotia (the "Woodlands") to Northern Timber Nova Scotia Corporation, an affiliate of Northern Pulp. The sale of the Woodlands resulted in the substantially complete liquidation of the Company's investment in Neenah Canada. For the years ended December 31, 2013, 2012 and 2011, the results of operations of the Pictou Mill and the Woodlands are reported as discontinued operations. See Note 12, "Discontinued Operations."

Basis of Presentation

The consolidated financial statements include the financial statements of the Company and its wholly owned and majority owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Note 2.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Significant management judgment is required in determining the accounting for, among other things, pension and postretirement benefits, retained insurable risks, reserves for sales discounts and allowances, purchase price allocations, useful lives for depreciation and amortization, future cash flows associated with impairment testing for tangible and intangible long-lived assets, income taxes, contingencies, inventory obsolescence and market reserves and the valuation of stock-based compensation.

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

Diluted EPS was calculated to give effect to all potentially dilutive non-participating common share equivalents using the "Treasury Stock" method. Outstanding stock options, stock appreciation rights ("SARs") and target awards of RSUs with performance conditions ("Performance Units") represent the only potentially dilutive non-participating security effects on the Company's weighted-average shares. For the years ended December 31, 2013, 2012 and 2011, approximately 450,000, 1,015,000 and 1,365,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company's common stock for the period the options were outstanding.

The following table presents the computation of basic and diluted shares of common stock used in the calculation of EPS (amounts in millions, except share and per share amounts):

Earnings per basic common share

	Year Ended December 31,
	2013	2012	2011
Income from continuing operations	$49.4	$39.9	$29.3
Distributed and undistributed amounts allocated to participating securities	(0.8)	(1.2)	(0.7)

Income from continuing operations available to common stockholders	48.6	38.7	28.6
Income (loss) from discontinued operations, net of income taxes	2.6	4.4	(0.2)
Distributed and undistributed amounts allocated to participating securities	—	(0.1)	—

Net income available to common stockholders	$51.2	$43.0	$28.4

Weighted-average basic shares outstanding	16,072	15,752	14,974

Basic earnings (loss) per share
Continuing operations	$3.02	$2.46	$1.91
Discontinued operations	0.16	0.27	(0.01)

	$3.18	$2.73	$1.90

Earnings per diluted common share

	Year Ended December 31,
	2013	2012	2011
Income from continuing operations	$49.4	$39.9	$29.3
Distributed and undistributed amounts allocated to participating securities	(0.8)	(1.1)	(0.8)

Income from continuing operations available to common stockholders	48.6	38.8	28.5
Income (loss) from discontinued operations, net of income taxes	2.6	4.4	(0.2)
Distributed and undistributed amounts allocated to participating securities	—	(0.1)	—

Net income available to common stockholders	$51.2	$43.1	$28.3

Weighted-average basic shares outstanding	16,072	15,752	14,974
Add: Assumed incremental shares under stock-based compensation plans	331	320	675

Weighted average diluted shares	16,403	16,072	15,649

Earnings Per Common Share
Diluted earnings (loss) per share
Continuing operations	$2.96	$2.41	$1.82
Discontinued operations	0.16	0.27	(0.01)

	$3.12	$2.68	$1.81

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. As of December 31, 2013 and 2012, $0.5 million and $0.7 million, respectively, of the Company's cash and cash equivalent is restricted to the payment of postretirement benefits for certain former Fox River executives.

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

Property and Depreciation

Property, plant and equipment are stated at cost, less accumulated depreciation. Certain costs of software developed or obtained for internal use are capitalized. When property, plant and equipment is sold or retired, the costs and the related accumulated depreciation are removed from the accounts, and the gains or losses are recorded in other (income) expense — net. For financial reporting purposes, depreciation is principally computed on the straight-line method over estimated useful asset lives. The weighted average remaining useful lives for buildings, land improvements and machinery and equipment are approximately 18 years, 13 years and 10 years, respectively. For income tax purposes, accelerated methods of depreciation are used.

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

The Company accounts for asset retirement obligations ("AROs") in accordance with ASC Topic 410, Asset Retirements and Environmental Obligations, which requires companies to make estimates regarding future events in order to record a liability for AROs in the period in which a legal obligation is created. Such liabilities are recorded at fair value, with an offsetting increase to the carrying value of the related long-lived asset. As of December 31, 2013, the Company is unable to estimate its AROs for environmental liabilities at its manufacturing facilities.

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

The Company tested goodwill for impairment as of November 30, 2013. In the Company's testing of goodwill for impairment, it estimated the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Significant assumptions used in developing the discounted operating cash flow approach were revenue growth rates and pricing, costs for manufacturing inputs, levels of capital investment and estimated cost of capital for high, medium and low growth environments. As of November 30, 2013 no impairment was indicated.

Intangible assets with finite useful lives are amortized on a straight-line basis over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment. Intangible assets consist primarily of customer relationships, trade names and acquired intellectual property. Such intangible assets are amortized using the straight-line method over estimated useful lives of between 10 and 15 years. Certain trade names are estimated to have indefinite useful lives and as such are not amortized. Intangible assets with indefinite lives are reviewed for impairment at least annually. See Note 4, "Goodwill and Other Intangible Assets."

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

The following table sets forth by level, within the fair value hierarchy, the fair value of the Company's pension plan assets:

	Assets at Fair Value at December 31,
	Level 1		Level 2 (a)		Level 3		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Equity securities:
Domestic	$—	$—	$49.4	$53.2	$—	$—	$49.4	$53.2
International	—	—	42.4	43.2	—	—	42.4	43.2
Fixed income	—	—	168.4	141.9	—	—	168.4	141.9
Cash and equivalents	1.1	1.0	—	—	—	—	1.1	1.0

Total assets at fair value	$1.1	$1.0	$260.2	$238.3	$—	$—	$261.3	$239.3

(a)
Pension plan assets are invested in a master collective trust (the "Master Trust") which holds mutual funds and common stock. Shares of mutual funds and common stock owned by the Master Trust are valued at quoted market prices. Pension plan assets invested in the Master Trust are presented at fair value, which has been determined based on the fair value of the underlying investments of the Master Trust.

Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The fair value of short and long-term debt is estimated using current market prices for the Company's publicly traded debt or rates currently available to the Company for debt of the same remaining maturities. The following table presents the carrying value and the fair value of the Company's debt at December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value (a)
2021 Senior Notes (5.25% fixed rate)	$175.0	$163.7	$—	$—
2014 Senior Notes (7.375% fixed rate)	—	—	90.0	90.0
Revolving bank credit facility (variable rates)	—	—	55.7	55.7
Term Loan (variable rates)	—	—	30.0	30.0
Neenah Germany revolving line of credit (variable rates)	19.3	19.3	—	—
Neenah Germany project financing (3.8% fixed rate)	5.2	5.1	6.6	6.9
Second German Loan Agreement (2.5% fixed rate)	12.4	10.9	—	—

Total Debt	$211.9	$199.0	$182.3	$182.6

(a)
Fair value for the 2014 Senior Notes was estimated from Level 1 measurements, the fair value for all other debt instruments was estimated from Level 2 measurements.

The Company's investments in marketable securities are accounted for as "available-for-sale securities" in accordance with ASC Topic 320, Investments — Debt and Equity Securities ("ASC Topic 320"). Pursuant to ASC Topic 320, marketable securities are reported at fair value on the consolidated balance sheet and unrealized holding gains and losses are reported in other comprehensive income until realized upon sale. At December 31, 2013, the Company had $2.6 million in marketable securities classified as "Other Assets" on the consolidated balance sheet. The cost of such marketable securities was $2.5 million. Fair value for the Company's marketable securities was estimated from Level 2 measurements. The Company's marketable securities are restricted to the payment of benefits under its supplemental retirement contribution plan (the "SERP").

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

The components of accumulated other comprehensive income (loss), net of applicable income taxes are as follows:

	December 31,
	2013	2012
Unrealized foreign currency translation gains	$17.9	$9.2
Net loss from pension and other postretirement benefit liabilities (net of income tax benefits of $26.3 million and $34.9 million, respectively)	(45.2)	(59.1)
Unrealized gain on "available-for-sale" securities	—	0.1

Accumulated other comprehensive loss	$(27.3)	$(49.8)

Accounting Standards Changes

As of December 31, 2013, no amendments to the ASC had been issued that will have or are reasonably likely to have a material effect on the Company's financial position, results of operations or cash flows.

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

The Company accounted for the acquisition of the Southworth brands as an asset purchase in accordance with ASC Topic 805 "Business Combinations." The acquisition price for the Southworth brands was allocated to the fair value of assets acquired as follows: (i) $5.0 million in non-amortizable intangible trade names and $0.6 million in amortizable customer based intangible assets, (ii) $1.8 million of finished goods inventory and (iii) $0.2 million of property, plant and equipment. The Company estimated the fair value of the assets acquired in accordance with ASC Topic 820. The Company estimated the fair value of finished goods inventory using Level II inputs. The fair value of the non-amortizable intangible trade names, the amortizable customer based intangible assets and the property, plant and equipment was estimated using Level III inputs. The Company also recognized a liability of $0.6 million as a reserve against the resolution of certain contingencies in the purchase agreement. As of December 31, 2013, substantially all such contingencies had been resolved. For the year ended December 31, 2013, the Company incurred $0.4 million in acquisition-related integration costs.

On January 31, 2012, the Company purchased certain premium paper brands and other assets from Wausau Paper Mills, LLC, a subsidiary of Wausau Paper Corp. ("Wausau"). The Company paid approximately $21 million for (i) the premium fine paper brands ASTROBRIGHTS®, ASTROPARCHE® and ROYAL, (ii) exclusive, royalty free and perpetual license rights for a portion of the EXACT® brand specialty business, including Index, Tag and Vellum Bristol, (iii) approximately one month of finished goods inventory and (iv) certain converting equipment used for retail grades. The results of the Index, Tag and Vellum Bristol product lines are reported in the Other segment from the date of acquisition. The results of all other brands acquired from Wausau are reported in the Fine Paper segment from the date of acquisition. For the year ended December 31, 2012, the Company incurred $5.8 million in acquisition-related integration costs.

Note 4.  Goodwill and Other Intangible Assets

As of December 31, 2013, the Company had goodwill of $43.1 million which is not amortized. The following table presents changes in goodwill (all of which relates to the Company's Technical Products segment) for the years ended December 31, 2013, 2012 and 2011:

	Gross Amount	Accumulated Impairment Losses	Net
Balance at December 31, 2010	$91.4	$(49.9)	$41.5
Foreign currency translation	(2.3)	1.3	(1.0)

Balance at December 31, 2011	89.1	(48.6)	40.5
Foreign currency translation	7.0	(6.1)	0.9

Balance at December 31, 2012	96.1	(54.7)	41.4
Foreign currency translation	4.0	(2.3)	1.7

Balance at December 31, 2013	$100.1	$(57.0)	$43.1

Impairment

As of December 31, 2013 and 2012, the carrying amount of goodwill assigned to Neenah Germany was not impaired.

Other Intangible Assets

As of December 31, 2013, the Company had net identifiable intangible assets of $38.5 million. All such intangible assets were acquired in the acquisitions of Neenah Germany, Fox River and the Wausau and Southworth brands. The following table details amounts related to those assets.

		December 31, 2013		December 31, 2012
	Weighted average amortization period (years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets
Customer based intangibles	15	$17.5	$(7.6)	$16.3	$(6.2)
Trade names and trademarks	10	5.8	(4.2)	5.5	(3.4)
Acquired technology	10	1.1	(0.8)	1.1	(0.7)

Total amortizable intangible assets		24.4	(12.6)	22.9	(10.3)
Trade names	Not amortized	26.7	—	21.4	—

Total		$51.1	$(12.6)	$44.3	$(10.3)

In conjunction with the acquisition of the Southworth brands, the Company recorded $5.0 million in non-amortizable intangible trade names and $0.6 million in amortizable customer based intangible assets. All other changes in the carrying value of the Company's intangible assets not specifically identified are due to foreign currency translation effects. The weighted average useful lives assigned to amortizable customer based intangible assets was 15 years.

As of December 31, 2013, $17.0 million and $21.5 million of such intangible assets are reported within the Technical Products and Fine Paper segments, respectively. See Note 13, "Business Segment and Geographic Information." Aggregate amortization expense of acquired intangible assets for the years ended December 31, 2013, 2012 and 2011 was $1.9 million, $1.9 million and $1.7 million, respectively and was reported in Cost of Products Sold on the Consolidated Statement of Operations. Estimated amortization expense for the years ended December 31, 2014, 2015, 2016, 2017 and 2018 is $1.9 million, $1.9 million, $1.8 million, $1.7 million and $1.7 million, respectively.

Note 5.  Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Income tax expense represented 32.1 percent, 30.0 percent and 29.1 percent of income from continuing operations before income taxes for the years ended December 31, 2013, 2012 and 2011, respectively. The following table presents the principal reasons for the difference between the Company's effective income tax rate and the U.S. federal statutory income tax rate:

	Year Ended December 31,
	2013	2013	2012	2012	2011	2011
U.S. federal statutory income tax rate	35.0%	$25.5	35.0%	$20.0	35.0%	$14.5
U.S. state income taxes, net of federal income tax effect	2.3%	1.7	1.9%	1.1	1.8%	0.7
Tax on foreign dividends	2.8%	2.0	—	—	3.6%	1.5
Research and development and other tax credits	(3.0)%	(2.2)	—	—	—	—
Foreign tax rate differences (a)	(2.4)%	(1.7)	(2.7)%	(1.6)	(3.0)%	(1.3)
Foreign financing structure (b)	(3.3)%	(2.4)	(4.3)%	(2.4)	(6.3)%	(2.6)
Other differences — net	0.7%	0.5	0.1%	—	(2.0)%	(0.8)

Effective income tax rate	32.1%	$23.4	30.0%	$17.1	29.1%	$12.0

(a)
Represents the impact on the Company's effective tax rate due to changes in the mix of earnings among taxing jurisdictions with differing statutory rates.

(b)
Represents the impact on the Company's effective tax rate of the Company's financing strategies.

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

The following table presents the U.S. and foreign components of income from continuing operations before income taxes:

	Year Ended December 31,
	2013	2012	2011
Income from continuing operations before income taxes:
U.S.	$48.0	$35.8	$23.1
Foreign	24.8	21.2	18.2

Total	$72.8	$57.0	$41.3

The following table presents the components of the provision (benefit) for income taxes:

	Year Ended December 31,
	2013	2012	2011
Provision (benefit) for income taxes:
Current:
Federal	$(0.5)	$(2.2)	$0.2
State	0.3	—	0.4
Foreign	5.9	8.8	3.9

Total current tax provision	5.7	6.6	4.5

Deferred:
Federal	18.4	12.0	8.9
State	—	0.4	1.2
Foreign	(0.7)	(1.9)	(2.6)

Total deferred tax provision	17.7	10.5	7.5

Total provision for income taxes	$23.4	$17.1	$12.0

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

The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The components of deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
Net current deferred income tax assets
Net operating losses and credits	$13.7	$18.9
Inventory	4.8	3.6
Accrued liabilities	2.4	2.8
Employee benefits	1.6	1.7
Other	0.3	0.3

Net current deferred income tax assets before valuation allowance	22.8	27.3
Valuation allowance	—	(0.1)

Net current deferred income tax assets	22.8	27.2

Net noncurrent deferred income tax assets
Net operating losses and credits	10.0	16.0
Employee benefits	22.3	38.2
Accelerated depreciation	(18.4)	(18.4)
Other	(0.6)	(0.2)

Net noncurrent deferred income tax assets before valuation allowance	13.3	35.6
Valuation allowance	—	(0.3)

Net noncurrent deferred income tax assets	13.3	35.3

Total deferred income tax assets	$36.1	$62.5

Net noncurrent deferred income tax liability
Accelerated depreciation	$18.8	$18.6
Intangibles	4.5	4.7
Interest limitation	(1.9)	(5.2)
Employee benefits	(5.2)	(5.0)
Net operating losses	(0.2)	(0.2)
Other	(0.4)	(0.4)

Net noncurrent deferred income tax liabilities	$15.6	$12.5

As of December 31, 2013, the Company had no valuation allowance against its income tax assets. As of December 31, 2012, a valuation allowance of $0.4 million was provided against certain U.S. state deferred income tax assets in states where the Company no longer has operations. In determining the need for a valuation allowance, the Company considers many factors, including specific taxing jurisdictions, sources of taxable income, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance is recognized if, based on the weight of available evidence, the Company concludes that it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

As of December 31, 2013, the Company had $32.9 million of U.S. Federal and $51.5 million of U.S. state net operating losses ("NOLs"). If not used, substantially all of the NOLs will expire in various amounts between 2028 and 2030. As of December 31, 2013, the Company had $2.3 million of state research and development credits which, if not used, will expire in 2017. The Company also has preacquisition and recognized built-in loss carryovers of $12.7 million, net of expected limitations. In addition, the Company has $2.8 million of Alternative Minimum Tax Credit carryovers, which can be carried forward indefinitely.

As of December 31, 2013 and 2012, the Company had no undistributed earnings of foreign subsidiaries.

The following is a tabular reconciliation of the total amounts of uncertain tax positions as of and for the years ended December 31, 2013, 2012 and 2011:

	For the Years Ended December 31,
	2013	2012	2011
Balance at January 1,	$4.8	$8.4	$8.6
Increases in prior period tax positions	0.2	4.4	0.2
Decreases in prior period tax positions	(0.8)	(7.5)	(0.3)
Increases in current period tax positions	1.3	—	—
Decreases due to settlements with tax authorities	(1.3)	(0.5)	(0.1)
Increase from foreign exchange rate changes	0.1	—	—

Balance at December 31,	$4.3	$4.8	$8.4

If recognized, $4.1 million of the benefit for uncertain tax positions at December 31, 2013 would favorably affect the Company's effective tax rate in future periods. The Company does not expect that the expiration of the statute of limitations or the settlement of audits in the next 12 months will result in liabilities for uncertain income tax positions that are materially different than the amounts that were accrued as of December 31, 2013.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. The Company is no longer subject to U.S. federal examination for years before 2008 and state and local examinations for years before 2007 and non-U.S. income tax examinations for years before 2008. As of December 31, 2013, audit findings related to the 2008 through 2011 tax years were in the process of being settled with the German tax authorities. For a discussion of uncertainties related to tax matters see Note 11, "Contingencies and Legal Matters."

The Company recognizes accrued interest and penalties related to uncertain income tax positions in the Provision for income taxes on the consolidated statements of operations. As of December 31, 2013 and 2012, the Company had $0.1 million accrued for interest and penalties related to uncertain income tax positions.

Note 6.  Debt

Long-term debt consisted of the following:

	December 31,
	2013	2012
2021 Senior Notes (5.25% fixed rate) due May 2021	$175.0	$—
2014 Senior Notes (7.375% fixed rate) retired June 2013	—	90.0
Revolving bank credit facility (variable rates) due November 2017	—	55.7
Term Loan (variable rates) repaid June 2013	—	30.0
Neenah Germany revolving lines of credit (variable rates)	19.3	—
Neenah Germany project financing (3.8% fixed rate) due in 16 equal semi-annual installments ending December 2016	5.2	6.6
Second German Loan Agreement (2.5% fixed rate) due in 32 equal quarterly installments ending September 2022	12.4	—

Total Debt	211.9	182.3
Less: Debt payable within one year	21.4	4.7

Long-term debt	$190.5	$177.6

Unsecured Senior Notes

2021 Senior Notes

In May 2013, the Company completed an underwritten offering of eight-year senior unsecured notes (the "2021 Senior Notes") at a face amount of $175 million. The 2021 Senior Notes bear interest at a rate of 5.25%, payable in arrears on May 15 and November 15 of each year, commencing on November 15, 2013, and mature on May 15, 2021. Proceeds from this offering were used to redeem the remaining outstanding principal amount of 2014 Senior

Notes (as defined below), to repay approximately $56 million in outstanding Revolver (as defined below) borrowings and for general corporate purposes. The 2021 Senior Notes are fully and unconditionally guaranteed by substantially all of the Company's domestic subsidiaries (the "Guarantors"). The 2021 Senior Notes were sold in a private placement transaction, have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold absent registration or an applicable exemption from registration requirements.

The 2021 Senior Notes are senior unsecured obligations of the Company and will rank equally in right of payment with all its existing and future senior unsecured indebtedness. The guarantees of the 2021 Senior Notes are senior unsecured obligations of the Guarantors and will rank equally in right of payment with all existing and future senior unsecured indebtedness of the Guarantors. The 2021 Senior Notes and the guarantees of the 2021 Senior Notes will be effectively subordinated to the Company's and the Guarantors' existing and future secured indebtedness (to the extent of the value of the collateral) and will be structurally subordinated to all indebtedness and other obligations of the Company's subsidiaries that do not guarantee the 2021 Senior Notes, including the trade creditors of such non-guarantor subsidiaries.

The 2021 Senior Notes contain terms, covenants and events of default with which the Company must comply, which the Company believes are ordinary and standard for notes of this nature. Among other things, the 2021 Senior Notes contain covenants restricting our ability to incur certain additional debt, make specified restricted payments, pay dividends, authorize or issue capital stock, enter into transactions with our affiliates, consolidate or merge with or acquire another business, sell certain of our assets or liquidate, dissolve or wind-up the Company. As of December 31, 2013, the Company was in compliance with all terms of the indenture for the 2021 Senior Notes.

2014 Senior Notes

On December 31, 2012, the Company had $90 million of ten-year 7.375% senior unsecured notes, originally issued on November 30, 2004 (the "2014 Senior Notes") outstanding. In May 2013, the Company used Revolver borrowings to redeem $20 million of the 2014 Senior Notes. In June 2013, the Company retired the remaining $70 million in outstanding 2014 Senior Notes at par value. The redemption and early retirement the 2014 Senior Notes resulted in aggregate pre-tax losses of $0.4 million due to the write-off of unamortized debt issuance costs.

The retirement of the 2014 Senior Notes eliminated the requirement for the Company to present condensed consolidating financial statements in lieu of consolidated financial statements for the guaranteeing subsidiaries.

Amended and Restated Secured Revolving Credit Facility

In October 2012, the Company amended and extended its secured bank credit facility by entering into a Second Amended and Restated Credit Agreement (the "Second Amended and Restated Credit Agreement"). The Second Amended and Restated Credit Agreement provides for, among other things; a secured revolving credit commitment of $105 million (the "Revolver") and a secured $30 million term loan commitment (the "Term Loan"). In June 2013, the Company repaid all outstanding Term Loan borrowings ($29.3 million) and recognized a pre-tax loss of $0.1 million for the early extinguishment of debt due to the write-off of unamortized debt issuance costs. As of December 31, 2013, there were no Term Loan borrowings outstanding and such amounts may not be redrawn.

In June 2013, the Company amended the Second Amended and Restated Credit Agreement (as amended, the "Bank Credit Agreement") to, among other things; (i) modify the Second Amended and Restated Credit Agreement's accordion feature to permit the Company, subject to certain conditions, to increase the aggregate revolving credit facility commitments by up to $30 million, to a maximum amount of $180 million (ii) increase the Company's allowable dividends paid to shareholders in any period of 12 consecutive months to $25 million, (iii) allow the Company to repurchase up to $30 million of its own common stock on or before December 31, 2014, with no more than $15 million of that amount to be repurchased on or before December 31, 2013, and (iv) make certain definitional and administrative changes.

As of December 31, 2013, the Company had a $105 million Revolver pursuant to the Bank Credit Agreement of which no amounts were outstanding. Borrowing availability under the Revolver is reduced by outstanding letters of credit and reserves for certain other items as defined in the Amended Credit Agreement. As of December 31, 2013, the Company had $104.2 million of available credit under the Revolver. As of December 31, 2012, the weighted-average interest rate on outstanding Revolver and Term Loan borrowings was 2.4 percent per annum and 4.0 percent per annum, respectively.

As of December 31 2013, the Bank Credit Agreement had the following general terms and conditions:

•
Borrowing Limit.    The Company's ability to borrow under the Revolver is limited to the lowest of (a) $105 million; (b) the Company's borrowing base (as determined in accordance with the Second Amended and Restated Credit Agreement) and (c) the applicable cap on the amount of "credit facilities" under the indenture for the 2021 Senior Notes.

•
Term and Security.    The Second Amended and Restated Credit Agreement will terminate on November 30, 2017. The Second Amended and Restated Credit Agreement is secured by substantially all of the assets of the Company and the subsidiary borrowers. Neenah Germany is not obligated with respect to the Second Amended and Restated Credit Agreement, either as a borrower or a guarantor.

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

•
Terms, Covenants and Events of Default.    The Bank Credit Agreement contains terms, covenants and events of default with which the Company must comply, which the Company believed are ordinary and standard for agreements of this nature. Among other things, such covenants restrict the Company's ability to incur certain additional debt, make specified restricted payments, authorize or issue capital stock, enter into transactions with affiliates, consolidate or merge with or acquire another business, sell certain of its assets, or dissolve or wind up. If borrowing availability under the Revolver is less than $20 million, the Company is required to achieve a fixed charge coverage ratio (as defined in the Bank Credit Agreement) of not less than 1.1 to 1.0 for the preceding four-quarter period, tested as of the end of each quarter. As of December 31, 2013, the Company was in compliance with all terms of the Bank Credit Agreement.

•
Stock Repurchases.    The Bank Credit Agreement allows the Company to repurchase up to $30 million of its own common stock on or before December 31, 2014, with no more than $15 million of that amount to be repurchased on or before December 31, 2013.

The Company's ability to pay cash dividends on its common stock is limited under the terms of both the Bank Credit Agreement and the 2021 Senior Notes. As of December 31, 2013, the Company's ability to pay cash dividends on its common stock was limited to a total of $25 million in a 12-month period.

Other Debt

Neenah Germany Project Financing

German Loan Agreement. In December 2006, Neenah Germany entered into a 10-year agreement with HypoVereinsbank and IKB Deutsche Industriebank AG ("IKB") to provide €10.0 million of project financing (the "German Loan Agreement"). As of December 31, 2013, €3.7 million ($5.2 million, based on exchange rates at December 31, 2013) was outstanding under the German Loan Agreement.

Second German Loan Agreement. In January 2013, Neenah Germany entered into a project financing agreement for the construction of a melt blown machine (the "Second German Loan Agreement"). The agreement provides for €9.0 million of construction financing which is secured by the melt blown machine. The loan matures in September 2022 and principal is repaid in equal quarterly installments beginning in December 2014. The interest rate on amounts outstanding is 2.45% based on actual days elapsed in a 360-day year and is payable quarterly. At December 31, 2013, €9.0 million ($12.4 million, based on exchange rates at December 31, 2013) was outstanding under the Second German Loan Agreement.

Neenah Germany Revolving Lines of Credit

HypoVereinsbank Line of Credit.    Neenah Germany has a revolving line of credit with HypoVereinsbank (the "HypoVereinsbank Line of Credit") that provides for borrowings of up to €15 million for general corporate purposes. As of December 31, 2013, €10.0 million ($13.8 million, based on exchange rates at December 31, 2013) was outstanding under the HypoVereinsbank Line of Credit and €5.0 million ($6.9 million, based on exchange rates at December 31, 2013) of credit was available. As of December 31, 2013 and 2012, the weighted-average interest rate on outstanding HypoVereinsbank Line of Credit borrowings was 3.1 percent per annum and 3.8 percent per annum, respectively.

Commerzbank Line of Credit.    In January 2012, Neenah Germany entered into an agreement with Commerzbank AG ("Commerzbank") to provide up to €3.0 million of unsecured revolving credit borrowings for general corporate purposes (the "Commerzbank Line of Credit"). In February 2013, the Company and Commerzbank amended the Commerzbank Line of Credit to provide up to €5.0 million of unsecured revolving credit borrowings. As of December 31, 2013, €4.0 million ($5.5 million, based on exchange rates at December 31, 2013) was outstanding under the Commerzbank Line of Credit and €1.0 million ($1.3 million, based on exchanges rates at December 31, 2013) of credit was available. As of December 31, 2013 and 2012, the weighted average interest rate on Commerzbank Line of Credit borrowings was 2.9 percent per annum and 3.6 percent per annum, respectively.

Restrictions under German Credit Facilities

Neenah Germany's ability to pay dividends or transfer funds to the Company is limited under the terms of both the HypoVereinsbank and Commerzbank lines of credit to not exceed certain limits defined in the agreement without lender approval or repayment of the amount outstanding under the line. In addition, the terms of the HypoVereinsbank and Commerzbank lines of credit require Neenah Germany to maintain a ratio of stockholder's equity to total assets equal to or greater than 45 percent. The Company was in compliance with all provisions of the agreements as of December 31, 2013.

Principal Payments

The following table presents the Company's required debt payments:

	2014	2015	2016	2017	2018	Thereafter	Total
Debt payments	$21.4	$3.3	$3.2	$1.6	$1.6	$180.8	$211.9

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

For the years ended December 31, 2013 and 2012, benefit payments under the SERP exceeded the sum of expected service cost and interest costs for the plan for the respective calendar years. In accordance with ASC Topic 715, Compensation — Retirement Benefits ("ASC Topic 715"), the Company measured the liabilities of the SERP and recognized settlement losses of $0.2 million and $3.5 million, respectively.

The Company's funding policy for its U.S. qualified defined benefit plan is to contribute assets to fully fund the projected benefit obligation. Subject to regulatory and tax deductibility limits, any funding shortfall is to be eliminated over a reasonable number of years. Nonqualified plans providing pension benefits in excess of limitations imposed by taxing authorities are not funded. There is no legal or governmental obligation to fund Neenah Germany's benefit plans and as such the Neenah Germany defined benefit plans are currently unfunded. As of December 31, 2013, Neenah Germany had investments of $2.0 million that were restricted to the payment of certain post-retirement employee benefits. As of December 31, 2013, $0.5 million and $1.5 million of such investments are classified as prepaid and other current assets and other assets, respectively, on the consolidated balance sheet.

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

The Company's obligations for postretirement benefits other than pensions are measured annually as of December 31. At December 31, 2013, the assumed inflationary health care cost trend rates used to determine obligations at December 31, 2013 and costs for the year ended December 31, 2014 were 7.3 percent gradually decreasing to an ultimate rate of 4.5 percent in 2027. The assumed inflationary health care cost trend rates used to determine obligations at December 31, 2012 and costs for the year ended December 31, 2013 were 7.6 percent gradually decreasing to an ultimate rate of 4.5 percent in 2027.

The following table reconciles the benefit obligations, plan assets, funded status and net liability information of the Company's pension and other postretirement benefit plans.

	Pension Benefits		Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2013	2012	2013	2012
Change in Benefit Obligation:
Benefit obligation at beginning of year	$325.3	$287.4	$46.7	$42.5
Service cost	5.3	4.6	1.8	1.8
Interest cost	13.5	14.1	1.8	2.1
Currency	1.9	1.1	0.1	0.1
Actuarial (gain) loss	(12.3)	36.9	(4.0)	3.2
Benefit payments from plans	(13.5)	(12.5)	(3.7)	(3.0)
Loss on plan settlement	(0.4)	(6.9)	—	—
Plan amendments	0.5	0.6	(1.4)	—
Gain on plan curtailment	—	—	(0.2)	—
Other	0.1	—	—	—

Benefit obligation at end of year	$320.4	$325.3	$41.1	$46.7

Change in Plan Assets:
Fair value of plan assets at beginning of year	$239.3	$210.6	$—	$—
Actual gain on plan assets	15.6	23.9	—	—
Employer contributions	18.1	15.3	—	—
Benefit payments	(11.3)	(10.5)	—	—
Settlement payments	(0.4)	—	—	—

Fair value of plan assets at end of year	$261.3	$239.3	$—	$—

Reconciliation of Funded Status
Fair value of plan assets	$261.3	$239.3	$—	$—
Projected benefit obligation	320.4	325.3	41.1	46.7

Net liability recognized in statement of financial position	$(59.1)	$(86.0)	$(41.1)	$(46.7)

Amounts recognized in statement of financial position consist of:
Current liabilities	$(2.6)	$(2.8)	$(3.9)	$(3.6)
Noncurrent liabilities	(56.5)	(83.2)	(37.2)	(43.1)

Net amount recognized	$(59.1)	$(86.0)	$(41.1)	$(46.7)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Postretirement Benefits Other than Pensions
	December 31,
	2013	2012	2013	2012
Accumulated actuarial loss	$64.8	$81.2	$4.7	$9.8
Prior service cost	1.8	1.6	(0.9)	0.4

Total recognized in accumulated other comprehensive income	$66.6	$82.8	$3.8	$10.2

Summary disaggregated information about the pension plans follows:

	December 31,
	Assets Exceed ABO		ABO Exceed Assets		Total
	2013	2012	2013	2012	2013	2012
Projected benefit obligation	$266.4	$—	$54.0	$325.3	$320.4	$325.3
Accumulated benefit obligation	251.6	—	53.3	311.9	304.9	311.9
Fair value of plan assets	261.3	—	—	239.3	261.3	239.3

Components of Net Periodic Benefit Cost

	Pension Benefits			Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2013	2012	2011	2013	2012	2011
Service cost	$5.3	$4.6	$4.1	$1.8	$1.8	$1.7
Interest cost	13.5	14.1	14.5	1.8	2.1	2.3
Expected return on plan assets (a)	(17.1)	(15.3)	(15.0)	—	—	—
Recognized net actuarial loss	5.7	4.1	1.6	0.7	0.5	0.2
Amortization of prior service cost	0.3	0.3	0.2	(0.1)	0.2	0.5
Amount of curtailment loss recognized	—	—	—	—	0.3	—
Amount of settlement loss recognized	0.2	3.5	—	—	—	—

Net periodic benefit cost	$7.9	$11.3	$5.4	$4.2	$4.9	$4.7

(a)
The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income

	Pension Benefits			Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2013	2012	2011	2013	2012	2011
Net periodic benefit expense	$7.9	$11.3	$5.4	$4.2	$4.9	$4.7

Accumulated actuarial gain (loss)	(16.4)	20.8	27.1	(5.1)	2.7	0.1
Prior service cost (credit)	0.2	0.4	(0.1)	(1.3)	(0.2)	(1.4)

Total recognized in other comprehensive income	(16.2)	21.2	27.0	(6.4)	2.5	(1.3)

Total recognized in net periodic benefit cost and other comprehensive income	$(8.3)	$32.5	$32.4	$(2.2)	$7.4	$3.4

The estimated net actuarial loss and prior service cost for the defined benefit pension plans expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $4.2 million and $0.3 million, respectively. The estimated net actuarial loss and prior service (credit) for postretirement benefits other than pensions expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.1 million and $(0.2) million, respectively.

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31

	Pension Benefits		Postretirement Benefits Other than Pensions
	2013	2012	2013	2012
Discount rate	4.88%	4.19%	4.84%	4.12%
Rate of compensation increase	2.96%	2.96%	—	—

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31

	Pension Benefits			Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2013	2012	2011	2013	2012	2011
Discount rate	4.19%	5.14%	5.86%	4.12%	5.03%	5.70%
Expected long-term return on plan assets	7.00%	7.25%	7.75%	—	—	—
Rate of compensation increase	2.96%	2.95%	3.91%	—	—	—

Expected Long-Term Rate of Return and Investment Strategies

The expected long-term rate of return on pension fund assets held by the Company's pension trusts was determined based on several factors, including input from pension investment consultants and projected long-term returns of broad equity and bond indices. Also considered were the plans' historical 10-year and 15-year compounded annual returns. It is anticipated that, on average, actively managed U.S. pension plan assets will generate annual long-term rates of return of at least 7.00 percent. The expected long-term rate of return on the assets in the plans was based on an asset allocation assumption of approximately 35 percent with equity managers, with expected long-term rates of return of approximately 8 to10 percent, and 65 percent with fixed income managers, with an expected long-term rate of return of about 5 to 7 percent. The actual asset allocation is regularly reviewed and periodically rebalanced to the targeted allocation when considered appropriate.

Plan Assets

Pension plan asset allocations are as follows:

	Percentage of Plan Assets At December 31,
	2013	2012	2011
Asset Category
Equity securities	35%	40%	43%
Debt securities	64%	59%	55%
Cash and money-market funds	1%	1%	2%

Total	100%	100%	100%

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

The target investment allocation and permissible allocation range for plan assets by category are as follows:

	Strategic Target	Permitted Range
Asset Category
Equity securities	35%	35-45%
Debt securities / Fixed Income	65%	55-65%

As of December 31, 2013, no company or group of companies in a single industry represented more than five percent of plan assets.

The Company's investment assumptions are established by an investment committee composed of members of senior management and are validated periodically against actual investment returns. As of December 31, 2013, the Company's investment assumptions are as follows:

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

For the years ended December 31, 2013, 2012 and 2011, no plan assets were invested in the Company's securities.

Cash Flows

At December 31, 2013, the Company expects to make aggregate contributions to qualified and non-qualified pension trusts and payments of pension benefits for unfunded pension plans in 2014 of approximately $16.0 million (based on exchange rates at December 31, 2013).

Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Plans	Postretirement Benefits Other than Pensions
2014	$14.7	$3.9
2015	15.3	3.3
2016	16.1	3.7
2017	17.9	4.0
2018	18.0	4.1
Years 2019-2023	104.1	19.8

Health Care Cost Trends

Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage- Point
	Increase	Decrease
Effect on total of service and interest cost components	$—	$—
Effect on post-retirement benefit other than pension obligation	0.4	(0.4)

Defined Contribution Retirement Plans

Company contributions to defined contribution retirement plans are primarily based on the age and compensation of covered employees. Contributions to these plans, all of which were charged to expense, were $1.9 million in 2013, $1.8 million in 2012 and $1.6 million in 2011. In addition, the Company maintains a supplemental retirement contribution plan (the "SRCP") which is a non-qualified, unfunded defined contribution plan. The Company provides benefits under the SRCP to the extent necessary to fulfill the intent of its defined contribution retirement plans without regard to the limitations set by the Internal Revenue Code on qualified defined contribution plans. For the years ended December 31, 2013, 2012 and 2011, the Company recognized expense related to the SRCP of $0.3 million, $0.2 million and $0.1 million, respectively.

Investment Plans

The Company provides voluntary contribution investment plans to substantially all North American employees. Under the plans, the Company matches a portion of employee contributions. For the years ended December 31, 2013, 2012 and 2011, costs charged to expense for company matching contributions under these plans were $1.8 million, $1.7 million and $1.5 million, respectively.

Note 8.  Stock Compensation Plans

The Company established the 2004 Omnibus Stock and Incentive Plan (the "2004 Omnibus Plan") in December 2004 and reserved 3,500,000 shares of $0.01 par value common stock ("Common Stock") for issuance under the Omnibus Plan. Pursuant to the terms of the 2004 Omnibus Plan, the compensation committee of the Company's Board of Directors may grant various types of equity-based compensation awards, including incentive and nonqualified stock options, SARs, restricted stock, RSUs, RSUs with performance conditions ("Performance Shares") and performance units, in addition to certain cash-based awards. All grants under the Omnibus Plan will be made at fair market value and no grant may be repriced. In general, the options expire ten years from the date of grant and vest over a three-year service period.

At the 2013 Annual Meeting of Stockholders, the Company's stockholders approved an amendment and restatement of the 2004 Omnibus Plan (as amended and restated the "2013 Omnibus Plan"). The amendment and restatement authorized the Company to reserve an additional 1,577,000 shares of Common Stock for future issuance. As of December 31, 2013, the Company had 1,790,000 shares of Common Stock reserved for future issuance under the 2013 Omnibus Plan. As of December 31, 2013, the number of shares available for future issuance was reduced by approximately 50,000 shares for outstanding SARs where the closing market price for the

Company's common stock was greater than the exercise price of the SAR. The Company accounts for stock-based compensation pursuant to the fair value recognition provisions of ASC Topic 718, Compensation — Stock Compensation ("ASC Topic 718").

Valuation and Expense Information Under ASC Topic 718

Substantially all stock-based compensation expense has been recorded in selling, general and administrative expenses. The following table summarizes stock-based compensation costs and related income tax benefits.

	Year Ended December 31,
	2013	2012	2011
Stock-based compensation expense	$4.9	$4.9	$4.3
Income tax benefit	(1.9)	(1.9)	(1.6)

Stock-based compensation, net of income tax benefit	$3.0	$3.0	$2.7

The following table summarizes total compensation costs related to the Company's equity awards and amounts recognized in the year ended December 31, 2013.

	Stock Options	Performance Shares and RSUs
Unrecognized compensation cost — December 31, 2012	$1.6	$2.5
Grant date fair value current year grants	1.0	3.2
Change in estimate of shares to be forfeited	—	(0.1)
Compensation expense recognized	(1.3)	(3.6)

Unrecognized compensation cost — December 31, 2013	$1.3	$2.0

Expected amortization period (in years)	2.5	1.6

Stock Options/SARs

The following tables present information regarding stock options awarded during the years ended December 31, 2013, 2012 and 2011. For the year ended December 31, 2012, the table excludes 125,000 nonqualified stock options awarded to the Company's President and Chief Executive Officer as described below:

	2013	2012	2011
Nonqualified stock options granted	111,200	97,600	152,300
Per share weighted average exercise price	$31.23	$24.14	$19.55
Per share weighted average grant date fair value	$9.61	$8.13	$8.34

The weighted-average grant date fair value for stock options granted for the years ended December 31, 2013, 2012 and 2011 was estimated using the Black-Scholes option valuation model with the following assumptions:

	2013	2012	2011
Expected term in years	5.3	4.9	5.3
Risk free interest rate	0.9%	1.1%	2.3%
Volatility	40.4%	45.4%	57.1%
Dividend yield	1.9%	2.0%	2.3%

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

The following table summarizes stock option activity under the Omnibus Plan for the year ended December 31, 2013:

	Number of Stock Options	Weighted-Average Exercise Price
Options outstanding — December 31, 2012	1,704,712	$24.70
Add: Options granted	111,150	$31.23
Less: Options exercised	845,476	$26.90
Less: Options forfeited/cancelled	19,718	$31.78

Options outstanding — December 31, 2013	950,668	$23.36

The status of outstanding and exercisable stock options as of December 31, 2013, summarized by exercise price follows:

	Options Vested or Expected to Vest				Options Exercisable
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (a)	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (a)
$7.41 - $21.13	342,650	5.7	$12.85	$10.3	310,399	$12.19	$9.5
$22.44 - $29.43	307,981	6.7	$24.80	5.5	122,378	$25.92	2.1
$30.15 - $34.61	178,761	6.1	$31.84	2.0	73,045	$32.72	0.7
$35.92 - $42.24	116,410	3.3	$37.30	0.6	116,410	$37.30	0.6

	945,802	5.8	$23.34	$18.4	622,232	$22.00	$12.9

(a)
Represents the total pre-tax intrinsic value as of December 31, 2013 that option holders would have received had they exercised their options as of such date. The pre-tax intrinsic value is based on the closing market price for the Company's common stock of $42.77 on December 31, 2013.

The aggregate pre-tax intrinsic value of stock options exercised for the years ended December 31, 2013, 2012 and 2011 was $9.8 million, $5.1 million and $2.9 million, respectively.

The following table summarizes the status of the Company's unvested stock options as of December 31, 2013 and activity for the year then ended:

	Number of Stock Options	Weighted-Average Grant Date Fair Value
Outstanding — December 31, 2012	345,031	$8.26
Add: Options granted	111,150	$9.61
Less: Options vested	124,743	$7.23
Less: Options forfeited/cancelled	3,002	$8.54

Outstanding — December 31, 2013	328,436	$9.11

As of December 31, 2013, certain participants met age and service requirements that allowed their options to qualify for accelerated vesting upon retirement. As of December 31, 2013, there were approximately 60,000 stock options subject to accelerated vesting that such participants would have been eligible to exercise if they had retired as of such date. The aggregate grant date fair value of options subject to accelerated vesting was $0.5 million. For the year ended December 31, 2013, stock-based compensation expense for such options was $0.4 million. For the year ended December 31, 2013, the aggregate grant date fair value of options vested, including options subject to accelerated vesting, was $1.4 million. Stock options that reflect accelerated vesting for expense recognition become exercisable according to the contract terms of the stock option grant.

Performance Shares/RSUs

For the year ended December 31, 2013, the Company granted target awards of 79,000 Performance Units. The measurement period for the Performance Units is January 1, 2013 through December 31, 2013. RSUs equal to not less than 40 percent and not more than 200 percent of the Performance Unit target will be awarded based on the Company's growth in return on invested capital, consolidated revenue growth, the percentage of consolidated free cash flow to revenue and total return to shareholders relative to the companies in the Russell 2000® Value small cap index. The RSUs will vest on December 31, 2015. During the vesting period, the holders of these RSUs are entitled to dividends, but the RSUs do not have voting rights and are subject to forfeiture due to termination of employment and other conditions. For the year ended December 31, 2013, 95,000 RSUs or approximately 120 percent of the Performance Unit targets were earned. The market price on the date of grant for the Performance Units was $31.23 per share. The Company is recognizing stock-based compensation expense pro-rata over the vesting term of the RSUs.

For the year ended December 31, 2013, the Company awarded 11,270 RSUs to members of the Board of Directors (the "Director Awards"). The weighted average grant date fair value of the Director Awards was $31.07 per share and the awards vest one year from the date of grant. During the vesting period, the holders of Director Awards are entitled to dividends, but the RSUs do not have voting rights and are forfeited in the event the holder is no longer a member of the Board of Directors.

The following table summarizes the activity of the Company's unvested stock-based awards (other than stock options) for the years ended December 31, 2013, 2012 and 2011:

	RSUs	Weighted- Average Grant Date Fair Value	Performance Shares	Weighted- Average Grant Date Fair Value
Outstanding — December 31, 2010	387,560	$13.97	205,800	$10.59
Shares granted (a)	55,523	$14.68	124,800	$27.32
Shares vested	(81,276)	$12.81	—	—
Performance Shares vested	693,208	$7.74	(330,000)	$16.94
Shares expired or cancelled	(9,185)	$25.36	(600)	$20.56

Outstanding — December 31, 2011	1,045,830	$9.87	—	—
Shares granted (a)	12,912	$22.72	103,000	$36.13
Shares vested	(837,179)	$8.23	—	—
Shares expired or cancelled	—	—	(5,100)	$36.13

Outstanding — December 31, 2012	221,563	$16.81	97,900	$36.13
Shares granted (a)	12,220	$31.26	78,900	$49.28
Shares vested	(220,762)	$17.23	—	—
Performance Shares vested	145,871	$24.25	(97,900)	$36.13
Shares expired or cancelled	(6,701)	$19.73	(1,900)	$49.28

Outstanding — December 31, 2013 (b)	152,191	$24.36	77,000	$49.28

(a)
For the years ended December 31, 2013, 2012 and 2011, includes 950 RSUs, 887 RSUs and 48,323 RSUs, respectively, that were granted in lieu of cash dividends. Such dividends-in-kind vest concurrently with the underlying RSUs.
(b)
The aggregate pre-tax intrinsic value of outstanding RSUs as of December 31, 2013 was $6.3 million.

The aggregate pre-tax intrinsic value of restricted stock and RSUs that vested for the years ended December 31, 2013, 2012 and 2011 was $9.3 million, $21.6 million and $1.7 million, respectively.

Excess Tax Benefits

ASC Topic 718 requires the reporting of excess tax benefits related to the exercise or vesting of stock-based awards as cash provided by financing activities within the statement of cash flows. Excess tax benefits represent the difference between the tax deduction the Company will receive on its tax return for compensation recognized by employees upon the vesting or exercise of stock-based awards and the tax benefit recognized for the grant date fair value of such awards. As of December 31, 2013, 2012 and 2011, because the Company had unused NOLs its excess tax benefits did not result in a reduction in taxes paid and therefore a reduction in cash flow from operations is recorded to offset the amount of excess tax benefits reported in cash flows from financing activities. For the years ended December 31, 2013, 2012 and 2011, the Company recognized excess tax benefits related to the exercise or vesting of stock-based awards of $2.6 million, $6.1 million and $1.0 million, respectively.

Note 9.  Stockholders' Equity

Common Stock

The Company has authorized 100 million shares of Common Stock. Holders of the Company's Common Stock are entitled to one vote per share.

In May 2013, the Company's Board of Directors authorized a program that would allow the Company to repurchase up to $10 million of its outstanding Common Stock through May 2014 (the "2013 Stock Purchase Plan"). The Company had a similarly-sized program in place during the preceding 12 months that expired in May 2013 (the "2012 Stock Purchase Plan"). For the year ended December 31, 2012, the Company acquired 158,000 shares of Common Stock at an aggregate cost of $4.1 million under the 2012 Stock Purchase Plan. For the year ended December 31, 2013, there were no purchases under either stock purchase plan. For the year ended December 31, 2011, the Company did not have a stock purchase plan.

Purchases under the 2013 Stock Purchase Plan will be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. The program does not require the Company to purchase any specific number of shares and may be suspended or discontinued at any time. The 2013 Stock Purchase Plan is expected to be funded using cash on hand or borrowings under the Company's existing revolving credit facility.

For the years ended December 31, 2013, 2012 and 2011, the Company acquired 111,000 shares, 302,000 shares and 25,000 shares of Common Stock, respectively, at a cost of $4.6 million, $7.6 million and $0.5 million, respectively, for shares surrendered by employees to pay taxes due on vested restricted stock awards and SARs exercised.

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

Note 10.  Commitments

Leases

The future minimum obligations under operating leases having a noncancelable term in excess of one year as of December 31, 2013, are as follows:

2014	$1.8
2015	1.2
2016	0.8
2017	0.3
2018	—
Thereafter	—

Future minimum lease obligations	$4.1

For the years ended December 31, 2013, 2012 and 2011 rent expense under operating leases was $4.5 million, $4.2 million and $3.2 million, respectively.

Purchase Commitments

The Company has certain minimum purchase commitments that extend beyond December 31, 2013. Commitments under these contracts are approximately $7.6 million, $1.0 million, $1.0 million and $1.0 million for the years ended December 31, 2014, 2015, 2016 and 2017, respectively. Such purchase commitments for the year ended December 31, 2014 are primarily for coal contracts. Although the Company is primarily liable for payments on the above-mentioned leases and purchase commitments, management believes exposure to losses, if any, under these arrangements is not material.

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

German Tax Audits — Tax Years 2006 to 2007

In November 2010, the Company received a tax examination report from the German tax authorities challenging the validity of certain interest expense deductions claimed on the Company's tax returns for the years 2006 and 2007. In August 2011, the Company received tax assessments totaling €3.7 million from the German tax authorities and submitted an appeal challenging these assessments. The Company paid a total of €1.9 million against the August 2011 tax assessments and reflected these payments as assets (in "Income taxes receivable") in recognition that such amounts would be treated as prepayments against any assessments ultimately owed. During the first quarter of 2013, the Company reached a settlement with the German tax authorities for all issues related to the tax examination. The settlement resulted in a revised tax assessment of €0.5 million, which was approximately equal to the Company's liability for uncertain tax positions related to this issue at December 31, 2012. For the year ended December 31, 2013, the Company received refunds of the above tax prepayments of €1.4 million.

As of December 31, 2013, the Company reflected a liability for unrecognized tax benefits based on an assessment of the likelihood of alternative outcomes related to certain ongoing interest expense deductions through December 31, 2013. Management believes it is remote that the Company's liability for unrecognized tax benefits related to these matters will significantly increase within the next 12 months.

Indemnifications

Pursuant to a Distribution Agreement, an Employee Matters Agreement and a Tax Sharing Agreement, the Company has agreed to indemnify Kimberly-Clark for certain liabilities or risks related to the Spin-Off. Many of the potential indemnification liabilities under these agreements are unknown, remote or highly contingent. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable agreement. For these reasons, the Company is unable to estimate the maximum potential amount of the possible future liability under the indemnity provisions of these agreements. However, the Company accrues for any potentially indemnifiable liability or risk under these agreements for which it believes a future payment is probable and a range of loss can be reasonably estimated. As of December 31, 2013, management believes the Company's liability, if any, under such indemnification obligations was not material to the consolidated financial statements.

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

The Company incurs capital expenditures necessary to meet legal requirements and otherwise relating to the protection of the environment at its facilities in the United States and internationally. For these purposes, the Company has planned capital expenditures for environmental projects during the period 2014 through 2016 of approximately $1 million to $2 million annually. The Company's anticipated capital expenditures for environmental projects are not expected to have a material effect on our financial condition, results of operations or liquidity.

Employees and Labor Relations

As of December 31, 2013, the Company had approximately 1,875 regular full-time employees of whom 735 hourly and 360 salaried employees were located in the United States and 495 hourly and 285 salaried employees were located in Germany.

Hourly employees at the Whiting, Neenah, Munising and Appleton paper mills are represented by the United Steelworkers Union (the "USW"). In February 2013, the Company reached agreement with the USW on new collective bargaining agreements for all of its U.S. paper mills. The new agreements between the Whiting, Neenah, Munising and Appleton paper mills and the USW expire on January 31, 2018, June 30, 2018, July 14, 2018 and May 31, 2019, respectively. On pension matters, the Whiting, Neenah, Munising and Appleton paper mills have bargained jointly with the USW. The current agreement on pension matters with the USW will remain in effect until September 2019.

Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the "IG BCE"). In June 2013, the IG BCE and a national trade association representing all employers in the industry signed a collective bargaining agreement covering union employees of Neenah Germany that expires in June 2015. Under German law union membership is voluntary and does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement with the IG BCE that expires in June 2015 cannot be determined.

Note 12.  Discontinued Operations

In March 2010, the Company concluded its operating activities in Canada; however, the Company has certain continuing post-employment benefit obligations related to its former Canadian operations.

The following table presents the results of discontinued operations:

	Year Ended December 31,
	2013 (a)	2012 (b)	2011
Discontinued operations:
Income (loss) before income taxes	$4.2	$(0.1)	$(0.3)
Provision (benefit) for income taxes	1.6	(4.5)	(0.1)

Income (loss) from discontinued operations, net of income taxes	$2.6	$4.4	$(0.2)

(a)
During the first quarter of 2013, the Company received a refund of excess pension contributions, less withholding taxes, from the terminated Terrace Bay pension plan. As a result, the Company recorded income before income taxes from discontinued operations of $4.2 million and a related provision for income taxes of $1.6 million.
(b)
In November 2012, audits of the 2007 and 2008 tax years were finalized with a finding of no additional taxes due. As a result, the Company recognized a non-cash tax benefit of $4.5 million related to the reversal of certain liabilities for uncertain income tax positions.

Note 13.  Business Segment and Geographic Information

The Company reports its operations in two primary segments: Technical Products and Fine Paper. The technical products business is an international producer of transportation and other filter media and durable, saturated and coated substrates for industrial products backings and a variety of other end markets. The fine paper business is a supplier of premium writing, text and cover papers, bright papers, and luxury packaging and premium label specialty papers in North America. Each segment employs different technologies and marketing strategies. In addition, the Company reports in the Other segment results for the non-premium Index, Tag and Vellum Bristol product lines acquired as part of the purchase of the Wausau brands. Disclosure of segment information is on the same basis that management uses internally for evaluating segment performance and allocating resources. Transactions between segments are eliminated in consolidation. The costs of shared services, and other administrative functions managed on a common basis, are allocated to the segments based on usage, where possible, or other factors based on the nature of the activity. General corporate expenses that do not directly support the operations of the business segments are shown as Unallocated corporate costs. The accounting policies of the reportable operating segments are the same as those described in Note 2, "Summary of Significant Accounting Policies."

Business Segments

	Year Ended December 31,
	2013	2012	2011
Net sales
Technical Products	$416.1	$406.6	$421.1
Fine Paper	401.8	372.7	274.9
Other	26.6	29.5	—

Consolidated	$844.5	$808.8	$696.0

	Year Ended December 31,
	2013	2012	2011
Operating income (loss)
Technical Products	$38.6	$37.6	$33.8
Fine Paper (a)	59.8	50.0	39.7
Other	1.2	2.4	—
Unallocated corporate costs (b)	(15.8)	(19.6)	(16.9)

Consolidated	$83.8	$70.4	$56.6

(a)
Operating income for the years ended December 31, 2013 and 2012 include acquisition related integration costs of $0.4 million and $5.8 million, respectively.
(b)
Unallocated corporate costs for the year ended December 31, 2013 includes a SERP settlement charges of $0.2 million and a loss on the early extinguishment of debt of $0.5 million. Unallocated corporate costs for the year ended December 31, 2012 includes a SERP settlement charges of $3.5 million and a loss on the early extinguishment of debt of $0.2 million.

	Year Ended December 31,
	2013	2012	2011
Depreciation and amortization
Technical Products	$16.4	$15.7	$17.6
Fine Paper	9.3	9.4	9.5
Corporate	3.7	3.7	3.9

Consolidated	$29.4	$28.8	$31.0

	Year Ended December 31,
	2013	2012	2011
Capital expenditures
Technical Products	$21.5	$14.7	$18.0
Fine Paper	5.0	10.2	4.2
Corporate	2.2	0.2	0.9

Consolidated	$28.7	$25.1	$23.1

	December 31,
	2013	2012
Total Assets (a)
Technical Products	$365.9	$348.5
Fine Paper	206.9	214.0
Corporate and other (b)	103.1	48.2

Total	$675.9	$610.7

(a)
Segment identifiable assets are those that are directly used in the segments operations.
(b)
Corporate assets are primarily cash, deferred income taxes and deferred financing costs.

Geographic Information

	Year Ended December 31,
	2013	2012	2011
Net sales
United States	$564.4	$543.4	$416.2
Europe	280.1	265.4	279.8

Consolidated	$844.5	$808.8	$696.0

	December 31,
	2013	2012
Total Assets
United States	$365.1	$322.5
Canada	1.0	0.2
Europe	309.8	288.0

Total	$675.9	$610.7

Net sales are attributed to geographic areas based on the physical location of the selling entities.

Concentrations

For the years ended December 31, 2013, 2012 and 2011, sales to the three largest customers of the fine paper business represented approximately 30 percent, 30 percent and 40 percent, respectively, of its total sales. For the years ended December 31, 2013, 2012 and 2011, no single customer accounted for more than 10 percent of the Company's consolidated revenue. Except for certain specialty latex grades and specialty softwood pulp used by Technical Products, management is not aware of any significant concentration of business transacted with a particular supplier that could, if suddenly eliminated, have a material effect on its operations.

Note 14.  Supplemental Data

Supplemental Statement of Operations Data

  Summary of Advertising and Research and Development Expenses

	Year Ended December 31,
	2013	2012	2011
Advertising expense	$7.6	$8.4	$6.2
Research and development expense	6.1	5.6	5.4

(a)
Advertising expense and research and development expense are recorded in selling, general and administrative expenses on the consolidated statements of operations.

Supplemental Balance Sheet Data

  Summary of Accounts Receivable — net

	December 31,
	2013	2012
From customers	$92.0	$81.5
Less allowance for doubtful accounts and sales discounts	(1.5)	(1.9)

Total	$90.5	$79.6

  Summary of Inventories

	December 31,
	2013	2012
Inventories by Major Class:
Raw materials	$20.3	$20.8
Work in progress	22.9	24.9
Finished goods	67.3	66.3
Supplies and other	4.5	3.7

	115.0	115.7
Excess of FIFO over LIFO cost	(13.9)	(12.8)

Total	$101.1	$102.9

The FIFO value of inventories valued on the LIFO method was $86.6 million and $91.8 million at December 31, 2013 and 2012, respectively.

  Summary of Prepaid and Other Current Assets

	December 31,
	2013	2012
Prepaid and other current assets	$10.3	$7.7
Spare parts	6.7	6.4

Total	$17.0	$14.1

  Summary of Property, Plant and Equipment — Net

	December 31,
	2013	2012
Land and land improvements	$21.7	$20.8
Buildings	114.1	105.1
Machinery and equipment	496.3	465.1
Construction in progress	5.0	13.7

	637.1	604.7
Less accumulated depreciation	375.4	349.9

Net Property, Plant and Equipment	$261.7	$254.8

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $26.7 million, $26.2 million and $28.2 million, respectively. Interest expense capitalized as part of the costs of capital projects was $0.2 million, $0.1 million and $0.1 million, respectively, for the years ended December 31, 2013, 2012 and 2011.

  Summary of Accrued Expenses

	December 31,
	2013	2012
Accrued salaries and employee benefits	$23.1	$23.4
Amounts due to customers	7.5	7.9
Liability for uncertain income tax positions	0.4	1.6
Accrued interest	1.2	0.8
Accrued income taxes	2.0	3.1
Other	11.6	10.8

Total	$45.8	$47.6

  Summary of Noncurrent Employee Benefits

	December 31,
	2013	2012
Pension benefits	$57.1	$83.7
Post-employment benefits other than pensions	40.6	47.4

Total (a)	$97.7	$131.1

(a)
Includes $4.0 million and $4.8 million in long-term disability benefits due to Terrace Bay retirees and SRCP benefits as of December 31, 2013 and 2012, respectively.

Supplemental Cash Flow Data

  Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2013	2012	2011
Cash paid during the year for interest, net of interest expense capitalized	$9.9	$13.1	$15.2
Cash paid during the year for income taxes, net of refunds	5.4	6.7	4.7
Non-cash investing activities:
Liability for equipment acquired	1.8	2.2	2.4

  Net cash provided by (used in) changes in working capital

	Year Ended December 31,
	2013	2012	2011
Accounts receivable	$(9.4)	$(7.7)	$(1.9)
Inventories	4.8	(26.8)	(0.1)
Income taxes (receivable) payable	(0.1)	(1.1)	(0.5)
Prepaid and other current assets	(2.7)	—	(0.1)
Accounts payable	1.3	5.0	0.5
Accrued expenses	(0.5)	9.7	(5.1)

Total	$(6.6)	$(20.9)	$(7.2)

Note 15.  Unaudited Quarterly Data

	2013 Quarters
	First	Second	Third	Fourth	Year (a)(b)(c)
Net Sales	$213.2	$212.3	$214.1	$204.9	$844.5
Gross Profit	43.5	42.8	37.1	42.2	165.6
Operating Income	22.2	22.6	16.4	22.6	83.8
Income From Continuing Operations	12.1	12.8	11.4	13.1	49.4
Earnings Per Common Share From Continuing Operations:
Basic	$0.74	$0.79	$0.69	$0.80	$3.02

Diluted	$0.73	$0.77	$0.68	$0.78	$2.96

(a)
Includes integration/restructuring costs of $0.6 million.
(b)
Includes a loss on the early extinguishment of debt of $0.5 million.
(c)
Includes a SERP settlement charge of $0.2 million.

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
(b)
Includes a SERP settlement charge of $3.5 million.
(c)
Includes a loss on the early extinguishment of debt of $0.6 million.

SCHEDULE II

NEENAH PAPER, INC. AND SUBSIDIARIES
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-offs and Reclassifications	Balance at End of Period
December 31, 2013
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$1.4	$0.4	$—	$(0.9)	$0.9
Allowance for sales discounts	0.5	0.1	—	—	0.6
Valuation allowance — deferred income taxes	0.4	—	—	(0.4)	—
December 31, 2012
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$1.4	$0.2	$—	$(0.2)	$1.4
Allowance for sales discounts	0.5	—	—	—	0.5
Valuation allowance — deferred income taxes	1.7	(1.3)	—	—	0.4
December 31, 2011
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$1.4	$0.6	$—	$(0.6)	$1.4
Allowance for sales discounts	0.5	—	—	—	0.5
Valuation allowance — deferred income taxes	1.7	—	—	—	1.7