Form 10-Q
period 2014-03-31
Neenah Paper Inc
filed 2014-05-08
CIK 1296435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 25, 2014, there were approximately 16,560,000 shares of the Company’s common stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net sales	$225.1	$213.2
Cost of products sold	181.7	169.7
Gross profit	43.4	43.5
Selling, general and administrative expenses	19.9	21.0
Integration/restructuring costs	0.3	0.1
Other expense - net	0.2	0.2
Operating income	23.0	22.2
Interest expense - net	2.8	2.6
Income from continuing operations before income taxes	20.2	19.6
Provision for income taxes	7.0	7.5
Income from continuing operations	13.2	12.1
Income from discontinued operations, net of income taxes (Note 11)	—	2.6
Net income	$13.2	$14.7

Earnings Per Common Share
Basic
Continuing operations	$0.79	$0.74
Discontinued operations	—	0.16
	$0.79	$0.90
Diluted
Continuing operations	$0.78	$0.73
Discontinued operations	—	0.16
	$0.78	$0.89

Weighted Average Common Shares Outstanding (in thousands)
Basic	16,459	15,944
Diluted	16,769	16,253
Cash Dividends Declared Per Share of Common Stock	$0.24	$0.15

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$13.2	$14.7
Unrealized foreign currency translation loss	—	(5.8)
Net gain from adjustments to pension and other postretirement benefit liabilities	—	6.6
Reclassification of amortization of adjustments to pension and other postretirement benefit liabilities recognized in net periodic benefit cost (Note 6)	1.1	1.8
Income from other comprehensive income items	1.1	2.6
Provision for income taxes	0.4	3.2
Other comprehensive income (loss)	0.7	(0.6)
Comprehensive income	$13.9	$14.1

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$77.2	$73.4
Accounts receivable (less allowances of $1.6 million and $1.5 million)	111.5	90.5
Inventories	104.7	101.1
Income taxes receivable	0.6	0.6
Deferred income taxes	21.2	22.8
Prepaid and other current assets	14.7	17.0
Total Current Assets	329.9	305.4
Property, Plant and Equipment, at cost	639.3	637.1
Less accumulated depreciation	380.9	375.4
Property, plant and equipment—net	258.4	261.7
Deferred Income Taxes	11.4	13.3
Goodwill	43.1	43.1
Intangible Assets—net	38.0	38.5
Other Assets	13.9	13.9
TOTAL ASSETS	$694.7	$675.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$14.9	$21.4
Accounts payable	48.6	36.4
Accrued expenses	48.4	45.8
Total Current Liabilities	111.9	103.6
Long-term Debt	190.1	190.5
Deferred Income Taxes	15.4	15.6
Noncurrent Employee Benefits	93.2	97.7
Other Noncurrent Obligations	0.9	1.0
TOTAL LIABILITIES	411.5	408.4
Contingencies and Legal Matters (Note 10)
Stockholders’ Equity
TOTAL STOCKHOLDERS’ EQUITY	283.2	267.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$694.7	$675.9

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$13.2	$14.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7.2	7.2
Stock-based compensation	1.4	1.7
Excess tax benefits from stock-based compensation (Note 7)	(1.9)	(0.3)
Deferred income tax provision	4.7	6.9
Inventory acquired in acquisitions (Note 3)	—	(1.8)
Increase in working capital	(6.8)	(22.9)
Pension and other postretirement benefits	(2.8)	(3.1)
Other	(0.2)	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	14.8	2.4
INVESTING ACTIVITIES
Capital expenditures	(4.3)	(4.7)
Purchase of brands (Note 3)	—	(5.2)
Purchase of marketable securities	(0.1)	—
Other	(0.1)	0.1
NET CASH USED IN INVESTING ACTIVITIES	(4.5)	(9.8)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	23.7
Repayments of long-term debt	—	(18.9)
Repayments of short-term debt	(6.8)	—
Shares purchased (Note 9)	(0.1)	—
Proceeds from exercise of stock options	2.6	0.7
Excess tax benefits from stock-based compensation (Note 7)	1.9	0.3
Cash dividends paid	(4.0)	(2.4)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(6.4)	3.4
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(0.1)	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3.8	(4.0)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	73.4	7.8
CASH AND CASH EQUIVALENTS, END OF PERIOD	$77.2	$3.8

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest expense capitalized	$0.3	$0.7
Cash paid during period for income taxes	$1.2	$2.4
Non-cash investing activities:
Liability for equipment acquired	$0.9	$1.1
Liability related to acquisition of brands	$—	$0.6

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

The condensed consolidated financial statements of Neenah and its subsidiaries included herein are unaudited, except for the December 31, 2013 condensed consolidated balance sheet, which was derived from audited financial statements.  The condensed consolidated financial statements include the financial statements of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated from the condensed consolidated financial statements.

Earnings per Share (“EPS”)

Diluted EPS was calculated to give effect to all potentially dilutive non-participating common share equivalents using the “Treasury Stock” method. Outstanding stock options, stock appreciation rights (“SARs”) and target awards of Restricted Stock Units (“RSUs”) with performance conditions (“Performance Units”) represent the only potentially dilutive non-participating security effects on the Company’s weighted-average shares. For the three months ended March 31, 2014 and 2013, approximately 45,000 and 870,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s common stock for the period the options were outstanding.

The following table presents the computation of basic and diluted EPS (dollars in millions except per share amounts, shares in thousands):

Earnings Per Basic Common Share

	Three Months Ended March 31,
	2014	2013
Income from continuing operations	$13.2	$12.1
Distributed and undistributed amounts allocated to participating securities	(0.2)	(0.3)
Income from continuing operations available to common stockholders	13.0	11.8
Income from discontinued operations, net of income taxes	—	2.6
Net income available to common stockholders	$13.0	$14.4

Weighted-average basic shares outstanding	16,459	15,944
Basic
Continuing operations	$0.79	$0.74
Discontinued operations	—	0.16
	$0.79	$0.90

Earnings Per Diluted Common Share

	Three Months Ended March 31,
	2014	2013
Income from continuing operations	$13.2	$12.1
Distributed and undistributed amounts allocated to participating securities	(0.2)	(0.2)
Income from continuing operations available to common stockholders	13.0	11.9
Income from discontinued operations, net of income taxes	—	2.6
Net income available to common stockholders	$13.0	$14.5

Weighted-average basic shares outstanding	16,459	15,944
Add: Assumed incremental shares under stock compensation plans	310	309

Weighted-average diluted shares	16,769	16,253
Diluted
Continuing operations	$0.78	$0.73
Discontinued operations	—	0.16
	$0.78	$0.89

Fair Value of Financial Instruments

The Company measures the fair value of financial instruments in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”) which establishes a framework for measuring fair value. ASC Topic 820 provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The asset’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques attempt to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company’s investments in marketable securities are accounted for as “available-for-sale securities” in accordance with ASC Topic 320, Investments — Debt and Equity Securities (“ASC Topic 320”). As of March 31, 2014, the cost and fair value of the Company’s marketable securities was $2.8 million and $2.7 million, respectively.  Fair value for the Company’s marketable securities was estimated from Level 1 inputs.  These marketable securities are classified as “Other Assets” on the condensed consolidated balance sheet and are restricted to the payment of benefits under the Company’s Supplemental Executive Retirement Plan (“SERP”).

Note 2.  Accounting Standard Changes

As of March 31, 2014, no amendments to the ASC had been issued that will have or are reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 3.  Acquisitions

On January 31, 2013, the Company purchased certain premium paper brands and other assets from Southworth. The Company made a payment of $7.0 million for (i) certain premium fine paper brands including Southworth®, which is the leading writing, text and cover brand sold in the retail channel, (ii) approximately one month of finished goods inventory valued at $1.8 million and (iii) certain converting equipment used for retail grades.  The results of the Southworth brands are reported in the Fine Paper segment from the date of acquisition.  For the three months ended March 31, 2013, the Company incurred $0.1 million of acquisition-related integration costs.

Note 4.  Supplemental Balance Sheet Data

The following table presents inventories by major class:

	March 31, 2014	December 31, 2013
Raw materials	$22.7	$20.3
Work in progress	22.9	22.9
Finished goods	68.2	67.3
Supplies and other	4.5	4.5
	118.3	115.0
Adjust FIFO inventories to LIFO cost	(13.6)	(13.9)
Total	$104.7	$101.1

The FIFO values of inventories valued on the LIFO method were $90.6 million and $86.6 million as of March 31, 2014 and December 31, 2013, respectively.

The following table presents changes in accumulated other comprehensive income (“AOCI”) for the three months ended March 31, 2014:

	Unrealized foreign currency translation gain	Net gain (loss) from pension and other postretirement liabilities	Accumulated other comprehensive income (loss)
AOCI — December 31, 2013	$17.9	$(45.2)	$(27.3)

Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from AOCI	—	1.1	1.1
Income from other comprehensive income items	—	1.1	1.1
Provision for income taxes	—	0.4	0.4
Other comprehensive income	—	0.7	0.7

AOCI — March 31, 2014	$17.9	$(44.5)	$(26.6)

For the three months ended March 31, 2014, the Company reclassified $1.1 million of costs from accumulated other comprehensive income to cost of products sold and selling, general and administrative expenses on the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2014, the Company recognized an income tax benefit of $0.4 million related to such reclassifications classified as Provision for income taxes on the Condensed Consolidated Statements of Operations.

Note 5.  Debt

Long-term debt consisted of the following:

	March 31, 2014	December 31, 2013
2021 Senior Notes (5.25% fixed rate) due May 2021	$175.0	$175.0
Neenah Germany revolving lines of credit (variable rates)	12.4	19.3
German Loan Agreement (3.8% fixed rate) due in 16 equal semi-annual installments ending December 2016	5.2	5.2
Second German Loan Agreement (2.5% fixed rate) due in 32 equal quarterly installments ending September 2022	12.4	12.4
Total debt	205.0	211.9
Less: Debt payable within one year	14.9	21.4
Long-term debt	$190.1	$190.5

Unsecured Senior Notes

2021 Senior Notes

In May 2013, the Company completed an underwritten offering of eight-year senior unsecured notes (the “2021 Senior Notes”) at a face amount of $175 million. The 2021 Senior Notes bear interest at a rate of 5.25%, payable in arrears on May 15 and November 15 of each year, commencing on November 15, 2013, and mature on May 15, 2021. The 2021 Senior Notes are fully and unconditionally guaranteed by substantially all of the Company’s domestic subsidiaries (the “Guarantors”). The 2021 Senior Notes have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold absent registration or an applicable exemption from registration requirements.

The 2021 Senior Notes contain terms, covenants and events of default with which the Company must comply, which the Company believes are ordinary and standard for notes of this nature. As of March 31, 2014, the Company was in compliance with all terms of the indenture for the 2021 Senior Notes.

Secured Bank Credit Facility

In June 2013, the Company amended its bank credit agreement (as amended, the “Bank Credit Agreement”) to, among other things; (i) modify the Bank Credit Agreement’s accordion feature to permit the Company, subject to certain conditions, to increase the aggregate revolving credit facility commitments by up to $30 million, to a maximum amount of $180 million (ii) increase the Company’s allowable dividends paid to shareholders in any period of 12 consecutive months to $25 million, (iii) allow the Company to repurchase up to $30 million of its own common stock on or before December 31, 2014, and (iv) make certain definitional and administrative changes.

As of March 31, 2014, the Company had a $105 million revolving credit facility (the “Revolver”) pursuant to the Bank Credit Agreement of which no amounts were outstanding. As of March 31, 2014, the Company had $104.0 million of available credit under the Revolver.

Terms, Covenants and Events of Default. If borrowing availability under the Revolver is less than $20 million, the Company is required to achieve a fixed charge coverage ratio (as defined in the Bank Credit Agreement) of not less than 1.1 to 1.0 for the preceding four-quarter period, tested as of the end of each quarter. As of March 31, 2014, the Company was in compliance with all terms of the Bank Credit Agreement.

The Company’s ability to pay cash dividends on its common stock is limited under the terms of both the Bank Credit Agreement and the 2021 Senior Notes. As of March 31, 2014, the Company’s ability to pay cash dividends on its common stock was limited to a total of $25 million in a 12-month period.

Other Debt

German Project Financing

German Loan Agreement.  As of March 31, 2014, Neenah Germany had €3.7 million ($5.2 million, based on exchange rates at March 31, 2014) outstanding under a 10-year agreement with HypoVereinsbank and IKB Deutsche Industriebank AG (the “German Loan Agreement”).

Second German Loan Agreement.  As of March 31, 2014, Neenah Germany had €9.0 million ($12.4 million, based on exchange rates at March 31, 2014) outstanding under a project financing agreement (the “Second German Loan Agreement”).  The Second German Loan Agreement matures in September 2022 and principal is repaid in equal quarterly installments beginning in December 2014.

German Lines of Credit

HypoVereinsbank Line of Credit.  Neenah Germany has a revolving line of credit with HypoVereinsbank (the “HypoVereinsbank Line of Credit”) that provides for secured borrowings of up to €15 million for general corporate purposes. As of March 31, 2014, €5.0 million ($6.9 million, based on exchange rates at March 31, 2014) was outstanding and €10.0 million ($13.7 million, based on exchange rates at March 31, 2014) of credit was available under the HypoVereinsbank Line of Credit.

Commerzbank Line of Credit.  Neenah Germany has a revolving line of credit with Commerzbank AG (“Commerzbank”) that provides for borrowings of up to €5 million for general corporate purposes (the “Commerzbank Line of Credit. As of March 31, 2014, €4.0 million ($5.5 million, based on exchange rates at March 31, 2014) was outstanding and €1.0 million ($1.4 million, based on exchange rates at March 31, 2014) of credit was available under the Commerzbank Line of Credit.

Restrictions under German Credit Facilities

The terms of the HypoVereinsbank and Commerzbank lines of credit require Neenah Germany to maintain a ratio of stockholders’ equity to total assets equal to or greater than 45 percent. The Company was in compliance with all provisions of the HypoVereinsbank and Commerzbank lines of credit as of March 31, 2014.

Note 6.  Pension and Other Postretirement Benefits

Pension Plans

Substantially all active employees of the Company’s U.S. operations participate in defined benefit pension plans and/or defined contribution retirement plans. In addition, the Company maintains a SERP which is a non-qualified defined benefit plan. The Company provides benefits under the SERP to the extent necessary to fulfill the intent of its defined benefit retirement plans without regard to the limitations set by the Internal Revenue Code on qualified defined benefit plans. Neenah Germany has defined benefit plans designed to provide a monthly pension upon retirement for substantially all its employees in Germany. There is no legal or governmental obligation to fund Neenah Germany’s benefit plans and as such the Neenah Germany defined benefit plans are currently unfunded. As of March 31, 2014, Neenah Germany had investments of $2.1 million that were restricted to the payment of certain post-retirement employee benefits. As of March 31, 2014, $0.7 million and $1.4 million of such investments are classified as prepaid and other current assets and other assets, respectively, on the consolidated balance sheet.

In February 2013, the Company reached agreement with the United Steelworkers Union (the “USW”) on new collective bargaining agreements for all of its U.S. paper mills. The agreements resulted in a net reduction in the Company’s liability for post-retirement benefits.  In accordance with ASC Topic 715, Compensation — Retirement Benefits (“ASC Topic 715”), the Company measured the assets and liabilities of its U.S. post-retirement benefit plans as of February 28, 2013 and recorded a curtailment gain in OCI of $6.6 million less a provision for income taxes of $2.5 million.

The following table presents the components of net periodic benefit cost:

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended March 31,
	2014	2013	2014	2013
Service cost	$1.3	$1.3	$0.4	$0.5
Interest cost	3.8	3.3	0.5	0.5
Expected return on plan assets (a)	(4.2)	(4.2)	—	—
Recognized net actuarial loss	1.1	1.5	—	0.1
Amortization of prior service cost	0.1	0.1	—	—
Net periodic benefit cost	$2.1	$2.0	$0.9	$1.1

(a)         The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

The Company expects to make aggregate contributions to qualified and nonqualified defined benefit pension trusts and pay pension benefits for unfunded pension plans of approximately $21 million (based on exchange rates at March 31, 2014) in calendar 2014.  For the three months ended March 31, 2014, the Company made $5.2 million of such payments.

Note 7.  Stock Compensation Plan

At the 2013 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment and restatement of the Neenah Paper, Inc. 2004 Omnibus Stock and Incentive Compensation Plan (as amended and restated the “Omnibus Plan”). The amendment and restatement authorized the Company to reserve an additional 1,577,000 shares of $0.01 par value common stock (“Common Stock”) for future issuance. As of March 31, 2014, the Company had 1,865,000 shares of Common Stock reserved for future issuance under the Omnibus Plan. The Company accounts for stock-based compensation pursuant to the fair value recognition provisions of ASC Topic 718, Compensation—Stock Compensation (“ASC Topic 718”).

Valuation and Expense Information

Substantially all stock-based compensation expense is recorded in selling, general and administrative expenses on the condensed consolidated statements of operations.  The following table summarizes stock-based compensation expense and related income tax benefits.

	Three Months Ended March 31,
	2014	2013
Stock-based compensation expense	$1.4	$1.7
Income tax benefit	(0.5)	(0.6)
Stock-based compensation, net of Income tax benefit	$0.9	$1.1

The following table summarizes total compensation costs related to the Company’s equity awards and amounts recognized in the three months ended March 31, 2014.

	Stock Options and SARs	Performance Shares and RSUs
Unrecognized compensation cost — December 31, 2013	$1.3	$2.0
Grant date fair value of current year grants	1.2	2.4
Compensation expense recognized	(0.6)	(0.8)
Unrecognized compensation cost — March 31, 2014	$1.9	$3.6
Expected amortization period (in years)	2.7	2.3

Stock Options and SARs

The following tables present information regarding stock options awarded during the three months ended March 31, 2014:

Nonqualified stock options granted	91,300
Per share weighted average exercise price	$42.91
Per share weighted average grant date fair value	$12.63

The weighted-average grant date fair value for stock options granted during the three months ended March 31, 2014 was estimated using the Black-Scholes option valuation model with the following assumptions:

Expected term in years	5.9
Risk free interest rate	1.9%
Volatility	36.5%
Dividend yield	2.2%

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

The following table presents information regarding stock options and SARs that vested during the three months ended March 31, 2014:

Nonqualified stock options and SARs vested	103,500
Aggregate grant date fair value of stock options and SARs vested	$0.9

For the three months ended March 31, 2014 and 2013, the aggregate pre-tax intrinsic value of stock options and SARs exercised was $6.9 million and $1.9 million, respectively.

As of March 31, 2014, certain participants met age and service requirements that allowed their stock options and SARs to qualify for accelerated vesting upon retirement. As of March 31, 2014, such participants held options to purchase approximately 51,000 shares of common stock that would have been exercisable if they had retired as of such date. The aggregate grant date fair value of options subject to accelerated vesting was $0.5 million. Stock options subject to accelerated vesting for expense recognition become exercisable according to the contract terms of the stock-based awards.

The following table presents information regarding outstanding stock options and SARs:

	March 31, 2014	December 31, 2013
Stock options and SARs vested or expected to vest	782,000	946,000
Aggregate intrinsic value	$20.2	$18.4
Per share weighted average grant date fair value	$8.98	$8.40
Exercisable stock options and SARs	472,000	622,000
Aggregate intrinsic value	$13.8	$12.9
Unvested stock options and SARs	333,000	328,000
Per share weighted average grant date fair value	$9.31	$9.11

Performance Units

For the three months ended March 31, 2014, the Company granted target awards of 60,900 Performance Units. The measurement period for the Performance Units is January 1, 2014 through December 31, 2014. The Performance Units vest on December 31, 2016. Common Stock equal to not less than 40 percent and not more 200 percent of the Performance Unit target will be awarded based on the Company’s return on invested capital, consolidated revenue growth, the percentage of consolidated free cash flow to revenue and total return to shareholders relative to the companies in the Russell 2000® Value small cap index. As of March 31, 2014, the Company expects that Common Stock equal to approximately 95 percent of the Performance Unit targets will be earned. The market price on the date of grant for the Performance Units was $42.82 per share. Based on the expected achievement of performance targets, the Company is recognizing stock-based compensation expense pro-rata over the vesting term of the Performance Units.

Excess Tax Benefits

ASC Topic 718 requires the reporting of excess tax benefits related to the exercise or vesting of stock-based awards as cash provided by financing activities within the statement of cash flows. Excess tax benefits represent the difference between the tax deduction the Company will receive on its tax return for compensation recognized by employees upon the vesting or exercise of stock-based awards and the tax benefit recognized for the grant date fair value of such awards. As of March 31, 2014 and December 31, 2013, because the Company had unused net operating losses (“NOLs”) its excess tax benefits did not result in a reduction in taxes paid and therefore a reduction in cash flow from operations is recorded to offset the amount of excess tax benefits reported in cash flows from financing activities. For the three months ended March 31, 2014 and 2013, the Company recognized excess tax benefits related to the exercise or vesting of stock-based awards of $1.9 million and $0.3 million, respectively.

Note 8.  Goodwill and Other Intangible Assets

The following table presents changes in the carrying amount of goodwill for the three months ended March 31, 2014.  All such goodwill is reported in the Technical Products segment.

	Gross Amount	Cumulative Impairment Losses	Net
Balance at December 31, 2013	$100.1	$(57.0)	$43.1
Foreign currency translation	(0.1)	0.1	—

Balance at March 31, 2014	$100.0	$(56.9)	$43.1

The following table presents the gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization.

	Weighted- Average	March 31, 2014		December 31, 2013
	Amortization Period (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets
Customer based intangibles	15	$17.4	$(7.9)	$17.5	$(7.6)
Trade names and trademarks	10	5.8	(4.3)	5.8	(4.2)
Acquired technology	10	1.1	(0.8)	1.1	(0.8)
Total amortizable intangible assets		24.3	(13.0)	24.4	(12.6)
Non-amortizable trade names	Not amortized	26.7	—	26.7	—
Total		$51.0	$(13.0)	$51.1	$(12.6)

Note 9.  Stockholders’ Equity

Common Stock

The Company has authorized 100 million shares of Common Stock. Holders of the Company’s Common Stock are entitled to one vote per share. As of March 31, 2014 and December 31, 2013, the Company had 16,555,000 shares and 16,361,000 shares of Common Stock outstanding, respectively.

In May 2013, the Company’s Board of Directors authorized a program that would allow the Company to repurchase up to $10 million of its outstanding Common Stock over the next 12 months (the “2013 Stock Purchase Plan”). The Company had a similarly-sized program in place during the preceding 12 months that expired in May 2013 (the “2012 Stock Purchase Plan”). For the three months ended March 31, 2014 and 2013, there were no purchases under either stock purchase plan.

For the three months ended March 31, 2014 and 2013, the Company acquired approximately 3,000 shares and 600 shares of Common Stock, respectively, at a cost of $0.1 million and less than $0.1 million, respectively, for shares surrendered by employees to pay taxes due on vested restricted stock awards and SARs exercised.

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

Income Taxes

The Company is continuously undergoing examination by the Internal Revenue Service (the “IRS”) as well as various state and foreign jurisdictions. These tax authorities routinely challenge certain deductions and credits reported by the Company on its income tax returns.  No significant tax audit findings are being contested at this time with either the IRS or any state or foreign tax authority.

Employees and Labor Relations

As of March 31, 2014, the Company had no employees covered by collective bargaining agreements that will expire in the next 12-months.  The Company believes it has satisfactory relations with its employees covered by collective bargaining agreements.

Note 11.  Discontinued Operations

In March 2010, the Company concluded its operating activities in Canada; however, the Company has certain continuing post-employment benefit obligations related to its former Canadian pulp operations.  In the first quarter of 2013, the Company received a refund of excess pension contributions, less withholding taxes, from the terminated Terrace Bay pension plan.  As a result, the Company recorded income from discontinued operations of $2.6 million, net of income taxes of $1.6 million, on the Condensed Consolidated Statement of Operations.

Note 12.  Business Segment Information

The Company reports its operations in two primary segments: Technical Products and Fine Paper. The technical products business is an international producer of transportation and other filter media and durable, saturated and coated substrates for industrial products backings and a variety of other end markets. The fine paper business is a supplier of premium writing, text and cover papers, bright papers, and luxury packaging and premium label specialty papers in North America. Each segment employs different technologies and marketing strategies. In addition, the Company reports in the Other segment results for the non-premium Index, Tag and Vellum Bristol product lines. Disclosure of segment information is on the same basis that management uses internally for evaluating segment performance and allocating resources. Transactions between segments are eliminated in consolidation. The costs of shared services, and other administrative functions managed on a common basis, are allocated to the segments based on usage, where possible, or other factors based on the nature of the activity. General corporate expenses that do not directly support the operations of the business segments are shown as Unallocated corporate costs.

The following table summarizes the net sales, operating income and total assets for each of the Company’s business segments.

	Three Months Ended March 31,
	2014	2013
Net sales
Technical Products	$117.5	$107.0
Fine Paper	101.5	99.4
Other	6.1	6.8
Consolidated	$225.1	$213.2

	Three Months Ended March 31,
	2014	2013
Operating income (loss)
Technical Products	$13.7	$9.7
Fine Paper	13.3	16.3
Other	(0.2)	0.3
Unallocated corporate costs	(3.8)	(4.1)
Consolidated	$23.0	$22.2

	March 31, 2014	December 31, 2013
Total Assets
Technical Products	$376.1	$365.9
Fine Paper	209.3	206.9
Corporate and Other	109.3	103.1
Total	$694.7	$675.9

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our financial position as of March 31, 2014 and our results of operations for the three months ended March 31, 2014 and 2013. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Executive Summary

For the three months ended March 31, 2014, consolidated net sales increased $11.9 million from the prior year period to $225.1 million primarily due to growth in shipments for essentially all product categories in our technical products business and favorable currency effects.  Excluding foreign currency effects, consolidated net sales increased more than four percent from the prior year as shipment volume for our technical products business increased approximately eight percent as we benefitted from continued improvement in general economic conditions, particularly in Europe.

Consolidated operating income of $23.0 million for the three months ended March 31, 2014 increased $0.8 million from the prior year period.  The favorable comparison to the prior year period is primarily due to manufacturing operating efficiencies, increased volume in our technical products business and higher average selling prices, partially offset by higher manufacturing input costs for our fine paper business.  For the three months ended March 31, 2014, manufacturing input costs for our fine paper business were approximately $5.0 million higher than the prior year period, including more than $3 million for natural gas due to the unusually cold winter in the United States.

Cash provided by operating activities of $14.8 million for the three months ended March 31, 2014 was $12.4 million favorable to cash provided by operating activities of $2.4 million in the prior year period primarily due to a smaller year-over-year increase in our investment in working capital.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, earnings before interest and taxes (which we refer to as “operating income”) and other information relevant to an understanding of our results of operations for the three months ended March 31, 2014 and 2013.

Analysis of Net Sales— Three months ended March 31, 2014 and 2013

The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended March 31,
	2014		2013
Net sales
Technical Products	$117.5	52%	$107.0	50%
Fine Paper	101.5	45%	99.4	47%
Other	6.1	3%	6.8	3%
Consolidated	$225.1	100%	$213.2	100%

Commentary:

The following table presents our net sales by segment for the three months ended March 31, 2014 and 2013:

			Change in Net Sales Compared to Prior Period
	Three Months			Change Due To
	Ended March 31,				Average
	2014	2013	Total Change	Volume	Net Price	Currency
Technical Products	$117.5	$107.0	$10.5	$8.2	$(0.6)	$2.9
Fine Paper	101.5	99.4	2.1	(1.1)	3.2	—
Other	6.1	6.8	(0.7)	(0.9)	0.2	—
Consolidated	$225.1	$213.2	$11.9	$6.2	$2.8	$2.9

Consolidated net sales for the three months ended March 31, 2014 were $11.9 million higher than the prior year period primarily due to increased volume in our technical products business and favorable currency effects.

•                  Net sales in our technical products business increased $10.5 million or 10 percent from the prior year due to increased volume and favorable currency effects.  Sales volumes increased approximately eight percent from the prior year period due to growth in shipments for essentially all product categories led by transportation filtration and, to a lesser extent, backing and specialty products.  Favorable currency exchange effects resulted from the Euro strengthening by approximately four percent relative to the U.S. dollar during the first quarter of 2014.  Average net price was unfavorable to the prior year as marginally higher selling prices were more than offset by a less favorable product mix.

•                  Net sales in our fine paper business increased $2.1 million or two percent from the prior year period due to higher average net prices, partially offset by a one percent decrease in sales volumes.  Average net price improved from the prior year due to a significantly more favorable product mix.  Sales volume gains from growth in luxury packaging shipments and incremental volume of $1.5 million in the first quarter of 2014 from the acquisition of the Southworth brands was more than offset by lower volume for certain non-branded products.

•                  Other net sales decreased $0.7 million from the prior year period primarily due to lower sales volume for the non-premium Index, Tag and Vellum Bristol product lines.

The following table sets forth line items from our condensed consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended March 31,
	2014	2013

Net sales	100.0%	100.0%
Cost of products sold	80.7	79.6
Gross profit	19.3	20.4
Selling, general and administrative expenses	8.9	9.9
Integration/restructuring costs	0.1	—
Other expense — net	0.1	0.1
Operating income	10.2	10.4
Interest expense-net	1.2	1.2
Income from continuing operations before income taxes	9.0	9.2
Provision for income taxes	3.1	3.5
Income from continuing operations	5.9%	5.7%

Analysis of Operating Income—Three months ended March 31, 2014 and 2013

Commentary:

The following table presents our operating income by segment for the three months ended March 31, 2014 and 2013:

			Change in Operating Income Compared to Prior Period
	Three Months			Change Due To
	Ended March 31,		Total		Net	Material
	2014	2013	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$13.7	$9.7	$4.0	$1.7	$0.4	$(0.1)	$0.3	$1.7
Fine Paper	13.3	16.3	(3.0)	(0.5)	0.9	(4.8)	—	1.4
Pulp	(0.2)	0.3	(0.5)	—	0.2	—	—	(0.7)
Unallocated corporate costs	(3.8)	(4.1)	0.3	—	—	—	—	0.3
Consolidated	$23.0	$22.2	$0.8	$1.2	$1.5	$(4.9)	$0.3	$2.7

(a)                   Includes changes in selling price and product mix.

(b)                   Includes price changes for raw materials and energy.

(c)                    Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and selling, general and administrative expenses.

Consolidated operating income of $23.0 million for the three months ended March 31, 2014 increased $0.8 million from the prior year period.  The favorable comparison was primarily due to manufacturing operating efficiencies, increased volume in our technical products business and higher average selling prices.  These favorable variances were partially offset by higher manufacturing input costs for our fine paper business, primarily for natural gas.

•                  Operating income for our technical products business increased $4.0 million or 41 percent from the prior year period primarily due to growth in shipments for essentially all product categories and to manufacturing operating efficiencies.

•                  Operating income for our fine paper business decreased $3.0 million or 18 percent from the prior year period primarily due to $4.8 million in higher manufacturing input costs, including more than $3.0 million for natural gas.  The increase in manufacturing input costs was partially offset by manufacturing operating efficiencies and higher average net selling prices.

•                  The operating loss of $0.2 million for the Other segment was $0.5 million unfavorable to the prior year period primarily due to higher manufacturing costs for the non-premium Index, Tag and Vellum Bristol product lines.

•                  Unallocated corporate expenses for the three months ended March 31, 2014 of $3.8 million were $0.3 million favorable to the prior year period.

Additional Statement of Operations Commentary:

•                  Selling, general and administrative (“SG&A”) expense of $19.9 million for the three months ended March 31, 2014 was consistent with our expectation for a normal level of spending, and was $1.1 million lower than SG&A expense of $21.0 million in the prior year period. For the three months ended March 31, 2014, and 2013, SG&A expense as a percent of sales was 8.9 percent and 9.9 percent, respectively.

•                  For the three months ended March 31, 2014, we incurred net interest expense of $2.8 million which was $0.2 million higher than the prior year period.

•                  For the three months ended March 31, 2014 and 2013, we recorded an income tax provision related to continuing operations of $7.0 million and $7.5 million, respectively.  The effective income tax rate for the three months ended March 31, 2014 and 2013 was 35 percent and 38 percent, respectively.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2014	2013
Net cash flow provided by (used in):
Operating activities	$14.8	$2.4
Investing activities:
Capital expenditures	(4.3)	(4.7)
Purchase of brands	—	(5.2)
Other investing activities	(0.2)	0.1
Total	(4.5)	(9.8)
Financing activities	(6.4)	3.4
Net increase (decrease) in cash and cash equivalents (a)	3.8	(4.0)

(a)              Includes the effect of exchange rate changes on cash and cash equivalents.

Operating Cash Flow Commentary

•                  Cash provided by operating activities of $14.8 million for the three months ended March 31, 2014 was $12.4 million favorable to cash provided by operating activities of $2.4 million in the prior year period.  The favorable comparison was primarily due to a $16.1 million year-over-year decrease in our investment in working capital.

Investing Commentary:

•                  For the three months ended March 31, 2014 and 2013, cash used by investing activities was $4.5 million and $9.8 million, respectively. Cash used by investing activities for the three months ended March 31, 2013 includes a payment of $5.2 million to acquire the Southworth brands.

Capital expenditures for the three months ended March 31, 2014 were $4.3 million compared to spending of $4.7 million in the prior year period. In general, we have aggregate planned capital expenditures of up to $30 million annually. We believe that the level of our capital spending allows us to maintain the efficiency and cost effectiveness of these assets and invest in expanded capabilities for our manufacturing assets to successfully pursue strategic initiatives and deliver attractive returns.

Financing Commentary:

Our liquidity requirements are provided by cash generated from operations and short and long-term borrowings.

•                  For the three months ended March 31, 2014, cash used in financing activities was $6.4 million compared to cash provided by financing activities of $3.4 million for the three months ended March 31, 2013.

•                  In June 2013, we amended our Bank Credit Agreement to, among other things; (i) modify the Bank Credit Agreement’s accordion feature to permit us, subject to certain conditions, to increase the aggregate revolving credit facility commitments by up to $30 million, to a maximum amount of $180 million (ii) increase our allowable dividends paid to shareholders in any period of 12 consecutive months to $25 million, (iii) allow us to repurchase up to $30 million of our common stock on or before December 31, 2014, and (iv) make certain definitional and administrative changes.

•                  Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of March 31, 2014, we had no outstanding borrowings under our Revolver and $104.0 million of available credit. In addition, we had €9.0 million ($12.4 million, based on exchanges rates at March 31, 2014) in outstanding borrowings under the German Lines of Credit and €11.0 million ($15.1 million, based on exchanges rates at March 31, 2014) of available credit.

•                  We have required debt principal payments through March 31, 2015 of $14.9 million, including $2.5 million for required amortization payments on our German Loan Agreements.

•                  For the three months ended March 31, 2014, cash and cash equivalents increased $3.8 million to $77.2 million at March 31, 2014 from $73.4 million at December 31, 2013 and debt decreased $6.9 million to $205.0 million at March 31, 2014 from $211.9 million at December 31, 2013. Net debt (total debt minus cash and cash equivalents) decreased by $10.7 million.

•                  As of March 31, 2014, our cash balance of $77.2 million consists of $75.8 million in the U.S. and $1.4 million held at entities outside of the U.S. As of March 31, 2014 there were no restrictions regarding the repatriation of our non-U.S. cash; however, if we repatriated these cash balances to the U.S., we would incur additional income tax expense.

Transactions With Shareholders

•                  In November 2013, our Board of Directors approved a twenty percent increase in the annual dividend rate on our common stock to $0.96 per share.  Since December 2012, our annual dividend rate has doubled from $0.48 per share to $0.96 per share.  For the three months ended March 31, 2014 and 2013, we paid cash dividends of $0.24 per common share or $4.0 million and $0.15 per common share or $2.4 million, respectively.

•                  In May 2013, our Board of Directors authorized the 2013 Stock Purchase Plan.  The 2013 Stock Purchase Plan allows us to repurchase up to $10 million of our outstanding Common Stock through May 2014. The similarly-sized 2012 Stock Purchase Plan expired in May 2013. For the three months ended March 31, 2014 and 2013, there were no purchases under either stock purchase plan.

Other Items:

•                  As of March 31, 2014, we had $31.4 million and $48.8 million of U.S. federal and state NOLs, respectively. If not used, substantially all of the NOLs will expire in various amounts between 2028 and 2030. In addition, we had $2.3 million of state research and developments credits which, if not used, will expire in 2017. We do not expect to pay U.S. federal income taxes in 2014; however, we anticipate that we will substantially reduce our U.S. federal NOLs.

Management believes that our ability to generate cash from operations and our borrowing capacity are adequate to fund working capital, capital spending and other cash needs for the next 12 months. Our ability to generate adequate cash from operations beyond 2014 will depend on, among other things, our ability to successfully implement our business strategies, control costs in line with market conditions and manage the impact of changes in input prices and currencies. We can give no assurance we will be able to successfully implement these items.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. We believe that the estimates, assumptions and judgments described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. The critical accounting policies used in the preparation of the consolidated financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regard to estimates used. These critical judgments relate to the timing of recognizing sales revenue, the recoverability of deferred income tax assets, pension benefits and future cash flows associated with impairment testing of long-lived assets. Actual results could differ from these estimates and changes in these estimates are recorded when known. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition.  There have been no significant changes in these policies, or the estimates used in the application of the policies, since December 31, 2013.

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

•                  the competitive environment;

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

•                  our existing and future indebtedness;

•                  our tax planning strategies may not be effective; and

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

As of March 31, 2014, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the three months ended March 31, 2014. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities:

The following table contains information about our purchases of our equity securities for the three months ended March 31, 2014.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (b)
January 1, 2014 — January 31, 2014	810	$42.82	—	10,000,000
February 1, 2014 — February 28, 2014	636	$50.21	—	10,000,000
March 1, 2014 — March 31, 2014	1,459	$50.23	—	10,000,000

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

May 8, 2014