Form 10-Q
period 2014-06-30
Neenah Paper Inc
filed 2014-08-07
CIK 1296435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 25, 2014, there were approximately 16,615,000 shares of the Company’s common stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$230.4	$212.3	$455.5	$425.5
Cost of products sold	183.2	169.5	364.9	339.2
Gross profit	47.2	42.8	90.6	86.3
Selling, general and administrative expenses	20.4	19.2	40.3	40.2
Integration/restructuring costs	0.7	0.1	1.0	0.2
Pension plan settlement charge	—	0.2	—	0.2
Loss on early extinguishment of debt	—	0.5	—	0.5
Other expense - net	0.2	0.2	0.4	0.4
Operating income	25.9	22.6	48.9	44.8
Interest expense - net	2.9	3.1	5.7	5.7
Income from continuing operations before income taxes	23.0	19.5	43.2	39.1
Provision for income taxes	8.0	6.7	15.0	14.2
Income from continuing operations	15.0	12.8	28.2	24.9
Income from discontinued operations, net of income taxes (Note 11)	—	—	—	2.6
Net income	$15.0	$12.8	$28.2	$27.5

Earnings Per Common Share
Basic
Continuing operations	$0.89	$0.79	$1.68	$1.53
Discontinued operations	—	—	—	0.16
	$0.89	$0.79	$1.68	$1.69
Diluted
Continuing operations	$0.88	$0.77	$1.66	$1.51
Discontinued operations	—	—	—	0.16
	$0.88	$0.77	$1.66	$1.67

Weighted Average Common Shares Outstanding (in thousands)
Basic	16,585	15,995	16,510	15,969
Diluted	16,855	16,272	16,800	16,262
Cash Dividends Declared Per Share of Common Stock	$0.24	$0.15	$0.48	$0.30

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$15.0	$12.8	$28.2	$27.5
Unrealized foreign currency translation gain (loss)	(1.7)	3.4	(1.7)	(2.4)
Net gain from adjustments to pension and other postretirement benefit liabilities	—	—	—	6.6
Reclassification of amortization of adjustments to pension and other postretirement benefit liabilities recognized in net periodic benefit cost (Note 6)	1.2	1.5	2.3	3.3
Pension plan settlement charge	—	0.2	—	0.2
Unrealized gain (loss) on “available-for-sale” securities	0.1	(0.1)	0.1	(0.1)
Income (loss) from other comprehensive income items	(0.4)	5.0	0.7	7.6
Provision for income taxes	0.5	0.6	0.9	3.8
Other comprehensive income (loss)	(0.9)	4.4	(0.2)	3.8
Comprehensive income	$14.1	$17.2	$28.0	$31.3

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$92.3	$73.4
Accounts receivable (less allowances of $2.0 million and $1.5 million)	106.2	90.5
Inventories	102.4	101.1
Income taxes receivable	—	0.6
Deferred income taxes	17.5	22.8
Prepaid and other current assets	15.3	17.0
Total Current Assets	333.7	305.4
Property, Plant and Equipment, at cost	642.6	637.1
Less accumulated depreciation	386.0	375.4
Property, plant and equipment—net	256.6	261.7
Deferred Income Taxes	8.9	13.3
Goodwill	42.7	43.1
Intangible Assets—net	37.5	38.5
Other Assets	16.6	13.9
TOTAL ASSETS	$696.0	$675.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$7.3	$21.4
Accounts payable	53.7	36.4
Accrued expenses	45.2	45.8
Total Current Liabilities	106.2	103.6
Long-term Debt	186.2	190.5
Deferred Income Taxes	15.7	15.6
Noncurrent Employee Benefits	90.7	97.7
Other Noncurrent Obligations	0.9	1.0
TOTAL LIABILITIES	399.7	408.4
Contingencies and Legal Matters (Note 10)
TOTAL STOCKHOLDERS’ EQUITY	296.3	267.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$696.0	$675.9

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$28.2	$27.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14.6	14.4
Stock-based compensation	3.0	2.7
Excess tax benefits from stock-based compensation (Note 7)	(2.5)	(0.4)
Deferred income tax provision	13.5	12.4
Inventory acquired in acquisitions (Note 3)	—	(1.8)
Pension plan payment, net of settlement charge	—	(0.2)
Loss on retirement of bonds	—	0.5
Non-cash effects of changes in liabilities for uncertain income tax positions	(2.1)	(0.3)
Loss on asset dispositions	0.2	—
Decrease (increase) in working capital	1.1	(19.8)
Pension and other postretirement benefits	(3.7)	(4.5)
Other	(0.4)	(0.5)
NET CASH PROVIDED BY OPERATING ACTIVITIES	51.9	30.0
INVESTING ACTIVITIES
Capital expenditures	(9.1)	(9.7)
Purchase of brands (Note 3)	—	(5.2)
Purchase of equity investment	(2.9)	—
Purchase of marketable securities	(0.3)	—
Other	(0.1)	0.1
NET CASH USED IN INVESTING ACTIVITIES	(12.4)	(14.8)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	218.7
Debt issuance costs	—	(3.4)
Repayments of long-term debt	(5.2)	(207.8)
Short-term borrowings	6.1	0.2
Repayments of short-term debt	(19.2)	(0.2)
Shares purchased (Note 9)	(0.2)	(0.2)
Proceeds from exercise of stock options	3.4	1.1
Excess tax benefits from stock-based compensation (Note 7)	2.5	0.4
Cash dividends paid	(8.0)	(4.9)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(20.6)	3.9
NET INCREASE IN CASH AND CASH EQUIVALENTS	18.9	19.1
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	73.4	7.8
CASH AND CASH EQUIVALENTS, END OF PERIOD	$92.3	$26.9

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest expense capitalized	$5.3	$5.1
Cash paid during period for income taxes	$3.7	$3.6
Non-cash investing activities:
Liability for equipment acquired	$2.1	$2.3
Liability related to acquisition of brands	$—	$0.6

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

Earnings per Share (“EPS”)

Diluted EPS was calculated to give effect to all potentially dilutive non-participating common share equivalents using the “Treasury Stock” method. Outstanding stock options, stock appreciation rights (“SARs”) and target awards of Restricted Stock Units (“RSUs”) with performance conditions (“Performance Units”) represent the only potentially dilutive non-participating security effects on the Company’s weighted-average shares. For the three and six months ended June 30, 2014 approximately 5,000 and 25,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s common stock for the respective three and six month periods during which the options were outstanding. For the three and six months ended June 30, 2013 approximately 920,000 and 895,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s common stock for the respective three and six month periods during which the options were outstanding.

The following table presents the computation of basic and diluted EPS (dollars in millions except per share amounts, shares in thousands):

Earnings Per Basic Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income from continuing operations	$15.0	$12.8	$28.2	$24.9
Distributed and undistributed amounts allocated to participating securities	(0.2)	(0.2)	(0.4)	(0.5)
Income from continuing operations available to common stockholders	14.8	12.6	27.8	24.4
Income from discontinued operations, net of income taxes	—	—	—	2.6
Net income available to common stockholders	$14.8	$12.6	$27.8	$27.0

Weighted-average basic shares outstanding	16,585	15,995	16,510	15,969

Basic
Continuing operations	$0.89	$0.79	$1.68	$1.53
Discontinued operations	—	—	—	0.16
	$0.89	$0.79	$1.68	$1.69

Earnings Per Diluted Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income from continuing operations	$15.0	$12.8	$28.2	$24.9
Distributed and undistributed amounts allocated to participating securities	(0.2)	(0.2)	(0.3)	(0.4)
Income from continuing operations available to common stockholders	14.8	12.6	27.9	24.5
Income from discontinued operations, net of income taxes	—	—	—	2.6
Net income available to common stockholders	$14.8	$12.6	$27.9	$27.1

Weighted-average basic shares outstanding	16,585	15,995	16,510	15,969
Add: Assumed incremental shares under stock compensation plans	270	277	290	293

Weighted-average diluted shares	16,855	16,272	16,800	16,262

Diluted
Continuing operations	$0.88	$0.77	$1.66	$1.51
Discontinued operations	—	—	—	0.16
	$0.88	$0.77	$1.66	$1.67

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

The Company’s investments in marketable securities are accounted for as “available-for-sale securities” in accordance with ASC Topic 320, Investments — Debt and Equity Securities (“ASC Topic 320”). As of June 30, 2014, the cost and fair value of the Company’s marketable securities were $2.9 million and $2.8 million, respectively.  Fair value for the Company’s marketable securities was estimated from Level 1 inputs. These marketable securities are classified as “Other Assets” on the condensed consolidated balance sheet and are restricted to the payment of benefits under the Company’s Supplemental Executive Retirement Plan (“SERP”).

The fair value of short and long-term debt is estimated using rates currently available to the Company for debt of the same remaining maturities. The following table presents the carrying value and the fair value of the Company’s debt.

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
2021 Senior Notes (5.25% fixed rate)	$175.0	$167.2	$175.0	$163.7
Second German Loan Agreement (2.5% fixed rate)	12.4	12.7	12.4	10.9
Neenah Germany revolving line of credit (variable rates)	6.1	6.1	19.3	19.3
Neenah Germany project financing (3.8% fixed rate)	—	—	5.2	5.1
Total debt	$193.5	$186.0	$211.9	$199.0

(a)      The fair value for all debt instruments was estimated from Level 2 measurements.

Note 2.  Accounting Standard Changes

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (“ASC Topic 606”). ASU 2014-09 supersedes the revenue recognition guidance in ASC Topic 605, Revenue Recognition. The core principle of the guidance in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Therefore, the Company will adopt ASU 2014-09 on January 1, 2017.  The adoption of ASU 2014-09 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

As of June 30, 2014, no other amendments to the ASC have been issued that will have or are reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 3.  Acquisitions

On January 31, 2013, the Company purchased certain premium paper brands and other assets from Southworth. The Company made a payment of $7.0 million for (i) certain premium fine paper brands including Southworth®, (ii) approximately one month of finished goods inventory valued at $1.8 million and (iii) certain converting equipment used for retail grades.  The results of the Southworth brands are reported in the Fine Paper segment from the date of acquisition.  For the three and six months ended June 30, 2013, the Company incurred $0.1 million and $0.2 million, respectively of acquisition-related integration costs.

Note 4.  Supplemental Balance Sheet Data

The following table presents inventories by major class:

	June 30, 2014	December 31, 2013
Raw materials	$21.3	$20.3
Work in progress	24.9	22.9
Finished goods	66.2	67.3
Supplies and other	4.0	4.5
	116.4	115.0
Adjust FIFO inventories to LIFO cost	(14.0)	(13.9)
Total	$102.4	$101.1

The FIFO values of inventories valued on the LIFO method were $89.7 million and $86.6 million as of June 30, 2014 and December 31, 2013, respectively.

The following table presents changes in accumulated other comprehensive income (“AOCI”) for the six months ended June 30, 2014:

	Unrealized foreign currency translation gain (loss)	Net gain (loss) from pension and other postretirement liabilities	Unrealized gain on “available-for-sale” securities	Accumulated other comprehensive income (loss)
AOCI — December 31, 2013	$17.9	$(45.2)	$—	$(27.3)
Other comprehensive income before reclassifications	(1.7)	—	0.1	(1.6)
Amounts reclassified from AOCI	—	2.3	—	2.3
Income from other comprehensive income items	(1.7)	2.3	0.1	0.7
Provision for income taxes	—	0.9	—	0.9
Other comprehensive income	(1.7)	1.4	0.1	(0.2)
AOCI — June 30, 2014	$16.2	$(43.8)	$0.1	$(27.5)

For the three and six months ended June 30, 2014, the Company reclassified $1.2 million and $2.3 million, respectively, of costs from accumulated other comprehensive income to cost of products sold and selling, general and administrative expenses on the Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2014, the Company recognized an income tax provision of $0.5 million and $0.9 million, respectively, related to such reclassifications classified as Provision for income taxes on the Condensed Consolidated Statements of Operations.

For the three and six months ended June 30, 2013, the Company reclassified $1.5 million and $3.3 million, respectively, of costs from accumulated other comprehensive income to cost of products sold and selling, general and administrative expenses on the Condensed Consolidated Statements of Operations. In addition, for the six months ended June 30, 2013, $0.2 million was reclassified from accumulated other comprehensive income to SERP settlement charge on the Condensed Consolidated Statements of Operations.  For the three and six months ended June 30, 2013, the Company recognized an income tax provision of $0.6 million and $1.3 million, respectively, related to such reclassifications classified as Provision for income taxes on the Condensed Consolidated Statements of Operations.

Note 5.  Debt

Long-term debt consisted of the following:

	June 30, 2014	December 31, 2013
2021 Senior Notes (5.25% fixed rate) due May 2021	$175.0	$175.0
Neenah Germany revolving lines of credit (variable rates)	6.1	19.3
German Loan Agreement (3.8% fixed rate) due in 16 equal semi-annual installments ending December 2016	—	5.2
Second German Loan Agreement (2.5% fixed rate) due in 32 equal quarterly installments ending September 2022	12.4	12.4
Total debt	193.5	211.9
Less: Debt payable within one year	7.3	21.4
Long-term debt	$186.2	$190.5

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

The 2021 Senior Notes contain terms, covenants and events of default with which the Company must comply, which the Company believes are ordinary and standard for notes of this nature. As of June 30, 2014, the Company was in compliance with all terms of the indenture for the 2021 Senior Notes.

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

As of June 30, 2014, the Company had a $105 million revolving credit facility (the “Revolver”) pursuant to the Bank Credit Agreement of which no amounts were outstanding. As of June 30, 2014, the Company had $104.0 million of available credit under the Revolver.

Terms, Covenants and Events of Default. If borrowing availability under the Revolver is less than $20 million, the Company is required to achieve a fixed charge coverage ratio (as defined in the Bank Credit Agreement) of not less than 1.1 to 1.0 for the preceding four-quarter period, tested as of the end of each quarter. As of June 30, 2014, the Company was in compliance with all terms of the Bank Credit Agreement.

The Company’s ability to pay cash dividends on its common stock is limited under the terms of both the Bank Credit Agreement and the 2021 Senior Notes. As of June 30, 2014, the Company’s ability to pay cash dividends on its common stock was limited to a total of $25 million in a 12-month period.

Other Debt

German Project Financing

German Loan Agreement.  As of June 30, 2014, Neenah Germany had no amounts outstanding under a 10-year agreement with HypoVereinsbank and IKB Deutsche Industriebank AG (the “German Loan Agreement”).  In June 2014, the Company repaid the remaining €3.7 million ($5.2 million, based on exchange rates at June 30, 2014) in outstanding German Loan Agreement borrowings.

Second German Loan Agreement.  As of June 30, 2014, Neenah Germany had €9.0 million ($12.4 million, based on exchange rates at June 30, 2014) outstanding under a project financing agreement (the “Second German Loan Agreement”).  The Second German Loan Agreement matures in September 2022 and principal is repaid in equal quarterly installments beginning in December 2014.

German Lines of Credit

HypoVereinsbank Line of Credit.  Neenah Germany has a revolving line of credit with HypoVereinsbank (the “HypoVereinsbank Line of Credit”) that provides for secured borrowings of up to €15 million for general corporate purposes. As of June 30, 2014, no amounts were outstanding and €15.0 million ($20.4 million, based on exchange rates at June 30, 2014) of credit was available under the HypoVereinsbank Line of Credit.

Commerzbank Line of Credit.  Neenah Germany has a revolving line of credit with Commerzbank AG (“Commerzbank”) that provides for borrowings of up to €5 million for general corporate purposes (the “Commerzbank Line of Credit. As of June 30, 2014, €4.5 million ($6.1 million, based on exchange rates at June 30, 2014) was outstanding and €0.5 million ($0.7 million, based on exchange rates at June 30, 2014) of credit was available under the Commerzbank Line of Credit.  As of June 30, 2014, the weighted average interest rate on outstanding Commerzbank Line of Credit borrowings was 1.0 percent per annum.

Restrictions under German Credit Facilities

The terms of the HypoVereinsbank and Commerzbank lines of credit require Neenah Germany to maintain a ratio of stockholders’ equity to total assets equal to or greater than 45 percent. The Company was in compliance with all provisions of the HypoVereinsbank and Commerzbank lines of credit as of June 30, 2014.

Note 6.  Pension and Other Postretirement Benefits

Pension Plans

Substantially all active employees of the Company’s U.S. operations participate in defined benefit pension plans and/or defined contribution retirement plans. In addition, the Company maintains a SERP which is a non-qualified defined benefit plan. The Company provides benefits under the SERP to the extent necessary to fulfill the intent of its defined benefit retirement plans without regard to the limitations set by the Internal Revenue Code on qualified defined benefit plans. Neenah Germany has defined benefit plans designed to provide a monthly pension upon retirement for substantially all its employees in Germany. There is no legal or governmental obligation to fund Neenah Germany’s benefit plans and as such the Neenah Germany defined benefit plans are currently unfunded. As of June 30, 2014, Neenah Germany had investments of $2.1 million that were restricted to the payment of certain post-retirement employee benefits. As of June 30, 2014, $0.7 million and $1.4 million of such investments are classified as prepaid and other current assets and other assets, respectively, on the consolidated balance sheet.

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

The following table presents the components of net periodic benefit cost:

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended June 30,
	2014	2013	2014	2013
Service cost	$1.4	$1.3	$0.4	$0.4
Interest cost	3.9	3.5	0.5	0.4
Expected return on plan assets (a)	(4.2)	(4.3)	—	—
Recognized net actuarial loss	1.0	1.4	0.1	0.2
Amortization of prior service cost	—	—	(0.1)	(0.1)
SERP settlement charge	—	0.2	—	—
Net periodic benefit cost	$2.1	$2.1	$0.9	$0.9

	Pension Benefits		Postretirement Benefits Other than Pensions
	Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$2.7	$2.6	$0.8	$0.9
Interest cost	7.7	6.8	1.0	0.9
Expected return on plan assets (a)	(8.4)	(8.5)	—	—
Recognized net actuarial loss	2.1	2.9	0.1	0.3
Amortization of prior service cost	0.1	0.1	(0.1)	(0.1)
SERP settlement charge	—	0.2	—	—
Net periodic benefit cost	$4.2	$4.1	$1.8	$2.0

(a)         The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

The Company expects to make aggregate contributions to qualified and nonqualified defined benefit pension trusts and pay pension benefits for unfunded pension plans of approximately $20 million (based on exchange rates at June 30, 2014) in calendar 2014.  For the six months ended June 30, 2014, the Company made $8.1 million of such payments.

Note 7.  Stock Compensation Plan

At the 2013 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment and restatement of the Neenah Paper, Inc. 2004 Omnibus Stock and Incentive Compensation Plan (as amended and restated the “Omnibus Plan”). The amendment and restatement authorized the Company to reserve an additional 1,577,000 shares of $0.01 par value common stock (“Common Stock”) for future issuance. As of June 30, 2014, the Company had 1,750,000 shares of Common Stock reserved for future issuance under the Omnibus Plan.  The Company accounts for stock-based compensation pursuant to the fair value recognition provisions of ASC Topic 718, Compensation—Stock Compensation (“ASC Topic 718”).

Valuation and Expense Information

Substantially all stock-based compensation expense is recorded in selling, general and administrative expenses on the condensed consolidated statements of operations.  The following table summarizes stock-based compensation expense and related income tax benefits.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock-based compensation expense	$1.6	$1.0	$3.0	$2.7
Income tax benefit	(0.6)	(0.4)	(1.1)	(1.0)
Stock-based compensation, net of Income tax benefit	$1.0	$0.6	$1.9	$1.7

The following table summarizes total compensation costs related to the Company’s equity awards and amounts recognized in the six months ended June 30, 2014.

	Stock Options and SARs	Performance Shares and RSUs
Unrecognized compensation cost — December 31, 2013	$1.3	$2.0
Grant date fair value of current year grants	1.2	4.4
Compensation expense recognized	(0.8)	(2.2)
Unrecognized compensation cost —June 30, 2014	$1.7	$4.2

Expected amortization period (in years)	2.3	2.0

Stock Options and SARs

The following tables present information regarding stock options awarded during the six months ended June 30, 2014:

Nonqualified stock options granted	95,700
Per share weighted average exercise price	$43.17
Per share weighted average grant date fair value	$12.72

The weighted-average grant date fair value for stock options granted during the six months ended June 30, 2014 was estimated using the Black-Scholes option valuation model with the following assumptions:

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

The following table presents information regarding stock options and SARs that vested during the six months ended June 30, 2014:

Nonqualified stock options and SARs vested	107,300
Aggregate grant date fair value of stock options and SARs vested	$0.9

For the three and six months ended June 30, 2014, the aggregate pre-tax intrinsic value of stock options and SARs exercised was $1.5 million and $8.4 million, respectively.  For the three and six months ended June 30, 2013, the aggregate pre-tax intrinsic value of stock options and SARs exercised was $1.9 million and $3.3 million, respectively.

As of June 30, 2014, certain participants met age and service requirements that allowed their stock options and SARs to qualify for accelerated vesting upon retirement. As of June 30, 2014, such participants held options to purchase approximately 50,000 shares of common stock that would have been exercisable if they had retired as of such date. The aggregate grant date fair value of options subject to accelerated vesting was $0.5 million. Stock options subject to accelerated vesting for expense recognition become exercisable according to the contract terms of the stock-based awards.

The following table presents information regarding outstanding stock options and SARs:

	June 30, 2014	December 31, 2013
Stock options and SARs vested or expected to vest	737,800	946,000
Aggregate intrinsic value	$29.5	$18.4
Per share weighted average grant date fair value	$8.84	$8.40

Exercisable stock options and SARs	427,200	622,000
Aggregate intrinsic value	$17.4	$12.9

Unvested stock options and SARs	316,000	328,000
Per share weighted average grant date fair value	$9.63	$9.11

Performance Units

For the six months ended June 30, 2014, the Company granted target awards of 60,900 Performance Units. The measurement period for the Performance Units is January 1, 2014 through December 31, 2014. The Performance Units vest on December 31, 2016. Common Stock equal to not less than 40 percent and not more 200 percent of the Performance Unit target will be awarded based on the Company’s return on invested capital, consolidated revenue growth, the percentage of consolidated free cash flow to revenue and total return to shareholders relative to the companies in the Russell 2000® Value small cap index. As of June 30, 2014, the Company expects that Common Stock equal to approximately 155 percent of the Performance Unit targets will be earned. The market price on the date of grant for the Performance Units was $42.82 per share. Based on the expected achievement of performance targets, the Company is recognizing stock-based compensation expense pro-rata over the vesting term of the Performance Units.

Excess Tax Benefits

ASC Topic 718 requires the reporting of excess tax benefits related to the exercise or vesting of stock-based awards as cash provided by financing activities within the statement of cash flows. Excess tax benefits represent the difference between the tax deduction the Company will receive on its tax return for compensation recognized by employees upon the vesting or exercise of stock-based awards and the tax benefit recognized for the grant date fair value of such awards. As of June 30, 2014 and December 31, 2013, because the Company had unused net operating losses (“NOLs”) its excess tax benefits did not result in a reduction in taxes paid and therefore a reduction in cash flow from operations is recorded to offset the amount of excess tax benefits reported in cash flows from financing activities. For the six months ended June 30, 2014 and 2013, the Company recognized excess tax benefits related to the exercise or vesting of stock-based awards of $2.5 million and $0.4 million, respectively.

Note 8.  Goodwill and Other Intangible Assets

The following table presents changes in the carrying amount of goodwill for the six months ended June 30, 2014.  All such goodwill is reported in the Technical Products segment.

	Gross Amount	Cumulative Impairment Losses	Net
Balance at December 31, 2013	$100.1	$(57.0)	$43.1
Foreign currency translation	(0.9)	0.5	(0.4)

Balance at June 30, 2014	$99.2	$(56.5)	$42.7

The following table presents the gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization.

	Weighted- Average	June 30, 2014		December 31, 2013
	Amortization Period (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets
Customer based intangibles	15	$17.3	$(8.1)	$17.5	$(7.6)
Trade names and trademarks	10	5.8	(4.5)	5.8	(4.2)
Acquired technology	10	1.1	(0.8)	1.1	(0.8)
Total amortizable intangible assets		24.2	(13.4)	24.4	(12.6)
Non-amortizable trade names	Not amortized	26.7	—	26.7	—

Total		$50.9	$(13.4)	$51.1	$(12.6)

Note 9.  Stockholders’ Equity

Common Stock

The Company has authorized 100 million shares of Common Stock. Holders of the Company’s Common Stock are entitled to one vote per share. As of June 30, 2014 and December 31, 2013, the Company had 16,613,000 shares and 16,361,000 shares of Common Stock outstanding, respectively.

In May 2014, the Company’s Board of Directors authorized a program that would allow the Company to repurchase up to $25 million of its outstanding Common Stock over the next 12 months (the “2014 Stock Purchase Program”).  Purchases by the Company under the 2014 Stock Purchase Program would be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. The 2014 Stock Purchase Program does not require the Company to purchase any specific number of shares and may be suspended or discontinued at any time. The Company had a $10 million repurchase program in place during the preceding 12 months that expired in May 2014 (the “2013 Stock Purchase Program”).  For the six months ended June 30, 2014 and 2013, there were no purchases under either stock purchase plan. For the six months ended June 30, 2014 and 2013, the Company acquired approximately 3,000 shares and 7,000 shares of Common Stock, respectively, at a cost of $0.2 million for shares surrendered by employees to pay taxes due on vested restricted stock awards.

In May 2014, the Company’s Board of Directors approved a thirteen percent increase in the annual dividend rate on the Company’s Common Stock to $1.08 per share. The dividend is scheduled to be paid in four equal quarterly installments of $0.27 per share beginning in September 2014.

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

Employees and Labor Relations

As of June 30, 2014, the Company had no employees covered by collective bargaining agreements that will expire in the next 12-months.  The Company believes it has satisfactory relations with its employees covered by collective bargaining agreements.

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

Note 12.  Business Segment Information

The Company reports its operations in two primary segments: Technical Products and Fine Paper. The technical products business is an international producer of transportation and other filter media and durable, saturated and coated substrates for industrial products backings and a variety of other specialty end markets. The fine paper business is a supplier of premium writing, text and cover papers, bright papers, and luxury packaging and premium label specialty papers in North America. Each segment employs different technologies and marketing strategies. In addition, the Company reports in the Other segment results for non-premium Index, Tag and Vellum Bristol product lines. Disclosure of segment information is on the same basis that management uses internally for evaluating segment performance and allocating resources. Transactions between segments are eliminated in consolidation. The costs of shared services, and other administrative functions managed on a common basis, are allocated to the segments based on usage, where possible, or other factors based on the nature of the activity. General corporate expenses that do not directly support the operations of the business segments are shown as Unallocated corporate costs.

The following table summarizes the net sales, operating income and total assets for each of the Company’s business segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales
Technical Products	$116.9	$105.8	$234.4	$212.8
Fine Paper	106.6	100.0	208.1	199.4
Other	6.9	6.5	13.0	13.3
Consolidated	$230.4	$212.3	$455.5	$425.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating income (loss)
Technical Products	$13.2	$11.9	$26.9	$21.6
Fine Paper	17.3	15.5	30.6	31.8
Other	(0.1)	(0.6)	(0.3)	(0.3)
Unallocated corporate costs	(4.5)	(4.2)	(8.3)	(8.3)
Consolidated	$25.9	$22.6	$48.9	$44.8

	June 30, 2014	December 31, 2013
Total Assets
Technical Products	$369.8	$365.9
Fine Paper	207.9	206.9
Corporate and Other	118.3	103.1
Total	$696.0	$675.9

Concentrations

In July 2014, Unisource Worldwide, Inc (“Unisource”) and xpedx, a business of International Paper (“xpedex”) merged to form Veritiv Corporation.  For the year ended December 31, 2013, sales to Unisource and xpedex represented approximately 10 percent of the Company’s consolidated net sales and 20 percent of net sales of the fine paper business.

Note 13.  Subsequent Event

In July 2014, the Company purchased all of the outstanding equity of Crane Technical Materials, Inc. from Crane & Co., Inc. for $72 million.  The acquired business, which has been renamed Neenah Technical Materials (“NTM”), provides performance-oriented wet laid nonwovens media for filtration end markets as well as environmental, energy and industrial uses.  NTM has annual sales of approximately $50 million and two manufacturing operations in Pittsfield, Massachusetts. The results of NTM will be reported in the Technical Products segment from the date of acquisition.

The Company expects approximately $2 to $3 million of one-time acquisition related integration spending in 2014. The Company paid the acquisition purchase price from cash on hand.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our financial position as of June 30, 2014 and our results of operations for the three and six months ended June 30, 2014 and 2013. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Executive Summary

For the three months ended June 30, 2014, consolidated net sales increased $18.1 million from the prior year period to $230.4 million primarily due to growth in shipments for both businesses.  Excluding foreign currency effects, consolidated net sales increased approximately seven percent from the prior year as shipment volume for our technical products and fine paper businesses increased approximately eight percent and six percent, respectively, as we benefitted from the successful implementation of our business strategies and continued improvement in general economic conditions.

Consolidated operating income of $25.9 million for the three months ended June 30, 2014 increased $3.3 million from the prior year period.  The favorable comparison to the prior year was primarily due to increased sales volumes for both businesses and higher average net prices for our fine paper business.  These favorable variances were partially offset by higher manufacturing input costs for our fine paper business, primarily for pulp.

Cash provided by operating activities of $37.1 million for the three months ended June 30, 2014 was $9.5 million favorable to cash provided by operating activities of $27.6 million in the prior year period primarily due to a larger year-over-year decrease in our investment in working capital and the improvement in operating income.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, earnings before interest and taxes (which we refer to as “operating income”) and other information relevant to an understanding of our results of operations for the three and six months ended June 30, 2014 and 2013.

Analysis of Net Sales— Three and six months ended June 30, 2014 and 2013

The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
Net sales	2014		2013		2014		2013
Technical Products	$116.9	51%	$105.8	50%	$234.4	51%	$212.8	50%
Fine Paper	106.6	46%	100.0	47%	208.1	46%	199.4	47%
Other	6.9	3%	6.5	3%	13.0	3%	13.3	3%
Consolidated	$230.4	100%	$212.3	100%	$455.5	100%	$425.5	100%

Commentary:

The following table presents our net sales by segment for the three months ended June 30, 2014 and 2013:

			Change in Net Sales Compared to Prior Period
	Three Months			Change Due To
	Ended June 30,				Average
	2014	2013	Total Change	Volume	Net Price	Currency
Technical Products	$116.9	$105.8	$11.1	$8.1	$(0.6)	$3.6
Fine Paper	106.6	100.0	6.6	5.9	0.7	—
Other	6.9	6.5	0.4	0.1	0.3	—
Consolidated	$230.4	$212.3	$18.1	$14.1	$0.4	$3.6

Consolidated net sales for the three months ended June 30, 2014 were $18.1 million higher than the prior year period primarily due to increased volume for all product groups across both businesses and favorable currency effects.

•                  Net sales in our technical products business increased $11.1 million or 10 percent from the prior year due to increased volume and favorable currency effects.  Sales volumes increased approximately eight percent from the prior year period due to growth in shipments for all product categories led by backings, transportation filtration and specialty products.  Favorable currency exchange effects resulted from the Euro strengthening by approximately five percent relative to the U.S. dollar during the second quarter of 2014.  Average net price was unfavorable to the prior year due to a less favorable product mix and marginally lower average selling prices.

•                  Net sales in our fine paper business increased $6.6 million or seven percent from the prior year period due to a six percent increase in sales volumes.  Sales volume gains were primarily due to growth in shipments of core premium products, luxury packaging and labels, and to a lesser extent, consumer products in the retail channel.  Average net price improved from the prior year primarily due to a one percent increase in average selling prices.

The following table presents our net sales by segment for the six months ended June 30, 2014 and 2013:

			Change in Net Sales Compared to Prior Period
	Six Months			Change Due To
	Ended June 30,				Average
	2014	2013	Total Change	Volume	Net Price	Currency
Technical Products	$234.4	$212.8	$21.6	$16.3	$(1.2)	$6.5
Fine Paper	208.1	199.4	8.7	4.8	3.9	—
Other	13.0	13.3	(0.3)	(0.7)	0.4	—
Consolidated	$455.5	$425.5	$30.0	$20.4	$3.1	$6.5

Consolidated net sales for the six months ended June 30, 2014 were $30.0 million higher than the prior year period due to increased volume for both businesses, favorable currency effects and higher average selling prices.

•                  Net sales in our technical products business increased $21.6 million or 10 percent from the prior year due to increased volume and favorable currency effects.  Sales volumes increased approximately eight percent from the prior year period due to growth in shipments for all product categories led by transportation filtration, specialty products and backings.  Favorable currency exchange effects resulted from the Euro strengthening by approximately four percent relative to the U.S. dollar during the first six months of 2014.  Average net price was unfavorable to the prior year primarily as a result of a less favorable product mix.

•                  Net sales in our fine paper business increased $8.7 million or four percent from the prior year period due to increased volume and higher average net prices.  Sales volumes increased approximately two percent from the prior year period primarily due to growth in luxury packaging and core premium product shipments, and incremental volume of $1.5 million in the first quarter of 2014 from the acquisition of the Southworth brands.  Average net price improved from the prior year due to a more favorable product mix and a one percent increase in average selling prices.

The following table sets forth line items from our condensed consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	79.5	79.8	80.1	79.7
Gross profit	20.5	20.2	19.9	20.3
Selling, general and administrative expenses	8.8	9.0	8.9	9.5
Integration/restructuring costs	0.3	0.1	0.2	0.1
Pension plan settlement charge	—	0.1	—	—
Loss on early extinguishment of debt	—	0.2	—	0.1
Other expense - net	0.1	0.1	0.1	0.1
Operating income	11.3	10.7	10.7	10.5
Interest expense-net	1.3	1.5	1.2	1.3
Income from continuing operations before income taxes	10.0	9.2	9.5	9.2
Provision for income taxes	3.5	3.2	3.3	3.3
Income from continuing operations	6.5%	6.0%	6.2%	5.9%

Analysis of Operating Income—Three and six months ended June 30, 2014 and 2013

Commentary:

The following table presents our operating income by segment for the three months ended June 30, 2014 and 2013:

			Change in Operating Income Compared to Prior Period
	Three Months			Change Due To
	Ended June 30,		Total		Net	Material
	2014	2013	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$13.2	$11.9	$1.3	$1.7	$(0.2)	$0.5	$0.2	$(0.9)
Fine Paper	17.3	15.5	1.8	1.7	2.1	(1.3)	—	(0.7)
Other	(0.1)	(0.6)	0.5	—	0.3	—	—	0.2
Unallocated corporate costs	(4.5)	(4.2)	(0.3)	—	—	—	—	(0.3)
Consolidated	$25.9	$22.6	$3.3	$3.4	$2.2	$(0.8)	$0.2	$(1.7)

(a)                   Includes changes in selling price and product mix.

(b)                   Includes price changes for raw materials and energy.

(c)                    Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and selling, general and administrative (“SG&A”) expenses.

Consolidated operating income of $25.9 million for the three months ended June 30, 2014 increased $3.3 million from the prior year period.  The favorable comparison was primarily due to increased sales volumes for all product groups across both businesses and higher average net prices for the fine paper business.  These favorable variances were partially offset by higher manufacturing input costs for our fine paper business, primarily for pulp.

•                  Operating income for our technical products business increased $1.3 million or 11 percent from the prior year period primarily due to growth in shipments for all product categories and lower manufacturing input costs.  Results for the three months ended June 30, 2014 include $0.5 million for restructuring costs.

•                  Operating income for our fine paper business increased $1.8 million or 12 percent from the prior year period primarily due to increased shipment volume and higher average net selling prices. These favorable variances were partially offset by higher manufacturing input costs, primarily for pulp.  Results for the three months ended June 30, 2013 include $0.1 million for acquisition related integration costs.

•                  Unallocated corporate expenses for the three months ended June 30, 2014 of $4.5 million were $0.3 million unfavorable to the prior year period.  Results for the three months ended June 30, 2014 include $0.2 million for costs associated with the purchase of Neenah Technical Materials (“NTM”).  Results for the three months ended June 30, 2013, include a supplemental executive pension plan settlement charge of $0.2 million and costs related to the early extinguishment of debt of $0.5 million.

The following table presents our operating income by segment for the six months ended June 30, 2014 and 2013:

			Change in Operating Income Compared to Prior Period
	Six Months			Change Due To
	Ended June 30,		Total		Net	Material
	2014	2013	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$26.9	$21.6	$5.3	$3.3	$0.4	$0.6	$0.6	$0.4
Fine Paper	30.6	31.8	(1.2)	1.2	2.9	(6.1)	—	0.8
Other	(0.3)	(0.3)	—	—	0.5	—	—	(0.5)
Unallocated corporate costs	(8.3)	(8.3)	—	—	—	—	—	—
Consolidated	$48.9	$44.8	$4.1	$4.5	$3.8	$(5.5)	$0.6	$0.7

(a)                   Includes changes in selling price and product mix.

(b)                   Includes price changes for raw materials and energy.

(c)                    Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and SG&A expenses.

Consolidated operating income of $48.9 million for the six months ended June 30, 2014 increased $4.1 million from the prior year period.  The favorable comparison was primarily due to higher shipment volumes in both businesses and higher average selling prices for the fine paper business.  These favorable variances were partially offset by higher manufacturing input costs for our fine paper business, primarily for natural gas and pulp.

•                  Operating income for our technical products business increased $5.3 million or 25 percent from the prior year period primarily due to growth in shipments for all product categories, manufacturing operating efficiencies and lower input costs for pulp and latex.  Results for the six months ended June 30, 2014 include $0.8 million for restructuring costs.

•                  Operating income for our fine paper business decreased $1.2 million or 4 percent from the prior year period primarily due to $6.1 million in higher manufacturing input costs, including more than $3.0 million for natural gas in the first quarter of 2014.  The increase in manufacturing input costs was partially offset by higher average net selling prices, increased shipment volume and manufacturing operating efficiencies.  Results for the six months ended June 30, 2013 include $0.2 million for acquisition related integration costs.

•                  Unallocated corporate expenses for the six months ended June 30, 2014 of $8.3 million were unchanged from the prior year period.  Results for the six months ended June 30, 2014 include $0.2 million for costs associated with the purchase of NTM. Results for the six months ended June 30, 2013, include a supplemental executive pension plan settlement charge of $0.2 million and costs related to the early extinguishment of debt of $0.5 million.

Additional Statement of Operations Commentary:

•                  SG&A expense of $20.4 million for the six months ended June 30, 2014 was consistent with our expectation for a normal level of spending, and was $1.2 million higher than SG&A expense of $19.2 million in the prior year period.  For the three months ended June 30, 2014 and 2013, SG&A expense as a percent of sales was 8.8 percent and 9.0 percent, respectively.  SG&A expense of $40.3 million for the six months ended June 30, 2014 was essentially unchanged from SG&A expense of $40.2 million in the prior year period.

•                  For the three months ended June 30, 2014, we incurred net interest expense of $2.9 million which was $0.2 million lower than the prior year period.

•                  For the three months ended June 30, 2014 and 2013, we recorded an income tax provision related to continuing operations of $8.0 million and $6.7 million, respectively.  The effective income tax rate for the three months ended June 30, 2014 and 2013 was 35 percent and 34 percent, respectively.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2014	2013
Net cash flow provided by (used in):
Operating activities	$51.9	$30.0
Investing activities:
Capital expenditures	(9.1)	(9.7)
Purchase of brands	—	(5.2)
Purchase of equity investment	(2.9)	—
Other investing activities	(0.4)	0.1
Total	(12.4)	(14.8)
Financing activities	(20.6)	3.9

Net increase in cash and cash equivalents (a)	18.9	19.1

(a)              Includes the effect, if any, of exchange rate changes on cash and cash equivalents.

Operating Cash Flow Commentary

•                  Cash provided by operating activities of $51.9 million for the six months ended June 30, 2014 was $21.9 million favorable to cash provided by operating activities of $30.0 million in the prior year period.  The favorable comparison was primarily due to a $1.1 million decrease in our investment in working capital for the six months ended June 30, 2014 compared to an increase in our investment in working capital of $19.8 million in the prior year.

Investing Commentary:

•                  For the six months ended June 30, 2014 and 2013, cash used by investing activities was $12.4 million and $14.8 million, respectively.  For the six months ended June 30, 2014, cash used by investing activities includes a non-controlling equity investment in a joint venture in India of $2.9 million.  Cash used by investing activities for the six months ended June 30, 2013 includes a payment of $5.2 million to acquire the Southworth brands.

Capital expenditures for the six months ended June 30, 2014 were $9.1 million compared to spending of $9.7 million in the prior year period. In general, we have aggregate planned capital expenditures of up to $30 million annually. We believe that the level of our capital spending allows us to maintain the efficiency and cost effectiveness of our assets and invest in expanded capabilities for our manufacturing assets to successfully pursue strategic initiatives and deliver attractive returns.

Financing Commentary:

Our liquidity requirements are provided by cash generated from operations and short and long-term borrowings.

•                  For the six months ended June 30, 2014, cash used in financing activities was $20.6 million compared to cash provided by financing activities of $3.9 million for the six months ended June 30, 2013.

•                  Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of June 30, 2014, we had no outstanding borrowings under our Revolver and $104.0 million of available credit. Under our German Lines of Credit we had €4.5 million ($6.1 million, based on exchanges rates at June 30, 2014) in outstanding borrowings and €15.5 million ($21.1 million, based on exchanges rates at June 30, 2014) of available credit.

•                  In June 2014, we repaid the remaining €3.7 million ($5.2 million, based on exchange rates at June 30, 2014) in outstanding German Loan Agreement borrowings.

•                  We have required debt principal payments through June 30, 2015 of $7.3 million, including $1.2 million for required principal payments on the Second German Loan Agreement.

•                  For the six months ended June 30, 2014, cash and cash equivalents increased $18.9 million to $92.3 million at June 30, 2014 from $73.4 million at December 31, 2013 and debt decreased $18.4 million to $193.5 million at June 30, 2014 from $211.9 million at December 31, 2013. Net debt (total debt minus cash and cash equivalents) decreased by $37.3 million.

•                  As of June 30, 2014, our cash balance of $92.3 million consists of $90.3 million in the U.S. and $2.0 million held at entities outside of the U.S. As of June 30, 2014 there were no restrictions regarding the repatriation of our non-U.S. cash; however, if we repatriated these cash balances to the U.S., we would incur additional income tax expense.

Transactions With Shareholders

•                  In May 2014, our Board of Directors approved a thirteen percent increase in the annual dividend rate on our common stock to $1.08 per share. The dividend is scheduled to be paid in four equal quarterly installments of $0.27 per share beginning in September 2014.  Since December 2012, our annual dividend rate has increased 125 percent from $0.48 per share to $1.08 per share.  For the six months ended June 30, 2014 and 2013, we paid cash dividends of $0.48 per common share or $8.0 million and $0.30 per common share or $4.9 million, respectively.

•                  In May 2014, our Board of Directors authorized the 2014 Stock Purchase Plan.  The 2014 Stock Purchase Plan allows us to repurchase up to $25 million of our outstanding Common Stock through May 2015.  Purchases under the 2014 Stock Purchase Program will be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors.  The 2014 Stock Purchase Program does not require us to purchase any specific number of shares and may be suspended or discontinued at any time.  The $10 million 2013 Stock Purchase Plan expired in May 2014. For the six months ended June 30, 2014 and 2013, there were no purchases under either stock purchase plan.

Other Items:

•                  As of June 30, 2014, we had $18.9 million and $40.7 million of U.S. federal and state NOLs, respectively. If not used, substantially all of the NOLs will expire in various amounts between 2028 and 2030. In addition, we had $2.3 million of state research and developments credits which, if not used, will expire in 2017. We do not expect to pay U.S. federal income taxes in 2014; however, we anticipate that we will substantially reduce our U.S. federal NOLs.

•                  In July 2014, we purchased all of the outstanding equity of Crane Technical Materials, Inc. from Crane & Co., Inc. (“Crane”) for $72 million.  The acquisition purchase price was paid from cash on hand.  Pursuant to the purchase agreement, if the acquired business, which has been renamed Neenah Technical Materials, achieves certain results above targeted profit levels for the year ending December 31, 2014, Crane could earn a potential additional payment of from zero to $13 million. The potential additional payment, if any, would be due 90 days following the end of the fiscal year.

NTM provides performance-oriented wet laid nonwovens media for fast growing filtration end markets as well as environmental, energy and industrial uses.  NTM has annual sales of approximately $50 million and two manufacturing operations in Pittsfield, Massachusetts.

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

As of June 30, 2014, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the three months ended June 30, 2014. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

2.1

Securities Purchase Agreement by and among Crane Technical Materials, Inc., Crane & Co., Inc., Neenah Paper, Inc. and Neenah Filtration, LLC dated as of June 2, 2014 (filed herewith) (portions of this exhibit have been omitted pursuant to a confidential treatment request that we have filed with the Securities Exchange Commission).

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

August 7, 2014