Form 10-Q
period 2014-09-30
Neenah Paper Inc
filed 2014-11-06
CIK 1296435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 24, 2014, there were approximately 16,630,000 shares of the Company’s common stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$230.6	$214.1	$686.1	$639.6
Cost of products sold	187.8	177.0	552.7	516.2
Gross profit	42.8	37.1	133.4	123.4
Selling, general and administrative expenses	19.8	19.8	60.1	60.0
Integration/restructuring costs	0.9	0.4	1.9	0.6
Pension plan settlement charge	—	—	—	0.2
Loss on early extinguishment of debt	—	—	—	0.5
Other expense - net	—	0.5	0.4	0.9
Operating income	22.1	16.4	71.0	61.2
Interest expense - net	2.7	2.6	8.4	8.3
Income from continuing operations before income taxes	19.4	13.8	62.6	52.9
Provision for income taxes	5.8	2.4	20.8	16.6
Income from continuing operations	13.6	11.4	41.8	36.3
Income from discontinued operations, net of income taxes (Note 11)	—	—	—	2.6
Net income	$13.6	$11.4	$41.8	$38.9

Earnings Per Common Share
Basic
Continuing operations	$0.81	$0.69	$2.49	$2.22
Discontinued operations	—	—	—	0.16
	$0.81	$0.69	$2.49	$2.38
Diluted
Continuing operations	$0.80	$0.68	$2.45	$2.18
Discontinued operations	—	—	—	0.16
	$0.80	$0.68	$2.45	$2.34

Weighted Average Common Shares Outstanding (in thousands)
Basic	16,627	16,089	16,543	16,016
Diluted	16,913	16,469	16,831	16,338
Cash Dividends Declared Per Share of Common Stock	$0.27	$0.20	$0.75	$0.50

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$13.6	$11.4	$41.8	$38.9
Unrealized foreign currency translation gain (loss)	(14.0)	7.2	(15.7)	4.8
Net gain from adjustments to pension and other postretirement benefit liabilities	—	—	—	6.6
Reclassification of amortization of adjustments to pension and other postretirement benefit liabilities recognized in net periodic benefit cost (Note 6)	1.1	1.6	3.4	4.9
Pension plan settlement charge	—	—	—	0.2
Unrealized gain (loss) on “available-for-sale” securities	—	—	0.1	(0.1)
Income (loss) from other comprehensive income items	(12.9)	8.8	(12.2)	16.4
Provision for income taxes	0.4	0.6	1.3	4.4
Other comprehensive income (loss)	(13.3)	8.2	(13.5)	12.0
Comprehensive income	$0.3	$19.6	$28.3	$50.9

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$24.0	$73.4
Accounts receivable (less allowances of $2.0 million and $1.5 million)	107.7	90.5
Inventories	109.0	101.1
Income taxes receivable	—	0.6
Deferred income taxes	18.4	22.8
Prepaid and other current assets	14.4	17.0
Total Current Assets	273.5	305.4
Property, Plant and Equipment, at cost	649.8	637.1
Less accumulated depreciation	382.0	375.4
Property, plant and equipment—net	267.8	261.7
Deferred Income Taxes	3.8	13.3
Goodwill	53.1	43.1
Intangible Assets—net	60.1	38.5
Other Assets	15.9	13.9
TOTAL ASSETS	$674.2	$675.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$1.4	$21.4
Accounts payable	49.4	36.4
Accrued expenses	50.1	45.8
Total Current Liabilities	100.9	103.6
Long-term Debt	185.0	190.5
Deferred Income Taxes	14.7	15.6
Noncurrent Employee Benefits	79.4	97.7
Other Noncurrent Obligations	0.9	1.0
TOTAL LIABILITIES	380.9	408.4
Contingencies and Legal Matters (Note 10)
TOTAL STOCKHOLDERS’ EQUITY	293.3	267.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$674.2	$675.9

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$41.8	$38.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22.4	21.8
Stock-based compensation	4.1	4.0
Excess tax benefits from stock-based compensation (Note 7)	(3.0)	(0.4)
Deferred income tax provision	18.0	13.7
Inventory acquired in acquisitions (Note 3)	—	(1.8)
Pension plan payment, net of settlement charge	—	(0.2)
Loss on retirement of bonds	—	0.5
Non-cash effects of changes in liabilities for uncertain income tax positions	(2.3)	(0.2)
Loss on asset dispositions	0.1	0.4
Decrease (increase) in working capital, net of the effect of acquisitions	2.2	(5.3)
Pension and other postretirement benefits	(10.4)	(5.9)
Other	(0.3)	(1.0)
NET CASH PROVIDED BY OPERATING ACTIVITIES	72.6	64.5
INVESTING ACTIVITIES
Capital expenditures	(15.2)	(20.4)
Purchase of Crane Technical Materials (Note 3)	(72.4)	—
Purchase of brands (Note 3)	—	(5.2)
Purchase of equity investment	(2.9)	—
Purchase of marketable securities	(0.4)	—
Proceeds from sale of property, plant and equipment	—	0.6
Other	(0.1)	0.2
NET CASH USED IN INVESTING ACTIVITIES	(91.0)	(24.8)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	218.7
Debt issuance costs	—	(3.4)
Repayments of long-term debt	(5.2)	(208.3)
Short-term borrowings	6.5	0.2
Repayments of short-term debt	(25.4)	(0.2)
Shares purchased (Note 9)	(0.5)	(0.7)
Proceeds from exercise of stock options	3.5	2.4
Excess tax benefits from stock-based compensation (Note 7)	3.0	0.4
Cash dividends paid	(12.6)	(8.2)
Other	—	(0.5)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(30.7)	0.4
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(0.3)	0.3
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(49.4)	40.4
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	73.4	7.8
CASH AND CASH EQUIVALENTS, END OF PERIOD	$24.0	$48.2

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest expense capitalized	$5.5	$5.3
Cash paid during period for income taxes	$5.1	$4.2
Non-cash investing activities:
Liability for equipment acquired	$1.9	$1.9

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

On July 1, 2014, the Company purchased all of the outstanding equity of Crane Technical Materials, Inc. from Crane & Co., Inc. for approximately $72 million. The acquired Crane Technical Materials business provides performance-oriented wet laid nonwovens media for filtration end markets as well as environmental, energy and industrial uses. This technical materials business has two manufacturing facilities in Pittsfield, Massachusetts. The results of this business are reported in the Technical Products segment from the date of acquisition.

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

Earnings per Share (“EPS”)

Diluted EPS was calculated to give effect to all potentially dilutive non-participating common share equivalents using the “Treasury Stock” method. Outstanding stock options, stock appreciation rights (“SARs”) and target awards of Restricted Stock Units (“RSUs”) with performance conditions (“Performance Units”) represent the only potentially dilutive non-participating security effects on the Company’s weighted-average shares. For the three and nine months ended September 30, 2014 approximately 5,000 and 20,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s common stock for the respective three and nine month periods during which the options were outstanding. For the three and nine months ended September 30, 2013 approximately 10,000 and 600,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s common stock for the respective three and nine month periods during which the options were outstanding.

The following table presents the computation of basic and diluted EPS (dollars in millions except per share amounts, shares in thousands):

Earnings Per Basic Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income from continuing operations	$13.6	$11.4	$41.8	$36.3
Distributed and undistributed amounts allocated to participating securities	(0.2)	(0.2)	(0.5)	(0.7)
Income from continuing operations available to common stockholders	13.4	11.2	41.3	35.6
Income from discontinued operations, net of income taxes	—	—	—	2.6
Net income available to common stockholders	$13.4	$11.2	$41.3	$38.2

Weighted-average basic shares outstanding	16,627	16,089	16,543	16,016
Basic
Continuing operations	$0.81	$0.69	$2.49	$2.22
Discontinued operations	—	—	—	0.16
	$0.81	$0.69	$2.49	$2.38

Earnings Per Diluted Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income from continuing operations	$13.6	$11.4	$41.8	$36.3
Distributed and undistributed amounts allocated to participating securities	(0.2)	(0.2)	(0.5)	(0.6)
Income from continuing operations available to common stockholders	13.4	11.2	41.3	35.7
Income from discontinued operations, net of income taxes	—	—	—	2.6
Net income available to common stockholders	$13.4	$11.2	$41.3	$38.3

Weighted-average basic shares outstanding	16,627	16,089	16,543	16,016
Add: Assumed incremental shares under stock compensation plans	286	380	288	322

Weighted-average diluted shares	16,913	16,469	16,831	16,338
Diluted
Continuing operations	$0.80	$0.68	$2.45	$2.18
Discontinued operations	—	—	—	0.16
	$0.80	$0.68	$2.45	$2.34

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

The Company’s investments in marketable securities are accounted for as “available-for-sale securities” in accordance with ASC Topic 320, Investments — Debt and Equity Securities (“ASC Topic 320”). As of September 30, 2014, the cost and fair value of the Company’s marketable securities were $3.1 million and $3.0 million, respectively.  Fair value for the Company’s marketable securities was estimated from Level 1 inputs. These marketable securities are classified as “Other Assets” on the condensed consolidated balance sheet and are restricted to the payment of benefits under the Company’s Supplemental Executive Retirement Plan (“SERP”).

The fair value of short and long-term debt is estimated using rates currently available to the Company for debt of the same remaining maturities. The following table presents the carrying value and the fair value of the Company’s debt.

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
2021 Senior Notes (5.25% fixed rate)	$175.0	$166.8	$175.0	$163.7
Second German Loan Agreement (2.5% fixed rate)	11.4	11.8	12.4	10.9
Neenah Germany revolving line of credit (variable rates)	—	—	19.3	19.3
Neenah Germany project financing (3.8% fixed rate)	—	—	5.2	5.1
Total debt	$186.4	$178.6	$211.9	$199.0

(a)         The fair value for all debt instruments was estimated from Level 2 measurements.

Note 2.  Accounting Standard Changes

As of September 30, 2014, no amendments to the ASC had been issued that will have or are reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 3.  Acquisitions

Acquisition of Crane Technical Materials

On July 1, 2014, the Company purchased all of the outstanding equity of the Crane Technical Materials business for approximately $72 million.  The acquired business provides performance-oriented wet laid nonwovens media for filtration end markets as well as environmental, energy and industrial uses.  The results of this business are reported in the Technical Products segment from the date of acquisition.

The Company accounted for the transaction using the acquisition method in accordance with ASC Topic 805 “Business Combinations.”  The preliminary allocation of the purchase price is based on estimates of the fair value of assets acquired and liabilities assumed as of July 1, 2014 and are subject to adjustment as additional information is obtained. The Company has up to 12 months from the closing of the acquisition to finalize its valuations.  Changes to the valuation of assets and liabilities acquired may result in adjustments to the carrying value of assets and liabilities acquired or goodwill.  The Company has not identified any material unrecorded pre-acquisition contingencies.  Prior to the end of the one-year purchase price allocation period, if information becomes available which would indicate it is probable that such events had occurred as of the acquisition date and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation and may result in an adjustment to the carrying value of assets and liabilities acquired or goodwill. The Company did not acquire any in-process research and development assets as part of the acquisition.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed as of September 30, 2014:

Assets Acquired
Accounts receivable	$5.8
Inventories	8.3
Prepaid and other current assets	0.8
Property, plant and equipment	23.5
Non-amortizable intangible assets	11.1
Amortizable intangible assets	13.3
Deferred income taxes	0.1
Acquired goodwill	13.4
Total assets acquired	76.3

Liabilities Assumed
Accounts payable	2.8
Accrued expenses	1.1
Total liabilities assumed	3.9

Net assets acquired	$72.4

The Company estimated the preliminary fair value of the assets and liabilities acquired in accordance with ASC Topic 820, Fair Value Measurements and Disclosures.  The preliminary fair value of amortizable and non-amortizable intangible assets was estimated by applying a royalty rate to projected revenue, net of tax impacts and adjusted for present value considerations.  The Company estimated the preliminary fair value of acquired property, plant and equipment using a combination of cost and market approaches.  In general, the preliminary fair value of other acquired assets and liabilities was estimated using the cost basis of the acquired technical materials business.

The excess of the purchase price over the preliminary estimated fair value of the tangible net assets and identifiable intangible assets acquired was recorded as acquired goodwill. The factors contributing to the amount of goodwill recognized are based on several strategic and synergistic benefits that are expected to be realized from the acquisition of the technical materials business. These benefits include entry into growing and profitable global markets for water filtration, environmental/emissions control, and energy management with defensible technologies and brands, and the opportunity to accelerate sales growth through synergies with the Company’s existing European-based filtration business. In addition, the acquisition of brands and complementary offerings facilitates the Company’s expansion into non- woven product lines containing fiberglass, polymer fibers and carbon fibers. Substantially all of the goodwill is expected to be deductible for income tax purposes and is entirely allocated to the Technical Products segment.

For the three and nine months ended September 30, 2014, the Company incurred $0.6 million and $0.8 million, respectively, of acquisition-related integration costs.  The Company expects to incur an additional $1.2 million in acquisition-related integration costs during the fourth quarter, including approximately $1.1 in capital costs for IT systems and infrastructure projects. For the three months ended September 30, 2014, net sales and income from operations before income taxes for the acquired technical materials business were $11.6 million and $0.4 million (including the acquisition related costs described above), respectively.

The following selected pro forma consolidated statements of operations data for the nine months ended September 30, 2014 and 2013 was prepared as though the acquisition of the technical materials business had occurred on January 1, 2013.  The information does not reflect future events that may occur after September 30, 2014 or any operating efficiencies or inefficiencies that may result from the acquisition of the technical materials business. Therefore, the information is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented or the results that the Company will experience going forward.

	Nine Months Ended September 30,
	2014	2013
Net sales	$708.7	$675.3
Operating income	73.8	61.8
Income from continuing operations	43.5	36.7
Income from discontinued operations	—	2.6
Net income	43.5	39.3

Earnings Per Common Share
Basic
Continuing operations	$2.60	$2.24
Discontinued Operations	—	0.16
	$2.60	$2.40

Diluted
Continuing operations	$2.55	$2.20
Discontinued Operations	—	0.16
	$2.55	$2.36

Acquisition of Southworth

On January 31, 2013, the Company purchased certain premium paper brands and other assets from Southworth. The Company made a payment of $7.0 million for (i) certain premium fine paper brands including Southworth®, (ii) approximately one month of finished goods inventory valued at $1.8 million and (iii) certain converting equipment used for retail grades.  The results of the Southworth brands are reported in the Fine Paper segment from the date of acquisition.  For the three and nine months ended September 30, 2013, the Company incurred $0.2 million and $0.4 million, respectively of acquisition-related integration costs.

Note 4.  Supplemental Balance Sheet Data

The following table presents inventories by major class:

	September 30, 2014	December 31, 2013
Raw materials	$30.0	$20.3
Work in progress	21.2	22.9
Finished goods	68.1	67.3
Supplies and other	4.3	4.5
	123.6	115.0
Adjust FIFO inventories to LIFO cost	(14.6)	(13.9)
Total	$109.0	$101.1

The FIFO values of inventories valued on the LIFO method were $90.7 million and $86.6 million as of September 30, 2014 and December 31, 2013, respectively.

The following table presents changes in accumulated other comprehensive income (“AOCI”) for the nine months ended September 30, 2014:

	Unrealized foreign currency translation gain (loss)	Net gain (loss) from pension and other postretirement liabilities	Unrealized gain on “available-for-sale” securities	Accumulated other comprehensive income (loss)
AOCI — December 31, 2013	$17.9	$(45.2)	$—	$(27.3)
Other comprehensive income before reclassifications	(15.7)	—	0.1	(15.6)
Amounts reclassified from AOCI	—	3.4	—	3.4
Income from other comprehensive income items	(15.7)	3.4	0.1	(12.2)
Provision for income taxes	—	1.3	—	1.3
Other comprehensive income	(15.7)	2.1	0.1	(13.5)
AOCI — September 30, 2014	$2.2	$(43.1)	$0.1	$(40.8)

For the three and nine months ended September 30, 2014, the Company reclassified $1.1 million and $3.4 million, respectively, of costs from accumulated other comprehensive income to cost of products sold and selling, general and administrative expenses on the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2014, the Company recognized an income tax benefit of $0.4 million and $1.3 million, respectively, related to such reclassifications classified as Provision for income taxes on the Condensed Consolidated Statements of Operations.

For the three and nine months ended September 30, 2013, the Company reclassified $1.6 million and $4.9 million, respectively, of costs from accumulated other comprehensive income to cost of products sold and selling, general and administrative expenses on the Condensed Consolidated Statements of Operations. In addition, for the nine months ended September 30, 2013, $0.2 million was reclassified from accumulated other comprehensive income to SERP settlement charge on the Condensed Consolidated Statements of Operations.  For the three and nine months ended September 30, 2013, the Company recognized an income tax benefit of $0.6 million and $1.9 million, respectively, related to such reclassifications classified as Provision for income taxes on the Condensed Consolidated Statements of Operations.

Note 5.  Debt

Long-term debt consisted of the following:

	September 30, 2014	December 31, 2013
2021 Senior Notes (5.25% fixed rate) due May 2021	$175.0	$175.0
Neenah Germany revolving lines of credit (variable rates)	—	19.3
German Loan Agreement (3.8% fixed rate)	—	5.2
Second German Loan Agreement (2.5% fixed rate) due in 32 equal quarterly installments ending September 2022	11.4	12.4
Total debt	186.4	211.9
Less: Debt payable within one year	1.4	21.4
Long-term debt	$185.0	$190.5

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

The 2021 Senior Notes contain terms, covenants and events of default with which the Company must comply, which the Company believes are ordinary and standard for notes of this nature. As of September 30, 2014, the Company was in compliance with all terms of the indenture for the 2021 Senior Notes.

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

As of September 30, 2014, the Company had a $105 million revolving credit facility (the “Revolver”) pursuant to the Bank Credit Agreement of which no amounts were outstanding. As of September 30, 2014, the Company had $103.9 million of available credit under the Revolver.

Terms, Covenants and Events of Default. If borrowing availability under the Revolver is less than $20 million, the Company is required to achieve a fixed charge coverage ratio (as defined in the Bank Credit Agreement) of not less than 1.1 to 1.0 for the preceding four-quarter period, tested as of the end of each quarter. As of September 30, 2014, the Company was in compliance with all terms of the Bank Credit Agreement.

The Company’s ability to pay cash dividends on its common stock is limited under the terms of both the Bank Credit Agreement and the 2021 Senior Notes. As of September 30, 2014, the Company’s ability to pay cash dividends on its common stock was limited to a total of $25 million in a 12-month period.

Other Debt

German Project Financing

German Loan Agreement.  As of September 30, 2014, Neenah Germany had no amounts outstanding under a 10-year agreement with HypoVereinsbank and IKB Deutsche Industriebank AG (the “German Loan Agreement”).  In May 2014, the Company terminated the German Loan Agreement by repaying the remaining €3.7 million ($5.2 million) in outstanding German Loan Agreement borrowings.

Second German Loan Agreement.  As of September 30, 2014, Neenah Germany had €9.0 million ($11.4 million, based on exchange rates at September 30, 2014) outstanding under a project financing agreement (the “Second German Loan Agreement”).  The Second German Loan Agreement matures in September 2022 and principal is repaid in equal quarterly installments beginning in December 2014.

German Lines of Credit

HypoVereinsbank Line of Credit.  Neenah Germany has a revolving line of credit with HypoVereinsbank (the “HypoVereinsbank Line of Credit”) that provides for borrowings of up to €15 million for general corporate purposes. As of September 30, 2014, no amounts were outstanding and €15.0 million ($19.0 million, based on exchange rates at September 30, 2014) of credit was available under the HypoVereinsbank Line of Credit.

Commerzbank Line of Credit.  Neenah Germany has a revolving line of credit with Commerzbank AG (“Commerzbank”) that provides for borrowings of up to €5 million for general corporate purposes (the “Commerzbank Line of Credit. As of September 30, 2014, no amounts were outstanding and €5.0 million ($6.4 million, based on exchange rates at September 30, 2014) of credit was available under the Commerzbank Line of Credit.

Restrictions under German Credit Facilities

The terms of the HypoVereinsbank and Commerzbank lines of credit require Neenah Germany to maintain a ratio of stockholders’ equity to total assets equal to or greater than 45 percent. The Company was in compliance with all provisions of the HypoVereinsbank and Commerzbank lines of credit as of September 30, 2014.

Note 6.  Pension and Other Postretirement Benefits

Pension Plans

Substantially all active employees of the Company’s U.S. operations participate in defined benefit pension plans and/or defined contribution retirement plans. In addition, the Company maintains a SERP which is a non-qualified defined benefit plan. The Company provides benefits under the SERP to the extent necessary to fulfill the intent of its defined benefit retirement plans without regard to the limitations set by the Internal Revenue Code on qualified defined benefit plans. Neenah Germany has defined benefit plans designed to provide a monthly pension upon retirement for substantially all its employees in Germany. There is no legal or governmental obligation to fund Neenah Germany’s benefit plans and as such the Neenah Germany defined benefit plans are currently unfunded. As of September 30, 2014, Neenah Germany had investments of $2.0 million that were restricted to the payment of certain post-retirement employee benefits. As of September 30, 2014, $0.7 million and $1.3 million of such investments are classified as prepaid and other current assets and other assets, respectively, on the consolidated balance sheet.

In February 2013, the Company reached agreement with the United Steelworkers Union on new collective bargaining agreements for all of its U.S. paper mills. The agreements resulted in a net reduction in the Company’s liability for post-retirement benefits.  In accordance with ASC Topic 715, Compensation — Retirement Benefits (“ASC Topic 715”), the Company measured the assets and liabilities of its U.S. post-retirement benefit plans as of February 28, 2013 and recorded a curtailment gain in OCI of $6.6 million less a provision for income taxes of $2.5 million.

The following table presents the components of net periodic benefit cost:

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended September 30,
	2014	2013	2014	2013
Service cost	$1.3	$1.4	$0.4	$0.4
Interest cost	3.8	3.4	0.4	0.5
Expected return on plan assets (a)	(4.1)	(4.3)	—	—
Recognized net actuarial loss	1.0	1.4	—	0.1
Amortization of prior service cost	0.1	0.1	—	(0.1)
Net periodic benefit cost	$2.1	$2.0	$0.8	$0.9

	Pension Benefits		Postretirement Benefits Other than Pensions
	Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$4.0	$4.0	$1.2	$1.3
Interest cost	11.5	10.2	1.4	1.4
Expected return on plan assets (a)	(12.6)	(12.8)	—	—
Recognized net actuarial loss	3.2	4.3	0.1	0.4
Amortization of prior service cost	0.2	0.2	(0.1)	(0.2)
SERP settlement charge	—	0.2	—	—
Net periodic benefit cost	$6.3	$6.1	$2.6	$2.9

(a)         The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

The Company expects to make aggregate contributions to qualified and nonqualified defined benefit pension trusts and pay pension benefits for unfunded pension plans of approximately $25 million (based on exchange rates at September 30, 2014) in calendar 2014.  For the nine months ended September 30, 2014, the Company made $16.4 million of such payments.

Note 7.  Stock Compensation Plan

At the 2013 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment and restatement of the Neenah Paper, Inc. 2004 Omnibus Stock and Incentive Compensation Plan (as amended and restated the “Omnibus Plan”). The amendment and restatement authorized the Company to reserve an additional 1,577,000 shares of $0.01 par value common stock (“Common Stock”) for future issuance. As of September 30, 2014, the Company had 1,750,000 shares of Common Stock reserved for future issuance under the Omnibus Plan.  The Company accounts for stock-based compensation pursuant to the fair value recognition provisions of ASC Topic 718, Compensation—Stock Compensation (“ASC Topic 718”).

Valuation and Expense Information

Substantially all stock-based compensation expense is recorded in selling, general and administrative expenses on the condensed consolidated statements of operations.  The following table summarizes stock-based compensation expense and related income tax benefits.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock-based compensation expense	$1.1	$0.8	$4.1	$4.0
Income tax benefit	(0.5)	(0.3)	(1.6)	(1.5)
Stock-based compensation, net of Income tax benefit	$0.6	$0.5	$2.5	$2.5

The following table summarizes total compensation costs related to the Company’s equity awards and amounts recognized in the nine months ended September 30, 2014.

	Stock Options and SARs	Performance Shares and RSUs
Unrecognized compensation cost — December 31, 2013	$1.3	$2.0
Grant date fair value of current year grants	1.2	4.0
Compensation expense recognized	(1.1)	(3.0)
Estimated forfeitures for awards granted in prior years	—	(0.2)
Unrecognized compensation cost —September 30, 2014	$1.4	$2.8
Expected amortization period (in years)	2.1	1.8

Stock Options and SARs

In August 2014, the Compensation Committee of the Board of Directors approved the conversion of approximately 545,000 outstanding non-qualified stock options held by U.S. employees and U.S. non-employee directors to an equal number of SARs.  Upon exercise, the holder of an SAR will receive common shares equal to the number of SARs exercised multiplied by a fraction where the numerator is equal to the market price at the time of exercise minus the exercise price of the SAR and the denominator is equal to the market price at the time of exercise.  The SARs can only be settled for shares of Common Stock and the Company will not receive any cash proceeds upon exercise.  All other contractual terms of the SARs are unchanged from those of the non-qualified stock options converted.  At the date of conversion the fair value of the SARs was equal to the fair value of the stock options exchanged.  As a result, the Company did not recognize any additional compensation expense due to the conversion.

The following tables present information regarding stock options awarded during the nine months ended September 30, 2014:

Nonqualified stock options granted	95,700
Per share weighted average exercise price	$43.17
Per share weighted average grant date fair value	$12.72

The weighted-average grant date fair value for stock options granted during the nine months ended September 30, 2014 was estimated using the Black-Scholes option valuation model with the following assumptions:

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

The following table presents information regarding stock options and SARs that vested during the nine months ended September 30, 2014:

Nonqualified stock options and SARs vested	108,100
Aggregate grant date fair value of stock options and SARs vested	$0.9

For the three and nine months ended September 30, 2014, the aggregate pre-tax intrinsic value of stock options and SARs exercised was $1.9 million and $10.3 million, respectively.  For the three and nine months ended September 30, 2013, the aggregate pre-tax intrinsic value of stock options and SARs exercised was $4.4 million and $5.8 million, respectively.

As of September 30, 2014, certain participants met age and service requirements that allowed their stock options and SARs to qualify for accelerated vesting upon retirement. As of September 30, 2014, such participants held options to purchase approximately 50,000 shares of common stock that would have been exercisable if they had retired as of such date. The aggregate grant date fair value of options subject to accelerated vesting was $0.5 million. Stock options subject to accelerated vesting for expense recognition become exercisable according to the contract terms of the stock-based awards.

The following table presents information regarding outstanding stock options and SARs:

	September 30, 2014	December 31, 2013
Stock options and SARs vested or expected to vest	668,800	946,000
Aggregate intrinsic value	$29.9	$18.4
Per share weighted average grant date fair value	$8.75	$8.40
Exercisable stock options and SARs	358,200	622,000
Aggregate intrinsic value	$16.3	$12.9
Unvested stock options and SARs	315,700	328,000
Per share weighted average grant date fair value	$10.38	$9.11

Performance Units

For the nine months ended September 30, 2014, the Company granted target awards of 60,900 Performance Units. The measurement period for the Performance Units is January 1, 2014 through December 31, 2014. The Performance Units vest on December 31, 2016. Common Stock equal to not less than 40 percent and not more than 200 percent of the Performance Unit target will be awarded based on the Company’s return on invested capital, consolidated revenue growth, the percentage of consolidated free cash flow to revenue and total return to shareholders relative to the companies in the Russell 2000® Value small cap index. As of September 30, 2014, the Company expects that Common Stock equal to approximately 135 percent of the Performance Unit targets will be earned. The market price on the date of grant for the Performance Units was $42.82 per share. Based on the expected achievement of performance targets, the Company is recognizing stock-based compensation expense pro-rata over the vesting term of the Performance Units.

Excess Tax Benefits

ASC Topic 718 requires the reporting of excess tax benefits related to the exercise or vesting of stock-based awards as cash provided by financing activities within the statement of cash flows. Excess tax benefits represent the difference between the tax deduction the Company will receive on its tax return for compensation recognized by employees upon the vesting or exercise of stock-based awards and the tax benefit recognized for the grant date fair value of such awards. As of September 30, 2014 and December 31, 2013, because the Company had unused net operating losses (“NOLs”) its excess tax benefits did not result in a reduction in taxes paid and therefore a reduction in cash flow from operations is recorded to offset the amount of excess tax benefits reported in cash flows from financing activities. For the nine months ended September 30, 2014 and 2013, the Company recognized excess tax benefits related to the exercise or vesting of stock-based awards of $3.0 million and $0.4 million, respectively.

Note 8.  Goodwill and Other Intangible Assets

The following table presents changes in the carrying amount of goodwill for the nine months ended September 30, 2014.  All such goodwill is reported in the Technical Products segment.

	Gross Amount	Cumulative Impairment Losses	Net
Balance at December 31, 2013	$100.1	$(57.0)	$43.1
Acquisition of Crane Technical Materials	13.4	—	13.4
Foreign currency translation	(7.9)	4.5	(3.4)

Balance at September 30, 2014	$105.6	$(52.5)	$53.1

The following table presents the gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization.

	Weighted- Average	September 30, 2014		December 31, 2013
	Amortization Period (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets
Customer based intangibles	15	$23.3	$(8.0)	$17.5	$(7.6)
Trade names and trademarks	10-15	5.4	(4.3)	5.8	(4.2)
Acquired technology	10-15	7.4	(0.9)	1.1	(0.8)
Total amortizable intangible assets		36.1	(13.2)	24.4	(12.6)
Non-amortizable trade names	Not amortized	37.2	—	26.7	—
Total		$73.3	$(13.2)	$51.1	$(12.6)

In conjunction with the acquisition of the technical materials business, the Company recorded $11.1 million in non-amortizable intangible trade names and $6.9 million and $6.4 in amortizable customer based intangible assets and acquired technology, respectively.  All other changes in the carrying value of the Company’s intangible assets not specifically identified are due to foreign currency translation effects.  The weighted average useful lives assigned to amortizable intangible trade names, trademarks and customer based intangible assets was 15 years.

Note 9.  Stockholders’ Equity

Common Stock

The Company has authorized 100 million shares of Common Stock. Holders of the Company’s Common Stock are entitled to one vote per share. As of September 30, 2014 and December 31, 2013, the Company had 16,640,000 shares and 16,361,000 shares of Common Stock outstanding, respectively.

In May 2014, the Company’s Board of Directors authorized a program that would allow the Company to repurchase up to $25 million of its outstanding Common Stock over the next 12 months (the “2014 Stock Purchase Program”).  Purchases by the Company under the 2014 Stock Purchase Program would be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. The 2014 Stock Purchase Program does not require the Company to purchase any specific number of shares and may be suspended or discontinued at any time. The 2014 Stock Purchase Program replaced a $10 million repurchase program in place during the preceding 12 months that expired in May 2014 (the “2013 Stock Purchase Program”).

For the nine months ended September 30, 2014 the Company acquired approximately 8,000 shares of Common Stock at a cost of $0.4 million pursuant to the 2014 Stock Purchase Program.  For the nine months ended September 30, 2013, there were no purchases under the 2013 Stock Purchase Program. For the nine months ended September 30, 2014 and 2013, the Company acquired approximately 3,000 shares and 21,000 shares of Common Stock at a cost of $0.1 million and $0.7 million, respectively, for shares surrendered by employees to pay taxes due on vested restricted stock awards and SARs exercised.

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

Employees and Labor Relations

As of September 30, 2014, the Company had no employees covered by collective bargaining agreements that will expire in the next 12-months.  The Company believes it has satisfactory relations with its employees covered by collective bargaining agreements.

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

The following table summarizes the net sales, operating income and total assets for each of the Company’s business segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales
Technical Products	$121.5	$104.4	$355.9	$317.2
Fine Paper	101.4	102.6	309.5	302.0
Other	7.7	7.1	20.7	20.4
Consolidated	$230.6	$214.1	$686.1	$639.6

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating income (loss)
Technical Products	$10.0	$6.7	$36.9	$28.3
Fine Paper	15.2	13.3	45.8	45.1
Other	0.1	0.3	(0.2)	—
Unallocated corporate costs	(3.2)	(3.9)	(11.5)	(12.2)
Consolidated	$22.1	$16.4	$71.0	$61.2

	September 30, 2014	December 31, 2013
Total Assets
Technical Products	$424.2	$365.9
Fine Paper	207.3	206.9
Corporate and Other	42.7	103.1
Total	$674.2	$675.9

Concentrations

In July 2014, Unisource Worldwide, Inc (“Unisource”) and xpedx, a business of International Paper (“xpedx”) merged to form Veritiv Corporation.  For the year ended December 31, 2013, sales to Unisource and xpedx represented approximately 10 percent of the Company’s consolidated net sales and 20 percent of net sales of the fine paper business.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our financial position as of September 30, 2014 and our results of operations for the three and nine months ended September 30, 2014 and 2013. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Executive Summary

In July 2014, we purchased all of the outstanding equity of the Crane Technical Materials business from Crane & Co., Inc. for $72.4 million.  The acquisition purchase price was paid from cash on hand.  The acquired technical materials business provides performance-oriented wet laid nonwovens media for fast growing filtration end markets as well as environmental, energy and industrial uses.  This technical materials business has two manufacturing facilities in Pittsfield, Massachusetts.

For the three months ended September 30, 2014, consolidated net sales increased $16.5 million from the prior year period to $230.6 million primarily due to incremental technical products volume related to the acquisition of the technical materials business and higher average net prices for our heritage businesses.  Excluding incremental sales from the acquired technical materials business, consolidated net sales increased $4.9 million or two percent from the prior year primarily due to higher average selling prices for both businesses and growth in technical products volume.

Consolidated operating income of $22.1 million for the three months ended September 30, 2014 increased $5.7 million from the prior year period.  The favorable comparison to the prior year was primarily due to higher net price for both businesses, increased sales volumes for our technical products business and fine paper manufacturing efficiencies.  These favorable variances were partially offset by higher manufacturing input costs.

Cash provided by operating activities of $20.7 million for the three months ended September 30, 2014 was $13.8 million unfavorable to cash provided by operating activities of $34.5 million in the prior year period. Cash flows from operations resulting from higher operating earnings in the current year period were more than offset by a larger year-over-year decrease in our investment in working capital in the prior year period.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, earnings before interest and taxes (which we refer to as “operating income”) and other information relevant to an understanding of our results of operations for the three and nine months ended September 30, 2014 and 2013.

Analysis of Net Sales— Three and nine months ended September 30, 2014 and 2013

The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Net sales
Technical Products	$121.5	53%	$104.4	49%	$355.9	52%	$317.2	50%
Fine Paper	101.4	44%	102.6	48%	309.5	45%	302.0	47%
Other	7.7	3%	7.1	3%	20.7	3%	20.4	3%
Consolidated	$230.6	100%	$214.1	100%	$686.1	100%	$639.6	100%

Commentary:

The following table presents our net sales by segment for the three months ended September 30, 2014 and 2013:

			Change in Net Sales Compared to Prior Period
	Three Months			Change Due To
	Ended September 30,				Average
	2014	2013	Total Change	Volume	Net Price	Currency
Technical Products	$121.5	$104.4	$17.1	$13.7	$3.2	$0.2
Fine Paper	101.4	102.6	(1.2)	(2.3)	1.1	—
Other	7.7	7.1	0.6	0.4	0.2	—
Consolidated	$230.6	$214.1	$16.5	$11.8	$4.5	$0.2

Consolidated net sales for the three months ended September 30, 2014 were $16.5 million or eight percent higher than the prior year period primarily due to incremental technical products volume related to the acquired technical materials business and higher average selling prices for both businesses.

•                  Net sales in our technical products business increased $17.1 million or 16 percent from the prior year due to incremental sales volume related to the acquired technical materials business and higher average net prices.  Excluding incremental sales from the acquisition, technical product sales increased $5.5 million or five percent.  Average net price was favorable to the prior year due to a more favorable product mix and marginally higher average selling prices. Excluding incremental sales volume from the acquisition, sales volumes increased approximately two percent from the prior year period due to growth in filtration and specialty products shipments.

•                  Net sales in our fine paper business decreased $1.2 million or one percent from the prior year period as higher average net prices were more than offset by a two percent decrease in sales volumes.  Average net price improved from the prior year due to a more favorable product mix and an increase in average selling prices.  Sales volume was unfavorable to the prior year as growth in shipments of core premium products was more than offset by lower sales of unbranded writing, text and cover papers.

The following table presents our net sales by segment for the nine months ended September 30, 2014 and 2013:

			Change in Net Sales Compared to Prior Period
	Nine Months			Change Due To
	Ended September 30,				Average
	2014	2013	Total Change	Volume	Net Price	Currency
Technical Products	$355.9	$317.2	$38.7	$30.0	$1.9	$6.8
Fine Paper	309.5	302.0	7.5	2.5	5.0	—
Other	20.7	20.4	0.3	(0.3)	0.6	—
Consolidated	$686.1	$639.6	$46.5	$32.2	$7.5	$6.8

Consolidated net sales for the nine months ended September 30, 2014 were $46.5 million or seven percent higher than the prior year period due to increased volume for both businesses, incremental technical products volume related to the acquired technical materials business, higher average selling prices and favorable currency effects.

•                  Net sales in our technical products business increased $38.7 million or 12 percent from the prior year due to increased volume and favorable currency effects.  Excluding incremental sales from the acquisition, technical product sales increased $27.1 million or nine percent.  Excluding incremental sales volume from the acquisition, sales volumes increased approximately six percent from the prior year period due to growth in shipments for all product categories led by transportation filtration, specialty products and backings.  Favorable currency exchange effects resulted from the Euro strengthening by approximately three percent relative to the U.S. dollar during the first nine months of 2014.  Average net price was favorable to the prior year as a result of higher average selling prices and a more favorable product mix.

•                  Net sales in our fine paper business increased $7.5 million or two percent from the prior year period due to higher average net prices and increased volume.  Average net price improved from the prior year due to a more favorable product mix and a one percent increase in average selling prices.  Sales volumes increased approximately two percent from the prior year period primarily due to growth in luxury packaging and core premium product shipments, and incremental volume of $1.5 million in the first quarter of 2014 from the acquisition of the Southworth brands (acquired on January 31, 2013).

The following table sets forth line items from our condensed consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	81.4	82.7	80.6	80.7
Gross profit	18.6	17.3	19.4	19.3
Selling, general and administrative expenses	8.6	9.3	8.8	9.4
Integration/restructuring costs	0.4	0.2	0.3	0.1
Loss on early extinguishment of debt	—	—	—	0.1
Other expense - net	—	0.2	—	0.1
Operating income	9.6	7.6	10.3	9.6
Interest expense-net	1.2	1.2	1.2	1.3
Income from continuing operations before income taxes	8.4	6.4	9.1	8.3
Provision for income taxes	2.5	1.1	3.0	2.6
Income from continuing operations	5.9%	5.3%	6.1%	5.7%

Analysis of Operating Income—Three and nine months ended September 30, 2014 and 2013

Commentary:

The following table presents our operating income by segment for the three months ended September 30, 2014 and 2013:

			Change in Operating Income Compared to Prior Period
	Three Months			Change Due To
	Ended September 30,		Total		Net	Material
	2014	2013	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$10.0	$6.7	$3.3	$1.4	$2.9	$(0.2)	$0.1	$(0.9)
Fine Paper	15.2	13.3	1.9	(0.6)	1.9	(0.5)	—	1.1
Other	0.1	0.3	(0.2)	—	0.1	—	—	(0.3)
Unallocated corporate costs	(3.2)	(3.9)	0.7	—	—	—	—	0.7
Consolidated	$22.1	$16.4	$5.7	$0.8	$4.9	$(0.7)	$0.1	$0.6

(a)                   Includes changes in selling price and product mix.

(b)                   Includes price changes for raw materials and energy.

(c)                    Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and selling, general and administrative (“SG&A”) expenses.

Consolidated operating income of $22.1 million for the three months ended September 30, 2014 increased $5.7 million or 35 percent from the prior year period.  The favorable comparison was primarily due to higher net price for both businesses and incremental technical products volume related to the acquired technical materials business.

•                  Operating income for our technical products business increased $3.3 million or 49 percent from the prior year period primarily due to higher net price and incremental volume related to the acquisition.  Results for the three months ended September 30, 2014 and 2013 include $1.1 million and $0.2 million for integration/restructuring costs, respectively.

•                  Operating income for our fine paper business increased $1.9 million or 14 percent from the prior year period primarily due to higher net price and manufacturing efficiencies. These favorable variances were partially offset by higher manufacturing input costs and lower shipment volume.  Results for the three months ended September 30, 2013 include $0.2 million for acquisition related integration costs.

•                  Unallocated corporate expenses for the three months ended September 30, 2014 of $3.2 million were $0.7 million favorable to the prior year period.  The favorable comparison to the prior year period is primarily due to the timing of certain corporate spending in the prior year period.  Costs for the three months ended September 30, 2014 include a credit of $0.2 million for second quarter costs related to the acquisition of the technical materials business which were allocated to the Technical Products segment.

The following table presents our operating income by segment for the nine months ended September 30, 2014 and 2013:

			Change in Operating Income Compared to Prior Period
	Nine Months			Change Due To
	Ended September 30,		Total		Net	Material
	2014	2013	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$36.9	$28.3	$8.6	$4.7	$3.3	$0.5	$0.6	$(0.5)
Fine Paper	45.8	45.1	0.7	0.6	4.9	(6.6)	—	1.8
Other	(0.2)	—	(0.2)	—	0.6	—	—	(0.8)
Unallocated corporate costs	(11.5)	(12.2)	0.7	—	—	—	—	0.7
Consolidated	$71.0	$61.2	$9.8	$5.3	$8.8	$(6.1)	$0.6	$1.2

(a)                   Includes changes in selling price and product mix.

(b)                   Includes price changes for raw materials and energy.

(c)                    Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and SG&A expenses.

Consolidated operating income of $71.0 million for the nine months ended September 30, 2014 increased $9.8 million or 16 percent from the prior year period.  The favorable comparison is primarily due to higher average selling prices for both businesses, increased technical products shipment volume and lower manufacturing costs for fine paper.  These favorable variances were partially offset by higher manufacturing input costs for our fine paper business, primarily for natural gas and pulp.

•                  Operating income for our technical products business increased $8.6 million or 30 percent from the prior year period primarily due to growth in shipments for all product categories, higher average selling prices and lower manufacturing input costs.  Results for the nine months ended September 30, 2014 and 2013 include $1.9 million and $0.2 million for integration/restructuring costs, respectively.

•                  Operating income for our fine paper business increased $0.7 million or 2 percent from the prior year period primarily due to higher average net selling prices, manufacturing operating efficiencies and increased shipment volume.  These favorable variances were partially offset by $6.6 million in higher manufacturing input costs, including more than $3.0 million for natural gas in the first quarter of 2014.  Results for the nine months ended September 30, 2013 include $0.4 million for acquisition related integration costs.

•                  Unallocated corporate expenses for the nine months ended September 30, 2014 of $11.5 million were $0.7 million favorable to the prior year period. Results for the nine months ended September 30, 2013, include a supplemental executive pension plan settlement charge of $0.2 million and costs related to the early extinguishment of debt of $0.5 million.

Additional Statement of Operations Commentary:

•                  SG&A expense of $19.8 million for the three months ended September 30, 2014 was unchanged from SG&A expense of $19.8 million in the prior year period.  For the three months ended September 30, 2014 and 2013, SG&A expense as a percent of sales improved to 8.6 percent from 9.3 percent in the prior year period.  SG&A expense of $60.1 million for the nine months ended September 30, 2014 was essentially unchanged from the prior year period.

•                  For the three months ended September 30, 2014, we incurred net interest expense of $2.7 million which was $0.1 million higher than the prior year period.

•                  For the three months ended September 30, 2014 and 2013, we recorded an income tax provision related to continuing operations of $5.8 million and $2.4 million, respectively.  The effective income tax rate for the three months ended September 30, 2014 and 2013 was 30 percent and 17 percent, respectively. The increase in our consolidated effective tax rate was primarily due to a higher level of state research and development credits in the prior year period.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2014	2013
Net cash flow provided by (used in):
Operating activities	$72.6	$64.5
Investing activities:
Capital expenditures	(15.2)	(20.4)
Purchase of Neenah Technical Materials	(72.4)	—
Purchase of brands	—	(5.2)
Purchase of equity investment	(2.9)	—
Other investing activities	(0.5)	0.8
Total	(91.0)	(24.8)
Financing activities	(30.7)	0.4
Net increase in cash and cash equivalents (a)	(49.4)	40.4

(a)              Includes the effect, if any, of exchange rate changes on cash and cash equivalents.

Operating Cash Flow Commentary

•                  Cash provided by operating activities of $72.6 million for the nine months ended September 30, 2014 was $8.1 million favorable to cash provided by operating activities of $64.5 million in the prior year period.  The favorable comparison was primarily due to higher operating income and a $2.2 million decrease in our investment in working capital for the nine months ended September 30, 2014 compared to an increase in our investment in working capital of $5.3 million in the prior year.  These favorable variances were partially offset by increased contributions and benefit payments for post-retirement benefit obligations.

Investing Commentary:

•                  For the nine months ended September 30, 2014 and 2013, cash used by investing activities was $91.0 million and $24.8 million, respectively.  For the nine months ended September 30, 2014, cash used by investing activities includes $72.4 million for the purchase of the Crane Technical Materials business and $2.9 million for the acquisition of a non-controlling equity investment in a joint venture in India.  Cash used by investing activities for the nine months ended September 30, 2013 includes a payment of $5.2 million to acquire the Southworth brands.

Capital expenditures for the nine months ended September 30, 2014 were $15.2 million compared to spending of $20.4 million in the prior year period. In general, we expect aggregate annual capital expenditures of approximately 3 to 5 percent of net sales. For 2014, we expect annual capital expenditures at the lower end of that range or approximately $30 million. We believe that the level of our capital spending allows us to maintain the efficiency and cost effectiveness of our assets and invest in expanded capabilities for our manufacturing assets to successfully pursue strategic initiatives and deliver attractive returns.

Financing Commentary:

Our liquidity requirements are provided by cash generated from operations and short and long-term borrowings.

•                  For the nine months ended September 30, 2014, cash used in financing activities was $30.7 million compared to cash provided by financing activities of $0.4 million for the nine months ended September 30, 2013.

•                  Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of September 30, 2014, we had no outstanding borrowings under our Revolver and $103.9 million of available credit. Under our German Lines of Credit we had no outstanding borrowings and €20.0 million ($25.4 million, based on exchanges rates at September 30, 2014) of available credit.

•                  In June 2014, we repaid the remaining €3.7 million ($5.2 million) in outstanding project financing borrowings.

•                  We have required debt principal payments through September 30, 2015 of $1.4 million for principal payments on the Second German Loan Agreement.

•                  For the nine months ended September 30, 2014, cash and cash equivalents decreased $49.4 million to $24.0 million at September 30, 2014 from $73.4 million at December 31, 2013.  Total debt decreased $25.5 million to $186.4 million at September 30, 2014 from $211.9 million at December 31, 2013. Net debt (total debt minus cash and cash equivalents) increased by $23.9 million primarily due to the acquisition of the Crane Technical Materials business for $72.4 million partially offset by cash flow from operations.

•                  As of September 30, 2014, our cash balance of $24.0 million consists of $21.5 million in the U.S. and $2.5 million held at entities outside of the U.S. As of September 30, 2014 there were no restrictions regarding the repatriation of our non-U.S. cash; however, if we repatriated these cash balances to the U.S., we would incur additional income tax expense.

Transactions With Shareholders

•                  In May 2014, our Board of Directors approved a thirteen percent increase in the annual dividend rate on our common stock to $1.08 per share. Effective August 1, 2014, the dividend is being paid in four equal quarterly installments of $0.27 per share.  For the nine months ended September 30, 2014 and 2013, we paid cash dividends of $0.75 per common share or $12.6 million and $0.50 per common share or $8.2 million, respectively.

•                  In May 2014, our Board of Directors authorized the 2014 Stock Purchase Plan.  The 2014 Stock Purchase Plan allows us to repurchase up to $25 million of our outstanding Common Stock through May 2015.  Purchases under the 2014 Stock Purchase Program will be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors.  The 2014 Stock Purchase Program does not require us to purchase any specific number of shares and may be suspended or discontinued at any time. For the nine months ended September 30, 2014, we acquired approximately 8,000 shares of common stock at a cost of $0.4 million pursuant to the 2014 Stock Purchase Program.

Other Items:

•                  As of September 30, 2014, we had $19.4 million and $41.9 million of U.S. federal and state NOLs, respectively. If not used, substantially all of the NOLs will expire in various amounts between 2028 and 2030. In addition, we had $2.4 million of state research and developments credits which, if not used, will expire in 2017. We do not expect to pay U.S. federal income taxes in 2014; however, we anticipate that we will substantially reduce our U.S. federal NOLs.

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

As of September 30, 2014, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s businesses except for the Crane Technical Materials business acquired in July 2014. The acquired business constituted approximately 11 percent of total assets, five percent of revenues, and one percent of net income of the consolidated financial statement amounts as of and for the three months ended September 30, 2014. Further discussion of this acquisition can be found in Note 3 “Acquisitions” to our condensed consolidated financial statements. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the three months ended September 30, 2014. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities:

The following table contains information about our purchases of our equity securities for the three months ended September 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (a)
July 1, 2014 — July 31, 2014	2,000	$49.80	2,000	24,900,000
August 1, 2014 — August 31, 2014	5,728	$49.89	5,728	24,600,000
September 1, 2014 — September 30, 2014	—	$—	—	24,600,000

(a)         In May 2014, our Board of Directors authorized a program that would allow us to repurchase up to $25 million of our outstanding Common Stock over the next 12 months (the “2014 Stock Purchase Program”).  The $10 million 2013 Stock Purchase Plan expired in May 2014.  For the three and nine months ended September 30, 2014, there were no purchases of Common Stock made under the 2013 Stock Purchase Plan.

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

November 6, 2014