Form 10-K
period 2014-12-31
Neenah Paper Inc
filed 2015-02-27
CIK 1296435

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-32240

NEENAH PAPER, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1308307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3460 Preston Ridge Road Alpharetta, Georgia	30005
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (678) 566-6500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock — $0.01 Par Value	New York Stock Exchange
Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the registrant's common stock held by non-affiliates on June 30, 2014 (based on the closing stock price on the New York Stock Exchange) on such date was approximately $880,000,000.

        As of February 13, 2015, there were 16,700,000 shares of the Company's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information contained in the definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on May 21, 2015 is incorporated by reference into Part III hereof.

PART I

In this report, unless the context requires otherwise, references to "we," "us," "our," "Neenah" or the "Company" are intended to mean Neenah Paper, Inc., its consolidated subsidiaries and predecessor companies.

Item 1.    Business

Overview

We are organized into two primary businesses: a performance-based technical products business and a premium fine paper and packaging business (formerly known as the fine paper business). On January 1, 2015, we changed the name of our fine paper business to fine paper and packaging. The name change better reflects the increasing importance, and plans for continued growth, of our premium packaging products.

Our technical products business is a leading international producer of filter media for transportation, water and other markets and saturated and coated substrates for industrial products backings and a variety of other end markets. The business is focused on categories where we believe we are a market leader or have a competitive advantage, including, among others, transportation, water and other filter media, specialty tape, label, abrasive, medical packaging and image transfer and customer-specific applications in furniture veneer backing and durable print and cover applications. Our customers are located in more than 70 countries. In July 2014, we purchased all of the outstanding equity of Crane Technical Materials, Inc. from Crane & Co., Inc. The acquired Crane Technical Materials business provides performance-oriented wet laid nonwovens media for filtration end markets as well as environmental, energy and industrial uses. Our technical products manufacturing facilities are located in Munising, Michigan, Pittsfield, Massachusetts and near Munich and Frankfurt, Germany.

We believe our fine paper and packaging business is the leading supplier of premium printing, packaging and other high end specialty papers in North America. We are also focused on increasing our presence in international markets. Our premium writing, text, cover and specialty papers are used in commercial offset and digital printing and imaging applications for corporate identity packages, invitations, personal stationery, premium labels and luxury packaging. Our bright papers are used in applications such as direct mail, advertising inserts, scrapbooks and marketing collateral. Our products include some of the most recognized and preferred fine paper brands and we enjoy leading market positions in many of our product categories. We sell our products primarily to authorized paper distributors, as well as through converters, specialty businesses and major retail customers. Our fine paper and packaging manufacturing facilities are located in Appleton, Neenah and Whiting, Wisconsin.

Company Structure

Our corporate structure consists of Neenah Paper, Inc., and six direct wholly owned subsidiaries.

Neenah Paper, Inc. is a Delaware corporation that holds our trademarks and patents related to all of our U.S. businesses (except Neenah Paper FVC, Inc), all of our U.S. inventory, the real estate, mills and manufacturing assets associated with our fine paper and packaging operations in Neenah and Whiting, Wisconsin, and all of the equity in our subsidiaries listed below. The common stock of Neenah is publicly traded on the New York Stock Exchange under the symbol "NP."

Neenah Paper Michigan, Inc. is a Delaware corporation and a wholly owned subsidiary of Neenah that owns the real estate, mill and manufacturing assets associated with our U.S. technical products business in Munising, Michigan.

Neenah Paper FVC, LLC is a Delaware limited liability company and wholly owned subsidiary of Neenah that owns all of the equity of Neenah Paper FR, LLC. Neenah Paper FR, LLC is a Delaware limited liability company that owns the real estate, mills and manufacturing assets associated with our fine paper and packaging operation in Appleton, Wisconsin.

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

Neenah Filtration, LLC is a Delaware limited liability company and wholly owned subsidiary of Neenah that owns all of the equity of Neenah Technical Materials, Inc. ("NTM"). NTM is a Massachusetts corporation that owns all of the real estate, mills and manufacturing assets associated with our technical materials business in Pittsfield. Massachusetts.

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

Technical Products. In 1952, we purchased what is now our Munising, Michigan mill. Subsequent to the purchase, we converted the mill to produce durable, saturated and coated papers for sale and use in a variety of industrial applications for our technical products business. In October 2006, we purchased the outstanding interests of FiberMark Services GmbH & Co. KG and the outstanding interests of FiberMark Beteiligungs GmbH (collectively "Neenah Germany"). The Neenah Germany assets consist of two mills located near Munich, Germany and a third mill near Frankfurt, Germany, that produce a wide range of products, including transportation, beverage and other filter media, nonwoven wall coverings, masking and other tapes, abrasive backings, and specialized printing and coating substrates.

In July 2014, we purchased all of the outstanding equity of Crane Technical Materials, Inc. from Crane & Co., Inc. for approximately $72 million. The acquired technical materials business provides performance-oriented wet laid nonwovens media for water filtration end markets as well as environmental, energy and industrial uses. The technical materials business has two manufacturing facilities in Pittsfield, Massachusetts.

Fine Paper and Packaging. The fine paper and packaging business was incorporated in 1885 as Neenah Paper Company, which initially operated a single paper mill in Neenah, Wisconsin. We acquired the mill in 1956. In 1981, we purchased an additional mill located in Whiting, Wisconsin to increase the production capacity of the fine paper and packaging business. In the late 1980s and early 1990s, we expanded the capacity of the fine paper and packaging business by building two new paper machines at the Whiting mill, rebuilding two existing paper machines at the Whiting mill and completing a major expansion of the Neenah facility with the installation of a new paper machine, a new finishing center, a new customer service center and a distribution center expansion.

In March 2007, we acquired Fox Valley Corporation (now named Neenah Paper FVC, Inc.), which owned Fox River Paper Company, LLC ("Fox River," now named Neenah Paper FR, LLC). The Fox River assets consisted of four U.S. paper mills and various related assets, producing premium fine papers with well-known brands including STARWHITE®, SUNDANCE®, ESSE® and OXFORD®. In integrating the operations of Fox River with those of our existing fine paper and packaging mills, we closed three of the Fox River paper mills. We closed the Housatonic mill, located near Great Barrington, Massachusetts in May 2007, the fine paper mill located in Urbana, Ohio during the second quarter of 2008 and the fine paper mill located in Ripon, California in May 2009.

In January 2012, we purchased certain premium fine paper brands and other assets from Wausau Paper Mills, LLC, a subsidiary of Wausau Paper Corp. ("Wausau"). In January 2013, we purchased certain premium business paper brands from the Southworth Company ("Southworth").

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

Business Strategy

Our mission is to create value by improving the image and performance of everything we touch. We expect to create value by growing in specialized niche markets that value performance or image and where we have competitive advantages. In managing our businesses, we believe that achieving and maintaining a leadership position in our markets, responding effectively to customer needs and competitive challenges, employing capital optimally, controlling costs and managing risks are important to our long-term success. Strategies to deliver value include:

Leading in profitable, specialty niche markets — We will increase our participation in niche markets that can provide us with leading positions and value our core competencies in performance-based fiber and non-wovens media production, coating and saturating. Key markets include filtration, specialty backings and technical products, and premium fine paper and packaging.

Increasing our size, growth rate and portfolio diversification — We will invest and focus resources in higher growth specialty markets to grow with customers in new geographies and to enter into adjacent markets that are growing and profitable. We will do this both through organic initiatives that build on our technologies and capabilities, and through acquisitions that fit with our competencies and provide attractive financial returns.

Delivering consistent, attractive returns to our shareholders with disciplined financial management — We will continue to use Return on Invested Capital ("ROIC") as a key metric to evaluate investment decisions, measure our performance, maintain a prudent capital structure and deploy cash flows in ways that can provide value, including direct cash returns to shareholders through a meaningful dividend.

Products

Technical Products. The technical products business is a leading producer of filtration media and durable, saturated and coated substrates for a variety of end uses. In general, our technical products are sold to other manufacturers as key components for their finished products. Several of our key market segments served, including filtration, specialty tape and abrasives, are global in scope. JET-PRO®SofStretch™, KIMDURA®, MUNISING LP®, PREVAIL™, NEENAH®, GESSNER® and varitess® are brands of our technical products business. Our technical products business had net sales of $467 million, $416 million and $407 million in 2014, 2013 and 2012, respectively.

The following is a description of certain key products and markets:

Filtration media for induction air, fuel, oil, and cabin air applications in automotive transportation. Transportation filtration media are sold to suppliers of automotive companies as original equipment on new cars and trucks as well as to the automotive aftermarket, which represents the majority of sales.

Filtration media for water and other industrial end markets. Primary applications include reverse osmosis, nanofiltration, ultrafiltration, pervaporation and vapor permeation, as well as other applications for specialty markets.

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

Image transfer papers used to transfer an image from paper to tee shirts, hats, coffee mugs, and other surfaces using a proprietary imaging coating for use in digital printing applications. Decorative components papers used in book covers, stationery and fancy packaging. Other specialty products include clean room papers, durable printing papers, release papers and furniture backers.

Wall covering substrates made from saturated and coated wet-laid nonwovens are marketed to converters serving primarily European commercial and consumer-do-it-yourself markets.

Fine Paper and Packaging. The fine paper and packaging business manufactures and sells world-class branded premium writing, text, cover and specialty papers and envelopes used in corporate identity packages, invitations, personal stationery, premium labels, and luxury packaging. Often these papers are characterized by distinctive colors and textures. Our fine paper and packaging business had net sales of $409 million, $402 million and $373 million in 2014, 2013 and 2012, respectively.

Premium writing papers are used for business and personal stationery, corporate identity packages and similar end-use applications. Market leading writing papers are sold by the fine paper and packaging business under the CLASSIC®, ENVIRONMENT®, CAPITOL BOND®, ROYAL SUNDANCE® and SOUTHWORTH® trademarks, which are denoted by a brand watermark in each sheet of writing paper. Our fine paper and packaging business has an exclusive agreement to manufacture, market and distribute Crane & Co.'s CRANE'S CREST®, CRANE'S BOND®, and CRANE'S LETTRA®, branded fine papers. Our fine paper and packaging business has an exclusive agreement to market and distribute Gruppo Cordenons SpA's SO...SILK®, PLIKE® and STARDREAM® branded fine papers. The fine paper and packaging business also sells private watermarked paper and other specialty writing papers.

Text and cover papers and envelopes are used in applications such as corporate brochures, pocket folders, corporate annual reports, advertising inserts, direct mail, business cards, hang tags, scrapbooks, and a variety of other uses where colors, textured finishes or heavier weight papers are desired. Our brands in this category include CLASSIC®, CLASSIC CREST®, ESSE®, ENVIRONMENT® and ROYAL SUNDANCE®. We also sell a variety of custom colors, paper finishes, and duplex/laminated papers.

Premium packaging and label papers are used for wine, spirits and beer labels, folding cartons, box wrap, bags, hang tags, and stored value cards servicing high-end retail, cosmetics, spirits, and electronics end-use markets.

Bright papers are used in applications such as direct mail, advertising inserts, scrapbooks and marketing collateral. Our brands in this category include ASTROBRIGHTS® and EXACT BRIGHTS®.

The fine paper and packaging business also produces and sells other specialty papers that address a consumer's need for enhanced image such as translucent papers, art papers, papers for optical scanning and other specialized applications.

Markets and Customers

Technical Products. The technical products business sells its products globally into product categories generally used as base materials in the following applications: filtration, component backing materials for manufactured products such as tape and abrasives, and other specialized product uses such as graphics and identification.

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

The technical products business has over 500 customers worldwide. The distribution of sales in 2014 was approximately 55 percent in Europe, 30 percent in North America and 15 percent in Latin America and Asia. Customers typically convert and transform base papers and film into finished rolls and sheets by adding adhesives, coatings, and finishes. These transformed products are then sold to end-users.

Sales to the technical products business's three largest customers represented approximately 20 percent of total sales for the segment in 2014. Although a complete loss of any of these customers would cause a temporary decline in the business's sales volume, the decline could be partially offset by expanding sales to existing customers, and further offset over a several month period with the addition of new customers.

Fine Paper and Packaging. We believe our fine paper and packaging business is the leading supplier of premium writing, text and cover papers, premium packaging papers, bright papers and specialty papers in North America. The text and cover paper segment of the market, used in corporate identification applications, is split between smooth papers and textured papers. Text papers have traditionally been utilized for special, high end collateral material such as corporate brochures, marketing materials and special edition books. Cover papers are primarily used for business cards, pocket folders, brochures and report covers. Our premium packaging business includes other products such as food and beverage labels and high-end packaging materials such as specialty boxes used for luxury retail goods. The stationery segment of the premium fine papers market is divided into cotton and sulphate grades and includes writing papers and envelopes. Bright papers are generally used by consumers for flyers, direct mail and packaging.

The fine paper and packaging business has historically sold its products through our sales and marketing organizations primarily in three channels: authorized paper distributors, as well as through converters and direct sales. With the purchase of the Wausau and Southworth brands, products are also sold into the retail channel through major national retailers. Sales to distributors, including distributor owned paper stores, account for approximately 60 to 65 percent of revenue in the fine paper and packaging business. During 2014, approximately eight percent of the sales of our fine paper and packaging business were exported to markets outside the United States.

Sales to the largest customer of the fine paper and packaging business represented approximately 20 percent of its total sales in 2014. We practice selective sales distribution to improve our ability to control the marketing of our products. Although a complete loss of any of these customers would cause a temporary decline in the business's sales volume, the decline could be partially offset by expanding sales to existing customers, and further offset over a several month period with the addition of new customers.

Concentration. In July 2014, Unisource Worldwide, Inc ("Unisource") and xpedx, formerly owned by International Paper ("xpedx") merged to form Veritiv Corporation. For the years ended December 31, 2014, 2013 and 2012 sales to Unisource and xpedx represented approximately 10 percent of our consolidated net sales and approximately 20 percent of net sales of the fine paper business.

The following tables present further information about our businesses by geographic area (dollars in millions):

	Year Ended December 31,
	2014	2013	2012
Net sales
United States	$612.0	$564.4	$543.4
Europe	290.7	280.1	265.4

Consolidated	$902.7	$844.5	$808.8

	December 31,
	2014	2013	2012
Total Assets
United States	$456.1	$365.1	$322.5
Canada	0.4	1.0	0.2
Europe	274.1	309.8	288.0

Consolidated	$730.6	$675.9	$610.7

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

Fine Paper and Packaging. Hardwood pulp is the primary fiber used to produce products of the fine paper and packaging business. Other significant raw material inputs in the production of fine paper and packaging products include softwood pulp, recycled fiber, cotton fiber, dyes and fillers. The fine paper and packaging business purchases all of its raw materials externally. We believe that all of the raw materials for our fine paper and packaging operations, except for certain cotton fiber which represent less than five percent of the total fiber requirements of our fine paper and packaging business, are readily available from several sources and that the loss of a single supplier would not cause a shutdown of our manufacturing operations.

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

Energy and Water

The equipment used to manufacture the products of our technical products and fine paper and packaging businesses use significant amounts of energy, primarily electricity, natural gas, oil and coal. We generate substantially all of our electrical energy at the Munising mill and approximately 25 of the electrical energy at our mills in Appleton, Wisconsin and Bruckmühl, Germany. We also purchase electrical energy from external sources, including electricity generated from renewable sources.

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

Fine Paper and Packaging. The fine paper and packaging business maintains approximately 10 days of raw material inventories to support its paper making operations and about 55 days of finished goods inventory to fill customer orders. Fine paper and packaging sales terms range between 20 and 30 days with discounts of zero to two percent for customer payments, with discounts of one percent and 20-day terms used most often. Extended credit terms are offered to customers located in certain international markets. Supplier invoices are typically paid within 30 days.

Competition

Technical Products. Our technical products business competes in global markets with a number of large multinational competitors, including Ahlstrom Corporation, Munksjö, ArjoWiggins SAS and Hollingsworth & Vose Company. It also competes in some, but not all, of these segments with smaller regional manufacturers, such as Monadnock Paper Mills, Inc., Expera Specialty Solutions LLC., Potsdam Specialty Paper, Inc. and Paper Line S.p.A. We believe the bases of competition in most of these segments are the ability to design and develop customized product features to meet customer specifications while maintaining quality, customer service and price. We believe our research and development program gives us an advantage in customizing base papers to meet customer needs.

Fine Paper and Packaging. We believe our fine paper and packaging business is the leading supplier of premium printing, packaging and other high end specialty papers in North America. Our fine paper and packaging business also competes globally in the premium segment of the uncoated free sheet market. The fine paper and packaging business competes directly in North America with Mohawk Fine Paper Inc. and other smaller companies. We believe the primary bases of competition for premium fine papers are brand recognition, product quality, customer service, product availability, promotional support and variety of colors and textures. Price also can be a factor particularly for lower quality printing needs that may compete with opaque and offset papers. We have and will continue to invest in advertising and other programs aimed at graphic designers, printers and corporate end-users in order to maintain a high level of brand awareness as well as communicate the advantages of using our products.

Research and Development

Our technical products business maintains research and development laboratories in Feldkirchen-Westerham, Germany, Munising, Michigan and Pittsfield, Massachusetts to support its strategy of developing new products and technologies, and to support growth in its existing product lines and other strategically important markets. In 2014, we consolidated our Roswell, Georgia and Munising, Michigan research and development laboratories at our manufacturing facility in Munising, Michigan to bring our research and development laboratories in closer proximity to our manufacturing operation. We have continually invested in product research and development with spending of $6.4 million in 2014, $6.1 million in 2013 and $5.6 million in 2012.

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

We own more than 50 trademarks with registrations in approximately 50 countries. Our fine paper and packaging business has built its market leading reputation on trademarked brands that date back as far as 1908. The CLASSIC® family of brands is one of the most well-known and respected trademarks in the printing and writing industry. The CLASSIC® family includes CLASSIC CREST®, CLASSIC® Laid, CLASSIC® Linen, CLASSIC COLUMNS® and CLASSIC COTTON® papers. Our branded products, which also include the ENVIRONMENT® brand and brands such as STARWHITE®, SUNDANCE® and ESSE®, have played an important role in the marketing of the product lines of the fine paper and packaging business, which are recognized as an industry leader for quality, consistency and printing applications. Our fine paper and packaging business has an exclusive licensing agreements to market and distribute Crane's CRANE'S CREST®, CRANE'S BOND®, CRANE'S LETTRA®, CRANE'S PALETTE™ and CRANE'S® Choice Papers branded fine papers and Gruppo Cordenons SpA's SO...SILK®, PLIKE® and STARDREAM® branded fine papers. In conjunction with the acquisition of the Wausau fine paper business in January 2012, we acquired the ASTROBRIGHTS®, ASTROPARCHE® and ROYAL premium writing, text and cover brands. In conjunction with the acquisition of the Southworth premium business paper business in January 2013, we acquired the SOUTHWORTH® premium business paper brand.

Backlog and Seasonality

Technical Products. In general, sales and profits for the technical products business have been relatively stronger in the first half of the year with reductions in the third quarter due to reduced customer converting schedules and in the fourth quarter due to a reduction in year-end inventory levels by our customers. The order flow for the technical products business is subject to seasonal peaks for several of its products, such as the larger volume grades of specialty tape, abrasives, premask, and label stock used primarily in the downstream finished goods manufacturing process. To assure timely shipments during these seasonal peaks, the technical products business provides certain customers with finished goods inventory on consignment. Historically, consignment sales have represented approximately 15 percent of the technical products business's annual sales. Orders are typically shipped within six to eight weeks of receipt of the order. However, the technical products business periodically experiences periods where order entry levels surge, and order backlogs can increase substantially. Raw materials are purchased and manufacturing schedules are planned based on customer forecasts, current market conditions and individual orders for custom products. The order backlog in the technical products business on December 31, 2014 was approximately $110 million and represented approximately 25 percent of prior year sales. The order backlog in the technical products business on December 31, 2013 was approximately $100 million and represented approximately 25 percent of prior year sales. We have previously filled the order backlog from December 31, 2013 and expect to fill the order backlog from December 31, 2014 within the current fiscal year.

Fine Paper and Packaging. The fine paper and packaging business has historically experienced a steady flow of orders. Orders for stock products are typically shipped within two days, while custom orders are shipped within two to three weeks of receipt. Raw material purchases and manufacturing schedules are planned based on a combination of historical trends, customer forecasts and current market conditions. The order backlogs in the fine paper and packaging business on December 31, 2014 and 2013 were $17.0 million and $22.9 million, respectively, which represent approximately 15 days of sales and 21 days of sales, respectively. The order backlogs from December 31, 2014 and 2013 were filled in the respective following years.

The operating results at each of our businesses are influenced by the timing of our annual maintenance downs, which are generally scheduled in the third quarter.

Employee and Labor Relations

As of December 31, 2014, we had 2,000 regular full-time employees of whom 830 hourly and 395 salaried employees were located in the United States and 490 hourly and 285 salaried employees were located in Germany.

Except for our Pittsfield, Massachusetts mills which are non-union, hourly employees at our U.S. paper mills are represented by the United Steelworkers Union (the "USW"). The collective bargaining agreement between the Whiting, Neenah, Munising and Appleton paper mills and the USW expire on January 31, 2018, June 30, 2018, July 14, 2018 and May 31, 2019, respectively. On pension matters our U.S. paper mills have bargained jointly with the union. The current agreement on pension matters will remain in effect until September 2019.

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

Greenhouse gas ("GHG") emissions have increasingly become the subject of political and regulatory focus. Concern over potential climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting GHG emissions. In addition to certain federal proposals in the United States to regulate GHG emissions, Germany and all the states in which we operate are currently considering GHG legislation or regulations, either individually and/or as part of regional initiatives. While not all are likely to become law it is reasonably possible that additional climate change related mandates will be forthcoming, and it is expected that they may adversely impact our costs by increasing energy costs and raw material prices, requiring operational or equipment modifications to reduce emissions and creating costs to comply with regulations or to mitigate the financial consequences of such compliance.

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

We have planned capital expenditures to comply with environmental, health and safety laws, regulations and ordinances during the period 2015 through 2017 of approximately $1 million to $2 million annually. Our anticipated capital expenditures for environmental projects are not expected to have a material effect on our financial condition, results of operations or liquidity.

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

 Risks Related to Our Business and Industry

Our business will suffer if we are unable to effectively respond to decreased demand for some of our products due to conditions in the global economy or secular pressures in some markets.

We have experienced and may experience in the future decreased demand for some of our products due to slowing or negative global economic growth, uncertainty in credit markets, declining consumer and business confidence, fluctuating commodity prices, increased unemployment and other challenges affecting the global economy. Parts of our fine paper and packaging business are subject to electronic substitution. In addition, our customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. If we are unable to implement business strategies to effectively respond to decreased demand for our products, our financial position, cash flows and results of operations would be adversely affected.

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

For example, the European sovereign debt crisis has negatively affected economic conditions in Europe and globally. We have significant operations and financial relationships based in Europe and in Germany in particular. Historically more than 40 percent of our sales have been to customers in Europe. If the European sovereign debt crisis continues or deepens, economic conditions in Europe may further deteriorate. In that case, our business in Europe and elsewhere, as well as the businesses of our customers and suppliers, may be adversely affected.

Our businesses are significantly dependent on sales to their largest customers.

Sales to the largest customer of the fine paper and packaging business represented approximately 20 percent the segment's total sales for 2014. Sales to the three largest customers of the technical products business represented approximately 20 percent of total sales for the segment in 2014. A significant loss of business from any of our major fine paper and packaging or technical products customers may have a material adverse effect on our financial condition, results of operations and liquidity. We are also subject to credit risk associated with our customer concentration. If one or more of our largest fine paper and packaging or technical products customers were to become bankrupt, insolvent or otherwise were unable to pay for services provided, we may incur significant write-offs of accounts receivable.

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

Our fine paper and packaging business acquires a substantial majority of the cotton fiber used in the production of certain branded bond paper products pursuant to annual agreements with two North American producers. The balance of our cotton fiber requirements are acquired through "spot market" purchases from a variety of other producers. We believe that a partial or total disruption in the production of cotton fibers at our two primary suppliers would increase our reliance on "spot market" purchases with a likely corresponding increase in cost.

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

We cannot be certain that our tax planning strategies will be effective and that our net operating losses ("NOLs") and research and development tax credits will continue to be available to offset our tax liability.

We are continuously undergoing examination by the Internal Revenue Service (the "IRS") as well as taxing authorities in various state and foreign jurisdictions in which we operate. The IRS and other taxing authorities routinely challenge certain deductions and credits reported on our income tax returns.

As of December 31, 2014, we had $5.2 million of U.S. Federal and $64.4 million of U.S. State tax NOLs which may be used to offset taxable income in the future. In order to utilize the NOLs, we must generate consolidated taxable income. If not used, substantially all of the NOLs will expire in various amounts between 2020 and 2030. In addition, we had $31.4 million of U.S. federal and state research and development credits ("R&D Credits") which, if not used, will expire between 2025 and 2034 for the U.S. federal R&D Credits and between 2017 and 2029 for the state R&D Credits.

In accordance with Accounting Standards Codification ("ASC") Topic 740, Income Taxes ("ASC Topic 740"), as of December 31, 2014, we have recorded a liability of $7.0 million for uncertain tax positions where we believe it is "more likely than not" that the benefit reported on our income tax return will not be realized. There can be no assurance, however, that the actual amount of unrealized deductions will not exceed the amounts we have recognized for uncertain tax positions.

We have significant obligations for pension and other postretirement benefits.

We have significant obligations for pension and other postretirement benefits which could require future funding beyond that which we have funded in the past or which we currently anticipate. At December 31, 2014, our projected pension benefit obligations were $353.3 million and exceeded the fair value of pension plan assets by $65.0 million. In 2014, we made total contributions to qualified pension trusts of $24.5 million. In addition, during 2014 we paid pension benefits for unfunded qualified and supplemental retirement plans of $2.3 million. At December 31, 2014, our projected other postretirement benefit obligations were $40.8 million. No assets have been set aside to satisfy our other postretirement benefit obligations. In 2014, we made payments for postretirement benefits other than pensions of $3.8 million. A material increase in funding requirements or benefit payments could have a material effect on our cash flows.

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

Except for our Pittsfield, Massachusetts mills which are non-union, substantially all of our hourly employees are unionized. In addition, some key customers and suppliers are also unionized. Strikes, lockouts or other work stoppages or slowdowns involving our unionized employees could have a material effect on us.

Future dividends on our common stock may be restricted or eliminated.

Dividends are declared at the discretion of our Board of Directors, and future dividends will depend on our future earnings, cash flow, financial requirements and other factors. Our ability to pay cash dividends on our common stock is limited under the terms of both our bank credit agreement and the indenture for our $175 million of eight-year senior notes due November 2021 (the "2021 Senior Notes"). As of December 31, 2014, under the most restrictive terms of the indenture for the 2021 Senior Notes, our ability to pay cash dividends on our common stock is limited to a total of $25 million in a 12-month period. There can be no assurance that we will continue to pay dividends in the future.

If we have a catastrophic loss or unforeseen or recurring operational problems at any of our facilities, we could suffer significant lost production and/or cost increases.

Our technical products and fine paper and packaging businesses may suffer catastrophic loss due to fire, flood, terrorism, mechanical failure, or other natural or man-made events. If any of our facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, delay or reduce shipments, reduce revenue, and result in significant expenses to repair or replace the facility. These expenses and losses may not be adequately covered by property or business interruption insurance. Even if covered by insurance, our inability to deliver our products to customers, even on a short-term basis, may cause us to lose market share on a more permanent basis.

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

GHG emissions have increasingly become the subject of political and regulatory focus. Concern over potential climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting GHG emissions. In addition to certain federal proposals in the United States to regulate GHG emissions, Germany and all the states in which we operate are currently considering GHG legislation or regulations, either individually and/or as part of regional initiatives. While not all are likely to become law it is reasonably possible that additional climate change related mandates will be forthcoming, and it is expected that they may adversely impact our costs by increasing energy costs and raw material prices, requiring operational or equipment modifications to reduce emissions and creating costs to comply with regulations or to mitigate the financial consequences of compliance.

Risks Relating to Our Indebtedness

We may not be able to fund our future capital requirements internally or obtain third-party financing.

We may be required or choose to obtain additional debt or equity financing to meet our future working capital requirements, as well as to fund capital expenditures and acquisitions. To the extent we must obtain financing from external sources to fund our capital requirements, we cannot guarantee financing will be available on favorable terms, if at all. As of December 31, 2014, we have required debt payments of $1.4 million during the year ending December 31, 2015.

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

If our operating performance declines in the future or we breach our covenants under our revolving credit facility, we may need to obtain waivers from the lenders under our revolving credit facility to avoid being in default. We may not be able to obtain these waivers. If this occurs, we would be in default under our revolving credit facility.

We have significant indebtedness which subjects us to restrictive covenants relating to the operation of our business.

As of December 31, 2014, we had $175 million of 2021 Senior Notes, $48.7 million in revolving credit borrowings at Neenah Germany and $10.6 million of project financing outstanding. In addition, availability under our bank credit agreement was approximately $146 million. Our leverage could have important consequences. For example, it could:

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

The terms of our indebtedness, including our bank credit agreement and the indenture governing the 2021 Senior Notes, contain covenants restricting our ability to, among other things, incur certain additional debt, make specified restricted payments, pay dividends, authorize or issue capital stock, enter into transactions with our affiliates, consolidate or merge with or acquire another business, sell certain of our assets or liquidate, dissolve or wind-up our company. As of December 31, 2014, under the most restrictive terms of our debt agreements, our ability to pay cash dividends on our common stock is limited to a total of $25 million in a 12-month period.

In addition, our bank credit agreement contains covenants with which we must comply during the term of the agreement. Among other things, such covenants restrict the our ability to incur certain debt, incur or create certain liens, make specified restricted payments, authorize or issue capital stock, enter into transactions with our affiliates, consolidate, merge with or acquire another business, sell certain of their assets, or dissolve or wind up. In addition, if the aggregate availability under our revolving credit facilities is less than the greater of (i) $25 million and (ii) 12.5% of the maximum aggregate commitments under our revolving credit facilities as then in effect, we will be subject to increased reporting obligations and controls until such time as availability is more than the greater of (a) $35 million and (b) 17.5% of the maximum aggregate commitments under our revolving credit facilities as then in effect.

If aggregate availability under our revolving credit facilities is less than the greater of (i) $20 million and (ii) 10% of the maximum aggregate commitments under our revolving credit facilities as then in effect, we are required to comply with a fixed charge coverage ratio (as defined in our bank credit agreement) of not less than 1.1 to 1.0 for the preceding four-quarter period, tested as of the end of each quarter. Such compliance, once required, would no longer be necessary once (x) aggregate availability under our revolving credit facilities exceeds the greater of (i) 17.5% of the aggregate commitment for our revolving credit facilities and (ii) $35 million for 60 consecutive days and (y) no default or event of default has occurred and is continuing during such 60-day period. As of December 31, 2014, aggregate availability under our revolving credit facilities exceeded the minimum required amount, and we are not required to comply with such fixed charge coverage ratio.

Our revolving credit facilities accrue interest at variable rates. As of December 31, 2014, we had $48.7 million of revolving credit borrowings outstanding. We may reduce our exposure to rising interest rates by entering into interest rate hedging arrangements, although those arrangements may result in us incurring higher interest expenses than we would incur without the arrangements. If interest rates increase in the absence of such arrangements, we will need to dedicate more of our cash flow from operations to make payments on our debt. For more information on our liquidity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."

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

Because the terms of our bank credit agreement and the indenture governing the 2021 Senior Notes do not fully prohibit us or our subsidiaries from incurring additional indebtedness, we and our subsidiaries may be able to incur substantial additional indebtedness in the future, some of which may be secured. If we or any of our subsidiaries incur additional indebtedness, the related risks that we and they face may intensify.

Our bank credit agreement is secured by a majority of our assets.

Our bank credit agreement is secured by a majority of our assets. Availability under our bank credit agreement will fluctuate over time depending on the value of our inventory, receivables and various capital assets. An extended work stoppage or decline in sales volumes would result in a decrease in the value of the assets securing the bank credit agreement. A reduction in availability under the bank credit agreement could have a material effect on our liquidity.

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

The ability of our subsidiaries to generate sufficient cash flow from operations to allow us to make scheduled payments on our debt, including the 2021 Senior Notes, will depend upon their future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control as well as their ability to repatriate cash to us. If our subsidiaries do not generate sufficient cash flow from operations to help us satisfy our debt obligations, including payments on the 2021 Senior Notes, or if they are unable to distribute sufficient cash flow to us, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital expenditures or seeking to raise additional capital. Refinancing may not be possible, and any assets may not be saleable, or, if sold, we may not realize sufficient amounts from those sales. Additional financing may not be available on acceptable terms, if at all, or we may be prohibited from incurring it, if available, under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations on the 2021 Senior Notes.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our principal executive offices are located in Alpharetta, Georgia, a suburb of Atlanta, Georgia, and we operate research and development laboratories in Munising, Michigan and Pittsfield, Massachusetts. We own and operate six paper mills in the United States that produce printing and writing, text, cover, durable saturated and coated substrates and other specialty papers for a variety of end uses. We own and operate three paper mills in Germany that produce transportation and other filter media, wall coverings and durable and saturated substrates.

We believe that each of these facilities is adequately maintained and is suitable for conducting our operations and business. We manage machine operating schedules at our manufacturing locations to fulfill customer orders in a timely manner and control inventory levels.

As of December 31, 2014, following are the locations of our principal facilities and operating equipment and the products produced at each location. All the facilities are owned by us, except as otherwise noted:

Location	Equipment/Resources	Products
Fine Paper and Packaging Segment
Appleton Mill Appleton, Wisconsin	Two paper machines; paper finishing equipment	Printing and writing, text, cover and other specialty papers
Converting Center Neenah, Wisconsin	Paper finishing equipment	Printing and writing, text, cover and other specialty papers
Neenah Mill Neenah, Wisconsin	Two paper machines; paper finishing equipment	Printing and writing, text, cover and other specialty papers
Whiting Mill Whiting, Wisconsin	Four paper machines; paper finishing equipment	Printing and writing, text, cover and other specialty papers
Technical Products Segment
Munising Mill Munising, Michigan	Two paper machines; two off line saturators; two off line coaters; specialty finishing equipment	Tapes, abrasives, premask, medical packaging and other durable, saturated and coated substrates
Pittsfield Mills Pittsfield, Massachusetts	Three paper machines; eight calenders; two rewinders	Reverse osmosis filtration and glass applications
Bruckmühl Mill Bruckmühl, Germany	One paper machine; two saturator/coaters; finishing equipment	Masking tape backings and abrasive backings
Lahnstein Mill Lahnstein, Germany	One paper machine; three impregnating and coating machines; two calendars; finishing equipment	Nonwoven wall coverings, printing media and durable substrates
Weidach Mill Feldkirchen-Westerham, Germany	Two paper machines; three saturators; one laminator; three meltblown machines; specialty finishing equipment	Transportation filtration and other industrial filter media

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

	Year Ended December 31,
	2014	2013	2012
Technical Products	88%	88%	88%
Fine Paper and Packaging (1)	86%	86%	85%

(1)
The Index, Tag and Vellum Bristol product lines acquired from Wausau in January 2012 are manufactured in our Fine Paper and Packaging mills and the percentage of maximum capacity utilization for the Fine Paper and Packaging segment includes such production.

As of December 31, 2014, following are the locations of our owned and leased office and laboratory space and the functions performed at each location.

Administrative Location	Office/Other Space	Function
Alpharetta, Georgia	Leased Office Space	Corporate Headquarters and Administration
Munising, Michigan	Owned Laboratory Space	Research and Development for our paper businesses
Pittsfield, Massachusetts	Owned Laboratory Space	Research and Development for the acquired technical materials business
Feldkirchen-Westerham, Germany	Owned Laboratory Space	Research and Development for our technical product businesses
Neenah and Appleton, Wisconsin	Owned Office Space	Administration
Pittsfield, Massachusetts	Owned Office Space	Administration

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Neenah common stock is listed on the New York Stock Exchange and is traded under the ticker symbol NP. Trading, as reported on the New York Stock Exchange, Inc. Composite Transactions Tape, and dividend information follows:

	Common Stock Market Price
			Dividends Declared
	High	Low
2014
Fourth quarter	$61.79	$51.33	$0.27
Third quarter	$57.31	$49.62	$0.27
Second quarter	$53.87	$47.82	$0.24
First quarter	$51.72	$40.64	$0.24
2013
Fourth quarter	$44.31	$37.50	$0.20
Third quarter	$40.38	$31.80	$0.20
Second quarter	$32.35	$27.44	$0.15
First quarter	$32.57	$27.70	$0.15

Dividends are declared at the discretion of the Board of Directors, and future dividends will depend on our future earnings, cash flow, financial requirements and other factors. Our ability to pay cash dividends on our common stock is limited under the terms of both our bank credit agreement and our 2021 Senior Notes. As of December 31, 2014, under the most restrictive terms of our debt agreements, our ability to pay cash dividends on our common stock is limited to a total of $25 million in a 12-month period. For the year ended December 31, 2014 we paid cash dividends of $1.02 per common share or $17.1 million. For the year ended December 31, 2013 we paid cash dividends of $0.70 per common share or $11.5 million. In November 2014, our Board of Directors approved an 11 percent increase in the annual dividend rate on our common stock to $1.20 per share. The dividend is scheduled to be paid in four equal quarterly installments beginning in March 2015.

As of February 13, 2015, Neenah had approximately 1,600 holders of record of its common stock. The closing price of Neenah's common stock on February 13, 2015 was $62.15.

Purchases of Equity Securities:

The following table sets forth certain information regarding purchases of our common stock during the fourth quarter of 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
October 2014	15,000	$52.17	14,800	$23,841,000
November 2014	—	—	—	$23,841,000
December 2014(a)	53,200	$60.27	—	$23,841,000

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

(b)
On May 22, 2014, our Board of Directors authorized a program that would allow for the purchase of up to $25 million of outstanding common stock through May 21, 2015.

Equity Compensation Plan Information

The following table summarizes information about outstanding options, share appreciation rights and restricted stock units and shares reserved for future issuance under our existing equity compensation plans as of December 31, 2014.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted-average exercise price of outstanding options, warrants, and rights(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	587,000	(2)(3)	$26.49	1,675,000
Equity compensation plans not approved by security holders	—		—	—

Total	587,000		$26.49	1,675,000

(1)
The weighted-average exercise price of outstanding options, warrants and rights does not take into account restricted stock units since they do not have an exercise price.

(2)
Includes (i) 374,500 shares issuable upon the exercise of outstanding options and stock appreciation rights ("SARs"), (ii) 107,200 shares issuable following the vesting and conversion of outstanding performance share unit awards, and (iii) 105,300 shares issuable upon the vesting and conversion of outstanding restricted stock units, all as of December 31, 2014.

As of December 31, 2014, we had an aggregate of 604,000 stock options and SARs outstanding. The weighted average exercise price of the stock options and SARs was $26.49 per share and the remaining contractual life of such awards was 6.3 years.

(3)
Includes 282,200 shares that would be issued upon the assumed exercise of 511,700 SARs at the $60.27 per share closing price of our common stock on December 31, 2015.

Item 6.    Selected Financial Data

The following table sets forth our selected historical financial and other data. You should read the information set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report. The statement of operations data for the years ended December 31, 2014, 2013 and 2012 and the balance sheet data as of December 31, 2014 and 2013 set forth below are derived from our audited historical consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of December 31, 2012, 2011 and 2010 and the statement of operations data for the years ended December 31, 2011 and 2010 set forth below are derived from our historical consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in millions, except per share data)
Consolidated Statement of Operations Data
Net sales	$902.7	$844.5	$808.8	$696.0	$657.7
Cost of products sold	725.5	678.9	649.7	570.6	537.7

Gross profit	177.2	165.6	159.1	125.4	120.0
Selling, general and administrative expenses	83.2	79.4	77.4	68.2	69.3
Integration/restructuring costs (a)	2.9	0.6	5.8	—	—
Pension plan settlement charge (b)	3.5	0.2	3.5	—	—
Loss on early extinguishment of debt (c)	0.2	0.5	0.6	2.4	—
Loss (gain) on closure and sale of the Ripon Mill (d)	—	—	—	—	(3.4)
Other (income) expense — net	(0.1)	1.1	1.4	(1.8)	(1.0)

Operating income	87.5	83.8	70.4	56.6	55.1
Interest expense — net	11.1	11.0	13.4	15.3	20.3

Income from continuing operations before income taxes	76.4	72.8	57.0	41.3	34.8
Provision for income taxes	7.7	23.4	17.1	12.0	9.8

Income from continuing operations	68.7	49.4	39.9	29.3	25.0
Income (loss) from discontinued operations, net of taxes (f)	—	2.6	4.4	(0.2)	134.1

Net income	$68.7	$52.0	$44.3	$29.1	$159.1

Earnings from continuing operations per basic share	$4.09	$3.02	$2.46	$1.91	$1.69

Earnings from continuing operations per diluted share	$4.03	$2.96	$2.41	$1.82	$1.61

Cash dividends per common share	$1.02	$0.70	$0.48	$0.44	$0.40

Other Financial Data
Net cash flow provided by (used for):
Operating activities	$94.5	$83.5	$40.1	$57.2	$54.5
Capital expenditures	(27.9)	(28.7)	(25.1)	(23.1)	(17.4)
Other investing activities (f(3)) (g)	(77.0)	(4.6)	(7.2)	(5.8)	83.9
Financing activities (c)	10.2	15.0	(13.0)	(63.8)	(78.3)
Ratio of earnings to fixed charges (e)	6.9x	6.7x	4.8x	3.5x	2.6x

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in millions)
Consolidated Balance Sheet Data
Cash and cash equivalents	$72.6	$73.4	$7.8	$19.8	$48.3
Working capital, less cash and cash equivalents	135.8	128.4	138.9	70.2	81.6
Total assets	730.6	675.9	610.7	565.1	606.7
Long-term debt (c)	232.9	190.5	177.6	164.5	231.3
Total liabilities	441.9	408.4	412.9	398.4	447.5
Total stockholders' equity	288.7	267.5	197.8	166.7	159.2

(a)
For the year ended December 31, 2014, we incurred $1.0 million of integration costs related to the acquisition of the technical materials business and $1.9 million of restructuring costs. For the year ended December 31, 2013, we incurred $0.4 million of integration costs related to the acquisition of the Southworth brands and $0.2 million of restructuring costs. For the year ended December 31, 2012, we incurred $5.8 million integration costs related to the acquisition of the Wausau brands.

(b)
For the years ended December 31, 2014, 2013 and 2012, benefit payments under certain pension plans exceeded the sum of expected service cost and interest costs for the plan for the respective calendar years. In accordance with ASC Topic 715, Compensation — Retirement Benefits ("ASC Topic 715"), we measured the liabilities of the post-retirement benefit plans and recognized settlement losses of $3.5 million, $0.2 million and $3.5 million, respectively.

(c)
For the year ended December 31, 2014, we amended and restated our existing bank credit facility and recognized a pre-tax loss of $0.2 million for the write-off of unamortized debt issuance costs. For the year ended December 31, 2013, we redeemed $90 million of 2014 Senior Notes and repaid all outstanding term loan borrowings ($29.3 million). In connection with the early extinguishment of debt we recognized a pre-tax loss of $0.5 million for the write-off of unamortized debt issuance costs. For the year ended December 31, 2012, we completed an early redemption of $68 million in aggregate principal amount of the 2014 Senior Notes. In connection with the early redemption we recognized a pre-tax loss of $0.6 million, including a call premium and the write-off of unamortized debt issuance costs. For the year ended December 31, 2011, we completed an early redemption of $65 million in aggregate principal amount of the 2014 Senior Notes. In connection with the early redemption we recognized a pre-tax loss of $2.4 million, including a call premium and the write-off of unamortized debt issuance costs.

(d)
In May 2009, we permanently closed the Ripon Mill. In October 2011, we sold the remaining assets of the Ripon Mill to Diamond Pet Food Processors of Ripon, LLC for gross proceeds of $9 million. We recognized a pre-tax gain on the sale of $3.4 million in the fourth quarter of 2011.

(e)
For purposes of determining the ratio of earnings to fixed charges, earnings consist of income before income taxes (less interest) plus fixed charges. Fixed charges consist of interest expense, including amortization of debt issuance costs, and the estimated interest portion of rental expense.

(f)
The following table presents the results of discontinued operations:

	Year Ended December 31,
	2014	2013(1)	2012(2)	2011(3)	2010
	(Dollars in millions)
Discontinued operations: (4)
Income (loss) from operations	$—	$4.2	$(0.1)	$(0.3)	$1.0

Gain on disposal of the Woodlands	—	—	—	—	74.1
Reclassification of cumulative translation adjustments related to investments in Canada	—	—	—	—	87.9

Gain (loss) on disposal	—	—	—	—	162.0

Income (loss) before income taxes	—	4.2	(0.1)	(0.3)	163.0
Provision (benefit) for income taxes	—	1.6	(4.5)	(0.1)	28.9

Income (loss) from discontinued operations, net of taxes	$—	$2.6	$4.4	$(0.2)	$134.1

  (1)
  During the first quarter of 2013, we received a refund of excess pension contributions from the terminated Terrace Bay pension plan. As a result, we recorded income before income taxes from discontinued operations of $4.2 million and a related provision for income taxes of $1.6 million.

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

  (4)
  For the years ended December 31, 2014, 2013, 2012, 2011 and 2010, the results of operations of the Pictou Mill and the Woodlands and the loss on disposal of the Pictou Mill are reported as discontinued operations in the Consolidated Statement of Operations Data.

(g)
In July 2014, we purchased all of the outstanding equity of Crane for approximately $72 million.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the years ended December 31, 2014, 2013 and 2012. Also discussed is our financial position as of the end of those years. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See "Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

  •
  Adoption of New Accounting Pronouncements; and

  •
  Critical Accounting Policies and Use of Estimates.

Overview of Business

We are a leading producer of technical products and premium fine papers and packaging. We have two primary operations: our technical products business and our fine paper and packaging business (formerly known as the fine paper business). On January 1, 2015, we changed the name of our fine paper business to fine paper and packaging. The name change better reflects the increasing importance, and plans for continued growth, of our premium packaging products.

Our mission is to create value by improving the image and performance of everything we touch. We expect to create value by growing in specialized niche markets that value performance or image and where we have competitive advantages. In managing our businesses, we believe that achieving and maintaining a leadership position in our markets, responding effectively to customer needs and competitive challenges, employing capital optimally, controlling costs and managing risks are important to long-term success. Changes in input costs and general economic conditions also impact our results. In this discussion and analysis, we will refer to these factors.

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

  •
  Economic Conditions and Input Costs — The markets for all of our products are affected to a significant degree by economic conditions, including rapid changes in input costs, particularly for pulp, latex and natural gas that may not be recovered immediately through pricing or other actions. Our results are also affected by fluctuations in exchange rates, particularly for the Euro.

Business Segments

Our technical products business is a leading international producer of transportation, water and other filter media and durable, saturated and coated substrates for a variety of end markets. We focus on categories where we believe we are, or can be, a market leader, which include, among others, the transportation, water and other filtration media, specialty tape, abrasive, label and other technical products markets. Our technical products manufacturing facilities are located near Munich and Frankfurt, Germany, in Munising, Michigan and Pittsfield, Massachusetts.

We believe our fine paper and packaging business is the leading supplier of premium printing, packaging and other high end specialty papers in North America. Our products include some of the most recognized and preferred papers in North America, where we enjoy leading market positions in many of our product categories. We sell our products primarily to authorized paper distributors, as well as through converters, major national retailers and specialty businesses. We believe that our fine paper and packaging manufacturing facilities located in Appleton, Neenah and Whiting, Wisconsin are among the most efficient for their markets and make us one of the lowest cost producers in the product categories in which we compete.

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

Executive Summary

During 2014, global economic conditions generally showed improvement from the prior year. The improvement was more pronounced in the U.S., while demand remained subdued in regions such as Western Europe and slowed in certain emerging markets.

In our Technical Products businesses, sales volumes for many product categories are sensitive to changes in gross domestic product in the countries in which we compete. Approximately half of the sales for our Technical Products business are in Europe. In our Fine Paper and Packaging business, which is mostly in North America, demand for these premium products is also sensitive to economic conditions, as well as pressures in some parts of the business from the use of electronic media for communication. In both of our segments, our objective is to outperform the markets through expansion into adjacent products and new geographies, through share gains and through acquisitions. In 2014, results in our Technical Products business benefitted from the purchase of the technical materials business from Crane in July, 2014.

Additional external factors impacting results in 2014 were higher input costs for fiber and energy, and especially natural gas prices in North America during the first quarter due to an unusually severe winter. Over time, we target changes in selling prices and operation efficiencies to offset impacts from higher input costs.

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

For the year ended December 31, 2014, consolidated net sales increased $58.2 million from the prior year to $902.7 million primarily due to incremental technical products volume related to the acquisition of the technical materials business, higher average net prices for our heritage businesses and growth in technical products volume. Excluding incremental sales from the acquired technical materials business, consolidated net sales increased $34.1 million or four percent from the prior year.

Consolidated operating income of $87.5 million for the year ended December 31, 2014 increased $3.7 million from the prior year. The favorable comparison to the prior year was primarily due to higher net price for both businesses, increased sales volumes for our technical products business and fine paper manufacturing efficiencies. These favorable variances were partially offset by $4.7 million of higher manufacturing input costs for our fine paper business which included more than $3 million for natural gas in the first quarter of 2014 due to the unusually cold winter in the United States. Excluding aggregate charges of $6.6 million in 2014 for integration and restructuring costs, costs related to the early extinguishment of debt and a pension plan settlement charge and aggregate charges of $1.3 million in 2013 for acquisition-related integration costs, costs related to the early extinguishment of debt and a pension plan settlement charge, operating income for the year ended December 31, 2014 increased $9.0 million from the prior year.

Cash provided by operating activities of $94.5 million for year ended December 31, 2014 was $11.0 million favorable to cash provided by operating activities of $83.5 million in the prior year primarily due to higher operating income and an $8.8 million decrease in our investment in working capital for the current year compared to an increase in our investment in working capital of $6.6 million in the prior year. These favorable variances were partially offset by increased contributions and benefit payments for post-retirement benefit obligations.

In December 2014, we amended and restated our existing credit facility by entering into a Third Amended and Restated Credit Agreement (the "Third Amended Credit Agreement"). The Third Amended Credit Agreement, among other things: (1) increases the maximum principal amount of our existing U.S. credit facility to $125 million (the "U.S. Revolving Credit Facility"); (2) establishes a secured, multicurrency, revolving credit facility for Neenah Germany in the maximum principal amount of $75 million (the "German Revolving Credit Facility," and together with the U.S. Revolving Credit Facility, the "Global Revolving Credit Facilities"); (3) causes Neenah and the other domestic borrowers to guarantee, among other things, the obligations under the German Revolving Credit Facility; (4) provides for the Global Revolving Credit Facilities to mature on December 18, 2019; and (5) provides for an accordion feature permitting one or more increases in the Global Revolving Credit Facilities in an aggregate principal amount not exceeding $50 million, such that the aggregate commitments under the Global Revolving Credit Facilities do not exceed $250 million.

Analysis of Net Sales — Years Ended December 31, 2014, 2013 and 2012

The following table presents net sales by segment and net sales expressed as a percentage of total net sales:

	Year Ended December 31,
Net sales	2014	2014	2013	2013	2012	2012
Technical Products	$466.6	52%	$416.1	49%	$406.6	50%
Fine Paper and Packaging	409.0	45%	401.8	48%	372.7	46%
Other	27.1	3%	26.6	3%	29.5	—

Consolidated	$902.7	100%	$844.5	100%	$808.8	100%

Commentary:

Year 2014 versus 2013

			Change in Net Sales Compared to the Prior Year
	For the Year Ended December 31,			Change Due To
			Total Change		Average Net Price
	2014	2013		Volume		Currency
Technical Products	$466.6	$416.1	$50.5	$43.0	$6.1	$1.4
Fine Paper and Packaging	409.0	401.8	7.2	2.8	4.4	—
Other	27.1	26.6	0.5	(0.2)	0.7	—

Consolidated	$902.7	$844.5	$58.2	$45.6	$11.2	$1.4

Consolidated net sales for the year ended December 31, 2014 were $58.2 million or seven percent higher than the prior year due to incremental technical products volume related to the acquired technical materials business, increased volume for both businesses and higher average selling prices.

•
Net sales in our technical products business increased $50.5 million, or 12 percent, due to increased volume and higher average selling prices. Excluding incremental sales from the acquisition, technical product sales increased $26.4 million or six percent due to a five percent increase in shipments as volume increased for all product categories led by backings, transportation filtration and specialty products. Average selling prices increased approximately 1.5 percent from the prior year due to a more favorable product mix and higher selling prices.

•
Net sales in our fine paper and packaging business increased $7.2 million or two percent from the prior year due to higher average net prices and increased volume. Average net price improved from the prior year due to a more favorable product mix and a one percent increase in average selling prices. Sales volumes increased approximately one percent from the prior year period primarily due to growth in shipments of core premium products, luxury packaging and labels, and incremental sales of approximately $1.5 million in the first quarter of 2014 from the acquisition of the Southworth brands (acquired on January 31, 2013).

Year 2013 versus 2012

			Change in Net Sales Compared to the Prior Year
	For the Year Ended December 31,			Change Due To
			Total Change		Average Net Price
	2013	2012		Volume		Currency
Technical Products	$416.1	$406.6	$9.5	$5.1	$(4.2)	$8.6
Fine Paper and Packaging	401.8	372.7	29.1	16.7	12.4	—
Other	26.6	29.5	(2.9)	(2.9)	—	—

Consolidated	$844.5	$808.8	$35.7	$18.9	$8.2	$8.6

Consolidated net sales for the year ended December 31, 2013 were $35.7 million higher than the prior year primarily due to incremental volume growth in both segments, a more favorable product mix for our fine paper and packaging business and favorable currency exchange rate effects.

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

•
Net sales in our fine paper and packaging business increased $29.1 million or eight percent from the prior year due to increased volume and a more favorable product mix. Sales volumes increased approximately four percent due to incremental volume from the acquisitions of the Southworth and Wausau brands and double-digit growth in luxury packaging shipments, partially offset by lower shipments of both lower priced non-branded products and certain branded products. Average net price improved from the prior year due to a more favorable product mix that included a greater proportion of higher priced products and modestly higher average selling prices.

Analysis of Operating Income — Years Ended December 31, 2014, 2013 and 2012

The following table sets forth line items from our consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Year Ended December 31,
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of products sold	80.4	80.4	80.3

Gross profit	19.6	19.6	19.7
Selling, general and administrative expenses	9.2	9.4	9.6
One-time adjustments	0.7	0.2	1.2
Other (income) expense — net	—	0.1	0.2

Operating income	9.7	9.9	8.7
Interest expense-net	1.2	1.3	1.7

Income from continuing operations before income taxes	8.5	8.6	7.0
Provision for income taxes	1.2	2.8	2.1

Income from continuing operations	7.3%	5.8%	4.9%

The following table sets forth our operating income by segment for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Operating income
Technical Products	$46.9	$38.6	$37.6
Fine Paper and Packaging	61.2	59.8	50.0
Other	(0.4)	1.2	2.4
Unallocated corporate costs	(20.2)	(15.8)	(19.6)

Operating Income as Reported	87.5	83.8	70.4

Adjustments for One-time Items
Fine Paper and Packaging
Acquisition integration costs	—	0.4	5.8

Technical Products
Integration/Restructuring costs	2.2	0.2	—

Unallocated corporate costs
Post-retirement benefit plan settlement charge	3.5	0.2	3.5
Restructuring costs	0.7	—	—
Loss on early extinguishment of debt	0.2	0.5	0.6

Total	4.4	0.7	4.1

Total One-time Adjustments	6.6	1.3	9.9

Operating Income as Adjusted	$94.1	$85.1	$80.3

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

Commentary:

Year 2014 versus 2013

			Change in Operating Income (Loss) Compared to the Prior Year
	For the Year Ended December 31,			Change Due To
			Total Change			Material Costs(b)
	2014	2013		Volume	Net Price(a)		Currency	Other
Technical Products(c)	$46.9	$38.6	$8.3	$7.0	$5.8	$0.3	$0.5	$(5.3)
Fine Paper and Packaging(d)	61.2	59.8	1.4	0.7	4.7	(7.0)	—	3.0
Other	(0.4)	1.2	(1.6)	—	0.7	—	—	(2.3)
Unallocated corporate costs(e)	(20.2)	(15.8)	(4.4)	—	—	—	—	(4.4)

Consolidated	$87.5	$83.8	$3.7	$7.7	$11.2	$(6.7)	$0.5	$(9.0)

(a)
Includes price changes, net of changes in product mix.

(b)
Includes price changes for raw materials and energy.

(c)
For the year ended December 31, 2014, Technical Products results include $1.0 million of integration costs related to the acquired technical materials business and $1.2 million of restructuring costs. For the year ended December 31, 2013, Technical Products results include $0.2 million of restructuring costs.

(d)
For the year ended December 31, 2013, Fine Paper and Packaging results include $0.4 million of integration costs related to the Southworth acquisition.

(e)
For the year ended December 31, 2014 unallocated corporate costs include a pension plan settlement charge of $3.5 million, $0.2 million of costs related to the amendment and restatement of our bank credit agreement and $0.7 million of restructuring costs. For the year ended December 31, 2013 unallocated corporate costs include $0.5 million of costs related to the early redemption of 2014 Senior Notes and a $0.2 million pension plan settlement charge.

Consolidated operating income of $87.5 million for the year ended December 31, 2014 increased $3.7 million from the prior year. Excluding aggregate charges of $6.6 million in 2014 for integration and restructuring costs, costs related to the early extinguishment of debt and a pension plan settlement charge and aggregate charges of $1.3 million in 2013 for acquisition-related integration costs, costs related to the early extinguishment of debt and a pension plan settlement charge, operating income for the year ended December 31, 2014 increased $9.0 million from the prior year. The improvement in operating income was primarily due to higher net price for both businesses and incremental technical products volume, including volume related to the acquired technical materials business, partially offset by higher manufacturing input costs in our fine paper and packaging business.

•
Operating income for our technical products business increased $8.3 million or 22 percent from the prior year. The improvement in operating income was primarily due to a more favorable product mix, growth in shipments for all product categories and incremental volume related to the acquired technical materials business. The more favorable product mix was primarily due to growth in higher value filtration and specialty shipments. In 2014, other manufacturing costs increased versus the prior year due to additional costs related to annual maintenance downs at our German facilities, including an extended down at our filtration plant to increase the capabilities and capacity of one of the machines. Results for the years ended December 31, 2014 and 2013 include $2.2 million and $0.2 million for integration/restructuring costs, respectively.

•
Operating income for our fine paper and packaging business increased $1.4 million or two percent from the prior year primarily due to higher average net selling prices, manufacturing operating efficiencies and increased shipment volume. These favorable variances were partially offset by $7.0 million in higher manufacturing input costs, including more than $3.0 million for natural gas in the first quarter of 2014. Results for the ended December 31, 2013 include $0.4 million for acquisition related integration costs.

•
Unallocated corporate costs for the year ended December 31, 2014 were $20.0 million, or $4.4 million unfavorable to the prior year. Excluding aggregate charges of $4.4 million in 2014 for a pension plan settlement charge, restructuring costs and costs related to the early extinguishment of debt and aggregate charges of $0.7 million in 2013 for costs related to the early extinguishment of debt and a pension plan settlement charge, unallocated corporate expenses were $0.7 million unfavorable to the prior year.

Year 2013 versus 2012

			Change in Operating Income (Loss) Compared to the Prior Year
	For the Year Ended December 31,			Change Due To
			Total Change			Material Costs(b)
	2013	2012		Volume	Net Price(a)		Currency	Other(c)
Technical Products	$38.6	$37.6	$1.0	$2.4	$(1.8)	$0.4	$0.6	$(0.6)
Fine Paper and Packaging(d)	59.8	50.0	9.8	9.2	7.0	(3.6)	(0.1)	(2.7)
Other	1.2	2.4	(1.2)	(1.5)	—	—	—	0.3
Unallocated corporate costs(d)	(15.8)	(19.6)	3.8	—	—	—	—	3.8

Consolidated	$83.8	$70.4	$13.4	$10.1	$5.2	$(3.2)	$0.5	$0.8

(a)
Includes price changes, net of changes in product mix.

(b)
Includes price changes for raw materials and energy.

(c)
For the year ended December 31, 2013, Fine Paper and Packaging results include $0.4 million of integration costs related to the Southworth acquisition. For the year ended December 31, 2012, Fine Paper and Packaging results include $5.8 million of integration costs related to the Wausau acquisition and non-cash charges for the revaluation of inventory and profit in inventory.

(d)
For the year ended December 31, 2013 unallocated corporate costs include $0.5 million of costs related to the early redemption of 2014 Senior Notes and a $0.2 million pension plan settlement charge. For the year ended December 31, 2012 unallocated corporate costs include a $3.5 million pension plan settlement charge and $0.6 million of costs related to the early redemption of our 2014 Senior Notes.

Consolidated operating income of $83.8 million for the year ended December 31, 2013 increased $13.4 million from the prior year. Excluding aggregate charges of $1.3 million in 2013 for integration and restructuring costs, costs related to the early extinguishment of debt and a pension plan settlement charge and aggregate charges of $9.9 million in 2012 for acquisition-related integration costs, costs related to the early extinguishment of debt and a pension plan settlement charge, operating income for the year ended December 31, 2013 increased $4.8 million from the prior year. The improvement in operating income was primarily due to incremental volume related to the Southworth and Wausau acquisitions and a more favorable product mix for both businesses partially offset by higher operating costs in our fine paper and packaging business to support the acquired brands and lower average selling prices for our technical products business.

•
Operating income for our technical products business increased $1.0 million or three percent from the prior year. The improvement in operating income resulted from a more favorable product mix and increased volume, partially offset by lower average selling prices. The more favorable product mix was primarily due to growth in higher value filtration and specialty tape shipments.

•
Operating income for our fine paper and packaging business increased $9.8 million or 20 percent from the prior year. Excluding acquisition related integration costs of $0.4 million in 2013 and $5.8 million in 2012, operating income increased $4.4 million or eight percent primarily due to incremental volume related to the Southworth and Wausau acquisitions and a more favorable product mix, partially offset by higher manufacturing inputs costs and increased distribution costs, and selling and administrative spending in support of the acquired brands.

•
Unallocated corporate costs for the year ended December 31, 2013 were $15.8 million, or $3.8 million favorable to the prior year. Excluding a pension plan settlement charge and costs related to the early redemption of 2014 Senior Notes in 2013 and 2012, unallocated corporate expenses were $0.4 million favorable to the prior year.

Additional Statement of Operations Commentary:

•
SG&A expense of $83.2 million for the year ended December 31, 2014 was $3.8 million higher than the prior year primarily due to incremental selling and administrative costs related to the acquired technical materials business and increased employee compensation costs. SG&A expense as a percentage of net sales for the year ended December 31, 2014, was approximately 9.2 percent and was 0.2 percentage points lower than the prior year as the increase in net sales in the current year more than offset higher SG&A expenses.

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

•
For the years ended December 31, 2014, 2013 and 2012, we incurred $11.4 million, $11.2 million and $13.5 million of interest expense, respectively. For the year ended December 31, 2013, the decrease in interest expense from the prior year was primarily due to lower weighted average interest rates due to the early redemption of our 2014 Senior Notes.

•
In general, our effective tax rate differs from the U.S. statutory tax rate of 35 percent primarily due to the benefits of our foreign financing structure and the proportion of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate. For the years ended December 31, 2014 and 2013, our effective income tax rate related to continuing operations was 10 percent and 32 percent, respectively. The decrease in our effective tax rate for the year ended December 31, 2014 from the prior year was primarily due to the recognition of R&D Credits related to activities for the years 2005 through 2014 and a change in methodology. Excluding the benefit of R&D Credits related to prior year activities, our effective income tax rate would be approximately 33 percent. For the year ended December 31, 2012, our effective income tax rate related to continuing operations was approximately 30 percent. For a reconciliation of effective tax rate to the U.S. federal statutory tax rate, see Note 5 of Notes to Consolidated Financial Statements, "Income Taxes."

Liquidity and Capital Resources

	Year Ended December 31,
	2014	2013	2012
Net cash flow provided by (used in):
Operating activities	$94.5	$83.5	$40.1
Investing activities:
Capital expenditures	$(27.9)	$(28.7)	$(25.1)
Purchase of Crane Technical Materials	(72.4)	—	—
Purchase of brands	—	(5.2)	(14.1)
Purchase of equity investment	(2.9)	—	—
Other investing activities	(1.7)	0.6	6.9

Total	$(104.9)	$(33.3)	$(32.3)

Financing activities	$10.2	$15.0	$(13.0)
Net increase (decrease) in cash and cash equivalents (a)	$(0.8)	$65.6	$(5.0)

(a)
Includes the effect of exchange rate changes on cash and cash equivalents.

Operating Cash Flow Commentary

•
Cash provided by operating activities of $94.5 million for the year ended December 31, 2014 was $11.0 million favorable to cash provided by operating activities of $83.5 million in the prior year. The favorable comparison was primarily due to higher operating income and an $9.0 million decrease in our investment in working capital for the year ended December 31, 2014 compared to an increase in our investment in working capital of $6.6 million in the prior year. These favorable variances were partially offset by increased contributions and benefit payments for post-retirement benefit obligations.

•
Cash provided by operating activities of $83.5 million for the year ended December 31, 2013 was $43.4 million favorable to cash provided by operating activities of $40.1 million in the prior year. The favorable comparison was primarily due to a $14.3 million year-over-year reduction in our working capital requirements, a $13.4 million improvement in income from operations and lower spending for acquisitions in 2013 ($4.8 million).

Investing Commentary:

•
For the years ended December 31, 2014 and 2013, cash used by investing activities was $104.9 million and $33.3 million, respectively. For the year ended December 31, 2014, cash used by investing activities includes $72.4 million for the purchase of the Crane Technical Materials business and $2.9 million for the acquisition of a non-controlling equity investment in a joint venture in India. Cash used by investing activities for the year ended December 31, 2013 includes a payment of $5.2 million to acquire the Southworth brands. Cash used by investing activities for the year ended December 31, 2012 includes a payment of $14.1 million to acquire the Wausau brands offset by a $7.0 million reduction in restricted cash used to pay post-retirement benefits.

•
Capital expenditures for the year ended December 31, 2014 were $27.9 million compared to spending of $28.7 million in the prior year. In general, we expect aggregate annual capital expenditures of approximately 3 to 5 percent of net sales. For 2015, we expect annual capital expenditures at the higher end of that range or approximately $45 million due to incremental investment in filtration assets in the U.S. We believe that the level of our capital spending can be more than adequately funded from cash provided from operating activities and allows us to maintain the efficiency and cost effectiveness of our assets and also invest in expanded manufacturing capabilities to successfully pursue strategic initiatives and deliver attractive returns.

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

•
For the year ended December 31, 2014, cash provided by financing activities was $10.2 million compared to cash provided by financing activities of $15.0 million for the year ended December 31, 2013. For the year ended December 31, 2014, cash provided by financing activities was $15.0 million compared to cash used in financing activities of $13.0 million for the year ended December 31, 2013. Cash flows from financing activities for the year ended December 31, 2013, included proceeds of $175 million from the issuance of the 2021 Senior Notes. For the years ended December 31, 2013 and 2012, cash flows from financing activities included outflows of $90 million and $68 million, respectively for the early redemption of the 2014 Senior Notes.

Secured Bank Credit Facility

In December 2014, we entered into the Third Amended Credit Agreement. The Third Amended Credit Agreement, among other things: (1) increases the maximum principal amount of our existing credit facility for the U.S. Revolving Credit Facility to $125 million; (2) establishes the German Revolving Credit Facility in the maximum principal amount of $75 million; (3) causes Neenah and the other domestic borrowers to guarantee, among other things, the obligations arising under the German Revolving Credit Facility; (4) provides for the Global Revolving Credit Facilities to mature on December 18, 2019; and (5) provides for an accordion feature permitting one or more increases in the Global Revolving Credit Facilities in an aggregate principal amount not exceeding $50 million, such that the aggregate commitments under the Global Revolving Credit Facilities do not exceed $250 million. In addition, domestic borrowers may request letters of credit under the U.S. Revolving Credit Facility in an aggregate face amount not to exceed $20 million outstanding at any time, and German borrowers may request letters of credit under the German Revolving Credit Facility in an aggregate face amount not to exceed $2 million outstanding at any time. See Note 6 of Notes to Consolidated Financial Statements, "Debt."

Unsecured Senior Notes

In May 2013, we issued $175 million of 2021 Senior Notes. Proceeds from this offering were used to retire the remaining principal amount of 2014 Senior Notes, to repay approximately $56 million in outstanding revolver borrowings under our bank credit agreement and for general corporate purposes.

In May 2013, we completed an early redemption of $20 million of our 2014 Senior Notes. The 2014 Senior Notes were redeemed at par value plus accrued interest. The early redemption was financed with revolver borrowings under our bank credit agreement and resulted in a pre-tax loss of $0.1 million due to the write-off of related unamortized debt issuance costs.

In June 2013, we used a portion of the proceeds from the issuance of the 2021 Senior Notes to retire the remaining $70 million in outstanding 2014 Senior Notes. The 2014 Senior Notes were redeemed at par value plus accrued interest. The retirement of the 2014 Senior Notes resulted in a pre-tax loss of $0.3 million due to the write-off of related unamortized debt issuance costs. As of December 31, 2014 there were no 2014 Senior Notes outstanding. See Note 6 of Notes to Consolidated Financial Statements, "Debt."

Other Debt

In June 2014, we repaid the remaining €3.7 million ($5.2 million) in outstanding project financing borrowings under the German Loan Agreement.

In January 2013, Neenah Germany entered into the Second German Loan Agreement to finance the construction of a melt blown machine. The agreement provides for €9.0 million of construction financing which is secured by the melt blown machine. The loan matures in September 2022 and principal is repaid in equal quarterly installments beginning in December 2014. At December 31, 2014, €8.7 million ($10.6 million, based on exchange rates at December 31, 2014) was outstanding under the Second German Loan Agreement.

•
Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of December 31, 2014, we had $48.7 million outstanding under our

    Revolver and $145.8 million of available credit (based on exchange rates at December 31, 2014). During the fourth quarter, the proceeds from Revolver borrowings in Germany were used to fund the repatriation of cash to the U.S.

•
We have required debt payments through December 31, 2015 of $1.4 million on the Second German Loan Agreement.

•
For the year ended December 31, 2014, cash and cash equivalents decreased $0.8 million to $72.6 million at December 31, 2014 from $73.4 million at December 31, 2013. Total debt increased $22.4 million to $234.3 million at December 31, 2014 from $211.9 million at December 31, 2013. Net debt (total debt minus cash and cash equivalents) increased by $23.2 million primarily due to the acquisition of the Crane Technical Materials business for $72.4 million partially offset by cash flow from operations.

•
As of December 31, 2014, our cash balance consists of $66.0 million in the U.S. and $6.6 million held at entities outside of the U.S. We are not aware of any restrictions regarding the repatriation of our non-U.S. cash. Although we plan to use this cash at our non-U.S. entities, if we repatriated these cash balances to the U.S., we could incur significant tax expense.

Transactions with shareholders

•
For the years ended December 31, 2014 and 2013, we paid cash dividends of $1.02 per common share or $17.1 million and $0.70 per common share or $11.4 million, respectively.

  In November 2014, our Board of Directors approved an eleven percent increase in the annual dividend rate on our common stock to $1.20 per share. The dividend is scheduled to be paid in four equal quarterly installments beginning in March 2015. As of December 31, 2014, under the most restrictive terms of our debt agreements, our ability to pay cash dividends on our common stock is limited to a total of $25 million in a 12-month period.

•
In May 2014, our Board of Directors authorized the 2014 Stock Purchase Plan. The 2014 Stock Purchase Plan allows us to repurchase up to $25 million of our outstanding Common Stock through May 2015. Purchases under the 2014 Stock Purchase Program will be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. The 2014 Stock Purchase Program does not require us to purchase any specific number of shares and may be suspended or discontinued at any time. For the year ended December 31, 2014, we acquired approximately 22,500 shares of common stock at a cost of $1.1 million pursuant to the 2014 Stock Purchase Program.

  For the years ended December 31, 2014 and 2013, we acquired approximately 56,400 and 111,000 shares of Common Stock, respectively, at a cost of $3.4 million and $4.6 million, respectively, for shares surrendered by employees to pay taxes due on vested restricted stock awards and stock appreciation rights exercised. In addition, we received $3.6 million and $3.7 million in proceeds from the exercise of employee stock options for the years ended December 31, 2014 and 2013, respectively. For the years ended December 31, 2014 and 2013, we recognized excess tax benefits of $5.6 million and $2.6 million, respectively, related to the vesting or exercise of stock-based awards.

Other Items:

•
As of December 31, 2014, we had $5.2 million and $64.4 million of U.S. federal and state NOLs, respectively. If not used, substantially all of the NOLs will expire in various amounts between 2020 and 2030. In addition, we had $31.4 million of U.S. federal and state R&D Credits which, if not used, will expire between 2025 and 2034 for the U.S. federal R&D Credits and between 2017 and 2029 for the state R&D Credits. We expect that we will fully utilize our U.S. federal NOLs and be required to pay U.S. federal income taxes in 2015.

•
For the year ended December 31, 2014, we recognized net actuarial losses of approximately $23 million related to our post-retirement benefit plans. The losses were primarily due to the use of a lower discount rate and a decrease in the mortality assumption used to value our post-retirement benefit plan liabilities. These losses were partially offset by an actuarial gain as a result of better than expected asset returns.

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

Contractual Obligations

The following table presents the total contractual obligations for which cash flows are fixed or determinable as of December 31, 2014:

(In millions)	2015	2016	2017	2018	2019	Beyond 2019	Total
Long-term debt payments	$1.4	$1.4	$1.4	$1.4	$50.0	$178.7	$234.3
Interest payments on long-term debt (a)	10.3	10.3	10.2	10.2	10.1	18.5	69.6
Open purchase orders (b)	81.9	—	—	—	—	—	81.9
Other post-employment benefit obligations (c)	3.6	3.2	3.6	3.9	4.1	19.2	37.6
Contributions to pension trusts	12.3	—	—	—	—	—	12.3
Minimum purchase commitments (d)	7.4	1.1	1.1	1.2	—	—	10.8
Operating leases	1.5	1.2	0.7	0.2	—	—	3.6

Total contractual obligations	$118.4	$17.2	$17.0	$16.9	$64.2	$216.4	$450.1

(a)
Interest payments on long-term debt includes interest on variable rate debt at December 31, 2014 weighted average interest rates.

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

(d)
The minimum purchase commitments in 2015 are primarily for coal contracts. Although we are primarily liable for payments on the above operating leases and minimum purchase commitments, based on historic operating performance and forecasted future cash flows, we believe our exposure to losses, if any, under these arrangements is not material.

Adoption of New Accounting Pronouncements

None.

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

Inventories

We value U.S. inventories at the lower of cost, using the Last-In, First-Out ("LIFO") method for financial reporting purposes, or market. German inventories are valued at the lower of cost, using a weighted-average cost method, or market. The First-In, First-Out value of U.S. inventories valued on the LIFO method was $95.7 million and $86.6 million at December 31, 2014 and 2013, respectively and exceeded such LIFO value by $14.0 million and $13.9 million, respectively. Cost includes labor, materials and production overhead.

Income Taxes

As of December 31, 2014, we have recorded aggregate deferred income tax assets of $45.7 million related to temporary differences, net operating losses and research and development and other tax credits. As of December 31, 2013, our aggregate deferred income tax assets were $36.1 million. No valuation allowance was provided at either date. In determining the need for a valuation allowance, we consider many factors, including specific taxing jurisdictions, sources of taxable income, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance would be recognized if, based on the weight of available evidence, we conclude that it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

As of December 31, 2014 and 2013, our liability for uncertain income taxes positions was $7.0 million and $4.3 million, respectively. In evaluating and estimating tax positions and tax benefits, we consider many factors which may result in periodic adjustments and which may not accurately anticipate actual outcomes.

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

Consolidated pension expense for defined benefit pension plans was $11.8 million, $7.9 million and $11.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense was 6.50 percent, 7.00 percent and 7.25 percent for the years ended December 31, 2014, 2013 and 2012, respectively. The expected long-term rate of return on pension fund assets held by our pension trusts was determined based on several factors, including input from pension investment consultants and projected long-term returns of broad equity and bond indices. We also considered the plans' historical 10-year and 15-year compounded annual returns. We anticipate that, on average, actively managed U.S. pension plan assets will generate annual long-term rates of return of approximately 6.50 percent. Our expected long-term rate of return on the assets in the plans is based on an asset allocation assumption of about 35 percent with equity managers, with expected long-term rates of return of approximately 8 to10 percent, and 65 percent with fixed income managers, with an expected long-term rate of return of approximately 4 to 6 percent. The actual asset allocation is regularly reviewed and periodically rebalanced to the targeted allocation when considered appropriate. We evaluate our investment strategy and long-term rate of return on pension asset assumptions at least annually.

Pension expense is estimated based on the fair value of assets rather than a market-related value that averages gains and losses over a period of years. Investment gains or losses represent the difference between the expected return calculated using the fair value of the assets and the actual return based on the fair value of assets. The variance between the actual and the expected gains and losses on pension assets is recognized in pension expense more rapidly than it would be if a market-related value for plan assets was used. As of December 31, 2014, our pension plans had cumulative unrecognized investment losses and other actuarial losses of $91.2 million. These unrecognized net losses may increase our future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate our pension obligations or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the "corridor" determined under ASC Topic 715.

The discount (or settlement) rate that is utilized for determining the present value of future pension obligations in the U.S. is generally based on the yield for a theoretical basket of AA-rated corporate bonds currently available in the market place, whose duration matches the timing of expected pension benefit payments. The discount (or settlement) rate that is utilized for determining the present value of future pension obligations in Germany is generally based on the IBOXX index of AA-rated corporate bonds adjusted to match the timing of expected pension benefit payments. The weighted average discount rate utilized to determine the present value of future pension obligations at December 31, 2014 and 2013 was 3.91 percent and 4.88 percent, respectively.

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

The fair value of the assets in our defined benefit plans at December 31, 2014 of approximately $288 million increased approximately $27 million from the fair value of about $261 million at December 31, 2013, as investment gains and employer contributions exceeded benefit and settlement payments. At December 31, 2014, the projected benefit obligations of our defined benefit plans exceeded the fair value of plan assets by approximately $65 million which was approximately $6 million larger than the $59 million deficit at December 31, 2013. The accumulated benefit obligation exceeded the fair value of plan assets by $48.0 million and $43.6 million at December 31, 2014 and 2013, respectively. Contributions to pension trusts for the year ended December 31, 2014 were $24.5 million compared with $18.1 million for the year ended December 31, 2013. In addition, we made direct benefit payments for unfunded qualified and supplemental retirement benefits of $2.3 million and $2.2 million for the years ended December 31, 2014 and 2013, respectively.

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

For the years ended December 31, 2014, 2013 and 2012, consolidated postretirement health care and life insurance plan benefit expense was $3.8 million, $4.2 million and $4.9 million, respectively. The weighted-average discount (or settlement) rate used to calculate postretirement health care and life insurance plan benefit expense was 4.84 percent, 4.12 percent and 5.03 percent for the years ended December 31, 2014, 2013 and 2012, respectively. The discount (or settlement) rate that is utilized for determining the present value of future postretirement health care and life insurance plan benefit obligations in the U.S. is generally based on the yield for a theoretical basket of AA-rated corporate bonds currently available in the market place, whose duration matches the timing of expected postretirement health care and life insurance benefit payments. The discount (or settlement) rate that is utilized for determining the present value of future postretirement health care and life insurance obligations for our foreign benefit plans is generally based on an index of AA-rated corporate bonds adjusted to match the timing of expected benefit payments.

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

Our obligations for postretirement health care and life insurance plan benefits are measured annually as of December 31. The weighted average discount rate utilized to determine the present value of future postretirement health care and life insurance obligations at December 31, 2014 and 2013 was 4.05 percent and 4.84 percent, respectively. The assumed inflationary health care cost trend rates used to determine obligations at December 31, 2014 and costs for the year ended December 31, 2014 were 7.0 percent gradually decreasing to an ultimate rate of

4.5 percent in 2027. The assumed inflationary health care cost trend rates used to determine obligations at December 31, 2013 and costs for the year ended December 31, 2014 were 7.3 percent gradually decreasing to an ultimate rate of 4.5 percent in 2027. At December 31, 2014, the projected benefit obligations for our postretirement health care and life insurance plans was approximately $41 million and was essentially unchanged from the projected benefit obligation at December 31, 2013.

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

Goodwill and Other Intangible Assets with Indefinite Lives

Goodwill arising from a business combination is recorded as the excess of purchase price and related costs over the fair value of identifiable assets acquired and liabilities assumed in accordance with ASC Topic 805, Business Combinations ("ASC Topic 805"). All of our goodwill was acquired in conjunction with the acquisition of Neenah Germany in October 2006 and the technical materials business in July 2014.

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

At November 30, 2014, our assessment of qualitative facts and circumstances indicated no impairment of goodwill. The qualitative factors considered included, but were not limited to, changes in the macroeconomic conditions; changes in industry and market conditions such as an increase in the competitive environment; changes in manufacturing input costs — particularly to the extent these cannot be recovered through higher selling prices; changes in the financial performance of Neenah Germany and the acquired technical materials business including earnings and cash flows; and changes in our market capitalization.

Certain trade names are estimated to have indefinite useful lives and as such are not amortized. Intangible assets with indefinite lives are annually reviewed for impairment in accordance with ASC Topic 350.

Other Intangible Assets with Finite Lives

Acquired intangible assets with finite useful lives are amortized on a straight-line basis over their respective estimated useful lives and reviewed for impairment in accordance with ASC Topic 360. Intangible assets consist primarily of customer relationships, trade names and acquired intellectual property. Such intangible assets are amortized using the straight-line method over estimated useful lives of between 10 and 15 years.

Our annual test of other intangible assets for impairment at November 30, 2014, 2013 and 2012 indicated that the carrying amount of such assets was recoverable.

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

Foreign Currency Risk

Our reported operating results are affected by changes in the exchange rates of the local currencies of our non-U.S. operations relative to the U.S. dollar. For the year ended December 31, 2014, a hypothetical 10 percent increase in the exchange rates of the U.S dollar relative to the local currencies of our non-U.S. operations would have decreased our income before income taxes by approximately $2.9 million. We do not hedge our exposure to exchange risk on reported operating results.

The translation of the balance sheets of our non-U.S. operations from their local currencies into U.S. dollars is also sensitive to changes in the exchange rate of the U.S. dollar. Consequently, we performed a sensitivity test to determine if changes in the exchange rate would have a significant effect on the translation of the balance sheets of our non-U.S. operations into U.S. dollars. These translation gains or losses are recorded as unrealized translation adjustments ("UTA", a component of accumulated other comprehensive income) within stockholders' equity. The hypothetical change in UTA is calculated by multiplying the net assets of our non-U.S. operations by a 10 percent change in the exchange rate of their local currencies versus the U.S. dollar. As of December 31, 2014, the net assets of our non-U.S. operations exceeded their net liabilities by approximately $120 million. As of December 31, 2014, a 10 percent decrease in the exchange rate of the U.S. dollar against the local currencies of our non-U.S. operations would have decreased our stockholders' equity by approximately $13 million.

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

Based on 2014 pulp purchases, a 10 percent increase in the average market price for pulp (approximately $85 per ton) would have increased our annual costs for pulp purchases by approximately $16 million.

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

Cotton fiber represents less than five percent of the total fiber requirements of our fine paper and packaging business. Our fine paper and packaging business acquires a substantial majority of the cotton fiber used in the production of certain branded bond paper products pursuant to annual agreements with two North American producers. The balance of our cotton fiber requirements are acquired through "spot market" purchases from a variety of other producers. We believe that a partial or total disruption in the production of cotton fibers at our two primary suppliers would increase our reliance on "spot market" purchases with a likely corresponding increase in cost. Since we have the ability to source cotton fiber on the "spot market" if faced with a supply disruption, we would not expect cotton fiber supply issues to have a material effect on our operations.

We generate substantially all of the electrical energy used by our Munising mill and approximately 25 percent of the electrical energy at our Appleton and Bruckmühl mills. Availability of energy is not expected to be a problem in the foreseeable future, but the purchase price of such energy can and likely will fluctuate significantly based on fluctuations in demand and other factors. There is no assurance that that we will be able to obtain electricity or natural gas purchases on favorable terms in the future.

Except for certain specialty latex grades and specialty softwood pulp used by our technical products business and cotton fiber used by our fine paper and packaging business, we are not aware of any significant concentration of business transacted with a particular supplier.

Interest Rate Risk

We are exposed to interest rate risk on our variable rate bank debt. At December 31, 2014, we had $48.7 million of variable rate borrowings outstanding. A 100 basis point increase in interest rates would increase our annual interest expense on outstanding variable rate borrowings by approximately $0.5 million.

Environmental Regulation/Climate Change Legislation

Our manufacturing operations are subject to extensive regulation primarily by U.S., German and other international authorities. We have made significant capital expenditures to comply with environmental laws, rules and regulations. Due to changes in environmental laws and regulations, including potential future legislation to limit GHG emissions, the application of such regulations and changes in environmental control technology, we are not able to predict with certainty the amount of future capital spending to be incurred for environmental purposes. Taking these uncertainties into account, we have planned capital expenditures for environmental projects during the period 2015 through 2017 of approximately $1 million to $2 million annually.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of the Company's businesses except for the Crane Technical Materials business acquired in July 2014. The acquired business constituted approximately 11 percent of total assets, five percent of revenues, and one percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Further discussion of this acquisition can be found in Note 3 "Acquisitions" to our consolidated financial statements. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based upon its assessment, management believes that as of December 31, 2014, the Company's internal controls over financial reporting were effective.

The effectiveness of internal control over financial reporting as of December 31, 2014, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited the Company's consolidated financial statements. Deloitte & Touche's attestation report on the Company's internal control over financial reporting is included herein. See "Item 15 — Exhibits and Financial Statement Schedules."

Neenah Paper, Inc
February 27, 2015

Changes in Internal Control Over Financial Reporting

There has been no significant change in the Company's internal control over financial reporting during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required to be set forth herein, except for the information included under Executive Officers of the Company, relating to nominees for director of Neenah and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the captions "Election of Directors," "Meetings and Committees of the Board of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2015. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2014.

Executive Officers of the Company

Set forth below is information concerning our executive officers.

Name	Position
John P. O'Donnell	President and Chief Executive Officer
Steven S. Heinrichs	Senior Vice President, General Counsel and Secretary
Bonnie C. Lind	Senior Vice President, Chief Financial Officer and Treasurer
James R. Piedmonte	Senior Vice President — Operations
Julie A. Schertell	Senior Vice President — Fine Paper and Packaging and Technical Products U.S.
Armin S. Schwinn	Senior Vice President — Managing Director of Neenah Germany

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

Julie A. Schertell, born in 1969, is our Senior Vice President — Fine Paper and Packaging and Technical Products U.S., and has been in that role since January 2014. Ms. Schertell joined the Company in 2008 and served as Vice President of Sales and Marketing for the Fine Paper division through December 2010 and as a Senior Vice

President of the Company and President, Fine Paper through December 2013. Ms. Schertell was employed by Georgia-Pacific Corporation in the Consumer Products Retail division, where she served as Vice President of Sales Strategy from 2007-2008, and as Vice President of Customer Solutions from 2003 through 2007.

Armin S. Schwinn, born in 1959, is our Senior Vice President — Managing Director of Neenah Germany and has been in that role since April 2010. In July 2014, Mr. Schwinn assumed responsibility for the sales and marketing activities of our acquired technical materials business. Mr. Schwinn had been Vice President, Finance of Neenah Germany since our acquisition of FiberMark Germany in October 2006. Mr. Schwinn joined FiberMark Germany in 1995 and held increasingly senior positions within FiberMark Germany's financial, purchasing and administrative functions. Prior to this, Mr. Schwinn served in various leadership positions in other German manufacturing and service companies.

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

Exhibit Number	Exhibit
2.6	Amended and Restated Share Purchase Agreement dated as of June 24, 2008, by and among Neenah Paper Company of Canada, NPCC Holding Company, LLC, Neenah Paper, Inc., Azure Mountain Capital Holdings LP, Northern Pulp NS LP, and Azure Mountain Capital Financial LP (filed as Exhibit 10.2 to the Neenah Paper, Inc. Quarterly Report on Form 10-Q for the three months ended June 30, 2008, filed August 11, 2008 and incorporated herein by reference).
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
2.11
Securities Purchase Agreement by and among Crane Technical Materials, Inc., Crane & Co., Inc., Neenah Paper, Inc. and Neenah Filtration, LLC dated as of June 2, 2014 (filed as Exhibit 2.1 to the Neenah Paper, Inc. Quarterly Report on Form 10-Q for the three months ended June 30, 2014, filed August 7, 2014) (portions of this exhibit have been omitted pursuant to a confidential treatment request that we have filed with the Securities Exchange Commission).
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
10.20*
Neenah Paper, Inc. Amended and Restated 2004 Omnibus Stock and Incentive Compensation Plan (filed as Annex A to the Neenah Paper, Inc. Definitive Proxy Statement on Schedule 14A for the year ended December 31, 2013, filed April 12, 2013 and incorporated herein by reference).
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
10.25
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

Exhibit Number	Exhibit
10.27	Second Amended and Restated Credit Agreement dated as of October 11, 2012 by and among Neenah Paper, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed as Exhibit 10.28 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2013, filed March 7, 2013 and incorporated herein by reference).
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
10.30
First Amendment to the Neenah Paper Executive Severance Plan (filed as Exhibit 10.28 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2013, (filed March 7, 2013 and incorporated herein by reference).
10.31
Third Amended and Restated Credit Agreement dated December 18, 2014 by and among Neenah Paper, Inc., certain subsidiaries of Neenah Paper, Inc., as Domestic Borrowers, Neenah Services GmbH & Co. KG and certain of its subsidiaries, as German Borrowers, certain other subsidiaries of Neenah Paper, Inc. as Guarantors, each of the financial institutions which is a signatory hereto or which may from time to time become a party hereto, as Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., as Syndication Agent (filed herewith).+
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

See Item 15(a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEENAH PAPER, INC.
By:	/s/ JOHN P. O'DONNELL
	Name:	John P. O'Donnell
	Title:	President and Chief Executive Officer (in his capacity as a duly authorized officer of the Registrant and in his capacity as Chief Executive Officer)
	Date:	February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN P. O'DONNELL John P. O'Donnell	President and Chief Executive Officer (Principal Executive Officer)	February 27, 2015
/s/ BONNIE C. LIND Bonnie C. Lind	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 27, 2015
/s/ LARRY N. BROWNLEE Larry N. Brownlee	Vice President — Controller (Principal Accounting Officer)	February 27, 2015
/s/ SEAN T. ERWIN* Sean T. Erwin	Chairman of the Board and Director	February 27, 2015
/s/ EDWARD GRZEDZINSKI* Edward Grzedzinski	Director	February 27, 2015
/s/ MARY ANN LEEPER* Mary Ann Leeper	Director	February 27, 2015
/s/ TIMOTHY S. LUCAS* Timothy S. Lucas	Director	February 27, 2015
/s/ JOHN F. MCGOVERN* John F. McGovern	Director	February 27, 2015
/s/ PHILIP C. MOORE* Philip C. Moore	Director	February 27, 2015

/s/ STEPHEN M. WOOD* Stephen M. Wood		Director	February 27, 2015
*By:	/s/ STEVEN S. HEINRICHS Steven S. Heinrichs Senior Vice President, General Counsel and Secretary Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Neenah Paper, Inc. Alpharetta, Georgia

We have audited the internal control over financial reporting of Neenah Paper, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Crane Technical Materials, which was acquired on July 1, 2014 and whose financial statements constitute 11% of total assets, 5% of revenues and 1% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at Crane Technical Materials. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Neenah Paper, Inc. Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of Neenah Paper, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Neenah Paper, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 27, 2015

NEENAH PAPER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Net sales	$902.7	$844.5	$808.8
Cost of products sold	725.5	678.9	649.7

Gross profit	177.2	165.6	159.1
Selling, general and administrative expenses	83.2	79.4	77.4
Integration/restructuring costs	2.9	0.6	5.8
Pension plan settlement charge	3.5	0.2	3.5
Loss on early extinguishment of debt	0.2	0.5	0.6
Other (income) expense — net	(0.1)	1.1	1.4

Operating income	87.5	83.8	70.4
Interest expense	11.4	11.2	13.5
Interest income	(0.3)	(0.2)	(0.1)

Income from continuing operations before income taxes	76.4	72.8	57.0
Provision for income taxes	7.7	23.4	17.1

Income from continuing operations	68.7	49.4	39.9
Income from discontinued operations, net of taxes (Note 12)	—	2.6	4.4

Net income	$68.7	$52.0	$44.3

Earnings Per Common Share
Basic
Continuing operations	$4.09	$3.02	$2.46
Discontinued operations	—	0.16	0.27

	$4.09	$3.18	$2.73

Diluted
Continuing operations	$4.03	$2.96	$2.41
Discontinued operations	—	0.16	0.27

	$4.03	$3.12	$2.68

Weighted Average Common Shares Outstanding (in thousands)
Basic	16,584	16,072	15,752

Diluted	16,872	16,403	16,072

See Notes to Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2014	2013	2012
Net income	$68.7	$52.0	$44.3

Reclassification of amounts recognized in the consolidated statement of operations:
Amortization of adjustments to pension and other postretirement benefit liabilities	4.7	6.5	5.1
Pension plan settlement charge	3.5	0.2	3.5

Amounts recognized in the consolidated statement of operations	8.2	6.7	8.6
Unrealized foreign currency translation gain (loss)	(23.7)	8.7	4.4
Net gain (loss) from pension and other postretirement benefit liabilities	(34.3)	15.8	(31.2)
Curtailment loss	—	—	0.3
Unrealized gain (loss) on "available-for-sale" securities	—	(0.1)	0.1

Gain (loss) from other comprehensive income items before income taxes	(49.8)	31.1	(17.8)
Provision (benefit) for income taxes	(8.7)	8.6	(7.7)

Other comprehensive income (loss)	(41.1)	22.5	(10.1)

Comprehensive income	$27.6	$74.5	$34.2

See Notes to Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, expept share data)

	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$72.6	$73.4
Accounts receivable, net	87.1	90.5
Inventories	111.3	101.1
Income taxes receivable	—	0.6
Deferred income taxes	15.8	22.8
Prepaid and other current assets	15.7	17.0

Total Current Assets	302.5	305.4
Property, Plant and Equipment — net	270.0	261.7
Deferred Income Taxes	29.9	13.3
Goodwill (Note 4)	51.5	43.1
Intangible Assets — net (Note 4)	58.9	38.5
Other Assets	17.8	13.9

TOTAL ASSETS	$730.6	$675.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$1.4	$21.4
Accounts payable	46.9	36.4
Accrued expenses	45.8	45.8

Total current liabilities	94.1	103.6
Long-Term Debt	232.9	190.5
Deferred Income Taxes	10.6	15.6
Noncurrent Employee Benefits	103.1	97.7
Other Noncurrent Obligations	1.2	1.0

TOTAL LIABILITIES	441.9	408.4

Commitments and Contingencies (Notes 10 and 11)
Stockholders' Equity
Common stock, par value $0.01 — authorized: 100,000,000 shares; issued and outstanding: 17,849,000 shares and 17,383,000 shares	0.2	0.2
Treasury stock, at cost: 1,101,000 shares and 1,022,000 shares	(31.7)	(27.2)
Additional paid-in capital	300.4	285.2
Retained earnings	88.2	36.6
Accumulated other comprehensive loss	(68.4)	(27.3)

Total Stockholders' Equity	288.7	267.5

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$730.6	$675.9

See Notes to Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In millions, shares in thousands)

	Common Stock
			Treasury Stock	Additional Paid-In Capital	Retained Earnings/ Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares	Amount
Balance, December 31, 2011	15,594	$0.1	$(10.9)	$257.6	$(40.4)	$(39.7)
Net income	—	—	—	—	44.3	—
Other comprehensive loss, net of income taxes	—	—	—	—	—	(10.1)
Dividends declared	—	—	—	—	(7.8)	—
Excess tax benefits from stock-based compensation	—	—	—	6.1	—	—
Shares purchased (Note 9)	—	—	(4.1)	—	—	—
Stock options exercised	371	—	—	5.3	—	—
Restricted stock vesting (Note 9)	861	0.1	(7.6)	—	—	—
Stock-based compensation	—	—	—	4.9	—	—

Balance, December 31, 2012	16,826	0.2	(22.6)	273.9	(3.9)	(49.8)
Net income	—	—	—	—	52.0	—
Other comprehensive income, net of income taxes	—	—	—	—	—	22.5
Dividends declared	—	—	—	—	(11.5)	—
Dividends-in-kind	—	—	—	0.1	—	—
Excess tax benefits from stock-based compensation	—	—	—	2.6	—	—
Stock options exercised	336	—	(0.6)	3.7	—	—
Restricted stock vesting (Note 9)	221	—	(4.0)	—	—	—
Stock-based compensation	—	—	—	4.9	—	—

Balance, December 31, 2013	17,383	0.2	(27.2)	285.2	36.6	(27.3)
Net income	—	—	—	—	68.7	—
Other comprehensive loss, net of income taxes	—	—	—	—	—	(41.1)
Dividends declared	—	—	—	—	(17.1)	—
Excess tax benefits from stock-based compensation	—	—	—	5.6	—	—
Shares purchased (Note 9)	—	—	(1.1)	—	—	—
Stock options exercised	316	—	—	3.6	—	—
Restricted stock vesting (Note 9)	150	—	(3.4)	—	—	—
Stock-based compensation	—	—	—	6.0	—	—

Balance, December 31, 2014	17,849	$0.2	$(31.7)	$300.4	$88.2	$(68.4)

See Notes to Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net income	$68.7	$52.0	$44.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30.0	29.4	28.8
Stock-based compensation	6.0	4.9	4.9
Excess tax benefit from stock-based compensation (Note 8)	(5.6)	(2.6)	(6.1)
Deferred income tax provision	3.7	19.3	10.7
Non-cash effects of changes in liabilities for uncertain income tax positions	(2.0)	(0.1)	(3.9)
Loss on early extinguishment of debt	0.2	0.5	0.6
Inventory acquired in acquisitions (Note 3)	—	(1.8)	(6.6)
Pension settlement charge, net of plan payments	3.5	(0.2)	(3.4)
Loss on asset dispositions	0.2	0.5	0.1
Net cash provided by (used in) changes in operating working capital, net of effect of acquisitions (Note 14)	9.0	(6.6)	(20.9)
Pension and other post-employment benefits	(18.3)	(11.5)	(7.3)
Other	(0.9)	(0.3)	(1.1)

NET CASH PROVIDED BY OPERATING ACTIVITIES	94.5	83.5	40.1

INVESTING ACTIVITIES
Capital expenditures	(27.9)	(28.7)	(25.1)
Decrease in restricted cash	—	—	7.0
Purchases of marketable securities	(0.6)	(0.1)	(0.1)
Purchase of brands (Note 3)	—	(5.2)	(14.1)
Proceeds from sale of property, plant and equipment	—	0.6	—
Purchase of Crane Technical Materials (Note 3)	(72.4)	—	—
Purchase of equity investment	(2.9)	—	—
Other	(1.1)	0.1	—

NET CASH USED IN INVESTING ACTIVITIES	(104.9)	(33.3)	(32.3)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	49.5	218.8	111.9
Debt issuance costs	(2.4)	(3.5)	—
Repayments of long-term debt	(5.6)	(209.2)	(96.0)
Short-term borrowings	6.5	19.3	1.2
Repayments of short-term borrowings	(25.4)	(0.1)	(21.1)
Proceeds from exercise of stock options	3.6	3.7	5.3
Excess tax benefit from stock-based compensation (Note 8)	5.6	2.6	6.1
Cash dividends paid	(17.1)	(11.5)	(7.8)
Shares purchased (Note 9)	(4.5)	(4.6)	(11.7)
Other	—	(0.5)	(0.9)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	10.2	15.0	(13.0)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(0.6)	0.4	0.2

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(0.8)	65.6	(5.0)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	73.4	7.8	12.8

CASH AND CASH EQUIVALENTS, END OF YEAR	$72.6	$73.4	$7.8

See Notes to Consolidated Financial Statements

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except as noted)

Note 1. Background and Basis of Presentation

Background

Neenah Paper, Inc. ("Neenah" or the "Company"), is a Delaware corporation incorporated in April 2004. The Company has two primary operations: its technical products business and its fine paper and packaging business (formerly known as the fine paper business). On January 1, 2015, we changed the name of our fine paper business to fine paper and packaging. The name change better reflects the increasing importance, and plans for continued growth, of our premium packaging products.

The technical products business is an international producer of transportation, water and other filter media and durable, saturated and coated substrates for industrial products backings and a variety of other end markets. The fine paper and packaging business is a leading supplier of premium printing, packaging and other high end specialty papers primarily in North America. The Company's premium writing, text and cover papers, and specialty papers are used in commercial printing and imaging applications for corporate identity packages, invitations, personal stationery and high-end advertising, as well as premium labels and luxury packaging.

On July 1, 2014, the Company purchased all of the outstanding equity of Crane Technical Materials, Inc. from Crane & Co., Inc. for approximately $72 million. The acquired technical materials business provides performance-oriented wet laid nonwovens media for filtration end markets as well as environmental, energy and industrial uses. The technical materials business has two manufacturing facilities in Pittsfield, Massachusetts. The results of this business are reported in the Technical Products segment from the date of acquisition. See Note 3, "Acquisitions."

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

In June 2008, the Company's wholly owned subsidiary, Neenah Paper Company of Canada ("Neenah Canada") sold its pulp mill in Pictou, Nova Scotia (the "Pictou Mill"). In March 2010, Neenah Canada sold approximately 475,000 acres of woodland assets in Nova Scotia (the "Woodlands"). The sale of the Woodlands resulted in the substantially complete liquidation of the Company's investment in Neenah Canada. For the years ended December 31, 2014, 2013 and 2012, the results of operations of the Pictou Mill and the Woodlands are reported as discontinued operations. See Note 12, "Discontinued Operations."

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

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 2. Summary of Significant Accounting Policies (Continued)

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

ASC Topic 260 also requires companies with participating securities to calculate diluted earnings per share using the "Two Class" method. The "Two Class" method requires first calculating diluted earnings per share using a denominator that includes the weighted average share equivalents from the assumed conversion of dilutive securities. Diluted earnings per share is then calculated using net income reduced by the amount of distributed and undistributed earnings allocated to participating securities calculated using the "Treasury Stock" method and a denominator that includes the weighted average share equivalents from the assumed conversion of dilutive securities excluding participating securities. Companies are required to report the lower of the diluted earnings per share amounts under the two calculations subject to the anti-dilution provisions of ASC Topic 260.

Diluted EPS was calculated to give effect to all potentially dilutive non-participating common share equivalents using the "Treasury Stock" method. Outstanding stock options, stock appreciation rights ("SARs") and target awards of RSUs with performance conditions ("Performance Units") represent the only potentially dilutive non-participating security effects on the Company's weighted-average shares. For the years ended December 31, 2014, 2013 and 2012, approximately 15,000, 450,000 and 1,015,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company's common stock for the respective 12-month periods during which the options were outstanding.

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 2. Summary of Significant Accounting Policies (Continued)

The following table presents the computation of basic and diluted shares of common stock used in the calculation of EPS (amounts in millions, except share and per share amounts):

Earnings per basic common share

	Year Ended December 31,
	2014	2013	2012
Income from continuing operations	$68.7	$49.4	$39.9
Distributed and undistributed amounts allocated to participating securities	(0.8)	(0.8)	(1.2)

Income from continuing operations available to common stockholders	67.9	48.6	38.7
Income from discontinued operations, net of income taxes	—	2.6	4.4
Distributed and undistributed amounts allocated to participating securities	—	—	(0.1)

Net income available to common stockholders	$67.9	$51.2	$43.0

Weighted-average basic shares outstanding	16,584	16,072	15,752

Basic earnings per share
Continuing operations	$4.09	$3.02	$2.46
Discontinued operations	—	0.16	0.27

	$4.09	$3.18	$2.73

Earnings per diluted common share

	Year Ended December 31,
	2014	2013	2012
Income from continuing operations	$68.7	$49.4	$39.9
Distributed and undistributed amounts allocated to participating securities	(0.8)	(0.8)	(1.1)

Income from continuing operations available to common stockholders	67.9	48.6	38.8
Income from discontinued operations, net of income taxes	—	2.6	4.4
Distributed and undistributed amounts allocated to participating securities	—	—	(0.1)

Net income available to common stockholders	$67.9	$51.2	$43.1

Weighted-average basic shares outstanding	16,584	16,072	15,752
Add: Assumed incremental shares under stock-based compensation plans	288	331	320

Weighted average diluted shares	16,872	16,403	16,072

Earnings Per Common Share
Diluted earnings per share
Continuing operations	$4.03	$2.96	$2.41
Discontinued operations	—	0.16	0.27

	$4.03	$3.12	$2.68

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. As of December 31, 2014 and 2013, $0.4 million and $0.5 million, respectively, of the Company's cash and cash equivalents is restricted to the payment of postretirement benefits for certain former Fox River executives.

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 2. Summary of Significant Accounting Policies (Continued)

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

The costs of major rebuilds and replacements of plant and equipment are capitalized, and the cost of maintenance performed on manufacturing facilities, composed of labor, materials and other incremental costs, is expensed as incurred. Start-up costs for new or expanded facilities, including costs related to trial production, are expensed as incurred.

The Company accounts for asset retirement obligations ("AROs") in accordance with ASC Topic 410, Asset Retirements and Environmental Obligations, which requires companies to make estimates regarding future events in order to record a liability for AROs in the period in which a legal obligation is created. Such liabilities are recorded at fair value, with an offsetting increase to the carrying value of the related long-lived asset. As of December 31, 2014, the Company is unable to estimate its AROs for environmental liabilities at its manufacturing facilities.

Goodwill and Other Intangible Assets

The Company follows the guidance of ASC Topic 805, Business Combinations ("ASC Topic 805"), in recording goodwill arising from a business combination as the excess of purchase price over the fair value of identifiable assets acquired and liabilities assumed.

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

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 2. Summary of Significant Accounting Policies (Continued)

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

At November 30, 2014, the Company's assessment of qualitative facts and circumstances indicated no impairment of goodwill. The qualitative factors considered included, but were not limited to, changes in the macroeconomic conditions; changes in industry and market conditions such as an increase in the competitive environment; changes in manufacturing input costs — particularly to the extent these cannot be recovered through higher selling prices; changes in the financial performance of Neenah Germany and the acquired technical materials business including earnings and cash flows; and changes in the Company's market capitalization.

Intangible assets with finite useful lives are amortized on a straight-line basis over their respective estimated useful lives and reviewed for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment. Intangible assets consist primarily of customer relationships, trade names and acquired intellectual property. Such intangible assets are amortized using the straight-line method over estimated useful lives of between 10 and 15 years. Certain trade names are estimated to have indefinite useful lives and as such are not amortized. Intangible assets with indefinite lives are reviewed for impairment at least annually. See Note 4, "Goodwill and Other Intangible Assets."

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

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 2. Summary of Significant Accounting Policies (Continued)

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

The following table sets forth by level, within the fair value hierarchy, the fair value of the Company's pension plan assets:

	Assets at Fair Value at December 31,
	Level 1		Level 2 (a)		Level 3		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Equity securities:
Domestic	$—	$—	$63.1	$49.4	$—	$—	$63.1	$49.4
International	—	—	36.1	42.4	—	—	36.1	42.4
Debt securities
Fixed income	—	—	188.1	168.4	—	—	188.1	168.4
Cash and cash equivalents	1.0	1.1	—	—	—	—	1.0	1.1

Total assets at fair value	$1.0	$1.1	$287.3	$260.2	$—	$—	$288.3	$261.3

(a)
Pension plan assets are invested in a common collective trust. The common collective trust is valued at quoted net asset value.

Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The fair value of short and long-term debt is estimated using rates currently available to the Company for debt of the same remaining maturities. The following table presents the carrying value and the fair value of the Company's debt at December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value (a)
2021 Senior Notes (5.25% fixed rate)	$175.0	$169.6	$175.0	$163.7
Global Revolving Credit Facilities (variable rates)	48.7	48.7	—	—
Neenah Germany revolving line of credit (variable rates)	—	—	19.3	19.3
Second German Loan Agreement (2.5% fixed rate)	10.6	9.0	12.4	10.9
Neenah Germany project financing (3.8% fixed rate)	—	—	5.2	5.1

Total debt	$234.3	$227.3	$211.9	$199.0

(a)
Fair value for all debt instruments was estimated from Level 2 measurements.

The Company's investments in marketable securities are accounted for as "available-for-sale securities" in accordance with ASC Topic 320, Investments — Debt and Equity Securities ("ASC Topic 320"). Pursuant to ASC Topic 320, marketable securities are reported at fair value on the consolidated balance sheet and temporary unrealized holding gains and losses are reported in other comprehensive income until realized upon sale. At December 31, 2014, the Company had $3.2 million in marketable securities classified as "Other Assets" on the

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 2. Summary of Significant Accounting Policies (Continued)

consolidated balance sheet. The cost of such marketable securities was $3.2 million. Fair value for the Company's marketable securities was estimated from Level 1 inputs. The Company's marketable securities are restricted to the payment of benefits under its supplemental retirement contribution plan (the "SERP").

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

The components of accumulated other comprehensive income (loss), net of applicable income taxes are as follows:

	December 31,
	2014	2013
Unrealized foreign currency translation gains (losses)	$(5.8)	$17.9
Net loss from pension and other postretirement benefit liabilities (net of income tax benefits of $35.1 million and $26.3 million, respectively)	(62.6)	(45.2)

Accumulated other comprehensive loss	$(68.4)	$(27.3)

The following table presents changes in accumulated other comprehensive income ("AOCI"):

	Year Ended December 31,
	2014			2013			2012
	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount
Unrealized foreign currency translation gains (losses)	$(23.7)	$—	$(23.7)	$8.7	$—	$8.7	$4.4	$—	$4.4
Adjustment to pension and other benefit liabilities	(26.1)	8.7	(17.4)	22.5	(8.6)	13.9	(22.3)	7.7	(14.6)
Unrealized gain (loss) on "available-for-sale" securities	—	—	—	(0.1)	—	(0.1)	0.1	—	0.1

Other comprehensive income (loss)	$(49.8)	$8.7	$(41.1)	$31.1	$(8.6)	$22.5	$(17.8)	$7.7	$(10.1)

For the years ended December 31, 2014, 2013 and 2012, the Company reclassified $4.7 million, $6.5 million and $5.1 million, respectively, of costs from accumulated other comprehensive income to cost of products sold and selling, general and administrative expenses on the Consolidated Statements of Operations. For the years ended December 31, 2014, 2013 and 2012, the Company recognized an income tax benefit of $1.7 million, $2.5 million and $1.9 million, respectively, related to such reclassifications classified as Provision for income taxes on the Consolidated Statements of Operations.

For the years ended December 31, 2014, 2013 and 2012, the Company reclassified $3.5 million, $0.2 million and $3.5 million, respectively, of costs from accumulated other comprehensive income to pension plan settlement charge on the Consolidated Statements of Operations. For the years ended December 31, 2014, 2013 and 2012, the Company recognized an income tax benefit of $1.3 million, $0.1 million and $1.3 million, respectively, related to such reclassifications classified as Provision for income taxes on the Consolidated Statements of Operations.

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 2. Summary of Significant Accounting Policies (Continued)

Accounting Standards Changes

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers ("ASC Topic 606"). ASU 2014-09 supersedes the revenue recognition guidance in ASC Topic 605, Revenue Recognition. The core principle of the guidance in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Therefore, the Company will adopt ASU 2014-09 on January 1, 2017. The Company is still evaluating the impact of adopting ASU 2014-09 but the adoption of ASU 2014-09 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

As of December 31, 2014, no other amendments to the ASC had been issued that will have or are reasonably likely to have a material effect on the Company's financial position, results of operations or cash flows.

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

The Company accounted for the transaction using the acquisition method in accordance with ASC Topic 805 "Business Combinations." The allocation of the purchase price is based on estimates of the fair value of assets acquired and liabilities assumed as of July 1, 2014. The Company has not identified any material unrecorded pre-acquisition contingencies. The Company did not acquire any in-process research and development assets as part of the acquisition.

The following table summarizes the allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed as of December 31, 2014:

Assets Acquired
Accounts receivable	$5.8
Inventories	8.2
Prepaid and other current assets	0.7
Property, plant and equipment	23.5
Non-amortizable intangible assets	11.1
Amortizable intangible assets	13.3
Deferred income taxes	0.2
Acquired goodwill	13.5

Total assets acquired	76.3

Liabilities Assumed
Accounts payable	2.8
Accrued expenses	1.1

Total liabilities assumed	3.9

Net assets acquired	$72.4

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 3. Acquisitions (Continued)

The Company estimated the fair value of the assets and liabilities acquired in accordance with ASC Topic 820. The fair value of amortizable and non-amortizable intangible assets was estimated by applying a royalty rate to projected revenue or the use of the excess earnings method, net of tax impacts and adjusted for present value considerations. The Company estimated the fair value of acquired property, plant and equipment using a combination of cost and market approaches. In general, the fair value of other acquired assets and liabilities was estimated using the cost basis of the acquired technical materials business.

The excess of the purchase price over the estimated fair value of the tangible net assets and identifiable intangible assets acquired was recorded as acquired goodwill. The factors contributing to the amount of goodwill recognized are based on several long-term strategic benefits that are expected to be realized from the acquisition of the technical materials business. These benefits include entry into growing and profitable global markets for water filtration, environmental/emissions control, and energy management with defensible technologies and brands. In addition, the acquisition of brands and complementary offerings facilitates the Company's expansion into non-woven product lines containing fiberglass, polymer fibers and carbon fibers. Substantially all of the acquired goodwill is expected to be deductible for income tax purposes and is entirely allocated to the Technical Products segment.

For the year ended December 31, 2014, the Company incurred $1.0 million of acquisition-related integration costs. In addition, the Company incurred approximately $1.1 million in capital costs for IT systems and infrastructure projects. For the year ended December 31, 2014, net sales and income from operations before income taxes for the acquired technical materials business were $24.1 million and $2.1 million (including the acquisition related integration costs described above), respectively.

The following selected unaudited pro forma consolidated statements of operations data for the years ended December 31, 2014 and 2013 was prepared as though the acquisition of the technical materials business had occurred on January 1, 2013. The information does not reflect future events that may occur after December 31, 2014 or any operating efficiencies or inefficiencies that may result from the acquisition of the technical materials business. Therefore, the information is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented or the results that the Company will experience going forward.

	Year Ended December 31,
	2014	2013
Net sales	$925.3	$889.3
Operating income	90.1	84.4
Income from continuing operations	70.3	49.8
Income from discontinued operations	—	2.6
Net income	70.3	52.4
Earnings Per Common Share
Basic
Continuing operations	$4.19	$3.04
Discontinued Operations	—	0.16

	$4.19	$3.20

Diluted
Continuing operations	$4.12	$2.98
Discontinued Operations	—	0.16

	$4.12	$3.14

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 3. Acquisitions (Continued)

Acquisition of Southworth

On January 31, 2013, the Company purchased certain premium paper brands and other assets from Southworth. The Company paid $7.0 million for (i) certain premium fine paper brands including Southworth, (ii) approximately one month of finished goods inventory valued at $1.8 million and (iii) certain converting equipment used for retail grades. The results of the Southworth brands are reported in the Fine Paper and Packaging segment from the date of acquisition. For the year ended December 31, 2013, the Company incurred $0.4 million in acquisition-related integration costs.

Acquisition of Wausau

On January 31, 2012, the Company purchased certain premium paper brands and other assets from Wausau. The Company paid approximately $21 million for (i) the premium fine paper brands ASTROBRIGHTS®, ASTROPARCHE® and ROYAL, (ii) exclusive, royalty free and perpetual license rights for a portion of the EXACT® brand specialty business, including Index, Tag and Vellum Bristol, (iii) approximately one month of finished goods inventory and (iv) certain converting equipment used for retail grades. The results of the Index, Tag and Vellum Bristol product lines are reported in the Other segment from the date of acquisition. The results of all other brands acquired from Wausau are reported in the Fine Paper and Packaging segment from the date of acquisition. For the year ended December 31, 2012, the Company incurred $5.8 million in acquisition-related integration costs.

Note 4. Goodwill and Other Intangible Assets

As of December 31, 2014, the Company had goodwill of $51.5 million which is not amortized. The following table presents changes in goodwill (all of which relates to the Company's Technical Products segment) for the years ended December 31, 2014, 2013 and 2012:

	Gross Amount	Accumulated Impairment Losses	Net
Balance at December 31, 2011	$89.1	$(48.6)	$40.5
Foreign currency translation	7.0	(6.1)	0.9

Balance at December 31, 2012	96.1	(54.7)	41.4
Foreign currency translation	4.0	(2.3)	1.7

Balance at December 31, 2013	100.1	(57.0)	43.1
Goodwill acquired in acquisition of the technical materials business	13.5	—	13.5
Foreign currency translation	(11.8)	6.7	(5.1)

Balance at December 31, 2014	$101.8	$(50.3)	$51.5

Impairment

As of December 31, 2014 and 2013, the carrying amount of goodwill was not impaired.

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 4. Goodwill and Other Intangible Assets (Continued)

Other Intangible Assets

As of December 31, 2014, the Company had net identifiable intangible assets of $58.9 million. All such intangible assets were acquired in the acquisitions of Neenah Germany, Fox River, the Wausau and Southworth brands and the technical materials business. The following table details amounts related to those assets.

		December 31, 2014		December 31, 2013
	Weighted average amortization period (years)
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets
Customer based intangibles	15	$22.7	$(8.1)	$17.5	$(7.6)
Trade names and trademarks	10-15	5.1	(4.2)	5.8	(4.2)
Acquired technology	10-15	7.5	(1.0)	1.1	(0.8)

Total amortizable intangible assets		35.3	(13.3)	24.4	(12.6)
Trade names	Not amortized	36.9		26.7	—

Total		$72.2	$(13.3)	$51.1	$(12.6)

In conjunction with the acquisition of the technical materials business, the Company recorded $11.1 million in non-amortizable intangible trade names and $6.9 million and $6.4 million in amortizable customer based intangible assets and acquired technology, respectively. All other changes in the carrying value of the Company's intangible assets not specifically identified are due to foreign currency translation effects. The weighted average useful lives assigned to amortizable intangible trade names, trademarks and customer based intangible assets was 15 years.

As of December 31, 2014, $37.6 million and $21.3 million of such intangible assets are reported within the Technical Products and Fine Paper and Packaging segments, respectively. See Note 13, "Business Segment and Geographic Information." Aggregate amortization expense of acquired intangible assets for the years ended December 31, 2014, 2013 and 2012 was $2.3 million, $1.9 million and $1.9 million, respectively and was reported in Cost of Products Sold on the Consolidated Statement of Operations. Estimated amortization expense for the years ended December 31, 2015, 2016, 2017, 2018 and 2019 is $2.6 million, $2.4 million, $1.9 million, $1.9 million and $1.9 million, respectively.

Note 5. Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Income tax expense represented 10.1 percent, 32.1 percent and 30.0 percent of income from continuing operations before income taxes for the years ended December 31, 2014, 2013 and 2012, respectively. The following table presents the principal

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 5. Income Taxes (Continued)

reasons for the difference between the Company's effective income tax rate and the U.S. federal statutory income tax rate:

	Year Ended December 31,
	2014	2014	2013	2013	2012	2012
U.S. federal statutory income tax rate	35.0%	$26.7	35.0%	$25.5	35.0%	$20.0
U.S. state income taxes, net of federal income tax benefit	2.1%	1.6	2.3%	1.7	1.9%	1.1
Tax on foreign dividends	3.0%	2.3	2.8%	2.0	—	—
Foreign tax rate differences (a)	(2.8)%	(2.1)	(2.4)%	(1.7)	(2.7)%	(1.6)
Foreign financing structure (b)	(2.5)%	(1.9)	(3.3)%	(2.4)	(4.3)%	(2.4)
Research and development and other tax credits (c)	(31.5)%	(24.1)	(3.0)%	(2.2)	—	—
Uncertain income tax positions	6.4%	4.9	1.2%	0.9	1.2%	0.6
Other differences — net	0.4%	0.3	(0.5)%	(0.4)	(1.1)%	(0.6)

Effective income tax rate	10.1%	$7.7	32.1%	$23.4	30.0%	$17.1

(a)
Represents the impact on the Company's effective tax rate due to changes in the mix of earnings among taxing jurisdictions with differing statutory rates.

(b)
Represents the impact on the Company's effective tax rate of the Company's financing strategies.

(c)
For the year ended December 31, 2014, following an extensive study of the Company's research and development ("R&D") activities for the years 2005 through 2014 and a change in methodology, the Company recognized a $24.1 million net benefit related to R&D tax credits.

The Company's effective income tax rate can be affected by many factors, including but not limited to, changes in the mix of earnings in taxing jurisdictions with differing statutory rates, the availability of R&D and other tax credits, changes in corporate structure as a result of business acquisitions and dispositions, changes in the valuation of deferred tax assets and liabilities, the results of audit examinations of previously filed tax returns and changes in tax laws.

The following table presents the U.S. and foreign components of income from continuing operations before income taxes:

	Year Ended December 31,
	2014	2013	2012
Income from continuing operations before income taxes:
U.S.	$46.5	$48.0	$35.8
Foreign	29.9	24.8	21.2

Total	$76.4	$72.8	$57.0

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 5. Income Taxes (Continued)

The following table presents the components of the provision (benefit) for income taxes:

	Year Ended December 31,
	2014	2013	2012
Provision (benefit) for income taxes:
Current:
Federal	$0.5	$(0.5)	$(2.2)
State	—	0.3	—
Foreign	3.5	5.9	8.8

Total current tax provision	4.0	5.7	6.6

Deferred:
Federal	6.9	18.4	12.0
State	(5.9)	—	0.4
Foreign	2.7	(0.7)	(1.9)

Total deferred tax provision	3.7	17.7	10.5

Total provision for income taxes	$7.7	$23.4	$17.1

The Company has elected to treat its Canadian operations as a branch for U.S. income tax purposes. Therefore, the amount of income (loss) before income taxes from Canadian operations are included in the Company's consolidated U.S. income tax returns and such amounts are subject to U.S. income taxes.

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 5. Income Taxes (Continued)

The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The components of deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
Net current deferred income tax assets
Research and development tax credits	$7.6	$0.5
Net operating losses and credits	2.9	13.2
Accrued liabilities	2.5	2.4
Employee benefits	1.5	1.6
Inventory	0.9	4.8
Other	0.4	0.3

Net current deferred income tax assets	15.8	22.8

Net noncurrent deferred income tax assets
Research and development tax credits	18.5	1.5
Net operating losses and credits	10.0	8.5
Employee benefits	20.2	22.3
Accelerated depreciation	(18.6)	(18.4)
Other	(0.2)	(0.6)

Net noncurrent deferred income tax assets	29.9	13.3

Total deferred income tax assets	$45.7	$36.1

Net noncurrent deferred income tax liability
Accelerated depreciation	$16.7	$18.8
Intangibles	3.5	4.5
Interest limitation	(1.1)	(1.9)
Employee benefits	(8.1)	(5.2)
Net operating losses	(0.2)	(0.2)
Other	(0.2)	(0.4)

Net noncurrent deferred income tax liabilities	$10.6	$15.6

As of December 31, 2014 and 2013, the Company had no valuation allowance against its income tax assets. In determining the need for a valuation allowance, the Company considers many factors, including specific taxing jurisdictions, sources of taxable income, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance is recognized if, based on the weight of available evidence, the Company concludes that it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

As of December 31, 2014, the Company had $5.2 million of U.S. Federal and $64.4 million of U.S. state net operating losses ("NOLs"). If not used, substantially all of the NOLs will expire in various amounts between 2020 and 2030. As of December 31, 2014, the Company had $31.4 million of U.S. federal and state R&D credits which, if not used, will expire between 2025 and 2034 for the U.S. federal R&D credits and between 2017 and 2029 for the state R&D credits. The Company also has preacquisition and recognized built-in loss carryovers of $11.8 million, net of expected limitations. In addition, the Company has $3.4 million of Alternative Minimum Tax Credit carryovers, which can be carried forward indefinitely.

As of December 31, 2014 and 2013, the Company had no undistributed earnings of foreign subsidiaries.

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 5. Income Taxes (Continued)

The following is a tabular reconciliation of the total amounts of uncertain tax positions as of and for the years ended December 31, 2014, 2013 and 2012:

	For the Years Ended December 31,
	2014	2013	2012
Balance at January 1,	$4.3	$4.8	$8.4
Increases in prior period tax positions	—	0.2	4.4
Decreases in prior period tax positions	(2.2)	(0.8)	(7.5)
Increases in current period tax positions	5.3	1.3	—
Decreases due to settlements with tax authorities	(0.2)	(1.3)	(0.5)
Increase (decrease) from foreign exchange rate changes	(0.2)	0.1	—

Balance at December 31,	$7.0	$4.3	$4.8

If recognized, $6.6 million of the benefit for uncertain tax positions at December 31, 2014 would favorably affect the Company's effective tax rate in future periods. The Company does not expect that the expiration of the statute of limitations or the settlement of audits in the next 12 months will result in liabilities for uncertain income tax positions that are materially different than the amounts that were accrued as of December 31, 2014.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. The Company is no longer subject to U.S. federal examination for years before 2008 and state and local examinations for years before 2007 and non-U.S. income tax examinations for years before 2012.

The Company recognizes accrued interest and penalties related to uncertain income tax positions in the Provision for income taxes on the consolidated statements of operations. As of December 31, 2014 and 2013, the Company had less than $0.1 million and $0.1 million, respectively, accrued for interest and penalties related to uncertain income tax positions.

Note 6. Debt

Long-term debt consisted of the following:

	December 31,
	2014	2013
2021 Senior Notes (5.25% fixed rate) due May 2021	$175.0	$175.0
Neenah Germany revolving lines of credit (variable rates)	—	19.3
Global Revolving Credit Facilities (variable rates) due December 2019	48.7
Neenah Germany project financing (3.8% fixed rate) due in 16 equal semi-annual installments ending December 2016	—	5.2
Second German Loan Agreement (2.45% fixed rate) due in 32 equal quarterly installments ending September 2022	10.6	12.4

Total Debt	234.3	211.9
Less: Debt payable within one year	1.4	21.4

Long-term debt	$232.9	$190.5

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 6. Debt (Continued)

Unsecured Senior Notes

2021 Senior Notes

In May 2013, the Company completed an underwritten offering of eight-year senior unsecured notes (the "2021 Senior Notes") at a face amount of $175 million. The 2021 Senior Notes bear interest at a rate of 5.25%, payable in arrears on May 15 and November 15 of each year, commencing on November 15, 2013, and mature on May 15, 2021. Proceeds from this offering were used to redeem the remaining $70 million outstanding principal amount of ten-year 7.375% senior unsecured notes, originally issued on November 30, 2004, to repay approximately $56 million in outstanding revolving credit agreement borrowings and for general corporate purposes. The 2021 Senior Notes are fully and unconditionally guaranteed by substantially all of the Company's domestic subsidiaries (the "Guarantors"). The 2021 Senior Notes were sold in a private placement transaction, have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold absent registration or an applicable exemption from registration requirements.

The 2021 Senior Notes are senior unsecured obligations of the Company and rank equally in right of payment with all its existing and future senior unsecured indebtedness. The guarantees of the 2021 Senior Notes are senior unsecured obligations of the Guarantors and rank equally in right of payment with all existing and future senior unsecured indebtedness of the Guarantors. The 2021 Senior Notes and the guarantees of the 2021 Senior Notes are effectively subordinated to the Company's and the Guarantors' existing and future secured indebtedness (to the extent of the value of the collateral) and are structurally subordinated to all indebtedness and other obligations of the Company's subsidiaries that do not guarantee the 2021 Senior Notes, including the trade creditors of such non-guarantor subsidiaries.

The 2021 Senior Notes contain terms, covenants and events of default with which the Company must comply, which the Company believes are ordinary and standard for notes of this nature. Among other things, the 2021 Senior Notes contain covenants restricting our ability to incur certain additional debt, make specified restricted payments, pay dividends, authorize or issue capital stock, enter into transactions with our affiliates, consolidate or merge with or acquire another business, sell certain of our assets or liquidate, dissolve or wind-up the Company. As of December 31, 2014, the Company was in compliance with all terms of the indenture for the 2021 Senior Notes.

Amended and Restated Secured Revolving Credit Facility

In December 2014, the Company amended and restated its existing credit facility by entering into the Third Amended and Restated Credit Agreement (the "Third Amended Credit Agreement") by and among the Company and certain of its domestic subsidiaries as the "Domestic Borrowers", Neenah Services GmbH & Co. KG ("Neenah Services") and certain of its German subsidiaries as the "German Borrowers", certain other subsidiaries as the "German Guarantors", the financial institutions signatory to the Third Amended Credit Agreement as lenders (the "Lenders"), and JPMorgan Chase Bank, N.A., as agent for the Lenders (the "Administrative Agent").

The Third Amended Credit Agreement, among other things: (1) increases the maximum principal amount of the existing credit facility for the Domestic Borrowers to $125 million (the "U.S. Revolving Credit Facility"); (2) establishes a secured, multicurrency, revolving credit facility for the German Borrowers in the maximum principal amount of $75 million (the "German Revolving Credit Facility," and together with the U.S. Revolving Credit Facility, the "Global Revolving Credit Facilities"); (3) causes the Company and the other Domestic Borrowers to guarantee, among other things, the obligations of the German Borrowers arising under the German Revolving Credit Facility; (4) provides for the Global Revolving Credit Facilities to mature on December 18, 2019; and (5) provides for an accordion feature permitting one or more increases in the Global Revolving Credit Facilities in an aggregate principal amount not exceeding $50 million, such that the aggregate commitments under the Global Revolving Credit Facilities do not exceed $250 million. In addition, the Domestic Borrowers may request letters of credit under the U.S. Revolving Credit Facility in an aggregate face amount not to exceed

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 6. Debt (Continued)

$20 million outstanding at any time, and the German Borrowers may request letters of credit under the German Revolving Credit Facility in an aggregate face amount not to exceed $2 million outstanding at any time.

Proceeds of borrowings under the Global Revolving Credit Facilities may be used to finance working capital needs, permitted acquisitions, permitted investments (including certain intercompany loans), certain dividends, distributions and other restricted payments, and for other general corporate purposes.

The right of the Domestic Borrowers to borrow and obtain letters of credit under the U.S. Revolving Credit Facility is subject to, among other things, the borrowing base of the Domestic Borrowers on a consolidated basis (the "Domestic Borrowing Base"). The right of the German Borrowers to borrow and obtain letters of credit under the German Revolving Credit Facility is similarly subject to a borrowing base requirement (the "German Borrowing Base"). The German Borrowing Base is initially determined on a combined basis for all German Borrowers. Under certain circumstances (including the occurrence of an event of default resulting from an act or omission of any German Borrower or German Guarantor), the Administrative Agent may require the German Borrowing Base to be determined separately for each of the German Borrowers. At its option the Company may, from time to time, allocate a portion of the Domestic Borrowing Base to the German Borrowing Base (resulting in a corresponding reduction of the Domestic Borrowing Base); however, the principal amount of borrowings and the outstanding letter of credit exposure under the German Revolving Credit Facility may not at any time exceed the German Revolving Credit Facility commitment amount then in effect.

The guarantees of the German Guarantors are limited solely to the German Revolving Credit Facility obligations. Under the terms of the Third Amended Credit Agreement and related loan documentation, neither the German Borrowers nor the German Guarantors (collectively, the "German Loan Parties") will be liable for any obligations relating to the U.S. Revolving Credit Facility. The Global Revolving Credit Facilities are secured by liens on all or substantially all of the assets of the Domestic Borrowers. The German Revolving Credit Facility is secured by liens on all or substantially all of the assets of the German Borrowers and certain assets of the German Guarantors. Any liens granted by the German Loan Parties secure only the German Revolving Credit Facility obligations.

Under the terms of the Third Amended Credit Agreement, borrowing under the U.S. Revolving Credit Facility will bear interest at either (1) a prime rate-based index, (2) the federal funds rate, or (3) LIBOR (which cannot be less than zero percent) plus 1.00% plus an applicable margin ranging from 0.00% to 3.00%, depending on the amount of availability under the Third Amended Credit Agreement. Borrowing under the German Revolving Credit Facility will bear interest at LIBOR (which cannot be less than zero percent) plus an applicable margin ranging from 1.50% to 2.00%, depending on the amount of availability under the Third Amended Credit Agreement. Until the tenth business day after delivery of the Company's borrowing base compliance certificate for the month ending June 30, 2015, the applicable margin on borrowings will be 0.25% for prime rate-based borrowings, and 1.75% for LIBOR-based borrowings. The Company is also required to pay a monthly commitment fee on the unused amounts available under the Global Revolving Credit Facilities at a per annum rate of 0.25%.

The Third Amended Credit Agreement contains covenants with which the Company and its subsidiaries must comply during the term of the agreement, which the Company believes are ordinary and standard for agreements of this nature. Among other things, such covenants restrict the ability of the Company and its subsidiaries to incur certain debt, incur or create certain liens, make specified restricted payments, authorize or issue capital stock, enter into transactions with their affiliates, consolidate, merge with or acquire another business, sell certain of their assets, or dissolve or wind up. In addition, if the aggregate availability under the Global Revolving Credit Facilities is less than the greater of (i) $25 million and (ii) 12.5% of the maximum aggregate commitments under the Global Revolving Credit Facilities as then in effect, the Company will be subject to increased reporting obligations and controls until such time as availability is more than the greater of (a) $35 million and (b) 17.5% of the maximum aggregate commitments under the Global Revolving Credit Facilities as then in effect.

If aggregate availability under the Global Revolving Credit Facilities is less than the greater of (i) $20 million and (ii) 10% of the maximum aggregate commitments under the Global Revolving Credit Facilities as then in effect, the Company is required to comply with a fixed charge coverage ratio (as defined in the Third Amended Credit

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 6. Debt (Continued)

Agreement) of not less than 1.1 to 1.0 for the preceding four-quarter period, tested as of the end of each quarter. Such compliance, once required, would no longer be necessary once (x) aggregate availability under the Global Revolving Credit Facilities exceeds the greater of (i) 17.5% of the aggregate commitment for the Global Revolving Credit Facilities and (ii) $35 million for 60 consecutive days and (y) no default or event of default has occurred and is continuing during such 60-day period. As of December 31, 2014, aggregate availability under the Global Revolving Credit Facilities exceeded the minimum required amount, and the Company is not required to comply with such fixed charge coverage ratio.

The Third Amended Credit Agreement also contains events of default customary for financings of this type, including failure to pay principal or interest, materially false representations or warranties, failure to observe covenants and certain other terms of the Third Amended Credit Agreement, cross-defaults to certain other indebtedness, bankruptcy, insolvency, various ERISA and foreign pension violations, the incurrence of material judgments and changes in control.

Subject to certain conditions (including the absence of a default or event of default under the Third Amended Credit Agreement), the Third Amended Credit Agreement permits the Company the make up to $10 million in cash repurchases of its outstanding common stock during each fiscal year, beginning in 2015, and to pay up to $25 million in cash dividends to its stockholders during any period of 12 consecutive months; however, such stock repurchases can be made, and such cash dividends can be paid, on an unlimited basis if pro forma aggregate availability under the Global Revolving Credit Facilities is greater than or equal to the greater of (i) $25 million and (ii) 12.5% of the aggregate commitment under the Global Revolving Credit Facilities, at all times during the 60-day period ending on the date of such repurchase or dividend payment.

Availability under the Global Revolving Credit Facilities varies over time depending on the value of the Company's inventory, receivables and various capital assets. As of December 31, 2014, the Company had $48.7 million outstanding under the Global Revolving Credit Facilities and $145.8 million of available credit (based on exchange rates at December 31, 2014). As of December 31, 2014, the weighted-average interest rate on outstanding Revolver borrowings was 1.8 percent per annum.

In June 2013, the Company amended the Second Amended and Restated Credit Agreement (as amended, the "Bank Credit Agreement") to, among other things; (i) modify the Second Amended and Restated Credit Agreement's accordion feature to permit the Company, subject to certain conditions, to increase the aggregate revolving credit facility commitments by up to $30 million, to a maximum amount of $180 million (ii) increase the Company's allowable dividends paid to shareholders in any period of 12 consecutive months to $25 million, (iii) allow the Company to repurchase up to $30 million of its own common stock on or before December 31, 2014, with no more than $15 million of that amount to be repurchased on or before December 31, 2014, and (iv) make certain definitional and administrative changes. As of December 31, 2013, the Company had a $105 million Revolver pursuant to the Bank Credit Agreement of which no amounts were outstanding.

The Company's ability to pay cash dividends on its common stock is also limited under the terms of the 2021 Senior Notes. As of December 31, 2014, under the most restrictive terms of the 2021 Senior Notes and the Third Amended Credit Agreement, the Company's ability to pay cash dividends on its common stock was limited to a total of $25 million in a 12-month period.

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

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 6. Debt (Continued)

Second German Loan Agreement. In January 2013, Neenah Germany entered into a project financing agreement for the construction of a melt blown machine (the "Second German Loan Agreement"). The agreement provides for €9.0 million of construction financing which is secured by the melt blown machine. The loan matures in September 2022 and principal is repaid in equal quarterly installments beginning in December 2014. The interest rate on amounts outstanding is 2.45% based on actual days elapsed in a 360-day year and is payable quarterly. At December 31, 2014, €8.7 million ($10.6 million, based on exchange rates at December 31, 2014) was outstanding under the Second German Loan Agreement.

Neenah Germany Revolving Lines of Credit

HypoVereinsbank Line of Credit. Neenah Germany had a revolving line of credit with HypoVereinsbank (the "HypoVereinsbank Line of Credit") that provided for borrowings of up to €15 million for general corporate purposes. The Company cancelled the HypoVereinsbank Line of Credit upon entering into the Third Amended Credit Agreement. As of December 31, 2013, the weighted-average interest rate on outstanding HypoVereinsbank Line of Credit borrowings was 3.1 percent per annum.

Commerzbank Line of Credit. In January 2012, Neenah Germany entered into an agreement with Commerzbank AG ("Commerzbank") to provide up to €3.0 million of unsecured revolving credit borrowings for general corporate purposes (the "Commerzbank Line of Credit"). In February 2013, the Company and Commerzbank amended the Commerzbank Line of Credit to provide up to €5.0 million of unsecured revolving credit borrowings. The Company cancelled the Commerzbank Line of Credit upon entering into the Third Amended Credit Agreement. As of December 31, 2013, the weighted average interest rate on Commerzbank Line of Credit borrowings was 2.9 percent per annum.

Principal Payments

The following table presents the Company's required debt payments:

	2015	2016	2017	2018	2019	Thereafter	Total
Debt payments	$1.4	$1.4	$1.4	$1.4	$50.0	$178.7	$234.3

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

During 2014, the Company offered a one-time lump sum payout option to all eligible U.S. participants with a deferred vested pension benefit (the participant had a vested pension benefit but was no longer an employee of the Company and was not in retirement status) in the Neenah Paper Pension Plan. For the year ended December 31, 2014, approximately 425 individuals elected to receive their pension benefit as a lump-sum payment and the Company paid a total of $14.0 million in such lump-sum payments. For the years ended December 31, 2014, 2013 and 2012, benefit payments under certain post-retirement benefit plans exceeded the sum of expected service cost and interest costs for these plans for the respective calendar years. In accordance with ASC Topic 715, Compensation — Retirement Benefits ("ASC Topic 715"), the Company measured the liabilities of the post-retirement benefit plans and recognized settlement losses of $3.5 million, $0.2 million and $3.5 million, respectively.

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 7. Pension and Other Postretirement Benefits (Continued)

The Company's funding policy for its U.S. qualified defined benefit plan is to contribute assets to fully fund the projected benefit obligation. Subject to regulatory and tax deductibility limits, any funding shortfall is to be eliminated over a reasonable number of years. Nonqualified plans providing pension benefits in excess of limitations imposed by taxing authorities are not funded. There is no legal or governmental obligation to fund Neenah Germany's benefit plans and as such the Neenah Germany defined benefit plans are currently unfunded. As of December 31, 2014, Neenah Germany had investments of $2.0 million that were restricted to the payment of certain post-retirement employee benefits. As of December 31, 2014, $0.6 million and $1.4 million of such investments are classified as prepaid and other current assets and other assets, respectively, on the consolidated balance sheet.

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

During 2014, the Society of Actuaries released a new mortality table, which is believed to better reflect mortality improvements and is to be used in calculating defined benefit pension obligations. The Company adopted these new tables for its U.S. pension plans for use in determining its projected benefit obligations. Adoption of the new mortality tables increased the Company's projected benefit obligation by approximately $5.5 million at December 31, 2014.

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

The Company's obligations for postretirement benefits other than pensions are measured annually as of December 31. At December 31, 2014, the assumed inflationary health care cost trend rates used to determine obligations at December 31, 2014 and costs for the year ended December 31, 2014 were 7.0 percent gradually decreasing to an ultimate rate of 4.5 percent in 2027. The assumed inflationary health care cost trend rates used to determine obligations at December 31, 2013 and costs for the year ended December 31, 2014 were 7.3 percent gradually decreasing to an ultimate rate of 4.5 percent in 2027.

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 7. Pension and Other Postretirement Benefits (Continued)

The following table reconciles the benefit obligations, plan assets, funded status and net liability information of the Company's pension and other postretirement benefit plans.

	Pension Benefits		Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2014	2013	2014	2013
Change in Benefit Obligation:
Benefit obligation at beginning of year	$320.4	$325.3	$41.1	$46.7
Service cost	5.3	5.3	1.7	1.8
Interest cost	15.2	13.5	1.9	1.8
Currency	(7.0)	1.9	(0.5)	0.1
Actuarial (gain) loss	47.7	(12.3)	0.4	(4.0)
Benefit payments from plans	(14.4)	(13.5)	(3.9)	(3.7)
Settlement payments	(14.0)	(0.4)	—	—
Plan amendments	—	0.5	—	(1.4)
Gain on plan curtailment	—	—	—	(0.2)
Other	0.1	0.1	—	—

Benefit obligation at end of year	$353.3	$320.4	$40.7	$41.1

Change in Plan Assets:
Fair value of plan assets at beginning of year	$261.3	$239.3	$—	$—
Actual gain on plan assets	28.6	15.6	—	—
Employer contributions	24.5	18.1	—	—
Benefit payments	(12.1)	(11.3)	—	—
Settlement payments	(14.0)	(0.4)	—	—

Fair value of plan assets at end of year	$288.3	$261.3	$—	$—

Reconciliation of Funded Status
Fair value of plan assets	$288.3	$261.3	$—	$—
Projected benefit obligation	353.3	320.4	40.7	41.1

Net liability recognized in statement of financial position	$(65.0)	$(59.1)	$(40.7)	$(41.1)

Amounts recognized in statement of financial position consist of:
Current liabilities	$(2.4)	$(2.6)	$(3.6)	$(3.9)
Noncurrent liabilities	(62.6)	(56.5)	(37.1)	(37.2)

Net amount recognized	$(65.0)	$(59.1)	$(40.7)	$(41.1)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Postretirement Benefits Other than Pensions
	December 31,
	2014	2013	2014	2013
Accumulated actuarial loss	$91.2	$64.8	$4.7	$4.7
Prior service cost	1.5	1.8	(0.7)	(0.9)

Total recognized in accumulated other comprehensive income	$92.7	$66.6	$4.0	$3.8

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 7. Pension and Other Postretirement Benefits (Continued)

Summary disaggregated information about the pension plans follows:

	December 31,
	Assets Exceed ABO		ABO Exceed Assets		Total
	2014	2013	2014	2013	2014	2013
Projected benefit obligation	$290.4	$266.4	$62.9	$54.0	$353.3	$320.4
Accumulated benefit obligation	274.1	251.6	62.2	53.3	336.3	304.9
Fair value of plan assets	288.3	261.3	—	—	288.3	261.3

Components of Net Periodic Benefit Cost

	Pension Benefits			Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2014	2013	2012	2014	2013	2012
Service cost	$5.3	$5.3	$4.6	$1.7	$1.8	$1.8
Interest cost	15.2	13.5	14.1	1.9	1.8	2.1
Expected return on plan assets(a)	(16.7)	(17.1)	(15.3)	—	—	—
Recognized net actuarial loss	4.2	5.7	4.1	0.4	0.7	0.5
Amortization of prior service cost (credit)	0.3	0.3	0.3	(0.2)	(0.1)	0.2
Amount of curtailment loss recognized	—	—	—	—	—	0.3
Amount of settlement loss recognized	3.5	0.2	3.5	—	—	—

Net periodic benefit cost	$11.8	$7.9	$11.3	$3.8	$4.2	$4.9

(a)
The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income

	Pension Benefits			Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2014	2013	2012	2014	2013	2012
Net periodic benefit expense	$11.8	$7.9	$11.3	$3.8	$4.2	$4.9

Accumulated actuarial loss (gain)	26.4	(16.4)	20.8	—	(5.1)	2.7
Prior service cost (credit)	(0.3)	0.2	0.4	0.2	(1.3)	(0.2)

Total recognized in other comprehensive income	26.1	(16.2)	21.2	0.2	(6.4)	2.5

Total recognized in net periodic benefit cost and other comprehensive income	$37.9	$(8.3)	$32.5	$4.0	$(2.2)	$7.4

The estimated net actuarial loss and prior service cost for the defined benefit pension plans expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $6.7 million and $0.2 million, respectively. The estimated net actuarial loss and prior service (credit) for postretirement benefits other than pensions expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.1 million and $(0.2) million, respectively.

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 7. Pension and Other Postretirement Benefits (Continued)

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31

	Pension Benefits		Postretirement Benefits Other than Pensions
	2014	2013	2014	2013
Discount rate	3.91%	4.88%	4.05%	4.84%
Rate of compensation increase	2.92%	2.96%	—	—

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31

	Pension Benefits			Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2014	2013	2012	2014	2013	2012
Discount rate	4.88%	4.19%	5.14%	4.84%	4.12%	5.03%
Expected long-term return on plan assets	6.50%	7.00%	7.25%	—	—	—
Rate of compensation increase	2.96%	2.96%	2.95%	—	—	—

Expected Long-Term Rate of Return and Investment Strategies

The expected long-term rate of return on pension fund assets held by the Company's pension trusts was determined based on several factors, including input from pension investment consultants and projected long-term returns of broad equity and bond indices. Also considered were the plans' historical 10-year and 15-year compounded annual returns. It is anticipated that, on average, actively managed U.S. pension plan assets will generate annual long-term rates of return of approximately 6.50 percent. The expected long-term rate of return on the assets in the plans was based on an asset allocation assumption of approximately 35 percent with equity managers, with expected long-term rates of return of approximately 8 to10 percent, and 65 percent with fixed income managers, with an expected long-term rate of return of about 4 to 6 percent. The actual asset allocation is regularly reviewed and periodically rebalanced to the targeted allocation when considered appropriate.

Plan Assets

Pension plan asset allocations are as follows:

	Percentage of Plan Assets At December 31,
	2014	2013	2012
Asset Category
Equity securities	35%	35%	40%
Debt securities	65%	64%	59%
Cash and money-market funds	—%	1%	1%

Total	100%	100%	100%

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

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 7. Pension and Other Postretirement Benefits (Continued)

The target investment allocation and permissible allocation range for plan assets by category are as follows:

	Strategic Target	Permitted Range
Asset Category
Equity securities	35%	35-45%
Debt securities/Fixed Income	65%	55-65%

As of December 31, 2014, no company or group of companies in a single industry represented more than five percent of plan assets.

The Company's investment assumptions are established by an investment committee composed of members of senior management and are validated periodically against actual investment returns. As of December 31, 2014, the Company's investment assumptions are as follows:

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

For the years ended December 31, 2014, 2013 and 2012, no plan assets were invested in the Company's securities.

Cash Flows

At December 31, 2014, the Company expects to make aggregate contributions to qualified pension trusts and payments of pension benefits for unfunded pension plans in 2015 of approximately $12.4 million (based on exchange rates at December 31, 2014).

Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Plans	Postretirement Benefits Other than Pensions
2014	$15.4	$3.6
2015	16.1	3.2
2016	17.9	3.6
2017	17.8	3.9
2018	20.2	4.1
Years 2019- 2023	102.5	19.2

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 7. Pension and Other Postretirement Benefits (Continued)

Health Care Cost Trends

Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components	$—	$—
Effect on post-retirement benefit other than pension obligation	0.3	(0.4)

Defined Contribution Retirement Plans

Company contributions to defined contribution retirement plans are primarily based on the age and compensation of covered employees. Contributions to these plans, all of which were charged to expense, were $1.9 million in 2014 and 2013 and $1.8 million in 2012. In addition, the Company maintains a supplemental retirement contribution plan (the "SRCP") which is a non-qualified, unfunded defined contribution plan. The Company provides benefits under the SRCP to the extent necessary to fulfill the intent of its defined contribution retirement plans without regard to the limitations set by the Internal Revenue Code on qualified defined contribution plans. For the years ended December 31, 2014, 2013 and 2012, the Company recognized expense related to the SRCP of $0.1 million, $0.3 million and $0.2 million, respectively.

Investment Plans

The Company provides voluntary contribution investment plans to substantially all North American employees. Under the plans, the Company matches a portion of employee contributions. For the years ended December 31, 2014, 2013 and 2012, costs charged to expense for company matching contributions under these plans were $1.9 million, $1.8 million and $1.7 million, respectively.

Note 8. Stock Compensation Plans

The Company established the 2004 Omnibus Stock and Incentive Plan (the "2004 Omnibus Plan") in December 2004 and reserved 3,500,000 shares of $0.01 par value common stock ("Common Stock") for issuance under the Omnibus Plan. Pursuant to the terms of the 2004 Omnibus Plan, the compensation committee of the Company's Board of Directors may grant various types of equity-based compensation awards, including incentive and nonqualified stock options, SARs, restricted stock, RSUs, RSUs with performance conditions and performance units, in addition to certain cash-based awards. All grants under the Omnibus Plan will be made at fair market value and no grant may be repriced. In general, the options expire ten years from the date of grant and vest over a three-year service period.

At the 2013 Annual Meeting of Stockholders, the Company's stockholders approved an amendment and restatement of the 2004 Omnibus Plan (as amended and restated the "2013 Omnibus Plan"). The amendment and restatement authorized the Company to reserve an additional 1,577,000 shares of Common Stock for future issuance. As of December 31, 2014, the Company had 1,675,000 shares of Common Stock reserved for future issuance under the 2013 Omnibus Plan. As of December 31, 2014, the number of shares available for future issuance was reduced by approximately 5,000 shares for outstanding SARs where the closing market price for the Company's common stock was greater than the exercise price of the SAR. The Company accounts for stock-based compensation pursuant to the fair value recognition provisions of ASC Topic 718, Compensation — Stock Compensation ("ASC Topic 718").

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 8. Stock Compensation Plans (Continued)

Valuation and Expense Information Under ASC Topic 718

Substantially all stock-based compensation expense has been recorded in selling, general and administrative expenses. The following table summarizes stock-based compensation costs and related income tax benefits.

	Year Ended December 31,
	2014	2013	2012
Stock-based compensation expense	$6.0	$4.9	$4.9
Income tax benefit	(2.3)	(1.9)	(1.9)

Stock-based compensation, net of income tax benefit	$3.7	$3.0	$3.0

The following table summarizes total compensation costs related to the Company's equity awards and amounts recognized in the year ended December 31, 2014.

	Stock Options	Performance Shares and RSUs
Unrecognized compensation cost — December 31, 2013	$1.3	$2.0
Grant date fair value current year grants	1.2	4.9
Change in estimate of shares to be forfeited	—	(0.1)
Compensation expense recognized	(1.4)	(4.6)

Unrecognized compensation cost — December 31, 2014	$1.1	$2.2

Expected amortization period (in years)	1.9	1.7

Stock Options/SARs

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

The following tables present information regarding stock options awarded during the years ended December 31, 2014, 2013 and 2012. For the year ended December 31, 2012, the table excludes 125,000 nonqualified stock options awarded to the Company's President and Chief Executive Officer as described below:

	2014	2013	2012
Nonqualified stock options granted	95,700	111,200	97,600
Per share weighted average exercise price	$43.17	$31.23	$24.14
Per share weighted average grant date fair value	$12.72	$9.61	$8.13

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 8. Stock Compensation Plans (Continued)

The weighted-average grant date fair value for stock options granted for the years ended December 31, 2014, 2013 and 2012 was estimated using the Black-Scholes option valuation model with the following assumptions:

	2014	2013	2012
Expected term in years	5.9	5.3	4.9
Risk free interest rate	1.9%	0.9%	1.1%
Volatility	36.5%	40.4%	45.4%
Dividend yield	2.2%	1.9%	2.0%

Expected volatility and the expected term were estimated by reference to the historical stock price performance of the Company and historical data for the Company's stock option and SAR awards, respectively. The risk-free interest rate was based on the yield on U.S. Treasury bonds with a remaining term approximately equivalent to the expected term of the stock option and SAR awards. Forfeitures were estimated at the date of grant.

During the year ended December 31, 2012, the Company awarded nonqualified stock options to its President and Chief Executive Officer to purchase 125,000 shares of Common Stock (subject to forfeiture due to termination of employment and other conditions). The exercise price of such nonqualified stock option awards was $24.09 per share and the options expire in ten years. As of December 31, 2014, the Company achieved certain total return to shareholder targets and 25 percent of the award vested. For the years ending December 31, 2015 and 2016, if certain absolute total return to shareholder targets are achieved, 50 percent of the award will vest on December 31, 2015 and 100 percent will vest on December 31, 2016. Any unvested shares as of December 31, 2016 will be forfeited. The grant date fair value of such stock options was $9.55 per share and was estimated using a "Monte-Carlo" simulation valuation model.

The following table summarizes stock option activity under the Omnibus Plan for the year ended December 31, 2014:

	Number of Stock Options	Weighted-Average Exercise Price
Options outstanding — December 31, 2013	950,668	$23.36
Add: Options granted	95,670	$43.17
Less: Options exercised	437,089	$23.20
Less: Options forfeited/cancelled	5,288	$36.25

Options outstanding — December 31, 2014	603,961	$26.49

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 8. Stock Compensation Plans (Continued)

The status of outstanding and exercisable stock options as of December 31, 2014, summarized by exercise price follows:

	Options Vested or Expected to Vest
					Options Exercisable
		Weighted- Average Remaining Contractual Life (Years)
Exercise Price	Number of Options		Weighted- Average Exercise Price	Aggregate Intrinsic Value(a)	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value(a)
$7.41 — $18.90	105,529	4.5	$10.74	$5.2	105,529	$10.74	$5.2
$19.25 — $29.43	266,351	6.3	$23.45	9.8	115,480	$22.62	4.4
$30.15 — $39.97	131,615	6.1	$32.81	3.6	65,327	$34.42	1.7
$41.51 — $51.99	97,641	8.8	$43.10	1.7	6,547	$41.88	0.1

	601,136	6.3	$26.46	$20.3	292,883	$21.40	$11.4

(a)
Represents the total pre-tax intrinsic value as of December 31, 2014 that option holders would have received had they exercised their options as of such date. The pre-tax intrinsic value is based on the closing market price for the Company's common stock of $60.27 on December 31, 2014.

The aggregate pre-tax intrinsic value of stock options exercised for the years ended December 31, 2014, 2013 and 2012 was $12.7 million, $9.8 million and $5.1 million, respectively.

The following table summarizes the status of the Company's unvested stock options as of December 31, 2014 and activity for the year then ended:

	Number of Stock Options	Weighted-Average Grant Date Fair Value
Outstanding — December 31, 2013	328,436	$9.17
Add:Options granted	95,670	$12.72
Less:Options vested	111,425	$8.80
Less:Options forfeited/cancelled	1,603	$12.60

Outstanding — December 31, 2014	311,078	$10.37

As of December 31, 2014, certain participants met age and service requirements that allowed their options to qualify for accelerated vesting upon retirement. As of December 31, 2014, there were approximately 50,000 stock options subject to accelerated vesting that such participants would have been eligible to exercise if they had retired as of such date. The aggregate grant date fair value of options subject to accelerated vesting was $0.5 million. For the year ended December 31, 2014, stock-based compensation expense for such options was $0.3 million. For the year ended December 31, 2014, the aggregate grant date fair value of options vested, including options subject to accelerated vesting, was $1.5 million. Stock options that reflect accelerated vesting for expense recognition become exercisable according to the contract terms of the stock option grant.

Performance Units/RSUs

For the year ended December 31, 2014, the Company granted target awards of 60,900 Performance Units. The measurement period for the Performance Units is January 1, 2014 through December 31, 2014. RSUs equal to not less than 40 percent and not more than 200 percent of the Performance Unit target will be awarded based on the Company's growth in return on invested capital, consolidated revenue growth, the percentage of consolidated free cash flow to revenue and total return to shareholders relative to the companies in the Russell 2000® Value small cap index. The RSUs will vest on December 31, 2016. During the vesting period, the holders of these RSUs are entitled to dividends, but the RSUs do not have voting rights and are subject to forfeiture due to termination of employment and other conditions. For the year ended December 31, 2014, 107,000 RSUs or approximately

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 8. Stock Compensation Plans (Continued)

185 percent of the Performance Unit targets were earned. The market price on the date of grant for the Performance Units was $42.82 per share. The Company is recognizing stock-based compensation expense pro-rata over the vesting term of the RSUs.

For the year ended December 31, 2014, the Company awarded 8,100 RSUs to non-employee members of the Board of Directors and 2,770 RSUs to employees. The weighted average grant date fair value of such awards was $49.76 per share and the awards vest one year from the date of grant. During the vesting period, the holders of the RSUs are entitled to dividends, but the RSUs do not have voting rights and are forfeited in the event the holder is no longer an employee or member of the Board of Directors on the vesting date.

The following table summarizes the activity of the Company's unvested stock-based awards (other than stock options) for the years ended December 31, 2014, 2013 and 2012:

	RSUs	Weighted- Average Grant Date Fair Value	Performance Units	Weighted- Average Grant Date Fair Value
Outstanding — December 31, 2011	1,045,830	$9.87	—	—
Shares granted(a)	12,912	$22.72	103,000	$36.13
Shares vested	(837,179)	$8.23	—	—
Shares expired or cancelled	—	—	(5,100)	$36.13

Outstanding — December 31, 2012	221,563	$16.81	97,900	$36.13
Shares granted(a)	12,220	$31.26	78,900	$49.28
Shares vested	(220,762)	$17.23	—	—
Performance Shares vested	145,871	$24.25	(97,900)	$36.13
Shares expired or cancelled	(6,701)	$19.73	(1,900)	$49.28

Outstanding — December 31, 2013	152,191	$24.36	77,000	$49.28
Shares granted(a)	11,492	$49.78	60,900	$74.79
Shares vested	(150,270)	$22.60	—	—
Performance Shares vested	94,710	$29.15	(77,000)	$35.85
Shares expired or cancelled	(2,829)	$29.15	(2,630)	$74.79

Outstanding — December 31, 2014	105,294	$31.15	58,270	$74.79

(a)
For the years ended December 31, 2014, 2013 and 2012, includes 622 RSUs, 950 RSUs and 887 RSUs, respectively, that were granted in lieu of cash dividends. Such dividends-in-kind vest concurrently with the underlying RSUs.

(b)
The aggregate pre-tax intrinsic value of outstanding RSUs as of December 31, 2014 was $6.3 million.

The aggregate pre-tax intrinsic value of restricted stock and RSUs that vested for the years ended December 31, 2014, 2013 and 2012 was $8.9 million, $9.3 million and $21.6 million, respectively.

Excess Tax Benefits

ASC Topic 718 requires the reporting of excess tax benefits related to the exercise or vesting of stock-based awards as cash provided by financing activities within the statement of cash flows. Excess tax benefits represent the difference between the tax deduction the Company will receive on its tax return for compensation recognized by employees upon the vesting or exercise of stock-based awards and the tax benefit recognized for the grant date fair value of such awards. As of December 31, 2014, 2013 and 2012, because the Company had unused NOLs its excess tax benefits did not result in a reduction in taxes paid and therefore a reduction in cash flow from operations is recorded to offset the amount of excess tax benefits reported in cash flows from financing activities.

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 8. Stock Compensation Plans (Continued)

For the years ended December 31, 2014, 2013 and 2012, the Company recognized excess tax benefits related to the exercise or vesting of stock-based awards of $5.6 million, $2.6 million and $6.1 million, respectively.

Note 9. Stockholders' Equity

Common Stock

The Company has authorized 100 million shares of Common Stock. Holders of the Company's Common Stock are entitled to one vote per share.

In May 2014, the Company's Board of Directors authorized a program that would allow the Company to repurchase up to $25 million of its outstanding Common Stock through May 2015 (the "2014 Stock Purchase Plan"). The Company had a $10 million share repurchase program in place during the preceding 12 months that expired in May 2014 (the "2013 Stock Purchase Plan"). For the year ended December 31, 2014, the Company acquired 23,000 shares of Common Stock at an aggregate cost of $1.1 million under the 2014 Stock Purchase Plan. For the year ended December 31, 2013, there were no purchases under the 2013 Stock Purchase Plan. For the year ended December 31, 2012, the Company acquired 158,000 shares of Common Stock at an aggregate cost of $4.1 million pursuant to a $10 million share repurchase program authorized in May 2012.

Purchases by the Company under the 2014 Stock Purchase Program are made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. The 2014 Stock Purchase Program does not require the Company to purchase any specific number of shares and may be suspended or discontinued at any time. The 2014 Stock Purchase Plan is expected to be funded using cash on hand or borrowings under the Company's bank credit facility.

For the years ended December 31, 2014, 2013 and 2012, the Company acquired 56,000 shares, 111,000 shares and 302,000 shares of Common Stock, respectively, at a cost of 3.4 million, $4.6 million and $7.6 million, respectively, for shares surrendered by employees to pay taxes due on vested restricted stock awards and SARs exercised.

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

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 10. Commitments

Leases

The future minimum obligations under operating leases having a noncancelable term in excess of one year as of December 31, 2014, are as follows:

2014	$1.5
2015	1.2
2016	0.7
2017	0.2
2018	—
Thereafter	—

Future minimum lease obligations	$3.6

For the years ended December 31, 2014, 2013 and 2012 rent expense under operating leases was $4.8 million, $4.5 million and $4.2 million, respectively.

Purchase Commitments

The Company has certain minimum purchase commitments that extend beyond December 31, 2014. Commitments under these contracts are approximately $7.4 million, $1.1 million, $1.1 million and $1.2 million for the years ended December 31, 2015, 2016, 2017 and 2018, respectively. Such purchase commitments for the year ended December 31, 2015 are primarily for coal contracts. Although the Company is primarily liable for payments on the above-mentioned leases and purchase commitments, management believes exposure to losses, if any, under these arrangements is not material.

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

Indemnifications

Pursuant to a Distribution Agreement, an Employee Matters Agreement and a Tax Sharing Agreement, the Company has agreed to indemnify Kimberly-Clark for certain liabilities or risks related to the Spin-Off. Many of the potential indemnification liabilities under these agreements are unknown, remote or highly contingent. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable agreement. For these reasons, the Company is unable to estimate the maximum potential amount of the possible future liability under the indemnity provisions of these agreements. However, the Company accrues for any potentially indemnifiable liability or risk under these agreements for which it believes a future payment is probable and a range of loss can be reasonably estimated. As of December 31,

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 11. Contingencies and Legal Matters (Continued)

2014, management believes the Company's liability, if any, under such indemnification obligations was not material to the consolidated financial statements.

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

The Company incurs capital expenditures necessary to meet legal requirements and otherwise relating to the protection of the environment at its facilities in the United States and internationally. For these purposes, the Company has planned capital expenditures for environmental projects during the period 2015 through 2017 of approximately $1 million to $2 million annually. The Company's anticipated capital expenditures for environmental projects are not expected to have a material effect on our financial condition, results of operations or liquidity.

Employees and Labor Relations

As of December 31, 2014, the Company had approximately 2,000 regular full-time employees of whom 830 hourly and 395 salaried employees were located in the United States and 490 hourly and 285 salaried employees were located in Germany.

Except for the Pittsfield, Massachusetts mills which are non-union, hourly employees at the Whiting, Neenah, Munising and Appleton paper mills are represented by the United Steelworkers Union (the "USW"). In February 2013, the Company reached agreement with the USW on new collective bargaining agreements for all of its U.S. paper mills. The new agreements between the Whiting, Neenah, Munising and Appleton paper mills and the USW expire on January 31, 2018, June 30, 2018, July 14, 2018 and May 31, 2019, respectively. On pension matters the Whiting, Neenah, Munising and Appleton paper mills have bargained jointly with the union. The current agreement on pension matters will remain in effect until September 2019.

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

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 12. Discontinued Operations

In March 2010, the Company concluded its operating activities in Canada; however, the Company has certain continuing post-employment benefit obligations related to its former Canadian operations.

The following table presents the results of discontinued operations:

	Year Ended December 31,
	2014	2013 (a)	2012 (b)
Discontinued operations:
Income (loss) before income taxes	$—	$4.2	$(0.1)
Provision (benefit) for income taxes	—	1.6	(4.5)

Income (loss) from discontinued operations, net of income taxes	$—	$2.6	$4.4

(a)
During the first quarter of 2013, the Company received a refund of excess pension contributions from the terminated Terrace Bay pension plan. As a result, the Company recorded income before income taxes from discontinued operations of $4.2 million and a related provision for income taxes of $1.6 million.

(b)
In November 2012, audits of the 2007 and 2008 tax years were finalized with a finding of no additional taxes due. As a result, the Company recognized a non-cash tax benefit of $4.5 million related to the reversal of certain liabilities for uncertain income tax positions.

Note 13. Business Segment and Geographic Information

The Company reports its operations in two primary segments: Technical Products and Fine Paper and Packaging (formerly known as Fine Paper). On January 1, 2015, we changed the name of our Fine Paper segment to Fine Paper and Packaging. The name change better reflects the increasing importance, and plans for continued growth, of our premium packaging products.

The technical products business is an international producer of transportation, water and other filter media and durable, saturated and coated substrates for industrial products backings and a variety of other end markets. The fine paper and packaging business is a leading supplier of premium printing, packaging and other high end specialty papers in North America. Each segment employs different technologies and marketing strategies. In addition, the Company reports in the Other segment results for the non-premium Index, Tag and Vellum Bristol product lines acquired as part of the purchase of the Wausau brands. Disclosure of segment information is on the same basis that management uses internally for evaluating segment performance and allocating resources. Transactions between segments are eliminated in consolidation. The costs of shared services, and other administrative functions managed on a common basis, are allocated to the segments based on usage, where possible, or other factors based on the nature of the activity. General corporate expenses that do not directly support the operations of the business segments are shown as Unallocated corporate costs. The accounting policies of the reportable operating segments are the same as those described in Note 2, "Summary of Significant Accounting Policies."

Business Segments

	Year Ended December 31,
	2014	2013	2012
Net sales
Technical Products	$466.6	$416.1	$406.6
Fine Paper and Packaging	409.0	401.8	372.7
Other	27.1	26.6	29.5

Consolidated	$902.7	$844.5	$808.8

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 13. Business Segment and Geographic Information (Continued)

	Year Ended December 31,
	2014	2013	2012
Operating income (loss)
Technical Products (a)	$46.9	$38.6	$37.6
Fine Paper and Packaging (b)	61.2	59.8	50.0
Other	(0.4)	1.2	2.4
Unallocated corporate costs (c)	(20.2)	(15.8)	(19.6)

Consolidated	$87.5	$83.8	$70.4

(a)
Operating income for the year ended December 31, 2014 includes acquisition related integration costs of $1.0 million and $1.2 million of restructuring costs. Operating income for the year ended December 31, 2013 includes $0.2 million of restructuring costs.

(b)
Operating income for the years ended December 31, 2013 and 2012 include acquisition related integration costs of $0.4 million and $5.8 million, respectively.

(c)
Unallocated corporate costs for the year ended December 31, 2014 includes a pension plan settlement charge of $3.5 million, a loss on the early extinguishment of debt of $0.2 million and $0.7 million of restructuring costs. Unallocated corporate costs for the year ended December 31, 2013 includes a pension plan settlement charge of $0.2 million and a loss on the early extinguishment of debt of $0.5 million. Unallocated corporate costs for the year ended December 31, 2012 includes a pension plan settlement charge of $3.5 million and a loss on the early extinguishment of debt of $0.6 million.

	Year Ended December 31,
	2014	2013	2012
Depreciation and amortization
Technical Products	$18.5	$16.4	$15.7
Fine Paper and Packaging	8.6	9.3	9.4
Corporate	2.9	3.7	3.7

Consolidated	$30.0	$29.4	$28.8

	Year Ended December 31,
	2014	2013	2012
Capital expenditures
Technical Products	$16.8	$21.5	$14.7
Fine Paper and Packaging	10.0	5.0	10.2
Corporate	1.1	2.2	0.2

Consolidated	$27.9	$28.7	$25.1

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 13. Business Segment and Geographic Information (Continued)

	December 31,
	2014	2013
Total Assets (a)
Technical Products	$419.1	$365.9
Fine Paper and Packaging	223.6	206.9
Corporate and other (b)	87.9	103.1

Total	$730.6	$675.9

(a)
Segment identifiable assets are those that are directly used in the segments operations.

(b)
Corporate assets are primarily cash, deferred income taxes and deferred financing costs.

Geographic Information

	Year Ended December 31,
	2014	2013	2012
Net sales
United States	$612.0	$564.4	$543.4
Europe	290.7	280.1	265.4

Consolidated	$902.7	$844.5	$808.8

	December 31,
	2014	2013
Total Assets
United States	$456.1	$365.1
Canada	0.4	1.0
Europe	274.1	309.8

Consolidated	$730.6	$675.9

Net sales are attributed to geographic areas based on the physical location of the selling entities.

Concentrations

In July 2014, Unisource Worldwide, Inc ("Unisource") and xpedx, formerly owned by International Paper ("xpedx") merged to form Veritiv Corporation. For the years ended December 31, 2014, 2013 and 2012 sales to Unisource and xpedx represented approximately 10 percent of the Company's consolidated net sales. For the years ended December 31, 2014, 2013 and 2012 sales to Unisource and xpedx represented approximately 20 percent, 20 percent and 25 percent, respectively of net sales of the fine paper and packaging business. Except for certain specialty latex grades and specialty softwood pulp used by Technical Products, management is not aware of any significant concentration of business transacted with a particular supplier that could, if suddenly eliminated, have a material effect on its operations.

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 14. Supplemental Data

Supplemental Statement of Operations Data

Summary of Advertising and Research and Development Expenses

	Year Ended December 31,
	2014	2013	2012
Advertising expense	$7.2	$7.6	$8.4
Research and development expense	6.4	6.1	5.6

(a)
Adverting expense and research and development expense are recorded in selling, general and administrative expenses on the consolidated statements of operations.

Supplemental Balance Sheet Data

Summary of Accounts Receivable — net

	December 31,
	2014	2013
From customers	$88.8	$92.0
Less allowance for doubtful accounts and sales discounts	(1.8)	(1.5)

Total	$87.1	$90.5

Summary of Inventories

	December 31,
	2014	2013
Inventories by Major Class:
Raw materials	$28.5	$20.3
Work in progress	23.2	22.9
Finished goods	67.1	67.3
Supplies and other	6.5	4.5

	125.3	115.0
Excess of FIFO over LIFO cost	(14.0)	(13.9)

Total	$111.3	$101.1

The FIFO value of inventories valued on the LIFO method was $95.7 million and $86.6 million at December 31, 2014 and 2013, respectively.

Summary of Prepaid and Other Current Assets

	December 31,
	2014	2013
Prepaid and other current assets	$8.6	$10.3
Spare parts	7.1	6.7

Total	$15.7	$17.0

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 14. Supplemental Data (Continued)

Summary of Property, Plant and Equipment — Net

	December 31,
	2014	2013
Land and land improvements	$20.0	$21.7
Buildings	117.0	114.1
Machinery and equipment	500.9	496.3
Construction in progress	14.6	5.0

	652.5	637.1
Less accumulated depreciation	382.5	375.4

Net Property, Plant and Equipment	$270.0	$261.7

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $26.7 million, $26.7 million and $26.2 million, respectively. Interest expense capitalized as part of the costs of capital projects was $0.1 million, $0.2 million and $0.1 million, respectively, for the years ended December 31, 2014, 2013 and 2012.

Summary of Accrued Expenses

	December 31,
	2014	2013
Accrued salaries and employee benefits	$24.5	$23.1
Amounts due to customers	8.9	7.5
Liability for uncertain income tax positions	—	0.4
Accrued interest	1.2	1.2
Accrued income taxes	1.0	2.0
Other	10.2	11.6

Total	$45.8	$45.8

Summary of Noncurrent Employee Benefits

	December 31,
	2014	2013
Pension benefits	$63.3	$57.1
Post-employment benefits other than pensions	39.8	40.6

Total (a)	$103.1	$97.7

(a)
Includes $3.4 million and $4.0 million in long-term disability benefits due to Terrace Bay retirees and SRCP benefits as of December 31, 2014 and 2013, respectively.

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 14. Supplemental Data (Continued)

Supplemental Cash Flow Data

Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2014	2013	2012
Cash paid during the year for interest, net of interest expense capitalized	$10.3	$9.9	$13.1
Cash paid during the year for income taxes, net of refunds	6.3	5.4	6.7
Non-cash investing activities:
Liability for equipment acquired	4.1	1.8	2.2

Net cash provided by (used in) changes in working capital

	Year Ended December 31,
	2014	2013	2012
Accounts receivable	$4.7	$(9.4)	$(7.7)
Inventories	(5.6)	4.8	(26.8)
Income taxes (receivable) payable	(0.3)	(0.1)	(1.1)
Prepaid and other current assets	1.2	(2.7)	—
Accounts payable	6.8	1.3	5.0
Accrued expenses	2.2	(0.5)	9.7

Total	$9.0	$(6.6)	$(20.9)

Note 15. Unaudited Quarterly Data

	2014 Quarters
	First	Second	Third	Fourth (b)(c)	Year (a)(b)(c)
Net Sales	$225.1	$230.4	$230.6	$216.6	$902.7
Gross Profit	43.4	47.2	42.8	43.8	177.2
Operating Income	23.0	25.9	22.1	16.5	87.5
Net Income	13.2	15.0	13.6	26.9	68.7
Earnings Per Common Share:
Basic	$0.79	$0.89	$0.81	$1.59	$4.09

Diluted	$0.78	$0.88	$0.80	$1.57	$4.03

(a)
Includes integration/restructuring costs of $2.9 million.

(b)
Includes a loss on the early extinguishment of debt of $0.2 million.

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 15. Unaudited Quarterly Data (Continued)

(c)
Includes a pension plan settlement charge of $3.5 million.

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

(c)
Includes a pension plan settlement charge of $0.2 million.

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

SCHEDULE II

NEENAH PAPER, INC. AND SUBSIDIARIES
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Account	Write-offs and Reclassifications	Balance at End of Period
December 31, 2014
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$0.9	$0.5	$—	$(0.1)	$1.3
Allowance for sales discounts	0.6	(0.1)	—	—	0.5
December 31, 2013
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$1.4	$0.4	$—	$(0.9)	$0.9
Allowance for sales discounts	0.5	0.1	—	—	0.6
Valuation allowance — deferred income taxes	0.4	—	—	(0.4)	—
December 31, 2012
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$1.4	$0.2	$—	$(0.2)	$1.4
Allowance for sales discounts	0.5	—	—	—	0.5
Valuation allowance — deferred income taxes	1.7	(1.3)	—	—	0.4