Form 10-Q
period 2015-03-31
Neenah Paper Inc
filed 2015-05-07
CIK 1296435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 24, 2015, there were approximately 16,725,000 shares of the Company’s common stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net sales	$228.2	$225.1
Cost of products sold	177.3	181.7
Gross profit	50.9	43.4
Selling, general and administrative expenses	21.9	19.9
Restructuring costs	—	0.3
Other expense - net	0.2	0.2
Operating income	28.8	23.0
Interest expense - net	3.0	2.8
Income from operations before income taxes	25.8	20.2
Provision for income taxes	9.5	7.0
Net income	$16.3	$13.2

Earnings Per Common Share
Basic	$0.96	$0.79
Diluted	$0.95	$0.78

Weighted Average Common Shares Outstanding (in thousands)
Basic	16,737	16,459
Diluted	16,988	16,769
Cash Dividends Declared Per Share of Common Stock	$0.30	$0.24

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$16.3	$13.2
Unrealized foreign currency translation loss	(13.4)	—
Reclassification of amortization of adjustments to pension and other postretirement benefit liabilities recognized in net periodic benefit cost (Note 6)	1.8	1.1
Income (loss) from other comprehensive income items	(11.6)	1.1
Provision for income taxes	0.6	0.4
Other comprehensive income (loss)	(12.2)	0.7
Comprehensive income	$4.1	$13.9

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$58.8	$72.6
Accounts receivable (less allowances of $2.0 million and $1.8 million)	111.6	87.1
Inventories	105.6	111.3
Deferred income taxes	14.1	15.8
Prepaid and other current assets	13.6	15.7
Total Current Assets	303.7	302.5
Property, Plant and Equipment, at cost	630.3	652.5
Less accumulated depreciation	378.9	382.5
Property, plant and equipment—net	251.4	270.0
Deferred Income Taxes	26.8	29.9
Goodwill	47.5	51.5
Intangible Assets—net	56.8	58.9
Other Assets	16.8	17.8
TOTAL ASSETS	$703.0	$730.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$1.2	$1.4
Accounts payable	42.3	46.9
Accrued expenses	43.6	45.8
Total Current Liabilities	87.1	94.1
Long-term Debt	222.0	232.9
Deferred Income Taxes	9.5	10.6
Noncurrent Employee Benefits	95.9	103.1
Other Noncurrent Obligations	1.4	1.2
TOTAL LIABILITIES	415.9	441.9
Contingencies and Legal Matters (Note 10)
TOTAL STOCKHOLDERS’ EQUITY	287.1	288.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$703.0	$730.6

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net income	$16.3	$13.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7.2	7.2
Stock-based compensation	1.9	1.4
Excess tax benefits from stock-based compensation (Note 7)	(0.5)	(1.9)
Deferred income tax provision	4.6	4.7
Non-cash effects of changes in liabilities for uncertain income tax positions	(0.2)	—
Increase in working capital	(25.5)	(6.8)
Pension and other postretirement benefits	0.8	(2.8)
Other	0.5	(0.2)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5.1	14.8
INVESTING ACTIVITIES
Capital expenditures	(5.7)	(4.3)
Purchase of marketable securities	(0.1)	(0.1)
Other	(0.1)	(0.1)
NET CASH USED IN INVESTING ACTIVITIES	(5.9)	(4.5)
FINANCING ACTIVITIES
Repayments of long-term debt	(4.7)	—
Repayments of short-term debt	—	(6.8)
Shares purchased (Note 9)	(3.3)	(0.1)
Proceeds from exercise of stock options	0.2	2.6
Excess tax benefits from stock-based compensation (Note 7)	0.5	1.9
Cash dividends paid	(5.1)	(4.0)
NET CASH USED IN FINANCING ACTIVITIES	(12.4)	(6.4)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(0.6)	(0.1)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13.8)	3.8
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	72.6	73.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$58.8	$77.2

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest expense capitalized	$0.4	$0.3
Cash paid during period for income taxes	$3.9	$1.2
Non-cash investing activities:
Liability for equipment acquired	$1.2	$0.9

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

The technical products business is an international producer of transportation, water and other filter media and durable, saturated and coated substrates for industrial products, backings and a variety of other end markets. The fine paper and packaging business is a supplier of premium printing, packaging and other high end specialty papers primarily in North America. The Company’s premium writing, text and cover papers, and specialty papers are used in commercial printing and imaging applications for corporate identity packages, invitations, personal stationery and high-end advertising, as well as premium labels and luxury packaging.

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

The condensed consolidated financial statements of Neenah and its subsidiaries included herein are unaudited, except for the December 31, 2014 condensed consolidated balance sheet, which was derived from audited financial statements.  The condensed consolidated financial statements include the financial statements of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated from the condensed consolidated financial statements.

Earnings per Share (“EPS”)

Diluted EPS was calculated to give effect to all potentially dilutive non-participating common share equivalents using the “Treasury Stock” method. Outstanding stock options, stock appreciation rights (“SARs”) and target awards of Restricted Stock Units (“RSUs”) with performance conditions (“Performance Units”) represent the only potentially dilutive non-participating security effects on the Company’s weighted-average shares. For the three months ended March 31, 2015 and 2014 approximately 45,000 potentially dilutive options were excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s common stock for the respective three month periods during which the options were outstanding.

The following table presents the computation of basic and diluted EPS (dollars in millions except per share amounts, shares in thousands):

Earnings Per Basic Common Share

	Three Months Ended March 31,
	2015	2014
Net income	$16.3	$13.2
Distributed and undistributed amounts allocated to participating securities	(0.2)	(0.2)
Net income available to common stockholders	$16.1	$13.0

Weighted-average basic shares outstanding	16,737	16,459
Basic	$0.96	$0.79

Earnings Per Diluted Common Share

	Three Months Ended March 31,
	2015	2014
Net income	$16.3	$13.2
Distributed and undistributed amounts allocated to participating securities	(0.2)	(0.2)
Net income available to common stockholders	$16.1	$13.0

Weighted-average basic shares outstanding	16,737	16,459
Add: Assumed incremental shares under stock compensation plans	251	310

Weighted-average diluted shares	16,988	16,769
Diluted	$0.95	$0.78

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

The Company’s investments in marketable securities are accounted for as “available-for-sale securities” in accordance with ASC Topic 320, Investments — Debt and Equity Securities (“ASC Topic 320”). Pursuant to ASC Topic 320, marketable securities are reported at fair value on the condensed consolidated balance sheet and temporary unrealized holding gains and losses are reported in other comprehensive income until realized upon sale.  As of March 31, 2015, the Company had $3.3 million in marketable securities classified as “Other Assets” on the condensed consolidated balance sheet. The cost of such marketable securities was $3.2 million. Fair value for the Company’s marketable securities was estimated from Level 1 inputs. The Company’s marketable securities are restricted to the payment of benefits under its supplemental retirement contribution plan (the “SERP”).

The fair value of short and long-term debt is estimated using rates currently available to the Company for debt of the same remaining maturities. The following table presents the carrying value and the fair value of the Company’s debt.

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
2021 Senior Notes (5.25% fixed rate)	$175.0	$172.4	$175.0	$169.6
Global Revolving Credit Facilities (variable rates)	39.1	39.1	48.7	48.7
Second German Loan Agreement (2.5% fixed rate)	9.1	9.0	10.6	9.0
Total debt	$223.2	$220.5	$234.3	$227.3

(a)         The fair value for all debt instruments was estimated from Level 2 measurements.

Note 2.  Accounting Standard Changes

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (“ASC Topic 606”). ASU 2014-09 supersedes the revenue recognition guidance in ASC Topic 605, Revenue Recognition. The core principle of the guidance in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016; however, in April 2015, the FASB proposed a one year deferral of the effective date. The Company is still evaluating the impact of adopting ASU 2014-09, but the adoption of ASU 2014-09 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

As of March 31, 2015, no other amendments to the ASC had been issued that will have or are reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows.

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

The Company accounted for the transaction using the acquisition method in accordance with ASC Topic 805 “Business Combinations.” The allocation of the purchase price is based on estimates of the fair value of assets acquired and liabilities assumed as of July 1, 2014. The Company has not identified any material unrecorded pre-acquisition contingencies. The Company did not acquire any in-process research and development assets as part of the acquisition.

Note 4.  Supplemental Balance Sheet Data

The following table presents inventories by major class:

	March 31, 2015	December 31, 2014
Raw materials	$25.9	$28.5
Work in progress	20.8	23.2
Finished goods	66.6	67.1
Supplies and other	5.7	6.5
	119.0	125.3
Adjust FIFO inventories to LIFO cost	(13.4)	(14.0)
Total	$105.6	$111.3

The FIFO values of inventories valued on the LIFO method were $94.9 million and $95.7 million as of March 31, 2015 and December 31, 2014, respectively.

The following table presents changes in accumulated other comprehensive income (“AOCI”) for the three months ended March 31, 2015:

	Unrealized foreign currency translation gain (loss)	Net gain (loss) from pension and other postretirement liabilities	Accumulated other comprehensive income (loss)
AOCI — December 31, 2014	$(5.8)	$(62.6)	$(68.4)
Other comprehensive income before reclassifications	(13.4)	—	(13.4)
Amounts reclassified from AOCI	—	1.8	1.8
Income (loss) from other comprehensive income items	(13.4)	1.8	(11.6)
Provision for income taxes	—	0.6	0.6
Other comprehensive income (loss)	(13.4)	1.2	(12.2)
AOCI — March 31, 2015	$(19.2)	$(61.4)	$(80.6)

For the three months ended March 31, 2015, the Company reclassified $1.8 million of costs from accumulated other comprehensive income to cost of products sold and selling, general and administrative expenses on the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2015, the Company recognized an income tax benefit of $0.6 million related to such reclassifications classified as Provision for income taxes on the Condensed Consolidated Statements of Operations.

Note 5.  Debt

Long-term debt consisted of the following:

	March 31, 2015	December 31, 2014
2021 Senior Notes (5.25% fixed rate) due May 2021	$175.0	$175.0
Global Revolving Credit Facilities (variable rates) due December 2019	39.1	48.7
Second German Loan Agreement (2.5% fixed rate) due in 32 equal quarterly installments ending September 2022	9.1	10.6
Total debt	223.2	234.3
Less: Debt payable within one year	1.2	1.4
Long-term debt	$222.0	$232.9

Unsecured Senior Notes

2021 Senior Notes

In May 2013, the Company completed an underwritten offering of eight-year senior unsecured notes (the “2021 Senior Notes”) at a face amount of $175 million. The 2021 Senior Notes bear interest at a rate of 5.25%, payable in arrears on May 15 and November 15 of each year, commencing on November 15, 2013, and mature on May 15, 2021. The 2021 Senior Notes are fully and unconditionally guaranteed by substantially all of the Company’s domestic subsidiaries. The 2021 Senior Notes were sold in a private placement transaction, have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold absent registration or an applicable exemption from registration requirements.

The 2021 Senior Notes contain terms, covenants and events of default with which the Company must comply, which the Company believes are ordinary and standard for notes of this nature. As of March 31, 2015, the Company was in compliance with all terms of the indenture for the 2021 Senior Notes.

Amended and Restated Secured Revolving Credit Facility

In December 2014, the Company amended and restated its existing credit facility by entering into the Third Amended and Restated Credit Agreement (the “Third Amended and Restated Credit Agreement”) by and among the Company and certain of its domestic subsidiaries as the “Domestic Borrowers”, Neenah Services GmbH & Co. KG (“Neenah Services”) and certain of its German subsidiaries as the “German Borrowers”, certain other subsidiaries as the “German Guarantors”, the financial institutions signatory to the Third Amended and Restated Credit Agreement as lenders (the “Lenders”), and JPMorgan Chase Bank, N.A., as agent for the Lenders.

The Third Amended and Restated Credit Agreement, among other things: (1) provides for a secured revolving credit facility for the Domestic Borrowers in the maximum principal amount of $125 million (the “U.S. Revolving Credit Facility”); (2) provides a secured, multicurrency, revolving credit facility for the German Borrowers in the maximum principal amount of $75 million (the “German Revolving Credit Facility,” and together with the U.S. Revolving Credit Facility, the “Global Revolving Credit Facilities”); (3) causes the Company and the other Domestic Borrowers to guarantee, among other things, the obligations of the German Borrowers arising under the German Revolving Credit Facility; (4) provides for the Global Revolving Credit Facilities to mature on December 18, 2019; and (5) provides for an accordion feature permitting one or more increases in the Global Revolving Credit Facilities in an aggregate principal amount not exceeding $50 million, such that the aggregate commitments under the Global Revolving Credit Facilities do not exceed $250 million. In addition, the Domestic Borrowers may request letters of credit under the U.S. Revolving Credit Facility in an aggregate face amount not to exceed $20 million outstanding at any time, and the German Borrowers may request letters of credit under the German Revolving Credit Facility in an aggregate face amount not to exceed $2 million outstanding at any time.

Availability under the Global Revolving Credit Facilities varies over time depending on the value of the Company’s inventory, receivables and various capital assets. As of March 31, 2015, the Company had $39.1 million outstanding under the Global Revolving Credit Facilities and $155.2 million of available credit (based on exchange rates at March 31, 2015). As of March 31, 2015, the weighted-average interest rate on outstanding Revolver borrowings was 1.75 percent per annum.

Terms, Covenants and Events of Default. Under the terms of the Third Amended and Restated Credit Agreement, borrowing under the U.S. Revolving Credit Facility will bear interest at either (1) a prime rate-based index plus an applicable margin ranging from 0.00% to 0.50%, (2) the federal funds rate plus an applicable margin ranging from 0.50% to 1.00%, or (3) LIBOR (which cannot be less than zero percent) plus an applicable margin ranging from 2.50% to 3.00%, depending on the amount of availability under the Third Amended and Restated Credit Agreement.  Borrowing under the German Revolving Credit Facility will bear interest at LIBOR (which cannot be less than zero percent) plus an applicable margin ranging from 1.50% to 2.00%, depending on the amount of availability under the Third Amended and Restated Credit Agreement. The Company is also required to pay a monthly commitment fee on the unused amounts available under the Global Revolving Credit Facilities at a per annum rate of 0.25%.

Subject to certain conditions, the Third Amended and Restated Credit Agreement permits the Company the make up to $10 million in cash repurchases of its outstanding common stock during each fiscal year, beginning in 2015, and to pay up to $25 million in cash dividends to its stockholders during any period of 12 consecutive months; however, such stock repurchases can be made, and such cash dividends can be paid, on an unlimited basis if pro forma aggregate availability under the Global Revolving Credit Facilities is greater than or equal to the greater of (i) $25 million and (ii) 12.5% of the aggregate commitment under the Global Revolving Credit Facilities, at all times during the 60-day period ending on the date of such repurchase or dividend payment.

The Third Amended and Restated Credit Agreement contains covenants with which the Company and its subsidiaries must comply during the term of the agreement, which the Company believes are ordinary and standard for agreements of this nature. If the aggregate availability under the Global Revolving Credit Facilities is less than the greater of (i) $25 million and (ii) 12.5% of the maximum aggregate commitments under the Global Revolving Credit Facilities as then in effect, the Company will be subject to increased reporting obligations and controls until such time as availability is more than the greater of (a) $35 million and (b) 17.5% of the maximum aggregate commitments under the Global Revolving Credit Facilities as then in effect.

If aggregate availability under the Global Revolving Credit Facilities is less than the greater of (i) $20 million and (ii) 10% of the maximum aggregate commitments under the Global Revolving Credit Facilities as then in effect, the Company is required to comply with a fixed charge coverage ratio (as defined in the Third Amended Credit agreement) of not less than 1.1 to 1.0 for the preceding four-quarter period, tested as of the end of each quarter. As of March 31, 2015, aggregate availability under the Global Revolving Credit Facilities exceeded the minimum required amount, and the Company is not required to comply with such fixed charge coverage ratio.

The Company’s ability to pay cash dividends on its common stock is limited under the terms of both the Third Amended and Restated Credit Agreement and the 2021 Senior Notes. As of March 31, 2015, the Company’s ability to pay cash dividends on its common stock under the most restrictive terms of its debt agreements was limited to a total of $25 million in a 12-month period. However, the Company can pay dividends in excess of $25 million by making restricted payments as defined in the indenture for the 2021 Senior Notes.

Other Debt

German Project Financing

Second German Loan Agreement.  As of March 31, 2015, Neenah Germany had €8.4 million ($9.1 million, based on exchange rates at March 31, 2015) outstanding under a project financing agreement (the “Second German Loan Agreement”).  The Second German Loan Agreement matures in September 2022 and principal is repaid in equal quarterly installments beginning in December 2014.

Note 6.  Pension and Other Postretirement Benefits

Pension Plans

Substantially all active employees of the Company’s U.S. operations participate in defined benefit pension plans and/or defined contribution retirement plans. In addition, the Company maintains a SERP which is a non-qualified defined benefit plan. The Company provides benefits under the SERP to the extent necessary to fulfill the intent of its defined benefit retirement plans without regard to the limitations set by the Internal Revenue Code on qualified defined benefit plans. Neenah Germany has defined benefit plans designed to provide a monthly pension upon retirement for substantially all its employees in Germany. There is no legal or governmental obligation to fund Neenah Germany’s benefit plans and as such the Neenah Germany defined benefit plans are currently unfunded. As of March 31, 2015, Neenah Germany had investments of $1.7 million that were restricted to the payment of certain post-retirement employee benefits. As of March 31, 2015, $0.5 million and $1.2 million of such investments are classified as prepaid and other current assets and other assets, respectively, on the condensed consolidated balance sheet.

The following table presents the components of net periodic benefit cost:

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended March 31,
	2015	2014	2015	2014
Service cost	$1.5	$1.3	$0.3	$0.4
Interest cost	3.4	3.8	0.4	0.5
Expected return on plan assets (a)	(4.6)	(4.2)	—	—
Recognized net actuarial loss	1.7	1.1	—	—
Amortization of prior service cost	0.1	0.1	—	—
Net periodic benefit cost	$2.1	$2.1	$0.7	$0.9

(a)         The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

The Company expects to make aggregate contributions to qualified and nonqualified defined benefit pension trusts and to pay pension benefits for unfunded pension plans of approximately $7 million (based on exchange rates at March 31, 2015) in calendar 2015.  For the three months ended March 31, 2015, the Company made $0.6 million of such payments.

Note 7.  Stock Compensation Plan

The Company established the 2004 Omnibus Stock and Incentive Plan (the “2004 Omnibus Plan”) in December 2004 and reserved 3,500,000 shares of $0.01 par value common stock (“Common Stock”) for issuance under the Omnibus Plan. Pursuant to the terms of the 2004 Omnibus Plan, the compensation committee of the Company’s Board of Directors may grant various types of equity-based compensation awards, including incentive and nonqualified stock options, SARs, restricted stock, restricted stock units, restricted stock units with performance conditions and performance units, in addition to certain cash-based awards.

At the 2013 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment and restatement of the 2004 Omnibus Plan (as amended and restated the “Omnibus Plan”). The amendment and restatement authorized the Company to reserve an additional 1,577,000 shares of Common Stock for future issuance. As of March 31, 2015, the Company had 1,320,000 shares of Common Stock reserved for future issuance under the Omnibus Plan.  The Company accounts for stock-based compensation pursuant to the fair value recognition provisions of ASC Topic 718, Compensation—Stock Compensation (“ASC Topic 718”).

Valuation and Expense Information

Substantially all stock-based compensation expense is recorded in selling, general and administrative expenses on the condensed consolidated statements of operations.  The following table summarizes stock-based compensation expense and related income tax benefits.

	Three Months Ended March 31,
	2015	2014
Stock-based compensation expense	$1.9	$1.4
Income tax benefit	(0.7)	(0.5)
Stock-based compensation, net of Income tax benefit	$1.2	$0.9

The following table summarizes total compensation costs related to the Company’s equity awards and amounts recognized in the three months ended March 31, 2015.

	Stock Options and SARs	Performance Shares and Restricted Stock
Unrecognized compensation cost — December 31, 2014	$1.1	$2.2
Grant date fair value of current year grants	1.4	2.1
Compensation expense recognized	(0.9)	(1.0)
Unrecognized compensation cost —March 31, 2015	$1.6	$3.3
Expected amortization period (in years)	2.2	2.2

Stock Options and SARs (“Options”)

The following tables present information regarding Options awarded during the three months ended March 31, 2015:

Options granted	87,900
Per share weighted average exercise price	$59.72
Per share weighted average grant date fair value	$16.47

The weighted-average grant date fair value for Options granted during the three months ended March 31, 2015 was estimated using the Black-Scholes option valuation model with the following assumptions:

Expected term in years	5.8
Risk free interest rate	1.4%
Volatility	34.4%
Dividend yield	2.0%

Volatility and the expected term were estimated by reference to the historical stock price performance of the Company and historical data for the Company’s Option awards, respectively. The risk-free interest rate was based on the yield on U.S. Treasury bonds with a remaining term approximately equivalent to the expected term of the Option awards. Forfeitures were estimated at the date of grant.

The following table presents information regarding Options that vested during the three months ended March 31, 2015:

Options vested	89,600
Aggregate grant date fair value of Options vested	$0.9

For the three months ended March 31, 2015 and 2014, the aggregate pre-tax intrinsic value of Options exercised was $2.0 million and $6.9 million, respectively.

As of March 31, 2015, certain participants met age and service requirements that allowed their Options to qualify for accelerated vesting upon retirement. As of March 31, 2015, such participants held Options to purchase approximately 50,000 shares of common stock that would have been exercisable if they had retired as of such date. The aggregate grant date fair value of Options subject to accelerated vesting was $0.5 million. Options subject to accelerated vesting for expense recognition become exercisable according to the contract terms of the stock-based awards.

The following table presents information regarding outstanding Options:

	March 31, 2015	December 31, 2014
Options vested or expected to vest	619,500	601,100
Aggregate intrinsic value	$19.7	$20.3
Per share weighted average grant date fair value	$30.78	$26.46
Exercisable Options	314,600	292,900
Aggregate intrinsic value	$12.4	$11.4
Unvested Options	309,500	311,100
Per share weighted average grant date fair value	$12.17	$10.37

Performance Units

For the three months ended March 31, 2015, the Company granted target awards of approximately 45,100 Performance Units. The measurement period for the Performance Units is January 1, 2015 through December 31, 2015. The Performance Units vest on December 31, 2017. Common Stock equal to not less than 40 percent and not more than 200 percent of the Performance Unit target will be awarded based on the Company’s return on invested capital, consolidated revenue growth, the percentage of consolidated free cash flow to revenue and total return to shareholders relative to the companies in the Russell 2000® Value small cap index. As of March 31, 2015, the Company expects that Common Stock equal to approximately 90 percent of the Performance Unit targets will be earned. The market price on the date of grant for the Performance Units was $59.72 per share. Based on the expected achievement of performance targets, the Company is recognizing stock-based compensation expense pro-rata over the vesting term of the Performance Units.

Excess Tax Benefits

ASC Topic 718 requires the reporting of excess tax benefits related to the exercise or vesting of stock-based awards as cash provided by financing activities within the statement of cash flows. Excess tax benefits represent the difference between the tax deduction the Company will receive on its tax return for compensation recognized by employees upon the vesting or exercise of stock-based awards and the tax benefit recognized for the grant date fair value of such awards. For the three months ended March 31, 2015 and 2014, the Company recognized excess tax benefits related to the exercise or vesting of stock-based awards of $0.5 million and $1.9 million, respectively.

Note 8.  Goodwill and Other Intangible Assets

The following table presents changes in the carrying amount of goodwill for the three months ended March 31, 2015.  All such goodwill is reported in the Technical Products segment.

	Gross Amount	Cumulative Impairment Losses	Net
Balance at December 31, 2014	$101.8	$(50.3)	$51.5
Foreign currency translation	(9.4)	5.4	(4.0)

Balance at March 31, 2015	$92.4	(44.9)	$47.5

The following table presents the gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization.

	Weighted- Average	March 31, 2015		December 31, 2014
	Amortization Period (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets
Customer based intangibles	15	$21.3	$(7.6)	$22.7	$(8.1)
Trade names and trademarks	10 - 15	4.6	(3.9)	5.1	(4.2)
Acquired technology	10 - 15	7.3	(1.1)	7.5	(1.0)
Total amortizable intangible assets		33.2	(12.6)	35.3	(13.3)
Non-amortizable trade names	Not amortized	36.2	—	36.9	—
Total		$69.4	$(12.6)	$72.2	$(13.3)

Note 9.  Stockholders’ Equity

Common Stock

The Company has authorized 100 million shares of Common Stock. Holders of the Company’s Common Stock are entitled to one vote per share. As of March 31, 2015 and December 31, 2014, the Company had 16,725,000 shares and 16,748,000 shares of Common Stock outstanding, respectively.

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

For the three months ended March 31, 2015 the Company acquired approximately 58,100 shares of Common Stock at a cost of $3.3 million pursuant to the 2014 Stock Purchase Program.  For the three months ended March 31, 2014, there were no purchases under the 2013 Stock Purchase Program. For the three months ended March 31, 2015, the Company acquired fewer than 1,000 shares of Common Stock at a cost of less than $0.1 million for shares surrendered by employees to pay taxes due on vested restricted stock awards. For the three months ended March 31, 2014, the Company acquired approximately 3,000 shares of Common Stock at a cost of $0.1 million for shares surrendered by employees to pay taxes due on vested restricted stock awards and SARs exercised.

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

Employees and Labor Relations

Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the “IG BCE”). In June 2013, the IG BCE and a national trade association representing all employers in the industry signed a collective bargaining agreement covering union employees of Neenah Germany that expires in June 2015. Under German law union membership is voluntary and does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement with the IG BCE that expires in June 2015 cannot be determined. As of March 31, 2015, except for employees of Neenah Germany as described above, the Company had no employees covered by collective bargaining agreements that will expire in the next 12-months.  The Company believes it has satisfactory relations with its employees covered by collective bargaining agreements.

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

The technical products business is an international producer of transportation, water and other filter media and durable, saturated and coated substrates for industrial products, backings and a variety of other end markets. The fine paper and packaging business is a supplier of premium printing, packaging and other high end specialty papers in North America. Each segment employs different technologies and marketing strategies. In addition, the Company reports in the Other segment results for the non-premium Index, Tag and Vellum Bristol product lines acquired as part of the purchase of the Wausau brands. Disclosure of segment information is on the same basis that management uses internally for evaluating segment performance and allocating resources. Transactions between segments are eliminated in consolidation. The costs of shared services, and other administrative functions managed on a common basis, are allocated to the segments based on usage, where possible, or other factors based on the nature of the activity. General corporate expenses that do not directly support the operations of the business segments are shown as Unallocated corporate costs.

The following table summarizes the net sales, operating income and total assets for each of the Company’s business segments.

	Three Months Ended March 31,
	2015	2014
Net sales
Technical Products	$119.9	$117.5
Fine Paper and Packaging	101.4	101.5
Other	6.9	6.1
Consolidated	$228.2	$225.1

	Three Months Ended March 31,
	2015	2014
Operating income (loss)
Technical Products	$16.0	$13.7
Fine Paper and Packaging	17.4	13.3
Other	0.2	(0.2)
Unallocated corporate costs	(4.8)	(3.8)
Consolidated	$28.8	$23.0

	March 31, 2015	December 31, 2014
Total Assets
Technical Products	$391.9	$419.1
Fine Paper and Packaging	212.8	223.6
Corporate and Other	98.3	87.9
Total	$703.0	$730.6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our financial position as of March 31, 2015 and our results of operations for the three months ended March 31, 2015 and 2014. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Executive Summary

For the three months ended March 31, 2015, consolidated net sales increased $3.1 million from the prior year period to $228.2 million primarily due to incremental technical products volume related to organic growth and the July 2014 acquisition of a technical materials business and higher average net prices for our heritage businesses, partially offset by unfavorable currency exchange effects.  Excluding currency exchange effects and incremental sales from the acquired technical materials business, consolidated net sales increased $4.9 million or two percent from the prior year.

Consolidated operating income of $28.8 million for the three months ended March 31, 2015 increased $5.8 million from the prior year period.  The favorable comparison to the prior year was primarily due to higher net price for both businesses, lower manufacturing input costs and incremental volume related to the acquired technical materials business.  These favorable variances were partially offset by unfavorable currency exchange effects.

Cash provided by operating activities of $5.1 million for the three months ended March 31, 2015 was $9.7 million unfavorable to cash provided by operating activities of $14.8 million in the prior year period. Cash flows from operations resulting from higher operating earnings were more than offset by a larger year-over-year increase in our investment in working capital.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, earnings before interest and taxes (which we refer to as “operating income”) and other information relevant to an understanding of our results of operations for the three months ended March 31, 2015 and 2014.

Analysis of Net Sales— Three months ended March 31, 2015 and 2014

The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended March 31,
	2015		2014
Net sales
Technical Products	$119.9	53%	$117.5	52%
Fine Paper and Packaging	101.4	44%	101.5	45%
Other	6.9	3%	6.1	3%
Consolidated	$228.2	100%	$225.1	100%

Commentary:

The following table presents our net sales by segment for the three months ended March 31, 2015 and 2014:

			Change in Net Sales Compared to Prior Period
	Three Months			Change Due To
	Ended March 31,				Average
	2015	2014	Total Change	Volume	Net Price	Currency
Technical Products	$119.9	$117.5	$2.4	$12.8	$3.6	$(14.0)
Fine Paper and Packaging	101.4	101.5	(0.1)	(2.7)	2.6	—
Other	6.9	6.1	0.8	0.5	0.3	—
Consolidated	$228.2	$225.1	$3.1	$10.6	$6.5	$(14.0)

Consolidated net sales for the three months ended March 31, 2015 were $3.1 million or one percent higher than the prior year period primarily due to incremental technical products volume, including that of  the acquired technical materials business, and higher average selling prices for both businesses, partially offset by unfavorable currency exchange effects.  Excluding currency exchange effects and incremental sales from the acquisition of the technical materials business, consolidated sales increased $4.9 million or two percent.

•                  Net sales in our technical products business increased $2.4 million or two percent from the prior year due to incremental sales volume related to the acquired technical materials business and higher average net prices, partially offset by unfavorable currency exchange effects.  Unfavorable currency exchange effects resulted from the Euro weakening by approximately 17 percent relative to the U.S. dollar during the first quarter of 2015. Excluding currency exchange effects and incremental sales from the acquisition of the technical materials business, technical product sales increased $4.2 million or four percent.  Average net price was favorable to the prior year due to a more favorable product mix and higher average selling prices. Excluding incremental sales from the acquisition of the technical materials business, sales volumes increased approximately one percent from the prior year period due to growth in backings and filtration product shipments.

•                  Net sales in our fine paper and packaging business were essentially unchanged from the prior year period as higher average net prices were more than offset by a three percent decrease in sales volumes.  Average net price improved from the prior year due to a more favorable product mix and an increase in average selling prices.  Sales volume was unfavorable to the prior year as growth in shipments of core premium products was more than offset by lower sales of non-branded writing, text and cover papers.

The following table sets forth line items from our condensed consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended March 31,
	2015	2014

Net sales	100.0%	100.0%
Cost of products sold	77.7	80.7
Gross profit	22.3	19.3
Selling, general and administrative expenses	9.6	8.9
Restructuring costs	—	0.1
Other expense - net	0.1	0.1
Operating income	12.6	10.2
Interest expense-net	1.3	1.2
Income from operations before income taxes	11.3	9.0
Provision for income taxes	4.2	3.1
Net income	7.1%	5.9%

Analysis of Operating Income—Three months ended March 31, 2015 and 2014

Commentary:

The following table presents our operating income by segment for the three months ended March 31, 2015 and 2014:

			Change in Operating Income Compared to Prior Period
	Three Months			Change Due To
	Ended March 31,		Total		Net	Material
	2015	2014	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$16.0	$13.7	$2.3	$0.8	$2.7	$1.2	$(1.8)	$(0.6)
Fine Paper and Packaging	17.4	13.3	4.1	(0.7)	2.4	3.5	—	(1.1)
Other	0.2	(0.2)	0.4	—	0.2	—	—	0.2
Unallocated corporate costs	(4.8)	(3.8)	(1.0)	—	—	—	—	(1.0)
Consolidated	$28.8	$23.0	$5.8	$0.1	$5.3	$4.7	$(1.8)	$(2.5)

(a)                   Includes changes in selling price and product mix.

(b)                   Includes price changes for raw materials and energy.

(c)                    Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and selling, general and administrative (“SG&A”) expenses.

Consolidated operating income of $28.8 million for the three months ended March 31, 2015 increased $5.8 million or 25 percent from the prior year period.  The favorable comparison was primarily due to higher net price for both businesses, lower manufacturing input costs and incremental volume related to the acquired technical materials business.

•                  Operating income for our technical products business increased $2.3 million or 17 percent from the prior year period primarily due to higher net price, lower manufacturing input costs and incremental volume related to the acquisition of the technical materials business.  These favorable variances were partially offset by unfavorable currency exchange effects. Results for the three months ended March 31, 2014 include $0.3 million for restructuring costs.  Excluding incremental volume from the acquired technical materials business, unfavorable currency exchange effects and restructuring costs, operating income for the technical products business increased $2.4 million or 17 percent.

•                  Operating income for our fine paper and packaging business increased $4.1 million or 31 percent from the prior year period primarily due to higher net price and lower manufacturing input costs primarily as a result of lower natural gas prices. Extreme winter weather conditions during the first quarter of 2014 resulted in a temporary increase in natural gas prices. These favorable variances were partially offset by lower operating rates and lower shipment volume.

•                  Unallocated corporate expenses for the three months ended March 31, 2015 of $4.8 million were $1.0 million unfavorable to the prior year period.  The unfavorable comparison to the prior year period is primarily due to the timing of certain corporate spending in the current year period.

Additional Statement of Operations Commentary:

•                  SG&A expense of $21.9 million for the three months ended March 31, 2015 was $2.0 million higher than SG&A expense of $19.9 million in the prior year period primarily due to the timing of certain corporate expenses in the current year period and incremental costs related to the acquired technical materials business.  For the three months ended March 31, 2015, SG&A expense as a percent of sales increased to 9.6 percent from 8.9 percent in the prior year period.

•                  For the three months ended March 31, 2015, we incurred net interest expense of $3.0 million which was $0.2 million higher than the prior year period due to borrowing on our global credit facility.

•                  In general, our effective tax rate differs from the U.S. statutory tax rate of 35 percent primarily due to the proportion of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate. For the three months ended March 31, 2015 and 2014, we recorded an income tax provision of $9.5 million and $7.0 million, respectively.  The effective income tax rate for the three months ended March 31, 2015 and 2014 was 37 percent and 35 percent, respectively.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2015	2014
Net cash flow provided by (used in):
Operating activities	$5.1	$14.8
Investing activities:
Capital expenditures	(5.7)	(4.3)
Other investing activities	(0.2)	(0.2)
Total	(5.9)	(4.5)

Financing activities	(12.4)	(6.4)

Net increase (decrease) in cash and cash equivalents (a)	(13.8)	3.8

(a)              Includes the effect, if any, of exchange rate changes on cash and cash equivalents.

Operating Cash Flow Commentary

•                  Cash provided by operating activities of $5.1 million for the three months ended March 31, 2015 was $9.7 million unfavorable to cash provided by operating activities of $14.8 million in the prior year period.  The unfavorable comparison resulted from higher operating income being more than offset by a $25.5 million increase in our investment in working capital for the three months ended March 31, 2015 compared to an increase of $6.8 million in the prior year.  The increase in our investment in working capital for the three months ended March 31, 2015 was primarily due to seasonally higher accounts receivable as sales increased from year-end levels. For the three months ended March 31, 2014, seasonally higher accounts receivable were partially offset by higher accounts payable due to changes in terms.

Investing Commentary:

•                  For the three months ended March 31, 2015 and 2014, cash used by investing activities was $5.9 million and $4.5 million, respectively. Capital expenditures for the three months ended March 31, 2015 were $5.7 million compared to spending of $4.3 million in the prior year period. In general, we expect aggregate annual capital expenditures of approximately 3 to 5 percent of net sales. For 2015, we expect annual capital expenditures at the upper end of that range or approximately $45 million to $50 million due to incremental investment in filtration assets in the U.S. We believe that the level of our capital spending can be more than adequately funded from cash provided from operating activities and allows us to maintain the efficiency and cost effectiveness of our assets and also invest in expanded manufacturing capabilities to successfully pursue strategic initiatives and deliver attractive returns.

Financing Commentary:

Our liquidity requirements are provided by cash generated from operations and short and long-term borrowings.

•                  For the three months ended March 31, 2015 and 2014, cash used in financing activities was $12.4 million and $6.4 million, respectively.

•                  Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of March 31, 2015, we had $39.1 million outstanding under our Revolver and $155.2 million of available credit (based on exchange rates at March 31, 2015).

•                  We have required debt principal payments through March 31, 2016 of $1.2 million for principal payments on the Second German Loan Agreement.

•                  For the three months ended March 31, 2015, cash and cash equivalents decreased $13.8 million to $58.8 million at March 31, 2015 from $72.6 million at December 31, 2014.  Total debt decreased $11.1 million to $223.2 million at March 31, 2015 from $234.3 million at December 31, 2014. Net debt (total debt minus cash and cash equivalents) increased by $2.7 million primarily as cash used for investing activities exceeded cash flow from operations.

•                  As of March 31, 2015, our cash balance of $58.8 million consists of $57.4 million in the U.S. and $1.4 million held at entities outside of the U.S. As of March 31, 2015 there were no restrictions regarding the repatriation of our non-U.S. cash; however, if we repatriated these cash balances to the U.S., we would incur additional income tax expense.

Transactions With Shareholders

•                  In November 2014, our Board of Directors approved an eleven percent increase in the annual dividend rate on our common stock to $1.20 per share. Effective March 3, 2015, the dividend is being paid in four equal quarterly installments of $0.30 per share.  For the three months ended March 31, 2015 and 2014, we paid cash dividends of $0.30 per common share or $5.1 million and $0.24 per common share or $4.0 million, respectively.

•                  In May 2014, our Board of Directors authorized the 2014 Stock Purchase Plan.  The 2014 Stock Purchase Plan allows us to repurchase up to $25 million of our outstanding Common Stock through May 2015.  Purchases under the 2014 Stock Purchase Program will be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors.  The 2014 Stock Purchase Program does not require us to purchase any specific number of shares and may be suspended or discontinued at any time. For the three months ended March 31, 2015, we acquired approximately 58,100 shares of common stock at a cost of $3.3 million pursuant to the 2014 Stock Purchase Program. As of March 31, 2015, we have made aggregate purchases of common stock under the 2014 Stock Purchase Program of approximately 80,600 shares at a cost of $4.4 million.

Other Items:

•                  In 2015, all remaining U.S. federal NOLs have been utilized and we expect to pay approximately $10 million of U.S. federal income taxes.  As of March 31, 2015, we had $61.4 million of state NOLs. Our state NOLs may be used to offset approximately $3.3 million in state income taxes. If not used, substantially all of the state NOLs will expire in various amounts between 2020 and 2030. In addition, we had $29.5 million of U.S. federal and state research and development credits (“R&D Credits”) which, if not used, will expire between 2025 and 2034 for the U.S. federal R&D Credits and between 2017 and 2029 for the state R&D Credits.

Management believes that our ability to generate cash from operations and our borrowing capacity are adequate to fund working capital, capital spending and other cash needs for the next 12 months. Our ability to generate adequate cash from operations beyond 2015 will depend on, among other things, our ability to successfully implement our business strategies, control costs in line with market conditions and manage the impact of changes in input prices and currencies. We can give no assurance we will be able to successfully implement these items.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. We believe that the estimates, assumptions and judgments described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. The critical accounting policies used in the preparation of the consolidated financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regard to estimates used. These critical judgments relate to the timing of recognizing sales revenue, the recoverability of deferred income tax assets, pension benefits and future cash flows associated with impairment testing of long-lived assets. Actual results could differ from these estimates and changes in these estimates are recorded when known. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition.  There have been no significant changes in these policies, or the estimates used in the application of the policies, since December 31, 2014.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

As of March 31, 2015, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the three months ended March 31, 2015. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities:

The following table contains information about our purchases of our equity securities for the three months ended March 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (a)
January 1, 2015 — January 31, 2015	58,400	$56.33	58,100	20,600,000
February 1, 2015 — February 28, 2015	—	$—	—	20,600,000
March 1, 2015 — March 31, 2015	—	$—	—	20,600,000

(a)         In May 2014, our Board of Directors authorized a program that would allow us to repurchase up to $25 million of our outstanding Common Stock over the next 12 months (the “2014 Stock Purchase Program”).  As of March 31, 2015, the Company has purchased approximately 80,600 shares of Common Stock at an aggregate cost of $4.4 million under the 2014 Stock Purchase Plan.

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

May 7, 2015