Form 10-Q
period 2015-06-30
Neenah Paper Inc
filed 2015-08-06
CIK 1296435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 24, 2015, there were approximately 16,735,000 shares of the Company’s common stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$224.1	$230.4	$452.3	$455.5
Cost of products sold	174.9	183.2	352.2	364.9
Gross profit	49.2	47.2	100.1	90.6
Selling, general and administrative expenses	20.8	20.4	42.7	40.3
Restructuring costs	—	0.7	—	1.0
Other expense - net	0.5	0.2	0.7	0.4
Operating income	27.9	25.9	56.7	48.9
Interest expense - net	2.8	2.9	5.8	5.7
Income from operations before income taxes	25.1	23.0	50.9	43.2
Provision for income taxes	8.4	8.0	17.9	15.0
Net income	$16.7	$15.0	$33.0	$28.2

Earnings Per Common Share
Basic	$0.98	$0.89	$1.95	$1.68
Diluted	$0.97	$0.88	$1.92	$1.66

Weighted Average Common Shares Outstanding (in thousands)
Basic	16,735	16,585	16,739	16,510
Diluted	16,957	16,855	16,994	16,800

Cash Dividends Declared Per Share of Common Stock	$0.30	$0.24	$0.60	$0.48

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$16.7	$15.0	$33.0	$28.2
Unrealized foreign currency translation gain (loss)	2.5	(1.7)	(10.9)	(1.7)
Reclassification of amortization of adjustments to pension and other postretirement benefit liabilities recognized in net periodic benefit cost (Note 6)	1.8	1.2	3.6	2.3
Unrealized gain on “available-for-sale” securities	—	0.1	—	0.1
Income (loss) from other comprehensive income items	4.3	(0.4)	(7.3)	0.7
Provision for income taxes	0.7	0.5	1.3	0.9
Other comprehensive income (loss)	3.6	(0.9)	(8.6)	(0.2)
Comprehensive income	$20.3	$14.1	$24.4	$28.0

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$78.0	$72.6
Accounts receivable (less allowances of $2.0 million and $1.8 million)	109.7	87.1
Inventories	105.3	111.3
Deferred income taxes	14.2	15.8
Prepaid and other current assets	13.3	15.7
Total Current Assets	320.5	302.5
Property, Plant and Equipment
Property, Plant and Equipment, at cost	642.7	652.5
Less accumulated depreciation	385.1	382.5
Property, plant and equipment—net	257.6	270.0
Deferred Income Taxes	22.3	29.9
Goodwill	48.2	51.5
Intangible Assets—net	56.5	58.9
Other Assets	16.7	17.8
TOTAL ASSETS	$721.8	$730.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$1.2	$1.4
Accounts payable	51.1	46.9
Accrued expenses	43.9	45.8
Total Current Liabilities	96.2	94.1
Long-term Debt	214.3	232.9
Deferred Income Taxes	9.7	10.6
Noncurrent Employee Benefits	96.4	103.1
Other Noncurrent Obligations	1.4	1.2
TOTAL LIABILITIES	418.0	441.9
Contingencies and Legal Matters (Note 10)
TOTAL STOCKHOLDERS’ EQUITY	303.8	288.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$721.8	$730.6

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$33.0	$28.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14.4	14.6
Stock-based compensation	3.5	3.0
Excess tax benefits from stock-based compensation (Note 7)	(0.9)	(2.5)
Deferred income tax provision	8.7	13.5
Non-cash effects of changes in liabilities for uncertain income tax positions	(0.1)	(2.1)
(Gain) loss on asset dispositions	(0.3)	0.2
(Increase) decrease in working capital	(16.2)	1.1
Pension and other postretirement benefits	2.2	(3.7)
Other	0.2	(0.4)
NET CASH PROVIDED BY OPERATING ACTIVITIES	44.5	51.9
INVESTING ACTIVITIES
Capital expenditures	(12.6)	(9.1)
Purchase of equity investment	—	(2.9)
Purchase of marketable securities	(0.1)	(0.3)
Other	0.3	(0.1)
NET CASH USED IN INVESTING ACTIVITIES	(12.4)	(12.4)
FINANCING ACTIVITIES
Debt issuance costs	(0.1)	—
Repayments of long-term debt	(13.4)	(5.2)
Short-term borrowings	—	6.1
Repayments of short-term debt	—	(19.2)
Shares purchased (Note 9)	(3.8)	(0.2)
Proceeds from exercise of stock options	0.4	3.4
Excess tax benefits from stock-based compensation (Note 7)	0.9	2.5
Cash dividends paid	(10.1)	(8.0)
NET CASH USED IN FINANCING ACTIVITIES	(26.1)	(20.6)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(0.6)	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	5.4	18.9
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	72.6	73.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$78.0	$92.3

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest expense capitalized	$5.5	$5.3
Cash paid during period for income taxes	$8.7	$3.7
Non-cash investing activities:
Liability for equipment acquired	$4.3	$2.1

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

The technical products business is an international producer of fiber-formed, coated and/or saturated specialized media that delivers high performance benefits to customers.  Included in this segment are filtration media, tape and abrasives backings products, and durable label and specialty substrate products. The fine paper and packaging business is a supplier of branded premium printing, packaging and other high end specialty papers primarily in North America. The Company’s premium writing, text and cover papers, and specialty papers are used in commercial printing and imaging applications for corporate identity packages, invitations, personal stationery and high-end advertising, as well as premium labels and luxury packaging.

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

Earnings per Share (“EPS”)

Diluted EPS was calculated to give effect to all potentially dilutive non-participating common share equivalents using the “Treasury Stock” method. Outstanding stock options, stock appreciation rights (“SARs”) and target awards of Restricted Stock Units with performance conditions (“Performance Units”) represent the only potentially dilutive non-participating security effects on the Company’s weighted-average shares. For the three months and six months ended June 30, 2015 approximately 90,000 and 45,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s common stock for the respective three month and six month periods during which the options were outstanding. For the three months and six months ended June 30, 2014 approximately 5,000 and 25,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s common stock for the respective three month and six month periods during which the options were outstanding.

The following table presents the computation of basic and diluted EPS (dollars in millions except per share amounts, shares in thousands):

Earnings Per Basic Common Share

	Three Months Ended Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$16.7	$15.0	$33.0	$28.2
Distributed and undistributed amounts allocated to participating securities	(0.3)	(0.2)	(0.4)	(0.4)
Net income available to common stockholders	$16.4	$14.8	$32.6	$27.8

Weighted-average basic shares outstanding	16,735	16,585	16,739	16,510
Basic	$0.98	$0.89	$1.95	$1.68

Earnings Per Diluted Common Share

	Three Months Ended Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$16.7	$15.0	$33.0	$28.2
Distributed and undistributed amounts allocated to participating securities	(0.3)	(0.2)	(0.3)	(0.3)
Net income available to common stockholders	$16.4	$14.8	$32.7	$27.9

Weighted-average basic shares outstanding	16,735	16,585	16,739	16,510
Add: Assumed incremental shares under stock compensation plans	222	270	255	290

Weighted-average diluted shares	16,957	16,855	16,994	16,800
Diluted	$0.97	$0.88	$1.92	$1.66

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

The Company’s investments in marketable securities are accounted for as “available-for-sale securities” in accordance with ASC Topic 320, Investments — Debt and Equity Securities (“ASC Topic 320”). Pursuant to ASC Topic 320, marketable securities are reported at fair value on the condensed consolidated balance sheet and temporary unrealized holding gains and losses are reported in other comprehensive income until realized upon sale.  As of June 30, 2015, the Company had $3.3 million in marketable securities classified as “Other Assets” on the condensed consolidated balance sheet. The cost of such marketable securities was $3.3 million. Fair value for the Company’s marketable securities was estimated from Level 1 inputs. The Company’s marketable securities are restricted to the payment of certain post-retirement benefits.

The fair value of short and long-term debt is estimated using rates currently available to the Company for debt of the same remaining maturities. The following table presents the carrying value and the fair value of the Company’s debt.

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
2021 Senior Notes (5.25% fixed rate)	$175.0	$168.9	$175.0	$169.6
Global Revolving Credit Facilities (variable rates)	31.5	31.5	48.7	48.7
Second German Loan Agreement (2.5% fixed rate)	9.0	8.9	10.6	9.0
Total debt	$215.5	$209.3	$234.3	$227.3

(a)         The fair value for all debt instruments was estimated from Level 2 measurements.

Note 2.  Accounting Standard Changes

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (“ASC Topic 606”). ASU 2014-09 supersedes the revenue recognition guidance in ASC Topic 605, Revenue Recognition. The core principle of the guidance in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016; however, in July 2015, the FASB affirmed its previously proposed one year deferral of the effective date. The Company is still evaluating the impact of adopting ASU 2014-09, but the adoption of ASU 2014-09 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest-Imputation of Interest (“ASU 2015-03”). ASU 2015-03 requires that unamortized debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. ASU 2015-03 is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2015. The adoption of ASU 2015-03 is not expected to have a material impact on the Company’s consolidated financial position.

As of June 30, 2015, no other amendments to the ASC had been issued that will have or are reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows.

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

The Company accounted for the transaction using the acquisition method in accordance with ASC Topic 805 “Business Combinations.” The allocation of the purchase price is based on estimates of the fair value of assets acquired and liabilities assumed as of July 1, 2014. The Company did not identified any material unrecorded pre-acquisition contingencies. The Company did not acquire any in-process research and development assets as part of the acquisition.

Acquisition of FiberMark

On August 1, 2015, the Company purchased all of the outstanding equity of ASP FiberMark, LLC (“FiberMark”) from ASP FiberMark Holdings, LLC (“American Securities”) for approximately $123 million. See Note 12, “Subsequent Event.”

Note 4.  Supplemental Balance Sheet Data

The following table presents inventories by major class:

	June 30, 2015	December 31, 2014
Raw materials	$26.7	$28.5
Work in progress	22.3	23.2
Finished goods	64.0	67.1
Supplies and other	5.2	6.5
	118.2	125.3
Adjust FIFO inventories to LIFO cost	(12.9)	(14.0)
Total	$105.3	$111.3

The FIFO values of inventories valued on the LIFO method were $93.7 million and $95.7 million as of June 30, 2015 and December 31, 2014, respectively.

The following table presents changes in accumulated other comprehensive income (“AOCI”) for the three months ended June 30, 2015:

	Unrealized foreign currency translation loss	Net gain (loss) from pension and other postretirement liabilities	Accumulated other comprehensive income (loss)
AOCI — December 31, 2014	$(5.8)	$(62.6)	$(68.4)

Other comprehensive loss before reclassifications	(10.9)	—	(10.9)
Amounts reclassified from AOCI	—	3.6	3.6
Income (loss) from other comprehensive income items	(10.9)	3.6	(7.3)
Provision for income taxes	—	1.3	1.3
Other comprehensive income (loss)	(10.9)	2.3	(8.6)
AOCI — June 30, 2015	$(16.7)	$(60.3)	$(77.0)

For the three and six months ended June 30, 2015, the Company reclassified $1.8 million and $3.6 million of costs, respectively, from accumulated other comprehensive income to cost of products sold and selling, general and administrative expenses on the Condensed Consolidated Statements of Operations. For the three months and six months ended June 30, 2015, the Company recognized an income tax benefit of $0.7 million and $1.3 million, respectively, related to such reclassifications classified as Provision for income taxes on the Condensed Consolidated Statements of Operations.

For the three and six months ended June 30, 2014, the Company reclassified $1.2 million and $2.3 million, respectively, of costs from accumulated other comprehensive income to cost of products sold and selling, general and administrative expenses on the Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2014, the Company recognized an income tax benefit of $0.5 million and $0.9 million, respectively, related to such reclassifications classified as Provision for income taxes on the Condensed Consolidated Statements of Operations.

Note 5.  Debt

Long-term debt consisted of the following:

	June 30, 2015	December 31, 2014
2021 Senior Notes (5.25% fixed rate) due May 2021	$175.0	$175.0
Global Revolving Credit Facilities (variable rates) due December 2019	31.5	48.7
Second German Loan Agreement (2.5% fixed rate) due in 32 equal quarterly installments ending September 2022	9.0	10.6
Total debt	215.5	234.3
Less: Debt payable within one year	1.2	1.4
Long-term debt	$214.3	$232.9

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

The 2021 Senior Notes contain terms, covenants and events of default with which the Company must comply, which the Company believes are ordinary and standard for notes of this nature. As of June 30, 2015, the Company was in compliance with all terms of the indenture for the 2021 Senior Notes.

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

Availability under the Global Revolving Credit Facilities varies over time depending on the value of the Company’s inventory, receivables and various capital assets. As of June 30, 2015, the Company had $31.5 million outstanding under the Global Revolving Credit Facilities and $162.1 million of available credit (based on exchange rates at June 30, 2015). As of June 30, 2015, the weighted-average interest rate on outstanding Revolver borrowings was 1.75 percent per annum.

Terms, Covenants and Events of Default. In general, borrowings under the Global Revolving Credit Facilities will bear interest at LIBOR (which cannot be less than zero percent) plus an applicable margin ranging from 1.50% to 2.00%, depending on the amount of availability under the Third Amended and Restated Credit Agreement.  In addition, the Company may elect an Alternate Borrowing Rate (“ABR”) for borrowings under the Global Revolving Credit Facilities. ABR borrowings under the Global Revolving Credit Facilities will bear interest at the highest rate shown in the following table:

Applicable Margin
	U.S. Revolving Credit Facility	German Revolving Credit Facility
Prime rate	0.00% - 0.50%	Not applicable
Federal funds rate +0.50%	0.00% - 0.50%	Not applicable
Monthly LIBOR (which cannot be less than zero percent) +1.00%	1.50% - 2.00%	Not applicable
Overnight LIBOR (which cannot be less than zero percent)	Not applicable	1.50% - 2.00%

The Company is also required to pay a monthly commitment fee on the unused amounts available under the Global Revolving Credit Facilities at a per annum rate of 0.25%.

Subject to certain conditions, the Third Amended and Restated Credit Agreement permits the Company to make up to $10 million in cash repurchases of its outstanding common stock during each fiscal year, beginning in 2015, and to pay up to $25 million in cash dividends to its stockholders during any period of 12 consecutive months; however, such stock repurchases can be made, and such cash dividends can be paid, on an unlimited basis if pro forma aggregate availability under the Global Revolving Credit Facilities is greater than or equal to the greater of (i) $25 million and (ii) 12.5% of the aggregate commitment under the Global Revolving Credit Facilities, at all times during the 60-day period ending on the date of such repurchase or dividend payment.

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

If aggregate availability under the Global Revolving Credit Facilities is less than the greater of (i) $20 million and (ii) 10% of the maximum aggregate commitments under the Global Revolving Credit Facilities as then in effect, the Company is required to comply with a fixed charge coverage ratio (as defined in the Third Amended Credit agreement) of not less than 1.1 to 1.0 for the preceding four-quarter period, tested as of the end of each quarter. As of June 30, 2015, aggregate availability under the Global Revolving Credit Facilities exceeded the minimum required amount, and the Company is not required to comply with such fixed charge coverage ratio.

The Company’s ability to pay cash dividends on its common stock is limited under the terms of both the Third Amended and Restated Credit Agreement and the 2021 Senior Notes. As of June 30, 2015, the Company’s ability to pay cash dividends on its common stock under the most restrictive terms of its debt agreements was limited to a total of $25 million in a 12-month period. However, the Company can pay dividends in excess of $25 million in a 12-month period by utilizing restricted payment baskets as defined in the indenture for the 2021 Senior Notes and the Third Amended and Restated Credit Agreement.

Other Debt

German Project Financing

As of June 30, 2015, Neenah Germany had €8.2 million ($9.0 million, based on exchange rates at June 30, 2015) outstanding under a project financing agreement (the “Second German Loan Agreement”).  The Second German Loan Agreement matures in September 2022 and principal is repaid in equal quarterly installments beginning in December 2014.

Note 6.  Pension and Other Postretirement Benefits

Pension Plans

Substantially all active employees of the Company’s U.S. operations participate in defined benefit pension plans and/or defined contribution retirement plans. In addition, the Company maintains a supplemental retirement pension plan (“SERP”) which is a non-qualified defined benefit plan and a supplemental retirement contribution plan (“SRCP”) which is a non-qualified defined contribution benefit plan. The Company provides benefits under the SERP and the SRCP to the extent necessary to fulfill the intent of its defined benefit and defined contribution retirement plans without regard to the limitations set by the Internal Revenue Code on qualified defined benefit and defined contribution plans. Neenah Germany has defined benefit plans designed to provide a monthly pension upon retirement for substantially all its employees in Germany. There is no legal or governmental obligation to fund Neenah Germany’s benefit plans and as such the Neenah Germany defined benefit plans are currently unfunded. As of June 30, 2015, Neenah Germany had investments of $1.8 million that were restricted to the payment of certain post-retirement employee benefits. As of June 30, 2015, $0.6 million and $1.2 million of such investments are classified as prepaid and other current assets and other assets, respectively, on the condensed consolidated balance sheet.

The following table presents the components of net periodic benefit cost:

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended Ended June 30,
	2015	2014	2015	2014
Service cost	$1.4	$1.4	$0.5	$0.4
Interest cost	3.3	3.9	0.4	0.5
Expected return on plan assets (a)	(4.5)	(4.2)	—	—
Recognized net actuarial loss	1.7	1.0	0.1	0.1
Amortization of prior service benefit	—	—	(0.1)	(0.1)
Net periodic benefit cost	$1.9	$2.1	$0.9	$0.9

	Pension Benefits		Postretirement Benefits Other than Pensions
	Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$2.9	$2.7	$0.8	$0.8
Interest cost	6.7	7.7	0.8	1.0
Expected return on plan assets (a)	(9.1)	(8.4)	—	—
Recognized net actuarial loss	3.4	2.1	0.1	0.1
Amortization of prior service cost (benefit)	0.1	0.1	(0.1)	(0.1)
Net periodic benefit cost	$4.0	$4.2	$1.6	$1.8

(a)         The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

The Company expects to make aggregate contributions to qualified and nonqualified defined benefit pension trusts and to pay pension benefits for unfunded pension plans of approximately $7 million (based on exchange rates at June 30, 2015) in calendar 2015.  For the six months ended June 30, 2015, the Company made $1.0 million of such payments.

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

At the 2013 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment and restatement of the 2004 Omnibus Plan (as amended and restated the “Omnibus Plan”). The amendment and restatement authorized the Company to reserve an additional 1,577,000 shares of Common Stock for future issuance. As of June 30, 2015, the Company had 1,305,000 shares of Common Stock reserved for future issuance under the Omnibus Plan.  The Company accounts for stock-based compensation pursuant to the fair value recognition provisions of ASC Topic 718, Compensation—Stock Compensation (“ASC Topic 718”).

Valuation and Expense Information

Substantially all stock-based compensation expense is recorded in selling, general and administrative expenses on the condensed consolidated statements of operations.  The following table summarizes stock-based compensation expense and related income tax benefits.

	Three Months Ended Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock-based compensation expense	$1.6	$1.6	$3.5	$3.0
Income tax benefit	(0.6)	(0.6)	(1.3)	(1.1)
Stock-based compensation, net of Income tax benefit	$1.0	$1.0	$2.2	$1.9

The following table summarizes total compensation costs related to the Company’s equity awards and amounts recognized in the six months ended June 30, 2015.

	Stock Options and SARs	Performance Shares and Restricted Stock
Unrecognized compensation cost — December 31, 2014	$1.1	$2.2
Grant date fair value of current year grants	1.4	3.2
Compensation expense recognized	(1.3)	(2.2)
Unrecognized compensation cost —June 30, 2015	$1.2	$3.2

Expected amortization period (in years)	2.0	1.9

Stock Options and SARs (“Options”)

The following tables present information regarding Options awarded during the six months ended June 30, 2015:

Options granted	87,900
Per share weighted average exercise price	$59.72
Per share weighted average grant date fair value	$16.47

The weighted-average grant date fair value for Options granted during the six months ended June 30, 2015 was estimated using the Black-Scholes option valuation model with the following assumptions:

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

The following table presents information regarding Options that vested during the six months ended June 30, 2015:

Options vested	96,100
Aggregate grant date fair value of Options vested	$0.9

For the three and six months ended June 30, 2015, the aggregate pre-tax intrinsic value of Options exercised was $0.9 million and $2.9 million, respectively.  For the three and six months ended June 30, 2014, the aggregate pre-tax intrinsic value of Options exercised was $1.5 million and $8.4 million, respectively.

As of June 30, 2015, certain participants met age and service requirements that allowed their Options to qualify for accelerated vesting upon retirement. As of June 30, 2015, such participants held Options to purchase approximately 90,000 shares of common stock that would have been exercisable if they had retired as of such date. The aggregate grant date fair value of Options subject to accelerated vesting was $1.2 million. Options subject to accelerated vesting for expense recognition become exercisable according to the contract terms of the stock-based awards.

The following table presents information regarding outstanding Options:

	June 30, 2015	December 31, 2014
Options vested or expected to vest	597,200	601,100
Aggregate intrinsic value	$16.7	$20.3
Per share weighted average exercise price	$31.07	$26.46

Exercisable Options	298,800	292,900
Aggregate intrinsic value	$10.6	$11.4

Unvested Options	302,900	311,100
Per share weighted average grant date fair value	$12.19	$10.37

Performance Units

For the six months ended June 30, 2015, the Company granted target awards of approximately 45,100 Performance Units. The measurement period for the Performance Units is January 1, 2015 through December 31, 2015. The Performance Units vest on December 31, 2017. Common Stock equal to not less than 40 percent and not more than 200 percent of the Performance Unit target will be awarded based on the Company’s return on invested capital, consolidated revenue growth, the percentage of consolidated free cash flow to revenue and total return to shareholders relative to the companies in the Russell 2000® Value small cap index. As of June 30, 2015, the Company expects that Common Stock equal to approximately 105 percent of the Performance Unit targets will be earned. The market price on the date of grant for the Performance Units was $59.72 per share. Based on the expected achievement of performance targets, the Company is recognizing stock-based compensation expense pro-rata over the vesting term of the Performance Units.

Excess Tax Benefits

ASC Topic 718 requires the reporting of excess tax benefits related to the exercise or vesting of stock-based awards as cash provided by financing activities within the statement of cash flows. Excess tax benefits represent the difference between the tax deduction the Company will receive on its tax return for compensation recognized by employees upon the vesting or exercise of stock-based awards and the tax benefit recognized for the grant date fair value of such awards. For the six months ended June 30, 2015 and 2014, the Company recognized excess tax benefits related to the exercise or vesting of stock-based awards of $0.9 million and $2.5 million, respectively.

Note 8.  Goodwill and Other Intangible Assets

The following table presents changes in the carrying amount of goodwill for the six months ended June 30, 2015.  All such goodwill is reported in the Technical Products segment.

	Gross Amount	Cumulative Impairment Losses	Net
Balance at December 31, 2014	$101.8	$(50.3)	$51.5
Foreign currency translation	(7.7)	4.4	(3.3)

Balance at June 30, 2015	$94.1	$(45.9)	$48.2

The following table presents the gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization.

	Weighted- Average	June 30, 2015		December 31, 2014
	Amortization Period (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets
Customer based intangibles	15	$21.6	$(8.2)	$22.7	$(8.1)
Trade names and trademarks	10 - 15	4.7	(4.1)	5.1	(4.2)
Acquired technology	10 - 15	7.4	(1.2)	7.5	(1.0)
Total amortizable intangible assets		33.7	(13.5)	35.3	(13.3)
Non-amortizable trade names	Not amortized	36.3	—	36.9	—

Total		$70.0	$(13.5)	$72.2	$(13.3)

Note 9.  Stockholders’ Equity

Common Stock

The Company has authorized 100 million shares of Common Stock. Holders of the Company’s Common Stock are entitled to one vote per share. As of June 30, 2015 and December 31, 2014, the Company had 16,745,000 shares and 16,748,000 shares of Common Stock outstanding, respectively.

In May 2015, the Company’s Board of Directors authorized a program that would allow the Company to repurchase up to $25 million of its outstanding Common Stock over the next 12 months (the “2015 Stock Purchase Plan”).  Purchases by the Company under the 2015 Stock Purchase Plan would be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. The 2015 Stock Purchase Plan does not require the Company to purchase any specific number of shares and may be suspended or discontinued at any time. The Company had an identical $25 million repurchase program in place during the preceding 12 months that expired in May 2015 (the “2014 Stock Purchase Plan”).  For the six months ended June 30, 2015, the Company acquired approximately 5,000 shares of Common Stock at a cost of $0.3 million and 60,900 shares of Common Stock at a cost of $3.4 million pursuant to the 2015 Stock Purchase Plan and the 2014 Stock Purchase Plan, respectively. For the six months ended June 30, 2014, there were no Common Stock purchases under the 2014 Stock Purchase Plan.

For the six months ended June 30, 2015, the Company acquired approximately 1,500 shares of Common Stock at a cost of $0.1 million for shares surrendered by employees to pay taxes due on vested restricted stock awards. For the six months ended June 30, 2014, the Company acquired approximately 3,000 shares of Common Stock at a cost of $0.2 million for shares surrendered by employees to pay taxes due on vested restricted stock awards.

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

Employees and Labor Relations

Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the “IG BCE”). In July 2015, the IG BCE and a national trade association representing all employers in the industry signed a collective bargaining agreement covering union employees of Neenah Germany that expires in June 2017. Under German law union membership is voluntary and does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement with the IG BCE that expires in June 2017 cannot be determined. As of June 30, 2015, the Company had no employees covered by collective bargaining agreements that will expire in the next 12-months.  The Company believes it has satisfactory relations with its employees covered by collective bargaining agreements.

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

The technical products business is an international producer of fiber-formed, coated and/or saturated specialized media that delivers high performance benefits to customers.  Included in this segment are filtration media, tape and abrasives backings products, and durable label and specialty substrate products. The fine paper and packaging business is a supplier of branded premium printing, packaging and other high end specialty papers primarily in North America. Each segment employs different technologies and marketing strategies. In addition, the Company reports in the Other segment results for the non-premium Index, Tag and Vellum Bristol product lines acquired as part of the purchase of the Wausau brands. Disclosure of segment information is on the same basis that management uses internally for evaluating segment performance and allocating resources. Transactions between segments are eliminated in consolidation. The costs of shared services, and other administrative functions managed on a common basis, are allocated to the segments based on usage, where possible, or other factors based on the nature of the activity. General corporate expenses that do not directly support the operations of the business segments are shown as Unallocated corporate costs.

The following table summarizes the net sales, operating income and total assets for each of the Company’s business segments.

	Three Months Ended Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales
Technical Products	$119.0	$116.9	$238.9	$234.4
Fine Paper and Packaging	98.3	106.6	199.7	208.1
Other	6.8	6.9	13.7	13.0
Consolidated	$224.1	$230.4	$452.3	$455.5

	Three Months Ended Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating income (loss)
Technical Products	$15.3	$13.2	$31.3	$26.9
Fine Paper and Packaging	17.3	17.3	34.7	30.6
Other	0.1	(0.1)	0.3	(0.3)
Unallocated corporate costs	(4.8)	(4.5)	(9.6)	(8.3)
Consolidated	$27.9	$25.9	$56.7	$48.9

	June 30, 2015	December 31, 2014
Total Assets
Technical Products	$402.5	$419.1
Fine Paper and Packaging	207.3	223.6
Corporate and Other	112.0	87.9
Total	$721.8	$730.6

Note 12.  Subsequent Event

On August 1, 2015, the Company purchased all of the outstanding equity of FiberMark from American Securities for approximately $123 million.  FiberMark is a specialty coatings and finishing company with a strong presence in luxury packaging and technical products.  The company sells globally from six manufacturing facilities in the United States and one in the United Kingdom.  In purchasing the outstanding equity of FiberMark, the Company assumed all rights, obligations and liabilities of FiberMark, subject to certain representations, warranties, terms, conditions and indemnities typical in this type of transaction.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our financial position as of June 30, 2015 and our results of operations for the three and six months ended June 30, 2015 and 2014. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Executive Summary

For the three months ended June 30, 2015, consolidated net sales decreased $6.3 million from the prior year period to $224.1 million as incremental technical products volume related to organic growth and the July 2014 acquisition of a technical materials business and higher average net prices for our heritage businesses were more than offset by unfavorable currency exchange effects and lower fine paper and packaging sales volumes.  Excluding currency exchange effects and incremental sales from the acquired technical materials business, consolidated sales decreased $4.2 million or two percent from the prior year.

Consolidated operating income of $27.9 million for the three months ended June 30, 2015 increased $2.0 million from the prior year period.  The favorable comparison to the prior year was primarily due to higher net price for our heritage businesses, lower manufacturing input costs and incremental volume related to the acquired technical materials business.  These favorable variances were partially offset by unfavorable currency exchange effects, lower fine paper and packaging shipment volume and lower operating rates.

Cash provided by operating activities of $39.4 million for the three months ended June 30, 2015 was $2.3 million favorable to cash provided by operating activities of $37.1 million in the prior year period primarily due to reduced investments in working capital and lower post-retirement benefit plan contributions.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, earnings before interest and taxes (which we refer to as “operating income”) and other information relevant to an understanding of our results of operations for the three months ended June 30, 2015 and 2014.

Analysis of Net Sales— Three and six months ended June 30, 2015 and 2014

The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Net sales
Technical Products	$119.0	53%	$116.9	51%	$238.9	53%	$234.4	51%
Fine Paper and Packaging	98.3	44	106.6	46	199.7	44	208.1	46
Other	6.8	3	6.9	3	13.7	3	13.0	3
Consolidated	$224.1	100%	$230.4	100%	$452.3	100%	$455.5	100%

Commentary:

The following table presents our net sales by segment for the three months ended June 30, 2015 and 2014:

			Change in Net Sales Compared to Prior Period
	Three Months			Change Due To
	Ended June 30,				Average
	2015	2014	Total Change	Volume	Net Price	Currency
Technical Products	$119.0	$116.9	$2.1	$15.2	$1.9	$(15.0)
Fine Paper and Packaging	98.3	106.6	(8.3)	(10.7)	2.4	—
Other	6.8	6.9	(0.1)	(0.4)	0.3	—
Consolidated	$224.1	$230.4	$(6.3)	$4.1	$4.6	$(15.0)

Consolidated net sales for the three months ended June 30, 2015 were $6.3 million or three percent lower than the prior year period as incremental technical products volume, including that of the acquired technical materials business, and higher average selling prices for both businesses were more than offset by unfavorable currency exchange effects and lower sales volumes for the fine paper and packaging business.  Excluding currency exchange effects and incremental sales from the acquisition of the technical materials business, consolidated sales decreased $4.2 million or two percent.

•                  Net sales in our technical products business increased $2.1 million or two percent from the prior year due to incremental sales volume related to the acquired technical materials business and higher average net prices, partially offset by unfavorable currency exchange effects.  Unfavorable currency exchange effects resulted from the Euro weakening by approximately 20 percent relative to the U.S. dollar during the second quarter of 2015. Excluding currency exchange effects and incremental sales from the acquisition of the technical materials business, technical product sales increased $4.2 million or four percent.  Average net price was favorable to the prior year due to a more favorable product mix and higher average selling prices. Excluding incremental sales from the acquisition of the technical materials business, sales volumes increased approximately two percent from the prior year period due to growth in transportation filtration and performance materials, including labels and backings product shipments.

•                  Net sales in our fine paper and packaging business decreased $8.3 million or eight percent from the prior year period as higher average net prices were more than offset by a 10 percent decrease in sales volumes.  Average net price improved from the prior year due to an increase in average selling prices and a more favorable product mix.  Sales volumes were unfavorable to the prior year as good performance in shipments of core premium retail and packaging products was more than offset by lower sales of non-branded lower margin special make business.  Net sales were also adversely affected by customer consolidation due to merger activity.

The following table presents our net sales by segment for the six months ended June 30, 2015 and 2014:

			Change in Net Sales Compared to Prior Period
	Six Months			Change Due To
	Ended June 30,				Average
	2015	2014	Total Change	Volume	Net Price	Currency
Technical Products	$238.9	$234.4	$4.5	$28.0	$5.5	$(29.0)
Fine Paper and Packaging	199.7	208.1	(8.4)	(13.4)	5.0	—
Other	13.7	13.0	0.7	0.1	0.6	—
Consolidated	$452.3	$455.5	$(3.2)	$14.7	$11.1	$(29.0)

Consolidated net sales for the six months ended June 30, 2015 were $3.2 million or one percent lower than the prior year period as incremental technical products volume, including that of the acquired technical materials business, and higher average selling prices for both businesses were more than offset by unfavorable currency exchange effects and lower sales volumes for the fine paper and packaging business.  Excluding currency exchange effects and incremental sales from the acquisition of the technical materials business, consolidated sales increased $0.7 million.

•                  Net sales in our technical products business increased $4.5 million or two percent from the prior year due to incremental sales volume related to the acquired technical materials business and higher average net prices, partially offset by unfavorable currency exchange effects.  Unfavorable currency exchange effects resulted from the Euro weakening by approximately 18 percent relative to the U.S. dollar during the first six months of 2015. Excluding currency exchange effects and incremental sales from the acquisition of the technical materials business, technical product sales increased $8.4 million or four percent.  Average net price was favorable to the prior year due to a more favorable product mix and higher average selling prices. Excluding incremental sales from the acquisition of the technical materials business, sales volumes increased approximately one percent from the prior year period due to growth in backings and filtration product shipments.

•                  Net sales in our fine paper and packaging business decreased $8.4 million or four percent from the prior year period as higher average net prices were more than offset by a six percent decrease in sales volumes.  Average net price improved from the prior year due to an increase in average selling prices and a more favorable product mix.  Sales volume was unfavorable to the prior year as growth in shipments of core premium products was more than offset by lower sales of non-branded writing, text and cover papers.

The following table sets forth line items from our condensed consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	78.0	79.5	77.9	80.1
Gross profit	22.0	20.5	22.1	19.9
Selling, general and administrative expenses	9.3	8.8	9.4	8.9
Restructuring costs	—	0.3	—	0.2
Other expense — net	0.2	0.1	0.1	0.1
Operating income	12.5	11.3	12.6	10.7
Interest expense-net	1.3	1.3	1.3	1.2
Income from operations before income taxes	11.2	10.0	11.3	9.5
Provision for income taxes	3.7	3.5	4.0	3.3
Net income	7.5%	6.5%	7.3%	6.2%

Analysis of Operating Income—Three and six months ended June 30, 2015 and 2014

Commentary:

The following table presents our operating income by segment for the three months ended June 30, 2015 and 2014:

			Change in Operating Income Compared to Prior Period
	Three Months			Change Due To
	Ended June 30,		Total		Net	Material
	2015	2014	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$15.3	$13.2	$2.1	$2.9	$1.2	$0.9	$(1.5)	$(1.4)
Fine Paper and Packaging	17.3	17.3	—	(2.7)	2.3	1.8	—	(1.4)
Other	0.1	(0.1)	0.2	—	0.4	—	—	(0.2)
Unallocated corporate costs	(4.8)	(4.5)	(0.3)	—	—	—	—	(0.3)
Consolidated	$27.9	$25.9	$2.0	$0.2	$3.9	$2.7	$(1.5)	$(3.3)

(a)                   Includes changes in selling price and product mix.

(b)                   Includes price changes for raw materials and energy.

(c)                    Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and selling, general and administrative (“SG&A”) expenses.

Consolidated operating income of $27.9 million for the three months ended June 30, 2015 increased $2.0 million or eight percent from the prior year period.  The favorable comparison was primarily due to higher net price for both businesses, lower manufacturing input costs and incremental volume related to the acquired technical materials business.

•                  Operating income for our technical products business increased $2.1 million or 16 percent from the prior year period primarily due to higher net price, lower manufacturing input costs and incremental volume related to the acquisition of the technical materials business.  These favorable variances were partially offset by unfavorable currency exchange effects. Results for the three months ended June 30, 2014 include $0.5 million for restructuring costs.  Excluding incremental volume from the acquired technical materials business, unfavorable currency exchange effects and restructuring costs, operating income for the technical products business increased $0.9 million or seven percent.

•                  Operating income for our fine paper and packaging business was unchanged from the prior year period as higher net price and lower manufacturing input costs were largely offset by lower shipment volume and lower operating rates.

•                  Unallocated corporate expenses for the three months ended June 30, 2015 of $4.8 million were $0.3 million unfavorable to the prior year period.  The unfavorable comparison to the prior year period is primarily due to the timing of certain corporate spending in the current year period.  Results for the three months ended June 30, 2014 include $0.2 million of costs related to the acquisition of the technical materials business.

The following table presents our operating income by segment for the six months ended June 30, 2015 and 2014:

			Change in Operating Income Compared to Prior Period
	Six Months			Change Due To
	Ended June 30,		Total		Net	Material
	2015	2014	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$31.3	$26.9	$4.4	$4.2	$3.8	$2.1	$(3.3)	$(2.4)
Fine Paper and Packaging	34.7	30.6	4.1	(3.4)	4.7	5.3	—	(2.5)
Other	0.3	(0.3)	0.6	—	0.6	—	—	—
Unallocated corporate costs	(9.6)	(8.3)	(1.3)	—	—	—	—	(1.3)
Consolidated	$56.7	$48.9	$7.8	$0.8	$9.1	$7.4	$(3.3)	$(6.2)

(a)                   Includes changes in selling price and product mix.

(b)                   Includes price changes for raw materials and energy.

(c)                    Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and selling, general and administrative (“SG&A”) expenses.

Consolidated operating income of $56.7 million for the six months ended June 30, 2015 increased $7.8 million or 16 percent from the prior year period.  The favorable comparison was primarily due to higher net price for both businesses, lower manufacturing input costs and incremental volume related to the acquired technical materials business.

•                  Operating income for our technical products business increased $4.4 million or 16 percent from the prior year period primarily due to higher net price, lower manufacturing input costs and incremental volume related to the acquisition of the technical materials business.  These favorable variances were partially offset by unfavorable currency exchange effects and lower operating rates. Results for the six months ended June 30, 2014 include $0.8 million for restructuring costs.  Excluding incremental volume from the acquired technical materials business, unfavorable currency exchange effects and restructuring costs, operating income for the technical products business increased $3.3 million or 12 percent.

•                  Operating income for our fine paper and packaging business increased $4.1 million or 13 percent from the prior year period primarily due to higher net price and lower manufacturing input costs primarily as a result of lower natural gas prices. Extreme winter weather conditions during the first quarter of 2014 resulted in a temporary increase in natural gas prices. These favorable variances were partially offset by lower operating rates and lower shipment volume.

•                  Unallocated corporate expenses for the six months ended June 30, 2015 of $9.6 million were $1.3 million unfavorable to the prior year period.  The unfavorable comparison to the prior year period is primarily due to the timing of certain corporate spending in the current year period.  Results for the six months ended June 30, 2014 include $0.2 million of costs related to the acquisition of the technical materials business.

Additional Statement of Operations Commentary:

•                  SG&A expense of $20.8 million for the three months ended June 30, 2015 was $0.4 million higher than SG&A expense of $20.4 million in the prior year period primarily due to incremental costs related to the acquired technical materials business.  For the three months ended June 30, 2015, SG&A expense as a percent of sales increased to 9.3 percent from 8.8 percent in the prior year period.

•                  For the three months ended June 30, 2015, we incurred net interest expense of $2.8 million which was $0.1 million lower than the prior year period.

•                  In general, our effective tax rate differs from the U.S. statutory tax rate of 35 percent primarily due to the proportion of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate. For the three months ended June 30, 2015 and 2014, we recorded an income tax provision of $8.4 million and $8.0 million, respectively.  The effective income tax rate for the three months ended June 30, 2015 and 2014 was 33 percent and 35 percent, respectively.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2015	2014
Net cash flow provided by (used in):
Operating activities	$44.5	$51.9
Investing activities:
Capital expenditures	$(12.6)	$(9.1)
Purchase of equity investment	—	(2.9)
Other investing activities	0.2	(0.4)
Total	$(12.4)	$(12.4)
Financing activities	$(26.1)	$(20.6)
Net increase in cash and cash equivalents (a)	$5.4	$18.9

(a)              Includes the effect, if any, of exchange rate changes on cash and cash equivalents.

Operating Cash Flow Commentary

•                  Cash provided by operating activities of $44.5 million for the six months ended June 30, 2015 was $7.4 million unfavorable to cash provided by operating activities of $51.9 million in the prior year period.  The unfavorable comparison resulted from higher operating income being more than offset by a $16.2 million increase in our investment in working capital for the six months ended June 30, 2015 compared to a decrease of $1.1 million in the prior year.  The increase in our investment in working capital for the six months ended June 30, 2015 was primarily due to seasonally higher accounts receivable as sales increased from year-end levels.

Investing Commentary:

•                  For the six months ended June 30, 2015 and 2014, cash used by investing activities was $12.4 million. Capital expenditures for the six months ended June 30, 2015 were $12.6 million compared to spending of $9.1 million in the prior year period. In general, we expect aggregate annual capital expenditures of approximately 3 to 5 percent of net sales. For 2015, we expect annual capital expenditures at the upper end of that range or approximately $50 million to $55 million due to incremental investment in filtration assets in the U.S. We believe that the level of our capital spending can be more than adequately funded from cash provided from operating activities and allows us to maintain the efficiency and cost effectiveness of our assets and also invest in expanded manufacturing capabilities to successfully pursue strategic initiatives and deliver attractive returns.

Financing Commentary:

Our liquidity requirements are provided by cash generated from operations and short and long-term borrowings.

•                  For the six months ended June 30, 2015 and 2014, cash used in financing activities was $26.1 million and $20.6 million, respectively.

•                  Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of June 30, 2015, we had $31.5 million outstanding under our Revolver and $162.1 million of available credit (based on exchange rates at June 30, 2015).

•                  We have required debt principal payments through June 30, 2016 of $1.2 million for principal payments on the Second German Loan Agreement.

•                  For the six months ended June 30, 2015, cash and cash equivalents increased $5.4 million to $78.0 million at June 30, 2015 from $72.6 million at December 31, 2014.  Total debt decreased $18.8 million to $215.5 million at June 30, 2015 from $234.3 million at December 31, 2014. Net debt (total debt minus cash and cash equivalents) decreased by $24.2 million primarily as cash flow from operations exceeded cash used for investing activities by $32.1 million.

•                  As of June 30, 2015, our cash balance of $78.0 million consists of $76.8 million in the U.S. and $1.2 million held at entities outside of the U.S. As of June 30, 2015 there were no restrictions regarding the repatriation of our non-U.S. cash and, we believe, the repatriation of these cash balances to the U.S. would not materially increase our income tax provision.

Transactions With Shareholders

•                  In November 2014, our Board of Directors approved an eleven percent increase in the annual dividend rate on our common stock to $1.20 per share. Effective March 3, 2015, the dividend is being paid in four equal quarterly installments of $0.30 per share.  For the six months ended June 30, 2015 and 2014, we paid cash dividends of $0.60 per common share or $10.1 million and $0.48 per common share or $8.0 million, respectively.

•                  In May 2015, our Board of Directors authorized the 2015 Stock Purchase Plan.  The 2015 Stock Purchase Plan allows us to repurchase up to $25 million of our outstanding Common Stock through May 2016.  Purchases under the 2015 Stock Purchase Plan will be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors.  The 2015 Stock Purchase Plan does not require us to purchase any specific number of shares and may be suspended or discontinued at any time. The 2015 Stock Purchase Plan replaced the 2014 Stock Purchase Plan that expired in May 2015.  For the six months ended June 30, 2015, we acquired approximately 5,000 shares of Common Stock at a cost of $0.3 million and 60,900 shares of Common Stock at a cost of $3.4 million pursuant to the 2015 Stock Purchase Plan and the 2014 Stock Purchase Plan, respectively.  As of June 30, 2015, we have made aggregate purchases of 88,400 shares of Common Stock at a cost of $4.9 million under the 2015 Stock Purchase Plan and 2014 Stock Purchase Plan.

Other Items:

•                  In 2015, all remaining U.S. federal NOLs have been utilized and we expect to pay approximately $10 million of U.S. federal income taxes.  As of June 30, 2015, we had $54.0 million of state NOLs. Our state NOLs may be used to offset approximately $3.0 million in state income taxes.  If not used, substantially all of the state NOLs will expire in various amounts between 2020 and 2030. In addition, we had $26.0 million of U.S. federal and state research and development credits (“R&D Credits”) which, if not used, will expire between 2025 and 2034 for the U.S. federal R&D Credits and between 2017 and 2029 for the state R&D Credits.

•                  On August 1, 2015, we purchased all of the outstanding equity of FiberMark from American Securities for approximately $123 million.  In purchasing the outstanding equity of FiberMark, we assumed all rights, obligations and liabilities of FiberMark, subject to certain representations, warranties, terms, conditions and indemnities typical in this type of transaction.

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

As of June 30, 2015, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the three months ended June 30, 2015. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities:

The following table contains information about our purchases of our equity securities for the three months ended June 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (a)
April 1, 2015 — April 30, 2015	—	$—	—	$20,600,000
May 1, 2015 — May 31, 2015	2,800	$59.31	2,800	$25,000,000
June 1, 2015 — June 30, 2015	6,200	$58.94	5,000	$24,700,000

(a)              In May 2015, our Board of Directors authorized a program that would allow us to repurchase up to $25 million of our outstanding Common Stock over the next 12 months (the “2015 Stock Purchase Plan”). The 2015 Stock Purchase Plan replaced an identical $25 million repurchase program that expired in May 2015 (the “2014 Stock Purchase Plan”).  As of June 30, 2015, the Company has purchased approximately 88,400 shares of Common Stock at an aggregate cost of $4.9 million under the 2015 Stock Purchase Plan and 2014 Stock Purchase Plan.

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

NEENAH PAPER, INC

By:	/s/ John P. O'Donnell
John P. O’Donnell
President and Chief Executive Officer (Principal Executive Officer)

/s/ Bonnie C. Lind
Bonnie C. Lind
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Larry N. Brownlee
Larry N. Brownlee
Vice President — Controller (Principal Accounting Officer)

August 6, 2015