Form 10-Q
period 2015-09-30
Neenah Paper Inc
filed 2015-11-09
CIK 1296435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 23, 2015, there were approximately 16,745,000 shares of the Company’s common stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$231.6	$215.3	$657.3	$636.1
Cost of products sold	183.2	174.0	511.4	508.2
Gross profit	48.4	41.3	145.9	127.9
Selling, general and administrative expenses	21.2	18.7	61.6	56.4
Acquisition and restructuring costs	2.9	0.9	2.9	1.4
Other (income) expense - net	(0.1)	—	0.9	0.5
Operating income	24.4	21.7	80.5	69.6
Interest expense - net	2.9	2.7	8.7	8.4
Income from continuing operations before income taxes	21.5	19.0	71.8	61.2
Provision for income taxes	8.0	5.6	25.8	20.4
Income from continuing operations	13.5	13.4	46.0	40.8
Income (loss) from discontinued operations	(0.2)	0.3	0.4	1.4
Loss on sale	(6.9)	—	(6.9)	—
Income (loss) from discontinued operations before income taxes	(7.1)	0.3	(6.5)	1.4
Income tax provision	0.3	0.1	0.4	0.4
Income (loss) from discontinued operations, net of income taxes (Note 11)	(7.4)	0.2	(6.9)	1.0
Net income	$6.1	$13.6	$39.1	$41.8

Earnings (Loss) Per Common Share
Basic
Continuing operations	$0.79	$0.79	$2.72	$2.43
Discontinued operations	(0.43)	0.02	(0.41)	0.06
Basic	$0.36	$0.81	$2.31	$2.49
Diluted
Continuing operations	$0.78	$0.78	$2.68	$2.39
Discontinued operations	(0.43)	0.02	(0.40)	0.06
Diluted	$0.35	$0.80	$2.28	$2.45

Weighted Average Common Shares Outstanding (in thousands)
Basic	16,738	16,627	16,737	16,543
Diluted	16,949	16,913	16,991	16,831

Cash Dividends Declared Per Share of Common Stock	$0.30	$0.27	$0.90	$0.75

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$6.1	$13.6	$39.1	$41.8
Unrealized foreign currency translation gain (loss)	1.8	(14.0)	(9.1)	(15.7)
Reclassification of amortization of adjustments to pension and other postretirement benefit liabilities recognized in net periodic benefit cost (Note 6)	1.8	1.1	5.4	3.4
Unrealized gain on “available-for-sale” securities	—	—	—	0.1
Income (loss) from other comprehensive income items	3.6	(12.9)	(3.7)	(12.2)
Provision for income taxes	0.7	0.4	2.0	1.3
Other comprehensive income (loss)	2.9	(13.3)	(5.7)	(13.5)
Comprehensive income	$9.0	$0.3	$33.4	$28.3

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$5.5	$72.6
Accounts receivable (less allowances of $2.1 million and $1.5 million)	115.4	84.7
Inventories	119.8	101.2
Deferred income taxes	19.9	15.8
Prepaid and other current assets	15.6	14.3
Assets held for sale (Note 11)	38.1	46.3
Total Current Assets	314.3	334.9
Property, Plant and Equipment
Property, Plant and Equipment, at cost	677.4	598.9
Less accumulated depreciation	366.7	357.2
Property, plant and equipment—net	310.7	241.7
Deferred Income Taxes	5.8	29.9
Goodwill	74.4	50.5
Intangible Assets—net	80.6	56.6
Other Assets	15.7	17.0
TOTAL ASSETS	$801.5	$730.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$1.3	$1.4
Accounts payable	56.1	44.5
Accrued expenses	53.7	43.8
Liabilities related to facilities held for sale (Note 11)	27.4	27.3
Total Current Liabilities	138.5	117.0
Long-term Debt	244.9	232.9
Deferred Income Taxes	23.8	9.9
Noncurrent Employee Benefits	84.4	80.9
Other Noncurrent Obligations	2.5	1.2
TOTAL LIABILITIES	494.1	441.9
Contingencies and Legal Matters (Note 10)
TOTAL STOCKHOLDERS’ EQUITY	307.4	288.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$801.5	$730.6

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$39.1	$41.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23.1	22.4
Stock-based compensation	4.5	4.1
Excess tax benefits from stock-based compensation (Note 7)	(1.1)	(3.0)
Deferred income tax provision	12.3	18.0
Asset impairment related to discontinued operations	5.5	—
Non-cash effects of changes in liabilities for uncertain income tax positions	(0.1)	(2.3)
(Gain) loss on asset dispositions	(0.1)	0.1
(Increase) decrease in working capital, net of effect of acquisitions	(8.1)	2.2
Pension and other postretirement benefits	3.9	(10.4)
Other	0.5	(0.3)
NET CASH PROVIDED BY OPERATING ACTIVITIES	79.5	72.6
INVESTING ACTIVITIES
Capital expenditures	(25.7)	(15.2)
Acquisitions (Note 3)	(118.2)	(72.4)
Purchase of equity investment	—	(2.9)
Purchase of marketable securities	(0.1)	(0.4)
Other	0.5	(0.1)
NET CASH USED IN INVESTING ACTIVITIES	(143.5)	(91.0)
FINANCING ACTIVITIES
Long-term borrowings	44.0	—
Repayments of long-term debt	(27.2)	(5.2)
Short-term borrowings	—	6.5
Repayments of short-term debt	—	(25.4)
Shares purchased (Note 9)	(6.0)	(0.5)
Proceeds from exercise of stock options	0.9	3.5
Excess tax benefits from stock-based compensation (Note 7)	1.1	3.0
Cash dividends paid	(15.2)	(12.6)
NET CASH USED IN FINANCING ACTIVITIES	(2.4)	(30.7)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(0.7)	(0.3)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(67.1)	(49.4)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	72.6	73.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5.5	$24.0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest expense capitalized	$5.8	$5.5
Cash paid during period for income taxes	$12.2	$5.1
Non-cash investing activities:
Liability for equipment acquired	$6.0	$1.9
Liability related to acquisition	$0.3	$—

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions, except as noted)

Note 1.  Background and Basis of Presentation

Background

Neenah Paper, Inc. (“Neenah” or the “Company”), is a Delaware corporation incorporated in April 2004. The Company has two primary operations: its technical products business and its fine paper and packaging business. On January 1, 2015, we changed the name of our fine paper business to fine paper and packaging. The name change better reflects the increasing importance, and plans for continued growth, of our premium packaging products. The technical products business is an international producer of fiber-formed, coated and/or saturated specialized media that delivers high performance benefits to customers.  Included in this segment are filtration media, tape and abrasives backings products, and durable label and specialty substrate products. The fine paper and packaging business is a supplier of branded premium printing, packaging and other high end specialty papers primarily in North America. The Company’s premium writing, text and cover papers, and specialty papers are used in commercial printing and imaging applications for corporate identity packages, invitations, personal stationery and high-end advertising, as well as premium labels and luxury packaging.

On July 1, 2015, the Company reorganized its internal management structure and, accordingly, addressed its segment reporting structure. As a result of this reorganization, the Other operating segment (composed of the non-premium Index, Tag and Vellum Bristol product lines acquired as part of the purchase of the Wausau brands) was combined with the Fine Paper and Packaging operating segment to reflect the manner in which this business is managed.  In addition, as part of the FiberMark acquisition, the Company acquired certain product lines composed of non-strategic papers sold to converters for end uses such as covering materials for datebooks, diaries, yearbooks and traditional photo albums.  Due to the non-strategic nature of these products, management decided that they would not be managed as part of either the existing Fine Paper and Packaging or Technical Material businesses.  As a result, effective August 1, 2015, these product lines represent an operating segment which does not meet the quantitative threshold  for a reportable segment and are accordingly reported as an Other operating segment.  See Note 12, “Business Segment Information.”

On September 7, 2015, the Company reached an agreement for the sale of its paper mill located in Lahnstein, Germany (the “Lahnstein Mill”) to the Kajo Neukirchen Group (the “Buyer”) for cash proceeds of approximately $9 million.  The sale was completed on October 31, 2015.  For the three and nine months ended September 30, 2015, discontinued operations reported on the condensed consolidated statements of operations reflect the results of operations and the estimated loss on sale of the Lahnstein Mill. The condensed consolidated statements of operations for the three and nine months ended September 30, 2014 have been restated to report results of the Lahnstein Mill as discontinued operations.  As of September 30, 2015 and December 31, 2014, the assets and liabilities of the Lahnstein Mill are classified as assets held for sale on the condensed consolidated balance sheet.  See Note 11, “Discontinued Operations and Assets Held for Sale.”

On August 1, 2015, the Company purchased all of the outstanding equity of ASP FiberMark, LLC (“FiberMark”) from ASP FiberMark Holdings, LLC (“American Securities”) for a purchase price of approximately $120 million (the “FiberMark Acquisition”). The purchase price of $120 million, subject to adjustments for acquired cash and a working capital true up, resulted in a cash payment of $123 million at closing, and was financed through $80 million of cash on hand and the balance from available borrowing capacity on the Company’s revolving credit facility. FiberMark is a specialty coatings and finishing company with a strong presence in luxury packaging and technical products. In September 2015, the Company announced the planned closure of the acquired Fitchburg, Massachusetts mill (the “Fitchburg Mill”) in the fourth quarter of 2015 to consolidate its manufacturing footprint.  As of September 30, 2015, the assets and liabilities of the Fitchburg Mill are classified as Assets Held for Sale on the condensed consolidated balance sheet.  See Note 3, “Acquisitions” and Note 11, “Discontinued Operations and Assets Held for Sale.”

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

The condensed consolidated financial statements of Neenah and its subsidiaries included herein are unaudited.  The condensed consolidated financial statements include the financial statements of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated from the condensed consolidated financial statements.

Earnings per Share (“EPS”)

The Company’s restricted stock units (“RSUs”) are paid non-forfeitable common stock dividends and thus meet the criteria of participating securities. Accordingly, EPS has been calculated using the two-class method, under which earnings are allocated to both common stock and participating securities.  Basic EPS has been computed by dividing net income allocated to common stock by the weighted average common shares used in computing basic EPS. For the computation of basic EPS, weighted average RSUs outstanding have been excluded from the calculation of weighted average shares outstanding.

Diluted EPS has been computed by dividing net income allocated to common stock by the weighted average number of common shares used in computing basic EPS, further adjusted to include the dilutive impact of the exercise or conversion of common stock equivalents, such as stock options, stock appreciation rights (“SARs”) and target awards of Restricted Stock Units with performance conditions (“Performance Units”), into shares of common stock as if those securities were exercised or converted.  For the three and nine months ended September 30, 2015, approximately 90,000 and 45,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s common stock for the respective three month and nine month periods during which the options were outstanding. For the three and nine months ended September 30, 2014, approximately 5,000 and 20,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s common stock for the respective three month and nine month periods during which the options were outstanding.

The following table presents the computation of basic and diluted EPS (dollars in millions except per share amounts, shares in thousands):

Earnings (Loss) Per Basic Common Share

	Three Months Ended Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income from continuing operations	$13.5	$13.4	$46.0	$40.8
Distributed and undistributed amounts allocated to participating securities	(0.2)	(0.2)	(0.5)	(0.5)
Income from continuing operations available to common stockholders	13.3	13.2	45.5	40.3
Income (loss) from discontinued operations, net of income taxes	(7.4)	0.2	(6.9)	1.0
Undistributed amounts allocated to participating securities	0.1	—	0.1	—
Net income available to common stockholders	$6.0	$13.4	$38.7	$41.3

Weighted-average basic shares outstanding	16,738	16,627	16,737	16,543
Basic earnings (loss) per share
Continuing operations	$0.79	$0.79	$2.72	$2.43
Discontinued operations	(0.43)	0.02	(0.41)	0.06
	$0.36	$0.81	$2.31	$2.49

Earnings (Loss) Per Diluted Common Share

	Three Months Ended Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income from continuing operations	$13.5	$13.4	$46.0	$40.8
Distributed and undistributed amounts allocated to participating securities	(0.2)	(0.2)	(0.5)	(0.5)
Income from continuing operations available to common stockholders	13.3	13.2	45.5	40.3
Income (loss) from discontinued operations, net of income taxes	(7.4)	0.2	(6.9)	1.0
Undistributed amounts allocated to participating securities	0.1	—	0.1	—
Net income available to common stockholders	$6.0	$13.4	$38.7	$41.3
Weighted-average basic shares outstanding	16,738	16,627	16,737	16,543
Add: Assumed incremental shares under stock compensation plans	211	286	254	288

Weighted-average diluted shares	16,949	16,913	16,991	16,831
Diluted earnings (loss) per share
Continuing operations	$0.78	$0.78	$2.68	$2.39
Discontinued operations	(0.43)	0.02	(0.40)	0.06
	$0.35	$0.80	$2.28	$2.45

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

The Company’s investments in marketable securities are accounted for as “available-for-sale securities” in accordance with ASC Topic 320, Investments — Debt and Equity Securities (“ASC Topic 320”). Pursuant to ASC Topic 320, marketable securities are reported at fair value on the condensed consolidated balance sheet and temporary unrealized holding gains and losses are reported in other comprehensive income until realized upon sale.  As of September 30, 2015, the Company had $3.2 million in marketable securities classified as “Other Assets” on the condensed consolidated balance sheet. The cost of such marketable securities was $3.2 million. Fair value for the Company’s marketable securities was estimated from Level 1 inputs. The Company’s marketable securities are restricted to the payment of certain post-retirement benefits.

The fair value of short and long-term debt is estimated using rates currently available to the Company for debt of the same remaining maturities. The following table presents the carrying value and the fair value of the Company’s debt.

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
2021 Senior Notes (5.25% fixed rate)	$175.0	$173.8	$175.0	$169.6
Global Revolving Credit Facilities (variable rates)	62.3	62.3	48.7	48.7
Second German Loan Agreement (2.5% fixed rate)	8.9	8.7	10.6	9.0
Total debt	$246.2	$244.8	$234.3	$227.3

(a)         The fair value for all debt instruments was estimated from Level 2 measurements.

Note 2.  Accounting Standard Changes

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (“ASC Topic 606”). ASU 2014-09 supersedes the revenue recognition guidance in ASC Topic 605, Revenue Recognition. The core principle of the guidance in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016; however, in August 2015, the FASB issued ASU No. 2015-14, Revenue From Contracts With Customers (Topic 606) (“ASU No. 2015-14”) which affirmed its previously proposed one year deferral of the effective date for ASU 2014-09 to annual reporting periods and the interim periods within those years beginning after December 15, 2017. The Company is still evaluating the impact of adopting ASU 2014-09, but the adoption of ASU 2014-09 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (“ASU 2015-03”). ASU 2015-03 requires that unamortized debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. ASU 2015-03 is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2015. In August 2015, the FASB issued ASU No. 2015-15, Imputation of Interest (Subtopic 835-30) (“ASU No. 2015-15”). ASU No. 2015-15 updates the changes in ASU No. 2015-03 based on an announcement of the staff of the U.S. Securities and Exchange Commission. ASU No. 2015-15 provides an exception to ASU No. 2015-03 allowing debt issuance costs related to line-of-credit arrangements to continue to be presented as an asset regardless of whether there are any outstanding borrowings under such arrangement. The adoption of ASU 2015-03 and ASU No. 2015-15 is not expected to have a material impact on the Company’s consolidated financial position.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) (“ASU No. 2015-11”). ASU No. 2015-11 makes changes to the subsequent measurement of inventory. Currently, an entity is required to measure its inventory at the lower of cost or market, whereby market can be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU No. 2015-11 requires that inventory be measured at the lower of cost and net realizable value, thereby eliminating the use of the other two market methodologies. Net realizable value is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. These changes do not apply to inventories measured using LIFO (last-in, first-out) or the retail inventory method. Currently, the Company applies the net realizable value market option to measure non-LIFO inventories at the lower of cost or market. ASU No. 2015-11 is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016. The adoption of ASU No. 2015-11 is not expected to have a material impact on the Company’s consolidated financial position.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments (“ASU No. 2015-16”).  ASU No. 2015-16 changes the accounting for measurement-period adjustments related to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill during the measurement period, as well as revise comparative information for prior periods presented within financial statements as needed, including revising income effects, such as depreciation and amortization, as a result of changes made to the balance sheet amounts of the acquiree. Such adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). ASU No. 2015-16 eliminates the requirement to make such retrospective adjustments, and, instead requires the acquiring entity to record these adjustments in the reporting period they are determined. Additionally, the changes require the acquiring entity to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period income by line item that would have been recorded in previous reporting periods if the adjustment to the balance sheet amounts had been recognized as of the acquisition date. ASU No. 2015-16 is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2015.  The Company is still evaluating the impact of adopting ASU 2015-16 on its consolidated financial position, results of operations and cash flows.

As of September 30, 2015, no other amendments to the ASC had been issued that will have or are reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 3.  Acquisitions

Acquisition of FiberMark

On August 1, 2015, the Company purchased all of the outstanding equity of ASP FiberMark, LLC (“FiberMark”) from ASP FiberMark Holdings, LLC (“American Securities”) for approximately $123 million. FiberMark is a specialty coatings and finishing company with a strong presence in luxury packaging and technical products. In September 2015, the Company announced the planned closure of the acquired Fitchburg Mill in the fourth quarter of 2015 to consolidate its manufacturing footprint.  As of September 30, 2015, the assets and liabilities of the Fitchburg Mill are classified as Assets Held for Sale on the condensed consolidated balance sheet.  See Note 11, “Discontinued Operations and Assets Held for Sale.”

The Company accounted for the transaction using the acquisition method in accordance with ASC Topic 805 “Business Combinations.”  The preliminary allocation of the purchase price is based on estimates of the fair value of assets acquired and liabilities assumed as of August 1, 2015 and are subject to adjustment as additional information is obtained. The Company has up to 12 months from the closing of the acquisition to finalize its valuations.  Changes to the valuation of assets and liabilities acquired may result in adjustments to the carrying value of assets and liabilities acquired or goodwill.  The Company has not identified any material unrecorded pre-acquisition contingencies.  Prior to the end of the one-year purchase price allocation period, if information becomes available which would indicate it is probable that such events had occurred as of the acquisition date and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation and may result in an adjustment to the carrying value of assets and liabilities acquired or goodwill. The Company did not recognize any in-process research and development assets as part of the acquisition.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities, including $0.3 million of estimated amounts to be paid as part of the true-up of working capital, assumed:

Assets Acquired
Cash and cash equivalents	$4.8
Accounts receivable	13.7
Inventories	25.6
Deferred income taxes	2.3
Prepaid and other current assets	1.9
Property, plant and equipment	68.9
Non-amortizable intangible assets	1.4
Amortizable intangible assets	25.5
Acquired goodwill	26.7
Total assets acquired	170.8

Liabilities Assumed
Accounts payable	8.0
Accrued expenses	6.1
Deferred income taxes	23.6
Noncurrent employee benefits	9.8
Total liabilities assumed	47.5

Net assets acquired	$123.3

The Company estimated the preliminary fair value of the assets and liabilities acquired in accordance with ASC Topic 820, Fair Value Measurements and Disclosures.  The preliminary fair value of amortizable and non-amortizable intangible assets was estimated by applying a royalty rate to projected revenue, net of tax impacts and adjusted for present value considerations.  The Company estimated the preliminary fair value of acquired property, plant and equipment using a combination of cost and market approaches.  In general, the preliminary fair value of other acquired assets and liabilities was estimated using the cost basis of the acquired FiberMark business.

The excess of the purchase price over the preliminary estimated fair value of the tangible net assets and identifiable intangible assets acquired was recorded as acquired goodwill. The factors contributing to the amount of goodwill recognized are based on several strategic and synergistic benefits that are expected to be realized from the acquisition of FiberMark. These benefits include entry into profitable new markets for premium packaging, performance materials and specialty papers with new capabilities and recognized brands, synergies from combining the business with Neenah’s existing infrastructure, and the opportunity to accelerate sales growth in areas like premium packaging. None of the goodwill recognized as part of the FiberMark acquisition will be deductible for income tax purposes.  However, the Company did acquire all of the tax attributes associated with the FiberMark assets and liabilities, including an insignificant amount of tax deductible goodwill.  Approximately $19.7 million, $6.5 million and $0.5 million of the goodwill acquired in the FiberMark acquisition is allocated to the Technical Products, Fine Paper and Packaging and Other segments, respectively.

For the three and nine months ended September 30, 2015, the Company incurred $2.0 million of acquisition and integration costs.  The Company expects to incur an additional $3.2 million of integration costs during the fourth quarter. For the three months ended September 30, 2015, net sales and income from operations before income taxes for the acquired businesses were $24.1 million and $0.8 million (excluding the acquisition related costs described above), respectively.

The following selected pro forma consolidated statements of operations data for the nine months ended September 30, 2015 and 2014 was prepared as though the FiberMark acquisition had occurred on January 1, 2014.  The information does not reflect future events that may occur after September 30, 2015 or any operating efficiencies or inefficiencies that may result from the FiberMark acquisition. Therefore, the information is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented or the results that the Company will experience going forward.

	Nine Months Ended September 30,
	2015	2014
Net sales	$753.6	$761.8
Operating income	82.8	77.8
Income from continuing operations	47.2	45.3
Income (loss) from discontinued operations	(6.9)	1.0
Net income	40.3	46.3

Earnings (Loss) Per Common Share
Basic
Continuing operations	$2.79	$2.70
Discontinued Operations	(0.41)	0.06
	$2.38	$2.76

Diluted
Continuing operations	$2.75	$2.65
Discontinued Operations	(0.40)	0.06
	$2.35	$2.71

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

The Company accounted for the transaction using the acquisition method in accordance with ASC Topic 805 “Business Combinations.” The allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed as of July 1, 2014. The Company did not identify any material unrecorded pre-acquisition contingencies. The Company did not acquire any in-process research and development assets as part of the acquisition.

Note 4.  Supplemental Balance Sheet Data

The following table presents inventories by major class:

	September 30, 2015	December 31, 2014
Raw materials	$31.0	$26.1
Work in progress	34.2	16.8
Finished goods	61.7	65.8
Supplies and other	4.5	6.5
	131.4	115.2
Adjust FIFO inventories to LIFO cost	(11.6)	(14.0)
Total	$119.8	$101.2

The FIFO values of inventories valued on the LIFO method were $117.4 million and $95.7 million as of September 30, 2015 and December 31, 2014, respectively.

The following table presents changes in accumulated other comprehensive income (“AOCI”) for the nine months ended September 30, 2015:

	Unrealized foreign currency translation loss	Net gain (loss) from pension and other postretirement liabilities	Accumulated other comprehensive income (loss)
AOCI — December 31, 2014	$(5.8)	$(62.6)	$(68.4)

Other comprehensive loss before reclassifications	(9.1)	—	(9.1)
Amounts reclassified from AOCI	—	5.4	5.4
Income (loss) from other comprehensive income items	(9.1)	5.4	(3.7)
Provision for income taxes	—	2.0	2.0
Other comprehensive income (loss)	(9.1)	3.4	(5.7)
AOCI — September 30, 2015	$(14.9)	$(59.2)	$(74.1)

For the three and nine months ended September 30, 2015, the Company reclassified $1.8 million and $5.4 million of costs, respectively, from accumulated other comprehensive income to cost of products sold and selling, general and administrative expenses on the condensed consolidated statements of operations. For the three and nine months ended September 30, 2015, the Company recognized an income tax benefit of $0.7 million and $2.0 million, respectively, related to such reclassifications classified as Provision for income taxes on the condensed consolidated statements of operations.

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

Note 5.  Debt

Long-term debt consisted of the following:

	September 30, 2015	December 31, 2014
2021 Senior Notes (5.25% fixed rate) due May 2021	$175.0	$175.0
Global Revolving Credit Facilities (variable rates) due December 2019	62.3	48.7
Second German Loan Agreement (2.5% fixed rate) due in 32 equal quarterly installments ending September 2022	8.9	10.6
Total debt	246.2	234.3
Less: Debt payable within one year	1.3	1.4
Long-term debt	$244.9	$232.9

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

The 2021 Senior Notes contain terms, covenants and events of default with which the Company must comply, which the Company believes are ordinary and standard for notes of this nature. As of September 30, 2015, the Company was in compliance with all terms of the indenture for the 2021 Senior Notes.

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

Availability under the Global Revolving Credit Facilities varies over time depending on the value of the Company’s inventory, receivables and various capital assets. As of September 30, 2015, the Company had $62.3 million outstanding under the Global Revolving Credit Facilities and $126.6 million of available credit (based on exchange rates at September 30, 2015). As of September 30, 2015, the weighted-average interest rate on outstanding Global Revolving Credit Facility borrowings was 1.90 percent per annum As of December 31, 2014, the Company had $48.7 million outstanding under the Global Revolving Credit Facilities at a weighted-average interest rate of 1.8 percent per annum.

Terms, Covenants and Events of Default. In general, borrowings under the Global Revolving Credit Facilities will bear interest at LIBOR (which cannot be less than zero percent) plus an applicable margin ranging from 1.50% to 2.00%, depending on the amount of availability under the Third Amended and Restated Credit Agreement.  In addition, the Company may elect an Alternate Borrowing Rate (“ABR”) for borrowings under the Global Revolving Credit Facilities. ABR borrowings under the Global Revolving Credit Facilities will bear interest at the highest interest rate shown in the following table:

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

If aggregate availability under the Global Revolving Credit Facilities is less than the greater of (i) $20 million and (ii) 10% of the maximum aggregate commitments under the Global Revolving Credit Facilities as then in effect, the Company is required to comply with a fixed charge coverage ratio (as defined in the Third Amended Credit agreement) of not less than 1.1 to 1.0 for the preceding four-quarter period, tested as of the end of each quarter. As of September 30, 2015, aggregate availability under the Global Revolving Credit Facilities exceeded the minimum required amount, and the Company is not required to comply with such fixed charge coverage ratio.

The Company’s ability to pay cash dividends on its common stock is limited under the terms of both the Third Amended and Restated Credit Agreement and the 2021 Senior Notes. As of September 30, 2015, the Company’s ability to pay cash dividends on its common stock under the most restrictive terms of its debt agreements was limited to a total of $25 million in a 12-month period. However, the Company can pay dividends in excess of $25 million in a 12-month period by utilizing “restricted payment baskets” as defined in the indenture for the 2021 Senior Notes and the Third Amended and Restated Credit Agreement.

Other Debt

As of September 30, 2015, Neenah Germany had €7.9 million ($8.9 million, based on exchange rates at September 30, 2015) outstanding under a project financing agreement (the “Second German Loan Agreement”).  The Second German Loan Agreement matures in September 2022 and principal is repaid in equal quarterly installments beginning in December 2014.

Note 6.  Pension and Other Postretirement Benefits

Pension Plans

Except as described below for the FiberMark acquisition, substantially all active employees of the Company’s U.S. operations participate in defined benefit pension plans and/or defined contribution retirement plans. In addition, the Company maintains a supplemental retirement pension plan (“SERP”) which is a non-qualified defined benefit plan and a supplemental retirement contribution plan (“SRCP”) which is a non-qualified defined contribution benefit plan. The Company provides benefits under the SERP and the SRCP to the extent necessary to fulfill the intent of its defined benefit and defined contribution retirement plans without regard to the limitations set by the Internal Revenue Code on qualified defined benefit and defined contribution plans. Neenah Germany has defined benefit plans designed to provide a monthly pension upon retirement for substantially all its employees in Germany. There is no legal or governmental obligation to fund Neenah Germany’s benefit plans and as such the Neenah Germany defined benefit plans are currently unfunded. As of September 30, 2015, Neenah Germany had investments of $1.7 million that were restricted to the payment of certain post-retirement employee benefits. As of September 30, 2015, $0.6 million and $1.1 million of such investments are classified as prepaid and other current assets and other assets, respectively, on the condensed consolidated balance sheet.

FiberMark Acquisition

Defined benefit plans

FiberMark sponsors a qualified defined benefit plan covering certain U.S. employees. During 2009, FiberMark fully froze this plan so that additional benefits cannot be earned as a result of additional years of service or increases in annual earnings.  Plan assets are invested principally in equity, government, corporate debt securities and other fixed income mutual funds. FiberMark sponsors a defined benefit plan covering all U.K. employees, which is designed to provide a monthly pension upon retirement.  This plan became fully frozen during 2011 and plan assets are primarily invested in equity mutual funds.

Multi-Employer plan

The hourly employees at the Lowville, New York facility are covered by a multi-employer defined benefit plan.  FiberMark’s expense under this plan was $0.1 million for the year ended December 31, 2014.

FiberMark contributes to the multi-employer pension plan under a collective bargaining agreement which provides retirement benefits for its various union employees.  The risks of participating in multi-employer plans are different from single employer plans as assets contributed are available to provide benefits to employees of other employers and unfunded obligations from an employer that discontinues contributions are the responsibility of all remaining employers. In addition, in the event of a plan’s termination or FiberMark’s withdrawal from the plan, FiberMark may be liable for a portion of the plan’s unfunded vested benefits. FiberMark does not anticipate withdrawal from the plan, nor is it aware of any expected plan terminations.

The most recent Pension Protection Act zone status available in 2014 is for the plan’s year-end at December 31, 2014. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded.  Information for the multi-employer pension plan in which FiberMark participates is shown below.  The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.  For the year ended December 31, 2014, FiberMark’s contributions to this plan were less than 5% of total plan contributions.

		Pension	FIP/RP			Date of
		Zone	Status			Collective
Pension	EIN/Pension	Status	Pending or	Contributions	Surcharge	Bargaining
Fund	Plan Number	2014	Implemented	2014	Imposed	Agreement
PACE Industry Union Management Pension Fund	11-6166763	Red	Implemented	$0.1 million	Yes	11/9/16

Defined contribution plans

FiberMark has several qualified defined contribution plans covering certain hourly and salaried employees.  The plans permit employee salary deferrals, with the Company match ranging from 0% to 3% of salary, depending on the plan and the level of employee deferral.

The following table presents the components of net periodic benefit cost:

Components of Net Periodic Benefit Cost for Defined Benefit Plans

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended Ended September 30,
	2015	2014	2015	2014
Service cost	$1.5	$1.3	$0.5	$0.4
Interest cost	3.7	3.8	0.4	0.4
Expected return on plan assets (a)	(5.0)	(4.1)	—	—
Recognized net actuarial loss	1.6	1.0	—	—
Amortization of prior service cost (benefit)	0.1	0.1	(0.1)	—
Net periodic benefit cost	1.9	2.1	0.8	0.8
Less: Costs related to discontinued operations	0.2	0.2	0.1	0.1
Net periodic benefit cost related to continuing operations	$1.7	$1.9	$0.7	$0.7

	Pension Benefits		Postretirement Benefits Other than Pensions
	Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$4.4	$4.0	$1.3	$1.2
Interest cost	10.4	11.5	1.2	1.4
Expected return on plan assets (a)	(14.1)	(12.6)	—	—
Recognized net actuarial loss	5.0	3.2	0.1	0.1
Amortization of prior service cost (benefit)	0.2	0.2	(0.2)	(0.1)
Net periodic benefit cost	5.9	6.3	2.4	2.6
Less: Costs related to discontinued operations	0.7	0.6	0.2	0.3
Net periodic benefit cost related to continuing operations	$5.2	$5.7	$2.2	$2.3

(a)         The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

The Company expects to make aggregate contributions to qualified and nonqualified defined benefit pension trusts and to pay pension benefits for unfunded pension plans of approximately $5 million (based on exchange rates at September 30, 2015) in calendar 2015.  For the nine months ended September 30, 2015, the Company made $1.3 million of such payments.

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

At the 2013 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment and restatement of the 2004 Omnibus Plan (as amended and restated the “Omnibus Plan”). The amendment and restatement authorized the Company to reserve an additional 1,577,000 shares of Common Stock for future issuance. As of September 30, 2015, the Company had 1,295,000 shares of Common Stock reserved for future issuance under the Omnibus Plan.  The Company accounts for stock-based compensation pursuant to the fair value recognition provisions of ASC Topic 718, Compensation—Stock Compensation (“ASC Topic 718”).

Valuation and Expense Information

Substantially all stock-based compensation expense is recorded in selling, general and administrative expenses on the condensed consolidated statements of operations.  The following table summarizes stock-based compensation expense and related income tax benefits.

	Three Months Ended Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock-based compensation expense	$1.0	$1.1	$4.5	$4.1
Income tax benefit	(0.5)	(0.5)	(1.8)	(1.6)
Stock-based compensation, net of income tax benefit	$0.5	$0.6	$2.7	$2.5

The following table summarizes total compensation costs related to the Company’s equity awards and amounts recognized in the nine months ended September 30, 2015.

	Stock Options and SARs	Performance Shares and Restricted Stock
Unrecognized compensation cost — December 31, 2014	$1.1	$2.2
Grant date fair value of current year grants	1.4	3.5
Compensation expense recognized	(1.5)	(3.0)
Unrecognized compensation cost —September 30, 2015	$1.0	$2.7

Expected amortization period (in years)	1.7	1.5

Stock Options and SARs (“Options”)

The following tables present information regarding Options awarded during the nine months ended September 30, 2015:

Options granted	87,900
Per share weighted average exercise price	$59.72
Per share weighted average grant date fair value	$16.47

The weighted-average grant date fair value for Options granted during the nine months ended September 30, 2015 was estimated using the Black-Scholes option valuation model with the following assumptions:

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

The following table presents information regarding Options that vested during the nine months ended September 30, 2015:

Options vested	96,100
Aggregate grant date fair value of Options vested	$1.0

For the three and nine months ended September 30, 2015, the aggregate pre-tax intrinsic value of Options exercised was $0.8 million and $3.7 million, respectively.  For the three and nine months ended September 30, 2014, the aggregate pre-tax intrinsic value of Options exercised was $1.9 million and $10.3 million, respectively.

As of September 30, 2015, certain participants met age and service requirements that allowed their Options to qualify for accelerated vesting upon retirement. As of September 30, 2015, such participants held Options to purchase approximately 90,000 shares of common stock that would have been exercisable if they had retired as of such date. The aggregate grant date fair value of Options subject to accelerated vesting was $1.3 million. Options subject to accelerated vesting for expense recognition become exercisable according to the contract terms of the stock-based awards.

The following table presents information regarding outstanding Options:

	September 30, 2015	December 31, 2014
Options vested or expected to vest	568,600	601,100
Aggregate intrinsic value	$15.6	$20.3
Per share weighted average exercise price	$31.09	$26.46
Exercisable Options	270,200	292,900
Aggregate intrinsic value	$9.6	$11.4
Unvested Options	302,900	311,100
Per share weighted average grant date fair value	$12.14	$10.37

Performance Units/RSUs

For the nine months ended September 30, 2015, the Company granted target awards of approximately 45,100 Performance Units. The measurement period for the Performance Units is January 1, 2015 through December 31, 2015. The Performance Units vest on December 31, 2017. Common Stock equal to not less than 40 percent and not more than 200 percent of the Performance Unit target will be awarded based on the Company’s return on invested capital, consolidated revenue growth, the percentage of consolidated free cash flow to revenue and total return to shareholders relative to the companies in the Russell 2000® Value small cap index. As of September 30, 2015, the Company expects that Common Stock equal to approximately 150 percent of the Performance Unit targets will be earned. The market price on the date of grant for the Performance Units was $59.72 per share. Based on the expected achievement of performance targets, the Company is recognizing stock-based compensation expense pro-rata over the vesting term of the Performance Units.

For the nine months ended September 30, 2015, the Company awarded 9,030 RSUs to non-employee members of the Board of Directors and 3,145 RSUs (net of forfeitures) to employees. The weighted average grant date fair value of such awards was $61.64 per share and the awards vest one year from the date of grant. During the vesting period, the holders of the RSUs are entitled to dividends, but the RSUs do not have voting rights and are forfeited in the event the holder is no longer an employee or member of the Board of Directors on the vesting date.

Excess Tax Benefits

ASC Topic 718 requires the reporting of excess tax benefits related to the exercise or vesting of stock-based awards as cash provided by financing activities within the statement of cash flows. Excess tax benefits represent the difference between the tax deduction the Company will receive on its tax return for compensation recognized by employees upon the vesting or exercise of stock-based awards and the tax benefit recognized for the grant date fair value of such awards. For the nine months ended September 30, 2015 and 2014, the Company recognized excess tax benefits related to the exercise or vesting of stock-based awards of $1.1 million and $3.0 million, respectively.

Note 8.  Goodwill and Other Intangible Assets

The following table presents changes in the carrying amount of goodwill for the nine months ended September 30, 2015. As of September 30, 2015, $67.4 million, $6.5 million and $0.5 million of such goodwill is reported within the Technical Products, Fine Paper and Packaging and Other segments, respectively.

	Gross Amount	Cumulative Impairment Losses	Net
Balance at December 31, 2014	$100.8	$(50.3)	$50.5
Acquisition of FiberMark	26.7	—	26.7
Foreign currency translation	(6.6)	3.8	(2.8)

Balance at September 30, 2015	$120.9	$(46.5)	$74.4

The following table presents the gross carrying amount of intangible assets and the related accumulated amortization for intangible assets subject to amortization.

	Weighted- Average	September 30, 2015		December 31, 2014
	Amortization Period (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets
Customer based intangibles	15	$35.9	$(8.6)	$22.7	$(8.1)
Trade names and trademarks	10 - 15	4.4	(1.7)	1.5	(1.3)
Acquired technology	10 - 15	16.0	(1.3)	7.5	(1.0)
Total amortizable intangible assets		56.3	(11.6)	31.7	(10.4)
Non-amortizable trade names	Not amortized	35.9	—	35.3	—
Total		$92.2	$(11.6)	$67.0	$(10.4)

The following table presents intangible assets acquired in conjunction with the FiberMark acquisition:

		Estimated Useful
		Lives
	Intangibles	(Years)
Intangible assets—definite lived
Trademarks	$2.7	15
Customer based intangibles	14.1	15
Acquired technology	8.7	13
Total	25.5
Trademarks—indefinite lived	1.4
Total intangible assets	$26.9

All other changes in the carrying value of the Company’s intangible assets not specifically identified are due to foreign currency translation effects. As of September 30, 2015, $50.9 million, $28.6 million and $1.1 million of such intangible assets are reported within the Technical Products, Fine Paper and Packaging and Other segments, respectively.

Note 9.  Stockholders’ Equity

Common Stock

The Company has authorized 100 million shares of Common Stock. Holders of the Company’s Common Stock are entitled to one vote per share. As of September 30, 2015 and December 31, 2014, the Company had 16,730,000 shares and 16,748,000 shares of Common Stock outstanding, respectively.

In May 2015, the Company’s Board of Directors authorized a program that would allow the Company to repurchase up to $25 million of its outstanding Common Stock over the next 12 months (the “2015 Stock Purchase Plan”).  Purchases by the Company under the 2015 Stock Purchase Plan would be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. The 2015 Stock Purchase Plan does not require the Company to purchase any specific number of shares and may be suspended or discontinued at any time. The Company had a substantially identical $25 million repurchase program in place during the preceding 12 months that expired in May 2015 (the “2014 Stock Purchase Plan”).  For the nine months ended September 30, 2015, the Company acquired approximately 42,100 shares of Common Stock at a cost of $2.4 million and 60,900 shares of Common Stock at a cost of $3.4 million pursuant to the 2015 Stock Purchase Plan and the 2014 Stock Purchase Plan, respectively. For the nine months ended September 30, 2014, there were no Common Stock purchases under the 2014 Stock Purchase Plan.

As of September 30, 2015, under the terms of the 2021 Senior Notes the Company has limitations on its ability to repurchases shares of its Common Stock.  The Company can repurchase shares of its Common Stock by utilizing “restricted payment baskets” as defined in the indenture for the 2021 Senior Notes and the Third Amended and Restated Credit Agreement.

For the nine months ended September 30, 2015, the Company acquired approximately 2,200 shares of Common Stock at a cost of $0.2 million for shares surrendered by employees to pay taxes due on vested restricted stock awards. For the nine months ended September 30, 2014, the Company acquired approximately 3,000 shares of Common Stock at a cost of $0.1 million for shares surrendered by employees to pay taxes due on vested restricted stock awards.

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

Employees and Labor Relations

Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the “IG BCE”). In July 2015, the IG BCE and a national trade association representing all employers in the industry signed a collective bargaining agreement covering union employees of Neenah Germany that expires in June 2017. Under German law union membership is voluntary and does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement with the IG BCE that expires in June 2017 cannot be determined. As of September 30, 2015, the Company had no employees covered by collective bargaining agreements that will expire in the next 12-months.  The Company believes it has satisfactory relations with its employees covered by collective bargaining agreements.

FiberMark acquisition

In the U.S. and the U.K., approximately 72% of FiberMark’s hourly employees are union members and are covered under collective bargaining agreements which expire at various times from 2016 through 2017. The agreements at the Brattleboro, Vermont mill, the Reading, Pennsylvania mill and the Lowville, New York mill expire in August 2016, September 2016 and November 2016, respectively. The agreement at the Bolton, England mill expires in May 2016. As of September 30, 2015, employees covered under agreements that expire in the next 12-months represent approximately 38% of all hourly employees of the Company.

Note 11.  Discontinued Operations and Assets Held for Sale

Discontinued Operations

On September 7, 2015, the Company reached an agreement for the sale of the Lahnstein Mill to the Buyer, a privately-owned enterprise specializing in equity holdings in German medium-sized companies, for cash proceeds of approximately $9 million. The sale was completed on October 31, 2015. The Buyer acquired all the assets and liabilities of the Lahnstein Mill, including pension and related liabilities of approximately $20 million. The Lahnstein Mill, which had annual sales of approximately $50 million, had been operating as a stand-alone business, manufacturing non-woven wallcoverings and various other specialty papers. The sale focuses the Company’s portfolio on targeted growth markets such as filtration, premium fine papers and packaging and other performance materials.

Upon reaching an agreement for the sale of the Lahnstein Mill, the Company compared the carrying value of the Lahnstein Mill assets to the fair value of such assets reflected in the sales agreement.  As a result, the Company recognized an estimated impairment charge of $5.5 million to reduce the carrying value of the Lahnstein Mill assets to fair value.  Such estimate will be subject to adjustment as a result of the true-up of the sales price to the October 31, 2015 values of cash and working capital and other differences in estimates of other balance sheet accounts as of that date.  In addition, the Company recognized approximately $1.4 million of estimated transaction costs related to the sale.  For the three and nine months ended September 30, 2015, discontinued operations reported on the condensed consolidated statements of operations include the results of operations and the estimated loss on sale of the Lahnstein Mill. The condensed consolidated statements of operations for the three and nine months ended September 30, 2014 have been restated to report results of the Lahnstein Mill as discontinued operations.  The results of the Lahnstein Mill were previously reported in the Technical Products segment.  As of September 30, 2015 and December 31, 2014, the assets and liabilities of the Lahnstein Mill are classified as assets held for sale on the condensed consolidated balance sheet.

The following table presents selected financial information for discontinued operations:

	Three Months Ended Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$12.2	$15.2	$38.8	$50.0
Cost of products sold	11.5	13.7	35.5	44.5
Gross Profit	0.7	1.5	3.3	5.5
Selling, general and administrative expenses	1.0	1.1	3.2	3.7
Restructuring costs	0.1	0.1	0.1	0.6
Other income - net	(0.2)	—	(0.4)	(0.2)
Income (Loss) From Discontinued Operations Before Income Taxes	(0.2)	0.3	0.4	1.4
Loss on sale	(6.9)	—	(6.9)	—
Income (loss) before income taxes	(7.1)	0.3	(6.5)	1.4
Income tax provision	0.3	0.1	0.4	0.4
Income (loss) from discontinued operations	$(7.4)	$0.2	$(6.9)	$1.0

The following table presents selected cash flow information for discontinued operations:

	Nine Months Ended September 30,
	2015	2014
Depreciation and amortization	$2.5	$13.0

Capital expenditures	$0.4	$0.6

Assets Held for Sale

The following table presents the major components of assets and liabilities of the Lahnstein Mill and the Fitchburg Mill classified as assets held for sale and liabilities related to facilities held for sale on the condensed consolidated balance sheet:

	September 30, 2015	December 31, 2014
Assets Held For Sale
Current Assets
Accounts receivable - net	$4.9	$2.4
Inventories	9.6	10.1
Prepaid and other current assets	1.2	1.4
Property, Plant and Equipment	24.3	28.3
Goodwill	0.9	1.0
Intangible Assets—net	1.9	2.3
Other Assets	0.8	0.9
Less, Asset Impairment	(5.5)	—
Assets Held for Sale	$38.1	$46.3
Liabilities Related to Facilities Held for Sale
Current Liabilities
Accounts payable	$2.6	$2.4
Accrued expenses	3.3	2.0
Deferred Income Taxes	0.6	0.7
Noncurrent Employee Benefits	20.9	22.2
Liabilities related to facilities held for sale	$27.4	$27.3

As of September 30, 2015, assets held for sale less liabilities related to facilities held for sale of $10.7 million is composed of $8.8 million related to the Lahnstein Mill and $1.9 million related to the Fitchburg Mill.

Note 12.  Business Segment Information

On July 1, 2015, the Company reorganized its internal management structure and, accordingly, addressed its segment reporting structure. As a result of this reorganization, the Other operating segment (composed of the non-premium Index, Tag and Vellum Bristol product lines acquired as part of the purchase of the Wausau brands) was combined with the Fine Paper and Packaging operating segment to reflect the manner in which this business is managed. Segment information for prior periods has been restated to conform to the current period presentation.  In addition, as part of the FiberMark acquisition, the Company acquired certain product lines composed of non-strategic papers sold to converters for end uses such as covering materials for datebooks, diaries, yearbooks and traditional photo albums.  Due to the non-strategic nature of these products, management decided that they would not be managed as part of either the existing Fine Paper and Packaging or Technical Material businesses.  As a result, effective August 1, 2015, these product lines represent an operating segment which does not meet the quantitative threshold  for a reportable segment and are accordingly reported as an Other operating segment.

The Company’s reportable operating segments now consist of Technical Products, Fine Paper and Packaging and Other.  The Technical Products segment is an aggregation of the Company’s Filtration and Performance Material businesses which are similar in terms of economic characteristics, nature of products, processes, customer class and product distribution methods.

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

The following table summarizes the net sales, operating income and total assets for each of the Company’s business segments.

	Three Months Ended Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales
Technical Products	$108.9	$106.2	$321.2	$305.9
Fine Paper and Packaging	116.9	109.1	330.3	330.2
Other	5.8	—	5.8	—
Consolidated	$231.6	$215.3	$657.3	$636.1

	Three Months Ended Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating income (loss)
Technical Products	$11.0	$9.6	$41.7	$35.5
Fine Paper and Packaging	17.2	15.3	52.2	45.6
Other	(0.2)	—	(0.2)	—
Unallocated corporate costs	(3.6)	(3.2)	(13.2)	(11.5)
Consolidated	$24.4	$21.7	$80.5	$69.6

	September 30, 2015	December 31, 2014
Total Assets
Technical Products	$450.2	$372.8
Fine Paper and Packaging	262.5	228.8
Corporate and Other	50.7	82.7
Assets held for sale	38.1	46.3
Total	$801.5	$730.6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our financial position as of September 30, 2015 and our results of operations for the three and nine months ended September 30, 2015 and 2014. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Executive Summary

On August 1, 2015, we purchased all of the outstanding equity of FiberMark from American Securities for a purchase price of $120 million. The purchase price of $120 million, subject to adjustments for acquired cash and a working capital true up, resulted in a cash payment of $123 million at closing, and was financed through $80 million of cash on hand and the balance from available borrowing capacity on our Global Revolving Credit Facilities.

On September 7, 2015, we reached an agreement for the sale of our Lahnstein Mill to the Kajo Neukirchen Group for cash proceeds of approximately $9 million.  We completed the sale on October 31, 2015.  For the three and nine months ended September 30, 2015, discontinued operations reported on the condensed consolidated statements of operations reflect the results of operations and the estimated loss on sale of the Lahnstein Mill. The condensed consolidated statements of operations for the three and nine months ended September 30, 2014 have been restated to report results of the Lahnstein Mill as discontinued operations.  The results of the Lahnstein Mill were previously reported in the Technical Products segment.

For the three months ended September 30, 2015, consolidated net sales increased $16.3 million from the prior year period to $231.6 million as incremental technical products volume related to organic growth, the FiberMark acquisition and higher average net prices for our heritage businesses were partially offset by unfavorable currency exchange effects.  Excluding currency exchange effects and incremental sales from FiberMark, consolidated sales increased $1.7 million (1%) from the prior year.

Consolidated operating income of $24.4 million for the three months ended September 30, 2015 increased $2.7 million from the prior year period.  The favorable comparison to the prior year was primarily due to higher net price for our heritage businesses, lower manufacturing input costs and organic volume growth in our technical products business.  These favorable variances were partially offset by lower fine paper and packaging shipment volume, the timing of scheduled annual maintenance downtime for our German filtration operation and unfavorable currency exchange effects.

Cash provided by operating activities of $35.0 million for the three months ended September 30, 2015 was $14.3 million favorable to cash provided by operating activities of $20.7 million in the prior year period primarily due to reduced investments in working capital and lower post-retirement benefit plan contributions.

On July 1, 2015, we reorganized our internal management structure and, accordingly, addressed our segment reporting structure. As a result of this reorganization, the Other operating segment (composed of the non-premium Index, Tag and Vellum Bristol product lines acquired as part of the purchase of the Wausau brands) was combined with the Fine Paper and Packaging operating segment to reflect the manner in which this business is managed. Segment information for prior periods has been restated to conform to the current period presentation.  In addition, as part of the FiberMark acquisition, we acquired certain product lines composed of non-strategic papers sold to converters for end uses such as covering materials for datebooks, diaries, yearbooks and traditional photo albums.  Due to the non-strategic nature of these products, management decided that they would not be managed as part of either the existing Fine Paper and Packaging or Technical Material businesses.  As a result, effective August 1, 2015, these product lines represent an operating segment which does not meet the quantitative threshold  for a reportable segment and are accordingly reported as an Other operating segment.  Our reportable operating segments now consist of Technical Products, Fine Paper and Packaging and Other.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, earnings before interest and taxes (which we refer to as “operating income”) and other information relevant to an understanding of our results of operations for the three months ended September 30, 2015 and 2014.

Analysis of Net Sales — Three and nine months ended September 30, 2015 and 2014

The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Net sales
Technical Products	$108.9	47%	$106.2	49%	$321.2	49%	$305.9	48%
Fine Paper and Packaging	116.9	50%	109.1	51%	330.3	50%	330.2	52%
Other	5.8	3%	—	0%	5.8	1%	—	0%
Consolidated	$231.6	100%	$215.3	100%	$657.3	100%	$636.1	100%

Commentary:

The following table presents our net sales by segment for the three months ended September 30, 2015 and 2014:

			Change in Net Sales Compared to Prior Period
	Three Months			Change Due To
	Ended September 30,				Average
	2015	2014	Total Change	Volume	Net Price	Currency
Technical Products	$108.9	$106.2	$2.7	$12.4	$(0.2)	$(9.5)
Fine Paper and Packaging	116.9	109.1	7.8	5.8	2.0	—
Other	5.8	—	5.8	5.8	—	—
Consolidated	$231.6	$215.3	$16.3	$24.0	$1.8	$(9.5)

Consolidated net sales for the three months ended September 30, 2015 were $16.3 million (8%) higher than the prior year period as incremental technical products organic volume growth, the FiberMark acquisition and higher average selling prices more than offset unfavorable currency exchange effects and lower volumes for the heritage fine paper and packaging business.  Excluding currency exchange effects and incremental FiberMark sales, consolidated sales increased $1.7 million (1%).

•                  Net sales in our technical products business increased $2.7 million (3%) from the prior period due to incremental organic volume, the FiberMark acquisition and higher selling prices, partially offset by unfavorable currency exchange effects and a lower value product mix.  Unfavorable currency exchange effects resulted from the Euro weakening by more than 15 percent relative to the U.S. dollar in the third quarter of 2015 as compared to the prior year period. Excluding currency exchange effects and incremental sales from FiberMark, technical product sales increased $2.1 million (2%). Excluding incremental sales of FiberMark, sales volumes increased approximately two percent from the prior year period as growth in filtration and labels more than offset lower shipments of backing products.

•                  Net sales in our fine paper and packaging business increased $7.8 million (7%) from the prior year period primarily due to incremental FiberMark sales.  Excluding acquired revenues, fine paper and packaging sales decreased $0.4 million or less than one percent as higher average net price was offset by a two percent decrease in sales volumes.  Sales volumes were unfavorable to the prior year as increases in premium packaging and retail products were more than offset by lower sales of other grades, including lower margin special make business.  Average net price improved from the prior year due to both an increase in average selling prices and a more favorable product mix.

The following table presents our net sales by segment for the nine months ended September 30, 2015 and 2014:

			Change in Net Sales Compared to Prior Period
	Nine Months			Change Due To
	Ended September 30,				Average
	2015	2014	Total Change	Volume	Net Price	Currency
Technical Products	$321.2	$305.9	$15.3	$47.8	$(0.1)	$(32.4)
Fine Paper and Packaging	330.3	330.2	0.1	(7.5)	7.6	—
Other	5.8	—	5.8	5.8	—	—
Consolidated	$657.3	$636.1	$21.2	$46.1	$7.5	$(32.4)

Consolidated net sales for the nine months ended September 30, 2015 were $21.2 million higher than the prior year period due to incremental technical products organic volume growth, the FiberMark acquisition, and higher average selling prices, partially offset by unfavorable currency exchange effects.  Excluding incremental FiberMark sales and currency exchange effects, consolidated net sales increased $29.5 million (5%) from the prior year period.

•                  Net sales in our technical products business increased $15.3 million (5%) from the prior year due as incremental sales volume related to organic growth, incremental FiberMark sales and higher selling prices were only partially offset by unfavorable currency exchange effects.  Unfavorable currency exchange effects resulted from the Euro weakening by approximately 18 percent relative to the U.S. dollar in the first nine months of 2015 as compared to the prior year period. Excluding currency exchange effects and incremental FiberMark sales, technical product sales increased $34.2 million (11%) and volumes increased approximately 12 percent from the prior year period due to growth in shipments of filtration and specialty performance products.

•                  Net sales in our fine paper and packaging business were essentially unchanged from the prior year period as higher average net price and incremental FiberMark sales were offset by a five percent decrease in sales volumes.  Average net price improved from the prior year due to an increase in average selling prices and a more favorable product mix.  Sales volume was unfavorable to the prior year as growth in shipments of premium packaging and retail products was more than offset by lower sales of other papers, including lower margin special make business.

The following table sets forth line items from our condensed consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	79.1	80.8	77.8	79.9
Gross profit	20.9	19.2	22.2	20.1
Selling, general and administrative expenses	9.2	8.7	9.4	8.9
Restructuring costs	1.2	0.4	0.4	0.2
Other expense - net	—	—	0.1	0.1
Operating income	10.5	10.1	12.2	10.9
Interest expense-net	1.2	1.3	1.3	1.3

Income from continuing operations before income taxes	9.3	8.8	10.9	9.6
Provision for income taxes	3.5	2.6	3.9	3.2
Income from continuing operations	5.8%	6.2%	7.0%	6.4%

Analysis of Operating Income—Three and nine months ended September 30, 2015 and 2014

Commentary:

The following table presents our operating income by segment for the three months ended September 30, 2015 and 2014:

			Change in Operating Income Compared to Prior Period
	Three Months			Change Due To
	Ended September 30,		Total		Net	Material
	2015	2014	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$11.0	$9.6	$1.4	$2.3	$1.7	$0.9	$(1.1)	$(2.4)
Fine Paper and Packaging	17.2	15.3	1.9	(0.7)	1.0	1.5	—	0.1
Other	(0.2)	—	(0.2)	0.1	—	—	—	(0.3)
Unallocated corporate costs	(3.6)	(3.2)	(0.4)	—	—	—	—	(0.4)
Consolidated	$24.4	$21.7	$2.7	$1.7	$2.7	$2.4	$(1.1)	$(3.0)

(a)                   Includes changes in selling price and product mix.

(b)                   Includes price changes for raw materials and energy.

(c)                    Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and selling, general and administrative (“SG&A”) expenses, and acquisition integration/restructuring costs.

Consolidated operating income of $24.4 million for the three months ended September 30, 2015 increased $2.7 million (12%) from the prior year period.  The favorable comparison was primarily due to higher net price for both businesses, lower manufacturing input costs and incremental technical products volume due to organic growth; partially offset by higher manufacturing costs in technical products, lower fine paper and packaging volume and unfavorable currency effects.  Excluding results of the FiberMark acquisition, acquisition integration/restructuring costs and currency effects, consolidated operating income increased $5.8 million (26%).

•                  Operating income for our technical products business increased $1.4 million (15%) from the prior year period primarily due to higher selling prices, incremental volume from organic growth and lower manufacturing input costs.  These favorable variances were partially offset by unfavorable currency exchange effects and higher manufacturing costs related to the timing of scheduled annual maintenance downtime at our German filtration operation that occurred in the third quarter of 2015 and the fourth quarter of 2014. Results for the three months ended September 30, 2015 and 2014 include $1.1 million for acquisition integration/restructuring costs.  Excluding currency exchange effects and acquisition integration/restructuring costs, operating income for the technical products business increased $2.5 million (23%).

•                  Operating income for our fine paper and packaging business increased $1.9 million (12%) from the prior year period primarily due to lower input costs, higher net price and lower manufacturing costs.  Excluding acquisition related integration costs, operating income increased $2.8 million (18%).

•                  Unallocated corporate expenses for the three months ended September 30, 2015 of $3.6 million were $0.4 million unfavorable to the prior year period.  The unfavorable comparison to the prior year period is primarily due to restructuring and acquisition costs in the current year period.  Results for the three months ended September 30, 2014 include $0.2 million of income associated with acquisition related activities.

The following table presents our operating income by segment for the nine months ended September 30, 2015 and 2014:

			Change in Operating Income Compared to Prior Period
	Nine Months			Change Due To
	Ended September 30,		Total		Net	Material
	2015	2014	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$41.7	$35.5	$6.2	$7.3	$3.5	$3.3	$(4.2)	$(3.7)
Fine Paper and Packaging	52.2	45.6	6.6	(5.0)	6.3	6.8	(0.1)	(1.4)
Other	(0.2)	—	(0.2)	(0.2)	—	—	—	—
Unallocated corporate costs	(13.2)	(11.5)	(1.7)	—	—	—	—	(1.7)
Consolidated	$80.5	$69.6	$10.9	$2.1	$9.8	$10.1	$(4.3)	$(6.8)

(a)                   Includes changes in selling price and product mix.

(b)                   Includes price changes for raw materials and energy.

(c)                    Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and SG&A expenses, and acquisition integration/restructuring costs.

Consolidated operating income of $80.5 million for the nine months ended September 30, 2015 increased $10.9 million (16%) from the prior year period.  The favorable comparison was primarily due to lower manufacturing input costs and higher selling prices for both businesses, partially offset by higher manufacturing, acquisition and restructuring costs and unfavorable currency effects.

•                  Operating income for our technical products business increased $6.2 million (17%) from the prior year period primarily due to higher selling, lower manufacturing input costs and incremental volume related to organic growth.  These favorable variances were partially offset by unfavorable currency exchange effects and higher manufacturing costs. Results for the nine months ended September 30, 2015 and 2014 include $1.1 million and $1.3 million, respectively, for acquisition integration/restructuring costs.  Excluding incremental volume from the FiberMark acquisition, unfavorable currency exchange effects and acquisition integration/restructuring costs, operating income for the technical products business increased $10.2 million or 28 percent.

•                  Operating income for our fine paper and packaging business increased $6.6 million (14%) from the prior year period primarily due to lower manufacturing input costs principally as a result of lower natural gas prices and higher net price. Extreme winter weather conditions during the first quarter of 2014 resulted in a temporary increase in natural gas prices. These favorable variances were partially offset by lower shipment volume and higher manufacturing and SG&A costs.

•                  Unallocated corporate expenses for the nine months ended September 30, 2015 of $13.2 million were $1.7 million unfavorable to the prior year period.  The unfavorable comparison to the prior year period is primarily due to the timing of certain corporate costs in the current year period.  Results for the nine months ended September 30, 2015 and 2014, include acquisition integration/restructuring costs of $0.6 million and $0.1 million, respectively.

Additional Statement of Operations Commentary:

•                  SG&A expense of $21.2 million for the three months ended September 30, 2015 was $2.5 million higher than SG&A expense of $18.7 million in the prior year period primarily due to incremental expenses related to the FiberMark acquisition.  For the three months ended September 30, 2015, SG&A expense as a percent of sales increased to 9.2 percent from 8.7 percent in the prior year period.

•                  For the three months ended September 30, 2015, we incurred net interest expense of $2.9 million which was $0.2 million higher than the prior year period primarily due to incremental borrowings under our Global Revolving Credit Facilities to partially fund the FiberMark acquisition.

•                  In general, our effective tax rate differs from the U.S. statutory tax rate of 35 percent primarily due to the proportion of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate. For the three months ended September 30, 2015 and 2014, we recorded an income tax provision of $8.0 million and $5.6 million, respectively.  The effective income tax rate for the three months ended September 30, 2015 and 2014 was 37 percent and 29 percent, respectively.  The increase in our effective tax rate was primarily due to the impact of federal and state research and development credits (“R&D Credits”).  In 2015, the FiberMark acquisition reduced the amount of state R&D Credits which are expected to be utilized prior to expiration.  In 2014, the effective income tax rate benefitted from recognition of 2013 tax credits.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2015	2014
Net cash flow provided by (used in):
Operating activities	$79.5	$72.6
Investing activities:
Capital expenditures	$(25.7)	$(15.2)
Acquisitions	(118.2)	(72.4)
Purchase of equity investment	—	(2.9)
Other investing activities	0.4	(0.5)
Total	$(143.5)	$(91.0)
Financing activities	$(2.4)	$(30.7)
Net decrease in cash and cash equivalents (a)	$(67.1)	$(49.4)

(a)              Includes the effect, if any, of exchange rate changes on cash and cash equivalents.

Operating Cash Flow Commentary

•                  Cash provided by operating activities of $79.5 million for the nine months ended September 30, 2015 was $6.9 million favorable to cash provided by operating activities of $72.6 million in the prior year period.  The favorable comparison primarily resulted from lower post-retirement benefit plan contributions.

Investing Commentary:

•                  For the nine months ended September 30, 2015 and 2014, cash used by investing activities was $143.5 million and $91.0 million, respectively.  Cash used by investing activities for the nine months ended September 30, 2015 and 2014 include acquisition related spending of $118.2 million and $72.4 million, respectively. Capital expenditures for the nine months ended September 30, 2015 were $25.7 million compared to spending of $15.2 million in the prior year period. In general, we expect aggregate annual capital expenditures of approximately 3 to 5 percent of net sales. For 2015, we expect annual capital expenditures at the upper end of that range or approximately $50 million due to incremental investments in filtration assets in the U.S. We believe that the level of our capital spending can be more than adequately funded from cash provided from operating activities and allows us to maintain the efficiency and cost effectiveness of our assets and also invest in expanded manufacturing capabilities to successfully pursue strategic initiatives and deliver attractive returns.

Financing Commentary:

Our liquidity requirements are provided by cash generated from operations and short and long-term borrowings.

•                  For the nine months ended September 30, 2015 and 2014, cash used in financing activities was $2.4 million and $30.7 million, respectively.

•                  Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of September 30, 2015, we had $62.3 million outstanding under our Global Revolving Credit Facilities and $126.6 million of available credit (based on exchange rates at September 30, 2015).

•                  We have required debt principal payments through June 30, 2016 of $1.3 million for principal payments on the Second German Loan Agreement.

•                  For the nine months ended September 30, 2015, cash and cash equivalents decreased $67.1 million to $5.5 million at September 30, 2015 from $72.6 million at December 31, 2014.  Total debt increased $11.9 million to $246.2 million at September 30, 2015 from $234.3 million at December 31, 2014. Net debt (total debt minus cash and cash equivalents) increased by $79.0 million primarily due to spending related to the FiberMark acquisition partially offset by cash flow from operations.

•                  As of September 30, 2015, our cash balance of $5.5 million consists of $1.9 million in the U.S. and $3.6 million held at entities outside of the U.S. As of September 30, 2015 there were no restrictions regarding the repatriation of our non-U.S. cash and, we believe, the repatriation of these cash balances to the U.S. would not materially increase our income tax provision.

Transactions With Shareholders

•                  In November 2014, our Board of Directors approved an eleven percent increase in the annual dividend rate on our common stock to $1.20 per share. Effective March 3, 2015, the dividend is being paid in four equal quarterly installments of $0.30 per share.  For the nine months ended September 30, 2015 and 2014, we paid cash dividends of $0.90 per common share or $15.2 million and $0.75 per common share or $12.6 million, respectively.

•                  In May 2015, our Board of Directors authorized the 2015 Stock Purchase Plan.  The 2015 Stock Purchase Plan allows us to repurchase up to $25 million of our outstanding Common Stock through May 2016.  Purchases under the 2015 Stock Purchase Plan will be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors.  The 2015 Stock Purchase Plan does not require us to purchase any specific number of shares and may be suspended or discontinued at any time. The 2015 Stock Purchase Plan replaced the 2014 Stock Purchase Plan that expired in May 2015.  For the nine months ended September 30, 2015, we acquired approximately 42,100 shares of Common Stock at a cost of $2.4 million and 60,900 shares of Common Stock at a cost of $3.4 million pursuant to the 2015 Stock Purchase Plan and the 2014 Stock Purchase Plan, respectively.  As of September 30, 2015, we have made aggregate purchases of 125,500 shares of Common Stock at a cost of $7.0 million under the 2015 Stock Purchase Plan and 2014 Stock Purchase Plan.

Other Items:

•                  In 2015, all remaining U.S. federal NOLs have been utilized and we expect to pay approximately $10 million of U.S. federal income taxes.  As of September 30, 2015, we had $49.3 million of state NOLs. Our state NOLs may be used to offset approximately $2.6 million in state income taxes.  If not used, substantially all of the state NOLs will expire in various amounts between 2020 and 2030. In addition, we had $27.1 million of U.S. federal and state R&D Credits which, if not used, will expire between 2025 and 2034 for the U.S. federal R&D Credits and between 2017 and 2030 for the state R&D Credits.  As of September 30, 2015, we recorded a valuation allowance of $3.3 million against a portion of the R&D Credits.

•                  In conjunction with the FiberMark acquisition, we acquired U.S. state NOLs of $31.3 million, which may be used to offset approximately $2.0 million in state income taxes.  If not used, substantially all of these NOLs will expire in various amounts between 2015 and 2028.  As of September 30, 2015, we reflected a valuation allowance of $1.6 million against a portion of the NOLs.  In addition, we have state tax credits of approximately $0.8 million, of which approximately $0.2 million, if not used, will expire in 2027.  As of September 30, 2015, we recorded a valuation allowance of $0.2 million against a portion of the state tax credits.

•                  On September 7, 2015, we reached an agreement for the sale of our Lahnstein Mill to the Kajo Neukirchen Group (the “Buyer”) for cash proceeds of approximately $9 million.  We completed the sale on October 31, 2015.  The Buyer acquired all the assets and liabilities of the Lahnstein Mill, including pension and related liabilities of approximately $20 million. The Lahnstein Mill, which had annual sales of approximately $50 million, had been operating as a stand-alone business, manufacturing non-woven wallcoverings and various other specialty papers. The sale focuses our portfolio on targeted growth markets such as filtration, premium fine papers and packaging and other performance materials.

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

As of September 30, 2015, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the three months ended September 30, 2015. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities:

The following table contains information about our purchases of our equity securities for the three months ended September 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (a)
July 1, 2015 — July 31, 2015	—	$—	—	$24,700,000
August 1, 2015 — August 31, 2015	10,600	$55.53	10,600	$24,100,000
September 1, 2015 — September 30, 2015	—	$—	—	$24,100,000

(a)         In May 2015, our Board of Directors authorized a program that would allow us to repurchase up to $25 million of our outstanding Common Stock over the next 12 months (the “2015 Stock Purchase Plan”). The 2015 Stock Purchase Plan replaced an identical $25 million repurchase program that expired in May 2015 (the “2014 Stock Purchase Plan”).  As of September 30, 2015, the Company has purchased approximately 125,500 shares of Common Stock at an aggregate cost of $7.0 million under the 2015 Stock Purchase Plan and 2014 Stock Purchase Plan.

Item 6.  Exhibits

Exhibit Number	Exhibit

2.1	Interest Purchase Agreement by and among ASP FiberMark Holdings, LLC, ASP FiberMark, LLC, Neenah FMK Holdings, LLC and Neenah Paper, Inc. dated as of July 16, 2015 (filed herewith).

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

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

November 9, 2015