Form 10-K
period 2015-12-31
Neenah Paper Inc
filed 2016-02-26
CIK 1296435

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the registrant's common stock held by non-affiliates on June 30, 2015 (based on the closing stock price on the New York Stock Exchange) on such date was approximately $985,000,000.

        As of February 22, 2016, there were 16,725,000 shares of the Company's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Certain information contained in the definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on May 26 2016 is incorporated by reference into Part III hereof.

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

Our technical products business is a leading international producer of performance-based substrates such as filtration media for transportation, water and other filtration markets, and saturated and coated performance materials used for industrial backings, labels and a variety of other end markets. The business is focused on categories where we believe we are a market leader or have a competitive advantage, including, among others, transportation, water and other filter media, specialty tape, label, abrasive, image transfer and customer-specific applications used in durable print and other applications. Our customers are located in more than 70 countries. Our technical products manufacturing facilities are located in Munising, Michigan, Pittsfield, Massachusetts, Bolton, England and near Munich, Germany. In addition, certain products manufactured in shared facilities acquired in the FiberMark Acquisition (as defined below) support our technical products business. For a description of the shared facilities acquired in the FiberMark Acquisition, see Part I, Item 2 "Properties."

We believe our fine paper and packaging business is the leading supplier of premium printing and other high end specialty papers in North America. We are also focused on increasing our presence in international markets. Our premium writing, text, cover and specialty papers are used in commercial offset and digital printing and imaging applications for corporate identity packages, invitations, personal stationery, premium labels and luxury packaging. Our bright papers are used in applications such as direct mail, advertising inserts, scrapbooks and marketing collateral. Our products include some of the most recognized and preferred fine paper brands and we enjoy leading market positions in many of our product categories. We sell our products primarily to authorized paper distributors, as well as through converters, specialty businesses and major retail customers. Our fine paper and packaging manufacturing facilities are located in Appleton, Neenah and Whiting, Wisconsin; and Canton, Ohio. In addition, certain products manufactured in shared facilities acquired in the FiberMark Acquisition support our fine paper and packaging business. For a description of the shared facilities acquired in the FiberMark Acquisition, see Part I, Item 2 "Properties."

Company Structure

Our corporate structure consists of Neenah Paper, Inc., and six direct wholly owned subsidiaries.

Neenah Paper, Inc. is a Delaware corporation that holds our trademarks and patents related to all of our U.S. businesses (except Neenah Paper FVC, Inc), all of our U.S. fine paper and packaging inventory, the real estate, mills and manufacturing assets associated with our fine paper and packaging operations in Neenah and Whiting, Wisconsin, and all of the equity in our subsidiaries listed below. The common stock of Neenah is publicly traded on the New York Stock Exchange under the symbol "NP."

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

Neenah Filtration, LLC is a Delaware limited liability company and wholly owned subsidiary of Neenah that owns all of the equity of Neenah Technical Materials, Inc. ("NTM") and Neenah Filtration Appleton, LLC ("NFA"). NTM is a Massachusetts corporation that owns all of the real estate, mills and manufacturing assets associated with our technical materials business in Pittsfield. Massachusetts. NFA is a Delaware limited liability company that owns certain assets associated with our filtration business in Appleton, Wisconsin. The filtration assets in Appleton, Wisconsin are currently under construction with an anticipated start-up date of January 1, 2017. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."

Neenah FMK Holdings, LLC is a Delaware limited liability company and a wholly owned subsidiary of Neenah that owns all of the equity of ASP FiberMark, LLC ("ASP"). ASP is a Delaware limited liability company that owns all of the equity of FiberMark North America, LLC ("FMK") and ASP FiberMark UK Limited, a United Kingdom corporation ("FMKUK"). FMK is a Delaware limited liability company that owns certain real estate, mills and manufacturing assets associated with our fine paper and packaging business and technical products business located in Brattleboro, Vermont, West Springfield, Massachusetts, Quakertown and Reading, Pennsylvania, Brownville and Lowville, New York and Canton, Ohio. FMKUK is a United Kingdom corporation that owns all of the equity of FiberMark Red Bridge International Limited ("Redbridge"). Redbridge is a United Kingdom corporation that owns all of the real estate, manufacturing assets and inventory associated with our technical products business in Bolton, England.

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

Technical Products.    In 1952, we purchased what is now our Munising, Michigan mill. Subsequent to the purchase, we converted the mill to produce durable, saturated and coated papers for sale and use in a variety of industrial applications for our technical products business. In October 2006, we purchased the outstanding interests of FiberMark Services GmbH & Co. KG and the outstanding interests of FiberMark Beteiligungs GmbH (collectively "Neenah Germany"). At acquisition, the Neenah Germany assets consisted of two mills located near Munich, Germany and a third mill near Frankfurt, Germany, that produce a wide range of products, including transportation, beverage and other filter media, nonwoven wall coverings, masking and other tapes, abrasive backings, and specialized printing and coating substrates.

In July 2014, we purchased all of the outstanding equity of Crane Technical Materials, Inc. from Crane & Co., Inc. for approximately $72 million. The acquired technical materials business provides performance-oriented wet laid nonwoven media for water filtration end markets as well as environmental, energy and industrial uses. The technical materials business has two manufacturing facilities in Pittsfield, Massachusetts.

On October 31, 2015, we sold our paper mill located near Frankfurt, Germany (the "Lahnstein Mill") to the Kajo Neukirchen Group (the "Buyer") for net cash proceeds of approximately $5.4 million. The Lahnstein Mill, which had annual sales of approximately €50 million, had been operating as a stand-alone business, manufacturing non-woven wallcoverings and various other specialty papers. See Note 12, "Discontinued Operations and Assets Held for Sale."

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

FiberMark Acquisition.    On August 1, 2015, we purchased all of the outstanding equity of ASP FiberMark, LLC ("FiberMark") from ASP FiberMark Holdings, LLC ("American Securities") for approximately $118 million (the "FiberMark Acquisition"). The purchase price was financed through $80 million of cash on hand and the balance from available borrowing capacity on our revolving credit facility. FiberMark is a specialty coatings and finishing company with a strong presence in luxury packaging and technical products. In September 2015, we announced the planned closure of the acquired Fitchburg, Massachusetts mill (the "Fitchburg Mill") to consolidate our manufacturing footprint. Manufacturing operations at the Fitchburg Mill ceased in December 2015. See Note 3, "Acquisitions" and Note 12, "Discontinued Operations and Assets Held for Sale."

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

Leading in profitable, specialty niche markets — We will increase our participation in niche markets that can provide us with leading positions and value our core competencies in performance-based fiber and non-woven media production, coating and saturating. Key markets include filtration, specialty backings and technical products, and premium fine paper and packaging.

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

Products

Technical Products.    Our technical products business is a leading international producer of performance-based substrates such as filtration media for transportation, water and other filtration markets, and saturated and coated performance materials used for industrial backings, labels and a variety of other end markets. In general, our technical products are sold to other manufacturers as key components for their finished products. Several of our key market segments served, including filtration and specialty backings for tape and abrasives, are global in scope. JET-PRO®SofStretch™, KIMDURA®, MUNISING LP®, PREVAIL™, NEENAH®, and GESSNER® are brands of our technical products business. Our technical products business had net sales of $429 million, $404 million and $353 million in 2015, 2014 and 2013, respectively.

The following is a description of certain key products and markets:

Filtration media for transportation including induction air, fuel, oil, and cabin air applications. Transportation filtration media are sold to suppliers of automotive companies as original equipment on new cars and trucks as well as to the automotive aftermarket, which represents the large majority of sales. This business is primarily in Europe.

Filtration media for water and other industrial end markets. Primary applications include reverse osmosis, catalytic conversion, nanofiltration, ultrafiltration, pervaporation and vapor permeation, as well as other applications for specialty markets.

Specialty backings including a) saturated and unsaturated crepe and flat paper tapes sold to manufacturers to produce finished pressure sensitive products for sale in automotive, transportation, manufacturing, building construction, and industrial general purpose applications, including sales in the consumer-do-it-yourself retail channel and b) coated lightweight abrasive paper used in the automotive, construction, metal and woodworking industries for both waterproof and dry sanding applications.

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

Other latex saturated and coated papers for use by a wide variety of manufacturers. Premask paper is used as a protective over wrap for products during the manufacturing process and for applying signs, labeling and other finished products. Medical packaging paper is a polymer impregnated base sheet that provides a breathable sterilization barrier that provides unique properties. Image transfer papers used to transfer an image from paper to tee shirts, hats, coffee mugs, and other surfaces using a proprietary imaging coating for use in digital printing applications. Publishing and security papers used to produce book covers, stationery, fancy packaging and passports. Other specialty products include clean room papers, durable printing papers, release papers and furniture backers.

Fine Paper and Packaging.    Our fine paper and packaging business manufactures and sells world-class branded premium writing, text, cover and specialty papers and envelopes used in corporate identity packages, advertising collateral, premium labels and packaging, and wide format applications. Often these papers are characterized by distinctive coating, finishing, colors, and textures. Our fine paper and packaging business had net sales of $443 million, $436 million and $428 million in 2015, 2014 and 2013, respectively.

Commercial printing papers include premium writing, text and cover papers, and envelopes. Uses include advertising collateral, stationery, corporate identity packages and brochures, pocket folders, annual reports, advertising inserts, direct mail, business cards, scrapbooks, and a variety of other uses where colors, texture, coating, unique finishes or heavier weight papers are desired. Our market leading brands in this category include CLASSIC®, CLASSIC CREST®, ESSE®, ENVIRONMENT®, CAPITOL BOND®, ROYAL SUNDANCE®, SOUTHWORTH®, and TOUCHE® trademarks. Our fine paper and packaging business has an exclusive agreement to manufacture, market and distribute Crane & Co.'s CRANE'S CREST®, CRANE'S BOND®, and CRANE'S LETTRA®, branded fine papers in the commercial print category. Our fine paper and packaging business has an exclusive agreement to market and distribute Gruppo Cordenons SpA's SO...SILK®, PLIKE® and STARDREAM® branded fine papers in the U.S. and Canada. The fine paper and packaging business also sells private watermarked paper and other specialty writing, text, and cover papers. Additionally, the fine paper and packaging business provides leading solutions in the wide format arena, led by its Neenah Wide Format® and CONVERD® brands.

Premium packaging and label papers are used for wine, spirits and beer labels, folding cartons, box wrap, bags, hang tags, and stored value cards servicing high-end retail, cosmetics, spirits, and electronics end-use markets. Our market leading brands in these categories include NEENAH® Folding Board, "ESTATE LABEL®, Neenah® Box Wrap, PELLAQ®, KIVAR®, SKIVERTEX®, ILLUSIO®, and SENZO®.

Bright papers are used in applications such as direct mail, advertising inserts, scrapbooks and marketing collateral. Our brands in this category include ASTROBRIGHTS® and CREATIVE COLLECTION™. Additionally, business papers for professionals and small businesses are sold under our Southworth® brand through major retailers.

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

Several products (filtration media, abrasives, specialty tapes, labels) are used in markets that are directly affected by economic business cycles. Other market segments such as image transfer papers used in small/home office and consumer applications are relatively stable. Most products are performance-based and require qualification at customers; however, certain categories may also be subject to price competition and the substitution of lower cost substrates in some less demanding applications.

The technical products business relies on a team of direct sales representatives and customer service representatives to market and sell approximately 95 percent of its sales volume directly to customers and converters.

The technical products business has more than 500 customers worldwide. The distribution of sales in 2015 was approximately 55 percent in Europe, 30 percent in North America and 15 percent in Latin America and Asia. Customers typically convert and transform base papers and film into finished rolls and sheets by adding adhesives, coatings, and finishes. These transformed products are then sold to end-users.

Sales to the technical products business's three largest customers represented approximately 20 percent of total sales for the segment in 2015. Although a complete loss of any of these customers would cause a temporary decline in the business's sales volume, the decline could be partially offset by expanding sales to existing customers, and further offset over a several month period with the addition of new customers.

Fine Paper and Packaging.    We believe our fine paper and packaging business is the leading supplier of premium writing, text and cover papers, bright papers and specialty papers in North America. These products are used in high end collateral material, business and legal professions, and corporate identity products. Our premium packaging business includes products such as food and beverage labels and high-end packaging materials such as folding cartons and box wrap used for luxury retail goods. Bright papers are generally used by consumers for flyers, direct mail and packaging.

The fine paper and packaging business sells its products in a variety of channels including authorized paper distributors, converters, retailers, and direct to end users. Sales to distributors, including distributor owned paper stores, account for approximately 60 percent of revenue in the fine paper and packaging business. During 2015, approximately eight percent of the sales of our fine paper and packaging business were exported to markets outside the United States.

Sales to the largest customer of the fine paper and packaging business represented approximately 20 percent of its total sales in 2015. We practice limited sales distribution to improve our ability to control the marketing of our products. Although a complete loss of this customer would cause a temporary decline in the business's sales volume, the decline could be partially offset by expanding sales to existing customers, and further offset over a several month period with the addition of new customers.

Concentration.    In July 2014, Unisource Worldwide, Inc ("Unisource") and xpedx, formerly owned by International Paper ("xpedx") merged to form Veritiv Corporation ("Veritiv"). For the years ended December 31, 2015, 2014 and 2013 sales to Unisource and xpedx (and as merged Veritiv) represented approximately 10 percent of our consolidated net sales and approximately 20 percent of net sales of the fine paper and packaging business.

The following tables present further information about our businesses by geographic area (dollars in millions):

	Year Ended December 31,
	2015	2014	2013
Net sales
United States	$687.3	$612.0	$564.4
Europe	200.4	227.7	217.3

Consolidated	$887.7	$839.7	$781.7

	December 31,
	2015	2014	2013
Total Assets
United States	$533.2	$450.9	$360.3
Canada	0.1	0.4	1.0
Europe	218.1	273.2	309.6

Consolidated	$751.4	$724.5	$670.9

Net sales and total assets are attributed to geographic areas based on the physical location of the selling entities and the physical location of the assets. See Note 13 of Notes to Consolidated Financial Statements "Business Segment and Geographic Information" for information with respect to net sales, profits and total assets by business segment.

Raw Materials

Technical Products.    Softwood pulp, specialty pulp and fibers, and latex are the primary raw materials consumed by our technical products business. The technical products business purchases softwood pulp, specialty pulp and fibers, and latex from various suppliers. The technical products business purchases substantially all of its raw material requirements externally. We believe that all of the raw materials for our technical products operations, except for certain specialty latex grades and specialty softwood pulp, are readily available from several sources and that the loss of a single supplier would not cause a shutdown of our manufacturing operations.

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

Fine Paper and Packaging.    We believe our fine paper and packaging business is the leading supplier of premium printing and other high end specialty papers in North America. Our fine paper and packaging business also competes globally in the premium segment of the uncoated free sheet market. The fine paper and packaging business competes directly in North America with Mohawk Fine Paper Inc. and other smaller companies. We believe the primary bases of competition for premium fine papers are brand recognition, product quality, customer service, product availability, promotional support and variety of colors and textures. Price also can be a factor particularly for lower quality printing needs that may compete with opaque and offset papers. We have and will continue to invest in advertising and other programs aimed at graphic designers, printers and corporate end-users in order to maintain a high level of brand awareness as well as communicate the advantages of using our products.

Research and Development

Our technical products business maintains research and development laboratories in Feldkirchen-Westerham, Germany, Munising, Michigan and Pittsfield, Massachusetts to support its strategy of developing new products and technologies, and to support growth in its existing product lines and other strategically important markets. In 2014, we consolidated our Roswell, Georgia and Munising, Michigan research and development laboratories at our manufacturing facility in Munising, Michigan to bring our research and development laboratories in closer proximity to our manufacturing operation. We have continually invested in product research and development with spending of $6.8 million in 2015, $5.7 million in 2014 and $5.5 million in 2013.

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

We own more than 50 trademarks with registrations in approximately 50 countries. Our fine paper and packaging business has built its market leading reputation on trademarked brands that date back as far as 1908. The CLASSIC® family of brands is one of the most well-known and respected trademarks in the printing and writing industry. The CLASSIC® family includes CLASSIC CREST®, CLASSIC® Laid, CLASSIC® Linen, CLASSIC COLUMNS® and CLASSIC COTTON® papers. Our branded products, which also include the ENVIRONMENT® brand and brands such as STARWHITE®, SUNDANCE® and ESSE®, have played an important role in the marketing of the product lines of the fine paper and packaging business, which are recognized as an industry leader for quality, consistency and printing applications. Our fine paper and packaging business has an exclusive licensing agreements to market and distribute Crane's CRANE'S CREST®, CRANE'S BOND®, CRANE'S LETTRA®, CRANE'S PALETTE™ and CRANE'S® Choice Papers branded fine papers and Gruppo Cordenons SpA's SO...SILK®, PLIKE® and STARDREAM® branded fine papers in the U.S. and Canada. In conjunction with the acquisition of the Wausau fine paper business in January 2012, we acquired the ASTROBRIGHTS®, ASTROPARCHE® and ROYAL premium writing, text and cover brands. In conjunction with the acquisition of the Southworth premium business paper business in January 2013, we acquired the SOUTHWORTH® premium business paper brand.

Backlog and Seasonality

Technical Products.    In general, sales and profits for the technical products business have been relatively stronger in the first half of the year with reductions in the third quarter due to reduced customer converting schedules and in the fourth quarter due to a reduction in year-end inventory levels by our customers. The order flow for the technical products business is subject to seasonal peaks for several of its products, such as the larger volume grades of specialty tape, abrasives, premask, and label stock used primarily in the downstream finished goods manufacturing process. To assure timely shipments during these seasonal peaks, the technical products business provides certain customers with finished goods inventory on consignment. Historically, consignment sales have represented approximately 15 percent of the technical products business's annual sales. Orders are typically shipped within six to eight weeks of receipt of the order. However, the technical products business periodically experiences periods where order entry levels surge, and order backlogs can increase substantially. Raw materials are purchased and manufacturing schedules are planned based on customer forecasts, current market conditions and individual orders for custom products. The order backlog in the technical products business on December 31, 2015 was approximately $103 million and represented approximately 25 percent of prior year sales. The order backlog in the technical products business on December 31, 2014 was approximately $110 million and represented approximately 25 percent of prior year sales. We previously filled the order backlog from December 31, 2014 and expect to fill the order backlog from December 31, 2015 within the respective following years.

Fine Paper and Packaging.    The fine paper and packaging business has historically experienced a steady flow of orders. Orders for stock products are typically shipped within two days, while custom orders are shipped within two to three weeks of receipt. Raw material purchases and manufacturing schedules are planned based on a combination of historical trends, customer forecasts and current market conditions. The order backlogs in the fine paper and packaging business on December 31, 2015 and 2014 were $19.2 million and $17.0 million, respectively, which represent approximately 15 days of sales. The order backlogs from December 31, 2015 and 2014 were filled in the respective following years.

The operating results at each of our businesses are influenced by the timing of our annual maintenance downs, which are generally scheduled in the third quarter.

Employee and Labor Relations

As of December 31, 2015, the Company had approximately 2,340 regular full-time employees of whom 1,140 hourly and 540 salaried employees were located in the United States and 390 hourly and 270 salaried employees were located in Europe.

Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the "IG BCE"). In June 2015, the IG BCE and a national trade association representing all employers in the industry signed a collective bargaining agreement covering union employees of Neenah Germany that expires in June 2017. Under German law union membership is voluntary and does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement with the IG BCE that expires in June 2017 cannot be determined.

As of December 31, 2015, approximately 235 employees are covered under collective bargaining agreements that expire in the next 12-months. We believe we have satisfactory relations with our employees covered by collective bargaining agreements and do not expect the negotiation of new collective bargaining agreements to have a material effect on our results of operations or cash flows. See Note 11 of Notes to Consolidated Financial Statements "Contingencies and Legal Matters — Employees and Labor Relations."

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

Greenhouse gas ("GHG") emissions have increasingly become the subject of political and regulatory focus. Concern over potential climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting GHG emissions. In addition to certain federal proposals in the United States to regulate GHG emissions, Germany, the United Kingdom and all the states in which we operate are currently considering GHG legislation or regulations, either individually and/or as part of regional initiatives. While not all are likely to become law it is reasonably possible that additional climate change related mandates will be forthcoming, and it is expected that they may adversely impact our costs by increasing energy costs and raw material prices, requiring operational or equipment modifications to reduce emissions and creating costs to comply with regulations or to mitigate the financial consequences of such compliance.

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

We have planned capital expenditures to comply with environmental, health and safety laws, regulations and ordinances during the period 2016 through 2018 of approximately $1 million to $2 million annually. Our anticipated capital expenditures for environmental projects are not expected to have a material effect on our financial condition, results of operations or liquidity.

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

Some of our businesses are sensitive to changes in the macro economic environment. Fluctuations in the prices of and the demand for products could result in smaller profit margins and lower sales volumes.

Historically, economic and market shifts, and fluctuations in capacity have created cyclical changes in prices, sales volume and margins for products in the paper, packaging and related industries. The length and magnitude of industry cycles have varied over time and by product, but generally reflect changes in macroeconomic conditions and levels of industry capacity. The overall levels of demand for many of our products reflect fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions in North America and regional economic conditions in our markets (including Europe, Asia, and Central and South America), as well as foreign currency exchange rates. The foregoing factors could materially and adversely impact our sales, cash flows, profitability and results of operations.

Our businesses are significantly dependent on sales to their largest customers.

Sales to the largest customer of the fine paper and packaging business represented approximately 20 percent of total sales for the segment in 2015. Sales to the three largest customers of the technical products business represented approximately 20 percent of total sales for the segment in 2015. A significant loss of business from any of our major fine paper and packaging or technical products customers may have a material adverse effect on our financial condition, results of operations and liquidity. We are also subject to credit risk associated with our customer concentration. If one or more of our largest fine paper and packaging or technical products customers were to become bankrupt, insolvent or otherwise were unable to pay for services provided, we may incur significant write-offs of accounts receivable.

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

As of December 31, 2015, we had $78.1 million of state NOLs which may be used to offset state taxable income. Our financial statements reflect a deferred tax asset of approximately $2.5 million, net of related uncertain tax positions and a valuation allowance of $2.9 million. In order to utilize the NOLs, we must generate consolidated taxable income. If not used, substantially all of the state NOLs will expire in various amounts between 2016 and 2035. In addition, we had $30.2 million of U.S. federal and state research and development credits ("R&D Credits") which, if not used, will expire between 2027 and 2035 for the U.S. federal R&D Credits and between 2017 and 2030 for the state R&D Credits. The availability of state NOLs and state credits to offset taxable income and income tax, respectively, could also be substantially reduced if we were to undergo an "ownership change" as defined within certain state tax codes.

In accordance with Accounting Standards Codification ("ASC") Topic 740, Income Taxes ("ASC Topic 740"), as of December 31, 2015, we have recorded a liability of $12.9 million for uncertain tax positions where we believe it is "more likely than not" that the benefit reported on our income tax return will not be realized. There can be no assurance, however, that the actual amount of unrealized deductions will not exceed the amounts we have recognized for uncertain tax positions.

We have significant obligations for pension and other postretirement benefits.

We have significant obligations for pension and other postretirement benefits which could require future funding beyond that which we have funded in the past or which we currently anticipate. At December 31, 2015, our projected pension benefit obligations were $360.1 million and exceeded the fair value of pension plan assets by $51.8 million. In 2015, we made total contributions to qualified pension trusts of $1.0 million. In addition, during 2015 we paid pension benefits for unfunded qualified and supplemental retirement plans of $1.8 million. At December 31, 2015, our projected other postretirement benefit obligations were $40.5 million. No assets have been set aside to satisfy our other postretirement benefit obligations. In 2015, we made payments for postretirement benefits other than pensions of $4.0 million. A material increase in funding requirements or benefit payments could have a material effect on our cash flows.

We may be required to pay material amounts under multiemployer pension plans.

We contribute to The PACE Industry Union-Management Pension Fund ("the PIUMPF"), a multiemployer pension plan. The amount of our annual contributions to the PIUMPF is negotiated with the plan and the bargaining unit representing our employees covered by the plan. In 2015, we contributed approximately $0.1 million to the PIUMPF, and in future years we may be required to make increased annual contributions, which would reduce the cash available for business and other needs. In addition, in the event of a partial or complete withdrawal by us from the PIUMPF at a time when the plan is underfunded, we would be liable for a proportionate share of such plan's unfunded vested benefits, referred to as a withdrawal liability. A withdrawal liability is considered a contingent liability. In the event that any other contributing employer withdrew from the PIUMPF at a time when the plan is underfunded, and such employer cannot satisfy its obligations to the plan at the time of withdrawal, then the proportionate share of the plan's unfunded vested benefits that would be allocable to us and to the other remaining contributing employers, would increase and there could be an increase to our required annual contributions. In future negotiations of collective bargaining agreements with the labor union that participates in the PIUMPF, we may decide to discontinue participation in the plan.

The PIUMPF was certified to be in "critical status" for the plan year beginning January 1, 2010, and continued to be in critical status for the plan year beginning January 1, 2015. In 2013, two large employers withdrew from the PIUMPF. Further withdrawals by other contributing employers could cause a "mass withdrawal" from, or effectively a termination of, the PIUMPF or alternatively we could elect to withdraw. Although we have no current intention to withdraw from the PIUMPF, if we were to withdraw, either completely or partially, we would incur a withdrawal liability based on our share of the PIUMPF's unfunded vested benefits. Based on information as of December 31, 2014 provided by the PIUMPF and reviewed by our actuarial consultant, we estimate that, as of December 31, 2015, the payments that we would be required to make to PIUMPF in the event of our complete withdrawal would be approximately $0.1 million per year on a pre-tax basis. These payments would continue for 20 years, unless we were deemed to be included in a "mass withdrawal" from the PIUMPF, in which case these payments would continue in perpetuity. However, we are not able to determine the exact amount of our withdrawal liability because the amount could be higher or lower depending on the nature and timing of any triggering event, the funded status of the plan and our level of contributions to the plan prior to the triggering event. These withdrawal liability payments would be in addition to pension contributions to any new pension plan adopted or contributed to by us to replace the PIUMPF and could have a material effect on our cash flows. Adverse changes to pension laws and regulations could increase the likelihood and amount of our liabilities arising under the PIUMPF.

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

Except for our Pittsfield, Massachusetts, Brownville, New York and Quakertown, Pennsylvania manufacturing facilities which are non-union, substantially all of our hourly employees are unionized. In addition, some key customers and suppliers are also unionized. Strikes, lockouts or other work stoppages or slowdowns involving our unionized employees could have a material effect on us.

If we are unable to continue to implement our business strategies, our financial conditions and operating results could be materially affected.

Our future operating results will depend, in part, on the extent to which we can successfully implement our business strategies in a cost effective manner. However, our strategies are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. If we are unable to successfully implement our business strategies, our business, financial condition and operating results could be materially adversely affected.

We may not successfully integrate acquisitions and may be unable to achieve anticipated cost savings or other synergies.

The integration of the operations of acquired companies involves a number of risks and presents financial, managerial, legal and operational challenges. We may have difficulty, and may incur unanticipated expenses related to, integrating information systems, financial reporting activities, and integrating and retaining management and personnel from acquired companies. We may not be able to achieve anticipated cost savings or commercial or growth synergies, for a number of reasons, including contractual constraints and obligations or an inability to take advantage of expected commercial opportunities, increased operating efficiencies or commercial expansion of key technologies. Failure to successfully integrate acquired companies may have an adverse effect on our business, financial condition, results of operations, and cash flows.

Future dividends on our common stock may be restricted or eliminated.

Dividends are declared at the discretion of our Board of Directors, and future dividends will depend on our future earnings, cash flow, financial requirements and other factors. Our ability to pay cash dividends on our common stock is limited under the terms of both our bank credit agreement and the indenture for our $175 million of eight-year senior notes due November 2021 (the "2021 Senior Notes"). As of December 31, 2015, under the most restrictive terms of the indenture for the 2021 Senior Notes, our ability to pay cash dividends on our common stock is limited to a total of $25 million in a 12-month period. However, we can pay dividends in excess of such limitations by utilizing "restricted payment baskets" as defined in the indenture for the 2021 Senior Notes and our bank credit agreement. There can be no assurance that we will continue to pay dividends in the future.

We may be required to record a charge to our earnings if our goodwill or intangible assets become impaired.

As of December 31, 2015, we had goodwill of $72.2 million and other intangible assets of $79.1 million. Goodwill and other intangible assets are recorded at fair value on the date of acquisition. In accordance with applicable accounting guidance, we review goodwill and other indefinite-lived intangible assets at least annually for impairment, and long-lived intangible assets when facts and circumstances warrant an impairment review. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, and a variety of other factors. The amount of any non-cash impairment would be recognized immediately through our consolidated statement of operations. Any future goodwill or other intangible asset impairment could have a material adverse effect on our results of operations and financial position.

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

GHG emissions have increasingly become the subject of political and regulatory focus. Concern over potential climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting GHG emissions. In addition to certain federal proposals in the United States to regulate GHG emissions, Germany, the United Kingdom and all the states in which we operate are currently considering GHG legislation or regulations, either individually and/or as part of regional initiatives. While not all are likely to become law it is reasonably possible that additional climate change related mandates will be forthcoming, and it is expected that they may adversely impact our costs by increasing energy costs and raw material prices, requiring operational or equipment modifications to reduce emissions and creating costs to comply with regulations or to mitigate the financial consequences of compliance.

We are subject to cyber-security risks related to breaches of security pertaining to sensitive company, customer, employee and vendor information as well as breaches in the technology that manages operations and other business processes.

We use information technologies to securely manage operations and various business functions. We rely on various technologies to process, store and report on our business and interact with customers, vendors and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security design and controls, and those of our third party providers, our information technology and infrastructure may be vulnerable to cyber attacks by hackers or breaches due to employee error, malfeasance or other disruptions. Any such breach could result in operational disruptions or the misappropriation of sensitive data that could subject us to civil and criminal penalties, litigation or have a negative impact on our reputation. There can be no assurance that such disruptions or misappropriations and the resulting repercussions will not negatively impact our cash flows and materially affect our results of operations or financial condition. The U.S. Congress is considering cyber-security legislation that, if enacted, could impose additional obligations on us and could expand our potential liability in the event of a cyber-security incident.

Our business may suffer if we do not retain our senior management.

We depend on our senior management. The loss of services of members of our senior management team could adversely affect our business until suitable replacements can be found. There may be a limited number of persons with the requisite skills to serve in these positions and we may be unable to locate or employ qualified personnel on acceptable terms. In addition, our future success requires us to continue to attract and retain competent personnel.

Risks Relating to Our Indebtedness

We may not be able to fund our future capital requirements internally or obtain third-party financing.

We may be required or choose to obtain additional debt or equity financing to meet our future working capital requirements, as well as to fund capital expenditures and acquisitions. To the extent we must obtain financing from external sources to fund our capital requirements, we cannot guarantee financing will be available on favorable terms, if at all. As of December 31, 2015, we have required debt payments of $1.2 million during the year ending December 31, 2016.

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

As of December 31, 2015, we had $175 million of 2021 Senior Notes, $51.1 million in revolving credit borrowings and $8.3 million of project financing outstanding. In addition, availability under our bank credit agreement was approximately $123 million. Our leverage could have important consequences. For example, it could:

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

The terms of our indebtedness, including our bank credit agreement and the indenture governing the 2021 Senior Notes, contain covenants restricting our ability to, among other things, incur certain additional debt, incur or create certain liens, make specified restricted payments, pay dividends, authorize or issue capital stock, enter into transactions with our affiliates, consolidate or merge with or acquire another business, sell certain of our assets or liquidate, dissolve or wind-up our company. As of December 31, 2015, under the most restrictive terms of debt agreements, our ability to pay cash dividends on our common stock is limited to a total of $25 million in a 12-month period. However, we can pay dividends in excess of such limitations by utilizing "restricted payment baskets" as defined in the indenture for the 2021 Senior Notes and our bank credit agreement.

In addition, if the aggregate availability under our revolving credit facilities is less than the greater of (i) $25 million and (ii) 12.5% of the maximum aggregate commitments under our revolving credit facilities as then in effect, we will be subject to increased reporting obligations and controls until such time as availability is more than the greater of (a) $35 million and (b) 17.5% of the maximum aggregate commitments under our revolving credit facilities as then in effect for at least 60 consecutive days and no default or event of default has occurred or is continuing during such 60-day period.

If aggregate availability under our revolving credit facilities is less than the greater of (i) $20 million and (ii) 10% of the maximum aggregate commitments under our revolving credit facilities as then in effect, we are required to comply with a fixed charge coverage ratio (as defined in our bank credit agreement) of not less than 1.1 to 1.0 for the preceding four-quarter period, tested as of the end of each quarter. Such compliance, once required, would no longer be necessary once (x) aggregate availability under our revolving credit facilities exceeds the greater of (i) 17.5% of the aggregate commitment for our revolving credit facilities and (ii) $35 million for 60 consecutive days and (y) no default or event of default has occurred and is continuing during such 60- day period. As of December 31, 2015, aggregate availability under our revolving credit facilities exceeded the minimum required amount, and we are not required to comply with such fixed charge coverage ratio.

Our revolving credit facilities accrue interest at variable rates. As of December 31, 2015, we had $51.1 million of revolving credit borrowings outstanding. We may reduce our exposure to rising interest rates by entering into interest rate hedging arrangements, although those arrangements may result in us incurring higher interest expenses than we would incur without the arrangements. If interest rates increase in the absence of such arrangements, we will need to dedicate more of our cash flow from operations to make payments on our debt. For more information on our liquidity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."

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

We depend on our subsidiaries to generate cash flow to meet our debt service obligations.

We conduct a substantial portion of our business through our subsidiaries. Consequently, our cash flow and ability to service our debt obligations depend upon the earnings of our subsidiaries and the distribution of those earnings to us, or upon loans, advances or other payments made by these entities to us. The ability of these entities to pay dividends or make other payments or advances to us will be subject to applicable laws and contractual restrictions contained in the instruments governing their debt, including our revolving credit facility and the indenture governing the 2021 Senior Notes. These limitations are also subject to important exceptions and qualifications.

The ability of our subsidiaries to generate sufficient cash flow from operations to allow us to make scheduled payments on our debt will depend upon their future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control as well as their ability to repatriate cash to us. If our subsidiaries do not generate sufficient cash flow from operations to help us satisfy our debt obligations, including payments on the 2021 Senior Notes, or if they are unable to distribute sufficient cash flow to us, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital expenditures or seeking to raise additional capital. Refinancing may not be possible, and any assets may not be saleable, or, if sold, we may not realize sufficient amounts from those sales. Additional financing may not be available on acceptable terms, if at all, or we may be prohibited from incurring it, if available, under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms would have an adverse effect on our business, financial condition and results of operations.

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

  •
  the impact of competition, both domestic and international, changes in industry production capacity, including the construction of new mills or new machines, the closing of mills and incremental changes due to capital expenditures or productivity increases;

  •
  capital and credit market volatility and fluctuations in global equity and fixed-income markets;

  •
  unanticipated expenditures related to the cost of compliance with environmental and other governmental regulations;

  •
  the enactment of adverse state, federal or foreign tax or other legislation or changes in government policy or regulation;

  •
  our ability to control costs and implement measures designed to enhance operating efficiencies;

  •
  the loss of current customers or the inability to obtain new customers;

  •
  loss of key personnel;

  •
  increases in the funding requirements for our pension and postretirement liabilities;

  •
  changes in asset valuations including write-downs of assets including property, plant and equipment; inventory, accounts receivable, deferred tax assets or other assets for impairment or other reasons;

  •
  our existing and future indebtedness;

  •
  our ability to successfully integrate acquired businesses into our existing operations;

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

You are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information presented in this information statement. We undertake no duty to update these forward-looking statements after the date of this Form 10-K, even though our situation may change in the future.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our principal executive offices are located in Alpharetta, Georgia, a suburb of Atlanta, Georgia. We operate 12 manufacturing facilities in the United States that produce printing and writing, text, cover, durable saturated and coated substrates and other specialty papers for a variety of end uses. We own and operate two manufacturing facilities in Germany that produce transportation and other filter media, and durable and saturated substrates. We own and operate one manufacturing facility in the United Kingdom that produces durable printing and specialty paper.

We believe that each of these facilities is adequately maintained and is suitable for conducting our operations and business. We manage machine operating schedules at our manufacturing locations to fulfill customer orders in a timely manner and control inventory levels.

As of December 31, 2015, following are the locations of our principal facilities and operating equipment and the products produced at each location:

Location (1)	Equipment/Resources	Owned or Leased	Products
Fine Paper and Packaging Segment
Appleton Mill Appleton, Wisconsin	Two paper machines; paper finishing equipment	Owned	Printing and writing, text, cover and other specialty papers
Converting Center Neenah, Wisconsin	Paper finishing equipment	Owned	Printing and writing, text, cover and other specialty papers
Converting Center (2) Canton, Ohio	Saturating, coating, and finishing equipment	Leased	Durable printing and specialty paper
Neenah Mill Neenah, Wisconsin	Two paper machines; paper finishing equipment	Owned	Printing and writing, text, cover and other specialty papers
Whiting Mill Whiting, Wisconsin	Four paper machines; paper finishing equipment	Owned	Printing and writing, text, cover and other specialty papers
Technical Products Segment
Munising Mill Munising, Michigan	Two paper machines; two off line saturators; two off line coaters; specialty finishing equipment	Owned	Tapes, abrasives, premask, medical packaging and other durable, saturated and coated substrates
Pittsfield Mill Pittsfield, Massachusetts	Three paper machines; paper finishing equipment	Owned	Reverse osmosis filtration and glass applications
Bruckmühl Mill Bruckmühl, Germany	One paper machine; two saturator/coaters; finishing equipment	Owned	Masking tape backings and abrasive backings
Weidach Mill Feldkirchen-Westerham, Germany	Two paper machines; three saturators; one laminator; three meltblown machines; specialty finishing equipment	Owned	Transportation filtration and other industrial filter media
Red Bridge Mill Bolton, England	Saturating, coating, and finishing equipment	Owned	Durable printing and specialty paper
Shared Facilities (3)
Brattleboro Mill Brattleboro, Vermont	One paper machine;paper finishing equipment	Owned	Printing and specialty paper board
Brownville Mill Brownville, New York	One paper machine;one off-line coater	Owned	Durable printing and specialty paper
Lowville Mill Lowville, New York	Saturating, coating, embossing and finishing equipment	Owned	Durable printing and specialty paper
Quakertown Mill Quakertown, Pennsylvania	Saturating, coating, embossing and finishing equipment	Owned	Durable printing and specialty paper
Reading Mill (2) Reading, Pennsylvania	Embossing and finishing equipment	Leased	Durable printing and specialty paper

(1)
We ceased manufacturing operations at the Fitchburg, Massachusetts mill acquired in the FiberMark Acquisition in December 2015.

(2)
The buildings located at these facilities are leased by the Company or a subsidiary, and the operating equipment located within the building is owned by the Company or a subsidiary.
(3)
Production from these facilities support sales for all of our business segments.

See Note 6 of Notes to Consolidated Financial Statements, "Debt" for a description of the material encumbrances attached to the properties described in the table above.

As of December 31, 2015, following are the locations of our owned and leased office and laboratory space and the functions performed at each location.

Administrative Location	Office/Other Space	Function
Alpharetta, Georgia	Leased Office Space	Corporate Headquarters and Administration
Neenah and Appleton, Wisconsin	Owned Office Space	Administration
Pittsfield, Massachusetts	Owned Office Space	Administration
West Springfield, Massachusetts	Owned Office and Laboratory Space	Administration and Research and Development for our paper businesses
Munising, Michigan	Owned Laboratory Space	Research and Development for our technical products businesses
Pittsfield, Massachusetts	Owned Laboratory Space	Research and Development for our technical products businesses
Feldkirchen-Westerham, Germany	Owned Laboratory Space	Research and Development for our technical product businesses

Capacity Utilization

Paper machines in our manufacturing facilities generally operate on a combination of five or seven-day schedules to meet demand. We are not constrained by input factors and the maximum operating capacity of our manufacturing facilities is calculated based on operating days to account for variations in mix and different units of measure between assets. Due to required maintenance downtime and contract holidays, the maximum number of operating days is defined as 350 days per year. We generally expect to utilize approximately 80 to 90 percent of our maximum operating capacity. The following table presents our percentage utilization of maximum operating capacity by segment:

	Year Ended December 31,
	2015	2014	2013
Technical Products	81%	84%	88%
Fine Paper and Packaging	76%	86%	86%

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Neenah common stock is listed on the New York Stock Exchange and is traded under the ticker symbol NP. Trading, as reported on the New York Stock Exchange, Inc. Composite Transactions Tape, and dividend information follows:

	Common Stock Market Price
			Dividends Declared
	High	Low
2015
Fourth quarter	$69.63	$57.68	$0.30
Third quarter	$62.75	$54.90	$0.30
Second quarter	$62.88	$58.23	$0.30
First quarter	$63.87	$55.14	$0.30
2014
Fourth quarter	$62.72	$51.29	$0.27
Third quarter	$57.50	$49.49	$0.27
Second quarter	$54.30	$47.55	$0.24
First quarter	$52.18	$40.26	$0.24

Dividends are declared at the discretion of the Board of Directors, and future dividends will depend on our future earnings, cash flow, financial requirements and other factors. Our ability to pay cash dividends on our common stock is limited under the terms of both our bank credit agreement and our 2021 Senior Notes. As of December 31, 2015, under the most restrictive terms of our debt agreements, our ability to pay cash dividends on our common stock is limited to a total of $25 million in a 12-month period. However, we can pay dividends in excess of such limitations by utilizing "restricted payment baskets" as defined in the indenture for the 2021 Senior Notes and our bank credit agreement. For the year ended December 31, 2015 we paid cash dividends of $1.20 per common share or $20.3 million. For the year ended December 31, 2014 we paid cash dividends of $1.02 per common share or $17.1 million. In November 2015, our Board of Directors approved a 10 percent increase in the annual dividend rate on our common stock to $1.32 per share. The dividend is scheduled to be paid in four equal quarterly installments beginning in March 2016.

As of February 22, 2016, Neenah had approximately 1,500 holders of record of its common stock. The closing price of Neenah's common stock on February 22, 2016 was $61.26.

Purchases of Equity Securities:

The following table sets forth certain information regarding purchases of our common stock during the fourth quarter of 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
October 2015	—	—	—	$21,500,000
November 2015 (a)	3,000	$68.29	—	$21,500,000
December 2015 (a)	34,800	$62.43	—	$21,500,000

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
(b)
On May 22, 2015, our Board of Directors authorized a program that would allow for the purchase of up to $25 million of outstanding common stock through May 21, 2016.

Equity Compensation Plan Information

The following table summarizes information about outstanding options, share appreciation rights and restricted stock units and shares reserved for future issuance under our existing equity compensation plans as of December 31, 2014.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted- average exercise price of outstanding options, warrants, and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	462,000	(2)(3)	$31.94	1,240,000
Equity compensation plans not approved by security holders	—		—	—

Total	462,000		$31.94	1,240,000

(1)
The weighted-average exercise price of outstanding options, warrants and rights does not take into account restricted stock units since they do not have an exercise price.
(2)
Includes (i) 280,300 shares issuable upon the exercise of outstanding options and stock appreciation rights ("SARs"), (ii) 62,900 shares issuable following the vesting and conversion of outstanding performance share unit awards, and (iii) 118,800 shares issuable upon the vesting and conversion of outstanding restricted stock units, all as of December 31, 2015.

As of December 31, 2015, we had an aggregate of 526,600 stock options and SARs outstanding. The weighted average exercise price of the stock options and SARs was $31.94 per share and the remaining contractual life of such awards was 6.2 years.

(3)
Includes 233,100 shares that would be issued upon the assumed exercise of 479,400 SARs at the $62.43 per share closing price of our common stock on December 31, 2015.

Item 6.    Selected Financial Data

The following table sets forth our selected historical financial and other data. You should read the information set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report. The statement of operations data for the years ended December 31, 2015, 2014 and 2013 and the balance sheet data as of December 31, 2015 and 2014 set forth below are derived from our audited historical consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of December 31, 2013, 2012 and 2011 and the statement of operations data for the years ended December 31, 2012 and 2011 set forth below are derived from our historical consolidated financial statements not included in this Annual Report on Form 10-K.

On October 31, 2015, we sold the Lahnstein Mill for net cash proceeds of approximately $5.4 million. For the year ended December 31, 2015, discontinued operations reported on the consolidated statements of operations reflect the results of operations and the estimated loss on sale of the Lahnstein Mill. The consolidated statements of operations for the years ended December 31, 2014, 2013, 2012 and 2011 have been restated to report results of the Lahnstein Mill as discontinued operations. As of December 31, 2014, 2013, 2012 and 2011, the assets and liabilities of the Lahnstein Mill are classified as assets held for sale on the consolidated balance sheet. See Note 12, "Discontinued Operations and Assets Held for Sale."

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in millions, except per share data)
Consolidated Statement of Operations Data
Net sales	$887.7	$839.7	$781.7	$738.3	$626.4
Cost of products sold	692.3	668.9	621.8	588.6	506.4

Gross profit	195.4	170.8	159.9	149.7	120.0
Selling, general and administrative expenses	86.5	78.0	74.7	71.3	63.8
Integration/restructuring costs (a)	6.5	2.3	0.4	5.8	—
Pension plan settlement charge (b)	—	3.5	0.2	3.5	—
Loss on early extinguishment of debt (c)	—	0.2	0.5	0.6	2.4
Other (income) expense — net	1.0	0.2	1.5	1.6	(1.2)

Operating income	101.4	86.6	82.6	66.9	55.0
Interest expense — net	11.5	11.1	11.0	13.4	15.3

Income from continuing operations before income taxes	89.9	75.5	71.6	53.5	39.7
Provision for income taxes	29.4	7.5	23.1	16.1	11.6

Income from continuing operations	60.5	68.0	48.5	37.4	28.1
Income (loss) from discontinued operations, net of taxes (e)	(9.4)	0.7	3.5	6.9	1.0

Net income	$51.1	$68.7	$52.0	$44.3	$29.1

Earnings from continuing operations per basic share	$3.58	$4.05	$2.97	$2.30	$1.83

Earnings from continuing operations per diluted share	$3.53	$3.99	$2.91	$2.26	$1.75

Cash dividends per common share	$1.20	$1.02	$0.70	$0.48	$0.44

Other Financial Data
Net cash flow provided by (used for):
Operating activities	$111.2	$94.5	$83.5	$40.1	$57.2
Capital expenditures	(48.1)	(27.9)	(28.7)	(25.1)	(23.1)
Other investing activities (f)	(112.0)	(77.0)	(4.6)	(7.2)	(5.8)
Financing activities (c)	(18.8)	10.2	15.0	(13.0)	(63.8)
Ratio of earnings to fixed charges (d)	7.7x	6.9x	6.7x	4.6x	3.4x

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in millions)
Consolidated Balance Sheet Data
Cash and cash equivalents	$4.2	$72.6	$73.4	$7.8	$19.8
Working capital, less cash and cash equivalents	136.3	129.5	123.9	132.0	75.6
Total assets (g)	751.4	724.5	670.9	608.0	561.8
Long-term debt (c)(g)	228.2	226.8	185.5	174.9	161.2
Total liabilities (g)	439.8	435.8	403.4	410.2	395.1
Total stockholders' equity	311.6	288.7	267.5	197.8	166.7

(a)
For the year ended December 31, 2015, we incurred $5.3 million of integration costs related to the FiberMark Acquisition and $1.2 million of restructuring costs. For the year ended December 31, 2014, we incurred $1.0 million of integration costs related to the acquisition of the technical materials business and $1.3 million of restructuring costs. For the year ended December 31, 2013, we incurred $0.4 million of integration costs related to the acquisition of the Southworth brands. For the year ended December 31, 2012, we incurred $5.8 million integration costs related to the acquisition of the Wausau brands.
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
(e)
The following table presents the results of discontinued operations:

	Year Ended December 31,
	2015 (1)	2014	2013 (2)	2012 (3)	2011 (3)
	(Dollars in millions)
Discontinued operations: (4)
Income from operations	$0.2	$0.9	$5.4	$(0.1)	$(0.3)
Loss on sale of the Lahnstein Mill (4)	(13.6)	—	—	—	—

Income (loss) before income taxes	(13.4)	0.9	5.4	(0.1)	(0.3)
Provision (benefit) for income taxes	(4.0)	0.2	1.9	(4.5)	(0.1)

Income (loss) from discontinued operations, net of taxes	$(9.4)	$0.7	$3.5	$4.4	$(0.2)

(1)
The loss on sale of the Lahnstein Mill includes a net curtailment gain related to the divesture of the pension plan of $15.8 million, including a $5.5 million write-off of deferred actuarial losses.
(2)
During the first quarter of 2013, we received a refund of excess pension contributions from the terminated Terrace Bay pension plan. As a result, we recorded income before income taxes from discontinued operations of $4.2 million and a related provision for income taxes of $1.6 million.
(3)
In November 2012, audits of the 2007 and 2008 tax years were finalized with a finding of no additional taxes due. As a result, we recognized a non-cash tax benefit of $4.5 million related to the reversal of certain liabilities for uncertain income tax positions.
(4)
On October 31, 2015, we sold the Lahnstein Mill. For the year ended December 31, 2015, 2014, 2013, 2012 and 2011, the results of operations and the loss on sale of the Lahnstein Mill are reported as discontinued operations in the Consolidated Statement of Operations Data.
(f)
In August 2015, we purchased all of the outstanding equity of FiberMark for approximately $118 million. In July 2014, we purchased all of the outstanding equity of Crane for approximately $72 million.
(g)
At December 31, 2015, we adopted ASC Topic No. 2015-03 and ASC Topic No. 2015-17 and elected to apply the guidance retroactively to all periods presented. See Note 2, "Summary of Significant Accounting Policies — Recently Adopted Accounting Standards."

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the years ended December 31, 2015, 2014 and 2013. Also discussed is our financial position as of the end of those years. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See "Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Business Segments

On July 1, 2015, we reorganized our internal management structure and, accordingly, addressed our segment reporting structure. As a result of this reorganization, the Other operating segment (composed of the non-premium Index, Tag and Vellum Bristol product lines acquired as part of the purchase of the Wausau brands) was combined with the Fine Paper and Packaging operating segment to reflect the manner in which this business is managed. Segment information for prior periods has been restated to conform to the current period presentation. In addition, as part of the FiberMark Acquisition, we acquired certain product lines composed of papers sold to converters for end uses such as covering materials for datebooks, diaries, yearbooks and traditional photo albums. Due to the dissimilar nature of these products, management decided that they would not be managed as part of either the existing Fine Paper and Packaging or Technical Products businesses. As a result, effective August 1, 2015, these product lines represent an operating segment which does not meet the quantitative threshold for a reportable segment and are accordingly reported as an Other operating segment. Our reportable operating segments now consist of Technical Products, Fine Paper and Packaging and Other.

Our technical products business is a leading international producer of transportation, water and other filter media and durable, saturated and coated substrates for a variety of end markets. We focus on categories where we believe we are, or can be, a market leader, which include, among others, the transportation, water and other filtration media, specialty tape, abrasive, label and other technical products markets. Our technical products manufacturing facilities are located near Munich, Germany, in Bolton, England, in Munising, Michigan and Pittsfield, Massachusetts. In addition, certain products manufactured in shared facilities acquired in the FiberMark Acquisition support our technical products business.

We believe our fine paper and packaging business is the leading supplier of premium printing and other high end specialty papers in North America. Our products include some of the most recognized and preferred papers in North America, where we enjoy leading market positions in many of our product categories. We sell our products primarily to authorized paper distributors, as well as through converters, major national retailers and specialty businesses. Our fine paper and packaging manufacturing facilities are located in Appleton, Neenah and Whiting, Wisconsin and Canton, Ohio. In addition, certain products manufactured in shared facilities acquired in the FiberMark Acquisition support our fine paper and packaging business.

The other segment includes certain product lines composed of papers sold to converters for end uses such as covering materials for datebooks, diaries, yearbooks and traditional photo albums.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, income before interest and income taxes (which we refer to as "operating income" in this Management's Discussion and Analysis of Financial Condition and Results of Operations) and other information relevant to an understanding of our results of operations.

Executive Summary

On August 1, 2015, we purchased all of the outstanding equity of FiberMark from American Securities for a purchase price of approximately $118 million. The purchase price was financed through $80 million of cash on hand and the balance from available borrowing capacity on our Global Revolving Credit Facilities.

On October 31, 2015 we sold our Lahnstein Mill to the Kajo Neukirchen Group for net cash proceeds of approximately $5.4 million. For the year ended December 31, 2015, discontinued operations reported on the consolidated statements of operations reflect the results of operations and the loss on sale of the Lahnstein Mill. The consolidated statements of operations for years ended December 31, 2014 and 2013 have been restated to report results of the Lahnstein Mill as discontinued operations. The results of the Lahnstein Mill were previously reported in the Technical Products segment.

For the year ended December 31, 2015, consolidated net sales increased $48.0 million from the prior year period to $887.7 million as organic technical products volume growth, incremental sales from the FiberMark Acquisition and higher average selling prices were partially offset by unfavorable currency exchange effects. Excluding currency exchange effects and incremental sales from FiberMark, consolidated sales increased $28.4 million.

Consolidated operating income of $101.4 million for the year ended December 31, 2015 increased $14.8 million from the prior year. The favorable comparison to the prior year was primarily due to lower manufacturing input costs, higher net price for both businesses and organic technical products volume growth. These favorable variances were partially offset by higher manufacturing costs, increased selling, general and administrative costs ("SG&A"), including amounts related to FiberMark; lower fine paper and packaging volume and unfavorable currency effects. Excluding results of the FiberMark Acquisition, currency effects and aggregate charges of $6.4 million in 2015 for integration and restructuring costs and aggregate charges of $6.0 million in 2014 for integration and restructuring costs, costs related to the early extinguishment of debt and a pension plan settlement charge, operating income for the year ended December 31, 2015 increased $16.3 million from the prior year.

Cash provided by operating activities of $111.2 million for the year ended December 31, 2015 was $16.7 million favorable to cash provided by operating activities of $94.5 million in the prior year primarily due to higher operating earnings and lower post-retirement benefit plan contributions.

Analysis of Net Sales — Years Ended December 31, 2015, 2014 and 2013

The following table presents net sales by segment and net sales expressed as a percentage of total net sales:

	Year Ended December 31,
Net sales	2015	2015	2014	2014	2013	2013
Technical Products	$429.2	48%	$403.6	48%	$353.3	45%
Fine Paper and Packaging	442.7	50%	436.1	52%	428.4	55%
Other	15.8	2%	—	—	—	—

Consolidated	$887.7	100%	$839.7	100%	$781.7	100%

Commentary:

Year 2015 versus 2014

			Change in Net Sales Compared to the Prior Year
	For the Year Ended December 31,			Change Due To
			Total Change		Average Net Price
	2015	2014		Volume		Currency
Technical Products	$429.2	$403.6	$25.6	$66.5	$(2.4)	$(38.5)
Fine Paper and Packaging	442.7	436.1	6.6	(4.5)	11.1	—
Other	15.8	—	15.8	15.8	—	—

Consolidated	$887.7	$839.7	$48.0	$77.8	$8.7	$(38.5)

Consolidated net sales for the year ended December 31, 2015 were $48.0 million (6%) higher than the prior year due to organic technical products volume growth, incremental sales from the FiberMark Acquisition and higher average selling prices, partially offset by unfavorable currency exchange effects. Excluding incremental FiberMark sales and currency exchange effects, consolidated net sales increased $28.4 million from the prior year.

•
Net sales in our technical products business increased $25.6 million (6%) from the prior year as organic volume growth, incremental sales from the FiberMark Acquisition and higher selling prices were only partially offset by unfavorable currency exchange effects. Unfavorable currency exchange effects resulted from the Euro weakening by approximately 16 percent relative to the U.S. dollar in the year ended December 31, 2015 as compared to the prior year. Excluding currency exchange effects and incremental FiberMark sales, technical product sales increased $40.7 million (10%) and volumes increased approximately 11% from the prior year period due to growth in shipments of filtration and specialty performance products and incremental sales from the technical materials business acquired in July 2014.

•
Net sales in our fine paper and packaging business increased $6.6 million (2%) from the prior year due to higher average net prices and incremental FiberMark sales. Excluding acquired revenues, fine paper and packaging sales decreased $12.3 million (3%) as higher average net price was more than offset by a four percent decrease in sales volumes. Sales volumes were unfavorable to the prior year as increases in premium packaging and retail products were more than offset by lower sales of other grades; including lower margin special make business. Average net price improved from the prior year due to a two percent increase in average selling prices and a more favorable product mix.

Year 2014 versus 2013

			Change in Net Sales Compared to the Prior Year
	For the Year Ended December 31,			Change Due To
			Total Change		Average Net Price
	2014	2013		Volume		Currency
Technical Products	$403.6	$353.3	$50.3	$42.8	$6.1	$1.4
Fine Paper and Packaging	436.1	428.4	7.7	2.6	5.1	—

Consolidated	$839.7	$781.7	$58.0	$45.4	$11.2	$1.4

Consolidated net sales for the year ended December 31, 2014 were $58.0 million (7%) higher than the prior year due to incremental technical products volume related to the acquired technical materials business, increased volume for both businesses and higher average selling prices.

•
Net sales in our technical products business increased $50.3 million (14%) due to increased volume and higher average selling prices. Excluding incremental sales from the acquisition, technical product sales increased $26.2 million (7%) due to a seven percent increase in shipments as volume increased for all product categories led by backings, transportation filtration and specialty products. Average selling prices increased approximately 1.5 percent from the prior year due to a more favorable product mix and higher selling prices.

•
Net sales in our fine paper and packaging business increased $7.7 million (2%) from the prior year due to higher average net prices and increased volume. Average net price improved from the prior year due to a more favorable product mix and a one percent increase in average selling prices. Sales volumes increased approximately one percent from the prior year period primarily due to growth in shipments of core premium products, luxury packaging and labels, and incremental sales of approximately $1.5 million in the first quarter of 2014 from the acquisition of the Southworth brands (acquired on January 31, 2013).

Analysis of Operating Income — Years Ended December 31, 2015, 2014 and 2013

The following table sets forth line items from our consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Year Ended December 31,
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of products sold	78.0	79.7	79.5

Gross profit	22.0	20.3	20.5
Selling, general and administrative expenses	9.8	9.3	9.6
One-time adjustments	0.7	0.7	0.1
Other (income) expense — net	0.1	—	0.2

Operating income	11.4	10.3	10.6
Interest expense-net	1.3	1.3	1.4

Income from continuing operations before income taxes	10.1	9.0	9.2
Provision for income taxes	3.3	0.9	3.0

Income from continuing operations	6.8%	8.1%	6.2%

The following table sets forth our operating income by segment for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Operating income
Technical Products	$54.1	$46.0	$37.4
Fine Paper and Packaging	67.3	60.8	61.0
Other	(2.0)	—	—
Unallocated corporate costs	(18.0)	(20.2)	(15.8)

Operating Income as Reported	101.4	86.6	82.6

Adjustments for One-time Items
Technical Products
Acquisition integration/Restructuring costs	1.8	1.6	—

Fine Paper and Packaging
Acquisition integration costs	1.5	—	0.4

Other
Acquisition integration costs	2.4	—	—

Unallocated corporate costs
Pension plan settlement charge	—	3.5	0.2
Restructuring costs	0.8	0.7	—
Loss on early extinguishment of debt	—	0.2	0.5

Total	0.8	4.4	0.7

Total One-time Adjustments	6.5	6.0	1.1

Operating Income as Adjusted	$107.9	$92.6	$83.7

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

Commentary:

Year 2015 versus 2014

			Change in Operating Income (Loss) Compared to the Prior Year
	For the Year Ended December 31,			Change Due To
			Total Change		Net Price (a)	Material Costs (b)
	2015	2014		Volume			Currency	Other
Technical Products (c)	$54.1	$46.0	$8.1	$10.8	$0.6	$4.4	$(4.9)	$(2.8)
Fine Paper and Packaging (d)	67.3	60.8	6.5	(7.2)	8.5	8.7	—	(3.5)
Other (e)	(2.0)	—	(2.0)	0.2	—	—	—	(2.2)
Unallocated corporate costs (f)	(18.0)	(20.2)	2.2	—	—	—	—	2.2

Consolidated	$101.4	$86.6	$14.8	$3.8	$9.1	$13.1	$(4.9)	$(6.3)

(a)
Includes price changes, net of changes in product mix.
(b)
Includes price changes for raw materials and energy.
(c)
For the year ended December 31, 2015, Technical Products results include $1.4 million of acquisition integration costs related to the FiberMark Acquisition and $0.4 million of restructuring costs. For the year ended December 31, 2014, Technical Products results include $1.0 million of acquisition integration costs related to the acquired technical materials business and $0.6 million of restructuring costs.

(d)
For the year ended December 31, 2015, Fine Paper and Packaging results include $1.5 million of acquisition integration costs related to the FiberMark Acquisition
(e)
For the year ended December 31, 2015, results for the Other segment include $2.4 million of acquisition integration costs related to the FiberMark Acquisition.
(f)
For the year ended December 31, 2015, unallocated corporate costs include $0.8 million of restructuring costs. For the year ended December 31, 2014 unallocated corporate costs include a pension plan settlement charge of $3.5 million, $0.2 million of costs related to the amendment and restatement of our bank credit agreement and $0.7 million of restructuring costs.

Consolidated operating income of $101.4 million for the year ended December 31, 2015 increased $14.8 million (17%) from the prior year. The favorable comparison was primarily due to lower manufacturing input costs, higher net price for the fine paper and packaging business, and organic technical products volume growth; partially offset by higher manufacturing costs, increased SG&A, including amounts acquired as part of the FiberMark Acquisition; lower fine paper and packaging volume and unfavorable currency effects. Excluding results of the FiberMark Acquisition, currency effects and aggregate charges of $6.5 million in 2015 for integration and restructuring costs and aggregate charges of $6.0 million in 2014 for integration and restructuring costs, costs related to the early extinguishment of debt and a pension plan settlement charge, operating income for the year ended December 31, 2015 increased $18.8 million (20%) from the prior year.

•
Operating income for our technical products business increased $8.1 million (18%) from the prior year primarily due to lower manufacturing input costs, organic volume growth and higher selling prices. These favorable variances were partially offset by unfavorable currency exchange effects and higher manufacturing costs. Results for the years ended December 31, 2015 and 2014 include $1.8 million and $1.6 million for integration/restructuring costs, respectively. Excluding incremental volume from the FiberMark Acquisition, unfavorable currency exchange effects and acquisition integration/restructuring costs, operating income for the technical products business increased $11.2 million (24%).

•
Operating income for our fine paper and packaging business increased $6.5 million (11%) from the prior year period primarily due to lower manufacturing input costs principally as a result of lower natural gas prices and higher net price. Extreme winter weather conditions during the first quarter of 2014 resulted in a temporary increase in natural gas prices. These favorable variances were partially offset by lower shipment volume and higher manufacturing costs. Results for the ended December 31, 2015 include $1.5 million for acquisition related integration costs. Excluding incremental volume from the FiberMark Acquisition and acquisition integration costs, operating income for the fine paper and packaging business increased $8.8 million (14%).

•
Unallocated corporate costs for the year ended December 31, 2015 were $18.0 million, or $2.2 million favorable to the prior year. Excluding charges of $0.8 million in 2015 for restructuring costs and aggregate charges of $4.4 million in 2014 for a pension plan settlement charge, restructuring costs and costs related to the early extinguishment of debt, unallocated corporate expenses were $1.4 million unfavorable to the prior year primarily due to increased employee compensation costs.

Year 2014 versus 2013

			Change in Operating Income (Loss) Compared to the Prior Year
	For the Year Ended December 31,			Change Due To
			Total Change		Net Price (a)	Material Costs (b)
	2014	2013		Volume			Currency	Other
Technical Products (c)	$46.0	$37.4	$8.6	$7.0	$5.8	$0.3	$0.5	$(5.0)
Fine Paper and Packaging (d)	60.8	61.0	(0.2)	0.7	5.4	(7.0)	—	0.7
Unallocated corporate costs (e)	(20.2)	(15.8)	(4.4)	—	—	—	—	(4.4)

Consolidated	$86.6	$82.6	$4.0	$7.7	$11.2	$(6.7)	$0.5	$(8.7)

(a)
Includes price changes, net of changes in product mix.
(b)
Includes price changes for raw materials and energy.
(c)
For the year ended December 31, 2014, Technical Products results include $1.0 million of integration costs related to the acquired technical materials business and $0.4 million of restructuring costs.
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

Consolidated operating income of $86.6 million for the year ended December 31, 2014 increased $4.0 million from the prior year. Excluding aggregate charges of $6.0 million in 2014 for integration and restructuring costs, costs related to the early extinguishment of debt and a pension plan settlement charge and aggregate charges of $1.1 million in 2013 for acquisition-related integration costs, costs related to the early extinguishment of debt and a pension plan settlement charge, operating income for the year ended December 31, 2014 increased $8.9 million from the prior year. The improvement in operating income was primarily due to higher net price for both businesses and incremental technical products volume, including volume related to the acquired technical materials business, partially offset by higher manufacturing input costs in our fine paper and packaging business.

•
Operating income for our technical products business increased $8.6 million (23%) from the prior year. The improvement in operating income was primarily due to a more favorable product mix, growth in shipments for all product categories and incremental volume related to the acquired technical materials business. The more favorable product mix was primarily due to growth in higher value filtration and specialty shipments. In 2014, other manufacturing costs increased versus the prior year due to additional costs related to annual maintenance downs at our German facilities, including an extended down at our filtration plant to increase the capabilities and capacity of one of the machines. Results for the year ended December 31, 2014 include $1.6 million for integration/restructuring costs.

•
Operating income for our fine paper and packaging business decreased $0.2 million from the prior year as higher average net selling prices, manufacturing operating efficiencies and increased shipment volume were more than offset by $7.0 million in higher manufacturing input costs, including more than $3.0 million for natural gas in the first quarter of 2014. Results for the year ended December 31, 2013 include $0.4 million for acquisition related integration costs.

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

Additional Statement of Operations Commentary:

•
SG&A expense of $86.5 million for the year ended December 31, 2015 was $8.5 million higher than the prior year due to incremental selling and administrative costs related to the FiberMark Acquisition. SG&A expense as a percentage of net sales for the year ended December 31, 2015, was approximately 9.8 percent and was 0.5 percentage points higher than the prior year as the increase in net sales in the current year was more than offset by higher SG&A expenses.

  SG&A expense of $78.0 million for the year ended December 31, 2014 was $3.3 million higher than the prior year primarily due to incremental selling and administrative costs related to the acquired technical materials business and increased employee compensation costs. SG&A expense as a percentage of net sales for the year ended December 31, 2014, was approximately 9.3 percent and was 0.3 percentage points lower than the prior year as the increase in net sales in the current year more than offset higher SG&A expenses.

•
For the years ended December 31, 2015, 2014 and 2013, we incurred $11.7 million, $11.4 million and $11.2 million of interest expense, respectively. For the year ended December 31, 2015, the increase in interest expense from the prior year was primarily due to incremental Revolver borrowings under our bank loan agreement to finance the FiberMark Acquisition.

•
In general, our effective tax rate differs from the U.S. statutory tax rate of 35 percent primarily due to the benefits of our corporate tax structure, the benefit of R&D Credits and the proportion of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate. For the years ended December 31, 2015 and 2014, our effective income tax rate related to continuing operations was 33 percent and 10 percent, respectively. The increase in our effective tax rate for the year ended December 31, 2015 from the prior year was primarily due to the recognition of greater amounts of R&D Credits in 2014. Excluding the benefit of R&D Credits related to prior year activities, our effective income tax rate for the year ended December 31, 2014 would be approximately 33 percent. For the year ended December 31, 2013, our effective income tax rate related to continuing operations was approximately 32 percent. For a reconciliation of effective tax rate to the U.S. federal statutory tax rate, see Note 5 of Notes to Consolidated Financial Statements, "Income Taxes."

Liquidity and Capital Resources

	Year Ended December 31,
	2015	2014	2013
Net cash flow provided by (used in):
Operating activities	$111.2	$94.5	$83.5

Investing activities:
Capital expenditures	(48.1)	(27.9)	(28.7)
Acquisitions	(118.2)	(72.4)	—
Purchase of brands	—	—	(5.2)
Purchase of equity investment	—	(2.9)	—
Proceeds on sale of discontinued operations	5.4	—	—
Other investing activities	0.8	(1.7)	0.6

Total	(160.1)	(104.9)	(33.3)

Financing activities	(18.8)	10.2	15.0
Effect of exchange rate changes on cash and cash equivalents	(0.7)	(0.6)	0.4

Net increase (decrease) in cash and cash equivalents	$(68.4)	$(0.8)	$65.6

Operating Cash Flow Commentary

•
Cash provided by operating activities of $111.2 million for the year ended December 31, 2015 was $16.7 million favorable to cash provided by operating activities of $94.5 million in the prior year. The favorable comparison was primarily due to a $16.1 million increase in operating income and lower contributions and benefit payments for post-retirement benefit obligations. These favorable variances were partially offset by a decrease of $9.0 million in our investment in working capital in the prior year compared to a decrease of $1.8 million in our investment in working capital for the year ended December 31, 2015.

•
Cash provided by operating activities of $94.5 million for the year ended December 31, 2014 was $11.0 million favorable to cash provided by operating activities of $83.5 million in the prior year. The favorable comparison was primarily due to higher operating income and a $9.0 million decrease in our investment in working capital for the year ended December 31, 2014 compared to an increase in our investment in working capital of $6.6 million in the prior year. These favorable variances were partially offset by increased contributions and benefit payments for post-retirement benefit obligations.

Investing Commentary:

•
For the years ended December 31, 2015 and 2014, cash used by investing activities was $160.1 million and $104.9 million, respectively. For the year ended December 31, 2015, cash used by investing activities includes $118.2 million for the FiberMark Acquisition. For the year ended December 31, 2014, cash used by investing activities includes $72.4 million for the purchase of the Crane Technical Materials business and $2.9 million for the acquisition of a non-controlling equity investment in a joint venture in India. Cash used by investing activities for the year ended December 31, 2013 includes a payment of $5.2 million to acquire the Southworth brands.

•
Capital expenditures for the year ended December 31, 2015 were $48.1 million compared to spending of $27.9 million in the prior year. In general, we expect aggregate annual capital expenditures of approximately 3 to 5 percent of net sales. For the year ended December 31, 2015, annual capital expenditures were at the higher end of that range due to incremental investment in filtration assets in the U.S. We expect capital spending in 2016 to continue at the higher end of this range. We believe that the level of our capital spending can be more than adequately funded from cash provided from operating activities and allows us to maintain the efficiency and cost effectiveness of our assets and also invest in expanded manufacturing capabilities to successfully pursue strategic initiatives and deliver attractive returns.

•
For the year ended December 31, 2015, we received net cash proceeds of $5.4 million from the sale of the Lahnstein Mill.

•
For the years ended December 31, 2014 and 2013, cash used by investing activities was $104.9 million and $33.3 million, respectively. Cash used by investing activities for the year ended December 31, 2014 includes $72.4 million for the purchase of the Crane Technical Materials business and $2.9 million for the acquisition of a non-controlling equity investment in a joint venture in India. Cash used by investing activities for the year ended December 31, 2013 includes a payment of $5.2 million to acquire the Southworth brands.

•
Capital expenditures for the year ended December 31, 2014 were $27.9 million compared to spending of $28.7 million in the prior year.

Financing Commentary:

Our liquidity requirements are provided by cash generated from operations and short and long-term borrowings.

•
For the year ended December 31, 2015, cash used by financing activities was $18.8 million compared to cash provided by financing activities of $10.2 million for the prior year. For the year ended December 31, 2014, cash provided by financing activities was $10.2 million compared to cash provided by financing activities of $15.0 million for the prior year. Cash flows from financing activities for the year ended December 31, 2013, included proceeds of $175 million from the issuance of the 2021 Senior Notes and outflows of $90 million for the early redemption of the 2014 Senior Notes.

Secured Bank Credit Facility

In December 2014, we entered into the Third Amended Credit Agreement. The Third Amended Credit Agreement, among other things: (1) increased the maximum principal amount of our existing credit facility for the U.S. Revolving Credit Facility to $125 million; (2) established the German Revolving Credit Facility in the maximum principal amount of $75 million; (3) caused Neenah and the other domestic borrowers to guarantee, among other things, the obligations arising under the German Revolving Credit Facility; (4) provides for the Global Revolving Credit Facilities to mature on December 18, 2019; and (5) provides for an accordion feature permitting one or more increases in the Global Revolving Credit Facilities in an aggregate principal amount not exceeding $50 million, such that the aggregate commitments under the Global Revolving Credit Facilities do not exceed $250 million. In addition, domestic borrowers may request letters of credit under the U.S. Revolving Credit Facility in an aggregate face amount not to exceed $20 million outstanding at any time, and German borrowers may request letters of credit under the German Revolving Credit Facility in an aggregate face amount not to exceed $2 million outstanding at any time. See Note 6 of Notes to Condensed Consolidated Financial Statements, "Debt."

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

In January 2013, Neenah Germany entered into the Second German Loan Agreement to finance the construction of a melt blown machine. The agreement provides for €9.0 million of construction financing which is secured by the melt blown machine. The loan matures in September 2022 and principal is repaid in equal quarterly installments beginning in December 2014. At December 31, 2015, €7.6 million ($8.3 million, based on exchange rates at December 31, 2015) was outstanding under the Second German Loan Agreement.

•
Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of December 31, 2015, we had $51.1 million outstanding under our Revolver and $122.9 million of available credit (based on exchanges rates at December 31, 2015). During the fourth quarter, the proceeds from Revolver borrowings in Germany were used to fund the repatriation of cash to the U.S.

•
We have required debt payments through December 31, 2016 of $1.2 million on the Second German Loan Agreement.

•
For the year ended December 31, 2015, cash and cash equivalents decreased $68.4 million to $4.2 million at December 31, 2015 from $72.6 million at December 31, 2014. Total debt (including the reclassification of deferred financing costs) increased $1.2 million to $229.4 million at December 31, 2015 from $228.2 million at December 31, 2014. Net debt (total debt minus cash and cash equivalents) increased by $69.6 million primarily due to the FiberMark Acquisition for $118.2 million partially offset by cash flow from operations.

•
As of December 31, 2015, our cash balance consists of $1.1 million in the U.S. and $3.1 million held at entities outside of the U.S. As of December 31, 2015, there were no restrictions regarding the repatriation of our non-U.S. cash and, we believe, the repatriation of these cash balances to the U.S. would not materially increase our income tax provision.

Transactions with shareholders

•
For the years ended December 31, 2015 and 2014, we paid cash dividends of $1.20 per common share or $20.3 million and $1.02 per common share or $17.1 million, respectively.

  In November 2015, our Board of Directors approved a ten percent increase in the annual dividend rate on our common stock to $1.32 per share. The dividend is scheduled to be paid in four equal quarterly installments beginning in March 2016. As of December 31, 2015, under the most restrictive terms of our debt agreements, our ability to pay cash dividends on our common stock is limited to a total of $25 million in a 12-month period. However, we can pay dividends in excess of such limitation by utilizing "restricted payment baskets" as defined in the indenture for the 2021 Senior Notes and the Third Amended Credit Agreement.

•
In May 2015, our Board of Directors authorized the 2015 Stock Purchase Plan. The 2015 Stock Purchase Plan allows us to repurchase up to $25 million of our outstanding Common Stock through May 2016. Purchases under the 2015 Stock Purchase Plan will be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. The 2015 Stock Purchase Plan does not require us to purchase any specific number of shares and may be suspended or discontinued at any time. The 2015 Stock Purchase Plan replaced the 2014 Stock Purchase Plan that expired in May 2015. For the year ended December 31, 2015, we acquired approximately 42,100 shares of Common Stock at a cost of $2.4 million and 60,900 shares of Common Stock at a cost of $3.5 million pursuant to the 2015 Stock Purchase Plan and the 2014 Stock Purchase Plan, respectively.

  For the years ended December 31, 2015 and 2014, we acquired approximately 40,000 and 56,000 of Common Stock, respectively, at a cost of $2.5 million and $3.4 million, respectively, for shares surrendered by employees to pay taxes due on vested restricted stock awards and stock appreciation rights exercised. In addition, we received $1.2 million and $3.6 million in proceeds from the exercise of employee stock options for the years ended December 31, 2015 and 2014, respectively. For the years ended December 31, 2015 and 2014, we recognized excess tax benefits of $2.6 million and $5.6 million, respectively, related to the vesting or exercise of stock-based awards.

Other Items:

•
In 2015, all remaining U.S. federal NOLs have been utilized and we made approximately $10.6 million in U.S. federal income tax payments. As of December 31, 2015, we had $78.1 million of state NOLs. Our state NOLs may be used to offset approximately $2.5 million in state income taxes. If not used, substantially all of the state NOLs will expire in various amounts between 2016 and 2035. In addition, we had $30.2 million of U.S. federal and state R&D Credits which, if not used, will expire between 2027 and 2035 for the U.S. federal R&D Credits and between 2017 and 2030 for the state R&D Credits. As of December 31, 2015, we recorded a valuation allowance of $2.9 million against a portion of the R&D Credits.

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

Contractual Obligations

The following table presents the total contractual obligations for which cash flows are fixed or determinable as of December 31, 2015:

(In millions)	2016	2017	2018	2019	2020	Beyond 2020	Total
Long-term debt payments	$1.2	$1.3	$1.2	$52.3	$1.2	$177.2	$234.4
Interest payments on long-term debt (a)	10.3	10.3	10.2	10.2	9.3	4.3	54.6
Open purchase orders (b)	81.9	—	—	—	—	—	81.9
Other post-employment benefit obligations (c)	3.8	3.5	3.9	4.2	4.3	18.6	38.3
Contributions to pension trusts	11.3	—	—	—	—	—	11.3
Minimum purchase commitments (d)	7.4	1.1	1.1	—	—	—	9.6
Operating leases	2.6	2.2	1.6	1.2	1.0	4.3	12.9

Total contractual obligations	$118.5	$18.4	$18.0	$67.9	$15.8	$204.4	$443.0

(a)
Interest payments on long-term debt includes interest on variable rate debt at December 31, 2015 weighted average interest rates.

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

(d)
The minimum purchase commitments in 2016 are primarily for coal contracts. Although we are primarily liable for payments on the above operating leases and minimum purchase commitments, based on historic operating performance and forecasted future cash flows, we believe our exposure to losses, if any, under these arrangements is not material.

Adoption of New Accounting Pronouncements

See Note 2, "Summary of Significant Accounting Policies — Recently Adopted Accounting Standards" for a description of accounting standards adopted in the year ended December 31, 2015.

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

Inventories

We value U.S. inventories at the lower of cost, using the Last-In, First-Out ("LIFO") method, or market. German inventories are valued at the lower of cost, using a weighted-average cost method, or market. The First-In, First-Out value of U.S. inventories valued on the LIFO method was $118.2 million and $95.7 million at December 31, 2015 and 2014, respectively and exceeded such LIFO value by $10.0 million and $14.0 million, respectively. Cost includes labor, materials and production overhead.

Income Taxes

As of December 31, 2015, we have recorded aggregate deferred income tax assets of $20.0 million related to temporary differences, net operating losses and research and development and other tax credits. As of December 31, 2014, our aggregate deferred income tax assets were $45.7 million. As of December 31, 2015, we recorded a valuation allowance of $2.9 million against a portion of our R&D Credits. No valuation allowance was provided at December 31, 2014. In determining the need for a valuation allowance, we consider many factors, including specific taxing jurisdictions, sources of taxable income, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance would be recognized if, based on the weight of available evidence, we conclude that it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

As of December 31, 2015 and 2014, our liability for uncertain income taxes positions was $12.8 million and $7.0 million, respectively. In evaluating and estimating tax positions and tax benefits, we consider many factors which may result in periodic adjustments and which may not accurately anticipate actual outcomes.

Pension and Other Postretirement Benefits

Pension Plans

Except as described below for FiberMark, substantially all active employees of our U.S. operations participate in defined benefit pension plans and/or defined contribution retirement plans. Neenah Germany has defined benefit plans designed to provide a monthly pension upon retirement for substantially all its employees in Germany. In addition, we maintain a supplemental retirement contribution plan (the "SERP") which is a non-qualified defined benefit plan. We provide benefits under the SERP to the extent necessary to fulfill the intent of our defined benefit retirement plans without regard to the limitations set by the Internal Revenue Code on qualified defined benefit plans.

FiberMark has a qualified defined benefit plan covering certain U.S. employees. During 2009, FiberMark fully froze this plan so that additional benefits cannot be earned as a result of additional years of service or increases in annual earnings. Plan assets are principally invested in equity, government and corporate debt securities and fixed income mutual funds. FiberMark has a defined benefit plan covering all United Kingdom "U.K." employees, which is designed to provide a monthly pension upon retirement. This plan was fully frozen during 2011 and plan assets are primarily invested in equity mutual funds.

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

Consolidated pension expense related to continuing operations for defined benefit pension plans was $6.5 million, $10.8 million and $6.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense was 6.50 percent, 6.50 percent and 7.00 percent for the years ended December 31, 2015, 2014 and 2013, respectively. The expected long-term rate of return on pension fund assets held by our pension trusts was determined based on several factors, including input from pension investment consultants and projected long-term returns of broad equity and bond indices. We also considered the plans' historical 10-year and 15-year compounded annual returns. We anticipate that, on average, actively managed U.S. pension plan assets will generate annual long-term rates of return of at least 6.50 percent. Our expected long-term rate of return on the assets in the plans is based on an asset allocation assumption of about 35 percent with equity managers, with expected long-term rates of return of approximately 8 to 10 percent, and 65 percent with fixed income managers, with an expected long-term rate of return of approximately 4 to 6 percent. The actual asset allocation is regularly reviewed and periodically rebalanced to the targeted allocation when considered appropriate. We evaluate our investment strategy and long-term rate of return on pension asset assumptions at least annually.

Pension expense is estimated based on the fair value of assets rather than a market-related value that averages gains and losses over a period of years. Investment gains or losses represent the difference between the expected return calculated using the fair value of the assets and the actual return based on the fair value of assets. The variance between the actual and the expected gains and losses on pension assets is recognized in pension expense more rapidly than it would be if a market-related value for plan assets was used. As of December 31, 2015, our pension plans had cumulative unrecognized investment losses and other actuarial losses of $84.1 million. These unrecognized net losses may increase our future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate our pension obligations or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the "corridor" determined under ASC Topic 715.

The discount (or settlement) rate that is utilized for determining the present value of future pension obligations in the U.S. is generally based on the yield for a theoretical basket of AA-rated corporate bonds currently available in the market place, whose duration matches the timing of expected pension benefit payments. The discount (or settlement) rate that is utilized for determining the present value of future pension obligations in Germany is generally based on the IBOXX index of AA-rated corporate bonds adjusted to match the timing of expected pension benefit payments. The weighted average discount rate utilized to determine the present value of future pension obligations at December 31, 2015 and 2014 was 4.54 percent and 3.91 percent, respectively.

Our consolidated pension expense in 2015 is based on the expected weighted-average long-term rate of return on assets and the weighted-average discount rate described above and various other assumptions. Pension expense beyond 2015 will depend on future investment performance, our contributions to the pension trusts, changes in discount rates and various other factors related to the covered employees in the plans.

The fair value of the assets in our defined benefit plans at December 31, 2015 of approximately $308 million increased approximately $20 million from the fair value of about $288 million at December 31, 2014, as assets acquired in the FiberMark Acquisition and employer contributions exceeded investment losses and benefit payments. At December 31, 2015, the projected benefit obligations of our defined benefit plans exceeded the fair value of plan assets by approximately $52 million which was approximately $10 million larger than the $42 million deficit at December 31, 2014. The accumulated benefit obligation exceeded the fair value of plan assets by $40.6 million and $25.4 million at December 31, 2015 and 2014, respectively. Contributions to pension trusts for the year ended December 31, 2015 were $1.0 million compared with $24.5 million for the year ended December 31, 2014. In addition, we made direct benefit payments for unfunded qualified and supplemental retirement benefits of $1.8 million and $1.6 million for the years ended December 31, 2015 and 2014, respectively.

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

For the years ended December 31, 2015, 2014 and 2013, consolidated postretirement health care and life insurance plan benefit expense was $3.4 million, $3.8 million and $4.2 million, respectively. The weighted-average discount (or settlement) rate used to calculate postretirement health care and life insurance plan benefit expense was 4.05 percent, 4.84 percent and 4.12 percent for the years ended December 31, 2015, 2014 and 2013, respectively. The discount (or settlement) rate that is utilized for determining the present value of future postretirement health care and life insurance plan benefit obligations in the U.S. is generally based on the yield for a theoretical basket of AA-rated corporate bonds currently available in the market place, whose duration matches the timing of expected postretirement health care and life insurance benefit payments. The discount (or settlement) rate that is utilized for determining the present value of future postretirement health care and life insurance obligations for our foreign benefit plans is generally based on an index of AA-rated corporate bonds adjusted to match the timing of expected benefit payments.

Our consolidated postretirement health care and life insurance plan benefit expense in 2015 is based on the weighted-average discount rate described above and various other assumptions. Postretirement health care and life insurance plan benefit expense beyond 2015 will depend on future health care cost trends, changes in discount rates and various other factors related to the covered employees in the plans.

Our obligations for postretirement health care and life insurance plan benefits are measured annually as of December 31. The weighted average discount rate utilized to determine the present value of future postretirement health care and life insurance obligations at December 31, 2015 and 2014 was 4.07 percent and 4.05 percent, respectively. The assumed inflationary health care cost trend rates used to determine obligations at December 31, 2015 and costs for the year ended December 31, 2015 were 7.3 percent gradually decreasing to an ultimate rate of 4.5 percent in 2037. The assumed inflationary health care cost trend rates used to determine obligations at December 31, 2014 and costs for the year ended December 31, 2014 were 7.3 percent gradually decreasing to an ultimate rate of 4.5 percent in 2027. At December 31, 2015, the projected benefit obligations for our postretirement health care and life insurance plans of approximately $41 million was essentially unchanged from the projected benefit obligation at December 31, 2014.

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

Goodwill and Other Intangible Assets with Indefinite Lives

Goodwill arising from a business combination is recorded as the excess of purchase price and related costs over the fair value of identifiable assets acquired and liabilities assumed in accordance with ASC Topic 805, Business Combinations ("ASC Topic 805"). All of our goodwill was acquired in conjunction with the acquisition of Neenah Germany in October 2006, the technical materials business in July 2014, and FiberMark in August 2015.

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

We tested goodwill for impairment as of November 30, 2015. In our testing of goodwill for impairment, we estimated the fair value of the reporting units using a market approach in combination with a discounted operating cash flow approach. Significant assumptions used in developing the discounted operating cash flow approach were revenue growth rates and pricing, costs for manufacturing inputs, levels of capital investment and estimated cost of capital for high, medium and low growth environments. As of November 30, 2015 no impairment was indicated.

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

Our annual test of other intangible assets for impairment at November 30, 2015, 2014 and 2013 indicated that the carrying amount of such assets was recoverable.

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

Foreign Currency Risk

Our reported operating results are affected by changes in the exchange rates of the local currencies of our non-U.S. operations relative to the U.S. dollar. For the year ended December 31, 2015, a hypothetical 10 percent increase in the exchange rates of the U.S dollar relative to the local currencies of our non-U.S. operations would have decreased our income before income taxes by approximately $2.6 million. We do not hedge our exposure to exchange risk on reported operating results.

The translation of the balance sheets of our non-U.S. operations from their local currencies into U.S. dollars is also sensitive to changes in the exchange rate of the U.S. dollar. Consequently, we performed a sensitivity test to determine if changes in the exchange rate would have a significant effect on the translation of the balance sheets of our non-U.S. operations into U.S. dollars. These translation gains or losses are recorded as unrealized translation adjustments ("UTA", a component of accumulated other comprehensive income) within stockholders' equity. The hypothetical change in UTA is calculated by multiplying the net assets of our non-U.S. operations by a 10 percent change in the exchange rate of their local currencies versus the U.S. dollar. As of December 31, 2015, the net assets of our non-U.S. operations exceeded their net liabilities by approximately $95 million. As of December 31, 2015, a 10 percent decrease in the exchange rate of the U.S. dollar against the local currencies of our non-U.S. operations would have decreased our stockholders' equity by approximately $10 million.

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

Based on 2015 pulp purchases, a 10 percent increase in the average market price for pulp (approximately $92 per ton) would have increased our annual costs for pulp purchases by approximately $18 million.

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

We generate substantially all of the electrical energy used by our Munising mill and approximately 25 of the electrical energy at our Appleton and Bruckmühl mills. Availability of energy is not expected to be a problem in the foreseeable future, but the purchase price of such energy can and likely will fluctuate significantly based on fluctuations in demand and other factors. There is no assurance that that we will be able to obtain electricity or natural gas purchases on favorable terms in the future.

Except for certain specialty latex grades and specialty softwood pulp used by our technical products business and cotton fiber used by our fine paper and packaging business, we are not aware of any significant concentration of business transacted with a particular supplier.

Interest Rate Risk

We are exposed to interest rate risk on our variable rate bank debt. At December 31, 2015, we had $51.1 million of variable rate borrowings outstanding. A 100 basis point increase in interest rates would increase our annual interest expense on outstanding variable rate borrowings by approximately $0.5 million.

Environmental Regulation/Climate Change Legislation

Our manufacturing operations are subject to extensive regulation primarily by U.S., German and other international authorities. We have made significant capital expenditures to comply with environmental laws, rules and regulations. Due to changes in environmental laws and regulations, including potential future legislation to limit GHG emissions, the application of such regulations and changes in environmental control technology, we are not able to predict with certainty the amount of future capital spending to be incurred for environmental purposes. Taking these uncertainties into account, we have planned capital expenditures for environmental projects during the period 2016 through 2018 of approximately $1 million to $2 million annually.

We believe these risks can be managed and will not have a material effect on our business or our consolidated financial position, results of operations or cash flows.

Item 8.    Financial Statements and Supplementary Data

The information required in Item 8 is contained in and incorporated herein by reference from pages F-1 through F-54 of this Annual Report on Form 10-K.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of the Company's businesses except for the FiberMark business acquired in August 2015. The FiberMark business constituted approximately 22 percent of total assets, seven percent of revenues, and one percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2015. Further discussion of this acquisition can be found in Note 3 "Acquisitions" to our consolidated financial statements. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based upon its assessment, management believes that as of December 31, 2015, the Company's internal controls over financial reporting were effective.

The effectiveness of internal control over financial reporting as of December 31, 2015, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited the Company's consolidated financial statements. Deloitte & Touche's attestation report on the Company's internal control over financial reporting is included herein. See "Item 15 — Exhibits and Financial Statement Schedule."

Neenah Paper, Inc
February 26, 2016

Changes in Internal Control Over Financial Reporting

There has been no significant change in the Company's internal control over financial reporting during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required to be set forth herein, except for the information included under Executive Officers of the Company, relating to nominees for director of Neenah and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the captions "Election of Directors," "Meetings and Committees of the Board of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2016. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2015.

Executive Officers of the Company

Set forth below is information concerning our executive officers.

Name	Position
John P. O'Donnell	President and Chief Executive Officer
Steven S. Heinrichs	Senior Vice President, General Counsel and Secretary
Bonnie C. Lind	Senior Vice President, Chief Financial Officer and Treasurer
James R. Piedmonte	Senior Vice President — Operations
Julie A. Schertell	Senior Vice President — President, Fine Paper and Packaging
Armin S. Schwinn	Senior Vice President — Managing Director of Neenah Germany
Larry N. Brownlee	Vice President — Controller and Principal Accounting Officer

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

Julie A. Schertell, born in 1969, is our Senior Vice President — President, Fine Paper and Packaging and has been in that role since January 2014. Ms. Schertell joined the Company in 2008 and served as Vice President of Sales and Marketing for the Fine Paper division through December 2010 and as a Senior Vice President of the Company and President, Fine Paper through December 2013. Ms. Schertell was employed by Georgia-Pacific Corporation in the Consumer Products Retail division, where she served as Vice President of Sales Strategy from 2007-2008, and as Vice President of Customer Solutions from 2003 through 2007.

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

Larry N. Brownlee, born in 1956, is our Vice President — Controller and Principal Accounting Officer and has been in that role since July 2004. From 1990 to 2004, Mr. Brownlee served as Controller of several public companies in the electric utility, telephone and healthcare industries. From 1979 to 1990, Mr. Brownlee was with Arthur Andersen & Co. and provided audit services to clients primarily in the manufacturing, utility and healthcare industries. Mr. Brownlee received his Masters of Accountancy from the University of Georgia in 1979.

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

(a)   Documents filed as part of this report:

  1.
  Consolidated Financial Statements

The following reports and financial statements are filed herewith on the pages indicated:

  2.
  Financial Statement schedule

The following schedule is filed herewith:

Schedule II — Valuation and Qualifying Accounts	F-54

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
2.3
Interest Purchase Agreement by and among ASP FiberMark Holdings, LLC, ASP FiberMark, LLC, Neenah FMK Holdings, LLC and Neenah Paper, Inc. dated as of July 16, 2015 (filed as Exhibit 2.1 to the Neenah Paper, Inc. Quarterly Report on Form 10-Q for the three months ended September 30, 2015, filed November 9, 2015 and incorporated herein by reference).
2.4
Agreement and Plan of Merger, among Neenah Paper, Inc., Fox Valley Corporation, Fox River Paper Company, LLC and AF/CPS Holding Corporation, dated as of February 5, 2007 (filed as Exhibit 2.1 to the Neenah Paper, Inc. Current Report on Form 8-K filed March 1, 2007 and incorporated herein by reference).

Exhibit Number	Exhibit
2.5	Amended and Restated Share Purchase Agreement dated as of June 24, 2008, by and among Neenah Paper Company of Canada, NPCC Holding Company, LLC, Neenah Paper, Inc., Azure Mountain Capital Holdings LP, Northern Pulp NS LP, and Azure Mountain Capital Financial LP (filed as Exhibit 10.2 to the Neenah Paper, Inc. Quarterly Report on Form 10-Q for the three months ended June 30, 2008, filed August 11, 2008 and incorporated herein by reference).
2.6
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
2.9
Asset Purchase Agreement, by and among Neenah Paper, Inc., Wausau Paper Corp. and Wausau Paper Mills, LLC, dated as of December 7, 2011 (filed as Exhibit 2.1 to the Neenah Paper, Inc. Current Report on Form 8-K filed January 31, 2012 and incorporated herein by reference).
2.10
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
10.31
Third Amended and Restated Credit Agreement dated December 18, 2014 by and among Neenah Paper, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed as Exhibit 10.31 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2014, filed February 27, 2015 and incorporated herein by reference).
12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges (filed herewith)
21	List of Subsidiaries of Neenah Paper, Inc. (filed herewith).
23	Consent of Deloitte & Touche LLP (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (filed herewith).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith).
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

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

NEENAH PAPER, INC.
By:	/s/ JOHN P. O'DONNELL
	Name:	John P. O'Donnell
	Title:	President and Chief Executive Officer (in his capacity as a duly authorized officer of the Registrant and in his capacity as Chief Executive Officer)
	Date:	February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN P. O'DONNELL John P. O'Donnell		President and Chief Executive Officer (Principal Executive Officer)	February 26, 2016
/s/ BONNIE C. LIND Bonnie C. Lind		Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 26, 2016
/s/ LARRY N. BROWNLEE Larry N. Brownlee		Vice President — Controller (Principal Accounting Officer)	February 26, 2016
/s/ SEAN T. ERWIN* Sean T. Erwin		Chairman of the Board and Director	February 26, 2016
/s/ MARGERET S. DANO* Margaret S. Dano		Director	February 26, 2016
/s/ EDWARD GRZEDZINSKI* Edward Grzedzinski		Director	February 26, 2016
/s/ TIMOTHY S. LUCAS* Timothy S. Lucas		Director	February 26, 2016
/s/ JOHN F. MCGOVERN* John F. McGovern		Director	February 26, 2016
/s/ PHILIP C. MOORE* Philip C. Moore		Director	February 26, 2016
/s/ STEPHEN M. WOOD* Stephen M. Wood		Director	February 26, 2016
*By:	/s/ STEVEN S. HEINRICHS Steven S. Heinrichs Senior Vice President, General Counsel and Secretary Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Neenah Paper, Inc.
Alpharetta, Georgia

We have audited the internal control over financial reporting of Neenah Paper, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at ASP FiberMark, LLC., which was acquired on August 1, 2015 and whose financial statements constitute 22 percent of total assets, seven percent of revenues, and one percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at ASP FiberMark, LLC. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Neenah Paper, Inc.
Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of Neenah Paper, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Neenah Paper, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 26, 2016

NEENAH PAPER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Net sales	$887.7	$839.7	$781.7
Cost of products sold	692.3	668.9	621.8

Gross profit	195.4	170.8	159.9
Selling, general and administrative expenses	86.5	78.0	74.7
Integration/restructuring costs	6.5	2.3	0.4
Pension plan settlement charge	—	3.5	0.2
Loss on early extinguishment of debt	—	0.2	0.5
Other expense — net	1.0	0.2	1.5

Operating income	101.4	86.6	82.6
Interest expense	11.7	11.4	11.2
Interest income	(0.2)	(0.3)	(0.2)

Income from continuing operations before income taxes	89.9	75.5	71.6
Provision for income taxes	29.4	7.5	23.1

Income from continuing operations	60.5	68.0	48.5
Income (loss) from discontinued operations, net of taxes (Note 12)	(9.4)	0.7	3.5

Net income	$51.1	$68.7	$52.0

Earnings (Loss) Per Common Share
Basic
Continuing operations	$3.58	$4.05	$2.97
Discontinued operations	(0.56)	0.04	0.21

	$3.02	$4.09	$3.18

Diluted
Continuing operations	$3.53	$3.99	$2.91
Discontinued operations	(0.55)	0.04	0.21

	$2.98	$4.03	$3.12

Weighted Average Common Shares Outstanding (in thousands)
Basic	16,754	16,584	16,072

Diluted	17,012	16,872	16,403

See Notes to Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2015	2014	2013
Net income	$51.1	$68.7	$52.0

Reclassification of amounts recognized in the consolidated statement of operations:
Amortization of adjustments to pension and other postretirement benefit liabilities	7.1	4.7	6.5
Pension plan settlement/curtailment charge (2015 amount in discontinued operations)	5.5	3.5	0.2

Amounts recognized in the consolidated statement of operations	12.6	8.2	6.7
Unrealized foreign currency translation gain (loss)	(15.0)	(23.7)	8.7
Net gain (loss) from pension and other postretirement benefit liabilities	(6.3)	(34.3)	15.8
Deferred loss on "available-for-sale" securities	—	—	(0.1)

Gain (loss) from other comprehensive income items before income taxes	(8.7)	(49.8)	31.1
Provision (benefit) for income taxes	1.2	(8.7)	8.6

Other comprehensive income (loss)	(9.9)	(41.1)	22.5

Comprehensive income	$41.2	$27.6	$74.5

See Notes to Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$4.2	$72.6
Accounts receivable, net	97.3	84.7
Inventories	120.6	101.2
Prepaid and other current assets	24.5	14.3
Assets held for sale (Note 12)	—	46.3

Total Current Assets	246.6	319.1
Property, Plant and Equipment — net	323.0	241.7
Deferred Income Taxes	20.0	45.7
Goodwill (Note 4)	72.2	50.5
Intangible Assets — net (Note 4)	79.1	56.6
Other Assets	10.5	10.9

TOTAL ASSETS	$751.4	$724.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$1.2	$1.4
Accounts payable	53.7	44.5
Accrued expenses	51.2	43.8
Liabilities related to facilities held for sale (Note 12)	—	27.3

Total Current Liabilities	106.1	117.0
Long-Term Debt	228.2	226.8
Deferred Income Taxes	11.8	9.9
Noncurrent Employee Benefits	89.7	80.9
Other Noncurrent Obligations	4.0	1.2

TOTAL LIABILITIES	439.8	435.8

Commitments and Contingencies (Notes 10 and 11)
Stockholders' Equity
Common stock, par value $0.01 — authorized: 100,000,000 shares; issued and outstanding: 18,063,000 shares and 17,849,000 shares	0.2	0.2
Treasury stock, at cost: 1,244,000 shares and 1,101,000 shares	(40.1)	(31.7)
Additional paid-in capital	310.8	300.4
Retained earnings	119.0	88.2
Accumulated other comprehensive loss	(78.3)	(68.4)

Total Stockholders' Equity	311.6	288.7

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$751.4	$724.5

See Notes to Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In millions, shares in thousands)

	Common Stock				Retained Earnings/ Accumulated Deficit	Accumulated Other Comprehensive Income
			Treasury Stock	Additional Paid-In Capital
	Shares	Amount
Balance, December 31, 2012	16,826	$0.2	$(22.6)	$273.9	$(3.9)	$(49.8)
Net income	—	—	—	—	52.0	—
Other comprehensive income, net of income taxes	—	—	—	—	—	22.5
Dividends declared	—	—	—	—	(11.5)	—
Dividends-in-kind	—	—	—	0.1	—	—
Excess tax benefits from stock-based compensation	—	—	—	2.6	—	—
Stock options exercised	336	—	(0.6)	3.7	—	—
Restricted stock vesting (Note 9)	221	—	(4.0)	—	—	—
Stock-based compensation	—	—	—	4.9	—	—

Balance, December 31, 2013	17,383	0.2	(27.2)	285.2	36.6	(27.3)
Net income	—	—	—	—	68.7	—
Other comprehensive loss, net of income taxes	—	—	—	—	—	(41.1)
Dividends declared	—	—	—	—	(17.1)	—
Excess tax benefits from stock-based compensation	—	—	—	5.6	—	—
Shares purchased (Note 9)	—	—	(1.1)	—	—	—
Stock options exercised	316	—	—	3.6	—	—
Restricted stock vesting (Note 9)	150	—	(3.4)	—	—	—
Stock-based compensation	—	—	—	6.0	—	—

Balance, December 31, 2014	17,849	0.2	(31.7)	300.4	88.2	(68.4)
Net income	—	—	—	—	51.1	—
Other comprehensive loss, net of income taxes	—	—	—	—	—	(9.9)
Dividends declared	—	—	—	—	(20.3)	—
Excess tax benefits from stock-based compensation	—	—	—	2.6	—	—
Shares purchased (Note 9)	—	—	(5.9)	—	—	—
Stock options exercised	108	—	—	1.2	—	—
Restricted stock vesting (Note 9)	106	—	(2.5)	—	—	—
Stock-based compensation	—	—	—	6.5	—	—
Other/Currency	—	—	—	0.1	—	—

Balance, December 31, 2015	18,063	$0.2	$(40.1)	$310.8	$119.0	$(78.3)

See Notes to Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES
Net income	$51.1	$68.7	$52.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31.5	30.0	29.4
Stock-based compensation	6.5	6.0	4.9
Excess tax benefit from stock-based compensation (Note 8)	(2.6)	(5.6)	(2.6)
Deferred income tax provision	8.3	3.7	19.3
Non-cash effects of changes in liabilities for uncertain income tax positions	(0.1)	(2.0)	(0.1)
Loss on early extinguishment of debt	—	0.2	0.5
Inventory acquired in acquisitions (Note 3)	—	—	(1.8)
Pension settlement charge, net of plan payments	—	3.5	(0.2)
Non-cash loss on discontinued operations	12.0	—	—
(Gain) loss on asset dispositions	(0.1)	0.2	0.5
Net cash provided by (used in) changes in operating working capital, net of effect of acquisitions (Note 14)	1.8	9.0	(6.6)
Pension and other post-employment benefits	2.9	(18.3)	(11.5)
Other	(0.1)	(0.9)	(0.3)

NET CASH PROVIDED BY OPERATING ACTIVITIES	111.2	94.5	83.5

INVESTING ACTIVITIES
Capital expenditures	(48.1)	(27.9)	(28.7)
Purchases of marketable securities	(0.2)	(0.6)	(0.1)
Purchase of brands (Note 3)	—	—	(5.2)
Net proceeds from sale of discontinued operations	5.4	—	—
Proceeds from sale of property, plant and equipment	0.5	—	0.6
Acquisitions (Note 3)	(118.2)	(72.4)	—
Purchase of equity investment	—	(2.9)	—
Other	0.5	(1.1)	0.1

NET CASH USED IN INVESTING ACTIVITIES	(160.1)	(104.9)	(33.3)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt (Note 6)	151.6	49.5	218.8
Debt issuance costs	—	(2.4)	(3.5)
Repayments of long-term debt (Note 6)	(145.6)	(5.6)	(209.2)
Short-term borrowings	—	6.5	19.3
Repayments of short-term borrowings	—	(25.4)	(0.1)
Proceeds from exercise of stock options	1.2	3.6	3.7
Excess tax benefit from stock-based compensation (Note 8)	2.6	5.6	2.6
Cash dividends paid	(20.3)	(17.1)	(11.5)
Shares purchased (Note 9)	(8.4)	(4.5)	(4.6)
Other	0.1	—	(0.5)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(18.8)	10.2	15.0

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(0.7)	(0.6)	0.4

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(68.4)	(0.8)	65.6
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	72.6	73.4	7.8

CASH AND CASH EQUIVALENTS, END OF YEAR	$4.2	$72.6	$73.4

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

On July 1, 2015, the Company reorganized its internal management structure and, accordingly, addressed its segment reporting structure. As a result of this reorganization, the Other operating segment (composed of the non-premium Index, Tag and Vellum Bristol product lines acquired as part of the purchase of the Wausau brands) was combined with the Fine Paper and Packaging operating segment to reflect the manner in which this business is managed. In addition, as part of the FiberMark acquisition, the Company acquired certain product lines composed of papers sold to converters for end uses such as covering materials for datebooks, diaries, yearbooks and traditional photo albums. Due to the dissimilar nature of these products, management decided that they would not be managed as part of either the existing Fine Paper and Packaging or Technical Products businesses. These product lines represent an operating segment which does not meet the quantitative threshold for a reportable segment. See Note 13, "Business Segment and Geographic Information."

On October 31, 2015, the Company sold its paper mill located in Lahnstein, Germany (the "Lahnstein Mill") to the Kajo Neukirchen Group (the "Buyer") for net cash proceeds of approximately $5.4 million. For the year ended December 31, 2015, discontinued operations reported on the consolidated statements of operations reflect the results of operations and the loss on sale of the Lahnstein Mill. The consolidated statements of operations for the years ended December 31, 2014 and 2013 have been restated to report results of the Lahnstein Mill as discontinued operations. As of December 31, 2014, the assets and liabilities of the Lahnstein Mill are classified as assets held for sale on the consolidated balance sheet. See Note 12, "Discontinued Operations and Assets Held for Sale."

On August 1, 2015, the Company purchased all of the outstanding equity of ASP FiberMark, LLC ("FiberMark") from ASP FiberMark Holdings, LLC ("American Securities") for approximately $118 million (the "FiberMark Acquisition"). The purchase price was financed through $80 million of cash on hand and the balance from available borrowing capacity on the Company's revolving credit facility. FiberMark is a specialty coatings and finishing company with a strong presence in luxury packaging and technical products. In September 2015, the Company announced the planned closure of the Fitchburg, Massachusetts mill (the "Fitchburg Mill"), acquired in the FiberMark Acquisition to consolidate its manufacturing footprint. Manufacturing operations at the Fitchburg Mill ceased in December 2015. See Note 3, "Acquisitions" and Note 12, "Discontinued Operations and Assets Held for Sale."

On July 1, 2014, the Company purchased all of the outstanding equity of Crane Technical Materials, Inc. from Crane & Co., Inc. for approximately $72 million. The acquired technical materials business provides performance-oriented wet laid nonwoven media for filtration end markets as well as environmental, energy and industrial uses. The acquired technical materials business has two manufacturing facilities in Pittsfield, Massachusetts. See Note 3, "Acquisitions."

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 1. Background and Basis of Presentation (Continued)

On January 31, 2013, the Company purchased certain premium business paper brands and other assets from the Southworth Company ("Southworth") for a payment of $7.0 million. See Note 3, "Acquisitions."

Basis of Presentation

The consolidated financial statements include the financial statements of the Company and its wholly owned and majority owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Significant management judgment is required in determining the accounting for, among other things, pension and postretirement benefits, retained insurable risks, reserves for sales discounts and allowances, purchase price allocations, useful lives for depreciation and amortization, future cash flows associated with impairment testing for tangible and intangible long-lived assets, goodwill, income taxes, contingencies, inventory obsolescence and market reserves and the valuation of stock-based compensation.

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

Earnings per Share ("EPS")

The Company's restricted stock units ("RSUs") are paid non-forfeitable common stock dividends and thus meet the criteria of participating securities. Accordingly, basic EPS has been calculated using the two-class method, under which earnings are allocated to both common stock and participating securities. Basic EPS has been computed by dividing net income allocated to common stock by the weighted average common shares outstanding. For the computation of basic EPS, weighted average RSUs outstanding are excluded from the calculation of weighted average shares outstanding.

Accounting Standards Codification ("ASC") Topic 260, Earnings per Share ("ASC Topic 260") requires companies with participating securities to calculate diluted earnings per share using the "Two Class" method. The "Two Class" method requires first calculating diluted earnings per share using a denominator that includes the weighted average share equivalents from the assumed conversion of dilutive securities. Diluted earnings per share is then calculated using net income reduced by the amount of distributed and undistributed earnings allocated to participating securities calculated using the "Treasury Stock" method and a denominator that includes the weighted average share equivalents from the assumed conversion of dilutive securities excluding participating securities. Companies are required to report the lower of the diluted earnings per share amounts under the two calculations subject to the anti-dilution provisions of ASC Topic 260.

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 2. Summary of Significant Accounting Policies (Continued)

Diluted EPS has been computed by dividing net income allocated to common stock by the weighted average number of common shares used in computing basic EPS, further adjusted to include the dilutive impact of the exercise or conversion of common stock equivalents, such as stock options, stock appreciation rights ("SARs") and target awards of Restricted Stock Units with performance conditions ("Performance Units"), into shares of common stock as if those securities were exercised or converted. For the years ended December 31, 2015, 2014 and 2013, approximately 45,000, 15,000 and 450,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company's common stock for the respective 12-month periods during which the options were outstanding.

The following table presents the computation of basic and diluted shares of common stock used in the calculation of EPS (amounts in millions, except share and per share amounts):

Earnings per basic common share

	Year Ended December 31,
	2015	2014	2013
Income from continuing operations	$60.5	$68.0	$48.5
Distributed and undistributed amounts allocated to participating securities	(0.6)	(0.8)	(0.8)

Income from continuing operations available to common stockholders	59.9	67.2	47.7
Income (loss) from discontinued operations, net of income taxes	(9.4)	0.7	3.5
Distributed and undistributed amounts allocated to participating securities	0.1	—	—

Net income available to common stockholders	$50.6	$67.9	$51.2

Weighted-average basic shares outstanding	16,754	16,584	16,072

Basic earnings (loss) per share
Continuing operations	$3.58	$4.05	$2.97
Discontinued operations	(0.56)	0.04	0.21

	$3.02	$4.09	$3.18

Earnings per diluted common share

	Year Ended December 31,
	2015	2014	2013
Income from continuing operations	$60.5	$68.0	$48.5
Distributed and undistributed amounts allocated to participating securities	(0.5)	(0.8)	(0.8)

Income from continuing operations available to common stockholders	60.0	67.2	47.7
Income (loss) from discontinued operations, net of income taxes	(9.4)	0.7	3.5
Distributed and undistributed amounts allocated to participating securities	0.1	—	—

Net income available to common stockholders	$50.7	$67.9	$51.2

Weighted-average basic shares outstanding	16,754	16,584	16,072
Add: Assumed incremental shares under stock-based compensation plans	258	288	331

Weighted average diluted shares	17,012	16,872	16,403

Diluted earnings (loss) per share
Continuing operations	$3.53	$3.99	$2.91
Discontinued operations	(0.55)	0.04	0.21

	$2.98	$4.03	$3.12

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 2. Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. As of December 31, 2015 and 2014, $0.3 million and $0.4 million, respectively, of the Company's cash and cash equivalents is restricted to the payment of postretirement benefits for certain former Fox River executives.

Inventories

U.S. inventories are valued at the lower of cost, using the Last-In, First-Out (LIFO) method for financial reporting purposes, or market. German inventories are valued at the lower of cost, using a weighted-average cost method, or market. Cost includes labor, materials and production overhead.

Foreign Currency

Balance sheet accounts of the Company's operations in Germany, the United Kingdom (the "U.K.") and Canada are translated from Euros, British Pounds and Canadian dollars, respectively, into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at average exchange rates during the period. Translation gains or losses related to net assets located in Germany, the U.K. and Canada are recorded as unrealized foreign currency translation adjustments within accumulated other comprehensive income (loss) in stockholders' equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in other (income) expense — net in the consolidated statements of operations.

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

The Company accounts for asset retirement obligations ("AROs") in accordance with ASC Topic 410, Asset Retirements and Environmental Obligations, which requires companies to make estimates regarding future events in order to record a liability for AROs in the period in which a legal obligation is created. Such liabilities are recorded at fair value, with an offsetting increase to the carrying value of the related long-lived asset. As of December 31, 2015, the Company is unable to estimate its AROs for environmental liabilities at its manufacturing facilities.

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

The Company tested goodwill for impairment as of November 30, 2015. In the Company's testing of goodwill for impairment, it estimated the fair value of the reporting units using a market approach in combination with a discounted operating cash flow approach. Significant assumptions used in developing the discounted operating cash flow approach were revenue growth rates and pricing, costs for manufacturing inputs, levels of capital investment and estimated cost of capital for high, medium and low growth environments. As of November 30, 2015 no impairment was indicated.

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

The following table sets forth by level, within the fair value hierarchy, the fair value of the Company's pension plan assets:

	Assets at Fair Value at December 31,
	Level 1		Level 2		Level 3		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Plan assets subject to leveling:
Cash and cash equivalents	$6.9	$1.0	$—	$—	$—	$—	$6.9	$1.0

Plan assets measured at NAV:
Investment funds (a)							301.4	287.3

Total plan assets at fair value							$308.3	$288.3

(a)
Certain pension plan assets are measured at NAV (or its equivalent) as an alternative to fair market value due to the absence of readily available market prices. Following is the fair value of each such investment category:
•
U.S and Non-U.S. Equities ($92.4 million and $99.2 million at December 31, 2015 and 2014, respectively) — These proprietary mutual funds have observable net asset values (based on the fair value of the underlying investments of the funds) that are provided to investors and provide for liquidity either immediately of within a few days.

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 2. Summary of Significant Accounting Policies (Continued)

  •
  U.S and Non-U.S. Fixed Income Securities ($185.8 million and $188.1 million at December 31, 2015 and 2014, respectively) — These proprietary mutual funds have observable net asset values (based on the fair value of the underlying investments of the funds) that are provided to investors and provide for liquidity either immediately of within a few days.
  •
  Hedge Funds ($23.2 million at December 31, 2015) — These funds are valued using net asset values calculated by the fund managers and allow for quarterly or more frequent redemptions.

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

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
2021 Senior Notes (5.25% fixed rate)	$175.0	$169.9	$175.0	$169.6
Global Revolving Credit Facilities (variable rates)	51.1	51.1	48.7	48.7
Second German Loan Agreement (2.5% fixed rate)	8.3	8.3	10.6	9.0

Total debt	$234.4	$229.3	$234.3	$227.3

(a)
Fair value for all debt instruments was estimated from Level 2 measurements.

The Company's investments in marketable securities are accounted for as "available-for-sale securities" in accordance with ASC Topic 320, Investments — Debt and Equity Securities ("ASC Topic 320"). Pursuant to ASC Topic 320, marketable securities are reported at fair value on the consolidated balance sheet and unrealized holding gains and losses are reported in other comprehensive income until realized upon sale. At December 31, 2015, the Company had $3.3 million in marketable securities classified as "Other Assets" on the consolidated balance sheet. The cost of such marketable securities was $3.4 million. Fair value for the Company's marketable securities was estimated from Level 1 inputs. The Company's marketable securities are restricted to the payment of benefits under its supplemental retirement contribution plan (the "SERP").

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

The components of accumulated other comprehensive income (loss), net of applicable income taxes are as follows:

	December 31,
	2015	2014
Unrealized foreign currency translation losses	$(20.8)	$(5.8)
Net loss from pension and other postretirement benefit liabilities (net of income tax benefits of $33.8 million and $31.1 million, respectively)	(57.5)	(62.6)

Accumulated other comprehensive loss	$(78.3)	$(68.4)

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 2. Summary of Significant Accounting Policies (Continued)

The following table presents changes in accumulated other comprehensive income ("AOCI"):

	Year Ended December 31,
	2015			2014			2013
	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount
Unrealized foreign currency translation gains (losses)	$(15.0)	$—	$(15.0)	$(23.7)	$—	$(23.7)	$8.7	$—	$8.7
Adjustment to pension and other benefit liabilities	6.3	(1.2)	5.1	(26.1)	8.7	(17.4)	22.5	(8.6)	13.9
Unrealized loss on "available-for-sale" securities	—	—	—	—	—	—	(0.1)	—	(0.1)

Other comprehensive income (loss)	$(8.7)	$(1.2)	$(9.9)	$(49.8)	$8.7	$(41.1)	$31.1	$(8.6)	$22.5

For the years ended December 31, 2015, 2014 and 2013, the Company reclassified $7.1 million, $4.7 million and $6.5 million, respectively, of costs from accumulated other comprehensive income to cost of products sold and selling, general and administrative expenses on the Consolidated Statements of Operations. For the years ended December 31, 2015, 2014 and 2013, the Company recognized an income tax benefit of $2.7 million, $1.7 million and $2.5 million, respectively, related to such reclassifications classified as Provision for income taxes on the Consolidated Statements of Operations.

For the year ended December 31, 2015, the Company reclassified $5.5 million of costs from accumulated other comprehensive income to loss from discontinued operations on the Consolidated Statements of Operations. For the years ended December 31, 2014 and 2013, the Company reclassified $3.5 million and $0.2 million, respectively, of costs from accumulated other comprehensive income to pension plan settlement charge on the Consolidated Statements of Operations. For the years ended December 31, 2014 and 2013, the Company recognized an income tax benefit of $1.3 million and $0.1 million, respectively, related to such reclassifications classified as Provision for income taxes on the Consolidated Statements of Operations.

Recently Adopted Accounting Standards

In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-03, Interest-Imputation of Interest ("ASU 2015-03"). ASU 2015-03 requires that unamortized debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. ASU 2015-03 is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2015. In August 2015, the FASB issued ASU No. 2015-15, Imputation of Interest (Subtopic 835-30) ("ASU No. 2015-15"). ASU No. 2015-15 updates the changes in ASU No. 2015-03 based on an announcement of the staff of the U.S. Securities and Exchange Commission. ASU No. 2015-15 provides an exception to ASU No. 2015-03 allowing debt issuance costs related to line-of-credit arrangements to continue to be presented as an asset regardless of whether there are any outstanding borrowings under such arrangement. Early adoption of ASU 2015-03 is permitted and the Company elected to early adopt ASU No. 2015-03 as of December 31, 2015 and to apply the guidance retrospectively to all periods presented. The adoption of ASU 2015-03 resulted in the reclassification of $5.0 million and $6.1 million of unamortized deferred financing costs from Other Assets to Long-Term Debt on the consolidated balance sheet at December 31, 2015 and 2014, respectively.

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 2. Summary of Significant Accounting Policies (Continued)

In July 2015, the FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ("ASU 2015-07"). ASU 2015-07 requires that investments for which fair value is measured at net asset value per share ("NAV") (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. By removing these investments from the fair value hierarchy, ASU 2015-07 ensures that all investments categorized in the fair value hierarchy are classified using a consistent approach. ASU 2015-07 is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2015. Early adoption of ASU 2015-07 is permitted and the Company elected to early adopt ASU No. 2015-07 as of December 31, 2015 and to apply the guidance retrospectively to all periods presented. The adoption of ASU 2015-07 resulted in the removal of approximately $301.4 million and $287.3 million of pension plan assets from the fair value hierarchy at December 31, 2015 and 2014, respectively. See "Fair Value Measurements" above.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) — Simplifying the Accounting for Measurement-Period Adjustments ("ASU No. 2015-16"). ASU No. 2015-16 changes the accounting for measurement-period adjustments related to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill during the measurement period, as well as revise comparative information for prior periods presented within financial statements as needed, including revising income effects, such as depreciation and amortization, as a result of changes made to the balance sheet amounts of the acquiree. Such adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). ASU No. 2015-16 eliminates the requirement to make such retrospective adjustments, and, instead requires the acquiring entity to record these adjustments in the reporting period they are determined. Additionally, the changes require the acquiring entity to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period income by line item that would have been recorded in previous reporting periods if the adjustment to the balance sheet amounts had been recognized as of the acquisition date. ASU No. 2015-16 is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2015. Early adoption is permitted and the Company elected to early adopt ASU 2015-16 as of December 31, 2015. As a result of the adoption of ASU 2015-16, the Company recorded the measurement-period adjustments related to the FiberMark Acquisition determined during the three months ended December 31, 2015 on the December 31, 2015 Consolidated Balance Sheet. See Note 3, "Acquisitions."

In November 2015, the FASB issued ASU 2015-17, Income Taxes ("ASU 2015-17"). ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. Prior to the issuance of ASU 2015-17, deferred tax liabilities and assets were required to be separately classified into a current amount and a noncurrent amount in the balance sheet. ASU 2015-17 represents a change in accounting principle and is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the Company elected to early adopt ASU 2015-17 as of December 31, 2015 and to apply the guidance retrospectively to all periods presented. The adoption of ASU 2015-17 resulted in the reclassification of $19.8 million and $15.8 million from current deferred income taxes to noncurrent deferred income taxes on the consolidated balance sheet at December 31, 2015 and 2014, respectively.

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 2. Summary of Significant Accounting Policies (Continued)

Accounting Standards Changes

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers ("ASC Topic 606"). ASU 2014-09 supersedes the revenue recognition guidance in ASC Topic 605, Revenue Recognition. The core principle of the guidance in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Therefore, the Company will adopt ASU 2014-09 on January 1, 2017. The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements.

As of December 31, 2015, no other amendments to the ASC had been issued and not adopted by the Company that will have or are reasonably likely to have a material effect on the its financial position, results of operations or cash flows.

Note 3. Acquisitions

Acquisition of FiberMark

On August 1, 2015, the Company purchased all of the outstanding equity of FiberMark from American Securities for approximately $118 million. FiberMark is a specialty coatings and finishing company with a strong presence in luxury packaging and technical products. In September 2015, the Company announced the planned closure of the Fitchburg Mill, acquired in the FiberMark Acquisition to consolidate its manufacturing footprint. Manufacturing operations at the Fitchburg Mill ceased in December 2015. See Note 12, "Discontinued Operations and Assets Held for Sale."

The Company accounted for the transaction using the acquisition method in accordance with ASC Topic 805, Business Combinations ("ASC Topic 805"). The preliminary allocation of the purchase price is based on estimates of the fair value of assets acquired and liabilities assumed as of August 1, 2015 and are subject to adjustment as additional information is obtained. The Company has up to 12 months from the closing of the acquisition to finalize its valuations. Changes to the valuation of assets and liabilities acquired may result in adjustments to the carrying value of assets and liabilities acquired or goodwill. The Company has not identified any material unrecorded pre-acquisition contingencies. Prior to the end of the one-year purchase price allocation period, if information becomes available which would indicate it is probable that such events had occurred as of the acquisition date and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation and may result in an adjustment to the carrying value of assets and liabilities acquired or goodwill. The Company did not recognize any in-process research and development assets as part of the acquisition.

The following table summarizes the allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed as of December 31, 2015. During the three months ended December 31, 2015, the Company reduced the amount of acquired goodwill recognized by $1.2 million from the amount reported at September 30, 2015 due to an increase in the estimated fair value associated with inventories.

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 3. Acquisitions (Continued)

December 31, 2015
Assets Acquired
Cash and cash equivalents	$4.8
Accounts receivable	13.7
Inventories	27.5
Deferred income taxes	2.3
Prepaid and other current assets	3.6
Property, plant and equipment	68.9
Non-amortizable intangible assets	1.3
Amortizable intangible assets	25.6
Acquired goodwill	25.5

Total assets acquired	173.2

Liabilities Assumed
Accounts payable	8.0
Accrued expenses	5.6
Deferred income taxes	24.1
Noncurrent employee benefits	9.1
Other noncurrent obligations	3.1

Total liabilities assumed	49.9

Net assets acquired	$123.3

The Company estimated the fair value of the assets and liabilities acquired in accordance with ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820"). The fair value of amortizable and non-amortizable intangible assets was estimated by applying a royalty rate to projected revenue, net of tax impacts and adjusted for present value considerations. The Company estimated the fair value of acquired property, plant and equipment using a combination of cost and market approaches. In general, the fair value of other acquired assets and liabilities was estimated using the cost basis of FiberMark.

The excess of the purchase price over the estimated fair value of the tangible net assets and identifiable intangible assets acquired was recorded as acquired goodwill. The factors contributing to the amount of goodwill recognized are based on several strategic and synergistic benefits that are expected to be realized from the acquisition of FiberMark. These benefits include entry into profitable new markets for premium packaging, performance materials and specialty papers with new capabilities and recognized brands, synergies from combining the business with Neenah's existing infrastructure, and the opportunity to accelerate sales growth in areas like premium packaging. None of the goodwill recognized as part of the FiberMark acquisition will be deductible for income tax purposes. However, the Company did acquire all of the tax attributes associated with the FiberMark assets and liabilities, including an insignificant amount of tax deductible goodwill. Approximately $18.9 million, $6.2 million and $0.4 million of the goodwill acquired in the FiberMark acquisition is allocated to the Technical Products, Fine Paper and Packaging and Other segments, respectively. For the year ended December 31, 2015, approximately 30 percent, 40 percent and 30 percent of the results of FiberMark are reported in the Technical Products, Fine Paper and Packaging, and Other segments, respectively.

For the year ended December 31, 2015, the Company incurred $5.3 million of acquisition and integration costs. For the year ended December 31, 2015, net sales and income from operations before income taxes for the acquired businesses were $58.1 million and $1.5 million (excluding the acquisition related costs described above), respectively.

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 3. Acquisitions (Continued)

The following selected unaudited pro forma consolidated statements of operations data for the years ended December 31, 2015 and 2014 was prepared as though the FiberMark acquisition had occurred on January 1, 2014. The information does not reflect future events that may occur after December 31, 2015 or any operating efficiencies or inefficiencies that may result from the FiberMark acquisition. Therefore, the information is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented or the results that the Company will experience going forward.

	Year Ended December 31,
	2015	2014
Net sales	$984.0	$1,003.8
Operating income	103.7	95.6
Income from continuing operations	61.7	72.8
Income (loss) from discontinued operations	(9.4)	0.7
Net income	52.3	73.5
Earnings (Loss) Per Common Share
Basic
Continuing operations	$3.65	$4.34
Discontinued Operations	(0.56)	0.04

	$3.09	$4.38

Diluted
Continuing operations	$3.60	$4.27
Discontinued Operations	(0.55)	0.04

	$3.05	$4.31

Acquisition of Crane Technical Materials

On July 1, 2014, the Company purchased all of the outstanding equity of the Crane Technical Materials business for approximately $72 million. The acquired business provides performance-oriented wet laid nonwoven media for filtration end markets as well as environmental, energy and industrial uses. The results of this business are reported in the Technical Products segment from the date of acquisition.

The Company accounted for the transaction using the acquisition method in accordance with ASC Topic 805. The allocation of the purchase price is based on estimates of the fair value of assets acquired and liabilities assumed as of July 1, 2014. The Company did not identify any material unrecorded pre-acquisition contingencies. The Company did not acquire any in-process research and development assets as part of the acquisition.

The excess of the purchase price over the estimated fair value of the tangible net assets and identifiable intangible assets acquired was recorded as acquired goodwill. The factors contributing to the amount of goodwill recognized are based on several long-term strategic benefits that are expected to be realized from the acquisition of the technical materials business. These benefits include entry into growing and profitable global markets for water filtration, environmental/emissions control, and energy management with defensible technologies and brands, and the opportunity to accelerate sales growth through synergies with the Company's existing European-based filtration business. In addition, the acquisition of brands and complementary offerings facilitates the Company's expansion into non-woven product lines containing fiberglass, polymer fibers and carbon fibers. Substantially all of the acquired goodwill will be deductible for income tax purposes and is entirely allocated to the Technical Products segment.

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 3. Acquisitions (Continued)

For the year ended December 31, 2014, the Company incurred $1.0 million of acquisition-related integration costs. In addition, the Company incurred approximately $1.1 in capital costs for IT systems and infrastructure projects. For the year ended December 31, 2014, net sales and income from operations before income taxes for the acquired technical materials business were $24.1 million and $3.1 million (excluding the acquisition related integration costs described above), respectively.

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

	Year Ended December 31,
	2014	2013
Net sales	$862.3	$826.5
Operating income	89.2	83.2
Income from continuing operations	69.6	48.9
Income from discontinued operations	0.7	3.5
Net income	70.3	52.4
Earnings Per Common Share
Basic
Continuing operations	$4.15	$2.99
Discontinued Operations	0.04	0.21

	$4.19	$3.20

Diluted
Continuing operations	$4.08	$2.93
Discontinued Operations	0.04	0.21

	$4.12	$3.14

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

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 4. Goodwill and Other Intangible Assets

The following table presents the carrying value of goodwill by business segment at December 31, 2015, 2014 and 2013 and changes in the carrying value of goodwill for the years ended December 31, 2015 and 2014.

	Technical Products			Fine Paper and Packaging	Other
	Gross Amount	Accumulated Impairment Losses			Gross Amount
			Net	Gross Amount		Net
Balance at December 31, 2013	$98.9	$(57.0)	$41.9	$—	$—	$41.9
Goodwill acquired in acquisition of the technical materials business	13.5	—	13.5	—	—	13.5
Foreign currency translation	(11.6)	6.7	(4.9)	—	—	(4.9)

Balance at December 31, 2014 (1)	100.8	(50.3)	50.5	—	—	50.5
Goodwill acquired in the Fibermark Acquisition	18.9	—	18.9	6.2	0.4	25.5
Foreign currency translation	(9.0)	5.2	(3.8)	—	—	(3.8)

Balance at December 31, 2015	$110.7	$(45.1)	$65.6	$6.2	$0.4	$72.2

(1)
As of December 31, 2014, $1.0 million of goodwill allocated to the Lahnstein Mill was classified as Assets Held for Sale on the Consolidated Balance Sheet.

Impairment

As of December 31, 2015 and 2014, there was no impairment in the carrying value of goodwill.

Other Intangible Assets

As of December 31, 2015, the Company had net identifiable intangible assets of $79.1 million. All such intangible assets were acquired in the acquisitions of Neenah Germany, Fox River, FiberMark and the technical materials business; and the acquisition of the Wausau and Southworth brands. The following table details amounts related to those assets.

	December 31, 2015		December 31, 2014 (1)
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets
Customer based intangibles	$35.5	$(9.2)	$22.7	$(8.1)
Trade names and trademarks	4.4	(1.8)	1.5	(1.3)
Acquired technology	16.0	(1.4)	7.5	(1.0)

Total amortizable intangible assets	55.9	(12.4)	31.7	(10.4)
Trade names	35.6		35.3

Total	$91.5	$(12.4)	$67.0	$(10.4)

(1)
As of December 31, 2014, $2.3 million of intangible assets allocated to the Lahnstein Mill were classified as Assets Held for Sale on the Consolidated Balance Sheet.

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 4. Goodwill and Other Intangible Assets (Continued)

The following table presents intangible assets acquired in conjunction with the FiberMark acquisition:

	Intangibles	Estimated Useful Lives (Years)
Intangible assets — definite lived
Trade names and trademarks	$2.3	15
Customer based intangibles	14.1	15
Acquired technology	8.7	13

Total	25.1
Non-amortizable trade names	1.8

Total intangible assets	$26.9

As of December 31, 2015, $49.8 million, $28.3 million and $1.0 million of such intangible assets are reported within the Technical Products, Fine Paper and Packaging and Other segments, respectively. See Note 13, "Business Segment and Geographic Information." Aggregate amortization expense of acquired intangible assets for the years ended December 31, 2015, 2014 and 2013 was $2.9 million, $2.3 million and $1.9 million, respectively and was reported in Cost of Products Sold on the Consolidated Statement of Operations. Estimated amortization expense for the years ended December 31, 2016, 2017, 2018, 2019 and 2020 is $3.9 million, $3.6 million, $3.6 million, $3.6 million and $3.6 million, respectively.

Note 5. Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Income tax expense represented 32.7 percent, 9.9 percent and 32.3 percent of income from continuing operations before income taxes for the years ended December 31, 2015, 2014 and 2013, respectively. The following table presents the principal reasons for the difference between the Company's effective income tax rate and the U.S. federal statutory income tax rate:

	Year Ended December 31,
	2015	2015	2014	2014	2013	2013
U.S. federal statutory income tax rate	35.0%	$31.5	35.0%	$26.4	35.0%	$25.1
U.S. state income taxes, net of federal income tax benefit	2.1%	1.9	2.1%	1.6	2.4%	1.7
Tax on foreign dividends	3.6%	3.2	3.0%	2.3	2.8%	2.0
Foreign tax rate differences (a)	(2.2)%	(2.0)	(2.8)%	(2.1)	(2.4)%	(1.7)
Foreign financing structure (b)	(1.3)%	(1.2)	(2.5)%	(1.9)	(3.3)%	(2.4)
Research and development and other tax credits (c)(d)	(3.9)%	(3.5)	(31.9)%	(24.1)	(3.1)%	(2.2)
Domestic production activities deduction	(2.2)%	(2.0)	—	—	—	—
Uncertain income tax positions	1.3%	1.2	6.5%	4.9	1.3%	0.9
Other differences — net	0.3%	0.3	0.5%	0.4	(0.4)%	(0.3)

Effective income tax rate	32.7%	$29.4	9.9%	$7.5	32.3%	$23.1

(a)
Represents the impact on the Company's effective tax rate due to changes in the mix of earnings among taxing jurisdictions with differing statutory rates.
(b)
Represents the impact on the Company's effective tax rate of the Company's financing strategies.
(c)
For 2015, the Company recognized a $1.4 million benefit related to research and development ("R&D") tax credits of FiberMark for the period 2012 through July 2015. For 2014, following an extensive study of the Company's R&D activities for the years 2005 through 2013 and a change in methodology, the Company recognized a $21.9 million net benefit related to R&D tax credits.
(d)
In 2015, this benefit is shown net of a valuation allowance of $2.9 million.

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

The following table presents the U.S. and foreign components of income from continuing operations before income taxes:

	Year Ended December 31,
	2015	2014	2013
Income from continuing operations before income taxes:
U.S.	$62.2	$46.5	$48.0
Foreign	27.7	29.0	23.6

Total	$89.9	$75.5	$71.6

The following table presents the components of the provision (benefit) for income taxes:

	Year Ended December 31,
	2015	2014	2013
Provision (benefit) for income taxes:
Current:
Federal	$12.7	$0.5	$(0.5)
State	1.3	—	0.3
Foreign	5.1	3.4	5.8

Total current tax provision	19.1	3.9	5.6

Deferred:
Federal	7.7	6.9	18.4
State	2.3	(5.9)	—
Foreign	0.3	2.6	(0.9)

Total deferred tax provision	10.3	3.6	17.5

Total provision for income taxes	$29.4	$7.5	$23.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 5. Income Taxes (Continued)

The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The components of deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
Net deferred income tax assets
Employee benefits	$27.8	$21.7
Research and development tax credits	20.9	26.1
Net operating losses and credits	10.7	12.9
Accrued liabilities	2.9	2.5
Inventories	1.3	0.9
Accelerated depreciation	(34.8)	(18.6)
Intangibles	(10.2)	—
Other	1.4	0.2

Net deferred income tax assets	$20.0	$45.7

Net deferred income tax liabilities
Accelerated depreciation	$12.8	$16.0
Intangibles	3.5	3.5
Employee benefits	(3.9)	(8.1)
Interest limitation	(0.5)	(1.1)
Net operating losses	(0.1)	(0.2)
Other	—	(0.2)

Net deferred income tax liabilities	$11.8	$9.9

The net deferred tax assets relate to U.S. federal and state jurisdictions and the net deferred tax liabilities relate to operations of Germany and the U.K.

As of December 31, 2015, we had $78.1 million of state NOLs which may be used to offset state taxable income. Our financial statements reflect a related deferred tax asset of approximately 2.5 million, net of uncertain tax positions and valuation allowance. If not used, substantially all of the NOLs will expire in various amounts between 2016 and 2035. As of December 31, 2015, the Company had $30.2 million of U.S. federal and state R&D credits which, if not used, will expire between 2027 and 2035 for the U.S. federal R&D credits and between 2017 and 2030 for the state R&D credits. The Company also has pre-acquisition and recognized built-in loss carryovers of $11.0 million. In addition, the Company has $3.5 million of Alternative Minimum Tax Credit carryovers, which can be carried forward indefinitely.

As of December 31, 2015, the Company had a valuation allowance of $2.9 million against its state R&D credits and $0.1 million against its state NOLs, which are shown net in the above table. As of December 31, 2014, the Company had no valuation allowances. In determining the need for a valuation allowance, the Company considers many factors, including specific taxing jurisdictions, sources of taxable income, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance is recognized if, based on the weight of available evidence, the Company concludes that it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

As of December 31, 2015 and 2014, the Company had no undistributed earnings of foreign subsidiaries.

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 5. Income Taxes (Continued)

The following is a tabular reconciliation of the total amounts of uncertain tax positions as of and for the years ended December 31, 2015, 2014 and 2013:

	For the Years Ended December 31,
	2015	2014	2013
Balance at January 1,	$7.0	$4.3	$4.8
Increases in prior period tax positions	0.5	—	0.2
Decreases in prior period tax positions	—	(2.2)	(0.8)
Increases in current period tax positions	5.5	5.3	1.3
Decreases due to settlements with tax authorities	—	(0.2)	(1.3)
Increase (decrease) from foreign exchange rate changes	(0.1)	(0.2)	0.1

Balance at December 31,	$12.9	$7.0	$4.3

In conjunction with the FiberMark Acquisition, the Company identified various uncertain tax positions totaling $4.7 million. Such amount was reflected in the purchase price allocation as $3.7 million of goodwill and $1.0 million of other current assets. The remaining $1.3 million of 2015 increases in uncertain tax positions related to R&D Tax Credits for which the tax benefit and the effects of the uncertain tax position were recognized in the 2015 tax provision.

If recognized, $11.4 million of the benefit for uncertain tax positions at December 31, 2015 would favorably affect the Company's effective tax rate in future periods. The Company does not expect that the expiration of the statute of limitations or the settlement of audits in the next 12 months will result in liabilities for uncertain income tax positions that are materially different than the amounts that were accrued as of December 31, 2015.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. The Company is no longer subject to U.S. federal examination for years before 2008 and state and local examinations for years before 2007 and non-U.S. income tax examinations for years before 2012.

The Company recognizes accrued interest and penalties related to uncertain income tax positions in the Provision for income taxes on the consolidated statements of operations. As of December 31, 2015 and 2014, the Company had $0.4 million and less than $0.1 million, respectively, accrued for interest and penalties related to uncertain income tax positions.

Note 6. Debt

Long-term debt consisted of the following:

	December 31,
	2015	2014
2021 Senior Notes (5.25% fixed rate) due May 2021	$175.0	$175.0
Global Revolving Credit Facilities (variable rates) due December 2019	51.1	48.7
Second German Loan Agreement (2.45% fixed rate) due in 32 equal quarterly installments ending September 2022	8.3	10.6
Deferred financing costs	(5.0)	(6.1)

Total Debt	229.4	228.2
Less: Debt payable within one year	1.2	1.4

Long-term debt	$228.2	$226.8

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

The 2021 Senior Notes rank equally in right of payment with all the Company's existing and future senior unsecured indebtedness. The guarantees of the 2021 Senior Notes are senior unsecured obligations of the Guarantors and rank equally in right of payment with all existing and future senior unsecured indebtedness of the Guarantors. The 2021 Senior Notes and the guarantees of the 2021 Senior Notes are effectively subordinated to the Company's and the Guarantors' existing and future secured indebtedness (to the extent of the value of the collateral) and are structurally subordinated to all indebtedness and other obligations of the Company's subsidiaries that do not guarantee the 2021 Senior Notes, including the trade creditors of such non-guarantor subsidiaries.

The 2021 Senior Notes contain terms, covenants and events of default with which the Company must comply, which the Company believes are ordinary and standard for notes of this nature. Among other things, the 2021 Senior Notes contain covenants restricting our ability to incur certain additional debt, make specified restricted payments, pay dividends, authorize or issue capital stock, enter into transactions with our affiliates, consolidate or merge with or acquire another business, sell certain of our assets or liquidate, dissolve or wind-up the Company. As of December 31, 2015, the Company was in compliance with all terms of the indenture for the 2021 Senior Notes.

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

The Third Amended Credit Agreement, among other things: (1) increased the maximum principal amount of the existing credit facility for the Domestic Borrowers to $125 million (the "U.S. Revolving Credit Facility"); (2) established a secured, multicurrency, revolving credit facility for the German Borrowers in the maximum principal amount of $75 million (the "German Revolving Credit Facility," and together with the U.S. Revolving Credit Facility, the "Global Revolving Credit Facilities"); (3) caused the Company and the other Domestic Borrowers to guarantee, among other things, the obligations of the German Borrowers arising under the German Revolving Credit Facility; (4) provides for the Global Revolving Credit Facilities to mature on December 18, 2019; and (5) provides for an accordion feature permitting one or more increases in the Global Revolving Credit Facilities in an aggregate principal amount not exceeding $50 million, such that the aggregate commitments under the Global Revolving Credit Facilities do not exceed $250 million. In addition, the Domestic Borrowers may request letters of credit under the U.S. Revolving Credit Facility in an aggregate face amount not to exceed $20 million outstanding at any time, and the German Borrowers may request letters of credit under the German Revolving Credit Facility in an aggregate face amount not to exceed $2 million outstanding at any time.

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

The consolidated statements of cash flows present borrowings and repayments under the Global Revolving Credit Facilities and the predecessor revolving bank credit facility using a gross approach. This approach presents not only discrete borrowings for transactions such as a business acquisition, but also reflects all borrowings and repayments that occur as part of daily management of cash receipts and disbursements. For the year ended December 31, 2015, $38.0 million was borrowed in conjunction with the FiberMark Acquisition and the remaining $113.6 million included borrowings for daily cash management. For the year ended December 31, 2014, all of the borrowings related to daily cash management. For the year ended December 31, 2013, $175.0 million was borrowed under the 2021 Senior Notes, $11.9 million was borrowed under the Second German Loan Agreement (discussed below), $7.0 million was borrowed under the revolving bank credit facility for the Southworth acquisition and the remaining $24.9 million borrowed under the revolving bank credit facility related to daily cash management activities.

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

Terms, Covenants and Events of Default. In general, borrowings under the Global Revolving Credit Facilities will bear interest at LIBOR (which cannot be less than zero percent) plus an applicable margin ranging from 1.50% to 2.00%, depending on the amount of availability under the Third Amended Credit Agreement. In addition, the Company may elect an Alternate Borrowing Rate ("ABR") for borrowings under the Global Revolving Credit Facilities. ABR borrowings under the Global Revolving Credit Facilities will bear interest at the highest interest rate shown in the following table:

Applicable Margin
	U.S. Revolving Credit Facility	German Revolving Credit Facility
Prime rate	0.00%-0.50%	Not applicable
Federal funds rate +0.50%	0.00%-0.50%	Not applicable
Monthly LIBOR (which cannot be less than zero percent) +1.00%	0.00%-0.50%	Not applicable
Overnight LIBOR (which cannot be less than zero percent)	Not applicable	1.50%-2.00%

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 6. Debt (Continued)

The Company is also required to pay a monthly commitment fee on the unused amounts available under the Global Revolving Credit Facilities at a per annum rate of 0.25%.

If aggregate availability under the Global Revolving Credit Facilities is less than the greater of (i) $20 million and (ii) 10% of the maximum aggregate commitments under the Global Revolving Credit Facilities as then in effect, the Company is required to comply with a fixed charge coverage ratio (as defined in the Third Amended Credit Agreement) of not less than 1.1 to 1.0 for the preceding four-quarter period, tested as of the end of each quarter. Such compliance, once required, would no longer be necessary once (x) aggregate availability under the Global Revolving Credit Facilities exceeds the greater of (i) 17.5% of the aggregate commitment for the Global Revolving Credit Facilities and (ii) $35 million for 60 consecutive days and (y) no default or event of default has occurred and is continuing during such 60-day period. As of December 31, 2015, aggregate availability under the Global Revolving Credit Facilities exceeded the minimum required amount, and the Company is not required to comply with such fixed charge coverage ratio.

The Third Amended Credit Agreement contains covenants, which the Company believes are ordinary and standard for agreements of this nature, with which the Company and its subsidiaries must comply during the term of the agreement. Among other things, such covenants restrict the ability of the Company and its subsidiaries to incur certain debt, incur or create certain liens, make specified restricted payments, authorize or issue capital stock, enter into transactions with their affiliates, consolidate, merge with or acquire another business, sell certain of their assets, or dissolve or wind up. In addition, if the aggregate availability under the Global Revolving Credit Facilities is less than the greater of (i) $25 million and (ii) 12.5% of the maximum aggregate commitments under the Global Revolving Credit Facilities as then in effect, the Company will be subject to increased reporting obligations and controls until such time as availability is more than the greater of (a) $35 million and (b) 17.5% of the maximum aggregate commitments under the Global Revolving Credit Facilities as then in effect.

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

Availability under the Global Revolving Credit Facilities varies over time depending on the value of the Company's inventory, receivables and various capital assets. As of December 31, 2015, the Company had $51.1 million of borrowings and $2.8 million in letters of credit outstanding under the Global Revolving Credit Facilities and $122.9 million of available credit (based on exchanges rates at December 31, 2015). As of December 31, 2015 and 2014, the weighted-average interest rate on outstanding Revolver borrowings was 1.8 percent per annum.

The Company's ability to pay cash dividends on its common stock is limited under the terms of both the Third Amended Credit Agreement and the 2021 Senior Notes. As of December 31, 2015, the Company's ability to pay cash dividends on its common stock under the most restrictive terms of its debt agreements was limited to a total of $25 million in a 12-month period. However, the Company can pay dividends in excess of $25 million in a 12-month period by utilizing "restricted payment baskets" as defined in the indenture for the 2021 Senior Notes and the Third Amended Credit Agreement.

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 6. Debt (Continued)

Other Debt

In January 2013, Neenah Germany entered into a project financing agreement for the construction of a melt blown machine (the "Second German Loan Agreement"). The agreement provides for €9.0 million of construction financing which is secured by the melt blown machine. The loan matures in September 2022 and principal is repaid in equal quarterly installments beginning in December 2014. The interest rate on amounts outstanding is 2.45% based on actual days elapsed in a 360-day year and is payable quarterly. At December 31, 2015, €7.6 million ($8.3 million, based on exchange rates at December 31, 2015) was outstanding under the Second German Loan Agreement.

Principal Payments

The following table presents the Company's required debt payments:

	2016	2017	2018	2019	2020	Thereafter	Total
Debt payments	$1.2	$1.3	$1.2	$52.3	$1.2	$177.2	$234.4

Note 7. Pension and Other Postretirement Benefits

Pension Plans

Except as described below for FiberMark, substantially all active employees of the Company's U.S. operations participate in defined benefit pension plans and/or defined contribution retirement plans. Neenah Germany has defined benefit plans designed to provide a monthly pension upon retirement for substantially all its employees in Germany. In addition, the Company maintains a SERP which is a non-qualified defined benefit plan. The Company provides benefits under the SERP to the extent necessary to fulfill the intent of its defined benefit retirement plans without regard to the limitations set by the Internal Revenue Code on qualified defined benefit plans.

During 2014, the Company offered a one-time lump sum payout option to all eligible U.S. participants in the Neenah Paper Pension Plan with a deferred vested pension benefit (the participant had a vested pension benefit but was no longer an employee of the Company). For the year ended December 31, 2014, approximately 425 individuals elected to receive their pension benefit as a lump-sum payment and the Company paid a total of $14.0 million in lump-sum payments. For the years ended December 31, 2014 and 2013, benefit payments under certain post-retirement benefit plans exceeded the sum of expected service cost and interest costs for these plans for the respective calendar years. In accordance with ASC Topic 715, Compensation — Retirement Benefits ("ASC Topic 715"), for the years ended December 31, 2014 and 2013, the Company measured the liabilities of the post-retirement benefit plans and recognized settlement losses of $3.5 million and $0.2 million, respectively.

The Company's funding policy for its U.S. qualified defined benefit plan and its U.K. defined benefit plan is to contribute assets to fully fund the projected benefit obligation. Subject to regulatory and tax deductibility limits, any funding shortfall is to be eliminated over a reasonable number of years. Nonqualified plans providing pension benefits in excess of limitations imposed by taxing authorities are not funded. There is no legal or governmental obligation to fund Neenah Germany's benefit plans and as such the Neenah Germany defined benefit plans are currently unfunded. As of December 31, 2015, Neenah Germany had investments of $2.0 million that were restricted to the payment of certain post-retirement employee benefits. As of December 31, 2015, $0.7 million and $1.3 million of such investments are classified as prepaid and other current assets and other assets, respectively, on the consolidated balance sheet.

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

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 7. Pension and Other Postretirement Benefits (Continued)

FiberMark

Defined benefit plans

FiberMark has a qualified defined benefit plan covering certain U.S. employees. During 2009, FiberMark fully froze this plan so that additional benefits cannot be earned as a result of additional years of service or increases in annual earnings. Plan assets are principally invested in equity, government and corporate debt securities and fixed income mutual funds. FiberMark has a defined benefit plan covering all United Kingdom "U.K." employees, which is designed to provide a monthly pension upon retirement. This plan was fully frozen during 2011 and plan assets are primarily invested in equity mutual funds.

Multi-Employer plan

The hourly employees of the Lowville, New York facility are covered by a multi-employer defined benefit plan. The Company's expense under this plan was less than $0.1 million for the year ended December 31, 2015. The Company contributes to the multi-employer pension plan under a collective bargaining agreement which provides retirement benefits for certain union employees. The risks of participating in a multi-employer plan are different from single employer plans as assets contributed are available to provide benefits to employees of other employers and unfunded obligations from an employer that discontinues contributions are the responsibility of all remaining employers. In addition, in the event of a plan's termination or the Company's withdrawal from the plan, the Company may be liable for a portion of the plan's unfunded vested benefits. The Company does not anticipate withdrawing from the plan, nor is it aware of any expected plan terminations.

The most recent Pension Protection Act zone status available is for the plan's year-end at December 31, 2014. The zone status in the following table is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. Information for the multi-employer pension plan in which the Company participates is shown in the table below. The "FIP/RP Status Pending/Implemented" column indicates a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented for the plan. For the year ended December 31, 2014, FiberMark's contributions to the plan were less than 5% of total plan contributions.

  Expiration

Pension Fund	EIN/Pension Plan Number	Pension Zone Status 2014	FIP/RP Status Pending or Implemented	Contributions 2015	Surcharge Imposed	Date of Collective Bargaining Agreement
PACE Industry Union Management Pension Fund	11-6166763	Red	Implemented	$0.1 million	Yes	11/9/16

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

The Company's obligations for postretirement benefits other than pensions are measured annually as of December 31. At December 31, 2015, the assumed inflationary health care cost trend rates used to determine obligations at December 31, 2015 and costs for the year ended December 31, 2016 is 7.3 percent gradually decreasing to an ultimate rate of 4.5 percent in 2037. The assumed inflationary health care cost trend rates used to determine obligations at December 31, 2014 and costs for the year ended December 31, 2015 were 7.3 percent gradually decreasing to an ultimate rate of 4.5 percent in 2027.

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 7. Pension and Other Postretirement Benefits (Continued)

The following table reconciles the benefit obligations, plan assets, funded status and net liability information of the Company's pension and other postretirement benefit plans.

	Pension Benefits		Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2015	2014	2015	2014
Change in Benefit Obligation:
Benefit obligation at beginning of year	$330.2	$300.9	$40.7	$41.1
Service cost	5.5	5.0	1.7	1.7
Interest cost	13.8	14.5	1.6	1.9
Currency	(4.0)	(4.1)	(0.5)	(0.5)
Actuarial (gain) loss	(18.8)	41.6	1.5	0.4
Benefit payments from plans	(14.9)	(13.8)	(4.0)	(3.9)
Settlement payments	—	(14.0)	—	—
Net transfer in/(out) (1)	48.3	0.1	(0.5)	—

Benefit obligation at end of year	$360.1	$330.2	$40.5	$40.7

Change in Plan Assets:
Fair value of plan assets at beginning of year	$288.3	$261.3	$—	$—
Actual gain on plan assets	(6.0)	28.6	—	—
Employer contributions	1.0	24.5	—	—
Currency	(0.5)	—	—	—
Benefit payments	(13.6)	(12.1)	—	—
Settlement payments	—	(14.0)	—	—
Net transfers in (1)	39.1	—	—	—

Fair value of plan assets at end of year	$308.3	$288.3	$—	$—

Reconciliation of Funded Status
Fair value of plan assets	$308.3	$288.3	$—	$—
Projected benefit obligation	360.1	330.2	40.5	40.7

Net liability recognized in statement of financial position	$(51.8)	$(41.9)	$(40.5)	$(40.7)

Amounts recognized in statement of financial position consist of:
Current liabilities	$(1.5)	$(1.7)	$(3.8)	$(3.6)
Noncurrent liabilities	(50.3)	(40.2)	(36.7)	(37.1)

Net amount recognized	$(51.8)	$(41.9)	$(40.5)	$(40.7)

(1)
For the year ended December 31, 2015, the Company acquired $48.3 million and $39.1 million of pension liabilities and assets, respectively, in conjunction with the FiberMark Acquisition.

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 7. Pension and Other Postretirement Benefits (Continued)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Postretirement Benefits Other than Pensions
	December 31,
	2015	2014	2015	2014
Accumulated actuarial loss	$84.1	$91.2	$5.8	$4.7
Prior service cost	1.2	1.5	(0.5)	(0.7)

Total recognized in accumulated other comprehensive income	$85.3	$92.7	$5.3	$4.0

Summary disaggregated information about the pension plans follows:

	December 31,
	Assets Exceed ABO		ABO Exceed Assets		Total
	2015	2014	2015	2014	2015	2014
Projected benefit obligation	$280.1	$290.4	$80.0	$39.8	$360.1	$330.2
Accumulated benefit obligation	269.1	274.1	79.8	39.6	348.9	313.7
Fair value of plan assets	270.4	288.3	37.9	—	308.3	288.3

Components of Net Periodic Benefit Cost

	Pension Benefits			Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2015	2014	2013	2015	2014	2013
Service cost	$5.5	$5.0	$5.0	$1.7	$1.7	$1.8
Interest cost	13.8	14.5	12.8	1.6	1.9	1.8
Expected return on plan assets (a)	(19.3)	(16.7)	(17.1)	—	—	—
Recognized net actuarial loss	6.3	4.2	5.7	0.3	0.4	0.7
Amortization of prior service cost (credit)	0.2	0.3	0.3	(0.2)	(0.2)	(0.1)
Amount of settlement loss recognized	—	3.5	0.2	—	—	—

Net periodic benefit cost (credit)	6.5	10.8	6.9	3.4	3.8	4.2
Amounts related to discontinued operations	(14.9)	1.0	1.0	—	—	—

Net periodic benefit cost	$(8.4)	$11.8	$7.9	$3.4	$3.8	$4.2

(a)
The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 7. Pension and Other Postretirement Benefits (Continued)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income

	Pension Benefits			Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2015	2014	2013	2015	2014	2013
Net periodic benefit expense	$(8.4)	$11.8	$7.9	$3.4	$3.8	$4.2

Accumulated actuarial gain (loss)	(7.1)	26.4	(16.4)	1.1	—	(5.1)
Prior service cost (credit)	(0.3)	(0.3)	0.2	0.2	0.2	(1.3)

Total recognized in other comprehensive income	(7.4)	26.1	(16.2)	1.3	0.2	(6.4)

Total recognized in net periodic benefit cost and other comprehensive income	$(15.8)	$37.9	$(8.3)	$4.7	$4.0	$(2.2)

The estimated net actuarial loss and prior service cost for the defined benefit pension plans expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $6.6 million and $0.2 million, respectively. The estimated net actuarial loss and prior service (credit) for postretirement benefits other than pensions expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.3 million and $(0.2) million, respectively.

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31

	Pension Benefits		Postretirement Benefits Other than Pensions
	2015	2014	2015	2014
Discount rate	4.54%	3.91%	4.07%	4.05%
Rate of compensation increase	2.18%	2.92%	—	—

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31

	Pension Benefits			Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2015	2014	2013	2015	2014	2013
Discount rate	3.91%	4.88%	4.19%	4.05%	4.84%	4.12%
Expected long-term return on plan assets	6.50%	6.50%	7.00%	—	—	—
Rate of compensation increase	2.92%	2.96%	2.96%	—	—	—

Expected Long-Term Rate of Return and Investment Strategies

The expected long-term rate of return on pension fund assets held by the Company's pension trusts was determined based on several factors, including input from pension investment consultants and projected long-term returns of broad equity and bond indices. Also considered were the plans' historical 10-year and 15-year compounded annual returns. It is anticipated that, on average, actively managed U.S. pension plan assets will generate annual long-term rates of return of at least 6.50 percent. The expected long-term rate of return on the assets in the plans was based on an asset allocation assumption of approximately 35 percent with equity managers, with expected long-term rates of return of approximately 8 to10 percent, and 65 percent with fixed income managers, with an expected long-term rate of return of about 4 to 6 percent. The actual asset allocation is regularly reviewed and periodically rebalanced to the targeted allocation when considered appropriate.

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 7. Pension and Other Postretirement Benefits (Continued)

Plan Assets

Pension plan asset allocations are as follows:

	Percentage of Plan Assets At December 31,
	2015	2014	2013
Asset Category
Equity securities	34%	35%	35%
Debt securities	64%	65%	64%
Cash and money-market funds	2%	—%	1%

Total	100%	100%	100%

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

As of December 31, 2015, no company or group of companies in a single industry represented more than five percent of plan assets.

The Company's investment assumptions are established by an investment committee composed of members of senior management and are validated periodically against actual investment returns. As of December 31, 2015, the Company's investment assumptions are as follows:

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

For the years ended December 31, 2015, 2014 and 2013, no plan assets were invested in the Company's securities.

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 7. Pension and Other Postretirement Benefits (Continued)

Cash Flows

At December 31, 2015, the Company expects to make aggregate contributions to qualified pension trusts and payments of pension benefits for unfunded pension plans in 2016 of approximately $11.3 million (based on exchange rates at December 31, 2015).

Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Plans	Postretirement Benefits Other than Pensions
2016	$17.5	$3.8
2017	19.4	3.5
2018	19.2	3.9
2019	21.9	4.2
2020	20.2	4.3
Years 2021-2025	113.6	18.6

Health Care Cost Trends

Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage- Point
	Increase	Decrease
Effect on total of service and interest cost components	$—	$—
Effect on post-retirement benefit other than pension obligation	0.3	(0.3)

Defined Contribution Retirement Plans

Company contributions to defined contribution retirement plans are primarily based on the age and compensation of covered employees. Contributions to these plans, all of which were charged to expense, were $2.5 million in 2015 and $1.9 million in 2014 and 2013. In addition, the Company maintains a supplemental retirement contribution plan (the "SRCP") which is a non-qualified, unfunded defined contribution plan. The Company provides benefits under the SRCP to the extent necessary to fulfill the intent of its defined contribution retirement plans without regard to the limitations set by the Internal Revenue Code on qualified defined contribution plans. For the years ended December 31, 2015, 2014 and 2013, the Company recognized expense related to the SRCP of $0.2 million, $0.1 million and $0.3 million, respectively.

FiberMark has several qualified defined contribution plans covering certain hourly and salaried employees. The plans permit employee salary deferrals, with the Company match ranging from 0% to 3% of salary, depending on the plan and the level of employee deferral.

Investment Plans

The Company provides voluntary contribution investment plans to substantially all North American employees. Under the plans, the Company matches a portion of employee contributions. For the years ended December 31, 2015, 2014 and 2013, costs charged to expense for company matching contributions under these plans were $2.7 million, $1.9 million and $1.8 million, respectively.

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

At the 2013 Annual Meeting of Stockholders, the Company's stockholders approved an amendment and restatement of the 2004 Omnibus Plan (as amended and restated the "2013 Omnibus Plan"). The amendment and restatement authorized the Company to reserve an additional 1,577,000 shares of Common Stock for future issuance. As of December 31, 2015, the Company had 1,240,000 shares of Common Stock reserved for future issuance under the 2013 Omnibus Plan. As of December 31, 2015, the number of shares available for future issuance was reduced by approximately 10,000 shares for outstanding SARs where the closing market price for the Company's common stock was greater than the exercise price of the SAR. The Company accounts for stock-based compensation pursuant to the fair value recognition provisions of ASC Topic 718, Compensation — Stock Compensation ("ASC Topic 718").

Valuation and Expense Information Under ASC Topic 718

Substantially all stock-based compensation expense has been recorded in selling, general and administrative expenses. The following table summarizes stock-based compensation costs and related income tax benefits.

	Year Ended December 31,
	2015	2014	2013
Stock-based compensation expense	$6.5	$6.0	$4.9
Income tax benefit	(2.5)	(2.3)	(1.9)

Stock-based compensation, net of income tax benefit	$4.0	$3.7	$3.0

The following table summarizes total compensation costs related to the Company's equity awards and amounts recognized in the year ended December 31, 2015.

	Stock Options	Performance Shares and RSUs
Unrecognized compensation cost — December 31, 2014	$1.1	$2.2
Grant date fair value current year grants	1.4	4.3
Change in estimate of shares to be forfeited	—	(0.1)
Compensation expense recognized	(1.7)	(4.8)

Unrecognized compensation cost — December 31, 2015	$0.8	$1.6

Expected amortization period (in years)	1.8	1.7

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 8. Stock Compensation Plans (Continued)

Stock Options/SARs

In August 2014, the Compensation Committee of the Board of Directors approved the conversion of approximately 545,000 outstanding non-qualified stock options held by U.S. employees and U.S. non-employee directors to an equal number of SARs. Upon exercise, the holder of an SAR will receive common shares equal to the number of SARs exercised multiplied by a fraction where the numerator is equal to the market price at the time of exercise minus the exercise price of the SAR and the denominator is equal to the market price at the time of exercise. The SARs can only be settled for shares of Common Stock and the Company will not receive any cash proceeds upon exercise. All other contractual terms of the SARs are unchanged from those of the converted non-qualified stock options. At the date of conversion the fair value of the SARs was equal to the fair value of the stock options exchanged. As a result, the Company did not recognize any additional compensation expense due to the conversion.

The following tables present information regarding stock options awarded during the years ended December 31, 2015, 2014 and 2013.

	2015	2014	2013
Nonqualified stock options granted	87,930	95,670	111,150
Per share weighted average exercise price	$59.72	$43.17	$31.23
Per share weighted average grant date fair value	$16.47	$12.72	$9.61

The weighted-average grant date fair value for stock options granted for the years ended December 31, 2015, 2014 and 2013 was estimated using the Black-Scholes option valuation model with the following assumptions:

	2015	2014	2013
Expected term in years	5.8	5.9	5.3
Risk free interest rate	1.4%	1.9%	0.9%
Volatility	34.4%	36.5%	40.4%
Dividend yield	2.0%	2.2%	1.9%

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

During the year ended December 31, 2012, the Company awarded nonqualified stock options to its President and Chief Executive Officer to purchase 125,000 shares of Common Stock (subject to forfeiture due to termination of employment and other conditions). The exercise price of such nonqualified stock option awards was $24.09 per share and the options expire in ten years. As of December 31, 2015, 50 percent of the option award had been earned. If certain absolute total return to shareholder targets are achieved, 100 percent of the options will vest on December 31, 2016. Any unvested shares as of December 31, 2016 will be forfeited. The grant date fair value of such stock options was $9.55 per share and was estimated using a "Monte-Carlo" simulation valuation model.

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 8. Stock Compensation Plans (Continued)

The following table summarizes stock option activity under the Omnibus Plan for the year ended December 31, 2015:

	Number of Stock Options	Weighted-Average Exercise Price
Options outstanding — December 31, 2014	603,961	$26.49
Add: Options granted	87,930	$59.72
Less: Options exercised	155,217	$26.20
Less: Options forfeited/cancelled	10,063	$36.40

Options outstanding — December 31, 2015	526,611	$31.94

The status of outstanding and exercisable stock options as of December 31, 2015, summarized by exercise price follows:

	Options Vested or Expected to Vest
					Options Exercisable
		Weighted- Average Remaining Contractual Life (Years)
Exercise Price	Number of Options		Weighted- Average Exercise Price	Aggregate Intrinsic Value (a)	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (a)
$7.41 — $19.25	97,636	3.9	$13.06	$4.8	97,636	$13.06	$4.8
$21.13 — $32.84	250,022	5.9	$26.07	9.1	93,919	$26.99	3.3
$35.92 — $42.82	89,723	6.8	$41.86	1.9	35,513	$40.38	0.8
$50.60 — $59.72	89,230	9.0	$59.07	0.3	5,526	$50.87	0.1

	526,611	6.2	$31.93	$16.1	232,594	$23.76	$9.0

(a)
Represents the total pre-tax intrinsic value as of December 31, 2015 that option holders would have received had they exercised their options as of such date. The pre-tax intrinsic value is based on the closing market price for the Company's common stock of $62.43 on December 31, 2015.

The aggregate pre-tax intrinsic value of stock options exercised for the years ended December 31, 2015, 2014 and 2013 was $5.5 million, $12.7 million and $9.8 million, respectively.

The following table summarizes the status of the Company's unvested stock options as of December 31, 2015 and activity for the year then ended:

	Number of Stock Options	Weighted-Average Grant Date Fair Value
Outstanding — December 31, 2014	311,078	$10.37
Add: Options granted	87,930	$16.47
Less: Options vested	104,991	$10.59

Outstanding — December 31, 2015	294,017	$12.09

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 8. Stock Compensation Plans (Continued)

As of December 31, 2015, certain participants met age and service requirements that allowed their options to qualify for accelerated vesting upon retirement. As of December 31, 2015, there were approximately 95,000 stock options subject to accelerated vesting that such participants would have been eligible to exercise if they had retired as of such date. The aggregate grant date fair value of options subject to accelerated vesting was $1.3 million. For the year ended December 31, 2015, stock-based compensation expense for such options was $0.9 million. For the year ended December 31, 2015, the aggregate grant date fair value of options vested, including options subject to accelerated vesting, was $2.4 million. Stock options that reflect accelerated vesting for expense recognition become exercisable according to the contract terms of the stock option grant.

Performance Units/RSUs

For the year ended December 31, 2015, the Company granted target awards of 45,060 Performance Units. The measurement period for the Performance Units is January 1, 2015 through December 31, 2015. The Performance Units vest on December 31, 2017. Common Stock equal to not less than 40 percent and not more than 200 percent of the Performance Unit target will be awarded based on the Company's return on invested capital, consolidated revenue growth, the percentage of consolidated free cash flow to revenue and total return to shareholders relative to the companies in the Russell 2000® Value small cap index. As of December 31, 2015, the Company expects that Common Stock equal to approximately 145 percent of the Performance Unit targets will be earned. The market price on the date of grant for the Performance Units was $59.72 per share. The Company is recognizing stock-based compensation expense pro-rata over the vesting term of the RSUs.

For the year ended December 31, 2015, the Company awarded 9,030 RSUs to non-employee members of the Board of Directors and 3,145 RSUs (net of forfeitures) to employees. The weighted average grant date fair value of such awards was $61.41 per share and the awards vest one year from the date of grant. During the vesting period, the holders of the RSUs are entitled to dividends, but the RSUs do not have voting rights and are forfeited in the event the holder is no longer an employee or member of the Board of Directors on the vesting date.

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 8. Stock Compensation Plans (Continued)

The following table summarizes the activity of the Company's unvested stock-based awards (other than stock options) for the years ended December 31, 2015, 2014 and 2013:

	RSUs	Weighted-Average Grant Date Fair Value	Performance Units	Weighted-Average Grant Date Fair Value
Outstanding — December 31, 2012	221,563	$16.81	97,900	$36.13
Shares granted (a)	12,220	$31.26	78,900	$49.28
Shares vested	(220,762)	$17.23	—	—
Performance Shares vested	145,871	$24.25	(97,900)	$36.13
Shares expired or cancelled	(6,701)	$19.73	(1,900)	$49.28

Outstanding — December 31, 2013	152,191	$24.36	77,000	$49.28
Shares granted (a)	11,492	$49.78	60,900	$74.79
Shares vested	(150,270)	$22.60	—	—
Performance Shares vested	94,710	$29.15	(77,000)	$35.85
Shares expired or cancelled	(2,829)	$29.15	(2,630)	$74.79

Outstanding — December 31, 2014	105,294	$31.15	58,270	$74.79
Shares granted (a)	13,415	$61.41	45,060	$78.32
Shares vested	(105,564)	$32.12	(810)	$78.32
Performance Shares vested	107,219	$40.65	(58,270)	$74.79
Shares expired or cancelled	(1,526)	$51.14	(1,200)	$78.32

Outstanding — December 31, 2015 (b)	118,838	$43.29	43,050	$78.32

(a)
For the years ended December 31, 2015, 2014 and 2013, includes 495 RSUs, 622 RSUs and 950 RSUs, respectively, that were granted in lieu of cash dividends. Such dividends-in-kind vest concurrently with the underlying RSUs.
(b)
The aggregate pre-tax intrinsic value of outstanding RSUs as of December 31, 2015 was $7.4 million.

The aggregate pre-tax intrinsic value of restricted stock and RSUs that vested for the years ended December 31, 2015, 2014 and 2013 was $6.6 million, $8.9 million and $9.3 million, respectively.

Excess Tax Benefits

ASC Topic 718 requires the reporting of excess tax benefits related to the exercise or vesting of stock-based awards as cash provided by financing activities within the statement of cash flows. Excess tax benefits represent the difference between the tax deduction the Company will receive on its tax return for compensation recognized by employees upon the vesting or exercise of stock-based awards and the tax benefit recognized for the grant date fair value of such awards. The Company recorded a reduction in cash flows from operations which fully offset the amount of excess tax benefits reported in cash flows from financing activities. For the years ended December 31, 2015, 2014 and 2013, the Company recognized excess tax benefits related to the exercise or vesting of stock-based awards of $2.6 million, $5.6 million and $2.6 million, respectively.

Note 9. Stockholders' Equity

Common Stock

The Company has authorized 100 million shares of Common Stock. Holders of the Company's Common Stock are entitled to one vote per share.

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 9. Stockholders' Equity (Continued)

In May 2015, the Company's Board of Directors authorized a program that would allow the Company to repurchase up to $25 million of its outstanding Common Stock over the next 12 months (the "2015 Stock Purchase Plan"). Purchases by the Company under the 2015 Stock Purchase Plan would be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. The 2015 Stock Purchase Plan does not require the Company to purchase any specific number of shares and may be suspended or discontinued at any time. The 2015 Stock Purchase Plan is expected to be funded using cash on hand or borrowings under the Company's bank credit facility. The Company had a substantially identical $25 million repurchase program in place during the preceding 12 months that expired in May 2015 (the "2014 Stock Purchase Plan"). The Company had a $10 million share repurchase program in place during the preceding 12 months that expired in May 2014 (the "2013 Stock Purchase Plan"). The following table shows shares purchased under the respective stock purchase plans:

	Year Ended December 31,
	2015		2014		2013
	Shares	$	Shares	$	Shares	$
2015 Stock Purchase Plan	42,100	$2.4	—	$—	—	$—
2014 Stock Purchase Plan	60,900	3.5	22,600	1.2	—	—
2013 Stock Purchase Plan	—	—	—	—	—	—

As of December 31, 2015, under the terms of the 2021 Senior Notes the Company has limitations on its ability to repurchase shares of its Common Stock. However, the Company can repurchase shares of its Common Stock in excess of such limitation by utilizing "restricted payment baskets" as defined in the indenture for the 2021 Senior Notes and the Third Amended Credit Agreement.

For the years ended December 31, 2015, 2014 and 2013, the Company acquired 40,000 shares, 56,000 shares and 111,000 shares of Common Stock, respectively, at a cost of $2.5 million, $3.4 million and $4.6 million, respectively, for shares surrendered by employees to pay taxes due on vested restricted stock awards and SARs exercised.

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

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 10. Commitments

Leases

The future minimum obligations under operating leases having a noncancelable term in excess of one year as of December 31, 2015, are as follows:

2016	$2.6
2017	2.2
2018	1.6
2019	1.2
2020	1.0
Thereafter	4.3

Future minimum lease obligations	$12.9

For the years ended December 31, 2015, 2014 and 2013 rent expense under operating leases was $5.4 million, $4.5 million and $4.2 million, respectively.

Purchase Commitments

The Company has certain minimum purchase commitments that extend beyond December 31, 2015. Commitments under these contracts are approximately $7.4 million, $1.1 million and $1.1 million for the years ended December 31, 2016, 2017 and 2018, respectively. Such purchase commitments for the year ended December 31, 2016 are primarily for coal contracts. Although the Company is primarily liable for payments on the above-mentioned leases and purchase commitments, management believes exposure to losses, if any, under these arrangements is not material.

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

Employees and Labor Relations

As of December 31, 2015, the Company had approximately 2,340 regular full-time employees of whom 1,140 hourly and 540 salaried employees were located in the United States and 390 hourly and 270 salaried employees were located in Europe. All of the Company's U.S. hourly union employees are represented by the United Steelworkers Union (the "USW"). Hourly union employees at the Company's Bolton, England manufacturing facility are represented by Unite the Union ("UNITE"). The following table shows the status of the Company's bargaining agreements as of December 31, 2015.

Contract Expiration Date	Location	Union
May 5, 2016	Bolton England	UNITE
September 1, 2016	Brattleboro, VT	USW
September 27, 2016	Reading, PA	USW
November 9, 2016	Lowville, NY	USW
January 31, 2018	Whiting, WI (1)	USW
June 30, 2018	Neenah, WI (1)	USW
July 14, 2018	Munising, MI (1)	USW
May 31, 2019	Appleton, WI (1)	USW

(1)
On pension matters the Whiting, Neenah, Munising and Appleton paper mills have bargained jointly with the USW. The current agreement on pension matters will remain in effect until September 2019.

Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the "IG BCE"). In June 2015, the IG BCE and a national trade association representing all employers in the industry signed a collective bargaining agreement covering union employees of Neenah Germany that expires in June 2017. Under German law union membership is voluntary and does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement with the IG BCE that expires in June 2017 cannot be determined. As of December 31, 2015, approximately 235 employees are covered under collective bargaining agreements that expire in the next 12-months.

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 12. Discontinued Operations and Assets Held for Sale

Discontinued Operations

On October 31, 2015, the Company sold the Lahnstein Mill to the Buyer, a privately-owned enterprise specializing in equity holdings in German medium-sized companies, for net cash proceeds of approximately $5.4 million. The Buyer acquired all the assets and liabilities of the Lahnstein Mill, including pension and related liabilities of approximately $21 million. The Lahnstein Mill, which had annual sales of approximately €50 million, had been operating as a stand-alone business, manufacturing non-woven wallcoverings and various other specialty papers. The sale focuses the Company's portfolio on targeted growth markets such as filtration, premium fine papers and packaging and other performance materials.

Upon reaching an agreement for the sale of the Lahnstein Mill, the Company compared the carrying value of the Lahnstein Mill assets to the fair value of such assets reflected in the sales agreement. As a result, the Company recognized an impairment charge of $12.0 million to reduce the carrying value of the Lahnstein Mill assets to fair value. In addition, the Company recognized approximately $1.7 million of transaction costs related to the sale. For the year ended December 31, 2015, discontinued operations reported on the consolidated statements of operations include the results of operations and the loss on sale of the Lahnstein Mill. The consolidated statements of operations for the years ended December 31, 2014 and 2013 have been restated to report results of the Lahnstein Mill as discontinued operations. The results of the Lahnstein Mill were previously reported in the Technical Products segment.

The following table presents selected financial information for discontinued operations:

	Year Ended December 31,
	2015	2014	2013
Net sales	$43.2	$63.0	$62.8
Cost of products sold (a)	39.7	56.6	52.9

Gross Profit	3.5	6.4	9.9
Selling, general and administrative expenses	3.5	5.2	4.7
Restructuring costs	0.1	0.6	0.2
Other income — net	(0.3)	(0.3)	(0.4)

Income (Loss) From Discontinued Operations Before Income Taxes	0.2	0.9	5.4
Loss on sale (b)	(13.6)	—	—

Income (loss) before income taxes	(13.4)	0.9	5.4
Income tax provision (benefit) (a)	(4.0)	0.2	1.9

Income (loss) from discontinued operations	$(9.4)	$0.7	$3.5

(a)
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
(b)
This amount includes a net curtailment gain related to the divesture of the pension plan of $15.8 million, including a $5.5 million write-off of deferred actuarial losses.

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 12. Discontinued Operations and Assets Held for Sale (Continued)

The following table presents selected cash flow information for discontinued operations:

	Year Ended December 31,
	2015	2014	2013
Depreciation and amortization	$2.7	$3.9	$3.5

Capital expenditures	$0.6	$0.7	$0.8

Assets Held for Sale

As of December 31, 2014, all of the assets and liabilities reported as assets held for sale and liabilities related to facilities held for sale are related to the Lahnstein Mill. The following table presents the major components of assets held for sale and liabilities related to facilities held for sale on the consolidated balance sheet:

At December 31, 2014
Assets Held For Sale
Current Assets
Accounts receivable — net	$2.4
Inventories	10.1
Prepaid and other current assets	1.4

Total Current Assets	13.9

Property, Plant and Equipment	28.3
Goodwill	1.0
Intangible Assets — net	2.3
Other Assets	0.8

Assets Held for Sale	$46.3

Liabilities Related to Facilities Held for Sale
Current Liabilities
Accounts payable	$2.4
Accrued expenses	2.0
Deferred Income Taxes	0.7
Noncurrent Employee Benefits	22.2

Liabilities related to facilities held for sale	$27.3

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 13. Business Segment and Geographic Information

On July 1, 2015, the Company reorganized its internal management structure and, accordingly, addressed its segment reporting structure. As a result of this reorganization, the Other operating segment (composed of the non-premium Index, Tag and Vellum Bristol product lines acquired as part of the purchase of the Wausau brands) was combined with the Fine Paper and Packaging operating segment to reflect the manner in which this business is managed. Segment information for prior periods has been restated to conform to the current period presentation. In addition, as part of the FiberMark acquisition, the Company acquired certain product lines composed of papers sold to converters for end uses such as covering materials for datebooks, diaries, yearbooks and traditional photo albums. Due to the dissimilar nature of these products, management decided that they would not be managed as part of either the existing Fine Paper and Packaging or Technical Products businesses. These product lines represent an operating segment which does not meet the quantitative threshold for a reportable segment.

The Company's reportable operating segments now consist of Technical Products, Fine Paper and Packaging and Other. The Technical Products segment is an aggregation of the Company's filtration and performance materials businesses which are similar in terms of economic characteristics, nature of products, processes, customer class and product distribution methods.

The technical products business is an international producer of fiber-formed, coated and/or saturated specialized media that delivers high performance benefits to customers. Included in this segment are filtration media ("Filtration"), tape and abrasives backings products ("Backings"), and durable label and specialty substrate products ("Specialty"). The following table presents sales by product category for the technical products business:

	For the Year ended December 31,
	2015	2014	2013
Filtration	45%	42%	39%
Backings	30	29	32
Specialty	25	29	29

Total	100%	100%	100%

The fine paper and packaging business is a leading supplier of premium printing and other high end specialty papers ("Graphic Imaging"), premium packaging ("Packaging") and specialty office papers ("Filing/Office") primarily in North America. The following table presents sales by product category for the fine paper and packaging business:

	For the Year ended December 31,
	2015	2014	2013
Graphic Imaging	80%	91%	92%
Packaging	15	9	8
Filing/Office	5	—	—

Total	100%	100%	100%

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

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 13. Business Segment and Geographic Information (Continued)

Business Segments

	Year Ended December 31,
	2015	2014	2013
Net sales
Technical Products	$429.2	$403.6	$353.3
Fine Paper and Packaging	442.7	436.1	428.4
Other	15.8	—	—

Consolidated	$887.7	$839.7	$781.7

	Year Ended December 31,
	2015	2014	2013
Operating income (loss)
Technical Products (a)	$54.1	$46.0	$37.4
Fine Paper and Packaging (b)	67.3	60.8	61.0
Other (c)	(2.0)	—	—
Unallocated corporate costs (d)	(18.0)	(20.2)	(15.8)

Consolidated	$101.4	$86.6	$82.6

(a)
Operating income for the year ended December 31, 2015 includes acquisition related integration costs of $1.3 million and $0.4 million of restructuring costs. Operating income for the year ended December 31, 2014 includes acquisition related integration costs of $1.0 million and $0.6 million of restructuring costs.
(b)
Operating income for the years ended December 31, 2015 and 2013 include acquisition related integration costs of $1.5 million and $0.4 million, respectively.
(c)
Operating income for the year ended December 31, 2015 includes acquisition related integration costs of $2.4 million.
(d)
Unallocated corporate costs for the year ended December 31, 2015 includes $0.8 million of restructuring costs. Unallocated corporate costs for the year ended December 31, 2014 includes a pension plan settlement charge of $3.5 million, a loss on the early extinguishment of debt of $0.2 million and $0.7 million of restructuring costs. Unallocated corporate costs for the year ended December 31, 2013 includes a pension plan settlement charge of $0.2 million and a loss on the early extinguishment of debt of $0.5 million.

	Year Ended December 31,
	2015	2014	2013
Depreciation and amortization
Technical Products	$16.5	$14.6	$12.9
Fine Paper and Packaging	9.8	8.6	9.3
Other	0.6	—	—
Corporate	1.9	2.9	3.7

Total Continuing Operations	28.8	26.1	25.9
Discontinued operations	2.7	3.9	3.5

Consolidated	$31.5	$30.0	$29.4

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 13. Business Segment and Geographic Information (Continued)

	Year Ended December 31,
	2015	2014	2013
Capital expenditures
Technical Products	$36.0	$16.1	$20.7
Fine Paper and Packaging	10.3	10.0	5.0
Other	0.4	—	—
Corporate	0.8	1.1	2.2

Total Continuing Operations	47.5	27.2	27.9
Discontinued operations	0.6	0.7	0.8

Consolidated	$48.1	$27.9	$28.7

	December 31,
	2015	2014
Total Assets (a)
Technical Products	$483.4	$371.9
Fine Paper and Packaging	261.9	228.8
Corporate and other (b)	6.1	77.5
Assets held for sale	—	46.3

Total	$751.4	$724.5

(a)
Segment identifiable assets are those that are directly used in the segments operations.
(b)
Corporate assets are primarily cash and deferred income taxes.

Geographic Information

	Year Ended December 31,
	2015	2014	2013
Net sales
United States	$687.3	$612.0	$564.4
Europe	200.4	227.7	217.3

Consolidated	$887.7	$839.7	$781.7

	December 31,
	2015	2014
Total Assets (a)
United States	$533.2	$450.9
Canada	0.1	0.4
Europe	218.1	273.2

Total	$751.4	$724.5

(a)
Long-lived assets (consisting principally of property and equipment, intangibles, goodwill and other assets) of $342.0 million and $202.0 million as of December 31, 2015 and 2014, respectively, were located in the United States and long-lived assets of $162.8 million and $203.4 million as of December 31, 2015 and 2014, respectively, were located principally in Europe.

Net sales are attributed to geographic areas based on the physical location of the selling entities.

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 13. Business Segment and Geographic Information (Continued)

Concentrations

In July 2014, Unisource Worldwide, Inc ("Unisource") and xpedx, formerly owned by International Paper ("xpedx") merged to form Veritiv Corporation ("Veritiv"). For the years ended December 31, 2015, 2014 and 2013 sales to Unisource and xpedx (and as merged Veritiv) represented approximately 10 percent of consolidated net sales and approximately 20 percent of net sales of the fine paper and packaging business. Except for certain specialty latex grades and specialty softwood pulp used by Technical Products, management is not aware of any significant concentration of business transacted with a particular supplier that could, if suddenly eliminated, have a material effect on its operations.

Note 14. Supplemental Data

Supplemental Statement of Operations Data

Summary of Advertising and Research and Development Expenses

	Year Ended December 31,
	2015	2014	2013
Advertising expense	$6.8	$7.0	$7.3
Research and development expense	6.8	5.7	5.5

(a)
Adverting expense and research and development expense are recorded in selling, general and administrative expenses on the consolidated statements of operations.

Supplemental Balance Sheet Data

Summary of Accounts Receivable — net

	December 31,
	2015	2014
From customers	$99.0	$86.2
Less allowance for doubtful accounts and sales discounts	(1.7)	(1.5)

Total	$97.3	$84.7

Summary of Inventories

	December 31,
	2015	2014
Inventories by Major Class:
Raw materials	$30.4	$26.1
Work in progress	28.9	16.8
Finished goods	67.2	65.8
Supplies and other	4.1	6.5

	130.6	115.2
Excess of FIFO over LIFO cost	(10.0)	(14.0)

Total	$120.6	$101.2

The FIFO value of inventories valued on the LIFO method was $118.2 million and $95.7 million at December 31, 2015 and 2014, respectively. For the year ended December 31, 2015, income from continuing operations before income taxes was reduced by approximately $0.1 million due to a decrease in certain LIFO inventory quantities.

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 14. Supplemental Data (Continued)

Summary of Prepaid and Other Current Assets

	December 31,
	2015	2014
Prepaid and other current assets	$14.6	$8.1
Spare parts	9.9	6.2

Total	$24.5	$14.3

Summary of Property, Plant and Equipment — Net

	December 31,
	2015	2014
Land and land improvements	$19.6	$15.7
Buildings	121.4	107.5
Machinery and equipment	512.2	461.4
Construction in progress	41.3	14.3

	694.5	598.9
Less accumulated depreciation	371.5	357.2

Net Property, Plant and Equipment	$323.0	$241.7

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $24.8 million, $23.2 million and $23.2 million, respectively. Interest expense capitalized as part of the costs of capital projects was $0.2 million, $0.1 million and $0.2 million , respectively, for the years ended December 31, 2015, 2014 and 2013.

Summary of Accrued Expenses

	December 31,
	2015	2014
Accrued salaries and employee benefits	$25.2	$23.2
Amounts due to customers	9.5	8.8
Accrued interest	1.2	1.2
Accrued income taxes	0.7	1.0
Other	14.6	9.6

Total	$51.2	$43.8

Summary of Noncurrent Employee Benefits

	December 31,
	2015	2014
Pension benefits	$51.2	$41.4
Post-employment benefits other than pensions	38.5	39.5

Total (a)	$89.7	$80.9

(a)
Includes $2.7 million and $3.4 million in long-term disability benefits due to Terrace Bay retirees and SRCP benefits as of December 31, 2015 and 2014, respectively.

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 14. Supplemental Data (Continued)

Supplemental Cash Flow Data

Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2015	2014	2013
Cash paid during the year for interest, net of interest expense capitalized	$10.6	$10.3	$9.9
Cash paid during the year for income taxes, net of refunds	16.2	6.3	5.4
Non-cash investing activities:
Liability for equipment acquired	6.6	4.1	1.8

Net cash provided by (used in) changes in working capital, net of effect of acquisitions

	Year Ended December 31,
	2015	2014	2013
Accounts receivable	$(5.2)	$4.7	$(9.4)
Inventories	7.7	(5.6)	4.8
Income taxes receivable	1.0	(0.3)	(0.1)
Prepaid and other current assets	(4.8)	1.2	(2.7)
Accounts payable	(0.5)	6.8	1.3
Accrued expenses	3.2	2.0	(0.5)
Other	0.4	0.2	—

Total	$1.8	$9.0	$(6.6)

Note 15. Unaudited Quarterly Data

	2015 Quarters
	First	Second	Third	Fourth	Year (a)
Net Sales	$214.4	$211.3	$231.6	$230.4	$887.7
Gross Profit	49.5	48.0	48.4	49.5	195.4
Operating Income	28.4	27.7	24.4	20.9	101.4
Income From Continuing Operations	16.1	16.4	13.5	14.5	60.5
Earnings Per Common Share From Continuing Operations:
Basic	$0.95	$0.97	$0.79	$0.86	$3.58

Diluted	$0.94	$0.96	$0.78	$0.85	$3.53

(a)
Includes integration/restructuring costs of $6.5 million.

NEENAH PAPER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except as noted)

Note 15. Unaudited Quarterly Data (Continued)

	2014 Quarters
	First	Second	Third	Fourth (b)(c)	Year (a)(b)(c)
Net Sales	$206.2	$214.6	$215.3	$203.6	$839.7
Gross Profit	41.0	45.6	41.3	42.9	170.8
Operating Income	21.9	26.0	21.7	17.0	86.6
Income From Continuing Operations	12.4	15.0	13.4	27.2	68.0
Earnings Per Common Share From Continuing Operations:
Basic	$0.75	$0.89	$0.79	$1.62	$4.05

Diluted	$0.74	$0.88	$0.78	$1.59	$3.99

(a)
Includes integration/restructuring costs of $2.3 million.
(b)
Includes a loss on the early extinguishment of debt of $0.2 million.
(c)
Includes a pension plan settlement charge of $3.5 million.

SCHEDULE II

NEENAH PAPER, INC. AND SUBSIDIARIES
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-offs and Reclassifications	Balance at End of Period
December 31, 2015
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$0.9	$(0.4)	$1.0	$(0.4)	$1.1
Allowance for sales discounts	0.6	—	—	—	0.6
Valuation allowance — deferred income taxes	—	3.0	—	—	3.0
December 31, 2014
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$0.8	$0.3	$—	$(0.2)	$0.9
Allowance for sales discounts	0.6	—	—	—	0.6
December 31, 2013
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$1.4	$0.3	$—	$(0.9)	$0.8
Allowance for sales discounts	0.5	0.1	—	—	0.6
Valuation allowance — deferred income taxes	0.4	—	—	(0.4)	—