Form 10-Q
period 2016-03-31
Neenah Paper Inc
filed 2016-05-10
CIK 1296435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 2, 2016, there were approximately 16,735,000 shares of the Company’s common stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net sales	$242.1	$214.4
Cost of products sold	183.3	164.9
Gross profit	58.8	49.5
Selling, general and administrative expenses	26.4	20.8
Integration/restructuring costs	1.1	—
Other (income) expense - net	(0.1)	0.3
Operating income	31.4	28.4
Interest expense - net	2.9	2.9
Income from continuing operations before income taxes	28.5	25.5
Provision for income taxes	9.5	9.4
Income from continuing operations	19.0	16.1
Income from discontinued operations, net of income taxes (Note 10)	—	0.2
Net income	$19.0	$16.3

Earnings Per Common Share
Basic
Continuing operations	$1.12	$0.95
Discontinued operations	—	0.01
Basic	$1.12	$0.96
Diluted
Continuing operations	$1.11	$0.94
Discontinued operations	—	0.01
Diluted	$1.11	$0.95

Weighted Average Common Shares Outstanding (in thousands)
Basic	16,778	16,737
Diluted	16,981	16,988
Cash Dividends Declared Per Share of Common Stock	$0.33	$0.30

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$19.0	$16.3
Unrealized foreign currency translation gain (loss)	3.7	(13.4)
Reclassification of amortization of adjustments to pension and other postretirement benefit liabilities recognized in net periodic benefit cost (Note 6)	1.8	1.8
Income (loss) from other comprehensive income items	5.5	(11.6)
Provision for income taxes	0.7	0.6
Other comprehensive income (loss)	4.8	(12.2)
Comprehensive income	$23.8	$4.1

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$5.1	$4.2
Accounts receivable (less allowances of $1.6 million and $1.7 million)	110.6	97.3
Inventories	127.3	120.6
Prepaid and other current assets	18.5	24.5
Total Current Assets	261.5	246.6
Property, Plant and Equipment
Property, Plant and Equipment, at cost	711.5	694.5
Less accumulated depreciation	380.9	371.5
Property, plant and equipment—net	330.6	323.0
Deferred Income Taxes	16.3	20.0
Goodwill	73.1	72.2
Intangible Assets—net	78.3	79.1
Other Assets	11.4	10.5
TOTAL ASSETS	$771.2	$751.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$1.3	$1.2
Accounts payable	52.7	53.7
Accrued expenses	45.3	51.2
Total Current Liabilities	99.3	106.1
Long-term Debt	237.5	228.2
Deferred Income Taxes	12.3	11.8
Noncurrent Employee Benefits	90.8	89.7
Other Noncurrent Obligations	4.0	4.0
TOTAL LIABILITIES	443.9	439.8
Contingencies and Legal Matters (Note 9)
TOTAL STOCKHOLDERS’ EQUITY	327.3	311.6
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$771.2	$751.4

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$19.0	$16.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8.2	7.2
Stock-based compensation	2.5	1.9
Excess tax benefits from stock-based compensation	(0.1)	(0.5)
Deferred income tax provision	3.5	4.6
Non-cash effects of changes in liabilities for uncertain income tax positions	—	(0.2)
Increase in working capital	(18.6)	(25.5)
Pension and other postretirement benefits	1.7	0.8
Other	(0.2)	0.5
NET CASH PROVIDED BY OPERATING ACTIVITIES	16.0	5.1
INVESTING ACTIVITIES
Capital expenditures	(11.3)	(5.7)
Purchase of marketable securities	—	(0.1)
Other	(0.4)	(0.1)
NET CASH USED IN INVESTING ACTIVITIES	(11.7)	(5.9)
FINANCING ACTIVITIES
Long-term borrowings (Note 5)	89.1	—
Repayments of long-term debt (Note 5)	(81.8)	(4.7)
Shares purchased (Note 8)	(5.3)	(3.3)
Proceeds from exercise of stock options	0.1	0.2
Excess tax benefits from stock-based compensation	0.1	0.5
Cash dividends paid	(5.6)	(5.1)
NET CASH USED IN FINANCING ACTIVITIES	(3.4)	(12.4)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(0.6)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0.9	(13.8)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4.2	72.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5.1	$58.8

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest expense capitalized	$0.2	$0.4
Cash paid during period for income taxes	$5.3	$3.9
Non-cash investing activities:
Liability for equipment acquired	$5.5	$1.2

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions, except as noted)

Note 1.  Background and Basis of Presentation

Background

Neenah Paper, Inc. (“Neenah” or the “Company”), is a Delaware corporation incorporated in April 2004. The Company has two primary operations: its technical products business and its fine paper and packaging business.  See Note 11, “Business Segment Information.”

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

The condensed consolidated statement of operations and related notes to the condensed consolidated financial statements for the three months ended March 31, 2015 have been revised to report the results of the Company’s former paper mill located in Lahnstein, Germany (the “Lahnstein Mill”) as discontinued operations. See Note 10, “Discontinued Operations.”  In July 2015, the Company reorganized its internal management structure and, accordingly, addressed its segment reporting structure. Segment information for the three months ended March 31, 2015 has been revised to conform to the current period presentation. See Note 11, “Business Segment Information.”

Earnings per Share (“EPS”)

The following table presents the computation of basic and diluted EPS (dollars in millions except per share amounts, shares in thousands):

Earnings Per Basic Common Share

	Three Months Ended March 31,
	2016	2015
Income from continuing operations	$19.0	$16.1
Amounts attributable to participating securities	(0.2)	(0.1)
Income from continuing operations available to common stockholders	18.8	16.0
Income from discontinued operations, net of income taxes	—	0.2
Net income available to common stockholders	$18.8	$16.2

Weighted-average basic shares outstanding	16,778	16,737
Basic earnings per share
Continuing operations	$1.12	$0.95
Discontinued operations	—	0.01
	$1.12	$0.96

Earnings Per Diluted Common Share

	Three Months Ended March 31,
	2016	2015
Income from continuing operations	$19.0	$16.1
Amounts attributable to participating securities	(0.2)	(0.1)
Income from continuing operations available to common stockholders	18.8	16.0
Income from discontinued operations, net of income taxes	—	0.2
Net income available to common stockholders	$18.8	$16.2

Weighted-average basic shares outstanding	16,778	16,737
Add: Assumed incremental shares under stock compensation plans (a)	203	251

Weighted-average diluted shares	16,981	16,988
Diluted earnings per share
Continuing operations	$1.11	$0.94
Discontinued operations	—	0.01
	$1.11	$0.95

(a)         For the three months ended March 31, 2016 and 2015, approximately 140,000 and 45,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s common stock for the respective three month periods during which the options were outstanding.

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

The following table presents the carrying value and the fair value of the Company’s debt.

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value (a)(b)	Carrying Value	Fair Value (a)(b)
2021 Senior Notes (5.25% fixed rate)	$175.0	$172.8	$175.0	$169.9
Global Revolving Credit Facilities (variable rates)	60.2	60.2	51.1	51.1
German loan agreement (2.45% fixed rate)	8.3	8.3	8.3	8.3
Total debt	$243.5	$241.3	$234.4	$229.3

(a)         The fair value for all debt instruments was estimated from Level 2 measurements.

(b)         The fair value of short and long-term debt is estimated using rates currently available to the Company for debt of the same remaining maturities.

As of March 31, 2016, the Company had $3.4 million in marketable securities classified as “Other Assets” on the condensed consolidated balance sheet. The cost of such marketable securities was $3.4 million. Fair value for the Company’s marketable securities was estimated from Level 1 inputs. The Company’s marketable securities are restricted to the payment of benefits under its supplemental retirement contribution plan (“SERP”). As of March 31, 2016, Neenah Germany had investments of $1.8 million that were restricted to the payment of certain post-retirement employee benefits of which $0.6 million and $1.2 million are classified as prepaid and other current assets and other assets, respectively, on the condensed consolidated balance sheet.

Note 2.  Accounting Standard Changes

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).  ASU 2016-09 modifies the accounting for excess tax benefits and tax deficiencies associated with share-based payments and amends the associated cash flow presentation. ASU 2016-09 (i) eliminates the requirement to recognize excess tax benefits in additional paid-in capital (“APIC”), (ii) eliminates the requirement to evaluate tax deficiencies for APIC or income tax expense classification and (iii) provides for these benefits or deficiencies to be recorded as an income tax expense or benefit in the income statement. Additionally, the tax benefits related to dividends paid on share-based payment awards will also be reflected as an income tax benefit in the income statement. With these changes, tax-related cash flows resulting from share-based payments will be classified as operating activities as opposed to financing activities, as currently presented. ASU 2016-09 is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016, although early adoption is permitted. The Company is currently assessing the impact of the adoption of ASU 2016-09 on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current lease accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. All entities will classify leases to determine how to recognize lease-related revenue and expense. ASU 2016-09 is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2018, although early adoption is permitted. The Company is currently assessing the impact of the adoption of ASU 2016-09 on its consolidated financial statements.

During the three months ended March 31, 2016, no other amendments to the ASC were issued that will have or are reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 3.  Acquisitions

Acquisition of FiberMark

On August 1, 2015, the Company purchased all of the outstanding equity of ASP FiberMark, LLC (“FiberMark”) from ASP FiberMark Holdings, LLC for approximately $118 million (the “FiberMark Acquisition”).  For the three months ended March 31, 2016, the Company incurred $0.7 million of integration costs.

The following selected unaudited pro forma consolidated statement of operations data for the three months ended March 31, 2015 was prepared as though the FiberMark Acquisition had occurred as of the beginning of the comparable annual reporting period.  The information does not reflect events that occurred after March 31, 2015 or any operating efficiencies or inefficiencies that may result from the FiberMark Acquisition. Therefore, the information is not necessarily indicative of results that would have been achieved had the businesses been combined during the period presented or the results that the Company will experience going forward.

Three Months Ended March 31, 2015
Net sales	$255.5
Operating income	29.7
Income from continuing operations	16.8
Income from discontinued operations	0.2
Net income	17.0
Earnings Per Common Share
Basic
Continuing operations	$0.99
Discontinued Operations	0.01
$1.00

Diluted
Continuing operations	$0.98
Discontinued Operations	0.01
$0.99

Note 4.  Supplemental Balance Sheet Data

The following table presents inventories by major class:

	March 31, 2016	December 31, 2015
Raw materials	$32.6	$30.4
Work in progress	30.7	28.9
Finished goods	68.6	67.2
Supplies and other	3.5	4.1
	135.4	130.6
Adjust FIFO inventories to LIFO cost	(8.1)	(10.0)
Total	$127.3	$120.6

The FIFO values of inventories valued on the LIFO method were $119.1 million and $118.2 million as of March 31, 2016 and December 31, 2015, respectively. For the three months ended March 31, 2016, income from continuing operations before income taxes was reduced by less than $0.1 million due to a decrease in certain LIFO inventory quantities.

The following table presents changes in accumulated other comprehensive income (“AOCI”) for the three months ended March 31, 2016:

	Unrealized foreign currency translation gain (loss)	Net gain (loss) from pension and other postretirement liabilities	Accumulated other comprehensive income (loss)
AOCI — December 31, 2015	$(20.8)	$(57.5)	$(78.3)
Other comprehensive income before reclassifications	3.7	—	3.7
Amounts reclassified from AOCI	—	1.8	1.8
Income from other comprehensive income items	3.7	1.8	5.5
Provision for income taxes	—	0.7	0.7
Other comprehensive income	3.7	1.1	4.8
AOCI — March 31, 2016	$(17.1)	$(56.4)	$(73.5)

For the three months ended March 31, 2016 and 2015, the Company reclassified  $1.8 million of costs from accumulated other comprehensive income to cost of products sold and selling, general and administrative expenses on the condensed consolidated statements of operations. For the three months ended March 31, 2016 and 2015, the Company recognized an income tax benefit of $0.7 million and $0.6 million, respectively, related to such reclassifications classified as Provision for income taxes on the condensed consolidated statements of operations.

Note 5.  Debt

Long-term debt consisted of the following:

	March 31, 2016	December 31, 2015
2021 Senior Notes (5.25% fixed rate) due May 2021	$175.0	$175.0
Global Revolving Credit Facilities (variable rates) due December 2019	60.2	51.1
German loan agreement (2.45% fixed rate) due in 32 equal quarterly installments ending September 2022	8.3	8.3
Deferred financing costs	(4.7)	(5.0)
Total debt	238.8	229.4
Less: Debt payable within one year	1.3	1.2
Long-term debt	$237.5	$228.2

2021 Senior Notes

In May 2013, the Company completed an underwritten offering of eight-year senior unsecured notes (the “2021 Senior Notes”) at a face amount of $175 million. The 2021 Senior Notes contain terms, covenants and events of default with which the Company must comply, which the Company believes are ordinary and standard for notes of this nature. As of March 31, 2016, the Company was in compliance with all terms of the indenture for the 2021 Senior Notes.

Amended and Restated Secured Revolving Credit Facility

In December 2014, the Company amended and restated its existing credit facility by entering into the Third Amended and Restated Credit Agreement (the “Third Amended Credit Agreement”).  The Third Amended Credit Agreement, among other things:

(1)         provides for a secured revolving credit facility in the maximum principal amount of $125 million (the “U.S. Revolving Credit Facility”);

(2)         provides for a secured, multicurrency, revolving credit facility for the German borrowers in the maximum principal amount of $75 million (the “German Revolving Credit Facility,” and together with the U.S. Revolving Credit Facility, the “Global Revolving Credit Facilities”); and

(3)         provides for an accordion feature permitting one or more increases in the Global Revolving Credit Facilities in an aggregate principal amount not exceeding $50 million, such that the aggregate commitments under the Global Revolving Credit Facilities do not exceed $250 million.

The Third Amended Credit Agreement contains covenants with which the Company and its subsidiaries must comply during the term of the agreement, which the Company believes are ordinary and standard for agreements of this nature. As of March 31, 2016, the Company was in compliance with all terms of the Third Amended Credit Agreement. In addition, if aggregate availability under the Global Revolving Credit Facilities is less than the greater of (i) $20 million and (ii) 10% of the maximum aggregate commitments under the Global Revolving Credit Facilities as then in effect, the Company is required to comply with a fixed charge coverage ratio (as defined in the Third Amended Credit Agreement) of not less than 1.1 to 1.0 for the preceding four-quarter period, tested as of the end of each quarter. As of March 31, 2016, aggregate availability under the Global Revolving Credit Facilities exceeded the minimum required amount, and the Company is not required to comply with such fixed charge coverage ratio.

Availability under the Global Revolving Credit Facilities varies over time depending on the value of the Company’s inventory, receivables and various capital assets. As of March 31, 2016, the Company had $60.2 million of borrowings and $2.5 million in letters of credit outstanding under the Global Revolving Credit Facilities and $115.2 million of available credit (based on exchange rates at March 31, 2016). As of March 31, 2016, the weighted-average interest rate on outstanding Global Revolving Credit Facility borrowings was 2.0 percent per annum. As of December 31, 2015, the Company had $51.1 million outstanding under the Global Revolving Credit Facilities at a weighted-average interest rate of 1.8 percent per annum.

Borrowings and Repayments of Long-Term Debt

The condensed consolidated statements of cash flows present borrowings and repayments under the Global Revolving Credit Facilities using a gross approach. This approach presents not only discrete borrowings for transactions such as a business acquisition, but also reflects all borrowings and repayments that occur as part of daily management of cash receipts and disbursements. For the three months ended March 31, 2016, the Company made scheduled debt repayments of $0.3 million and net long-term debt borrowings of $7.6 million related to daily cash management activities.  For the three months ended March 31, 2015, the Company made scheduled debt repayments of $0.3 million and net long-term debt repayments of $4.4 million related to daily cash management activities.

Note 6.  Pension and Other Postretirement Benefits

Pension Plans

Substantially all active employees of the Company’s U.S. operations participate in defined benefit pension plans and/or defined contribution retirement plans. The Company has defined benefit plans designed to provide a monthly pension upon retirement for substantially all its employees in Germany and the United Kingdom. In addition, the Company maintains a SERP which is a non-qualified defined benefit plan and a supplemental retirement contribution plan (the “SRCP”) which is a non-qualified, unfunded defined contribution plan. The Company provides benefits under the SERP and SRCP to the extent necessary to fulfill the intent of its retirement plans without regard to the limitations set by the Internal Revenue Code on qualified and non-qualified retirement benefit plans.

The following table presents the components of net periodic benefit cost for the Company’s defined benefit plans and postretirement plans other than pensions:

Components of Net Periodic Benefit Cost for Defined Benefit Plans

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended March 31,
	2016	2015	2016	2015
Service cost	$1.2	$1.4	$0.3	$0.4
Interest cost	4.0	3.3	0.4	0.4
Expected return on plan assets (a)	(4.7)	(4.6)	—	—
Recognized net actuarial loss	1.7	1.6	0.1	—
Amortization of prior service benefit	—	—	(0.1)	—
Net periodic benefit cost	$2.2	$1.7	$0.7	$0.8

(a)         The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

The Company expects to make aggregate contributions to qualified and nonqualified defined benefit pension trusts and to pay pension benefits for unfunded pension plans of approximately $10 million (based on exchange rates at March 31, 2016) in calendar 2016.  For the three months ended March 31, 2016, the Company made $0.5 million of such payments.

Note 7.  Stock Compensation Plan

Stock Options and SARs (“Options”)

The following table presents information regarding Options awarded during the three months ended March 31, 2016:

Options granted	113,935
Per share weighted average exercise price	$57.95
Per share weighted average grant date fair value	$13.51

The weighted-average grant date fair value for Options granted during the three months ended March 31, 2016 was estimated using the Black-Scholes option valuation model with the following assumptions:

Expected term in years	5.8
Risk free interest rate	1.8%
Volatility	32.1%
Dividend yield	3.0%

The following table presents information regarding Options that vested during the three months ended March 31, 2016:

Options vested	90,429
Aggregate grant date fair value of Options vested	$1.2

The following table presents information regarding outstanding Options:

	March 31, 2016	December 31, 2015
Options outstanding	625,925	526,611
Aggregate intrinsic value	$16.8	$16.1
Per share weighted average exercise price	$36.75	$31.94

Exercisable Options	304,622	232,594
Aggregate intrinsic value	$10.5	$9.0

Unvested Options	321,303	294,017
Per share weighted average grant date fair value	$12.42	$12.09

Performance Units/RSUs

For the three months ended March 31, 2016, the Company granted target awards of approximately 54,350 Performance Units. The measurement period for the Performance Units is January 1, 2016 through December 31, 2016. The Performance Units vest on December 31, 2018. Common Stock equal to not less than 40 percent and not more than 200 percent of the Performance Unit target will be awarded based on the Company’s return on invested capital, consolidated revenue growth and total return to shareholders relative to the companies in the Russell 2000® Value small cap index. The market price on the date of grant for the Performance Units was $57.95 per share.

For the three months ended March 31, 2016, the Company awarded 1,650 RSUs to employees. The weighted average grant date fair value of such awards was $60.56 per share and the awards vest one year from the date of grant. During the vesting period, the holders of the RSUs are entitled to dividends, but the RSUs do not have voting rights and are forfeited in the event the holder is no longer an employee or member of the Board of Directors on the vesting date.

Note 8.  Stockholders’ Equity

Common Stock

As of March 31, 2016 and December 31, 2015, the Company had 16,736,000 shares and 16,819,000 shares of Common Stock outstanding, respectively.

In May 2015, the Company’s Board of Directors authorized a program that would allow the Company to repurchase up to $25 million of its outstanding Common Stock over the next 12 months (the “2015 Stock Purchase Plan”). The Company had a substantially identical $25 million repurchase program in place during the preceding 12 months that expired in May 2015 (the “2014 Stock Purchase Plan”). The following table shows shares purchased under the respective stock purchase plans:

	Three Months Ended March 31,
	2016		2015
	Shares	$	Shares	$
2015 Stock Purchase Plan	93,600	$5.2	—	$—

2014 Stock Purchase Plan	—	—	58,100	3.3

As of March 31, 2016, under the terms of the 2021 Senior Notes and the Third Amended Credit Agreement, the Company has limitations on its ability to repurchase shares of and pay dividends on its Common Stock.  These limitations are triggered depending on the Company’s leverage levels under the Senior Notes and credit availability under the Third Amended Credit Agreement. As of March 31, 2016, the Company’s ability to pay cash dividends on its common stock under the most restrictive terms of its debt agreements was limited to a total of $25 million in a 12-month period. However, the Company can pay dividends in excess of $25 million in a 12-month period by utilizing “restricted payment baskets” as defined in the indenture for the 2021 Senior Notes and the Third Amended Credit Agreement.

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

Employees and Labor Relations

The Company’s U.S. and United Kingdom union employees are represented by the United Steelworkers Union (the “USW”) and Unite the Union (“UNITE”), respectively.  Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the “IG BCE”).  As of March 31, 2016, the Company had approximately 235 employees covered under collective bargaining agreements that will expire in the next 12-months. The following table shows the expiration dates of the Company’s various bargaining agreements and the number of employees covered under each of these agreements.

Contract Expiration Date	Location	Union	Number of Employees
May 2016	Bolton, England	UNITE	30
September 2016	Brattleboro, VT	USW	78
September 2016	Reading, PA	USW	33
November 2016	Lowville, NY	USW	94
June 2017	Neenah Germany	IG BCE	(a)
January 2018	Whiting, WI	USW	207
June 2018	Neenah, WI	USW	275
July 2018	Munising, MI	USW	197
May 2019	Appleton, WI	USW	80

(a)         Under German law union membership is voluntary and does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement with the IG BCE cannot be determined.

Note 10.  Discontinued Operations

Discontinued Operations

On October 31, 2015, the Company sold the Lahnstein Mill to the Kajo Neukirchen Group for net cash proceeds of approximately $5.4 million. The condensed consolidated statement of operations for the three months ended March 31, 2015 has been revised to report results of the Lahnstein Mill as discontinued operations. The results of the Lahnstein Mill were previously reported in the Technical Products segment.

The following table presents the selected financial information for discontinued operations:

Three Months Ended March 31, 2015
Net sales	$13.8
Cost of products sold	12.4
Gross Profit	1.4
Selling, general and administrative expenses	1.1
Income From Discontinued Operations Before Income Taxes	0.3
Income tax provision	0.1
Income from discontinued operations	$0.2

The following table presents selected cash flow information for discontinued operations:

Three Months Ended March 31, 2015
Depreciation and amortization	$0.8
Capital expenditures	$0.1

Note 11.  Business Segment Information

On July 1, 2015, the Company reorganized its internal management structure and, accordingly, addressed its segment reporting structure. As a result of this reorganization, the Other operating segment (composed of the non-premium Index, Tag and Vellum Bristol product lines acquired as part of the purchase of the Wausau brands) was combined with the Fine Paper and Packaging operating segment to reflect the manner in which this business is managed. Segment information for prior periods has been revised to conform to the current period presentation. In addition, as part of the FiberMark Acquisition, the Company acquired certain product lines composed of papers sold to converters for end uses such as covering materials for datebooks, diaries, yearbooks and traditional photo albums. Due to the dissimilar nature of these products, management decided that they would not be managed as part of either the existing Fine Paper and Packaging or Technical Products businesses. These product lines represent an operating segment which does not meet the quantitative threshold for a reportable segment.

The Company’s reportable operating segments now consist of Technical Products, Fine Paper and Packaging, and Other. The Technical Products segment is an aggregation of the Company’s filtration and performance materials businesses which are similar in terms of economic characteristics, nature of products, processes, customer class and product distribution methods. The technical products business is an international producer of fiber-formed, coated and/or saturated specialized media that delivers high performance benefits to customers. Included in this segment are filtration media, tape and abrasives backings products, and durable label and specialty substrate products. The fine paper and packaging business is a leading supplier of premium printing and other high end specialty papers, premium packaging and specialty office papers primarily in North America.

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

The following table summarizes the net sales, operating income and total assets for each of the Company’s business segments.

	Three Months Ended March 31,
	2016	2015
Net sales
Technical Products	$121.5	$106.1
Fine Paper and Packaging	113.8	108.3
Other	6.8	—
Consolidated	$242.1	$214.4

	Three Months Ended March 31,
	2016	2015
Operating income (loss)
Technical Products	$19.2	$15.6
Fine Paper and Packaging	17.5	17.6
Other	—	—
Unallocated corporate costs	(5.3)	(4.8)
Consolidated	$31.4	$28.4

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our financial position as of March 31, 2016 and our results of operations for the three months ended March 31, 2016 and 2015. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Basis of Presentation

The prior year period segment information has been revised from the amounts previously reported because we reorganized our business segments in July 2015 to conform to our internal management structure and in October 2015 the sale of the Lahnstein Mill resulted in the reclassification of the results of the Lahnstein Mill to discontinued operations.  See Note 11, “Business Segment Information” and Note 10, “Discontinued Operations.”

Executive Summary

For the three months ended March 31, 2016, consolidated net sales increased $27.7 million from the prior year period to $242.1 million due to revenues related to the FiberMark Acquisition (both volumes and a higher priced mix) and incremental heritage technical products volume.

Consolidated operating income of $31.4 million for the three months ended March 31, 2016 increased $3.0 million from the prior year period.  The favorable comparison was primarily due to lower manufacturing input costs (including purchasing synergies), technical products volume growth and increased sales. These favorable variances were partially offset by additional selling, general and administrative (“SG&A”) expenses due to the acquisition and timing of other expenses, integration and restructuring costs, and a less profitable product mix for fine paper and packaging. Excluding integration/restructuring costs, consolidated operating income increased $4.1 million.

Cash provided by operating activities of $16.0 million for the three months ended March 31, 2016 was $10.9 million more than cash provided by operating activities of $5.1 million in the prior year period.  The favorable comparison was primarily due to higher operating earnings and a smaller increase in our investment in working capital.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, earnings before interest and taxes (which we refer to as “operating income”) and other information relevant to an understanding of our results of operations for the three months ended March 31, 2016 and 2015.

Analysis of Net Sales — Three months ended March 31, 2016 and 2015

The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended March 31,
Net sales	2016		2015
Technical Products	$121.5	50%	$106.1	49%
Fine Paper and Packaging	113.8	47%	108.3	51%
Other	6.8	3%	—	0%
Consolidated	$242.1	100%	$214.4	100%

Commentary:

The following table presents our net sales by segment for the three months ended March 31, 2016 and 2015:

			Change in Net Sales Compared to Prior Period
	Three Months			Change Due To
	Ended March 31,				Average
	2016	2015	Total Change	Volume	Net Price	Currency
Technical Products	$121.5	$106.1	$15.4	$19.1	$(2.3)	$(1.4)
Fine Paper and Packaging	113.8	108.3	5.5	5.7	(0.2)	—
Other	6.8	—	6.8	6.8	—	—
Consolidated	$242.1	$214.4	$27.7	$31.6	$(2.5)	$(1.4)

Consolidated net sales for the three months ended March 31, 2016 were $27.7 million (13%) higher than the prior year period as revenues related to the FiberMark Acquisition (including a higher priced mix) and incremental heritage technical products volume growth more than offset unfavorable currency exchange effects.

•      Net sales in our technical products business increased $15.4 million (15%) from the prior period due to acquired volume, a higher priced mix due to acquired grades, and incremental volume growth in performance materials and filtration, partially offset by lower average selling prices and unfavorable currency exchange effects.

•      Net sales in our fine paper and packaging business increased $5.5 million (5%) from the prior year period due to acquired volume and higher average net prices due to mix of acquired grades.

Analysis of Operating Income—Three months ended March 31, 2016 and 2015

The following table sets forth line items from our condensed consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended March 31,
	2016	2015

Net sales	100.0%	100.0%
Cost of products sold	75.7	76.9
Gross profit	24.3	23.1
Selling, general and administrative expenses	10.9	9.7
Integration/restructuring costs	0.4	—
Other expense – net	—	0.2
Operating income	13.0	13.2
Interest expense-net	1.2	1.3
Income from continuing operations before income taxes	11.8	11.9
Provision for income taxes	3.9	4.4
Income from continuing operations	7.9%	7.5%

Commentary:

The following table presents our operating income by segment for the three months ended March 31, 2016 and 2015:

			Change in Operating Income Compared to Prior Period
	Three Months			Change Due To
	Ended March 31,		Total		Net	Material
	2016	2015	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$19.2	$15.6	$3.6	$4.3	$0.1	$2.2	$(0.3)	$(2.7)
Fine Paper and Packaging	17.5	17.6	(0.1)	(0.2)	(0.3)	2.9	—	(2.5)
Other	—	—	—	0.2	—	—	—	(0.2)
Unallocated corporate costs	(5.3)	(4.8)	(0.5)	—	—	—	—	(0.5)
Consolidated	$31.4	$28.4	$3.0	$4.3	$(0.2)	$5.1	$(0.3)	$(5.9)

(a)                   Includes changes in selling price and product mix.

(b)                   Includes price changes for raw materials, energy, and acquisition related synergies.

(c)                    Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and SG&A expenses, integration/restructuring costs, and acquisition related synergies.

Consolidated operating income of $31.4 million for the three months ended March 31, 2016 increased $3.0 million (11%) from the prior year period.  The favorable comparison was primarily due to lower manufacturing input costs (including purchasing synergies), incremental technical products volume and increased sales. These favorable variances were partially offset by higher acquisition related SG&A and integration and restructuring costs, the timing of certain other SG&A expenses and a less profitable product mix for fine paper and packaging.  Excluding integration and restructuring costs, operating income increased $4.1 million (14%).

•      Operating income for our technical products business increased $3.6 million (23%) from the prior year period primarily due to incremental volume growth, improved net price, and lower manufacturing input costs.  These favorable variances were partially offset by incremental acquired SG&A and integration costs, and unfavorable currency exchange effects.  Excluding integration costs, operating income increased $3.9 million (25%).

•      Operating income for our fine paper and packaging business decreased $0.1 million (1%) from the prior year period as lower manufacturing input costs, manufacturing efficiencies, and higher sales were more than offset by a less profitable product mix, incremental acquired SG&A and timing of other SG&A costs, and integration costs.  Excluding integration costs, operating income increased $0.2 million (1%).

•                  Unallocated corporate expenses for the three months ended March 31, 2016 of $5.3 million were $0.5 million unfavorable to the prior year period.  The unfavorable comparison to the prior year period is primarily due to $0.3 million of restructuring costs in the current year period.

The following table sets forth our operating income by segment for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Operating income
Technical Products	$19.2	$15.6
Fine Paper and Packaging	17.5	17.6
Other	—	—
Unallocated corporate costs	(5.3)	(4.8)
Operating Income as Reported	31.4	28.4
Adjustments to Reported Operating Income
Technical Products
Integration/Restructuring costs	0.3	—
Fine Paper and Packaging
Integration costs	0.3	—
Other
Integration costs	0.2	—
Unallocated corporate costs
Restructuring costs	0.3	—
Total Adjustments to Reported Operating Income	1.1	—
Operating Income as Adjusted	$32.5	$28.4

In accordance with generally accepted accounting principles in the United States (“GAAP”), consolidated operating income includes the pre-tax effects of unusual items. We believe that by adjusting reported operating income to exclude the effects of these items, the resulting adjusted operating income is on a basis that reflects the results of our ongoing operations. We believe that providing adjusted operating results will help investors gain an additional perspective of underlying business trends and results. Adjusted operating income is not a recognized term under GAAP and should not be considered in isolation or as a substitute for operating income derived in accordance with GAAP. Other companies may use different methodologies for calculating their non-GAAP financial measures and, accordingly, our non-GAAP financial measures may not be comparable to their measures.

Additional Statement of Operations Commentary:

•                  SG&A expense of $26.4 million for the three months ended March 31, 2016 was $5.6 million higher than SG&A expense of $20.8 million in the prior year period primarily due to the FiberMark Acquisition and the timing of certain other expenses.  For the three months ended March 31, 2016, SG&A expense as a percent of sales increased to 10.9 percent from 9.7 percent in the prior year period.

•                  For the three months ended March 31, 2016, we incurred net interest expense of $2.9 million which was unchanged from the prior year period as lower average borrowing costs were offset by higher average net debt levels due to incremental borrowings under our Global Revolving Credit Facilities to partially fund the FiberMark Acquisition.

•                  In general, our effective tax rate differs from the U.S. statutory tax rate of 35 percent primarily due to the proportion of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate. For the three months ended March 31, 2016 and 2015, we recorded an income tax provision of $9.5 million and $9.4 million, respectively.  The effective income tax rate for the three months ended March 31, 2016 and 2015 was 33 percent and 37 percent, respectively.  The decrease in our effective tax rate was primarily due to the inclusion of the effects of research and development and other tax credits in the 2016 tax provision, while the 2015 tax provision did not include such credits since the extension of the credits had not been approved. The effective income tax rate of 33 percent for the three months ended March 31, 2016 was consistent with the full-year rate for 2015.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2016	2015
Net cash flow provided by (used in):
Operating activities	$16.0	$5.1
Investing activities:
Capital expenditures	(11.3)	(5.7)
Other investing activities	(0.4)	(0.2)
Total	(11.7)	(5.9)
Financing activities	(3.4)	(12.4)
Effect of exchange rate changes on cash and cash equivalents	—	(0.6)
Net increase (decrease) in cash and cash equivalents	$0.9	$(13.8)

Operating Cash Flow Commentary

•                  Cash provided by operating activities of $16.0 million for the three months ended March 31, 2016 was $10.9 million more than cash provided by operating activities of $5.1 million in the prior year period.  The favorable comparison was primarily due to higher operating earnings and a smaller increase in our investment in working capital.

Investing Commentary:

•                  For the three months ended March 31, 2016 and 2015, cash used by investing activities was $11.7 million and $5.9 million, respectively. The increase was due to capital expenditures, which for the three months ended March 31, 2016 were $11.3 million compared to spending of $5.7 million in the prior year period. In general, we expect aggregate annual capital expenditures of approximately 3 to 5 percent of net sales. For 2016, we expect annual capital expenditures of approximately $65 million to exceed our normal level of spending due to incremental investments in filtration assets in the U.S. We expect that capital spending will return to our normal range in 2017. We believe that the level of our capital spending can be more than adequately funded from cash provided from operating activities and allows us to maintain the efficiency and cost effectiveness of our assets and also invest in expanded manufacturing capabilities to successfully pursue strategic initiatives and deliver attractive returns.

Financing Commentary:

Our liquidity requirements are provided by cash generated from operations and short and long-term borrowings.

•                  For the three months ended March 31, 2016 and 2015, cash used in financing activities was $3.4 million and $12.4 million, respectively.

•                  Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of March 31, 2016, we had $60.2 million outstanding under our Global Revolving Credit Facilities and $115.2 million of available credit (based on exchange rates at March 31, 2016).

•                  We have required debt principal payments through March 31, 2017 of $1.3 million for principal payments on the German loan agreement.

•                  For the three months ended March 31, 2016, cash and cash equivalents increased $0.9 million to $5.1 million at March 31, 2016 from $4.2 million at December 31, 2015.  Total debt increased $9.4 million to $238.8 million at March 31, 2016 from $229.4 million at December 31, 2015. Net debt (total debt minus cash and cash equivalents) increased by $8.5 million.

•                  As of March 31, 2016, our cash balance of $5.1 million consists of $1.4 million in the U.S. and $3.7 million held at entities outside of the U.S. As of March 31, 2016, there were no restrictions regarding the repatriation of our non-U.S. cash and, we believe, the repatriation of these cash balances to the U.S. would not materially increase our income tax provision.

Transactions With Shareholders

•                  In November 2015, our Board of Directors approved a ten percent increase in the annual dividend rate on our common stock to $1.32 per share. Beginning in March 2016, the dividend is being paid in four equal quarterly installments of $0.33 per share. As of March 31, 2016, under the most restrictive terms of our debt agreements, our ability to pay cash dividends on our common stock is limited to a total of $25 million in a 12-month period. This limitation is triggered depending on our leverage levels under the Senior Notes and credit availability under the Third Amended Credit Agreement.  For the three months ended March 31, 2016 and 2015, we paid cash dividends of $0.33 per common share or $5.6 million and $0.30 per common share or $5.1 million, respectively.

•                  In May 2015, our Board of Directors authorized the 2015 Stock Purchase Plan. The 2015 Stock Purchase Plan allows us to repurchase up to $25 million of our outstanding Common Stock through May 2016. Purchases under the 2015 Stock Purchase Plan will be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. The 2015 Stock Purchase Plan does not require us to purchase any specific number of shares and may be suspended or discontinued at any time. The 2015 Stock Purchase Plan replaced the 2014 Stock Purchase Plan that expired in May 2015. For the three months ended March 31, 2016, we acquired approximately 93,600 shares of Common Stock at a cost of $5.2 million pursuant to the 2015 Stock Purchase Plan. For the three months ended March 31, 2015, we acquired approximately 58,100 shares of Common Stock at a cost of $3.3 million pursuant to the 2014 Stock Purchase Plan.  As of March 31, 2016, we have made aggregate purchases of 219,200 shares of Common Stock at a cost of $12.3 million under the 2015 Stock Purchase Plan and 2014 Stock Purchase Plan.

Other Items:

•                  As of March 31, 2016, we had $73.8 million of state NOLs. Our state NOLs may be used to offset approximately $2.4 million in state income taxes. If not used, substantially all of the state NOLs will expire in various amounts between 2016 and 2035. In addition, we had $27.9 million of U.S. federal and state R&D Credits which, if not used, will expire between 2027 and 2035 for the U.S. federal R&D Credits and between 2017 and 2030 for the state R&D Credits. As of March 31, 2016, we recorded a valuation allowance of $2.9 million against a portion of the R&D Credits.

Management believes that our ability to generate cash from operations and our borrowing capacity are adequate to fund working capital, capital spending and other cash needs for the next 12 months. Our ability to generate adequate cash from operations beyond 2016 will depend on, among other things, our ability to successfully implement our business strategies, control costs in line with market conditions and manage the impact of changes in input prices and currencies. We can give no assurance we will be able to successfully implement these items.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. We believe that the estimates, assumptions and judgments described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. The critical accounting policies used in the preparation of the consolidated financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regard to estimates used. These critical judgments relate to the timing of recognizing sales revenue, the recoverability of deferred income tax assets, pension benefits and future cash flows associated with impairment testing of long-lived assets. Actual results could differ from these estimates and changes in these estimates are recorded when known. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition.  There have been no significant changes in these policies, or the estimates used in the application of the policies, since December 31, 2015.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

As of March 31, 2016, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the three months ended March 31, 2016. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 9, “Contingencies and Legal Matters” of Notes to Condensed Consolidated Financial Statements of Item 1 — Financial Statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities:

The following table contains information about our purchases of our equity securities for the three months ended March 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (a)
January 1, 2016 — January 31, 2016	23,700	$56.79	23,700	$21,250,000
February 1, 2016 — February 29, 2016	70,500	$55.76	69,900	$17,350,000
March 1, 2016 — March 31, 2016	—	$—	—	$17,350,000

(a)         In May 2015, our Board of Directors authorized a program that would allow us to repurchase up to $25 million of our outstanding Common Stock over the next 12 months (the “2015 Stock Purchase Plan”). The 2015 Stock Purchase Plan replaced a substantially identical $25 million repurchase program that expired in May 2015 (the “2014 Stock Purchase Plan”).  As of March 31, 2016, the Company has purchased approximately 219,200 shares of Common Stock at an aggregate cost of $12.3 million under the 2015 Stock Purchase Plan and 2014 Stock Purchase Plan.

Item 6.  Exhibits

Exhibit Number	Exhibit

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

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

May 10, 2016