Form 10-Q
period 2016-06-30
Neenah Paper Inc
filed 2016-08-04
CIK 1296435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 2, 2016, there were approximately 16,780,000 shares of the Company’s common stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$246.0	$211.3	$488.1	$425.7
Cost of products sold	186.0	163.3	369.3	328.2
Gross profit	60.0	48.0	118.8	97.5
Selling, general and administrative expenses	24.4	19.6	50.8	40.4
Integration/restructuring costs	1.4	—	2.5	—
Other expense - net	0.3	0.7	0.2	1.0
Operating income	33.9	27.7	65.3	56.1
Interest expense - net	2.7	2.9	5.6	5.8
Income from continuing operations before income taxes	31.2	24.8	59.7	50.3
Provision for income taxes	10.5	8.4	20.0	17.8
Income from continuing operations	20.7	16.4	39.7	32.5
(Loss) income from discontinued operations, net of income taxes (Note 10)	(0.4)	0.3	(0.4)	0.5
Net income	$20.3	$16.7	$39.3	$33.0

Earnings Per Common Share
Basic
Continuing operations	$1.22	$0.97	$2.34	$1.92
Discontinued operations	(0.02)	0.01	(0.02)	0.03
Basic	$1.20	$0.98	$2.32	$1.95
Diluted
Continuing operations	$1.21	$0.96	$2.32	$1.89
Discontinued operations	(0.02)	0.01	(0.02)	0.03
Diluted	$1.19	$0.97	$2.30	$1.92

Weighted Average Common Shares Outstanding (in thousands)
Basic	16,757	16,735	16,778	16,739
Diluted	16,971	16,957	16,987	16,994
Cash Dividends Declared Per Share of Common Stock	$0.33	$0.30	$0.66	$0.60

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$20.3	$16.7	$39.3	$33.0
Unrealized foreign currency translation (loss) gain	(3.5)	2.5	0.2	(10.9)
Reclassification of amortization of adjustments to pension and other postretirement benefit liabilities recognized in net periodic benefit cost (Note 6)	1.8	1.8	3.6	3.6
Unrealized gain on “available-for-sale” securities	0.1	—	0.1	—
(Loss) income from other comprehensive income items	(1.6)	4.3	3.9	(7.3)
Provision for income taxes	0.7	0.7	1.4	1.3
Other comprehensive (loss) income	(2.3)	3.6	2.5	(8.6)
Comprehensive income	$18.0	$20.3	$41.8	$24.4

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$4.5	$4.2
Accounts receivable (less allowances of $1.6 million and $1.7 million)	112.5	97.3
Inventories	123.9	120.6
Prepaid and other current assets	14.8	24.5
Total Current Assets	255.7	246.6
Property, Plant and Equipment
Property, Plant and Equipment, at cost	724.9	694.5
Less accumulated depreciation	385.2	371.5
Property, plant and equipment—net	339.7	323.0
Deferred Income Taxes	13.1	20.0
Goodwill	72.2	72.2
Intangible Assets—net	76.7	79.1
Other Assets	13.7	10.5
TOTAL ASSETS	$771.1	$751.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$1.2	$1.2
Accounts payable	56.9	53.7
Accrued expenses	49.3	51.2
Total Current Liabilities	107.4	106.1
Long-term Debt	218.0	228.2
Deferred Income Taxes	12.2	11.8
Noncurrent Employee Benefits	87.4	89.7
Other Noncurrent Obligations	3.9	4.0
TOTAL LIABILITIES	428.9	439.8
Contingencies and Legal Matters (Note 9)
TOTAL STOCKHOLDERS’ EQUITY	342.2	311.6
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$771.1	$751.4

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$39.3	$33.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16.2	14.4
Stock-based compensation	4.2	3.5
Excess tax benefits from stock-based compensation	(0.8)	(0.9)
Deferred income tax provision	6.3	8.7
Non-cash effects of changes in liabilities for uncertain income tax positions	—	(0.1)
Loss (gain) on asset dispositions	0.1	(0.3)
Increase in working capital	(9.7)	(16.2)
Pension and other postretirement benefits	0.8	2.2
Other	(0.1)	0.2
NET CASH PROVIDED BY OPERATING ACTIVITIES	56.3	44.5
INVESTING ACTIVITIES
Capital expenditures	(28.6)	(12.6)
Purchase of marketable securities	(0.1)	(0.1)
Other	—	0.3
NET CASH USED IN INVESTING ACTIVITIES	(28.7)	(12.4)
FINANCING ACTIVITIES
Long-term borrowings (Note 5)	133.3	—
Debt issuance costs	—	(0.1)
Repayments of long-term debt (Note 5)	(145.0)	(13.4)
Shares purchased (Note 8)	(5.4)	(3.8)
Proceeds from exercise of stock options	0.6	0.4
Excess tax benefits from stock-based compensation	0.8	0.9
Other	(0.3)	—
Cash dividends paid	(11.1)	(10.1)
NET CASH USED IN FINANCING ACTIVITIES	(27.1)	(26.1)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(0.2)	(0.6)
NET INCREASE IN CASH AND CASH EQUIVALENTS	0.3	5.4
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4.2	72.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4.5	$78.0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest expense capitalized	$5.1	$5.5
Cash paid during period for income taxes	$9.6	$8.7
Non-cash investing activities:
Liability for equipment acquired	$7.1	$4.3

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

The condensed consolidated statement of operations and related notes to the condensed consolidated financial statements for the three and six months ended June 30, 2015 have been revised to report the results of the Company’s former wall covering mill located in Lahnstein, Germany (the “Lahnstein Mill”) as discontinued operations. See Note 10, “Discontinued Operations.”  In July 2015, the Company reorganized its internal management structure and, accordingly, addressed its segment reporting structure. Segment information for the three and six months ended June 30, 2015 has been revised to conform to the current period presentation. See Note 11, “Business Segment Information.”

Earnings per Share (“EPS”)

The following table presents the computation of basic and diluted EPS (dollars in millions except per share amounts, shares in thousands):

Earnings Per Basic Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income from continuing operations	$20.7	$16.4	$39.7	$32.5
Amounts attributable to participating securities	(0.2)	(0.3)	(0.4)	(0.4)
Income from continuing operations available to common stockholders	20.5	16.1	39.3	32.1
(Loss) Income from discontinued operations, net of income taxes	(0.4)	0.3	(0.4)	0.5
Net income available to common stockholders	$20.1	$16.4	$38.9	$32.6

Weighted-average basic shares outstanding	16,757	16,735	16,778	16,739
Basic earnings per share
Continuing operations	$1.22	$0.97	$2.34	$1.92
Discontinued operations	(0.02)	0.01	(0.02)	0.03
	$1.20	$0.98	$2.32	$1.95

Earnings Per Diluted Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income from continuing operations	$20.7	$16.4	$39.7	$32.5
Amounts attributable to participating securities	(0.2)	(0.3)	(0.4)	(0.4)
Income from continuing operations available to common stockholders	20.5	16.1	39.3	32.1
(Loss) Income from discontinued operations, net of income taxes	(0.4)	0.3	(0.4)	0.5
Net income available to common stockholders	$20.1	$16.4	$38.9	$32.6

Weighted-average basic shares outstanding	16,757	16,735	16,778	16,739
Add: Assumed incremental shares under stock compensation plans (a)	214	222	209	255

Weighted-average diluted shares	16,971	16,957	16,987	16,994
Diluted earnings per share
Continuing operations	$1.21	$0.96	$2.32	$1.89
Discontinued operations	(0.02)	0.01	(0.02)	0.03
	$1.19	$0.97	$2.30	$1.92

(a)         For the three months ended June 30, 2016, there were no antidilutive options.  For the three months ended June 30, 2015, approximately 90,000 potentially dilutive options were excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s common stock. For the six months ended June 30, 2016 and 2015, approximately 111,000 and 45,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s common stock for the respective three month periods during which the options were outstanding.

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

The following table presents the carrying value and the fair value of the Company’s debt.

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value (a)(b)	Carrying Value	Fair Value (a)(b)
2021 Senior Notes (5.25% fixed rate)	$175.0	$175.6	$175.0	$169.9
Global Revolving Credit Facilities (variable rates)	40.8	40.8	51.1	51.1
German loan agreement (2.45% fixed rate)	7.8	7.8	8.3	8.3
Total debt	$223.6	$224.2	$234.4	$229.3

(a)         The fair value for all debt instruments was estimated from Level 2 measurements.

(b)         The fair value of short and long-term debt is estimated using rates currently available to the Company for debt of the same remaining maturities.

As of June 30, 2016, the Company had $3.5 million in marketable securities classified as “Other Assets” on the condensed consolidated balance sheet. The cost of such marketable securities was $3.4 million. Fair value for the Company’s marketable securities was estimated from Level 1 inputs. The Company’s marketable securities are designated for the payment of benefits under its supplemental employee retirement plan (“SERP”). As of June 30, 2016, Neenah Germany had investments of $1.6 million that were restricted to the payment of certain post-retirement employee benefits of which $0.5 million and $1.1 million are classified as “Prepaid and other current assets” and “Other Assets”, respectively, on the condensed consolidated balance sheet.

Note 2.  Accounting Standard Changes

In May 2014, the FASB, issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606). This guidance specifies how and when an entity will recognize revenue arising from contracts with customers and requires entities to disclose information about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017. Early adoption is permitted to the original effective date of December 15, 2016. On April 14, 2016, the FASB issued ASU 2016-10, which amends certain aspects of the guidance in ASU 2014-09 on identifying performance obligations and licensing. On May 9, 2016, the FASB issued ASU 2016-12, which amends certain aspects of the guidance in ASU 2014-09 on collectability, presentation of sales tax, noncash consideration, contract modifications and completed contracts at transition, and transition method. The effective date for these ASUs is the same as the effective date for ASU 2014-09. The Company is currently assessing the impact of the adoption of these changes on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current lease accounting. The guidance also eliminates current real estate-specific provisions for all entities. ASU 2016-09 is effective for fiscal years beginning after December 15, 2018, although early adoption is permitted. The Company is currently assessing the impact of the adoption of ASU 2016-09 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).  ASU 2016-09 modifies the accounting for excess tax benefits and tax deficiencies associated with share-based payments and amends the associated cash flow presentation. ASU 2016-09 (i) eliminates the requirement to recognize excess tax benefits in additional paid-in capital (“APIC”), (ii) eliminates the requirement to evaluate tax deficiencies for APIC or income tax expense classification and (iii) provides for these benefits or deficiencies to be recorded as an income tax expense or benefit in the income statement. Additionally, the tax benefits related to dividends paid on share-based payment awards will be reflected as an income tax benefit in the income statement. With these changes, tax-related cash flows resulting from share-based payments will be classified as operating activities as opposed to financing activities, as currently presented. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, although early adoption is permitted. The Company is currently assessing the impact of the adoption of ASU 2016-09 on its consolidated financial statements.

As of June 30, 2016, no other amendments to the ASC were issued that will have or are reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 3.  Acquisitions

Acquisition of FiberMark

On August 1, 2015, the Company purchased all of the outstanding equity of ASP FiberMark, LLC (“FiberMark”) from ASP FiberMark Holdings, LLC for approximately $118 million (the “FiberMark Acquisition”).  For the three and six months ended June 30, 2016, the Company incurred $1.1 million and $1.8 million of integration costs, respectively.

The following selected unaudited pro forma consolidated statement of operations data for the three and six months ended June 30, 2015 was prepared as though the FiberMark Acquisition had occurred as of the beginning of the comparable annual reporting period.  The information does not reflect events that occurred after June 30, 2015 or any operating efficiencies or inefficiencies that may result from the FiberMark Acquisition. Therefore, the information is not necessarily indicative of results that would have been achieved had the businesses been combined during the period presented or the results that the Company will experience going forward.

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Net sales	$254.9	$510.4
Operating income	30.8	60.5
Income from continuing operations	18.7	35.5
Income from discontinued operations	0.3	0.5
Net income	19.0	36.0
Earnings Per Common Share
Basic
Continuing operations	$1.11	$2.10
Discontinued Operations	0.01	0.03
	$1.12	$2.13

Diluted
Continuing operations	$1.09	$2.08
Discontinued Operations	0.01	0.03
	$1.10	$2.11

Note 4.  Supplemental Balance Sheet Data

The following table presents inventories by major class:

	June 30, 2016	December 31, 2015
Raw materials	$30.7	$30.4
Work in progress	30.3	28.9
Finished goods	67.4	67.2
Supplies and other	3.0	4.1
	131.4	130.6
Adjust FIFO inventories to LIFO cost	(7.5)	(10.0)
Total	$123.9	$120.6

The FIFO values of inventories valued on the LIFO method were $117.9 million and $118.2 million as of June 30, 2016 and December 31, 2015, respectively. For the three and six months ended June 30, 2016, income from continuing operations before income taxes was reduced by less than $0.1 million due to a decrease in certain LIFO inventory quantities.

The following table presents changes in accumulated other comprehensive income (“AOCI”) for the six months ended June 30, 2016:

	Unrealized foreign currency translation gain (loss)	Net gain (loss) from pension and other postretirement liabilities	Unrealized gain on “available-for-sale” securities	Accumulated other comprehensive income (loss)
AOCI — December 31, 2015	$(20.8)	$(57.5)	$—	$(78.3)
Other comprehensive income before reclassifications	0.2	—	0.1	0.3
Amounts reclassified from AOCI	—	3.6	—	3.6
Income from other comprehensive income items	0.2	3.6	0.1	3.9
Provision for income taxes	—	1.4	—	1.4
Other comprehensive income	0.2	2.2	0.1	2.5
AOCI — June 30, 2016	$(20.6)	$(55.3)	$0.1	$(75.8)

For each of the six months ended June 30, 2016 and 2015, the Company reclassified $3.6 million of costs from accumulated other comprehensive income to cost of products sold and selling, general and administrative expenses on the condensed consolidated statements of operations. For the six months ended June 30, 2016 and 2015, the Company recognized an income tax benefit of $1.4 million and $1.3 million, respectively, related to such reclassifications classified as Provision for income taxes on the condensed consolidated statements of operations.

Note 5.  Debt

Long-term debt consisted of the following:

	June 30, 2016	December 31, 2015
2021 Senior Notes (5.25% fixed rate) due May 2021	$175.0	$175.0
Global Revolving Credit Facilities (variable rates) due December 2019	40.8	51.1
German loan agreement (2.45% fixed rate) due in 32 equal quarterly installments ending September 2022	7.8	8.3
Deferred financing costs	(4.4)	(5.0)
Total debt	219.2	229.4
Less: Debt payable within one year	1.2	1.2
Long-term debt	$218.0	$228.2

2021 Senior Notes

In May 2013, the Company completed an underwritten offering of eight-year senior unsecured notes (the “2021 Senior Notes”) at a face amount of $175 million. The 2021 Senior Notes contain terms, covenants and events of default with which the Company must comply, which the Company believes are ordinary and standard for notes of this nature. As of June 30, 2016, the Company was in compliance with all terms of the indenture for the 2021 Senior Notes.

Amended and Restated Secured Revolving Credit Facility

In December 2014, the Company amended and restated its existing credit facility by entering into the Third Amended and Restated Credit Agreement (the “Third Amended Credit Agreement”).  The Third Amended Credit Agreement, among other things:

(1)         provides for a secured U.S. revolving credit facility in the maximum principal amount of $125 million (the “U.S. Revolving Credit Facility”);

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

The Third Amended Credit Agreement contains covenants with which the Company and its subsidiaries must comply during the term of the agreement, which the Company believes are ordinary and standard for agreements of this nature. As of June 30, 2016, the Company was in compliance with all terms of the Third Amended Credit Agreement. In addition, if aggregate availability under the Global Revolving Credit Facilities is less than the greater of (i) $20 million or (ii) 10% of the maximum aggregate commitments under the Global Revolving Credit Facilities as then in effect, the Company is required to comply with a fixed charge coverage ratio (as defined in the Third Amended Credit Agreement) of not less than 1.1 to 1.0 for the preceding four-quarter period, tested as of the end of each quarter. As of June 30, 2016, aggregate availability under the Global Revolving Credit Facilities exceeded the minimum required amount, and the Company was not required to comply with such fixed charge coverage ratio.

On July 28, 2016, the Company amended its existing Third Amended Credit Agreement (the “First Amendment”), which among other things, makes certain definitional and administrative changes to address the calculation of the fixed charge coverage ratio, as described in the First Amendment.

Availability under the Global Revolving Credit Facilities varies over time depending on the value of the Company’s inventory, receivables and various capital assets. As of June 30, 2016, the Company had $40.8 million of borrowings and $2.5 million in letters of credit outstanding under the Global Revolving Credit Facilities and $131.7 million of available credit (based on exchange rates at June 30, 2016). As of June 30, 2016, the weighted-average interest rate on outstanding Global Revolving Credit Facility borrowings was 1.9 percent per annum. As of December 31, 2015, the weighted-average interest rate under the Global Revolving Credit Facilities was 1.8 percent per annum.

Under the terms of the 2021 Senior Notes and the Third Amended Credit Agreement, the Company has limitations on its ability to repurchase shares of and pay dividends on its Common Stock. These limitations are triggered depending on the Company’s credit availability under the Third Amended Credit Agreement and leverage levels under the Senior Notes.  As of June 30, 2016, none of these covenants were restrictive to the Company’s ability to repurchase shares of and pay dividends on its Common Stock.

Borrowings and Repayments of Long-Term Debt

The condensed consolidated statements of cash flows present borrowings and repayments under the Global Revolving Credit Facilities using a gross approach. This approach presents not only discrete borrowings for transactions such as a business acquisition, but also reflects all borrowings and repayments that occur as part of daily management of cash receipts and disbursements. For the six months ended June 30, 2016, the Company made scheduled debt repayments of $0.6 million and net long-term debt repayments of $11.1 million related to daily cash management activities.  For the six months ended June 30, 2015, the Company made scheduled debt repayments of $0.6 million and net long-term debt repayments of $12.8 million related to daily cash management activities.

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

The following table presents the components of net periodic benefit cost for the Company’s defined benefit plans and postretirement plans other than pensions:

Components of Net Periodic Benefit Cost for Defined Benefit Plans

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended June 30,
	2016	2015	2016	2015
Service cost	$1.2	$1.3	$0.3	$0.5
Interest cost	4.0	3.2	0.4	0.4
Expected return on plan assets (a)	(4.7)	(4.5)	—	—
Recognized net actuarial loss	1.6	1.6	—	0.1
Amortization of prior service benefit	0.1	0.1	—	(0.1)
Net periodic benefit cost	$2.2	$1.7	$0.7	$0.9

	Pension Benefits		Postretirement Benefits Other than Pensions
	Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$2.4	$2.7	$0.6	$0.9
Interest cost	8.0	6.5	0.8	0.8
Expected return on plan assets (a)	(9.5)	(9.1)	—	—
Recognized net actuarial loss	3.3	3.1	0.1	0.1
Amortization of prior service benefit	0.1	0.1	(0.1)	(0.1)
Net periodic benefit cost	$4.3	$3.3	$1.4	$1.7

(a)         The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

The Company expects to make aggregate contributions to qualified and nonqualified defined benefit pension trusts and to pay pension benefits for unfunded pension plans of approximately $10 million (based on exchange rates at June 30, 2016) in calendar 2016.  For the six months ended June 30, 2016, the Company made $3.4 million of such payments.

Note 7.  Stock Compensation Plan

Stock Options and Stock Appreciation Rights (“Options”)

The following table presents information regarding Options awarded during the six months ended June 30, 2016:

Options granted	113,935
Per share weighted average exercise price	$58.03
Per share weighted average grant date fair value	$13.51

The weighted-average grant date fair value for Options granted during the six months ended June 30, 2016 was estimated using the Black-Scholes option valuation model with the following assumptions:

Expected term in years	5.8
Risk free interest rate	1.8%
Volatility	32.1%
Dividend yield	3.0%

The following table presents information regarding Options that vested during the six months ended June 30, 2016:

Options vested	90,432
Aggregate grant date fair value of Options vested (in millions)	$1.2

The following table presents information regarding outstanding Options:

	June 30, 2016	December 31, 2015
Options outstanding	570,542	526,611
Aggregate intrinsic value (in millions)	$19.8	$16.1
Per share weighted average exercise price	$37.68	$31.94

Exercisable Options	249,405	232,594
Aggregate intrinsic value (in millions)	$10.6	$9.0

Unvested Options	321,137	294,017
Per share weighted average grant date fair value	$12.42	$12.09

Performance Share Units (“PSUs”) and Restricted Share Units (“RSUs”)

For the six months ended June 30, 2016, the Company granted target awards of approximately 54,364 PSUs. The measurement period for the PSUs is January 1, 2016 through December 31, 2016. The PSUs vest on December 31, 2018. Common Stock equal to not less than 40 percent and not more than 200 percent of the PSUs target will be awarded based on the Company’s return on invested capital, consolidated revenue growth and total return to shareholders relative to the companies in the Russell 2000® Value small cap index. The market price on the date of grant for the PSUs was $57.95 per share.

For the six months ended June 30, 2016, the Company awarded 1,652 RSUs to employees and 7,020 RSUs to non-employee members of the Board of Directors. The weighted average grant date fair value of such awards was $66.86 per share and the awards vest one year from the date of grant. During the vesting period, the holders of the RSUs are entitled to dividends, but the RSUs do not have voting rights and are forfeited in the event the holder is no longer an employee or member of the Board of Directors on the vesting date.

Note 8.  Stockholders’ Equity

Common Stock

As of June 30, 2016 and December 31, 2015, the Company had 16,778,000 shares and 16,819,000 shares of Common Stock outstanding, respectively.

In May 2016, the Company’s Board of Directors authorized a program that would allow the Company to repurchase up to $25 million of its outstanding Common Stock over the next 12 months (the “2016 Stock Purchase Plan”). The Company also had $25 million repurchase programs in place during the preceding two years that expired in May 2016 (the “2015 Stock Purchase Plan”) and May 2015 (the “2014 Stock Purchase Plan”), respectively. The following table shows shares purchased under the respective stock purchase plans:

	Six Months Ended June 30,
	2016		2015
	Shares	$	Shares	$
2016 Stock Purchase Plan	1,642	$0.1	—	$—

2015 Stock Purchase Plan	93,593	5.3	5,000	0.3

2014 Stock Purchase Plan	—	—	60,900	3.4

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

Income Taxes

The Company periodically undergoes examination by the Internal Revenue Service (the “IRS”) as well as various state and foreign jurisdictions. These tax authorities routinely challenge certain deductions and credits reported by the Company on its income tax returns.  No significant tax audit findings are being contested at this time with either the IRS or any state or foreign tax authority.

Employees and Labor Relations

The Company’s U.S. union employees are represented by the United Steelworkers Union (the “USW”).  Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the “IG BCE”).  As of June 30, 2016, the Company had approximately 192 employees covered under collective bargaining agreements that will expire in the next 12-months. The following table shows the expiration dates of the Company’s various bargaining agreements and the number of employees covered under each of these agreements.

Contract Expiration Date	Location	Union	Number of Employees
August 2016	Brattleboro, VT	USW	74
September 2016	Reading, PA	USW	29
November 2016	Lowville, NY	USW	89
June 2017	Neenah Germany	IG BCE	(a)
January 2018	Whiting, WI	USW	206
June 2018	Neenah, WI	USW	269
July 2018	Munising, MI	USW	200
May 2019	Appleton, WI	USW	78

(a)         Under German law union membership is voluntary and does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement with the IG BCE cannot be determined.

The Company’s United Kingdom salaried and hourly employees are eligible to participate in Unite the Union (“UNITE”) on an individual basis, but not under a collective bargaining agreement.

Note 10.  Discontinued Operations

Discontinued Operations

On October 31, 2015, the Company sold the Lahnstein Mill to the Kajo Neukirchen Group (“the Acquirer”) for net cash proceeds of approximately $5.4 million. During the second quarter of 2016, the Company and the Acquirer finalized the purchase price for the Lahnstein Mill, which will result in a payment by the Company of $0.5 million to the Acquirer.  The Company recognized this payment, plus associated transaction costs, as a loss from discontinued operations of $0.6 million ($0.4 million, net of tax) in our consolidated statement of operations for the three and six months ended June 30, 2016.

The condensed consolidated statement of operations for the three and six months ended June 30, 2015 have been revised to report results of the Lahnstein Mill as discontinued operations. The results of the Lahnstein Mill were previously reported in the Technical Products segment. The following table presents the selected financial information for discontinued operations:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Net sales	$12.8	$26.6
Cost of products sold	11.6	24.0
Gross Profit	1.2	2.6
Selling, general and administrative expenses and other expenses	0.9	2.0
Income From Discontinued Operations Before Income Taxes	0.3	0.6
Income tax provision	—	0.1
Income from discontinued operations	$0.3	$0.5

The following table presents selected cash flow information for discontinued operations:

Six Months Ended June 30, 2015
Depreciation and amortization	$1.6
Capital expenditures	$0.3

Note 11.  Business Segment Information

The Company’s reportable operating segments consist of Technical Products, Fine Paper and Packaging and Other.

•                  The Technical Products segment is an aggregation of the Company’s filtration and performance materials businesses which are similar in terms of economic characteristics, nature of products, processes, customer class and product distribution methods and is an international producer of fiber-formed, coated and/or saturated specialized media that delivers high performance benefits to customers. Included in this segment are filtration media, tape and abrasives backings products, and durable label and specialty substrate products.

•                  The Fine Paper and Packaging business is a leading supplier of premium printing and other high-end specialty papers, premium packaging and specialty office papers primarily in North America.

•                  The Other segment consists of certain product lines composed of papers sold to converters for end uses such as covering materials for datebooks, diaries, yearbooks and traditional photo albums. These product lines represent an operating segment which does not meet the quantitative threshold for a reportable segment, however, due to the dissimilar nature of these products, they are not managed as part of either the Fine Paper and Packaging or Technical Products businesses.

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

Prior year period segment information has been revised from the amounts previously reported as a result of our reorganization of business segments in July 2015 to conform to our internal management structure and in October 2015 the sale of the Lahnstein Mill resulted in the reclassification of the results of the Lahnstein Mill to discontinued operations.  See Note 10, “Discontinued Operations.”

The following table summarizes the net sales and operating income for each of the Company’s business segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales
Technical Products	$126.5	$106.2	$248.0	$212.3
Fine Paper and Packaging	113.7	105.1	227.5	213.4
Other	5.8	—	12.6	—
Consolidated	$246.0	$211.3	$488.1	$425.7

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating income (loss)
Technical Products	$20.1	$15.2	$39.3	$30.8
Fine Paper and Packaging	18.4	17.4	35.9	35.0
Other	—	—	—	—
Unallocated corporate costs	(4.6)	(4.9)	(9.9)	(9.7)
Consolidated	$33.9	$27.7	$65.3	$56.1

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our financial position as of June 30, 2016 and our results of operations for the three and six months ended June 30, 2016 and 2015. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Executive Summary

For the three months ended June 30, 2016, consolidated net sales increased $34.7 million (16%) from the prior year period to $246.0 million due to revenues related to the FiberMark Acquisition and incremental Technical Products organic volume complemented by favorable currency exchange effects, which was partially offset by lower net selling prices in both segments.

Consolidated operating income of $33.9 million for the three months ended June 30, 2016 increased $6.2 million (22%) from the prior year period.  The favorable comparison was primarily due to lower manufacturing input costs (including purchasing synergies resulting from the acquisition) and incremental volume. These favorable variances were partially offset by higher acquisition-related SG&A, integration and restructuring costs, the timing of certain other selling, general and administrative (“SG&A”) expenses and lower net selling prices.

Cash provided by operating activities of $56.3 million for the six months ended June 30, 2016 was $11.8 million favorable to the $44.5 million in the prior year period, primarily due to higher operating earnings and a smaller increase in our investment in working capital.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, earnings before interest and taxes (which we refer to as “operating income”) and other information relevant to an understanding of our results of operations for the three and six months ended June 30, 2016 and 2015.

Analysis of Net Sales — Three and six months ended June 30, 2016 and 2015

The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Net sales
Technical Products	$126.5	52%	$106.2	50%	$248.0	51%	$212.3	50%
Fine Paper and Packaging	113.7	46%	105.1	50%	227.5	47%	213.4	50%
Other	5.8	2%	—	0%	12.6	2%	—	0%
Consolidated	$246.0	100%	$211.3	100%	$488.1	100%	$425.7	100%

Commentary:

The following table presents our net sales by segment for the three months ended June 30, 2016 and 2015:

	Three Months		Change in Net Sales Compared to Prior Period
	Ended June 30,			Change Due To
	2016	2015	Total Change	Volume	Net Price	Currency
Technical Products	$126.5	$106.2	$20.3	$22.5	$(3.5)	$1.3
Fine Paper and Packaging	113.7	105.1	8.6	10.9	(2.3)	—
Other	5.8	—	5.8	5.8	—	—
Consolidated	$246.0	$211.3	$34.7	$39.2	$(5.8)	$1.3

Consolidated net sales for the three months ended June 30, 2016 were $34.7 million (16%) higher than the prior year period as revenues related to the FiberMark Acquisition and incremental Technical Products volume growth, complemented by favorable currency exchange effects, was partially offset by lower net selling prices.

•                  Net sales in our technical products business increased $20.3 million (19%) from the prior period due to acquired volume, organic volume growth in filtration and performance materials, and favorable currency exchange effects, which were partially offset by lower net selling prices.

•                  Net sales in our fine paper and packaging business increased $8.6 million (8%) from the prior year period due to acquired volume partially offset by lower net selling prices.

The following table presents our net sales by segment for the six months ended June 30, 2016 and 2015:

	Six Months		Change in Net Sales Compared to Prior Period
	Ended June 30,			Change Due To
	2016	2015	Total Change	Volume	Net Price	Currency
Technical Products	$248.0	$212.3	$35.7	$41.1	$(5.3)	$(0.1)
Fine Paper and Packaging	227.5	213.4	14.1	16.6	(2.5)	—
Other	12.6	—	12.6	12.6	—	—
Consolidated	$488.1	$425.7	$62.4	$70.3	$(7.8)	$(0.1)

Consolidated net sales for the six months ended June 30, 2016 were $62.4 million (15%) higher than the prior year period as revenues related to the FiberMark Acquisition and incremental volume growth more than offset lower net selling prices.

•                  Net sales in our technical products business increased $35.7 million (17%) from the prior period due to acquired volume and organic volume growth in filtration and performance materials, which was partially offset by lower net selling prices.

•                  Net sales in our fine paper and packaging business increased $14.1 million (7%) from the prior year period due to acquired volume, partially offset by lower net selling prices.

Analysis of Operating Income—Three and six months ended June 30, 2016 and 2015

The following table sets forth line items from our condensed consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.6	77.3	75.7	77.1
Gross profit	24.4	22.7	24.3	22.9
Selling, general and administrative expenses	9.9	9.3	10.4	9.5
Integration/restructuring costs	0.6	—	0.5	—
Other expense — net	0.1	0.4	—	0.2
Operating income	13.8	13.0	13.4	13.2
Interest expense-net	1.1	1.3	1.2	1.3

Income from continuing operations before income taxes	12.7	11.7	12.2	11.9
Provision for income taxes	4.3	4.0	4.1	4.2
Income from continuing operations	8.4%	7.7%	8.1%	7.7%

Commentary:

The following table presents our operating income by segment for the three months ended June 30, 2016 and 2015:

			Change in Operating Income Compared to Prior Period
	Three Months			Change Due To
	Ended June 30,		Total		Net	Material
	2016	2015	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$20.1	$15.2	$4.9	$4.7	$(1.0)	$3.2	$0.2	$(2.2)
Fine Paper and Packaging	18.4	17.4	1.0	1.0	(0.9)	3.2	—	(2.3)
Other	—	—	—	0.6	—	—	—	(0.6)
Unallocated corporate costs	(4.6)	(4.9)	0.3	—	—	—	—	0.3
Consolidated	$33.9	$27.7	$6.2	$6.3	$(1.9)	$6.4	$0.2	$(4.8)

(a)                   Includes changes in selling price and product mix.

(b)                   Includes price changes for raw materials, energy, and acquisition related synergies.

(c)                    Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and SG&A expenses, and integration/restructuring costs.

Consolidated operating income of $33.9 million for the three months ended June 30, 2016 increased $6.2 million (22%) from the prior year period.  The favorable comparison was primarily due to lower manufacturing input costs (including purchasing synergies resulting from the FiberMark Acquisition), and incremental volume. These favorable variances were partially offset by acquisition related SG&A and integration and restructuring costs, the timing of certain other SG&A expenses and lower net selling prices.  Excluding integration and restructuring costs of $1.4 million, operating income increased $7.6 million (27%).

•                  Operating income for our technical products business increased $4.9 million (32%) from the prior year period primarily due to incremental volume growth and lower manufacturing input costs, complemented by favorable currency exchange effects.  These favorable variances were partially offset by acquired SG&A, integration costs, and lower net selling prices.  Excluding integration costs of $0.2 million, operating income increased $5.1 million (34%) from the prior year.

•                  Operating income for our fine paper and packaging business increased $1.0 million (6%) from the prior year period as lower manufacturing input costs, manufacturing efficiencies, and higher sales were partially offset by lower net selling prices, acquired SG&A and timing of other SG&A spending, and integration costs.  Excluding integration costs of $0.5 million, operating income increased $1.5 million (9%).

•                  Unallocated corporate expenses for the three months ended June 30, 2016 of $4.6 million were $0.3 million favorable to the prior year period.  The favorable comparison to the prior year period is primarily due to the timing of certain corporate spending in the prior year period, partially offset by $0.3 million of restructuring costs in the current year period.

The following table presents our operating income by segment for the six months ended June 30, 2016 and 2015:

			Change in Operating Income Compared to Prior Period
	Six Months			Change Due To
	Ended June 30,		Total		Net	Material
	2016	2015	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$39.3	$30.8	$8.5	$8.5	$(1.6)	$5.3	$(0.2)	$(3.5)
Fine Paper and Packaging	35.9	35.0	0.9	0.6	(0.7)	6.0	—	(5.0)
Other	—	—	—	—	—	—	—	—
Unallocated corporate costs	(9.9)	(9.7)	(0.2)	—	—	—	—	(0.2)
Consolidated	$65.3	$56.1	$9.2	$9.1	$(2.3)	$11.3	$(0.2)	$(8.7)

(a)                   Includes changes in selling price and product mix.

(b)                   Includes price changes for raw materials, energy, and acquisition related synergies.

(c)                    Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and SG&A expenses, integration/restructuring costs, and acquisition related synergies.

Consolidated operating income of $65.3 million for the six months ended June 30, 2016 increased $9.2 million (16%) from the prior year period.  The favorable comparison was primarily due to lower manufacturing input costs (including purchasing synergies resulting from the FiberMark Acquisition), and incremental volume and increased sales. These favorable variances were partially offset by higher acquisition related SG&A and integration and restructuring costs, the timing of certain other SG&A expenses and lower net selling prices.  Excluding integration and restructuring costs of $2.5 million, operating income increased $11.7 million (21%).

•                  Operating income for our technical products business increased $8.5 million (28%) from the prior year period primarily due to incremental volume growth and lower manufacturing input costs.  These favorable variances were partially offset by incremental acquired SG&A and integration costs, and lower net selling prices.  Excluding integration costs of $0.5 million, operating income increased $9.0 million (29%).

•                  Operating income for our fine paper and packaging business increased $0.9 million (3%) from the prior year period as lower manufacturing input costs, manufacturing efficiencies, and higher sales were partially offset by lower net selling prices, incremental acquired SG&A and timing of other SG&A costs, and integration costs.  Excluding integration costs of $0.8 million, operating income increased $1.7 million (5%).

•                  Unallocated corporate expenses for the six months ended June 30, 2016 of $9.9 million were $0.2 million unfavorable to the prior year period.  The unfavorable comparison to the prior year period is primarily due to $0.6 million of restructuring costs in the current year period offset by the timing of certain corporate spending in the prior year period.

The following table sets forth our operating income by segment, adjusted for the effects of integration and restructuring costs, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating income
Technical Products	$20.1	$15.2	$39.3	$30.8
Fine Paper and Packaging	18.4	17.4	35.9	35.0
Other	—	—	—	—
Unallocated corporate costs	(4.6)	(4.9)	(9.9)	(9.7)
Operating Income as Reported	33.9	27.7	65.3	56.1
Adjustments to Reported Operating Income
Technical Products
Integration/Restructuring costs	0.2	—	0.5	—
Fine Paper and Packaging
Integration costs	0.5	—	0.8	—
Other
Integration costs	0.4	—	0.6	—
Unallocated corporate costs
Restructuring costs	0.3	—	0.6	—
Total Adjustments to Reported Operating Income	1.4	—	2.5	—
Operating Income as Adjusted	$35.3	$27.7	$67.8	$56.1

In accordance with generally accepted accounting principles in the United States (“GAAP”), consolidated operating income includes the pre-tax effects of integration and restructuring costs. We believe that by adjusting reported operating income to exclude the effects of these items, the resulting adjusted operating income is on a basis that reflects the results of our ongoing operations. We believe that providing adjusted operating results will help investors gain an additional perspective of underlying business trends and results. Adjusted operating income is not a recognized term under GAAP and should not be considered in isolation or as a substitute for operating income derived in accordance with GAAP. Other companies may use different methodologies for calculating their non-GAAP financial measures and, accordingly, our non-GAAP financial measures may not be comparable to their measures.

Additional Statement of Operations Commentary:

•                  SG&A expense of $24.4 million for the three months ended June 30, 2016 was $4.8 million higher than SG&A expense of $19.6 million in the prior year period primarily due to the FiberMark Acquisition and the timing of certain other expenses.  For the three months ended June 30, 2016, SG&A expense as a percent of sales increased to 9.9 percent from 9.3 percent in the prior year period.

•                  For the three months ended June 30, 2016, we incurred net interest expense of $2.7 million which was slightly lower than the prior year period as lower average borrowing costs were partially offset by higher average net debt levels due to incremental borrowings under our Global Revolving Credit Facilities to partially fund the FiberMark Acquisition.

•                  In general, our effective tax rate differs from the U.S. statutory tax rate of 35 percent primarily due to the proportion of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate. For the three months ended June 30, 2016 and 2015, we recorded an income tax provision of $10.5 million and $8.4 million, respectively.  The effective income tax rate of 34 percent for the three months ended June 30, 2016 was comparable to the prior year period.  The effective income tax rate of 33 percent for the six months ended June 30, 2016 was consistent with the full-year rate for 2015.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2016	2015
Net cash flow provided by (used in):
Operating activities	$56.3	$44.5
Investing activities:
Capital expenditures	(28.6)	(12.6)
Other investing activities	(0.1)	0.2
Total	(28.7)	(12.4)
Financing activities	(27.1)	(26.1)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(0.6)
Net increase in cash and cash equivalents	$0.3	$5.4

Operating Cash Flow Commentary

•                  Cash provided by operating activities of $56.3 million for the six months ended June 30, 2016 was $11.8 million favorable to cash provided by operating activities of $44.5 million in the prior year period.  The favorable comparison was primarily due to higher operating earnings and a smaller increase in our investment in working capital.

Investing Commentary:

•                  For the six months ended June 30, 2016 and 2015, cash used by investing activities was $28.7 million and $12.4 million, respectively. The increase was due to capital expenditures, which for the six months ended June 30, 2016 were $28.6 million compared to spending of $12.6 million in the prior year period. In general, we expect aggregate annual capital expenditures of approximately 3 to 5 percent of net sales. For 2016, we expect annual capital expenditures of approximately $75 million to exceed our normal level of spending due to incremental investments in filtration assets in the U.S. We expect that capital spending will return to our normal range in 2017. We believe that the level of our capital spending can be more than adequately funded from cash provided from operating activities and allows us to maintain the efficiency and cost effectiveness of our assets and also invest in expanded manufacturing capabilities to successfully pursue strategic initiatives and deliver attractive returns.

Financing Commentary:

Our liquidity requirements are provided by cash generated from operations and short and long-term borrowings.

•                  For the six months ended June 30, 2016 and 2015, cash used in financing activities was $27.1 million and $26.1 million, respectively. Cash used in financing activities consists primarily of net repayments of long-term debt, dividends paid, share repurchases, and proceeds from exercise of stock options.

•                  Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of June 30, 2016, we had $40.8 million outstanding under our Global Revolving Credit Facilities and $131.7 million of available credit (based on exchange rates at June 30, 2016).

•                  We have required debt principal payments through June 30, 2017 of $1.2 million for principal payments on the German loan agreement.

•                  For the six months ended June 30, 2016, cash and cash equivalents increased $0.3 million to $4.5 million at June 30, 2016 from $4.2 million at December 31, 2015.  Total debt decreased $10.2 million to $219.2 million at June 30, 2016 from $229.4 million at December 31, 2015. Net debt (total debt minus cash and cash equivalents) decreased by $10.5 million.

•                  As of June 30, 2016, our cash balance of $4.5 million consists of $1.4 million in the U.S. and $3.1 million held at entities outside of the U.S. As of June 30, 2016, there were no restrictions regarding the repatriation of our non-U.S. cash and, we believe, the repatriation of these cash balances to the U.S. would not materially increase our income tax provision.

Transactions With Shareholders

•                  In November 2015, our Board of Directors approved a ten percent increase in the annual dividend rate on our common stock to $1.32 per share. Beginning in March 2016, the dividend is being paid in four equal quarterly installments of $0.33 per share. For the six months ended June 30, 2016 and 2015, we paid cash dividends of $0.66 per common share or $11.1 million and $0.60 per common share or $10.1 million, respectively.

•                  In May 2016, our Board of Directors authorized the 2016 Stock Purchase Plan. The 2016 Stock Purchase Plan allows us to repurchase up to $25 million of our outstanding Common Stock through May 2017. Purchases under the 2016 Stock Purchase Plan will be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. The 2016 Stock Purchase Plan does not require us to purchase any specific number of shares and may be suspended or discontinued at any time. The 2016 Stock Purchase Plan replaced the 2015 Stock Purchase Plan that expired in May 2016. For share repurchase activity under these plans for six months ended June 30, 2016 and 2015, refer to Note 8.

Other Items:

•                  As of June 30, 2016, we had $69.9 million of state NOLs. Our state NOLs may be used to offset approximately $2.2 million in state income taxes. If not used, substantially all of the state NOLs will expire in various amounts between 2016 and 2035. In addition, we had $25.4 million of U.S. federal and state R&D Credits which, if not used, will expire between 2027 and 2035 for the U.S. federal R&D Credits and between 2017 and 2030 for the state R&D Credits. As of June 30, 2016, we recorded a valuation allowance of $2.9 million against a portion of the R&D Credits.

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

As of June 30, 2016, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the three and six months ended June 30, 2016. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the three and six months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities:

The following table contains information about our purchases of our equity securities for the three months ended June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (a)
April 1, 2016 — April 30, 2016		$—	—	$17,350,000
May 1, 2016 — May 30, 2016	41	$—	—	$25,000,000
June 1, 2016 — June 30, 2016	1,725	$69.10	1,642	$24,886,000

(a)         As of June 30, 2016, the Company has purchased approximately 137,400 shares of Common Stock at an aggregate cost of $7.8 million under the 2016 Stock Purchase Plan and 2015 Stock Purchase Plan.  For further discussion on the share repurchase plans refer to Note 8.

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

August 4, 2016