Form 10-Q
period 2016-09-30
Neenah Paper Inc
filed 2016-11-09
CIK 1296435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 2, 2016, there were approximately 16,749,000 shares of the Company’s common stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$232.9	$231.6	$721.0	$657.3
Cost of products sold	183.7	183.2	553.0	511.4
Gross profit	49.2	48.4	168.0	145.9
Selling, general and administrative expenses	21.0	21.2	71.8	61.6
Integration/restructuring costs	1.2	2.9	3.7	2.9
Other expense (income) - net	0.1	(0.1)	0.3	0.9
Operating income	26.9	24.4	92.2	80.5
Interest expense - net	2.7	2.9	8.3	8.7
Income from continuing operations before income taxes	24.2	21.5	83.9	71.8
Provision for income taxes	7.8	8.0	26.9	25.8
Income from continuing operations	16.4	13.5	57.0	46.0
Loss from discontinued operations, net of income taxes (Note 10)	—	(7.4)	(0.4)	(6.9)
Net income	$16.4	$6.1	$56.6	$39.1
Earnings (Loss) Per Common Share
Basic
Continuing operations	$0.97	$0.79	$3.36	$2.72
Discontinued operations	—	(0.43)	(0.02)	(0.41)
Basic	$0.97	$0.36	$3.34	$2.31
Diluted
Continuing operations	$0.95	$0.78	$3.30	$2.68
Discontinued operations	—	(0.43)	(0.02)	(0.40)
Diluted	$0.95	$0.35	$3.28	$2.28
Weighted Average Common Shares Outstanding (in thousands)
Basic	16,771	16,738	16,774	16,737
Diluted	17,088	16,949	17,068	16,991
Cash Dividends Declared Per Share of Common Stock	$0.33	$0.30	$0.99	$0.90

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$16.4	$6.1	$56.6	$39.1
Unrealized foreign currency translation gain (loss)	0.7	1.8	0.9	(9.1)
Reclassification of amortization of adjustments to pension and other postretirement benefit liabilities recognized in net periodic benefit cost (Note 6)	1.9	1.8	5.5	5.4
Unrealized gain on “available-for-sale” securities	—	—	0.1	—
Income (loss) from other comprehensive income items	2.6	3.6	6.5	(3.7)
Provision for income taxes	0.7	0.7	2.1	2.0
Other comprehensive income (loss)	1.9	2.9	4.4	(5.7)
Comprehensive income	$18.3	$9.0	$61.0	$33.4

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$7.3	$4.2
Accounts receivable (less allowances of $1.6 million and $1.7 million)	104.3	97.3
Inventories	117.8	120.6
Prepaid and other current assets	14.4	24.5
Total Current Assets	243.8	246.6
Property, Plant and Equipment
Property, Plant and Equipment, at cost	748.1	694.5
Less accumulated depreciation	390.5	371.5
Property, plant and equipment—net	357.6	323.0
Deferred Income Taxes	8.6	20.0
Goodwill	72.5	72.2
Intangible Assets—net	75.7	79.1
Other Assets	14.2	10.5
TOTAL ASSETS	$772.4	$751.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$1.3	$1.2
Accounts payable	60.1	53.7
Accrued expenses	49.6	51.2
Total Current Liabilities	111.0	106.1
Long-term Debt	209.9	228.2
Deferred Income Taxes	12.3	11.8
Noncurrent Employee Benefits	82.5	89.7
Other Noncurrent Obligations	4.2	4.0
TOTAL LIABILITIES	419.9	439.8
Contingencies and Legal Matters (Note 9)	—	—
TOTAL STOCKHOLDERS’ EQUITY	352.5	311.6
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$772.4	$751.4

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$56.6	$39.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.0	23.1
Stock-based compensation	4.4	4.5
Excess tax benefits from stock-based compensation (Note 2)	—	(1.1)
Deferred income tax provision	10.4	12.3
Asset impairment related to discontinued operations	—	5.5
Non-cash effects of changes in liabilities for uncertain income tax positions	—	(0.1)
Loss (gain) on asset dispositions	0.1	(0.1)
Decrease (increase) in working capital	4.7	(8.1)
Pension and other postretirement benefits	(2.3)	3.9
Other	(0.2)	0.5
NET CASH PROVIDED BY OPERATING ACTIVITIES	97.7	79.5
INVESTING ACTIVITIES
Capital expenditures	(49.4)	(25.7)
Acquisitions (Note 3)	—	(118.2)
Purchase of marketable securities	(0.1)	(0.1)
Other	—	0.5
NET CASH USED IN INVESTING ACTIVITIES	(49.5)	(143.5)
FINANCING ACTIVITIES
Long-term borrowings (Note 5)	185.9	44.0
Repayments of long-term debt (Note 5)	(206.3)	(27.2)
Shares purchased (Note 8)	(8.0)	(6.0)
Proceeds from exercise of stock options	0.3	0.9
Excess tax benefits from stock-based compensation (Note 2)	—	1.1
Cash dividends paid	(16.8)	(15.2)
NET CASH USED IN FINANCING ACTIVITIES	(44.9)	(2.4)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(0.2)	(0.7)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3.1	(67.1)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4.2	72.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7.3	$5.5
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest expense capitalized	$5.2	$5.8
Cash paid during period for income taxes	$14.1	$12.2
Non-cash investing activities:
Liability for equipment acquired	$10.0	$6.0
Liability related to acquisition	$—	0.3

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except as noted)

Note 1.  Background and Basis of Presentation

Background

Neenah Paper, Inc. (“Neenah” or the “Company”), is a Delaware corporation incorporated in April 2004. The Company has 2 primary operations: its technical products business and its fine paper and packaging business. See Note 11, “Business Segment Information.”

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

The condensed consolidated financial statements of Neenah and its subsidiaries included herein are unaudited. The condensed consolidated financial statements include the financial statements of the Company and its wholly owned and majority owned subsidiaries. Intercompany balances and transactions have been eliminated.

Earnings per Share (“EPS”)

The following table presents the computation of basic and diluted EPS (dollars in millions except per share amounts, shares in thousands):

Earnings (Loss) Per Basic Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income from continuing operations	$16.4	$13.5	$57.0	$46.0
Amounts attributable to participating securities	(0.2)	(0.2)	(0.6)	(0.5)
Income from continuing operations available to common stockholders	16.2	13.3	56.4	45.5
Loss from discontinued operations, net of income taxes	—	(7.4)	(0.4)	(6.9)
Amounts attributable to participating securities	—	0.1	—	0.1
Net income available to common stockholders	$16.2	$6.0	$56.0	$38.7
Weighted-average basic shares outstanding	16,771	16,738	16,774	16,737
Basic earnings (loss) per share
Continuing operations	$0.97	$0.79	$3.36	$2.72
Discontinued operations	—	(0.43)	(0.02)	(0.41)
	$0.97	$0.36	$3.34	$2.31

Earnings (Loss) Per Diluted Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income from continuing operations	$16.4	$13.5	$57.0	$46.0
Amounts attributable to participating securities	(0.2)	(0.2)	(0.6)	(0.5)
Income from continuing operations available to common stockholders	16.2	13.3	56.4	45.5
Loss from discontinued operations, net of income taxes	—	(7.4)	(0.4)	(6.9)
Amounts attributable to participating securities	—	0.1	—	0.1
Net income available to common stockholders	$16.2	$6.0	$56.0	$38.7
Weighted-average basic shares outstanding	16,771	16,738	16,774	16,737
Add: Assumed incremental shares under stock compensation plans (a)	317	211	294	254
Weighted-average diluted shares	17,088	16,949	17,068	16,991
Diluted earnings (loss) per share
Continuing operations	$0.95	$0.78	$3.30	$2.68
Discontinued operations	—	(0.43)	(0.02)	(0.40)
	$0.95	$0.35	$3.28	$2.28

(a)         For the three months ended September 30, 2016, there were no antidilutive options. For the three months ended September 30, 2015, approximately 90,000 potentially dilutive options were excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s common stock. For the nine months ended September 30, 2016 and 2015, approximately 47,000 and 45,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s common stock for the respective nine month periods during which the options were outstanding.

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

The following table presents the carrying value and the fair value of the Company’s debt.

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value (a)(b)	Carrying Value	Fair Value (a)(b)
2021 Senior Notes (5.25% fixed rate)	$175.0	$175.1	$175.0	$169.9
Global Revolving Credit Facilities (variable rates)	32.7	32.7	51.1	51.1
German loan agreement (2.45% fixed rate)	7.6	7.5	8.3	8.3
Total debt	$215.3	$215.3	$234.4	$229.3
(a)         The fair value for all debt instruments was estimated from Level 2 measurements.
(b)         The fair value of short and long-term debt is estimated using rates currently available to the Company for debt of the same remaining maturities.

As of September 30, 2016, the Company had $3.5 million in marketable securities classified as “Other Assets” on the condensed consolidated balance sheet. The cost of such marketable securities was $3.4 million. Fair value for the Company’s marketable securities was estimated from Level 1 inputs. The Company’s marketable securities are designated for the payment of benefits under its supplemental employee retirement plan (“SERP”). As of September 30, 2016, Neenah Germany had investments of $1.7 million that were restricted to the payment of certain post-retirement employee benefits of which $0.6 million and $1.1 million are classified as “Prepaid and other current assets” and “Other Assets”, respectively, on the condensed consolidated balance sheet.

Note 2.  Accounting Standard Changes

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606). This guidance specifies how and when an entity will recognize revenue arising from contracts with customers and requires entities to disclose information about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has subsequently issued additional, clarifying standards to address issues arising from implementation of the new revenue recognition standard. The new revenue recognition standard and clarifying standards are effective for interim and annual periods beginning on January 1, 2018, and may be adopted earlier, but not before January 1, 2017. The Company is currently assessing the new standards and does not believe there will be a material impact from adoption on its consolidated financial statements. The Company believes it will adopt the new standards using the modified retrospective method as of January 1, 2018.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current lease accounting. The guidance also eliminates current real estate-specific provisions for all entities. ASU 2016-09 is effective for fiscal years beginning after December 15, 2018, although early adoption is permitted. The Company is currently assessing the impact of the adoption of ASU 2016-09 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 modifies the accounting for excess tax benefits and tax deficiencies associated with share-based payments and amends the associated cash flow presentation. ASU 2016-09 (i) eliminates the requirement to recognize excess tax benefits in additional paid-in capital (“APIC”), (ii) eliminates the requirement to evaluate tax deficiencies for APIC or income tax expense classification and (iii) provides for these benefits or deficiencies to be recorded as an income tax expense or benefit in the income statement. Additionally, the tax benefits related to dividends paid on share-based payment awards will be reflected as an income tax benefit in the income statement. With these changes, tax-related cash flows resulting from share-based payments will be classified as operating activities as opposed to financing activities, as currently presented. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, although early adoption is permitted. The company has elected to early adopt the standard in the three month period ended September 30, 2016, effective as if adopted on the first day of the fiscal year, January 1, 2016. As of December 31, 2015, there were no unrecognized deferred tax assets attributable to excess tax benefits. The adoption of the new standard decreased the provision for income taxes and increased income from continuing operations by $0.4 million in the third quarter of 2016. In addition, we recast our previously reported provision for income taxes and increased income from continuing operations by $0.2 million and $0.7 million for the first and second quarter of 2016, respectively.  Further, as part of the adoption, the Company elected to account for forfeitures in compensation cost as they occur. The cumulative impact for the change in election was not material. The Company elected to adopt prospectively the classification of tax-related cash flows resulting from share-based payments in operating cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230 or "ASU 2016-15"), a consensus of the FASB’s Emerging Issues Task Force. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017. The guidance requires application using a retrospective transition method. The Company does not expect a material impact from the adoption of ASU 2016-15 on its consolidated financial statements.

As of September 30, 2016, no other amendments to the ASC have been issued that will have or are reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 3.  Acquisitions

Acquisition of FiberMark

On August 1, 2015, the Company purchased all of the outstanding equity of ASP FiberMark, LLC (“FiberMark”) from ASP FiberMark Holdings, LLC for approximately $118.0 million (the “FiberMark Acquisition”). For the three and nine months ended September 30, 2016, the Company incurred $0.4 million and $2.2 million of integration costs, respectively.

The following selected unaudited pro forma consolidated statement of operations data for the nine months ended September 30, 2015 was prepared as though the FiberMark Acquisition had occurred as of the beginning of 2015. The information does not reflect events that occurred after September 30, 2015 or any operating efficiencies or inefficiencies that may result from the FiberMark Acquisition. Therefore, the information is not necessarily indicative of results that would have been achieved had the businesses been combined during the period presented or the results that the Company will experience going forward.

Nine Months Ended September 30, 2015
Net sales	$753.6
Operating income	82.8
Income from continuing operations	47.2
Income from discontinued operations	(6.9)
Net income	40.3
Earnings Per Common Share
Basic
Continuing operations	$2.79
Discontinued Operations	(0.41)
$2.38
Diluted
Continuing operations	$2.75
Discontinued Operations	(0.40)
$2.35

Note 4.  Supplemental Balance Sheet Data

The following table presents inventories by major class:

	September 30, 2016	December 31, 2015
Raw materials	$31.4	$30.4
Work in progress	31.1	28.9
Finished goods	60.8	67.2
Supplies and other	2.8	4.1
	126.1	130.6
Adjust FIFO inventories to LIFO cost	(8.3)	(10.0)
Total	$117.8	$120.6

The FIFO values of inventories valued on the LIFO method were $114.5 million and $118.2 million as of September 30, 2016 and December 31, 2015, respectively. For the three and nine months ended September 30, 2016, income from continuing operations before income taxes was reduced by less than $0.1 million due to a decrease in certain LIFO inventory quantities.

The following table presents changes in accumulated other comprehensive income (“AOCI”) for the nine months ended September 30, 2016:

	Unrealized foreign currency translation gain (loss)	Net gain (loss) from pension and other postretirement liabilities	Unrealized gain on “available-for-sale” securities	Accumulated other comprehensive income (loss)
AOCI — December 31, 2015	$(20.8)	$(57.5)	$—	$(78.3)
Other comprehensive income before reclassifications	0.9	—	0.1	1.0
Amounts reclassified from AOCI	—	5.5	—	5.5
Income from other comprehensive income items	0.9	5.5	0.1	6.5
Provision for income taxes	—	2.1	—	2.1
Other comprehensive income	0.9	3.4	0.1	4.4
AOCI — September 30, 2016	$(19.9)	$(54.1)	$0.1	$(73.9)

For the nine months ended September 30, 2016 and 2015, the Company reclassified $5.5 million and $5.4 million, respectively, of costs from accumulated other comprehensive income to cost of products sold and selling, general and administrative expenses on the condensed consolidated statements of operations. For the nine months ended September 30, 2016 and 2015, the Company recognized an income tax benefit of $2.1 million and $2.0 million, respectively, related to such reclassifications classified as "Provision for income taxes" on the condensed consolidated statements of operations.

Note 5.  Debt

Long-term debt consisted of the following:

	September 30, 2016	December 31, 2015
2021 Senior Notes (5.25% fixed rate) due May 2021	$175.0	$175.0
Global Revolving Credit Facilities (variable rates) due December 2019	32.7	51.1
German loan agreement (2.45% fixed rate) due in 32 equal quarterly installments ending September 2022	7.6	8.3
Deferred financing costs	(4.1)	(5.0)
Total debt	211.2	229.4
Less: Debt payable within one year	1.3	1.2
Long-term debt	$209.9	$228.2

2021 Senior Notes

In May 2013, the Company completed an underwritten offering of eight-year senior unsecured notes (the “2021 Senior Notes”) at a face amount of $175 million. The 2021 Senior Notes contain terms, covenants and events of default with which the Company must comply, which the Company believes are ordinary and standard for notes of this nature. As of September 30, 2016, the Company was in compliance with all terms of the indenture for the 2021 Senior Notes.

Amended and Restated Secured Revolving Credit Facility

In December 2014, the Company amended and restated its existing credit facility by entering into the Third Amended and Restated Credit Agreement (the “Third Amended Credit Agreement”).  The Third Amended Credit Agreement, among other things:

•	provides for a secured U.S. revolving credit facility in the maximum principal amount of $125 million (the “U.S. Revolving Credit Facility”);

•
provides for a secured, multicurrency, revolving credit facility for the German borrowers in the maximum principal amount of $75 million (the “German Revolving Credit Facility,” and together with the U.S. Revolving Credit Facility, the “Global Revolving Credit Facilities”); and

•
provides for an accordion feature permitting one or more increases in the Global Revolving Credit Facilities in an aggregate principal amount not exceeding $50 million, such that the aggregate commitments under the Global Revolving Credit Facilities do not exceed $250 million.

The Third Amended Credit Agreement contains covenants with which the Company and its subsidiaries must comply during the term of the agreement, which the Company believes are ordinary and standard for agreements of this nature. As of September 30, 2016, the Company was in compliance with all terms of the Third Amended Credit Agreement. In addition, if aggregate availability under the Global Revolving Credit Facilities is less than the greater of (i) $20 million or (ii) 10% of the maximum aggregate commitments under the Global Revolving Credit Facilities as then in effect, the Company is required to comply with a fixed charge coverage ratio (as defined in the Third Amended Credit Agreement) of not less than 1.1 to 1.0 for the preceding four-quarter period, tested as of the end of each quarter. As of September 30, 2016, aggregate availability under the Global Revolving Credit Facilities exceeded the minimum required amount, and the Company was not required to comply with such fixed charge coverage ratio.

Availability under the Global Revolving Credit Facilities varies over time depending on the value of the Company’s inventory, receivables and various capital assets. As of September 30, 2016, the Company had $32.7 million of borrowings and $1.2 million in letters of credit outstanding under the Global Revolving Credit Facilities and $113.4 million of available credit (based on exchange rates at September 30, 2016). As of September 30, 2016, the weighted-average interest rate on outstanding Global Revolving Credit Facility borrowings was 2.2 percent per annum. As of December 31, 2015, the weighted-average interest rate under the Global Revolving Credit Facilities was 1.8 percent per annum.

Under the terms of the 2021 Senior Notes and the Third Amended Credit Agreement, the Company has limitations on its ability to repurchase shares of and pay dividends on its Common Stock. These limitations are triggered depending on the Company’s credit availability under the Third Amended Credit Agreement and leverage levels under the Senior Notes. As of September 30, 2016, none of these covenants were restrictive to the Company’s ability to repurchase shares of and pay dividends on its Common Stock.

Borrowings and Repayments of Long-Term Debt

The condensed consolidated statements of cash flows present borrowings and repayments under the Global Revolving Credit Facilities using a gross approach. This approach presents not only discrete borrowings for transactions such as a business acquisition, but also reflects all borrowings and repayments that occur as part of daily management of cash receipts and disbursements. For the nine months ended September 30, 2016, the Company made scheduled debt repayments of $0.9 million and net long-term debt repayments of $19.5 million related to daily cash management activities. For the nine months ended September 30, 2015, the Company made scheduled debt repayments of $0.9 million and net long-term debt borrowings of $17.7 million related to daily cash management activities, as well as the FiberMark Acquisition.

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

The following table presents the components of net periodic benefit cost for the Company’s defined benefit plans and postretirement plans other than pensions:

Components of Net Periodic Benefit Cost for Defined Benefit Plans

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended September 30,
	2016	2015	2016	2015
Service cost	$1.2	$1.4	$0.3	$0.4
Interest cost	4.0	3.6	0.4	0.4
Expected return on plan assets (a)	(4.7)	(5.0)	—	—
Recognized net actuarial loss	1.6	1.6	0.1	—
Amortization of prior service benefit	0.1	0.1	(0.1)	(0.1)
Net periodic benefit cost	$2.2	$1.7	$0.7	$0.7

	Pension Benefits		Postretirement Benefits Other than Pensions
	Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$3.6	$4.2	$0.9	$1.1
Interest cost	12.0	10.2	1.2	1.2
Expected return on plan assets (a)	(14.2)	(14.1)	—	—
Recognized net actuarial loss	4.9	4.7	0.2	0.1
Amortization of prior service benefit	0.2	0.2	(0.2)	(0.2)
Net periodic benefit cost	$6.5	$5.2	$2.1	$2.2

(a)         The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

The Company expects to make aggregate contributions to qualified and nonqualified defined benefit pension trusts and to pay pension benefits for unfunded pension plans of approximately $10 million in calendar 2016.  For the nine months ended September 30, 2016, the Company made $5.6 million of such payments. The Company made similar payments of $1.3 million and $2.8 million for the nine months ended September 30, 2015 and for the year ended December 31, 2015, respectively.

Note 7.  Stock Compensation Plan

Stock Options and Stock Appreciation Rights (“Options”)

The following table presents information regarding Options awarded during the nine months ended September 30, 2016:

Options granted	113,935
Per share weighted average exercise price	$58.03
Per share weighted average grant date fair value	$13.51

The weighted-average grant date fair value for Options granted during the nine months ended September 30, 2016 was estimated using the Black-Scholes option valuation model with the following assumptions:

Expected term in years	5.8
Risk free interest rate	1.8%
Volatility	32.1%
Dividend yield	3.0%

The following table presents information regarding Options that vested during the nine months ended September 30, 2016:

Options vested	91,022
Aggregate grant date fair value of Options vested (in millions)	$1.2

The following table presents information regarding outstanding Options:

	September 30, 2016	December 31, 2015
Options outstanding	546,008	526,611
Aggregate intrinsic value (in millions)	$22.3	$16.1
Per share weighted average exercise price	$38.08	$31.94
Exercisable Options	225,972	232,594
Aggregate intrinsic value (in millions)	$11.1	$9.0
Unvested Options	320,036	294,017
Per share weighted average grant date fair value	$12.44	$12.09

Performance Share Units (“PSUs”) and Restricted Share Units (“RSUs”)

For the nine months ended September 30, 2016, the Company granted target awards of approximately 54,364 PSUs. The measurement period for the PSUs is January 1, 2016 through December 31, 2016. The PSUs vest on December 31, 2018. Common Stock equal to not less than 40 percent and not more than 200 percent of the PSUs target will be awarded based on the Company’s return on invested capital, consolidated revenue growth and total return to shareholders relative to the companies in the Russell 2000® Value small cap index. The market price on the date of grant for the PSUs was $57.95 per share.

For the nine months ended September 30, 2016, the Company awarded 1,652 RSUs to employees and 8,083 RSUs to non-employee members of the Board of Directors. The weighted average grant date fair value of such awards was $67.77 per share and the awards vest one year from the date of grant. During the vesting period, the holders of the RSUs are entitled to dividends, but the RSUs do not have voting rights and are forfeited in the event the holder is no longer an employee or member of the Board of Directors on the vesting date.

Note 8.  Stockholders’ Equity

Common Stock

As of September 30, 2016 and December 31, 2015, the Company had 16,762,893 shares and 16,819,000 shares of Common Stock outstanding, respectively.

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

	Nine Months Ended September 30,
	2016		2015
	Shares	$	Shares	$
2016 Stock Purchase Plan	33,800	$2.6	—	$—
2015 Stock Purchase Plan	93,600	5.2	42,100	2.4
2014 Stock Purchase Plan	—	—	60,900	3.4

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

Employees and Labor Relations

The Company’s U.S. union employees are represented by the United Steelworkers Union (the “USW”).  Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the “IG BCE”). As of September 30, 2016, the Company had approximately 189 U.S. employees covered under collective bargaining agreements that will expire in the next 12 months. The following table shows the expiration dates of the Company’s various bargaining agreements and the number of employees covered under each of these agreements.

Contract Expiration Date	Location	Union	Number of Employees
September 2016 (a)	Reading, PA	USW	29
November 2016	Brattleboro, VT	USW	70
November 2016	Lowville, NY	USW	90
June 2017	Neenah Germany	IG BCE	(b)
January 2018	Whiting, WI	USW	204
June 2018	Neenah, WI	USW	266
July 2018	Munising, MI	USW	201
May 2019	Appleton, WI	USW	77

(a)	We have announced the closure of the Reading facility by mid-2017. The current collective bargaining arrangement will remain in effect until that time.
(b)         Under German law union membership is voluntary and does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement with the IG BCE cannot be determined.

The Company’s United Kingdom salaried and hourly employees are eligible to participate in Unite the Union (“UNITE”) on an individual basis, but not under a collective bargaining agreement.
Note 10.  Discontinued Operations

Discontinued Operations

On October 31, 2015, the Company sold the Lahnstein Mill to the Kajo Neukirchen Group (“the Acquirer”) for net cash proceeds of approximately $5.4 million. During the second quarter of 2016, the Company and the Acquirer finalized the purchase price for the Lahnstein Mill, which resulted in a payment by the Company of $0.5 million to the Acquirer. The Company recognized this payment, plus associated transaction costs, as a loss from discontinued operations of $0.6 million ($0.4 million, net of tax) in our consolidated statement of operations for the nine months ended September 30, 2016.

The condensed consolidated statement of operations for the three and nine months ended September 30, 2015 present the results of the Lahnstein Mill and the loss on sale of $6.9 million as discontinued operations. The results of the Lahnstein Mill were previously reported in the Technical Products segment. The following table presents the selected financial information for discontinued operations:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Net sales	$12.2	$38.8
Cost of products sold	11.5	35.5
Gross profit	0.7	3.3
Selling, general and administrative expenses and other expenses	0.9	2.9
(Loss) Income from discontinued operations before income taxes	(0.2)	0.4
Loss on sale	(6.9)	(6.9)
Loss before income taxes	(7.1)	(6.5)
Income tax provision	0.3	0.4
Loss from discontinued operations	$(7.4)	$(6.9)

 The following table presents selected cash flow information for discontinued operations:

Nine Months Ended September 30, 2015
Depreciation and amortization	$2.5
Capital expenditures	$0.4

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

•
The Other segment is composed of papers sold to converters for end uses such as covering materials for datebooks, diaries, yearbooks and traditional photo albums. These product lines represent an operating segment which does not meet the quantitative threshold for a reportable segment, however, due to the dissimilar nature of these products, they are not managed as part of either the Fine Paper and Packaging or Technical Products businesses.

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

The following table summarizes the net sales and operating income for each of the Company’s business segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales
Technical Products	$114.1	$108.9	$362.1	$321.2
Fine Paper and Packaging	112.9	116.9	340.4	330.3
Other	5.9	5.8	18.5	5.8
Consolidated	$232.9	$231.6	$721.0	$657.3

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating income (loss)
Technical Products	$14.1	$11.0	$53.4	$41.7
Fine Paper and Packaging	17.3	17.2	53.2	52.2
Other	0.1	(0.2)	0.1	(0.2)
Unallocated corporate costs	(4.6)	(3.6)	(14.5)	(13.2)
Consolidated	$26.9	$24.4	$92.2	$80.5

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our financial position as of September 30, 2016 and our results of operations for the three and nine months ended September 30, 2016 and 2015. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Executive Summary

For the three months ended September 30, 2016, consolidated net sales of $232.9 million increased $1.3 million (1%) from the prior year period $231.6 million as revenues related to the August 1, 2015, FiberMark Acquisition and incremental Technical Products volume growth, were partially offset by a decline in average net selling prices primarily due to mix in both segments and lower volumes in Fine Paper and Packaging.

Consolidated operating income of $26.9 million for the three months ended September 30, 2016 increased $2.5 million (10%) from the prior year period. The favorable comparison was primarily due to lower manufacturing costs resulting from reduced prices for materials, increased acquisition synergies and operational efficiencies, higher volume, and lower integration and restructuring costs. These favorable variances were partially offset by lower net selling prices, mostly due to the mix of products sold.

Cash provided by operating activities of $97.7 million for the nine months ended September 30, 2016 was $18.2 million higher than cash generated of $79.5 million in the prior year period, primarily due to higher operating earnings and a decrease in our investment in working capital, partly offset by higher post-retirement benefit contributions in the current year.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, earnings before interest and taxes (which we refer to as “operating income”) and other information relevant to an understanding of our results of operations for the three and nine months ended September 30, 2016 and 2015.

Analysis of Net Sales — Three and nine months ended September 30, 2016 and 2015

The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Net sales
Technical Products	$114.1	49%	$108.9	47%	$362.1	50%	$321.2	49%
Fine Paper and Packaging	112.9	48%	116.9	50%	340.4	47%	330.3	50%
Other	5.9	3%	5.8	3%	18.5	3%	5.8	1%
Consolidated	$232.9	100%	$231.6	100%	$721.0	100%	$657.3	100%

Commentary:

The following table presents our net sales by segment for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Change in Net Sales Compared to Prior Period
				Change Due To
	2016	2015	Total Change	Volume	Net Price	Currency
Technical Products	$114.1	$108.9	$5.2	$9.8	$(4.3)	$(0.3)
Fine Paper and Packaging	112.9	116.9	$(4.0)	(1.9)	(2.1)	—
Other	5.9	5.8	$0.1	0.1	—	—
Consolidated	$232.9	$231.6	$1.3	$8.0	$(6.4)	$(0.3)

Consolidated net sales for the three months ended September 30, 2016 were $1.3 million (1%) higher than the prior year period as revenues related to the FiberMark Acquisition and incremental Technical Products volume growth, were partially offset by a decline in average net selling prices primarily due to mix in both segments and lower volumes in Fine Paper and Packaging.

•
Net sales in our technical products business increased $5.2 million (5%) from the prior period due to acquired sales and organic volume growth led by transportation filtration and tape and abrasive backings. These items were partially offset by a decline in net selling prices resulting from a lower-priced mix of products sold and reduced selling prices on products with contractual adjusters for certain input costs.

•
Net sales in our fine paper and packaging business decreased $4.0 million (3%) from the prior year period due to a decline in average net selling price due to a lower-priced mix of products sold, and reduced organic volume compared to a strong third quarter of 2015. The sales mix in 2016 reflected a higher proportion of sales of non-branded products. These items were only partially offset by acquired volume and increased list prices for some products.

The following table presents our net sales by segment for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,		Change in Net Sales Compared to Prior Period
				Change Due To
	2016	2015	Total Change	Volume	Net Price	Currency
Technical Products	$362.1	$321.2	$40.9	$50.9	$(9.6)	$(0.4)
Fine Paper and Packaging	340.4	330.3	$10.1	14.8	(4.7)	—
Other	18.5	5.8	$12.7	12.7	—	—
Consolidated	$721.0	$657.3	$63.7	$78.4	$(14.3)	$(0.4)

Consolidated net sales for the nine months ended September 30, 2016 were $63.7 million (10%) higher than the prior year period as revenues related to the FiberMark Acquisition and incremental volume growth more than offset lower net selling prices.

•
Net sales in our technical products business increased $40.9 million (13%) from the prior period due to acquired volume and organic volume growth, which were partially offset by lower net selling prices.

•	Net sales in our fine paper and packaging business increased $10.1 million (3%) from the prior year period due to acquired volume, which was partially offset by lower net selling prices.

•	Net sales in our other business segment increased $12.7 million from the prior year period due to acquired volume.

Analysis of Operating Income—Three and nine months ended September 30, 2016 and 2015

The following table sets forth line items from our condensed consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	78.9%	79.1%	76.7%	77.8%
Gross profit	21.1%	20.9%	23.3%	22.2%
Selling, general and administrative expenses	9.0%	9.2%	10.0%	9.4%
Integration/restructuring costs	0.5%	1.2%	0.5%	0.4%
Other expense (income) - net	—%	—%	—%	0.1%
Operating income	11.6%	10.5%	12.8%	12.2%
Interest expense - net	1.2%	1.2%	1.2%	1.3%
Income from continuing operations before income taxes	10.4%	9.3%	11.6%	10.9%
Provision for income taxes	3.4%	3.5%	3.7%	3.9%
Income from continuing operations	7.0%	5.8%	7.9%	7.0%

Commentary:

The following table presents our operating income by segment for the three months ended September 30, 2016 and 2015:

			Change in Operating Income Compared to Prior Period
	Three Months Ended September 30,			Change Due To
			Total		Net	Input
	2016	2015	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$14.1	$11.0	$3.1	$1.8	$(3.2)	$2.5	$(0.1)	$2.1
Fine Paper and Packaging	17.3	17.2	0.1	(1.2)	(2.3)	3.0	—	0.6
Other	0.1	(0.2)	0.3	0.1	—	—	—	0.2
Unallocated corporate costs	(4.6)	(3.6)	(1.0)	—	—	—	—	(1.0)
Consolidated	$26.9	$24.4	$2.5	$0.7	$(5.5)	$5.5	$(0.1)	$1.9

(a)         Includes changes in selling price and product mix.
(b)         Includes price changes for raw materials, energy, and acquisition related purchasing synergies.
(c)          Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and SG&A expenses, and integration/restructuring costs and other acquisition-related synergies.

Consolidated operating income of $26.9 million for the three months ended September 30, 2016 increased $2.5 million (10%) from the prior year period.  The favorable comparison was primarily due to lower manufacturing costs resulting from reduced prices for materials, increased acquisition synergies and operational efficiencies, higher volume, and lower integration and restructuring costs. These favorable variances were partially offset by lower net selling prices, mostly due to the mix of products sold.  Excluding integration and restructuring costs of $1.2 million and $2.9 million for 2016 and 2015, respectively, operating income increased $0.8 million (3%).

•
Operating income for our technical products business increased $3.1 million (28%) from the prior year period primarily due to incremental volume growth, lower manufacturing costs resulting from lower material prices and operational efficiencies, and lower integration and restructuring costs. These favorable variances were partially offset by added SG&A from the acquisition and lower net selling prices. Excluding integration and restructuring costs of $0.1 million and $1.1 million for 2016 and 2015, respectively, operating income increased $2.1 million (17%) from the prior year.

•
Operating income for our fine paper and packaging business increased $0.1 million (1%) from the prior year period as lower manufacturing material prices, reduced SG&A expense, and lower integration costs, combined, were mostly offset by a lower-priced mix of products sold and lower volumes. Excluding integration costs of $0.3 million and $0.9 million for 2016 and 2015, respectively, operating income decreased $0.5 million (3%).

•
Unallocated corporate expenses for the three months ended September 30, 2016 of $4.6 million were $1.0 million higher than the prior year period. The unfavorable comparison to the prior year period is primarily due to the non-capitalizable costs related to the U.S. Filtration project, which is expected to go into production in early 2017.

The following table presents our operating income by segment for the nine months ended September 30, 2016 and 2015:

			Change in Operating Income Compared to Prior Period
	Nine Months Ended September 30,			Change Due To
			Total		Net	Input
	2016	2015	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$53.4	$41.7	$11.7	$10.3	$(4.8)	$7.8	$(0.2)	$(1.4)
Fine Paper and Packaging	53.2	52.2	1.0	(0.6)	(3.0)	9.0	—	(4.4)
Other	0.1	(0.2)	0.3	1.3	—	—	—	(1.0)
Unallocated corporate costs	(14.5)	(13.2)	(1.3)	—	—	—	—	(1.3)
Consolidated	$92.2	$80.5	$11.7	$11.0	$(7.8)	$16.8	$(0.2)	$(8.1)

(a)         Includes changes in selling price and product mix.
(b)         Includes price changes for raw materials, energy, and acquisition related purchasing synergies.
(c)          Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and SG&A expenses, integration/restructuring costs, and other acquisition related synergies.

Consolidated operating income of $92.2 million for the nine months ended September 30, 2016 increased $11.7 million (15%) from the prior year period. The favorable comparison was primarily due to lower manufacturing material costs (including purchasing synergies resulting from the FiberMark Acquisition), and incremental volume and increased sales. These favorable variances were partially offset by incremental acquired SG&A, integration and restructuring costs, and lower net selling prices. Excluding integration and restructuring costs of $3.7 million and $2.9 million for 2016 and 2015, respectively, operating income increased $12.5 million (15%).

•
Operating income for our technical products business increased $11.7 million (28%) from the prior year period primarily due to incremental volume growth, lower manufacturing material and other costs and lower integration and restructuring costs. These favorable variances were partially offset by incremental acquired SG&A and lower net selling prices. Excluding integration and restructuring costs of $0.6 million and $1.1 million for 2016 and 2015, respectively, operating income increased $11.2 million (26%).

•
Operating income for our fine paper and packaging business increased $1.0 million (2%) from the prior year period as lower manufacturing material costs and manufacturing efficiencies were partially offset by lower net selling prices, incremental acquired SG&A, and higher integration costs. Excluding integration costs of $1.1 million and $0.9 million for 2016 and 2015, respectively, operating income increased $1.2 million (2%).

•
Unallocated corporate expenses for the nine months ended September 30, 2016 of $14.5 million were $1.3 million higher than the prior year period. The unfavorable comparison to the prior year period is primarily due to the non-capitalizable costs related to the U.S. Filtration project, which is expected to go into production in early 2017.

The following table sets forth our operating income by segment, adjusted for the effects of integration and restructuring costs, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating income
Technical Products	$14.1	$11.0	$53.4	$41.7
Fine Paper and Packaging	17.3	17.2	53.2	52.2
Other	0.1	(0.2)	0.1	(0.2)
Unallocated corporate costs	(4.6)	(3.6)	(14.5)	(13.2)
Operating Income as Reported	$26.9	$24.4	$92.2	$80.5
Adjustments to Reported Operating Income
Technical Products
Integration/Restructuring costs	0.1	1.1	0.6	1.1
Fine Paper and Packaging
Integration costs	0.3	0.9	1.1	0.9
Other
Integration costs	—	0.3	0.6	0.3
Unallocated corporate costs
Restructuring costs	0.8	0.6	1.4	0.6
Total Adjustments to Reported Operating Income	1.2	2.9	3.7	2.9
Operating Income as Adjusted	$28.1	$27.3	$95.9	$83.4

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

Additional Statement of Operations Commentary:

•
SG&A expense of $21.0 million for the three months ended September 30, 2016 was $0.2 million lower than SG&A expense of $21.2 million in the prior year period as incremental acquired SG&A was offset by reduced expense due to timing of certain items. For the three months ended September 30, 2016, SG&A expense as a percent of sales decreased to 9.0 percent from 9.2 percent in the prior year period.

•
For the three months ended September 30, 2016, we incurred net interest expense of $2.7 million which was slightly lower than the prior year period due to higher borrowings in the third quarter of 2015 under our Global Revolving Credit Facilities to partially fund the FiberMark Acquisition.

•
In general, our effective tax rate differs from the U.S. statutory tax rate of 35 percent primarily due to the proportion of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate. For the three months ended September 30, 2016 and 2015, we recorded an income tax provision of $7.8 million and $8.0 million, respectively. The effective income tax rate of 32 percent for the three months ended September 30, 2016 was lower than the tax rate of 37 percent for the three months ended September 30, 2015. The 2015 rate was unusually high due to an adjustment to the amount of state R&D Credits which were expected to be utilized prior to expiration as a result of the FiberMark acquisition. For 2016, the adoption of ASU 2016-09, as discussed in Note 2 in the consolidated financial statements, allowed excess tax benefits from share-based payments to be shown as a reduction to income tax expense and reduced the rate for the quarter by 1.75 percent. Our effective income tax rate of 32 percent for the nine months ended September 30, 2016 was consistent with the full-year rate for 2015.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2016	2015
Net cash flow provided by (used in):
Operating activities	$97.7	$79.5
Investing activities:
Capital expenditures	(49.4)	(25.7)
Acquisitions	—	(118.2)
Other investing activities	(0.1)	0.4
Total	(49.5)	(143.5)
Financing activities:
Net (repayments) borrowings of long-term debt	(20.4)	16.8
Other financing activities	(24.5)	(19.2)
Total	(44.9)	(2.4)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(0.7)
Net increase (decrease) in cash and cash equivalents	$3.1	$(67.1)

Operating Cash Flow Commentary

•
Cash provided by operating activities of $97.7 million for the nine months ended September 30, 2016 was $18.2 million higher than cash provided by operating activities of $79.5 million in the prior year period. The favorable comparison was primarily due to higher operating earnings and a decrease in our investment in working capital, partly offset by higher post-retirement benefit contributions in the current year.

Investing Commentary:

•
For the nine months ended September 30, 2016 and 2015, cash used by investing activities was $49.5 million and $143.5 million, respectively. Cash used by investing activities for the nine months ended September 30, 2015 includes acquisition related spending of $118.2 million. Capital expenditures for the nine months ended September 30, 2016 were $49.4 million compared to spending of $25.7 million in the prior year period. In general, we expect aggregate annual capital expenditures of approximately 3 to 5 percent of net sales. For 2016, we expect annual capital expenditures of approximately $75 million to exceed our normal level of spending due to incremental investments in filtration assets in the U.S. We expect that capital spending will return to our normal range in 2017. We believe that the level of our capital spending can be more than adequately funded from cash provided from operating activities and allows us to maintain the efficiency and cost effectiveness of our assets and also invest in expanded manufacturing capabilities to successfully pursue strategic initiatives and deliver attractive returns.

Financing Commentary:

Our liquidity requirements are provided by cash generated from operations and short and long-term borrowings.

•
For the nine months ended September 30, 2016 and 2015, cash used in financing activities was $44.9 million and $2.4 million, respectively. Cash used in financing activities consists primarily of net repayments of long-term debt, dividends paid, and share repurchases. For the nine months ended September 30, 2015, we drew down from our Global Revolving Credit Facilities to fund the FiberMark Acquisition.

•
Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of September 30, 2016, we had $32.7 million outstanding under our Global Revolving Credit Facilities and $113.4 million of available credit (based on exchange rates at September 30, 2016).

•	We have required debt principal payments through September 30, 2017 of $1.3 million for principal payments on the German loan agreement.

•
For the nine months ended September 30, 2016, cash and cash equivalents increased $3.1 million to $7.3 million at September 30, 2016 from $4.2 million at December 31, 2015. Total debt decreased $18.2 million to $211.2 million at September 30, 2016 from $229.4 million at December 31, 2015. Net debt (total debt minus cash and cash equivalents) decreased by $21.3 million.

•
As of September 30, 2016, our cash balance of $7.3 million consists of $4.6 million in the U.S. and $2.7 million held at entities outside of the U.S. As of September 30, 2016, there were no restrictions regarding the repatriation of our non-U.S. cash and, we believe, the repatriation of these cash balances to the U.S. would not materially increase our income tax provision.

Transactions With Shareholders

•
In November 2015, our Board of Directors approved a ten percent increase in the annual dividend rate on our common stock to $1.32 per share. Beginning in March 2016, the dividend is being paid in four equal quarterly installments of $0.33 per share. For the nine months ended September 30, 2016 and 2015, we paid cash dividends of $0.99 per common share or $16.8 million and $0.90 per common share or $15.2 million, respectively.

•
Purchases under the 2016 Stock Purchase Plan will be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. The 2016 Stock Purchase Plan does not require us to purchase any specific number of shares and may be suspended or discontinued at any time. For the nine months ended September 30, 2016 and 2015, we repurchased approximately 127,400 shares of Common Stock at a cost of $7.8 million and 103,000 shares of Common Stock at a cost of $5.8 million, respectively. For further details on our Stock Purchase Plans refer to Note 8.

Other Items:

•
As of September 30, 2016, we had $71.5 million of state NOLs. Our state NOLs may be used to offset approximately $2.3 million in state income taxes. If not used, substantially all of the state NOLs will expire in various amounts between 2016 and 2035. In addition, we had $23.3 million of U.S. federal and state R&D Credits which, if not used, will expire between 2027 and 2035 for the U.S. federal R&D Credits and between 2017 and 2030 for the state R&D Credits. As of September 30, 2016, we recorded a valuation allowance of $2.8 million against a portion of the R&D Credits.

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

As of September 30, 2016, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the three and nine months ended September 30, 2016. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the three and nine months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities:

The following table contains information about our purchases of our equity securities for the three months ended September 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (a)
July 1, 2016 — July 31, 2016	—	$—	—	$24,886,000
August 1, 2016 — August 31, 2016	12,279	$76.72	12,279	$23,943,900
September 1, 2016 — September 30, 2016	19,740	$79.28	19,740	$22,378,847

(a)         As of September 30, 2016, the Company has purchased approximately 169,400 shares of Common Stock at an aggregate cost of $10.3 million under the 2016 Stock Purchase Plan and 2015 Stock Purchase Plan.  For further discussion on the share repurchase plans refer to Note 8.

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

November 9, 2016