Form 10-K
period 2016-12-31
Neenah Paper Inc
filed 2017-02-24
CIK 1296435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock held by non-affiliates on June 30, 2016 (based on the closing stock price on the New York Stock Exchange) on such date was approximately $1,190,000,000.
As of February 21, 2017, there were 16,805,000 shares of the Company's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on May 23, 2017 is incorporated by reference into Part III hereof.

PART I

In this report, unless the context requires otherwise, references to "we," "us," "our," "Neenah" or the "Company" are intended to mean Neenah Paper, Inc., its consolidated subsidiaries and predecessor companies.
Item 1.    Business
Overview

We are organized into two primary businesses: a performance-based technical products business and a premium fine paper and packaging business.
Our technical products business is a leading international producer of transportation, water and other filter media and durable, saturated and coated substrates for a variety of end markets. We focus on categories where we believe we are, or can be, a market leader. These categories include filtration media for transportation, water and other uses, backings for specialty tapes and abrasives, performance labels and other specialty markets. Our dedicated technical products manufacturing facilities are located near Munich, Germany, in Bolton, England, in Munising, Michigan and in Pittsfield, Massachusetts. In addition, certain technical products are manufactured along with fine paper and packaging products in shared facilities located in upstate New York and Quakertown, Pennsylvania. In 2017, a filtration machine (which was converted from a fine paper machine) will begin production in Appleton, Wisconsin, a site also shared with the fine paper and packaging business. For a description of the shared facilities, see Item 2, "Properties."
We believe our fine paper and packaging business is the leading supplier of premium printing and other high end specialty papers in North America. Our products include some of the most recognized and preferred papers in North America, where we enjoy leading market positions in many of our product categories. We sell our products primarily to authorized paper distributors, as well as through converters, major national retailers and specialty businesses. Our primary fine paper and packaging manufacturing facilities are located in Neenah and Whiting, Wisconsin and in Brattleboro, Vermont. In addition, certain products are manufactured in shared facilities located in upstate New York and Quakertown, Pennsylvania, as well as an existing site shared with technical products in 2017 in Appleton, Wisconsin. For a description of the shared facilities, see Item 2, "Properties."

Company Structure
Our corporate structure consists of Neenah Paper, Inc. and seven direct wholly owned subsidiaries.
Neenah Paper, Inc. is a Delaware corporation that holds our trademarks and patents related to all of our U.S. businesses (except Neenah Paper FVC, Inc), all of our U.S. fine paper and packaging inventory, the real estate, mills and manufacturing assets associated with our fine paper and packaging operations in Neenah and Whiting, Wisconsin and all of the equity in our subsidiaries listed below. The common stock of Neenah is publicly traded on the New York Stock Exchange under the symbol "NP."
Neenah Paper Michigan, Inc. is a Delaware corporation and a wholly owned subsidiary of Neenah that owns the real estate, mill and manufacturing assets associated with our U.S. technical products business in Munising, Michigan.
Neenah Paper FVC, LLC is a Delaware limited liability company and wholly owned subsidiary of Neenah that owns all of the equity of Neenah Paper FR, LLC. Neenah Paper FR, LLC ("Fox River") is a Delaware limited liability company that owns the real estate, mill and manufacturing assets associated with our fine paper and packaging operation in Appleton, Wisconsin.
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
Neenah Filtration, LLC is a Delaware limited liability company and wholly owned subsidiary of Neenah that owns all of the equity of Neenah Technical Materials, Inc. ("NTM") and Neenah Filtration Appleton, LLC ("NFA"). NTM is a Massachusetts corporation that owns all of the real estate, mills and manufacturing assets associated with our technical materials business in Pittsfield, Massachusetts. NFA is a Delaware limited liability company that owns certain assets associated with our filtration business in Appleton, Wisconsin. The filtration assets in Appleton, Wisconsin have started production in January 2017. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."
Neenah FMK Holdings, LLC is a Delaware limited liability company and a wholly owned subsidiary of Neenah that owns all of the equity of ASP FiberMark, LLC ("ASP"). ASP is a Delaware limited liability company that owns all of the equity of Neenah Northeast, LLC ("NNE") and Neenah International UK Limited, a United Kingdom corporation ("Neenah UK"). NNE is a Delaware limited liability company that owns certain real estate, mills and manufacturing assets associated with our fine paper and packaging business and technical products business located in Brattleboro, Vermont, West Springfield, Massachusetts, Quakertown and Reading, Pennsylvania, and Brownville and Lowville, New York. Neenah UK is a United Kingdom corporation that owns all of the equity of Neenah Red Bridge International Limited ("Red Bridge"). Red Bridge is a United Kingdom corporation that owns all of the real estate, manufacturing assets and inventory associated with our technical products business in Bolton, England.
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
Technical Products.   The Munising, Michigan mill was purchased by Kimberly-Clark in 1952. Subsequent to the purchase, the mill was converted to produce durable, saturated and coated papers for sale and use in a variety of industrial applications for our technical products business.

In October 2006, we purchased the outstanding interests of FiberMark Services GmbH & Co. KG and the outstanding interests of FiberMark Beteiligungs GmbH (collectively "Neenah Germany"). At acquisition, the Neenah Germany assets consisted of two mills located near Munich, Germany and a third mill near Frankfurt, Germany. These mills produced a wide range of products, including transportation filter media, nonwoven wall coverings, masking and other tapes, abrasive backings, and specialized printing and coating substrates.
In July 2014, we purchased all of the outstanding equity of Crane Technical Materials, Inc. from Crane & Co., Inc. The acquired business provides performance-oriented wet laid nonwoven media for water filtration end markets as well as environmental, energy and industrial uses. The business has two manufacturing facilities in Pittsfield, Massachusetts.
On October 31, 2015, we sold our paper mill located near Frankfurt, Germany (the "Lahnstein Mill") to the Kajo Neukirchen Group (the "Buyer") for net cash proceeds of approximately $5.4 million. The Lahnstein Mill, which had annual sales of approximately €50 million, had been operating as a stand-alone business, manufacturing non-woven wallcoverings and various other specialty papers. See Note 13 of Notes to Consolidated Financial Statements, "Discontinued Operations."
Fine Paper and Packaging.    The fine paper and packaging business was incorporated in 1885 as Neenah Paper Company, which initially operated a single paper mill in Neenah, Wisconsin. Kimberly-Clark acquired the mill in 1956. In 1981, Kimberly-Clark purchased an additional mill located in Whiting, Wisconsin and in the late 1980s and early 1990s, the capacity of the fine paper and packaging business was expanded by building two new paper machines at the Whiting mill and completing a major expansion of the Neenah facility with the installation of a new paper machine, finishing center, customer service center and an expanded distribution center.
In March 2007, we acquired the assets and brands of Fox River, which was a consolidating acquisition. In January 2012, we purchased certain premium fine paper brands and other assets from Wausau Paper Mills, LLC, a subsidiary of Wausau Paper Corp. ("Wausau") and in January 2013, we purchased certain premium business paper brands from the Southworth Company ("Southworth").
FiberMark Acquisition.    On August 1, 2015, we purchased all of the outstanding equity of ASP FiberMark, LLC ("FiberMark") from ASP FiberMark Holdings, LLC ("American Securities") for approximately $118 million (the "FiberMark Acquisition"). We added specialty coating and finishing capabilities with this acquisition, particularly in luxury packaging and technical products. The results of operations and assets related to the FiberMark Acquisition are reflected in each of our business segments.
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
Delivering consistent, attractive returns to our shareholders — We will continue to use Return on Invested Capital ("ROIC") as a key metric to evaluate investment decisions, measure our performance, maintain a prudent capital structure and deploy cash flows in ways that can provide value, including direct cash returns to shareholders through a meaningful dividend.
Products
Technical Products.    Our technical products business is a leading international producer of performance-based substrates such as filtration media for transportation, water and other filtration markets, and saturated and coated performance materials used for industrial backings, labels and a variety of other end markets. In general, our technical products are sold to other manufacturers as key components for their finished products. Several of our key market segments served, including filtration and specialty backings for tape and abrasives, are global in scope. JET-PRO®SofStretchTM , KIMDURA®, PREVAILTM, NEENAH®, and GESSNER® are brands of our technical products business.

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
Specialty backings including a) saturated and unsaturated crepe and flat paper tapes sold to manufacturers to produce finished pressure sensitive products for sale in automotive, transportation, manufacturing, building construction, and industrial general purpose applications, including sales in the consumer do-it-yourself retail channel and b) coated lightweight abrasive paper used in the automotive, construction, metal and woodworking industries for both dry and wet sanding applications.
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
Bright papers are used in applications such as direct mail, advertising inserts, scrapbooks and marketing collateral. Our brands in this category include ASTROBRIGHTS® and CREATIVE COLLECTIONTM. Additionally, business papers for professionals and small businesses are sold under our Southworth® brand through major retailers.
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
The technical products business has more than 500 customers worldwide. The distribution of sales in 2016 was approximately 43 percent in North America, 35 percent in Europe and 22 percent in Latin America and Asia. Customers typically convert and transform base papers and film into finished rolls and sheets by adding adhesives, coatings, and finishes. These transformed products are then sold to end-users.
Sales to the technical products business's three largest customers represented approximately 14 percent of total sales for the segment in 2016. Although a complete loss of any of these customers would cause a temporary decline in the business's sales volume, the decline could be partially offset by expanding sales to existing customers, and further offset over a several month period with the addition of new customers.
Fine Paper and Packaging.    We believe our fine paper and packaging business is the leading supplier of premium writing, text and cover papers, bright papers and specialty papers in North America. These products are used in high-end collateral material, business and legal professions, and corporate identity products. Our premium packaging business includes products such as food and beverage labels and high-end packaging materials such as folding cartons and box wrap used for luxury retail goods. Bright papers are generally used by consumers for flyers, direct mail and packaging.
The fine paper and packaging business sells its products in a variety of channels including authorized paper distributors, converters, retailers, and direct to end users. Sales to distributors account for approximately 60 percent of revenue in the fine paper and packaging business. During 2016, approximately 10 percent of the sales of our fine paper and packaging business were exported to markets outside the United States.
Sales to the largest customer of the fine paper and packaging business represented approximately 15 percent of its total sales in 2016. We practice limited sales distribution to improve our ability to control the marketing of our products. Although a complete loss of this customer would cause a temporary decline in the business's sales volume, the decline could be partially offset by expanding sales to existing customers, and further offset over a several month period with the addition of new customers.
Concentration.    In July 2014, Unisource Worldwide, Inc ("Unisource") and xpedx, formerly owned by International Paper ("xpedx") merged to form Veritiv Corporation ("Veritiv"). For the year ended December 31, 2016, sales to Veritiv represented approximately 8 percent of consolidated net sales and approximately 15 percent of net sales of the fine paper and packaging business. For the year ended December 31, 2015 and 2014 sales to Unisource and xpedx (and as merged Veritiv) represented approximately 10 percent of consolidated net sales and approximately 20 percent of net sales of the fine paper and packaging business.
The following graphs present further information about our businesses by geographic area (dollars in millions):
Net Sales from Geographic Region
(in Millions)

Total Assets by Geographic Region
(in Millions)

Net sales and total assets are attributed to geographic areas based on the physical location of the selling entities and the physical location of the assets. See Note 14 of Notes to Consolidated Financial Statements, "Business Segment and Geographic Information", for information with respect to net sales, profits and total assets by business segment.
Raw Materials
Technical Products.    Softwood pulp, specialty pulp and fibers, and latex are the primary raw materials consumed by our technical products business. The technical products business purchases softwood pulp, specialty pulp and fibers, and latex from various external suppliers. We believe that all of the raw materials for our technical products operations, except for certain specialty latex grades and specialty softwood pulp, are readily available from several sources and that the loss of a single supplier would not cause a shutdown of our manufacturing operations.
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
Fine Paper and Packaging.    Hardwood pulp is the primary fiber used to produce products of the fine paper and packaging business. Other significant raw material inputs in the production of fine paper and packaging products include softwood pulp, recycled fiber, cotton fiber, dyes and fillers. The fine paper and packaging business purchases all of its raw materials externally. We believe that all of the raw materials for our fine paper and packaging operations are readily available from several sources and that the loss of a single supplier would not cause a shutdown of our manufacturing operations.
Energy and Water
The equipment used to manufacture the products of our technical products and fine paper and packaging businesses uses significant amounts of energy, primarily electricity, natural gas, oil and coal. We generate substantially all of our electrical energy at the Munising mill and approximately 25 percent of the electrical energy at our mills in Appleton, Wisconsin and Bruckmühl, Germany. We also purchase electrical energy from external sources, including electricity generated from renewable sources.
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
Fine Paper and Packaging.    The fine paper and packaging business maintains approximately 10 days of raw material inventories to support its paper making operations and about 55 days of finished goods inventory to fill customer orders. Fine paper and packaging sales terms range between 20 and 30 days with discounts of zero to two percent for customer payments, with discounts of one percent and 20-day terms used most often. Extended credit terms are offered to customers located in certain international markets. Supplier invoices are typically paid within 60 days.
Competition
Technical Products.    Our technical products business competes in global markets with a number of large multinational competitors, including Ahlstrom Corporation, Munksjö, ArjoWiggins SAS and Hollingsworth & Vose Company. It also competes in some, but not all, of these segments with smaller regional manufacturers, such as Monadnock Paper Mills, Inc., Expera Specialty Solutions LLC., Potsdam Specialty Paper, Inc. and Paper Line S.p.A. We believe the basis of competition in most of these segments are the ability to design and develop customized product features to meet customer specifications while maintaining quality, customer service and price. We believe our research and development program gives us an advantage in customizing base papers and developing advanced filter media to meet customer needs.
Fine Paper and Packaging.    We believe our fine paper and packaging business is the leading supplier of premium printing and other high end specialty papers in North America. Our fine paper and packaging business also competes in the premium segment of the uncoated free sheet market. The fine paper and packaging business competes directly in North America with Mohawk Fine Paper Inc. and other smaller companies. We believe the primary basis of competition for premium fine papers are brand recognition, product quality, customer service, product availability, promotional support and variety of colors and textures. Price also can be a factor particularly for lower quality printing needs that may compete with opaque and offset papers. We have and will continue to invest in advertising and other programs aimed at graphic designers, printers and corporate end-users in order to maintain a high level of brand awareness as well as communicate the advantages of using our products. Our premium packaging business is focused on high-end packaging needs in end market verticals like beauty products, spirits and retail.   Primary bases of competition are similarly brand recognition, product quality, customer service, product availability, and a variety of colors and textures. Premium packaging is primarily a North American business, but we also sell to customers in Asia and other markets outside the U.S. We believe the premium packaging market to be highly fragmented, with multiple competitors, many of which produce premium packaging products as a small subset of larger packaging operations.
Research and Development
Our technical products business maintains research and development laboratories in Feldkirchen-Westerham, Germany, Munising, Michigan and Pittsfield, Massachusetts to support its strategy of developing new products and technologies, and to support growth in its existing product lines and other strategically important markets. We also have a research and development laboratory in West Springfield, Massachusetts that supports both our technical products and fine paper and packaging businesses. We have continually invested in product research and development with spending of $9.4 million in 2016, $6.8 million in 2015 and $5.7 million in 2014.
Intellectual Property
We own more than 100 granted patents and have multiple pending patent applications in the United States, Canada, Europe and certain other countries covering image transfer paper, abrasives and medical packaging, and other paper processing. We also own more than 150 trademarks with registrations in approximately 80 countries. Our image transfer patents have contributed to establishing the technical products business as a leading global supplier of image transfer papers through our highly recognized JET-PRO®, 3G JET-OPAQUE®, TECHNIPRINT®, LASER-ONE OPAQUE® and IMAGE CLIP® brands, and our global trademark collection demonstrates strong product brand recognition.
For more than 100 years, Neenah’s fine paper and packaging business has built its market leading reputation on creating and manufacturing trademarked brands for premium writing, text, cover, digital, packaging, and specialty needs. The Neenah Paper signature portfolio includes innovative, market leading brands such as ASTROBRIGHTS®, CLASSIC® (including CLASSIC CREST®, CLASSIC® Linen, CLASSIC® Laid, CLASSIC COLUMNS®, CLASSIC® Stipple, CLASSIC® Woodgrain, and CLASSIC® Techweave), ENVIRONMENT®, The Design Collection, ROYAL SUNDANCE® Papers, and many more. Our fine paper and packaging business provides unique and sustainable packaging papers and custom solutions for premium packaging needs. With brands that stand for consistency and quality such as NEENAH® Folding Board, NEENAH® Box Wrap, ESTATE LABEL®, BELLA® Label, and NEENAH IMAGEMAX® Paper Card, our fine paper and packaging business enables leading and emerging brands to deliver on their brand’s promise. In 2012, we entered the retail channel by acquiring the brand portfolio of Wausau Paper including ASTROBRIGHTS® Papers, the first brightly colored paper in the industry, followed by the SOUTHWORTH Brand, a time-honored product for business professionals. Our fine paper and packaging business maintains a well-rounded and well-respected portfolio of brands allowing us to be recognized as an industry leader setting standards for quality, consistency, and dependability on press.

The 2015 acquisition of FiberMark added other trademarks recognized in both the publishing and packaging markets, including SKIVERTEX®, KIVAR®, CORVON®, HYFLEX®, TOUCHE®, and MULTICOLOR®. Development work after the acquisition added the MONTELENA® mark to our portfolio as well.

The KIMDURA® and MUNISING LP® trademarks have made a significant contribution to the marketing of synthetic film and clean room papers of the technical products business. Finally, the GESSNER® trademark has played an important role in the marketing of Neenah’s filtration product lines.
Backlog and Seasonality
Technical Products.    In general, sales and profits for the technical products business have been relatively stronger in the first half of the year with reductions in the third quarter due to reduced customer converting schedules and in the fourth quarter due to a reduction in year-end inventory levels by our customers. The order flow for the technical products business is subject to seasonal peaks for several of its products, such as the larger volume grades of specialty tape, abrasives, premask, and label stock used primarily in the downstream finished goods manufacturing process. To assure timely shipments during these seasonal peaks, the technical products business provides certain customers with finished goods inventory on consignment. Historically, consignment sales have represented approximately 15 percent of the technical products business's annual sales. Orders are typically shipped within six to eight weeks of receipt of the order. However, the technical products business periodically experiences periods where order entry levels surge, and order backlogs can increase substantially. Raw materials are purchased and manufacturing schedules are planned based on customer forecasts, current market conditions and individual orders for custom products. The order backlog in the technical products business on December 31, 2016 was approximately $101 million and represented approximately 22 percent of prior year sales. The order backlog in the technical products business on December 31, 2015 was approximately $103 million and represented approximately 25 percent of prior year sales. We previously filled the order backlog from December 31, 2015 and expect to fill the order backlog from December 31, 2016 within the next year.
Fine Paper and Packaging.    The fine paper and packaging business has historically not experienced seasonality. Orders for stock products are typically shipped within two days, while custom orders are shipped within two to three weeks of receipt. Raw material purchases and manufacturing schedules are planned based on a combination of historical trends, customer forecasts and current market conditions. The order backlogs in the fine paper and packaging business on December 31, 2016 and 2015 were $19.6 million and $19.2 million, respectively, which represent approximately 15 days of sales. The order backlogs from December 31, 2016 and 2015 were filled in the respective following years.
The operating results at each of our businesses are influenced by the timing of our annual maintenance downs, which are generally scheduled in the third quarter.
Employee and Labor Relations
As of December 31, 2016, we had approximately 2,303 regular full-time employees of whom 1,099 hourly and 526 salaried employees were located in the United States and 405 hourly and 273 salaried employees were located in Europe.
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

As of December 31, 2016, no employees are covered under collective bargaining agreements that expire in the next 12 months, with the exception of the employees covered by the collective bargaining arrangement with the IG BCE. We believe we have satisfactory relations with our employees covered by collective bargaining agreements and do not expect the negotiation of new collective bargaining agreements to have a material effect on our results of operations or cash flows. See Note 12 of Notes to Consolidated Financial Statements, "Contingencies and Legal Matters — Employees and Labor Relations."
Environmental, Health and Safety Matters
Our operations are subject to federal, state and local laws, regulations and ordinances relating to various environmental, health and safety matters. We believe our operations are in compliance with, or we are taking actions designed to ensure compliance with, these laws, regulations and ordinances. However, the nature of our operations exposes us to the risk of claims concerning non-compliance with environmental, health and safety laws or standards, and there can be no assurance that material costs or liabilities will not be incurred in connection with those claims. Except for certain orders issued by environmental, health and safety regulatory agencies with which we believe we are in compliance and which we believe are immaterial to our financial condition, results of operations and liquidity, we are not currently named as a party in any judicial or administrative proceeding relating to environmental, health and safety matters.
Greenhouse gas ("GHG") emissions have increasingly become the subject of political and regulatory focus. Concern over potential climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting GHG emissions. In addition to certain federal proposals in the United States to regulate GHG emissions, Germany, the United Kingdom (“U.K.”) and all the states in which we operate are currently considering GHG legislation or regulations, either individually and/or as part of regional initiatives. While not all are likely to become law it is reasonably possible that additional climate change related mandates will be forthcoming, and it is expected that they may adversely impact our costs by increasing energy costs and raw material prices, requiring operational or equipment modifications to reduce emissions and creating costs to comply with regulations or to mitigate the financial consequences of such compliance.
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
We have planned capital expenditures to comply with environmental, health and safety laws, regulations and ordinances during the period 2017 through 2018 of approximately $1 million to $2 million annually. Our anticipated capital expenditures for environmental projects are not expected to have a material effect on our financial condition, results of operations or liquidity.
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
Changes in international geopolitical and macro economic conditions generally, and particularly in Germany, could adversely affect our business and results of operations. Fluctuations in the prices of and the demand for products could result in smaller profit margins and lower sales volumes.
Our operating results and business prospects could be adversely affected by risks related to the countries outside the United States in which we have manufacturing facilities or sell our products, including Germany, the Eurozone and elsewhere. Downturns in economic activity, adverse tax consequences, fluctuations in the value of local currency versus the U.S. dollar, or any change in social, political, macro economic or labor conditions in any of these countries or regions could negatively affect our financial results.
On June 23, 2016, the U.K. voted by referendum to exit the European Union (“E.U.”); this vote is commonly referred to as “Brexit.” The referendum is non-binding and the exit from the E.U. is not immediate. Once the U.K. invokes E.U. Article 50, there is a two-year window in which the U.K. and European Commission can negotiate the future terms for imports, exports, taxes, employment, immigration and other areas. Brexit has caused volatility in global stock markets and currency exchange rates, affecting the markets in which we operate. The implications of Brexit could adversely affect demand for our products, our financial results and operations, and our relationships with customers, suppliers and employees in the short- or long-term.
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
Sales to the largest customer of the fine paper and packaging business represented approximately 15 percent of total sales for the segment in 2016. Sales to the three largest customers of the technical products business represented approximately 14 percent of total sales for the segment in 2016. A significant loss of business from any of our major fine paper and packaging or technical products customers may have a material adverse effect on our financial condition, results of operations and liquidity. We are also subject to credit risk associated with our customer concentration. If one or more of our largest fine paper and packaging or technical products customers were to become bankrupt, insolvent or otherwise were unable to pay for services provided, we may incur significant write-offs of accounts receivable.
We cannot be certain that our tax planning strategies will be effective and that our research and development tax credits will continue to be available to offset our tax liability.
We are continuously undergoing examination by the Internal Revenue Service (the "IRS") as well as taxing authorities in various state and foreign jurisdictions in which we operate. The IRS and other taxing authorities routinely challenge certain deductions and credits reported on our income tax returns.
As of December 31, 2016, we had $25.2 million of U.S. federal and state research and development credits ("R&D Credits") which, if not used, will expire between 2027 and 2035 for the U.S. federal R&D Credits and between 2017 and 2031 for the state R&D Credits. The availability of state NOLs and state credits to offset taxable income and income tax, respectively, could also be substantially reduced if we were to undergo an "ownership change" as defined within certain state tax codes.
In accordance with Accounting Standards Codification ("ASC") Topic 740, Income Taxes ("ASC Topic 740"), as of December 31, 2016, we have recorded a liability of $10.3 million for uncertain tax positions where we believe it is "more likely than not" that the benefit reported on our income tax return will not be realized. There can be no assurance, however, that the actual amount of unrealized deductions will not exceed the amounts we have recognized for uncertain tax positions.
We have significant obligations for pension and other postretirement benefits.
We have significant obligations for pension and other postretirement benefits which could require future funding beyond that which we have funded in the past or which we currently anticipate. At December 31, 2016, our projected pension benefit obligations were $370.9 million and exceeded the fair value of pension plan assets by $52.8 million. In 2016, we made total contributions to qualified pension trusts of $17.8 million. In addition, during 2016 we paid pension benefits for unfunded qualified and supplemental retirement plans of $0.6 million. At December 31, 2016, our projected other postretirement benefit obligations were $40.7 million. No assets have been set aside to satisfy our other postretirement benefit obligations. In 2016, we made payments for postretirement benefits other than pensions of $3.8 million. A material increase in funding requirements or benefit payments could have a material effect on our cash flows.
We may be required to pay material amounts under multiemployer pension plans.
We contribute to The PACE Industry Union-Management Pension Fund ("the PIUMPF"), a multiemployer pension plan. The amount of our annual contributions to the PIUMPF is negotiated with the plan and the bargaining unit representing our employees covered by the plan. In 2016, we contributed approximately $0.1 million to the PIUMPF. In addition, in the event of a partial or complete withdrawal by us from the PIUMPF at a time when the plan is underfunded, we would be liable for a proportionate share of such plan's unfunded vested benefits, referred to as a withdrawal liability. In the event that any other contributing employer withdrew from the PIUMPF at a time when the plan is underfunded, and such employer cannot satisfy its obligations to the plan at the time of withdrawal, then the proportionate share of the plan's unfunded vested benefits that would be allocable to us and to the other remaining contributing employers, would increase and there could be an increase to our required annual contributions. In future negotiations of collective bargaining agreements with the labor union that participates in the PIUMPF, we may decide to discontinue participation in the plan.
The PIUMPF was certified to be in "critical status" for the plan year beginning January 1, 2010, and continued to be in critical status for the plan year beginning January 1, 2016. In 2013, two large employers withdrew from the PIUMPF. Further withdrawals by other contributing employers could cause a "mass withdrawal" from, or effectively a termination of, the PIUMPF or alternatively we could elect to withdraw. Although we have no current intention to withdraw from the PIUMPF, if we were to withdraw, either completely or partially, we would incur a withdrawal liability based on our share of the PIUMPF's unfunded vested benefits. Based on information as of December 31, 2015 provided by the PIUMPF and reviewed by our actuarial consultant, we estimate that, as of December 31, 2016, the payments that we would be required to make to PIUMPF in the event of our complete withdrawal would be approximately $0.1 million per year on a pre-tax basis. These payments would continue for 20 years, unless we were deemed to be included in a "mass withdrawal" from the PIUMPF, in which case these payments would continue in perpetuity. However, we are not able to determine the exact amount of our withdrawal liability because the amount could be higher or lower depending on the nature and timing of any triggering event, the funded status of the plan and our level of contributions to the plan prior to the triggering event. These withdrawal liability payments would be in addition to pension contributions to any new pension plan adopted or contributed to by us to replace the PIUMPF and could have a material effect on our cash flows. Adverse changes to pension laws and regulations could increase the likelihood and amount of our liabilities arising under the PIUMPF.
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
We may not be able to adequately protect our intellectual property and proprietary rights, which could harm our future success and competitive position.
Our future success and competitive position also depends, in part, upon our ability to obtain and maintain protection for our intellectual property and proprietary rights. Failure to protect our existing intellectual property rights may result in the loss of valuable technologies or may require us to license other companies' intellectual property rights. It is possible that any of our patents may be invalidated, rendered unenforceable, circumvented, challenged or licensed to others or any of our pending or future patent applications may not be issued within the scope of the claims sought by us, if at all. Further, others may develop technologies that are similar or superior to our technologies, duplicate our technologies or design around our patents, and steps taken by us to protect our technologies may not prevent misappropriation of such technologies.
Future dividends on our common stock may be restricted or eliminated.
Dividends are declared at the discretion of our Board of Directors, and future dividends will depend on our future earnings, cash flow, financial requirements and other factors. Our ability to pay cash dividends on our common stock is limited under the terms of both our bank credit agreement and the indenture for our $175 million of senior notes due November 2021 (the "2021 Senior Notes"). As of December 31, 2016, under the most restrictive terms of our bank credit agreement and the indenture for the 2021 Senior Notes, our ability to pay cash dividends on our common stock is limited, as described under "Risks Relating to Our Indebtedness." There can be no assurance that we will continue to pay dividends in the future.
We may be required to record a charge to our earnings if our goodwill or intangible assets become impaired.
As of December 31, 2016, we had goodwill of $70.4 million and other intangible assets of $74.0 million. Goodwill and other intangible assets are recorded at fair value on the date of acquisition. In accordance with applicable accounting guidance, we review goodwill and other indefinite-lived intangible assets at least annually for impairment, and long-lived intangible assets when facts and circumstances warrant an impairment review. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, and a variety of other factors. The amount of any non-cash impairment would be recognized immediately through our consolidated statement of operations. Any future goodwill or other intangible asset impairment could have a material adverse effect on our results of operations and financial position.
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
Exchange rate fluctuations for the Euro do not have a material effect on the operations or cash flows of our German technical products business. Our German technical products business incurs most of its costs and sells most of its production in Europe and, therefore, its operations and cash flows are not materially affected by changes in the exchange rate of the Euro relative to the U.S. dollar. Changes in the Euro exchange rate relative to the U.S. dollar will, however, have an effect on our balance sheet and reported results of operations. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk."
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
GHG emissions have increasingly become the subject of political and regulatory focus. Concern over potential climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting GHG emissions. In addition to certain federal proposals in the United States to regulate GHG emissions, Germany, the U.K. and all the states in which we operate are currently considering GHG legislation or regulations, either individually and/or as part of regional initiatives. While not all are likely to become law it is reasonably possible that additional climate change related mandates will be forthcoming, and it is expected that they may adversely impact our costs by increasing energy costs and raw material prices, requiring operational or equipment modifications to reduce emissions and creating costs to comply with regulations or to mitigate the financial consequences of compliance.
We are subject to cybersecurity risks related to breaches of security pertaining to sensitive company, customer, employee and vendor information as well as breaches in the technology that manages operations and other business processes.
We use information technologies to securely manage operations and various business functions. We rely on various technologies to process, store and report on our business and interact with customers, vendors and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security design and controls, and those of our third party providers, our information technology and infrastructure may be vulnerable to cyber attacks by hackers or breaches due to employee error, malfeasance or other disruptions. Any such breach could result in operational disruptions or the misappropriation of sensitive data that could subject us to civil and criminal penalties, litigation or have a negative impact on our reputation. There can be no assurance that such disruptions or misappropriations and the resulting repercussions will not negatively impact our cash flows and materially affect our results of operations or financial condition. The U.S. Congress is considering cybersecurity legislation that, if enacted, could impose additional obligations on us and could expand our potential liability in the event of a cyber-security incident.
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
We may be required or choose to obtain additional debt or equity financing to meet our future working capital requirements, as well as to fund capital expenditures and acquisitions. To the extent we must obtain financing from external sources to fund our capital requirements, we cannot guarantee financing will be available on favorable terms, if at all. As of December 31, 2016, we have required debt payments of $1.2 million during the year ending December 31, 2017.
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
As of December 31, 2016, we had $175 million of 2021 Senior Notes, $42.9 million in revolving credit borrowings and $6.8 million of project financing outstanding. In addition, availability under our bank credit agreement was approximately $125 million. Our leverage could have important consequences. For example, it could:

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
The terms of our indebtedness, including our bank credit agreement and the indenture governing the 2021 Senior Notes, contain covenants restricting our ability to, among other things, incur certain additional debt, incur or create certain liens, make specified restricted payments, pay dividends, authorize or issue capital stock, enter into transactions with our affiliates, consolidate or merge with or acquire another business, sell certain of our assets or liquidate, dissolve or wind-up our Company. Under the most restrictive terms of the Third Amended and Restated Credit Agreement, we are permitted to pay cash dividends on or repurchase shares of our common stock up to the amount available under the Third Amended and Restated Credit Agreement, as long as the availability under the Third Amended and Restated Credit Agreement exceeds $25 million. If the availability is below $25 million, we are restricted from paying dividends or repurchasing shares. Under the most restrictive terms of the 2021 Senior Notes, we are permitted to pay cash dividends of up to $25 million in a calendar year, but not permitted to repurchase shares of our common stock. However, as long as the net leverage ratio (net debt/EBITDA) under the 2021 Senior Notes is below 2.5x, we can pay dividends or repurchase shares without limitation. Refer to Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for the current limitations on our ability to pay dividends on or repurchase shares of our common stock.
In addition, if the aggregate availability under our revolving credit facilities is less than the greater of (i) $25 million and (ii) 12.5 percent of the maximum aggregate commitments under our revolving credit facilities as then in effect, we will be subject to increased reporting obligations and controls until such time as availability is more than the greater of (a) $35 million and (b) 17.5 percent of the maximum aggregate commitments under our revolving credit facilities as then in effect for at least 60 consecutive days and no default or event of default has occurred or is continuing during such 60-day period.
If aggregate availability under our revolving credit facilities is less than the greater of (i) $20 million and (ii) 10 percent of the maximum aggregate commitments under our revolving credit facilities as then in effect, we are required to comply with a fixed charge coverage ratio (as defined in our bank credit agreement) of not less than 1.1 to 1.0 for the preceding four-quarter period, tested as of the end of each quarter. Such compliance, once required, would no longer be necessary once (x) aggregate availability under our revolving credit facilities exceeds the greater of (i) 17.5 percent of the aggregate commitment for our revolving credit facilities and (ii) $35 million for 60 consecutive days and (y) no default or event of default has occurred and is continuing during such 60- day period. As of December 31, 2016, aggregate availability under our revolving credit facilities exceeded the minimum required amount, and we are not required to comply with such fixed charge coverage ratio.
Our revolving credit facilities accrue interest at variable rates. As of December 31, 2016, we had $42.9 million of revolving credit borrowings outstanding. We may reduce our exposure to rising interest rates by entering into interest rate hedging arrangements, although those arrangements may result in us incurring higher interest expenses than we would incur without the arrangements. If interest rates increase in the absence of such arrangements, we will need to dedicate more of our cash flow from operations to make payments on our debt. For more information on our liquidity, see Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."
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

•	changes in market demand for our products due to global economic and political conditions;

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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal executive offices are located in Alpharetta, Georgia, a suburb of Atlanta, Georgia. We operate 10 manufacturing facilities in the United States that produce printing and writing, text, cover, durable saturated and coated substrates and other specialty papers for a variety of end uses. In 2016, we converted one of the two machines at the Appleton, Wisconsin, mill into a machine that produces transportation and other filtration media, and the mill will now be a shared facility with our fine paper and packaging business. We own and operate two manufacturing facilities in Germany that produce transportation and other filter media, and durable and saturated substrates. We own and operate one manufacturing facility in the U.K. that produces durable printing and specialty paper.
We believe that each of these facilities is adequately maintained and is suitable for conducting our operations and business. We manage machine operating schedules at our manufacturing locations to fulfill customer orders in a timely manner and control inventory levels.
As of December 31, 2016, following are the locations of our principal facilities and operating equipment and the products produced at each location:

Location	Equipment/Resources	Owned or Leased	Products
Fine Paper and Packaging Segment
Neenah Mill Neenah, Wisconsin	Two paper machines; paper finishing equipment	Owned	Printing and writing, text, cover and other specialty papers
Whiting Mill Whiting, Wisconsin	Four paper machines; paper finishing equipment	Owned	Printing and writing, text, cover and other specialty papers
Converting Center Neenah, Wisconsin	Paper finishing equipment	Owned	Printing and writing, text, cover and other specialty papers

Technical Products Segment
Munising Mill Munising, Michigan	Two paper machines; two off line saturators; two off line coaters; specialty finishing equipment	Owned	Tapes, abrasives, premask, medical packaging and other durable, saturated and coated substrates
Pittsfield Mill Pittsfield, Massachusetts	Three paper machines; paper finishing equipment	Owned	Reverse osmosis filtration and glass applications
Bruckmühl Mill Bruckmühl, Germany	One paper machine; two saturator/coaters; finishing equipment	Owned	Masking tape backings and abrasive backings
Weidach Mill Feldkirchen-Westerham, Germany	Two paper machines; three saturators; one laminator; three meltblown machines; specialty finishing equipment	Owned	Transportation filtration and other industrial filter media
Red Bridge Mill Bolton, England	Saturating, coating, and finishing equipment	Owned	Durable printing and specialty paper

Shared Facilities
Appleton Mill Appleton, Wisconsin	Two paper machines; saturating equipment; paper finishing equipment	Owned	Transportation filtration, printing and writing, text, cover and other specialty papers
Brattleboro Mill Brattleboro, Vermont	One paper machine;paper finishing equipment	Owned	Printing and specialty paper board
Brownville Mill Brownville, New York	One paper machine; one off-line coater	Owned	Durable printing and specialty paper
Lowville Mill Lowville, New York	Saturating, coating, embossing and finishing equipment	Owned	Durable printing and specialty paper
Quakertown Mill Quakertown, Pennsylvania	Saturating, coating, embossing and finishing equipment	Owned	Durable printing and specialty paper
Reading Mill (1) Reading, Pennsylvania	Embossing and finishing equipment	Leased	Durable printing and specialty paper
_______________________

(1)	In December 2016, we ceased manufacturing operations at the Reading, Pennsylvania, facility. The facility is leased and the lease will expire June 30, 2017.

See Note 7 of Notes to Consolidated Financial Statements, "Debt", for a description of the material encumbrances attached to the properties described in the table above.
As of December 31, 2016, following are the locations of our owned and leased office and laboratory space and the functions performed at each location.

Administrative Location	Office/Other Space	Function
Alpharetta, Georgia	Leased Office Space	Corporate Headquarters, Administration and Design Center
Neenah and Appleton, Wisconsin	Owned Office Space	Administration
Munising, Michigan	Owned Office and Laboratory Space	Administration and Research and Development for our technical products businesses
Pittsfield, Massachusetts	Owned Office and Laboratory Space	Administration and Research and Development for our technical products businesses
West Springfield, Massachusetts	Owned Office and Laboratory Space	Administration and Research and Development for our technical products and fine paper and packaging businesses
Feldkirchen-Westerham, Germany	Owned Office and Laboratory Space	Administration and Research and Development for our technical product businesses
Capacity Utilization
Paper machines in our manufacturing facilities generally operate on a combination of five- or seven-day schedules to meet demand. We are not constrained by input factors and the maximum operating capacity of our manufacturing facilities is calculated based on operating days to account for variations in mix and different units of measure between assets. Due to required maintenance downtime and contract holidays, the maximum number of operating days is defined as 350 days per year. We generally expect to utilize approximately 80 to 90 percent of our maximum operating capacity. The following table presents our percentage utilization of maximum operating capacity by segment:

	Year Ended December 31,
	2016	2015	2014
Technical Products	87%	84%	85%
Fine Paper and Packaging	80%	80%	77%

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
Income Taxes
We periodically undergo examination by the IRS as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits we report on our income tax returns.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Neenah common stock is listed on the New York Stock Exchange and is traded under the ticker symbol NP. Trading, as reported on the New York Stock Exchange, Inc. Composite Transactions Tape, and dividend information follows:

	Common Stock Market Price
			Dividends Declared
	High	Low
2016
Fourth quarter	$90.23	$75.50	$0.33
Third quarter	$82.24	$70.62	$0.33
Second quarter	$74.15	$61.77	$0.33
First quarter	$64.10	$63.37	$0.33

2015
Fourth quarter	$69.63	$57.68	$0.30
Third quarter	$62.75	$54.90	$0.30
Second quarter	$62.88	$58.23	$0.30
First quarter	$63.87	$55.14	$0.30
For the year ended December 31, 2016 we paid cash dividends of $1.32 per common share or $22.4 million. For the year ended December 31, 2015, we paid cash dividends of $1.20 per common share or $20.3 million. In November 2016, our Board of Directors approved a 12 percent increase in the annual dividend rate on our common stock to $1.48 per share. The dividend is scheduled to be paid in four equal quarterly installments beginning in March 2017.
Dividends are declared at the discretion of the Board of Directors, and future dividends will depend on our future earnings, cash flow, financial requirements and other factors. Our ability to pay cash dividends on our common stock is limited under the terms of both our bank credit agreement and our 2021 Senior Notes. Under the most restrictive terms of the Third Amended and Restated Credit Agreement, we are permitted to pay cash dividends on or repurchase shares of our common stock up to the amount available under the Third Amended and Restated Credit Agreement, as long as the availability under the Third Amended and Restated Credit Agreement exceeds $25 million. If the availability is below $25 million, we are restricted from paying dividends or repurchasing shares. As of December 31, 2016, our availability exceeded $25 million, so this restriction did not apply. Under the most restrictive terms of the 2021 Senior Notes, we are permitted to pay cash dividends of up to $25 million in a calendar year, but not permitted to repurchase shares of our common stock. However, as long as the net leverage ratio (net debt/EBITDA) under the 2021 Senior Notes is below 2.5x, we can pay dividends or repurchase shares without limitation. In the event the net leverage ratio exceeds 2.5x, we may still pay dividends in excess of $25 million or repurchase shares by utilizing "restricted payment baskets" as defined in the indenture for the 2021 Senior Notes. As of December 31, 2016, since our leverage ratio was less than 2.5x, none of these covenants were restrictive to our ability to pay dividends on or repurchase shares of our common stock.
As of February 22, 2017, Neenah had approximately 1,400 holders of record of its common stock. The closing price of Neenah's common stock on February 22, 2017 was $75.90.
Purchases of Equity Securities:
The following table sets forth certain information regarding purchases of our common stock during the fourth quarter of 2016.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (c)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
October 2016	19,497	$80.15	19,497	$20,815,812
November 2016	20,439	$81.78	20,439	$19,151,525
December 2016	61,746	$86.91	17,945	$17,591,939
_______________________

(a)
Transactions include the purchase of vested restricted shares from employees to satisfy minimum tax withholding requirements upon vesting of stock-based awards. See Note 9 of Notes to Consolidated Financial Statements, "Stock Compensation Plans."

(b)	In May 2016, our Board of Directors authorized a program that would allow for the purchase of up to $25 million of outstanding common stock through May 21, 2017.

(c)	Average price paid per share for shares purchased as part of our program.

Equity Compensation Plan Information
The following table summarizes information about outstanding options, share appreciation rights and restricted stock units and shares reserved for future issuance under our existing equity compensation plans as of December 31, 2016.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted- average exercise price of outstanding options, warrants, and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	380,820	(2)(3)	$38.35	950,000
Equity compensation plans not approved by security holders	—		—	—
Total	380,820		$38.35	950,000
_______________________

(1)	The weighted-average exercise price of outstanding options, warrants and rights does not take into account restricted stock units since they do not have an exercise price.

(2)
Includes (i) 226,000 shares issuable upon the exercise of outstanding options and stock appreciation rights ("SARs"), (ii) 74,100 shares issuable following the vesting and conversion of outstanding performance share unit awards, and (iii) 80,720 shares issuable upon the vesting and conversion of outstanding restricted stock units, all as of December 31, 2016. As of December 31, 2016, we had an aggregate of 530,462 stock options and SARs outstanding. The weighted average exercise price of the stock options and SARs was $38.35 per share and the remaining contractual life of such awards was 6.3 years.

(3)	Includes 218,400 shares that would be issued upon the assumed exercise of 307,518 SARs at the $85.20 per share closing price of our common stock on December 31, 2016.

Item 6.    Selected Financial Data
The following table sets forth our selected historical financial and other data. You should read the information set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report. The statement of operations data for the years ended December 31, 2016, 2015 and 2014 and the balance sheet data as of December 31, 2016 and 2015 set forth below are derived from our audited historical consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of December 31, 2014, 2013 and 2012 and the statement of operations data for the years ended December 31, 2013 and 2012 set forth below are derived from our historical consolidated financial statements not included in this Annual Report on Form 10-K.
On October 31, 2015, we sold the Lahnstein Mill for net cash proceeds of approximately $5.4 million. For the years ended December 31, 2016 and December 31, 2015, discontinued operations reported on the consolidated statements of operations reflect the results of operations and the estimated loss on sale of the Lahnstein Mill. The consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 have been restated to report results of the Lahnstein Mill as discontinued operations. As of December 31, 2015, 2014, 2013 and 2012, the assets and liabilities of the Lahnstein Mill are classified as assets held for sale on the consolidated balance sheet. See Note 13 of Notes to Consolidated Financial Statements, "Discontinued Operations."

	Year Ended December 31,
	2016	2015	2014	2013	2012

Consolidated Statement of Operations Data
Net sales	$941.5	$887.7	$839.7	$781.7	$738.3
Cost of products sold	727.0	692.3	668.9	621.8	588.6
Gross profit	214.5	195.4	170.8	159.9	149.7
Selling, general and administrative expenses	92.2	86.5	78.0	74.7	71.3
Integration/restructuring costs (a)	7.0	6.5	2.3	0.4	5.8
Pension plan settlement charge (b)	0.8	—	3.5	0.2	3.5
Loss on early extinguishment of debt (c)	—	—	0.2	0.5	0.6
Other (income) expense — net	0.4	1.0	0.2	1.5	1.6
Operating income	114.1	101.4	86.6	82.6	66.9
Interest expense — net	11.1	11.5	11.1	11.0	13.4
Income from continuing operations before income taxes	103.0	89.9	75.5	71.6	53.5
Provision for income taxes (h)	29.6	29.4	7.5	23.1	16.1
Income from continuing operations	73.4	60.5	68.0	48.5	37.4
Income (loss) from discontinued operations, net of taxes (e)	(0.4)	(9.4)	0.7	3.5	6.9
Net income	$73.0	$51.1	$68.7	$52.0	$44.3

Earnings from continuing operations per basic share	$4.33	$3.58	$4.05	$2.97	$2.30
Earnings from continuing operations per diluted share	$4.26	$3.53	$3.99	$2.91	$2.26
Cash dividends per common share	$1.32	$1.20	$1.02	$0.70	$0.48

Other Financial Data
Net cash flow provided by (used for):
Operating activities (h)	$115.8	$111.2	$94.5	$83.5	$40.1
Capital expenditures (g)	(68.5)	(48.1)	(27.9)	(28.7)	(25.1)
Other investing activities (f)	0.3	(112.0)	(77.0)	(4.6)	(7.2)
Financing activities (c)(h)	(48.4)	(18.8)	10.2	15.0	(13.0)
Ratio of earnings to fixed charges (d)	8.7x	7.7x	6.9x	6.7x	4.6x

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in millions)
Consolidated Balance Sheet Data
Cash and cash equivalents	$3.1	$4.2	$72.6	$73.4	$7.8
Working capital, less cash and cash equivalents	125.2	136.3	129.5	123.9	132.0
Total assets (h)	765.6	751.4	724.5	670.9	608.0
Long-term debt (c)(h)	219.7	228.2	226.8	185.5	174.9
Total liabilities (h)	427.3	439.8	435.8	403.4	410.2
Total stockholders' equity	338.3	311.6	288.7	267.5	197.8
_______________________

(a)
For the year ended December 31, 2016, we incurred $7.0 million of integration and restructuring costs and $0.8 million of pension settlement charges. For the year ended December 31, 2015, we incurred $5.3 million of integration costs related to the FiberMark Acquisition and $1.2 million of restructuring costs. For the year ended December 31, 2014, we incurred $1.0 million of integration costs related to the acquisition of the Crane technical materials business and $1.3 million of restructuring costs. For the year ended December 31, 2013, we incurred $0.4 million of integration costs related to the acquisition of the Southworth brands. For the year ended December 31, 2012, we incurred $5.8 million integration costs related to the acquisition of the Wausau brands.

(b)
For the year ended December 31, 2016, we elected settlement accounting even though the benefit payments did not exceed the sum of expected service cost and interest costs of the affected plans, and recognized a settlement loss of $0.8 million. For the years ended December 31, 2014, 2013 and 2012, benefit payments under certain pension plans exceeded the sum of expected service cost and interest costs for the plan for the respective calendar years. In accordance with ASC Topic 715, Compensation — Retirement Benefits ("ASC Topic 715"), we measured the liabilities of the post-retirement benefit plans and recognized settlement losses of $3.5 million, $0.2 million and $3.5 million, respectively.

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

(e)	The following table presents the results of discontinued operations:

	Year Ended December 31,
	2016 (1)	2015 (2)	2014	2013 (3)	2012 (4)
Discontinued operations: (5)
Income from operations	$—	$0.2	$0.9	$5.4	$(0.1)
Loss on sale of the Lahnstein Mill (5)	(0.6)	(13.6)	—	—	—
Income (loss) before income taxes	(0.6)	(13.4)	0.9	5.4	(0.1)
Provision (benefit) for income taxes	(0.2)	(4.0)	0.2	1.9	(4.5)
Income (loss) from discontinued operations, net of taxes	$(0.4)	$(9.4)	$0.7	$3.5	$4.4
_______________________

(1)	The loss in 2016 was due to the final adjustment of the sales price of the Lahnstein Mill.

(2)
The loss on sale of the Lahnstein Mill includes a net curtailment gain related to the divesture of the pension plan of $15.8 million, including a $5.5 million write-off of deferred actuarial losses in 2015.

(3)
During the first quarter of 2013, we received a refund of excess pension contributions from the terminated Terrace Bay pension plan. As a result, we recorded income before income taxes from discontinued operations of $4.2 million and a related provision for income taxes of $1.6 million.

(4)
In November 2012, audits of the 2007 and 2008 tax years were finalized with a finding of no additional taxes due. As a result, we recognized a non-cash tax benefit of $4.5 million related to the reversal of certain liabilities for uncertain income tax positions.

(5)
On October 31, 2015, we sold the Lahnstein Mill. For the year ended December 31, 2016, 2015, 2014, 2013 and 2012, the results of operations and the loss on sale of the Lahnstein Mill are reported as discontinued operations in the Consolidated Statement of Operations Data.

(f)	In August 2015, we purchased all of the outstanding equity of FiberMark for approximately $118 million. In July 2014, we purchased all of the outstanding equity of Crane for approximately $72 million.

(g)	During the year ended December 31, 2016, we completed our U.S. Filtration project.

(h)
At December 31, 2016, we adopted ASC Topic No. 2016-09 and applied the guidance retroactively to January 1, 2016. At December 31, 2015, we adopted ASC Topic No. 2015-03 and ASC Topic No. 2015-17 and elected to apply the guidance retroactively to all periods presented. See Note 2 of Notes to Consolidated Financial Statements, "Summary of Significant Accounting Policies — Recently Adopted Accounting Standards."

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the years ended December 31, 2016, 2015 and 2014. Also discussed is our financial position as of the end of those years. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See "Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements.
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
Overview of Business
We are a leading producer of technical products and premium fine papers and packaging. We have two primary operations: our technical products business and our fine paper and packaging business.
Our mission is to create value by improving the image and performance of everything we touch. We expect to create value by growing in specialized niche markets that value performance or image and where we have competitive advantages. In managing our businesses, we believe that achieving and maintaining a leadership position in our markets, responding effectively to customer needs and competitive challenges, employing capital optimally, controlling costs and managing risks are important to long-term success. Changes in input costs and general economic conditions can also impact our results. In this discussion and analysis, we will refer to these factors.

•
Competitive Environment — Our past results have been and our future prospects will be significantly affected by the competitive environment in which we operate. While our businesses are oriented to premium performance and quality, they may also face competitive pressures from lower value products and in most of our markets our businesses compete directly with well-known competitors, some of which are larger and more diversified.

•
Economic Conditions and Input Costs — The markets for all of our products are affected to a significant degree by economic conditions, including rapid changes in input costs, particularly for pulp, latex and natural gas that may not be recovered immediately through pricing or other actions. Our results are also affected by fluctuations in exchange rates, particularly for the Euro.

Business Segments
Our reportable operating segments consist of Technical Products, Fine Paper and Packaging, and Other.
Our technical products business is a leading international producer of transportation, water and other filter media and durable, saturated and coated substrates for a variety of end markets. We focus on categories where we believe we are, or can be, a market leader. These categories include filtration media for transportation, water and other uses, backings for specialty tapes and abrasives, performance labels and other specialty markets. Our dedicated technical products manufacturing facilities are located near Munich, Germany, in Bolton, England, in Munising, Michigan and in Pittsfield, Massachusetts. In addition, certain technical products are manufactured along with fine paper and packaging products in shared facilities located in upstate New York and Quakertown, Pennsylvania. In 2017, a filtration machine (which was converted from a fine paper machine) will begin production in Appleton, Wisconsin, a site also shared with the fine paper and packaging business.

We believe our fine paper and packaging business is the leading supplier of premium printing and other high end specialty papers in North America. Our products include some of the most recognized and preferred papers in North America, where we enjoy leading market positions in many of our product categories. We sell our products primarily to authorized paper distributors, as well as through converters, major national retailers and specialty businesses. Our primary fine paper and packaging manufacturing facilities are located in Neenah and Whiting, Wisconsin and in Brattleboro, Vermont. In addition, certain products are manufactured in shared facilities located in upstate New York and Quakertown, Pennsylvania, as well as an existing site shared with technical products in 2017 in Appleton, Wisconsin.
Our other segment includes certain product lines composed of papers sold to converters for end uses such as covering materials for datebooks, diaries, yearbooks and traditional photo albums. These products are primarily manufactured at our mill in Brattleboro, Vermont that also makes fine paper and packaging.
Results of Operations and Related Information
In this section, we discuss and analyze our net sales, income before interest and income taxes (which we refer to as "operating income") and other information relevant to an understanding of our results of operations.
Executive Summary
For the year ended December 31, 2016, consolidated net sales of $941.5 million increased $53.8 million, or 6 percent, from $887.7 million in 2016. The increase reflects a full year of the acquired volume from the August 1, 2015 FiberMark Acquisition and other incremental volume growth which more than offset lower net selling prices and currency effects.
Consolidated operating income of $114.1 million for the year ended December 31, 2016 increased $12.7 million, or 13 percent, from the prior year. The favorable comparison to the prior year was primarily due to lower manufacturing material costs (including purchasing synergies resulting from the FiberMark Acquisition), and increased sales as a result of incremental volume growth. These favorable variances were partially offset by incremental acquired selling, general and administrative costs ("SG&A"), lower net selling prices, and higher integration and restructuring costs, primarily due to costs related to the Appleton filtration machine conversion and a pension settlement charge. Excluding aggregate charges of $7.8 million in 2016 for integration and restructuring costs and pension settlement losses, and aggregate charges of $6.5 million in 2015 for integration and restructuring costs, operating income for the year ended December 31, 2016 increased $14.0 million from the prior year. See later in this section for further information regarding the presentation of operating income, as adjusted.
Cash provided by operating activities of $115.8 million for the year ended December 31, 2016 was $4.6 million higher than cash provided by operating activities of $111.2 million in the prior year primarily due to higher operating earnings with commensurate benefits of increased utilization of federal research and development tax credits, partly offset by higher post-retirement benefit plan contributions.
Capital expenditures for the year ended December 31, 2016 were $68.5 million compared to spending of $48.1 million in the prior year. Higher spending in 2016 was due to an incremental investment in filtration assets in the U.S. that was completed at the end of 2016.
Analysis of Net Sales — Years Ended December 31, 2016, 2015 and 2014
The following table presents net sales by segment and net sales expressed as a percentage of total net sales:

	Year Ended December 31,
Net sales	2016	2016	2015	2015	2014	2014
Technical Products	$466.4	50%	$429.2	48%	$403.6	48%
Fine Paper and Packaging	452.1	48%	442.7	50%	436.1	52%
Other	23.0	2%	15.8	2%	—	—%
Consolidated	$941.5	100%	$887.7	100%	$839.7	100%

Commentary:
Year 2016 versus 2015

			Change in Net Sales Compared to the Prior Year
	For the Year Ended December 31,			Change Due To
			Total Change		Net Price
	2016	2015		Volume		Currency
Technical Products	$466.4	$429.2	$37.2	$49.8	$(11.0)	$(1.6)
Fine Paper and Packaging	452.1	442.7	9.4	18.2	(8.8)	—
Other	23.0	15.8	7.2	7.2	—	—
Consolidated	$941.5	$887.7	$53.8	$75.2	$(19.8)	$(1.6)
Consolidated net sales for the year ended December 31, 2016 were $53.8 million (6%) higher than the prior year. The increase reflects a full year of the acquired volume from the August 1, 2015 FiberMark Acquisition and other incremental volume growth which more than offset lower net selling prices and currency effects. Excluding currency exchange effects, consolidated net sales increased $55.4 million from the prior year.

•
Net sales in our technical products business increased $37.2 million (9%) from the prior year due to acquired volume and organic volume growth, which were partially offset by lower net selling prices. Excluding currency exchange effects, technical product sales increased $38.8 million (9%). Organic volumes increased from the prior year period due to growth in transportation filtration and backings for tapes and abrasives. Net selling prices were down primarily due to a lower-priced mix of products sold but also for reduced selling prices on products with contractual adjusters for certain input costs.

•
Net sales in our fine paper and packaging business increased $9.4 million (2%) from the prior year due to acquired volume, which was partially offset by lower net selling prices. Net selling prices were down from the prior year due to a lower-priced mix of products sold in 2016, which reflected a higher proportion of sales of non-branded products.

•	Net sales in our other business segment increased $7.2 million from the prior year period due to acquired volume.

Year 2015 versus 2014

			Change in Net Sales Compared to the Prior Year
	For the Years Ended December 31,			Change Due To
	2015	2014	Total Change	Volume	Net Price	Currency
Technical Products	$429.2	$403.6	$25.6	$66.5	$(2.4)	$(38.5)
Fine Paper and Packaging	442.7	436.1	6.6	(4.5)	11.1	—
Other	15.8	—	15.8	15.8	—	—
Consolidated	$887.7	$839.7	$48.0	$77.8	$8.7	$(38.5)
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

Analysis of Operating Income — Years Ended December 31, 2016, 2015 and 2014
The following table sets forth line items from our consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Year Ended December 31,
	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of products sold	77.2%	78.0%	79.7%
Gross profit	22.8%	22.0%	20.3%
Selling, general and administrative expenses	9.8%	9.8%	9.3%
Integration costs and settlement charges	0.8%	0.7%	0.7%
Other (income) expense — net	0.1%	0.1%	—%
Operating income	12.1%	11.4%	10.3%
Interest expense — net	1.2%	1.3%	1.3%
Income from continuing operations before income taxes	10.9%	10.1%	9.0%
Provision for income taxes	3.1%	3.3%	0.9%
Income from continuing operations	7.8%	6.8%	8.1%

Commentary:
Year 2016 versus 2015

			Change in Operating Income (Loss) Compared to the Prior Year
	For the Years Ended December 31,			Change Due To
	2016	2015	Total Change	Volume	Net Price (a)	Input Costs (b)	Currency	Other
Technical Products	$65.6	$54.1	$11.5	$9.1	$(5.5)	$11.0	$(0.5)	$(2.6)
Fine Paper and Packaging	70.7	67.3	3.4	0.2	(4.1)	10.4	—	(3.1)
Other	(1.1)	(2.0)	0.9	0.7	—	—	—	0.2
Unallocated corporate costs	(21.1)	(18.0)	(3.1)	—	—	—	—	(3.1)
Consolidated	$114.1	$101.4	$12.7	$10.0	$(9.6)	$21.4	$(0.5)	$(8.6)
_______________________

(a)	Includes price changes, net of changes in product mix.

(b)	Includes price changes for raw materials and energy.
Consolidated operating income of $114.1 million for the year ended December 31, 2016 increased $12.7 million (13%) from the prior year. The favorable comparison to the prior year was primarily due to lower manufacturing material costs (including purchasing synergies resulting from the FiberMark Acquisition), and increased sales as a result of incremental volume growth.

These favorable variances were partially offset by incremental acquired SG&A, lower net selling prices, and higher integration and restructuring costs, primarily due to costs related to the Appleton filtration machine conversion and a pension settlement charge. Excluding aggregate charges of $7.8 million in 2016 for integration and restructuring costs and pension settlement losses, and aggregate charges of $6.5 million in 2015 for integration and restructuring costs, operating income for the year ended December 31, 2016 increased $14.0 million (13%) from the prior year.

•
Operating income for our technical products business increased $11.5 million (21%) from the prior year primarily due to lower manufacturing input costs and operational efficiencies, organic and acquired volume growth, and lower integration and restructuring costs. These favorable variances were partially offset by added SG&A from the acquisition, lower net selling prices and currency effects. Results for the years ended December 31, 2016 and 2015 include $1.4 million and $1.8 million for integration/restructuring costs, respectively. Excluding integration/restructuring costs, operating income for the technical products business increased $11.1 million (20%).

•
Operating income for our fine paper and packaging business increased $3.4 million (5%) from the prior year period primarily due to lower manufacturing material prices and increased volume, partially offset by a lower-priced mix of products sold and added SG&A from the acquisition. Results for the years ended December 31, 2016 and 2015 include $1.8 million and 1.5 million for integration costs related to the FiberMark Acquisition, respectively. Excluding integration costs, operating income for the fine paper and packaging business increased $3.7 million (5%).

•
Unallocated corporate costs for the year ended December 31, 2016 were $21.1 million, or $3.1 million unfavorable to the prior year. The unfavorable comparison to the prior year period is primarily due to pre-operating costs related to conversion of a fine paper machine to filtration, which went into production in early 2017. Excluding charges of $2.7 million of restructuring costs and a pension plan settlement charge of $0.8 million in 2016, and $0.8 million of restructuring costs in 2015, unallocated corporate expenses were $0.4 million unfavorable to the prior year.

Year 2015 versus 2014

			Change in Operating Income (Loss) Compared to the Prior Year
	For the Years Ended December 31,			Change Due To
	2015	2014	Total Change	Volume	Net Price (a)	Input Costs (b)	Currency	Other
Technical Products	$54.1	$46.0	$8.1	$10.8	$0.6	$4.4	$(4.9)	$(2.8)
Fine Paper and Packaging	67.3	60.8	6.5	(7.2)	8.5	8.7	—	(3.5)
Other	(2.0)	—	(2.0)	0.2	—	—	—	(2.2)
Unallocated corporate costs	(18.0)	(20.2)	2.2	—	—	—	—	2.2
Consolidated	$101.4	$86.6	$14.8	$3.8	$9.1	$13.1	$(4.9)	$(6.3)
_______________________

(a)	Includes price changes, net of changes in product mix.

(b)	Includes price changes for raw materials and energy.
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

The following table sets forth our operating income by segment for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Operating income
Technical Products	$65.6	$54.1	$46.0
Fine Paper and Packaging	70.7	67.3	60.8
Other	(1.1)	(2.0)	—
Unallocated corporate costs	(21.1)	(18.0)	(20.2)
Operating Income as Reported	114.1	101.4	86.6
Non-GAAP Adjustments
Technical Products
Acquisition/integration/restructuring costs	1.4	1.8	1.6
Fine Paper and Packaging
Acquisition/integration costs	1.8	1.5	—
Other
Acquisition/integration costs	1.1	2.4	—
Unallocated corporate costs
Pension plan settlement charge	0.8	—	3.5
Restructuring costs	2.7	0.8	0.7
Loss on early extinguishment of debt	—	—	0.2
Total	3.5	0.8	4.4
Total non-GAAP Adjustments	7.8	6.5	6.0
Operating Income as Adjusted	$121.9	$107.9	$92.6
In accordance with generally accepted accounting principles in the United States ("GAAP"), consolidated operating income includes the pre-tax effects of integration and restructuring costs, pension plan settlement charges, and loss on early extinguishment of debt. We believe that by adjusting reported operating income to exclude the effects of these items, the resulting adjusted operating income is on a basis that reflects the results of our ongoing operations. We believe that providing adjusted operating results will help investors gain an additional perspective of underlying business trends and results. Adjusted operating income is not a recognized term under GAAP and should not be considered in isolation or as a substitute for operating income derived in accordance with GAAP. Other companies may use different methodologies for calculating their non-GAAP financial measures and, accordingly, our non-GAAP financial measures may not be comparable to their measures.

Additional Statement of Operations Commentary:

•
SG&A expense of $92.2 million for the year ended December 31, 2016 was $5.7 million higher than the prior year due to incremental selling and administrative costs related to the FiberMark Acquisition. SG&A expense as a percentage of net sales for the year ended December 31, 2016, was approximately 9.8 percent and was comparable to the prior year.

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

•	For the years ended December 31, 2016, 2015 and 2014, we incurred $11.2 million, $11.7 million and $11.4 million of interest expense, respectively.

•
In general, our effective tax rate differs from the U.S. statutory tax rate of 35 percent primarily due to impacts of our corporate tax structure, benefits from R&D credits earned, and the mix of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate. For the years ended December 31, 2016 and 2015, our effective income tax rate related to continuing operations was 29 percent and 33 percent, respectively. For 2016, the adoption of ASU 2016-09, as discussed in Note 2 of Notes to Consolidated Financial Statements, "Summary of Significant Accounting Policies — Recently Adopted Accounting Standards", allowed excess tax benefits from share-based payments to be shown as a reduction to income tax expense and reduced the rate for the year by 3 percent. For the year ended December 31, 2014, our effective income tax rate related to continuing operations was 10 percent and included the benefit from recognizing R&D credits earned in prior periods. Excluding the benefit of R&D Credits related to prior year activities, our effective income tax rate for the year ended December 31, 2014 would be approximately 33 percent. For a reconciliation of effective tax rate to the U.S. federal statutory tax rate, see Note 6 of Notes to Consolidated Financial Statements, "Income Taxes."

Liquidity and Capital Resources

	Year Ended December 31,
	2016	2015	2014
Net cash flow provided by (used in):
Operating activities	$115.8	$111.2	$94.5
Investing activities:
Capital expenditures	(68.5)	(48.1)	(27.9)
Acquisitions	—	(118.2)	(72.4)
Purchase of equity investment	—	—	(2.9)
Proceeds on sale of discontinued operations	—	5.4	—
Other investing activities	0.3	0.8	(1.7)
Total	(68.2)	(160.1)	(104.9)
Financing activities	(48.4)	(18.8)	10.2
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.7)	(0.6)
Net decrease in cash and cash equivalents	$(1.1)	$(68.4)	$(0.8)
Operating Cash Flow Commentary

•
Cash provided by operating activities of $115.8 million for the year ended December 31, 2016 was $4.6 million favorable to cash provided by operating activities of $111.2 million in the prior year. The favorable comparison was primarily due to a $12.7 million increase in operating income and the benefits of higher utilization of federal research and development tax credits. These favorable variances were partially offset by higher post-retirement benefit contributions in the current year and a decrease of $1.8 million in our investment in working capital in the prior year compared to an increase of $1.2 million in our investment in working capital for the year ended December 31, 2016.

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
Investing Commentary:

•
For the years ended December 31, 2016 and 2015, cash used by investing activities was $68.2 million and $160.1 million, respectively. Capital expenditures for the year ended December 31, 2016 were $68.5 million compared to spending of $48.1 million in the prior year. In general, we expect aggregate annual capital expenditures of approximately 3 to 5 percent of net sales. For the year ended December 31, 2016, annual capital expenditures were above that range due to incremental investment in filtration assets in the U.S. We expect capital spending in 2017 to return to the normal range. We believe that the level of our capital spending can be more than adequately funded from cash provided from operating activities and allows us to maintain the efficiency and cost effectiveness of our assets and also invest in expanded manufacturing capabilities to successfully pursue strategic initiatives and deliver attractive returns.

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

•
For the year ended December 31, 2016, cash used by financing activities was $48.4 million compared to cash used by financing activities of $18.8 million for the prior year. The increase was due to higher net debt repayments, as well as higher share repurchases and dividends paid in 2016. For the year ended December 31, 2015, cash used by financing activities was $18.8 million compared to cash provided by financing activities of $10.2 million for the prior year. The change was due to lower net borrowings, and higher share repurchases and dividends paid in 2015.

•	We have the following short- and long-term borrowings:
Secured Bank Credit Facility
In December 2014, we entered into the Third Amended Credit Agreement. The Third Amended Credit Agreement, among other things: (1) increased the maximum principal amount of our existing credit facility for the U.S. Revolving Credit Facility to $125 million; (2) established the German Revolving Credit Facility in the maximum principal amount of $75 million; (3) caused Neenah and the other domestic borrowers to guarantee, among other things, the obligations arising under the German Revolving Credit Facility; (4) provides for the Global Revolving Credit Facilities to mature on December 18, 2019; and (5) provides for an accordion feature permitting one or more increases in the Global Revolving Credit Facilities in an aggregate principal amount not exceeding $50 million, such that the aggregate commitments under the Global Revolving Credit Facilities do not exceed $250 million. In addition, domestic borrowers may request letters of credit under the U.S. Revolving Credit Facility in an aggregate face amount not to exceed $20 million outstanding at any time, and German borrowers may request letters of credit under the German Revolving Credit Facility in an aggregate face amount not to exceed $2 million outstanding at any time. See Note 7 of Notes to Consolidated Financial Statements, "Debt."
Unsecured Senior Notes
We have $175 million of 2021 Senior Notes. Proceeds from this offering were used to retire the remaining principal amount of 2014 Senior Notes, to repay approximately $56 million in outstanding revolver borrowings under our bank credit agreement and for general corporate purposes. See Note 7 of Notes to Consolidated Financial Statements, "Debt."
Other Debt
In June 2014, we repaid the remaining €3.7 million ($5.2 million) in outstanding project financing borrowings under the German Loan Agreement.
The Second German Loan Agreement provides for €9.0 million of construction financing which is secured by the melt blown machine. The loan matures in September 2022 and principal is repaid in equal quarterly installments. At

December 31, 2016, €6.5 million ($6.8 million, based on exchange rates at December 31, 2016) was outstanding under the Second German Loan Agreement.

•
Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of December 31, 2016, we had $42.9 million outstanding under our Revolver and $125.2 million of available credit (based on exchange rates at December 31, 2016).

•	We have required debt payments through December 31, 2017 of $1.2 million on the Second German Loan Agreement.

•
For the year ended December 31, 2016, cash and cash equivalents decreased $1.1 million to $3.1 million at December 31, 2016 from $4.2 million at December 31, 2015. Total debt decreased $8.5 million to $220.9 million at December 31, 2016 from $229.4 million at December 31, 2015. Net debt (total debt minus cash and cash equivalents) decreased by $7.4 million primarily due to cash flow from operations.

•
As of December 31, 2016, our cash balance consists of $1.1 million in the U.S. and $2.0 million held at entities outside of the U.S. As of December 31, 2016, there were no restrictions regarding the repatriation of our non-U.S. cash and, we believe, the repatriation of these cash balances to the U.S. would not materially increase our income tax provision.

Transactions with Shareholders

•	For the years ended December 31, 2016 and 2015, we paid cash dividends of $1.32 per common share or $22.4 million and $1.20 per common share or $20.3 million, respectively.

•
In November 2016, our Board of Directors approved a 12 percent increase in the annual dividend rate on our common stock to $1.48 per share. The dividend is scheduled to be paid in four equal quarterly installments beginning in March 2017.

•
In May 2016, our Board of Directors authorized the 2016 Stock Purchase Plan. The 2016 Stock Purchase Plan allows us to repurchase up to $25 million of our outstanding Common Stock through May 2017. Purchases under the 2016 Stock Purchase Plan will be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. The 2016 Stock Purchase Plan does not require us to purchase any specific number of shares and may be suspended or discontinued at any time. For the year ended December 31, 2016, we acquired approximately 185,200 shares of Common Stock at a cost of $12.6 million. For further details on our Stock Purchase Plans refer to Note 10 of Notes to Consolidated Financial Statements, "Stockholders' Equity."

•
For the years ended December 31, 2016 and 2015, we acquired approximately 46,000 and 40,000 of Common Stock, respectively, at a cost of $3.8 million and $2.5 million, respectively, for shares surrendered by employees to pay taxes due on vested restricted stock awards and stock appreciation rights exercised. In addition, we received $0.4 million and $1.2 million in proceeds from the exercise of employee stock options for the years ended December 31, 2016 and 2015, respectively.

•
Under the most restrictive terms of the Third Amended and Restated Credit Agreement, we are permitted to pay cash dividends on or repurchase shares of our common stock up to the amount available under the Third Amended and Restated Credit Agreement, as long as the availability under the Third Amended and Restated Credit Agreement exceeds $25 million. If the availability is below $25 million, we are restricted from paying dividends or repurchasing shares. As of December 31, 2016, our availability exceeded $25 million, so this restriction did not apply.  See our availability under the Third Amended and Restated Credit Agreement in Note 7 of Notes to Consolidated Financial Statements, "Debt." Under the most restrictive terms of the 2021 Senior Notes, we are permitted to pay cash dividends of up to $25 million in a calendar year, but not permitted to repurchase shares of our common stock. However, as long as the net leverage ratio (net debt/EBITDA) under the 2021 Senior Notes is below 2.5x, we can pay dividends or repurchase shares without limitation. In the event the net leverage ratio exceeds 2.5x, we may still pay dividends in excess of $25 million or repurchase shares by utilizing "restricted payment baskets" as defined in the indenture for the 2021 Senior Notes. As of December 31, 2016, since our leverage ratio was less than 2.5x, none of these covenants were restrictive to our ability to pay dividends on or repurchase shares of our common stock.

Other Items:

•
As of December 31, 2016, we had $48.8 million of state NOLs. Our state NOLs may be used to offset approximately $2.3 million in state income taxes. If not used, substantially all of the state NOLs will expire in various amounts between 2017 and 2035. In addition, we had $25.2 million of U.S. federal and state R&D Credits which, if not used, will expire between 2027 and 2036 for the U.S. federal R&D Credits and between 2017 and 2031 for the state R&D Credits. As of December 31, 2016, we recorded a valuation allowance of $3.1 million against a portion of the R&D Credits.

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
Contractual Obligations
The following table presents the total contractual obligations for which cash flows are fixed or determinable as of December 31, 2016:

(In millions)	2017	2018	2019	2020	2021	Beyond 2021	Total
Long-term debt payments	$1.2	$1.2	$44.1	$1.2	$176.2	$0.8	$224.7
Interest payments on long-term debt (a)	10.5	10.5	10.4	9.3	4.2	—	44.9
Open purchase orders (b)	69.4	—	—	—	—	—	69.4
Other post-employment benefit obligations (c)	4.3	3.5	3.8	4.1	4.1	16.9	36.7
Contributions to pension trusts	14.0	—	—	—	—	—	14.0
Minimum purchase commitments (d)	14.3	2.2	1.3	—	—	—	17.8
Operating leases	3.1	2.4	1.3	1.0	1.0	4.0	12.8
Total contractual obligations	$116.8	$19.8	$60.9	$15.6	$185.5	$21.7	$420.3
_______________________

(a)	Interest payments on long-term debt includes interest on variable rate debt at December 31, 2016 weighted average interest rates.

(b)	The open purchase orders displayed in the table represent amounts we anticipate will become payable within the next 12 months for goods and services that we have negotiated for delivery.

(c)
The above table includes future payments that we will make for postretirement benefits other than pensions. Those amounts are estimated using actuarial assumptions, including expected future service, to project the future obligations.

(d)
The minimum purchase commitments in 2017 are primarily for coal and corn starch contracts. Although we are primarily liable for payments on the above operating leases and minimum purchase commitments, based on historic operating performance and forecasted future cash flows, we believe our exposure to losses, if any, under these arrangements is not material.

Adoption of New Accounting Pronouncements
See Note 2 of Notes to Consolidated Financial Statements, "Summary of Significant Accounting Policies — Recently Adopted Accounting Standards" for a description of accounting standards adopted in the year ended December 31, 2016.
Critical Accounting Policies and Use of Estimates
The preparation of financial statements in conformity with GAAP in the United States requires estimates and assumptions that affect the reported amounts and related disclosures of assets and liabilities at the date of the financial statements and net sales and expenses during the reporting period. Actual results could differ from these estimates, and changes in these estimates are recorded when known. The critical accounting policies used in the preparation of the consolidated financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regard to estimates used. These critical judgments relate to the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of expenses.

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
Inventories
We value U.S. inventories at the lower of cost, using the Last-In, First-Out ("LIFO") method, or market. German inventories are valued at the lower of cost, using a weighted-average cost method, or market. The First-In, First-Out value of U.S. inventories valued on the LIFO method was $106.8 million and $118.2 million at December 31, 2016 and 2015, respectively and exceeded such LIFO value by $8.2 million and $10.0 million, respectively. Cost includes labor, materials and production overhead. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials and other costs may have been incurred at significantly different values due to the length of time of our production cycle. Since we value most of our inventory utilizing the LIFO inventory costing methodology, rapid changes in raw material costs have an impact on our operating results.
Income Taxes
Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is less than certain. Our effective income tax rates include the tax effects of certain special items such as foreign tax rate differences, inter-company financing structures, research and development credits, and domestic production activities. While we believe that these judgments and estimates are appropriate and reasonable under the circumstances, actual resolution of these matters may differ from recorded estimated amounts.
As of December 31, 2016, we have recorded aggregate deferred income tax assets of $6.1 million related to temporary differences, net operating losses and research and development and other tax credits. As of December 31, 2015, our aggregate deferred income tax assets were $20.0 million. As of December 31, 2016 and 2015, we recorded a valuation allowance of $3.1 million and $2.9 million, respectively, against a portion of our R&D Credits. In determining the need for a valuation allowance, we consider many factors, including specific taxing jurisdictions, sources of taxable income, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance would be recognized if, based on the weight of available evidence, we conclude that it is more likely than not that some portion or all of the deferred income tax assets will not be realized.
As of December 31, 2016 and 2015, our liability for uncertain income taxes positions was $10.3 million and $12.9 million, respectively. In evaluating and estimating tax positions and tax benefits, we consider many factors which may result in periodic adjustments and which may not accurately anticipate actual outcomes.
Pension and Other Postretirement Benefits
Consolidated pension expense related to continuing operations for defined benefit pension plans was $9.5 million, $6.5 million and $10.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. Accounting for defined benefit pension plans requires various assumptions, including, but not limited to, discount rates, expected long-term rates of return on plan assets, future compensation growth rates and mortality rates. Accounting for our postretirement benefit plans also requires various assumptions, which include, but are not limited to, discount rates and annual rates of increase in the per capita costs of health care benefits.
The following chart summarizes the more significant assumptions used in the actuarial valuation of our defined benefit plans for each of the past three years:

	2016	2015	2014
Pension plans
Weighted average discount rate for benefit expense	4.54%	3.91%	4.88%
Weighted average discount rate for benefit obligation	4.16%	4.54%	3.91%
Expected long-term rate on plan assets	6.20%	6.50%	6.50%
Rate of compensation increase	2.18%	2.92%	2.96%
Postretirement benefit plans
Weighted average discount rate for benefit expense	4.07%	4.05%	4.84%
Weighted average discount rate for benefit obligation	3.69%	4.07%	4.05%
Health care cost trend rate assumed for next year	7.00%	7.30%	7.00%
Ultimate cost trend rate	4.50%	4.50%	4.50%
Year that the ultimate cost trend rate is reached	2037	2037	2027
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
For the years ended December 31, 2016, 2015 and 2014, consolidated postretirement health care and life insurance plan benefit expense was $3.3 million, $3.4 million and $3.8 million, respectively. The discount (or settlement) rate that is utilized for determining the present value of future postretirement health care and life insurance plan benefit obligations in the U.S. is generally based on the yield for a theoretical basket of AA-rated corporate bonds currently available in the market place, whose duration matches the timing of expected postretirement health care and life insurance benefit payments. The discount (or settlement) rate that is utilized for determining the present value of future postretirement health care and life insurance obligations for our foreign benefit plans is generally based on an index of AA-rated corporate bonds adjusted to match the timing of expected benefit payments.
We evaluate these assumptions at least once each year or as facts and circumstances dictate and we make changes as conditions warrant. Changes to these assumptions will increase or decrease our reported net periodic benefit expense, which will result in changes to the recorded benefit plan assets and liabilities.

Useful Life and Impairment of Long-Lived Assets
Property, Plant and Equipment
For financial reporting purposes, depreciation is principally computed on the straight-line method over estimated useful asset lives. The weighted average remaining useful lives for buildings, land improvements and machinery and equipment are approximately 18 years, 13 years and 10 years, respectively. We also use units-of-production method of depreciation for $68.6 million of production assets, which reflects the nature of the assets' utilization.
Property, plant and equipment are tested for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment("ASC Topic 360"), whenever events or changes in circumstances indicate that the carrying amounts of such long-lived assets may not be recoverable from future net pre-tax cash flows. Impairment testing requires significant management judgment including estimating the future success of product lines, future sales volumes, growth rates for selling prices and costs, alternative uses for the assets and estimated proceeds from disposal of the assets. Impairment testing is conducted at the lowest level where cash flows can be measured and are independent of cash flows of other assets. An asset impairment would be indicated if the sum of the expected future net pre-tax cash flows from the use of the asset (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss would be measured based on the difference between the fair value of the asset and its carrying amount. We determine fair value based on an expected present value technique using multiple cash flow scenarios that reflect a range of possible outcomes and a risk free rate of interest are used to estimate fair value.

The estimates and assumptions used in the impairment analysis are consistent with the business plans and estimates we use to manage our business operations. The use of different assumptions would increase or decrease the estimated fair value of the asset and would increase or decrease the impairment charge. Actual outcomes may differ from the estimates.
Goodwill and Other Intangible Assets with Indefinite Lives
We test goodwill for impairment at least annually on November 30 in conjunction with preparation of Neenah's annual business plan, or more frequently if events or circumstances indicate it might be impaired.
We tested goodwill for impairment as of November 30, 2016. We elected the option under ASC Topic 350, Intangibles — Goodwill and Other, to perform a qualitative assessment of our reporting units to determine whether further impairment testing is necessary. In this qualitative assessment, we considered the following items for each of the reporting units: macroeconomic conditions, industry and market conditions, overall financial performance and other entity specific events. In addition, for each of these reporting units, the most recent fair value determination results in an amount that exceeds the carrying amount of the reporting units. Based on these assessments, we determined that the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is not more likely than not. As of November 30, 2016 no impairment was indicated.
Other Intangible Assets
Certain trade names are estimated to have indefinite useful lives and as such are not amortized. Intangible assets with indefinite lives are annually reviewed for impairment in accordance with ASC Topic 350.
Acquired intangible assets with finite useful lives are amortized on a straight-line basis over their respective estimated useful lives, and reviewed for impairment in accordance with ASC Topic 360. Intangible assets consist primarily of customer relationships, trade names and acquired intellectual property. Such intangible assets are amortized using the straight-line method over estimated useful lives of between 10 and 15 years.
Our annual test of other intangible assets for impairment at November 30, 2016, 2015 and 2014 indicated that the carrying amount of such assets was recoverable.

Acquisition Accounting
We account for acquisitions under ASC Topic 805, which requires companies to record assets acquired and liabilities assumed at their respective fair market values at the date of acquisition. The accounting for acquisitions involves a considerable amount of judgment and estimate, including the fair value of certain forms of consideration; fair value of acquired intangible assets involving projections of future revenues and cash flows that are then either discounted at an estimated discount rate or measured at an estimated royalty rate; fair value of other acquired assets and assumed liabilities, including potential contingencies; and the useful lives of the acquired assets. The assumptions used are determined at the time of the acquisition in accordance with accepted valuation models.  Projections are developed using internal forecasts, available industry and market data and estimates of long-term rates of growth for our business. The impact of prior or future acquisitions on our financial position or results of operations may be materially impacted by the change in or initial selection of assumptions and estimates.  Refer to Note 4, “Acquisitions”, of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for further discussion of business combination accounting valuation methodology and assumptions.

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
Foreign Currency Risk
Our reported operating results are affected by changes in the exchange rates of the local currencies of our non-U.S. operations relative to the U.S. dollar. For the year ended December 31, 2016, a hypothetical 10 percent strengthening of the U.S dollar relative to the local currencies of our non-U.S. operations would have decreased our income before income taxes by approximately $3.3 million. We do not hedge our exposure to exchange risk on reported operating results.
The translation of the balance sheets of our non-U.S. operations from their local currencies into U.S. dollars is also sensitive to changes in the exchange rate of the U.S. dollar. Consequently, we performed a sensitivity test to determine if changes in the exchange rate would have a significant effect on the translation of the balance sheets of our non-U.S. operations into U.S. dollars. These translation gains or losses are recorded as unrealized translation adjustments ("UTA", a component of accumulated other comprehensive income) within stockholders' equity. The hypothetical change in UTA is calculated by multiplying the net assets of our non-U.S. operations by a 10 percent change in the exchange rate of their local currencies compared to the U.S. dollar. As of December 31, 2016, the net assets of our non-U.S. operations exceeded their net liabilities by approximately $113 million. As of December 31, 2016, a 10 percent strengthening of the U.S. dollar relative to the local currencies of our non-U.S. operations would have decreased our stockholders' equity by approximately $12 million.
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
Based on 2016 pulp purchases, a $100 per ton increase in the average market price for pulp would have increased our annual costs for pulp purchases by approximately $23 million.
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
Interest Rate Risk
We are exposed to interest rate risk on our variable rate bank debt. At December 31, 2016, we had $42.9 million of variable rate borrowings outstanding. A 100 basis point increase in interest rates would increase our annual interest expense on outstanding variable rate borrowings by approximately $0.4 million.
Environmental Regulation/Climate Change Legislation
Our manufacturing operations are subject to extensive regulation primarily by U.S., German and other international authorities. We have made significant capital expenditures to comply with environmental laws, rules and regulations. Due to changes in environmental laws and regulations, including potential future legislation to limit GHG emissions, the application of such regulations and changes in environmental control technology, we are not able to predict with certainty the amount of future capital spending to be incurred for environmental purposes. Taking these uncertainties into account, we have planned capital expenditures for environmental projects during the period 2017 through 2018 of approximately $1 million to $2 million annually.
We believe these risks can be managed and will not have a material effect on our business or our consolidated financial position, results of operations or cash flows.
Item 8.    Financial Statements and Supplementary Data
The information required in Item 8 is contained in and incorporated herein by reference from pages F-1 through F-47 of this Annual Report on Form 10-K.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) or 15a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based upon its assessment, management believes that as of December 31, 2016, the Company's internal controls over financial reporting were effective.
The effectiveness of internal control over financial reporting as of December 31, 2016, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Deloitte & Touche's attestation report on the Company's internal control over financial reporting is included herein. See "Item 15, Exhibits and Financial Statement Schedule."
Neenah Paper, Inc
February 24, 2017

Changes in Internal Control Over Financial Reporting
There has been no significant change in the Company's internal control over financial reporting during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information
None.

PART III

Item 10.    Directors and Executive Officers of the Registrant
The information required to be set forth herein, except for the information included under Executive Officers of the Company, relating to nominees for director of Neenah and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the captions "Election of Directors", "Meetings and Committees of the Board of Directors", "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively, in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2017. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2016.
Executive Officers of the Company
Set forth below is information concerning our executive officers.

Name	Position
John P. O'Donnell	President, Chief Executive Officer and Director
Matthew L. Duncan	Senior Vice President, Chief Human Resource Officer
Steven S. Heinrichs	Senior Vice President, General Counsel and Secretary
Bonnie C. Lind	Senior Vice President, Chief Financial Officer and Treasurer
James R. Piedmonte	Senior Vice President — Operations
Julie A. Schertell	Senior Vice President — President, Fine Paper and Packaging
Armin S. Schwinn	Senior Vice President — Managing Director of Neenah Germany
Larry N. Brownlee	Vice President — Controller and Principal Accounting Officer
John P. O'Donnell, born in 1960, is our President and Chief Executive Officer and serves as a Director. He has been in that role since May 2011. Prior to becoming President and Chief Executive Office, Mr. O'Donnell served as our Senior Vice President, Chief Operating Officer since June 2010. In November 2007, Mr. O'Donnell joined Neenah as President, Fine Paper. Mr. O'Donnell was employed by Georgia-Pacific Corporation from 1985 until 2007 and held increasingly senior roles in the Consumer Products division. Mr. O'Donnell served as President of the North America Retail Business from 2004 through 2007, and as President of the North American Commercial Tissue business from 2002 through 2004.
Matthew L. Duncan, born in 1973, is our Senior Vice President, Chief Human Resources Officer and has been in that role since joining Neenah in March 2016.  Prior to his employment with Neenah, Mr. Duncan served as Vice President Human Resources for Coca-Cola Refreshments, the North American operating unit of The Coca-Cola Company. Before joining The Coca-Cola Company in 2008, Mr. Duncan served in a variety of Human Resource leadership roles with The Home Depot and Nestle.
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
Julie A. Schertell, born in 1969, is our Senior Vice President — President, Fine Paper and Packaging and has been in that role since January 2014. Ms. Schertell joined Neenah in 2008 and served as Vice President of Sales and Marketing for the Fine Paper division through December 2010 and as a Senior Vice President and President, Fine Paper through December 2013. Ms. Schertell was employed by Georgia-Pacific Corporation in the Consumer Products Retail division, where she served as Vice President of Sales Strategy from 2007-2008, and as Vice President of Customer Solutions from 2003 through 2007.
Armin S. Schwinn, born in 1959, has been our Senior Vice President — Managing Director of Neenah Germany since April 2010, and he is responsible for our filtration operating unit. Mr. Schwinn had been Vice President, Finance of Neenah Germany since our acquisition of FiberMark Germany in October 2006. Mr. Schwinn joined FiberMark Germany in 1995 and held increasingly senior positions within FiberMark Germany's financial, purchasing and administrative functions. Prior to this, Mr. Schwinn served in various leadership positions in other German manufacturing and service companies.
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
Code of Ethics
The Neenah Paper, Inc. Code of Business Conduct and Ethics, applies to all directors, officers and employees of Neenah. The Code of Business Conduct and Ethics meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer, Chief Financial Officer (our principal financial officer) and Vice President — Controller (our principal accounting officer), as well as all other employees, as indicated above. The Code of Business Conduct and Ethics also meets the requirements of a code of conduct under New York Stock Exchange listing standards. The Code of Business Conduct and Ethics is posted on our web site at www.neenah.com under the links "Investor Relations — Corporate Governance — Code of Ethics" and print copies are available upon request without charge. You can request print copies by contacting our General Counsel in writing at Neenah Paper, Inc., 3460 Preston Ridge Road, Suite 600, Alpharetta, Georgia 30005 or by telephone at 678-566-6500. We intend to disclose any amendments to the Code of Business Conduct and Ethics, as well as any waivers for executive officers or directors, on our web site at www.neenah.com. Information on our web site is not incorporated by reference in this document.
Item 11.    Executive Compensation
Information relating to executive compensation and other matters is set forth under the captions "Compensation, Discussion and Analysis", "Additional Executive Compensation", "Director Compensation", and "Compensation Committee Report" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.
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

2.2
Asset Purchase Agreement, by and among Neenah Paper, Inc., Wausau Paper Corp. and Wausau Paper Mills, LLC, dated as of December 7, 2011 (filed as Exhibit 2.1 to the Neenah Paper, Inc. Current Report on Form 8-K filed January 31, 2012 and incorporated herein by reference).

2.30
Securities Purchase Agreement by and among Crane Technical Materials, Inc., Crane & Co., Inc., Neenah Paper, Inc. and Neenah Filtration, LLC dated as of June 2, 2014 (filed as Exhibit 2.1 to the Neenah Paper, Inc. Quarterly Report on Form 10-Q for the three months ended June 30, 2014, filed August 7, 2014) (confidential treatment has been granted for certain portions of this exhibit pursuant to a Confidential Treatment Request filed with the Securities Exchange Commission).

Exhibit Number	Exhibit
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

4.2	Form of Notation of Subsidiary Guarantee (included as Exhibit E to Exhibit 4.1).
10.1
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

10.3*
Neenah Paper Supplemental Pension Plan (filed as Exhibit 10.5 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, filed March 7, 2013 and incorporated herein by reference).

10.4*
First Amendment to Neenah Paper Supplemental Pension Plan (filed as Exhibit 10.31 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 4, 2014 and incorporated herein by reference).

10.5*	Neenah Paper Amended and Restated Supplemental Retirement Contribution Plan, effective as of January 1, 2016 (filed herewith).
10.6*
Neenah Paper Executive Severance Plan (filed as Exhibit 10.7 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, filed March 7, 2013 and incorporated herein by reference).

10.7*
First Amendment to Neenah Paper Executive Severance Plan (filed as Exhibit 10.33 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 4, 2014 and incorporated herein by reference).

10.8*
Neenah Paper, Inc. Amended and Restated 2004 Omnibus Stock and Incentive Compensation Plan (filed as Annex A to the Neenah Paper, Inc. Definitive Proxy Statement on Schedule 14A for the year ended December 31, 2013, filed April 12, 2013 and incorporated herein by reference).

10.9*
Neenah Paper Deferred Compensation Plan approved on December 11, 2006 (filed as Exhibit 10.21 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, filed March 7, 2013 and incorporated herein by reference).

10.10*
Neenah Paper Directors' Deferred Compensation Plan approved on December 11, 2006. (filed as Exhibit 10.7 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, filed March 7, 2013 and incorporated herein by reference).

10.11
Third Amended and Restated Credit Agreement dated December 18, 2014 by and among Neenah Paper, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed as Exhibit 10.31 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2014, filed February 27, 2015 and incorporated herein by reference) (confidential treatment has been granted for certain portions of this exhibit pursuant to a Confidential Treatment Request filed with the Securities Exchange Commission).

10.12
First Amendment, dated as of July 28, 2016, to the Third Amended and Restated Credit Agreement dated December 18, 2014 by and among Neenah Paper, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed as Exhibit 99.1 to the Neenah Paper, Inc. Current Report on Form 8-K, filed August 2, 2016 and incorporated herein by reference).

10.13
Second Amendment, dated as of December 13, 2016, to the Third Amended and Restated Credit Agreement dated December 18, 2014 by and among Neenah Paper, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed as Exhibit 99.1 to the Neenah Paper, Inc. Current Report on Form 8-K, filed December 16, 2016 and incorporated herein by reference).

10.14*	Form of Performance Share Award as of 2017 (filed as Exhibit 10.1 to Neenah Paper, Inc. Current Report on Form 8-K filed February 3, 2017 and incorporated by reference herein).
12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges (filed herewith)
21	List of Subsidiaries of Neenah Paper, Inc. (filed herewith).
23	Consent of Deloitte & Touche LLP (filed herewith)

Exhibit Number	Exhibit
24	Power of Attorney (filed herewith)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (filed herewith).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith).
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
_______________________

*	Indicates management contract or compensatory plan or arrangement.

+	Pursuant to a confidential treatment request portions of this exhibit have been furnished separately to the Securities and Exchange Commission.

(c)	Financial Statement Schedule
See Item 15(a) (2) above

Item 16.     Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEENAH PAPER, INC.
By:	/s/ JOHN P. O'DONNELL
	Name:	John P. O'Donnell
	Title:	President, Chief Executive Officer and Director (in his capacity as a duly authorized officer of the Registrant and in his capacity as Chief Executive Officer)
	Date:	February 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	/s/ JOHN P. O'DONNELL	President, Chief Executive Officer and Director (Principal Executive Officer)
	John P. O'Donnell		February 24, 2017

	/s/ BONNIE C. LIND	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
	Bonnie C. Lind		February 24, 2017

	/s/ LARRY N. BROWNLEE	Vice President — Controller (Principal Accounting Officer)
	Larry N. Brownlee		February 24, 2017

	/s/ SEAN T. ERWIN*	Chairman of the Board and Director
	Sean T. Erwin		February 24, 2017

	/s/ WILLIAM M. COOK*	Director
	William M. Cook		February 24, 2017

	/s/ MARGARET S. DANO*	Director
	Margaret S. Dano		February 24, 2017

	/s/ TIMOTHY S. LUCAS*	Director
	Timothy S. Lucas		February 24, 2017

	/s/ JOHN F. MCGOVERN*	Director
	John F. McGovern		February 24, 2017

	/s/ PHILIP C. MOORE*	Director
	Philip C. Moore		February 24, 2017

	/s/ STEPHEN M. WOOD*	Director
	Stephen M. Wood		February 24, 2017

*By:	/s/ STEVEN S. HEINRICHS
Steven S. Heinrichs Senior Vice President, General Counsel and Secretary Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Neenah Paper, Inc.
Alpharetta, Georgia

We have audited the internal control over financial reporting of Neenah Paper, Inc. and subsidiaries (the “Company”) as of December 31, 2016 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016, of the Company and our report dated February 24, 2017, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Atlanta, Georgia

February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Neenah Paper, Inc.
Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of Neenah Paper, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Neenah Paper Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Atlanta, Georgia

February 24, 2017

NEENAH PAPER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Net sales	$941.5	$887.7	$839.7
Cost of products sold	727.0	692.3	668.9
Gross profit	214.5	195.4	170.8
Selling, general and administrative expenses	92.2	86.5	78.0
Integration/restructuring costs	7.0	6.5	2.3
Pension plan settlement charge	0.8	—	3.5
Loss on early extinguishment of debt	—	—	0.2
Other expense — net	0.4	1.0	0.2
Operating income	114.1	101.4	86.6
Interest expense	11.2	11.7	11.4
Interest income	(0.1)	(0.2)	(0.3)
Income from continuing operations before income taxes	103.0	89.9	75.5
Provision for income taxes	29.6	29.4	7.5
Income from continuing operations	73.4	60.5	68.0
(Loss) income from discontinued operations, net of taxes (Note 13)	(0.4)	(9.4)	0.7
Net income	$73.0	$51.1	$68.7

Earnings (Loss) Per Common Share
Basic
Continuing operations	4.33	3.58	4.05
Discontinued operations	(0.02)	(0.56)	0.04
	$4.31	$3.02	$4.09
Diluted
Continuing operations	4.26	3.53	3.99
Discontinued operations	(0.02)	(0.55)	0.04
	$4.24	$2.98	$4.03

Weighted Average Common Shares Outstanding (in thousands)
Basic	16,773	16,754	16,584
Diluted	17,087	17,012	16,872
See Notes to Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2016	2015	2014
Net income	$73.0	$51.1	$68.7
Reclassification of amounts recognized in the consolidated statement of operations:
Amortization of adjustments to pension and other postretirement benefit liabilities	7.2	7.1	4.7
Pension plan settlement/curtailment charge (2015 amount in discontinued operations)	0.8	5.5	3.5
Amounts recognized in the consolidated statement of operations	8.0	12.6	8.2
Unrealized foreign currency translation loss	(7.1)	(15.0)	(23.7)
Net loss from pension and other postretirement benefit plans	(18.0)	(6.3)	(34.3)
Loss from other comprehensive income items before income taxes	(17.1)	(8.7)	(49.8)
(Benefit) provision for income taxes	(3.4)	1.2	(8.7)
Other comprehensive loss	(13.7)	(9.9)	(41.1)
Comprehensive income	$59.3	$41.2	$27.6
See Notes to Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$3.1	$4.2
Accounts receivable, net	96.5	97.3
Inventories	116.3	120.6
Prepaid and other current assets	20.4	24.5
Total Current Assets	236.3	246.6
Property, Plant and Equipment — net	364.6	323.0
Deferred Income Taxes	6.1	20.0
Goodwill (Note 5)	70.4	72.2
Intangible Assets — net (Note 5)	74.0	79.1
Other Assets	14.2	10.5
TOTAL ASSETS	$765.6	$751.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$1.2	$1.2
Accounts payable	55.6	53.7
Accrued expenses	51.2	51.2
Total Current Liabilities	108.0	106.1
Long-Term Debt	219.7	228.2
Deferred Income Taxes	10.1	11.8
Noncurrent Employee Benefits	86.7	89.7
Other Noncurrent Obligations	2.8	4.0
TOTAL LIABILITIES	427.3	439.8
Commitments and Contingencies (Notes 11 and 12)
Stockholders' Equity
Common stock, par value $0.01 — authorized: 100,000,000 shares; issued and outstanding: 16,771,000 shares and 16,819,000 shares	0.2	0.2
Treasury stock, at cost: 1,475,000 shares and 1,244,000 shares	(56.5)	(40.1)
Additional paid-in capital	317.0	310.8
Retained earnings	169.6	119.0
Accumulated other comprehensive loss	(92.0)	(78.3)
Total Stockholders' Equity	338.3	311.6
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$765.6	$751.4
See Notes to Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions, shares in thousands)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance, December 31, 2013	17,383	$0.2	$(27.2)	$285.2	$36.6	$(27.3)
Net income	—	—	—	—	68.7	—
Other comprehensive income, net of income taxes	—	—	—	—	—	(41.1)
Dividends declared	—	—	—	—	(17.1)	—
Excess tax benefits from stock-based compensation	—	—	—	5.6	—	—
Shares purchased (Note 10)	—	—	(1.1)	—	—	—
Stock options exercised	316	—	—	3.6	—	—
Restricted stock vesting (Note 10)	150	—	(3.4)	—	—	—
Stock-based compensation	—	—	—	6.0	—	—
Balance, December 31, 2014	17,849	0.2	(31.7)	300.4	88.2	(68.4)
Net income	—	—	—	—	51.1	—
Other comprehensive loss, net of income taxes	—	—	—	—	—	(9.9)
Dividends declared	—	—	—	—	(20.3)	—
Excess tax benefits from stock-based compensation	—	—	—	2.6	—	—
Shares purchased (Note 10)	—	—	(5.9)	—	—	—
Stock options exercised	108	—	—	1.2	—	—
Restricted stock vesting (Note 10)	106	—	(2.5)	—	—	—
Stock-based compensation	—	—	—	6.5	—	—
Other/Currency	—	—	—	0.1	—	—
Balance, December 31, 2015	18,063	0.2	(40.1)	310.8	119.0	(78.3)
Net income	—	—	—	—	73.0	—
Other comprehensive loss, net of income taxes	—	—	—	—	—	(13.7)
Dividends declared	—	—	—	—	(22.4)	—
Shares purchased (Note 10)	—	—	(12.6)	—	—	—
Stock options exercised	71	—	—	0.4	—	—
Restricted stock vesting (Note 10)	111	—	(3.8)	—	—	—
Stock-based compensation	—	—	—	5.8	—	—
Balance, December 31, 2016	18,245	$0.2	$(56.5)	$317.0	$169.6	$(92.0)
See Notes to Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net income	$73.0	$51.1	$68.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32.0	31.5	30.0
Stock-based compensation	5.8	6.5	6.0
Excess tax benefit from stock-based compensation (Note 2 and 9)	—	(2.6)	(5.6)
Deferred income tax provision	16.9	8.3	3.7
Non-cash effects of changes in liabilities for uncertain income tax positions	(1.5)	(0.1)	(2.0)
Loss on early extinguishment of debt	—	—	0.2
Pension settlement charge, net of plan payments	0.8	—	3.5
Non-cash loss on discontinued operations	—	12.0	—
Loss (gain) on asset dispositions	0.1	(0.1)	0.2
Net cash (used in) provided by changes in operating working capital, net of effect of acquisitions (Note 15)	(1.2)	1.8	9.0
Pension and other post-employment benefits	(10.9)	2.9	(18.3)
Other	0.8	(0.1)	(0.9)
NET CASH PROVIDED BY OPERATING ACTIVITIES	115.8	111.2	94.5
INVESTING ACTIVITIES
Capital expenditures	(68.5)	(48.1)	(27.9)
Purchases of marketable securities	(0.1)	(0.2)	(0.6)
Net proceeds from sale of discontinued operations	—	5.4	—
Proceeds from sale of property, plant and equipment	0.1	0.5	—
Acquisitions (Note 4)	—	(118.2)	(72.4)
Purchase of equity investment	—	—	(2.9)
Other	0.3	0.5	(1.1)
NET CASH USED IN INVESTING ACTIVITIES	(68.2)	(160.1)	(104.9)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt (Note 7)	243.0	151.6	49.5
Debt issuance costs	(0.1)	—	(2.4)
Repayments of long-term debt (Note 7)	(252.9)	(145.6)	(5.6)
Short-term borrowings	—	—	6.5
Repayments of short-term borrowings	—	—	(25.4)
Proceeds from exercise of stock options	0.4	1.2	3.6
Excess tax benefit from stock-based compensation (Note 2 and 9)	—	2.6	5.6
Cash dividends paid	(22.4)	(20.3)	(17.1)
Shares purchased (Note 10)	(16.4)	(8.4)	(4.5)
Other	—	0.1	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(48.4)	(18.8)	10.2
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(0.3)	(0.7)	(0.6)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1.1)	(68.4)	(0.8)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4.2	72.6	73.4
CASH AND CASH EQUIVALENTS, END OF YEAR	$3.1	$4.2	$72.6
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
Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. As of December 31, 2016 and 2015, $0.3 million of the Company's cash and cash equivalents is restricted to the payment of postretirement benefits for certain former Fox River executives.
Inventories
U.S. inventories are valued at the lower of cost, using the Last-In, First-Out (LIFO) method for financial reporting purposes, or market. German inventories are valued at the lower of cost, using a weighted-average cost method, or market. Cost includes labor, materials and production overhead.

NEENAH PAPER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Foreign Currency
Balance sheet accounts of the Company's operations in Germany, the United Kingdom (the "U.K.") and Canada are translated from Euros, British Pounds and Canadian dollars, respectively, into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at average exchange rates during the period. Translation gains or losses related to net assets located in Germany, the U.K. and Canada are recorded as unrealized foreign currency translation adjustments within Accumulated other comprehensive loss in stockholders' equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in Other expense — net in the consolidated statements of operations.
Property and Depreciation
Property, plant and equipment are stated at cost, less accumulated depreciation. Certain costs of software developed or obtained for internal use are capitalized. When property, plant and equipment is sold or retired, the costs and the related accumulated depreciation are removed from the accounts, and the gains or losses are recorded in other (income) expense — net. For financial reporting purposes, depreciation is principally computed on the straight-line method over estimated useful asset lives. The weighted average remaining useful lives for buildings, land improvements and machinery and equipment are approximately 18 years, 13 years and 10 years, respectively. Units-of-production method of depreciation is used for $68.6 million of production assets, which reflects the nature of the assets' utilization. For income tax purposes, accelerated methods of depreciation are used.
The costs of major rebuilds and replacements of plant and equipment are capitalized, and the cost of maintenance performed on manufacturing facilities, composed of labor, materials and other incremental costs, is expensed as incurred. Start-up costs for new or expanded facilities, including costs related to trial production, are expensed as incurred.
The Company accounts for asset retirement obligations ("AROs") in accordance with ASC Topic 410, Asset Retirements and Environmental Obligations, which requires companies to make estimates regarding future events in order to record a liability for AROs in the period in which a legal obligation is created. Such liabilities are recorded at fair value, with an offsetting increase to the carrying value of the related long-lived asset. As of December 31, 2016, the Company is unable to estimate its AROs for environmental liabilities at its manufacturing facilities.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of ASC Topic 718, Compensation — Stock Compensation ("ASC Topic 718"). The amount of stock-based compensation cost recognized is based on the fair value of grants that are ultimately expected to vest and is recognized pro-rata over the requisite service period for the entire award.
Research and Development Expense
Research and development costs are charged to expense as incurred and are recorded in "Selling, general and administrative expenses" on the consolidated statement of operations. See Note 15, "Supplemental Data — Supplemental Statement of Operations Data."
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

NEENAH PAPER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
2021 Senior Notes (5.25% fixed rate)	$175.0	$169.5	$175.0	$169.9
Global Revolving Credit Facilities (variable rates)	42.9	42.9	51.1	51.1
Second German Loan Agreement (2.5% fixed rate)	6.8	6.8	8.3	8.3
Total debt	$224.7	$219.2	$234.4	$229.3
_______________________

(a)	Fair value for all debt instruments was estimated from Level 2 measurements.
The Company's investments in marketable securities are accounted for as "available-for-sale securities" in accordance with ASC Topic 320, Investments — Debt and Equity Securities ("ASC Topic 320"). Pursuant to ASC Topic 320, marketable securities are reported at fair value on the consolidated balance sheet and unrealized holding gains and losses are reported in other comprehensive income until realized upon sale. At December 31, 2016, the Company had $3.5 million in marketable securities classified as Other assets on the consolidated balance sheet. The cost of such marketable securities was $3.4 million. Fair value for the Company's marketable securities was estimated from Level 1 inputs. The Company's marketable securities are designated for the payment of benefits under its supplemental employee retirement plan (the "SERP").
Fair Value of Pension Plan Assets
With the exception of cash and cash equivalents which are considered Level 1, pension plan assets are measured at NAV (or its equivalent) as an alternative to fair market value due to the absence of readily available market prices, and as such are not subject to the fair value hierarchy. Following is the fair value of each investment category:

•	Cash and cash equivalents ($1.5 million and $6.9 million at December 31, 2016 and 2015, respectively).

•
U.S and non-U.S. Equities ($112.2 million and $92.4 million at December 31, 2016 and 2015, respectively) — These proprietary mutual funds have observable net asset values (based on the fair value of the underlying investments of the funds) that are provided to investors and provide for liquidity either immediately of within a few days.

•
U.S and non-U.S. Fixed Income Securities ($181.1 million and $185.8 million at December 31, 2016 and 2015, respectively) — These proprietary mutual funds have observable net asset values (based on the fair value of the underlying investments of the funds) that are provided to investors and provide for liquidity either immediately of within a few days.

•
Hedge Funds ($23.3 million and $23.2 million at December 31, 2016 and 2015, respectively) — These funds are valued using net asset values calculated by the fund managers and allow for quarterly or more frequent redemptions.

Recently Adopted Accounting Standards
In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 modifies the accounting for excess tax benefits and tax deficiencies associated with share-based payments and amends the associated cash flow presentation. ASU 2016-09 (i) eliminates the requirement to recognize excess tax benefits in additional paid-in capital (“APIC”), (ii) eliminates the requirement to evaluate tax deficiencies for APIC or income tax expense classification and (iii) provides for these benefits or deficiencies to be recorded as an income tax expense or benefit in the income statement. Additionally, the tax benefits related to dividends paid on share-based payment awards will be reflected as an income tax benefit in the income statement. With these changes, tax-related cash flows resulting from share-based payments will be classified as operating activities as opposed to financing activities. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, although early adoption is permitted. The Company has elected to early adopt the standard in the three month period ended September 30, 2016, effective as if adopted on the first day of the fiscal year, January 1, 2016. As of December 31, 2015, there were no unrecognized deferred tax assets attributable to excess tax benefits. The adoption of the new standard decreased the provision for income taxes and

NEENAH PAPER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

increased income from continuing operations by $0.4 million and $1.8 million in the third quarter and the fourth quarter of 2016, respectively. In addition, the Company recast its previously reported provision for income taxes and increased income from continuing operations by $0.2 million and $0.7 million for the first and second quarter of 2016, respectively. Further, as part of the adoption, the Company elected to account for forfeitures in compensation cost as they occur. The cumulative impact for the change in election was not material. The Company elected to adopt prospectively the classification of tax-related cash flows resulting from share-based payments in operating cash flows.
Accounting Standards Changes
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance specifies how and when an entity will recognize revenue arising from contracts with customers and requires entities to disclose information about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has subsequently issued additional, clarifying standards to address issues arising from implementation of the new revenue recognition standard. The new revenue recognition standard and clarifying standards are effective for interim and annual periods beginning on January 1, 2018, and may be adopted earlier, but not before January 1, 2017. The Company has substantially completed its assessment of the new standards and does not believe there will be a material impact from adoption on its consolidated financial statements. The Company will continue to evaluate any additional changes, modifications or interpretations of the standard which may impact its current conclusions, and believes it will adopt the new standards using the modified retrospective method as of January 1, 2018.
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
As of December 31, 2016, no other amendments to the ASC had been issued and not adopted by the Company that will have or are reasonably likely to have a material effect on the its financial position, results of operations or cash flows.

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
Diluted EPS has been computed by dividing net income allocated to common stock by the weighted average number of common shares used in computing basic EPS, further adjusted to include the dilutive impact of the exercise or conversion of common stock equivalents, such as stock options, stock appreciation rights ("SARs") and target awards of Restricted Stock Units with performance conditions ("Performance Units"), into shares of common stock as if those securities were exercised or converted. For the years ended December 31, 2016, 2015 and 2014, approximately 35,000, 45,000 and 15,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company's common stock for the respective 12-month periods during which the options were outstanding.
The following table presents the computation of basic and diluted shares of common stock used in the calculation of EPS (amounts in millions, except share and per share amounts):

NEENAH PAPER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Earnings per basic common share

	Year Ended December 31,
	2016	2015	2014
Income from continuing operations	$73.4	$60.5	$68.0
Amounts attributable to participating securities	(0.7)	(0.6)	(0.8)
Income from continuing operations available to common stockholders	72.7	59.9	67.2
Income (loss) from discontinued operations, net of income taxes	(0.4)	(9.4)	0.7
Amounts attributable to participating securities	—	0.1	—
Net income available to common stockholders	$72.3	$50.6	$67.9
Weighted-average basic shares outstanding	16,773	16,754	16,584
Basic earnings (loss) per share
Continuing operations	$4.33	$3.58	$4.05
Discontinued operations	(0.02)	(0.56)	0.04
	$4.31	$3.02	$4.09

Earnings per diluted common share

	Year Ended December 31,
	2016	2015	2014
Income from continuing operations	$73.4	$60.5	$68.0
Amounts attributable to participating securities	(0.6)	(0.5)	(0.8)
Income from continuing operations available to common stockholders	72.8	60.0	67.2
Income (loss) from discontinued operations, net of income taxes	(0.4)	(9.4)	0.7
Amounts attributable to participating securities	—	0.1	—
Net income available to common stockholders	$72.4	$50.7	$67.9
Weighted-average basic shares outstanding	16,773	16,754	16,584
Add: Assumed incremental shares under stock-based compensation plans	314	258	288
Weighted average diluted shares	17,087	17,012	16,872
Diluted earnings (loss) per share
Continuing operations	$4.26	$3.53	$3.99
Discontinued operations	(0.02)	(0.55)	0.04
	$4.24	$2.98	$4.03

NEENAH PAPER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Note 4. Acquisitions
Acquisition of FiberMark
On August 1, 2015, the Company purchased all of the outstanding equity of FiberMark from American Securities for approximately $118 million. FiberMark is a specialty coatings and finishing company with a strong presence in luxury packaging and technical products. In September 2015, the Company announced the planned closure of the Fitchburg Mill, acquired in the FiberMark Acquisition to consolidate its manufacturing footprint. Manufacturing operations at the Fitchburg Mill ceased in December 2015. See Note 13, "Discontinued Operations."
The Company accounted for the transaction using the acquisition method in accordance with ASC Topic 805, Business Combinations ("ASC Topic 805"). The allocation of the purchase price was based on estimates of the fair value of assets acquired and liabilities assumed as of August 1, 2015. The Company has not identified any material unrecorded pre-acquisition contingencies. The Company did not recognize any in-process research and development assets as part of the acquisition.
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
(1) As a result of finalizing the acquisition accounting for Fibermark in the first quarter of 2016, an adjustment of $0.4 million was recorded as a reduction to the net deferred tax liability and to goodwill.

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
Approximately $18.9 million, $6.2 million and $0.4 million of the goodwill acquired in the FiberMark acquisition was allocated to the Technical Products, Fine Paper and Packaging and Other segments, respectively.
For the year ended December 31, 2016, the Company incurred $4.3 million of integration and restructuring costs. For the year ended December 31, 2015, the Company incurred $5.3 million of acquisition and integration costs. For the year ended December 31, 2015, net sales and income from operations before income taxes for the acquired businesses were $58.1 million and $1.5 million (excluding the acquisition related costs described above), respectively.
In conjunction with the FiberMark acquisition, the Company identified various uncertain tax positions totaling $4.7 million. Such amount was reflected in the purchase price allocation as $3.7 million of goodwill and $1.0 million of other current assets.
The following selected unaudited pro forma consolidated statements of operations data for the year ended December 31, 2015 and 2014 was prepared as though the FiberMark acquisition had occurred on January 1, 2014. The information does not reflect future events that may occur after December 31, 2015 or any operating efficiencies or inefficiencies that may result from the FiberMark acquisition. Therefore, the information is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented or the results that the Company will experience going forward.

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
The following selected unaudited pro forma consolidated statements of operations data for the year ended December 31, 2014 was prepared as though the acquisition of the technical materials business had occurred on January 1, 2013. The information does not reflect future events that may occur after December 31, 2014 or any operating efficiencies or inefficiencies that may result from the acquisition of the technical materials business. Therefore, the information is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented or the results that the Company will experience going forward.

Year Ended December 31,
2014
Net sales	$862.3
Operating income	89.2
Income from continuing operations	69.6
Income from discontinued operations	0.7
Net income	70.3
Earnings Per Common Share
Basic
Continuing operations	$4.15
Discontinued Operations	0.04
$4.19
Diluted
Continuing operations	$4.08
Discontinued Operations	0.04
$4.12

Note 5. Goodwill and Other Intangible Assets
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
The Company tested goodwill for impairment as of November 30, 2016. The Company elected the option under ASC Topic 350, Intangibles — Goodwill and Other, to perform a qualitative assessment of the Company's reporting units to determine whether further impairment testing is necessary. In this qualitative assessment, the Company considered the following items for each of the reporting units: macroeconomic conditions, industry and market conditions, overall financial performance and other entity specific events. In addition, for each of these reporting units, the most recent fair value determination results in an amount that exceeds the carrying amount of the reporting units. Based on these assessments, the Company determined that the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is not more likely than not. There was no impairment in the carrying value of goodwill for the years ended December 31, 2016, 2015 and 2014 .
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
The following table presents the carrying value of goodwill by business segment and changes in the carrying value of goodwill.

	Technical Products			Fine Paper and Packaging	Other
	Gross Amount	Accumulated Impairment Losses			Gross Amount
			Net	Gross Amount		Net
Balance at December 31, 2014	$100.8	$(50.3)	$50.5	$—	$—	$50.5
Goodwill acquired in the Fibermark Acquisition	18.9	—	18.9	6.2	0.4	25.5
Foreign currency translation	(9.0)	5.2	(3.8)	—	—	(3.8)
Balance at December 31, 2015	110.7	(45.1)	65.6	6.2	0.4	72.2
Adjustment of goodwill acquired in the Fibermark Acquisition (1)	(0.4)	—	(0.4)	—	—	(0.4)
Foreign currency translation	(2.9)	1.5	(1.4)	—	—	(1.4)
Balance at December 31, 2016	$107.4	$(43.6)	$63.8	$6.2	$0.4	$70.4
______________________________________________________________________

(1)
As a result of finalizing the acquisition accounting for Fibermark in the first quarter of 2016, an adjustment of $0.4 million was recorded as a reduction to the net deferred tax liability and to goodwill.

Other Intangible Assets
As of December 31, 2016, the Company had net identifiable intangible assets of $74.0 million. All such intangible assets were acquired in the acquisitions of Neenah Germany, Fox River, FiberMark and the Crane technical materials business, and the acquisition of the Wausau and Southworth brands. The following table details amounts related to those assets.

NEENAH PAPER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

	December 31, 2016		December 31, 2015
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets
Customer based intangibles	$34.4	$(11.1)	$35.5	$(9.2)
Trade names and trademarks	6.8	(4.2)	4.4	(1.8)
Acquired technology	14.6	(2.7)	16.0	(1.4)
Total amortizable intangible assets	55.8	(18.0)	55.9	(12.4)
Trade names	36.2	—	35.6	—
Total	$92.0	$(18.0)	$91.5	$(12.4)

The following table presents intangible assets acquired in conjunction with the FiberMark acquisition:

	Intangibles	Estimated Useful Lives (Years)
Intangible assets — definite lived
Trade names and trademarks	$2.3	15
Customer based intangibles	14.1	15
Acquired technology	8.7	13
Total	25.1
Non-amortizable trade names	1.8
Total intangible assets	$26.9
As of December 31, 2015, $49.8 million, $28.3 million and $1.0 million of such intangible assets are reported within the Technical Products, Fine Paper and Packaging and Other segments, respectively. See Note 14, "Business Segment and Geographic Information." Aggregate amortization expense of acquired intangible assets for the years ended December 31, 2016, 2015 and 2014 was $3.9 million, $2.9 million and $2.3 million, respectively and was reported in Cost of products sold on the Consolidated Statement of Operations. Estimated amortization expense for the years ended December 31, 2017, 2018, 2019, 2020 and 2021 is $3.6 million, $3.6 million, $3.6 million, $3.6 million and $3.3 million, respectively.

Note 6. Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Income tax expense represented 28.7 percent, 32.7 percent and 9.9 percent of income from continuing operations before income taxes for the years ended December 31, 2016, 2015 and 2014, respectively. The following table presents the principal reasons for the difference between the Company's effective income tax rate and the U.S. federal statutory income tax rate:

NEENAH PAPER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

	Year Ended December 31,
	2016	2016	2015	2015	2014	2014
U.S. federal statutory income tax rate	35.0%	$36.1	35.0%	$31.5	35.0%	$26.4
U.S. state income taxes, net of federal income tax benefit	1.9%	2.0	2.1%	1.9	2.1%	1.6
Tax on foreign dividends	4.5%	4.6	3.6%	3.2	3.0%	2.3
Foreign tax rate differences (a)	(2.7)%	(2.8)	(2.2)%	(2.0)	(2.8)%	(2.1)
Foreign financing structure (b)	(1.6)%	(1.7)	(1.3)%	(1.2)	(2.5)%	(1.9)
Excess tax benefits from stock compensation (c)	(3.0)%	(3.1)	—	—	—	—
Research and development and other tax credits (d)	(2.8)%	(2.9)	(3.9)%	(3.5)	(31.9)%	(24.1)
Domestic production activities deduction	(1.5)%	(1.5)	(2.2)%	(2.0)	—%	—
Uncertain income tax positions	(0.4)%	(0.4)	1.3%	1.2	6.5%	4.9
Other differences — net	(0.7)%	(0.7)	0.3%	0.3	0.5%	0.4
Effective income tax rate	28.7%	$29.6	32.7%	$29.4	9.9%	$7.5
_______________________

(a)	Represents the impact on the Company's effective tax rate due to changes in the mix of earnings among taxing jurisdictions with differing statutory rates.

(b)	Represents the impact on the Company's effective tax rate of the Company's financing strategies.

(c)	In 2016, the Company adopted ASU 2016-09, Compensation — Stock Compensation (Topic 718). See Note 2, "Summary of Significant Accounting Policies — Recently Adopted Accounting Standards."

(d)
For 2015, the Company recognized a $1.4 million benefit related to research and development ("R&D") tax credits of FiberMark for the period 2012 through July 2015. For 2014, following an extensive study of the Company's R&D activities for the years 2005 through 2013 and a change in methodology, the Company recognized a $21.9 million net benefit related to R&D tax credits.

The Company's effective income tax rate can be affected by many factors, including but not limited to, changes in the mix of earnings in taxing jurisdictions with differing statutory rates, the availability of R&D and other tax credits, changes in corporate structure as a result of business acquisitions and dispositions, changes in the valuation of deferred tax assets and liabilities, the results of audit examinations of previously filed tax returns and changes in tax laws. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. The Company is no longer subject to U.S. federal examination for years before 2013, to state and local examinations for years before 2012 and to non-U.S. income tax examinations for years before 2012.
The following table presents the U.S. and foreign components of income from continuing operations before income taxes:

	Year Ended December 31,
	2016	2015	2014
Income from continuing operations before income taxes:
U.S.	$68.3	$62.2	$46.5
Foreign	34.7	27.7	29.0
Total	$103.0	$89.9	$75.5
The following table presents the components of the provision (benefit) for income taxes:

NEENAH PAPER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

	Year Ended December 31,
	2016	2015	2014
Provision (benefit) for income taxes:
Current:
Federal	$7.1	$12.7	$0.5
State	(0.5)	1.3	—
Foreign	5.9	5.1	3.4
Total current tax provision	12.5	19.1	3.9
Deferred:
Federal	14.8	7.7	6.9
State	1.8	2.3	(5.9)
Foreign	0.5	0.3	2.6
Total deferred tax provision	17.1	10.3	3.6
Total provision for income taxes	$29.6	$29.4	$7.5

The Company has elected to treat its Canadian operations as a branch for U.S. income tax purposes. Therefore, the amount of income (loss) before income taxes from Canadian operations are included in the Company's consolidated U.S. income tax returns and such amounts are subject to U.S. income taxes.
The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The components of deferred tax assets and liabilities, net of reserves for uncertain tax positions and valuation allowances, are as follows:

	December 31,
	2016	2015
Net deferred income tax assets
Employee benefits	$26.0	$27.8
Research and development tax credits	15.0	20.9
Net operating losses and credits	10.5	10.7
Accrued liabilities	3.2	2.9
Inventories	(0.5)	1.3
Accelerated depreciation	(34.0)	(34.8)
Intangibles	(10.8)	(10.2)
Undistributed foreign earnings	(4.4)	—
Other	1.1	1.4
Net deferred income tax assets	$6.1	$20.0
Net deferred income tax liabilities
Accelerated depreciation	$12.3	$12.8
Intangibles	2.8	3.5
Employee benefits	(5.0)	(3.9)
Interest limitation	0.3	(0.5)
Net operating losses	(0.3)	(0.1)
Net deferred income tax liabilities	$10.1	$11.8

NEENAH PAPER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The net deferred tax assets relate to U.S. federal and state jurisdictions and the net deferred tax liabilities relate to operations of Germany and the U.K. As of December 31, 2016, the Company had $12.5 million of undistributed earnings (net of foreign taxes) of foreign subsidiaries. There were no undistributed earnings of foreign subsidiaries as of December 31, 2015.
As of December 31, 2016, the Company had $25.2 million of U.S. federal and state R&D credits which, if not used, will expire between 2029 and 2036 for the U.S. federal R&D credits and between 2017 and 2031 for the state R&D credits. As of December 31, 2016, we had $48.8 million of state NOLs which may be used to offset state taxable income. The NOLs are reflected in the consolidated financial statements as a deferred tax asset of $2.3 million. If not used, substantially all of the NOLs will expire in various amounts between 2017 and 2035. The Company also had pre-acquisition and recognized built-in loss carryovers of $10.2 million, reflected as a deferred tax asset of $3.6 million. In addition, the Company had $3.4 million of federal Alternative Minimum Tax Credit carryovers, which can be carried forward indefinitely.
The following is a tabular reconciliation of the total amounts of uncertain tax positions as of and for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015	2014
Balance at January 1,	$12.9	$7.0	$4.3
Increases in prior period tax positions	—	0.5	—
Decreases in prior period tax positions	(2.6)	—	(2.2)
Increases in current period tax positions	0.6	5.5	5.3
Decreases due to lapse of statute of limitations	(0.3)	—	—
Decreases due to settlements with tax authorities	—	—	(0.2)
Decreases from foreign exchange rate changes	(0.3)	(0.1)	(0.2)
Balance at December 31,	$10.3	$12.9	$7.0
The $10.3 million of reserves for uncertain tax positions as of December 31, 2016 were reflected on the consolidated balance sheets as follows: $7.6 million netted against deferred tax assets, $1.2 million netted against (added to) deferred tax liabilities and $1.5 million in other noncurrent obligations. The $12.9 million of reserves for uncertain tax positions as of December 31, 2015 were reflected on the consolidated balance sheets as follows: $8.9 million netted against deferred tax assets, $1.2 million netted against (added to) deferred tax liabilities and $2.8 million in other noncurrent obligations.
If recognized, $9.3 million of the benefit for uncertain tax positions at December 31, 2016 would favorably affect the Company's effective tax rate in future periods. The Company does not expect that the expiration of the statute of limitations or the settlement of audits in the next 12 months will result in liabilities for uncertain income tax positions that are materially different than the amounts that were accrued as of December 31, 2016.
The Company recognizes accrued interest and penalties related to uncertain income tax positions in the Provision for income taxes on the consolidated statements of operations. As of December 31, 2016 and 2015, the Company had $0.2 million and $0.4 million, respectively, accrued for interest and penalties related to uncertain income tax positions.
As of December 31, 2016, the Company had a valuation allowance of $3.1 million against its state R&D credits and $0.4 million against its other state tax credits. As of December 31, 2015, the Company had a valuation allowance of $2.9 million against its state R&D credits and $0.1 million against its state NOLs. In determining the need for a valuation allowance, the Company considers many factors, including specific taxing jurisdictions, sources of taxable income, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance is recognized if, based on the weight of available evidence, the Company concludes that it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

NEENAH PAPER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Note 7. Debt
Long-term debt consisted of the following:

	December 31,
	2016	2015
2021 Senior Notes (5.25% fixed rate) due May 2021	$175.0	$175.0
Global Revolving Credit Facilities (variable rates) due December 2019	42.9	51.1
Second German Loan Agreement (2.45% fixed rate) due in 32 equal quarterly installments ending September 2022	6.8	8.3
Deferred financing costs	(3.8)	(5.0)
Total Debt	220.9	229.4
Less: Debt payable within one year	1.2	1.2
Long-term debt	$219.7	$228.2

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
The 2021 Senior Notes contain terms, covenants and events of default with which the Company must comply, which the Company believes are ordinary and standard for notes of this nature. Among other things, the 2021 Senior Notes contain covenants restricting the Company's ability to incur certain additional debt, make specified restricted payments, pay dividends, authorize or issue capital stock, enter into transactions with the Company's affiliates, consolidate or merge with or acquire another business, sell certain of the Company's assets or liquidate, dissolve or wind-up the Company. As of December 31, 2016, the Company was in compliance with all terms of the indenture for the 2021 Senior Notes.
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
Proceeds of borrowings under the Global Revolving Credit Facilities may be used to finance working capital needs, permitted acquisitions, permitted investments (including certain inter-company loans), certain dividends, distributions and other restricted payments, and for other general corporate purposes.
The consolidated statements of cash flows present borrowings and repayments under the Global Revolving Credit Facilities and the predecessor revolving bank credit facility using a gross approach. This approach presents not only discrete borrowings for transactions such as a business acquisition, but also reflects all borrowings and repayments that occur as part of daily management of cash receipts and disbursements. For the year ended December 31, 2016, all of the borrowings related to daily cash management. For the year ended December 31, 2015, $38.0 million was borrowed in conjunction with the FiberMark Acquisition and the remaining $113.6 million included borrowings for daily cash management. For the year ended December 31, 2014, all of the borrowings related to daily cash management.
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
If aggregate availability under the Global Revolving Credit Facilities is less than the greater of (i) $20 million and (ii) 10% of the maximum aggregate commitments under the Global Revolving Credit Facilities as then in effect, the Company is required to comply with a fixed charge coverage ratio (as defined in the Third Amended Credit Agreement) of not less than 1.1 to 1.0 for the preceding four-quarter period, tested as of the end of each quarter. Such compliance, once required, would no longer be necessary once (x) aggregate availability under the Global Revolving Credit Facilities exceeds the greater of (i) 17.5% of the aggregate commitment for the Global Revolving Credit Facilities and (ii) $35 million for 60 consecutive days and (y) no default or event of default has occurred and is continuing during such 60-day period. As of December 31, 2016, aggregate availability under the Global Revolving Credit Facilities exceeded the minimum required amount, and the Company is not required to comply with such fixed charge coverage ratio.
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
Under the most restrictive terms of the Third Amended and Restated Credit Agreement, we are permitted to pay cash dividends on or repurchase shares of our common stock up to the amount available under the Third Amended and Restated Credit Agreement, as long as the availability under the Third Amended and Restated Credit Agreement exceeds $25 million. If the availability is below $25 million, we are restricted from paying dividends or repurchasing shares. As of December 31, 2016, the Company's availability exceeded $25 million, so this restriction did not apply.
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
Availability under the Global Revolving Credit Facilities varies over time depending on the value of the Company's inventory, receivables and various capital assets. As of December 31, 2016, the Company had $42.9 million of borrowings and $1.2 million in letters of credit outstanding under the Global Revolving Credit Facilities and $125.2 million of available credit (based on exchanges rates at December 31, 2016). As of December 31, 2016 and 2015, the weighted-average interest rate on outstanding Revolver borrowings was 2.8 percent and 1.8 percent per annum, respectively.
Under the most restrictive terms of the 2021 Senior Notes, the Company is permitted to pay cash dividends of up to $25 million in a calendar year, but not permitted to repurchase shares of the Company's common stock. However, as long as the net leverage ratio (net debt/EBITDA) under the 2021 Senior Notes is below 2.5x, the Company can pay dividends or repurchase shares without limitation. In the event the net leverage ratio exceeds 2.5x, the Company may still pay dividends in excess of $25 million or repurchase shares by utilizing "restricted payment baskets" as defined in the indenture for the 2021 Senior Notes.

NEENAH PAPER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

As of December 31, 2016, since the Company's leverage ratio was less than 2.5x, none of these covenants were restrictive to the Company's ability to pay dividends on or repurchase shares of the Company's common stock.
Other Debt
In January 2013, Neenah Germany entered into a project financing agreement for the construction of a melt blown machine (the "Second German Loan Agreement"). The agreement provides for €9.0 million of construction financing which is secured by the melt blown machine. The loan matures in September 2022 and principal is repaid in equal quarterly installments beginning in December 2014. The interest rate on amounts outstanding is 2.45% based on actual days elapsed in a 360-day year and is payable quarterly. At December 31, 2016, €6.5 million ($6.8 million, based on exchange rates at December 31, 2016) was outstanding under the Second German Loan Agreement.
Principal Payments
The following table presents the Company's required debt payments:

	2017	2018	2019	2020	2021	Thereafter	Total
Debt payments	$1.2	$1.2	$44.1	$1.2	$176.2	$0.8	$224.7

Note 8. Pension and Other Postretirement Benefits
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
During 2016, the Company offered a lump sum payout option to all eligible U.S. participants in the Neenah Paper Pension Plan and the FiberMark Pension Plan with a deferred vested pension benefit (the participant had a vested pension benefit but was no longer an employee of the Company). For the year ended December 31, 2016, 265 individuals elected the option and the Company paid a total of $8.1 million in lump-sum payments. For the year ended December 31, 2016, as allowed under ASC Topic 715, Compensation — Retirement Benefits ("ASC Topic 715"), the Company adopted a policy to recognize settlement losses for deferred vested pension benefit payments regardless of whether the amount exceeded the sum of expected service cost and interest costs of the pension plan for the respective calendar year. In accordance with ASC Topic 715, for the year ended December 31, 2016, the Company measured the liabilities of the post-retirement benefit plans and recognized a settlement loss of $0.8 million.
During 2014, the Company offered a lump sum payout option to all eligible U.S. participants in the Neenah Paper Pension Plan with a deferred vested pension benefit (the participant had a vested pension benefit but was no longer an employee of the Company). For the year ended December 31, 2014, 425 individuals elected the option and the Company paid a total of $14.0 million in lump-sum payments. For the year ended December 31, 2014, benefit payments under certain post-retirement benefit plans exceeded the sum of expected service cost and interest costs for these plans. In accordance with ASC Topic 715, for the year ended December 31, 2014, the Company measured the liabilities of the post-retirement benefit plans and recognized a settlement loss of $3.5 million.
The Company's funding policy for its U.S. qualified defined benefit plan and its U.K. defined benefit plan is to contribute assets to fully fund the projected benefit obligation. Subject to regulatory and tax deductibility limits, any funding shortfall is to be eliminated over a reasonable number of years. Nonqualified plans providing pension benefits in excess of limitations imposed by taxing authorities are not funded. There is no legal or governmental obligation to fund Neenah Germany's benefit plans and as such the Neenah Germany defined benefit plans are currently unfunded. As of December 31, 2016, Neenah Germany had investments of $1.6 million that were restricted to the payment of certain post-retirement employee benefits. As of December 31, 2016, $0.6 million and $1.0 million of such investments are classified as Prepaid and other current assets and Other assets, respectively, on the consolidated balance sheet. The Company also holds $3.5 million of marketable securities that

NEENAH PAPER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

are designated for the payment of benefits under the SERP as of December 31, 2016, classified as Other assets on the consolidated balance sheet.
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
FiberMark
Defined benefit plans
FiberMark has a qualified defined benefit plan covering certain U.S. employees. During 2009, FiberMark fully froze this plan so that additional benefits cannot be earned as a result of additional years of service or increases in annual earnings. Plan assets are principally invested in equity, government and corporate debt securities and fixed income mutual funds. FiberMark has a defined benefit plan covering all U.K. employees, which is designed to provide a monthly pension upon retirement. This plan was fully frozen during 2011 and plan assets are primarily invested in equity mutual funds.
Multi-Employer plan
The hourly employees of the Lowville, New York facility are covered by a multi-employer defined benefit plan. The Company's expense under this plan was less than $0.1 million for the year ended December 31, 2016. The Company contributes to the multi-employer pension plan under a collective bargaining agreement which provides retirement benefits for certain union employees. The risks of participating in a multi-employer plan are different from single employer plans as assets contributed are available to provide benefits to employees of other employers and unfunded obligations from an employer that discontinues contributions are the responsibility of all remaining employers. In addition, in the event of a plan's termination or the Company's withdrawal from the plan, the Company may be liable for a portion of the plan's unfunded vested benefits. The Company does not anticipate withdrawing from the plan, nor is it aware of any expected plan terminations.
The most recent Pension Protection Act zone status available is for the plan's year-end at December 31, 2015. The zone status in the following table is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. Information for the multi-employer pension plan in which the Company participates is shown in the table below. The "FIP/RP Status Pending/Implemented" column indicates a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented for the plan. For the year ended December 31, 2015, FiberMark's contributions to the plan were less than 5% of total plan contributions.

Pension Fund	EIN/Pension Plan Number	Pension Zone Status 2015	FIP/RP Status Pending or Implemented	Contributions 2016		Surcharge Imposed	ExpirationDate of Collective Bargaining Agreement
PACE Industry Union Management Pension Fund	11-6166763	Red	Implemented	$0.1	million	Yes	11/9/2021
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
The Company's obligations for postretirement benefits other than pensions are measured annually as of December 31. At December 31, 2016, the assumed inflationary health care cost trend rates used to determine obligations at December 31, 2016 and costs for the year ended December 31, 2017 is 7.0 percent gradually decreasing to an ultimate rate of 4.5 percent in 2037. The assumed inflationary health care cost trend rates used to determine obligations at December 31, 2015 and costs for the year ended December 31, 2016 were 7.3 percent gradually decreasing to an ultimate rate of 4.5 percent in 2037.

NEENAH PAPER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The following table reconciles the benefit obligations, plan assets, funded status and net liability information of the Company's pension and other postretirement benefit plans.

	Pension Benefits		Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2016	2015	2016	2015
Change in Benefit Obligation:
Benefit obligation at beginning of year	$360.1	$330.2	$40.5	$40.7
Service cost	4.9	5.5	1.3	1.7
Interest cost	15.9	13.8	1.6	1.6
Currency	(3.1)	(4.0)	0.1	(0.5)
Actuarial (gain) loss	18.2	(18.8)	(1.2)	1.5
Benefit payments from plans	(17.1)	(14.9)	(3.8)	(4.0)
Settlement payments	(8.1)	—	—	—
Net transfer in/(out) (1)	0.1	48.3	—	(0.5)
Other	—	—	2.2	—
Benefit obligation at end of year	$370.9	$360.1	$40.7	$40.5
Change in Plan Assets:
Fair value of plan assets at beginning of year	$308.3	$288.3	$—	$—
Actual gain (loss) on plan assets	17.6	(6.0)	—	—
Employer contributions	17.8	1.0	—	—
Currency	(1.7)	(0.5)	—	—
Benefit payments	(15.8)	(13.6)	—	—
Settlement payments	(8.1)	—	—	—
Net transfers in (1)	—	39.1	—	—
Fair value of plan assets at end of year	$318.1	$308.3	$—	$—
Reconciliation of Funded Status
Fair value of plan assets	$318.1	$308.3	$—	$—
Projected benefit obligation	370.9	360.1	40.7	40.5
Net liability recognized in statement of financial position	$(52.8)	$(51.8)	$(40.7)	$(40.5)
Amounts recognized in statement of financial position consist of:
Current liabilities	$(3.8)	$(1.5)	$(4.3)	$(3.8)
Noncurrent liabilities	(49.0)	(50.3)	(36.4)	(36.7)
Net amount recognized	$(52.8)	$(51.8)	$(40.7)	$(40.5)
_______________________

(1)	For the year ended December 31, 2015, the Company acquired $48.3 million of pension liabilities and $39.1 million of pension assets in conjunction with the FiberMark Acquisition.

NEENAH PAPER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Postretirement Benefits Other than Pensions
	December 31,
	2016	2015	2016	2015
Accumulated actuarial loss	$95.8	$84.1	$4.9	$5.8
Prior service cost	0.9	1.2	(0.4)	(0.5)
Total recognized in accumulated other comprehensive income	$96.7	$85.3	$4.5	$5.3

Summary disaggregated information about the pension plans follows:

	December 31,
	Assets Exceed ABO		ABO Exceed Assets		Total
	2016	2015	2016	2015	2016	2015
Projected benefit obligation	$291.3	$280.1	$79.6	$80.0	$370.9	$360.1
Accumulated benefit obligation	281.5	269.1	79.4	79.8	360.9	348.9
Fair value of plan assets	284.2	270.4	33.9	37.9	318.1	308.3

Components of Net Periodic Benefit Cost

	Pension Benefits			Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2016	2015	2014	2016	2015	2014
Service cost	$4.9	$5.5	$5.0	$1.3	$1.7	$1.7
Interest cost	15.9	13.8	14.5	1.6	1.6	1.9
Expected return on plan assets (a)	(18.9)	(19.3)	(16.7)	—	—	—
Recognized net actuarial loss	6.6	6.3	4.2	0.6	0.3	0.4
Amortization of prior service cost (credit)	0.2	0.2	0.3	(0.2)	(0.2)	(0.2)
Amount of settlement loss recognized	0.8	—	3.5	—	—	—
Net periodic benefit cost (credit)	9.5	6.5	10.8	3.3	3.4	3.8
Amounts related to discontinued operations	—	(14.9)	1.0	—	—	—
Net periodic benefit cost	$9.5	$(8.4)	$11.8	$3.3	$3.4	$3.8
_______________________

(a)
The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

NEENAH PAPER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income

	Pension Benefits			Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2016	2015	2014	2016	2015	2014
Net periodic benefit expense	$9.5	$(8.4)	$11.8	$3.3	$3.4	$3.8
Accumulated actuarial gain (loss)	11.7	(7.1)	26.4	(0.9)	1.1	—
Prior service cost (credit)	(0.3)	(0.3)	(0.3)	0.1	0.2	0.2
Total recognized in other comprehensive income	11.4	(7.4)	26.1	(0.8)	1.3	0.2
Total recognized in net periodic benefit cost and other comprehensive income	$20.9	$(15.8)	$37.9	$2.5	$4.7	$4.0
The estimated net actuarial loss and prior service cost for the defined benefit pension plans expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $7.3 million and $0.2 million, respectively. The estimated net actuarial loss and prior service (credit) for postretirement benefits other than pensions expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.2 million and $(0.2) million, respectively.

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31

	Pension Benefits		Postretirement Benefits Other than Pensions
	2016	2015	2016	2015
Discount rate	4.16%	4.54%	3.69%	4.07%
Rate of compensation increase	2.22%	2.18%	—%	—%

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31

	Pension Benefits			Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2016	2015	2014	2016	2015	2014
Discount rate	4.54%	3.91%	4.88%	4.07%	4.05%	4.84%
Expected long-term return on plan assets	6.20%	6.50%	6.50%	—%	—%	—%
Rate of compensation increase	2.18%	2.92%	2.96%	—%	—%	—%

Expected Long-Term Rate of Return and Investment Strategies
The expected long-term rate of return on pension fund assets held by the Company's pension trusts was determined based on several factors, including input from pension investment consultants and projected long-term returns of broad equity and bond indices. Also considered were the plans' historical 10-year and 15-year compounded annual returns. It is anticipated that, on average, actively managed U.S. pension plan assets will generate annual long-term rates of return of at least 6.20 percent. The

NEENAH PAPER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

expected long-term rate of return on the assets in the plans was based on an asset allocation assumption of approximately 43 percent with equity managers, with expected long-term rates of return of approximately 8 to 10 percent, and 57 percent with fixed income managers, with an expected long-term rate of return of about 4 to 6 percent. The actual asset allocation is regularly reviewed and periodically rebalanced to the targeted allocation when considered appropriate.

Plan Assets
Pension plan asset allocations are as follows:

	Percentage of Plan Assets At December 31,
	2016	2015	2014
Asset Category
Equity securities	43%	34%	35%
Debt securities	57%	64%	65%
Cash and money-market funds	—%	2%	—%
Total	100%	100%	100%
The Company's investment objective for pension plan assets are to ensure, over the long-term life of the pension plans, an adequate pool of assets to support the benefit obligations to participants, retirees, and beneficiaries. Specifically, these objectives include the desire to: (a) invest assets in a manner such that future assets are available to fund liabilities, (b) maintain liquidity sufficient to pay current benefits when due and (c) diversify, over time, among asset classes so assets earn a reasonable return with acceptable risk to capital.
The target investment allocation and permissible allocation range for plan assets by category are as follows:

	Strategic Target	Permitted Range
Asset Category
Equity securities	43%	38-48%
Debt securities / Fixed Income	57%	52-62%
As of December 31, 2016, no company or group of companies in a single industry represented more than five percent of plan assets.
The Company's investment assumptions are established by an investment committee composed of members of senior management and are validated periodically against actual investment returns. As of December 31, 2016, the Company's investment assumptions are as follows:

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

NEENAH PAPER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

For the years ended December 31, 2016, 2015 and 2014, no plan assets were invested in the Company's securities.
Cash Flows
At December 31, 2016, the Company expects to make aggregate contributions to qualified pension trusts and payments of pension benefits for unfunded pension plans in 2017 of approximately $14.0 million (based on exchange rates at December 31, 2016).

Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Plans	Postretirement Benefits Other than Pensions
2017	$20.7	$4.3
2018	19.3	3.5
2019	22.1	3.8
2020	20.0	4.1
2021	21.4	4.1
Years 2022-2026	113.2	16.9

Health Care Cost Trends
Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans. A one percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage- Point
	Increase	Decrease
Effect on total of service and interest cost components	$—	$—
Effect on post-retirement benefit other than pension obligation	0.3	(0.3)

Defined Contribution Retirement Plans
Company contributions to defined contribution retirement plans are primarily based on the age and compensation of covered employees. Contributions to these plans, all of which were charged to expense, were $2.7 million in 2016, $2.5 million in 2015 and $1.9 million in 2014. In addition, the Company maintains a supplemental retirement contribution plan (the "SRCP") which is a non-qualified, unfunded defined contribution plan. The Company provides benefits under the SRCP to the extent necessary to fulfill the intent of its defined contribution retirement plans without regard to the limitations set by the Internal Revenue Code on qualified defined contribution plans. For the years ended December 31, 2016, 2015 and 2014, the Company recognized expense related to the SRCP of $0.4 million, $0.2 million and $0.1 million, respectively. At December 31, 2016 and December 31, 2015, the unfunded obligation of the SRCP was $1.3 million and $0.9 million, respectively.

Investment Plans
The Company provides voluntary contribution investment plans to substantially all North American employees. Under the plans, the Company matches a portion of employee contributions. For the years ended December 31, 2016, 2015 and 2014,

NEENAH PAPER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

costs charged to expense for Company matching contributions under these plans were $3.1 million, $2.7 million and $1.9 million, respectively.

Note 9. Stock Compensation Plans
The Company established the 2004 Omnibus Stock and Incentive Plan (the "2004 Omnibus Plan") in December 2004 and reserved 3,500,000 shares of $0.01 par value common stock ("Common Stock") for issuance under the Omnibus Plan. Pursuant to the terms of the 2004 Omnibus Plan, the compensation committee of the Company's Board of Directors may grant various types of equity-based compensation awards, including incentive and nonqualified stock options, SARs, restricted stock, RSUs, RSUs with performance conditions and performance units, in addition to certain cash-based awards. All grants under the Omnibus Plan will be made at fair market value and no grant may be repriced. In general, the options expire 10 years from the date of grant and vest over a 3-year service period.
At the 2013 Annual Meeting of Stockholders, the Company's stockholders approved an amendment and restatement of the 2004 Omnibus Plan (as amended and restated the "2013 Omnibus Plan"). The amendment and restatement authorized the Company to reserve an additional 1,577,000 shares of Common Stock for future issuance. As of December 31, 2016, the Company had 950,000 shares of Common Stock reserved for future issuance under the 2013 Omnibus Plan. As of December 31, 2016, the number of shares available for future issuance was reduced by approximately 17,000 shares for outstanding SARs where the closing market price for the Company's common stock was greater than the exercise price of the SAR. The Company accounts for stock-based compensation pursuant to the fair value recognition provisions of ASC Topic 718, Compensation — Stock Compensation ("ASC Topic 718").
Valuation and Expense Information Under ASC Topic 718
Substantially all stock-based compensation expense has been recorded in selling, general and administrative expenses. The following table summarizes stock-based compensation costs and related income tax benefits.

	Year Ended December 31,
	2016	2015	2014
Stock-based compensation expense	$5.8	$6.5	$6.0
Income tax benefit	(2.2)	(2.5)	(2.3)
Stock-based compensation, net of income tax benefit	$3.6	$4.0	$3.7

The following table summarizes total compensation costs related to the Company's equity awards and amounts recognized in the year ended December 31, 2016.

	Stock Options	Performance Shares and RSUs
Unrecognized compensation cost — December 31, 2015	$0.8	$1.6
Grant date fair value current year grants	1.5	4.2
Compensation expense recognized	(1.7)	(4.1)
Unrecognized compensation cost — December 31, 2016	$0.6	$1.7
Expected amortization period (in years)	1.7	1.5

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
The following tables present information regarding stock options awarded during the years ended December 31, 2016, 2015 and 2014.

	2016	2015	2014
Nonqualified stock options granted	113,935	87,930	95,670
Per share weighted-average exercise price	$58.03	$59.72	$43.17
Per share weighted-average grant date fair value	$13.51	$16.47	$12.72

The weighted-average grant date fair value for stock options granted for the years ended December 31, 2016, 2015 and 2014 was estimated using the Black-Scholes option valuation model with the following assumptions:

	2016	2015	2014
Expected term in years	5.8	5.8	5.9
Risk free interest rate	1.8%	1.4%	1.9%
Volatility	32.1%	34.4%	36.5%
Dividend yield	3.0%	2.0%	2.2%
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
During the year ended December 31, 2012, the Company awarded nonqualified stock options to its President and Chief Executive Officer to purchase 125,000 shares of Common Stock (subject to forfeiture due to termination of employment and other conditions). The exercise price of such nonqualified stock option awards was $24.09 per share and the options expire in ten years. As of December 31, 2016, 100 percent of the option award had been earned. The grant date fair value of such stock options was $9.55 per share and was estimated using a "Monte Carlo" simulation valuation model.
The following table summarizes stock option activity under the Omnibus Plan for the year ended December 31, 2016:

	Number of Stock Options	Weighted-Average Exercise Price
Options outstanding — December 31, 2015	526,611	$31.94
Add: Options granted	113,935	$58.03
Less: Options exercised	105,806	$27.29
Less: Options forfeited/cancelled	4,278	$46.89
Options outstanding — December 31, 2016	530,462	$38.35

The status of outstanding and exercisable stock options as of December 31, 2016, summarized by exercise price follows:

NEENAH PAPER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

	Options Vested or Expected to Vest				Options Exercisable

Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (a)	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (a)
$7.41 — $19.42	65,095	3.1	$13.15	$4.7	65,095	$13.15	$4.7
$21.13 — $32.84	202,695	5.2	$25.67	12.1	202,695	$25.67	12.1
$32.87 — $42.82	66,550	6.4	$42.26	2.9	39,699	$41.88	1.7
$50.60 — $59.72	192,553	8.6	$58.45	5.2	28,847	$58.09	0.8
>$60.55	3,569	9.2	$60.56	0.1	—	$60.56	—
	530,462	6.3	$38.35	$25.0	336,336	$27.94	$19.3
_______________________

(a)
Represents the total pre-tax intrinsic value as of December 31, 2016 that option holders would have received had they exercised their options as of such date. The pre-tax intrinsic value is based on the closing market price for the Company's common stock of $85.20 on December 31, 2016.

The aggregate pre-tax intrinsic value of stock options exercised for the years ended December 31, 2016, 2015 and 2014 was $4.7 million, $5.5 million and $12.7 million, respectively.
The following table summarizes the status of the Company's unvested stock options as of December 31, 2016 and activity for the year then ended:

	Number of Stock Options	Weighted-Average Grant Date Fair Value
Outstanding — December 31, 2015	294,017	$12.09
Add: Options granted	113,935	$13.51
Less: Options vested	213,826	$10.07
Outstanding — December 31, 2016	194,126	$15.15
As of December 31, 2016, certain participants met age and service requirements that allowed their options to qualify for accelerated vesting upon retirement. As of December 31, 2016, there were approximately 114,000 stock options subject to accelerated vesting that such participants would have been eligible to exercise if they had retired as of such date. The aggregate grant date fair value of options subject to accelerated vesting was $1.6 million. For the year ended December 31, 2016, stock-based compensation expense for such options was $0.9 million. For the year ended December 31, 2016, the aggregate grant date fair value of options vested, including options subject to accelerated vesting, was $2.1 million. Stock options that reflect accelerated vesting for expense recognition become exercisable according to the contract terms of the stock option grant.

Performance Units/RSUs
For the year ended December 31, 2016, the Company granted target awards of 54,364 Performance Units. The measurement period for the Performance Units is January 1, 2016 through December 31, 2016. The Performance Units vest on December 31, 2018. Common Stock equal to not less than 40 percent and not more than 200 percent of the Performance Unit target will be awarded based on the Company's return on invested capital, consolidated revenue growth and total return to shareholders relative to the companies in the Russell 2000® Value small cap index. As of December 31, 2016, the Company expects that Common Stock equal to approximately 138 percent of the Performance Unit targets will be earned. The market price on the date of grant for the Performance Units was $57.95 per share. The Company is recognizing stock-based compensation expense pro-rata over the vesting term of the RSUs.

NEENAH PAPER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

For the year ended December 31, 2016, the Company awarded 8,083 RSUs to non-employee members of the Board of Directors and 1,652 RSUs (net of forfeitures) to employees. The weighted-average grant date fair value of such awards was $67.77 per share and the awards vest one year from the date of grant. During the vesting period, the holders of the RSUs are entitled to dividends, but the RSUs do not have voting rights and are forfeited in the event the holder is no longer an employee or member of the Board of Directors on the vesting date.
The following table summarizes the activity of the Company's unvested stock-based awards (other than stock options) for the years ended December 31, 2016, 2015 and 2014:

	RSUs	Weighted-Average Grant Date Fair Value	Performance Units	Weighted-Average Grant Date Fair Value
Outstanding — December 31, 2013	152,191	$24.36	77,000	$49.28
Shares granted (a)	11,492	$49.78	60,900	$74.79
Shares vested	(150,270)	$22.60	—	$—
Performance Shares vested	94,710	$29.15	(77,000)	$35.85
Shares expired or cancelled	(2,829)	$29.15	(2,630)	$74.79
Outstanding — December 31, 2014	105,294	$31.15	58,270	$74.79
Shares granted (a)	13,415	$61.41	45,060	$78.32
Shares vested	(105,564)	$32.12	(810)	$78.32
Performance Shares vested	107,219	$40.65	(58,270)	$74.79
Shares expired or cancelled	(1,526)	$51.14	(1,200)	$78.32
Outstanding — December 31, 2015	118,838	$43.29	43,050	$78.32
Shares granted (a)	10,047	$68.25	54,364	$73.82
Shares vested	(110,749)	$42.96	—	$—
Performance Shares vested	62,874	$53.63	(43,050)	$78.32
Shares expired or cancelled	(291)	$40.65	(858)	$75.98
Outstanding — December 31, 2016 (b)	80,719	$54.91	53,506	$73.79
______________________________________________________________________

(a)
For the years ended December 31, 2016, 2015 and 2014, includes 312 RSUs, 495 RSUs and 622 RSUs, respectively, that were granted in lieu of cash dividends. Such dividends-in-kind vest concurrently with the underlying RSUs.

(b)	The aggregate pre-tax intrinsic value of outstanding RSUs as of December 31, 2016 was $6.9 million.

The aggregate pre-tax intrinsic value of restricted stock and RSUs that vested for the years ended December 31, 2016, 2015 and 2014 was $9.3 million, $6.6 million and $8.9 million, respectively.

Excess Tax Benefits
Excess tax benefits represent the difference between the tax deduction the Company will receive on its tax return for compensation recognized by employees upon the vesting or exercise of stock-based awards and the tax benefit recognized for the grant date fair value of such awards. For the years ended December 31, 2016, 2015 and 2014, the Company recognized excess tax benefits related to the exercise or vesting of stock-based awards of $3.1 million, $2.6 million and $5.6 million, respectively. In 2016, the Company adopted ASC Topic No. 2016-09. See Note 2, "Summary of Significant Accounting Policies — Recently Adopted Accounting Standards."

NEENAH PAPER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Note 10. Stockholders' Equity
Common Stock
The Company has authorized 100 million shares of Common Stock. Holders of the Company's Common Stock are entitled to one vote per share.
In May 2016, the Company's Board of Directors authorized a program that would allow the Company to repurchase up to $25 million of its outstanding Common Stock over the next 12 months (the "2016 Stock Purchase Plan"). Purchases by the Company under the 2016 Stock Purchase Plan would be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. The 2016 Stock Purchase Plan does not require the Company to purchase any specific number of shares and may be suspended or discontinued at any time. The 2016 Stock Purchase Plan is expected to be funded using cash on hand or borrowings under the Company's bank credit facility. The Company had a substantially identical $25 million repurchase program in place during the preceding 12 months that expired in May 2016 (the "2015 Stock Purchase Plan"). The Company had a $10 million share repurchase program in place during the preceding 12 months that expired in May 2014 (the "2013 Stock Purchase Plan"). The following table shows shares purchased under the respective stock purchase plans:

	Year Ended December 31,
	2016		2015		2014
	Shares	$	Shares	$	Shares	$
2016 Stock Purchase Plan	91,542	$7.4
2015 Stock Purchase Plan	93,600	$5.2	42,100	$2.4	—	$—
2014 Stock Purchase Plan			60,900	$3.5	22,600	$1.2
2013 Stock Purchase Plan

As of December 31, 2016, under the terms of the Third Amended and Restated Credit Agreement and the 2021 Senior Notes, the Company has limitations on its ability to repurchase shares of its Common Stock, as further discussed in Note 7, "Debt."
For the years ended December 31, 2016, 2015 and 2014, the Company acquired 46,000 shares, 40,000 shares and 56,000 shares of Common Stock, respectively, at a cost of $3.8 million, $2.5 million and $3.4 million, respectively, for shares surrendered by employees to pay taxes due on vested restricted stock awards and SARs exercised.
Each share of Common Stock contains a preferred stock purchase right that is associated with the share. These preferred stock purchase rights are transferred only with shares of Common Stock. The preferred stock purchase rights become exercisable and separately certificated only upon a "Rights Distribution Date" as that term is defined in the stockholder rights agreement adopted by the Company at the time of the Spin-Off. In general, a Rights Distribution Date occurs 10 business days following either of these events: (i) a person or group has acquired or obtained the right to acquire beneficial ownership of 15 percent or more of the outstanding shares of the Company's Common Stock then outstanding or (ii) a tender offer or exchange offer is commenced that would result in a person or group acquiring 15 percent or more of the outstanding shares of Common Stock then outstanding.
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
The components of accumulated other comprehensive income (loss), net of applicable income taxes are as follows:

	December 31,
	2016	2015
Unrealized foreign currency translation losses, net of income tax benefit of $0.4 and $0.0, respectively	$(27.5)	$(20.8)
Net loss from pension and other postretirement benefit liabilities (net of income tax benefits of $36.8 million and $33.8 million, respectively)	(64.5)	(57.5)
Accumulated other comprehensive loss	$(92.0)	$(78.3)

The following table presents changes in accumulated other comprehensive income ("AOCI"):

	Year Ended December 31,
	2016			2015			2014
	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount
Unrealized foreign currency translation gains (losses)	$(7.1)	$0.4	$(6.7)	$(15.0)	$—	$(15.0)	$(23.7)	$—	$(23.7)
Adjustment to pension and other benefit liabilities	(10.0)	3.0	(7.0)	6.3	(1.2)	5.1	(26.1)	8.7	(17.4)
Other comprehensive income (loss)	$(17.1)	$3.4	$(13.7)	$(8.7)	$(1.2)	$(9.9)	$(49.8)	$8.7	$(41.1)
For the years ended December 31, 2016, 2015 and 2014, the Company reclassified $7.2 million, $7.1 million and $4.7 million, respectively, of costs from accumulated other comprehensive income to cost of products sold and selling, general and administrative expenses on the Consolidated Statements of Operations. For the years ended December 31, 2016, 2015 and 2014, the Company recognized an income tax benefit of $2.8 million, $2.7 million and $1.7 million, respectively, related to such reclassifications classified as Provision for income taxes on the Consolidated Statements of Operations.
For the year ended December 31, 2016, the Company reclassified $0.8 million of costs from accumulated other comprehensive income to pension plan settlement charge on the Consolidated Statements of Operations. For the year ended December 31, 2015, the Company reclassified $5.5 million of costs from accumulated other comprehensive income to loss from discontinued operations on the Consolidated Statements of Operations. For the year ended December 31, 2014, the Company reclassified $3.5 million of costs from accumulated other comprehensive income to pension plan settlement charge on the Consolidated Statements of Operations. For the years ended December 31, 2016 and 2014, the Company recognized an income tax benefit of $0.2 million and $1.3 million, respectively, related to such reclassifications classified as Provision for income taxes on the Consolidated Statements of Operations. For the year ended December 31, 2015, the Company recognized an income tax benefit of $2.1 million, related to reclassifications classified as Loss from discontinued operations, net of income taxes on the Consolidated Statements of Operations.

Note 11. Commitments
Leases
The future minimum obligations under operating leases having a noncancelable term in excess of one year as of December 31, 2016, are as follows:

2017	$3.1
2018	2.4
2019	1.3
2020	1.0
2021	1.0
Thereafter	4.0
Future minimum lease obligations	$12.8
For the years ended December 31, 2016, 2015 and 2014 rent expense under operating leases was $6.4 million, $5.4 million and $4.5 million, respectively.

Purchase Commitments
The Company has certain minimum purchase commitments that extend beyond December 31, 2016. Commitments under these contracts are approximately $14.3 million, $2.2 million and $1.3 million for the years ended December 31, 2017, 2018 and 2019, respectively. Such purchase commitments for the year ended December 31, 2017 are primarily for coal and corn starch contracts. Although the Company is primarily liable for payments on the above-mentioned leases and purchase commitments, management believes exposure to losses, if any, under these arrangements is not material.
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
Income Taxes
The Company periodically undergoes examination by the Internal Revenue Service (the "IRS") as well as various state and foreign jurisdictions. These tax authorities routinely challenge certain deductions and credits reported by the Company on its income tax returns. No significant tax audit findings are being contested at this time with either the IRS or any state or foreign tax authority.
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
The Company incurs capital expenditures necessary to meet legal requirements and otherwise relating to the protection of the environment at its facilities in the United States and internationally. The Company's anticipated capital expenditures for environmental projects are not expected to have a material effect on the Company's financial condition, results of operations or liquidity.
Employees and Labor Relations
As of December 31, 2016, the Company had approximately 2,303 regular full-time employees of whom 1,099 hourly and 526 salaried employees were located in the United States and 405 hourly and 273 salaried employees were located in Europe. All of the Company's U.S. hourly union employees are represented by the United Steelworkers Union (the "USW"). Hourly union employees at the Company's Bolton, England manufacturing facility are represented by Unite the Union ("UNITE"). The following table shows the status of the Company's bargaining agreements as of December 31, 2016.

Contract Expiration Date	Location	Union	Number of Employees
June 2017	Neenah Germany	IG BCE	(a)
January 2018	Whiting, WI (b)	USW	201
June 2018	Neenah, WI (b)	USW	267
July 2018	Munising, MI (b)	USW	198
May 2019	Appleton, WI (b)	USW	75
August 2021	Brattleboro, VT	USW	69
November 2021	Lowville, NY	USW	98
_______________________

(a) Under German law union membership is voluntary and does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement with the IG BCE cannot be determined.
(b) On pension matters the Whiting, Neenah, Munising and Appleton paper mills have bargained jointly with the USW. The current agreement on pension matters will remain in effect until September 2019.
Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the "IG BCE"). In June 2015, the IG BCE and a national trade association representing all employers in the industry signed a collective bargaining agreement covering union employees of Neenah Germany that expires in June 2017. Under German law union membership is voluntary and does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement with the IG BCE that expires in June 2017 cannot be determined. As of December 31, 2016, no employees are covered under collective bargaining agreements that expire in the next 12 months, with the exception of the employees covered by the collective bargaining arrangement with the IG BCE.

Note 13. Discontinued Operations
Discontinued Operations
On October 31, 2015, the Company sold the Lahnstein Mill to a privately-owned enterprise specializing in equity holdings in German medium-sized companies, for net cash proceeds of approximately $5.4 million. The buyer acquired all the assets and liabilities of the Lahnstein Mill, including pension and related liabilities of approximately $21 million. The Lahnstein Mill, which had annual sales of approximately €50 million, had been operating as a stand-alone business, manufacturing non-woven

NEENAH PAPER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

wallcoverings and various other specialty papers. The sale focuses the Company's portfolio on targeted growth markets such as filtration, premium fine papers and packaging and other performance materials.
Upon reaching an agreement for the sale of the Lahnstein Mill, the Company compared the carrying value of the Lahnstein Mill assets to the fair value of such assets reflected in the sales agreement. As a result, the Company recognized an impairment charge of $12.0 million to reduce the carrying value of the Lahnstein Mill assets to fair value. In addition, the Company recognized approximately $1.7 million of transaction costs related to the sale in 2015. For the year ended December 31, 2016, discontinued operations reported on the consolidated statements of operations includes an additional loss on sale arising from final adjustments to the transaction price.
The following table presents selected financial information for discontinued operations:

	Year Ended December 31,
	2016	2015	2014
Net sales	$—	$43.2	$63.0
Cost of products sold	—	39.7	56.6
Gross Profit	—	3.5	6.4
Selling, general and administrative expenses	—	3.5	5.2
Restructuring costs	—	0.1	0.6
Other income — net	—	(0.3)	(0.3)
Income (Loss) From Discontinued Operations Before Income Taxes	—	0.2	0.9
Loss on sale (a)	(0.6)	(13.6)	—
Income (loss) before income taxes	(0.6)	(13.4)	0.9
Income tax provision (benefit) (a)	(0.2)	(4.0)	0.2
Income (loss) from discontinued operations	$(0.4)	$(9.4)	$0.7
_______________________

(a) For 2015, this amount includes a net curtailment gain related to the divesture of the pension plan of $15.8 million, including a $5.5 million write-off of deferred actuarial losses.

The following table presents selected cash flow information for discontinued operations for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Depreciation and amortization	$2.7	$3.9
Capital expenditures	$0.6	$0.7

Note 14. Business Segment and Geographic Information
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

	For the Year ended December 31,
	2016	2015	2014
Filtration	42%	45%	42%
Backings	31%	30%	29%
Specialty	27%	25%	29%
Total	100%	100%	100%

The fine paper and packaging business is a leading supplier of premium printing and other high end specialty papers ("Graphic Imaging"), premium packaging ("Packaging") and specialty office papers ("Filing/Office") primarily in North America. The following table presents sales by product category for the fine paper and packaging business:

	For the Year ended December 31,
	2016	2015	2014
Graphic Imaging	81%	80%	91%
Packaging	14%	15%	9%
Filing/Office	5%	5%	—%
Total	100%	100%	100%

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

NEENAH PAPER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Business Segments

	Year Ended December 31,
	2016	2015	2014
Net sales
Technical Products	$466.4	$429.2	$403.6
Fine Paper and Packaging	452.1	442.7	436.1
Other	23.0	15.8	—
Consolidated	$941.5	$887.7	$839.7

	Year Ended December 31,
	2016	2015	2014
Operating income (loss)
Technical Products (a)	$65.6	$54.1	$46.0
Fine Paper and Packaging (b)	70.7	67.3	60.8
Other (c)	(1.1)	(2.0)	—
Unallocated corporate costs (d)	(21.1)	(18.0)	(20.2)
Consolidated	$114.1	$101.4	$86.6
_______________________

(a)
Operating income for the year ended December 31, 2016 included integration costs of $1.4 million. Operating income for the year ended December 31, 2015 included acquisition, integration and restructuring costs of $1.7 million. Operating income for the year ended December 31, 2014 includes integration and restructuring costs of $1.6 million.

(b)	Operating income for the years ended December 31, 2016 and 2015 included acquisition and integration costs of $1.8 million and $1.5 million, respectively.

(c)	Operating income for the year ended December 31, 2016 and 2015 included acquisition and integration costs of $1.1 million and $2.4 million, respectively.

(d)
Unallocated corporate costs for the year ended December 31, 2016 included $2.7 million of pre-operating costs related to conversion of a fine paper machine to filtration and $0.8 million for a pension plan settlement charge. December 31, 2015 included $0.8 million of costs related to this filtration project. Unallocated corporate costs for the year ended December 31, 2014 included a pension plan settlement charge of $3.5 million, a loss on the early extinguishment of debt of $0.2 million and $0.7 million of restructuring costs.

	Year Ended December 31,
	2016	2015	2014
Depreciation and amortization
Technical Products	$18.1	$16.5	$14.6
Fine Paper and Packaging	11.1	9.8	8.6
Other	1.3	0.6	—
Corporate	1.5	1.9	2.9
Total Continuing Operations	32.0	28.8	26.1
Discontinued operations	—	2.7	3.9
Consolidated	$32.0	$31.5	$30.0

NEENAH PAPER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

	Year Ended December 31,
	2016	2015	2014
Capital expenditures
Technical Products	$57.9	$36.0	$16.1
Fine Paper and Packaging	7.6	10.3	10.0
Other	0.3	0.4	—
Corporate	2.7	0.8	1.1
Total Continuing Operations	68.5	47.5	27.2
Discontinued operations	—	0.6	0.7
Consolidated	$68.5	$48.1	$27.9

	December 31,
	2016	2015
Total Assets (a)
Technical Products	$487.6	$483.4
Fine Paper and Packaging	248.9	261.9
Corporate and other (b)	29.1	6.1
Total	$765.6	$751.4
_______________________

(a)	Segment identifiable assets are those that are directly used in the segments operations.

(b)	Corporate assets are primarily cash and deferred income taxes.

Geographic Information

	Year Ended December 31,
	2016	2015	2014
Net sales
United States	$727.6	$687.3	$612.0
Europe	213.9	200.4	227.7
Consolidated	$941.5	$887.7	$839.7
Net sales are attributed to geographic areas based on the physical location of the selling entities.

	December 31,
	2016	2015
Total Assets
United States	$563.6	$533.2
Europe	201.9	218.1
Canada	0.1	0.1
Total	$765.6	$751.4

NEENAH PAPER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

	December 31,
	2016	2015
Long-Lived Assets
United States	$377.4	$342.0
Europe	151.9	162.8
Total	$529.3	$504.8
Long-lived assets consist principally of property and equipment, intangibles, goodwill and other assets.

Concentrations
In July 2014, Unisource Worldwide, Inc ("Unisource") and xpedx, formerly owned by International Paper ("xpedx") merged to form Veritiv Corporation ("Veritiv"). For the year ended December 31, 2016, sales to Veritiv represented approximately 8 percent of consolidated net sales and approximately 15 percent of net sales of the fine paper and packaging business. For the years ended December 31, 2015 and 2014 sales to Unisource and xpedx (and as merged Veritiv) represented approximately 10 percent of consolidated net sales and approximately 20 percent of net sales of the fine paper and packaging business. Except for certain specialty latex grades and specialty softwood pulp used by Technical Products, management is not aware of any significant concentration of business transacted with a particular supplier that could, if suddenly eliminated, have a material effect on its operations.

Note 15. Supplemental Data
Supplemental Statement of Operations Data
Summary of Advertising and Research and Development Expenses

	Year Ended December 31,
	2016	2015	2014
Advertising expense	$6.2	$6.8	$7.0
Research and development expense	9.4	6.8	5.7
_______________________

(a)	Adverting expense and research and development expense are recorded in selling, general and administrative expenses on the consolidated statements of operations.

Supplemental Balance Sheet Data
Summary of Accounts Receivable — net

	December 31,
	2016	2015
From customers	$98.0	$99.0
Less allowance for doubtful accounts and sales discounts	(1.5)	(1.7)
Total	$96.5	$97.3

NEENAH PAPER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Summary of Inventories

	December 31,
	2016	2015
Inventories by Major Class:
Raw materials	$31.6	$30.4
Work in progress	26.8	28.9
Finished goods	63.0	67.2
Supplies and other	3.1	4.1
	124.5	130.6
Excess of FIFO over LIFO cost	(8.2)	(10.0)
Total	$116.3	$120.6
The FIFO value of inventories valued on the LIFO method was $106.8 million and $118.2 million at December 31, 2016 and 2015, respectively. For the year ended December 31, 2016 and 2015, income from continuing operations before income taxes was reduced by approximately $0.1 million due to a decrease in certain LIFO inventory quantities.

Summary of Prepaid and Other Current Assets

	December 31,
	2016	2015
Prepaid and other current assets	$10.5	$13.5
Spare parts	5.8	9.9
Receivable for income taxes	4.1	1.1
Total	$20.4	$24.5

Summary of Property, Plant and Equipment — Net

	December 31,
	2016	2015
Land and land improvements	$18.3	$19.6
Buildings	126.1	121.4
Machinery and equipment	597.5	512.2
Construction in progress	13.7	41.3
	755.6	694.5
Less accumulated depreciation	391.0	371.5
Net Property, Plant and Equipment	$364.6	$323.0
Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $27.1 million, $24.8 million and $23.2 million, respectively. Interest expense capitalized as part of the costs of capital projects was $0.8 million, $0.2 million and $0.1 million, respectively, for the years ended December 31, 2016, 2015 and 2014.

NEENAH PAPER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Summary of Accrued Expenses

	December 31,
	2016	2015
Accrued salaries and employee benefits	$26.3	$25.2
Amounts due to customers	7.3	9.5
Accrued interest	1.3	1.2
Accrued income taxes	2.0	0.7
Other	14.3	14.6
Total	$51.2	$51.2

Summary of Noncurrent Employee Benefits

	December 31,
	2016	2015
Pension benefits	$49.0	$51.2
Post-employment benefits other than pensions (a)	37.7	38.5
Total	$86.7	$89.7
_______________________

(a)	Includes $1.3 million of SRCP benefits as of December 31, 2016 and $2.7 million of long-term disability benefits due to Terrace Bay retirees and SRCP benefits as of December 31, 2015.

Supplemental Cash Flow Data
Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2016	2015	2014
Cash paid during the year for interest, net of interest expense capitalized	$10.0	$10.6	$10.3
Cash paid during the year for income taxes, net of refunds	15.0	16.2	6.3
Non-cash investing activities:
Liability for equipment acquired	11.1	6.6	4.1

NEENAH PAPER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Net cash provided by (used in) changes in operating working capital, net of effect of acquisitions

	Year Ended December 31,
	2016	2015	2014
Accounts receivable	$1.5	$(5.2)	$4.7
Inventories	4.3	7.7	(5.6)
Income taxes receivable/payable	(1.5)	1.0	(0.3)
Prepaid and other current assets	—	(4.8)	1.2
Accounts payable	(2.7)	(0.5)	6.8
Accrued expenses	(2.8)	3.2	2.0
Other	—	0.4	0.2
Total	$(1.2)	$1.8	$9.0
Note 16. Unaudited Quarterly Data

	2016 Quarters
	First (c)	Second (c)	Third	Fourth	Year (a)(b)
Net Sales	$242.1	$246.0	$232.9	$220.5	$941.5
Gross Profit	58.8	60.0	49.2	46.5	214.5
Operating Income	31.4	33.9	26.9	21.9	114.1
Income From Continuing Operations	19.2	21.4	16.4	16.4	73.4
Earnings Per Common Share From Continuing Operations:
Basic	$1.13	$1.26	$0.97	$0.97	$4.33
Diluted	$1.11	$1.24	$0.95	$0.95	$4.26
_______________________

(a)	Includes integration/restructuring costs of $7.0 million.

(b)	Includes a pension plan settlement charge of $0.8 million.

(c)	Includes recasting for excess tax benefits from stock compensation. See Note 2, "Summary of Significant Accounting Policies — Recently Adopted Accounting Standards."

	2015 Quarters
	First	Second	Third	Fourth	Year (a)
Net Sales	$214.4	$211.3	$231.6	$230.4	$887.7
Gross Profit	49.5	48.0	48.4	49.5	195.4
Operating Income	28.4	27.7	24.4	20.9	101.4
Income From Continuing Operations	16.1	16.4	13.5	14.5	60.5
Earnings Per Common Share From Continuing Operations:
Basic	$0.95	$0.97	$0.79	$0.86	$3.58
Diluted	$0.94	$0.96	$0.78	$0.85	$3.53
_______________________

(a)	Includes integration/restructuring costs of $6.5 million.

SCHEDULE II
NEENAH PAPER, INC. AND SUBSIDIARIES
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-offs and Reclassifications	Balance at End of Period
December 31, 2016
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$1.1	$(0.1)	$—	$—	$1.0
Allowance for sales discounts	0.6	(0.1)	—	—	0.5
Valuation allowance — deferred income taxes	3.0	0.1	—	0.4	3.5

December 31, 2015
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$0.9	$(0.4)	$1.0	$(0.4)	$1.1
Allowance for sales discounts	0.6	—	—	—	0.6
Valuation allowance — deferred income taxes	—	3.0	—	—	3.0

December 31, 2014
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$0.8	$0.3	$—	$(0.2)	$0.9
Allowance for sales discounts	0.6	—	—	—	0.6