Form 10-Q
period 2017-03-31
Neenah Paper Inc
filed 2017-05-10
CIK 1296435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 2, 2017, there were approximately 16,788,000 shares of the Company’s common stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net sales	$242.1	$242.1
Cost of products sold	190.1	183.3
Gross profit	52.0	58.8
Selling, general and administrative expenses	24.9	26.4
Integration/restructuring costs	—	1.1
Other expense (income) - net	0.1	(0.1)
Operating income	27.0	31.4
Interest expense - net	3.2	2.9
Income from continuing operations before income taxes	23.8	28.5
Provision for income taxes	6.2	9.3
Net income	$17.6	$19.2

Earnings Per Common Share
Basic	$1.04	$1.13
Diluted	$1.03	$1.11

Weighted Average Common Shares Outstanding (in thousands)
Basic	16,779	16,778
Diluted	17,025	17,051

Cash Dividends Declared Per Share of Common Stock	$0.37	$0.33

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$17.6	$19.2
Unrealized foreign currency translation gain	1.7	3.7
Reclassification of amortization of adjustments to pension and other postretirement benefit liabilities recognized in net periodic benefit cost (Note 5)	2.0	1.8
Unrealized gain on “available-for-sale” securities	0.1	—
Income from other comprehensive income items	3.8	5.5
Provision for income taxes	0.8	0.7
Other comprehensive income	3.0	4.8
Comprehensive income	$20.6	$24.0

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$5.5	$3.1
Accounts receivable (less allowances of $1.6 million and $1.5 million)	111.5	96.5
Inventories	117.1	116.3
Prepaid and other current assets	18.3	20.4
Total Current Assets	252.4	236.3
Property, Plant and Equipment
Property, Plant and Equipment, at cost	761.6	755.6
Less accumulated depreciation	398.4	391.0
Property, plant and equipment—net	363.2	364.6
Deferred Income Taxes	10.0	6.1
Goodwill	70.8	70.4
Intangible Assets—net	73.4	74.0
Other Noncurrent Assets	17.6	14.2
TOTAL ASSETS	$787.4	$765.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$1.2	$1.2
Accounts payable	56.4	55.6
Accrued expenses	44.7	51.2
Total Current Liabilities	102.3	108.0
Long-term Debt	225.1	219.7
Deferred Income Taxes	18.3	10.1
Noncurrent Employee Benefits	87.0	86.7
Other Noncurrent Obligations	6.2	2.8
TOTAL LIABILITIES	438.9	427.3
Contingencies and Legal Matters (Note 8)	—	—
TOTAL STOCKHOLDERS’ EQUITY	348.5	338.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$787.4	$765.6

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$17.6	$19.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7.8	8.2
Stock-based compensation	2.5	2.5
Deferred income tax provision	3.3	3.5
Increase in working capital	(11.3)	(18.8)
Pension and other postretirement benefits	1.9	1.7
Other	0.2	(0.2)
NET CASH PROVIDED BY OPERATING ACTIVITIES	22.0	16.1

INVESTING ACTIVITIES
Capital expenditures	(11.5)	(11.3)
Other	(0.2)	(0.4)
NET CASH USED IN INVESTING ACTIVITIES	(11.7)	(11.7)

FINANCING ACTIVITIES
Long-term borrowings (Note 4)	81.8	89.1
Repayments of long-term debt (Note 4)	(76.9)	(81.8)
Cash dividends paid	(6.3)	(5.6)
Shares purchased (Note 7)	(6.8)	(5.3)
Proceeds from exercise of stock options	0.3	0.1
NET CASH USED IN FINANCING ACTIVITIES	(7.9)	(3.5)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	2.4	0.9
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3.1	4.2
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5.5	$5.1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest expense capitalized	$0.6	$0.2
Cash paid during period for income taxes	$1.7	$5.3
Non-cash investing activities:
Liability for equipment acquired	$3.5	$5.5

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except as noted)

Note 1.  Background and Basis of Presentation

Background

Neenah Paper, Inc. (“Neenah” or the “Company”), is a Delaware corporation incorporated in April 2004. The Company has two primary operations: its technical products business and its fine paper and packaging business. See Note 9, “Business Segment Information.”

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

Earnings per Share (“EPS”)

The following table presents the computation of basic and diluted EPS (dollars in millions except per share amounts, shares in thousands):

Earnings Per Basic Common Share

	Three Months Ended March 31,
	2017	2016
Income from continuing operations	$17.6	$19.2
Amounts attributable to participating securities	(0.1)	(0.2)
Net income available to common stockholders	$17.5	$19.0

Weighted-average basic shares outstanding	16,779	16,778

Basic earnings per share	$1.04	$1.13

Earnings Per Diluted Common Share

	Three Months Ended March 31,
	2017	2016
Income from continuing operations	$17.6	$19.2
Amounts attributable to participating securities	(0.1)	(0.2)
Net income available to common stockholders	$17.5	$19.0

Weighted-average basic shares outstanding	16,779	16,778
Add: Assumed incremental shares under stock compensation plans (a)	246	273
Weighted-average diluted shares	17,025	17,051

Diluted earnings per share	$1.03	$1.11

(a)         For the three months ended March 31, 2017 and 2016, there were 72,000 and 140,000 potentially dilutive options excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s common stock.

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

The following table presents the carrying value and the fair value of the Company’s debt.

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value (a)(b)	Carrying Value	Fair Value (a)(b)
2021 Senior Notes (5.25% fixed rate)	$175.0	$169.6	$175.0	$169.5
Global Revolving Credit Facilities (variable rates)	48.3	48.3	42.9	42.9
German loan agreement (2.45% fixed rate)	6.6	6.6	6.8	6.8
Total debt	$229.9	$224.5	$224.7	$219.2

(a)         The fair value for all debt instruments was estimated from Level 2 measurements.
(b)         The fair value of short and long-term debt is estimated using rates currently available to the Company for debt of the same remaining maturities.

As of March 31, 2017, the Company had $3.5 million in marketable securities classified as “Other Assets” on the condensed consolidated balance sheet. The cost of such marketable securities was $3.4 million. Fair value for the Company’s marketable securities was estimated from Level 1 inputs. The Company’s marketable securities are designated for the payment of benefits under its supplemental employee retirement plan (“SERP”). As of March 31, 2017, Neenah Germany had investments of $1.6 million that were restricted to the payment of certain post-retirement employee benefits of which $0.6 million and $1.0 million are classified as “Prepaid and other current assets” and “Other Assets”, respectively, on the condensed consolidated balance sheet.

Note 2.  Accounting Standard Changes

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance specifies how and when an entity will recognize revenue arising from contracts with customers and requires entities to disclose information about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has subsequently issued additional, clarifying standards to address issues arising from implementation of the new revenue recognition standard. The new revenue recognition standard and clarifying standards are effective for interim and annual periods beginning on January 1, 2018. The Company has substantially completed its assessment of the new standards and does not believe there will be a material impact from adoption on its consolidated financial statements. The Company will continue to evaluate any additional changes, modifications or interpretations of the standard which may impact its current conclusions, and believes it will adopt the new standards using the modified retrospective method as of January 1, 2018.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current lease accounting. The guidance also eliminates current real estate-specific provisions for all entities. ASU 2016-09 is effective for fiscal years beginning after December 15, 2018, although early adoption is permitted. The Company is currently assessing the impact of the adoption of ASU 2016-02 on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This ASU will be effective for annual periods beginning after December 15, 2017. The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). This ASU eliminates step two of the impairment test, the performance of a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. This ASU will be effective for annual periods beginning after December 15, 2019, with early adoption permitted for goodwill impairment tests with measurement dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). ASU 2017-07 requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if such a subtotal is presented. In addition, only the service-cost component of net benefit cost is eligible for capitalization. This ASU will be effective for annual periods beginning after December 15, 2017, with early adoption permitted in the first quarter only. The Company is currently assessing the impact of the adoption of ASU 2017-07 on its consolidated financial statements.

As of March 31, 2017, no other amendments to the ASC have been issued that will have or are reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 3.  Supplemental Balance Sheet Data

The following table presents inventories by major class:

	March 31, 2017	December 31, 2016
Raw materials	$32.1	$31.6
Work in progress	30.7	26.8
Finished goods	59.3	63.0
Supplies and other	3.2	3.1
	125.3	124.5
Adjust FIFO inventories to LIFO cost	(8.2)	(8.2)
Total	$117.1	$116.3

The FIFO values of inventories valued on the LIFO method were $111.5 million and $106.8 million as of March 31, 2017 and December 31, 2016, respectively. For the three months ended March 31, 2017, income from continuing operations before income taxes was increased by less than $0.1 million due to a decrease in certain LIFO inventory quantities.

The following table presents changes in accumulated other comprehensive income (“AOCI”) for the three months ended March 31, 2017:

	Net unrealized foreign currency translation gain (loss)	Net gain (loss) from pension and other postretirement liabilities	Unrealized gain (loss) on “available-for-sale” securities	Accumulated other comprehensive income (loss)
AOCI — December 31, 2016	$(27.4)	$(64.5)	$(0.1)	$(92.0)
Other comprehensive income before reclassifications	1.7	—	0.1	1.8
Amounts reclassified from AOCI	—	2.0	—	2.0
Income from other comprehensive income items	1.7	2.0	0.1	3.8
Provision for income taxes	0.1	0.7	—	0.8
Other comprehensive income	1.6	1.3	0.1	3.0
AOCI — March 31, 2017	$(25.8)	$(63.2)	$—	$(89.0)

For the three months ended March 31, 2017 and 2016, the Company reclassified $2.0 million and $1.8 million, respectively, of costs from accumulated other comprehensive income to cost of products sold and selling, general and administrative expenses on the condensed consolidated statements of operations. For each of the three months ended March 31, 2017 and 2016, the Company recognized an income tax benefit of $0.7 million, related to such reclassifications classified as "Provision for income taxes" on the condensed consolidated statements of operations.

Note 4.  Debt

Long-term debt consisted of the following:

	March 31, 2017	December 31, 2016
2021 Senior Notes (5.25% fixed rate) due May 2021	$175.0	$175.0
Global Revolving Credit Facilities (variable rates) due December 2019	48.3	42.9
German loan agreement (2.45% fixed rate) due in 32 equal quarterly installments ending September 2022	6.6	6.8
Deferred financing costs	(3.6)	(3.8)
Total debt	226.3	220.9
Less: Debt payable within one year	1.2	1.2
Long-term debt	$225.1	$219.7

2021 Senior Notes

In May 2013, the Company completed an underwritten offering of eight-year senior unsecured notes (the “2021 Senior Notes”) at a face amount of $175 million. The 2021 Senior Notes contain terms, covenants and events of default with which the Company must comply, which the Company believes are ordinary and standard for notes of this nature. As of March 31, 2017, the Company was in compliance with all terms of the indenture for the 2021 Senior Notes.

Amended and Restated Secured Revolving Credit Facility

In December 2014, the Company amended and restated its existing credit facility by entering into the Third Amended and Restated Credit Agreement (the “Third Amended Credit Agreement”).

The Third Amended Credit Agreement contains covenants with which the Company and its subsidiaries must comply during the term of the agreement, which the Company believes are ordinary and standard for agreements of this nature. As of March 31, 2017, the Company was in compliance with all terms of the Third Amended Credit Agreement.

Availability under the Global Revolving Credit Facilities varies over time depending on the value of the Company’s inventory, receivables and various capital assets. As of March 31, 2017, the Company had $48.3 million of borrowings and $1.2 million in letters of credit outstanding under the Global Revolving Credit Facilities and $120.8 million of available credit (based on exchange rates at March 31, 2017). As of March 31, 2017, the weighted-average interest rate on outstanding Global Revolving Credit Facility borrowings was 3.1 percent per annum. As of December 31, 2016, the weighted-average interest rate under the Global Revolving Credit Facilities was 2.8 percent per annum.

Under the terms of the 2021 Senior Notes and the Third Amended Credit Agreement, the Company has limitations on its ability to repurchase shares of and pay dividends on its Common Stock. These limitations are triggered depending on the Company’s credit availability under the Third Amended Credit Agreement and leverage levels under the Senior Notes. As of March 31, 2017, none of these covenants were restrictive to the Company’s ability to repurchase shares of and pay dividends on its Common Stock.

For additional information about our debt agreements, see Note 7 of the Notes to Consolidated Financial Statements in our 2016 Form 10-K.

Borrowings and Repayments of Long-Term Debt

The condensed consolidated statements of cash flows present borrowings and repayments under the Global Revolving Credit Facilities using a gross approach. This approach presents not only discrete borrowings for transactions such as a business acquisition, but also reflects all borrowings and repayments that occur as part of daily management of cash receipts and disbursements. For the three months ended March 31, 2017, the Company made scheduled debt repayments of $0.3 million and net long-term debt repayments of $5.2 million related to daily cash management activities. For the three months ended March 31, 2016, the Company made scheduled debt repayments of $0.3 million and net long-term debt borrowings of $7.6 million related to daily cash management activities.

Note 5.  Pension and Other Postretirement Benefits

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

The following table presents the components of net periodic benefit cost for the Company’s defined benefit plans and postretirement plans other than pensions:

Components of Net Periodic Benefit Cost for Defined Benefit Plans

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended March 31,
	2017	2016	2017	2016
Service cost	$1.3	$1.2	$0.3	$0.3
Interest cost	3.7	4.0	0.4	0.4
Expected return on plan assets (a)	(4.8)	(4.7)	—	—
Recognized net actuarial loss	1.9	1.7	—	0.1
Amortization of prior service benefit	0.1	—	—	(0.1)
Net periodic benefit cost	$2.2	$2.2	$0.7	$0.7

(a)         The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

The Company expects to make aggregate contributions to qualified and nonqualified defined benefit pension trusts and to pay pension benefits for unfunded pension plans of approximately $16 million in calendar 2017.  For the three months ended March 31, 2017, the Company made $1.2 million of such payments. The Company made similar payments of $0.5 million and $18.4 million for the three months ended March 31, 2016 and for the year ended December 31, 2016, respectively.

Note 6.  Stock Compensation Plan

Stock Options and Stock Appreciation Rights (“Options”)

The following table presents information regarding Options awarded during the three months ended March 31, 2017:

Options granted	143,726
Per share weighted average exercise price	$82.11
Per share weighted average grant date fair value	$13.54

The weighted-average grant date fair value for Options granted during the three months ended March 31, 2017 was estimated using the Black-Scholes option valuation model with the following assumptions:

Expected term in years	5.7
Risk free interest rate	2.1%
Volatility	22.9%
Dividend yield	3.0%

The following table presents information regarding Options that vested during the three months ended March 31, 2017:

Options vested	92,107
Aggregate grant date fair value of Options vested (in millions)	$1.4

The following table presents information regarding outstanding Options:

	March 31, 2017	December 31, 2016
Options outstanding	534,885	530,462
Aggregate intrinsic value (in millions)	$12.4	$25.0
Per share weighted average exercise price	$53.51	$38.35
Exercisable Options	289,140	336,336
Aggregate intrinsic value (in millions)	$10.7	$19.3
Unvested Options	245,745	194,126
Per share weighted average grant date fair value	$14.31	$15.15

Performance Share Units (“PSUs”) and Restricted Share Units (“RSUs”)

For the three months ended March 31, 2017, the Company granted target awards of 41,748 PSUs. The measurement period for three fourths of the PSUs is January 1, 2017 through December 31, 2017, and for the remaining fourth of the PSUs is January 1, 2017 through December 31, 2019. The PSUs vest on December 31, 2019. Common Stock equal to not less than 40 percent and not more than 200 percent of the PSUs target will be awarded based on the Company’s return on invested capital, consolidated revenue growth, adjusted EPS and total return to shareholders relative to the companies in the Russell 2000® Value small cap index. The market price on the date of grant for the PSUs was $82.15 per share.

Note 7.  Stockholders’ Equity

Common Stock

As of March 31, 2017 and December 31, 2016, the Company had 16,787,202 shares and 16,771,000 shares of Common Stock outstanding, respectively.

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

	Three Months Ended March 31,
	2017		2016
	Shares	$	Shares	$
2016 Stock Purchase Plan	85,354	$6.8	—	$—
2015 Stock Purchase Plan	—	—	93,600	5.2

Note 8.  Contingencies and Legal Matters

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

Employees and Labor Relations

The Company’s U.S. union employees are represented by the United Steelworkers Union (the “USW”).  Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the “IG BCE”). As of March 31, 2017, the Company had approximately 196 U.S. employees covered under collective bargaining agreements that will expire in the next 12 months. The following table shows the expiration dates of the Company’s various bargaining agreements and the number of employees covered under each of these agreements.

Contract Expiration Date	Location	Union	Number of Employees
June 2017	Neenah Germany	IG BCE	(a)
January 2018	Whiting, WI (b)	USW	196
June 2018	Neenah, WI (b)	USW	267
July 2018	Munising, MI (b)	USW	199
May 2019	Appleton, WI (b)	USW	74
August 2021	Brattleboro, VT	USW	70
November 2021	Lowville, NY	USW	104

(a)         Under German law union membership is voluntary and does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement with the IG BCE cannot be determined. The collective pay agreement is currently being negotiated between the Association of Bavarian Paper Mills and IG BCE. Generally, the agreement is renewed every 12-24 months.
(b) The Whiting, Neenah, Munising and Appleton mills have bargained jointly with the USW on pension matters. The current agreements will remain in effect until September 2019.

The Company’s United Kingdom salaried and hourly employees are eligible to participate in Unite the Union (“UNITE”) on an individual basis, but not under a collective bargaining agreement.

Note 9.  Business Segment Information

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

The following table summarizes the net sales and operating income for each of the Company’s business segments.

	Three Months Ended March 31,
	2017	2016
Net sales
Technical Products	$121.9	$121.5
Fine Paper and Packaging	114.3	113.8
Other	5.9	6.8
Consolidated	$242.1	$242.1

	Three Months Ended March 31,
	2017	2016
Operating income (loss)
Technical Products	$12.5	$19.2
Fine Paper and Packaging	20.3	17.5
Other	(0.3)	—
Unallocated corporate costs	(5.5)	(5.3)
Consolidated	$27.0	$31.4

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our financial position as of March 31, 2017 and our results of operations for the three months ended March 31, 2017 and 2016. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Executive Summary

For the three months ended March 31, 2017, consolidated net sales of $242.1 million were unchanged from the prior year period, as modest growth in both Fine Paper and Packaging and Technical Products was offset by unfavorable currency effects and a decline in sales of Other products.

Consolidated operating income of $27.0 million for the three months ended March 31, 2017 decreased $4.4 million from the prior year period. The unfavorable comparison was primarily due to higher manufacturing costs resulting from the U.S. filtration business start-up, downtime in Germany, and unfavorable impacts from input costs and currency in Technical Products. These unfavorable variances were partially offset by higher operating income in the Fine Paper and Packaging business due to lower Selling, general and administrative expenses (SG&A), higher volumes, and lower integration and restructuring costs in both segments.

Cash provided by operating activities of $22.0 million for the three months ended March 31, 2017 was $5.9 million higher than cash generated of $16.1 million in the prior year period, primarily due to a decrease in our investment in working capital, partly offset by lower operating earnings.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, earnings before interest and taxes (which we refer to as “operating income”) and other information relevant to an understanding of our results of operations for the three months ended March 31, 2017 and 2016.

Analysis of Net Sales — Three months ended March 31, 2017 and 2016

The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended March 31,
	2017		2016
Net sales
Technical Products	$121.9	51%	$121.5	50%
Fine Paper and Packaging	114.3	47%	113.8	47%
Other	5.9	2%	6.8	3%
Consolidated	$242.1	100%	$242.1	100%

Commentary:

The following table presents our net sales by segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Change in Net Sales Compared to Prior Period
				Change Due To
	2017	2016	Total Change	Volume	Net Price	Currency
Technical Products	$121.9	$121.5	$0.4	$0.8	$2.0	$(2.4)
Fine Paper and Packaging	114.3	113.8	$0.5	4.9	(4.4)	—
Other	5.9	6.8	$(0.9)	(0.9)	—	—
Consolidated	$242.1	$242.1	$—	$4.8	$(2.4)	$(2.4)

Consolidated net sales of $242.1 million for the three months ended March 31, 2017 were unchanged from the prior year period, as modest growth in both Fine Paper and Packaging and Technical Products was offset by unfavorable currency effects and a decline in sales of Other products, primarily related to datebooks, diaries and yearbooks.

•
Net sales in our technical products business increased $0.4 million from the prior period due to organic volume growth led by backings, labels, and transportation filtration, and a higher average selling price due to a higher value sales mix. These items were mostly offset by unfavorable currency exchange effects.

•
Net sales in our fine paper and packaging business increased $0.5 million from the prior year period due to higher volumes and increased selling prices that were largely offset by a lower priced mix due to a higher proportion of sales of non-branded products.

 Analysis of Operating Income — Three months ended March 31, 2017 and 2016

The following table sets forth line items from our condensed consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended March 31,
	2017	2016
Net sales	100.0%	100.0%
Cost of products sold	78.5%	75.7%
Gross profit	21.5%	24.3%
Selling, general and administrative expenses	10.3%	10.9%
Integration/restructuring costs	—%	0.4%
Other expense (income) - net	—%	—%
Operating income	11.2%	13.0%
Interest expense - net	1.4%	1.2%
Income from continuing operations before income taxes	9.8%	11.8%
Provision for income taxes	2.5%	3.9%
Income from continuing operations	7.3%	7.9%

Commentary:

The following table presents our operating income by segment for the three months ended March 31, 2017 and 2016:

			Change in Operating Income Compared to Prior Period
	Three Months Ended March 31,			Change Due To
			Total		Net	Input
	2017	2016	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$12.5	$19.2	$(6.7)	$0.5	$0.2	$(0.5)	$(0.5)	$(6.4)
Fine Paper and Packaging	20.3	17.5	2.8	1.5	(2.3)	0.7	—	2.9
Other	(0.3)	—	(0.3)	(0.6)	—	—	—	0.3
Unallocated corporate costs	(5.5)	(5.3)	(0.2)	—	—	—	—	(0.2)
Consolidated	$27.0	$31.4	$(4.4)	$1.4	$(2.1)	$0.2	$(0.5)	$(3.4)

(a)         Includes changes in selling price and product mix.
(b)         Includes price changes for raw materials, energy, and acquisition related purchasing synergies.
(c)          Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and SG&A expenses, start-up costs for the U.S. filtration business and integration/restructuring costs.

Consolidated operating income of $27.0 million for the three months ended March 31, 2017 decreased $4.4 million from the prior year period.  The unfavorable comparison was primarily due to higher manufacturing costs resulting from the U.S. filtration business start-up, downtime in Germany, and unfavorable impacts from input costs and currency in Technical Products. These unfavorable variances were partially offset by higher operating income in the Fine Paper and Packaging business due to lower SG&A, higher volumes, and lower integration and restructuring costs in both segments.  Excluding integration and restructuring costs of $1.1 million for 2016, operating income decreased $5.5 million (17%).

•
Operating income for our technical products business decreased $6.7 million from the prior year period primarily due to higher manufacturing costs, including $3.1 million resulting from the U.S. filtration capacity start-up, approximately $2 million of higher filtration costs for downtime and other costs in Germany, and other unfavorable impacts from higher material costs and currency effects. These items were partially offset by benefits from higher sales volumes and lower integration and restructuring costs. Excluding integration and restructuring costs of $0.3 million for 2016, operating income decreased $7.0 million from the prior year.

•
Operating income for our fine paper and packaging business increased $2.8 million from the prior year period as a result of reduced SG&A expense, higher volumes and selling prices, and lower input and integration costs, that were partially offset by a lower priced product mix. Excluding integration costs of $0.3 million for 2016, operating income increased $2.5 million.

•
Unallocated corporate expenses for the three months ended March 31, 2017 of $5.5 million was $0.2 million higher than the prior year period. The unfavorable comparison to the prior year period is primarily due to timing of certain expenses.

The following table sets forth our operating income by segment, adjusted for the effects of integration and restructuring costs, for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Operating income
Technical Products	$12.5	$19.2
Fine Paper and Packaging	20.3	17.5
Other	(0.3)	—
Unallocated corporate costs	(5.5)	(5.3)
Operating Income as Reported	$27.0	$31.4
Adjustments to Reported Operating Income
Technical Products
Integration/Restructuring costs	—	0.3
Fine Paper and Packaging
Integration costs	—	0.3
Other
Integration costs	—	0.2
Unallocated corporate costs
Restructuring costs	—	0.3
Total Adjustments to Reported Operating Income	—	1.1
Operating Income as Adjusted	$27.0	$32.5

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

Additional Statement of Operations Commentary:

•
SG&A expense of $24.9 million for the three months ended March 31, 2017 was $1.5 million lower than SG&A expense of $26.4 million in the prior year period due to timing of certain items. For the three months ended March 31, 2017, SG&A expense as a percent of sales decreased to 10.3 percent from 10.9 percent in the prior year period.

•
For the three months ended March 31, 2017, we incurred net interest expense of $3.2 million which was higher than the $2.9 million for prior year period, primarily due to capitalization of interest of $0.2 million for the U.S. filtration project in 2016.

•
In general, our effective tax rate differs from the U.S. statutory tax rate of 35 percent primarily due to the proportion of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate, research and development and other tax credits and excess tax benefits from stock compensation. For the three months ended March 31, 2017 and 2016, we recorded an income tax provision of $6.2 million and $9.3 million, respectively. The effective income tax rate of 26 percent for the three months ended March 31, 2017 was lower than the tax rate of 33 percent for the three months ended March 31, 2016. The 2017 rate was lower primarily due to excess tax benefits which reduced the income tax expense.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2017	2016
Net cash flow provided by (used in):
Operating activities	$22.0	$16.1

Investing activities:
Capital expenditures	(11.5)	(11.3)
Other investing activities	(0.2)	(0.4)
Total	(11.7)	(11.7)

Financing activities:
Net borrowings of long-term debt	4.9	7.3
Other financing activities	(12.8)	(10.8)
Total	(7.9)	(3.5)
Effect of exchange rate changes on cash and cash equivalents	—	—
Net increase in cash and cash equivalents	$2.4	$0.9

Operating Cash Flow Commentary

•
Cash provided by operating activities of $22.0 million for the three months ended March 31, 2017 was $5.9 million higher than cash provided by operating activities of $16.1 million in the prior year period. The favorable comparison was primarily due to a decrease in our investment in working capital, partly offset by lower operating earnings.

Investing Commentary:

•
For both of the three months ended March 31, 2017 and 2016, cash used by investing activities was $11.7 million, primarily consisting of capital expenditures. For the full year 2017, we expect aggregate annual capital expenditures in our normal range of approximately 3 to 5 percent of net sales.

Financing Commentary:

Our liquidity requirements are provided by cash generated from operations and short and long-term borrowings.

•
For the three months ended March 31, 2017 and 2016, cash used in financing activities was $7.9 million and $3.5 million, respectively. Cash used in financing activities consists primarily of dividends paid and share repurchases, offset by net borrowings of long-term debt. For the three months ended March 31, 2017 and 2016, we drew down from our Global Revolving Credit Facilities for daily cash management activities.

•
Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of March 31, 2017, we had $48.3 million outstanding under our Global Revolving Credit Facilities and $120.8 million of available credit (based on exchange rates at March 31, 2017).

•	We have required debt principal payments through March 31, 2018 of $1.2 million for principal payments on the German loan agreement.

•
For the three months ended March 31, 2017, cash and cash equivalents increased $2.4 million to $5.5 million at March 31, 2017 from $3.1 million at December 31, 2016. Total debt increased $5.4 million to $226.3 million at March 31, 2017 from $220.9 million at December 31, 2016. Net debt (total debt minus cash and cash equivalents) increased by $3.0 million.

•
As of March 31, 2017, our cash balance of $5.5 million consists of $2.2 million in the U.S. and $3.3 million held at entities outside of the U.S. As of March 31, 2017, there were no restrictions regarding the repatriation of our non-U.S. cash and, we believe, the repatriation of these cash balances to the U.S. would not materially increase our income tax provision.

Transactions With Shareholders

•
In November 2016, our Board of Directors approved a twelve percent increase in the annual dividend rate on our common stock to $1.48 per share. Beginning in March 2017, the dividend is being paid in four equal quarterly installments of $0.37 per share. For the three months ended March 31, 2017 and 2016, we paid cash dividends of $0.37 per common share or $6.3 million and 0.33 per common share or $5.6 million, respectively.

•
Purchases under the 2016 Stock Purchase Plan will be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. The 2016 Stock Purchase Plan does not require us to purchase any specific number of shares and may be suspended or discontinued at any time. For the three months ended March 31, 2017 and 2016, we repurchased approximately 85,400 shares of Common Stock at a cost of $6.8 million and 93,600 shares of Common Stock at a cost of $5.2 million, respectively. For further details on our Stock Purchase Plans refer to Note 7.

Other Items:

•
As of March 31, 2017, we had $24.8 million of U.S. federal and state research and development ("R&D") Credits which, if not used, will expire between 2029 and 2037 for the U.S. federal R&D Credits and between 2017 and 2032 for the state R&D Credits. We reflected a valuation allowance of $3.1 million against a portion of the R&D Credits. In addition, as of March 31, 2017, we had $46.6 million of state net operating losses ("NOLs"). Our state NOLs may be used to offset approximately $2.2 million in state income taxes. If not used, substantially all of the state NOLs will expire in various amounts between 2017 and 2037.

Management believes that our ability to generate cash from operations and our borrowing capacity are adequate to fund working capital, capital spending and other cash needs for the next 12 months. Our ability to generate adequate cash from operations beyond 2017 will depend on, among other things, our ability to successfully implement our business strategies, control costs in line with market conditions and manage the impact of changes in input prices and currencies. We can give no assurance we will be able to successfully implement these items.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. We believe that the estimates, assumptions and judgments described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. The critical accounting policies used in the preparation of the consolidated financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regard to estimates used. These critical judgments relate to the timing of recognizing sales revenue, the recoverability of deferred income tax assets, pension benefits and future cash flows associated with impairment testing of long-lived assets. Actual results could differ from these estimates and changes in these estimates are recorded when known. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition.  There have been no significant changes in these policies, or the estimates used in the application of the policies, since December 31, 2016.

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

•
changes in asset valuations including write-downs of assets including property, plant and equipment, inventory, accounts receivable, deferred tax assets or other assets for impairment or other reasons;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

As of March 31, 2017, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the three months ended March 31, 2017. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 8, “Contingencies and Legal Matters” of Notes to Condensed Consolidated Financial Statements of Item 1 — Financial Statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities:

The following table contains information about our purchases of our equity securities for the three months ended March 31, 2017.

Months in 2017	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (a)
January	28,414	$83.11	28,414	$15,230,343
February	57,485	$77.38	56,940	$10,824,468
March	—	$—	—	$10,824,468

(a)         As of March 31, 2017, the Company has purchased approximately 312,635 shares of Common Stock at an aggregate cost of $21.9 million under the 2016 Stock Purchase Plan and 2015 Stock Purchase Plan.  For further discussion on the share repurchase plans refer to Note 7.

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
John P. O’Donnell
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Bonnie C. Lind
Bonnie C. Lind
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Larry N. Brownlee
Larry N. Brownlee
Vice President — Controller (Principal Accounting Officer)

May 10, 2017