Form 10-Q
period 2017-06-30
Neenah Paper Inc
filed 2017-08-04
CIK 1296435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company and emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 2, 2017, there were approximately 16,805,000 shares of the Company’s common stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$248.7	$246.0	$490.8	$488.1
Cost of products sold	195.1	186.0	385.2	369.3
Gross profit	53.6	60.0	105.6	118.8
Selling, general and administrative expenses	24.6	24.4	49.5	50.8
Integration/restructuring costs	—	1.4	—	2.5
Other (income) expense - net	(0.2)	0.3	(0.1)	0.2
Operating income	29.2	33.9	56.2	65.3
Interest expense - net	3.0	2.7	6.2	5.6
Income from continuing operations before income taxes	26.2	31.2	50.0	59.7
Provision for income taxes	1.2	9.8	7.4	19.1
Income from continuing operations	25.0	21.4	42.6	40.6
Loss from discontinued operations, net of income taxes	—	(0.4)	—	(0.4)
Net income	$25.0	$21.0	$42.6	$40.2

Earnings Per Common Share
Basic
Continuing operations	$1.47	$1.26	$2.52	$2.39
Discontinued operations	—	(0.02)	—	(0.02)
Basic	$1.47	$1.24	$2.52	$2.37
Diluted
Continuing operations	$1.46	$1.24	2.48	2.35
Discontinued operations	—	(0.02)	—	(0.02)
Diluted	$1.46	$1.22	2.48	2.33

Weighted Average Common Shares Outstanding (in thousands)
Basic	16,795	16,757	16,787	16,778
Diluted	16,960	17,048	17,028	17,058

Cash Dividends Declared Per Share of Common Stock	$0.37	$0.33	$0.74	$0.66

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$25.0	$21.0	$42.6	$40.2
Unrealized foreign currency translation gain (loss)	9.4	(3.5)	11.1	0.2
Reclassification of amortization of adjustments to pension and other postretirement benefit liabilities recognized in net periodic benefit cost (Note 5)	1.2	1.8	3.2	3.6
Net loss from pension and other postretirement benefit plans (Note 3)	(1.2)	—	(1.2)	—
Unrealized gain on “available-for-sale” securities	—	0.1	0.1	0.1
Income (loss) from other comprehensive income items	9.4	(1.6)	13.2	3.9
Provision for income taxes	0.1	0.7	0.9	1.4
Other comprehensive income (loss)	9.3	(2.3)	12.3	2.5
Comprehensive income	$34.3	$18.7	$54.9	$42.7

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$9.2	$3.1
Accounts receivable (less allowances of $1.7 million and $1.5 million)	121.3	96.5
Inventories	119.3	116.3
Prepaid and other current assets	18.7	20.4
Total Current Assets	268.5	236.3
Property, Plant and Equipment
Property, Plant and Equipment, at cost	779.7	755.6
Less accumulated depreciation	410.2	391.0
Property, plant and equipment—net	369.5	364.6
Deferred Income Taxes	9.8	6.1
Goodwill	73.1	70.4
Intangible Assets—net	73.2	74.0
Other Noncurrent Assets	18.3	14.2
TOTAL ASSETS	$812.4	$765.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$1.3	$1.2
Accounts payable	55.6	55.6
Accrued expenses	48.2	51.2
Total Current Liabilities	105.1	108.0
Long-term Debt	219.5	219.7
Deferred Income Taxes	16.5	10.1
Noncurrent Employee Benefits	87.2	86.7
Other Noncurrent Obligations	6.5	2.8
TOTAL LIABILITIES	434.8	427.3
Contingencies and Legal Matters (Note 8)	—	—
TOTAL STOCKHOLDERS’ EQUITY	377.6	338.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$812.4	$765.6

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$42.6	$40.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15.9	16.2
Stock-based compensation	3.4	4.2
Deferred income tax provision	1.2	6.2
Non-cash effects of changes in liabilities for uncertain income tax positions	0.1	—
Increase in working capital	(17.5)	(10.5)
Pension and other postretirement benefits	(0.3)	0.8
NET CASH PROVIDED BY OPERATING ACTIVITIES	45.4	57.1

INVESTING ACTIVITIES
Capital expenditures	(19.2)	(28.6)
Purchase of marketable securities	—	(0.1)
Other	(0.1)	—
NET CASH USED IN INVESTING ACTIVITIES	(19.3)	(28.7)

FINANCING ACTIVITIES
Long-term borrowings (Note 4)	138.4	133.3
Repayments of long-term debt (Note 4)	(139.7)	(145.0)
Cash dividends paid	(12.6)	(11.1)
Shares purchased (Note 7)	(6.8)	(5.4)
Proceeds from exercise of stock options	0.4	0.6
Other	—	(0.3)
NET CASH USED IN FINANCING ACTIVITIES	(20.3)	(27.9)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	0.3	(0.2)
NET INCREASE IN CASH AND CASH EQUIVALENTS	6.1	0.3
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3.1	4.2
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9.2	$4.5

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest expense capitalized	$5.6	$5.1
Cash paid during period for income taxes	$5.2	$9.6
Non-cash investing activities:
Liability for equipment acquired	$2.4	$7.1

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

Earnings per Share (“EPS”)

The following table presents the computation of basic and diluted EPS (dollars in millions except per share amounts, shares in thousands):

Earnings Per Basic Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income from continuing operations	$25.0	$21.4	$42.6	$40.6
Amounts attributable to participating securities	(0.2)	(0.2)	(0.3)	(0.4)
Income from continuing operations available to common stockholders	24.8	21.2	42.3	40.2
Loss from discontinued operations, net of income taxes	—	(0.4)	—	(0.4)
Net income available to common stockholders	$24.8	$20.8	$42.3	$39.8

Weighted-average basic shares outstanding	16,795	16,757	16,787	16,778

Continuing operations	$1.47	$1.26	$2.52	$2.39
Discontinued operations	—	(0.02)	—	(0.02)
Basic earnings per share	$1.47	$1.24	$2.52	$2.37

Earnings Per Diluted Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income from continuing operations	$25.0	$21.4	$42.6	$40.6
Amounts attributable to participating securities	(0.2)	(0.2)	(0.3)	(0.4)
Income from continuing operations available to common stockholders	24.8	21.2	42.3	40.2
Loss from discontinued operations, net of income taxes	—	(0.4)	—	(0.4)
Net income available to common stockholders	$24.8	$20.8	$42.3	$39.8

Weighted-average basic shares outstanding	16,795	16,757	16,787	16,778
Add: Assumed incremental shares under stock compensation plans (a)	165	291	241	280
Weighted-average diluted shares	16,960	17,048	17,028	17,058

Continuing operations	$1.46	$1.24	$2.48	$2.35
Discontinued operations	—	(0.02)	—	(0.02)
Diluted earnings per share	$1.46	$1.22	$2.48	$2.33

(a)         For the three months ended June 30, 2017, there were 144,000 potentially dilutive options excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s common stock. For the three months ended June 30, 2016, there were no antidilutive options. For the six months ended June 30, 2017 and 2016, there were 72,000 and 111,000 potentially dilutive options, respectively, excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s common stock.

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

The following table presents the carrying value and the fair value of the Company’s debt.

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value (a)(b)	Carrying Value	Fair Value (a)(b)
2021 Senior Notes (5.25% fixed rate)	$175.0	$171.5	$175.0	$169.5
Global Revolving Credit Facilities (variable rates)	42.4	42.4	42.9	42.9
German loan agreement (2.45% fixed rate)	6.7	6.7	6.8	6.8
Total debt	$224.1	$220.6	$224.7	$219.2

(a)         The fair value for all debt instruments was estimated from Level 2 measurements.
(b)         The fair value of short and long-term debt is estimated using rates currently available to the Company for debt of the same remaining maturities.

As of June 30, 2017, the Company had $3.5 million in marketable securities classified as “Other Assets” on the condensed consolidated balance sheet. The cost of such marketable securities was $3.4 million. Fair value for the Company’s marketable securities was estimated from Level 1 inputs. The Company’s marketable securities are designated for the payment of benefits under its supplemental employee retirement plan (“SERP”). As of June 30, 2017, Neenah Germany had investments of $1.7 million that were restricted to the payment of certain post-retirement employee benefits of which $0.6 million and $1.1 million are classified as “Prepaid and other current assets” and “Other Assets”, respectively, on the condensed consolidated balance sheet.

Income Taxes

Prior to the three months ended June 30, 2017, the Company had not asserted under ASC 740, Income Taxes, that unremitted earnings of our German operations were indefinitely reinvested. Therefore, deferred U.S. income taxes were accrued on those earnings which we planned to repatriate in the future. In June 2017, as part of our annual strategic plan review, the Company reassessed its intentions regarding the indefinite reinvestment of undistributed earnings of our German operations and asserted its intent to indefinitely reinvest them. As a result, the Company is no longer providing deferred income taxes on the 2017 unremitted earnings of our German operations and such taxes provided in the first quarter of 2017 of $2.3 million were reversed. In addition, the $4.1 million deferred income tax liability on unremitted German earnings for 2016 was eliminated.

Note 2.  Accounting Standard Changes

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance specifies how and when an entity will recognize revenue arising from contracts with customers and requires entities to disclose information about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has subsequently issued additional, clarifying standards to address issues arising from implementation of the new revenue recognition standard. The Company has substantially completed its assessment of the new standards and does not believe there will be a material impact from adoption on its consolidated financial statements. The Company will adopt the new standards using the modified retrospective method as of January 1, 2018. The new standards also require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current lease accounting. The guidance also eliminates current real estate-specific provisions for all entities. The Company plans to implement ASU 2016-09 as of January 1, 2019. The Company is currently assessing the impact of the adoption of ASU 2016-02 on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). ASU 2017-07 requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if such a subtotal is presented. In addition, only the service-cost component of net benefit cost is eligible for capitalization. This ASU will be implemented by the Company as of January 1, 2018. The Company is currently assessing the impact of the adoption of ASU 2017-07 on its consolidated financial statements.

As of June 30, 2017, no other amendments to the ASC have been issued that will have or are reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 3.  Supplemental Balance Sheet Data

The following table presents inventories by major class:

	June 30, 2017	December 31, 2016
Raw materials	$32.8	$31.6
Work in progress	32.4	26.8
Finished goods	59.8	63.0
Supplies and other	3.5	3.1
	128.5	124.5
Adjust FIFO inventories to LIFO cost	(9.2)	(8.2)
Total	$119.3	$116.3

The FIFO values of inventories valued on the LIFO method were $111.1 million and $106.8 million as of June 30, 2017 and December 31, 2016, respectively. For the three and six months ended June 30, 2017, income from continuing operations before income taxes was increased by less than $0.1 million due to a decrease in certain LIFO inventory quantities.

The following table presents changes in accumulated other comprehensive income (loss) (“AOCI”) for the six months ended June 30, 2017:

	Net unrealized foreign currency translation gain (loss)	Net gain (loss) from pension and other postretirement liabilities (a)	Unrealized gain (loss) on “available-for-sale” securities	Accumulated other comprehensive income (loss)
AOCI — December 31, 2016	$(27.4)	$(64.5)	$(0.1)	$(92.0)
Other comprehensive income (loss) before reclassifications	11.1	(1.2)	0.1	10.0
Amounts reclassified from AOCI	—	3.2	—	3.2
Income from other comprehensive income items	11.1	2.0	0.1	13.2
Provision for income taxes	0.2	0.7	—	0.9
Other comprehensive income	10.9	1.3	0.1	12.3
AOCI — June 30, 2017	$(16.5)	$(63.2)	$—	$(79.7)

(a) For the three months ended June 30, 2017, the Company recorded a $1.2 million increase in the employee benefit obligation related to a pension remeasurement resulting from the redistribution of active and inactive participants into separate pension plans.

For the six months ended June 30, 2017 and 2016, the Company reclassified $3.2 million and $3.6 million, respectively, of costs from accumulated other comprehensive income to cost of products sold and selling, general and administrative expenses on the condensed consolidated statements of operations. For the six months ended June 30, 2017 and 2016, the Company recognized an income tax benefit of $1.3 million and $1.4 million, related to such reclassifications classified as "Provision for income taxes" on the condensed consolidated statements of operations.

Note 4.  Debt

Long-term debt consisted of the following:

	June 30, 2017	December 31, 2016
2021 Senior Notes (5.25% fixed rate) due May 2021	$175.0	$175.0
Global Revolving Credit Facilities (variable rates) due December 2019	42.4	42.9
German loan agreement (2.45% fixed rate) due in 32 equal quarterly installments ending September 2022	6.7	6.8
Deferred financing costs	(3.3)	(3.8)
Total debt	220.8	220.9
Less: Debt payable within one year	1.3	1.2
Long-term debt	$219.5	$219.7

2021 Senior Notes

In May 2013, the Company completed an underwritten offering of eight-year senior unsecured notes (the “2021 Senior Notes”) at a face amount of $175 million. The 2021 Senior Notes contain terms, covenants and events of default with which the Company must comply, which the Company believes are ordinary and standard for notes of this nature. As of June 30, 2017, the Company was in compliance with all terms of the indenture for the 2021 Senior Notes.

Amended and Restated Secured Revolving Credit Facility

In December 2014, the Company amended and restated its existing credit facility by entering into the Third Amended and Restated Credit Agreement (the “Third Amended Credit Agreement”).

The Third Amended Credit Agreement contains covenants with which the Company and its subsidiaries must comply during the term of the agreement, which the Company believes are ordinary and standard for agreements of this nature. As of June 30, 2017, the Company was in compliance with all terms of the Third Amended Credit Agreement.

Availability under the Global Revolving Credit Facilities varies over time depending on the value of the Company’s inventory, receivables and various capital assets. As of June 30, 2017, the Company had $42.4 million of borrowings and $1.2 million in letters of credit outstanding under the Global Revolving Credit Facilities and $127.3 million of available credit (based on exchange rates at June 30, 2017). As of June 30, 2017, the weighted-average interest rate on outstanding Global Revolving Credit Facility borrowings was 3.3 percent per annum. As of December 31, 2016, the weighted-average interest rate under the Global Revolving Credit Facilities was 2.8 percent per annum.

Under the terms of the 2021 Senior Notes and the Third Amended Credit Agreement, the Company has limitations on its ability to repurchase shares of and pay dividends on its Common Stock. These limitations are triggered depending on the Company’s credit availability under the Third Amended Credit Agreement and leverage levels under the Senior Notes. As of June 30, 2017, none of these covenants were restrictive to the Company’s ability to repurchase shares of and pay dividends on its Common Stock.

For additional information about our debt agreements, see Note 7 of the Notes to Consolidated Financial Statements in our 2016 Form 10-K.

Borrowings and Repayments of Long-Term Debt

The condensed consolidated statements of cash flows present borrowings and repayments under the Global Revolving Credit Facilities using a gross approach. This approach presents not only discrete borrowings for transactions such as a business acquisition, but also reflects all borrowings and repayments that occur as part of daily management of cash receipts and disbursements. For the six months ended June 30, 2017, the Company made scheduled debt repayments of $0.6 million and net long-term debt repayments of $0.7 million related to daily cash management activities. For the six months ended June 30, 2016, the Company made scheduled debt repayments of $0.6 million and net long-term debt repayments of $11.1 million related to daily cash management activities.

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

The following table presents the components of net periodic benefit cost for the Company’s defined benefit plans and postretirement plans other than pensions:

Components of Net Periodic Benefit Cost for Defined Benefit Plans

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended June 30,
	2017	2016	2017	2016
Service cost	$1.4	$1.2	$0.3	$0.3
Interest cost	3.7	4.0	0.4	0.4
Expected return on plan assets (a)	(5.0)	(4.7)	—	—
Recognized net actuarial loss	1.2	1.6	—	—
Amortization of prior service benefit	—	0.1	—	—
Net periodic benefit cost	$1.3	$2.2	$0.7	$0.7

	Pension Benefits		Postretirement Benefits Other than Pensions
	Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$2.7	$2.4	$0.6	$0.6
Interest cost	7.4	8.0	0.8	0.8
Expected return on plan assets (a)	(9.8)	(9.5)	—	—
Recognized net actuarial loss	3.1	3.3	0.1	0.1
Amortization of prior service benefit	0.1	0.1	(0.1)	(0.1)
Net periodic benefit cost	$3.5	$4.3	$1.4	$1.4

(a)         The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

The Company expects to make aggregate contributions to qualified and nonqualified defined benefit pension trusts and to pay pension benefits for unfunded pension and other postretirement benefit plans of approximately $16 million in calendar 2017.  For the six months ended June 30, 2017, the Company made $5.7 million of such payments. The Company made similar payments of $3.4 million and $18.4 million for the six months ended June 30, 2016 and for the year ended December 31, 2016, respectively.

Note 6.  Stock Compensation Plan

Stock Options and Stock Appreciation Rights (“Options”)

The following table presents information regarding Options awarded during the six months ended June 30, 2017:

Options granted	143,726
Per share weighted average exercise price	$82.11
Per share weighted average grant date fair value	$13.54

The weighted-average grant date fair value for Options granted during the six months ended June 30, 2017 was estimated using the Black-Scholes option valuation model with the following assumptions:

Expected term in years	5.7
Risk free interest rate	2.1%
Volatility	22.9%
Dividend yield	3.0%

The following table presents information regarding Options that vested during the six months ended June 30, 2017:

Options vested	92,275
Aggregate grant date fair value of Options vested (in millions)	$1.4

The following table presents information regarding outstanding Options:

	June 30, 2017	December 31, 2016
Options outstanding	522,573	530,462
Aggregate intrinsic value (in millions)	$13.9	$25.0
Per share weighted average exercise price	$54.11	$38.35
Exercisable Options	276,996	336,336
Aggregate intrinsic value (in millions)	$11.7	$19.3
Unvested Options	245,577	194,126
Per share weighted average grant date fair value	$14.31	$15.15

Performance Share Units (“PSUs”) and Restricted Share Units (“RSUs”)

For the six months ended June 30, 2017, the Company granted target awards of 41,748 PSUs. The measurement period for three fourths of the PSUs is January 1, 2017 through December 31, 2017, and for the remaining fourth of the PSUs is January 1, 2017 through December 31, 2019. The PSUs vest on December 31, 2019. Common Stock equal to not less than 40 percent and not more than 200 percent of the PSUs target will be awarded based on the Company’s return on invested capital, consolidated revenue growth, adjusted EPS and total return to shareholders relative to the companies in the Russell 2000® Value small cap index. The market price on the date of grant for the PSUs was $82.15 per share.

For the three and six months ended June 30, 2017, the Company awarded 9,226 RSUs to non-employee members of the Board of Directors. The weighted average grant date fair value of such awards was $75.85 per share and the awards vest one year from the date of grant. During the vesting period, the holders of the RSUs are entitled to dividends, but the RSUs do not have voting rights and are forfeited in the event the holder is no longer a member of the Board of Directors on the vesting date.

Note 7.  Stockholders’ Equity

Common Stock

As of June 30, 2017 and December 31, 2016, the Company had 16,803,697 shares and 16,771,000 shares of Common Stock outstanding, respectively.

In May 2017, the Company’s Board of Directors authorized a program that would allow the Company to repurchase up to $25 million of its outstanding Common Stock over the next 12 months (the “2017 Stock Purchase Plan”). The Company also had $25 million repurchase programs in place during the preceding two years that expired in May 2017 (the “2016 Stock Purchase Plan”) and May 2016 (the “2015 Stock Purchase Plan”), respectively. The following table shows shares purchased under the respective stock purchase plans:

	Six Months Ended June 30,
	2017		2016
	Shares	$	Shares	$
2017 Stock Purchase Plan	—	$—	—	$—
2016 Stock Purchase Plan	85,354	6.8	1,642	0.1
2015 Stock Purchase Plan	—	—	93,593	5.3

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

Employees and Labor Relations

The Company’s U.S. union employees are represented by the United Steelworkers Union (the “USW”).  Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the “IG BCE”). As of June 30, 2017, the Company had approximately 476 U.S. employees covered under collective bargaining agreements that will expire in the next 12 months. The following table shows the expiration dates of the Company’s various bargaining agreements and the number of employees covered under each of these agreements.

Contract Expiration Date	Location	Union	Number of Employees
January 2018	Whiting, WI (b)	USW	207
June 2018	Neenah, WI (b)	USW	269
July 2018	Munising, MI (b)	USW	217
February 2019	Neenah Germany	IG BCE	(a)
May 2019	Appleton, WI (b)	USW	93
August 2021	Brattleboro, VT	USW	81
November 2021	Lowville, NY	USW	112

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

•	The Fine Paper and Packaging segment is a leading supplier of premium printing and other high-end specialty papers, premium packaging and specialty office papers, primarily in North America.

•
The Other segment is composed of papers sold to converters for end uses such as covering materials for datebooks, diaries, yearbooks and traditional photo albums. These product lines represent an operating segment which does not meet the quantitative threshold for a reportable segment, however, due to the dissimilar nature of these products, they are not managed as part of either the Fine Paper and Packaging or Technical Products segments.

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

The following table summarizes the net sales and operating income for each of the Company’s business segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales
Technical Products	$127.3	$126.5	$249.2	$248.0
Fine Paper and Packaging	115.7	113.7	230.0	227.5
Other	5.7	5.8	11.6	12.6
Consolidated	$248.7	$246.0	$490.8	$488.1

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating income (loss)
Technical Products	$16.0	$20.1	$28.5	$39.3
Fine Paper and Packaging	17.5	18.4	37.8	35.9
Other	0.2	—	(0.1)	—
Unallocated corporate costs	(4.5)	(4.6)	(10.0)	(9.9)
Consolidated	$29.2	$33.9	$56.2	$65.3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our financial position as of June 30, 2017 and our results of operations for the three and six months ended June 30, 2017 and 2016. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Executive Summary

For the three months ended June 30, 2017, consolidated net sales of $248.7 million increased $2.7 million from the prior year period, as a result of growth in both Fine Paper and Packaging and Technical Products due mostly to higher volumes and a more favorable mix, respectively. These gains were only partly offset by unfavorable currency effects.

Consolidated operating income of $29.2 million for the three months ended June 30, 2017 decreased $4.7 million from the prior year period. The decline was primarily due to higher manufacturing costs resulting from the U.S. filtration business start-up, higher input costs, unplanned downtime in Fine Paper and Packaging and unfavorable currency effects in Technical Products. These unfavorable variances were partially offset by higher volume in Fine Paper and Packaging, an improved mix and manufacturing efficiencies in Technical Products, and lower integration and restructuring costs in both segments.

Cash provided by operating activities of $45.4 million for the six months ended June 30, 2017 was $11.7 million lower than cash generated of $57.1 million in the prior year period, primarily due to an increase in our investment in working capital, largely in accounts receivable, and lower operating earnings in 2017.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, earnings before interest and taxes (which we refer to as “operating income”) and other information relevant to an understanding of our results of operations for the three and six months ended June 30, 2017 and 2016.

Analysis of Net Sales — three and six months ended June 30, 2017 and 2016

The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Net sales
Technical Products	$127.3	51%	$126.5	52%	$249.2	51%	$248.0	51%
Fine Paper and Packaging	115.7	47%	113.7	46%	230.0	47%	227.5	47%
Other	5.7	2%	5.8	2%	11.6	2%	12.6	2%
Consolidated	$248.7	100%	$246.0	100%	$490.8	100%	$488.1	100%

Commentary:

The following table presents our net sales by segment for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Change in Net Sales Compared to Prior Period
				Change Due To
	2017	2016	Total Change	Volume	Net Price	Currency
Technical Products	$127.3	$126.5	$0.8	$(1.5)	$4.2	$(1.9)
Fine Paper and Packaging	115.7	113.7	$2.0	5.4	(3.4)	—
Other	5.7	5.8	$(0.1)	(0.1)	—	—
Consolidated	$248.7	$246.0	$2.7	$3.8	$0.8	$(1.9)

Consolidated net sales of $248.7 million for the three months ended June 30, 2017 increased $2.7 million from the prior year period, as a result of growth in both Fine Paper and Packaging and Technical Products due mostly to higher volumes and a more favorable mix, respectively. These gains were only partly offset by unfavorable currency effects.

•
Net sales in our technical products business increased $0.8 million from the prior period due to a higher priced sales mix, as well as growth in backings, label and certain filtration products. These items were partly offset by unfavorable currency exchange effects and lower volumes for transportation filtration, where capacity is temporarily constrained until products are qualified on the U.S. asset.

•
Net sales in our fine paper and packaging business increased $2.0 million from the prior year period due to higher volumes and increased selling prices that were partly offset by a lower priced mix. Increased volumes reflected more direct sales of non-branded products as well as double digit growth in premium packaging.

The following table presents our net sales by segment for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,		Change in Net Sales Compared to Prior Period
				Change Due To
	2017	2016	Total Change	Volume	Net Price	Currency
Technical Products	$249.2	$248.0	$1.2	$(0.2)	$5.6	$(4.2)
Fine Paper and Packaging	230.0	227.5	$2.5	10.3	(7.8)	—
Other	11.6	12.6	$(1.0)	(1.0)	—	—
Consolidated	$490.8	$488.1	$2.7	$9.1	$(2.2)	$(4.2)

Consolidated net sales of $490.8 million for the six months ended June 30, 2017 increased $2.7 million from the prior year period, as growth in both Fine Paper and Packaging and Technical Products which was only partially offset by unfavorable currency effects and a decline in sales of Other products, primarily related to datebooks, diaries and yearbooks.

•
Net sales in our technical products business increased $1.2 million from the prior period due to a higher priced sales mix, as well as growth in backings, label and certain filtration products. These items were partly offset by unfavorable currency exchange effects and lower volumes for transportation filtration, where capacity is temporarily constrained until products are qualified on the U.S. asset.

•
Net sales in our fine paper and packaging business increased $2.5 million from the prior year period due to higher volumes and increased selling prices that were partly offset by a lower priced mix. Increased volumes reflected more direct sales of non-branded products as well as double digit growth in premium packaging.

 Analysis of Operating Income — Three and six months ended June 30, 2017 and 2016

The following table sets forth line items from our condensed consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	78.4	75.6	78.5	75.7
Gross profit	21.6	24.4	21.5	24.3
Selling, general and administrative expenses	9.9	9.9	10.0	10.4
Integration/restructuring costs	—	0.6	—	0.5
Other (income) expense - net	—	0.1	—	—
Operating income	11.7	13.8	11.5	13.4
Interest expense - net	1.2	1.1	1.3	1.2
Income from continuing operations before income taxes	10.5	12.7	10.2	12.2
Provision for income taxes	0.5	4.0	1.5	3.9
Income from continuing operations	10.1%	8.7%	8.8%	8.3%

Commentary:

The following table presents our operating income by segment for the three months ended June 30, 2017 and 2016:

			Change in Operating Income Compared to Prior Period
	Three Months Ended June 30,			Change Due To
			Total		Net	Input
	2017	2016	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$16.0	$20.1	$(4.1)	$(0.3)	$1.2	$(3.0)	$(0.4)	$(1.6)
Fine Paper and Packaging	17.5	18.4	(0.9)	1.5	(1.0)	(0.8)	—	(0.6)
Other	0.2	—	0.2	0.5	—	—	—	(0.3)
Unallocated corporate costs	(4.5)	(4.6)	0.1	—	—	—	—	0.1
Consolidated	$29.2	$33.9	$(4.7)	$1.7	$0.2	$(3.8)	$(0.4)	$(2.4)

(a)         Includes changes in selling price and product mix.
(b)         Includes price changes for raw materials, energy and acquisition-related purchasing synergies.
(c)          Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and SG&A expenses, start-up costs for the U.S. filtration business and integration/restructuring costs.

Consolidated operating income of $29.2 million for the three months ended June 30, 2017 decreased $4.7 million from the prior year period. The decline was primarily due to higher manufacturing costs resulting from the U.S. filtration business start-up, higher input costs, unplanned downtime in Fine Paper and Packaging and unfavorable currency effects in Technical Products. These unfavorable variances were partially offset by higher volume in Fine Paper and Packaging, an improved mix and manufacturing efficiencies in Technical Products, and lower integration and restructuring costs in both segments. Excluding integration and restructuring costs of $1.4 million for 2016, operating income decreased $6.1 million (17%).

•
Operating income for our technical products business decreased $4.1 million from the prior year period primarily due to higher manufacturing costs, which included $3.3 million resulting from the U.S. filtration capacity start-up and $3.0 million due to higher material costs. These items were partially offset by benefits from improved manufacturing efficiencies, a higher value sales mix, and lower integration and restructuring costs. Excluding integration and restructuring costs of $0.2 million for 2016, operating income decreased $4.3 million from the prior year.

•
Operating income for our fine paper and packaging business decreased $0.9 million from the prior year period as a result of higher manufacturing costs, which included $0.8 million of higher material costs and additional costs for unplanned downtime. These items were partially offset by increased volumes, higher selling prices and lower integration costs. Excluding integration costs of $0.5 million for 2016, operating income decreased $1.4 million.

•
Unallocated corporate expenses for the three months ended June 30, 2017 of $4.5 million was $0.1 million lower than the prior year period. The favorable comparison to the prior year period is primarily due to timing of certain expenses.

 The following table presents our operating income by segment for the six months ended June 30, 2017 and 2016:

			Change in Operating Income Compared to Prior Period
	Six Months Ended June 30,			Change Due To
			Total		Net	Input
	2017	2016	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$28.5	$39.3	$(10.8)	$0.5	$0.3	$(3.9)	$(0.7)	$(7.0)
Fine Paper and Packaging	37.8	35.9	1.9	3.0	(3.3)	(0.1)	—	2.3
Other	(0.1)	—	(0.1)	(0.9)	—	—	—	0.8
Unallocated corporate costs	(10.0)	(9.9)	(0.1)	—	—	—	—	(0.1)
Consolidated	$56.2	$65.3	$(9.1)	$2.6	$(3.0)	$(4.0)	$(0.7)	$(4.0)

(a)         Includes changes in selling price and product mix.
(b)         Includes price changes for raw materials, energy and acquisition-related purchasing synergies.
(c)          Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and SG&A expenses, start-up costs for the U.S. filtration business and integration/restructuring costs.

Consolidated operating income of $56.2 million for the six months ended June 30, 2017 decreased $9.1 million from the prior year period.  The decline was primarily due to higher manufacturing costs resulting from the U.S. filtration business start-up, increases in input costs and unfavorable currency effects in Technical Products. These items were only partially offset by higher sales volume and selling prices, lower SG&A spending, and lower integration and restructuring costs.  Excluding integration and restructuring costs of $2.5 million for 2016, operating income decreased $11.6 million (17%).

•
Operating income for our technical products business decreased $10.8 million from the prior year period primarily due to higher manufacturing costs, including $6.4 million resulting from the U.S. filtration capacity start-up and other unfavorable impacts from higher material costs and unplanned downtime in Germany and unfavorable currency effects. These items were partially offset by benefits from higher sales mix, manufacturing efficiencies, and lower integration and restructuring costs. Excluding integration and restructuring costs of $0.5 million for 2016, operating income decreased $11.3 million from the prior year.

•
Operating income for our fine paper and packaging business increased $1.9 million from the prior year period as a result of higher sales volume, manufacturing efficiencies and lower integration costs, that were partially offset by lower priced product mix, unplanned downtime and higher material costs. Excluding integration costs of $0.8 million for 2016, operating income increased $1.1 million.

•
Unallocated corporate expenses for the six months ended June 30, 2017 of $10.0 million was $0.1 million higher than the prior year period. The unfavorable comparison to the prior year period is primarily due to timing of certain expenses.

The following table sets forth our operating income by segment, adjusted for the effects of integration and restructuring costs, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating income
Technical Products	$16.0	$20.1	$28.5	$39.3
Fine Paper and Packaging	17.5	18.4	37.8	35.9
Other	0.2	—	(0.1)	—
Unallocated corporate costs	(4.5)	(4.6)	(10.0)	(9.9)
Operating Income as Reported	$29.2	$33.9	$56.2	$65.3
Adjustments to Reported Operating Income
Technical Products
Integration/Restructuring costs	—	0.2	—	0.5
Fine Paper and Packaging
Integration costs	—	0.5	—	0.8
Other
Integration costs	—	0.4	—	0.6
Unallocated corporate costs
Restructuring costs	—	0.3	—	0.6
Total Adjustments to Reported Operating Income	—	1.4	—	2.5
Operating Income as Adjusted	$29.2	$35.3	$56.2	$67.8

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

Additional Statement of Operations Commentary:

•
SG&A expense of $24.6 million for the three months ended June 30, 2017 was $0.2 million higher than SG&A expense of $24.4 million in the prior year period due to timing of certain items. For the three months ended June 30, 2017, SG&A expense as a percent of sales remained consistent with the prior year period at 9.9 percent.

•
For the three months ended June 30, 2017, we incurred net interest expense of $3.0 million which was higher than the $2.7 million for prior year period, primarily due to capitalization of interest of $0.2 million for the U.S. filtration project in 2016.

•
In general, our effective tax rate differs from the U.S. statutory tax rate of 35 percent primarily due to the proportion of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate, research and development and other tax credits and excess tax benefits from stock compensation. For the three months ended June 30, 2017 and 2016, we recorded an income tax provision of $1.2 million and $9.8 million, respectively. The effective income tax rate of 5 percent for the three months ended June 30, 2017 was lower than the tax rate of 31 percent for the three months ended June 30, 2016. Prior to the three months ended June 30, 2017, we had not asserted under ASC 740, Income Taxes, that unremitted earnings of our German operations were indefinitely reinvested. Therefore, deferred U.S. income taxes were accrued on those earnings which we planned to repatriate in the future. In June 2017, as part of our annual strategic plan review, we reassessed our intentions regarding the indefinite reinvestment of undistributed earnings of our German operations and asserted our intent to indefinitely reinvest them. Accordingly, we are no longer providing deferred income taxes on the 2017 unremitted earnings of our German operations and such taxes provided in the first quarter of 2017 of $2.3 million were reversed. In addition, the $4.1 million deferred income tax liability on unremitted German earnings for 2016 was eliminated.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2017	2016
Net cash flow provided by (used in):
Operating activities	$45.4	$57.1

Investing activities:
Capital expenditures	(19.2)	(28.6)
Other investing activities	(0.1)	(0.1)
Total	(19.3)	(28.7)

Financing activities:
Net repayments of long-term debt	(1.3)	(11.7)
Other financing activities	(19.0)	(16.2)
Total	(20.3)	(27.9)
Effect of exchange rate changes on cash and cash equivalents	0.3	(0.2)
Net increase in cash and cash equivalents	$6.1	$0.3

Operating Cash Flow Commentary

•
Cash provided by operating activities of $45.4 million for the six months ended June 30, 2017 was $11.7 million lower than cash provided by operating activities of $57.1 million in the prior year period. The unfavorable comparison was primarily due to an increase in our investment in working capital, largely in accounts receivable, and lower operating earnings in 2017.

Investing Commentary:

•
For the six months ended June 30, 2017 and 2016, cash used by investing activities was $19.3 million and $28.7 million, respectively, primarily consisting of capital expenditures. For the full year 2017, we expect capital expenditures of approximately $45 million, which is within our normal range of approximately 3 to 5 percent of net sales. For 2016, capital expenditures were out of our normal range due to the U.S. Filtration project, which was completed in 2016.

Financing Commentary:

Our liquidity requirements are provided by cash generated from operations and short and long-term borrowings.

•
For the six months ended June 30, 2017 and 2016, cash used in financing activities was $20.3 million and $27.9 million, respectively. Cash used in financing activities consists primarily of dividends paid, share repurchases, and net repayments of long-term debt.

•
Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of June 30, 2017, we had $42.4 million outstanding under our Global Revolving Credit Facilities and $127.3 million of available credit (based on exchange rates at June 30, 2017).

•	We have required debt principal payments through June 30, 2018 of $1.3 million for principal payments on the German loan agreement.

•
For the six months ended June 30, 2017, cash and cash equivalents increased $6.1 million to $9.2 million at June 30, 2017 from $3.1 million at December 31, 2016. Total debt decreased $0.1 million to $220.8 million at June 30, 2017 from $220.9 million at December 31, 2016. Net debt (total debt minus cash and cash equivalents) decreased by $6.2 million.

•
As of June 30, 2017, our cash balance of $9.2 million consists of $5.5 million in the U.S. and $3.7 million held at entities outside of the U.S. As of June 30, 2017, there were no restrictions regarding the repatriation of our non-U.S.

cash. However, the repatriation of these cash balances to the U.S. would increase our income tax provision since they are asserted to be indefinitely reinvested.

Transactions With Shareholders

•
In November 2016, our Board of Directors approved a twelve percent increase in the annual dividend rate on our common stock to $1.48 per share. Beginning in March 2017, the dividend is being paid in four equal quarterly installments of $0.37 per share. For the six months ended June 30, 2017 and 2016, we paid cash dividends of $0.74 per common share or $12.6 million and $0.66 per common share or $11.1 million, respectively.

•
Purchases under the 2017 Stock Purchase Plan will be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. The 2017 Stock Purchase Plan does not require us to purchase any specific number of shares and may be suspended or discontinued at any time. For the six months ended June 30, 2017 and 2016, we repurchased approximately 85,400 shares of Common Stock at a cost of $6.8 million and 95,200 shares of Common Stock at a cost of $5.4 million, respectively. For further details on our Stock Purchase Plans refer to Note 7.

Other Items:

•
As of June 30, 2017, we had $24.6 million of U.S. federal and state research and development ("R&D") Credits which, if not used, will expire between 2029 and 2037 for the U.S. federal R&D Credits and between 2017 and 2032 for the state R&D Credits. We reflected a valuation allowance of $3.2 million against a portion of the R&D Credits. In addition, as of June 30, 2017, we had $44.8 million of state net operating losses ("NOLs"). Our state NOLs may be used to offset approximately $2.1 million in state income taxes. If not used, substantially all of the state NOLs will expire in various amounts between 2017 and 2037.

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

•	our existing and future indebtedness;

•	our ability to successfully integrate acquired businesses into our existing operations;

•	our NOLs may expire before we are able to offset our tax liabilities; and

•	other risks that are detailed from time to time in reports we file with the SEC.

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

As of June 30, 2017, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the six months ended June 30, 2017. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities:

The following table contains information about our purchases of our equity securities for the three months ended June 30, 2017.

Months in 2017	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (a)
April	—	$—	—	$10,824,468
May	—	$—	—	$10,824,468
June	—	$—	—	$10,824,468

(a)         As of June 30, 2017, the Company has purchased approximately 176,896 shares of Common Stock at an aggregate cost of $14.2 million under the 2017 Stock Purchase Plan and 2016 Stock Purchase Plan.  For further discussion on the share repurchase plans refer to Note 7.

Item 6.  Exhibits

Exhibit Number	Exhibit

10.1	Neenah Paper Supplemental Pension Plan, as amended and restated effective as of April 4, 2017
31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

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

August 4, 2017