Form 10-Q
period 2017-09-30
Neenah Paper Inc
filed 2017-11-08
CIK 1296435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 2, 2017, there were approximately 16,818,390 shares of the Company’s common stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
'[	2017	2016	2017	2016
Net sales	$245.1	$232.9	$735.9	$721.0
Cost of products sold	197.1	183.7	582.3	553.0
Gross profit	48.0	49.2	153.6	168.0
Selling, general and administrative expenses	21.4	21.0	70.9	71.8
Acquisition/integration/restructuring costs	0.9	1.2	0.9	3.7
Insurance settlement	(3.2)	—	(3.2)	—
Other (income) expense - net	(0.1)	0.1	(0.2)	0.3
Operating income	29.0	26.9	85.2	92.2
Interest expense - net	3.2	2.7	9.4	8.3
Income from continuing operations before income taxes	25.8	24.2	75.8	83.9
Provision for income taxes	7.0	7.8	14.4	26.9
Income from continuing operations	18.8	16.4	61.4	57.0
Loss from discontinued operations, net of income taxes	—	—	—	(0.4)
Net income	$18.8	$16.4	$61.4	$56.6

Earnings Per Common Share
Basic
Continuing operations	$1.11	$0.97	$3.63	$3.36
Discontinued operations	—	—	—	(0.02)
Basic	$1.11	$0.97	$3.63	$3.34
Diluted
Continuing operations	$1.10	$0.95	3.58	3.30
Discontinued operations	—	—	—	(0.02)
Diluted	$1.10	$0.95	3.58	3.28

Weighted Average Common Shares Outstanding (in thousands)
Basic	16,811	16,771	16,794	16,774
Diluted	16,974	17,088	17,034	17,068

Cash Dividends Declared Per Share of Common Stock	$0.37	$0.33	$1.11	$0.99

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$18.8	$16.4	$61.4	$56.6
Unrealized foreign currency translation gain	5.0	0.7	16.1	0.9
Reclassification of amortization of adjustments to pension and other postretirement benefit liabilities recognized in net periodic benefit cost (Note 5)	1.4	1.9	4.6	5.5
Net gain (loss) from pension and other postretirement benefit plans (Note 3)	0.2	—	(1.0)	—
Unrealized gain on “available-for-sale” securities	—	—	0.1	0.1
Income from other comprehensive income items	6.6	2.6	19.8	6.5
Provision for income taxes	0.5	0.7	1.4	2.1
Other comprehensive income	6.1	1.9	18.4	4.4
Comprehensive income	$24.9	$18.3	$79.8	$61.0

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$24.2	$3.1
Accounts receivable (less allowances of $1.7 million and $1.5 million)	122.7	96.5
Inventories	124.3	116.3
Prepaid and other current assets	17.4	20.4
Total Current Assets	288.6	236.3
Property, Plant and Equipment
Property, Plant and Equipment, at cost	800.1	755.6
Less accumulated depreciation	418.7	391.0
Property, plant and equipment—net	381.4	364.6
Deferred Income Taxes	10.1	6.1
Goodwill	74.3	70.4
Intangible Assets—net	73.5	74.0
Other Noncurrent Assets	18.9	14.2
TOTAL ASSETS	$846.8	$765.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$1.3	$1.2
Accounts payable	60.9	55.6
Accrued expenses	52.2	51.2
Total Current Liabilities	114.4	108.0
Long-term Debt	221.6	219.7
Deferred Income Taxes	20.8	10.1
Noncurrent Employee Benefits	86.3	86.7
Other Noncurrent Obligations	6.8	2.8
TOTAL LIABILITIES	449.9	427.3
Contingencies and Legal Matters (Note 8)	—	—
TOTAL STOCKHOLDERS’ EQUITY	396.9	338.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$846.8	$765.6

See Notes to Condensed Consolidated Financial Statements

NEENAH PAPER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$61.4	$56.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.3	24.0
Stock-based compensation	4.3	4.4
Deferred income tax provision	4.4	10.4
Non-cash effects of changes in liabilities for uncertain income tax positions	0.2	—
Loss on asset dispositions	0.2	0.1
(Increase) decrease in working capital	(12.2)	4.7
Pension and other postretirement benefits	(1.1)	(2.3)
Other	0.1	(0.2)
NET CASH PROVIDED BY OPERATING ACTIVITIES	81.6	97.7

INVESTING ACTIVITIES
Capital expenditures	(27.2)	(49.4)
Asset acquisition	(8.0)	—
Purchase of marketable securities	—	(0.1)
Other	(0.3)	—
NET CASH USED IN INVESTING ACTIVITIES	(35.5)	(49.5)

FINANCING ACTIVITIES
Long-term borrowings (Note 4)	212.3	185.9
Repayments of long-term debt (Note 4)	(212.1)	(206.3)
Cash dividends paid	(18.9)	(16.8)
Shares purchased (Note 7)	(7.0)	(8.0)
Proceeds from exercise of stock options	0.4	0.3
NET CASH USED IN FINANCING ACTIVITIES	(25.3)	(44.9)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	0.3	(0.2)
NET INCREASE IN CASH AND CASH EQUIVALENTS	21.1	3.1
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3.1	4.2
CASH AND CASH EQUIVALENTS, END OF PERIOD	$24.2	$7.3

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest expense capitalized	$6.1	$5.2
Cash paid during period for income taxes	$6.4	$14.1
Non-cash investing activities:
Liability for equipment acquired	$3.0	$10.0

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

Earnings per Share (“EPS”)

The following table presents the computation of basic and diluted EPS (dollars in millions except per share amounts, shares in thousands):

Earnings Per Basic Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income from continuing operations	$18.8	$16.4	$61.4	$57.0
Amounts attributable to participating securities	(0.2)	(0.2)	(0.5)	(0.6)
Income from continuing operations available to common stockholders	18.6	16.2	60.9	56.4
Loss from discontinued operations, net of income taxes	—	—	—	(0.4)
Net income available to common stockholders	$18.6	$16.2	$60.9	$56.0

Weighted-average basic shares outstanding	16,811	16,771	16,794	16,774

Continuing operations	$1.11	$0.97	$3.63	$3.36
Discontinued operations	—	—	—	(0.02)
Basic earnings per share	$1.11	$0.97	$3.63	$3.34

Earnings Per Diluted Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income from continuing operations	$18.8	$16.4	$61.4	$57.0
Amounts attributable to participating securities	(0.2)	(0.2)	(0.5)	(0.6)
Income from continuing operations available to common stockholders	18.6	16.2	60.9	56.4
Loss from discontinued operations, net of income taxes	—	—	—	(0.4)
Net income available to common stockholders	$18.6	$16.2	$60.9	$56.0

Weighted-average basic shares outstanding	16,811	16,771	16,794	16,774
Add: Assumed incremental shares under stock compensation plans (a)	163	317	240	294
Weighted-average diluted shares	16,974	17,088	17,034	17,068

Continuing operations	$1.10	$0.95	$3.58	$3.30
Discontinued operations	—	—	—	(0.02)
Diluted earnings per share	$1.10	$0.95	$3.58	$3.28

(a)         For the three months ended September 30, 2017, there were 144,000 potentially dilutive options excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s common stock. For the three months ended September 30, 2016, there were no antidilutive options. For the nine months ended September 30, 2017 and 2016, there were 72,000 and 47,000 potentially dilutive options, respectively, excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s common stock.

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

The following table presents the carrying value and the fair value of the Company’s debt.

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value (a)(b)	Carrying Value	Fair Value (a)(b)
2021 Senior Notes (5.25% fixed rate)	$175.0	$171.0	$175.0	$169.5
Global Revolving Credit Facilities (variable rates)	43.9	43.9	42.9	42.9
German loan agreement (2.45% fixed rate)	7.0	7.0	6.8	6.8
Total debt	$225.9	$221.9	$224.7	$219.2

(a)         The fair value for all debt instruments was estimated from Level 2 measurements.
(b)         The fair value of short and long-term debt is estimated using rates currently available to the Company for debt of the same remaining maturities.

As of September 30, 2017, the Company had $3.6 million in marketable securities classified as “Other Assets” on the condensed consolidated balance sheet. The cost of such marketable securities was $3.4 million. Fair value for the Company’s marketable securities was estimated from Level 1 inputs. The Company’s marketable securities are designated for the payment of benefits under its supplemental employee retirement plan (“SERP”). As of September 30, 2017, Neenah Germany had investments of $1.7 million that were restricted to the payment of certain post-retirement employee benefits of which $0.6 million and $1.1 million are classified as “Prepaid and other current assets” and “Other Assets”, respectively, on the condensed consolidated balance sheet.

Income Taxes

Prior to June 30, 2017, the Company had not asserted under ASC 740, Income Taxes, that unremitted earnings of our German operations were indefinitely reinvested. Therefore, deferred U.S. income taxes were accrued on those earnings which we planned to repatriate in the future. In June 2017, as part of our annual strategic plan review, the Company reassessed its intentions regarding the indefinite reinvestment of undistributed earnings of our German operations and asserted its intent to indefinitely reinvest them. As a result, the Company is no longer providing deferred income taxes on the 2017 unremitted earnings of our German operations and such taxes provided in the first quarter of 2017 of $2.3 million were reversed in the second quarter of 2017. In addition, the $4.1 million deferred income tax liability on unremitted German earnings for 2016 was eliminated in the second quarter of 2017.

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

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). ASU 2017-07 requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if such a subtotal is presented. In addition, only the service-cost component of net benefit cost is eligible for capitalization. This ASU will be implemented by the Company as of January 1, 2018. The Company does not expect the adoption of ASU 2017-07 to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business. The amendments in this ASU provide guidance in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The amendments are effective for the Company as of January 1, 2018, on a prospective basis. The Company early adopted ASU 2017-01 in the third quarter of 2017. There was no material impact on the consolidated financial statements as a result of the adoption.

As of September 30, 2017, no other amendments to the ASC have been issued that will have or are reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 3.  Supplemental Balance Sheet Data

The following table presents inventories by major class:

	September 30, 2017	December 31, 2016
Raw materials	$32.5	$31.6
Work in progress	36.7	26.8
Finished goods	61.6	63.0
Supplies and other	3.6	3.1
	134.4	124.5
Adjust FIFO inventories to LIFO cost	(10.1)	(8.2)
Total	$124.3	$116.3

The FIFO values of inventories valued on the LIFO method were $117.9 million and $106.8 million as of September 30, 2017 and December 31, 2016, respectively. For the three and nine months ended September 30, 2017, income from continuing operations before income taxes was increased by less than $0.1 million due to a decrease in certain LIFO inventory quantities.

The following table presents changes in accumulated other comprehensive income (loss) (“AOCI”) for the nine months ended September 30, 2017:

	Net unrealized foreign currency translation gain (loss)	Net gain (loss) from pension and other postretirement liabilities (a)	Unrealized gain (loss) on “available-for-sale” securities	Accumulated other comprehensive income (loss)
AOCI — December 31, 2016	$(27.4)	$(64.5)	$(0.1)	$(92.0)
Other comprehensive income (loss) before reclassifications	16.1	(1.0)	0.1	15.2
Amounts reclassified from AOCI	—	4.6	—	4.6
Income from other comprehensive income items	16.1	3.6	0.1	19.8
Provision for income taxes	0.1	1.3	—	1.4
Other comprehensive income	16.0	2.3	0.1	18.4
AOCI — September 30, 2017	$(11.4)	$(62.2)	$—	$(73.6)

(a) For the nine months ended September 30, 2017, the Company recorded a $1.2 million increase in the employee benefit obligation related to a pension remeasurement resulting from the redistribution of active and inactive participants into separate pension plans. The Company also recorded a $0.2 million settlement loss in SERP for the three months ended September 30, 2017.

For the nine months ended September 30, 2017 and 2016, the Company reclassified $4.6 million and $5.5 million, respectively, of costs from accumulated other comprehensive income to cost of products sold and selling, general and administrative expenses on the condensed consolidated statements of operations. For the nine months ended September 30, 2017 and 2016, the Company recognized an income tax benefit of $1.7 million and $2.1 million, related to such reclassifications classified as "Provision for income taxes" on the condensed consolidated statements of operations.

Note 4.  Debt

Long-term debt consisted of the following:

	September 30, 2017	December 31, 2016
2021 Senior Notes (5.25% fixed rate) due May 2021	$175.0	$175.0
Global Revolving Credit Facilities (variable rates) due December 2019	43.9	42.9
German loan agreement (2.45% fixed rate) due in 32 equal quarterly installments ending September 2022	7.0	6.8
Deferred financing costs	(3.0)	(3.8)
Total debt	222.9	220.9
Less: Debt payable within one year	1.3	1.2
Long-term debt	$221.6	$219.7

2021 Senior Notes

In May 2013, the Company completed an underwritten offering of eight-year senior unsecured notes (the “2021 Senior Notes”) at a face amount of $175 million. The 2021 Senior Notes contain terms, covenants and events of default with which the Company must comply, which the Company believes are ordinary and standard for notes of this nature. As of September 30, 2017, the Company was in compliance with all terms of the indenture for the 2021 Senior Notes.

Amended and Restated Secured Revolving Credit Facility

In December 2014, the Company amended and restated its existing credit facility by entering into the Third Amended and Restated Credit Agreement (the “Third Amended Credit Agreement”).

The Third Amended Credit Agreement contains covenants with which the Company and its subsidiaries must comply during the term of the agreement, which the Company believes are ordinary and standard for agreements of this nature. As of September 30, 2017, the Company was in compliance with all terms of the Third Amended Credit Agreement.

On August 30, 2017, the Company amended the Third Amended Credit Agreement, among other things, to make certain definitional and administrative changes to address definition of EBITDA, Inter-Company Loans and Permitted Offshore Acquisitions, as further defined in the Third Amended Credit Agreement, in order to enable the Company to more efficiently operate and grow in international markets.

Availability under the Global Revolving Credit Facilities varies over time depending on the value of the Company’s inventory, receivables and various capital assets. As of September 30, 2017, the Company had $43.9 million of borrowings and $0.9 million in letters of credit outstanding under the Global Revolving Credit Facilities and $125.9 million of available credit (based on exchange rates at September 30, 2017). As of September 30, 2017, the weighted-average interest rate on outstanding Global Revolving Credit Facility borrowings was 3.2 percent per annum. As of December 31, 2016, the weighted-average interest rate under the Global Revolving Credit Facilities was 2.8 percent per annum.

Under the terms of the 2021 Senior Notes and the Third Amended Credit Agreement, the Company has limitations on its ability to repurchase shares of and pay dividends on its Common Stock. These limitations are triggered depending on the Company’s credit availability under the Third Amended Credit Agreement and leverage levels under the Senior Notes. As of September 30, 2017, none of these covenants were restrictive to the Company’s ability to repurchase shares of and pay dividends on its Common Stock.

For additional information about our debt agreements, see Note 7 of the Notes to Consolidated Financial Statements in our 2016 Form 10-K.

Borrowings and Repayments of Long-Term Debt

The condensed consolidated statements of cash flows present borrowings and repayments under the Global Revolving Credit Facilities using a gross approach. This approach presents not only discrete borrowings for transactions such as a business acquisition, but also reflects all borrowings and repayments that occur as part of daily management of cash receipts and disbursements. For the nine months ended September 30, 2017, the Company made scheduled debt repayments of $0.6 million, $8.0 million of borrowings for an asset acquisition, and the remaining amounts of borrowings and repayments related to daily cash management activities. For the nine months ended September 30, 2016, the Company made scheduled debt repayments of $0.9 million and net long-term debt repayments of $19.5 million related to daily cash management activities.

Note 5.  Pension and Other Postretirement Benefits

Pension Plans

Substantially all active employees of the Company’s U.S. operations participate in defined benefit pension plans and/or defined contribution retirement plans. The Company has defined benefit plans for substantially all its employees in Germany and the United Kingdom. In addition, the Company maintains a SERP which is a non-qualified defined benefit plan and a supplemental retirement contribution plan (the “SRCP”) which is a non-qualified, unfunded defined contribution plan. The Company provides benefits under the SERP and SRCP to the extent necessary to fulfill the intent of its retirement plans without regard to the limitations set by the Internal Revenue Code on qualified and non-qualified retirement benefit plans.

The following table presents the components of net periodic benefit cost for the Company’s defined benefit plans and postretirement plans other than pensions:

Components of Net Periodic Benefit Cost for Defined Benefit Plans

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended September 30,
	2017	2016	2017	2016
Service cost	$1.3	$1.2	$0.3	$0.3
Interest cost	3.6	4.0	0.3	0.4
Expected return on plan assets (a)	(5.0)	(4.7)	—	—
Recognized net actuarial loss	1.4	1.6	—	0.1
Amortization of prior service benefit	0.1	0.1	—	(0.1)
Net periodic benefit cost	$1.4	$2.2	$0.6	$0.7

	Pension Benefits		Postretirement Benefits Other than Pensions
	Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$4.0	$3.6	$0.9	$0.9
Interest cost	11.0	12.0	1.1	1.2
Expected return on plan assets (a)	(14.8)	(14.2)	—	—
Recognized net actuarial loss	4.5	4.9	0.1	0.2
Amortization of prior service benefit	0.2	0.2	(0.1)	(0.2)
Net periodic benefit cost	$4.9	$6.5	$2.0	$2.1

(a)         The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

The Company expects to make aggregate contributions to qualified and nonqualified defined benefit pension trusts and to pay pension benefits for unfunded pension and other postretirement benefit plans of approximately $16 million in calendar 2017.  For the nine months ended September 30, 2017, the Company made $9.0 million of such payments. The Company made similar payments of $5.6 million and $18.4 million for the nine months ended September 30, 2016 and for the year ended December 31, 2016, respectively.

Note 6.  Stock Compensation Plan

Stock Options and Stock Appreciation Rights (“Options”)

The following table presents information regarding Options awarded during the nine months ended September 30, 2017:

Options granted	144,089
Per share weighted average exercise price	$82.11
Per share weighted average grant date fair value	$13.54

The weighted-average grant date fair value for Options granted during the nine months ended September 30, 2017 was estimated using the Black-Scholes option valuation model with the following assumptions:

Expected term in years	5.8
Risk free interest rate	2.1%
Volatility	22.9%
Dividend yield	3.0%

The following table presents information regarding Options that vested during the nine months ended September 30, 2017:

Options vested	113,581
Aggregate grant date fair value of Options vested (in millions)	$1.6

The following table presents information regarding outstanding Options:

	September 30, 2017	December 31, 2016
Options outstanding	502,595	530,462
Aggregate intrinsic value (in millions)	$15.7	$25.0
Per share weighted average exercise price	$54.36	$38.35
Exercisable Options	279,581	336,336
Aggregate intrinsic value (in millions)	$12.6	$19.3
Unvested Options	223,014	194,126
Per share weighted average grant date fair value	$14.65	$15.15

Performance Share Units (“PSUs”) and Restricted Share Units (“RSUs”)

For the nine months ended September 30, 2017, the Company granted target awards of 41,883 PSUs. The measurement period for three fourths of the PSUs is January 1, 2017 through December 31, 2017, and for the remaining fourth of the PSUs is January 1, 2017 through December 31, 2019. The PSUs vest on December 31, 2019. Common Stock equal to not less than 40 percent and not more than 200 percent of the PSUs target will be awarded based on the Company’s return on invested capital, consolidated revenue growth, EPS and total return to shareholders relative to the companies in the Russell 2000® Value small cap index. The Company’s return on invested capital, consolidated revenue growth and EPS are adjusted for certain items as further described in the Performance Share Award Agreement. The market price on the date of grant for the PSUs was $82.12 per share.

For the nine months ended September 30, 2017, the Company awarded 9,226 RSUs to non-employee members of the Board of Directors. The weighted average grant date fair value of such awards was $75.85 per share and the awards vest one year from the date of grant. During the vesting period, the holders of the RSUs are entitled to dividends, but the RSUs do not have voting rights and are forfeited in the event the holder is no longer a member of the Board of Directors on the vesting date.

Note 7.  Stockholders’ Equity

Common Stock

As of September 30, 2017 and December 31, 2016, the Company had 16,818,005 shares and 16,771,000 shares of Common Stock outstanding, respectively.

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

	Nine Months Ended September 30,
	2017		2016
	Shares	$	Shares	$
2017 Stock Purchase Plan	—	$—	—	$—
2016 Stock Purchase Plan	85,354	6.8	33,800	2.6
2015 Stock Purchase Plan	—	—	93,600	5.2

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

Employees and Labor Relations

The Company’s U.S. union employees are represented by the United Steelworkers Union (the “USW”).  Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the “IG BCE”). As of September 30, 2017, the Company had approximately 653 U.S. employees covered under collective bargaining agreements that will expire in the next 12 months. The following table shows the expiration dates of the Company’s various bargaining agreements and the number of employees covered under each of these agreements.

Contract Expiration Date	Location	Union	Number of Employees
January 2018	Whiting, WI (b)	USW	199
June 2018	Neenah, WI (b)	USW	251
July 2018	Munising, MI (b)	USW	203
February 2019	Neenah Germany	IG BCE	(a)
May 2019	Appleton, WI (b)	USW	96
August 2021	Brattleboro, VT	USW	90
November 2021	Lowville, NY	USW	111

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

The following table summarizes the net sales and operating income for each of the Company’s business segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales
Technical Products	$125.9	$114.1	$375.1	$362.1
Fine Paper and Packaging	113.3	112.9	343.3	340.4
Other	5.9	5.9	17.5	18.5
Consolidated	$245.1	$232.9	$735.9	$721.0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating income (loss)
Technical Products	$15.6	$14.1	$44.1	$53.4
Fine Paper and Packaging	17.8	17.3	55.6	53.2
Other	0.2	0.1	0.1	0.1
Unallocated corporate costs	(4.6)	(4.6)	(14.6)	(14.5)
Consolidated	$29.0	$26.9	$85.2	$92.2

Note 10.  Subsequent Event

On November 1, 2017, the Company purchased all of the outstanding equity of W.A. Sanders Coldenhove Holding B.V. ("Coldenhove") for approximately $45 million. The payment was funded with $14 million of cash on hand and borrowings of $31 million from the Global Revolving Credit Facilities. Coldenhove is a specialty materials manufacturer based in the Netherlands, with a leading position in digital transfer media and other technical products. The Company assumed all rights, obligations and liabilities of Coldenhove, subject to certain representations, warranties, terms, conditions and indemnities typical in this type of transaction. The Company will account for this acquisition in accordance with ASC 805, Business Combinations, which requires the assets acquired and the liabilities assumed to be measured at fair value at the date of the acquisition. The Company has not included the unaudited pro forma information in this filing, as the Company has not yet finalized the acquisition accounting.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our financial position as of September 30, 2017 and our results of operations for the three and nine months ended September 30, 2017 and 2016. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Executive Summary

For the three months ended September 30, 2017, consolidated net sales of $245.1 million increased $12.2 million from the prior year period, as a result of growth in Technical Products due to higher volumes and favorable currency effects, and modest growth in Fine Paper and Packaging due mostly to higher priced mix.

Consolidated operating income of $29.0 million for the three months ended September 30, 2017 increased $2.1 million from the prior year period. The increase was primarily due to volume growth and improved operational efficiencies in Technical Products, as well as proceeds from an insurance settlement and benefits from currency effects. These favorable variances were partially offset by expected start-up losses in the US filtration business and higher input and transportation costs.

Cash provided by operating activities of $81.6 million for the nine months ended September 30, 2017 was $16.1 million lower than cash generated of $97.7 million in the prior year period, primarily due to an increased investment in working capital, largely in accounts receivable.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, earnings before interest and taxes (which we refer to as “operating income”) and other information relevant to an understanding of our results of operations for the three and nine months ended September 30, 2017 and 2016.

Analysis of Net Sales — three and nine months ended September 30, 2017 and 2016

The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Net sales
Technical Products	$125.9	52%	$114.1	49%	$375.1	51%	$362.1	50%
Fine Paper and Packaging	113.3	46%	112.9	48%	343.3	47%	340.4	47%
Other	5.9	2%	5.9	3%	17.5	2%	18.5	3%
Consolidated	$245.1	100%	$232.9	100%	$735.9	100%	$721.0	100%

Commentary:

The following table presents our net sales by segment for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Change in Net Sales Compared to Prior Period
				Change Due To
	2017	2016	Total Change	Volume	Net Price (a)	Currency
Technical Products	$125.9	$114.1	$11.8	$8.3	$0.7	$2.8
Fine Paper and Packaging	113.3	112.9	$0.4	(1.8)	2.2	—
Other	5.9	5.9	$—	—	—	—
Consolidated	$245.1	$232.9	$12.2	$6.5	$2.9	$2.8

(a)         Includes changes in selling price and product mix.

Consolidated net sales of $245.1 million for the three months ended September 30, 2017 increased $12.2 million from the prior year period, as a result of growth in Technical Products due to higher volumes and favorable currency effects, and modest growth in Fine Paper and Packaging due mostly to higher priced mix.

•
Net sales in our technical products business increased $11.8 million from the prior period due to increased volumes for backings, label and filtration, as well as higher average selling prices and favorable currency exchange effects.

•
Net sales in our fine paper and packaging business increased $0.4 million from the prior year period due to higher average selling prices, which offset lower shipping volumes. Volumes declined primarily for lower-priced, non-branded grades, which also contributed to a higher priced sales mix.

The following table presents our net sales by segment for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,		Change in Net Sales Compared to Prior Period
				Change Due To
	2017	2016	Total Change	Volume	Net Price (a)	Currency
Technical Products	$375.1	$362.1	$13.0	$8.3	$6.2	$(1.5)
Fine Paper and Packaging	343.3	340.4	$2.9	8.5	(5.6)	—
Other	17.5	18.5	$(1.0)	(1.0)	—	—
Consolidated	$735.9	$721.0	$14.9	$15.8	$0.6	$(1.5)

(a)         Includes changes in selling price and product mix.

Consolidated net sales of $735.9 million for the nine months ended September 30, 2017 increased $14.9 million from the prior year period, as growth in both Fine Paper and Packaging and Technical Products was only partially offset by lower price mix in Fine Paper and Packaging, unfavorable currency effects, and a decline in sales of Other products, primarily related to datebooks, diaries and yearbooks.

•
Net sales in our technical products business increased $13.0 million from the prior period due to higher volumes in backings, label and filtration, as well as higher priced mix. These items were partly offset by unfavorable currency effects.

•
Net sales in our fine paper and packaging business increased $2.9 million from the prior year period due to higher volumes mostly offset by lower priced mix. Increased volumes reflected more direct sales of non-branded products as well as double digit growth in premium packaging.

 Analysis of Operating Income — Three and nine months ended September 30, 2017 and 2016

The following table sets forth line items from our condensed consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	80.4	78.9	79.1	76.7
Gross profit	19.6	21.1	20.9	23.3
Selling, general and administrative expenses	8.7	9.0	9.6	10.0
Acquisition/integration/restructuring costs	0.4	0.5	0.1	0.5
Insurance settlement	(1.3)	—	(0.4)	—
Other (income) expense - net	—	—	—	—
Operating income	11.8	11.6	11.6	12.8
Interest expense - net	1.3	1.2	1.3	1.2
Income from continuing operations before income taxes	10.5	10.4	10.3	11.6
Provision for income taxes	2.8	3.4	2.0	3.7
Income from continuing operations	7.7%	7.0%	8.3%	7.9%

Commentary:

The following table presents our operating income by segment for the three months ended September 30, 2017 and 2016:

			Change in Operating Income Compared to Prior Period
	Three Months Ended September 30,			Change Due To
			Total		Net	Input
	2017	2016	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$15.6	$14.1	$1.5	$2.3	$0.5	$(1.0)	$0.4	$(0.7)
Fine Paper and Packaging	17.8	17.3	0.5	(0.1)	0.1	(1.1)	—	1.6
Other	0.2	0.1	0.1	—	—	—	—	0.1
Unallocated corporate costs	(4.6)	(4.6)	—	—	—	—	—	—
Consolidated	$29.0	$26.9	$2.1	$2.2	$0.6	$(2.1)	$0.4	$1.0

(a)         Includes changes in selling price and product mix.
(b)         Includes price changes for raw materials and energy.
(c)          Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and SG&A expenses, start-up and other costs for the U.S. filtration business, insurance settlement, and acquisition/integration/restructuring costs.

Consolidated operating income of $29.0 million for the three months ended September 30, 2017 increased $2.1 million from the prior year period. The increase was primarily due to volume growth and improved operational efficiencies in Technical Products, as well as proceeds from an insurance settlement and benefits from currency effects. These favorable variances were partially offset by expected start-up losses in the US filtration business and higher input and transportation costs. Excluding an insurance settlement of $3.2 million for 2017 and acquisition, integration, and restructuring costs of $0.9 million and $1.2 million for 2017 and 2016, respectively, operating income decreased $1.4 million.

•
Operating income for our technical products business increased $1.5 million from the prior year period primarily due to higher sales volumes, improved operational efficiencies, higher average selling prices and favorable currency effects. In addition, costs were lower due to the annual filtration maintenance down in Germany being deferred to the fourth quarter. These items more than offset costs during the U.S. filtration start-up phase and rising input prices. Excluding integration and restructuring costs of $0.1 million for 2016, operating income increased $1.4 million from the prior year.

•
Operating income for our fine paper and packaging business increased $0.5 million from the prior year period. Operating income in 2017 included benefits from an insurance settlement of $2.9 million that was largely offset by increased transportation and input costs, and lower operating efficiencies. Excluding the insurance settlement of $2.9 million for 2017 and integration and restructuring costs of $0.3 million for 2016, operating income decreased $2.7 million.

•
Unallocated corporate expenses for the three months ended September 30, 2017 of $4.6 million were consistent with the prior year period. Excluding acquisition and integration costs of $0.9 million and $0.8 million for 2017 and 2016, respectively, operating income increased $0.1 million.

 The following table presents our operating income by segment for the nine months ended September 30, 2017 and 2016:

			Change in Operating Income Compared to Prior Period
	Nine Months Ended September 30,			Change Due To
			Total		Net	Input
	2017	2016	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$44.1	$53.4	$(9.3)	$2.8	$0.8	$(4.9)	$(0.3)	$(7.7)
Fine Paper and Packaging	55.6	53.2	2.4	2.9	(3.2)	(1.2)	—	3.9
Other	0.1	0.1	—	(1.0)	—	—	—	1.0
Unallocated corporate costs	(14.6)	(14.5)	(0.1)	—	—	—	—	(0.1)
Consolidated	$85.2	$92.2	$(7.0)	$4.7	$(2.4)	$(6.1)	$(0.3)	$(2.9)

(a)         Includes changes in selling price and product mix.
(b)         Includes price changes for raw materials and energy.
(c)          Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and SG&A expenses, start-up and other costs for the U.S. filtration business, insurance settlement, and integration/restructuring costs.

Consolidated operating income of $85.2 million for the nine months ended September 30, 2017 decreased $7.0 million from the prior year period. The decline was primarily due to higher losses resulting from the U.S. filtration business start-up phase, as well as increased input and transportation costs, and a lower value mix in Fine Paper & Packaging. These items were only partially offset by higher volumes and selling prices, proceeds from an insurance settlement, improved operational efficiencies and lower SG&A spending. Excluding an insurance settlement of $3.2 million and integration and restructuring costs of $0.9 million and $3.7 million for 2017 and 2016, respectively, operating income decreased $13.0 million.

•
Operating income for our technical products business decreased $9.3 million from the prior year period primarily due to higher manufacturing costs, including losses from the U.S. filtration business start-up phase, and other unfavorable impacts from higher material and transportation costs, additional downtime in Germany and unfavorable currency effects. These items were partially offset by benefits from higher sales mix, manufacturing efficiencies, and lower integration and restructuring costs. Excluding integration and restructuring costs of $0.6 million for 2016, operating income decreased $9.9 million from the prior year.

•
Operating income for our fine paper and packaging business increased $2.4 million from the prior year period as a result of higher sales volume, manufacturing efficiencies and lower integration costs, and an insurance settlement of $2.9 million, that were partially offset by lower priced product mix, unplanned downtime and higher material and transportation costs. Excluding the insurance settlement of $2.9 million for 2017 and integration and restructuring costs of $1.1 million for 2016, operating income decreased $1.6 million.

•
Unallocated corporate expenses for the nine months ended September 30, 2017 of $14.6 million was $0.1 million higher than the prior year period. Excluding acquisition and integration costs of $0.9 million and $1.4 million for 2017 and 2016, respectively, unallocated corporate expenses increased $0.6 million.

The following table sets forth our operating income by segment, adjusted for the effects of integration and restructuring costs, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating income
Technical Products	$15.6	$14.1	$44.1	$53.4
Fine Paper and Packaging	17.8	17.3	55.6	53.2
Other	0.2	0.1	0.1	0.1
Unallocated corporate costs	(4.6)	(4.6)	(14.6)	(14.5)
Operating Income as Reported	$29.0	$26.9	$85.2	$92.2
Adjustments to Reported Operating Income
Technical Products
Integration/Restructuring costs	—	0.1	—	0.6
Fine Paper and Packaging
Insurance settlement	(2.9)	—	(2.9)	—
Integration/Restructuring costs	—	0.3	—	1.1
Other
Insurance settlement	(0.3)	—	(0.3)	—
Integration/Restructuring costs	—	—	—	0.6
Unallocated corporate costs
Acquisition/Restructuring costs	0.9	0.8	0.9	1.4
Total Adjustments to Reported Operating Income	(2.3)	1.2	(2.3)	3.7
Operating Income as Adjusted	$26.7	$28.1	$82.9	$95.9

In accordance with generally accepted accounting principles in the United States (“GAAP”), consolidated operating income includes the pre-tax effects of insurance settlement, acquisition, integration, and restructuring costs. We believe that by adjusting reported operating income to exclude the effects of these items, the resulting adjusted operating income is on a basis that reflects the results of our ongoing operations. We believe that providing adjusted operating results will help investors gain an additional perspective of underlying business trends and results. Adjusted operating income is not a recognized term under GAAP and should not be considered in isolation or as a substitute for operating income derived in accordance with GAAP. Other companies may use different methodologies for calculating their non-GAAP financial measures and, accordingly, our non-GAAP financial measures may not be comparable to their measures.

Additional Statement of Operations Commentary:

•
SG&A expense of $21.4 million for the three months ended September 30, 2017 was $0.4 million higher than SG&A expense of $21.0 million in the prior year period. For the three months ended September 30, 2017, SG&A expense as a percent of sales decreased to 8.7 percent from 9.0 percent in the prior year period.

SG&A expense of $70.9 million for the nine months ended September 30, 2017 was $0.9 million lower than SG&A expense of $71.8 million in the prior year period. For the nine months ended September 30, 2017, SG&A expense as a percent of sales decreased to 9.6 percent from 10.0 percent in the prior year period.

•
For the three months ended September 30, 2017, we incurred net interest expense of $3.2 million which was higher than the $2.7 million for prior year period, primarily due to capitalization of interest of $0.3 million for the U.S. filtration project in 2016 and higher interest rates.

For the nine months ended September 30, 2017, we incurred net interest expense of $9.4 million which was higher than the $8.3 million for prior year period, primarily due to capitalization of interest of $0.7 million for the U.S. filtration project in 2016 and higher interest rates.

•
Historically, our effective tax rate differed from the U.S. statutory tax rate of 35 percent primarily due to the proportion of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate, research and development and other tax credits and excess tax benefits from stock compensation. In June 2017, as part of our annual strategic plan review, we reassessed our intentions regarding the indefinite reinvestment of undistributed earnings of our German operations and asserted our intent to indefinitely reinvest them under ASC 740, Income Taxes. Accordingly, we are no longer providing deferred income taxes on the 2017 unremitted earnings of our German operations. For the three months ended September 30, 2017 and 2016, we recorded an income tax provision of $7.0 million and $7.8 million, respectively. The effective income tax rate of 27 percent for the three months ended September 30, 2017 was lower than the tax rate of 32 percent for the three months ended September 30, 2016 due to the indefinite reinvestment assertion. For further detail refer to Note 1, "Background and Basis of Presentation - Income Taxes".

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2017	2016
Net cash flow provided by (used in):
Operating activities	$81.6	$97.7

Investing activities:
Capital expenditures	(27.2)	(49.4)
Asset acquisition	(8.0)	—
Other investing activities	(0.3)	(0.1)
Total	(35.5)	(49.5)

Financing activities:
Net repayments of long-term debt	0.2	(20.4)
Other financing activities	(25.5)	(24.5)
Total	(25.3)	(44.9)
Effect of exchange rate changes on cash and cash equivalents	0.3	(0.2)
Net increase in cash and cash equivalents	$21.1	$3.1

Operating Cash Flow Commentary

•
Cash provided by operating activities of $81.6 million for the nine months ended September 30, 2017 was $16.1 million lower than cash provided by operating activities of $97.7 million in the prior year period. The unfavorable comparison was primarily due to an increased investment in working capital, largely in accounts receivable.

Investing Commentary:

•
For the nine months ended September 30, 2017 and 2016, cash used by investing activities was $35.5 million and $49.5 million, respectively, primarily due to the U.S. Filtration project, which was completed in 2016. We acquired a laminating asset for $8.0 million in the third quarter of 2017 to support continued growth in our premium packaging business. For the full year 2017, we expect capital expenditures of approximately $45 million, which is within our normal range of approximately 3 to 5 percent of net sales.

Financing Commentary:

Our liquidity requirements are provided by cash generated from operations and short and long-term borrowings.

•
For the nine months ended September 30, 2017 and 2016, cash used in financing activities was $25.3 million and $44.9 million, respectively. Cash used in financing activities consists primarily of dividends paid, share repurchases, and net repayments of long-term debt.

•
Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of September 30, 2017, we had $43.9 million outstanding under our Global Revolving Credit Facilities and $125.9 million of available credit (based on exchange rates at September 30, 2017).

•	We have required debt principal payments through September 30, 2018 of $1.3 million for principal payments on the German loan agreement.

•
For the nine months ended September 30, 2017, cash and cash equivalents increased $21.1 million to $24.2 million at September 30, 2017 from $3.1 million at December 31, 2016. Total debt increased $2.0 million to $222.9 million at September 30, 2017 from $220.9 million at December 31, 2016. Net debt (total debt minus cash and cash equivalents) decreased by $19.1 million.

•
As of September 30, 2017, our cash balance of $24.2 million consists of $4.8 million in the U.S. and $19.4 million held at entities outside of the U.S. As of September 30, 2017, there were no restrictions regarding the repatriation of our non-U.S. cash. However, the repatriation of these cash balances to the U.S. would increase our income tax provision since the earnings are asserted to be indefinitely reinvested.

Transactions With Shareholders

•
In November 2016, our Board of Directors approved a 12 percent increase in the quarterly dividend rate on our common stock, to $0.37 per share, effective with the March 2017 dividend payment. For the nine months ended September 30, 2017 and 2016, we paid cash dividends of $1.11 per common share or $18.9 million and $0.99 per common share or $16.8 million, respectively.

•
Purchases under the 2017 Stock Purchase Plan will be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. The 2017 Stock Purchase Plan does not require us to purchase any specific number of shares and may be suspended or discontinued at any time. For the nine months ended September 30, 2017 and 2016, we repurchased approximately 85,400 shares of Common Stock at a cost of $6.8 million and 127,400 shares of Common Stock at a cost of $7.8 million, respectively. We did not repurchase shares during the three months ended September 30, 2017. For further details on our Stock Purchase Plans refer to Note 7.

Other Items:

•
As of September 30, 2017, we had $25.0 million of U.S. federal and state research and development ("R&D") Credits which, if not used, will expire between 2030 and 2037 for the U.S. federal R&D Credits and between 2017 and 2032 for the state R&D Credits. We reflected a valuation allowance of $3.4 million against a portion of the R&D Credits. In addition, as of September 30, 2017, we had $43.6 million of state net operating losses ("NOLs"). Our state NOLs may be used to offset approximately $2.1 million in state income taxes. If not used, substantially all of the state NOLs will expire in various amounts between 2017 and 2037.

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

As of September 30, 2017, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the nine months ended September 30, 2017. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the nine months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities:

The following table contains information about our purchases of our equity securities for the three months ended September 30, 2017.

Months in 2017	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (a)
July	—	$—	—	$25,000,000
August	492	$80.25	—	$25,000,000
September	2,583	$77.25	—	$25,000,000

(a)         As of September 30, 2017, the Company has purchased approximately 176,896 shares of Common Stock at an aggregate cost of $14.2 million under the 2017 Stock Purchase Plan and 2016 Stock Purchase Plan.  For further discussion on the share repurchase plans refer to Note 7.

Item 6.  Exhibits

Exhibit Number	Exhibit

10.1
Third Amendment, dated as of August 30, 2017, to the Third Amended and Restated Credit Agreement dated December 18, 2014 by and among Neenah Paper, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders.

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

November 8, 2017