Form 10-K
period 2017-12-31
Neenah Inc
filed 2018-02-23
CIK 1296435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K
_______________________________________________
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock held by non-affiliates on June 30, 2017 (based on the closing stock price on the New York Stock Exchange) on such date was approximately $1,175,000,000.
As of February 21, 2018, there were 16,883,000 shares of the Company's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on May 23, 2018 is incorporated by reference into Part III hereof.

PART I

Effective January 1, 2018, Neenah Paper, Inc. changed its name to Neenah, Inc. In this report, unless the context requires otherwise, references to "we," "us," "our," "Neenah" or the "Company" are intended to mean Neenah, Inc., its consolidated subsidiaries and predecessor companies. The Company's ticker symbol on the New York Stock Exchange remains "NP" and names of subsidiaries were not affected.
Item 1.    Business
Overview

We are a specialty materials company organized into two primary businesses: a performance-based technical products business and a premium fine paper and packaging business.
Our technical products business is a leading international producer of transportation, water and other filter media and durable, saturated and coated substrates for a variety of end markets. We focus on categories where we believe we are, or can be, a market leader. These categories include filtration media for transportation, water and other uses, backings for specialty tapes and abrasives, performance labels, digital image transfer, and other specialty markets. Our dedicated technical products manufacturing facilities are located near Munich, Germany, Eerbeek, Netherlands, Bolton, England, Munising, Michigan, and Pittsfield, Massachusetts. In addition, certain technical products are manufactured along with fine paper and packaging products in shared facilities located in upstate New York, Brattleboro, Vermont, and Quakertown, Pennsylvania. In 2017, a filtration machine (which was converted from a fine paper machine) and adjacent saturating plant began production in Appleton, Wisconsin, a site also shared with the fine paper and packaging business. On November 1, 2017, we completed the acquisition of W.A. Sanders Coldenhove Holding B.V. ("Coldenhove" and the "Coldenhove Acquisition") for approximately $45 million. Coldenhove is a specialty materials manufacturer based in the Netherlands, with a leading position in digital transfer media and other technical products.
We believe our fine paper and packaging business is the leading supplier of premium printing, packaging, and other high end specialty papers in North America. Our products include some of the most recognized and preferred brands in North America, where we enjoy leading market positions in many of our product categories. We sell our products primarily to authorized paper distributors, as well as through converters, major national retailers and specialty businesses. Our primary fine paper and packaging manufacturing facilities are located in Neenah and Whiting, Wisconsin and in Brattleboro, Vermont. Certain products are manufactured in shared facilities located in upstate New York, Brattleboro, Vermont, and Quakertown, Pennsylvania, as well as a site shared with technical products in 2017 in Appleton, Wisconsin. In August 2017, we purchased a laminating asset in Great Barrington, Massachusetts to support continued growth in our premium packaging business.
For a description of the shared facilities, see Item 2, "Properties."

Company Structure
Our corporate structure consists of Neenah, Inc. and eight direct wholly owned subsidiaries.
Neenah, Inc. is a Delaware corporation that holds our trademarks and patents related to all of our U.S. businesses (except Neenah Paper FVC, Inc), all of our U.S. fine paper and packaging inventory, the real estate, mills and manufacturing assets associated with our fine paper and packaging operations in Neenah and Whiting, Wisconsin and all of the equity in our subsidiaries listed below. The common stock of Neenah is publicly traded on the New York Stock Exchange under the symbol "NP."
Neenah Paper Michigan, Inc. is a Delaware corporation and a wholly owned subsidiary of Neenah that owns the real estate, mill and manufacturing assets associated with our U.S. technical products business in Munising, Michigan.
Neenah Paper FVC, LLC is a Delaware limited liability company and wholly owned subsidiary of Neenah that owns all of the equity of Neenah Paper FR, LLC. Neenah Paper FR, LLC ("Fox River") is a Delaware limited liability company that owns the real estate, mill and manufacturing assets associated with our fine paper and packaging operation in Appleton, Wisconsin and leases the real estate and owns the manufacturing assets associated with our fine paper and packaging operations in Great Barrington, Massachusetts.
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

Neenah Global Holdings B.V. is a private company with limited liability organized under the laws of the Netherlands and a wholly owned subsidiary of Neenah that owns all of the equity of W.A. Sanders Coldenhove Holding BV ("Coldenhove Holding"). Coldenhove Holding is a private company with limited liability organized under the laws of the Netherlands that owns all of the equity of W.A. Sanders Papierfabriek "Coldenhove" BV ("Neenah Coldenhove"). Neenah Coldenhove a private company with limited liability organized under the laws of the Netherlands that owns substantially all of real estate, manufacturing assets and inventory associated with our technical products business in Eerbeek, Netherlands.

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
In October 2006, we purchased the outstanding interests of FiberMark Services GmbH & Co. KG and the outstanding interests of FiberMark Beteiligungs GmbH (collectively "Neenah Germany"). At acquisition, the Neenah Germany assets consisted of two mills located near Munich, Germany and a third mill near Frankfurt, Germany. These mills produced a wide range of products, including transportation filter media, nonwoven wall coverings, masking and other tapes, abrasive backings, and specialized printing and coating substrates. In October 2015, we sold our paper mill located near Frankfurt, Germany (the "Lahnstein Mill") to the Kajo Neukirchen Group (the "Buyer"). The Lahnstein Mill had been operating as a stand-alone business, manufacturing non-woven wallcoverings and various other specialty papers. See Note 13 of Notes to Consolidated Financial Statements, "Discontinued Operations."
In July 2014, we purchased all of the outstanding equity of Crane Technical Materials, Inc. from Crane & Co., Inc. The acquired business provides performance-oriented wet laid nonwoven media for water filtration end markets as well as environmental, energy and industrial uses. The business has two manufacturing facilities in Pittsfield, Massachusetts.
On November 1, 2017, we purchased all of the outstanding equity of Coldenhove. The acquired business is a specialty materials manufacturer based in the Netherlands, with a leading position in digital transfer media and other technical products. The business has one manufacturing facility in Eerbeek, Netherlands. See Note 4 of Notes to Consolidated Financial Statements, "Acquisitions."
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
In the first of the series of consolidating acquisitions, in March 2007, we acquired the assets and brands of Fox River. In January 2012, we purchased certain premium fine paper brands and other assets from Wausau Paper Mills, LLC, a subsidiary of Wausau Paper Corp. ("Wausau") and in January 2013, we purchased certain premium business paper brands from the Southworth Company ("Southworth").
In August 2017, we purchased a laminating asset in Great Barrington, Massachusetts to support continued growth in our premium packaging business.
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

Business Strategy
Our mission is to create value by improving the image and performance of everything we touch. We expect to create value by growing in specialized niche markets that value performance or image and where we have competitive advantages. In managing our businesses, we believe that achieving and maintaining a leadership position in our markets, responding effectively to customer needs and competitive challenges, employing capital optimally, controlling costs, and managing risks are important to our long-term success. Strategies to deliver value include:
Enhance our leading positions in high value core categories — We will increase our participation in niche markets that can provide us with leading positions and value our core competencies in performance-based fiber and non-woven media production, coating and saturating. Key markets include transportation filtration, specialty backings and technical products, and premium fine paper and packaging.
Increasing our size, growth rate and portfolio diversification — We will invest and focus resources in higher growth specialty markets such as filtration, digital image transfer, and premium packaging, to grow with customers in new products and geographies and to enter into adjacent markets that are growing and profitable. We will do this both through organic initiatives that build on our technologies and capabilities, and through acquisitions that fit with our competencies and provide attractive financial returns.
Delivering consistent, attractive returns to our shareholders — We will continue to use Return on Invested Capital ("ROIC") as a key metric to evaluate investment decisions, measure our performance, maintain a prudent capital structure and deploy cash flows in ways that can provide value, including direct cash returns to shareholders through a meaningful dividend.

Products
Technical Products.    Our technical products business is a leading international producer of fiber-formed, coated and/or saturated specialized media that delivers high performance benefits to customers, such as filtration media for transportation, water and other filtration markets, and saturated and coated performance materials used for industrial backings, labels, digital image transfer, and a variety of other end markets. In general, our technical products are sold to other manufacturers as key components for their finished products. Many of our key market segments served, including filtration and specialty backings for tape and abrasives, are global in scope. JET-PRO®SofStretchTM , KIMDURA®, PREVAILTM, NEENAH®, and GESSNER® are brands of our technical products business.
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
Digital image transfer media is used to transfer digital images onto clothing, sportswear, and other materials. A fiber-based sheet undergoes various coatings to impart required performance.

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
Digital transfer papers used to transfer ink or images from paper to clothing, hats, coffee mugs, and other surfaces using a proprietary imaging coating for use in digital printing applications. Publishing and security papers used to produce book covers, stationery, fancy packaging and passports. Other specialty products include clean room papers, durable printing papers, release papers and furniture backers.
Fine Paper and Packaging.    Our fine paper and packaging business manufactures and sells world-class branded premium writing, text, cover and specialty papers and envelopes used in high end commercial printing services, corporate identity packages, and advertising collateral. In addition, we produce premium packaging and wide format applications. Often these papers are characterized by distinctive coating, finishing, colors, and textures.
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
Premium packaging products are used for wine, spirits and beer labels, folding cartons, box wrap, bags, hang tags, and stored value cards servicing high-end retail, cosmetics, spirits, and electronics end-use markets. Our market leading brands in these categories include NEENAH® Folding Board, "ESTATE LABEL®, Neenah® Box Wrap, PELLAQ®, KIVAR®, SKIVERTEX®, ILLUSIO®, and SENZO®.
Bright papers are used in applications such as direct mail, advertising inserts, scrapbooks and marketing collateral. Our brands in this category include ASTROBRIGHTS® and CREATIVE COLLECTIONTM. Additionally, business papers for professionals and small businesses are sold under our Southworth® brand through major retailers.
The fine paper and packaging business also produces and sells other specialty papers such as translucent papers, art papers, papers for optical scanning and other specialized applications.

Markets and Customers
Technical Products.    The technical products business sells its products globally to other manufacturers who convert our product for sale into product categories generally used as base materials in the following applications: filtration, component backing materials for manufactured products such as tape and abrasives, and other specialized product uses such as graphics and identification.
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
The technical products business has more than 500 customers worldwide. The distribution of sales in 2017 was approximately 47 percent in North America, 36 percent in Europe and 17 percent in Latin America and Asia. Customers typically convert and transform base papers and film into finished rolls and sheets by adding adhesives, coatings, and finishes. These transformed products are then sold to end-users.
Sales to the technical products business's three largest customers combined represented approximately 15 percent of total sales for the segment in 2017. Although a complete loss of any of these customers would cause a temporary decline in the business's sales volume, the decline could be partially offset by expanding sales to existing customers, and further offset over a several month period with the addition of new customers.
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
The fine paper and packaging business sells its products in a variety of channels including authorized paper distributors, converters, retailers, and direct to end users. Sales to distributors account for approximately 60 percent of revenue in the fine paper and packaging business. During 2017, approximately 10 percent of the sales of our fine paper and packaging business were exported to markets outside the United States.
Sales to each of the two largest customers of the fine paper and packaging business represented approximately 15 percent of its total sales in 2017. We practice limited sales distribution to improve our ability to control the marketing of our products. Although a complete loss of these customers would cause a temporary decline in the business's sales volume, the decline could be partially offset by expanding sales to existing customers, and further offset over a several month period with the addition of new customers.
Concentration.    For the year ended December 31, 2017, sales to each of Veritiv and CNG represented approximately 7 percent of consolidated net sales and approximately 15 percent of net sales of the fine paper and packaging business. For the year ended December 31, 2016 and 2015 sales to Veritiv represented approximately 8 percent and 10 percent, respectively, of consolidated net sales and approximately 15 percent and 20 percent, respectively, of net sales of the fine paper and packaging business.

The following graphs present further information about our businesses by geographic area and product line (dollars in millions):
Net Sales from Geographic Region
(in Millions)

Net Sales by Product Line
(in Millions)

Net sales are attributed to geographic areas based on the physical location of the selling entities and the physical location of the assets. See Note 14 of Notes to Consolidated Financial Statements, "Business Segment and Geographic Information", for information with respect to net sales, profits and long-lived assets by business segment.

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
Our technical products business acquires all of its specialized pulp requirements from two global suppliers and certain critical specialty latex grades from four suppliers. In general, these supply arrangements are covered by formal contracts, and represent multi-year business relationships that have historically been sufficient to meet our needs. We expect these relationships to continue to operate in a satisfactory manner in the future. In the event of an interruption of production at any one supplier, we believe that each of these suppliers individually would be able to satisfy our short-term requirements for specialized pulp or specialty latex. In the event of a long-term disruption in our supply of specialized pulp or specialty latex, we believe we would be able to substitute other pulp grades or other latex grades that would allow us to meet required product performance characteristics and incur only a limited disruption in our production. As a result, we do not believe that the substitution of such alternative pulp or latex grades would have a material effect on our operations.
Fine Paper and Packaging.    Hardwood pulp is the primary raw material used to produce products of the fine paper and packaging business. Other significant raw material inputs in the production of fine paper and packaging products include softwood pulp, recycled fiber, cotton fiber, dyes and fillers. The fine paper and packaging business purchases all of its raw materials externally. We believe that all of the raw materials for our fine paper and packaging operations are readily available from several sources and that the loss of a single supplier would not cause a shutdown of our manufacturing operations.

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

Competition
Technical Products.    Our technical products business competes in global markets with a number of large multinational competitors, including Ahlstrom-Munksjö, ArjoWiggins SAS and Hollingsworth & Vose Company. It also competes in some, but not all, of these segments with smaller regional manufacturers, such as Monadnock Paper Mills, Inc., Expera Specialty Solutions LLC., Potsdam Specialty Paper, Inc. and Paper Line S.p.A. We believe the basis of competition in most of these segments are the ability to design and develop customized product features to meet customer performance specifications while maintaining quality, customer service and price. We believe our research and development program gives us an advantage in customizing base papers and developing advanced filter media to meet customer needs.
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

Research and Development
Our technical products business maintains research and development laboratories in Feldkirchen-Westerham, Germany, Eerbeek, Netherlands, Munising, Michigan and Pittsfield, Massachusetts to support its strategy of developing new products and technologies, and to support growth in its existing product lines and other strategically important markets. We also have a research and development laboratory in West Springfield, Massachusetts that supports both our technical products and fine paper and packaging businesses. We have continually invested in product research and development with spending of $8.9 million in 2017, $9.4 million in 2016 and $6.8 million in 2015.

Intellectual Property
We own more than 100 granted patents and have multiple pending patent applications in the United States, Canada, Europe and certain other countries covering image transfer paper, abrasives and medical packaging, and other paper processing. We also own more than 150 trademarks with registrations in approximately 80 countries. Our image transfer patents have contributed to establishing the technical products business as a leading global supplier of image transfer papers through our highly recognized JET-PRO®, 3G JET-OPAQUE®, TECHNIPRINT®, LASER-ONE OPAQUE® and IMAGE CLIP® brands. The KIMDURA® and MUNISING LP® trademarks have also made a significant contribution to the marketing of synthetic film and clean room papers of the technical products business. And with Neenah’s recent acquisition of Coldenhove Papier, Neenah added more depth and strength to its technical products portfolio with the well-recognized dye-sublimation and digital decor JETCOL® and DIGICOL® brands, which are also supported by patented technology.
For more than 100 years, Neenah’s fine paper and packaging business has built its market leading reputation on creating and manufacturing trademarked brands for premium writing, text, cover, digital, packaging, and specialty needs. The Neenah signature portfolio includes innovative, market leading brands such as CLASSIC® (including CLASSIC

CREST®, CLASSIC® Linen, CLASSIC® Laid, CLASSIC COLUMNS®, CLASSIC® Stipple, CLASSIC® Woodgrain, and CLASSIC® Techweave), ASTROBRIGHTS®, ENVIRONMENT®, The Design Collection, ROYAL SUNDANCE®, SOUTHWORTH® and many more. Our fine paper and packaging business provides unique and sustainable packaging papers and custom solutions for premium packaging needs. With brands that stand for consistency and quality such as NEENAH® Folding Board, NEENAH® Box Wrap, ESTATE LABEL®, BELLA® Label, and NEENAH IMAGEMAX® Paper Card, our fine paper and packaging business enables leading and emerging brands to deliver on their promise. Our fine paper and packaging business maintains a well-rounded and well-respected portfolio of brands allowing us to be recognized as an industry leader setting standards for quality, consistency, and dependability on press.
Our 2015 acquisition of FiberMark added additional trademarks recognized in both the publishing and packaging markets, including SKIVERTEX®, KIVAR®, CORVON®, HYFLEX®, TOUCHE®, and MULTICOLOR®. Development work after the acquisition added the MONTELENA® mark to our portfolio as well.
Finally, the GESSNER® trademark has played an important role in the marketing of Neenah’s filtration product lines. With the expansion of our newest filtration facility in Appleton, WI, Neenah expects increased recognition of this brand domestically and internationally.

Backlog and Seasonality
Technical Products.    In general, sales and profits for the technical products business have been relatively stronger in the first half of the year with reductions in the third quarter due to reduced customer converting schedules and in the fourth quarter due to a reduction in year-end inventory levels by our customers. The order flow for the technical products business is subject to seasonal peaks for several of its products, such as the larger volume grades of specialty tape, abrasives, premask, and label stock used primarily in the downstream finished goods manufacturing process. To assure timely shipments during these seasonal peaks, the technical products business provides certain customers with finished goods inventory on consignment. Historically, consignment sales have represented approximately 15 percent of the technical products business's annual sales. Orders are typically shipped within six to eight weeks of receipt of the order. However, the technical products business periodically experiences periods where order entry levels surge, and order backlogs can increase substantially. Raw materials are purchased and manufacturing schedules are planned based on customer forecasts, current market conditions and individual orders for custom products. The order backlog in the technical products business on December 31, 2017 was approximately $122.1 million and represented approximately 24 percent of current year sales. The order backlog in the technical products business on December 31, 2016 was approximately $101 million and represented approximately 22 percent of prior year sales. We previously filled the order backlog from December 31, 2016 and expect to fill the order backlog from December 31, 2017 within the next year.
Fine Paper and Packaging.    The fine paper and packaging business has historically not experienced seasonality. Orders for stock products are typically shipped within two days, while custom orders are shipped within two to three weeks of receipt. Raw material purchases and manufacturing schedules are planned based on a combination of historical trends, customer forecasts and current market conditions. The order backlogs in the fine paper and packaging business on December 31, 2017 and 2016 were $19.9 million and $19.6 million, respectively, which represent approximately 15 days of sales. The order backlogs from December 31, 2017 and 2016 were filled in the respective following years.
The operating results for each of our businesses are influenced by the timing of our annual maintenance downs, which are generally scheduled in the third quarter.

Employee and Labor Relations
As of December 31, 2017, we had approximately 2,612 regular full-time employees of whom 1,174 hourly and 578 salaried employees were located in the United States and 431 hourly and 429 salaried employees were located in Europe.
Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the "IG BCE"). In June 2017, the IG BCE and a national trade association representing all employers in the industry signed a collective bargaining agreement covering union employees of Neenah Germany that expires in February 2019. Under German law union membership is voluntary and does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement with the IG BCE that expires in February 2019 cannot be determined.
As of December 31, 2017, 668 employees are covered under collective bargaining agreements that expire in the next 12 months, with the exception of the employees covered by the collective bargaining arrangement with the IG BCE. We believe we have satisfactory relations with our employees covered by collective bargaining agreements and do not expect the negotiation of new collective bargaining agreements to have a material effect on our results of operations or cash flows. See Note 12 of Notes to Consolidated Financial Statements, "Contingencies and Legal Matters — Employees and Labor Relations."

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
We have planned capital expenditures to comply with environmental, health and safety laws, regulations and ordinances during the period 2018 through 2019 of approximately $1 million to $2 million annually. Our anticipated capital expenditures for environmental projects are not expected to have a material effect on our financial condition, results of operations or liquidity.

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
Our web site is www.neenah.com. Information on our web site is not incorporated by reference in this document. Our reports on Form 10-K, Form 10-Q and Form 8-K, as well as amendments to those reports, are and will be available free of charge on our web site as soon as reasonably practicable after we file or furnish such reports with the SEC. In addition, you may request a copy of any of these reports (excluding exhibits) at no cost upon written request to us at: Investor Relations, Neenah, Inc., 3460 Preston Ridge Road, Suite 600, Alpharetta, Georgia 30005.

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

We have experienced and may experience in the future decreased demand for some of our products due to slowing or negative global economic growth, uncertainty in credit markets, declining consumer and business confidence, fluctuating commodity prices, increased unemployment and other challenges affecting the global economy. Parts of our fine paper and packaging business are subject to electronic substitution and, for fine paper products in particular, are in secular decline. Our efforts to offset these declines with new fine paper and packaging products and growth in existing fine paper and office products categories are not certain to fully offset the market declines, and evaluation of scope our manufacturing footprint may be required in the future. In addition, our customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. If we are unable to implement business strategies to effectively respond to decreased demand for our products, our financial position, cash flows and results of operations would be adversely affected.
Changes in international geopolitical and macro economic conditions generally, and particularly in Germany, could adversely affect our business and results of operations. Fluctuations in the prices of and the demand for products could result in smaller profit margins and lower sales volumes.
Our operating results and business prospects could be adversely affected by risks related to the countries outside the United States in which we have manufacturing facilities or sell our products, including Germany, the Eurozone and the U.K. Downturns in economic activity, adverse tax consequences, fluctuations in the value of local currency versus the U.S. dollar, or any change in social, political, macro economic or labor conditions in any of these countries or regions could negatively affect our financial results.
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
The availability of and prices for raw materials, energy and transportation services will significantly impact our business.

We purchase a substantial portion of the raw materials, energy, transportation and distribution services (primarily over-the-road freight) and other inputs necessary to produce our products on the open market, and, as a result, the price and other terms of those purchases are subject to change based on factors such as worldwide supply and demand and government regulation. We do not have significant influence over our raw material, energy or transportation prices and our ability to pass increases in those prices along to purchasers of our products may be challenged, unless those increases coincide with increased demand for the product. Therefore, raw material, energy, transportation and other input prices could increase at the same time that prices for our products are steady or decreasing. In addition, we may not be able to recoup other cost increases we may experience, such as those resulting from inflation or from increases in wages or salaries, health care, pension or other employee benefits costs, insurance costs and other costs.
Our technical products business acquires certain of its specialized pulp requirements from two global suppliers and certain critical specialty latex grades from a limited number of suppliers. In general, these supply arrangements are covered by formal contracts and represent multi-year business relationships that have historically been sufficient to meet our needs. We expect these relationships to continue to operate in a satisfactory manner in the future. In the event of an interruption of production at any one supplier, we believe that each of these suppliers individually would be able to satisfy our short-term requirements for specialized pulp or specialty latex. In the event of a long-term disruption in our supply of specialized pulp or specialty latex, we believe we would be able to substitute other pulp grades or other latex grades that would allow us to meet required product performance characteristics and incur only a limited disruption in our production.
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
Our operating results are subject to substantial quarterly and annual fluctuations due to a number of factors, many of which are beyond our control. Operating results could be adversely affected by general economic conditions causing a downturn in the market for paper products. Additional factors that could affect our results include, among others, changes in the market price of pulp, other raw materials and distribution/transportation services, the effects of competitive pricing pressures, production capacity levels and manufacturing yields, availability and cost of products from our suppliers, the gain or loss of significant customers, our ability to develop, introduce and market new products and technologies on a timely basis, changes in the mix of products produced and sold, seasonal customer demand, the relative strength of the Euro versus the U.S. dollar, increasing interest rates and environmental costs. The timing and effect of the foregoing factors are difficult to predict, and these or other factors could materially adversely affect our quarterly or annual operating results.
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
Sales to the two largest customers of the fine paper and packaging business each represented approximately 15 percent of total sales for the segment in 2017. Sales to the three largest customers of the technical products business combined represented approximately 15 percent of total sales for the segment in 2017. A significant loss of business from any of our major fine paper and packaging or technical products customers may have a material adverse effect on our financial condition, results of operations and liquidity. We are also subject to credit risk associated with our customer concentration. If one or more of our largest fine paper and packaging or technical products customers were to become bankrupt, insolvent or otherwise were unable to pay for services provided, we may incur significant write-offs of accounts receivable.
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
As of December 31, 2017, we had $15.5 million of U.S. federal and $6.9 million of U.S. state research and development tax credits ("R&D Credits") which, if not used, will expire between 2030 and 2037 for the U.S. federal R&D Credits and between 2020 and 2032 for the state R&D Credits. The availability of state NOLs and state credits to offset taxable income and income tax, respectively, could also be substantially reduced if we were to undergo an "ownership change" as defined within certain state tax codes.
In accordance with Accounting Standards Codification ("ASC") Topic 740, Income Taxes ("ASC Topic 740"), as of December 31, 2017, we have recorded a liability of $10.0 million for uncertain tax positions where we believe it is "more likely than not" that the benefit reported on our income tax return will not be realized. There can be no assurance, however, that the actual amount of unrealized deductions will not exceed the amounts we have recognized for uncertain tax positions.
Federal income tax reform could have unforeseen effects on our financial condition and results of operations.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act , hereafter referred to as the “Tax Act”. The Company is in the process of determining the impact to the financial statements of all aspects of the Tax Act and will reflect the impact of such reform in the financial statements during the period in which such amounts can be reasonably estimated. The Tax Act significantly changes how the U.S. taxes corporations. The Tax Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.
We have significant obligations for pension and other postretirement benefits.
We have significant obligations for pension and other postretirement benefits which could require future funding beyond that which we have funded in the past or which we currently anticipate. At December 31, 2017, our projected pension benefit obligations were $463.9 million and exceeded the fair value of pension plan assets by $63.5 million. In 2017, we made total contributions to qualified pension trusts of $14.3 million. In addition, during 2017 we paid pension benefits for unfunded qualified and supplemental retirement plans of $2.6 million. At December 31, 2017, our projected other postretirement benefit obligations were $44.0 million. No assets have been set aside to satisfy our other postretirement benefit obligations. In 2017, we made payments for postretirement benefits other than pensions of $3.8 million. A material increase in funding requirements or benefit payments could have a material effect on our cash flows.
We may be required to pay material amounts under multiemployer pension plans.
We contribute to the PACE Industry Union-Management Pension Fund (the “PIUMPF"), a multiemployer pension plan. The amount of our annual contributions to the PIUMPF is negotiated with the plan and the bargaining unit representing our employees covered by the plan. In 2017, we contributed approximately $0.1 million to the PIUMPF. In addition, in the event of a partial or complete withdrawal by us from the PIUMPF at a time when the plan is underfunded, we would be liable for a proportionate share of such plan's unfunded vested benefits, referred to as a withdrawal liability. In the event that any other contributing employer withdrew from the PIUMPF at a time when the plan is underfunded, and such employer cannot satisfy its obligations to the plan at the time of withdrawal, then the proportionate share of the plan's unfunded vested benefits that would be allocable to us and to the other remaining contributing employers, would increase and there could be an increase to our required annual contributions. In future negotiations of collective bargaining agreements with the labor union that participates in the PIUMPF, we may decide to discontinue participation in the plan and we could incur additional costs associated with no longer participating in the plan.

The PIUMPF was certified to be in "critical status" for the plan year beginning January 1, 2010, and continued to be in critical status for the plan year beginning January 1, 2017. In 2013, two large employers withdrew from the PIUMPF. Further withdrawals by other contributing employers could cause a "mass withdrawal" from, or effectively a termination of, the PIUMPF or alternatively we could elect to withdraw. Although we have no current intention to withdraw from the PIUMPF, if we were to withdraw, either completely or partially, we would incur a withdrawal liability based on our share of the PIUMPF's unfunded vested benefits. Based on information as of December 31, 2016 provided by the PIUMPF and reviewed by our actuarial consultant, we estimate that, as of December 31, 2017, the payments that we would be required to make to PIUMPF in the event of our complete withdrawal would be approximately $0.1 million per year on a pre-tax basis. These payments would continue for 20 years, unless we were deemed to be included in a "mass withdrawal" from the PIUMPF, in which case these payments would continue in perpetuity. However, we are not able to determine the exact amount of our withdrawal liability because the amount could be higher or lower depending on the nature and timing of any triggering event, the funded status of the plan and our level of contributions to the plan prior to the triggering event. These withdrawal liability payments would be in addition to pension contributions to any new pension plan adopted or contributed to by us to replace the PIUMPF and could have a material effect on our cash flows. Adverse changes to pension laws and regulations could increase the likelihood and amount of our liabilities arising under the PIUMPF.
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
Except for our Pittsfield, Massachusetts, Brownville, New York and Quakertown, Pennsylvania manufacturing facilities which are non-union, substantially all of our hourly employees are unionized. In addition, some key customers and suppliers are also unionized. Strikes, lockouts or other work stoppages or slowdowns involving our unionized employees, and/or those of our suppliers and customers, could have a material effect on us.
If we are unable to continue to implement our business strategies, our financial conditions and operating results could be materially affected.
Our future operating results will depend, in part, on the extent to which we can successfully implement our business strategies, including expansion and growth of our technical products (filtration and performance materials) and packaging businesses in a cost effective manner. Additionally, a slower than anticipated loading of our new filtration asset in Appleton, Wisconsin could cause our results to be lower than expected in the future. Our strategies are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. If we are unable to successfully implement our business strategies, our business, financial condition and operating results could be materially adversely affected.
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
Dividends are declared at the discretion of our Board of Directors, and future dividends will depend on our future earnings, cash flow, financial requirements and other factors. Our ability to pay cash dividends on our common stock is limited under the terms of both our bank credit agreement and the indenture for our $175 million of senior notes due November 2021 (the "2021 Senior Notes"). As of December 31, 2017, under the most restrictive terms of our bank credit agreement and the indenture for the 2021 Senior Notes, our ability to pay cash dividends on our common stock is limited, as described under "Risks Relating to Our Indebtedness." There can be no assurance that we will continue to pay dividends in the future.
We may be required to record a charge to our earnings if our goodwill or intangible assets become impaired.
As of December 31, 2017, we had goodwill of $85.3 million and other intangible assets of $78.7 million. Goodwill and other intangible assets are recorded at fair value on the date of acquisition. In accordance with applicable accounting guidance, we review goodwill and other indefinite-lived intangible assets at least annually for impairment, and long-lived intangible assets when facts and circumstances warrant an impairment review. Impairment may result from, among other things, deterioration in performance, adverse market conditions, acceleration of the secular decline in fine paper and office products or a lack of success in our efforts to offset these declines with new fine paper and packaging products, which could lead to a reduction in the size of our manufacturing footprint, adverse changes in applicable laws or regulations, and a variety of other factors. The amount of any non-cash impairment would be recognized immediately through our consolidated statement of operations. Any future goodwill or other intangible asset impairment could have a material adverse effect on our results of operations and financial position.
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
Exchange rate fluctuations for the Euro do not have a material effect on the operations or cash flows of our German and Dutch technical products businesses. Our German and Dutch technical products business incurs most of its costs and sells most of its production in Europe and, therefore, its operations and cash flows are not materially affected by changes in the exchange rate of the Euro relative to the U.S. dollar. Changes in the Euro exchange rate relative to the U.S. dollar will, however, have an effect on our balance sheet and reported results of operations. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk."
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
Our operations are subject to federal, state and local laws, regulations and ordinances in the United States, Germany, the Netherlands and elsewhere in the world relating to various environmental, health and safety matters. The nature of our operations requires that we invest capital and incur operating costs to comply with those laws, regulations and ordinances and exposes us to the risk of claims concerning non-compliance with environmental, health and safety laws or standards. We cannot assure that significant additional expenditures will not be required to maintain compliance with, or satisfy potential claims arising from, such laws, regulations and ordinances. Future events, such as changes in existing laws and regulations or contamination of sites owned, operated or used for waste disposal by us (including currently unknown contamination and contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs that could require significantly higher capital expenditures and operating costs, which would reduce the funds otherwise available for operations, capital expenditures, future business opportunities or other purposes.

Additionally, in the U.S., portions of the Moving Ahead for Progress in the 21st Century Act (“MAP-21”, primarily, the electronic logging device (ELD) rules under MAP-21) have created a decrease in levels of capacity in the over-the-road freight sector which could have an adverse impact on our business. The current operating environment in the over-the-road freight and transportation sector resulting from fluctuating fuel costs, industry-specific regulations (such as hours-of-service and ELD rules), a shortage of qualified drivers, and other economic factors are causing a tightening of capacity and an increase in prices charged to shippers, such as us, in the over-the-road transportation and distribution sector generally, and in our carrier networks specifically, which could have an adverse impact on our business.
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

Additionally, we collect, process, store, use and transmit personal data for use in our business, most of which relates to our global employees. Personal data is increasingly subject to legal and regulatory protections around the world, which vary widely in approach and which possibly conflict with one another. As discussed above, in recent years, U.S. legislators and regulatory agencies, such as the Federal Trade Commission, as well as U.S. states, have increased their focus on protecting personal data by law and regulation, and have increased enforcement actions for violations of privacy and data protection requirements. The European Commission also recently approved and adopted the General Data Protection Regulation ("GDPR") in the European Union, a new data protection law, which will apply beginning in May 2018. These data protection laws and regulations are intended to protect the privacy and security of personal data, including credit card information that is collected, processed and transmitted in or from the relevant jurisdiction. Implementation of and compliance with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position or cash flows. Additionally, media coverage of data breaches has escalated, in part because of the increased number of enforcement actions, investigations and lawsuits. As this focus and attention on privacy and data protection increases, we also risk exposure to potential liabilities and costs resulting from the compliance with, or any failure to comply with applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security of travel data. Our business could be materially adversely affected by our inability, or the inability of our vendors who receive personal data from us, to comply with legal obligations regarding the use of personal data, new data handling requirements that conflict with or negatively impact our business practices.
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
We may be required or choose to obtain additional debt or equity financing to meet our future working capital requirements, as well as to fund capital expenditures and acquisitions. To the extent we must obtain financing from external sources to fund our capital requirements, we cannot guarantee financing will be available on favorable terms, if at all. As of December 31, 2017, we have required debt payments of $1.4 million during the year ending December 31, 2018.
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
As of December 31, 2017, we had $175 million of 2021 Senior Notes, $76.9 million in revolving credit borrowings and $6.4 million of project financing outstanding. In addition, availability under our bank credit agreement was approximately $92 million. Our leverage could have important consequences. For example, it could:

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
If aggregate availability under our revolving credit facilities is less than the greater of (i) $20 million and (ii) 10 percent of the maximum aggregate commitments under our revolving credit facilities as then in effect, we are required to comply with a fixed charge coverage ratio (as defined in our bank credit agreement) of not less than 1.1 to 1.0 for the preceding four-quarter period, tested as of the end of each quarter. Such compliance, once required, would no longer be necessary once (x) aggregate availability under our revolving credit facilities exceeds the greater of (i) 17.5 percent of the aggregate commitment for our revolving credit facilities and (ii) $35 million for 60 consecutive days and (y) no default or event of default has occurred and is continuing during such 60-day period. As of December 31, 2017, aggregate availability under our revolving credit facilities exceeded the minimum required amount, and we are not required to comply with such fixed charge coverage ratio.
Our revolving credit facilities accrue interest at variable rates. As of December 31, 2017, we had $76.9 million of revolving credit borrowings outstanding which mature on December 18, 2019. We may reduce our exposure to rising interest rates by entering into interest rate hedging arrangements, although those arrangements may result in us incurring higher interest expenses than we would incur without the arrangements. If interest rates increase in the absence of such arrangements, we will need to dedicate more of our cash flow from operations to make payments on our debt. For more information on our liquidity, see Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."
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

•	the loss of current customers or the inability to obtain new customers;

•	increases in commodity prices, (particularly for pulp, energy and latex) due to constrained global supplies or unexpected supply disruptions;

•	our ability to control costs, including transportation, and implement measures designed to enhance operating efficiencies;

•	the availability of raw materials and energy;

•	the enactment of adverse state, federal or foreign tax or other legislation or changes in government policy or regulation, including the recent Tax Act;

•	unanticipated expenditures related to the cost of compliance with environmental and other governmental regulations;

•	fluctuations in (i) exchange rates (in particular changes in the U.S. dollar/Euro currency exchange rates) and (ii) interest rates;

•	increases in the funding requirements for our pension and postretirement liabilities;

•	our ability to successfully integrate acquired businesses into our existing operations;

•
changes in asset valuations including write-downs of assets including property, plant and equipment; inventory, accounts receivable, deferred tax assets or other assets for impairment or other reasons;

•	loss of key personnel;

•	strikes, labor stoppages and changes in our collective bargaining agreements and relations with our employees and unions;

•	capital and credit market volatility and fluctuations in global equity and fixed-income markets;

•	our existing and future indebtedness;

•	our net operating losses may not be available to offset our tax liability and other tax planning strategies may not be effective;

•	other risks that are detailed from time to time in reports we file with the SEC; and

•	other factors described under "Risk Factors."
You are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information presented in this information statement. We undertake no duty to update these forward-looking statements after the date of this Form 10-K, even though our situation may change in the future.

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Our principal executive offices are located in Alpharetta, Georgia, a suburb of Atlanta, Georgia. We operate 11 manufacturing facilities in the United States that produce printing and writing, text, cover, durable saturated and coated substrates, premium packaging, filtration and other specialty papers for a variety of end uses. We operate two manufacturing facilities in Germany that produce transportation and other filter media, and durable and saturated substrates. We own and operate one manufacturing facility in the Netherlands that produces digital transfer media and other technical products. We own and operate one manufacturing facility in the U.K. that produces durable printing and specialty paper.
We believe that each of these facilities is adequately maintained and is suitable for conducting our operations and business. We manage machine operating schedules at our manufacturing locations to fulfill customer orders in a timely manner and control inventory levels.
As of December 31, 2017, following are the locations of our principal facilities and operating equipment and the products produced at each location:

Location	Equipment/Resources	Owned or Leased	Products
Fine Paper and Packaging Segment
Neenah Mill Neenah, Wisconsin	Two paper machines; paper finishing equipment	Owned	Printing and writing, text, cover, packaging and other specialty papers
Whiting Mill Whiting, Wisconsin	Four paper machines; paper finishing equipment	Owned	Printing and writing, text, cover, packaging and other specialty papers
Converting Center Neenah, Wisconsin	Paper finishing equipment	Owned	Printing and writing, text, cover, packaging and other specialty papers
Great Barrington Mill Great Barrington, Massachusetts	Paper finishing equipment	Owned; leased facility	Laminated specialty papers and toll converting services

Technical Products Segment
Munising Mill Munising, Michigan	Two paper machines; two off line saturators; two off line coaters; specialty finishing equipment	Owned	Tapes, abrasives, premask, medical packaging and other durable, saturated and coated substrates
Pittsfield Mill Pittsfield, Massachusetts	Three paper machines; paper finishing equipment	Owned	Reverse osmosis filtration and glass applications
Bruckmühl Mill Bruckmühl, Germany	One paper machine; two saturator/coaters; finishing equipment	Owned	Masking tape backings and abrasive backings
Weidach Mill Feldkirchen-Westerham, Germany	Two paper machines; three saturators; one laminator; three meltblown machines; specialty finishing equipment	Owned	Transportation filtration and other industrial filter media
Red Bridge Mill Bolton, England	Saturating, coating, and finishing equipment	Owned	Durable printing, specialty paper, and coated substrates
Eerbeek Mill Eerbeek, Netherlands	Two paper machines; paper finishing equipment	Owned	Digital dye sublimation and image transfer printing paper

Shared Facilities
Appleton Mill Appleton, Wisconsin	Two paper machines; saturating equipment; paper finishing equipment	Owned	Transportation filtration, printing and writing, text, cover, packaging, and other specialty papers
Brattleboro Mill Brattleboro, Vermont	One paper machine; coating and paper finishing equipment	Owned	Printing, packaging, specialty paper board, and coated substrates
Brownville Mill Brownville, New York	One paper machine; one off-line coater	Owned	Durable printing, packaging, and specialty paper
Lowville Mill Lowville, New York	Saturating, coating, embossing and finishing equipment	Owned	Durable printing, packaging, and specialty paper
Quakertown Mill Quakertown, Pennsylvania	Saturating, coating, embossing and finishing equipment	Owned	Durable printing, packaging, and specialty paper

See Note 7 of Notes to Consolidated Financial Statements, "Debt", for a description of the material encumbrances attached to the properties described in the table above.
As of December 31, 2017, following are the locations of our owned and leased office and laboratory space and the functions performed at each location.

Administrative Location	Office/Other Space	Function
Alpharetta, Georgia	Leased Office Space	Corporate Headquarters, Administration and Design Center
Neenah and Appleton, Wisconsin	Owned Office Space	Administration
Munising, Michigan	Owned Office and Laboratory Space	Administration and Research and Development for our technical products businesses
Pittsfield, Massachusetts	Owned Office and Laboratory Space	Administration and Research and Development for our technical products businesses
West Springfield, Massachusetts	Owned Office and Laboratory Space	Administration and Research and Development for our technical products and fine paper and packaging businesses
Feldkirchen-Westerham, Germany	Owned Office and Laboratory Space	Administration and Research and Development for our technical product businesses
Eerbeek, Netherlands	Owned Office and Laboratory Space	Administration and Research and Development for our technical product businesses

Capacity Utilization
Paper machines in our manufacturing facilities generally operate on a combination of three-shift five- or seven-day schedules to meet demand. We are not constrained by input factors and the maximum operating capacity of our manufacturing facilities is calculated based on operating days to account for variations in mix and different units of measure between assets. Due to required maintenance downtime and contract holidays, the maximum number of operating days is defined as 350 days per year. We generally expect to utilize approximately 80 to 90 percent of our maximum operating capacity. The following table presents our percentage utilization of maximum operating capacity by segment:

	Year Ended December 31,
	2017	2016	2015
Technical Products	88%	87%	84%
Fine Paper and Packaging	81%	80%	80%

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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Neenah common stock is listed on the New York Stock Exchange and is traded under the ticker symbol NP. Trading, as reported on the New York Stock Exchange, Inc. Composite Transactions Tape, and dividend information follows:

	Common Stock Market Price
			Dividends Declared
	High	Low
2017
Fourth quarter	$93.10	$80.00	$0.37
Third quarter	$86.35	$75.65	$0.37
Second quarter	$82.40	$72.35	$0.37
First quarter	$86.55	$73.05	$0.37

2016
Fourth quarter	$90.23	$75.50	$0.33
Third quarter	$82.24	$70.62	$0.33
Second quarter	$74.15	$61.77	$0.33
First quarter	$64.10	$63.37	$0.33

For the year ended December 31, 2017 we paid quarterly cash dividends of $0.37 per common share or $25.1 million annually. For the year ended December 31, 2016, we paid quarterly cash dividends of $0.33 per common share or $22.4 million annually. In November 2017, our Board of Directors approved an 11 percent increase in the quarterly dividend rate on our common stock to $0.41 per share, scheduled to be paid in March 2018.
Dividends are declared at the discretion of the Board of Directors, and future dividends will depend on our future earnings, cash flow, financial requirements and other factors. Our ability to pay cash dividends on our common stock is limited under the terms of both our bank credit agreement and our 2021 Senior Notes. Under the most restrictive terms of the Third Amended and Restated Credit Agreement, we are permitted to pay cash dividends on or repurchase shares of our common stock up to the amount available under the Third Amended and Restated Credit Agreement, as long as the availability under the Third Amended and Restated Credit Agreement exceeds $25 million. If the availability is below $25 million, we are restricted from paying dividends or repurchasing shares. As of December 31, 2017, our availability exceeded $25 million, so this restriction did not apply. Under the most restrictive terms of the 2021 Senior Notes, we are permitted to pay cash dividends of up to $25 million in a calendar year, but not permitted to repurchase shares of our common stock. However, as long as the net leverage ratio (net debt/EBITDA) under the 2021 Senior Notes is below 2.5x, we can pay dividends or repurchase shares without limitation. In the event the net leverage ratio exceeds 2.5x, we may still pay dividends in excess of $25 million or repurchase shares by utilizing "restricted payment baskets" as defined in the indenture for the 2021 Senior Notes. As of December 31, 2017, since our leverage ratio was less than 2.5x, none of these covenants were restrictive to our ability to pay dividends on or repurchase shares of our common stock.
As of February 22, 2018, Neenah had approximately 1,250 holders of record of its common stock. The closing price of Neenah's common stock on February 22, 2018 was $79.25.

Purchases of Equity Securities:
The following table sets forth certain information regarding purchases of our common stock during the fourth quarter of 2017.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (c)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
October 2017	—	$—	—	$25,000,000
November 2017	—	$—	—	$25,000,000
December 2017	24,127	$90.65	—	$25,000,000
_______________________

(a)
Transactions include the purchase of vested restricted shares from employees to satisfy minimum tax withholding requirements upon vesting of stock-based awards. See Note 9 of Notes to Consolidated Financial Statements, "Stock Compensation Plans."

(b)
In May 2017, our Board of Directors authorized a program for the purchase of up to $25 million of outstanding common stock which was in effect till December 31, 2017. In November 2017, our Board of Directors authorized a program for the purchase of up to $25 million of outstanding common stock effective January 1, 2018. The program does not require the Company to purchase any specific number of shares and may be suspended or discontinued at any time.

(c)	Average price paid per share for shares purchased as part of our program.

Equity Compensation Plan Information

The following table summarizes information about outstanding options (in this report, unless the context requires otherwise, references to "options" are intended to include stock appreciation rights) and restricted stock units and shares reserved for future issuance under our existing equity compensation plans as of December 31, 2017.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted- average exercise price of outstanding options, warrants, and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	310,176	(2)(3)	$55.60	680,000
Equity compensation plans not approved by security holders	—		—	—
Total	310,176		$55.60	680,000
_______________________

(1)	The weighted-average exercise price of outstanding options, warrants and rights does not take into account restricted stock units since they do not have an exercise price.

(2)
Includes (i) 180,000 shares issuable upon the exercise of outstanding options and stock appreciation rights ("SARs"), (ii) 41,377 shares issuable following the vesting and conversion of outstanding performance share unit awards, and (iii) 88,799 shares issuable upon the vesting and conversion of outstanding restricted stock units, all as of December 31, 2017. As of December 31, 2017, we had an aggregate of 464,958 stock options and SARs outstanding. The weighted average exercise price of the stock options and SARs was $55.6 per share and the remaining contractual life of such awards was 6.6 years.

(3)	Includes 159,200 shares that would be issued upon the assumed exercise of 425,200 SARs at the $90.65 per share closing price of our common stock on December 31, 2017.

Item 6.    Selected Financial Data
The following table sets forth our selected historical financial and other data. You should read the information set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report. The statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the balance sheet data as of December 31, 2017 and 2016 set forth below are derived from our audited historical consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of December 31, 2015, 2014 and 2013 and the statement of operations data for the years ended December 31, 2014 and 2013 set forth below are derived from our historical consolidated financial statements not included in this Annual Report on Form 10-K.
On October 31, 2015, we sold the Lahnstein Mill for net cash proceeds of approximately $5.4 million. For the years ended December 31, 2016 and December 31, 2015, discontinued operations reported on the consolidated statements of operations reflect the results of operations and the loss on sale of the Lahnstein Mill. The consolidated statements of operations for the years ended December 31, 2014 and 2013 have been restated to report results of the Lahnstein Mill as discontinued operations. As of December 31, 2015, 2014 and 2013, the assets and liabilities of the Lahnstein Mill are classified as assets held for sale on the consolidated balance sheet. See Note 13 of Notes to Consolidated Financial Statements, "Discontinued Operations."

	Year Ended December 31,
	2017	2016	2015	2014	2013

Consolidated Statement of Operations Data
Net sales	$979.9	$941.5	$887.7	$839.7	$781.7
Cost of products sold	781.2	727.0	692.3	668.9	621.8
Gross profit	198.7	214.5	195.4	170.8	159.9
Selling, general and administrative expenses	96.5	92.2	86.5	78.0	74.7
Acquisition/integration/restructuring costs (a)	1.3	7.0	6.5	2.3	0.4
Insurance settlement (b)	(3.2)	—	—	—	—
Pension plan settlement charge (c)	0.6	0.8	—	3.5	0.2
Loss on early extinguishment of debt (d)	—	—	—	0.2	0.5
Other (income) expense — net	(0.8)	0.4	1.0	0.2	1.5
Operating income	104.3	114.1	101.4	86.6	82.6
Interest expense — net	12.6	11.1	11.5	11.1	11.0
Income from continuing operations before income taxes	91.7	103.0	89.9	75.5	71.6
Provision for income taxes (i)	11.4	29.6	29.4	7.5	23.1
Income from continuing operations	80.3	73.4	60.5	68.0	48.5
Income (loss) from discontinued operations, net of taxes (f)	—	(0.4)	(9.4)	0.7	3.5
Net income	$80.3	$73.0	$51.1	$68.7	$52.0

Earnings from continuing operations per basic share	$4.74	$4.33	$3.58	$4.05	$2.97
Earnings from continuing operations per diluted share	$4.68	$4.26	$3.53	$3.99	$2.91
Cash dividends per common share	$1.48	$1.32	$1.20	$1.02	$0.70

Other Financial Data
Net cash flow provided by (used for):
Operating activities (i)	$100.0	$115.8	$111.2	$94.5	$83.5
Capital expenditures (h)	(42.7)	(68.5)	(48.1)	(27.9)	(28.7)
Other investing activities (g)	(52.3)	0.3	(112.0)	(77.0)	(4.6)
Financing activities (d)(i)	(3.8)	(48.4)	(18.8)	10.2	15.0
Ratio of earnings to fixed charges (e)	7.1x	8.7x	7.7x	6.9x	6.9x

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in millions)
Consolidated Balance Sheet Data
Cash and cash equivalents	$4.5	$3.1	$4.2	$72.6	$73.4
Working capital, less cash and cash equivalents	156.1	125.2	136.3	129.5	123.9
Total assets (i)	904.4	765.6	751.4	724.5	670.9
Long-term debt (d)(i)	254.1	219.7	228.2	226.8	185.5
Total liabilities (i)	504.5	427.3	439.8	435.8	403.4
Total stockholders' equity	399.9	338.3	311.6	288.7	267.5
_______________________

(a)
For the year ended December 31, 2017, we incurred of $1.3 million of acquisition costs related to the Coldenhove Acquisition and $0.6 million of pension settlement charges. For the year ended December 31, 2016, we incurred $4.1 million of integration costs related to the FiberMark Acquisition, $2.7 million of non-capitalized trial costs related to the U.S. filtration project, $0.2 million of other one-time costs and $0.8 million of pension settlement charges. For the year ended December 31, 2015, we incurred $5.3 million of integration costs related to the FiberMark Acquisition and $1.2 million of restructuring costs. For the year ended December 31, 2014, we incurred $1.0 million of integration costs related to the acquisition of the Crane technical materials business and $1.3 million of restructuring costs. For the year ended December 31, 2013, we incurred $0.4 million of integration costs related to the acquisition of the Southworth brands.

(b)	For the year ended December 31, 2017, we recorded a representations and warranties insurance settlement of $3.2 million related to the FiberMark acquisition.

(c)
For the year ended December 31, 2016, we elected settlement accounting even though the benefit payments did not exceed the sum of expected service cost and interest costs of the affected plans, and recognized a settlement loss of $0.8 million. For the years ended December 31, 2014 and 2013, benefit payments under certain pension plans exceeded the sum of expected service cost and interest costs for the plan for the respective calendar years. In accordance with ASC Topic 715, Compensation — Retirement Benefits ("ASC Topic 715"), we measured the liabilities of the post-retirement benefit plans and recognized settlement losses of $3.5 million and $0.2 million, respectively.

(d)
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

(f)	The following table presents the results of discontinued operations:

	Year Ended December 31,
	2017	2016 (1)	2015 (2)	2014	2013 (3)
Discontinued operations: (4)
Income from operations	$—	$—	$0.2	$0.9	$5.4
Loss on sale of the Lahnstein Mill (4)	—	(0.6)	(13.6)	—	—
Income (loss) before income taxes	—	(0.6)	(13.4)	0.9	5.4
Provision (benefit) for income taxes	—	(0.2)	(4.0)	0.2	1.9
Income (loss) from discontinued operations, net of taxes	$—	$(0.4)	$(9.4)	$0.7	$3.5
_______________________

(1)	The loss in 2016 was due to the final adjustment of the sales price of the Lahnstein Mill.

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

(4)
On October 31, 2015, we sold the Lahnstein Mill. For the year ended December 31, 2017, 2016, 2015, 2014 and 2013, the results of operations and the loss on sale of the Lahnstein Mill are reported as discontinued operations in the Consolidated Statement of Operations Data.

(g)
In November 2017, we purchased all of the outstanding equity of Coldenhove for approximately $45 million. In August 2015, we purchased all of the outstanding equity of FiberMark for approximately $118 million. In July 2014, we purchased all of the outstanding equity of Crane for approximately $72 million.

(h)	During the year ended December 31, 2016, we completed our U.S. Filtration project.

(i)
At December 31, 2017, financial statements reflect the adjustments arising from the U.S. tax reform signed on December 22, 2017. See Note 6 of Notes to Consolidated Financial Statements, "Income Taxes." At December 31, 2016, we adopted ASC Topic No. 2016-09 and applied the guidance retroactively to January 1, 2016. At December 31, 2015, we adopted ASC Topic No. 2015-03 and ASC Topic No. 2015-17 and elected to apply the guidance retroactively to all periods presented.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the years ended December 31, 2017, 2016 and 2015. Also discussed is our financial position as of the end of those years. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See "Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements.
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

•
Economic Conditions and Input Costs — The markets for all of our products are affected to a significant degree by economic conditions, including rapid changes in freight and input costs, particularly for pulp, latex and natural gas that may not be recovered immediately through pricing or other actions. Our results are also affected by fluctuations in exchange rates, particularly for the Euro.

Business Segments
Our reportable operating segments consist of Technical Products, Fine Paper and Packaging, and Other.
Our technical products business is a leading international producer of transportation, water and other filter media and durable, saturated and coated substrates for a variety of end markets. We focus on categories where we believe we are, or can be, a market leader. These categories include filtration media for transportation, water and other uses, backings for specialty tapes and abrasives, performance labels, digital image transfer, and other specialty markets. Our dedicated technical products manufacturing facilities are located near Munich, Germany, Eerbeek, Netherlands, Bolton, England,

Munising, Michigan, and Pittsfield, Massachusetts. In addition, certain technical products are manufactured along with fine paper and packaging products in shared facilities located in upstate New York, Brattleboro, Vermont, and Quakertown, Pennsylvania. In 2017, a filtration machine (which was converted from a fine paper machine) and adjacent saturating plant began production in Appleton, Wisconsin, a site also shared with the fine paper and packaging business.
We believe our fine paper and packaging business is the leading supplier of premium printing, packaging, and other high end specialty papers in North America. Our products include some of the most recognized and preferred brands in North America, where we enjoy leading market positions in many of our product categories. We sell our products primarily to authorized paper distributors, as well as through converters, major national retailers and specialty businesses. Our primary fine paper and packaging manufacturing facilities are located in Neenah and Whiting, Wisconsin and in Brattleboro, Vermont. Certain products are manufactured in shared facilities located in upstate New York, Brattleboro, Vermont, and Quakertown, Pennsylvania, as well as a site shared with technical products in 2017 in Appleton, Wisconsin. In August 2017, we purchased a laminating asset in Great Barrington, Massachusetts to support continued growth in our premium packaging business.
Our other segment includes certain product lines composed of papers sold to converters for end uses such as covering materials for datebooks, diaries, yearbooks and traditional photo albums. These products are primarily manufactured at our mill in Brattleboro, Vermont.

Results of Operations and Related Information
In this section, we discuss and analyze our net sales, income before interest and income taxes (which we refer to as "operating income") and other information relevant to an understanding of our results of operations.
Executive Summary
For the year ended December 31, 2017, consolidated net sales of $979.9 million increased $38.4 million, or 4 percent, from $941.5 million in 2016. The increase resulted from growth in both Technical Products and Fine Paper and Packaging, due to higher volumes, higher priced mix and favorable currency effects in Technical Products, and due to growth in premium packaging and higher selling prices, partly offset by lower priced mix in Fine Paper and Packaging. Excluding the November 1, 2017, Coldenhove Acquisition, consolidated net sales increased 3 percent from the prior year.
Consolidated operating income of $104.3 million for the year ended December 31, 2017 decreased $9.8 million, or 9 percent, from the prior year. The decline was primarily due to higher costs from the U.S. transportation filtration business start-up phase. Operating income benefited in 2017 from higher volumes and selling prices, proceeds from a representations and warranties insurance settlement and improved operational efficiencies. In addition to filtration start-up costs, operating income decreased due to higher input and freight costs, a lower value mix in Fine Paper and Packaging, and acquisition costs related to the Coldenhove Acquisition. Excluding the insurance settlement of $3.2 million, acquisition and integration costs of $1.3 million, and pension and SERP settlement charges of $0.6 million in 2017, and aggregate charges of $7.8 million for integration and restructuring costs and pension settlement losses in 2016, operating income for the year ended December 31, 2017 decreased $18.9 million from the prior year. See later in this section for further information regarding the presentation of operating income, as adjusted.
Cash provided by operating activities of $100 million for the year ended December 31, 2017 was $15.8 million lower than cash provided by operating activities of $115.8 million in the prior year primarily due to lower operating earnings and an increased investment in working capital. These items were partly offset by lower cash tax payments and lower contributions and benefit payments for post-retirement benefit obligations.
Capital expenditures for the year ended December 31, 2017 were $42.7 million compared to $68.5 million in the prior year. Higher spending in 2016 was due to an investment in U.S. transportation filtration assets that was completed at the end of 2016.

Analysis of Net Sales — Years Ended December 31, 2017, 2016 and 2015
The following table presents net sales by segment and net sales expressed as a percentage of total net sales:

	Year Ended December 31,
Net sales	2017	2017	2016	2016	2015	2015
Technical Products	$502.1	52%	$466.4	50%	$429.2	48%
Fine Paper and Packaging	455.3	46%	452.1	48%	442.7	50%
Other	22.5	2%	23.0	2%	15.8	2%
Consolidated	$979.9	100%	$941.5	100%	$887.7	100%

Commentary:
Year 2017 versus 2016

			Change in Net Sales Compared to the Prior Year
	For the Year Ended December 31,			Change Due To
			Total Change		Net Price
	2017	2016		Volume		Currency
Technical Products	$502.1	$466.4	$35.7	$22.9	$10.0	$2.8
Fine Paper and Packaging	455.3	452.1	3.2	7.2	(4.0)	—
Other	22.5	23.0	(0.5)	—	(0.5)	—
Consolidated	$979.9	$941.5	$38.4	$30.1	$5.5	$2.8

Consolidated net sales for the year ended December 31, 2017 were $38.4 million (4%) higher than the prior year. The increase resulted from growth in both Technical Products and Fine Paper and Packaging, due to higher volumes, higher priced mix and favorable currency effects in Technical Products, and due to growth in premium packaging and higher selling prices, partly offset by lower priced mix in Fine Paper and Packaging. Excluding the November 1, 2017, Coldenhove Acquisition, consolidated net sales increased 3 percent from the prior year.

•
Net sales in our technical products business increased $35.7 million (8%) from the prior year due to higher volumes in backings, label and other filtration, as well as higher priced mix, acquired volume and favorable currency effects. Excluding the Coldenhove Acquisition, technical product sales increased $28.2 million (6%). Net selling prices increased due to a higher-priced mix of products sold and increased selling prices.

•
Net sales in our fine paper and packaging business increased $3.2 million (1%) from the prior year due to higher volumes largely offset by lower priced mix. Increased volumes reflected double digit growth in premium packaging as well as more direct sales of non-branded products, which more than offset the decline in commercial print.

•	Net sales in our other business segment decreased $0.5 million from the prior year period due to lower priced mix.

Year 2016 versus 2015

			Change in Net Sales Compared to the Prior Year
	For the Years Ended December 31,			Change Due To
	2016	2015	Total Change	Volume	Net Price	Currency
Technical Products	$466.4	$429.2	$37.2	$49.8	$(11.0)	$(1.6)
Fine Paper and Packaging	452.1	442.7	9.4	18.2	(8.8)	—
Other	23.0	15.8	7.2	7.2	—	—
Consolidated	$941.5	$887.7	$53.8	$75.2	$(19.8)	$(1.6)

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

Analysis of Operating Income — Years Ended December 31, 2017, 2016 and 2015
The following table sets forth line items from our consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Year Ended December 31,
	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Cost of products sold	79.7%	77.2%	78.0%
Gross profit	20.3%	22.8%	22.0%
Selling, general and administrative expenses	9.8%	9.8%	9.8%
Integration costs and settlement charges	(0.1)%	0.8%	0.7%
Other (income) expense — net	—%	0.1%	0.1%
Operating income	10.6%	12.1%	11.4%
Interest expense — net	1.2%	1.2%	1.3%
Income from continuing operations before income taxes	9.4%	10.9%	10.1%
Provision for income taxes	1.2%	3.1%	3.3%
Income from continuing operations	8.2%	7.8%	6.8%

Commentary:
Year 2017 versus 2016

			Change in Operating Income (Loss) Compared to the Prior Year
	For the Years Ended December 31,			Change Due To
	2017	2016	Total Change	Volume	Net Price (a)	Input Costs (b)	Currency	Other (c)
Technical Products	$55.3	$65.6	$(10.3)	$5.9	$1.9	$(5.6)	$0.4	$(13.0)
Fine Paper and Packaging	69.5	70.7	(1.2)	2.9	(3.4)	(2.5)	—	1.8
Other	(0.4)	(1.1)	0.7	(0.3)	(0.5)	(0.1)	—	1.6
Unallocated corporate costs	(20.1)	(21.1)	1.0	—	—	—	—	1.8
Consolidated	$104.3	$114.1	$(9.8)	$8.5	$(2.0)	$(8.2)	$0.4	$(7.8)
_______________________

(a)	Includes price changes, net of changes in product mix.

(b)	Includes price changes for raw materials and energy.

(c)
Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and SG&A expenses, start-up and other costs for the U.S. transportation filtration business, insurance settlement and acquisition/integration/restructuring costs.

Consolidated operating income of $104.3 million for the year ended December 31, 2017 decreased $9.8 million (9%) from the prior year. The decline was primarily due to higher costs from the U.S. transportation filtration business start-up phase. Operating income benefited in 2017 from higher volumes and selling prices, proceeds from a representations and warranties insurance settlement and improved operational efficiencies. In addition to filtration start-up costs, operating income decreased due to higher input and freight costs, a lower value mix in Fine Paper and Packaging, and acquisition costs related to the Coldenhove Acquisition. Excluding the insurance settlement of $3.2 million, acquisition and integration costs of $1.3 million, and pension and SERP settlement charges of $0.6 million in 2017, and aggregate charges of $7.8 million for integration and restructuring costs and pension settlement losses, operating income for the year ended December 31, 2017 decreased $18.9 million (16%) from the prior year. See later in this section for further information regarding the presentation of operating income, as adjusted.

•
Operating income for our technical products business decreased $10.3 million (16%) from the prior year primarily due to higher costs from the U.S. transportation filtration start-up. Excluding the higher costs from the U.S. transportation filtration business, operating income for technical products increased due to higher sales volumes, manufacturing efficiencies, and lower integration and restructuring costs. These items were partially offset by unfavorable impacts from higher material and transportation costs. Results for the year ended December 31, 2016 include $1.4 million for integration/restructuring costs. Excluding integration/restructuring costs, operating income for the technical products business decreased $11.7 million (17%).

•
Operating income for our fine paper and packaging business decreased $1.2 million (2%) from the prior year period primarily due to higher material and transportation costs and a lower priced product mix, that were partly offset by higher sales volume, increased selling prices, lower integration costs, and an insurance settlement of $2.9 million. Results for the year ended December 31, 2016 include $1.8 million for integration costs related to the FiberMark Acquisition. Excluding the insurance settlement and integration costs, operating income for the fine paper and packaging business decreased $5.9 million (8%).

•
Unallocated corporate costs for the year ended December 31, 2017 were $20.1 million, or $1.0 million less than the prior year. Excluding charges of $1.3 million for acquisition and integration, and $0.6 million of pension and SERP settlement charges in 2017, and $0.8 million for a pension plan settlement charge and $2.7 million of restructuring costs in 2016, unallocated corporate expenses were $0.6 million unfavorable to the prior year.

Year 2016 versus 2015

			Change in Operating Income (Loss) Compared to the Prior Year
	For the Years Ended December 31,			Change Due To
	2016	2015	Total Change	Volume	Net Price (a)	Input Costs (b)	Currency	Other (c)
Technical Products	$65.6	$54.1	$11.5	$9.1	$(5.5)	$11.0	$(0.5)	$(2.6)
Fine Paper and Packaging	70.7	67.3	3.4	0.2	(4.1)	10.4	—	(3.1)
Other	(1.1)	(2.0)	0.9	0.7	—	—	—	0.2
Unallocated corporate costs	(21.1)	(18.0)	(3.1)	—	—	—	—	(3.1)
Consolidated	$114.1	$101.4	$12.7	$10.0	$(9.6)	$21.4	$(0.5)	$(8.6)
_______________________

(a)	Includes price changes, net of changes in product mix.

(b)	Includes price changes for raw materials and energy.

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

The following table sets forth our operating income by segment for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Operating income
Technical Products	$55.3	$65.6	$54.1
Fine Paper and Packaging	69.5	70.7	67.3
Other	(0.4)	(1.1)	(2.0)
Unallocated corporate costs	(20.1)	(21.1)	(18.0)
Operating Income as Reported	104.3	114.1	101.4
Non-GAAP Adjustments
Technical Products
Integration/restructuring costs	—	1.4	1.8
Fine Paper and Packaging
Insurance settlement	(2.9)	—	—
Integration/Restructuring costs	—	1.8	1.5
Total	(2.9)	1.8	1.5
Other
Insurance settlement	(0.3)	—	—
Integration/restructuring costs	—	1.1	2.4
Total	(0.3)	1.1	2.4
Unallocated corporate costs
Pension plan settlement charge	0.6	0.8	—
Acquisition/integration/restructuring costs	1.3	2.7	0.8
Total	1.9	3.5	0.8
Total non-GAAP Adjustments	(1.3)	7.8	6.5
Operating Income as Adjusted	$103.0	$121.9	$107.9

In accordance with generally accepted accounting principles in the United States ("GAAP"), consolidated operating income includes the pre-tax effects of the representations and warranties insurance settlement, acquisition, integration and restructuring costs, and pension plan settlement charges. We believe that by adjusting reported operating income to exclude the effects of these items, the resulting adjusted operating income is on a basis that reflects the results of our ongoing operations. We believe that providing adjusted operating results will help investors gain an additional perspective of underlying business trends and results. Adjusted operating income is not a recognized term under GAAP and should not be considered in isolation or as a substitute for operating income derived in accordance with GAAP. Other companies may use different methodologies for calculating their non-GAAP financial measures and, accordingly, our non-GAAP financial measures may not be comparable to their measures.

Additional Statement of Operations Commentary:

•
SG&A expense of $96.5 million for the year ended December 31, 2017 was $4.3 million higher than the prior year due to increased SG&A associated with U.S. transportation filtration business, incremental costs related to the Coldenhove Acquisition, and higher spending due to increased sales in Technical Products. SG&A expense as a percentage of net sales for the year ended December 31, 2017, was approximately 9.8 percent and was comparable to the prior year.

•
SG&A expense of $92.2 million for the year ended December 31, 2016 was $5.7 million higher than the prior year due to incremental selling and administrative costs related to the FiberMark Acquisition. SG&A expense as a percentage of net sales for the year ended December 31, 2016, was approximately 9.8 percent and was comparable to the year ended December 31, 2015.

•
For the years ended December 31, 2017, 2016 and 2015, we incurred $12.7 million, $11.2 million and $11.7 million of interest expense, respectively. The increase in interest expense in 2017 was primarily due to capitalization of interest of $0.8 million for the U.S. filtration project in 2016, higher interest rates in 2017 and higher borrowing related to the Coldenhove Acquisition.

•
In general, our effective tax rate differs from the U.S. statutory tax rate of 35 percent primarily due to impacts of our corporate tax structure, benefits from R&D Credits earned, the mix of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate and changes in federal and state tax rates. For the year ended December 31, 2017, our effective income tax rate related to continuing operations was 12 percent, primarily due to the reduction in the U.S. federal tax rate. On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly referred to as the "Tax Act". The Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes and changing how foreign earnings are subject to U.S. tax. The Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. The Company has not completed our determination of the accounting implications of the Tax Act on its tax accruals. However, the Company reasonably estimated the effects of the Tax Act and recorded provisional amounts in the financial statements as of December 31, 2017. Consistent with guidance issued by the SEC, which provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the Tax Act, the Company provisionally recorded an income tax benefit of $6.5 million related to the Tax Act. This amount is comprised of a $10.3 million tax benefit from the remeasurement of federal net deferred tax liabilities resulting from the reduction in the U.S. statutory corporate tax rate to 21% from 35%, less $3.8 million of tax expense from the mandatory one-time tax on the accumulated earnings of its foreign subsidiaries. As the Company completes its analysis of the Tax Act, collects and prepares necessary data and interprets any additional guidance issued by the U.S. Treasury Department, the IRS and other standard-setting bodies, adjustments to the provisional amounts may be required. In addition, adjustments to the provisional amounts may be needed to reflect legislative actions by the various U.S. states related to application of the Tax Act provisions on 2017 state tax returns. These adjustments could significantly impact the Company’s provision for income taxes in the period in which the adjustments are made.

In June 2017, as part of our annual strategic plan review, the Company reassessed its intentions regarding the indefinite reinvestment of undistributed earnings of our German operations and asserted its intent to indefinitely reinvest them. As a result, the Company did not provide deferred income taxes on the 2017 unremitted earnings of our German operations. In addition, in the second quarter of 2017, the deferred tax liability of $4.1 million which was recorded in 2016 on unremitted German earnings was eliminated with a reduction to income tax expense. As noted above, the Tax Act includes a mandatory one-time tax on unremitted accumulated earnings of all foreign subsidiaries, and as a result, all previously unremitted earnings are now subject to U.S. tax and a liability of $3.8 million was recorded thereon as of December 31, 2017. Beginning in 2018, the Tax Act will generally provide a 100% deduction for U.S. federal tax purposes of dividends received by the Company from its foreign subsidiaries. The Company is currently evaluating the potential U.S. federal and state and foreign tax liabilities that would result from future repatriations, if any, and how the Tax Act will affect the Company's existing accounting assertion with regard to the indefinite reinvestment of undistributed foreign earnings. The Company will complete this evaluation and determine the impacts, if any, of U.S. federal and state and foreign legislation on its indefinite reinvestment assertion within the one-year measurement period.
For the year ended December 31, 2016, our effective income tax rate related to continuing operations was 29 percent. The adoption of ASU 2016-09 allowed excess tax benefits from share-based payments to be shown as a reduction to income tax expense and reduced the rate for the year by 3 percent. For the year ended December 31, 2015, our effective income tax rate related to continuing operations was 33 percent and included the benefit from recognizing R&D Credits earned in prior periods. For a reconciliation of effective tax rate to the U.S. federal statutory tax rate, see Note 6 of Notes to Consolidated Financial Statements, "Income Taxes."

Liquidity and Capital Resources

	Year Ended December 31,
	2017	2016	2015
Net cash flow provided by (used in):
Operating activities	$100.0	$115.8	$111.2
Investing activities:
Capital expenditures	(42.7)	(68.5)	(48.1)
Acquisitions	(43.1)	—	(118.2)
Asset acquisition	(8.0)	—	—
Proceeds on sale of discontinued operations	—	—	5.4
Other investing activities	(1.2)	0.3	0.8
Total	(95.0)	(68.2)	(160.1)
Financing activities	(3.8)	(48.4)	(18.8)
Effect of exchange rate changes on cash and cash equivalents	0.2	(0.3)	(0.7)
Net increase (decrease) in cash and cash equivalents	$1.4	$(1.1)	$(68.4)

Operating Cash Flow Commentary

•
Cash provided by operating activities of $100 million for the year ended December 31, 2017 was $15.8 million less than cash provided by operating activities of $115.8 million in the prior year. The unfavorable comparison was primarily due to a $9.8 million decrease in operating income and an increase of $10.6 million in our investment in working capital for the year ended December 31, 2017. These items were offset by lower cash tax payments and lower contributions and benefit payments for post-retirement benefit obligations in 2017.

•
Cash provided by operating activities of $115.8 million for the year ended December 31, 2016 was $16.7 million favorable to cash provided by operating activities of $111.2 million in the prior year. The favorable comparison was primarily due to a a $12.7 million increase in operating income and the benefits of higher utilization of U.S. federal R&D Credits. These favorable variances were partially offset by higher post-retirement benefit contributions in 2016 and a decrease of $1.8 million in our investment in working capital in the prior year compared to an increase of $1.2 million in our investment in working capital for the year ended December 31, 2016.

Investing Commentary:

•
For the years ended December 31, 2017 and 2016, cash used by investing activities was $95.0 million and $68.2 million, respectively. Capital expenditures for the year ended December 31, 2017 were $42.7 million compared to spending of $68.5 million in the prior year. The capital expenditures were higher than normal in the prior year, due to the U.S. transportation filtration project which was completed in 2016.

•
For the year ended December 31, 2017, cash used by investing activities includes $43.1 million for the Coldenhove Acquisition and $8.0 million for acquisition of a laminating asset. For the year ended December 31, 2015, cash used by investing activities includes $118.2 million for the FiberMark Acquisition.

•	For the year ended December 31, 2015, we received net cash proceeds of $5.4 million from the sale of the Lahnstein Mill.

•
Capital expenditures for the year ended December 31, 2016 were $68.5 million compared to spending of $48.1 million in the prior year. The capital expenditures were higher than normal due to the U.S. Filtration project which was completed in 2016.

•
For 2018, we expect aggregate annual capital expenditures to be within our target range of approximately 3 to 5 percent of net sales. We believe that the level of our capital spending can be more than adequately funded from cash provided from operating activities and allows us to maintain the efficiency and cost effectiveness of our assets and also invest in expanded manufacturing capabilities to successfully pursue strategic initiatives and deliver attractive returns.

Financing Commentary:
Our liquidity requirements are provided by cash generated from operations and short and long-term borrowings.

•
For the year ended December 31, 2017, cash used by financing activities was $3.8 million compared to cash used by financing activities of $48.4 million for the prior year. The decrease was due to higher net debt borrowings and lower share repurchases, offset by higher dividends paid in 2017. For the year ended December 31, 2016, cash used by financing activities was $48.4 million compared to cash used by financing activities of $18.8 million for the prior year. The change was due to higher net debt repayments, and higher share repurchases and dividends paid in 2016.

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
The Second German Loan Agreement provides for €9.0 million of construction financing which is secured by the melt blown machine. The loan matures in September 2022 and principal is repaid in equal quarterly installments. At December 31, 2017, €5.3 million ($6.4 million, based on exchange rates at December 31, 2017) was outstanding under the Second German Loan Agreement.

•
Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of December 31, 2017, we had $76.9 million outstanding under our Revolver and $91.9 million of available credit (based on exchange rates at December 31, 2017).

•	We have required debt payments through December 31, 2017 of $1.4 million on the Second German Loan Agreement.

•
For the year ended December 31, 2017, cash and cash equivalents increased $1.4 million to $4.5 million at December 31, 2017 from $3.1 million at December 31, 2016. Total debt increased $34.6 million to $255.5 million at December 31, 2017 from $220.9 million at December 31, 2016. Net debt (total debt minus cash and cash equivalents) increased by $33.2 million primarily due to the Coldenhove Acquisition.

•	As of December 31, 2017, majority of our cash balance was held at entities outside of the U.S. As of December 31, 2017, there were no restrictions regarding the repatriation of our non-U.S. cash.

Transactions with Shareholders

•	For the years ended December 31, 2017 and 2016, we paid quarterly cash dividends of $0.37 per common share or $25.1 million annually and $0.33 per common share or $22.4 million annually, respectively.

•	In November 2017, our Board of Directors approved an 11 percent increase in the quarterly dividend rate on our common stock to $0.41 per share, scheduled to be paid in March 2018.

•
In May 2017, our Board of Directors authorized the 2017 Stock Purchase Plan which was in effect till December 31, 2017. In November 2017, our Board of Directors authorized a program for the purchase of up to $25 million of outstanding common stock effective January 1, 2018 ("2018 Stock Purchase Plan"). The program does not require the Company to purchase any specific number of shares and may be suspended or discontinued at any time. Purchases under the 2018 Stock Purchase Plan will be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. For the year ended December 31, 2017, we acquired approximately 85,354 shares of Common Stock at a cost of $6.8 million. For further details on our Stock Purchase Plans refer to Note 10 of Notes to Consolidated Financial Statements, "Stockholders' Equity."

•
For the years ended December 31, 2017 and 2016, we acquired approximately 28,000 and 46,000 of Common Stock, respectively, at a cost of $2.5 million and $3.8 million, respectively, for shares surrendered by employees to pay taxes due on vested restricted stock awards and stock appreciation rights exercised. In addition, we received $0.4 million in proceeds from the exercise of employee stock options for each of the years ended December 31, 2017 and 2016.

•
Under the most restrictive terms of the Third Amended and Restated Credit Agreement, we are permitted to pay cash dividends on or repurchase shares of our common stock up to the amount available under the Third Amended and Restated Credit Agreement, as long as the availability under the Third Amended and Restated Credit Agreement exceeds $25 million. If the availability is below $25 million, we are restricted from paying dividends or repurchasing shares. As of December 31, 2017, our availability exceeded $25 million, so this restriction did not apply.  See our availability under the Third Amended and Restated Credit Agreement in Note 7 of Notes to Consolidated Financial Statements, "Debt." Under the most restrictive terms of the 2021 Senior Notes, we are permitted to pay cash dividends of up to $25 million in a calendar year, but not permitted to repurchase shares of our common stock. However, as long as the net leverage ratio (net debt/EBITDA) under the 2021 Senior Notes is below 2.5x, we can pay dividends or repurchase shares without limitation. In the event the net leverage ratio exceeds 2.5x, we may still pay dividends in excess of $25 million or repurchase shares by utilizing "restricted payment baskets" as defined in the indenture for the 2021 Senior Notes. As of December 31, 2017, since our leverage ratio was less than 2.5x, none of these covenants were restrictive to our ability to pay dividends on or repurchase shares of our common stock.

Other Items:

•
As of December 31, 2017, we had $44.0 million of state NOLs. Our state NOLs may be used to offset approximately $2.6 million in state income taxes. If not used, substantially all of the state NOLs will expire in various amounts between 2018 and 2036. In addition, we had $15.5 million of U.S. federal and $6.9 million of U.S. state R&D Credits which, if not used, will expire between 2030 and 2037 for the U.S. federal R&D Credits and between 2020 and 2032 for the state R&D Credits.

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

Contractual Obligations
The following table presents the total contractual obligations for which cash flows are fixed or determinable as of December 31, 2017:

(In millions)	2018	2019	2020	2021	2022	Beyond 2022	Total
Long-term debt payments	$1.4	$78.2	$1.3	$176.4	$1.0	$—	$258.3
Interest payments on long-term debt (a)	11.4	11.3	9.3	4.3	—	—	36.3
Open purchase orders (b)	67.0	—	—	—	—	—	67.0
Other post-employment benefit obligations (c)	5.3	4.3	4.6	4.9	4.8	18.1	42.0
Contributions to pension trusts	14.7	—	—	—	—	—	14.7
Minimum purchase commitments (d)	12.3	6.1	—	—	—	—	18.4
Operating leases	4.0	2.6	2.1	1.8	1.6	3.7	15.8
Total contractual obligations	$116.1	$102.5	$17.3	$187.4	$7.4	$21.8	$452.5
_______________________

(a)	Interest payments on long-term debt includes interest on variable rate debt at December 31, 2017 weighted average interest rates.

(b)	The open purchase orders displayed in the table represent amounts we anticipate will become payable within the next 12 months for goods and services that we have negotiated for delivery.

(c)
The above table includes future payments that we will make for postretirement benefits other than pensions. Those amounts are estimated using actuarial assumptions, including expected future service, to project the future obligations.

(d)
The minimum purchase commitments in 2018 are primarily for coal and corn starch contracts. Although we are primarily liable for payments on the above operating leases and minimum purchase commitments, based on historic operating performance and forecasted future cash flows, we believe our exposure to losses, if any, under these arrangements is not material.

Adoption of New Accounting Pronouncements
See Note 2 of Notes to Consolidated Financial Statements, "Summary of Significant Accounting Policies — Recently Adopted Accounting Standards" for a description of accounting standards adopted in the year ended December 31, 2017.

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
Inventories
We value U.S. inventories at the lower of cost, using the Last-In, First-Out ("LIFO") method, or market. German and Dutch inventories are valued at the lower of cost, using a weighted-average cost method, or market. The First-In, First-Out value of U.S. inventories valued on the LIFO method was $120.1 million and $106.8 million at December 31, 2017 and 2016, respectively and exceeded such LIFO value by $10.5 million and $8.2 million, respectively. Cost includes labor, materials and production overhead. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials and other costs may have been incurred at significantly different values due to the length of time of our production cycle. Since we value most of our inventory utilizing the LIFO inventory costing methodology, rapid changes in raw material costs have an impact on our operating results.

Income Taxes
Significant judgment is required in determining our global provision for income taxes and recording the related tax assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is less than certain. Our effective income tax rates include the tax effects of certain special items, such as foreign tax rate differences, tax effects of foreign financing structures, R&D Credits and excess tax benefits from stock compensation. While we believe that these judgments and estimates are appropriate and reasonable under the circumstances, actual resolution of these matters may differ from recorded estimated amounts.
As of December 31, 2017, we have aggregate deferred income tax assets of $10.1 million related to temporary differences, net operating losses and R&D Credits of the state of Wisconsin only. U.S. federal R&D Credits are netted against deferred income tax liabilities. As of December 31, 2016, our aggregate deferred income tax assets were $6.1 million and included all deferred attributes of U.S. federal and state jurisdictions. As of December 31, 2016, we recorded a valuation allowance of $3.1 million against a portion of our U.S. state R&D Credits. In determining the need for a valuation allowance, we consider many factors, including specific taxing jurisdictions, sources of taxable income, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance would be recognized if, based on the weight of available evidence, we conclude that it is more likely than not that some portion or all of the deferred income tax assets will not be realized.
As of December 31, 2017 and 2016, our liability for uncertain income taxes positions was $10.0 million and $10.3 million, respectively. In evaluating and estimating tax positions and tax benefits, we consider many factors which may result in periodic adjustments and which may not accurately anticipate actual outcomes.

Pension and Other Postretirement Benefits
Consolidated pension expense related to continuing operations for defined benefit pension plans was $7.0 million, $9.5 million and $6.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Accounting for defined benefit pension plans requires various assumptions, including, but not limited to, discount rates, expected long-term rates of return on plan assets, future compensation growth rates and mortality rates. Accounting for our postretirement benefit plans also requires various assumptions, which include, but are not limited to, discount rates and annual rates of increase in the per capita costs of health care benefits.
The following chart summarizes the more significant assumptions used in the actuarial valuation of our defined benefit plans for each of the past three years:

	2017	2016	2015
Pension plans
Weighted average discount rate for benefit expense	4.18%	4.54%	3.91%
Weighted average discount rate for benefit obligation	3.49%	4.16%	4.54%
Expected long-term rate on plan assets	6.31%	6.20%	6.50%
Rate of compensation increase	2.49%	2.18%	2.92%
Postretirement benefit plans
Weighted average discount rate for benefit expense	3.89%	4.07%	4.05%
Weighted average discount rate for benefit obligation	3.27%	3.69%	4.07%
Health care cost trend rate assumed for next year	6.80%	7.00%	7.30%
Ultimate cost trend rate	4.50%	4.50%	4.50%
Year that the ultimate cost trend rate is reached	2037	2037	2027
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
For the years ended December 31, 2017, 2016 and 2015, consolidated postretirement health care and life insurance plan benefit expense was $2.7 million, $3.3 million and $3.4 million, respectively. The discount (or settlement) rate that is utilized for determining the present value of future postretirement health care and life insurance plan benefit obligations in the U.S. is generally based on the yield for a theoretical basket of AA-rated corporate bonds currently available in the market place, whose duration matches the timing of expected postretirement health care and life insurance benefit payments. The discount (or settlement) rate that is utilized for determining the present value of future postretirement health care and life insurance obligations for our foreign benefit plans is generally based on an index of AA-rated corporate bonds adjusted to match the timing of expected benefit payments.
We evaluate these assumptions at least once each year or as facts and circumstances dictate and we make changes as conditions warrant. Changes to these assumptions will increase or decrease our reported net periodic benefit expense, which will result in changes to the recorded benefit plan assets and liabilities.

Useful Life and Impairment of Long-Lived Assets
Property, Plant and Equipment
For financial reporting purposes, depreciation is principally computed on the straight-line method over estimated useful asset lives. The weighted average remaining useful lives for buildings, land improvements and machinery and equipment are approximately 20 years, 12 years and 9.5 years respectively. We also use units-of-production method of depreciation for the U.S. transportation filtration production assets with a gross book value of $66.6 million, which reflects the nature of the assets' utilization.
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
Goodwill and Other Intangible Assets with Indefinite Lives
We test goodwill for impairment at least annually in conjunction with preparation of Neenah's annual business plan, or more frequently if events or circumstances indicate it might be impaired.
We tested goodwill for impairment as of November 30, 2017. We elected the option under ASC Topic 350, Intangibles — Goodwill and Other, to perform a qualitative assessment of our reporting units to determine whether further impairment testing is necessary. In this qualitative assessment, we considered the following items for each of the reporting units: macroeconomic conditions, industry and market conditions, overall financial performance and other entity specific events. In addition, for each of these reporting units, the most recent fair value determination results in an amount that exceeds the carrying amount of the reporting units. Based on these assessments, we determined that the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is not more likely than not. As of November 30, 2017 no impairment was indicated.
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
Our annual test of other intangible assets for impairment at November 30, 2017, 2016 and 2015 indicated that the carrying amount of such assets was recoverable.
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

Foreign Currency Risk
Our reported operating results are affected by changes in the exchange rates of the local currencies of our non-U.S. operations relative to the U.S. dollar. For the year ended December 31, 2017, a hypothetical 10 percent strengthening of the U.S dollar relative to the local currencies of our non-U.S. operations would have decreased our income before income taxes by approximately $3.9 million. We do not hedge our exposure to exchange risk on reported operating results.
The translation of the balance sheets of our non-U.S. operations from their local currencies into U.S. dollars is also sensitive to changes in the exchange rate of the U.S. dollar. Consequently, we performed a sensitivity test to determine if changes in the exchange rate would have a significant effect on the translation of the balance sheets of our non-U.S. operations into U.S. dollars. These translation gains or losses are recorded as unrealized translation adjustments ("UTA", a component of accumulated other comprehensive income) within stockholders' equity. The hypothetical change in UTA is calculated by multiplying the net assets of our non-U.S. operations by a 10 percent change in the exchange rate of their local currencies compared to the U.S. dollar. As of December 31, 2017, the net assets of our non-U.S. operations exceeded their net liabilities by approximately $214 million. As of December 31, 2017, a 10 percent strengthening of the U.S. dollar relative to the local currencies of our non-U.S. operations would have decreased our stockholders' equity by approximately $22 million.

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
Based on 2017 pulp purchases, a $100 per ton increase in the average market price for pulp would have increased our annual costs for pulp purchases by approximately $23 million.
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
Our technical products business acquires certain of its specialized pulp requirements from two global suppliers and certain critical specialty latex grades from a limited number suppliers. In general, these supply arrangements are covered by formal contracts and represent multi-year business relationships that have historically been sufficient to meet our needs. We expect these relationships to continue to operate in a satisfactory manner in the future. In the event of an interruption of production at any one supplier, we believe that each of these suppliers individually would be able to satisfy our short-term requirements for specialized pulp or specialty latex. In the event of a long-term disruption in our supply of specialized pulp or specialty latex, we believe we would be able to substitute other pulp grades or other latex grades that would allow us to meet required product performance characteristics and incur only a limited disruption in our production. As a result, we do not believe that the substitution of such alternative pulp or latex grades would have a material effect on our operations.
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

Interest Rate Risk
We are exposed to interest rate risk on our variable rate bank debt. At December 31, 2017, we had $76.9 million of variable rate borrowings outstanding. A 100 basis point increase in interest rates would increase our annual interest expense on outstanding variable rate borrowings by approximately $0.8 million.

Environmental Regulation/Climate Change Legislation
Our manufacturing operations are subject to extensive regulation primarily by U.S., German, Dutch and other international authorities. We have made significant capital expenditures to comply with environmental laws, rules and regulations. Due to changes in environmental laws and regulations, including potential future legislation to limit GHG emissions, the application of such regulations and changes in environmental control technology, we are not able to predict with certainty the amount of future capital spending to be incurred for environmental purposes. Taking these uncertainties into account, we have planned capital expenditures for environmental projects during the period 2018 through 2019 of approximately $1 million to $2 million annually.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of the Company's businesses except for the Coldenhove business acquired in November 2017. The Coldenhove business constituted approximately 8 percent of total assets and less than 1 percent of revenues and net income of the consolidated financial statement amounts as of and for the year ended December 31, 2017. Further discussion of this acquisition can be found in Note 4 "Acquisitions" to our consolidated financial statements. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based upon its assessment, management believes that as of December 31, 2017, the Company's internal controls over financial reporting were effective.
The effectiveness of internal control over financial reporting as of December 31, 2017, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Deloitte & Touche's attestation report on the Company's internal control over financial reporting is included herein. See "Item 15, Exhibits and Financial Statement Schedule."
Neenah, Inc.
February 23, 2018

Changes in Internal Control Over Financial Reporting
There has been no significant change in the Company's internal control over financial reporting during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information
None.

PART III

Item 10.    Directors and Executive Officers of the Registrant
The information required to be set forth herein, except for the information included under Executive Officers of the Company, relating to nominees for director of Neenah and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the captions "Election of Directors", "Meetings and Committees of the Board of Directors", "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively, in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2018. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2017.

Executive Officers of the Company
Set forth below is information concerning our executive officers.

Name	Position
John P. O'Donnell	President, Chief Executive Officer and Director
Matthew L. Duncan	Senior Vice President, Chief Human Resource Officer
Steven S. Heinrichs	Senior Vice President, General Counsel and Secretary
Bonnie C. Lind	Senior Vice President, Chief Financial Officer and Treasurer
Julie A. Schertell	Senior Vice President — President, Fine Paper and Packaging
Byron J. Racki	Senior Vice President — President, Performance Materials
Armin Schwinn	Senior Vice President — Managing Director of Neenah Germany
Larry N. Brownlee	Vice President — Controller and Principal Accounting Officer
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
Steven S. Heinrichs, born in 1968, is our Senior Vice President, General Counsel and Secretary and has been in that role since June 2004 when he joined Kimberly-Clark as Chief Counsel, Pulp and Paper and General Counsel for Neenah, Inc. Prior to his employment with Kimberly-Clark, Mr. Heinrichs served as Associate General Counsel and Assistant Secretary for Mariner Health Care, Inc., a nursing home and long-term acute care hospital company. Before joining Mariner Health Care in 2003, Mr. Heinrichs served as Associate General Counsel and Assistant Secretary for American Commercial Lines LLC, a leading inland barge and shipbuilding company from 1998 through 2003. Mr. Heinrichs engaged in the private practice of law with Skadden, Arps, Slate, Meagher and Flom LLP and Shuttleworth, Smith, McNabb and Williams PLLC from 1994 through 1998. Mr. Heinrichs received his MBA from the Kellogg School of Management at Northwestern University in 2008, his law degree from Tulane University in 1994, and his Bachelor of Arts degree from the University of Virginia.

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
Byron J. Racki, born in 1977, is a Senior Vice President of the Company and President, Performance Materials, and had been in that role since January 2017. Mr. Racki joined the Company in 2006 and has served in areas of increasing responsibility including Vice President of Sales and Marketing, Specialty Products in 2014 and 2015 and Vice President of Sales and Marketing for the Fine Paper division in 2012 and 2013. Prior to joining Neenah, Mr. Racki was employed by Kimberly-Clark in the Family Care division in various finance positions. Mr. Racki earned an MBA from the University of Texas at Austin and a Bachelor of Arts degree in Political Science and Economics from the University of Iowa.
Armin Schwinn, born in 1959, has been our Senior Vice President — Managing Director of Neenah Germany since April 2010, and he is responsible for our filtration operating unit. Mr. Schwinn had been Vice President, Finance of Neenah Germany since our acquisition of FiberMark Germany in October 2006. Mr. Schwinn joined FiberMark Germany in 1995 and held increasingly senior positions within FiberMark Germany's financial, purchasing and administrative functions. Prior to this, Mr. Schwinn served in various leadership positions in other German manufacturing and service companies.
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

Code of Ethics
The Neenah, Inc. Code of Business Conduct and Ethics, applies to all directors, officers and employees of Neenah. The Code of Business Conduct and Ethics meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer, Chief Financial Officer (our principal financial officer) and Vice President — Controller (our principal accounting officer), as well as all other employees, as indicated above. The Code of Business Conduct and Ethics also meets the requirements of a code of conduct under New York Stock Exchange listing standards. The Code of Business Conduct and Ethics is posted on our web site at www.neenah.com under the links "Investor Relations — Corporate Governance — Code of Ethics" and print copies are available upon request without charge. You can request print copies by contacting our General Counsel in writing at Neenah, Inc., 3460 Preston Ridge Road, Suite 600, Alpharetta, Georgia 30005 or by telephone at 678-566-6500. We intend to disclose any amendments to the Code of Business Conduct and Ethics, as well as any waivers for executive officers or directors, on our web site at www.neenah.com. Information on our web site is not incorporated by reference in this document.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedule
(a)   Documents filed as part of this report:
1.    Consolidated Financial Statements
The following reports and financial statements are filed herewith on the pages indicated:

2.    Financial Statement schedule
The following schedule is filed herewith:

Schedule II — Valuation and Qualifying Accounts	F-55
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.    Exhibits
See (b) below

(b)   Exhibits
The following exhibits are filed with or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. We will furnish any exhibit at no cost upon written request to us at: Investor Relations, Neenah, Inc., 3460 Preston Ridge Road, Suite 600, Alpharetta, Georgia 30005.

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

Exhibit Number	Exhibit
2.30 +
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

3.2	Second Amended and Restated Bylaws of Neenah, Inc. (filed as Exhibit 3.2 to the Neenah, Inc. Current Report on Form 8-K filed January 3, 2018 and incorporated herein by reference).
3.3	Certificate of Ownership & Merger merging Neenah, Inc. into Neenah Paper, Inc., dated December 11, 2017 (filed herewith)
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

10.5*
Neenah Paper Amended and Restated Supplemental Retirement Contribution Plan, effective as of January 1, 2016 (filed as Exhibit 10.5 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 24, 2017 and incorporated herein by reference).

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

10.10*
Neenah Paper Directors' Deferred Compensation Plan approved on December 11, 2006. (filed as Exhibit 10.22 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, filed March 7, 2013 and incorporated herein by reference).

10.11 +
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

Exhibit Number	Exhibit
10.14*	Form of Performance Share Award as of 2017 (filed as Exhibit 10.1 to Neenah Paper, Inc. Current Report on Form 8-K filed February 3, 2017 and incorporated by reference herein).
10.15
Third Amendment, dated as of August 30, 2017, to the Third Amended and Restated Credit Agreement dated December 18, 2014 by and among Neenah Paper, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed as Exhibit 10.1 to the Neenah Paper, Inc. Quarterly Report on Form 10-Q, filed November 8, 2017 and incorporated herein by reference).

10.16
Fourth Amendment, dated as of December 14, 2017, to the Third Amended and Restated Credit Agreement dated December 18, 2014 by and among Neenah Paper, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed herewith).

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges (filed herewith)
21	List of Subsidiaries of Neenah, Inc. (filed herewith).
23	Consent of Deloitte & Touche LLP (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (filed herewith).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith).
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
_______________________

*	Indicates management contract or compensatory plan or arrangement.

+	Pursuant to a confidential treatment request portions of this exhibit have been furnished separately to the Securities and Exchange Commission.

(c)	Financial Statement Schedule
See Item 15(a) (2) above

Item 16.     Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Neenah, Inc.
By:	/s/ JOHN P. O'DONNELL
	Name:	John P. O'Donnell
	Title:	President, Chief Executive Officer and Director (in his capacity as a duly authorized officer of the Registrant and in his capacity as Chief Executive Officer)
	Date:	February 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	/s/ JOHN P. O'DONNELL	President, Chief Executive Officer and Director (Principal Executive Officer)
	John P. O'Donnell		February 23, 2018

	/s/ BONNIE C. LIND	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
	Bonnie C. Lind		February 23, 2018

	/s/ LARRY N. BROWNLEE	Vice President — Controller (Principal Accounting Officer)
	Larry N. Brownlee		February 23, 2018

	/s/ SEAN T. ERWIN*	Chairman of the Board and Director
	Sean T. Erwin		February 23, 2018

	/s/ WILLIAM M. COOK*	Director
	William M. Cook		February 23, 2018

	/s/ MARGARET S. DANO*	Director
	Margaret S. Dano		February 23, 2018

	/s/ TIMOTHY S. LUCAS*	Director
	Timothy S. Lucas		February 23, 2018

	/s/ JOHN F. MCGOVERN*	Director
	John F. McGovern		February 23, 2018

	/s/ PHILIP C. MOORE*	Director
	Philip C. Moore		February 23, 2018

	/s/ STEPHEN M. WOOD*	Director
	Stephen M. Wood		February 23, 2018

*By:	/s/ STEVEN S. HEINRICHS
Steven S. Heinrichs Senior Vice President, General Counsel and Secretary Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Neenah, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Neenah, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 23, 2018

We have served as the Company's auditor since 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Neenah, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Neenah, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017, of the Company and our report dated February 23, 2018, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
As described in Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at W.A. Sanders Coldenhove Holding B.V., which was acquired on November 1, 2017 and whose financial statements constitute approximately eight percent of total assets and less than one percent of revenues and net income of the consolidated financial statement amounts as of and for the year ended December 31, 2017. Accordingly, our audit did not include the internal control over financial reporting at W.A. Sanders Coldenhove Holding B.V.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 23, 2018

NEENAH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Net sales	$979.9	$941.5	$887.7
Cost of products sold	781.2	727.0	692.3
Gross profit	198.7	214.5	195.4
Selling, general and administrative expenses	96.5	92.2	86.5
Acquisition/integration/restructuring costs	1.3	7.0	6.5
Insurance settlement	(3.2)	—	—
Pension and SERP plan settlement charges	0.6	0.8	—
Other (income) expense — net	(0.8)	0.4	1.0
Operating income	104.3	114.1	101.4
Interest expense	12.7	11.2	11.7
Interest income	(0.1)	(0.1)	(0.2)
Income from continuing operations before income taxes	91.7	103.0	89.9
Provision for income taxes	11.4	29.6	29.4
Income from continuing operations	80.3	73.4	60.5
Loss from discontinued operations, net of taxes (Note 13)	—	(0.4)	(9.4)
Net income	$80.3	$73.0	$51.1

Earnings (Loss) Per Common Share
Basic
Continuing operations	$4.74	$4.33	$3.58
Discontinued operations	—	(0.02)	(0.56)
	$4.74	$4.31	$3.02

Diluted
Continuing operations	$4.68	$4.26	$3.53
Discontinued operations	—	(0.02)	(0.55)
	$4.68	$4.24	$2.98

Weighted Average Common Shares Outstanding (in thousands)
Basic	16,805	16,773	16,754
Diluted	17,052	17,087	17,012
See Notes to Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2017	2016	2015
Net income	$80.3	$73.0	$51.1
Reclassification of amounts recognized in the consolidated statement of operations:
Amortization of adjustments to pension and other postretirement benefit liabilities	5.9	7.2	7.1
Pension plan settlement/curtailment charge (2015 amount in discontinued operations)	0.6	0.8	5.5
Amounts recognized in the consolidated statement of operations	6.5	8.0	12.6
Unrealized foreign currency translation gain (loss)	20.0	(7.1)	(15.0)
Net loss from pension and other postretirement benefit plans	(20.3)	(18.0)	(6.3)
Deferred loss on "available-for-sale" securities	(0.4)	—	—
Income (loss) from other comprehensive income items before income taxes	5.8	(17.1)	(8.7)
(Benefit) provision for income taxes	(3.0)	(3.4)	1.2
Other comprehensive income (loss)	8.8	(13.7)	(9.9)
Comprehensive income	$89.1	$59.3	$41.2
See Notes to Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$4.5	$3.1
Accounts receivable, net	115.7	96.5
Inventories	143.5	116.3
Prepaid and other current assets	21.5	20.4
Total Current Assets	285.2	236.3
Property, Plant and Equipment — net	425.2	364.6
Deferred Income Taxes	10.1	6.1
Goodwill (Note 5)	85.3	70.4
Intangible Assets — net (Note 5)	78.7	74.0
Other Assets	19.9	14.2
TOTAL ASSETS	$904.4	$765.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$1.4	$1.2
Accounts payable	65.7	55.6
Accrued expenses	57.5	51.2
Total Current Liabilities	124.6	108.0
Long-Term Debt	254.1	219.7
Deferred Income Taxes	15.0	10.1
Noncurrent Employee Benefits	100.3	86.7
Other Noncurrent Obligations	10.5	2.8
TOTAL LIABILITIES	504.5	427.3
Commitments and Contingencies (Notes 11 and 12)
Stockholders' Equity
Common stock, par value $0.01 — authorized: 100,000,000 shares; issued and outstanding: 16,870,000 shares and 16,771,000 shares	0.2	0.2
Treasury stock, at cost: 1,588,000 shares and 1,475,000 shares	(65.8)	(56.5)
Additional paid-in capital	323.9	317.0
Retained earnings	235.7	169.6
Accumulated other comprehensive loss	(94.1)	(92.0)
Total Stockholders' Equity	399.9	338.3
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$904.4	$765.6
See Notes to Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions, shares in thousands)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance, December 31, 2014	17,849	$0.2	$(31.7)	$300.4	$88.2	$(68.4)
Net income	—	—	—	—	51.1	—
Other comprehensive loss, after income taxes	—	—	—	—	—	(9.9)
Dividends declared	—	—	—	—	(20.3)	—
Excess tax benefits from stock-based compensation	—	—	—	2.6	—	—
Shares purchased (Note 10)	—	—	(5.9)	—	—	—
Stock options exercised	108	—	—	1.2	—	—
Restricted stock vesting (Note 10)	106	—	(2.5)	—	—	—
Stock-based compensation	—	—	—	6.5	—	—
Other/Currency	—	—	—	0.1	—	—
Balance, December 31, 2015	18,063	0.2	(40.1)	310.8	119.0	(78.3)
Net income	—	—	—	—	73.0	—
Other comprehensive loss, net of income tax benefit	—	—	—	—	—	(13.7)
Dividends declared	—	—	—	—	(22.4)	—
Excess tax benefits from stock-based compensation	—	—	(12.6)	—	—	—
Shares purchased (Note 10)	71	—	—	0.4	—	—
Stock options exercised	111	—	(3.8)	—	—	—
Restricted stock vesting (Note 10)	—	—	—	5.8	—	—
Balance, December 31, 2016	18,245	0.2	(56.5)	317.0	169.6	(92.0)
Net income	—	—	—	—	80.3	—
Other comprehensive income, after income tax benefit	—	—	—	—	—	8.8
Reclassification of the stranded tax effects related to the Tax Act (Note 10)	—	—	—	—	10.9	(10.9)
Dividends declared	—	—	—	—	(25.1)	—
Shares purchased (Note 10)	—	—	(6.8)	—	—	—
Stock options exercised	140	—	—	0.4	—	—
Restricted stock vesting (Note 10)	73	—	(2.5)	—	—	—
Stock-based compensation	—	—	—	6.4	—	—
Other/Currency	—	—	—	0.1	—	—
Balance, December 31, 2017	18,458	$0.2	$(65.8)	$323.9	$235.7	$(94.1)
See Notes to Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES
Net income	$80.3	$73.0	$51.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33.3	32.0	31.5
Stock-based compensation	6.4	5.8	6.5
Excess tax benefit from stock-based compensation (Note 9)	—	—	(2.6)
Deferred income tax provision	(0.2)	16.9	8.3
Non-cash effects of changes in liabilities for uncertain income tax positions	(0.1)	(1.5)	(0.1)
Pension settlement charge, net of plan payments	0.6	0.8	—
Non-cash loss on discontinued operations	—	—	12.0
Loss (gain) on asset dispositions	0.2	0.1	(0.1)
Net cash (used in) provided by changes in operating working capital, net of effect of acquisitions (Note 15)	(11.8)	(1.2)	1.8
Pension and other post-employment benefits	(8.0)	(10.9)	2.9
Other	(0.7)	0.8	(0.1)
NET CASH PROVIDED BY OPERATING ACTIVITIES	100.0	115.8	111.2

INVESTING ACTIVITIES
Capital expenditures	(42.7)	(68.5)	(48.1)
Purchases of marketable securities	(0.6)	(0.1)	(0.2)
Asset acquisition	(8.0)	—	—
Net proceeds from sale of discontinued operations	—	—	5.4
Proceeds from sale of property, plant and equipment	—	0.1	0.5
Acquisitions (Note 4)	(43.1)	—	(118.2)
Other	(0.6)	0.3	0.5
NET CASH USED IN INVESTING ACTIVITIES	(95.0)	(68.2)	(160.1)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt (Note 7)	323.7	243.0	151.6
Debt issuance costs	(0.3)	(0.1)	—
Repayments of long-term debt (Note 7)	(293.3)	(252.9)	(145.6)
Proceeds from exercise of stock options	0.4	0.4	1.2
Excess tax benefit from stock-based compensation (Note 9)	—	—	2.6
Cash dividends paid	(25.1)	(22.4)	(20.3)
Shares purchased (Note 10)	(9.3)	(16.4)	(8.4)
Other	0.1	—	0.1
NET CASH USED IN FINANCING ACTIVITIES	(3.8)	(48.4)	(18.8)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	0.2	(0.3)	(0.7)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1.4	(1.1)	(68.4)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3.1	4.2	72.6
CASH AND CASH EQUIVALENTS, END OF YEAR	$4.5	$3.1	$4.2
See Notes to Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except as noted)

Note 1. Background and Basis of Presentation
Background
Neenah, Inc. ("Neenah" or the "Company"), is a Delaware corporation incorporated in April 2004. The Company has two primary operations: its technical products business and its fine paper and packaging business.
The technical products business is an international producer of fiber-formed, coated and/or saturated specialized media that delivers high performance benefits to customers. Included in this segment are filtration media, tape and abrasives backings products, digital image transfer, durable label, and other specialty substrate products. The fine paper and packaging business is a supplier of branded premium printing, packaging and other high end specialty papers primarily in North America. The Company's premium writing, text and cover papers, and specialty papers are used in commercial printing and imaging applications for corporate identity packages, invitations, personal stationery and high-end advertising, as well as premium labels and luxury packaging.

Basis of Presentation
The consolidated financial statements include the financial statements of the Company and its wholly owned and majority owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Note 2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Significant management judgment is required in determining the accounting for, among other things, pension and postretirement benefits, retained insurable risks, reserves for sales discounts and allowances, purchase price allocations, useful lives for depreciation and amortization, asset retirement obligations ("AROs"), future cash flows associated with impairment testing for tangible and intangible long-lived assets, goodwill, income taxes, contingencies, inventory obsolescence and market reserves and the valuation of stock-based compensation.

Revenue Recognition
The Company recognizes sales revenue when all of the following have occurred: (1) delivery has occurred, (2) persuasive evidence of an agreement exists, (3) pricing is fixed or determinable, and (4) collection is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependent on shipping terms. Sales are reported net of allowable discounts and estimated returns. Reserves for cash discounts, trade allowances and sales returns are estimated using historical experience. The Company has completed its assessment of the ASU 2014-09, Revenue from Contracts with Customers, and does not believe there will be a material impact from adoption on its consolidated financial statements. The Company will adopt the new standards using the modified retrospective method as of January 1, 2018. See "Recently Adopted Accounting Standards" later in this Note for further discussion.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. As of December 31, 2017 and 2016, $0.1 million and $0.3 million, respectively, of the Company's cash and cash equivalents is restricted to the payment of postretirement benefits for certain former Fox River executives.

Inventories
U.S. inventories are valued at the lower of cost, using the Last-In, First-Out (LIFO) method for financial reporting purposes, or market. European inventories are valued at the lower of cost, using a weighted-average cost method, or market. Cost includes labor, materials and production overhead.

Foreign Currency
Balance sheet accounts of the Company's operations in Germany and the Netherlands, the United Kingdom (the "U.K."), and Canada are translated from Euros, British Pounds, and Canadian dollars, respectively, into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at average exchange rates during the period. Translation gains or losses related to net assets located in Germany, the Netherlands, the U.K., and Canada are recorded as unrealized foreign currency translation adjustments within Accumulated other comprehensive loss in stockholders' equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in Other expense — net in the consolidated statements of operations.

Property and Depreciation
Property, plant and equipment are stated at cost, less accumulated depreciation. Certain costs of software developed or obtained for internal use are capitalized. When property, plant and equipment is sold or retired, the costs and the related accumulated depreciation are removed from the accounts, and the gains or losses are recorded in Other (income) expense — net. For financial reporting purposes, depreciation is principally computed on the straight-line method over estimated useful asset lives. The weighted average remaining useful lives for buildings, land improvements and machinery and equipment are approximately 20 years, 12 years and 9.5 years, respectively. The units-of-production method of depreciation is used for the U.S. transportation filtration production assets with a gross book value of $66.6 million, which reflects the nature of the assets' utilization. For income tax purposes, accelerated methods of depreciation are used.
The costs of major rebuilds and replacements of plant and equipment are capitalized, and the cost of maintenance performed on manufacturing facilities, composed of labor, materials and other incremental costs, is expensed as incurred. Start-up costs for new or expanded facilities, including costs related to trial production, are expensed as incurred.
The Company accounts for AROs in accordance with ASC Topic 410, Asset Retirements and Environmental Obligations, which requires companies to make estimates regarding future events in order to record a liability for AROs in the period in which a legal obligation is created. Such liabilities are recorded at fair value, with an offsetting increase to the carrying value of the related long-lived asset. As of December 31, 2017, the Company is unable to estimate its AROs for environmental liabilities at its manufacturing facilities.

Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of ASC Topic 718, Compensation — Stock Compensation ("ASC Topic 718"). The amount of stock-based compensation cost

NEENAH, INC. AND SUBSIDIARIES
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

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
2021 Senior Notes (5.25% fixed rate)	$175.0	$170.2	$175.0	$169.5
Global Revolving Credit Facilities (variable rates)	76.9	76.9	42.9	42.9
Second German Loan Agreement (2.5% fixed rate)	6.4	6.4	6.8	6.8
Total debt	$258.3	$253.5	$224.7	$219.2
_______________________

(a)	Fair value for all debt instruments was estimated from Level 2 measurements.

The Company's investments in marketable securities are accounted for as "available-for-sale securities" in accordance with ASC Topic 320, Investments — Debt and Equity Securities ("ASC Topic 320"). Pursuant to ASC Topic 320, marketable securities are reported at fair value on the consolidated balance sheet and unrealized holding gains and losses are reported in other comprehensive income until realized upon sale. At December 31, 2017, the Company had $3.6 million in marketable securities classified as Other assets on the consolidated balance sheet. The cost of such marketable securities was $4.1 million. Fair value for the Company's marketable securities was estimated from Level 1 inputs. The Company's marketable securities are designated for the payment of benefits under its supplemental employee retirement plan (the "SERP").

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Fair Value of Pension Plan Assets
With the exception of cash and cash equivalents which are considered Level 1, and the annuity contracts which are considered Level 3, pension plan assets are measured at Net Asset Value ("NAV") (or its equivalent) as an alternative to fair market value due to the absence of readily available market prices, and as such are not subject to the fair value hierarchy. Following is the fair value of each investment category:

•	Cash and cash equivalents ($1.6 million and $1.5 million at December 31, 2017 and 2016, respectively).

•
U.S and non-U.S. Equities ($123.2 million and $112.2 million at December 31, 2017 and 2016, respectively) — These proprietary collective funds have observable NAVs (based on the fair value of the underlying investments of the funds) that are provided to investors and provide for liquidity either immediately of within a few days.

•
U.S and non-U.S. Fixed Income Securities ($199.0 million and $181.1 million at December 31, 2017 and 2016, respectively) — These proprietary collective funds have observable NAVs (based on the fair value of the underlying investments of the funds) that are provided to investors and provide for liquidity either immediately of within a few days.

•
Hedge Fund ($28.2 million and $23.3 million at December 31, 2017 and 2016, respectively) — This fund is valued using NAVs calculated by the underlying investment managers and allow for quarterly or more frequent redemptions.

In conjunction with the Coldenhove Acquisition, there were transfers in of $46.8 million into Level 3 plan assets, as the defined benefit plan for Coldenhove is administered through an insurance contract.
The following table summarizes the changes in Level 3 defined benefit pension plan assets measured at fair value on a recurring basis for the year ended December 31, 2017:

		Return on plan assets
	Fair Value at January 1	Attributable to Assets Held at December 31	Attributable to Assets Sold	Net Purchases/ (Settlements)	Transfers into/ (out of) Level 3	Foreign currency effects	Fair Value at December 31
Insurance contract	$—	$0.2	$—	$0.1	$46.8	$1.3	$48.4

Recently Adopted Accounting Standards
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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income (Topic 740), to address issues related to the application of ASC 740 to certain provisions of the Tax Cuts and Jobs Act (the "Tax Act"). This ASU provides an option for entities to make a one-time reclassification from Accumulated Other Comprehensive Income (“AOCI”) to retained earnings for stranded tax effects resulting from the newly enacted tax rates for deferred tax liabilities and assets related to items within AOCI. The Company early adopted ASU 2018-02 in the fourth quarter of 2017 and accordingly reclassified $10.9 million related to stranded tax effects resulting from the Tax Act from AOCI to retained earnings. See Note 10, "Stockholders' Equity."

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Accounting Standards Changes
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance specifies how and when an entity will recognize revenue arising from contracts with customers and requires entities to disclose information about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has subsequently issued additional, clarifying standards to address issues arising from implementation of the new revenue recognition standard. The Company has completed its assessment of the new standards and does not believe there will be a material impact from adoption on its consolidated financial statements. The Company will adopt the new standards using the modified retrospective method as of January 1, 2018. The new standards also require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments.
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
As of December 31, 2017, no other amendments to the ASC had been issued and not adopted by the Company that will have or are reasonably likely to have a material effect on the its financial position, results of operations or cash flows.

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
Diluted EPS has been computed by dividing net income allocated to common stock by the weighted average number of common shares used in computing basic EPS, further adjusted to include the dilutive impact of the exercise or conversion of common stock equivalents, such as stock options, stock appreciation rights ("SARs") and target awards of RSUs with performance conditions ("Performance Share Units" or "PSUs"), into shares of common stock as if those securities were exercised or converted. For the years ended December 31, 2017, 2016 and 2015, approximately 72,000, 35,000 and 45,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company's common stock for the respective 12-month periods during which the options were outstanding.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The following table presents the computation of basic and diluted shares of common stock used in the calculation of EPS (amounts in millions, except share and per share amounts):
Earnings per basic common share

	Year Ended December 31,
	2017	2016	2015
Income from continuing operations	$80.3	$73.4	$60.5
Amounts attributable to participating securities	(0.6)	(0.7)	(0.6)
Income from continuing operations available to common stockholders	79.7	72.7	59.9
Income (loss) from discontinued operations, net of income taxes	—	(0.4)	(9.4)
Amounts attributable to participating securities	—	—	0.1
Net income available to common stockholders	$79.7	$72.3	$50.6
Weighted-average basic shares outstanding	16,805	16,773	16,754
Basic earnings (loss) per share
Continuing operations	$4.74	$4.33	$3.58
Discontinued operations	—	(0.02)	(0.56)
	$4.74	$4.31	$3.02

Earnings per diluted common share

	Year Ended December 31,
	2017	2016	2015
Income from continuing operations	$80.3	$73.4	$60.5
Amounts attributable to participating securities	(0.5)	(0.6)	(0.5)
Income from continuing operations available to common stockholders	79.8	72.8	60.0
Income (loss) from discontinued operations, net of income taxes	—	(0.4)	(9.4)
Amounts attributable to participating securities	—	—	0.1
Net income available to common stockholders	$79.8	$72.4	$50.7
Weighted-average basic shares outstanding	16,805	16,773	16,754
Add: Assumed incremental shares under stock-based compensation plans	247	314	258
Weighted average diluted shares	17,052	17,087	17,012
Diluted earnings (loss) per share
Continuing operations	$4.68	$4.26	$3.53
Discontinued operations	—	(0.02)	(0.55)
	$4.68	$4.24	$2.98

Note 4. Acquisitions
Acquisition of Coldenhove
On November 1, 2017, the Company purchased all of the outstanding equity of Coldenhove for approximately $45 million. The Company also paid approximately $3 million to extinguish Coldenhove's existing debt and certain other liabilities. The payment was funded with $17 million of cash on hand and borrowings of $31 million from the Global Revolving Credit

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Facilities. Coldenhove is a specialty materials manufacturer based in the Netherlands, with a leading position in digital transfer media and other technical products.
The Company accounted for the transaction using the acquisition method in accordance with ASC Topic 805, Business Combinations ("ASC Topic 805"). The preliminary allocation of the purchase price was based on estimates of the fair value of assets acquired and liabilities assumed as of November 1, 2017, and certain tax balances are subject to adjustment as additional information is obtained. The Company has up to 12 months from the closing of the acquisition to finalize its valuations. Changes to the valuation of tax assets and liabilities acquired may result in adjustments to the carrying value of tax assets and liabilities acquired or goodwill. Prior to the end of the one-year purchase price allocation period, if information becomes available which would indicate it is probable that such events attributable to these items had occurred as of the acquisition date and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation and may result in an adjustment to the carrying value of tax assets and liabilities acquired or goodwill.
The following table summarizes the allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed as of December 31, 2017.

December 31, 2017
Assets Acquired
Cash and cash equivalents	$4.9
Accounts receivable	4.7
Inventories	12.7
Deferred income taxes	0.4
Prepaid and other current assets	0.2
Property, plant and equipment	31.2
Non-amortizable intangible assets	1.2
Amortizable intangible assets	4.7
Acquired goodwill	10.0
Other assets	0.1
Total assets acquired	70.1
Liabilities Assumed
Accounts payable	4.1
Accrued expenses	5.4
Contingent liability (1)	2.3
Deferred income taxes	3.5
Noncurrent employee benefits	4.9
Long-term debt	1.8
Other noncurrent obligations	0.1
Total liabilities assumed	22.1
Net assets acquired	$48.0
(1) In conjunction with the acquisition, the Company assumed a contingent liability of $2.3 million related to the acquisition of direct customer relationships by Coldenhove, which amount is contingent on the growth of sales from these customer relationships. As of December 31, 2017, the liability amount is unchanged.

The Company estimated the fair value of the assets and liabilities acquired in accordance with ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820"). The fair value of amortizable and non-amortizable intangible assets

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

was estimated by applying a royalty rate to projected revenue, net of tax impacts and adjusted for present value considerations. The Company estimated the fair value of acquired property, plant and equipment using a combination of cost and market approaches. In general, the fair value of other acquired assets and liabilities was estimated using the cost basis of Coldenhove.
The excess of the purchase price over the estimated fair value of the tangible net assets and identifiable intangible assets acquired was recorded as acquired goodwill. The factors contributing to the amount of goodwill recognized are based on several strategic and synergistic benefits that are expected to be realized from the acquisition of Coldenhove. These benefits include entry into profitable new markets for performance materials and specialty papers with new capabilities and recognized brands and synergies from combining the business with Neenah's existing infrastructure. None of the goodwill recognized as part of the Coldenhove acquisition will be deductible for income tax purposes. All of the acquired goodwill was allocated to the Technical Products segment.
For the year ended December 31, 2017, the Company incurred $1.3 million of acquisition and restructuring costs. For the year ended December 31, 2017, the Company recorded net sales of $7.5 million and insignificant loss from operations before income taxes (excluding the acquisition related costs described above) for the acquired business.
The following selected unaudited pro forma consolidated statements of operations data for the year ended December 31, 2017 and 2016 was prepared as though the Coldenhove acquisition had occurred on January 1, 2016. The information does not reflect future events that may occur after December 31, 2017 or any operating efficiencies or inefficiencies that may result from the Coldenhove acquisition. Therefore, the information is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented or the results that the Company will experience going forward.

	Year Ended December 31,
	2017	2016
Net sales	$1,019.8	$986.9
Operating income	108.9	116.7
Income from continuing operations	83.0	74.8
Income (loss) from discontinued operations	—	(0.4)
Net income	83.0	74.4
Earnings (Loss) Per Common Share
Basic
Continuing operations	$4.90	$4.42
Discontinued Operations	—	(0.02)
	$4.90	$4.40
Diluted
Continuing operations	$4.84	$4.34
Discontinued Operations	—	(0.02)
	$4.84	$4.32

Acquisition of FiberMark
On August 1, 2015, the Company purchased all of the outstanding equity of FiberMark from American Securities for approximately $118 million. FiberMark is a specialty coatings and finishing company with a strong presence in luxury packaging and technical products.

NEENAH, INC. AND SUBSIDIARIES
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
The following selected unaudited pro forma consolidated statements of operations data for the year ended December 31, 2016 and 2015 was prepared as though the FiberMark acquisition had occurred on January 1, 2015. The information does not reflect future events that may occur after December 31, 2016 or any operating efficiencies or inefficiencies that may result from the FiberMark acquisition. Therefore, the information is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented or the results that the Company will experience going forward.

Year Ended December 31,
2015
Net sales	$984.0
Operating income	103.7
Income from continuing operations	61.7
Income (loss) from discontinued operations	(9.4)
Net income	52.3
Earnings (Loss) Per Common Share
Basic
Continuing operations	$3.65
Discontinued Operations	(0.56)
$3.09
Diluted
Continuing operations	$3.60
Discontinued Operations	(0.55)
$3.05

NEENAH, INC. AND SUBSIDIARIES
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
The Company tested goodwill for impairment as of November 30, 2017. The Company elected the option under ASC Topic 350, Intangibles — Goodwill and Other, to perform a qualitative assessment of the Company's reporting units to determine whether further impairment testing is necessary. In this qualitative assessment, the Company considered the following items for each of the reporting units: macroeconomic conditions, industry and market conditions, overall financial performance and other entity specific events. In addition, for each of these reporting units, the most recent fair value determination results in an amount that exceeds the carrying amount of the reporting units. Based on these assessments, the Company determined that the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is not more likely than not. There was no impairment in the carrying value of goodwill for the years ended December 31, 2017, 2016 and 2015 .
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
The following table presents the carrying value of goodwill by business segment and changes in the carrying value of goodwill.

	Technical Products			Fine Paper and Packaging	Other
	Gross Amount	Accumulated Impairment Losses			Gross Amount
			Net	Gross Amount		Net
Balance at December 31, 2015	$110.7	$(45.1)	$65.6	$6.2	$0.4	$72.2
Adjustment of goodwill acquired in the Fibermark Acquisition (1)	(0.4)	—	(0.4)	—	—	(0.4)
Foreign currency translation	(2.9)	1.5	(1.4)	—	—	(1.4)
Balance at December 31, 2016	107.4	(43.6)	63.8	6.2	0.4	70.4
Goodwill acquired in the Coldenhove Acquisition	10.0	—	10.0	—	—	10.0
Foreign currency translation	10.9	(6.0)	4.9	—	—	4.9
Balance at December 31, 2017	$128.3	$(49.6)	$78.7	$6.2	$0.4	$85.3
___________________________

(1)
As a result of finalizing the acquisition accounting for Fibermark in the first quarter of 2016, an adjustment of $0.4 million was recorded as a reduction to the net deferred tax liability and to goodwill.

Other Intangible Assets
As of December 31, 2017, the Company had net identifiable intangible assets of $78.7 million. All such intangible assets were acquired in the acquisitions of Neenah Germany, Fox River, FiberMark, Coldenhove and the Crane technical

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

materials business, and the acquisition of the Wausau and Southworth brands. The following table details amounts related to those assets.

	December 31, 2017		December 31, 2016
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets
Customer based intangibles	$39.2	$(14.7)	$34.4	$(11.1)
Trade names and trademarks	5.2	(2.3)	6.8	(4.2)
Acquired technology	17.2	(3.9)	14.6	(2.7)
Total amortizable intangible assets	61.6	(20.9)	55.8	(18.0)
Trade names	38.0	—	36.2	—
Total	$99.6	$(20.9)	$92.0	$(18.0)

The following table presents intangible assets acquired in conjunction with the Coldenhove acquisition:

	Intangibles	Estimated Useful Lives (Years)
Intangible assets — definite lived
Trade names and trademarks	$0.5	10
Customer based intangibles	2.9	15
Acquired technology	1.3	4
Total	4.7
Non-amortizable trade names	1.2
Total intangible assets	$5.9

As of December 31, 2017, all of such intangible assets are reported within the Technical Products segment. See Note 14, "Business Segment and Geographic Information." Aggregate amortization expense of acquired intangible assets for the years ended December 31, 2017, 2016 and 2015 was $3.7 million, $3.9 million and $2.9 million, respectively and was reported in Cost of products sold on the Consolidated Statement of Operations. Estimated amortization expense for the years ended December 31, 2018, 2019, 2020, 2021 and 2022 is $3.9 million, $3.9 million, $3.9 million, $3.7 million and $3.0 million, respectively.

Note 6. Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Income tax expense represented 12.4 percent, 28.7 percent and 32.7 percent of income from continuing operations before income taxes for the years ended December 31, 2017, 2016 and 2015, respectively.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly referred to as the "Tax Act". The Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes and changing how foreign earnings are subject to U.S. tax. The Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

property. The Company has not completed our determination of the accounting implications of the Tax Act on its tax accruals. However, the Company reasonably estimated the effects of the Tax Act and recorded provisional amounts in the financial statements as of December 31, 2017. Consistent with guidance issued by the Securities Exchange Commission ("SEC"), which provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the Tax Act, the Company provisionally recorded an income tax benefit of $6.5 million related to the Tax Act. This amount is comprised of a $10.3 million tax benefit from the remeasurement of federal net deferred tax liabilities resulting from the reduction in the U.S. statutory corporate tax rate to 21% from 35%, less $3.8 million of tax expense from the mandatory one-time tax on the accumulated earnings of its foreign subsidiaries. As the Company completes its analysis of the Tax Act, collects and prepares necessary data and interprets any additional guidance issued by the U.S. Treasury Department, the IRS and other standard-setting bodies, adjustments to the provisional amounts may be required. In addition, adjustments to the provisional amounts may be needed to reflect legislative actions by the various U.S. states related to application of the Tax Act provisions on 2017 state tax returns. These adjustments could significantly impact the Company’s provision for income taxes in the period in which the adjustments are made.

In conjunction with the Tax Act, The Company early adopted ASU 2018-02 in the fourth quarter of 2017 and accordingly reclassified $10.9 million related to stranded tax effects resulting from the Tax Act from AOCI to retained earnings. See Note 10, "Stockholders' Equity."

For the Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Act, a provisional estimate could not be made as the Company has not yet completed its assessment or elected an accounting policy to either recognize deferred taxes for basis differences expected to reverse as GILTI or to record GILTI as period costs if and when incurred. In accordance with SEC guidance, provisional amounts may be refined as a result of additional guidance from, and interpretations by, U.S. regulatory and standard-setting bodies and changes in assumptions.

In June 2017, as part of our annual strategic plan review, the Company reassessed its intentions regarding the indefinite reinvestment of undistributed earnings of our German operations and asserted its intent to indefinitely reinvest them. As a result, the Company did not provide deferred income taxes on the 2017 unremitted earnings of our German operations. In addition, in the second quarter of 2017, the deferred tax liability of $4.1 million which was recorded in 2016 on unremitted German earnings was eliminated with a reduction to income tax expense. As noted above, the Tax Act includes a mandatory one-time tax on unremitted accumulated earnings of all foreign subsidiaries, and as a result, all previously unremitted earnings are now subject to U.S. tax and a liability of $3.8 million was recorded thereon as of December 31, 2017. Beginning in 2018, the Tax Act will generally provide a 100% deduction for U.S. federal tax purposes of dividends received by the Company from its foreign subsidiaries. The Company is currently evaluating the potential U.S. federal and state and foreign tax liabilities that would result from future repatriations, if any, and how the Tax Act will affect the Company's existing accounting assertion with regard to the indefinite reinvestment of undistributed foreign earnings. The Company will complete this evaluation and determine the impacts, if any, of U.S. federal and state and foreign legislation on its indefinite reinvestment assertion within the one-year measurement period.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The following table presents the principal reasons for the difference between the Company's effective income tax rate and the U.S. federal statutory income tax rate:

	Year Ended December 31,
	2017	2017	2016	2016	2015	2015
U.S. federal statutory income tax rate	35.0%	$32.1	35.0%	$36.1	35.0%	$31.5
U.S. state income taxes, net of federal income tax benefit	1.9%	1.7	1.9%	2.0	2.1%	1.9
Tax on foreign dividends (a)	(0.3)%	(0.3)	4.5%	4.6	3.6%	3.2
Foreign tax rate differences (b)	(3.4)%	(3.1)	(2.7)%	(2.8)	(2.2)%	(2.0)
Foreign financing structure (c)	(2.2)%	(2.0)	(1.6)%	(1.7)	(1.3)%	(1.2)
Excess tax benefits from stock compensation	(4.9)%	(4.5)	(3.0)%	(3.1)	—	—
Research and development and other tax credits (d)	(3.3)%	(3.0)	(2.8)%	(2.9)	(3.9)%	(3.5)
Domestic production activities deduction	(0.6)%	(0.5)	(1.5)%	(1.5)	(2.2)%	(2.0)
Uncertain income tax positions	0.8%	0.7	(0.4)%	(0.4)	1.3%	1.2
Change in statutory tax rates (e)	(10.6)%	(9.7)	—%	—	—%	—
Other differences — net	—%	—	(0.7)%	(0.7)	0.3%	0.3
Effective income tax rate	12.4%	$11.4	28.7%	$29.6	32.7%	$29.4
_______________________

(a)
For 2017, the amount reflects the net benefit of the indefinite reinvestment assertion of $4.1 million, less the $3.8 mandatory one-time tax on the accumulated earnings of foreign subsidiaries from the Tax Act.

(b)	Represents the impact on the Company's effective tax rate due to changes in the mix of earnings among taxing jurisdictions with differing statutory rates.

(c)	Represents the impact on the Company's effective tax rate of the Company's financing strategies.

(d)	For 2015, the Company recognized a $1.4 million benefit related to research and development ("R&D") tax credits of FiberMark for the period 2012 through July 2015.

(e)
Represents the net benefit from remeasurement of the net deferred tax liabilities, including a tax benefit of $10.3 million from the Tax Act, less $0.6 million of tax expense from a state tax rate change in Germany.

The Company's effective income tax rate can be affected by many factors, including but not limited to, changes in the mix of earnings in taxing jurisdictions with differing statutory rates, the availability of R&D and other tax credits, changes in corporate structure as a result of business acquisitions and dispositions, changes in the valuation of deferred tax assets and liabilities, the results of audit examinations of previously filed tax returns and changes in tax laws. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. The Company is no longer subject to U.S. federal examination for years before 2014, to state and local examinations for years before 2013 and to non-U.S. income tax examinations for years before 2012.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The following table presents the U.S. and foreign components of income from continuing operations before income taxes:

	Year Ended December 31,
	2017	2016	2015
Income from continuing operations before income taxes:
U.S.	$53.6	$68.3	$62.2
Foreign	38.1	34.7	27.7
Total	$91.7	$103.0	$89.9

The following table presents the components of the provision (benefit) for income taxes:

	Year Ended December 31,
	2017	2016	2015
Provision (benefit) for income taxes:
Current:
Federal	$4.7	$7.1	$12.7
State	0.5	(0.5)	1.3
Foreign	6.4	5.9	5.1
Total current tax provision	11.6	12.5	19.1
Deferred:
Federal	(1.8)	14.8	7.7
State	(0.1)	1.8	2.3
Foreign	1.7	0.5	0.3
Total deferred tax provision	(0.2)	17.1	10.3
Total provision for income taxes	$11.4	$29.6	$29.4

The federal deferred tax provision was reduced by a net $8.1 million as a result of the Tax Act and the German tax rate increase. This amount includes $10.3 million of tax rate reduction from the Tax Act, less $0.6 million from the German tax rate increase, less $1.6 million of impact of the mandatory one-time tax on the accumulated earnings of foreign subsidiaries from the Tax Act. The remaining $2.2 million of impact of the mandatory one-time tax on foreign earnings increased the federal current tax provision.
The Company has elected to treat its Canadian operations as a branch for U.S. income tax purposes. Therefore, the amount of income (loss) before income taxes from Canadian operations are included in the Company's consolidated U.S. income tax returns and such amounts are subject to U.S. income taxes.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The components of deferred tax assets and liabilities, net of reserves for uncertain tax positions and valuation allowances, are as follows:

	December 31,
	2017	2016
Deferred income tax assets (liabilities)
Research and development tax credits	$6.6	$15.0
Net operating losses and credits	4.2	10.5
Employee benefits	1.1	26.0
Inventories	0.2	(0.5)
Accrued liabilities	0.1	3.2
Intangibles	(0.5)	(10.8)
Accelerated depreciation	(1.6)	(34.0)
Undistributed foreign earnings	—	(4.4)
Other	—	1.1
Net deferred income tax assets	$10.1	$6.1

Deferred income tax assets (liabilities)
Accelerated depreciation	$(45.1)	$(12.3)
Intangibles	(11.4)	(2.8)
Interest limitation	—	(0.3)
Other	1.3	—
Inventories	1.8	0.3
Accrued liabilities	1.9	—
Net operating losses	5.0	—
Research and development tax credits	8.6	—
Employee benefits	22.9	5.0
Net deferred income tax liabilities	$(15.0)	$(10.1)

As of December 31, 2017, the net deferred tax assets relate to the state of Wisconsin and the net deferred tax liabilities relate to U.S. federal and all other U.S. state jurisdictions, and operations of Germany, the Netherlands and the U.K. The presentation as of December 31, 2016 reflected net deferred tax assets of U.S. federal and state jurisdictions and the net deferred tax liabilities related to operations of Germany and the U.K. As of December 31, 2017, the Company had $37.3 million of undistributed earnings (net of foreign taxes) of foreign subsidiaries. There were $12.5 million undistributed earnings (net of foreign taxes) of foreign subsidiaries as of December 31, 2016.
As of December 31, 2017, the Company had $15.5 million of U.S. federal and $6.9 million of U.S. state R&D tax credits which, if not used, will expire between 2030 and 2037 for the U.S. federal R&D tax credits and between 2020 and 2032 for the state R&D tax credits. As of December 31, 2017, we had $44.0 million of state NOLs which may be used to offset state taxable income. The NOLs are reflected in the consolidated financial statements as a deferred tax asset of $2.6 million. If not used, substantially all of the NOLs will expire in various amounts between 2018 and 2036. The Company also had pre-acquisition and recognized built-in loss carryovers of $9.3 million, reflected as a deferred tax asset of $2.0 million. In addition, the Company had $3.1 million of federal Alternative Minimum Tax Credit carryovers, which under the Tax Act are fully refundable by no later than 2021.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The following is a tabular reconciliation of the total amounts of uncertain tax positions as of and for the years ended December 31, 2017, 2016 and 2015:

	For the Years Ended December 31,
	2017	2016	2015
Balance at January 1,	$10.3	$12.9	$7.0
Increases in prior period tax positions	0.4	—	0.5
Decreases in prior period tax positions	(1.0)	(2.6)	—
Increases in current period tax positions	0.7	0.6	5.5
Decreases due to lapse of statute of limitations	(1.0)	(0.3)	—
Increases due to change in tax rates	0.4	—	—
Increases (decreases) from foreign exchange rate changes	0.2	(0.3)	(0.1)
Balance at December 31,	$10.0	$10.3	$12.9

The $10.0 million of reserves for uncertain tax positions as of December 31, 2017 were reflected on the consolidated balance sheets as follows: $2.3 million netted against deferred tax assets, $5.3 million added to deferred tax liabilities and $2.4 million in other noncurrent obligations. The $10.3 million of reserves for uncertain tax positions as of December 31, 2016 were reflected on the consolidated balance sheets as follows: $7.6 million netted against deferred tax assets, $1.2 million netted against (added to) deferred tax liabilities and $1.5 million in other noncurrent obligations.
If recognized, $9.6 million of the benefit for uncertain tax positions at December 31, 2017 would favorably affect the Company's effective tax rate in future periods. The Company does not expect that the expiration of the statute of limitations or the settlement of audits in the next 12 months will result in liabilities for uncertain income tax positions that are materially different than the amounts that were accrued as of December 31, 2017.
The Company recognizes accrued interest and penalties related to uncertain income tax positions in the Provision for income taxes on the consolidated statements of operations. As of December 31, 2017 and 2016, the Company had $0.1 million and $0.2 million, respectively, accrued for interest and penalties related to uncertain income tax positions.
As of December 31, 2017, the Company had a valuation allowance of $0.4 million against its state NOLs. As of December 31, 2016, the Company had a valuation allowance of $3.1 million against its state R&D tax credits and $0.4 million against its state NOLs. In determining the need for a valuation allowance, the Company considers many factors, including specific taxing jurisdictions, sources of taxable income, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance is recognized if, based on the weight of available evidence, the Company concludes that it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Note 7. Debt
Long-term debt consisted of the following:

	December 31,
	2017	2016
2021 Senior Notes (5.25% fixed rate) due May 2021	$175.0	$175.0
Global Revolving Credit Facilities (variable rates) due December 2019	76.9	42.9
Second German Loan Agreement (2.45% fixed rate) due in 32 equal quarterly installments ending September 2022	6.4	6.8
Deferred financing costs	(2.8)	(3.8)
Total Debt	255.5	220.9
Less: Debt payable within one year	1.4	1.2
Long-term debt	$254.1	$219.7

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
The 2021 Senior Notes contain terms, covenants and events of default with which the Company must comply, which the Company believes are ordinary and standard for notes of this nature. Among other things, the 2021 Senior Notes contain covenants restricting the Company's ability to incur certain additional debt, make specified restricted payments, pay dividends, authorize or issue capital stock, enter into transactions with the Company's affiliates, consolidate or merge with or acquire another business, sell certain of the Company's assets or liquidate, dissolve or wind-up the Company. As of December 31, 2017, the Company was in compliance with all terms of the indenture for the 2021 Senior Notes.

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

NEENAH, INC. AND SUBSIDIARIES
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
On December 14, 2017, the Company amended the Third Amended and Restated Credit Agreement, among other things, to make certain definitional and administrative changes to the definition of Fixed Charge Coverage Ratio and amend certain restrictive covenants to reflect the financing structure of the Company's acquisition of Coldenhove.
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
The consolidated statements of cash flows present borrowings and repayments under the Global Revolving Credit Facilities and the predecessor revolving bank credit facility using a gross approach. This approach presents not only discrete borrowings for transactions such as a business acquisition, but also reflects all borrowings and repayments that occur as part of daily management of cash receipts and disbursements. For the year ended December 31, 2017, $31 million was borrowed in conjunction with the Coldenhove Acquisition and the remaining $293 million included borrowings for daily cash management. For the year ended December 31, 2016, all of the borrowings related to daily cash management. For the year ended December 31, 2015, $38.0 million was borrowed in conjunction with the FiberMark Acquisition and the remaining $113.6 million included borrowings for daily cash management.
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

NEENAH, INC. AND SUBSIDIARIES
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
If aggregate availability under the Global Revolving Credit Facilities is less than the greater of (i) $20 million and (ii) 10% of the maximum aggregate commitments under the Global Revolving Credit Facilities as then in effect, the Company is required to comply with a fixed charge coverage ratio (as defined in the Third Amended Credit Agreement) of not less than 1.1 to 1.0 for the preceding four-quarter period, tested as of the end of each quarter. Such compliance, once required, would no longer be necessary once (x) aggregate availability under the Global Revolving Credit Facilities exceeds the greater of (i) 17.5% of the aggregate commitment for the Global Revolving Credit Facilities and (ii) $35 million for 60 consecutive days and (y) no default or event of default has occurred and is continuing during such 60-day period. As of December 31, 2017, aggregate availability under the Global Revolving Credit Facilities exceeded the minimum required amount, and the Company is not required to comply with such fixed charge coverage ratio.
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
Under the most restrictive terms of the Third Amended and Restated Credit Agreement, we are permitted to pay cash dividends on or repurchase shares of our common stock up to the amount available under the Third Amended and Restated Credit Agreement, as long as the availability under the Third Amended and Restated Credit Agreement exceeds $25 million. If the availability is below $25 million, we are restricted from paying dividends or repurchasing shares. As of December 31, 2017, the Company's availability exceeded $25 million, so this restriction did not apply.
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

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Availability under the Global Revolving Credit Facilities varies over time depending on the value of the Company's inventory, receivables and various capital assets. As of December 31, 2017, the Company had $76.9 million of borrowings and $0.9 million in letters of credit outstanding under the Global Revolving Credit Facilities and $91.9 million of available credit (based on exchanges rates at December 31, 2017). As of December 31, 2017 and 2016, the weighted-average interest rate on outstanding Revolver borrowings was 2.7 percent and 2.8 percent per annum, respectively.
Under the most restrictive terms of the 2021 Senior Notes, the Company is permitted to pay cash dividends of up to $25 million in a calendar year, but not permitted to repurchase shares of the Company's common stock. However, as long as the net leverage ratio (net debt/EBITDA) under the 2021 Senior Notes is below 2.5x, the Company can pay dividends or repurchase shares without limitation. In the event the net leverage ratio exceeds 2.5x, the Company may still pay dividends in excess of $25 million or repurchase shares by utilizing "restricted payment baskets" as defined in the indenture for the 2021 Senior Notes. As of December 31, 2017, since the Company's leverage ratio was less than 2.5x, none of these covenants were restrictive to the Company's ability to pay dividends on or repurchase shares of the Company's common stock.

Other Debt
In January 2013, Neenah Germany entered into a project financing agreement for the construction of a melt blown machine (the "Second German Loan Agreement"). The agreement provides for €9.0 million of construction financing which is secured by the melt blown machine. The loan matures in September 2022 and principal is repaid in equal quarterly installments beginning in December 2014. The interest rate on amounts outstanding is 2.45% based on actual days elapsed in a 360-day year and is payable quarterly. At December 31, 2017, €5.3 million ($6.4 million, based on exchange rates at December 31, 2017) was outstanding under the Second German Loan Agreement.

Principal Payments
The following table presents the Company's required debt payments:

	2018	2019	2020	2021	2022	Thereafter	Total
Debt payments	$1.4	$78.2	$1.3	$176.4	$1.0	$—	$258.3

Note 8. Pension and Other Postretirement Benefits
Pension Plans
Substantially all active employees of the Company's U.S. operations participate in defined benefit pension plans and/or defined contribution retirement plans. The Company also has defined benefit plans and/or alternative retirement plans for substantially all its employees in Germany, the U.K, and the Netherlands. In addition, the Company maintains a SERP which is a non-qualified defined benefit plan. The Company provides benefits under the SERP to the extent necessary to fulfill the intent of its defined benefit retirement plans without regard to the limitations set by the Internal Revenue Code on qualified defined benefit plans.
During 2017, the Company recorded a $0.6 million settlement loss in SERP for a total payment of $1.3 million.
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

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

plan for the respective calendar year. In accordance with ASC Topic 715, for the year ended December 31, 2016, the Company measured the liabilities of the post-retirement benefit plans and recognized a settlement loss of $0.8 million.
The Company's funding policy for its U.S. qualified defined benefit plans and its U.K. defined benefit plan is to contribute assets in compliance with regulatory requirements to fund the projected benefit obligation. Nonqualified plans providing pension benefits in excess of limitations imposed by taxing authorities are not funded. There is no legal or governmental obligation to fund Neenah Germany's benefit plans and as such the Neenah Germany defined benefit plans are currently unfunded. As of December 31, 2017, Neenah Germany had investments of $1.7 million that were restricted to the payment of certain post-retirement employee benefits. As of December 31, 2017, $0.6 million and $1.1 million of such investments are classified as Prepaid and other current assets and Other assets, respectively, on the consolidated balance sheet. Neenah Coldenhove retirement benefit obligations are administered by a third-party insurance company, and funding for these benefits comes from premiums paid. The Company also holds $3.6 million of marketable securities that are designated for the payment of benefits under the SERP as of December 31, 2017, classified as Other assets on the consolidated balance sheet.
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
Multi-Employer plan
The hourly employees of the Lowville, New York facility are covered by a multi-employer defined benefit plan. The Company's expense under this plan was less than $0.1 million for the year ended December 31, 2017. The Company contributes to the multi-employer pension plan under a collective bargaining agreement which provides retirement benefits for certain union employees. The risks of participating in a multi-employer plan are different from single employer plans, as assets contributed are available to provide benefits to all participants of the plan (including employees of other employers) and unfunded obligations are the responsibility of all remaining employers. In the event the Company ceases participation or in the event of the multi-employer plan's termination, the Company may be liable for a portion of the multi-employer plan’s unfunded benefits.
The most recent Pension Protection Act zone status available is for the plan's year-end at December 31, 2016. The zone status in the following table is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. Information for the multi-employer pension plan in which the Company participates is shown in the table below. The "FIP/RP Status Pending/Implemented" column indicates a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented for the plan. For the year ended December 31, 2016, the Company's contributions to the plan were less than 5% of total plan contributions.

Pension Fund	EIN/Pension Plan Number	Pension Zone Status 2016	FIP/RP Status Pending or Implemented	Contributions 2017	Surcharge Imposed	ExpirationDate of Collective Bargaining Agreement
PACE Industry Union Management Pension Fund	11-6166763	Red	Implemented	$0.1 million	Yes	11/9/2021

Other Postretirement Benefit Plans
The Company maintains postretirement health care and life insurance benefit plans for active employees of the Company and former employees of the Canadian pulp operations. The Canadian plans are generally noncontributory for employees who were eligible to retire on or before December 31, 1992 and contributory for most employees who became eligible to

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

retire on or after January 1, 1993. The Company does not provide a subsidized benefit to non-union U.S. employees hired after 2003 or collectively bargained employees after 2005.
The Company's obligations for postretirement benefits other than pensions are measured annually as of December 31. At December 31, 2017, the assumed inflationary health care cost trend rates used to determine obligations at December 31, 2017 and costs for the year ended December 31, 2018 is 6.8 percent gradually decreasing to an ultimate rate of 4.5 percent in 2037. The assumed inflationary health care cost trend rates used to determine obligations at December 31, 2016 and costs for the year ended December 31, 2017 were 7.0 percent gradually decreasing to an ultimate rate of 4.5 percent in 2037.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The following table reconciles the benefit obligations, plan assets, funded status and net liability information of the Company's pension and other postretirement benefit plans.

	Pension Benefits		Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2017	2016	2017	2016
Change in Benefit Obligation:
Benefit obligation at beginning of year	$370.9	$360.1	$40.7	$40.5
Service cost	5.5	4.9	1.2	1.3
Interest cost	15.0	15.9	1.4	1.6
Currency	6.8	(3.1)	0.6	0.1
Actuarial (gain) loss	33.3	18.2	3.9	(1.2)
Benefit payments from plans	(18.1)	(17.1)	(3.8)	(3.8)
Settlement payments	(1.5)	(8.1)	—	—
Net transfer in (1)	51.7	0.1	—	—
Other	0.3	—	—	2.2
Benefit obligation at end of year	$463.9	$370.9	$44.0	$40.7
Change in Plan Assets:
Fair value of plan assets at beginning of year	$318.1	$308.3	$—	$—
Actual gain (loss) on plan assets	38.5	17.6	—	—
Employer contributions	14.3	17.8	—	—
Currency	2.2	(1.7)	—	—
Benefit payments	(18.1)	(15.8)	—	—
Settlement payments	(1.5)	(8.1)	—	—
Net transfers in (1)	46.8	—	—	—
Other	0.1	—	—	—
Fair value of plan assets at end of year	$400.4	$318.1	$—	$—
Reconciliation of Funded Status
Fair value of plan assets	$400.4	$318.1	$—	$—
Projected benefit obligation	463.9	370.9	44.0	40.7
Net liability recognized in statement of financial position	$(63.5)	$(52.8)	$(44.0)	$(40.7)
Amounts recognized in statement of financial position consist of:
Current liabilities	$(3.7)	$(3.8)	$(5.3)	$(4.3)
Noncurrent liabilities	(59.8)	(49.0)	(38.7)	(36.4)
Net amount recognized	$(63.5)	$(52.8)	$(44.0)	$(40.7)
_______________________

(1)	For the year ended December 31, 2017, the Company acquired $51.7 million of pension liabilities and $46.8 million of pension assets in conjunction with the Coldenhove Acquisition.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Postretirement Benefits Other than Pensions
	December 31,
	2017	2016	2017	2016
Accumulated actuarial loss	$105.9	$95.8	$8.6	$4.9
Prior service cost	0.8	0.9	(0.2)	(0.4)
Total recognized in accumulated other comprehensive income	$106.7	$96.7	$8.4	$4.5

Summary disaggregated information about the pension plans follows:

	December 31,
	Assets Exceed ABO		ABO Exceed Assets		Total
	2017	2016	2017	2016	2017	2016
Projected benefit obligation	$—	$291.3	$463.9	$79.6	$463.9	$370.9
Accumulated benefit obligation	—	281.5	451.4	79.4	451.4	360.9
Fair value of plan assets	—	284.2	400.4	33.9	400.4	318.1

Components of Net Periodic Benefit Cost

	Pension Benefits			Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2017	2016	2015	2017	2016	2015
Service cost	$5.5	$4.9	$5.5	$1.2	$1.3	$1.7
Interest cost	15.0	15.9	13.8	1.4	1.6	1.6
Expected return on plan assets (a)	(19.9)	(18.9)	(19.3)	—	—	—
Recognized net actuarial loss	5.6	6.6	6.3	0.3	0.6	0.3
Amortization of prior service cost (credit)	0.2	0.2	0.2	(0.2)	(0.2)	(0.2)
Amount of settlement loss recognized	0.6	0.8	—	—	—	—
Net periodic benefit cost (credit)	7.0	9.5	6.5	2.7	3.3	3.4
Amounts related to discontinued operations	—	—	(14.9)	—	—	—
Net periodic benefit cost	$7.0	$9.5	$(8.4)	$2.7	$3.3	$3.4
_______________________

(a)
The expected return on plan assets, excluding the Dutch plan assets, is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return. The Dutch pension plan is funded through an insurance contract, and the expected return on plan assets is calculated based on the discount rate of the insured obligations.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income

	Pension Benefits			Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2017	2016	2015	2017	2016	2015
Net periodic benefit expense	$7.0	$9.5	$(8.4)	$2.7	$3.3	$3.4
Accumulated actuarial gain (loss)	10.1	11.7	(7.1)	3.7	(0.9)	1.1
Prior service cost (credit)	(0.1)	(0.3)	(0.3)	0.2	0.1	0.2
Total recognized in other comprehensive income	10.0	11.4	(7.4)	3.9	(0.8)	1.3
Total recognized in net periodic benefit cost and other comprehensive income	$17.0	$20.9	$(15.8)	$6.6	$2.5	$4.7

The estimated net actuarial loss and prior service cost for the defined benefit pension plans expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $5.4 million and $0.2 million, respectively. The estimated net actuarial loss and prior service (credit) for postretirement benefits other than pensions expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.6 million and $(0.2) million, respectively.

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31

	Pension Benefits		Postretirement Benefits Other than Pensions
	2017	2016	2017	2016
Discount rate	3.49%	4.16%	3.27%	3.69%
Rate of compensation increase	2.40%	2.22%	—%	—%

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31

	Pension Benefits			Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2017	2016	2015	2017	2016	2015
Discount rate	4.18%	4.54%	3.91%	3.89%	4.07%	4.05%
Expected long-term return on plan assets (a)	6.31%	6.20%	6.50%	—%	—%	—%
Rate of compensation increase	2.49%	2.18%	2.92%	—%	—%	—%
_______________________

(a)
The expected long-term return on plan assets does not include the Dutch plan assets. The Dutch pension plan is funded through an insurance contract, and the expected return on plan assets is calculated based on the discount rate of the insured obligations.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Expected Long-Term Rate of Return and Investment Strategies
The expected long-term rate of return on pension fund assets held by the Company's pension trusts was determined based on several factors, including input from pension investment consultants and projected long-term returns of broad equity and bond indices. Also considered were the plans' historical compounded annual returns. It is anticipated that, on average, the managed pension plan assets will generate annual long-term rates of return of 6.30 percent. The expected long-term rate of return on the assets in the plans was based on an asset allocation assumption of approximately 35 percent with equity managers, with expected long-term rates of return of approximately 8 to 10 percent, 8 percent with hedge funds, with expected long-term rates of return of approximately 6 to 8 percent, and 57 percent with fixed income managers, with an expected long-term rate of return of about 3 to 5 percent. The actual asset allocation is regularly reviewed and periodically rebalanced to the targeted allocation when considered appropriate.

Plan Assets
Pension plan asset allocations are as follows:

	Percentage of Plan Assets At December 31,
	2017	2016
Asset Category (a)
Equity securities	35%	36%
Hedge fund	8%	7%
Debt securities	57%	57%
Total	100%	100%
(a) The asset categories do not include the insurance contract related to the Dutch pension plan.

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
The weighted average target investment allocation and permissible allocation range for plan assets by category are as follows:

	Strategic Target	Permitted Range
Asset Category
Equity securities	35%	30-40%
Hedge fund	8%	3-12%
Debt securities / Fixed Income	57%	52-62%

As of December 31, 2017, no company or group of companies in a single industry represented more than five percent of plan assets.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The Company's investment assumptions are established by an investment committee composed of members of senior management and are validated periodically against actual investment returns. As of December 31, 2017, the Company's investment assumptions are as follows:

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
For the years ended December 31, 2017, 2016 and 2015, no plan assets were invested in the Company's securities.

Cash Flows
At December 31, 2017, the Company expects to make aggregate contributions to qualified pension trusts and payments of pension benefits for unfunded pension plans in 2018 of approximately $14.7 million (based on exchange rates at December 31, 2017).

Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Plans	Postretirement Benefits Other than Pensions
2018	$22.7	$5.3
2019	24.4	4.3
2020	21.7	4.6
2021	23.4	4.9
2022	23.3	4.8
Years 2023-2027	128.1	18.1

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Health Care Cost Trends
Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans. A one percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage- Point
	Increase	Decrease
Effect on total of service and interest cost components	$—	$—
Effect on post-retirement benefit other than pension obligation	0.2	(0.3)

Defined Contribution Retirement Plans
Company contributions to defined contribution retirement plans are primarily based on the age and compensation of covered employees. Contributions to these plans, all of which were charged to expense, were $2.5 million in 2017, $2.7 million in 2016 and $2.5 million in 2015. In addition, the Company maintains a supplemental retirement contribution plan (the "SRCP") which is a non-qualified, unfunded defined contribution plan. The Company provides benefits under the SRCP to the extent necessary to fulfill the intent of its defined contribution retirement plans without regard to the limitations set by the Internal Revenue Code on qualified defined contribution plans. For the years ended December 31, 2017, 2016 and 2015, the Company recognized expense related to the SRCP of $0.4 million, $0.4 million and $0.2 million, respectively. At December 31, 2017 and December 31, 2016, the unfunded obligation of the SRCP was $1.7 million and $1.3 million, respectively.

Investment Plans
The Company provides voluntary contribution investment plans to substantially all North American employees. Under the plans, the Company matches a portion of employee contributions. For the years ended December 31, 2017, 2016 and 2015, costs charged to expense for Company matching contributions under these plans were $3.7 million, $3.1 million and $2.7 million, respectively.

Note 9. Stock Compensation Plans
The Company established the 2004 Omnibus Stock and Incentive Plan (the "2004 Omnibus Plan") in December 2004 and reserved 3,500,000 shares of $0.01 par value common stock ("Common Stock") for issuance under the Omnibus Plan. Pursuant to the terms of the 2004 Omnibus Plan, the compensation committee of the Company's Board of Directors may grant various types of equity-based compensation awards, including incentive and nonqualified stock options, SARs, restricted stock, RSUs, Performance Units, in addition to certain cash-based awards. All grants under the Omnibus Plan will be made at fair market value and no grant may be repriced. In general, the options expire 10 years from the date of grant and vest over a 3-year service period.
At the 2013 Annual Meeting of Stockholders, the Company's stockholders approved an amendment and restatement of the 2004 Omnibus Plan (as amended and restated the "2013 Omnibus Plan"). The amendment and restatement authorized the Company to reserve an additional 1,577,000 shares of Common Stock for future issuance. As of December 31, 2017, the Company had 680,000 shares of Common Stock reserved for future issuance under the 2013 Omnibus Plan. As of December 31, 2017, the number of shares available for future issuance was reduced by approximately 134,000 shares for outstanding SARs where the closing market price for the Company's common stock was greater than the exercise price of the SAR. The Company accounts for stock-based compensation pursuant to the fair value recognition provisions of ASC Topic 718, Compensation — Stock Compensation ("ASC Topic 718").

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Valuation and Expense Information Under ASC Topic 718
Substantially all stock-based compensation expense has been recorded in selling, general and administrative expenses. The following table summarizes stock-based compensation costs and related income tax benefits.

	Year Ended December 31,
	2017	2016	2015
Stock-based compensation expense	$6.4	$5.8	$6.5
Income tax benefit	(2.5)	(2.2)	(2.5)
Stock-based compensation, net of income tax benefit	$3.9	$3.6	$4.0

The following table summarizes total compensation costs related to the Company's equity awards and amounts recognized in the year ended December 31, 2017.

	Stock Options	Performance Shares and RSUs
Unrecognized compensation cost — December 31, 2016	$0.6	$1.7
Grant date fair value current year grants	1.9	5.1
Compensation expense recognized	(1.9)	(4.5)
Unrecognized compensation cost — December 31, 2017	$0.6	$2.3
Expected amortization period (in years)	1.8	1.7

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
The following tables present information regarding stock options awarded during the years ended December 31, 2017, 2016 and 2015.

	2017	2016	2015
Nonqualified stock options granted	144,089	113,935	87,930
Per share weighted-average exercise price	$82.11	$58.03	$59.72
Per share weighted-average grant date fair value	$13.54	$13.51	$16.47

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The weighted-average grant date fair value for stock options granted for the years ended December 31, 2017, 2016 and 2015 was estimated using the Black-Scholes option valuation model with the following assumptions:

	2017	2016	2015
Expected term in years	5.8	5.8	5.8
Risk free interest rate	2.1%	1.8%	1.4%
Volatility	22.9%	32.1%	34.4%
Dividend yield	3.0%	3.0%	2.0%

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

The following table summarizes stock option activity under the Omnibus Plan for the year ended December 31, 2017:

	Number of Stock Options	Weighted-Average Exercise Price
Options outstanding — December 31, 2016	530,462	$38.35
Add: Options granted	144,089	$82.11
Less: Options exercised	207,973	$29.88
Less: Options forfeited/cancelled	1,620	$65.60
Options outstanding — December 31, 2017	464,958	$55.60

The status of outstanding and exercisable stock options as of December 31, 2017, summarized by exercise price follows:

	Options Vested or Expected to Vest				Options Exercisable

Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (a)	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (a)
$7.41 — $19.25	52,727	1.9	$13.06	$4.1	52,727	$13.06	$4.1
$21.13 — $31.23	58,490	3.9	$27.56	3.7	58,490	$27.56	3.7
$42.82 — $51.99	37,526	6.0	$43.49	1.8	37,526	$43.49	1.8
$55.49 — $60.56	172,626	7.5	$58.68	5.5	76,141	$58.93	2.4
>$60.56	143,589	8.5	$82.11	1.2	17,060	$82.15	0.1
	464,958	6.6	$55.60	$16.3	241,944	$40.59	$12.1
_______________________

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

(a)
Represents the total pre-tax intrinsic value as of December 31, 2017 that option holders would have received had they exercised their options as of such date. The pre-tax intrinsic value is based on the closing market price for the Company's common stock of $90.65 on December 31, 2017.

The aggregate pre-tax intrinsic value of stock options exercised for the years ended December 31, 2017, 2016 and 2015 was $11.5 million, $4.7 million and $5.5 million, respectively.
The following table summarizes the status of the Company's unvested stock options as of December 31, 2017 and activity for the year then ended:

	Number of Stock Options	Weighted-Average Grant Date Fair Value
Outstanding — December 31, 2016	194,126	$15.15
Add: Options granted	144,089	$13.54
Less: Options vested	115,201	$14.06
Outstanding — December 31, 2017	223,014	$13.87

As of December 31, 2017, certain participants met age and service requirements that allowed their options to qualify for accelerated vesting upon retirement. As of December 31, 2017, there were approximately 155,000 stock options subject to accelerated vesting that such participants would have been eligible to exercise if they had retired as of such date. The aggregate grant date fair value of options subject to accelerated vesting was $2.1 million. For the year ended December 31, 2017, stock-based compensation expense for such options was $1.2 million. For the year ended December 31, 2017, the aggregate grant date fair value of options vested, including options subject to accelerated vesting, was $1.9 million. Stock options that reflect accelerated vesting for expense recognition become exercisable according to the contract terms of the stock option grant.

PSUs/RSUs
For the year ended December 31, 2017, the Company granted target awards of 41,883 PSUs. The measurement period for three fourths of the PSUs is January 1, 2017 through December 31, 2017, and for the remaining fourth of the PSUs is January 1, 2017 through December 31, 2019. The PSUs vest on December 31, 2019. Common Stock equal to not less than 40 percent and not more than 200 percent of the PSUs target will be awarded based on the Company’s return on invested capital, consolidated revenue growth, EPS and total return to shareholders relative to the companies in the Russell 2000® Value small cap index. The Company’s return on invested capital, consolidated revenue growth and EPS are adjusted for certain items as further described in the Performance Share Award Agreement.
As of December 31, 2017, the Company expects that Common Stock equal to approximately 101 percent of the PSU targets will be earned. The market price on the date of grant for the PSUs was $82.12 per share. At the end of the measurement period, the PSUs convert into RSUs, at the determined rate mentioned above, that are entitled to dividends but do not have voting rights. The Company is recognizing stock-based compensation expense pro-rata over the vesting term of the PSUs/RSUs. For further discussion on participating securities refer to Note 3. "Earnings Per Share".
For the year ended December 31, 2017, the Company awarded 9,226 RSUs to non-employee members of the Board of Directors and 866 RSUs to employees. The weighted-average grant date fair value of such awards was $76.78 per share and the awards vest one year from the date of grant for the Board of Directors grants and three years from the date of grant for the employee grants. During the vesting period, the holders of the RSUs are entitled to dividends, but the RSUs do not have voting rights and are forfeited in the event the holder is no longer an employee or member of the Board of Directors on the vesting date.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The following table summarizes the activity of the Company's unvested stock-based awards (other than stock options) for the years ended December 31, 2017, 2016 and 2015:

	RSUs	Weighted-Average Grant Date Fair Value	PSUs	Weighted-Average Grant Date Fair Value
Outstanding — December 31, 2014	105,294	$31.15	58,270	$74.79
Shares granted (a)	13,415	$61.41	45,060	$78.32
Shares vested	(105,564)	$32.12	(810)	$78.32
Performance Shares vested	107,219	$40.65	(58,270)	$74.79
Shares expired or cancelled	(1,526)	$51.14	(1,200)	$78.32
Outstanding — December 31, 2015	118,838	$43.29	43,050	$78.32
Shares granted (a)	10,047	$68.25	54,364	$73.82
Shares vested	(110,749)	$42.96	—	$—
Performance Shares vested	62,874	$53.63	(43,050)	$78.32
Shares expired or cancelled	(291)	$40.65	(858)	$75.98
Outstanding — December 31, 2016	80,719	$54.91	53,506	$73.79
Shares granted (a)	10,318	$76.84	41,883	$81.85
Shares vested	(72,451)	$55.26	—	$—
Performance Shares vested	73,838	$52.11	(53,506)	$73.79
Shares expired or cancelled	(3,625)	$50.48	(506)	$81.85
Outstanding — December 31, 2017 (b)	88,799	$53.33	41,377	$81.85
___________________________

(a)
For the years ended December 31, 2017, 2016 and 2015, includes 226 RSUs, 312 RSUs and 495 RSUs, respectively, that were granted in lieu of cash dividends. Such dividends-in-kind vest concurrently with the underlying RSUs.

(b)	The aggregate pre-tax intrinsic value of outstanding RSUs as of December 31, 2017 was $8.0 million.

The aggregate pre-tax intrinsic value of restricted stock and RSUs that vested for the years ended December 31, 2017, 2016 and 2015 was $6.3 million, $9.3 million and $6.6 million, respectively.

Excess Tax Benefits
Excess tax benefits represent the difference between the tax deduction the Company will receive on its tax return for compensation recognized by employees upon the vesting or exercise of stock-based awards and the tax benefit recognized for the grant date fair value of such awards. For the years ended December 31, 2017, 2016 and 2015, the Company recognized excess tax benefits related to the exercise or vesting of stock-based awards of $4.5 million, $3.1 million and $2.6 million, respectively.

Note 10. Stockholders' Equity
Common Stock
The Company has authorized 100 million shares of Common Stock. Holders of the Company's Common Stock are entitled to one vote per share.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

In May 2017, the Company's Board of Directors authorized a program that would allow the Company to repurchase up to $25 million of its outstanding Common Stock over the next 12 months (the "2017 Stock Purchase Plan"). Purchases by the Company under the 2017 Stock Purchase Plan would be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. The 2017 Stock Purchase Plan does not require the Company to purchase any specific number of shares and may be suspended or discontinued at any time. The 2017 Stock Purchase Plan is expected to be funded using cash on hand or borrowings under the Company's bank credit facility. The Company also had $25 million repurchase programs in place during the preceding two years that expired in May 2017 (the “2016 Stock Purchase Plan”) and May 2016 (the “2015 Stock Purchase Plan”), respectively.
The following table shows shares purchased under the respective stock purchase plans:

	Year Ended December 31,
	2017		2016		2015
	Shares	$	Shares	$	Shares	$
2017 Stock Purchase Plan	—	$—
2016 Stock Purchase Plan	85,354	$6.8	91,542	$7.4
2015 Stock Purchase Plan			93,600	$5.2	42,100	$2.4
2014 Stock Purchase Plan					60,900	$3.5

As of December 31, 2017, under the terms of the Third Amended and Restated Credit Agreement and the 2021 Senior Notes, the Company has limitations on its ability to repurchase shares of its Common Stock, as further discussed in Note 7, "Debt."
For the years ended December 31, 2017, 2016 and 2015, the Company acquired 28,000 shares, 46,000 shares and 40,000 shares of Common Stock, respectively, at a cost of $2.5 million, $3.8 million and $2.5 million, respectively, for shares surrendered by employees to pay taxes due on vested restricted stock awards and SARs exercised.
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

NEENAH, INC. AND SUBSIDIARIES
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
The components of accumulated other comprehensive income (loss), net of applicable income taxes are as follows:

	December 31,
	2017	2016
Unrealized foreign currency translation losses, net of income tax benefit of $0.4 and $0.4, respectively	$(7.5)	$(27.5)
Unrealized loss on "available-for-sale" securities, net of income tax benefit of $0.1 million	(0.3)	—
Net loss from pension and other postretirement benefit liabilities, net of income tax benefits of $28.8 million and $36.8 million, respectively (a)	(86.3)	(64.5)
Accumulated other comprehensive loss	$(94.1)	$(92.0)
_________________

(a) In conjunction with the Tax Act, The Company early adopted ASU 2018-02 in the fourth quarter of 2017 and accordingly reclassified $10.9 million related to stranded tax effects resulting from the Tax Act from AOCI to retained earnings. The Company’s policy is to release stranded tax effects for “available-for-sale” securities using the portfolio approach.

The following table presents changes in comprehensive income:

	Year Ended December 31,
	2017			2016			2015
	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount
Unrealized foreign currency translation gains (losses)	$20.0	$—	$20.0	$(7.1)	$0.4	$(6.7)	$(15.0)	$—	$(15.0)
Unrealized loss on "available-for-sale" securities	(0.4)	0.1	(0.3)	—	—	—	—	—	—
Adjustment to pension and other benefit liabilities	(13.8)	2.9	(10.9)	(10.0)	3.0	(7.0)	6.3	(1.2)	5.1
Other comprehensive income (loss)	$5.8	$3.0	$8.8	$(17.1)	$3.4	$(13.7)	$(8.7)	$(1.2)	$(9.9)

For the years ended December 31, 2017, 2016 and 2015, the Company reclassified $5.9 million, $7.2 million and $7.1 million, respectively, of costs from accumulated other comprehensive income to cost of products sold and selling, general and administrative expenses on the Consolidated Statements of Operations. For the years ended December 31, 2017, 2016 and 2015, the Company recognized an income tax benefit of $2.3 million, $2.8 million and $2.7 million, respectively, related to such reclassifications classified as Provision for income taxes on the Consolidated Statements of Operations.
For the year ended December 31, 2017 and 2016, the Company reclassified $0.6 million and $0.8 million, respectively, of costs from accumulated other comprehensive income to pension plan settlement charge on the Consolidated Statements of Operations. For the year ended December 31, 2015, the Company reclassified $5.5 million of costs from accumulated other comprehensive income to loss from discontinued operations on the Consolidated Statements of Operations. For both of the

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

years ended December 31, 2017 and 2016, the Company recognized an income tax benefit of $0.2 million related to such reclassifications classified as Provision for income taxes on the Consolidated Statements of Operations. For the year ended December 31, 2015, the Company recognized an income tax benefit of $2.1 million, related to reclassifications classified as Loss from discontinued operations, net of income taxes on the Consolidated Statements of Operations.

Note 11. Commitments
Leases
The future minimum obligations under operating leases having a noncancelable term in excess of one year as of December 31, 2017, are as follows:

2018	$4.0
2019	2.6
2020	2.1
2021	1.8
2022	1.6
Thereafter	3.7
Future minimum lease obligations	$15.8
For the years ended December 31, 2017, 2016 and 2015 rent expense under operating leases was $6.8 million, $6.4 million and $5.4 million, respectively.

Purchase Commitments
The Company has certain minimum purchase commitments that extend beyond December 31, 2017. Commitments under these contracts are approximately $12.3 million and $6.1 million for the years ended December 31, 2018 and 2019, respectively. Such purchase commitments for the year ended December 31, 2018 are primarily for coal and corn starch contracts. Although the Company is primarily liable for payments on the above-mentioned leases and purchase commitments, management believes exposure to losses, if any, under these arrangements is not material.

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

NEENAH, INC. AND SUBSIDIARIES
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

Employees and Labor Relations
As of December 31, 2017, the Company had approximately 2,612 regular full-time employees of whom 1,174 hourly and 578 salaried employees were located in the United States and 431 hourly and 429 salaried employees were located in Europe. All of the Company's U.S. hourly union employees are represented by the United Steelworkers Union (the "USW"). In Netherlands, most of our employees are eligible to be represented by the Christelijke Nationale Vakbond ("CNV") and the Federatie Nederlandse Vakvereniging ("FNV"). Under Dutch law the union membership is voluntary and does not need to be disclosed to the Company. The collective bargaining arrangement with CNV and FNV will expire in April 2018. Hourly union employees at the Company's Bolton, England manufacturing facility are represented by Unite the Union ("UNITE").
The following table shows the status of the Company's bargaining agreements as of December 31, 2017.

Contract Expiration Date	Location	Union	Number of Employees
January 2018 (c)	Whiting, WI (b)	USW	201
June 2018	Neenah, WI (b)	USW	264
July 2018	Munising, MI (b)	USW	203
February 2019	Neenah Germany	IG BCE	(a)
May 2019	Appleton, WI (b)	USW	103
August 2021	Brattleboro, VT	USW	94
November 2021	Lowville, NY	USW	108
_______________________

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

(a) Under German law union membership is voluntary and does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement with the IG BCE cannot be determined.
(b) On pension matters, the Whiting, Neenah, Munising and Appleton mills have bargained jointly with the USW. The current agreement on pension matters will remain in effect until September 2019.

(c)	The Company is currently in negotiations with the USW and a new contract is expected to be signed in 2018. Until a new contract is signed, the terms of the previous contract still apply.

Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the "IG BCE"). In June 2017, the IG BCE and a national trade association representing all employers in the industry signed a collective bargaining agreement covering union employees of Neenah Germany that expires in February 2019. Under German law union membership is voluntary and does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement with the IG BCE that expires in February 2019 cannot be determined. As of December 31, 2017, 668 employees are covered under collective bargaining agreements that have already expired or will expire in the next 12 months, with the exception of the employees covered by the collective bargaining arrangement with the IG BCE.

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

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The following table presents selected financial information for discontinued operations:

	For the Year ended December 31,
	2017	2016	2015
Net sales	$—	$—	$43.2
Cost of products sold	—	—	39.7
Gross Profit	—	—	3.5
Selling, general and administrative expenses	—	—	3.5
Restructuring costs	—	—	0.1
Other income — net	—	—	(0.3)
Income (Loss) From Discontinued Operations Before Income Taxes	—	—	0.2
Loss on sale (a)	—	(0.6)	(13.6)
Income (loss) before income taxes	—	(0.6)	(13.4)
Income tax provision (benefit) (a)	—	(0.2)	(4.0)
Income (loss) from discontinued operations	$—	$(0.4)	$(9.4)
_______________________

(a) For 2015, this amount includes a net curtailment gain related to the divesture of the pension plan of $15.8 million, including a $5.5 million write-off of deferred actuarial losses.

The following table presents selected cash flow information for discontinued operations for the year ended December 31, 2015:

	For the Year ended December 31,
	2017	2016	2015
Depreciation and amortization	$—	$—	$2.7
Capital expenditures	$—	$—	$0.6

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

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The technical products business is an international producer of fiber-formed, coated and/or saturated specialized media that delivers high performance benefits to customers. Included in this segment are filtration media ("Filtration"), tape and abrasives backings products ("Backings"), digital image transfer, durable label, and other specialty substrate products ("Specialty"). The following table presents sales by product category for the technical products business:

	Year Ended December 31,
	2017	2016	2015
Filtration	44%	42%	45%
Backings	32%	31%	30%
Specialty	24%	27%	25%
Total	100%	100%	100%

The fine paper and packaging business is a leading supplier of premium printing and other high end specialty papers ("Graphic Imaging"), premium packaging ("Packaging") and specialty office papers ("Filing/Office") primarily in North America. The following table presents sales by product category for the fine paper and packaging business:

	Year Ended December 31,
	2017	2016	2015
Graphic Imaging	80%	81%	80%
Packaging	16%	14%	15%
Filing/Office	4%	5%	5%
Total	100%	100%	100%

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

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Business Segments

	Year Ended December 31,
	2017	2016	2015
Net sales
Technical Products	$502.1	$466.4	$429.2
Fine Paper and Packaging	455.3	452.1	442.7
Other	22.5	23.0	15.8
Consolidated	$979.9	$941.5	$887.7

	Year Ended December 31,
	2017	2016	2015
Operating income (loss)
Technical Products (a)	$55.3	$65.6	$54.1
Fine Paper and Packaging (b)	69.5	70.7	67.3
Other (c)	(0.4)	(1.1)	(2.0)
Unallocated corporate costs (d)	(20.1)	(21.1)	(18.0)
Consolidated	$104.3	$114.1	$101.4
_______________________

(a)
Operating income for the year ended December 31, 2016 included integration costs of $1.4 million. Operating income for the year ended December 31, 2015 included acquisition, integration and restructuring costs of $1.7 million.

(b)
Operating income for the year ended December 31, 2017 included a representations and warranties insurance settlement of $2.9 million. Operating income for the years ended December 31, 2016 and 2015 included acquisition and integration costs of $1.8 million and $1.5 million, respectively.

(c)
Operating income for the year ended December 31, 2017 included a representations and warranties insurance settlement of $0.3 million. Operating income for the years ended December 31, 2016 and 2015 included acquisition and integration costs of $1.1 million and $2.4 million, respectively.

(d)
Unallocated corporate costs for the year ended December 31, 2017 included acquisition and integration costs of $1.3 million and $0.6 million from pension plan and SERP settlement costs. December 31, 2016 included $2.7 million of pre-operating costs related to conversion of a fine paper machine to filtration and $0.8 million for a pension plan settlement charge. December 31, 2015 included $0.8 million of costs related to this filtration project.

	Year Ended December 31,
	2017	2016	2015
Depreciation and amortization
Technical Products	$19.4	$18.1	$16.5
Fine Paper and Packaging	11.0	11.1	9.8
Other	1.2	1.3	0.6
Corporate	1.7	1.5	1.9
Total Continuing Operations	33.3	32.0	28.8
Discontinued operations	—	—	2.7
Consolidated	$33.3	$32.0	$31.5

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

	Year Ended December 31,
	2017	2016	2015
Capital expenditures
Technical Products	$28.6	$57.9	$36.0
Fine Paper and Packaging	12.5	7.6	10.3
Other	1.1	0.3	0.4
Corporate	0.5	2.7	0.8
Total Continuing Operations	42.7	68.5	47.5
Discontinued operations	—	—	0.6
Consolidated	$42.7	$68.5	$48.1

	December 31,
	2017	2016
Total Assets (a)
Technical Products	$613.0	$487.6
Fine Paper and Packaging	261.6	248.9
Corporate and other (b)	29.8	29.1
Total	$904.4	$765.6
_______________________

(a)	Segment identifiable assets are those that are directly used in the segments operations.

(b)	Corporate assets are primarily cash and income taxes.

Geographic Information

	Year Ended December 31,
	2017	2016	2015
Net sales
United States	$748.9	$727.6	$687.3
Europe	231.0	213.9	200.4
Consolidated	$979.9	$941.5	$887.7

Net sales are attributed to geographic areas based on the physical location of the selling entities.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

	December 31,
	2017	2016
Long-Lived Assets
United States	$393.1	$377.4
Europe	226.1	151.9
Total	$619.2	$529.3

Long-lived assets consist of property and equipment, deferred income taxes, goodwill, intangibles and other assets.

Concentrations
For the year ended December 31, 2017, sales to Veritiv and CNG each represented approximately 7 percent of consolidated net sales and approximately 15 percent of net sales of the fine paper and packaging business. For the years ended December 31, 2016 and 2015 sales to Veritiv represented approximately 8 percent and 10 percent, respectively, of consolidated net sales and approximately 15 percent and 20 percent, respectively, of net sales of the fine paper and packaging business. Except for certain specialty latex grades and specialty softwood pulp used by Technical Products, management is not aware of any significant concentration of business transacted with a particular supplier that could, if suddenly eliminated, have a material effect on its operations.

Note 15. Supplemental Data
Supplemental Statement of Operations Data
Summary of Advertising and Research and Development Expenses

	Year Ended December 31,
	2017	2016	2015
Advertising expense	$6.0	$6.2	$6.8
Research and development expense	8.9	9.4	6.8
_______________________

(a)	Advertising expense and research and development expense are recorded in selling, general and administrative expenses on the consolidated statements of operations.

Supplemental Balance Sheet Data
Summary of Accounts Receivable — net

	December 31,
	2017	2016
From customers	$117.0	$98.0
Less allowance for doubtful accounts and sales discounts	(1.3)	(1.5)
Total	$115.7	$96.5

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Summary of Inventories

	December 31,
	2017	2016
Inventories by Major Class:
Raw materials	$36.2	$31.6
Work in progress	35.0	26.8
Finished goods	79.2	63.0
Supplies and other	3.6	3.1
	154.0	124.5
Excess of FIFO over LIFO cost	(10.5)	(8.2)
Total	$143.5	$116.3

The FIFO value of inventories valued on the LIFO method was $120.1 million and $106.8 million at December 31, 2017 and 2016, respectively. For the year ended December 31, 2017 and 2016, income from continuing operations before income taxes was reduced by less than $0.5 million and $0.1 million, respectively, due to a decrease in certain LIFO inventory quantities.

Summary of Prepaid and Other Current Assets

	December 31,
	2017	2016
Prepaid and other current assets	$11.3	$10.5
Spare parts	6.9	5.8
Receivable for income taxes	3.3	4.1
Total	$21.5	$20.4

Summary of Property, Plant and Equipment — Net

	December 31,
	2017	2016
Land and land improvements	$20.2	$18.3
Buildings	157.7	126.1
Machinery and equipment	650.8	597.5
Construction in progress	21.8	13.7
	850.5	755.6
Less accumulated depreciation	425.3	391.0
Net Property, Plant and Equipment	$425.2	$364.6

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $28.3 million, $27.1 million and $24.8 million, respectively. Interest expense capitalized as part of the costs of capital projects was zero, $0.8 million and $0.2 million, respectively, for the years ended December 31, 2017, 2016 and 2015.

Summary of Accrued Expenses

	December 31,
	2017	2016
Accrued salaries and employee benefits	$29.6	$26.3
Amounts due to customers	7.2	7.3
Accrued interest	1.3	1.3
Accrued income taxes	4.2	2.0
Other	15.2	14.3
Total	$57.5	$51.2

Summary of Noncurrent Employee Benefits

	December 31,
	2017	2016
Pension benefits	$59.8	$49.0
Post-employment benefits other than pensions (a)	40.5	37.7
Total	$100.3	$86.7
_______________________

(a)	Includes $1.8 million of SRCP benefits as of December 31, 2017 and $1.3 million of SRCP benefits as of December 31, 2016.

Supplemental Cash Flow Data
Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2017	2016	2015
Cash paid during the year for interest, net of interest expense capitalized	$11.3	$10.0	$10.6
Cash paid during the year for income taxes, net of refunds	7.6	15.0	16.2
Non-cash investing activities:
Liability for equipment acquired	5.4	11.1	6.6

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Net cash provided by (used in) changes in operating working capital, net of effect of acquisitions

	Year Ended December 31,
	2017	2016	2015
Accounts receivable	$(10.2)	$1.5	$(5.2)
Inventories	(11.7)	4.3	7.7
Income taxes receivable/payable	4.5	(1.5)	1.0
Prepaid and other current assets	(0.4)	—	(4.8)
Accounts payable	10.6	(2.7)	(0.5)
Accrued expenses	(4.2)	(2.8)	3.2
Other	(0.4)	—	0.4
Total	$(11.8)	$(1.2)	$1.8

Note 16. Unaudited Quarterly Data

	2017 Quarters
	First	Second (a)	Third (b)	Fourth (c)	Year
Net Sales	$242.1	$248.7	$245.1	$244.0	$979.9
Gross Profit	52.0	53.6	48.0	45.1	198.7
Operating Income	27.0	29.2	29.0	19.1	104.3
Income From Continuing Operations	17.6	25.0	18.8	18.9	80.3
Earnings Per Common Share From Continuing Operations:
Basic	$1.04	$1.47	$1.11	$1.11	$4.74
Diluted	$1.03	$1.46	$1.10	$1.10	$4.68
_______________________

(a)	Income from continuing operations includes a prior year tax adjustment of $4.1 million related to the Company's assertion of indefinite reinvestment of undistributed earnings of foreign subsidiaries.

(b)
Includes proceeds of a representations and warranties insurance settlement related to the FiberMark acquisition of $3.2 million, less acquisition costs of $0.7 million and SERP settlement charges of $0.2 million.

(c)
Includes acquisition/integration costs of $0.6 million and pension/SERP settlement charges of $0.4 million. Also, income from continuing operations includes net tax benefits of $5.9 million, primarily from the Tax Act.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

	2016 Quarters
	First	Second	Third	Fourth (e)	Year (d)(e)
Net Sales	$242.1	$246.0	$232.9	$220.5	$941.5
Gross Profit	58.8	60.0	49.2	46.5	214.5
Operating Income	31.4	33.9	26.9	21.9	114.1
Income From Continuing Operations	19.2	21.4	16.4	16.4	73.4
Earnings Per Common Share From Continuing Operations:
Basic	$1.13	$1.26	$0.97	$0.97	$4.33
Diluted	$1.11	$1.24	$0.95	$0.95	$4.26
_______________________

(d)	Includes integration/restructuring costs of $7.0 million.
(e)     Includes a pension plan settlement charge of $0.8 million.

SCHEDULE II
NEENAH, INC. AND SUBSIDIARIES
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-offs and Reclassifications	Balance at End of Period
December 31, 2017
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$1.0	$0.2	$—	$(0.4)	$0.8
Allowance for sales discounts	0.5	—	—	—	0.5
Valuation allowance — deferred income taxes	3.5	—	—	(3.1)	0.4

December 31, 2016
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$1.1	$(0.1)	$—	$—	$1.0
Allowance for sales discounts	0.6	(0.1)	—	—	0.5
Valuation allowance — deferred income taxes	3.0	0.1	—	0.4	3.5

December 31, 2015
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$0.9	$(0.4)	$1.0	$(0.4)	$1.1
Allowance for sales discounts	0.6	—	—	—	0.6
Valuation allowance — deferred income taxes	—	3.0	—	—	3.0