Form 10-Q
period 2018-03-31
Neenah Inc
filed 2018-05-10
CIK 1296435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 2, 2018, there were approximately 16,813,846 shares of the Company’s common stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
'[	2018	2017
Net sales	$266.5	$242.1
Cost of products sold	214.1	189.4
Gross profit	52.4	52.7
Selling, general and administrative expenses	26.8	24.6
SERP settlement charge	0.8	—
Other expense - net (Note 2)	0.7	1.1
Operating income	24.1	27.0
Interest expense - net	3.3	3.2
Income from continuing operations before income taxes	20.8	23.8
Provision for income taxes	4.6	6.2
Net income	$16.2	$17.6

Earnings Per Common Share
Basic	$0.96	$1.04
Diluted	$0.95	$1.03

Weighted Average Common Shares Outstanding (in thousands)
Basic	16,847	16,779
Diluted	17,006	17,025

Cash Dividends Declared Per Share of Common Stock	$0.41	$0.37

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$16.2	$17.6
Unrealized foreign currency translation gain	5.5	1.7
Reclassification of amortization of adjustments to pension and other postretirement benefit liabilities recognized in net periodic benefit cost (Note 8)	1.6	2.0
Reclassification of pension settlement charge (Note 8)	0.8	—
Net gain from pension and other postretirement benefit plans (Note 5)	0.4	—
Unrealized gain on "available-for-sale" securities	—	0.1
Income from other comprehensive income items	8.3	3.8
Provision for income taxes	1.0	0.8
Other comprehensive income	7.3	3.0
Comprehensive income	$23.5	$20.6

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$6.4	$4.5
Accounts receivable (less allowances of $1.4 million and $1.3 million)	133.6	115.7
Inventories	144.5	143.5
Prepaid and other current assets	19.5	21.5
Total Current Assets	304.0	285.2
Property, Plant and Equipment
Property, Plant and Equipment, at cost	862.2	850.5
Less accumulated depreciation	435.4	425.3
Property, plant and equipment—net	426.8	425.2
Deferred Income Taxes	10.3	10.1
Goodwill	87.7	85.3
Intangible Assets—net	78.2	78.7
Other Noncurrent Assets	16.6	19.9
TOTAL ASSETS	$923.6	$904.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$1.4	$1.4
Accounts payable	64.4	65.7
Accrued expenses	55.1	57.5
Total Current Liabilities	120.9	124.6
Long-term Debt	268.9	254.1
Deferred Income Taxes	16.0	15.0
Noncurrent Employee Benefits	98.3	100.3
Other Noncurrent Obligations	7.4	10.5
TOTAL LIABILITIES	511.5	504.5
Contingencies and Legal Matters (Note 11)	—	—
TOTAL STOCKHOLDERS’ EQUITY	412.1	399.9
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$923.6	$904.4

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$16.2	$17.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9.4	7.8
Stock-based compensation	1.8	2.5
Deferred income tax provision	2.3	3.3
SERP settlement charge	0.8	—
Non-cash effects of changes in liabilities for uncertain income tax positions	0.1	—
Increase in working capital	(18.9)	(11.3)
Pension and other postretirement benefits	(3.5)	1.9
Other	(0.1)	0.2
NET CASH PROVIDED BY OPERATING ACTIVITIES	8.1	22.0

INVESTING ACTIVITIES
Capital expenditures	(7.6)	(11.5)
Other	(0.3)	(0.2)
NET CASH USED IN INVESTING ACTIVITIES	(7.9)	(11.7)

FINANCING ACTIVITIES
Long-term borrowings (Note 7)	104.2	81.8
Repayments of long-term debt (Note 7)	(90.5)	(76.9)
Cash dividends paid	(7.0)	(6.3)
Shares purchased (Note 10)	(5.3)	(6.8)
Proceeds from exercise of stock options	0.1	0.3
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1.5	(7.9)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	0.2	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	1.9	2.4
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4.5	3.1
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6.4	$5.5

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest expense capitalized	$0.8	$0.6
Cash paid during period for income taxes	$2.4	$1.7
Non-cash investing activities:
Liability for equipment acquired	$3.0	$3.5

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except as noted)

Note 1.  Background and Basis of Presentation

Background

Neenah, Inc. ("Neenah" or the "Company"), is a Delaware corporation incorporated in April 2004. The Company has two primary operations: its technical products business and its fine paper and packaging business. See Note 12, "Business Segment Information."

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

Earnings per Share ("EPS")

The following table presents the computation of basic and diluted EPS (dollars in millions except per share amounts, shares in thousands):

Earnings Per Basic Common Share

	Three Months Ended March 31,
	2018	2017
Income from continuing operations	$16.2	$17.6
Amounts attributable to participating securities	(0.1)	(0.1)
Income from continuing operations available to common stockholders	16.1	17.5
Loss from discontinued operations, net of income taxes	—	—
Net income available to common stockholders	$16.1	$17.5

Weighted-average basic shares outstanding	16,847	16,779

Continuing operations	$0.96	$1.04
Discontinued operations	—	—
Basic earnings per share	$0.96	$1.04

Earnings Per Diluted Common Share

	Three Months Ended March 31,
	2018	2017
Income from continuing operations	$16.2	$17.6
Amounts attributable to participating securities	(0.1)	(0.1)
Income from continuing operations available to common stockholders	16.1	17.5
Loss from discontinued operations, net of income taxes	—	—
Net income available to common stockholders	$16.1	$17.5

Weighted-average basic shares outstanding	16,847	16,779
Add: Assumed incremental shares under stock compensation plans (a)	159	246
Weighted-average diluted shares	17,006	17,025

Continuing operations	$0.95	$1.03
Discontinued operations	—	—
Diluted earnings per share	$0.95	$1.03

(a)         For the three months ended March 31, 2018 and 2017, there were 197,200 and 72,000 potentially dilutive options, respectively, excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s common stock.

Fair Value of Financial Instruments

The Company measures the fair value of financial instruments in accordance with Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820") which establishes a framework for measuring fair value. ASC Topic 820 provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The following table presents the carrying value and the fair value of the Company’s debt.

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value (a)(b)	Carrying Value	Fair Value (a)(b)
2021 Senior Notes (5.25% fixed rate)	$175.0	$168.2	$175.0	$170.2
Global Revolving Credit Facilities (variable rates)	91.5	91.5	76.9	76.9
German loan agreement (2.45% fixed rate)	6.3	6.3	6.4	6.4
Total debt	$272.8	$266.0	$258.3	$253.5

(a)         The fair value for all debt instruments was estimated from Level 2 measurements.
(b)         The fair value of short and long-term debt is estimated using rates currently available to the Company for debt of the same remaining maturities.

As of March 31, 2018, the Company had $3.6 million in marketable securities classified as "Other Assets" on the condensed consolidated balance sheet. The cost of such marketable securities was $4.1 million. Fair value for the Company’s marketable securities was estimated from Level 1 inputs. The Company’s marketable securities are designated for the payment of benefits under its supplemental employee retirement plan ("SERP"). As of March 31, 2018, Neenah Germany had investments of $1.7 million that were restricted to the payment of certain post-retirement employee benefits of which $0.6 million and $1.1 million are classified as "Prepaid and other current assets" and "Other Assets", respectively, on the condensed consolidated balance sheet.

Note 2.  Accounting Standard Changes

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance specifies how and when an entity will recognize revenue arising from contracts with customers and requires entities to disclose information about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has subsequently issued additional, clarifying standards to address issues arising from implementation of the new revenue recognition standard. The Company adopted the new standards using the modified retrospective method as of January 1, 2018, and there was no impact from adoption on its consolidated financial statements. The Company also presented the required additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. See Note 3, "Revenue from Contracts with Customers" for further information.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. Changes to the current GAAP model primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The Company adopted this ASU as of January 1, 2018. As a result of the adoption, the Company reclassified $0.3 million of unrealized losses (net of $0.1 million tax) on "available-for-sale" securities to beginning retained earnings. There was no other material impact on its consolidated financial statements due to the adoption.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current lease accounting. The amendments in this ASU are effective January 1, 2019, and must be adopted using a modified retrospective approach that applies the new lease requirements at the beginning of the earliest period presented in the financial statements. The FASB has proposed a change that would allow a company to elect an optional transition method that applies the new lease requirements through a cumulative-effect adjustment in the period of adoption. The Company expects to adopt the standard on January 1, 2019 using the proposed optional transition method if finalized in its current form. The Company is currently assessing the impact of the adoption of ASU 2016-02 on its consolidated financial statements. The Company currently believes the most significant change will be related to the recognition of right-of-use assets and lease liabilities on its consolidated balance sheet.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). ASU 2017-07 requires entities to (1) disaggregate the current service-cost component from the other components of net benefit cost (the "other components") and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if such a subtotal is presented. In addition, only the service-cost component of net benefit cost is eligible for capitalization inventories. The Company adopted this ASU as of January 1, 2018. As a result of the adoption, the Company reclassified $1.0 million of net cost for three months ended March 31, 2017, of other components of net benefit cost from "Cost of Products Sold" and "Selling, General and Administrative expenses" to "Other Expense - net" on the condensed consolidated statements of operations. There was no other material impact on its consolidated financial statements due to the adoption.

On January 1, 2018, the Company implemented ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other Than Inventory. As of December 31, 2017, the Company early-adopted ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220)-Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. See Note 6, "Income Taxes" for further discussion of these topics.

As of March 31, 2018, no other amendments to the ASC have been issued that will have or are reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 3. Revenue from Contracts with Customers
The Company recognizes sales revenue at a point in time following the transfer of control of the product to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. Sales are reported net of allowable discounts and estimated returns. Reserves for cash discounts, trade allowances and sales returns are estimated using historical experience. The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill our promise to transfer the associated products. Accordingly, the Company records customer payments of shipping and handling costs as a component of net sales, and classifies such costs as a component of cost of sales. The Company excludes tax amounts assessed by governmental authorities that are both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers from our measurement of transaction prices. Accordingly, such tax amounts are not included as a component of net sales or cost of sales.
The following tables represent a disaggregation of segment revenue from contracts with customers for the three months ended March 31, 2018 and 2017.
The technical products business is an international producer of fiber-formed, coated and/or saturated specialized media that delivers high performance benefits to customers. Included in this segment are transportation and other filtration media ("Filtration"), tape and abrasives backings products ("Backings"), digital image transfer, durable label, and other specialty substrate products ("Specialty").

	Three Months Ended March 31,
	2018	2017
Filtration	44%	43%
Backings	28%	34%
Specialty	28%	23%
Total	100%	100%

The fine paper and packaging business is a leading supplier of premium printing and other high end specialty papers ("Graphic Imaging"), premium packaging ("Packaging") and specialty office papers ("Filing/Office") primarily in North America.

	Three Months Ended March 31,
	2018	2017
Graphic Imaging	77%	81%
Packaging	19%	15%
Filing/Office	4%	4%
Total	100%	100%

The following tables represent a disaggregation of revenue from contracts with customers by location of the selling entities for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
United States	70%	77%
Germany	23%	22%
Rest of Europe	7%	1%
Total	100%	100%

The Company considers each transaction/shipment as a separate performance obligation. Neenah recognizes revenue when the title transfers to the customer. As such, the remaining performance obligations at period end are not considered significant.

Sales terms in the technical products business vary depending on the type of product sold and customer category. In general, sales are collected in approximately 45 to 55 days. Extended credit terms of up to 120 days are offered to customers located in certain international markets. Fine paper and packaging sales terms range between 20 and 30 days with discounts of zero to two percent for customer payments, with discounts of one percent and 20-day terms used most often. Extended credit terms are offered to customers located in certain international markets.

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

The Company accounted for the transaction using the acquisition method in accordance with ASC Topic 805, Business Combinations ("ASC Topic 805"). The preliminary allocation of the purchase price was based on estimates of the fair value of assets acquired and liabilities assumed as of November 1, 2017, and certain inventory and income tax balances are subject to adjustment as additional information is obtained. The Company has up to 12 months from the closing of the acquisition to finalize its valuations. During the three months ended March 31, 2018, management evaluated additional information and determined that the preliminary valuation of inventory at the acquisition date should have been determined using fair value assumptions that would have resulted in the fair value of inventory being lower that originally estimated primarily due to changes in the assumptions related to inventory margins of the acquired business. Accordingly, an adjustment was made to reduce the carrying value of inventories by $1.0 million with a corresponding increase to the value of goodwill. Additional changes to the valuation of inventory or income tax assets and liabilities acquired may result in adjustments to the carrying value of these assets and liabilities acquired or goodwill.

In conjunction with the acquisition, the Company assumed a contingent liability of $2.3 million related to the acquisition of direct customer relationships by Coldenhove, which amount is contingent on the growth of sales from these customer relationships. As of March 31, 2018, the liability amount is unchanged.

The following selected unaudited pro forma consolidated statement of operations data for the three months ended March 31, 2017, was prepared as though the Coldenhove Acquisition had occurred as of the beginning of 2017. The information does not reflect events that occurred after December 31, 2017 or any operating efficiencies or inefficiencies that may result from the Coldenhove Acquisition. Therefore, the information is not necessarily indicative of results that would have been achieved had the businesses been combined during the period presented or the results that the Company will experience going forward.

Three Months Ended March 31, 2017
Net sales	$252.6
Operating income	27.8
Net income	18.1
Earnings Per Common Share
Basic	$1.07
Diluted	$1.06

Note 5.  Supplemental Balance Sheet Data

The following table presents inventories by major class:

	March 31, 2018	December 31, 2017
Raw materials	$37.0	$36.2
Work in progress	34.0	35.0
Finished goods	82.1	79.2
Supplies and other	3.3	3.6
	156.4	154.0
Adjust FIFO inventories to LIFO cost	(11.9)	(10.5)
Total	$144.5	$143.5

The FIFO values of inventories valued on the LIFO method were $122.3 million and $120.1 million as of March 31, 2018 and December 31, 2017, respectively. For the three months ended March 31, 2018, income from continuing operations before income taxes was reduced by less than $0.1 million due to a decrease in certain LIFO inventory quantities.

The following table presents changes in accumulated other comprehensive income (loss) ("AOCI") for the three months ended March 31, 2018:

	Net unrealized foreign currency translation gain (loss)	Net gain (loss) from pension and other postretirement liabilities (a)	Unrealized gain (loss) on "available-for-sale" securities	Accumulated other comprehensive income (loss)
AOCI — December 31, 2017	$(7.5)	$(86.3)	$(0.3)	$(94.1)
Other comprehensive income before reclassifications	5.5	0.4	—	5.9
Amounts reclassified from AOCI	—	2.4	—	2.4
Income from other comprehensive income items	5.5	2.8	—	8.3
Provision for income taxes	0.3	0.7	—	1.0
Other comprehensive income	5.2	2.1	—	7.3
Reclassification of unrealized loss on "available-for-sale" securities to retained earnings upon adoption of ASU 2016-01 (Note 2)	—	—	0.3	0.3
AOCI — March 31, 2018	$(2.3)	$(84.2)	$—	$(86.5)

(a) For the three months ended March 31, 2018, the Company recorded a $0.8 million SERP settlement loss, and a related remeasurement gain of $0.4 million in other comprehensive income.

For the three months ended March 31, 2018 and 2017, the Company reclassified $1.6 million and $2.0 million, respectively, of costs from accumulated other comprehensive income to other expense - net, on the condensed consolidated statements of operations. For the three months ended March 31, 2018 and 2017, the Company recognized an income tax benefit of $0.4 million and $0.7 million, related to such reclassifications classified as "Provision for income taxes" on the condensed consolidated statements of operations.

Note 6. Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Income tax expense represented 22 percent and 26 percent of income from continuing operations before income taxes for the three months ended March 31, 2018 and 2017, respectively. The decrease in income tax expense for the three months ended March 31, 2018 was primarily due to the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), which reduced the U.S. federal statutory corporate tax rate from 35% to 21% effective January 1, 2018. The income tax expense for the three months ended March 31, 2017 was lower than the 35% statutory corporate tax rate primarily due to excess tax benefits which reduced the income tax expense.

As of March 31, 2018, the Company has not completed its determination of the accounting implications of the Tax Act on its tax accruals. However, the Company reasonably estimated the effects of the Tax Act and recorded provisional amounts in the financial statements. Pursuant to guidance issued by the Securities Exchange Commission ("SEC"), as codified in ASU 2018-05, Income Taxes (Topic 740)-Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the Tax Act, the Company provisionally recorded in December 2017 and during the three months ended March 31, 2018 a cumulative net income tax benefit of $6.2 million related to the Tax Act. This amount is comprised of a $10.8 million tax benefit from the remeasurement of federal net deferred tax liabilities resulting from the reduction in the U.S. statutory corporate tax rate to 21% from 35%, less $4.6 million of tax expense from the mandatory one-time U.S. federal tax on certain previously untaxed accumulated earnings and profits ("E&P) of its foreign subsidiaries and related state income tax impacts. During the three months ended March 31, 2018, the Company recorded a measurement-period tax benefit of $0.5 million related to the effects of the statutory corporate tax rate reduction and a measurement-period tax expense of $0.8 million from the mandatory one-time U.S. federal tax on accumulated E&P of its foreign subsidiaries and related state income tax impacts. As the Company analyzes any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service ("IRS") and other standard-setting bodies, adjustments to the provisional amounts may be required. In addition, adjustments to the provisional amounts may be needed to reflect legislative actions by the various U.S. states related to application of the Tax Act provisions on 2017 state tax returns. These federal and state adjustments could significantly impact the Company’s provision for income taxes in the period in which the adjustments are made.

As of December 31, 2017, the Company was not yet able to reasonably estimate the effects for the Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Act, therefore no provisional effects were recorded. Also, at that time, the Company had not made a policy decision regarding whether to record deferred taxes on GILTI or use the period cost method. During the three months ended March 31, 2018, the Company elected an accounting policy to record GILTI tax expense as a period cost, if and when incurred. Also, the Company was able to reasonably estimate the annual effects of GILTI and recorded in its annual effective tax rate a provisional estimate of the 2018 annual impact of GILTI of $1.9 million of tax expense. In accordance with SEC guidance noted above, this provisional amount may be refined as a result of additional guidance from, and interpretations by, the U.S. Treasury Department or the IRS. The Company has also included a provisional estimate of the annual impact of state taxation of foreign earnings of $0.1 million in the annual effective tax rate. This amount could change from further legislative actions by the various U.S. states.

During the three months ended March 31, 2018, the Company completed an assessment of its existing accounting assertion with regard to the indefinite reinvestment of undistributed foreign earnings, considering the effects of the Tax Act and U.S. state and foreign tax legislation on future repatriations. After consideration of the effects of the mandatory one-time U.S. federal tax and GILTI provisions and its foreign investment strategy, the Company is no longer asserting indefinite reinvestment of its unrepatriated German E&P.

On January 1, 2018, the Company implemented ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other Than Inventory. The standard requires the recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. For the Company, the tax effects related to a 2017 transfer of intellectual property are affected by this standard. The standard was applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of January 1, 2018. The Company recorded a $2.9 million deferred tax asset in the U.S. and eliminated a $3.6 million prepaid tax asset in Germany, each with offsets to retained earnings.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income (Topic 740), to address issues related to the application of ASC 740 to certain provisions of the Tax Act. This ASU provides an option for entities to make a one-time reclassification from AOCI to retained earnings for stranded tax effects resulting from the newly enacted tax rates for deferred tax assets and liabilities related to items within AOCI. The Company early adopted ASU 2018-02 as of December 31, 2017 and accordingly reclassified $10.9 million related to stranded tax effects resulting from the Tax Act from AOCI to retained earnings.

Note 7.  Debt

Long-term debt consisted of the following:

	March 31, 2018	December 31, 2017
2021 Senior Notes (5.25% fixed rate) due May 2021	$175.0	$175.0
Global Revolving Credit Facilities (variable rates) due December 2019	91.5	76.9
German loan agreement (2.45% fixed rate) due in 32 equal quarterly installments ending September 2022	6.3	6.4
Deferred financing costs	(2.5)	(2.8)
Total debt	270.3	255.5
Less: Debt payable within one year	1.4	1.4
Long-term debt	$268.9	$254.1

2021 Senior Notes

In May 2013, the Company completed an underwritten offering of eight-year senior unsecured notes (the "2021 Senior Notes") at a face amount of $175 million. The 2021 Senior Notes contain terms, covenants and events of default with which the Company must comply, which the Company believes are ordinary and standard for notes of this nature. As of March 31, 2018, the Company was in compliance with all terms of the indenture for the 2021 Senior Notes.

Amended and Restated Secured Revolving Credit Facility

In December 2014, the Company amended and restated its existing credit facility by entering into the Third Amended and Restated Credit Agreement (the "Third Amended Credit Agreement").

The Third Amended Credit Agreement contains covenants with which the Company and its subsidiaries must comply during the term of the agreement, which the Company believes are ordinary and standard for agreements of this nature. As of March 31, 2018, the Company was in compliance with all terms of the Third Amended Credit Agreement.

Availability under the Global Revolving Credit Facilities varies over time depending on the value of the Company’s inventory, receivables and various capital assets. As of March 31, 2018, the Company had $91.5 million of borrowings and $0.9 million in letters of credit outstanding under the Global Revolving Credit Facilities and $79.2 million of available credit (based on exchange rates at March 31, 2018). As of March 31, 2018, the weighted-average interest rate on outstanding Global Revolving Credit Facility borrowings was 2.6 percent per annum. As of December 31, 2017, the weighted-average interest rate under the Global Revolving Credit Facilities was 2.7 percent per annum.

Under the terms of the 2021 Senior Notes and the Third Amended Credit Agreement, the Company has limitations on its ability to repurchase shares of and pay dividends on its Common Stock. These limitations are triggered depending on the Company’s credit availability under the Third Amended Credit Agreement and leverage levels under the Senior Notes. As of March 31, 2018, none of these covenants were restrictive to the Company’s ability to repurchase shares of and pay dividends on its Common Stock.

For additional information about our debt agreements, see Note 7 of the Notes to Consolidated Financial Statements in our 2017 Form 10-K.

Borrowings and Repayments of Long-Term Debt

The condensed consolidated statements of cash flows present borrowings and repayments under the Global Revolving Credit Facilities using a gross approach. This approach presents not only discrete borrowings for transactions such as a business acquisition, but also reflects all borrowings and repayments that occur as part of daily management of cash receipts and disbursements. For the three months ended March 31, 2018, the Company made scheduled debt repayments of $0.3 million and net long-term debt borrowings of $14.0 million related to daily cash management activities. For the three months ended March 31, 2017, the Company made scheduled debt repayments of $0.3 million and net long-term debt repayments of $5.2 million related to daily cash management activities.

Note 8.  Pension and Other Postretirement Benefits

Pension Plans

Substantially all active employees of the Company’s U.S. operations participate in defined benefit pension plans and/or defined contribution retirement plans. The Company has defined benefit plans for substantially all its employees in Germany, the Netherlands and the United Kingdom. In addition, the Company maintains a SERP which is a non-qualified defined benefit plan and a supplemental retirement contribution plan (the "SRCP") which is a non-qualified, unfunded defined contribution plan. The Company provides benefits under the SERP and SRCP to the extent necessary to fulfill the intent of its retirement plans without regard to the limitations set by the Internal Revenue Code on qualified and non-qualified retirement benefit plans.

The following table presents the components of net periodic benefit cost for the Company’s defined benefit plans and postretirement plans other than pensions:

Components of Net Periodic Benefit Cost for Defined Benefit Plans

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended March 31,
	2018	2017	2018		2017
Service cost	$1.7	$1.3	$0.3		$0.3
Interest cost	4.0	3.7	0.3		0.4
Expected return on plan assets (a)	(5.3)	(4.8)	—		—
Recognized net actuarial loss	1.3	1.9	0.2		—
Amortization of prior service benefit	0.1	0.1	—		—
Amount of settlement loss recognized (b)	0.8	—	—	—	$—
Net periodic benefit cost	$2.6	$2.2	$0.8		$0.7

(a) The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.The Dutch pension plan is funded through an insurance contract, and the expected return on plan assets is calculated based on the discount rate of the insured obligations.

(b) For the three months ended March 31, 2018, the Company recognized a settlement loss of $0.8 million related to SERP.

The Company records the service cost component of net periodic benefit cost as part of cost of sales and selling, general and administrative expenses; and the non-service cost components of net periodic benefit cost (i.e., interest cost, expected return on plan assets, net actuarial gains or losses, and amortization of prior service cost or credits) as part of other expense - net, on the condensed consolidated statements of operations.
The Company expects to make aggregate contributions to qualified and nonqualified defined benefit pension trusts and to pay pension benefits for unfunded pension and other postretirement benefit plans of approximately $17.1 million in calendar 2018.  For the three months ended March 31, 2018, the Company made $5.9 million of such payments. The Company made similar payments of $1.2 million and $18.1 million for the three months ended March 31, 2017 and for the year ended December 31, 2017, respectively.

Note 9.  Stock Compensation Plan

Stock Options and Stock Appreciation Rights ("Options")

The following table presents information regarding Options awarded during the three months ended March 31, 2018:

Options granted	108,420
Per share weighted average exercise price	$93.22
Per share weighted average grant date fair value	$15.00

The weighted-average grant date fair value for Options granted during the three months ended March 31, 2018 was estimated using the Black-Scholes option valuation model with the following assumptions:

Expected term in years	5.7
Risk free interest rate	2.5%
Volatility	21.5%
Dividend yield	3.0%

The following table presents information regarding Options that vested during the three months ended March 31, 2018:

Options vested	100,652
Aggregate grant date fair value of Options vested (in millions)	$1.4

The following table presents information regarding outstanding Options:

	March 31, 2018	December 31, 2017
Options outstanding	537,246	464,958
Aggregate intrinsic value (in millions)	$10.0	$16.3
Per share weighted average exercise price	$63.85	$55.60
Exercisable Options	307,043	241,944
Aggregate intrinsic value (in millions)	$9.2	$12.1
Unvested Options	230,203	223,014
Per share weighted average grant date fair value	$14.23	$13.87

Performance Share Units ("PSUs") and Restricted Share Units ("RSUs")

For the three months ended March 31, 2018, the Company granted target awards of 40,747 PSUs. The measurement period for three fourths of the PSUs is January 1, 2018 through December 31, 2018, and for the remaining fourth of the PSUs is January 1, 2018 through December 31, 2020. The PSUs vest on December 31, 2020. Common Stock equal to not less than 40 percent and not more than 200 percent of the PSUs target will be awarded based on the Company’s return on invested capital, consolidated revenue growth, EPS and total return to shareholders relative to the companies in the Russell 2000® Value small cap index. The Company’s return on invested capital, consolidated revenue growth and EPS are adjusted for certain items as further described in the Performance Share Award Agreement. The market price on the date of grant for the PSUs was $93.21 per share.

For the three months ended March 31, 2018, the Company awarded 2,030 RSUs to certain employees. The weighted average grant date fair value of such awards was $80.15 per share and the awards vest one year from the date of grant. During the vesting period, the holders of the RSUs are entitled to dividends, but the RSUs do not have voting rights and are forfeited in the event the holder is no longer an employee on the vesting date.

Note 10.  Stockholders’ Equity

Common Stock

As of March 31, 2018 and December 31, 2017, the Company had 16,823,111 shares and 16,870,000 shares of Common Stock outstanding, respectively.

In November 2017, our Board of Directors authorized a program for the purchase of up to $25 million of outstanding common stock effective January 1, 2018 (the "2018 Stock Purchase Plan"). The program does not require the Company to purchase any specific number of shares and may be suspended or discontinued at any time. Purchases under the 2018 Stock Purchase Plan will be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. In May 2017, the Company’s Board of Directors authorized a program that would allow the Company to repurchase up to $25 million of its outstanding Common Stock, which expired on December 31, 2017 (the "2017 Stock Purchase Plan"). The Company also had a $25 million repurchase program in place during the preceding 12 months that expired in May 2017 (the "2016 Stock Purchase Plan"). The following table shows shares purchased and value ($ in millions) under the respective stock purchase plans:

	Three Months Ended March 31,
	2018		2017
	Shares	Amount	Shares	Amount
2018 Stock Purchase Plan	66,724	$5.3	—	$—
2017 Stock Purchase Plan	—	—	—	—
2016 Stock Purchase Plan	—	—	85,354	6.8

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

Income Taxes

The Company periodically undergoes examination by the IRS, as well as various state and foreign jurisdictions. These tax authorities routinely challenge certain deductions and credits reported by the Company on its income tax returns. No significant tax audit findings are being contested at this time with either the IRS or any state or foreign tax authority.

Employees and Labor Relations

The Company’s U.S. union employees are represented by the United Steelworkers Union (the "USW").  Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the "IG BCE"). In the Netherlands, most of our employees are eligible to be represented by the Christelijke Nationale Vakbond ("CNV") and the Federatie Nederlandse Vakvereniging ("FNV"). Under Dutch law, union membership is voluntary and does not need to be disclosed to the Company. The Company is currently in negotiations with USW, CNV and FNV, with a new contract expected to be signed in 2018. As of March 31, 2018, the Company had approximately 665 U.S. employees covered under collective bargaining agreements that will expire in the next 12 months. The following table shows the expiration dates of the Company’s various bargaining agreements and the number of employees covered under each of these agreements.

Contract Expiration Date	Location	Union	Number of Employees
January 2018 (c)	Whiting, WI (b)	USW	198
April 2018 (c)	Eerbeek, Netherlands	CNV, FNV	(a)
June 2018	Neenah, WI (b)	USW	264
July 2018	Munising, MI (b)	USW	203
February 2019	Neenah Germany	IG BCE	(a)
May 2019	Appleton, WI (b)	USW	105
August 2021	Brattleboro, VT	USW	89
November 2021	Lowville, NY	USW	107

(a)        Under German and Dutch laws, union membership is voluntary and does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement with the IG BCE, and CNV and FNV cannot be determined.
(b) The Whiting, Neenah, Munising and Appleton mills have bargained jointly with the USW on pension matters. The current agreements related to pension matters will remain in effect until September 2019.
(c) The Company is currently in negotiations with the USW, and CNV and FNV and a new contract is expected to be signed in 2018. Until a new contract is signed, the terms of the previous contract still apply.

The Company’s United Kingdom salaried and hourly employees are eligible to participate in Unite the Union ("UNITE") on an individual basis, but not under a collective bargaining agreement.

Note 12.  Business Segment Information

The Company’s reportable operating segments consist of Technical Products, Fine Paper and Packaging and Other.

•
The Technical Products segment is an aggregation of the Company’s filtration and performance materials businesses which are similar in terms of economic characteristics, nature of products, processes, customer class and product distribution methods and is an international producer of fiber-formed, coated and/or saturated specialized media that delivers high performance benefits to customers. Included in this segment are transportation and other filtration media, tape and abrasives backings products, digital image transfer, durable label, and other specialty substrate products.

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

The following table summarizes the net sales and operating income for each of the Company’s business segments.

	Three Months Ended March 31,
	2018	2017
Net sales
Technical Products	$149.0	$121.9
Fine Paper and Packaging	111.6	114.3
Other	5.9	5.9
Consolidated	$266.5	$242.1

	Three Months Ended March 31,
	2018	2017
Operating income (loss)
Technical Products	$17.5	$12.5
Fine Paper and Packaging	12.8	20.3
Other	—	(0.3)
Unallocated corporate costs	(6.2)	(5.5)
Consolidated	$24.1	$27.0

Note 13.  Subsequent Event

Subsequent to March 31, 2018, management completed and reviewed with the Board of Directors a broad scope analysis of various initiatives to improve margins and optimize the portfolio of products and manufacturing footprint in the Fine Paper & Packaging segment. This review included an evaluation of multiple options, including capital investment, manufacturing cost reduction and distribution cost minimization initiatives, repositioning of the product portfolio and asset divestiture.

Included in this analysis was consideration of divestiture of a manufacturing facility located in Brattleboro, Vermont. Historically, the Brattleboro mill has manufactured products primarily for the office supply category, and more recently has been adversely impacted by manufacturing inefficiencies due to changes in product category and grade complexity. Following the review, it was determined that this facility is not a strategic part of the Fine Paper & Packaging manufacturing footprint, given the nature of the office supply category.

On April 24, 2018, the Board of Directors authorized the CEO to initiate a process to sell the Brattleboro mill and associated research and office facilities. In May 2018, the disposal group of assets and liabilities will be separately reported on the balance sheet and classified as Held for Sale. Upon classifying the disposal group as Held for Sale, the Company will test the individual assets of the disposal group for possible impairment. The disposal group will be measured at fair value, less costs to sell. The amount of any impairment charge is subject to determination of the potential sales price and value of the disposal group. The preliminary estimate of such non-cash charge could be in the range of $30 to $40 million. The disposal group and any impairment charge will be reported primarily within the Fine Paper and Packaging business segment and a lesser amount in the Other business segment.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our financial position as of March 31, 2018 and our results of operations for the three months ended March 31, 2018 and 2017. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See "Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements.

Executive Summary

For the three months ended March 31, 2018, consolidated net sales of $266.5 million increased $24.4 million (10%) from the prior year period, as a result of higher volumes, both organic and including the effects of the Coldenhove Acquisition, a higher-priced sales mix, increased selling prices, and favorable currency effects.

Consolidated operating income of $24.1 million for the three months ended March 31, 2018 decreased $2.9 million (11%) from the prior year period. Income benefited from volume growth, a higher value mix, increased selling prices and currency, but was more than offset by higher input and distribution costs. SG&A in the first quarter of 2018 included Coldenhove's ongoing expense and a SERP settlement charge of $0.8 million.

Cash provided by operating activities of $8.1 million for the three months ended March 31, 2018 was $13.9 million lower than cash generated of $22.0 million in the prior year period, due to improved payment terms with certain vendors that began in 2017, and in 2018, accelerated contributions for pension and postretirement benefit plans, a SERP payment and an increase in accounts receivable commensurate with higher sales.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, earnings before interest and taxes (which we refer to as "operating income") and other information relevant to an understanding of our results of operations for the three months ended March 31, 2018 and 2017.

Analysis of Net Sales — Three Months Ended March 31, 2018 and 2017

The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended March 31,
	2018		2017
Net sales
Technical Products	$149.0	56%	$121.9	51%
Fine Paper and Packaging	111.6	42%	114.3	47%
Other	5.9	2%	5.9	2%
Consolidated	$266.5	100%	$242.1	100%

Commentary:

The following table presents our net sales by segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Change in Net Sales Compared to Prior Period
				Change Due To
	2018	2017	Total Change	Volume	Net Price (a)	Currency
Technical Products	$149.0	$121.9	$27.1	$12.6	$5.9	$8.6
Fine Paper and Packaging	111.6	114.3	$(2.7)	(7.4)	4.7	—
Other	5.9	5.9	$—	(1.0)	1.0	—
Consolidated	$266.5	$242.1	$24.4	$4.2	$11.6	$8.6

(a)         Includes changes in selling price and product mix.

Consolidated net sales of $266.5 million for the three months ended March 31, 2018 increased $24.4 million from the prior year period, as a result of higher volumes, both organic and including the effects of the Coldenhove Acquisition, a higher-priced sales mix, increased selling prices, and favorable currency effects.

•
Net sales in our technical products business increased $27.1 million (22%) from the prior year period. Revenue growth resulted from double-digit organic increases in filtration and other categories, acquired volume, as well as a higher-priced mix and favorable currency exchange effects due to a stronger euro.

•
Net sales in our fine paper and packaging business decreased $2.7 million (2%) from the prior year period. Volume declines primarily for marginal, non-branded grades, were partly offset by higher selling prices and double-digit volume increases in premium packaging.

 Analysis of Operating Income — Three Months Ended March 31, 2018 and 2017

The following table sets forth line items from our condensed consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended March 31,
	2018	2017
Net sales	100.0%	100.0%
Cost of products sold	80.3	78.2
Gross profit	19.7	21.8
Selling, general and administrative expenses	10.1	10.2
SERP settlement charge	0.3	—
Other expense - net (Note 2)	0.3	0.5
Operating income	9.0	11.2
Interest expense - net	1.2	1.4
Income from continuing operations before income taxes	7.8	9.8
Provision for income taxes	1.6	2.5
Income from continuing operations	6.1%	7.3%

Commentary:

The following table presents our operating income by segment for the three months ended March 31, 2018 and 2017:

			Change in Operating Income Compared to Prior Period
	Three Months Ended March 31,			Change Due To
			Total		Net	Input
	2018	2017	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$17.5	$12.5	$5.0	$3.5	$4.8	$(1.7)	$1.5	$(3.1)
Fine Paper and Packaging	12.8	20.3	(7.5)	(2.0)	0.6	(2.9)	—	(3.2)
Other	—	(0.3)	0.3	(0.2)	0.5	(0.1)	—	0.1
Unallocated corporate costs	(6.2)	(5.5)	(0.7)	—	—	—	—	(0.7)
Consolidated	$24.1	$27.0	$(2.9)	$1.3	$5.9	$(4.7)	$1.5	$(6.9)

(a)         Includes changes in selling price and product mix.
(b)         Includes price changes for raw materials and energy.
(c)          Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and SG&A expenses, and the SERP settlement charge.

Consolidated operating income of $24.1 million for the three months ended March 31, 2018 decreased $2.9 million (11%) from the prior year period. Income benefited from volume growth, a higher value mix, increased selling prices and currency, but was more than offset by higher input and distribution costs.  Excluding the SERP settlement charge of $0.8 million for 2018, operating income decreased $2.1 million (8%).

•
Operating income for our technical products business increased $5.0 million (40%) from the prior year period. Increased income resulted from higher sales volumes, a higher-value mix, lack of downtime costs incurred in Germany in 2017, and favorable currency effects. These items more than offset higher input and distribution costs.

•
Operating income for our fine paper and packaging business decreased $7.5 million (37%) from the prior year period. The decrease was primarily due to higher distribution and input costs, as well as reduced operational efficiencies and lower sales volumes, partly offset by higher selling prices. Distribution costs increased significantly in the second half of 2017 as a result of a U.S. regulatory change that requires electronic logging devices to monitor miles and hours driven by freight carriers.

•	Unallocated corporate expenses for the three months ended March 31, 2018 of $6.2 million increased from prior year period due to an $0.8 million SERP settlement charge in 2018.

The following table sets forth our operating income by segment, adjusted for the effects of integration and restructuring costs, for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Operating income
Technical Products	$17.5	$12.5
Fine Paper and Packaging	12.8	20.3
Other	—	(0.3)
Unallocated corporate costs	(6.2)	(5.5)
Operating Income as Reported	$24.1	$27.0
Adjustments to Reported Operating Income
Unallocated corporate costs
SERP settlement charge	0.8	—
Total Adjustments to Reported Operating Income	0.8	—
Operating Income as Adjusted	$24.9	$27.0

In accordance with generally accepted accounting principles in the United States ("GAAP"), consolidated operating income includes the pre-tax effects of integration, and restructuring costs. We believe that by adjusting reported operating income to exclude the effects of these items, the resulting adjusted operating income is on a basis that reflects the results of our ongoing operations. We believe that providing adjusted operating results will help investors gain an additional perspective of underlying business trends and results. Adjusted operating income is not a recognized term under GAAP and should not be considered in isolation or as a substitute for operating income derived in accordance with GAAP. Other companies may use different methodologies for calculating their non-GAAP financial measures and, accordingly, our non-GAAP financial measures may not be comparable to their measures.

Additional Statement of Operations Commentary:

•
SG&A expense of $26.8 million for the three months ended March 31, 2018 was $2.2 million higher than SG&A expense of $24.6 million in the prior year period due to acquired SG&A from the Coldenhove Acquisition. For the three months ended March 31, 2018, SG&A expense as a percent of sales decreased to 10.1 percent from 10.2 percent in the prior year period.

•
For the three months ended March 31, 2018, we incurred net interest expense of $3.3 million which was slightly higher than the $3.2 million for prior year period, primarily due to higher debt to finance the acquisition of Coldenhove.

•
Historically, our effective tax rate has differed from the U.S. statutory tax rate primarily due to the proportion of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate, research and development and other tax credits and excess tax benefits from stock compensation. For the three months ended March 31, 2018 and 2017, we recorded an income tax provision of $4.6 million and $6.2 million, respectively. The effective income tax rate was 22 percent for the three months ended March 31, 2018 and 26 percent for the three months ended March 31, 2017. The decrease in income tax expense for the three months ended March 31, 2018 was primarily due to the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), which reduced the U.S. federal statutory corporate tax rate from 35% to 21% effective January 1, 2018. The income tax expense for the three months ended March 31, 2017 was lower than the 35% statutory corporate tax rate primarily due to excess tax benefits which reduced the income tax expense. During the three months ended March 31, 2018, the Company recorded a measurement-period tax benefit of $0.5 million related to the effects of the statutory corporate tax rate reduction and a measurement-period tax expense of $0.8 million from the mandatory one-time U.S. federal tax on the accumulated earnings of its foreign subsidiaries and related state income tax impacts. As the Company analyzes any additional guidance issued by the U.S. Treasury Department, the IRS and other standard-setting bodies, adjustments to the provisional amounts may be required. In addition, adjustments to the provisional amounts may be needed to reflect legislative actions by the various U.S.- states related to application of the Tax Act provisions on 2017 state tax returns. These adjustments could significantly impact the Company’s provision for income taxes in the period in which the adjustments are made.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2018	2017
Net cash flow provided by (used in):
Operating activities	$8.1	$22.0

Investing activities:
Capital expenditures	(7.6)	(11.5)
Other investing activities	(0.3)	(0.2)
Total	(7.9)	(11.7)

Financing activities:
Net borrowings of long-term debt	13.7	4.9
Other financing activities	(12.2)	(12.8)
Total	1.5	(7.9)
Effect of exchange rate changes on cash and cash equivalents	0.2	—
Net increase in cash and cash equivalents	$1.9	$2.4

Operating Cash Flow Commentary

•
Cash provided by operating activities of $8.1 million for the three months ended March 31, 2018 was $13.9 million lower than cash provided by operating activities of $22.0 million in the prior year period. The unfavorable comparison was due to improved payment terms with certain vendors that began in 2017, and in 2018, accelerated contributions for pension and postretirement benefit plans, a SERP payment and an increase in accounts receivable commensurate with higher sales.

Investing Commentary:

•
For the three months ended March 31, 2018 and 2017, cash used by investing activities was $7.9 million and $11.7 million, respectively. For the full year 2018, we expect aggregate annual capital expenditures to be within our normal range of approximately 3 to 5 percent of net sales.

Financing Commentary:

Our liquidity requirements are provided by cash generated from operations and short and long-term borrowings.

•
For the three months ended March 31, 2018 and 2017, cash provided by (used in) financing activities was $1.5 million and $(7.9) million, respectively. Cash provided by (used in) financing activities consists primarily of net borrowings of long-term debt, dividends paid, and share repurchases.

•
Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of March 31, 2018, we had $91.5 million outstanding under our Global Revolving Credit Facilities and $79.2 million of available credit (based on exchange rates at March 31, 2018).

•	We have required debt principal payments through March 31, 2019 of $1.4 million for principal payments on the German loan agreement.

•
For the three months ended March 31, 2018, cash and cash equivalents increased $1.9 million to $6.4 million at March 31, 2018 from $4.5 million at December 31, 2017. Total debt increased $14.8 million to $270.3 million at March 31, 2018 from $255.5 million at December 31, 2017. Net debt (total debt minus cash and cash equivalents) increased by $12.9 million.

•
As of March 31, 2018, our cash balance of $6.4 million consists of $0.3 million in the U.S. and $6.1 million held at entities outside of the U.S. As of March 31, 2018, there were no restrictions regarding the repatriation of our non-U.S. cash.

Transactions With Shareholders

•
In November 2017, our Board of Directors approved a 11 percent increase in the quarterly dividend on our common stock, to $0.41 per share, effective with the March 2018 dividend payment. For the three months ended March 31, 2018 and 2017, we paid cash dividends of $0.41 per common share or $7.0 million and $0.37 per common share or $6.3 million, respectively.

•
Purchases under the 2018 Stock Purchase Plan will be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. The 2018 Stock Purchase Plan does not require us to purchase any specific number of shares and may be suspended or discontinued at any time. For the three months ended March 31, 2018 and 2017, we repurchased approximately 66,724 shares of Common Stock at a cost of $5.3 million and 85,400 shares of Common Stock at a cost of $6.8 million, respectively. For further details on our Stock Purchase Plans refer to Note 10, "Stockholders' Equity."

Other Items:

•
As of March 31, 2018, we had $43.2 million of state net operating losses ("NOLs"). Our state NOLs may be used to offset approximately $2.6 million in state income taxes. If not used, substantially all of the state NOLs will expire in various amounts between 2018 and 2036. In addition, as of March 31, 2018, we had $16.1 million of U.S. federal and $6.9 million of U.S. state research and development tax credits ("R&D Credits") which, if not used, will expire between 2030 and 2038 for the U.S. federal R&D Credits and between 2020 and 2033 for the state R&D Credits.

Management believes that our ability to generate cash from operations and our borrowing capacity are adequate to fund working capital, capital spending and other cash needs for the next 12 months. Our ability to generate adequate cash from operations beyond 2018 will depend on, among other things, our ability to successfully implement our business strategies, control costs in line with market conditions and manage the impact of changes in input prices and currencies. We can give no assurance we will be able to successfully implement these items.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. We believe that the estimates, assumptions and judgments described in "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies" of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. The critical accounting policies used in the preparation of the consolidated financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regard to estimates used. These critical judgments relate to the timing of recognizing sales revenue, the recoverability of deferred income tax assets, pension benefits and future cash flows associated with impairment testing of long-lived assets. Actual results could differ from these estimates and changes in these estimates are recorded when known. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition.  There have been no significant changes in these policies, or the estimates used in the application of the policies, since December 31, 2017.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute "forward-looking" statements as defined in Section 27A of the Securities Act of 1933 (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), the Private Securities Litigation Reform Act of 1995 (the "PSLRA"), or in releases made by the SEC, all as may be amended from time to time. Statements contained in this quarterly report that are not historical facts may be forward-looking statements within the meaning of the PSLRA and we caution investors that any forward-looking statements we make are not guarantees or indicative of future performance. These forward-looking statements rely on a number of assumptions concerning future events and are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to materially differ from such statements. Such risks, uncertainties and other factors include, but are not necessarily limited to, those set forth under the captions "Cautionary Note Regarding Forward-Looking Statements" and/or "Risk Factors" of our latest Form 10-K filed with the SEC as periodically updated by subsequently filed Form 10-Qs (these securities filings can be located on our website at www.neenah.com). Unless specifically required by law, we assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the "safe harbor" provisions of such laws.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

As of March 31, 2018, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the three months ended March 31, 2018. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting (the Coldenhove business is still excluded) during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 11, "Contingencies and Legal Matters" of Notes to Condensed Consolidated Financial Statements of Item 1 — Financial Statements.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our most recent Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities:

The following table contains information about our purchases of our equity securities for the three months ended March 31, 2018.

Months in 2018	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (a)
January	—	$—	—	$25,000,000
February	62,669	$79.78	62,669	$20,000,267
March	4,201	$79.13	4,055	$19,679,266

(a)         As of March 31, 2018, the Company has purchased approximately 66,724 shares of Common Stock at an aggregate cost of $5.3 million under the 2018 Stock Purchase Plan.  For further discussion on the share repurchase plans refer to Note 10, "Stockholders' Equity."

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

NEENAH, INC.

	By:	/s/ John P. O'Donnell
John P. O’Donnell
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Bonnie C. Lind
Bonnie C. Lind
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Larry N. Brownlee
Larry N. Brownlee
Vice President — Controller (Principal Accounting Officer)

May 10, 2018