Form 10-Q
period 2018-06-30
Neenah Inc
filed 2018-08-08
CIK 1296435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 2, 2018, there were approximately 16,832,556 shares of the Company’s Common Stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
'[	2018	2017	2018	2017
Net sales	$271.3	$248.7	$537.8	$490.8
Cost of products sold	216.2	194.6	430.3	384.0
Gross profit	55.1	54.1	107.5	106.8
Selling, general and administrative expenses	25.2	24.5	52.0	49.1
Impairment loss (Note 12)	32.0	—	32.0	—
Pension settlement and other costs (Note 8)	1.0	—	1.8	—
Integration/restructuring costs	0.3	—	0.3	—
Other expense - net (Note 2)	0.9	0.4	1.6	1.5
Operating (loss) income	(4.3)	29.2	19.8	56.2
Interest expense - net	3.3	3.0	6.6	6.2
(Loss) Income from continuing operations before income taxes	(7.6)	26.2	13.2	50.0
(Benefit) provision for income taxes	(2.8)	1.2	1.8	7.4
Net (loss) income	$(4.8)	$25.0	$11.4	$42.6

Earnings Per Common Share
Basic	$(0.29)	$1.47	$0.67	$2.52
Diluted	$(0.29)	$1.46	$0.66	2.48

Weighted Average Common Shares Outstanding (in thousands)
Basic	16,827	16,795	16,842	16,787
Diluted	16,827	16,960	16,989	17,028

Cash Dividends Declared Per Share of Common Stock	$0.41	$0.37	$0.82	$0.74

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(4.8)	$25.0	$11.4	$42.6
Unrealized foreign currency translation (loss) gain	(9.7)	9.4	(4.2)	11.1
Reclassification of amortization of adjustments to pension and other postretirement benefit liabilities recognized in net periodic benefit cost (Note 8)	1.4	1.2	3.0	3.2
Reclassification of pension settlement charge (Note 8)	—	—	0.8	—
Net (loss) gain from pension and other postretirement benefit plans (Note 5)	—	(1.2)	0.4	(1.2)
Unrealized gain on "available-for-sale" securities	—	—	—	0.1
(Loss) Income from other comprehensive income items	(8.3)	9.4	—	13.2
Provision for income taxes	0.1	0.1	1.1	0.9
Other comprehensive (loss) income	(8.4)	9.3	(1.1)	12.3
Comprehensive (loss) income	$(13.2)	$34.3	$10.3	$54.9

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$7.2	$4.5
Accounts receivable (less allowances of $1.4 million and $1.3 million)	131.6	115.7
Inventories	140.7	143.5
Assets held for sale (Note 12)	5.0	—
Prepaid and other current assets	19.7	21.5
Total Current Assets	304.2	285.2
Property, Plant and Equipment
Property, Plant and Equipment, at cost	826.4	850.5
Less accumulated depreciation	433.6	425.3
Property, plant and equipment—net	392.8	425.2
Deferred Income Taxes	17.0	10.1
Goodwill	84.8	85.3
Intangible Assets—net	73.1	78.7
Other Noncurrent Assets	15.3	19.9
TOTAL ASSETS	$887.2	$904.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$1.7	$1.4
Accounts payable	64.7	65.7
Accrued expenses	59.3	57.5
Total Current Liabilities	125.7	124.6
Long-term Debt	251.8	254.1
Deferred Income Taxes	15.9	15.0
Noncurrent Employee Benefits	93.2	100.3
Other Noncurrent Obligations	8.1	10.5
TOTAL LIABILITIES	494.7	504.5
Contingencies and Legal Matters (Note 11)	—	—
TOTAL STOCKHOLDERS’ EQUITY	392.5	399.9
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$887.2	$904.4

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$11.4	$42.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18.5	15.9
Stock-based compensation	3.0	3.4
Deferred income tax provision	(3.8)	1.2
Impairment loss (Note 12)	32.0	—
Pension settlement and other costs (Note 8)	1.8	—
Loss on asset dispositions	0.1	—
Non-cash effects of changes in liabilities for uncertain income tax positions	0.1	0.1
Increase in working capital	(18.6)	(17.5)
Pension and other postretirement benefits	(4.4)	(0.3)
Other	(0.3)	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	39.8	45.4

INVESTING ACTIVITIES
Capital expenditures	(15.8)	(19.2)
Other	(0.2)	(0.1)
NET CASH USED IN INVESTING ACTIVITIES	(16.0)	(19.3)

FINANCING ACTIVITIES
Long-term borrowings (Note 7)	150.5	138.4
Repayments of long-term debt (Note 7)	(151.5)	(139.7)
Cash dividends paid	(13.9)	(12.6)
Shares purchased (Note 10)	(6.3)	(6.8)
Proceeds from exercise of stock options	0.3	0.4
NET CASH USED IN FINANCING ACTIVITIES	(20.9)	(20.3)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(0.2)	0.3
NET INCREASE IN CASH AND CASH EQUIVALENTS	2.7	6.1
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4.5	3.1
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7.2	$9.2

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest expense capitalized	$6.1	$5.6
Cash paid during period for income taxes	$6.2	$5.2
Non-cash investing activities:
Liability for equipment acquired	$2.9	$2.4

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except as noted)

Note 1.  Background and Basis of Presentation

Background

Neenah, Inc. ("Neenah" or the "Company"), is a Delaware corporation incorporated in April 2004. The Company has two primary operations: its technical products business and its fine paper and packaging business. See Note 13, "Business Segment Information."

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

Earnings per Share ("EPS")

The following table presents the computation of basic and diluted EPS (dollars in millions except per share amounts, shares in thousands):

Earnings Per Basic Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Loss) income from continuing operations	$(4.8)	$25.0	$11.4	$42.6
Amounts attributable to participating securities	(0.1)	(0.2)	(0.1)	(0.3)
Net (loss) income available to common stockholders	$(4.9)	$24.8	$11.3	$42.3

Weighted-average basic shares outstanding	16,827	16,795	16,842	16,787

Basic earnings per share	$(0.29)	$1.47	$0.67	$2.52

Earnings Per Diluted Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Loss) income from continuing operations	$(4.8)	$25.0	$11.4	$42.6
Amounts attributable to participating securities	(0.1)	(0.2)	(0.1)	(0.3)
Net (loss) income available to common stockholders	$(4.9)	$24.8	$11.3	$42.3

Weighted-average basic shares outstanding	16,827	16,795	16,842	16,787
Add: Assumed incremental shares under stock compensation plans (a)	—	165	147	241
Weighted-average diluted shares	16,827	16,960	16,989	17,028

Diluted earnings per share	$(0.29)	$1.46	$0.66	$2.48

(a)         For the three months ended June 30, 2018 and 2017, there were 250,095 and 144,000 potentially dilutive options, respectively, excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s Common Stock. For the six months ended June 30, 2018 and 2017, there were 196,530 and 72,000 potentially dilutive options, respectively, similarly excluded from the computation of dilutive common shares. In addition, as a result of the loss from continuing operations for the three months ended June 30, 2018, approximately 126,000 incremental shares resulting from the dilutive options were excluded from the diluted earnings per share calculation, as the effect would have been anti-dilutive.

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

The following table presents the carrying value and the fair value of the Company’s debt.

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value (a)(b)	Carrying Value	Fair Value (a)(b)
2021 Senior Notes (5.25% fixed rate)	$175.0	$168.8	$175.0	$170.2
Global Revolving Credit Facilities (variable rates)	69.4	69.4	76.9	76.9
German loan agreement (2.45% fixed rate)	5.5	5.8	6.4	6.4
German loan agreement (1.45% fixed rate)	5.8	5.8	—	—
Total debt	$255.7	$249.8	$258.3	$253.5

(a)         The fair value for all debt instruments was estimated from Level 2 measurements.
(b)         The fair value of short and long-term debt is estimated using rates currently available to the Company for debt of the same remaining maturities.

As of June 30, 2018, the Company had $3.6 million in marketable securities in the U.S. classified as "Other Assets" on the condensed consolidated balance sheet. The cost of such marketable securities was $4.1 million. Fair value for the Company’s marketable securities was estimated from Level 1 inputs. The Company’s marketable securities are designated for the payment of benefits under its supplemental employee retirement plan ("SERP"). As of June 30, 2018, Neenah Germany had investments of $1.6 million that were restricted to the payment of certain post-retirement employee benefits of which $0.6 million and $1.0 million are classified as "Prepaid and other current assets" and "Other Assets", respectively, on the condensed consolidated balance sheet.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current lease accounting. The amendments in this ASU are effective January 1, 2019 and must be adopted using a modified retrospective approach that applies the new lease requirements at the beginning of the earliest period presented in the financial statements. The FASB has proposed a change that would allow a company to elect an optional transition method that applies the new lease requirements through a cumulative-effect adjustment in the period of adoption. The Company expects to adopt the standard on January 1, 2019 using the proposed optional transition method if finalized in its current form. The Company is currently assessing the impact of the adoption of ASU 2016-02 on its consolidated financial statements. The Company currently believes the most significant change will be related to the recognition of right-of-use assets and lease liabilities on its consolidated balance sheet.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). ASU 2017-07 requires entities to (1) disaggregate the current service-cost component from the other components of net benefit cost (the "other components") and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if such a subtotal is presented. In addition, only the service-cost component of net benefit cost is eligible for capitalization in inventories. The Company adopted this ASU as of January 1, 2018. As a result of the adoption, the Company reclassified $0.6 million and $1.6 million of net cost for three and six months ended June 30, 2017, respectively, of other components of net benefit cost from "Cost of Products Sold" and "Selling, General and Administrative expenses" to "Other Expense - net" on the condensed consolidated statements of operations. There was no other material impact on its consolidated financial statements due to the adoption.

As of June 30, 2018, no other amendments to the ASC have been issued that will have or are reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 3. Revenue from Contracts with Customers

The Company recognizes sales revenue at a point in time following the transfer of control of the product to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. Sales are reported net of allowable discounts and estimated returns. Reserves for cash discounts, trade allowances and sales returns are estimated using historical experience. The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill our promise to transfer the associated products. Accordingly, the Company records customer payments of shipping and handling costs as a component of net sales and classifies such costs as a component of cost of sales. The Company excludes tax amounts assessed by governmental authorities that are both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers from our measurement of transaction prices. Accordingly, such tax amounts are not included as a component of net sales or cost of sales.
The following tables represent a disaggregation of segment revenue from contracts with customers for the three and six months ended June 30, 2018 and 2017.

The technical products business is an international producer of fiber-formed, coated and/or saturated specialized media that delivers high performance benefits to customers. Included in this segment are transportation and other filtration media ("Filtration"), tape and abrasives backings products ("Backings"), digital image transfer, durable label and other specialty substrate products ("Specialty").

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Filtration	39%	44%	41%	43%
Backings	29%	32%	29%	34%
Specialty	32%	24%	30%	23%
Total	100%	100%	100%	100%

The fine paper and packaging business is a leading supplier of premium printing and other high end specialty papers ("Graphic Imaging"), premium packaging ("Packaging") and specialty office papers ("Filing/Office") primarily in North America.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Graphic Imaging	76%	79%	77%	81%
Packaging	20%	17%	19%	15%
Filing/Office	4%	4%	4%	4%
Total	100%	100%	100%	100%

The following tables represent a disaggregation of revenue from contracts with customers by location of the selling entities for the three months ended March 31, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	72%	77%	71%	78%
Germany	21%	21%	22%	21%
Rest of Europe	7%	2%	7%	1%
Total	100%	100%	100%	100%

The Company considers each transaction/shipment as a separate performance obligation. Neenah recognizes revenue when the title transfers to the customer. As such, the remaining performance obligations at period end are not considered significant.

Sales terms in the technical products business vary depending on the type of product sold and customer category. In general, sales are collected in approximately 45 to 55 days. Extended credit terms of up to 120 days are offered to customers located in certain international markets. Fine paper and packaging sales terms range between 20 and 30 days with discounts of 0 to 2% for customer payments, with discounts of 1% and 20-day terms used most often. Extended credit terms are offered to customers located in certain international markets.

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

In conjunction with the acquisition, the Company assumed a contingent liability of $2.3 million related to the acquisition of direct customer relationships by Coldenhove, which amount is contingent on the growth of sales from these customer relationships in 2018 and 2019. As of June 30, 2018, the liability amount is unchanged.

The following selected unaudited pro forma consolidated statement of operations data for the three and six months ended June 30, 2017, was prepared as though the Coldenhove Acquisition had occurred as of the beginning of 2017. The information does not reflect events that occurred after December 31, 2017 or any operating efficiencies or inefficiencies that may result from the Coldenhove Acquisition. Therefore, the information is not necessarily indicative of results that would have been achieved had the businesses been combined during the period presented or the results that the Company will experience going forward.

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Net sales	$261.5	$514.1
Operating income	31.2	59.0
Net income	26.3	44.3
Earnings Per Common Share
Basic	$1.58	$2.62
Diluted	$1.56	$2.58

Note 5.  Supplemental Balance Sheet Data

The following table presents inventories by major class:

	June 30, 2018	December 31, 2017
Raw materials	$36.4	$36.2
Work in progress	32.4	35.0
Finished goods	81.4	79.2
Supplies and other	3.0	3.6
	153.2	154.0
Adjust FIFO inventories to LIFO cost	(12.5)	(10.5)
Total	$140.7	$143.5

The FIFO values of inventories valued on the LIFO method were $114.1 million and $120.1 million as of June 30, 2018 and December 31, 2017, respectively. For the three and six months ended June 30, 2018, income from continuing operations before income taxes was reduced by less than $0.1 million due to a decrease in certain LIFO inventory quantities.

The following table presents changes in accumulated other comprehensive income (loss) ("AOCI") for the six months ended June 30, 2018:

	Net unrealized foreign currency translation gain (loss)	Net gain (loss) from pension and other postretirement liabilities (a)	Unrealized gain (loss) on "available-for-sale" securities	Accumulated other comprehensive income (loss)
AOCI — December 31, 2017	$(7.5)	$(86.3)	$(0.3)	$(94.1)
Other comprehensive (loss) income before reclassifications	(4.2)	1.2	—	(3.0)
Amounts reclassified from AOCI	—	3.0	—	3.0
(Loss) Income from other comprehensive income items	(4.2)	4.2	—	—
Provision for income taxes	0.1	1.0	—	1.1
Other comprehensive (loss) income	(4.3)	3.2	—	(1.1)
Reclassification of unrealized loss on "available-for-sale" securities to retained earnings upon adoption of ASU 2016-01	—	—	0.3	0.3
AOCI — June 30, 2018	$(11.8)	$(83.1)	$—	$(94.9)

(a) For the six months ended June 30, 2018, the Company recorded a $0.8 million SERP settlement loss and a related remeasurement gain of $0.4 million in other comprehensive income.

For the six months ended June 30, 2018 and 2017, the Company reclassified $3.0 million and $3.2 million, respectively, of costs from accumulated other comprehensive income to other expense - net, on the condensed consolidated statements of operations. For the six months ended June 30, 2018 and 2017, the Company recognized an income tax benefit of $0.8 million and $1.3 million, related to such reclassifications classified as "Provision for income taxes" on the condensed consolidated statements of operations.

Note 6. Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Income tax expense (benefit) represented (37)% and 5% for the three months ended June 30, 2018 and 2017, respectively, and 14% and 15% of income from continuing operations before income taxes for the six months ended June 30, 2018 and 2017, respectively. The changes in income tax expense for the three months and six months ended June 30, 2018 were primarily due to the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), which reduced the U.S. federal statutory corporate tax rate from 35% to 21% effective January 1, 2018. The U.S. tax rate is now lower than the rate in Germany and the Netherlands. The effective income tax rates for the three months and six months ended June 30, 2018 were also significantly impacted by the effects of the $32 million impairment loss of the Brattleboro mill and associated research and office facilities (see Note 12), as similar sized reconciling items had a larger percentage impact on lower pre-tax income. For the three months and six months ended June 30, 2017, the effective income tax rate was significantly reduced by the change in management's assertion related to indefinite reinvestment of unremitted earnings of our German operations. With the updated intention as of June 30, 2017 to indefinitely reinvest such unremitted earnings, previously recorded amounts of deferred income liabilities related to prior years and the three months ended March 31, 2017 were eliminated.

The following table presents the principal reasons for the difference between the Company's effective income tax (benefit) rate and the U.S. federal statutory income tax (benefit) rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
U.S. federal statutory income tax (benefit) rate	(21)%	35%	21%	35%
U.S. state income taxes (benefit), net of federal income tax effect	(12)%	2%	(6)%	2%
Excess tax benefits from stock compensation	(3)%	(1)%	(4)%	(6)%
Foreign tax rate differences and financing structure	4%	(5)%	5%	(5)%
Research and development and other tax credits	(13)%	(3)%	(12)%	(3)%
U.S. taxes on foreign earnings	9%	(25)%	14%	(8)%
Other differences - net	(1)%	2%	(4)%	—%
Effective income tax (benefit) rate	(37)%	5%	14%	15%

As of June 30, 2018, the Company has not completed its determination of the accounting implications of the Tax Act on its tax accruals. However, the Company has reasonably estimated the effects of the Tax Act and recorded provisional amounts in the condensed consolidated financial statements. Guidance issued by the Securities Exchange Commission ("SEC"), as codified in ASU 2018-05, Income Taxes (Topic 740)-Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, provides for a measurement period of one year from the enactment date of the Tax Act to finalize the accounting. No measurement-period adjustments were made during the three months ended June 30, 2018. As the Company analyzes any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service ("IRS") and other standard-setting bodies, adjustments to the provisional amounts may be required. In addition, adjustments to the provisional amounts may be needed to reflect legislative actions by the various U.S. states related to application of the Tax Act provisions on 2017 state tax returns. These federal and state adjustments could significantly impact the Company’s provision for income taxes in the period in which the adjustments are made.

As of December 31, 2017, the Company was not yet able to reasonably estimate the effects for the Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Act, therefore no provisional effects were recorded. As of June 30, 2018, the Company has reflected in its annual effective tax rate a provisional estimate of the 2018 annual impact of GILTI of $2.2 million of tax expense. In accordance with SEC guidance noted above, this provisional amount may be refined as a result of additional guidance from, and interpretations by, the U.S. Treasury Department or the IRS. The Company has also included a provisional estimate of the annual impact of state taxation of foreign earnings of $0.1 million in the annual effective tax rate. This amount could change from further legislative actions by the various U.S. states.

Note 7.  Debt

Long-term debt consisted of the following:

	June 30, 2018	December 31, 2017
2021 Senior Notes (5.25% fixed rate) due May 2021	$175.0	$175.0
Global Revolving Credit Facilities (variable rates) due December 2019	69.4	76.9
German loan agreement (2.45% fixed rate) due in quarterly installments ending September 2022	5.5	6.4
German loan agreement (1.45% fixed rate) due in quarterly installments from June 2019 through March 2023	5.8	—
Deferred financing costs	(2.2)	(2.8)
Total debt	253.5	255.5
Less: Debt payable within one year	1.7	1.4
Long-term debt	$251.8	$254.1

2021 Senior Notes

In May 2013, the Company completed an underwritten offering of eight-year senior unsecured notes (the "2021 Senior Notes") at a face amount of $175 million. The 2021 Senior Notes contain terms, covenants and events of default with which the Company must comply, which the Company believes are ordinary and standard for notes of this nature. As of June 30, 2018, the Company was in compliance with all terms of the indenture for the 2021 Senior Notes.

Amended and Restated Secured Revolving Credit Facility

In December 2014, the Company amended and restated its existing credit facility by entering into the Third Amended and Restated Credit Agreement (the "Third Amended Credit Agreement").

The Third Amended Credit Agreement contains covenants with which the Company and its subsidiaries must comply during the term of the agreement, which the Company believes are ordinary and standard for agreements of this nature. As of June 30, 2018, the Company was in compliance with all terms of the Third Amended Credit Agreement.

Availability under the Global Revolving Credit Facilities varies over time depending on the value of the Company’s inventory, receivables and various capital assets. As of June 30, 2018, the Company had $69.4 million of borrowings and $0.9 million in letters of credit outstanding under the Global Revolving Credit Facilities and $101.6 million of available credit (based on exchange rates at June 30, 2018). As of June 30, 2018, the weighted-average interest rate on outstanding Global Revolving Credit Facility borrowings was 3.0 percent per annum. As of December 31, 2017, the weighted-average interest rate under the Global Revolving Credit Facilities was 2.7 percent per annum.

Under the terms of the 2021 Senior Notes and the Third Amended Credit Agreement, the Company has limitations on its ability to repurchase shares of and pay dividends on its Common Stock. These limitations are triggered depending on the Company’s credit availability under the Third Amended Credit Agreement and leverage levels under the Senior Notes. As of June 30, 2018, none of these covenants were restrictive to the Company’s ability to repurchase shares of and pay dividends on its Common Stock.

Other Debt

In May 2018, Neenah Germany entered into a project financing agreement for construction of a regenerative thermal oxidizer (the "Third German Loan Agreement"). This project will increase the capacity of the existing saturators and ensure compliance with new European air emission standards. The agreement provides for €5.0 million of financing and is secured by the asset. The loan matures in March 2023 and principal is repaid in 16 equal quarterly installments beginning in June 2019. The interest rate on amounts outstanding is 1.45% based on actual days elapsed in a 360-day year and is payable quarterly. At June 30, 2018, €5.0 million ($5.8 million, based on exchange rates at June 30, 2018) was outstanding under the Third German Loan Agreement.

For additional information about our debt agreements, see Note 7 of the Notes to Consolidated Financial Statements in our 2017 Form 10-K.

Borrowings and Repayments of Long-Term Debt

The condensed consolidated statements of cash flows present borrowings and repayments under the Global Revolving Credit Facilities using a gross approach. This approach presents not only discrete borrowings for transactions such as a business acquisition, but also reflects all borrowings and repayments that occur as part of daily management of cash receipts and disbursements. For the six months ended June 30, 2018, the Company made scheduled debt repayments of $0.3 million and net long-term debt repayments of $1.0 million related to daily cash management activities. For the six months ended June 30, 2017, the Company made scheduled debt repayments of $0.6 million and net long-term debt repayments of $0.7 million related to daily cash management activities.

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

The following table presents the components of net periodic benefit cost for the Company’s defined benefit plans and postretirement plans other than pensions:

Components of Net Periodic Benefit Cost for Defined Benefit Plans

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended June 30,
	2018	2017	2018	2017
Service cost	$1.7	$1.4	$0.3	$0.3
Interest cost	3.9	3.7	0.3	0.4
Expected return on plan assets (a)	(5.2)	(5.0)	—	—
Recognized net actuarial loss	1.3	1.2	0.1	—
Amortization of prior service benefit	—	—	—	—
Net periodic benefit cost	$1.7	$1.3	$0.7	$0.7

	Pension Benefits		Postretirement Benefits Other than Pensions
	Six Months Ended June 30,
	2018	2017	2018	2017
Service cost	$3.4	$2.7	$0.6	$0.6
Interest cost	7.9	7.4	0.6	0.8
Expected return on plan assets (a)	(10.5)	(9.8)	—	—
Recognized net actuarial loss	2.6	3.1	0.3	0.1
Amortization of prior service benefit	0.1	0.1	(0.1)	(0.1)
Amount of settlement loss recognized	0.8	—	—	—
Net periodic benefit cost	$4.3	$3.5	$1.4	$1.4

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

The Company records the service cost component of net periodic benefit cost as part of cost of sales and selling, general and administrative ("SG&A") expenses; and the non-service cost components of net periodic benefit cost (i.e., interest cost, expected return on plan assets, net actuarial gains or losses, and amortization of prior service cost or credits) as part of other expense - net, on the condensed consolidated statements of operations.
The Company expects to make aggregate contributions to qualified and nonqualified defined benefit pension trusts and to pay pension benefits for unfunded pension and other postretirement benefit plans of approximately $17.1 million in calendar 2018.  For the six months ended June 30, 2018, the Company made $9.8 million of such payments. The Company made similar payments of $5.7 million and $18.1 million for the six months ended June 30, 2017 and for the year ended December 31, 2017, respectively.

Multi-Employer Plan

In June 2018, the Company recorded a liability of $1.0 million related to its withdrawal from the Pace Industry Union-Management Pension Fund (“PIUMPF”). The estimated withdrawal liability assumes payment of $0.1 million per year over 20 years, discounted at a credit adjusted risk-free rate of 5.7%. In addition to the withdrawal liability, PIUMPF may also demand payment from the Company of a pro-rata share of the fund's accumulated funding deficiency. The Company reserves the right to challenge any such demand. Due to the absence of required information as to PIUMPF's accumulated funding deficiency, the Company is not able to estimate this possible loss or a range of loss amounts.

Note 9.  Stock Compensation Plan

Stock Options and Stock Appreciation Rights ("Options")

The following table presents information regarding Options awarded during the six months ended June 30, 2018:

Options granted	108,420
Per share weighted average exercise price	$93.22
Per share weighted average grant date fair value	$15.00

The weighted-average grant date fair value for Options granted during the six months ended June 30, 2018 was estimated using the Black-Scholes option valuation model with the following assumptions:

Expected term in years	5.7
Risk free interest rate	2.5%
Volatility	21.5%
Dividend yield	3.0%

The following table presents information regarding Options that vested during the six months ended June 30, 2018:

Options vested	103,371
Aggregate grant date fair value of Options vested (in millions)	$1.5

The following table presents information regarding outstanding Options:

	June 30, 2018	December 31, 2017
Options outstanding	517,690	464,958
Aggregate intrinsic value (in millions)	$11.3	$16.3
Per share weighted average exercise price	$64.85	$55.60
Exercisable Options	293,059	241,944
Aggregate intrinsic value (in millions)	$10.1	$12.1
Unvested Options	224,631	223,014
Per share weighted average grant date fair value	$14.24	$13.87

Performance Share Units ("PSUs") and Restricted Share Units ("RSUs")

For the six months ended June 30, 2018, the Company granted target awards of 40,747 PSUs. The measurement period for three fourths of the PSUs is January 1, 2018 through December 31, 2018, and for the remaining fourth of the PSUs is January 1, 2018 through December 31, 2020. The PSUs vest on December 31, 2020. Common Stock equal to not less than 40 percent and not more than 200 percent of the PSUs target will be awarded based on the Company’s return on invested capital, consolidated revenue growth, EPS and total return to shareholders relative to the companies in the Russell 2000® Value small cap index. The Company’s return on invested capital, consolidated revenue growth and EPS are adjusted for certain items as further described in the Performance Share Award Agreement. The market price on the date of grant for the PSUs was $93.21 per share.

For the six months ended June 30, 2018, the Company awarded 2,030 RSUs to certain employees and 8,456 RSUs to non-employee members of the Board of Directors. The weighted average grant date fair value of such awards was $82.29 per share and the awards vest one year from the date of grant. During the vesting period, the holders of the RSUs are entitled to dividends, but the RSUs do not have voting rights and are forfeited in the event the holder is no longer an employee or member of the Board of Directors on the vesting date.

Note 10.  Stockholders’ Equity

Common Stock

As of June 30, 2018 and December 31, 2017, the Company had 16,830,974 shares and 16,870,000 shares of Common Stock outstanding, respectively.

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

	Six Months Ended June 30,
	2018		2017
	Shares	Amount	Shares	Amount
2018 Stock Purchase Plan	79,179	$6.3	—	$—
2017 Stock Purchase Plan	—	—	—	—
2016 Stock Purchase Plan	—	—	85,354	6.8

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

Employees and Labor Relations

The Company’s U.S. union employees are represented by the United Steelworkers Union (the "USW").  Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the "IG BCE"). In the Netherlands, most of our employees are eligible to be represented by the Christelijke Nationale Vakbond ("CNV") and the Federatie Nederlandse Vakvereniging ("FNV"). The Company is currently in negotiations with USW, with a new contract expected to be signed in 2018. As of June 30, 2018, the Company had approximately 822 U.S. employees covered under collective bargaining agreements that have expired or will expire in the next 12 months. The following table shows the expiration dates of the Company’s various bargaining agreements and the number of employees covered under each of these agreements.

Contract Expiration Date	Location	Union	Number of Employees
January 2018 (c)	Whiting, WI (b)	USW	213
June 2018 (c)	Neenah, WI (b)	USW	280
July 2018 (c)	Munising, MI (b)	USW	219
February 2019	Neenah Germany	IG BCE	(a)
May 2019	Appleton, WI (b)	USW	110
April 2020	Eerbeek, Netherlands	CNV, FNV	(a)
August 2021	Brattleboro, VT	USW	85
November 2021	Lowville, NY	USW	109

(a)        Under German and Dutch laws, union membership is voluntary and does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement with the IG BCE, and the CNV and FNV cannot be determined.
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

Note 12.  Assets Held for Sale and Impairment Loss

In the second quarter of 2018, as a result of a broad scope review of various initiatives to improve margins and optimize the portfolio of products and manufacturing footprint in the Fine Paper and Packaging segment, the Company determined that the Brattleboro mill was not a strategic part of the Fine Paper and Packaging manufacturing footprint, given the nature of the office supply category. Historically, the Brattleboro mill has manufactured products primarily for the office supply category, and more recently has been adversely impacted by manufacturing inefficiencies due to changes in product category and grade complexity. Following the review, the Company initiated a process to sell the Brattleboro mill and associated research and office facilities ("disposal group"). The contemplated disposal transaction does not constitute a strategic shift in the business that will have a major effect on operations of the Company.

Upon classifying the disposal group as assets held for sale, the Company tested the individual assets of the disposal group for impairment. The disposal group was measured at fair value (a Level 3 measurement, using unobservable estimates), less costs to sell. During the three months ended June 30, 2018, the Company recorded an estimated non-cash impairment loss of $32.0 million. The impairment loss of $25.1 million, $1.1 million and $5.8 million was reported within the Fine Paper and Packaging, Technical Products and Other business segments, respectively. As of June 30, 2018, the disposal group of assets of $5.0 million

(consisting of inventories) was separately reported as Assets held for sale in the Condensed Consolidated Balance Sheets. Most of the disposal group was reported within the Fine Paper and Packaging segment.

Note 13.  Business Segment Information

The Company’s reportable operating segments consist of Technical Products, Fine Paper and Packaging and Other.

•
The Technical Products segment is an aggregation of the Company’s filtration and performance materials businesses which are similar in terms of economic characteristics, nature of products, processes, customer class and product distribution methods. The segment is an international producer of fiber-formed, coated and/or saturated specialized media that delivers high performance benefits to customers. Included in this segment are transportation and other filtration media, tape and abrasives backings products, digital image transfer, durable label and other specialty substrate products.

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

The following table summarizes the net sales and operating income (loss) for each of the Company’s business segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales
Technical Products	$150.2	$127.3	$299.2	$249.2
Fine Paper and Packaging	115.8	115.7	227.4	230.0
Other	5.3	5.7	11.2	11.6
Consolidated	$271.3	$248.7	$537.8	$490.8

	Three Months Ended June 30,		Six Months Ended June 30,
	2018 (a)	2017	2018	2017
Operating income (loss)
Technical Products	$15.8	$16.0	$33.3	$28.5
Fine Paper and Packaging	(8.8)	17.5	4.0	37.8
Other	(6.2)	0.2	(6.2)	(0.1)
Unallocated corporate costs	(5.1)	(4.5)	(11.3)	(10.0)
Consolidated	$(4.3)	$29.2	$19.8	$56.2

(a) Operating income (loss) for three months ended June 30, 2018 includes an impairment loss, pension settlement and other costs, and integration/restructuring costs of $1.8 million in Technical Products, $25.5 million in Fine Paper and Packaging and $6.0 million in Other. Refer to Note 12, "Assets Held for Sale" for discussion of the $32.0 impairment loss and Note 8, "Pension and Other Postretirement Benefits" for discussion of the $1.0 million cost of withdrawal from the multi-employer pension plan. In addition, the integration/restructuring costs of $0.3 million related primarily to a management restructuring of U.S. filtration operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our financial position as of June 30, 2018 and our results of operations for the three and six months ended June 30, 2018 and 2017. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See "Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements.

Executive Summary

For the three months ended June 30, 2018, consolidated net sales of $271.3 million increased $22.6 million (9%) from the prior year period. Revenue gains resulted from higher Technical Products volumes (including volume from the November 2017 Coldenhove Acquisition), increased selling prices and a higher value mix in both segments and favorable currency effects. These items more than offset lower Fine Paper and Packaging volume.

Consolidated operating income decreased $33.5 million from the prior year period to a loss of $4.3 million for the three months ended June 30, 2018. The $33.5 million decrease was mainly due to costs of $33.3 million, consisting of the $32.0 million impairment loss related to the potential sale of the Brattleboro mill and associated research and office facilities, $1.0 million of pension settlement costs related to withdrawing from a multi-employer pension plan and $0.3 million of integration and restructuring costs. Excluding these items, higher input, distribution and manufacturing costs were mostly offset by volume growth, increased selling prices and currency. Excluding these costs for 2018, adjusted operating income decreased $0.2 million (1%) from $29.2 million to $29.0 million. See the reconciliation table on F-22 for further detail.

Cash provided by operating activities of $39.8 million for the six months ended June 30, 2018 was $5.6 million lower than cash generated of $45.4 million in the prior year period. The reduction in cash flows resulted from earlier contributions for pensions and postretirement benefit plans, a SERP payment of $2.1 million, and an increased investment in working capital, largely due to benefits in 2017 from changes in terms for certain vendors.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, earnings before interest and taxes (which we refer to as "operating income") and other information relevant to an understanding of our results of operations for the three and six months ended June 30, 2018 and 2017.

Analysis of Net Sales — Three and Six Months Ended June 30, 2018 and 2017

The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Net sales
Technical Products	$150.2	55%	$127.3	51%	$299.2	56%	$249.2	51%
Fine Paper and Packaging	115.8	43%	115.7	47%	227.4	42%	230.0	47%
Other	5.3	2%	5.7	2%	11.2	2%	11.6	2%
Consolidated	$271.3	100%	$248.7	100%	$537.8	100%	$490.8	100%

Commentary:

The following table presents our net sales by segment for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Change in Net Sales Compared to Prior Period
				Change Due To
	2018	2017	Total Change	Volume	Net Price (a)	Currency
Technical Products	$150.2	$127.3	$22.9	$14.8	$3.4	$4.7
Fine Paper and Packaging	115.8	115.7	$0.1	(5.9)	6.0	—
Other	5.3	5.7	$(0.4)	0.5	(0.9)	—
Consolidated	$271.3	$248.7	$22.6	$9.4	$8.5	$4.7

(a)         Includes changes in selling price and product mix.

Consolidated net sales of $271.3 million for the three months ended June 30, 2018 increased $22.6 million from the prior year period. Revenue gains resulted from higher Technical Products volumes (including volume from the November 2017 Coldenhove Acquisition), increased selling prices and a higher value mix in both segments and favorable currency effects. These items more than offset lower Fine Paper and Packaging volume.

•
Net sales in our technical products business increased $22.9 million (18%) from the prior year period. Revenue growth resulted from acquired volume, organic increases in transportation filtration, backings, labels and specialties, higher net selling prices and favorable currency exchange effects due to a stronger euro.

•	Net sales in our fine paper and packaging business increased $0.1 million from the prior year period.

The following table presents our net sales by segment for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,		Change in Net Sales Compared to Prior Period
				Change Due To
	2018	2017	Total Change	Volume	Net Price (a)	Currency
Technical Products	$299.2	$249.2	$50.0	$27.4	$9.3	$13.3
Fine Paper and Packaging	227.4	230.0	$(2.6)	(13.3)	10.7	—
Other	11.2	11.6	$(0.4)	(0.6)	0.2	—
Consolidated	$537.8	$490.8	$47.0	$13.5	$20.2	$13.3

Consolidated net sales of $537.8 million for the six months ended June 30, 2018 increased $47.0 million from the prior year period, as

•
Net sales in our technical products business increased $50.0 million (20%) from the prior period. Revenue growth resulted from acquired volume, organic increases in filtration, backings and specialties, as well as a higher-priced mix and favorable currency exchange effects due to a stronger euro.

•
Net sales in our fine paper and packaging business decreased $2.6 million (1%) from the prior year period. Volume declines, including marginal, non-branded grades, were partly offset by higher selling prices and double-digit volume increases in premium packaging.

 Analysis of Operating (Loss) Income — Three and Six Months Ended June 30, 2018 and 2017

The following table sets forth line items from our condensed consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	79.7	78.2	80.0	78.2
Gross profit	20.3	21.8	20.0	21.8
Selling, general and administrative expenses	9.3	9.9	9.7	10.0
Impairment loss	11.8	—	6.0	—
Pension settlement and other costs	0.4	—	0.3	—
Integration/restructuring costs	0.1	—	0.1	—
Other expense - net	0.3	0.2	0.3	0.3
Operating (loss) income	(1.6)	11.7	3.7	11.5
Interest expense - net	1.2	1.2	1.2	1.3
(Loss) Income from continuing operations before income taxes	(2.8)	10.5	2.5	10.2
(Benefit) provision for income taxes	(1.0)	0.5	0.4	1.5
(Loss) Income from continuing operations	(1.8)%	10.1%	2.1%	8.7%

Commentary:

The following table presents our operating (loss) income by segment for the three months ended June 30, 2018 and 2017:

			Change in Operating (Loss) Income Compared to Prior Period
	Three Months Ended June 30,			Change Due To
			Total		Net	Input
	2018	2017	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$15.8	$16.0	$(0.2)	$3.3	$3.5	$(0.9)	$0.8	$(6.9)
Fine Paper and Packaging	(8.8)	17.5	(26.3)	(1.5)	4.2	(3.6)	—	(25.4)
Other	(6.2)	0.2	(6.4)	0.1	(0.1)	(0.1)	—	(6.3)
Unallocated corporate costs	(5.1)	(4.5)	(0.6)	—	—	—	—	(0.6)
Consolidated	$(4.3)	$29.2	$(33.5)	$1.9	$7.6	$(4.6)	$0.8	$(39.2)

(a)         Includes changes in selling price and product mix.
(b)         Includes price changes for raw materials and energy.
(c)          Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and SG&A expenses. In addition, includes the Brattleboro mill impairment loss, pension settlement and other costs, and integration and restructuring costs of $1.8 million in Technical Products, $25.5 million in Fine Paper and Packaging and $6.0 million in Other, which have been adjusted out from operating income. See the reconciliation table on F-22 for further detail.

Consolidated operating income decreased $33.5 million from the prior year period to a loss of $4.3 million for the three months ended June 30, 2018. The $33.5 million decrease was mainly due to costs of $33.3 million, consisting of the $32.0 million impairment loss related to the potential sale of the Brattleboro mill and associated research and office facilities, $1.0 million of pension settlement costs related to withdrawing from a multi-employer pension plan and $0.3 million of integration and restructuring costs, primarily related to a management restructuring of U.S. filtration operations. Excluding these items, higher input, distribution and manufacturing costs were mostly offset by volume growth, increased selling prices and currency.  Excluding these costs of $33.3 million for 2018, adjusted operating income decreased $0.2 million (1%).

•
Operating income for our technical products business decreased $0.2 million (1%) from the prior year period. Excluding $1.8 million of adjustments discussed above, adjusted operating income increased $1.6 million (10%), as higher sales volumes, increased selling prices, a higher-value mix and favorable currency effects more than offset higher input and distribution costs and lower manufacturing efficiencies.

•
Operating income for our fine paper and packaging business decreased $26.3 million from the prior year period. The decrease was mainly due to $25.5 million of the previously noted costs. Excluding these items, adjusted operating income decreased $0.8 million (5%) due to higher input and distribution costs, lower manufacturing efficiencies and reduced sales volumes that were only partly offset by higher selling prices and reduced SG&A spending.

•
Operating income (loss) for our Other segment was $(6.2) million compared with $0.2 million in the prior year period due to costs of $6.0 million for impairment and pension settlement costs assigned to the Other segment.

•	Unallocated corporate expenses for the three months ended June 30, 2018 of $5.1 million increased $0.6 million from the prior year period.

 The following table presents our operating income by segment for the six months ended June 30, 2018 and 2017:

			Change in Operating Income Compared to Prior Period
	Six Months Ended June 30,			Change Due To
			Total		Net	Input
	2018	2017	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$33.3	$28.5	$4.8	$6.8	$8.4	$(2.6)	$2.3	$(10.1)
Fine Paper and Packaging	4.0	37.8	(33.8)	(3.5)	4.7	(6.6)	—	(28.4)
Other	(6.2)	(0.1)	(6.1)	(0.2)	0.4	(0.3)	—	(6.0)
Unallocated corporate costs	(11.3)	(10.0)	(1.3)	—	—	—	—	(1.3)
Consolidated	$19.8	$56.2	$(36.4)	$3.1	$13.5	$(9.5)	$2.3	$(45.8)

(a)         Includes changes in selling price and product mix.
(b)         Includes price changes for raw materials and energy.
(c)          Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and SG&A expenses. In addition, includes the Brattleboro mill impairment loss, pension settlement and other costs, and integration and restructuring costs of $1.8 million in Technical Products, $25.5 million in Fine Paper and Packaging, $6.0 million in Other, and $0.8 million in Unallocated corporate costs, which have been adjusted out from operating income. See the reconciliation table on F-22 for further detail.

Consolidated operating income of $19.8 million for the six months ended June 30, 2018 decreased $36.4 million from the prior year period. The decrease was mainly due to adjustments of $34.1 million consisting of $32.0 million of impairment costs related to the potential sale of the Brattleboro mill and associated research and office facilities, $1.8 million of pension settlement charges, and $0.3 million of integration and restructuring costs. Excluding these costs, adjusted operating income decreased $2.3 million, primarily due to higher input and distribution costs in Fine Paper and Packaging that were only partly offset by Technical Products volume growth and higher value mix, increased selling prices in both segments and favorable currency effects.

•
Operating income for our technical products business increased $4.8 million from the prior year period. Increased income resulted from higher sales volumes, a higher-value mix, lack of downtime costs incurred in Germany in 2018 and favorable currency effects. These items more than offset higher input and distribution costs. Excluding the previously noted costs of $1.8 million, adjusted operating income increased $6.6 million (23%).

•
Operating income for our fine paper and packaging business decreased $33.8 million from the prior year period. The decrease was mainly due to adjustments of $25.5 million of impairment related to the potential sale of the Brattleboro mill and associated research and office facilities and pension settlement costs related to withdrawing from a multi-employer pension plan. In addition, higher distribution and input costs and lower sales volumes, were only partly offset by higher selling prices. Distribution costs have increased significantly in 2018 as a result of a U.S. regulatory change that requires electronic logging devices to monitor miles and hours driven by freight carriers. Excluding the costs of $25.5 million, adjusted operating income decreased $8.3 million (22%).

•
Operating income (loss) for our Other segment was $(6.2) million compared with $(0.1) million in the prior year period due to costs of $6.0 million for impairment and pension settlement costs assigned to the Other segment.

•	Unallocated corporate expenses for the six months ended June 30, 2018 of $11.3 million were $1.3 million higher than the prior year period due to pension settlement costs of $0.8 million.

The following table sets forth our operating income by segment, adjusted for the effects of certain costs, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Technical Products
GAAP Operating Income	$15.8	$16.0	$33.3	$28.5
Impairment loss	1.1	—	1.1	—
Pension settlement and other	0.4	—	0.4	—
Integration/restructuring costs	0.3	—	0.3	—
Adjusted Operating Income	17.6	16.0	35.1	28.5

Fine Paper and Packaging
GAAP Operating (Loss) Income	(8.8)	17.5	4.0	37.8
Impairment loss	25.1	—	25.1	—
Pension settlement and other	0.4	—	0.4	—
Adjusted Operating Income	16.7	17.5	29.5	37.8

Other/Unallocated Corporate
GAAP Operating Loss	(11.3)	(4.3)	(17.5)	(10.1)
Impairment loss	5.8	—	5.8	—
Pension settlement and other	0.2	—	1.0	—
Adjusted Operating Loss	(5.3)	(4.3)	(10.7)	(10.1)

Consolidated
GAAP Operating (Loss) Income	(4.3)	29.2	19.8	56.2
Impairment loss	32.0	—	32.0	—
Pension settlement and other	1.0	—	1.8	—
Integration/restructuring costs	0.3	—	0.3	—
Adjusted Operating Income	$29.0	$29.2	$53.9	$56.2

In accordance with generally accepted accounting principles in the United States ("GAAP"), consolidated operating income includes the pre-tax effects of the impairment loss, pension settlement and other costs, and integration/restructuring costs. We believe that by adjusting reported operating income to exclude the effects of these items, the resulting adjusted operating income is on a basis that reflects the results of our ongoing operations. We believe that providing adjusted operating results will help investors gain an additional perspective of underlying business trends and results. Adjusted operating income is not a recognized term under GAAP and should not be considered in isolation or as a substitute for operating income derived in accordance with GAAP. Other companies may use different methodologies for calculating their non-GAAP financial measures and, accordingly, our non-GAAP financial measures may not be comparable to their measures.

Additional Statement of Operations Commentary:

•
SG&A expense of $25.2 million for the three months ended June 30, 2018 was $0.7 million higher than SG&A expense of $24.5 million in the prior year period due to acquired SG&A from the Coldenhove Acquisition, partly offset by lower year on year spending and timing of expenditures in Fine Paper and Packaging. For the three months ended June 30, 2018, SG&A expense as a percent of sales decreased to 9.3% from 9.9% in the prior year period.

SG&A expense of $52.0 million for the six months ended June 30, 2018 was $2.9 million higher than SG&A expense of $49.1 million in the prior year period due to acquired SG&A from the Coldenhove Acquisition. For the six months ended June 30, 2018, SG&A expense as a percent of sales decreased to 9.7% from 10.0% in the prior year period.

•
For the three months ended June 30, 2018, we incurred net interest expense of $3.3 million which was slightly higher than the $3.0 million for prior year period, primarily due to incremental borrowings to finance the November 2017 acquisition of Coldenhove.

For the six months ended June 30, 2018, we incurred net interest expense of $6.6 million which was higher than the $6.2 million for prior year period, primarily due to incremental borrowings to finance the November 2017 acquisition of Coldenhove.

•
Historically, our effective tax rate has differed from the U.S. statutory tax rate primarily due to the proportion of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate, research and development and other tax credits and excess tax benefits from stock compensation. For the three months ended June 30, 2018 and 2017, we recorded an income tax expense (benefit) of $(2.8) million and $1.2 million, respectively. The effective income tax (benefit) rate was (37)% for the three months ended June 30, 2018 and 5% for the three months ended June 30, 2017. For the six months ended June 30, 2018 and 2017, we recorded an income tax provision of $1.8 million and $7.4 million, respectively. The effective income tax rate was 14% for the six months ended June 30, 2018 and 15% for the six months ended June 30, 2017. The changes in income tax expense for the three months and six months ended June 30, 2018 were primarily due to the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), which reduced the U.S. federal statutory corporate tax rate from 35% to 21% effective January 1, 2018. The effective income tax rates for the three months and six months ended June 30, 2018 were also significantly impacted by the effects of the $32 million impairment loss of the Brattleboro mill and associated research and office facilities, as similar sized reconciling items had a larger percentage impact on lower pre-tax income. For the three months and six months ended June 30, 2017, the effective income tax rates were significantly reduced by the change in management's assertion related to indefinite reinvestment of unremitted earnings of our German operations. With the updated intention as of June 30, 2017 to indefinitely reinvest such unremitted earnings, previously recorded amounts of deferred income liabilities related to prior years and the three months ended March 31, 2017 were eliminated. See Note 6, "Income Taxes" of Notes to Condensed Consolidated Financial Statements for a reconciliation of the effective income tax (benefit) rate to the U.S. federal statutory income tax (benefit) rate for each period.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2018	2017
Net cash flow provided by (used in):
Operating activities	$39.8	$45.4

Investing activities:
Capital expenditures	(15.8)	(19.2)
Other investing activities	(0.2)	(0.1)
Total	(16.0)	(19.3)

Financing activities:
Net repayment of long-term debt	(1.0)	(1.3)
Cash dividends paid	(13.9)	(12.6)
Shares purchased	(6.3)	(6.8)
Other financing activities	0.3	0.4
Total	(20.9)	(20.3)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.3
Net increase in cash and cash equivalents	$2.7	$6.1

Operating Cash Flow Commentary

•
Cash provided by operating activities of $39.8 million for the six months ended June 30, 2018 was $5.6 million lower than cash provided by operating activities of $45.4 million in the prior year period. The reduction in cash flows resulted from earlier contributions for pensions and postretirement benefit plans, a SERP payment of $2.1 million, and an increased investment in working capital, largely due to benefits in 2017 from changes in terms for certain vendors.

Investing Commentary:

•
For the six months ended June 30, 2018 and 2017, cash used by investing activities was $16.0 million and $19.3 million, respectively. For the full year 2018, we expect aggregate annual capital expenditures to be within our normal range of approximately 3% to 5% of net sales.

Financing Commentary:

Our liquidity requirements are provided by cash generated from operations and short and long-term borrowings.

•
For the six months ended June 30, 2018 and 2017, cash used in financing activities was $20.9 million and $20.3 million, respectively. Cash used in financing activities consists primarily of net borrowings of long-term debt, dividends paid and share repurchases.

•
Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of June 30, 2018, we had $69.4 million outstanding under our Global Revolving Credit Facilities and $101.6 million of available credit (based on exchange rates at June 30, 2018).

•	We have required debt principal payments through June 30, 2019 of $1.7 million for principal payments on the German loan agreements.

•
For the six months ended June 30, 2018, cash and cash equivalents increased $2.7 million to $7.2 million at June 30, 2018 from $4.5 million at December 31, 2017. Total debt decreased $2.0 million to $253.5 million at June 30, 2018 from $255.5 million at December 31, 2017. Net debt (total debt minus cash and cash equivalents) decreased by $4.7 million.

•
As of June 30, 2018, our cash balance of $7.2 million consists of $0.3 million in the U.S. and $6.9 million held at entities outside of the U.S. As of June 30, 2018, there were no restrictions regarding the repatriation of our non-U.S. cash.

Transactions With Shareholders

•
In November 2017, our Board of Directors approved an 11% increase in the quarterly dividend on our Common Stock, to $0.41 per share, effective with the March 2018 dividend payment. For the six months ended June 30, 2018 and 2017, we paid cash dividends of $0.82 per common share or $13.9 million and $0.74 per common share or $12.6 million, respectively.

•
Purchases under the 2018 Stock Purchase Plan will be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. The 2018 Stock Purchase Plan does not require us to purchase any specific number of shares and may be suspended or discontinued at any time. For the six months ended June 30, 2018 and 2017, we repurchased 79,179 shares of Common Stock at a cost of $6.3 million and 85,400 shares of Common Stock at a cost of $6.8 million, respectively. For further details on our Stock Purchase Plans refer to Note 10, "Stockholders' Equity" of Notes to Condensed Consolidated Financial Statements.

Other Items:

•
As of June 30, 2018, we had $42.2 million of state net operating losses ("NOLs"). Our state NOLs may be used to offset approximately $2.6 million in state income taxes. If not used, substantially all of the state NOLs will expire in various amounts between 2018 and 2036. In addition, as of June 30, 2018, we had $15.7 million of U.S. federal and $6.9 million of U.S. state research and development tax credits ("R&D Credits") which, if not used, will expire between 2031 and 2038 for the U.S. federal R&D Credits and between 2020 and 2033 for the state R&D Credits.

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

•	the loss of current customers or the inability to obtain new customers;

•	increases in commodity prices, (particularly for pulp, energy and latex) due to constrained global supplies or unexpected supply disruptions;

•	our ability to control costs, including transportation, and implement measures designed to enhance operating efficiencies;

•	the availability of raw materials and energy;

•	the enactment of adverse federal, state or foreign tax or other legislation or changes in government policy or regulation, including the recent Tax Act;

•	the impact of increased trade protectionism and tariffs on our business, results of operations and financial condition;

•	unanticipated expenditures related to the cost of compliance with environmental and other governmental regulations;

•	fluctuations in (i) exchange rates (in particular changes in the U.S. dollar/Euro currency exchange rates) and (ii) interest rates;

•	increases in the funding requirements for our pension and postretirement liabilities;

•	our ability to successfully integrate acquired businesses into our existing operations;

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

As of June 30, 2018, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the six months ended June 30, 2018. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting (the Coldenhove business is still excluded) during the six months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities:

The following table contains information about our purchases of our equity securities for the three months ended June 30, 2018.

Months in 2018	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (a)
April	—	$—	—	$19,679,266
May	9,510	$78.44	9,510	$18,933,319
June	2,945	$78.40	2,945	$18,702,438

(a)         As of June 30, 2018, the Company has purchased approximately 79,179 shares of Common Stock at an aggregate cost of $6.3 million under the 2018 Stock Purchase Plan.  For further discussion on the share repurchase plans refer to Note 10, "Stockholders' Equity" of Notes to Condensed Consolidated Financial Statements.

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

August 8, 2018