Form 10-Q
period 2018-09-30
Neenah Inc
filed 2018-11-07
CIK 1296435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 2, 2018, there were approximately 16,866,524 shares of the Company’s Common Stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
'[	2018	2017	2018	2017
Net sales	$256.2	$245.1	$794.0	$735.9
Cost of products sold	214.9	196.7	645.2	580.7
Gross profit	41.3	48.4	148.8	155.2
Selling, general and administrative expenses	23.6	21.3	75.6	70.4
Impairment loss (Note 12)	2.0	—	34.0	—
Restructuring, integration and other costs	2.2	0.9	2.5	0.9
Pension settlement and other costs (Note 8)	—	—	1.8	—
Acquisition-related adjustments (Note 4)	(3.1)	—	(3.1)	—
Insurance settlement	(0.4)	(3.2)	(0.4)	(3.2)
Other expense - net (Note 2)	0.5	0.4	2.1	1.9
Operating income	16.5	29.0	36.3	85.2
Interest expense - net	3.2	3.2	9.8	9.4
Income from continuing operations before income taxes	13.3	25.8	26.5	75.8
Provision for income taxes	0.4	7.0	2.2	14.4
Income from continuing operations	12.9	18.8	24.3	61.4
Loss from discontinued operations (Note 1)	(0.8)	—	(0.8)	—
Net income	$12.1	$18.8	$23.5	$61.4

Earnings Per Common Share
Basic
Continuing operations	$0.76	$1.11	$1.43	$3.63
Discontinued operations	(0.05)	—	(0.05)	—
Basic	$0.71	$1.11	$1.38	$3.63

Diluted
Continuing operations	$0.75	$1.10	1.41	3.58
Discontinued operations	(0.05)	—	(0.05)	—
Diluted	$0.70	$1.10	$1.36	3.58

Weighted Average Common Shares Outstanding (in thousands)
Basic	16,849	16,811	16,848	16,794
Diluted	16,988	16,974	16,984	17,034

Cash Dividends Declared Per Share of Common Stock	$0.41	$0.37	$1.23	$1.11

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$12.1	$18.8	$23.5	$61.4
Unrealized foreign currency translation (loss) gain	(0.7)	5.0	(4.9)	16.1
Reclassification of amortization of adjustments to pension and other postretirement benefit liabilities recognized in net periodic benefit cost (Note 8)	1.5	1.4	4.5	4.6
Reclassification of pension settlement charge (Note 8)	—	—	0.8	—
Net (loss) gain from pension and other postretirement benefit plans (Note 5)	—	0.2	0.4	(1.0)
Unrealized gain on "available-for-sale" securities	—	—	—	0.1
Income from other comprehensive income items	0.8	6.6	0.8	19.8
Provision for income taxes	0.4	0.5	1.5	1.4
Other comprehensive (loss) income	0.4	6.1	(0.7)	18.4
Comprehensive income	$12.5	$24.9	$22.8	$79.8

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$7.4	$4.5
Accounts receivable (less allowances of $1.4 million and $1.3 million)	130.4	115.7
Inventories	137.8	143.5
Assets held for sale (Note 12)	3.4	—
Prepaid and other current assets	17.5	21.5
Total Current Assets	296.5	285.2
Property, Plant and Equipment
Property, plant and equipment, at cost	837.5	850.5
Less accumulated depreciation	439.7	425.3
Property, Plant and Equipment—net	397.8	425.2
Deferred Income Taxes	17.6	10.1
Goodwill	85.2	85.3
Intangible Assets—net	72.0	78.7
Other Noncurrent Assets	15.4	19.9
TOTAL ASSETS	$884.5	$904.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$2.0	$1.4
Accounts payable	69.8	65.7
Liabilities related to assets held for sale	0.4	—
Accrued expenses	60.1	57.5
Total Current Liabilities	132.3	124.6
Long-term Debt	247.6	254.1
Deferred Income Taxes	16.2	15.0
Noncurrent Employee Benefits	82.5	100.3
Other Noncurrent Obligations	6.8	10.5
TOTAL LIABILITIES	485.4	504.5
Contingencies and Legal Matters (Note 11)	—	—
TOTAL STOCKHOLDERS’ EQUITY	399.1	399.9
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$884.5	$904.4

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$23.5	$61.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27.3	24.3
Stock-based compensation	3.7	4.3
Deferred income tax provision (benefit)	(4.4)	4.4
Impairment loss (Note 12)	34.0	—
Pension settlement and other costs (Note 8)	1.8	—
Loss on asset dispositions	0.4	0.2
Non-cash effects of changes in liabilities for uncertain income tax positions	0.1	0.2
Increase in working capital	(8.2)	(12.2)
Pension and other postretirement benefits	(13.5)	(1.1)
Other	(1.0)	0.1
NET CASH PROVIDED BY OPERATING ACTIVITIES	63.7	81.6

INVESTING ACTIVITIES
Capital expenditures	(28.1)	(27.2)
Asset acquisition	—	(8.0)
Other	(0.8)	(0.3)
NET CASH USED IN INVESTING ACTIVITIES	(28.9)	(35.5)

FINANCING ACTIVITIES
Long-term borrowings (Note 7)	224.8	212.3
Repayments of long-term debt (Note 7)	(229.6)	(212.1)
Debt issuance costs	(0.3)	—
Cash dividends paid	(20.8)	(18.9)
Shares purchased (Note 10)	(6.3)	(7.0)
Proceeds from exercise of stock options	0.6	0.4
NET CASH USED IN FINANCING ACTIVITIES	(31.6)	(25.3)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(0.3)	0.3
NET INCREASE IN CASH AND CASH EQUIVALENTS	2.9	21.1
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4.5	3.1
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7.4	$24.2

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest expense capitalized	$6.7	$6.1
Cash paid during period for income taxes	$6.6	$6.4
Non-cash investing activities:
Liability for equipment acquired	$3.9	$3.0

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

Earnings per Share ("EPS")

The following table presents the computation of basic and diluted EPS (dollars in millions except per share amounts, shares in thousands):

Earnings Per Basic Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income from continuing operations	$12.9	$18.8	$24.3	$61.4
Amounts attributable to participating securities	(0.1)	(0.2)	(0.3)	(0.5)
Income from continuing operations available to common stockholders	12.8	18.6	24.0	60.9
Loss from discontinued operations	(0.8)	—	(0.8)	—
Net income available to common stockholders	$12.0	$18.6	$23.2	$60.9

Weighted-average basic shares outstanding	16,849	16,811	16,848	16,794

Continuing operations	$0.76	$1.11	$1.43	$3.63
Discontinued operations	(0.05)	—	(0.05)	—
Basic earnings per share	$0.71	$1.11	$1.38	$3.63

Earnings Per Diluted Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income from continuing operations	$12.9	$18.8	$24.3	$61.4
Amounts attributable to participating securities	(0.1)	(0.2)	(0.3)	(0.5)
Income from continuing operations available to common stockholders	12.8	18.6	24.0	60.9
Loss from discontinued operations	(0.8)	—	(0.8)	—
Net income available to common stockholders	$12.0	$18.6	$23.2	$60.9

Weighted-average basic shares outstanding	16,849	16,811	16,848	16,794
Add: Assumed incremental shares under stock compensation plans (a)	139	163	136	240
Weighted-average diluted shares	16,988	16,974	16,984	17,034

Continuing operations	$0.75	$1.10	$1.41	$3.58
Discontinued operations	(0.05)	—	(0.05)	—
Diluted earnings per share	$0.70	$1.10	$1.36	$3.58

(a)         For the three months ended September 30, 2018 and 2017, there were 106,789 and 144,000 potentially dilutive options, respectively, excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s Common Stock. For the nine months ended September 30, 2018 and 2017, there were 143,853 and 72,000 potentially dilutive options, respectively, similarly excluded from the computation of dilutive common shares.

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

The following table presents the carrying value and the fair value of the Company’s debt.

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value (a)(b)	Carrying Value	Fair Value (a)(b)
2021 Senior Notes (5.25% fixed rate)	$175.0	$167.7	$175.0	$170.2
Global Revolving Credit Facilities (variable rates)	65.8	65.8	76.9	76.9
German loan agreement (2.45% fixed rate)	5.2	5.4	6.4	6.4
German loan agreement (1.45% fixed rate)	5.8	5.8	—	—
Total debt	$251.8	$244.7	$258.3	$253.5

(a)         The fair value for all debt instruments was estimated from Level 2 measurements.
(b)         The fair value of short and long-term debt is estimated using rates currently available to the Company for debt of the same remaining maturities.

As of September 30, 2018, the Company had $3.7 million in marketable securities in the U.S. classified as "Other Noncurrent Assets" on the condensed consolidated balance sheet. The cost of such marketable securities was $4.1 million. Fair value for the Company’s marketable securities was estimated from Level 1 inputs. The Company’s marketable securities are designated for the payment of benefits under its supplemental employee retirement plan ("SERP"). As of September 30, 2018, Neenah

Germany had investments of $1.7 million that were restricted to the payment of certain post-retirement employee benefits of which $0.6 million and $1.1 million are classified as "Prepaid and other current assets" and "Other Noncurrent Assets", respectively, on the condensed consolidated balance sheet.

Discontinued Operations

During the three months ended September 30, 2018, the Company recorded an additional loss on sale of $0.8 million arising from the final adjustment to the transaction price on the sale of the Lahnstein Mill in 2015.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current lease accounting. The amendments in this ASU are effective January 1, 2019. In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements, to allow a company to elect an optional transition method that applies the new lease requirements through a cumulative-effect adjustment in the period of adoption. The Company expects to adopt the standard on January 1, 2019 using the optional transition method. The Company has completed its preliminary assessment of the impact of the standards on its consolidated financial statements, and will continue to update its assessment based on any new and amended lease agreements during the fourth quarter of 2018. The Company currently believes the most significant change will be related to the recognition of right-of-use assets and lease liabilities on its consolidated balance sheet.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). ASU 2017-07 requires entities to (1) disaggregate the current service-cost component from the other components of net benefit cost (the "other components") and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if such a subtotal is presented. In addition, only the service-cost component of net benefit cost is eligible for capitalization in inventories. The Company adopted this ASU as of January 1, 2018. As a result of the adoption, the Company reclassified $0.5 million and $2.1 million of net cost for three and nine months ended September 30, 2017, respectively, of other components of net benefit cost from "Cost of Products Sold" and "Selling, General and Administrative expenses" to "Other Expense - net" on the condensed consolidated statements of operations. There was no other material impact on its consolidated financial statements due to the adoption.

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (Topic 715). The amendments in ASU 2018-14 remove disclosures related to defined benefit pension and other postretirement plans that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The updated guidance would be effective for the Company on January 1, 2021, with early adoption permitted. The Company does not believe the adoption of ASU 2018-14 will have a material impact on its consolidated financial statements.

In August 2018, the Securities Exchange Commission ("SEC") issued a final rule that amends certain of its disclosure requirements that have become redundant, overlapping or superseded, in light of other SEC disclosure requirements, U.S. GAAP, or changes in the information environment. As further stated in the final rule, the amendments it contains are intended to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors. The final rule is effective November 5, 2018. The Company will apply the final rule starting with its annual Form 10-K filing for the year ended December 31, 2018, and will also include a statement of changes in stockholders’ equity in interim period filings starting with its Form 10-Q filing for the quarter ended March 31, 2019.

As of September 30, 2018, no other amendments to the ASC have been issued that will have or are reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows.

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
The following tables represent a disaggregation of segment revenue from contracts with customers for the three and nine months ended September 30, 2018 and 2017.
The technical products business is an international producer of fiber-formed, coated and/or saturated specialized media that delivers high performance benefits to customers. Included in this segment are transportation and other filtration media ("Filtration"), tape and abrasives backings products ("Backings"), and digital image transfer, durable label and other specialty substrate products ("Specialty").

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Filtration	42%	46%	42%	44%
Backings	27%	32%	28%	33%
Specialty	31%	22%	30%	23%
Total	100%	100%	100%	100%

The fine paper and packaging business is a leading supplier of premium printing and other high end specialty papers ("Graphic Imaging"), premium packaging ("Packaging") and specialty office papers ("Filing/Office") primarily in North America.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Graphic Imaging	78%	80%	77%	81%
Packaging	18%	16%	19%	15%
Filing/Office	4%	4%	4%	4%
Total	100%	100%	100%	100%

The following tables represent a disaggregation of revenue from contracts with customers by location of the selling entities for the three and nine ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	73%	76%	72%	77%
Germany	20%	22%	21%	22%
Rest of Europe	7%	2%	7%	1%
Total	100%	100%	100%	100%

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

Note 4.  Acquisitions

Acquisition of Coldenhove

On November 1, 2017, the Company purchased all of the outstanding equity of Coldenhove for net cash of approximately $43 million. Coldenhove is a specialty materials manufacturer based in the Netherlands, with a leading position in digital transfer media and other technical products.

The Company accounted for the transaction using the acquisition method in accordance with ASC Topic 805, Business Combinations ("ASC Topic 805"). The preliminary allocation of the purchase price was based on estimates of the fair value of assets acquired and liabilities assumed as of November 1, 2017, and certain inventory and income tax balances are subject to adjustment as additional information is obtained. The Company has up to 12 months from the closing of the acquisition to finalize its valuations. Management evaluated additional information and determined that the preliminary valuation of inventory at the acquisition date should have been determined using fair value assumptions that would have resulted in the fair value of inventory being lower than originally estimated primarily due to changes in the assumptions related to inventory margins of the acquired business. In addition, management evaluated additional information related to fixed assets and updated the preliminary valuation of fixed assets at the acquisition date. Accordingly, during the nine months ended September 30, 2018, adjustments were made to reduce the carrying value of inventories and fixed assets by $1.2 million and $0.3 million, respectively, with a corresponding increase to the value of goodwill.

In conjunction with the acquisition, the Company assumed a contingent liability of $2.3 million related to the acquisition of direct customer relationships by Coldenhove, which amount is contingent on the growth of sales from these customer relationships in 2018 and 2019. As of September 30, 2018, the estimated liability amount was decreased to $0.8 million. In addition, during the three months ended September 30, 2018, the Company recognized a receivable of $1.6 million from the former shareholders of Coldenhove related to a claim under an escrow arrangement which reduced the purchase price. These two items totaling $3.1 million were recognized as income during the three months ended September 30, 2018, as they relate to the operating results subsequent to the acquisition.

The following selected unaudited pro forma consolidated statement of operations data for the three and nine months ended September 30, 2017, was prepared as though the Coldenhove Acquisition had occurred as of the beginning of 2016. The information does not reflect events that occurred after November 1, 2017 or any operating efficiencies or inefficiencies that may result from the Coldenhove Acquisition. Therefore, the information is not necessarily indicative of results that would have been achieved had the businesses been combined during the period presented or the results that the Company will experience going forward.

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Net sales	$257.1	$771.1
Operating income	29.8	88.8
Net income	19.1	63.5
Earnings Per Common Share
Basic	$1.13	$3.75
Diluted	$1.12	$3.70

Note 5.  Supplemental Balance Sheet Data

The following table presents inventories by major class:

	September 30, 2018	December 31, 2017
Raw materials	$39.4	$36.2
Work in progress	32.5	35.0
Finished goods	77.4	79.2
Supplies and other	3.1	3.6
	152.4	154.0
Adjust FIFO inventories to LIFO cost	(14.6)	(10.5)
Total	$137.8	$143.5

The FIFO values of inventories valued on the LIFO method were $112.7 million and $120.1 million as of September 30, 2018 and December 31, 2017, respectively. For the three and nine months ended September 30, 2018, income from continuing operations before income taxes was reduced by less than $0.1 million due to a decrease in certain LIFO inventory quantities.

The following table presents changes in accumulated other comprehensive income (loss) ("AOCI") for the nine months ended September 30, 2018:

	Net Unrealized Foreign Currency Translation Gain (Loss)	Net Gain (Loss) from Pension and Other Postretirement Liabilities (a)	Unrealized Gain (Loss) on "Available-for-Sale" Securities	Accumulated Other Comprehensive Income (Loss)
AOCI — December 31, 2017	$(7.5)	$(86.3)	$(0.3)	$(94.1)
Other comprehensive (loss) income before reclassifications	(4.9)	1.2	—	(3.7)
Amounts reclassified from AOCI	—	4.5	—	4.5
(Loss) Income from other comprehensive income items	(4.9)	5.7	—	0.8
Provision for income taxes	0.1	1.4	—	1.5
Other comprehensive (loss) income	(5.0)	4.3	—	(0.7)
Reclassification of unrealized loss on "available-for-sale" securities to retained earnings upon adoption of ASU 2016-01	—	—	0.3	0.3
AOCI — September 30, 2018	$(12.5)	$(82.0)	$—	$(94.5)

(a) For the nine months ended September 30, 2018, the Company recorded a $0.8 million SERP settlement loss and a related remeasurement gain of $0.4 million in other comprehensive income.

For the nine months ended September 30, 2018 and 2017, the Company reclassified $4.5 million and $4.6 million, respectively, of costs from accumulated other comprehensive income to other expense - net, on the condensed consolidated statements of operations. For the nine months ended September 30, 2018 and 2017, the Company recognized an income tax benefit of $1.1 million and $1.7 million, related to such reclassifications classified as "Provision for income taxes" on the condensed consolidated statements of operations.

Note 6. Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Income tax expense represented 3% and 27% for the three months ended September 30, 2018 and 2017, respectively, and 8% and 19% of income from continuing operations before income taxes for the nine months ended September 30, 2018 and 2017, respectively. The changes in income tax expense for the three months and nine months ended September 30, 2018 were primarily due to the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), which reduced the U.S. federal statutory corporate tax rate from 35% to 21% effective January 1, 2018. The U.S. tax rate is now lower than the rate in Germany and the Netherlands. The effective income tax rates for the three months and nine months ended September 30, 2018 were also significantly impacted by the effects of the $34.0 million impairment loss of the Brattleboro mill and associated research and office facilities (see Note 12), as similar sized reconciling items had a larger percentage impact on lower pre-tax income. For the nine months ended September 30, 2017, the effective income tax rate was significantly reduced by the change in management's assertion related to indefinite reinvestment of unremitted earnings of our German operations. With the updated intention as of June 30, 2017 to indefinitely reinvest such unremitted earnings, previously recorded amounts of deferred income liabilities related to prior years were eliminated.

The following table presents the principal reasons for the difference between the Company's effective income tax (benefit) rate and the U.S. federal statutory income tax (benefit) rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
U.S. federal statutory income tax (benefit) rate	21%	35%	21%	35%
U.S. state income taxes (benefit), net of federal income tax effect	—%	2%	(3)%	2%
Excess tax benefits from stock compensation	(5)%	(1)%	(4)%	(4)%
Foreign tax rate differences and financing structure	1%	(5)%	3%	(5)%
Research and development and other tax credits	(8)%	(3)%	(10)%	(3)%
U.S. taxes on foreign earnings	(2)%	—%	6%	(5)%
Other differences - net	(4)%	(1)%	(5)%	(1)%
Effective income tax (benefit) rate	3%	27%	8%	19%

As of September 30, 2018, the Company has not completed its determination of the accounting implications of the Tax Act on its tax accruals. However, the Company has reasonably estimated the effects of the Tax Act and recorded provisional amounts in the condensed consolidated financial statements. Guidance issued by the SEC, as codified in ASU 2018-05, Income Taxes (Topic 740)-Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, provides for a measurement period of one year from the enactment date of the Tax Act to finalize the accounting. During the three months ended September 30, 2018, the Company recorded a measurement-period tax benefit of $0.4 million related to the effects of the statutory corporate rate reduction. As the Company analyzes any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service ("IRS") and other standard-setting bodies, adjustments to the provisional amounts may be required. In addition, adjustments to the provisional amounts may be needed to reflect legislative actions by the various U.S. states related to application of the Tax Act provisions on 2017 state tax returns.

As of December 31, 2017, the Company was not yet able to reasonably estimate the effects for the Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Act, therefore no provisional effects were recorded. As of September 30, 2018, the Company has reflected in its annual effective tax rate a provisional estimate of the 2018 annual impact of GILTI of $0.9 million of tax expense. In accordance with SEC guidance noted above, this provisional amount may be refined as a result of additional guidance from, and interpretations by, the U.S. Treasury Department or the IRS. The Company has also included a provisional estimate of the annual impact of state taxation of foreign earnings of $0.1 million in the annual effective tax rate. This amount could change from further legislative actions by the various U.S. states.

Note 7.  Debt

Long-term debt consisted of the following:

	September 30, 2018	December 31, 2017
2021 Senior Notes (5.25% fixed rate) due May 2021	$175.0	$175.0
Global Revolving Credit Facilities (variable rates) due December 2019	65.8	76.9
German loan agreement (2.45% fixed rate) due in quarterly installments ending September 2022	5.2	6.4
German loan agreement (1.45% fixed rate) due in quarterly installments from June 2019 through March 2023	5.8	—
Deferred financing costs	(2.2)	(2.8)
Total debt	249.6	255.5
Less: Debt payable within one year	2.0	1.4
Long-term debt	$247.6	$254.1

2021 Senior Notes

In May 2013, the Company completed an underwritten offering of eight-year senior unsecured notes (the "2021 Senior Notes") at a face amount of $175 million. The 2021 Senior Notes contain terms, covenants and events of default with which the Company must comply, which the Company believes are ordinary and standard for notes of this nature. As of September 30, 2018, the Company was in compliance with all terms of the indenture for the 2021 Senior Notes.

Amended and Restated Secured Revolving Credit Facility

In December 2014, the Company amended and restated its existing credit facility by entering into the Third Amended and Restated Credit Agreement (the "Third Amended Credit Agreement").

The Third Amended Credit Agreement contains covenants with which the Company and its subsidiaries must comply during the term of the agreement, which the Company believes are ordinary and standard for agreements of this nature. As of September 30, 2018, the Company was in compliance with all terms of the Third Amended Credit Agreement.

Availability under the Global Revolving Credit Facilities varies over time depending on the value of the Company’s inventory, receivables and various capital assets. As of September 30, 2018, the Company had $65.8 million of borrowings and $0.6 million in letters of credit outstanding under the Global Revolving Credit Facilities and $102.1 million of available credit (based on exchange rates at September 30, 2018). As of September 30, 2018, the weighted-average interest rate on outstanding Global Revolving Credit Facility borrowings was 3.2 percent per annum. As of December 31, 2017, the weighted-average interest rate under the Global Revolving Credit Facilities was 2.7 percent per annum.

Under the terms of the 2021 Senior Notes and the Third Amended Credit Agreement, the Company has limitations on its ability to repurchase shares of and pay dividends on its Common Stock. These limitations are triggered depending on the Company’s credit availability under the Third Amended Credit Agreement and leverage levels under the Senior Notes. As of September 30, 2018, none of these covenants were restrictive to the Company’s ability to repurchase shares of and pay dividends on its Common Stock.

Other Debt

In May 2018, Neenah Germany entered into a project financing agreement for construction of a regenerative thermal oxidizer (the "Third German Loan Agreement"). This project will increase the capacity of the existing saturators and ensure compliance with new European air emission standards. The agreement provides for €5.0 million of financing and is secured by the asset. The loan matures in March 2023 and principal is repaid in 16 equal quarterly installments beginning in June 2019. The interest rate on amounts outstanding is 1.45% based on actual days elapsed in a 360-day year and is payable quarterly. At September 30, 2018, €5.0 million ($5.8 million, based on exchange rates at September 30, 2018) was outstanding under the Third German Loan Agreement.

For additional information about our debt agreements, see Note 7 of the Notes to Consolidated Financial Statements in our 2017 Form 10-K.

Borrowings and Repayments of Long-Term Debt

The condensed consolidated statements of cash flows present borrowings and repayments under the Global Revolving Credit Facilities using a gross approach. This approach presents not only discrete borrowings for transactions such as a business acquisition, but also reflects all borrowings and repayments that occur as part of daily management of cash receipts and disbursements. For the nine months ended September 30, 2018, the Company made scheduled debt repayments of $1.0 million and net long-term debt repayments of $3.8 million related to daily cash management activities. For the nine months ended September 30, 2017, the Company made scheduled debt repayments of $0.6 million and net long-term debt repayments of $7.2 million related to daily cash management activities.

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

The following table presents the components of net periodic benefit cost for the Company’s defined benefit plans and postretirement plans other than pensions:

Components of Net Periodic Benefit Cost for Defined Benefit Plans

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended September 30,
	2018	2017	2018	2017
Service cost	$1.7	$1.3	$0.3	$0.3
Interest cost	3.9	3.6	0.3	0.3
Expected return on plan assets (a)	(5.2)	(5.0)	—	—
Recognized net actuarial loss	1.3	1.4	0.1	—
Amortization of prior service benefit	—	0.1	—	—
Net periodic benefit cost	$1.7	$1.4	$0.7	$0.6

	Pension Benefits		Postretirement Benefits Other than Pensions
	Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost	$5.1	$4.0	$0.9	$0.9
Interest cost	11.8	11.0	0.9	1.1
Expected return on plan assets (a)	(15.7)	(14.8)	—	—
Recognized net actuarial loss	3.9	4.5	0.4	0.1
Amortization of prior service benefit	0.1	0.2	(0.1)	(0.1)
Amount of settlement loss recognized (b)	0.8	—	—	—
Net periodic benefit cost	$6.0	$4.9	$2.1	$2.0

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
The Company expects to make aggregate contributions to qualified and nonqualified defined benefit pension trusts and to pay pension benefits for unfunded pension and other postretirement benefit plans of approximately $23.2 million in calendar 2018.  For the nine months ended September 30, 2018, the Company made $21.5 million of such payments. The Company made similar payments of $9.0 million and $18.1 million for the nine months ended September 30, 2017 and for the year ended December 31, 2017, respectively.

Multi-Employer Plan

In June 2018, the Company and representatives of the United Steelworkers Union (the "USW") of the Lowville mill reached an agreement to withdraw from the Pace Industry Union-Management Pension Fund (“PIUMPF”), effective July 1, 2018. As a result, the Company recorded an estimated withdrawal liability of $1.0 million, which assumes payment of $0.1 million per year over 20 years, discounted at a credit adjusted risk-free rate of 5.7%. In addition to the withdrawal liability, PIUMPF may also demand payment from the Company of a pro-rata share of the fund's accumulated funding deficiency. Based on the latest information available from PIUMPF, the Company estimates the demand of accumulated funding deficiency to be in the range of $1.0 to $1.25 million. The Company reserves the right to challenge any such demand and believes this demand is unenforceable. As such, the Company has not recorded a liability for this amount as of September 30, 2018.

Note 9.  Stock Compensation Plan

Stock Options and Stock Appreciation Rights ("Options")

The following table presents information regarding Options awarded during the nine months ended September 30, 2018:

Options granted	108,420
Per share weighted average exercise price	$93.22
Per share weighted average grant date fair value	$15.00

The weighted-average grant date fair value for Options granted during the nine months ended September 30, 2018 was estimated using the Black-Scholes option valuation model with the following assumptions:

Expected term in years	5.7
Risk free interest rate	2.5%
Volatility	21.5%
Dividend yield	3.0%

The following table presents information regarding Options that vested during the nine months ended September 30, 2018:

Options vested	103,923
Aggregate grant date fair value of Options vested (in millions)	$1.5

The following table presents information regarding outstanding Options:

	September 30, 2018	December 31, 2017
Options outstanding	453,792	464,958
Aggregate intrinsic value (in millions)	$9.2	$16.3
Per share weighted average exercise price	$67.56	$55.60
Exercisable Options	240,903	241,944
Aggregate intrinsic value (in millions)	$7.9	$12.1
Unvested Options	212,889	223,014
Per share weighted average grant date fair value	$14.21	$13.87

Performance Share Units ("PSUs") and Restricted Share Units ("RSUs")

For the nine months ended September 30, 2018, the Company granted target awards of 40,747 PSUs. The measurement period for three fourths of the PSUs is January 1, 2018 through December 31, 2018, and for the remaining fourth of the PSUs is January 1, 2018 through December 31, 2020. The PSUs vest on December 31, 2020. Common Stock equal to not less than 40 percent and not more than 200 percent of the PSUs target will be awarded based on the Company’s return on invested capital, consolidated revenue growth, EPS and total return to shareholders relative to the companies in the Russell 2000® Value small cap index. The Company’s return on invested capital, consolidated revenue growth and EPS are adjusted for certain items as further described in the Performance Share Award Agreement. The market price on the date of grant for the PSUs was $93.21 per share.

For the nine months ended September 30, 2018, the Company awarded 2,030 RSUs to certain employees and 8,456 RSUs to non-employee members of the Board of Directors. The weighted average grant date fair value of such awards was $82.29 per share and the awards vest one year from the date of grant. During the vesting period, the holders of the RSUs are entitled to dividends, but the RSUs do not have voting rights and are forfeited in the event the holder is no longer an employee or member of the Board of Directors on the vesting date.

Note 10.  Stockholders’ Equity

Common Stock

As of September 30, 2018 and December 31, 2017, the Company had 16,866,000 shares and 16,870,000 shares of Common Stock outstanding, respectively.

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

	Nine Months Ended September 30,
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

Employees and Labor Relations

The Company’s U.S. union employees are represented by the USW.  Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the "IG BCE"). In the Netherlands, most of our employees are eligible to be represented by the Christelijke Nationale Vakbond ("CNV") and the Federatie Nederlandse Vakvereniging ("FNV"). As of September 30, 2018, the Company had approximately 792 U.S. employees covered under collective bargaining agreements that have expired or will expire in the next 12 months. The following table shows the expiration dates of the Company’s various bargaining agreements and the number of employees covered under each of these agreements.

Contract Expiration Date	Location	Union	Number of Employees
January 2018 (c)	Whiting, WI (b)	USW	205
June 2018 (c)	Neenah, WI (b)	USW	263
July 2018 (c)	Munising, MI (b)	USW	211
February 2019	Neenah Germany	IG BCE	(a)
May 2019	Appleton, WI (b)	USW	113
April 2020	Eerbeek, Netherlands	CNV, FNV	(a)
August 2021	Brattleboro, VT	USW	78
November 2021	Lowville, NY	USW	105

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
(c) The Company is currently in negotiations with the USW. Until a new contract is signed, the terms of the previous contract still apply.

The Company’s United Kingdom salaried and hourly employees are eligible to participate in Unite the Union ("UNITE") on an individual basis, but not under a collective bargaining agreement.

Note 12.  Assets Held for Sale and Impairment Loss

In the second quarter of 2018, as a result of a broad scope review of various initiatives to improve margins and optimize the portfolio of products and manufacturing footprint in the Fine Paper and Packaging segment, the Company determined that the Brattleboro mill was not a strategic part of the Fine Paper and Packaging manufacturing footprint, given the nature of the office supply category. Historically, the Brattleboro mill has manufactured products primarily for the office supply category, and more recently has been adversely impacted by manufacturing inefficiencies due to changes in input costs, product category, and grade complexity. Following the review, the Company initiated a process to sell the Brattleboro mill, its business operations and associated research and office facilities ("disposal group"). The contemplated disposal transaction would not constitute a strategic shift in the business that would have a major effect on operations of the Company.

Upon classifying the disposal group as assets held for sale, the Company tested the individual assets of the disposal group for impairment. The disposal group was measured at fair value (a Level 3 measurement, using unobservable estimates), less costs to sell. During the three months ended June 30, 2018, the Company recorded an estimated non-cash impairment loss of $32.0 million. During the three months ended September 30, 2018, the Company recorded an additional $2.0 million non-cash impairment loss, based on the sale negotiations with a potential buyer, for a total impairment loss of $34.0 million for the nine months ended September 30, 2018. The impairment loss of $26.7 million, $1.1 million and $6.2 million was reported within the Fine Paper and Packaging, Technical Products and Other business segments, respectively. As of September 30, 2018, the disposal group of assets of $3.4 million was separately reported as Assets held for sale in the Condensed Consolidated Balance Sheets. Most of the disposal group was reported within the Fine Paper and Packaging segment. During the three months ended September 30, 2018, the Company recorded an environmental liability of $1.2 million ($1.0 million and $0.2 million reported within the Fine Paper and Packaging and Other business segments, respectively) related to the potential sale of the Brattleboro mill, of which $0.4 million would be assumed by the purchaser of the mill.

Subsequent Event
Through the end of third quarter 2018, the Company was in active negotiations with a potential purchaser of the Brattleboro mill and its business operations. During this due diligence and negotiation phase of the sale process, the potential purchaser reduced the value of the original offer, resulting in an additional impairment loss. In early October 2018, negotiations with this potential purchaser ceased and management assessed its options related to the mill.
On October 19, 2018, the Board of Directors authorized the CEO to close the Brattleboro mill. While not precluding additional purchase offers for this business, the Company expects to cease mill operations by year-end and subsequently pursue the sale of the mill assets (land, building, etc.) to potential buyers. The Company will remeasure the mill assets at fair value at year-end, and the amount of the year-to-date impairment loss will be adjusted based on the determination of the potential value of the assets. The asset group, any impairment loss adjustment and closure-related costs will be reported primarily within the Fine Paper and Packaging business segment and a lesser amount in the Other business segment.

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

The following table summarizes the net sales and operating income for each of the Company’s business segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales
Technical Products	$138.2	$125.9	$437.4	$375.1
Fine Paper and Packaging	112.5	113.3	339.9	343.3
Other	5.5	5.9	16.7	17.5
Consolidated	$256.2	$245.1	$794.0	$735.9

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018 (a)	2017	2018 (b)	2017
Operating income (loss)
Technical Products	$10.9	$15.6	$44.2	$44.1
Fine Paper and Packaging	11.3	17.8	15.3	55.6
Other	(0.6)	0.2	(6.8)	0.1
Unallocated corporate costs	(5.1)	(4.6)	(16.4)	(14.6)
Consolidated	$16.5	$29.0	$36.3	$85.2

(a) Consolidated operating income for three months ended September 30, 2018 includes the Brattleboro mill impairment loss, acquisition-related adjustments, restructuring, integration, and other costs, and insurance-related settlement of $(2.6) million in Technical Products, $1.9 million in Fine Paper and Packaging, $0.6 million in Other and $0.8 million in Unallocated corporate costs. Refer to Note 12, "Assets Held for Sale" for discussion of the $2.0 million impairment loss and $1.2 million of restructuring costs. Refer to Note 4, "Acquisitions" for discussion of the $(3.1) million acquisition-related adjustments.

(b) Consolidated operating income for nine months ended September 30, 2018 includes the Brattleboro mill impairment loss, pension settlement and other costs, acquisition-related adjustments, restructuring, integration, and other costs, and insurance-related settlement of $(0.8) million in Technical Products, $27.4 million in Fine Paper and Packaging, $6.6 million in Other and $1.6 million in Unallocated corporate costs. Refer to Note 12, "Assets Held for Sale" for discussion of the $34.0 million impairment loss and $1.2 million of restructuring costs, Note 4, "Acquisitions" for discussion of the $(3.1) million acquisition-related adjustments and Note 8, "Pension and Other Postretirement Benefits" for discussion of the $1.8 million cost of withdrawal from the multi-employer pension plan and a settlement loss related to SERP.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our financial position as of September 30, 2018 and our results of operations for the three and nine months ended September 30, 2018 and 2017. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See "Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements.

Executive Summary

For the three months ended September 30, 2018, consolidated net sales of $256.2 million increased $11.1 million (5%) from the prior year period. Incremental revenues resulted from higher Technical Products volumes (including volumes from the November 2017 Coldenhove Acquisition), increased selling prices in both segments and a higher value mix in Technical Products. These items more than offset lower Fine Paper and Packaging volumes and a lower value mix.

Consolidated operating income for the three months ended September 30, 2018, of $16.5 million decreased $12.5 million from the prior year period. The decrease was due to approximately $15 million of higher manufacturing costs, comprised of $9 million of higher input costs, and $6 million of increased costs reflecting operational inefficiencies and spending mostly related to incremental downtime for maintenance work and to manage global inventories. These increased costs were only partly offset by higher selling prices, volume growth and a higher value sales mix. Excluding the non-routine costs of $0.7 million for 2018 (discussed below) and an insurance settlement of $3.2 million and acquisition, integration, and restructuring costs of $0.9 million for 2017, adjusted operating income decreased $9.5 million (36%) from $26.7 million to $17.2 million. The non-routine costs of $0.7 million in 2018 consisted of a $2.0 million adjustment to the impairment loss related to the potential sale of the Brattleboro mill and $2.2 million of restructuring, integration, and other costs, offset by a favorable adjustment related to the Coldenhove Acquisition of $3.1 million and an insurance-related settlement of $0.4 million. See the reconciliation table on F-23 for further detail.

Cash provided by operating activities of $63.7 million for the nine months ended September 30, 2018 was $17.9 million lower than cash generated of $81.6 million in the prior year period. The reduction in cash flows resulted from lower operating income, higher contributions to pension plans to take advantage of the effects of the 2017 Tax Act, partly offset by reduced investment in working capital in 2018.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, earnings before interest and taxes (which we refer to as "operating income") and other information relevant to an understanding of our results of operations for the three and nine months ended September 30, 2018 and 2017.

Analysis of Net Sales — Three and Nine Months Ended September 30, 2018 and 2017

The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Net sales
Technical Products	$138.2	54%	$125.9	52%	$437.4	55%	$375.1	51%
Fine Paper and Packaging	112.5	44%	113.3	46%	339.9	43%	343.3	47%
Other	5.5	2%	5.9	2%	16.7	2%	17.5	2%
Consolidated	$256.2	100%	$245.1	100%	$794.0	100%	$735.9	100%

Commentary:

The following table presents our net sales by segment for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Change in Net Sales Compared to Prior Period
				Change Due To
	2018	2017	Total Change	Volume	Net Price (a)	Currency
Technical Products	$138.2	$125.9	$12.3	$8.1	$4.6	$(0.4)
Fine Paper and Packaging	112.5	113.3	$(0.8)	(2.3)	1.5	—
Other	5.5	5.9	$(0.4)	(0.5)	0.1	—
Consolidated	$256.2	$245.1	$11.1	$5.3	$6.2	$(0.4)

(a)         Includes changes in selling price and product mix.

Consolidated net sales of $256.2 million for the three months ended September 30, 2018 increased $11.1 million (5%) from the prior year period. Incremental revenues resulted from higher Technical Products volumes (including volumes from the November 2017 Coldenhove Acquisition), increased selling prices in both segments and a higher value mix in Technical Products. These items more than offset lower Fine Paper and Packaging volumes and a lower value mix.

•
Net sales in our technical products business increased $12.3 million (10%) from the prior year period. Revenue growth resulted from acquired volume, organic increases in transportation filtration and labels, higher net selling prices and a higher value mix, partly offset by lower volume in backings and other products.

•
Net sales in our fine paper and packaging business decreased $0.8 million (1%) from the prior year period. Increased selling prices and volume growth in premium packaging were offset by volume declines in commercial print and a lower value mix.

The following table presents our net sales by segment for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,		Change in Net Sales Compared to Prior Period
				Change Due To
	2018	2017	Total Change	Volume	Net Price (a)	Currency
Technical Products	$437.4	$375.1	$62.3	$36.1	$13.3	$12.9
Fine Paper and Packaging	339.9	343.3	$(3.4)	(15.6)	12.2	—
Other	16.7	17.5	$(0.8)	(1.1)	0.3	—
Consolidated	$794.0	$735.9	$58.1	$19.4	$25.8	$12.9

Consolidated net sales of $794.0 million for the nine months ended September 30, 2018 increased $58.1 million (8%) from the prior year period as a result of higher volumes, including acquired sales, increased selling prices, a higher-value sales mix and favorable currency effects in the first half of the year.

•
Net sales in our technical products business increased $62.3 million (17%) from the prior period. Revenue growth resulted from acquired volume, organic increases in filtration, as well as a higher-priced mix and favorable currency exchange effects due to a stronger euro in the first half of the year.

•
Net sales in our fine paper and packaging business decreased $3.4 million (1%) from the prior year period. Volume declines in commercial print products were partly offset by higher selling prices and double-digit volume increases in premium packaging.

 Analysis of Operating Income — Three and Nine Months Ended September 30, 2018 and 2017

The following table sets forth line items from our condensed consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	83.9	80.3	81.3	78.9
Gross profit	16.1	19.7	18.7	21.1
Selling, general and administrative expenses	9.2	8.7	9.5	9.6
Impairment loss	0.8	—	4.3	—
Restructuring, integration and other costs	0.9	0.4	0.3	0.1
Pension settlement and other costs	—	—	0.2	—
Acquisition-related adjustments	(1.2)	—	(0.4)	—
Insurance settlement	(0.2)	(1.3)	(0.1)	(0.4)
Other expense - net	0.2	0.1	0.3	0.2
Operating income	6.4	11.8	4.6	11.6
Interest expense - net	1.2	1.3	1.3	1.3
Income from continuing operations before income taxes	5.2	10.5	3.3	10.3
Provision for income taxes	0.2	2.8	0.3	2.0
Income from continuing operations	5.0%	7.7%	3.1%	8.3%

Commentary:

The following table presents our operating (loss) income by segment for the three months ended September 30, 2018 and 2017:

			Change in Operating (Loss) Income Compared to Prior Period
	Three Months Ended September 30,			Change Due To
			Total		Net	Input
	2018	2017	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$10.9	$15.6	$(4.7)	$1.5	$4.1	$(4.4)	$(0.1)	$(5.8)
Fine Paper and Packaging	11.3	17.8	(6.5)	(0.3)	2.6	(4.0)	—	(4.8)
Other	(0.6)	0.2	(0.8)	(0.1)	0.2	(0.1)	—	(0.8)
Unallocated corporate costs	(5.1)	(4.6)	(0.5)	—	—	—	—	(0.5)
Consolidated	$16.5	$29.0	$(12.5)	$1.1	$6.9	$(8.5)	$(0.1)	$(11.9)

(a)         Includes changes in selling price and product mix.
(b)         Includes price changes for raw materials and energy.
(c)          Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and SG&A expenses. In addition, includes the Brattleboro mill impairment loss, acquisition-related adjustments, restructuring, integration, and other costs, and insurance-related settlement of $(2.6) million in Technical Products, $1.9 million in Fine Paper and Packaging, $0.6 million in Other, and $0.8 million in Unallocated corporate costs, which have been adjusted out from operating income. See the reconciliation table on F-23 for further detail.

Consolidated operating income decreased $12.5 million from the prior year period to $16.5 million for the three months ended September 30, 2018. The decrease was due to approximately $15 million of higher manufacturing costs, comprised of $9 million of higher input costs, and $6 million of increased costs reflecting operational inefficiencies and spending mostly related to incremental downtime for maintenance work and to manage global inventories. These increased costs were only partly offset by higher selling prices, volume growth and a higher value sales mix. Excluding the non-routine costs of $0.7 million for 2018 and insurance settlement of $3.2 million and acquisition, integration, and restructuring costs of $0.9 million for 2017, adjusted operating income decreased $9.5 million (36%) from $26.7 million to $17.2 million. The non-routine costs of $0.7 million in 2018 consisted of a $2.0 million adjustment to the impairment loss related to the potential sale of the Brattleboro mill and $2.2 million of restructuring, integration, and other costs, offset by a favorable adjustment related to the Coldenhove Acquisition of $3.1 million and an insurance-related settlement of $0.4 million.

•
Operating income for our technical products business decreased $4.7 million from the prior year period. Excluding $(2.6) million of favorable adjustments discussed above, adjusted operating income decreased $7.3 million (47%), as higher sales volumes, increased selling prices and a higher-value mix were more than offset by $10 million of higher manufacturing costs, including $4 million of higher input costs and $6 million of higher costs reflecting operational inefficiencies and spending mostly related to incremental downtime for maintenance work and to manage global inventories.

•
Operating income for our fine paper and packaging business decreased $6.5 million from the prior year period. Excluding $1.9 million of the previously noted costs for 2018 and a $2.9 million insurance settlement for 2017, adjusted operating income decreased $1.7 million (11%) due to higher input costs, lower manufacturing efficiencies and reduced sales volumes that combined were only partly offset by higher selling prices.

•	Operating income (loss) for our Other segment was $(0.6) million compared with $0.2 million in the prior year period due to costs of $0.6 million for impairment and restructuring costs.

•
Unallocated corporate expenses for the three months ended September 30, 2018 of $5.1 million increased $0.5 million from the prior year period. The restructuring and other costs of $0.8 million in 2018 were offset by acquisition and restructuring costs of $0.9 million in 2017.

 The following table presents our operating income by segment for the nine months ended September 30, 2018 and 2017:

			Change in Operating Income Compared to Prior Period
	Nine Months Ended September 30,			Change Due To
			Total		Net	Input
	2018	2017	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$44.2	$44.1	$0.1	$8.4	$12.2	$(7.1)	$2.1	$(15.5)
Fine Paper and Packaging	15.3	55.6	(40.3)	(3.8)	7.3	(10.6)	—	(33.2)
Other	(6.8)	0.1	(6.9)	(0.3)	0.6	(0.4)	—	(6.8)
Unallocated corporate costs	(16.4)	(14.6)	(1.8)	—	—	—	—	(1.8)
Consolidated	$36.3	$85.2	$(48.9)	$4.3	$20.1	$(18.1)	$2.1	$(57.3)

(a)         Includes changes in selling price and product mix.
(b)         Includes price changes for raw materials and energy.
(c)          Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and SG&A expenses. In addition, includes the Brattleboro mill impairment loss, pension settlement and other costs, acquisition-related adjustments, restructuring, integration, and other costs, and insurance-related settlement of $(0.8) million in Technical Products, $27.4 million in Fine Paper and Packaging, $6.6 million in Other, and $1.6 million in Unallocated corporate costs, which have been adjusted out from operating income. See the reconciliation table on F-23 for further detail.

Consolidated operating income of $36.3 million for the nine months ended September 30, 2018 decreased $48.9 million from the prior year period. The decrease was mainly due to adjustments of $34.8 million consisting of a $34.0 million impairment loss related to the potential sale of the Brattleboro mill and associated research and office facilities, $1.8 million of pension settlement charges and $2.5 million of restructuring, integration, and other costs, offset by a favorable escrow receivable and liability adjustment related to the Coldenhove Acquisition of $3.1 million and an insurance-related settlement of $0.4 million. Excluding these costs in 2018 and $2.3 million of unfavorable adjustments in 2017, adjusted operating income decreased $11.8 million (14%), primarily due to higher manufacturing and distribution costs that were only partly offset by increased selling prices in both segments, volume growth and a higher value mix in Technical Products, and favorable currency effects in the first half of the year.

•
Operating income for our technical products business increased $0.1 million from the prior year period. Increased income resulted from higher sales volumes, a higher-value mix, increased selling prices and favorable currency effects. These items more than offset higher manufacturing costs, reflecting operational inefficiencies and spending mostly related to incremental downtime for maintenance work and to manage global inventories, and higher input and distribution costs. Excluding the previously noted favorable adjustments of $0.8 million, adjusted operating income decreased $0.7 million (2%).

•
Operating income for our fine paper and packaging business decreased $40.3 million from the prior year period. The decrease was mainly due to adjustments of $27.4 million of impairment related to the potential sale of the Brattleboro mill and associated research and office facilities, pension settlement costs related to withdrawing from a multi-employer pension plan, restructuring costs, and insurance settlement. In addition, higher input and distribution costs and lower sales volumes, were only partly offset by higher selling prices. Distribution costs have increased significantly in 2018 due to driver and equipment shortages which resulted from a 2017 U.S. regulatory change that requires electronic logging devices to monitor miles and hours driven by freight carriers. Excluding the costs of $27.4 million in 2018 and $2.9 million of insurance settlement proceeds in 2017, adjusted operating income decreased $10.0 million (19%).

•
Operating income (loss) for our Other segment was $(6.8) million compared with $0.1 million in the prior year period due to costs of $6.6 million for impairment, pension settlement costs, restructuring, and insurance-related settlement in 2018. These costs compared to $0.3 million insurance settlement proceeds received in 2017.

•
Unallocated corporate expenses for the six months ended September 30, 2018 of $16.4 million were $1.8 million higher than the prior year period due to pension settlement and restructuring costs of $1.6 million. These costs compared to $0.9 million of acquisition and restructuring costs in 2017.

The following table sets forth our operating income by segment, adjusted for the effects of certain costs, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Technical Products
GAAP Operating Income	$10.9	$15.6	$44.2	$44.1
Impairment loss	—	—	1.1	—
Restructuring and integration costs	0.5	—	0.8	—
Pension settlement and other costs	—	—	0.4	—
Acquisition-related adjustments	(3.1)	—	(3.1)	—
Adjusted Operating Income	8.3	15.6	43.4	44.1

Fine Paper and Packaging
GAAP Operating Income	11.3	17.8	15.3	55.6
Impairment loss	1.6	—	26.7	—
Restructuring costs	0.6	—	0.6	—
Pension settlement and other costs	—	—	0.4	—
Insurance settlement	(0.3)	(2.9)	(0.3)	(2.9)
Adjusted Operating Income	13.2	14.9	42.7	52.7

Other/Unallocated Corporate
GAAP Operating Loss	(5.7)	(4.4)	(23.2)	(14.5)
Impairment loss	0.4	—	6.2	—
Restructuring, integration and other costs	1.1	0.9	1.1	0.9
Pension settlement and other costs	—	—	1.0	—
Insurance settlement	(0.1)	(0.3)	(0.1)	(0.3)
Adjusted Operating Loss	(4.3)	(3.8)	(15.0)	(13.9)

Consolidated
GAAP Operating Income	16.5	29.0	36.3	85.2
Impairment loss	2.0	—	34.0	—
Restructuring, integration and other costs	2.2	0.9	2.5	0.9
Pension settlement and other costs	—	—	1.8	—
Acquisition-related adjustments	(3.1)	—	(3.1)	—
Insurance settlement	(0.4)	(3.2)	(0.4)	(3.2)
Adjusted Operating Income	$17.2	$26.7	$71.1	$82.9

In accordance with generally accepted accounting principles in the United States ("GAAP"), consolidated operating income includes the pre-tax effects of the impairment loss, pension settlement and other costs, restructuring, integration, and other costs, acquisition-related adjustments, and insurance-related settlement proceeds. We believe that by adjusting reported operating income to exclude the effects of these items, the resulting adjusted operating income is on a basis that reflects the results of our ongoing operations. We believe that providing adjusted operating results will help investors gain an additional perspective of underlying business trends and results. Adjusted operating income is not a recognized term under GAAP and should not be considered in isolation or as a substitute for operating income derived in accordance with GAAP. Other companies may use different methodologies for calculating their non-GAAP financial measures and, accordingly, our non-GAAP financial measures may not be comparable to their measures.

Additional Statement of Operations Commentary:

•
SG&A expense of $23.6 million for the three months ended September 30, 2018 was $2.3 million higher than SG&A expense of $21.3 million in the prior year period due to acquired SG&A from the Coldenhove Acquisition. For the three months ended September 30, 2018, SG&A expense as a percent of sales increased to 9.2% from 8.7% in the prior year period.

SG&A expense of $75.6 million for the nine months ended September 30, 2018 was $5.2 million higher than SG&A expense of $70.4 million in the prior year period due to acquired SG&A from the Coldenhove Acquisition. For the nine months ended September 30, 2018, SG&A expense as a percent of sales decreased slightly to 9.5% from 9.6% in the prior year period.

•
For the three months ended September 30, 2018, we incurred net interest expense of $3.2 million which was consistent with the $3.2 million for prior year period. The impact of incremental borrowings to finance the November 2017 acquisition of Coldenhove was offset by lower borrowing rates.

For the nine months ended September 30, 2018, we incurred net interest expense of $9.8 million which was higher than the $9.4 million for prior year period, primarily due to incremental borrowings to finance the November 2017 acquisition of Coldenhove.

•
Historically, our effective tax rate has differed from the U.S. statutory tax rate primarily due to the proportion of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate, research and development and other tax credits and excess tax benefits from stock compensation. For the three months ended September 30, 2018 and 2017, we recorded an income tax expense of $0.4 million and $7.0 million, respectively. The effective income tax rate was 3% for the three months ended September 30, 2018 and 27% for the three months ended September 30, 2017. For the nine months ended September 30, 2018 and 2017, we recorded an income tax provision of $2.2 million and $14.4 million, respectively. The effective income tax rate was 8% for the nine months ended September 30, 2018 and 19% for the nine months ended September 30, 2017. The changes in income tax expense for the three months and nine months ended September 30, 2018 were primarily due to the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), which reduced the U.S. federal statutory corporate tax rate from 35% to 21% effective January 1, 2018. The effective income tax rates for the three months and nine months ended September 30, 2018 were also significantly impacted by the effects of the $34.0 million impairment loss of the Brattleboro mill and associated research and office facilities, as similar sized reconciling items had a larger percentage impact on lower pre-tax income. In addition, the effective income tax rates for these 2018 periods were favorably impacted by incremental pension plan contributions applied to the 2017 tax year and by an initiative related to the allocation of research and development costs in determining the amount of foreign tax credits which can be applied against U.S. taxes of foreign earnings. For the nine months ended September 30, 2017, the effective income tax rate was significantly reduced by the change in management's assertion related to indefinite reinvestment of unremitted earnings of our German operations. With the updated intention as of June 30, 2017 to indefinitely reinvest such unremitted earnings, previously recorded amounts of deferred income liabilities related to prior years were eliminated. See Note 6, "Income Taxes" of Notes to Condensed Consolidated Financial Statements for a reconciliation of the effective income tax rate to the U.S. federal statutory income tax rate for each period.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2018	2017
Net cash flow provided by (used in):
Operating activities	$63.7	$81.6

Investing activities:
Capital expenditures	(28.1)	(27.2)
Asset acquisition	—	(8.0)
Other investing activities	(0.8)	(0.3)
Total	(28.9)	(35.5)

Financing activities:
Net repayment of long-term debt	(4.8)	0.2
Cash dividends paid	(20.8)	(18.9)
Shares purchased	(6.3)	(7.0)
Other financing activities	0.3	0.4
Total	(31.6)	(25.3)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	0.3
Net increase in cash and cash equivalents	$2.9	$21.1

Operating Cash Flow Commentary

•
Cash provided by operating activities of $63.7 million for the nine months ended September 30, 2018 was $17.9 million lower than cash provided by operating activities of $81.6 million in the prior year period. The reduction in cash flows resulted from lower operating income, higher contributions to pension plans to take advantage of the effects of the 2017 Tax Act, partly offset by reduced investment in working capital in 2018.

Investing Commentary:

•
For the nine months ended September 30, 2018 and 2017, cash used by investing activities was $28.9 million and $35.5 million, respectively. In the third quarter of 2017, we acquired a laminating asset for $8.0 million to support continued growth in our premium packaging business. For the full year 2018, we expect aggregate annual capital expenditures to be within our normal range of approximately 3% to 5% of net sales.

Financing Commentary:

Our liquidity requirements are provided by cash generated from operations and short and long-term borrowings.

•
For the nine months ended September 30, 2018 and 2017, cash used in financing activities was $31.6 million and $25.3 million, respectively. Cash used in financing activities consists primarily of net borrowings of long-term debt, dividends paid and share repurchases.

•
Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of September 30, 2018, we had $65.8 million outstanding under our Global Revolving Credit Facilities and $102.1 million of available credit (based on exchange rates at September 30, 2018).

•	We have required debt principal payments through September 30, 2019 of $2.0 million for principal payments on the German loan agreements.

•
For the nine months ended September 30, 2018, cash and cash equivalents increased $2.9 million to $7.4 million at September 30, 2018 from $4.5 million at December 31, 2017. Total debt decreased $5.9 million to $249.6 million at September 30, 2018 from $255.5 million at December 31, 2017. Net debt (total debt minus cash and cash equivalents) decreased by $8.8 million.

•
As of September 30, 2018, our cash balance of $7.4 million consists of $0.4 million in the U.S. and $7.0 million held at entities outside of the U.S. As of September 30, 2018, there were no restrictions regarding the repatriation of our non-U.S. cash.

Transactions With Shareholders

•
In November 2017, our Board of Directors approved an 11% increase in the quarterly dividend on our Common Stock, to $0.41 per share, effective with the March 2018 dividend payment. For the nine months ended September 30, 2018 and 2017, we paid cash dividends of $1.23 per common share or $20.8 million and $1.11 per common share or $18.9 million, respectively.

•
Purchases under the 2018 Stock Purchase Plan will be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. The 2018 Stock Purchase Plan does not require us to purchase any specific number of shares and may be suspended or discontinued at any time. For the nine months ended September 30, 2018 and 2017, we repurchased 79,179 shares of Common Stock at a cost of $6.3 million and 85,400 shares of Common Stock at a cost of $6.8 million, respectively. For further details on our Stock Purchase Plans refer to Note 10, "Stockholders' Equity" of Notes to Condensed Consolidated Financial Statements.

Other Items:

•
As of September 30, 2018, we had $43.1 million of state net operating losses ("NOLs"). Our state NOLs may be used to offset approximately $2.7 million in state income taxes. If not used, substantially all of the state NOLs will expire in various amounts between 2018 and 2036. In addition, as of September 30, 2018, we had $19.2 million of U.S. federal and $7.2 million of U.S. state research and development tax credits ("R&D Credits") which, if not used, will expire between 2030 and 2038 for the U.S. federal R&D Credits and between 2020 and 2033 for the state R&D Credits.

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

As of September 30, 2018, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the nine months ended September 30, 2018. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting (the Coldenhove business is still excluded) during the nine months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities:

The following table contains information about our purchases of our equity securities for the three months ended September 30, 2018.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (a)
July	—	$—	—	$18,702,438
August	—	$—	—	$18,702,438
September	—	$—	—	$18,702,438

(a)         As of September 30, 2018, the Company has purchased approximately 79,179 shares of Common Stock at an aggregate cost of $6.3 million under the 2018 Stock Purchase Plan.  For further discussion on the share repurchase plans refer to Note 10, "Stockholders' Equity" of Notes to Condensed Consolidated Financial Statements.

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

November 7, 2018