Form 10-Q
period 2019-03-31
Neenah Inc
filed 2019-05-03
CIK 1296435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of May 2, 2019, there were approximately 16,866,725 shares of the Company’s Common Stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
'[	2019	2018
Net sales	$239.7	$266.5
Cost of products sold	196.0	214.1
Gross profit	43.7	52.4
Selling, general and administrative expenses	25.3	26.8
SERP settlement loss (Note 7)	—	0.8
Other expense - net	1.0	0.7
Operating income	17.4	24.1
Interest expense - net	3.2	3.3
Income from continuing operations before income taxes	14.2	20.8
Provision for income taxes	2.4	4.6
Net income	$11.8	$16.2

Earnings Per Common Share
Basic	$0.70	$0.96
Diluted	$0.69	$0.95

Weighted Average Common Shares Outstanding (in thousands)
Basic	16,862	16,847
Diluted	16,921	17,006

Cash Dividends Declared Per Share of Common Stock	$0.45	$0.41

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$11.8	$16.2
Unrealized foreign currency translation gain (loss)	(3.2)	5.5
Reclassification of amortization of adjustments to pension and other postretirement benefit liabilities recognized in net periodic benefit cost (Note 7)	1.7	1.6
Reclassification of SERP settlement loss (Note 7)	—	0.8
Net gain from pension and other postretirement benefit plans	—	0.4
Income (loss) from other comprehensive income items	(1.5)	8.3
Provision for income taxes	0.2	1.0
Other comprehensive income (loss)	(1.7)	7.3
Comprehensive income	$10.1	$23.5

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$7.6	$9.9
Accounts receivable (less allowances of $1.4 million and $1.3 million)	126.5	114.8
Inventories	135.3	131.6
Prepaid and other current assets	16.4	21.6
Total Current Assets	285.8	277.9
Property, Plant and Equipment
Property, plant and equipment, at cost	838.8	840.2
Less accumulated depreciation	449.3	444.0
Property, Plant and Equipment—net	389.5	396.2
Lease Right-of-Use Assets (Note 11)	16.2	—
Deferred Income Taxes	15.6	16.4
Goodwill	83.1	84.0
Intangible Assets—net	69.6	70.7
Other Noncurrent Assets	16.1	16.0
TOTAL ASSETS	$875.9	$861.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$2.7	$2.3
Lease liabilities payable within one year (Note 11)	3.1	—
Accounts payable	59.6	63.3
Accrued expenses	49.3	55.2
Total Current Liabilities	114.7	120.8
Long-term Debt	243.4	236.8
Deferred Income Taxes	14.1	14.4
Noncurrent Employee Benefits	91.5	92.9
Noncurrent Lease Liabilities (Note 11)	13.9	—
Other Noncurrent Obligations	4.1	6.1
TOTAL LIABILITIES	481.7	471.0
Contingencies and Legal Matters (Note 10)	—	—
TOTAL STOCKHOLDERS’ EQUITY	394.2	390.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$875.9	$861.2

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions, shares in thousands)
(Unaudited)

	Three Months Ended March 31, 2019
	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2018	18,597	$0.2	$(76.6)	$328.5	$243.2	$(105.1)	$390.2
Net income	—	—	—	—	11.8	—	11.8
Other comprehensive loss, after income tax benefit	—	—	—	—	—	(1.7)	(1.7)
Dividends declared	—	—	—	—	(7.6)	—	(7.6)
Shares purchased (Note 9)	—	—	(0.3)	—	—	—	(0.3)
Stock options exercised	9	—	—	—	—	—	—
Restricted stock vesting (Note 9)	3	—	(0.1)	—	—	—	(0.1)
Stock-based compensation	—	—	—	1.9	—	—	1.9
Other/Currency	—	—	—	—	—	—	—
Balance, March 31, 2019	18,609	$0.2	$(77.0)	$330.4	$247.4	$(106.8)	$394.2

	Three Months Ended March 31, 2018
	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2017	18,458	$0.2	$(65.8)	$323.9	$235.7	$(94.1)	$399.9
Net income	—	—	—	—	16.2	—	16.2
Other comprehensive income, after income tax benefit	—	—	—	—	—	7.3	7.3
Reclassification of the unrealized loss on "available-for-sale" securities	—	—	—	—	(0.3)	0.3	—
Reclassification of deferred income taxes on intra-entity asset transfers	—	—	—	—	(0.8)	—	(0.8)
Dividends declared	—	—	—	—	(7.0)	—	(7.0)
Shares purchased (Note 9)	—	—	(5.3)	—	—	—	(5.3)
Stock options exercised	20	—	—	0.1	—	—	0.1
Stock-based compensation	—	—	—	1.8	—	—	1.8
Other/Currency	—	—	—	—	—	—	—
Balance, March 31, 2018	18,478	$0.2	$(71.1)	$325.8	$243.8	$(86.5)	$412.2

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$11.8	$16.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8.8	9.4
Stock-based compensation	1.9	1.8
Deferred income tax provision	0.5	2.3
SERP settlement loss (Note 7)	—	0.8
Non-cash effects of changes in liabilities for uncertain income tax positions	(0.4)	0.1
Increase in working capital	(20.9)	(18.9)
Pension and other postretirement benefits	1.5	(3.5)
Other	(0.2)	(0.1)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3.0	8.1

INVESTING ACTIVITIES
Capital expenditures	(4.3)	(7.6)
Purchase of marketable securities	(0.2)	—
Other	(0.2)	(0.3)
NET CASH USED IN INVESTING ACTIVITIES	(4.7)	(7.9)

FINANCING ACTIVITIES
Long-term borrowings (Note 6)	62.9	104.2
Repayments of long-term debt (Note 6)	(55.5)	(90.5)
Debt issuance costs	(0.2)	—
Cash dividends paid	(7.6)	(7.0)
Shares purchased (Note 9)	(0.3)	(5.3)
Proceeds from exercise of stock options	—	0.1
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(0.7)	1.5

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	0.1	0.2
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2.3)	1.9
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9.9	4.5
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7.6	$6.4

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest expense capitalized	$0.6	$0.8
Cash paid during period for income taxes	$4.3	$2.4
Non-cash investing activities:
Liability for equipment acquired	$2.6	$3.0

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

Earnings per Share ("EPS")

The following table presents the computation of basic and diluted EPS (dollars in millions except per share amounts, shares in thousands):

Earnings Per Basic Common Share

	Three Months Ended March 31,
	2019	2018
Income from continuing operations	$11.8	$16.2
Amounts attributable to participating securities	—	(0.1)
Net income available to common stockholders	$11.8	$16.1

Weighted-average basic shares outstanding	16,862	16,847

Basic earnings per share	$0.70	$0.96

Earnings Per Diluted Common Share

	Three Months Ended March 31,
	2019	2018
Income from continuing operations	$11.8	$16.2
Amounts attributable to participating securities	—	(0.1)
Net income available to common stockholders	$11.8	$16.1

Weighted-average basic shares outstanding	16,862	16,847
Add: Assumed incremental shares under stock compensation plans (a)	59	159
Weighted-average diluted shares	16,921	17,006

Diluted earnings per share	$0.69	$0.95

(a)         For the three months ended March 31, 2019 and 2018, there were 231,332 and 197,200 potentially dilutive options, respectively, excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s Common Stock.

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

The following table presents the carrying value and the fair value of the Company’s debt.

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
2021 Senior Notes (5.25% fixed rate)	$175.0	$171.5	$175.0	$170.5
Global Revolving Credit Facilities (variable rates)	65.3	65.3	57.9	57.9
German loan agreement (2.45% fixed rate)	4.4	4.6	4.8	5.1
German loan agreement (1.45% fixed rate)	4.8	4.8	4.9	4.9
Total debt	$249.5	$246.2	$242.6	$238.4

(a)         The fair value for all debt instruments was estimated from Level 2 measurements using rates currently available to the Company for debt of the same remaining maturities.

As of March 31, 2019, the Company had $3.8 million in marketable securities in the U.S. classified as "Other Noncurrent Assets" on the Condensed Consolidated Balance Sheet. The cost of such marketable securities was $4.3 million. Fair value for the Company’s marketable securities was estimated from Level 1 inputs. The Company’s marketable securities are designated for the payment of benefits under its supplemental employee retirement plan ("SERP"). As of March 31, 2019, Neenah Germany had investments of $1.6 million that were restricted to the payment of certain post-retirement employee benefits of which $0.5 million and $1.1 million are classified as "Prepaid and other current assets" and "Other Noncurrent Assets", respectively, on the Condensed Consolidated Balance Sheet.

Note 2.  Accounting Standards Changes

In August 2018, the SEC issued Final Rule 33-10532 that amends certain of its disclosure requirements that have become redundant, overlapping or superseded, in light of other SEC disclosure requirements, GAAP or changes in the information environment. The final rule also included a requirement to present a statement of changes in stockholders’ equity in interim period filings, effective with this Form 10-Q.

As of March 31, 2019, no other amendments to disclosure requirements of the SEC and no amendments to the ASC have been issued that will have or are reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows.

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
The following tables represent a disaggregation of segment revenue from contracts with customers for the three months ended March 31, 2019 and 2018.
The technical products business is an international producer of fiber-formed, coated and/or saturated specialized media that delivers high performance benefits to customers. Included in this segment are transportation and other filtration media ("Filtration"), tape and abrasives backings products ("Backings"), and digital image transfer, durable label and other specialty substrate products ("Specialty"). Following the disposition of the Brattleboro mill which eliminated a significant portion of the products of the Other business segment, in January 2019 the Company realigned the remaining products manufactured in the Other business segment to be managed as part of the Technical Products business segment. As a result, the Company presented the net sales and operating income for the three months ended March 31, 2019 of this remaining portion of the Other business segment within the Technical Products business segment and recast the comparable 2018 information into Specialty products. Refer to Note 12, "Business Segment Information", for further discussion on the amount recast.

	Three Months Ended March 31,
	2019	2018
Filtration	42%	42%
Backings	25%	28%
Specialty	33%	30%
Total	100%	100%

The fine paper and packaging business is a leading supplier of premium printing and other high end specialty papers ("Graphic Imaging"), premium packaging ("Packaging") and specialty office papers ("Filing/Office") primarily in North America. With the sale of the Brattleboro mill in 2018 the Filing/Office category has been eliminated.

	Three Months Ended March 31,
	2019	2018
Graphic Imaging	79%	77%
Packaging	21%	19%
Filing/Office	—%	4%
Total	100%	100%

The following tables represent a disaggregation of revenue from contracts with customers by location of the selling entities for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
United States	71%	70%
Germany	22%	23%
Rest of Europe	7%	7%
Total	100%	100%

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

Note 4.  Supplemental Balance Sheet Data

The following table presents inventories by major class:

	March 31, 2019	December 31, 2018
Raw materials	$35.8	$35.6
Work in progress	29.6	30.1
Finished goods	81.5	78.3
Supplies and other	3.4	3.0
	150.3	147.0
Adjust FIFO inventories to LIFO cost	(15.0)	(15.4)
Total	$135.3	$131.6

The FIFO values of inventories valued on the LIFO method were $121.5 million and $109.1 million as of March 31, 2019 and December 31, 2018, respectively. For the three months ended March 31, 2019, income from continuing operations before income taxes was reduced by less than $0.1 million due to a decrease in certain LIFO inventory quantities.

The following table presents changes in accumulated other comprehensive income (loss) ("AOCI") for the three months ended March 31, 2019:

	Net Unrealized Foreign Currency Translation Gain (Loss)	Net Gain (Loss) from Pension and Other Postretirement Liabilities	Accumulated Other Comprehensive Income (Loss)
AOCI — December 31, 2018	$(15.5)	$(89.6)	$(105.1)
Other comprehensive loss before reclassifications	(3.2)	—	(3.2)
Amounts reclassified from AOCI	—	1.7	1.7
Income (loss) from other comprehensive income items	(3.2)	1.7	(1.5)
Provision (benefit) for income taxes	(0.2)	0.4	0.2
Other comprehensive income (loss)	(3.0)	1.3	(1.7)
AOCI — March 31, 2019	$(18.5)	$(88.3)	$(106.8)

For the three months ended March 31, 2019 and 2018, the Company reclassified $1.7 million and $1.6 million, respectively, of costs from AOCI to "Other expense - net" on the Condensed Consolidated Statements of Operations. For each of the three months ended March 31, 2019 and 2018, the Company recognized an income tax benefit of $0.4 million related to such reclassifications classified as "Provision for income taxes" on the Condensed Consolidated Statements of Operations.

Note 5. Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Income tax expense represented 17% and 22% of pre-tax book income for the three months ended March 31, 2019 and 2018, respectively. The Company's effective income tax rate in both periods reflected the benefit of research and development tax credits ("R&D Credits") and excess tax benefits from stock compensation. The effective income tax rate for the three months ended March 31, 2018 included an unfavorable adjustment to the provisional estimates of the impacts of the Tax Cuts and Jobs Act of 2017 (the "TCJA"), while the rate in the first quarter of 2019 reflected a favorable adjustment to the reserve for uncertain tax positions following completion of a German tax audit.

Note 6.  Debt

Long-term debt consisted of the following:

	March 31, 2019	December 31, 2018
2021 Senior Notes (5.25% fixed rate) due May 2021	$175.0	$175.0
Global Revolving Credit Facilities (variable rates) due December 2023	65.3	57.9
German loan agreement (2.45% fixed rate) due in quarterly installments ending September 2022	4.4	4.8
German loan agreement (1.45% fixed rate) due in quarterly installments from June 2019 through March 2023	4.8	4.9
Deferred financing costs	(3.4)	(3.5)
Total debt	246.1	239.1
Less: Debt payable within one year	2.7	2.3
Long-term debt	$243.4	$236.8

2021 Senior Notes

In May 2013, the Company completed an underwritten offering of eight-year senior unsecured notes (the "2021 Senior Notes") at a face amount of $175 million. The 2021 Senior Notes contain terms, covenants and events of default with which the Company must comply, which the Company believes are ordinary and standard for notes of this nature. As of March 31, 2019, the Company was in compliance with all terms of the indenture for the 2021 Senior Notes.

Amended and Restated Secured Revolving Credit Facility

In December 2018, the Company amended and restated its existing credit facility by entering into the Fourth Amended and Restated Credit Agreement (the "Fourth Amended Credit Agreement").

The Fourth Amended Credit Agreement contains covenants with which the Company and its subsidiaries must comply during the term of the agreement, which the Company believes are ordinary and standard for agreements of this nature. As of March 31, 2019, the Company was in compliance with all terms of the Fourth Amended Credit Agreement.

Availability under the Global Revolving Credit Facilities varies over time depending on the value of the Company’s inventory, receivables and various capital assets. As of March 31, 2019, the Company had $65.3 million of borrowings and $0.6 million in letters of credit outstanding under the Global Revolving Credit Facilities and $159.1 million of available credit (based on exchange rates at March 31, 2019). As of March 31, 2019, the weighted-average interest rate on outstanding Global Revolving Credit Facility borrowings was 3.4 percent per annum. As of December 31, 2018, the weighted-average interest rate under the Global Revolving Credit Facilities was 2.9 percent per annum.

Under the terms of the 2021 Senior Notes and the Fourth Amended Credit Agreement, the Company has limitations on its ability to repurchase shares of and pay dividends on its Common Stock. These limitations are triggered depending on the Company’s credit availability under the Fourth Amended Credit Agreement and leverage levels under the Senior Notes. As of March 31, 2019, none of these covenants were restrictive to the Company’s ability to repurchase shares of and pay dividends on its Common Stock.

For additional information about our debt agreements, see Note 7, "Debt" of the Notes to Consolidated Financial Statements in our 2018 Form 10-K.

Borrowings and Repayments of Long-Term Debt

The Condensed Consolidated Statements of Cash Flows present borrowings and repayments under the Global Revolving Credit Facilities using a gross approach. This approach presents not only discrete borrowings for transactions such as a business acquisition, but also reflects all borrowings and repayments that occur as part of daily management of cash receipts and disbursements. For the three months ended March 31, 2019, the Company made scheduled debt repayments of $0.3 million and net long-term debt borrowings of $7.7 million related to daily cash management activities. For the three months ended March 31, 2018, the Company made scheduled debt repayments of $0.3 million and net long-term debt borrowings of $14.0 million related to daily cash management activities.

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

The following table presents the components of net periodic benefit cost for the Company’s defined benefit plans and postretirement plans other than pensions:

Components of Net Periodic Benefit Cost for Defined Benefit Plans

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended March 31,
	2019	2018	2019	2018
Service cost	$1.3	$1.7	$0.3	$0.3
Interest cost	4.1	4.0	0.4	0.3
Expected return on plan assets (a)	(5.0)	(5.3)	—	—
Recognized net actuarial loss	1.5	1.3	0.2	0.2
Amortization of prior service benefit	0.1	0.1	—	—
Amount of settlement loss recognized (b)	—	0.8	—	$—
Net periodic benefit cost	$2.0	$2.6	$0.9	$0.8

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

(b) For the three months ended March 31, 2018, the Company recognized a settlement loss of $0.8 million related to the SERP.

The Company records the service cost component of net periodic benefit cost as part of cost of sales and selling, general and administrative ("SG&A") expenses; and the non-service cost components of net periodic benefit cost (i.e., interest cost, expected return on plan assets, net actuarial gains or losses, and amortization of prior service cost or credits) as part of "Other expense - net" on the Condensed Consolidated Statements of Operations.
The Company expects to make aggregate contributions to qualified and nonqualified defined benefit pension trusts and to pay pension benefits for unfunded pension and other postretirement benefit plans of approximately $15.1 million in calendar 2019.  For the three months ended March 31, 2019, the Company made $2.0 million of such payments. The Company made similar payments of $5.9 million and $20.3 million for the three months ended March 31, 2018 and for the year ended December 31, 2018, respectively.

Multi-Employer Plan

In June 2018, the Company and representatives of the United Steelworkers Union (the "USW") of the Lowville mill reached an agreement to withdraw from the Pace Industry Union-Management Pension Fund (“PIUMPF”), effective July 1, 2018. As a result, the Company recorded an estimated withdrawal liability of $1.0 million, which assumes payment of $0.1 million per year over 20 years, discounted at a credit adjusted risk-free rate of 5.7%. In addition to the withdrawal liability, PIUMPF may also demand payment from the Company of a pro-rata share of the fund's accumulated funding deficiency. Based on the latest information available from PIUMPF, the Company estimates the demand of accumulated funding deficiency to be in the range of $1.0 to $1.25 million. The Company reserves the right to challenge any such demand and believes this demand is unenforceable. As such, the Company has not recorded a liability for this amount as of March 31, 2019.

Note 8.  Stock Compensation Plan

Stock Options and Stock Appreciation Rights ("Options")

The following table presents information regarding Options awarded during the three months ended March 31, 2019:

Options granted	1,338
Per share weighted average exercise price	$69.20
Per share weighted average grant date fair value	$11.50

The weighted-average grant date fair value for Options granted during the three months ended March 31, 2019 was estimated using the Black-Scholes option valuation model with the following assumptions:

Expected term in years	5.0
Risk free interest rate	2.6%
Volatility	22.9%
Dividend yield	3.0%

The following table presents information regarding Options that vested during the three months ended March 31, 2019:

Options vested	104,577
Aggregate grant date fair value of Options vested (in millions)	$1.5

The following table presents information regarding outstanding Options:

	March 31, 2019	December 31, 2018
Options outstanding	437,539	451,081
Aggregate intrinsic value (in millions)	$3.3	$2.7
Per share weighted average exercise price	$68.81	$67.46
Exercisable Options	333,235	240,903
Aggregate intrinsic value (in millions)	$3.3	$2.6
Unvested Options	104,304	210,178
Per share weighted average grant date fair value	$14.43	$14.21

Performance Share Units ("PSUs") and Restricted Share Units ("RSUs")

For the three months ended March 31, 2019, the Company granted target awards of 47,412 PSUs. The measurement period for three fourths of the PSUs is January 1, 2019 through December 31, 2019, and for the remaining fourth of the PSUs is January 1, 2019 through December 31, 2021. The PSUs vest on December 31, 2021. Common Stock equal to not less than 0 percent and not more than 200 percent of the PSUs target will be awarded based on the Company’s return on invested capital, consolidated revenue growth, EPS and total return to shareholders relative to the companies in the Russell 2000® Value small cap index. The Company’s return on invested capital, consolidated revenue growth and EPS are adjusted for certain items as further described in the Performance Share Award Agreement. The market price on the date of grant for the PSUs was $69.20 per share.

For the three months ended March 31, 2019, the Company awarded 35,374 RSUs to certain employees. The weighted average grant date fair value of such awards was $69.20 per share and the one third of the shares will vest on each of the first three anniversaries of the grant date, with certain exceptions for retiring employees. During the vesting period, the holders of the RSUs are entitled to dividends, but the RSUs do not have voting rights and are forfeited in the event the holder is no longer an employee.

Note 9.  Stockholders’ Equity

Common Stock

As of March 31, 2019 and December 31, 2018, the Company had 16,866,000 shares and 16,859,000 shares of Common Stock outstanding, respectively.

In November 2018, the Company's Board of Directors authorized a program for the purchase of up to $25 million of outstanding Common Stock effective January 1, 2019 (the "2019 Stock Purchase Plan"). The program does not require the Company to purchase any specific number of shares and may be suspended or discontinued at any time. Purchases under the 2019 Stock Purchase Plan will be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. The Company also had $25 million repurchase programs in place during the preceding two years that expired in December 2018 (the “2018 Stock Purchase Plan”) and December 2017 (the “2017 Stock Purchase Plan”),
respectively.

The following table shows shares purchased and value ($ in millions) under the respective stock purchase plans:

	Three Months Ended March 31,
	2019		2018
	Shares	Amount	Shares	Amount
2019 Stock Purchase Plan	4,285	$0.3	—	$—
2018 Stock Purchase Plan	—	—	66,724	5.3

For the three months ended March 31, 2019, the Company acquired 923 shares of Common Stock, at a cost of less than $0.1 million for shares surrendered by employees to pay taxes due on vested restricted stock awards.

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

Employees and Labor Relations

The Company’s U.S. union employees are represented by the USW.  Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the "IG BCE"). In the Netherlands, most of our employees are eligible to be represented by the Christelijke Nationale Vakbond ("CNV") and the Federatie Nederlandse Vakvereniging ("FNV"). As of March 31, 2019, the Company had approximately 116 U.S. employees covered under collective bargaining agreements that will expire in the next 12 months. The following table shows the expiration dates of the Company’s various bargaining agreements and the number of employees covered under each of these agreements.

Contract Expiration Date	Location	Union	Number of Employees
May 2019 (b)	Appleton, WI	USW	116
April 2020	Eerbeek, Netherlands	CNV, FNV	(a)
August 2020	Neenah Germany	IG BCE	(a)
January 2021	Whiting, WI	USW	210
June 2021	Neenah, WI	USW	266
July 2021	Munising, MI	USW	192
November 2021	Lowville, NY	USW	102

(a)        Under German and Dutch laws, union membership is voluntary and does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement with the IG BCE, and the CNV and FNV cannot be determined.
(b) The Company is currently in negotiations with the USW. Until a new contract is signed, the terms of the previous contract still apply.

The Company’s United Kingdom salaried and hourly employees are eligible to participate in Unite the Union ("UNITE") on an individual basis, but not under a collective bargaining agreement.

Note 11.  Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) using the modified retrospective transition option. The Company also elected the package of transition provisions available for expired or existing contracts, which allowed us to carry forward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The most significant change was related to the recognition of right-of-use ("ROU") assets and corresponding lease liabilities of $17 million on the Condensed Consolidated Balance Sheet as of January 1, 2019. The adoption of this standard did not have a material impact related to existing leases and as a result, a cumulative-effect adjustment was not recorded. The Company also completed the implementation of new processes to assist in the ongoing lease data collection and analysis, and updated its accounting policies and internal controls in connection with the adoption of the new standard.
The Company has operating leases for corporate offices, warehouses and certain equipment, with remaining lease terms of up to 11 years, some of which include options to extend the leases for up to 5 years. The Company determines if an arrangement is a lease at inception. Operating leases with terms greater than 12 months are included in "Lease Right-of-Use Assets", "Lease liabilities payable within one year" and "Noncurrent lease liabilities" on the Condensed Consolidated Balance Sheets. As of March 31, 2019, the Company did not have any finance leases.
Operating lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
The Company’s lease agreements contain lease and non-lease components, which are accounted for as a single lease component. Additionally, for certain equipment leases, the Company applies a portfolio approach to effectively account for the operating lease ROU assets and liabilities.
The components of lease expense were as follows:

Three Months Ended March 31, 2019

Operating lease cost	$0.9
Short-term lease cost	0.5
Variable lease cost (a)	0.4

(a)	The variable lease costs consist mainly of a warehouse lease where the cost is determined based on the square footage used each month.

Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$0.9
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	0.8

Three Months Ended March 31, 2019

Weighted average remaining lease term
Operating leases	8.4 years
Weighted average discount rate
Operating leases	4.8%

Maturities of lease liabilities were as follows:

Year Ending December 31,	Operating Leases
2019 (excluding the three months ended March 31, 2019)	$2.5
2020	2.7
2021	2.6
2022	2.3
2023	2.1
Thereafter	9.0
Total lease payments	21.2
Less: Imputed interest	4.2
Total lease liabilities	$17.0

Note 12.  Business Segment Information

Following the disposition of the Brattleboro mill which eliminated a significant portion of the products of the Other business segment, in January 2019 the Company realigned the remaining products manufactured in the Other business segment to be managed as part of the Technical Products business segment. As a result, the Company recast the comparable 2018 information and presented the $4.5 million of net sales for the three months ended March 31, 2018 of this remaining portion of the Other business segment within the Technical Products business segment. The 2018 operating income (loss) of the Other business segment was immaterial and was not recast. The Company also recast the total assets by segment and presented the $12.9 million of total assets as of December 31, 2018 of this remaining portion of the Other business segment within the Technical Products business segment.

The Company’s reportable operating segments consist of Technical Products, Fine Paper and Packaging and, in the prior year period only, Other.

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

•	The Fine Paper and Packaging segment is a leading supplier of premium printing and other high-end specialty papers, and premium packaging, primarily in North America.

•
The Other segment was composed of papers sold to converters for end uses such as covering materials for datebooks, diaries, yearbooks and traditional photo albums. These product lines represented an operating segment which did not meet the quantitative threshold for a reportable segment, however, due to the dissimilar nature of these products, they were previously not managed as part of either the Fine Paper and Packaging or Technical Products segments.

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

The following tables summarize the net sales, operating income, and total assets for each of the Company’s business segments.

	Three Months Ended March 31,
	2019	2018
Net sales
Technical Products	$140.0	$153.5
Fine Paper and Packaging	99.7	111.6
Other	—	1.4
Consolidated	$239.7	$266.5

	Three Months Ended March 31,
	2019	2018 (a)
Operating income (loss)
Technical Products	$11.3	$17.5
Fine Paper and Packaging	11.9	12.8
Other	—	—
Unallocated corporate costs	(5.8)	(6.2)
Consolidated	$17.4	$24.1

(a)	Consolidated operating income for three months ended March 31, 2018 includes a SERP settlement loss of $0.8 million in Unallocated corporate costs.

	March 31, 2019	December 31, 2018
Total Assets (a)
Technical Products	$604.8	$599.3
Fine Paper and Packaging	235.5	234.7
Corporate (b)	35.6	27.2
Consolidated	$875.9	$861.2

(a)	Segment identifiable assets are those that are directly used in the segments operations.

(b)	Corporate assets are primarily deferred income taxes and lease ROU assets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our financial position as of March 31, 2019 and our results of operations for the three months ended March 31, 2019 and 2018. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See "Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements.

Executive Summary

For the three months ended March 31, 2019, consolidated net sales of $239.7 million decreased $26.8 million (10%) from the prior year period. Lower revenues resulted from the divestiture of the Brattleboro mill in December 2018, unfavorable foreign currency effects in Technical Products, and lower volumes in both segments reflecting weaker global market conditions. These items were partly offset by increased selling prices in both segments and a more favorable Technical Products mix.

Consolidated operating income for the three months ended March 31, 2019 of $17.4 million decreased $6.7 million from the prior year period. The decrease was due to $11.8 million of higher manufacturing costs, comprised of $7.7 million of higher input costs and $4.1 million of operational cost inefficiencies mostly related to lower sales and production volumes. These increased costs were partly offset by higher selling prices, lower selling, general, and administrative expenses and distribution costs, and a higher value sales mix. Excluding a SERP settlement loss of $0.8 million for 2018, adjusted operating income decreased $7.5 million (30%) from $24.9 million to $17.4 million. See the reconciliation table on F-20 for further detail.

Cash provided by operating activities of $3.0 million for the three months ended March 31, 2019 was $5.1 million lower than cash generated of $8.1 million in the prior year period. The reduction in cash flows resulted primarily from lower operating income and higher foreign income tax payments, partly offset by accelerated contributions to U.S. pension plans and a SERP payment in 2018. In addition, for the three months ended March 31, 2019 and 2018, cash used by investing activities was $4.7 million and $7.9 million, respectively.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, earnings before interest and taxes (which we refer to as "operating income") and other information relevant to an understanding of our results of operations for the three months ended March 31, 2019 and 2018.

Following the disposition of the Brattleboro mill in December 2018, which reduced the sales in the Fine Paper and Packaging business segment and eliminated a significant portion of the products of the Other business segment, in January 2019 we realigned the remaining products manufactured in the Other business segment to be managed as part of the Technical Products business segment. As a result, we recast the comparable 2018 information and presented the $4.5 million of net sales for the three months ended March 31, 2018 of this remaining portion of the Other business segment within the Technical Products business segment. The 2018 operating income (loss) of the Other business segment was immaterial and was not recast.

Analysis of Net Sales — Three Months Ended March 31, 2019 and 2018

The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended March 31,
	2019		2018
Net sales
Technical Products	$140.0	58%	$153.5	57%
Fine Paper and Packaging	99.7	42%	111.6	42%
Other	—	—%	1.4	1%
Consolidated	$239.7	100%	$266.5	100%

Commentary:

The following table presents our net sales by segment for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Change in Net Sales Compared to Prior Period
				Change Due To
	2019	2018	Total Change	Volume	Net Price (a)	Currency
Technical Products	$140.0	$153.5	$(13.5)	$(13.0)	$5.2	$(5.7)
Fine Paper and Packaging	99.7	111.6	$(11.9)	(13.8)	1.9	—
Other	—	1.4	$(1.4)	(1.4)	—	—
Consolidated	$239.7	$266.5	$(26.8)	$(28.2)	$7.1	$(5.7)

(a)         Includes changes in selling price and product mix.

Consolidated net sales of $239.7 million for the three months ended March 31, 2019 decreased $26.8 million (10%) from the prior year period. Lower revenues resulted from the divestiture of the Brattleboro mill in December 2018, unfavorable foreign currency effects in Technical Products, and lower volumes in both segments reflecting weaker global market conditions. These items were partly offset by increased selling prices in both segments and a more favorable Technical Products mix.

•
Net sales in our technical products business decreased $13.5 million (9%) from the prior year period. The revenue decline resulted from lower volumes due to weaker global market conditions and negative foreign currency impacts, partly offset by higher net selling prices and a higher value mix.

•
Net sales in our fine paper and packaging business decreased $11.9 million (11%) from the prior year period. Approximately half of the decline was due to the sale of Brattleboro, with the remainder mostly due to lower commercial print volume. These items were partly offset by higher selling prices.

 Analysis of Operating Income — Three Months Ended March 31, 2019 and 2018

The following table sets forth line items from our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended March 31,
	2019	2018
Net sales	100.0%	100.0%
Cost of products sold	81.8	80.3
Gross profit	18.2	19.7
Selling, general and administrative expenses	10.6	10.1
SERP settlement loss	—	0.3
Other expense - net	0.3	0.3
Operating income	7.3	9.0
Interest expense - net	1.4	1.2
Income from continuing operations before income taxes	5.9	7.8
Provision for income taxes	1.0	1.6
Income from continuing operations	4.9%	6.1%

Commentary:

The following table presents our operating income by segment for the three months ended March 31, 2019 and 2018:

			Change in Operating Income Compared to Prior Period
	Three Months Ended March 31,			Change Due To
			Total		Net	Input
	2019	2018	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$11.3	$17.5	$(6.2)	$(3.6)	$4.5	$(3.6)	$(0.7)	$(2.8)
Fine Paper and Packaging	11.9	12.8	(0.9)	(0.6)	2.8	(4.1)	—	1.0
Other	—	—	—	—	—	—	—	—
Unallocated corporate costs	(5.8)	(6.2)	0.4	—	—	—	—	0.4
Consolidated	$17.4	$24.1	$(6.7)	$(4.2)	$7.3	$(7.7)	$(0.7)	$(1.4)

(a)         Includes changes in selling price and product mix.
(b)         Includes price changes for raw materials and energy.
(c)          Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and SG&A expenses.

Consolidated operating income decreased $6.7 million from the prior year period to $17.4 million for the three months ended March 31, 2019. The decrease was due to $11.8 million of higher manufacturing costs, comprised of $7.7 million of higher input costs and $4.1 million of operational cost inefficiencies mostly related to lower sales and production volumes. These increased costs were partly offset by higher selling prices, lower selling, general, and administrative expenses and distribution costs, and a higher value sales mix. Excluding a SERP settlement loss of $0.8 million for 2018, adjusted operating income decreased $7.5 million (30%) from $24.9 million to $17.4 million. See the reconciliation table below for further detail.

•
Operating income for our technical products business decreased $6.2 million from the prior year period. Operating income decreased as increased selling prices and a higher-value mix were more than offset by the impacts of lower sales and $7.1 million of higher manufacturing costs, including equal amounts of higher input costs and operational inefficiencies mostly related to lower volumes. Negative foreign currency impacts due to a weaker euro additionally reduced operating income by $0.7 million.

•
Operating income for our fine paper and packaging business decreased $0.9 million from the prior year period, due to $4.1 million of higher input costs that were mostly offset by benefits from higher selling prices, lower SG&A and distribution costs, and the sale of the Brattleboro mill.

•
Unallocated corporate expenses for the three months ended March 31, 2019 of $5.8 million decreased $0.4 million from the prior year period. The costs for 2018 included $0.8 million for a SERP settlement loss.

The following table sets forth our operating income by segment, adjusted for the effects of certain costs, for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Technical Products
GAAP Operating Income	$11.3	$17.5
Adjustments	—	—
Adjusted Operating Income	11.3	17.5

Fine Paper and Packaging
GAAP Operating Income	11.9	12.8
Adjustments	—	—
Adjusted Operating Income	11.9	12.8

Other/Unallocated Corporate
GAAP Operating Loss	(5.8)	(6.2)
SERP Settlement Loss	—	0.8
Adjusted Operating Loss	(5.8)	(5.4)

Consolidated
GAAP Operating Income	17.4	24.1
SERP Settlement Loss	—	0.8
Adjusted Operating Income	$17.4	$24.9

In accordance with generally accepted accounting principles in the United States ("GAAP"), consolidated operating income includes the effects of a SERP settlement loss in 2018. We believe that by adjusting reported operating income to exclude the effects of such item, the resulting adjusted operating income is on a basis that reflects the results of our ongoing operations. We believe that providing adjusted operating results will help investors gain an additional perspective of underlying business trends and results. Adjusted operating income is not a recognized term under GAAP and should not be considered in isolation or as a substitute for operating income derived in accordance with GAAP. Other companies may use different methodologies for calculating their non-GAAP financial measures and, accordingly, our non-GAAP financial measures may not be comparable to their measures.

Additional Statement of Operations Commentary:

•
SG&A expense of $25.3 million for the three months ended March 31, 2019 was $1.5 million lower than SG&A expense of $26.8 million in the prior year period. For the three months ended March 31, 2019, SG&A expense as a percent of sales increased to 10.6% from 10.1% in the prior year period due to lower sales and timing of SG&A costs.

•	For the three months ended March 31, 2019, we incurred net interest expense of $3.2 million compared with $3.3 million in the prior year period.

•
Historically, our effective tax rate has differed from the U.S. statutory tax rate primarily due to the proportion of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate, research and development and other tax credits and excess tax benefits from stock compensation. For the three months ended March 31, 2019 and 2018, we recorded an income tax expense of $2.4 million and $4.6 million, respectively. The effective income tax rate was 17% for the three months ended March 31, 2019 and 22% for the three months ended March 31, 2018. The effective income tax rate for the three months ended March 31, 2018 included an unfavorable adjustment to the provisional estimates of the impacts of the TCJA, while the rate in the first quarter of 2019 reflected a favorable adjustment to the reserve for uncertain tax positions following completion of a German tax audit.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2019	2018
Net cash flow provided by (used in):
Operating activities	$3.0	$8.1

Investing activities:
Capital expenditures	(4.3)	(7.6)
Other investing activities	(0.4)	(0.3)
Total	(4.7)	(7.9)

Financing activities:
Net borrowing of long-term debt	7.4	13.7
Cash dividends paid	(7.6)	(7.0)
Shares purchased	(0.3)	(5.3)
Other financing activities	(0.2)	0.1
Total	(0.7)	1.5
Effect of exchange rate changes on cash and cash equivalents	0.1	0.2
Net (decrease) increase in cash and cash equivalents	$(2.3)	$1.9

Operating Cash Flow Commentary

•
Cash provided by operating activities of $3.0 million for the three months ended March 31, 2019 was $5.1 million lower than cash provided by operating activities of $8.1 million in the prior year period. The reduction in cash flows resulted primarily from lower operating income and higher foreign income tax payments, partly offset by accelerated contributions to U.S. pension plans and a SERP payment in 2018. Both periods reflected expected seasonal increases in working capital, as receivables and inventories grew from from year-end lows.

Investing Commentary:

•
For the three months ended March 31, 2019 and 2018, cash used by investing activities was $4.7 million and $7.9 million, respectively. For the full year 2019, we expect aggregate annual capital expenditures to be within our normal range of approximately 3% to 5% of net sales.

Financing Commentary:

Our liquidity requirements are provided by cash generated from operations and short and long-term borrowings.

•
For the three months ended March 31, 2019 and 2018, cash used in/provided by financing activities was $(0.7) million and $1.5 million, respectively. Cash related to financing activities consists primarily of net borrowings of long-term debt, dividends paid and share repurchases.

•
Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of March 31, 2019, we had $65.3 million outstanding under our Global Revolving Credit Facilities and $159.1 million of available credit (based on exchange rates at March 31, 2019).

•	We have required debt principal payments through March 31, 2020 of $2.7 million for principal payments on the two German loan agreements.

•
For the three months ended March 31, 2019, cash and cash equivalents decreased $2.3 million to $7.6 million at March 31, 2019 from $9.9 million at December 31, 2018. Total debt increased $7.0 million to $246.1 million at March 31, 2019 from $239.1 million at December 31, 2018. Net debt (total debt minus cash and cash equivalents) increased by $9.3 million.

•
As of March 31, 2019, our cash balance of $7.6 million consists of $0.5 million in the U.S. and $7.1 million held at entities outside of the U.S. As of March 31, 2019, there were no restrictions regarding the repatriation of our non-U.S. cash.

Transactions With Shareholders

•
In November 2018, our Board of Directors approved a 10% increase in the quarterly dividend on our Common Stock, to $0.45 per share, effective with the March 2019 dividend payment. For the three months ended March 31, 2019 and 2018, we paid cash dividends of $0.45 per common share or $7.6 million and $0.41 per common share or $7.0 million, respectively.

•
Purchases under the 2019 Stock Purchase Plan will be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. The 2019 Stock Purchase Plan does not require us to purchase any specific number of shares and may be suspended or discontinued at any time. For the three months ended March 31, 2019 and 2018, we repurchased 4,285 shares of Common Stock at a cost of $0.3 million and 66,724 shares of Common Stock at a cost of $5.3 million, respectively. For further details on our Stock Purchase Plans refer to Note 9, "Stockholders' Equity" of Notes to Condensed Consolidated Financial Statements.

Other Items:

•
As of March 31, 2019, we had $46.5 million of state net operating losses ("NOLs"). Our state NOLs may be used to offset approximately $2.9 million in state income taxes. If not used, substantially all of the state NOLs will expire in various amounts between 2019 and 2039. In addition, as of March 31, 2019, we had $20.8 million of U.S. federal and $7.2 million of U.S. state R&D Credits which, if not used, will expire between 2029 and 2039 for the U.S. federal R&D Credits and between 2020 and 2034 for the state R&D Credits.

•
We adopted the new accounting standards for leases effective January 1, 2019 by recognizing $16.2 million of lease right-of-use assets and $17.0 million of lease liabilities on our Condensed Consolidated Balance Sheets. The new standard did not have an impact on our results of operations or cash flows. See Note 11, "Leases" of Notes to Condensed Consolidated Financial Statements for further discussion.

Management believes that our ability to generate cash from operations and our borrowing capacity are adequate to fund working capital, capital spending and other cash needs for the next 12 months. Our ability to generate adequate cash from operations beyond 2019 will depend on, among other things, our ability to successfully implement our business strategies, control costs in line with market conditions and manage the impact of changes in input prices and currencies. We can give no assurance we will be able to successfully implement these items.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. We believe that the estimates, assumptions and judgments described in "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies" of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. The critical accounting policies used in the preparation of the consolidated financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regard to estimates used. These critical judgments relate to the timing of recognizing sales revenue, the recoverability of deferred income tax assets, pension benefits and future cash flows associated with impairment testing of long-lived assets. Actual results could differ from these estimates and changes in these estimates are recorded when known. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition.  There have been no significant changes in these policies, or the estimates used in the application of the policies, since December 31, 2018.

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

•	the loss of current customers or the inability to obtain new customers;

•	increases in commodity prices, (particularly for pulp, energy and latex);

•	our ability to control costs, including transportation, and implement measures designed to enhance operating efficiencies;

•	the availability of raw materials and energy;

•	the enactment of adverse federal, state or foreign tax or other legislation or changes in government policy or regulation, including the recent Tax Act;

•	the impact of increased trade protectionism and tariffs on our business, results of operations and financial condition;

•	unanticipated expenditures related to the cost of compliance with environmental and other governmental regulations;

•	fluctuations in (i) exchange rates (in particular changes in the U.S. dollar/Euro currency exchange rates) and (ii) interest rates;

•	increases in the funding requirements for our pension and postretirement liabilities;

•	our ability to identify attractive acquisition targets and to successfully integrate acquired businesses into our existing operations;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of March 31, 2019, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the three months ended March 31, 2019. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to leases on our financial statements to facilitate the adoption on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 10, "Contingencies and Legal Matters" of Notes to Condensed Consolidated Financial Statements of Item 1 — Financial Statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities:

The following table contains information about our purchases of our equity securities for the three months ended March 31, 2019.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (a)
January	5,208	$59.29	4,285	$24,745,942
February	—	$—	—	$24,745,942
March	—	$—	—	$24,745,942

(a)         As of March 31, 2019, the Company has purchased approximately 4,285 shares of Common Stock at an aggregate cost of $0.3 million under the 2019 Stock Purchase Plan.  For further discussion on the share repurchase plans refer to Note 9, "Stockholders' Equity" of Notes to Condensed Consolidated Financial Statements.

Item 6.  Exhibits

Exhibit Number	Exhibit

10.1
First Amendment, dated as of February 28, 2019, to the Fourth Amended and Restated Credit Agreement dated December 10, 2018 by and among Neenah, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed herewith)

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

May 3, 2019