Form 10-Q
period 2019-06-30
Neenah Inc
filed 2019-08-07
CIK 1296435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-32240

(Exact name of registrant as specified in its charter)

Delaware	20-1308307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
f

3460 Preston Ridge Road
Alpharetta	,	Georgia	30005
(Address of principal executive offices, including zip code)
(678) 566-6500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	NP	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of August 2, 2019, there were 16,860,690 shares of the Company’s Common Stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
'[	2019	2018	2019	2018
Net sales	$253.4	$271.3	$493.1	$537.8
Cost of products sold	202.7	216.2	398.7	430.3
Gross profit	50.7	55.1	94.4	107.5
Selling, general and administrative expenses	26.9	25.2	52.2	52.0
Impairment loss (Note 12)	—	32.0	—	32.0
Restructuring and other non-routine costs (Note 13)	3.5	0.3	3.5	0.3
Pension settlement and other benefit costs (Note 7)	—	1.0	—	1.8
Other expense - net	0.5	0.9	1.5	1.6
Operating income (loss)	19.8	(4.3)	37.2	19.8
Interest expense - net	3.0	3.3	6.2	6.6
Income (loss) from continuing operations before income taxes	16.8	(7.6)	31.0	13.2
Provision (benefit) for income taxes	3.2	(2.8)	5.6	1.8
Net income (loss)	$13.6	$(4.8)	$25.4	$11.4

Earnings (Loss) Per Common Share
Basic	$0.80	$(0.29)	$1.50	$0.67
Diluted	$0.80	$(0.29)	$1.49	$0.66

Weighted Average Common Shares Outstanding (in thousands)
Basic	16,863	16,827	16,861	16,842
Diluted	16,910	16,827	16,914	16,989

Cash Dividends Declared Per Share of Common Stock	$0.45	$0.41	$0.90	$0.82

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$13.6	$(4.8)	$25.4	$11.4
Reclassification of amounts recognized in the condensed consolidated statements of operations:
Amortization of adjustments to pension and other postretirement benefit liabilities (Note 7)	1.4	1.4	3.1	3.0
SERP settlement loss (Note 7)	—	—	—	0.8
Amounts recognized in the condensed consolidated statements of operations	1.4	1.4	3.1	3.8
Unrealized foreign currency translation gain (loss)	1.5	(9.7)	(1.7)	(4.2)
Net gain from pension and other postretirement benefit plans	4.9	—	4.9	0.4
Income (loss) from other comprehensive income items	7.8	(8.3)	6.3	—
Provision for income taxes	1.6	0.1	1.8	1.1
Other comprehensive income (loss)	6.2	(8.4)	4.5	(1.1)
Comprehensive income (loss)	$19.8	$(13.2)	$29.9	$10.3

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$8.1	$9.9
Accounts receivable (less allowances of $1.1 million and $1.3 million)	123.6	114.8
Inventories	127.7	131.6
Prepaid and other current assets	15.8	21.6
Total Current Assets	275.2	277.9
Property, Plant and Equipment
Property, plant and equipment, at cost	843.0	840.2
Less accumulated depreciation	457.1	444.0
Property, Plant and Equipment—net	385.9	396.2
Lease Right-of-Use Assets (Note 11)	15.2	—
Deferred Income Taxes	12.6	16.4
Goodwill	83.7	84.0
Intangible Assets—net	68.7	70.7
Other Noncurrent Assets	16.4	16.0
TOTAL ASSETS	$857.7	$861.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$2.7	$2.3
Lease liabilities payable within one year (Note 11)	2.8	—
Accounts payable	59.4	63.3
Accrued expenses	50.5	55.2
Total Current Liabilities	115.4	120.8
Long-term Debt	221.0	236.8
Deferred Income Taxes	14.2	14.4
Noncurrent Employee Benefits	83.4	92.9
Noncurrent Lease Liabilities (Note 11)	13.2	—
Other Noncurrent Obligations	4.0	6.1
TOTAL LIABILITIES	451.2	471.0
Contingencies and Legal Matters (Note 10)	—	—
TOTAL STOCKHOLDERS’ EQUITY	406.5	390.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$857.7	$861.2

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions, shares in thousands)
(Unaudited)

	Three Months Ended June 30, 2019 and March 31, 2019
	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2018	18,597	$0.2	$(76.6)	$328.5	$243.2	$(105.1)	$390.2
Net income	—	—	—	—	11.8	—	11.8
Other comprehensive loss, including income taxes	—	—	—	—	—	(1.7)	(1.7)
Dividends declared	—	—	—	—	(7.6)	—	(7.6)
Shares purchased (Note 9)	—	—	(0.3)	—	—	—	(0.3)
Stock options exercised	9	—	—	—	—	—	—
Restricted stock vesting (Note 9)	3	—	(0.1)	—	—	—	(0.1)
Stock-based compensation	—	—	—	1.9	—	—	1.9
Other/currency	—	—	—	—	—	—	—
Balance, March 31, 2019	18,609	0.2	(77.0)	330.4	247.4	(106.8)	394.2
Net income	—	—	—	—	13.6	—	13.6
Other comprehensive income, net of income taxes	—	—	—	—	—	6.2	6.2
Dividends declared	—	—	—	—	(7.6)	—	(7.6)
Shares purchased (Note 9)	—	—	(1.6)	—	—	—	(1.6)
Stock options exercised	1	—	—	—	—	—	—
Restricted stock vesting (Note 9)	21	—	—	—	—	—	—
Stock-based compensation	—	—	—	1.7	—	—	1.7
Other/currency	—	—	—	—	—	—	—
Balance, June 30, 2019	18,631	$0.2	$(78.6)	$332.1	$253.4	$(100.6)	$406.5

	Three Months Ended June 30, 2018 and March 31, 2018
	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2017	18,458	$0.2	$(65.8)	$323.9	$235.7	$(94.1)	$399.9
Net income	—	—	—	—	16.2	—	16.2
Other comprehensive income, net of income taxes	—	—	—	—	—	7.3	7.3
Reclassification of the unrealized loss on "available-for-sale" securities	—	—	—	—	(0.3)	0.3	—
Reclassification of deferred income taxes on intra-entity asset transfers	—	—	—	—	(0.8)	—	(0.8)
Dividends declared	—	—	—	—	(7.0)	—	(7.0)
Shares purchased (Note 9)	—	—	(5.3)	—	—	—	(5.3)
Stock options exercised	20	—	—	0.1	—	—	0.1
Stock-based compensation	—	—	—	1.8	—	—	1.8
Other/currency	—	—	—	—	—	—	—
Balance, March 31, 2018	18,478	0.2	(71.1)	325.8	243.8	(86.5)	412.2
Net loss	—	—	—	—	(4.8)	—	(4.8)
Other comprehensive loss, including income taxes	—	—	—	—	—	(8.4)	(8.4)
Dividends declared	—	—	—	—	(6.9)	—	(6.9)
Shares purchased (Note 9)	—	—	(1.0)	—	—	—	(1.0)
Stock options exercised	12	—	—	0.3	—	—	0.3
Restricted stock vesting (Note 9)	8	—	—	—	—	—	—
Stock-based compensation	—	—	—	1.2	—	—	1.2
Other/currency	—	—	—	(0.1)	—	—	(0.1)
Balance, June 30, 2018	18,498	$0.2	$(72.1)	$327.2	$232.1	$(94.9)	$392.5

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$25.4	$11.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19.0	18.5
Stock-based compensation	3.6	3.0
Deferred income tax provision (benefit)	1.9	(3.8)
Impairment loss (Note 12)	—	32.0
Pension settlement and other benefit costs (Note 7)	—	1.8
Loss on asset dispositions	0.1	0.1
Non-cash effects of changes in liabilities for uncertain income tax positions	(0.4)	0.1
Increase in working capital	(7.3)	(18.6)
Pension and other postretirement benefits	(0.9)	(4.4)
Other	(0.4)	(0.3)
NET CASH PROVIDED BY OPERATING ACTIVITIES	41.0	39.8

INVESTING ACTIVITIES
Capital expenditures	(9.0)	(15.8)
Purchase of marketable securities	(0.3)	—
Other	(0.3)	(0.2)
NET CASH USED IN INVESTING ACTIVITIES	(9.6)	(16.0)

FINANCING ACTIVITIES
Long-term borrowings (Note 6)	124.3	150.5
Repayments of long-term debt (Note 6)	(139.9)	(151.5)
Debt issuance costs	(0.4)	—
Cash dividends paid	(15.2)	(13.9)
Shares purchased (Note 9)	(2.0)	(6.3)
Proceeds from exercise of stock options	—	0.3
NET CASH USED IN FINANCING ACTIVITIES	(33.2)	(20.9)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(0.2)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1.8)	2.7
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9.9	4.5
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8.1	$7.2

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest costs capitalized	$5.7	$6.1
Cash paid during period for income taxes	$9.3	$6.2
Non-cash investing activities:
Liability for equipment acquired	$1.7	$2.9

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

Basis of Consolidation and Presentation

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Management believes that the disclosures made are adequate for a fair presentation of the Company’s results of operations, financial position and cash flows. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of operations, financial position and cash flows for the interim periods presented herein. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make extensive use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates.

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

Earnings per Share ("EPS")

The following table presents the computation of basic and diluted EPS (dollars in millions except per share amounts, shares in thousands):

Earnings Per Basic Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income (loss) from continuing operations	$13.6	$(4.8)	$25.4	$11.4
Amounts attributable to participating securities	(0.1)	(0.1)	(0.2)	(0.1)
Net income (loss) available to common stockholders	$13.5	$(4.9)	$25.2	$11.3

Weighted-average basic shares outstanding	16,863	16,827	16,861	16,842

Basic earnings (loss) per share	$0.80	$(0.29)	$1.50	$0.67

Earnings Per Diluted Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income (loss) from continuing operations	$13.6	$(4.8)	$25.4	$11.4
Amounts attributable to participating securities	(0.1)	(0.1)	(0.2)	(0.1)
Net income (loss) available to common stockholders	$13.5	$(4.9)	$25.2	$11.3

Weighted-average basic shares outstanding	16,863	16,827	16,861	16,842
Add: Assumed incremental shares under stock compensation plans (a)	47	—	53	147
Weighted-average diluted shares	16,910	16,827	16,914	16,989

Diluted earnings (loss) per share	$0.80	$(0.29)	$1.49	$0.66

(a)        For the three months ended June 30, 2019 and 2018, there were 230,928 and 250,095 potentially dilutive options, respectively, excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s Common Stock.  For the six months ended  June 30, 2019 and 2018, there were 231,129 and 196,530 potentially dilutive options, respectively, similarly excluded from the computation of dilutive common shares. In addition, as a result of the loss from continuing operations for the three months ended June 30, 2018, approximately 126,000 incremental shares resulting from the dilutive options were excluded from the diluted earnings per share calculation, as the effect would have been anti-dilutive.

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

The following table presents the carrying value and the fair value of the Company’s debt.

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
2021 Senior Notes (5.25% fixed rate)	$175.0	$173.3	$175.0	$170.5
Global Revolving Credit Facilities (variable rates)	43.4	43.4	57.9	57.9
German loan agreement (2.45% fixed rate)	4.2	4.3	4.8	5.1
German loan agreement (1.45% fixed rate)	4.5	4.5	4.9	4.9
Total debt	$227.1	$225.5	$242.6	$238.4

(a)         The fair value for all debt instruments was estimated from Level 2 measurements using rates currently available to the Company for debt of the same remaining maturities.

As of June 30, 2019, the Company had $3.8 million in marketable securities in the U.S. classified as "Other Noncurrent Assets" on the Condensed Consolidated Balance Sheet. The cost of such marketable securities was $4.3 million. Fair value for the Company’s marketable securities was estimated from Level 1 inputs. The Company’s U.S. marketable securities are designated for the payment of benefits under its supplemental employee retirement plan ("SERP"). As of June 30, 2019, Neenah Germany had investments of $1.7 million that were restricted to the payment of certain post-retirement employee benefits of which $0.6 million and $1.1 million are classified as "Prepaid and other current assets" and "Other Noncurrent Assets", respectively, on the Condensed Consolidated Balance Sheet. The cost of these investments approximate market.

Note 2.  Accounting Standards Changes

As of June 30, 2019, no amendments to the ASC have been issued that will have or are reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows.

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
The following tables represent a disaggregation of segment revenue from contracts with customers for the three and six months ended June 30, 2019 and 2018.
The technical products business is an international producer of fiber-formed, coated and/or saturated specialized media that delivers high performance benefits to customers. Included in this segment are transportation and other filtration media ("Filtration"), tape and abrasives backings products ("Backings"), and digital image transfer, durable label and other specialty substrate products ("Specialty"). Following the disposition of the Brattleboro mill which eliminated a significant portion of the products of the Other business segment, in January 2019 the Company realigned the remaining products manufactured in the Other business segment to be managed as part of the Technical Products business segment. As a result, the Company presented the net sales and operating income for the three and six months ended June 30, 2019 of this remaining portion of the Other business segment within the Technical Products business segment and recast the comparable 2018 information into Specialty products. Refer to Note 13, "Business Segment Information", for further discussion on the amount recast.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Filtration	42%	39%	42%	40%
Backings	24%	28%	25%	28%
Specialty	34%	33%	33%	32%
Total	100%	100%	100%	100%

The fine paper and packaging business is a leading supplier of premium printing and other high end specialty papers ("Graphic Imaging"), premium packaging ("Packaging") and specialty office papers ("Filing/Office") primarily in North America. With the sale of the Brattleboro mill in 2018, the Filing/Office category has been eliminated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Graphic Imaging	78%	76%	79%	77%
Packaging	22%	20%	21%	19%
Filing/Office	—%	4%	—%	4%
Total	100%	100%	100%	100%

The following tables represent a disaggregation of revenue from contracts with customers by location of the selling entities for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	73%	72%	72%	71%
Germany	20%	21%	21%	22%
Rest of Europe	7%	7%	7%	7%
Total	100%	100%	100%	100%

The Company considers each transaction/shipment as a separate performance obligation. Neenah recognizes revenue when the title transfers to the customer. As such, the remaining performance obligations at period end are not considered significant.

Sales terms in the technical products business vary depending on the type of product sold and customer category. In general, sales are collected in 45 to 55 days. Extended credit terms of up to 120 days are offered to customers located in certain international markets. Fine paper and packaging sales terms range between 20 and 30 days with discounts of 0 to 2% for customer payments, with discounts of 1% and 20-day terms used most often. Extended credit terms are offered to customers located in certain international markets.

Note 4.  Supplemental Balance Sheet Data

The following table presents inventories by major class:

	June 30, 2019	December 31, 2018
Raw materials	$32.3	$35.6
Work in progress	27.6	30.1
Finished goods	77.4	78.3
Supplies and other	4.0	3.0
	141.3	147.0
Adjust FIFO inventories to LIFO cost	(13.6)	(15.4)
Total	$127.7	$131.6

The FIFO values of inventories valued on the LIFO method were $110.5 million and $109.1 million as of June 30, 2019 and December 31, 2018, respectively. For the three and six months ended June 30, 2019, income from continuing operations before income taxes was reduced by less than $0.1 million due to a decrease in certain LIFO inventory quantities.

The following table presents changes in accumulated other comprehensive income (loss) ("AOCI") for the six months ended June 30, 2019:

	Net Unrealized Foreign Currency Translation Loss	Net Loss from Pension and Other Postretirement Liabilities	Accumulated Other Comprehensive Loss
AOCI — December 31, 2018	$(15.5)	$(89.6)	$(105.1)
Other comprehensive income (loss) before reclassifications (a)	(1.7)	4.9	3.2
Amounts reclassified from AOCI	—	3.1	3.1
Income (loss) from other comprehensive income items	(1.7)	8.0	6.3
Provision (benefit) for income taxes	(0.2)	2.0	1.8
Other comprehensive income (loss)	(1.5)	6.0	4.5
AOCI — June 30, 2019	$(17.0)	$(83.6)	$(100.6)

(a)
For the three months ended June 30, 2019, the Company recorded a $4.9 million decrease in the employee benefit obligations related to a pension remeasurement in conjunction with the redistribution of active and inactive participants between separate pension plans.

For the six months ended June 30, 2019 and 2018, the Company reclassified $3.1 million and $3.0 million, respectively, of costs from AOCI to "Other expense - net" on the Condensed Consolidated Statements of Operations. For each of the six months ended June 30, 2019 and 2018, the Company recognized an income tax benefit of $0.8 million related to such reclassifications classified as "Provision (benefit) for income taxes" on the Condensed Consolidated Statements of Operations.

Note 5. Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Income tax expense represented 19% and (37)% of pre-tax book income for the three months ended June 30, 2019 and 2018, respectively, and 18% and 14% of pre-tax book income for the six months ended June 30, 2019 and 2018, respectively. The effective income tax (benefit) rates for the three and six months ended June 30, 2018 were significantly impacted by the effects of the $32.0 million impairment loss of the Brattleboro mill and associated research and office facilities (see Note 12), as lower pre-tax income resulted in similarly sized reconciling items having a larger percentage impact.

The following table presents the principal reasons for the difference between the Company's effective income tax (benefit) rate and the U.S. federal statutory income tax (benefit) rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
U.S. federal statutory income tax (benefit) rate	21%	(21)%	21%	21%
U.S. state income taxes (benefit), net of federal income tax effect	2%	(12)%	1%	(6)%
Excess tax benefits from stock compensation	—%	(3)%	—%	(4)%
Foreign tax rate differences and financing structure	—%	4%	1%	5%
Research and development and other tax credits	(7)%	(16)%	(6)%	(15)%
Uncertain income tax positions	1%	3%	(1)%	3%
U.S. taxes on foreign earnings	—%	9%	1%	14%
Other differences - net	2%	(1)%	1%	(4)%
Effective income tax (benefit) rate	19%	(37)%	18%	14%

Note 6.  Debt

Long-term debt consisted of the following:

	June 30, 2019	December 31, 2018
2021 Senior Notes (5.25% fixed rate) due May 2021	$175.0	$175.0
Global Revolving Credit Facilities (variable rates) due December 2023	43.4	57.9
German loan agreement (2.45% fixed rate) due in quarterly installments ending September 2022	4.2	4.8
German loan agreement (1.45% fixed rate) due in quarterly installments from June 2019 through March 2023	4.5	4.9
Deferred financing costs	(3.4)	(3.5)
Total debt	223.7	239.1
Less: Debt payable within one year	2.7	2.3
Long-term debt	$221.0	$236.8

2021 Senior Notes

In May 2013, the Company completed an underwritten offering of eight-year senior unsecured notes (the "2021 Senior Notes") at a face amount of $175 million. The 2021 Senior Notes contain terms, covenants and events of default with which the Company must comply, which the Company believes are ordinary and standard for notes of this nature. As of June 30, 2019, the Company was in compliance with all terms of the indenture for the 2021 Senior Notes.

Amended and Restated Secured Revolving Credit Facility

In December 2018, the Company amended and restated its existing credit facility by entering into the Fourth Amended and Restated Credit Agreement (the "Fourth Amended Credit Agreement").

The Fourth Amended Credit Agreement contains covenants with which the Company and its subsidiaries must comply during the term of the agreement, which the Company believes are ordinary and standard for agreements of this nature. As of June 30, 2019, the Company was in compliance with all terms of the Fourth Amended Credit Agreement.

Availability under the Global Revolving Credit Facilities varies over time depending on the value of the Company’s inventory, receivables and various capital assets. As of June 30, 2019, the Company had $43.4 million of borrowings and $0.6 million in letters of credit outstanding under the Global Revolving Credit Facilities and $176.5 million of available credit (based on exchange rates at June 30, 2019). As of June 30, 2019, the weighted-average interest rate on outstanding Global Revolving Credit Facility borrowings was 1.8 percent per annum. As of December 31, 2018, the weighted-average interest rate under the Global Revolving Credit Facilities was 2.9 percent per annum.

Under the terms of the 2021 Senior Notes and the Fourth Amended Credit Agreement, the Company has limitations on its ability to repurchase shares of and pay dividends on its Common Stock. These limitations are triggered depending on the Company’s credit availability under the Fourth Amended Credit Agreement and leverage levels under the Senior Notes. As of June 30, 2019, none of these covenants were restrictive to the Company’s ability to repurchase shares of and pay dividends on its Common Stock.

For additional information about our debt agreements, see Note 7, "Debt" of the Notes to Consolidated Financial Statements in our 2018 Form 10-K.

Borrowings and Repayments of Long-Term Debt

The Condensed Consolidated Statements of Cash Flows present borrowings and repayments under the Global Revolving Credit Facilities using a gross approach. This approach presents not only discrete borrowings for transactions such as a business acquisition, but also reflects all borrowings and repayments that occur as part of daily management of cash receipts and disbursements. For the six months ended June 30, 2019, the Company made scheduled debt repayments of $1.0 million and net long-term debt repayments of $14.6 million related to daily cash management activities. For the six months ended June 30, 2018, the Company made scheduled debt repayments of $0.3 million and net long-term debt repayments of $1.0 million related to daily cash management activities.

Note 7.  Pension and Other Postretirement Benefits

Pension Plans

Substantially all active employees of the Company’s U.S. operations participate in defined benefit pension plans and/or defined contribution retirement plans. The Company has defined benefit plans for substantially all its employees in Germany, the Netherlands and the United Kingdom. In addition, the Company maintains a SERP, which is a non-qualified defined benefit plan, and a supplemental retirement contribution plan (the "SRCP"), which is a non-qualified, unfunded defined contribution plan. The Company provides benefits under the SERP and SRCP to the extent necessary to fulfill the intent of its retirement plans without regard to the limitations set by the Internal Revenue Code on qualified and non-qualified retirement benefit plans.

The following table presents the components of net periodic benefit cost for the Company’s defined benefit plans and postretirement plans other than pensions:

Components of Net Periodic Benefit Cost for Defined Benefit Plans

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended June 30,
	2019	2018	2019	2018
Service cost	$1.3	$1.7	$0.3	$0.3
Interest cost	4.1	3.9	0.4	0.3
Expected return on plan assets (a)	(5.3)	(5.2)	—	—
Recognized net actuarial loss	1.1	1.3	0.2	0.1
Amortization of prior service benefit	0.1	—	—	—
Amount of settlement loss recognized	—	—	—	—
Net periodic benefit cost	$1.3	$1.7	$0.9	$0.7

	Pension Benefits		Postretirement Benefits Other than Pensions
	Six Months Ended June 30,
	2019	2018	2019	2018
Service cost	$2.6	$3.4	$0.6	$0.6
Interest cost	8.2	7.9	0.8	0.6
Expected return on plan assets (a)	(10.3)	(10.5)	—	—
Recognized net actuarial loss	2.6	2.6	0.4	0.3
Amortization of prior service benefit	0.1	0.1	—	(0.1)
Amount of settlement loss recognized (b)	—	0.8	—	—
Net periodic benefit cost	$3.2	$4.3	$1.8	$1.4

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
The Company expects to make aggregate contributions to qualified and nonqualified defined benefit pension trusts and to pay pension benefits for unfunded pension and other postretirement benefit plans of $15.1 million in calendar 2019.  For the six months ended June 30, 2019, the Company made $6.3 million of such payments. The Company made similar payments of $9.8 million and $20.3 million for the six months ended June 30, 2018 and for the year ended December 31, 2018, respectively.

Multi-Employer Plan

In June 2018, the Company and representatives of the United Steelworkers Union (the "USW") of the Lowville mill reached an agreement to withdraw from the Pace Industry Union-Management Pension Fund (“PIUMPF”), effective July 1, 2018. As a result, the Company recorded an estimated withdrawal liability of $1.0 million, which assumes payment of $0.1 million per year over 20 years, discounted at a credit adjusted risk-free rate of 5.7%. In addition to the withdrawal liability, PIUMPF may also demand payment from the Company of a pro-rata share of the fund's accumulated funding deficiency. Based on the latest information available from PIUMPF, the Company estimates the demand of accumulated funding deficiency to be in the range of $1.0 to $1.25 million. The Company reserves the right to challenge any such demand and believes this demand is unenforceable. As such, the Company has not recorded a liability for this amount as of June 30, 2019.

Note 8.  Stock Compensation Plan

Stock Options and Stock Appreciation Rights ("Options")

The following table presents information regarding Options awarded during the six months ended June 30, 2019:

Options granted	1,338
Per share weighted average exercise price	$69.20
Per share weighted average grant date fair value	$11.50

The weighted-average grant date fair value for Options granted during the six months ended June 30, 2019 was estimated using the Black-Scholes option valuation model with the following assumptions:

Expected term in years	5.0
Risk free interest rate	2.6%
Volatility	22.9%
Dividend yield	3.0%

The following table presents information regarding Options that vested during the six months ended June 30, 2019:

Options vested	108,676
Aggregate grant date fair value of Options vested (in millions)	$1.5

The following table presents information regarding outstanding Options:

	June 30, 2019	December 31, 2018
Options outstanding	435,692	451,081
Aggregate intrinsic value (in millions)	$3.9	$2.7
Per share weighted average exercise price	$68.96	$67.46
Exercisable Options	335,487	240,903
Aggregate intrinsic value (in millions)	$3.9	$2.6
Unvested Options	100,205	210,178
Per share weighted average grant date fair value	$14.43	$14.21

Performance Share Units ("PSUs") and Restricted Share Units ("RSUs")

For the six months ended June 30, 2019, the Company granted target awards of 47,803 PSUs. The measurement period for three-fourths of the PSUs is January 1, 2019 through December 31, 2019, and for the remaining one-fourth of the PSUs is January 1, 2019 through December 31, 2021. The PSUs vest on December 31, 2021. Common Stock of an amount between zero and 200 percent of the PSUs target will be awarded based on the Company’s return on invested capital, consolidated revenue growth, EPS and total return to shareholders relative to the companies in the Russell 2000® Value small cap index. The Company’s return on invested capital, consolidated revenue growth and EPS are adjusted for certain items as further described in the Performance Share Award Agreement. The market price on the date of grant for the PSUs was $69.20 per share.

For the six months ended June 30, 2019, the Company awarded 35,550 RSUs to certain employees. The weighted average grant date fair value of such awards was $69.19 per share and the one third of the shares will vest on each of the first three anniversaries of the grant date, with certain exceptions for retiring employees. For the six months ended June 30, 2019, the Company also awarded 10,056 RSUs to non-employee members of the Board of Directors. The weighted average grant date fair value of such awards was $59.67 per share and the awards vest one year from the date of grant. During the vesting period, the holders of the RSUs are entitled to dividends, but the RSUs do not have voting rights. Generally, the RSUs and PSUs are forfeited in the event the holder is no longer working for the Company on the vesting date. However, under specific circumstances, vesting may be accelerated or reflect pro-rata vesting.

Note 9.  Stockholders’ Equity

Common Stock

As of June 30, 2019 and December 31, 2018, the Company had 16,860,000 shares and 16,859,000 shares of Common Stock outstanding, respectively.

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

The following table shows shares purchased and value ($ in millions) under the respective stock purchase plans:

	Six Months Ended June 30,
	2019		2018
	Shares	Amount	Shares	Amount
2019 Stock Purchase Plan	31,268	$1.9	—	$—
2018 Stock Purchase Plan	—	—	79,179	6.3

For the six months ended June 30, 2019, the Company acquired 1,851 shares of Common Stock, at a cost of $0.1 million for shares surrendered by employees to pay taxes due on vested restricted stock awards.

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

Employees and Labor Relations

The Company’s U.S. union employees are represented by the USW.  Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the "IG BCE"). In the Netherlands, most of our employees are eligible to be represented by the Christelijke Nationale Vakbond ("CNV") and the Federatie Nederlandse Vakvereniging ("FNV"). As of June 30, 2019, the Company had 115 U.S. employees covered under collective bargaining agreements that have or will expire in the next 12 months.

The following table shows the expiration dates of the Company’s various bargaining agreements and the number of employees covered under each of these agreements.

Contract Expiration Date	Location	Union	Number of Employees
May 2019 (b)	Appleton, WI	USW	115
April 2020	Eerbeek, Netherlands	CNV, FNV	(a)
August 2020	Neenah Germany	IG BCE	(a)
January 2021	Whiting, WI	USW	218
June 2021	Neenah, WI	USW	276
July 2021	Munising, MI	USW	197
November 2021	Lowville, NY	USW	103

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

Note 11.  Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) using the modified retrospective transition option. The Company also elected the package of transition provisions available for expired or existing contracts, which allowed us to carry forward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The most significant impact was recognition of right-of-use ("ROU") assets of $16.2 million and lease liabilities of $17.0 million on the Condensed Consolidated Balance Sheet as of January 1, 2019. The adoption of this standard did not have a significant effect related to existing leases and, as a result, no cumulative-effect adjustment was needed. The Company also completed the implementation of new processes to assist in the ongoing lease data collection and analysis, and updated its accounting policies and internal controls in connection with the adoption of the new standard.
The Company has operating leases for corporate offices, warehouses and certain equipment, with remaining lease terms of up to 11 years, some of which include options to extend the leases for up to five years. The Company determines if an arrangement is a lease at inception. Operating leases with terms greater than 12 months are included in "Lease Right-of-Use Assets", "Lease liabilities payable within one year" and "Noncurrent lease liabilities" on the Condensed Consolidated Balance Sheets. As of June 30, 2019, the Company did not have any finance leases.
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

The components of lease expense were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Operating lease cost	$0.7	$1.6
Short-term lease cost	0.4	0.9
Variable lease cost (a)	0.7	1.1

(a)	The variable lease costs consist mainly of a warehouse lease where the cost is determined based on the square footage used each month.

For the six months ended June 30, 2019, the Company paid $1.6 million for amounts included in the measurement of operating lease liabilities. Also for this period, new ROU assets of $0.8 million were obtained in exchange for operating lease liabilities.

As of June 30, 2019, the weighted average remaining lease term and weighted average discount rate for operating leases were 8.3 years and 4.8%, respectively.

Maturities of lease liabilities were as follows:

Year Ending December 31,	Operating Leases
Remainder of 2019	$1.8
2020	2.6
2021	2.4
2022	2.2
2023	2.0
Thereafter	9.0
Total lease payments	20.0
Less: Imputed interest	4.0
Total lease liabilities	$16.0

Note 12.  Sale of Brattleboro Mill and Impairment Loss

In the second quarter of 2018, as a result of a broad scope review of various initiatives to improve margins and optimize the portfolio of products and manufacturing footprint in the Fine Paper and Packaging segment, the Company determined that the Brattleboro mill was not a strategic part of the Fine Paper and Packaging manufacturing footprint, given the nature of the office supply category. Historically, the Brattleboro mill had manufactured products primarily for the office supply category, and more recently had been adversely impacted by manufacturing inefficiencies due to changes in input costs, product category and grade complexity. Following the review, the Company initiated a process to sell the Brattleboro mill, its business operations and associated research and office facilities ("disposal group"). The disposal transaction did not constitute a strategic shift in the business that would have a major effect on operations of the Company.

Upon classifying the disposal group as assets held for sale, the Company tested the individual assets of the disposal group for impairment. The disposal group was measured at fair value (a Level 3 measurement, using unobservable estimates), less costs to sell. During the three months ended June 30, 2018, the Company recorded an estimated non-cash impairment loss of $32.0 million. The impairment loss of $25.1 million, $1.1 million and $5.8 million was reported within the Fine Paper and Packaging, Technical Products and Other business segments, respectively. During the three months ended September 30, 2018, the Company recorded an additional $2.0 million non-cash impairment loss, based on the sale negotiations with a potential buyer, for a total impairment loss of $34.0 million for the nine months ended September 30, 2018. On December 31, 2018, the Company completed the sale of the Brattleboro mill to Long Falls Paperboard, LLC for a purchase price of $5.0 million. In conjunction with the sale, the Company adjusted its previous estimates of the impairment loss to $31.1 million, of which $24.4 million, $1.1 million and $5.6 million was reported within the Fine Paper and Packaging, Technical Products and Other business segments, respectively.

Note 13.  Business Segment Information

Following the disposition of the Brattleboro mill which eliminated a significant portion of the products of the Other business segment, in January 2019 the Company realigned the remaining products manufactured in the Other business segment to be managed as part of the Technical Products business segment. As a result, the Company recast the comparable 2018 information and presented the $3.7 million and $8.2 million of net sales for the three and six months ended June 30, 2018, respectively, of this remaining portion of the Other business segment within the Technical Products business segment. The 2018 operating income (loss) of the Other business segment was immaterial and was not recast. The Company also recast the total assets by segment and presented the $12.9 million of total assets as of December 31, 2018 of this remaining portion of the Other business segment within the Technical Products business segment.

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

•
The former Other segment was composed of papers sold to converters for end uses such as archival products and stencil board. These product lines represented an operating segment which did not meet the quantitative threshold for a reportable segment, however, due to the dissimilar nature of these products, they were previously not managed as part of either the Fine Paper and Packaging or Technical Products segments.

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

The following tables summarize the net sales, operating income, and total assets for each of the Company’s business segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales
Technical Products	$146.4	$153.9	$286.4	$307.4
Fine Paper and Packaging	107.0	115.8	206.7	227.4
Other	—	1.6	—	3.0
Consolidated	$253.4	$271.3	$493.1	$537.8

	Three Months Ended June 30,		Six Months Ended June 30,
	2019 (a)	2018 (b)	2019	2018
Operating income (loss)
Technical Products	$12.5	$15.8	$23.8	$33.3
Fine Paper and Packaging	12.9	(8.8)	24.8	4.0
Other	—	(6.2)	—	(6.2)
Unallocated corporate costs	(5.6)	(5.1)	(11.4)	(11.3)
Consolidated	$19.8	$(4.3)	$37.2	$19.8

(a) Operating income for the three months ended June 30, 2019 included (1) $3.0 million of non-routine costs within Fine Paper and Packaging, including $2.0 million of accelerated depreciation and spare parts inventory reserves related to an idled paper machine, a $0.6 million accrual for a 2012-15 indirect tax audit and a $0.4 million inventory reserve related to termination of a royalty arrangement; (2) a $0.4 million expense within Technical Products, primarily related to a 2016 electricity grid charge; and (3) $0.1 million of restructuring expenses within unallocated corporate costs.
(b) Operating income (loss) for three months ended June 30, 2018 included an impairment loss, pension settlement and other benefit costs, and restructuring and other non-routine costs of $1.8 million in Technical Products, $25.5 million in Fine Paper and Packaging and $6.0 million in Other. Refer to Note 12, "Brattleboro Impairment Loss" for discussion of the $32.0 impairment loss and Note 7, "Pension and Other Postretirement Benefits" for discussion of the $1.0 million cost of withdrawal from the multi-employer pension plan. In addition, the restructuring costs of $0.3 million related primarily to a management restructuring of U.S. filtration operations.

	June 30, 2019	December 31, 2018
Total Assets (a)
Technical Products	$591.0	$599.3
Fine Paper and Packaging	229.1	234.7
Corporate (b)	37.6	27.2
Consolidated	$857.7	$861.2

(a)	Segment identifiable assets are those that are directly used in the segments operations.

(b)	Corporate assets are primarily deferred income taxes and lease ROU assets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our financial position as of June 30, 2019 and our results of operations for the three and six months ended June 30, 2019 and 2018. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See "Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements.

Executive Summary

For the three months ended June 30, 2019, consolidated net sales of $253.4 million decreased $17.9 million (7%) from the prior year period. The decline in revenues resulted from lower volumes in both segments, reflecting the divestiture of the Brattleboro mill in December 2018 and weaker global market conditions. Increased selling prices in both segments and a more favorable Technical Products mix more than offset $4.4 million of unfavorable currency translation effects. On a constant currency basis and excluding the sale of Brattleboro, sales declined 2 percent compared with the prior year.

Consolidated operating income of $19.8 million for the three months ended June 30, 2019 increased $24.1 million from the prior year period. The increase was mainly due to the absence of a $32.0 million impairment loss recognized in 2018 related to the divestiture of the Brattleboro mill. Excluding $3.5 million of adjustments for 2019 and $33.3 million of adjustments for 2018, adjusted operating income in 2019 decreased $5.7 million (20%), from $29.0 million to $23.3 million. The decrease in income resulted from lower sales and production volumes and associated manufacturing cost inefficiencies, as well as $1.7 million of higher SG&A and $0.5 million of unfavorable currency impacts. These items were partly offset by benefits from higher selling prices of $5.9 million that exceeded $4.1 million of increased input costs. Adjusting items in 2019 included $2.0 million for accelerated depreciation and other costs related to the planned consolidation of the fine paper manufacturing footprint with an idling of a paper machine by the end of the third quarter, $0.9 million of restructuring and other non-routine costs, and $0.6 million for costs related to resolution of an indirect tax audit for 2012-15. See the reconciliation table on F-24 for further detail of adjusting items.

Cash provided by operating activities of $41.0 million for the six months ended June 30, 2019 was $1.2 million higher than cash generated of $39.8 million in the prior year period. The increase resulted primarily from working capital improvements, partly offset by lower cash earnings. Cash used for investing activities of $9.6 million was $6.4 million lower than $16.0 million in the prior period. The decrease was primarily due to lower capital expenditures in 2019.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, earnings before interest and taxes (which we refer to as "operating income") and other information relevant to an understanding of our results of operations for the three and six months ended June 30, 2019 and 2018.

Following the disposition of the Brattleboro mill in December 2018, which reduced the sales in the Fine Paper and Packaging business segment and eliminated a significant portion of the products of the Other business segment, in January 2019 we realigned the remaining products manufactured in the Other business segment to be managed as part of the Technical Products business segment. As a result, we recast the comparable 2018 information and presented the $3.7 million and $8.2 million of net sales for the three and six months ended June 30, 2018, respectively, of this remaining portion of the Other business segment within the Technical Products business segment. The 2018 operating income (loss) of the Other business segment was immaterial and was not recast.

Analysis of Net Sales — Three and Six Months Ended June 30, 2019 and 2018

The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Net sales
Technical Products	$146.4	58%	$153.9	57%	$286.4	58%	$307.4	57%
Fine Paper and Packaging	107.0	42%	115.8	43%	206.7	42%	227.4	42%
Other	—	—%	1.6	—%	—	—%	3.0	1%
Consolidated	$253.4	100%	$271.3	100%	$493.1	100%	$537.8	100%

Commentary:

The following table presents our net sales by segment for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Change in Net Sales Compared to Prior Period
				Change Due To
	2019	2018	Total Change	Volume	Net Price (a)	Currency
Technical Products	$146.4	$153.9	$(7.5)	$(11.2)	$8.1	$(4.4)
Fine Paper and Packaging	107.0	115.8	(8.8)	(8.9)	0.1	—
Other	—	1.6	(1.6)	(1.6)	—	—
Consolidated	$253.4	$271.3	$(17.9)	$(21.7)	$8.2	$(4.4)

(a)         Includes changes in selling price and product mix.

Consolidated net sales of $253.4 million for the three months ended June 30, 2019 decreased $17.9 million (7%) from the prior year period. The decline in revenues resulted from lower volumes in both segments, reflecting the divestiture of the Brattleboro mill in December 2018 and weaker global market conditions. Increased selling prices in both segments and a more favorable Technical Products mix more than offset $4.4 million of unfavorable currency translation effects. On a constant currency basis and excluding the sale of Brattleboro, sales declined 2 percent compared with the prior year.

•
Net sales in our technical products business decreased $7.5 million (5%) from the prior year period. The revenue decline resulted from lower backings volumes and $4.4 million of unfavorable foreign currency effects, partly offset by volume growth in filtration, higher selling prices and a higher value sales mix.

•
Net sales in our fine paper and packaging business decreased $8.8 million (8%) from the prior year period. Approximately 75 percent of the revenue decline was due to the sale of Brattleboro, with the remainder due to lower commercial print volume and a less favorable sales mix that was only partly offset by higher selling prices and growth in premium packaging.

The following table presents our net sales by segment for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,		Change in Net Sales Compared to Prior Period
				Change Due To
	2019	2018	Total Change	Volume	Net Price (a)	Currency
Technical Products	$286.4	$307.4	$(21.0)	$(24.2)	$13.3	$(10.1)
Fine Paper and Packaging	206.7	227.4	(20.7)	(22.7)	2.0	—
Other	—	3.0	(3.0)	(3.0)	—	—
Consolidated	$493.1	$537.8	$(44.7)	$(49.9)	$15.3	$(10.1)

Consolidated net sales of $493.1 million for the six months ended June 30, 2019 decreased $44.7 million (8%) from the prior year period as a result of lower volumes, including the divestiture of the Brattleboro mill, and unfavorable currency effects, partially offset by increased selling prices and a higher-value sales mix.

•
Net sales in our technical products business decreased $21.0 million (7%) from the prior period. The revenue decline resulted from volume declines primarily in backings and negative foreign currency impacts partially offset by higher net selling prices and a higher value mix.

•
Net sales in our fine paper and packaging business decreased $20.7 million (9%) from the prior year period. Slightly more than half of the decline was due to the sale of Brattleboro, with the remainder mostly due to lower commercial print and consumer volumes. These items were partly offset by higher selling prices.

Analysis of Operating Income — Three and Six Months Ended June 30, 2019 and 2018

The following table sets forth line items from our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	80.0	79.7	80.9	80.0
Gross profit	20.0	20.3	19.1	20.0
Selling, general and administrative expenses	10.6	9.3	10.6	9.7
Impairment loss	—	11.8	—	6.0
Restructuring and other non-routine costs	1.4	0.1	0.7	0.1
Pension settlement and other benefit costs	—	0.4	—	0.3
Other expense - net	0.2	0.3	0.3	0.3
Operating income (loss)	7.8	(1.6)	7.5	3.7
Interest expense - net	1.2	1.2	1.2	1.2
Income (loss) from continuing operations before income taxes	6.6	(2.8)	6.3	2.5
Provision (benefit) for income taxes	1.3	(1.1)	1.1	0.4
Income (loss) from continuing operations	5.4%	(1.8)%	5.2%	2.1%

Commentary:

The following table presents our operating income by segment for the three months ended June 30, 2019 and 2018:

			Change in Operating Income Compared to Prior Period
	Three Months Ended June 30,			Change Due To
			Total		Net	Input
	2019	2018	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$12.5	$15.8	$(3.3)	$(3.0)	$4.7	$(2.2)	$(0.5)	$(2.3)
Fine Paper and Packaging	12.9	(8.8)	21.7	(0.5)	2.1	(1.9)	—	22.0
Other	—	(6.2)	6.2	—	—	—	—	6.2
Unallocated corporate costs	(5.6)	(5.1)	(0.5)	—	—	—	—	(0.5)
Consolidated	$19.8	$(4.3)	$24.1	$(3.5)	$6.8	$(4.1)	$(0.5)	$25.4

(a)         Includes changes in selling price and product mix.
(b)         Includes price changes for raw materials and energy.
(c)          Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and SG&A expenses. In addition, it included the 2018 Brattleboro mill impairment loss, pension settlement and other benefit costs, and restructuring and other non-routine costs of $1.8 million in Technical Products, $25.5 million in Fine Paper and Packaging and $6.0 million in Other, offset in 2019 by restructuring costs of $0.4 million in Technical Products and $3.0 million in Fine Paper and Packaging. See the reconciliation table on F-24 for further detail.

Consolidated operating income increased $24.1 million from the prior year period to $19.8 million for the three months ended June 30, 2019. The increase was mainly due to the absence of a $32.0 million impairment loss recognized in 2018 related to the divestiture of the Brattleboro mill. Excluding $3.5 million of adjustments for 2019 and $33.3 million of adjustments for 2018, adjusted operating income in 2019 decreased $5.7 million (20%), from $29.0 million to $23.3 million. The decrease in income resulted from lower sales and production volumes and associated manufacturing cost inefficiencies, as well as $1.7 million of higher SG&A and $0.5 million of unfavorable currency impacts. These items were partly offset by benefits from higher selling prices of $5.9 million that exceeded $4.1 million of increased input costs. Adjusting items in 2019 included $2.0 million for accelerated depreciation and other costs related to the planned consolidation of the fine paper manufacturing footprint with an idling of a paper machine by the end of the third quarter, $0.9 million of restructuring and other non-routine costs, and $0.6 million for costs related to resolution of an indirect tax audit for 2012-15. See the reconciliation table on F-24 for further detail.

•
Operating income for our technical products business decreased $3.3 million from the prior year period. Excluding adjusting items of $1.8 million in 2018 and $0.4 million in 2019, adjusted operating income decreased $4.7 million (27%) from $17.6 million to $12.9 million. Operating income decreased as a result of lower sales and production volumes and associated manufacturing cost inefficiencies, as well as higher SG&A expense and $0.5 million of unfavorable currency translation impacts. Increased selling prices and a higher value mix more than offset $2.2 million of higher input costs.

•
Operating income for our fine paper and packaging business increased $21.7 million from the prior year period, as 2018 included $25.5 million of costs primarily related to the Brattleboro mill impairment loss whereas 2019 included $3.0 million of non-routine costs. Excluding these items, adjusted operating income of $15.9 million in 2019 decreased $0.8 million (5%) from $16.7 million in the prior year as a result of lower volume and a less favorable sales mix. Increased selling prices in the quarter were mostly able to offset $1.9 million of higher input costs.

•
An operating loss of $6.2 million for our Other segment in 2018 was due to costs of $6.0 million for impairment and pension settlement costs assigned to this segment. The Other segment was discontinued following the sale of the Brattleboro mill in December 2018.

•	Unallocated corporate expenses for the three months ended June 30, 2019 of $5.6 million increased $0.5 million from the prior year period primarily due to timing of certain expenditures.

 The following table presents our operating income by segment for the six months ended June 30, 2019 and 2018:

			Change in Operating Income Compared to Prior Period
	Six Months Ended June 30,			Change Due To
			Total		Net	Input
	2019	2018	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$23.8	$33.3	$(9.5)	$(6.6)	$9.2	$(5.8)	$(1.2)	$(5.1)
Fine Paper and Packaging	24.8	4.0	20.8	(1.1)	4.9	(6.0)	—	23.0
Other	—	(6.2)	6.2	—	—	—	—	6.2
Unallocated corporate costs	(11.4)	(11.3)	(0.1)	—	—	—	—	(0.1)
Consolidated	$37.2	$19.8	$17.4	$(7.7)	$14.1	$(11.8)	$(1.2)	$24.0

(a)         Includes changes in selling price and product mix.
(b)         Includes price changes for raw materials and energy.
(c)          Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and SG&A expenses. In addition, it included the 2018 Brattleboro mill impairment loss, pension settlement and other costs, and integration and restructuring costs of $1.8 million in Technical Products, $25.5 million in Fine Paper and Packaging, $6.0 million in Other, and $0.8 million in Unallocated corporate costs, offset in 2019 by restructuring costs of $0.4 million in Technical Products and $3.0 million in Fine Paper and Packaging. See the reconciliation table on F-24 for further detail.

Consolidated operating income of $37.2 million for the six months ended June 30, 2019 increased $17.4 million from the prior year period. The increase was mainly due to the absence of a $32.0 million impairment loss related to the divestiture of the Brattleboro mill recognized in 2018. Excluding $3.5 million of previously identified adjustments in 2019 and $34.1 million of adjustments in 2018, adjusted operating income decreased $13.2 million (24%), primarily due to lower sales and production volumes and associated manufacturing cost inefficiencies. See the reconciliation table on F-24 for further detail.

•
Operating income for our technical products business decreased $9.5 million from the prior year period. The decrease in income resulted from lower sales volumes, higher input costs, SG&A and unfavorable foreign currency impacts, partially offset by increased selling prices, a higher-value mix and lower distribution costs. Excluding 2019 adjustments of $0.4 million and 2018 adjustments of $1.8 million, adjusted operating income decreased $10.9 million (31%).

•
Operating income for our fine paper and packaging business increased $20.8 million from the prior year period. The increase was mainly due to adjustments in 2018 of $25.5 million for impairment related to the potential sale of the Brattleboro mill and associated research and office facilities, pension settlement costs related to withdrawing from a multi-employer pension plan, restructuring costs, and insurance settlement, partly offset by $2.0 million in 2019 for accelerated depreciation and related expenses on a paper machine scheduled to be idled by the end of the third quarter, $0.4 million of other restructuring costs and $0.6 million for costs due to a 2012-15 indirect tax audit. In addition, higher input costs, lower sales volumes and associated manufacturing cost inefficiencies, were only partly offset by higher selling prices, and lower SG&A and distribution costs. Excluding cost adjustments of $3.0 million in 2019 and $25.5 million in 2018, adjusted operating income decreased $1.7 million (6%).

•	Operating loss for our Other segment was $6.2 million in 2018 due to costs of $6.0 million for impairment and pension settlement costs assigned to the Other segment.

•	Unallocated corporate expenses for the six months ended June 30, 2019 of $11.4 million were $0.1 million higher than the prior year period.

The following table sets forth our operating income by segment, adjusted for the effects of certain costs, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Technical Products
GAAP Operating Income	$12.5	$15.8	$23.8	$33.3
Impairment loss	—	1.1	—	1.1
Restructuring and other non-routine costs	0.4	0.3	0.4	0.3
Pension settlement and other benefit costs	—	0.4	—	0.4
Adjusted Operating Income	12.9	17.6	24.2	35.1

Fine Paper and Packaging
GAAP Operating Income (Loss)	12.9	(8.8)	24.8	4.0
Impairment loss	—	25.1	—	25.1
Idled paper machine costs	2.0	—	2.0	—
2012-15 indirect tax audit costs	0.6	—	0.6	—
Restructuring and other non-routine costs	0.4	—	0.4	—
Pension settlement and other benefit costs	—	0.4	—	0.4
Adjusted Operating Income	15.9	16.7	27.8	29.5

Other/Unallocated Corporate
GAAP Operating Loss	(5.6)	(11.3)	(11.4)	(17.5)
Impairment loss	—	5.8	—	5.8
Restructuring and other non-routine costs	0.1	—	0.1	—
Pension settlement and other benefit costs	—	0.2	—	1.0
Adjusted Operating Loss	(5.5)	(5.3)	(11.3)	(10.7)

Consolidated
GAAP Operating Income (Loss)	19.8	(4.3)	37.2	19.8
Impairment loss	—	32.0	—	32.0
Idled paper machine costs	2.0	—	2.0	—
2012-15 indirect tax audit costs	0.6	—	0.6	—
Restructuring and other non-routine costs	0.9	0.3	0.9	0.3
Pension settlement and other benefit costs	—	1.0	—	1.8
Adjusted Operating Income	$23.3	$29.0	$40.7	$53.9

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

Additional Statement of Operations Commentary:

•
SG&A expense of $26.9 million for the three months ended June 30, 2019 was $1.7 million higher than SG&A expense of $25.2 million in the prior year period due in part to timing of items. For the three months ended June 30, 2019, SG&A expense as a percent of sales increased to 10.6% from 9.3% in the prior year period due to lower sales and timing of SG&A costs. SG&A expense of $52.2 million for the six months ended June 30, 2019 was $0.2 million higher than SG&A expense of $52.0 million in the prior year period. For the six months ended June 30, 2019, SG&A expense as a percent of sales increased to 10.6% from 9.7% in the prior year period.

•
For the three months ended June 30, 2019, net interest expense of $3.0 million decreased compared with $3.3 million in the prior year period, primarily due to lower debt in 2019. For the six months ended June 30, 2019, net interest expense of $6.2 million decreased compared to $6.6 million for prior year period.

•
Historically, our effective tax rate has differed from the U.S. statutory tax rate primarily due to the proportion of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate, research and development and other tax credits and excess tax benefits from stock compensation. For the three months ended June 30, 2019 and 2018, we recorded an income tax expense (benefit) of $3.2 million and $(2.8) million, respectively. The effective income tax (benefit) rate was 19% for the three months ended June 30, 2019 and (37)% for the three months ended June 30, 2018. For the six months ended June 30, 2019 and 2018, we recorded an income tax provision of $5.6 million and $1.8 million, respectively. The effective income tax rate was 18% for the six months ended June 30, 2019 and 14% for the six months ended June 30, 2018. The effective income tax (benefit) rates for the three and six months ended June 30, 2018 were significantly impacted by the effects of the $32 million impairment loss of the Brattleboro mill and associated research and office facilities, as similar sized reconciling items had a larger percentage impact on lower pre-tax book income. See Note 5, "Income Taxes" of Notes to Condensed Consolidated Financial Statements for a reconciliation of the effective income tax (benefit) rate to the U.S. federal statutory income tax (benefit) rate for each period.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2019	2018
Net cash flow provided by (used in):
Operating activities	$41.0	$39.8

Investing activities:
Capital expenditures	(9.0)	(15.8)
Other investing activities	(0.6)	(0.2)
Total	(9.6)	(16.0)

Financing activities:
Net borrowing of long-term debt	(15.6)	(1.0)
Cash dividends paid	(15.2)	(13.9)
Shares purchased	(2.0)	(6.3)
Other financing activities	(0.4)	0.3
Total	(33.2)	(20.9)
Effect of exchange rate changes on cash and cash equivalents	—	(0.2)
Net increase (decrease) in cash and cash equivalents	$(1.8)	$2.7

Operating Cash Flow Commentary

•
Cash provided by operating activities of $41.0 million for the six months ended June 30, 2019 was $1.2 million higher than cash provided by operating activities of $39.8 million in the prior year period.

Investing Commentary:

•
For the six months ended June 30, 2019 and 2018, cash used by investing activities was $9.6 million and $16.0 million, respectively. The decrease was primarily due to reduced capital spending in 2019. For the full year 2019, we expect aggregate annual capital expenditures to be at the lower end of our targeted range of 3% to 5% of net sales.

Financing Commentary:

Our liquidity requirements are provided by cash generated from operations and short and long-term borrowings.

•
For the six months ended June 30, 2019 and 2018, cash used in financing activities was $33.2 million and $20.9 million, respectively. Cash related to financing activities consists primarily of net borrowings of long-term debt, dividends paid and share repurchases.

•
Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of June 30, 2019, we had $43.4 million outstanding under our Global Revolving Credit Facilities and $176.5 million of available credit (based on exchange rates at June 30, 2019).

•	We have required debt principal payments through June 30, 2020 of $2.7 million for principal payments on the two German loan agreements.

•
For the six months ended June 30, 2019, cash and cash equivalents decreased $1.8 million to $8.1 million at June 30, 2019 from $9.9 million at December 31, 2018. Total debt decreased $15.4 million to $223.7 million at June 30, 2019 from $239.1 million at December 31, 2018.

•
As of June 30, 2019, our cash balance of $8.1 million consists of $0.1 million in the U.S. and $8.0 million held at entities outside of the U.S. As of June 30, 2019, there were no restrictions regarding the repatriation of our non-U.S. cash.

Transactions With Shareholders

•
In November 2018, our Board of Directors approved a 10% increase in the quarterly dividend on our Common Stock, to $0.45 per share, effective with the March 2019 dividend payment. For the six months ended June 30, 2019 and 2018, we paid cash dividends of $15.2 million ($0.90 per common share) and $13.9 million ($0.82 per common share), respectively.

•
Purchases under the 2019 Stock Purchase Plan will be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. The 2019 Stock Purchase Plan does not require us to purchase any specific number of shares and may be suspended or discontinued at any time. For the six months ended June 30, 2019 and 2018, we repurchased 31,268 shares of Common Stock at a cost of $1.9 million and 79,179 shares of Common Stock at a cost of $6.3 million, respectively. For further details on our Stock Purchase Plans refer to Note 9, "Stockholders' Equity" of Notes to Condensed Consolidated Financial Statements.

Other Items:

•
As of June 30, 2019, we had $45.1 million of state net operating losses ("NOLs"). Our state NOLs may be used to offset $2.8 million in state income taxes. If not used, substantially all of the state NOLs will expire in various amounts between 2019 and 2039. In addition, as of June 30, 2019, we had $21.3 million of U.S. federal and $7.2 million of U.S. state research and development tax credits ("R&D Credits") which, if not used, will expire between 2029 and 2039 for the U.S. federal R&D Credits and between 2020 and 2034 for the state R&D Credits.

•
We adopted the new accounting standards for leases effective January 1, 2019 by recognizing $16.2 million of lease right-of-use assets and $17.0 million of lease liabilities on our Condensed Consolidated Balance Sheets. The new standard did not have an impact on our results of operations or cash flows. See Note 11, "Leases" of Notes to Condensed Consolidated Financial Statements for further discussion as of June 30, 2019.

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

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. We believe that the estimates, assumptions and judgments described in "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Estimates" of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. The critical accounting policies used in the preparation of the consolidated financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regard to estimates used. These critical judgments relate to the timing of recognizing sales revenue, the recoverability of deferred income tax assets, pension benefits and future cash flows associated with impairment testing of long-lived assets. Actual results could differ from these estimates and changes in these estimates are recorded when known. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition.  There have been no significant changes in these policies, or the estimates used in the application of the policies, since December 31, 2018.

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

As of June 30, 2019, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the six months ended June 30, 2019. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the six months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to leases on our financial statements to facilitate the adoption on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new leases standard.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities:

The following table contains information about our purchases of our equity securities for the three months ended June 30, 2019.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (a)
April	268	$66.28	—	$24,745,942
May	19,923	$59.20	19,263	$23,610,095
June	7,720	$59.48	7,720	$23,150,883

(a)         As of June 30, 2019, the Company has purchased 31,268 shares of Common Stock at an aggregate cost of $1.9 million under the 2019 Stock Purchase Plan.  For further discussion on the share repurchase plans refer to Note 9, "Stockholders' Equity" of Notes to Condensed Consolidated Financial Statements.

Item 6.  Exhibits

Exhibit Number	Exhibit

10.1	Form of Performance Share Unit Award Agreement

10.2	Form of Restricted Stock Unit Award Agreement (A - standard award)

10.3	Form of Restricted Stock Unit Award Agreement (B - standard award)

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

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
(Principal Executive Officer)

/s/ Bonnie C. Lind
Bonnie C. Lind
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Larry N. Brownlee
Larry N. Brownlee
Vice President, Controller (Principal Accounting Officer)

August 7, 2019