Form 10-Q
period 2019-09-30
Neenah Inc
filed 2019-11-06
CIK 1296435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of November 1, 2019, there were 16,814,795 shares of the Company’s Common Stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
'[	2019	2018	2019	2018
Net sales	$231.8	$256.2	$724.9	$794.0
Cost of products sold	187.1	214.9	585.8	645.2
Gross profit	44.7	41.3	139.1	148.8
Selling, general and administrative expenses	23.1	23.6	75.3	75.6
Impairment loss (Note 12)	—	2.0	—	34.0
Restructuring and other non-routine costs (Note 13)	2.4	2.2	5.9	2.5
Pension settlement and other benefit costs (Note 7)	0.1	—	0.1	1.8
Acquisition-related adjustments (Note 1)	—	(3.1)	—	(3.1)
Insurance settlement	—	(0.4)	—	(0.4)
Other expense - net	0.1	0.5	1.6	2.1
Operating income	19.0	16.5	56.2	36.3
Interest expense - net	2.8	3.2	9.0	9.8
Income from continuing operations before income taxes	16.2	13.3	47.2	26.5
Provision for income taxes	1.8	0.4	7.4	2.2
Income from continuing operations	14.4	12.9	39.8	24.3
Loss from discontinued operations (Note 1)	—	(0.8)	—	(0.8)
Net income	$14.4	$12.1	$39.8	$23.5

Earnings (Loss) Per Common Share
Basic
Continuing operations	$0.85	$0.76	$2.35	$1.43
Discontinued operations	—	(0.05)	—	(0.05)
Basic	$0.85	$0.71	$2.35	$1.38

Diluted
Continuing operations	$0.84	$0.75	$2.33	$1.41
Discontinued operations	—	(0.05)	—	(0.05)
Diluted	$0.84	$0.70	$2.33	$1.36

Weighted Average Common Shares Outstanding (in thousands)
Basic	16,837	16,849	16,850	16,848
Diluted	16,905	16,988	16,910	16,984

Cash Dividends Declared Per Share of Common Stock	$0.45	$0.41	$1.35	$1.23

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$14.4	$12.1	$39.8	$23.5
Reclassification of amounts recognized in the condensed consolidated statements of operations:
Amortization of adjustments to pension and other postretirement benefit liabilities (Note 7)	1.3	1.5	4.4	4.5
SERP settlement loss (Note 7)	0.1	—	0.1	0.8
Amounts recognized in the condensed consolidated statements of operations	1.4	1.5	4.5	5.3
Unrealized foreign currency translation loss	(6.9)	(0.7)	(8.6)	(4.9)
Net gain from pension and other postretirement benefit plans	—	—	4.9	0.4
Income (loss) from other comprehensive income items	(5.5)	0.8	0.8	0.8
Provision for income taxes	0.3	0.4	2.1	1.5
Other comprehensive income (loss)	(5.8)	0.4	(1.3)	(0.7)
Comprehensive income	$8.6	$12.5	$38.5	$22.8

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$7.4	$9.9
Accounts receivable (less allowances of $1.5 million and $1.3 million)	112.0	114.8
Inventories	118.7	131.6
Prepaid and other current assets	15.0	21.6
Total Current Assets	253.1	277.9
Property, Plant and Equipment
Property, plant and equipment, at cost	838.5	840.2
Less accumulated depreciation	461.8	444.0
Property, Plant and Equipment—net	376.7	396.2
Lease Right-of-Use Assets (Note 11)	14.2	—
Deferred Income Taxes	13.0	16.4
Goodwill	81.9	84.0
Intangible Assets—net	67.1	70.7
Other Noncurrent Assets	16.4	16.0
TOTAL ASSETS	$822.4	$861.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$2.6	$2.3
Lease liabilities payable within one year (Note 11)	1.8	—
Accounts payable	51.7	63.3
Accrued expenses	48.7	55.2
Total Current Liabilities	104.8	120.8
Long-term Debt	202.0	236.8
Deferred Income Taxes	13.5	14.4
Noncurrent Employee Benefits	79.4	92.9
Noncurrent Lease Liabilities (Note 11)	13.2	—
Other Noncurrent Obligations	4.0	6.1
TOTAL LIABILITIES	416.9	471.0
Contingencies and Legal Matters (Note 10)	—	—
TOTAL STOCKHOLDERS’ EQUITY	405.5	390.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$822.4	$861.2

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions, shares in thousands)
(Unaudited)

	2019 Activity
	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2018	18,597	$0.2	$(76.6)	$328.5	$243.2	$(105.1)	$390.2
Net income	—	—	—	—	11.8	—	11.8
Other comprehensive loss, including income taxes	—	—	—	—	—	(1.7)	(1.7)
Dividends declared	—	—	—	—	(7.6)	—	(7.6)
Shares purchased (Note 9)	—	—	(0.3)	—	—	—	(0.3)
Stock options exercised	9	—	—	—	—	—	—
Restricted stock vesting (Note 9)	3	—	(0.1)	—	—	—	(0.1)
Stock-based compensation	—	—	—	1.9	—	—	1.9
Balance, March 31, 2019	18,609	0.2	(77.0)	330.4	247.4	(106.8)	394.2
Net income	—	—	—	—	13.6	—	13.6
Other comprehensive income, net of income taxes	—	—	—	—	—	6.2	6.2
Dividends declared	—	—	—	—	(7.6)	—	(7.6)
Shares purchased (Note 9)	—	—	(1.6)	—	—	—	(1.6)
Stock options exercised	1	—	—	—	—	—	—
Restricted stock vesting (Note 9)	21	—	—	—	—	—	—
Stock-based compensation	—	—	—	1.7	—	—	1.7
Balance, June 30, 2019	18,631	0.2	(78.6)	332.1	253.4	(100.6)	406.5
Net income	—	—	—	—	14.4	—	14.4
Other comprehensive loss, including income taxes	—	—	—	—	—	(5.8)	(5.8)
Dividends declared	—	—	—	—	(7.7)	—	(7.7)
Shares purchased (Note 9)	—	—	(2.9)	—	—	—	(2.9)
Stock options exercised	2	—	—	—	—	—	—
Restricted stock vesting (Note 9)	2	—	(0.2)	—	—	—	(0.2)
Stock-based compensation	—	—	—	1.2	—	—	1.2
Balance, September 30, 2019	18,635	$0.2	$(81.7)	$333.3	$260.1	$(106.4)	$405.5

	2018 Activity
	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2017	18,458	$0.2	$(65.8)	$323.9	$235.7	$(94.1)	$399.9
Net income	—	—	—	—	16.2	—	16.2
Other comprehensive income, net of income taxes	—	—	—	—	—	7.3	7.3
Reclassification of the unrealized loss on "available-for-sale" securities	—	—	—	—	(0.3)	0.3	—
Reclassification of deferred income taxes on intra-entity asset transfers	—	—	—	—	(0.8)	—	(0.8)
Dividends declared	—	—	—	—	(7.0)	—	(7.0)
Shares purchased (Note 9)	—	—	(5.3)	—	—	—	(5.3)
Stock options exercised	20	—	—	0.1	—	—	0.1
Stock-based compensation	—	—	—	1.8	—	—	1.8
Balance, March 31, 2018	18,478	0.2	(71.1)	325.8	243.8	(86.5)	412.2
Net loss	—	—	—	—	(4.8)	—	(4.8)
Other comprehensive loss, including income taxes	—	—	—	—	—	(8.4)	(8.4)
Dividends declared	—	—	—	—	(6.9)	—	(6.9)
Shares purchased (Note 9)	—	—	(1.0)	—	—	—	(1.0)
Stock options exercised	12	—	—	0.3	—	—	0.3
Restricted stock vesting (Note 9)	8	—	—	—	—	—	—
Stock-based compensation	—	—	—	1.2	—	—	1.2
Other/currency	—	—	—	(0.1)	—	—	(0.1)
Balance, June 30, 2018	18,498	0.2	(72.1)	327.2	232.1	(94.9)	392.5
Net income	—	—	—	—	12.1	—	12.1
Other comprehensive income, net of income taxes	—	—	—	—	—	0.4	0.4
Dividends declared	—	—	—	—	(6.9)	—	(6.9)
Stock options exercised	35	—	—	0.3	—	—	0.3
Stock-based compensation	—	—	—	0.7	—	—	0.7
Balance, September 30, 2018	18,533	$0.2	$(72.1)	$328.2	$237.3	$(94.5)	$399.1

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$39.8	$23.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30.2	27.3
Stock-based compensation	4.8	3.7
Deferred income tax provision (benefit)	1.1	(4.4)
Impairment loss (Note 12)	—	34.0
Pension settlement and other benefit costs (Note 7)	0.1	1.8
Loss on asset dispositions	0.1	0.4
Non-cash effects of changes in liabilities for uncertain income tax positions	(0.5)	0.1
Decrease (increase) in working capital	1.4	(8.2)
Pension and other postretirement benefits	(2.2)	(13.5)
Other	(0.4)	(1.0)
NET CASH PROVIDED BY OPERATING ACTIVITIES	74.4	63.7

INVESTING ACTIVITIES
Capital expenditures	(13.9)	(28.1)
Purchase of marketable securities	(0.3)	—
Other	(0.7)	(0.8)
NET CASH USED IN INVESTING ACTIVITIES	(14.9)	(28.9)

FINANCING ACTIVITIES
Long-term borrowings (Note 6)	155.5	224.8
Repayments of long-term debt (Note 6)	(188.8)	(229.6)
Debt issuance costs	(0.4)	(0.3)
Cash dividends paid	(22.9)	(20.8)
Shares purchased (Note 9)	(5.1)	(6.3)
Proceeds from exercise of stock options	—	0.6
NET CASH USED IN FINANCING ACTIVITIES	(61.7)	(31.6)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(0.3)	(0.3)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2.5)	2.9
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9.9	4.5
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7.4	$7.4

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest costs capitalized	$6.0	$6.7
Cash paid during period for income taxes	$11.4	$6.6
Non-cash investing activities:
Liability for equipment acquired	$3.1	$3.9

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

Earnings per Share ("EPS")

The following table presents the computation of basic and diluted EPS (dollars in millions except per share amounts, shares in thousands):

Earnings Per Basic Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income from continuing operations	$14.4	$12.9	$39.8	$24.3
Amounts attributable to participating securities	(0.1)	(0.1)	(0.2)	(0.3)
Income from continuing operations available to common stockholders	14.3	12.8	39.6	24.0
Loss from discontinued operations	—	(0.8)	—	(0.8)
Net income available to common stockholders	$14.3	$12.0	$39.6	$23.2

Weighted-average basic shares outstanding	16,837	16,849	16,850	16,848

Continuing operations	$0.85	$0.76	$2.35	$1.43
Discontinued operations	—	(0.05)	—	(0.05)
Basic earnings per share	$0.85	$0.71	$2.35	$1.38

Earnings Per Diluted Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income from continuing operations	$14.4	$12.9	$39.8	$24.3
Amounts attributable to participating securities	(0.1)	(0.1)	(0.2)	(0.3)
Income from continuing operations available to common stockholders	14.3	12.8	39.6	24.0
Loss from discontinued operations	—	(0.8)	—	(0.8)
Net income available to common stockholders	$14.3	$12.0	$39.6	$23.2

Weighted-average basic shares outstanding	16,837	16,849	16,850	16,848
Add: Assumed incremental shares under stock compensation plans (a)	68	139	60	136
Weighted-average diluted shares	16,905	16,988	16,910	16,984

Continuing operations	$0.84	$0.75	$2.33	$1.41
Discontinued operations	—	(0.05)	—	(0.05)
Diluted earnings per share	$0.84	$0.70	$2.33	$1.36

(a)        For the three months ended September 30, 2019 and 2018, there were 231,471 and 106,789 potentially dilutive options, respectively, excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s Common Stock.  For the nine months ended  September 30, 2019 and 2018, there were 231,199 and 143,853 potentially dilutive options, respectively, similarly excluded from the computation of dilutive common shares.

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

The following table presents the carrying value and the fair value of the Company’s debt.

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
2021 Senior Notes (5.25% fixed rate)	$175.0	$174.3	$175.0	$170.5
Global Revolving Credit Facilities (variable rates)	25.1	25.1	57.9	57.9
German loan agreement (2.45% fixed rate)	3.7	3.8	4.8	5.1
German loan agreement (1.45% fixed rate)	4.0	4.0	4.9	4.9
Total debt	$207.8	$207.2	$242.6	$238.4

(a)         The fair value for all debt instruments was estimated from Level 2 measurements using rates currently available to the Company for debt of the same remaining maturities.

As of September 30, 2019, the Company had $3.9 million in marketable securities in the U.S. classified as "Other Noncurrent Assets" on the Condensed Consolidated Balance Sheet. The cost of such marketable securities was $4.3 million. Fair value for the Company’s marketable securities was estimated from Level 1 inputs. The Company’s U.S. marketable securities are designated for the payment of benefits under its supplemental employee retirement plan ("SERP"). As of September 30, 2019, Neenah Germany had investments of $1.8 million that were restricted to the payment of certain post-retirement employee benefits of which $0.6 million and $1.2 million are classified as "Prepaid and other current assets" and "Other Noncurrent Assets", respectively, on the Condensed Consolidated Balance Sheet. The cost of these investments approximate market.

Acquisitions

During the three months ended September 30, 2018, the Company recognized $3.1 million of income related to the adjustment in contingent liability and an escrow arrangement from the 2017 acquisition of Coldenhove ("Coldenhove Acquisition"). These items were recognized as income as they related to the operating results subsequent to the acquisition.

Discontinued Operations

During the three months ended September 30, 2018, the Company recorded an additional loss on sale of $0.8 million arising from the final adjustment to the transaction price on the sale of the Lahnstein Mill in 2015.

Note 2.  Accounting Standards Changes

As of September 30, 2019, no amendments to the ASC have been issued that will have or are reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows.

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
The following tables represent a disaggregation of segment revenue from contracts with customers for the three and nine months ended September 30, 2019 and 2018.
The technical products business is an international producer of fiber-formed, coated and/or saturated specialized media that deliver high performance benefits to customers. Included in this segment are transportation and other filtration media ("Filtration"), tape and abrasives backings products ("Backings"), and digital image transfer, durable label and other specialty substrate products ("Specialty"). Following the disposition of the Brattleboro mill which eliminated a significant portion of the products of the Other business segment, in January 2019 the Company realigned the remaining products manufactured in the Other business segment to be managed as part of the Technical Products business segment. As a result, the Company presented the net sales and operating income for the three and nine months ended September 30, 2019 of this remaining portion of the Other business segment within the Technical Products business segment and recast the comparable 2018 information into Specialty products. Refer to Note 13, "Business Segment Information", for further discussion on the amount recast.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Filtration	43%	41%	42%	40%
Backings	24%	27%	25%	28%
Specialty	33%	32%	33%	32%
Total	100%	100%	100%	100%

The fine paper and packaging business is a leading supplier of premium printing and other high end specialty papers ("Graphic Imaging"), premium packaging ("Packaging") and specialty office papers ("Filing/Office") primarily in North America. With the sale of the Brattleboro mill in 2018, the Filing/Office category has been eliminated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Graphic Imaging	80%	78%	79%	77%
Packaging	20%	18%	21%	19%
Filing/Office	—%	4%	—%	4%
Total	100%	100%	100%	100%

The following tables represent a disaggregation of revenue from contracts with customers by location of the selling entities for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	72%	73%	72%	72%
Germany	21%	20%	21%	21%
Rest of Europe	7%	7%	7%	7%
Total	100%	100%	100%	100%

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

Note 4.  Supplemental Balance Sheet Data

The following table presents inventories by major class:

	September 30, 2019	December 31, 2018
Raw materials	$32.0	$35.6
Work in progress	25.1	30.1
Finished goods	67.2	78.3
Supplies and other	5.1	3.0
	129.4	147.0
Adjust FIFO inventories to LIFO cost	(10.7)	(15.4)
Total	$118.7	$131.6

The FIFO values of inventories valued on the LIFO method were $103.3 million and $109.1 million as of September 30, 2019 and December 31, 2018, respectively. For the three and nine months ended September 30, 2019, income from continuing operations before income taxes was reduced by less than $0.1 million due to a decrease in certain LIFO inventory quantities.

The following table presents changes in accumulated other comprehensive income (loss) ("AOCI") for the nine months ended September 30, 2019:

	Net Unrealized Foreign Currency Translation Loss	Net Loss from Pension and Other Postretirement Liabilities	Accumulated Other Comprehensive Loss
AOCI — December 31, 2018	$(15.5)	$(89.6)	$(105.1)
Other comprehensive income (loss) before reclassifications (a)	(8.6)	5.0	(3.6)
Amounts reclassified from AOCI	—	4.4	4.4
Income (loss) from other comprehensive income items	(8.6)	9.4	0.8
Provision (benefit) for income taxes	(0.2)	2.3	2.1
Other comprehensive income (loss)	(8.4)	7.1	(1.3)
AOCI — September 30, 2019	$(23.9)	$(82.5)	$(106.4)

(a)
For the nine months ended September 30, 2019, the Company recorded a $4.9 million decrease in the employee benefit obligations related to a pension remeasurement in conjunction with the redistribution of active and inactive participants between separate pension plans and a $0.1 million settlement loss related to the SERP.

For the nine months ended September 30, 2019 and 2018, the Company reclassified $4.4 million and $4.5 million, respectively, of costs from AOCI to "Other expense - net" on the Condensed Consolidated Statements of Operations. For each of the nine months ended September 30, 2019 and 2018, the Company recognized an income tax benefit of $1.1 million related to such reclassifications classified as "Provision for income taxes" on the Condensed Consolidated Statements of Operations.

Note 5. Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Income tax expense represented 11% and 3% of pre-tax book income for the three months ended September 30, 2019 and 2018, respectively, and 16% and 8% of pre-tax book income for the nine months ended September 30, 2019 and 2018, respectively. The effective income tax rates for the three and nine months ended September 30, 2019 were reduced by a $1.2 million reversal of U.S. federal and state reserves for uncertain tax positions as a result of expiration of statutes of limitation for audit. The effective income tax rate for the three and nine months ended September 30, 2018 was significantly impacted by the effects of the $34.0 million impairment loss of the Brattleboro mill and associated research and office facilities (see Note 12), as lower pre-tax income resulted in similarly sized reconciling items having a larger percentage impact. In addition, the effective income tax rates for these 2018 periods were favorably impacted by incremental pension plan contributions applied to the 2017 tax year.

The following table presents the principal reasons for the difference between the Company's effective income tax (benefit) rate and the U.S. federal statutory income tax (benefit) rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
U.S. federal statutory income tax (benefit) rate	21%	21%	21%	21%
U.S. state income taxes (benefit), net of federal income tax effect	1%	—%	1%	(3)%
Foreign tax rate differences and financing structure	—%	1%	1%	3%
U.S. taxes on foreign earnings	1%	(2)%	1%	6%
Change in statutory tax rates	—%	(3)%	—%	(3)%
Research and development and other tax credits	(5)%	(10)%	(6)%	(12)%
Excess tax benefits from stock compensation	—%	(5)%	—%	(4)%
Uncertain income tax positions	(7)%	2%	(3)%	2%
Other differences - net	—%	(1)%	1%	(2)%
Effective income tax (benefit) rate	11%	3%	16%	8%

Note 6.  Debt

Long-term debt consisted of the following:

	September 30, 2019	December 31, 2018
2021 Senior Notes (5.25% fixed rate) due May 2021	$175.0	$175.0
Global Revolving Credit Facilities (variable rates) due December 2023	25.1	57.9
German loan agreement (2.45% fixed rate) due in quarterly installments ending September 2022	3.7	4.8
German loan agreement (1.45% fixed rate) due in quarterly installments ending March 2023	4.0	4.9
Deferred financing costs	(3.2)	(3.5)
Total debt	204.6	239.1
Less: Debt payable within one year	2.6	2.3
Long-term debt	$202.0	$236.8

2021 Senior Notes

In May 2013, the Company completed an underwritten offering of eight-year senior unsecured notes (the "2021 Senior Notes") at a face amount of $175 million. The 2021 Senior Notes contain terms, covenants and events of default with which the Company must comply, which the Company believes are ordinary and standard for notes of this nature. As of September 30, 2019, the Company was in compliance with all terms of the indenture for the 2021 Senior Notes.

Amended and Restated Secured Revolving Credit Facility

In December 2018, the Company amended and restated its existing credit facility by entering into the Fourth Amended and Restated Credit Agreement (the "Fourth Amended Credit Agreement"), that will mature on December 10, 2023.

The Fourth Amended Credit Agreement contains covenants with which the Company and its subsidiaries must comply during the term of the agreement, which the Company believes are ordinary and standard for agreements of this nature. As of September 30, 2019, the Company was in compliance with all terms of the Fourth Amended Credit Agreement.

Availability under the Global Revolving Credit Facilities varies over time depending on the value of the Company’s inventory, receivables and various capital assets. As of September 30, 2019, the Company had $25.1 million of borrowings and $0.5 million in letters of credit outstanding under the Global Revolving Credit Facilities and $176.3 million of available credit (based on exchange rates at September 30, 2019). As of September 30, 2019, the weighted-average interest rate on outstanding Global Revolving Credit Facility borrowings was 1.3 percent per annum. As of December 31, 2018, the weighted-average interest rate under the Global Revolving Credit Facilities was 2.9 percent per annum.

Under the terms of the 2021 Senior Notes and the Fourth Amended Credit Agreement, the Company has limitations on its ability to repurchase shares of and pay dividends on its Common Stock. These limitations are triggered depending on the Company’s credit availability under the Fourth Amended Credit Agreement and leverage levels under the Senior Notes. As of September 30, 2019, none of these covenants were restrictive to the Company’s ability to repurchase shares of and pay dividends on its Common Stock.

For additional information about our debt agreements, see Note 7, "Debt" of the Notes to Consolidated Financial Statements in our 2018 Form 10-K.

Borrowings and Repayments of Long-Term Debt

The Condensed Consolidated Statements of Cash Flows present borrowings and repayments under the Global Revolving Credit Facilities using a gross approach. This approach presents not only discrete borrowings for transactions such as a business acquisition, but also reflects all borrowings and repayments that occur as part of daily management of cash receipts and disbursements. For the nine months ended September 30, 2019, the Company made scheduled debt repayments of $1.6 million and net long-term debt repayments of $31.7 million related to daily cash management activities. For the nine months ended September 30, 2018, the Company made scheduled debt repayments of $1.0 million and net long-term debt repayments of $3.8 million related to daily cash management activities.

Note 7.  Pension and Other Postretirement Benefits

Pension Plans

Substantially all active employees of the Company’s U.S. operations participate in defined benefit pension plans and/or defined contribution retirement plans. The Company has defined benefit plans for substantially all its employees in Germany, the Netherlands and the United Kingdom. In addition, the Company maintains a SERP, which is a non-qualified defined benefit plan, and a supplemental retirement contribution plan (the "SRCP"), which is a non-qualified, unfunded defined contribution plan. The Company provides benefits under the non-qualified SERP and SRCP plans to the extent necessary to fulfill the intent of its retirement plans without regard to the limitations set by the Internal Revenue Code on qualified retirement benefit plans.

During October 2019, the Company reached an agreement with the union members of the Christelijke Nationale Vakbond ("CNV") and the Federatie Nederlandse Vakvereniging ("FNV") that affected employees in the Netherlands. In accordance with the new agreements, effective December 31, 2019, the current Dutch defined benefit pension plan will be closed to new entrants, and the defined benefit pension plan will be replaced by a new defined contribution plan. All new employees will participate in the new defined contribution plan, and current employees will have their benefit frozen at current levels under the defined benefit plan and will begin participation in the new defined contribution plan. The Company expects to recognize a curtailment gain of €1.7 million in the fourth quarter of 2019 due to these changes.

The following table presents the components of net periodic benefit cost for the Company’s defined benefit plans and postretirement plans other than pensions:

Components of Net Periodic Benefit Cost for Defined Benefit Plans

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended September 30,
	2019	2018	2019	2018
Service cost	$1.2	$1.7	$0.3	$0.3
Interest cost	4.0	3.9	0.3	0.3
Expected return on plan assets (a)	(5.4)	(5.2)	—	—
Recognized net actuarial loss	1.1	1.3	0.1	0.1
Amortization of prior service benefit	0.1	—	—	—
Amount of settlement loss recognized	0.1	—	—	—
Net periodic benefit cost	$1.1	$1.7	$0.7	$0.7

	Pension Benefits		Postretirement Benefits Other than Pensions
	Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost	$3.8	$5.1	$0.9	$0.9
Interest cost	12.2	11.8	1.1	0.9
Expected return on plan assets (a)	(15.7)	(15.7)	—	—
Recognized net actuarial loss	3.7	3.9	0.5	0.4
Amortization of prior service benefit	0.2	0.1	—	(0.1)
Amount of settlement loss recognized (b)	0.1	0.8	—	—
Net periodic benefit cost	$4.3	$6.0	$2.5	$2.1

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

(b) For the nine months ended September 30, 2019 and 2018, the Company recognized a settlement loss of $0.1 million and $0.8 million, respectively, related to the SERP.

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
The Company expects to make aggregate contributions to qualified and nonqualified defined benefit pension trusts and to pay pension benefits for unfunded pension and other postretirement benefit plans of $14.7 million in calendar 2019.  For the nine months ended September 30, 2019, the Company made $9.7 million of such payments. The Company made similar payments of $21.5 million and $23.1 million for the nine months ended September 30, 2018 and for the year ended December 31, 2018, respectively.

Multi-Employer Plan

In June 2018, the Company and representatives of the United Steelworkers Union (the "USW") of the Lowville mill reached an agreement to withdraw from the Pace Industry Union-Management Pension Fund (“PIUMPF”), effective July 1, 2018. As a result, the Company recorded an estimated withdrawal liability of $1.0 million, which assumes payment of $0.1 million per year over 20 years, discounted at a credit adjusted risk-free rate of 5.7%. In addition to the withdrawal liability, PIUMPF may also demand payment from the Company of a pro-rata share of the fund's accumulated funding deficiency. The Company estimates the demand of accumulated funding deficiency to be in the range of $1.0 to $1.25 million. The Company reserves the right to challenge any such demand and believes this demand is unenforceable. As such, the Company has not recorded a liability for this amount as of September 30, 2019.

Note 8.  Stock Compensation Plan

Stock Options and Stock Appreciation Rights ("Options")

The following table presents information regarding Options awarded during the nine months ended September 30, 2019:

Options granted	1,272
Per share weighted average exercise price	$66.59
Per share weighted average grant date fair value	$10.32

The weighted-average grant date fair value for Options granted during the nine months ended September 30, 2019 was estimated using the Black-Scholes option valuation model with the following assumptions:

Expected term in years	5.0
Risk free interest rate	1.8%
Volatility	23.1%
Dividend yield	3.0%

The following table presents information regarding Options that vested during the nine months ended September 30, 2019:

Options vested	111,615
Aggregate grant date fair value of Options vested (in millions)	$1.6

The following table presents information regarding outstanding Options:

	September 30, 2019	December 31, 2018
Options outstanding	432,406	451,081
Aggregate intrinsic value (in millions)	$3.2	$2.7
Per share weighted average exercise price	$69.31	$67.46
Exercisable Options	333,887	240,903
Aggregate intrinsic value (in millions)	$3.2	$2.6
Unvested Options	98,519	210,178
Per share weighted average grant date fair value	$14.37	$14.21

Performance Share Units ("PSUs") and Restricted Share Units ("RSUs")

For the nine months ended September 30, 2019, the Company granted target awards of 49,457 PSUs. The measurement period for three-fourths of the PSUs is January 1, 2019 through December 31, 2019, and for the remaining one-fourth of the PSUs is January 1, 2019 through December 31, 2021. The PSUs vest on December 31, 2021. Common Stock of an amount between zero and 200 percent of the PSUs target will be awarded based on the Company’s return on invested capital, consolidated revenue growth, EPS and total return to shareholders relative to the companies in the Russell 2000® Value small cap index. The Company’s return on invested capital, consolidated revenue growth and EPS are adjusted for certain items as further described in the Performance Share Award Agreement. The market price on the date of grant for the PSUs was $69.04 per share.

For the nine months ended September 30, 2019, the Company awarded 36,441 RSUs to certain employees. The weighted average grant date fair value of such awards was $69.09 per share and the one third of the shares will vest on each of the first three anniversaries of the grant date, with certain exceptions for retiring employees. For the nine months ended September 30, 2019, the Company also awarded 10,056 RSUs to non-employee members of the Board of Directors. The weighted average grant date fair value of such awards was $59.67 per share and the awards vest one year from the date of grant. During the vesting period, the holders of the RSUs are entitled to dividends, but the RSUs do not have voting rights. Generally, the RSUs and PSUs are forfeited in the event the holder is no longer working for the Company on the vesting date. However, under specific circumstances, vesting may be accelerated or reflect pro-rata vesting.

Note 9.  Stockholders’ Equity

Common Stock

As of September 30, 2019 and December 31, 2018, the Company had 16,815,000 shares and 16,859,000 shares of Common Stock outstanding, respectively.

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

The following table shows shares purchased and value ($ in millions) under the respective stock purchase plans:

	Nine Months Ended September 30,
	2019		2018
	Shares	Amount	Shares	Amount
2019 Stock Purchase Plan	79,676	$4.9	—	$—
2018 Stock Purchase Plan	—	—	79,179	6.3

For the nine months ended September 30, 2019, the Company acquired 2,432 shares of Common Stock, at a cost of $0.2 million for shares surrendered by employees to pay taxes due on vested restricted stock awards.

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

Employees and Labor Relations

The Company’s U.S. union employees are represented by the USW. Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the "IG BCE"). In the Netherlands, most of our employees are eligible to be represented by the CNV and the FNV. As of September 30, 2019, the Company had 96 U.S. employees covered under collective bargaining agreements that have or will expire in the next 12 months.

The following table shows the expiration dates of the Company’s various bargaining agreements and the number of employees covered under each of these agreements.

Contract Expiration Date	Location	Union	Number of Employees
May 2019 (b)	Appleton, WI	USW	96
April 2020	Eerbeek, Netherlands	CNV, FNV	(a)
August 2020	Neenah Germany	IG BCE	(a)
January 2021	Whiting, WI	USW	202
June 2021	Neenah, WI	USW	255
July 2021	Munising, MI	USW	189
November 2021	Lowville, NY	USW	99

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
The Company has operating leases for corporate offices, warehouses and certain equipment, with remaining lease terms of up to 11 years, some of which include options to extend the leases for up to five years. The Company determines if an arrangement is a lease at inception. Operating leases with terms greater than 12 months are included in "Lease Right-of-Use Assets", "Lease liabilities payable within one year" and "Noncurrent Lease Liabilities" on the Condensed Consolidated Balance Sheets. As of September 30, 2019, the Company did not have any material finance leases.
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
The components of lease expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Operating lease cost	$0.8	$2.4
Short-term lease cost	0.3	1.2
Variable lease cost (a)	0.7	1.8

(a)	The variable lease costs consist mainly of a warehouse lease where the cost is determined based on the square footage used each month.

For the nine months ended September 30, 2019, the Company paid $2.3 million for amounts included in the measurement of operating lease liabilities. For the nine months ended September 30, 2019, new ROU assets of $1.2 million were obtained in exchange for operating lease liabilities.

As of September 30, 2019, the weighted average remaining lease term and weighted average discount rate for operating leases were 8.3 years and 4.9%, respectively.

Maturities of lease liabilities were as follows:

Year Ending December 31,	Operating Leases
Remainder of 2019	$0.4
2020	2.5
2021	2.5
2022	2.3
2023	2.0
Thereafter	9.1
Total lease payments	18.8
Less: Imputed interest	3.8
Total lease liabilities	$15.0

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

Note 13.  Business Segment Information

Following the disposition of the Brattleboro mill which eliminated a significant portion of the products of the Other business segment, in January 2019 the Company realigned the remaining products manufactured in the Other business segment to be managed as part of the Technical Products business segment. As a result, the Company recast the comparable 2018 information and presented the $4.1 million and $12.3 million of net sales for the three and nine months ended September 30, 2018, respectively, of this remaining portion of the Other business segment within the Technical Products business segment. The 2018 operating income (loss) of the Other business segment was immaterial and was not recast. The Company also recast the total assets by segment and presented the $12.9 million of total assets as of December 31, 2018 of this remaining portion of the Other business segment within the Technical Products business segment.

The Company’s reportable operating segments consist of Technical Products, Fine Paper and Packaging and, in the prior year period only, Other.

•
The Technical Products segment is an aggregation of the Company’s filtration and performance materials businesses which are similar in terms of economic characteristics, nature of products, processes, customer class and product distribution methods. The segment is an international producer of fiber-formed, coated and/or saturated specialized media that deliver high performance benefits to customers. Included in this segment are transportation and other filtration media, tape and abrasives backings products, digital image transfer, durable label and other specialty substrate products.

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

The following tables summarize the net sales, operating income, and total assets for each of the Company’s business segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales
Technical Products	$131.7	$142.3	$418.1	$449.7
Fine Paper and Packaging	100.1	112.5	306.8	339.9
Other	—	1.4	—	4.4
Consolidated	$231.8	$256.2	$724.9	$794.0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019 (a)	2018 (b)	2019 (c)	2018 (d)
Operating income (loss)
Technical Products	$9.5	$10.9	$33.3	$44.2
Fine Paper and Packaging	13.2	11.3	38.0	15.3
Other	—	(0.6)	—	(6.8)
Unallocated corporate costs	(3.7)	(5.1)	(15.1)	(16.4)
Consolidated	$19.0	$16.5	$56.2	$36.3

(a) Operating income for the three months ended September 30, 2019 included (1) $2.3 million of non-routine costs within Fine Paper and Packaging, related mostly to accelerated depreciation and spare parts inventory reserves related to an idled paper machine; and (2) $0.2 million of pension settlement and restructuring costs within Unallocated corporate costs. Refer to Note 7, "Pension and Other Postretirement Benefits" for discussion on SERP settlement costs.

(b)
Operating income for the three months ended September 30, 2018 included an impairment loss, acquisition-related adjustments, insurance-related settlement, and restructuring and other non-routine costs of $(2.6) million in Technical Products, $1.9 million in Fine Paper and Packaging, $0.6 million in Other, and $0.8 million in Unallocated corporate costs. Refer to Note 12, "Brattleboro Impairment Loss" for discussion of the $2.0 million impairment loss and Note 1, "Background and Basis of Presentation" for discussion of the $(3.1) million of acquisition-related adjustments related to the Coldenhove Acquisition.

(c)
Operating income for the nine months ended September 30, 2019 included (1) $5.3 million of non-routine costs within Fine Paper and Packaging, consisting of $4.4 million of accelerated depreciation and spare parts inventory reserves related to an idled paper machine, $0.7 million accrual for a 2012-15 indirect tax audit, and a $0.2 million adjustment primarily related to inventory reserve related to termination of a royalty arrangement; (2) $0.4 million expense within Technical Products, primarily related to a 2016 electricity grid charge; and (3) $0.3 million of pension settlement and restructuring costs within Unallocated corporate costs. Refer to Note 7, "Pension and Other Postretirement Benefits" for discussion on SERP settlement costs.

(d)
Operating income for the nine months ended September 30, 2018 included the Brattleboro mill impairment loss, pension settlement and other costs, acquisition-related adjustments, restructuring, integration, and other costs, and insurance-related settlement of $(0.8) million in Technical Products, $27.4 million in Fine Paper and Packaging, $6.6 million in Other and $1.6 million in Unallocated corporate costs. Refer to Note 12, "Brattleboro Impairment Loss" for discussion of the $34.0 million impairment loss and $1.2 million of restructuring costs, Note 1, "Background and Basis of Presentation" for discussion of the $(3.1) million acquisition-related adjustments and Note 7, "Pension and Other Postretirement Benefits" for discussion of the $1.8 million cost of withdrawal from the multi-employer pension plan and a settlement loss related to SERP.

	September 30, 2019	December 31, 2018
Total Assets (a)
Technical Products	$568.3	$599.3
Fine Paper and Packaging	219.6	234.7
Corporate (b)	34.5	27.2
Consolidated	$822.4	$861.2

(a)	Segment identifiable assets are those that are directly used in the segments operations.

(b)	Corporate assets are primarily deferred income taxes and lease ROU assets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our financial position as of September 30, 2019 and our results of operations for the three and nine months ended September 30, 2019 and 2018. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See "Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements.

Executive Summary

For the three months ended September 30, 2019, consolidated net sales of $231.8 million decreased $24.4 million (10%) from the prior year period. Both periods reflected typical seasonal slowing of sales in Technical Products. The decline in revenues resulted from lower volumes, reflecting weaker global market conditions in both segments, the divestiture of the Brattleboro mill in December 2018, and unfavorable currency translation effects. These items were only partly offset by increased selling prices in both segments. On a constant currency basis and excluding the sale of Brattleboro, sales declined 6 percent compared with the prior year.

Consolidated operating income of $19.0 million for the three months ended September 30, 2019 increased $2.5 million from the prior year period. The increase was mainly due to higher selling prices, lower input costs, a more profitable Technical Products mix, and lower SG&A expense, partly offset by lower sales and production volumes in both segments. In the third quarter of both years, we also experienced the usual costs of downtime for maintenance work. Excluding $2.5 million of adjustments for 2019 and $0.7 million of adjustments for 2018, adjusted operating income in 2019 increased $4.3 million (25%), to $21.5 million from $17.2 million. Adjusting items in 2019 included $2.4 million for accelerated depreciation and other costs related to the planned consolidation of the fine paper manufacturing footprint with an idling of a paper machine. See the reconciliation table on F-26 for further detail of adjusting items.

Cash provided by operating activities of $74.4 million for the nine months ended September 30, 2019 was $10.7 million higher than cash generated of $63.7 million in the prior year period. The increase resulted primarily from working capital improvements and lower pension plan contributions, partly offset by lower cash earnings. Cash used for investing activities of $14.9 million was $14.0 million lower than $28.9 million in the prior period. The decrease was primarily due to lower capital expenditures in 2019.

Results of Operations and Related Information

In this section, we discuss and analyze our net sales, earnings before interest and taxes (which we refer to as "operating income") and other information relevant to an understanding of our results of operations for the three and nine months ended September 30, 2019 and 2018.

Following the disposition of the Brattleboro mill in December 2018, which reduced sales in the Fine Paper and Packaging business segment and eliminated a significant portion of the products of the Other business segment, in January 2019 we realigned the remaining products manufactured in the Other business segment to be managed as part of the Technical Products business segment. As a result, we recast the comparable 2018 information and presented the $4.1 million and $12.3 million of net sales for the three and nine months ended September 30, 2018, respectively, of this remaining portion of the Other business segment within the Technical Products business segment. The 2018 operating income (loss) of the Other business segment was immaterial and was not recast.

Analysis of Net Sales — Three and Nine Months Ended September 30, 2019 and 2018

The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Net sales
Technical Products	$131.7	57%	$142.3	56%	$418.1	58%	$449.7	57%
Fine Paper and Packaging	100.1	43%	112.5	44%	306.8	42%	339.9	43%
Other	—	—%	1.4	—%	—	—%	4.4	—%
Consolidated	$231.8	100%	$256.2	100%	$724.9	100%	$794.0	100%

Commentary:

The following table presents our net sales by segment for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Change in Net Sales Compared to Prior Period
				Change Due To
	2019	2018	Total Change	Volume	Net Price (a)	Currency
Technical Products	$131.7	$142.3	$(10.6)	$(11.8)	$4.2	$(3.0)
Fine Paper and Packaging	100.1	112.5	(12.4)	(12.1)	(0.3)	—
Other	—	1.4	(1.4)	(1.4)	—	—
Consolidated	$231.8	$256.2	$(24.4)	$(25.3)	$3.9	$(3.0)

(a)         Includes changes in selling price and product mix.

Consolidated net sales of $231.8 million for the three months ended September 30, 2019 decreased $24.4 million (10%) from the prior year period. The decline in revenues resulted from lower volumes, reflecting weaker global market conditions in both segments, the divestiture of the Brattleboro mill in December 2018, and unfavorable currency translation effects. These items were only partly offset by increased selling prices in both segments. On a constant currency basis and excluding the sale of Brattleboro, sales declined 6 percent compared with the prior year.

•
Net sales in our technical products business decreased $10.6 million (7%) from the prior year period. The revenue decline resulted primarily from lower backings volumes and $3.0 million of unfavorable foreign currency effects, partly offset by higher selling prices and a higher value sales mix.

•
Net sales in our fine paper and packaging business decreased $12.4 million (11%) from the prior year period. The decline was due to lower commercial print volume (including impacts due to a significant change with a major distributor), the sale of Brattleboro and a less favorable sales mix. This was only partly offset by higher selling prices and growth in the consumer segment.

The following table presents our net sales by segment for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,		Change in Net Sales Compared to Prior Period
				Change Due To
	2019	2018	Total Change	Volume	Net Price (a)	Currency
Technical Products	$418.1	$449.7	$(31.6)	$(36.6)	$18.1	$(13.1)
Fine Paper and Packaging	306.8	339.9	(33.1)	(35.2)	2.1	—
Other	—	4.4	(4.4)	(4.4)	—	—
Consolidated	$724.9	$794.0	$(69.1)	$(76.2)	$20.2	$(13.1)

(a)         Includes changes in selling price and product mix.

Consolidated net sales of $724.9 million for the nine months ended September 30, 2019 decreased $69.1 million (9%) from the prior year period as a result of lower volumes, including the divestiture of the Brattleboro mill, and unfavorable currency effects, partially offset by increased selling prices and, in Technical Products, a higher-value sales mix.

•
Net sales in our technical products business decreased $31.6 million (7%) from the prior period. The revenue decline resulted from volume declines primarily in backings and negative foreign currency impacts partially offset by higher net selling prices and a higher value mix.

•
Net sales in our fine paper and packaging business decreased $33.1 million (10%) from the prior year period. Slightly more than half of the decline was due to the sale of Brattleboro, with the remainder mostly due to lower volumes. These items were partly offset by higher selling prices.

Analysis of Operating Income — Three and Nine Months Ended September 30, 2019 and 2018

The following table sets forth line items from our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	80.7	83.9	80.8	81.3
Gross profit	19.3	16.1	19.2	18.7
Selling, general and administrative expenses	10.1	9.2	10.4	9.5
Impairment loss	—	0.8	—	4.3
Restructuring and other non-routine costs	1.0	0.9	0.8	0.3
Pension settlement and other benefit costs	—	—	—	0.2
Acquisition-related adjustments	—	(1.2)	—	(0.4)
Insurance settlement	—	(0.2)	—	(0.1)
Other expense - net	—	0.2	0.2	0.3
Operating income	8.2	6.4	7.8	4.6
Interest expense - net	1.2	1.2	1.3	1.3
Income from continuing operations before income taxes	7.0	5.2	6.5	3.3
Provision for income taxes	0.8	0.2	1.0	0.3
Income from continuing operations	6.2%	5.0%	5.5%	3.1%

Commentary:

The following table presents our operating income by segment for the three months ended September 30, 2019 and 2018:

			Change in Operating Income Compared to Prior Period
	Three Months Ended September 30,			Change Due To
			Total		Net	Input
	2019	2018	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$9.5	$10.9	$(1.4)	$(3.5)	$3.3	$2.7	$(0.2)	$(3.7)
Fine Paper and Packaging	13.2	11.3	1.9	(1.7)	1.6	2.0	—	—
Other	—	(0.6)	0.6	—	—	—	—	0.6
Unallocated corporate costs	(3.7)	(5.1)	1.4	—	—	—	—	1.4
Consolidated	$19.0	$16.5	$2.5	$(5.2)	$4.9	$4.7	$(0.2)	$(1.7)

(a)         Includes changes in selling price and product mix.
(b)         Includes price changes for raw materials and energy.
(c)          Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and SG&A expenses. In addition, in 2018 it included $4.2 million of unfavorable adjustments primarily related to the divestiture of the Brattleboro mill and restructuring costs, and $3.5 million of favorable adjustments related to the Coldenhove Acquisition and an insurance-related settlement. In 2019, it includes non-routine costs of $2.5 million primarily related to the accelerated depreciation and other costs related to the consolidation of the fine paper manufacturing footprint with an idling of a paper machine. See the breakdown by segment and the reconciliation table on F-26 for further detail.

Consolidated operating income increased $2.5 million from the prior year period to $19.0 million for the three months ended September 30, 2019. The increase was mainly due to higher selling prices, lower input costs, a more profitable Technical Products mix, and lower SG&A expense, partly offset by lower sales and production volumes in both segments. In the third quarter of both years, we also experienced the usual costs of downtime for maintenance work. Excluding $2.5 million of adjustments for 2019 and $0.7 million of adjustments for 2018, adjusted operating income in 2019 increased $4.3 million (25%), to $21.5 million from $17.2 million. Adjusting items in 2019 included $2.4 million for accelerated depreciation and other costs related to the planned consolidation of the fine paper manufacturing footprint with an idling of a paper machine. See the reconciliation table on F-26 for further detail.

•
Operating income for our technical products business decreased $1.4 million from the prior year period. Excluding favorable adjusting items of $2.6 million in 2018, adjusted operating income increased $1.2 million (14%) from $8.3 million to $9.5 million. Adjusted operating income increased as a result of lower input costs, increased selling prices, and a higher value mix, which more than offset lower sales, lower production volumes and associated manufacturing fixed cost inefficiencies, and higher SG&A expense.

•
Operating income for our fine paper and packaging business increased $1.9 million from the prior year period. Excluding $2.3 million of non-routine costs in 2019 primarily related to idling a paper machine and $1.9 million of costs in 2018 primarily related to the Brattleboro mill impairment loss, adjusted operating income of $15.5 million in 2019 increased $2.3 million (17%) from $13.2 million in the prior year as a result of lower input costs and higher selling prices partly offset by lower volumes and a less favorable sales mix.

•
An operating loss of $0.6 million for our Other segment in 2018 was due to impairment and restructuring costs assigned to this segment. The Other segment was discontinued following the sale of the Brattleboro mill in December 2018.

•
Unallocated corporate expenses for the three months ended September 30, 2019 of $3.7 million decreased $1.4 million from the prior year. Excluding 2019 adjustments of $0.2 million for pension settlement and restructuring costs, and 2018 adjustments of $0.8 million for restructuring costs, adjusted unallocated corporate expenses decreased $0.8 million, primarily due to timing of certain items.

 The following table presents our operating income by segment for the nine months ended September 30, 2019 and 2018:

			Change in Operating Income Compared to Prior Period
	Nine Months Ended September 30,			Change Due To
			Total		Net	Input
	2019	2018	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$33.3	$44.2	$(10.9)	$(10.2)	$12.5	$(3.0)	$(1.4)	$(8.8)
Fine Paper and Packaging	38.0	15.3	22.7	(2.8)	6.5	(3.9)	—	22.9
Other	—	(6.8)	6.8	—	—	—	—	6.8
Unallocated corporate costs	(15.1)	(16.4)	1.3	—	—	—	—	1.3
Consolidated	$56.2	$36.3	$19.9	$(13.0)	$19.0	$(6.9)	$(1.4)	$22.2

(a)         Includes changes in selling price and product mix.
(b)         Includes price changes for raw materials and energy.
(c)          Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and SG&A expenses. In addition, in 2018 it included $38.3 million of unfavorable adjustments primarily related to the divestiture of the Brattleboro mill and restructuring costs, and $3.5 million of favorable adjustments related to the Coldenhove Acquisition and an insurance-related settlement. In 2019, it included $6.0 million of non-routine costs primarily related to the accelerated depreciation and other costs related to the planned consolidation of the fine paper manufacturing footprint with an idling of a paper machine. See the breakdown by segment and the reconciliation table on F-26 for further detail.

Consolidated operating income of $56.2 million for the nine months ended September 30, 2019 increased $19.9 million from the prior year period. The increase was mainly due to the absence of a $34.0 million impairment loss related to the divestiture of the Brattleboro mill recognized in 2018. Excluding $6.0 million of previously identified adjustments in 2019 and $34.8 million of adjustments in 2018, adjusted operating income decreased $8.9 million (13%), primarily due to lower sales, higher input costs, and lower production volumes and associated manufacturing cost inefficiencies, that were only partially offset by higher net selling prices. See the reconciliation table on F-26 for further detail.

•
Operating income for our technical products business decreased $10.9 million from the prior year period. The decrease in income resulted from lower sales volumes, higher input costs, SG&A and unfavorable foreign currency impacts, partially offset by increased selling prices, a higher-value mix and lower distribution costs. Excluding 2019 adjustments of $0.4 million and 2018 favorable adjustments of $0.8 million, adjusted operating income decreased $9.7 million (22%).

•
Operating income for our fine paper and packaging business increased $22.7 million from the prior year period. The increase was mainly due to adjustments in 2018 of $27.4 million for impairment related to the divestiture of the Brattleboro mill and other one-time items referenced above, partly offset by $5.3 million of non-routine costs in 2019. In addition, higher input costs, lower sales volumes and associated manufacturing cost inefficiencies, were only partly offset by higher selling prices, and lower SG&A and distribution costs. Excluding cost adjustments of $5.3 million in 2019 and $27.4 million in 2018, adjusted operating income increased $0.6 million (1%).

•
Operating loss for our Other segment was $6.8 million in 2018 due to costs of $6.6 million for impairment, pension settlement costs, restructuring, and insurance-related settlement assigned to the Other segment.

•
Unallocated corporate expenses for the nine months ended September 30, 2019 of $15.1 million were $1.3 million lower than the prior year period due to pension settlement and restructuring costs of $1.6 million in 2018. These costs compared to $0.3 million of pension settlement and restructuring costs in 2019. Excluding these items, adjusted unallocated corporate expenses were consistent with the prior year period.

The following table sets forth our operating income by segment, adjusted for the effects of certain costs, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Technical Products
GAAP Operating Income	$9.5	$10.9	$33.3	$44.2
Impairment loss	—	—	—	1.1
Restructuring and other non-routine costs	—	0.5	0.4	0.8
Pension settlement and other benefit costs	—	—	—	0.4
Acquisition-related adjustments	—	(3.1)	—	(3.1)
Adjusted Operating Income	9.5	8.3	33.7	43.4

Fine Paper and Packaging
GAAP Operating Income	13.2	11.3	38.0	15.3
Impairment loss	—	1.6	—	26.7
Idled paper machine costs	2.4	—	4.4	—
2012-15 indirect tax audit costs	0.1	—	0.7	—
Restructuring and other non-routine costs	(0.2)	0.6	0.2	0.6
Pension settlement and other benefit costs	—	—	—	0.4
Insurance settlement	—	(0.3)	—	(0.3)
Adjusted Operating Income	15.5	13.2	43.3	42.7

Other/Unallocated Corporate
GAAP Operating Loss	(3.7)	(5.7)	(15.1)	(23.2)
Impairment loss	—	0.4	—	6.2
Restructuring and other non-routine costs	0.1	1.1	0.2	1.1
Pension settlement and other benefit costs	0.1	—	0.1	1.0
Insurance settlement	—	(0.1)	—	(0.1)
Adjusted Operating Loss	(3.5)	(4.3)	(14.8)	(15.0)

Consolidated
GAAP Operating Income	19.0	16.5	56.2	36.3
Impairment loss	—	2.0	—	34.0
Idled paper machine costs	2.4	—	4.4	—
2012-15 indirect tax audit costs	0.1	—	0.7	—
Restructuring and other non-routine costs	(0.1)	2.2	0.8	2.5
Pension settlement and other benefit costs	0.1	—	0.1	1.8
Acquisition-related adjustments	—	(3.1)	—	(3.1)
Insurance settlement	—	(0.4)	—	(0.4)
Adjusted Operating Income	$21.5	$17.2	$62.2	$71.1

In accordance with generally accepted accounting principles in the United States ("GAAP"), consolidated operating income includes the pre-tax effects of the impairment loss, pension settlement and other costs, integration/restructuring costs, acquisition-related adjustments, and insurance-related settlement proceeds. We believe that by adjusting reported operating income to exclude the effects of such items, the resulting adjusted operating income is on a basis that reflects the results of our ongoing operations. We believe that providing adjusted operating results will help investors gain an additional perspective of underlying business trends and results. Adjusted operating income is not a recognized term under GAAP and should not be considered in isolation or as a substitute for operating income derived in accordance with GAAP. Other companies may use different methodologies for calculating their non-GAAP financial measures and, accordingly, our non-GAAP financial measures may not be comparable to their measures.

Additional Statement of Operations Commentary:

•
SG&A expense of $23.1 million for the three months ended September 30, 2019 was $0.5 million lower than SG&A expense of $23.6 million in the prior year period due in part to timing of items. For the three months ended September 30, 2019, SG&A expense as a percent of sales increased to 10.1% from 9.2% in the prior year period due to lower sales and timing of SG&A costs. SG&A expense of $75.3 million for the nine months ended September 30, 2019 was $0.3 million lower than SG&A expense of $75.6 million in the prior year period. For the nine months ended September 30, 2019, SG&A expense as a percent of sales increased to 10.4% from 9.5% in the prior year period.

•
For the three months ended September 30, 2019, net interest expense of $2.8 million decreased compared with $3.2 million in the prior year period, due to lower debt and lower interest rates in 2019. For the nine months ended September 30, 2019, net interest expense of $9.0 million decreased compared to $9.8 million for prior year period. During the nine months ended September 30, 2019, we made net repayments of $31.7 million under our Global Revolving Credit Facilities resulting in only Euro-denominated borrowings (with lower interest rates compared to USD-denominated borrowings) outstanding under these facilities as of September 30, 2019.

•
Historically, our effective tax rate has differed from the U.S. statutory tax rate primarily due to the proportion of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate, research and development and other tax credits and excess tax benefits from stock compensation. For the three months ended September 30, 2019 and 2018, we recorded an income tax expense of $1.8 million and $0.4 million, respectively. The effective income tax rate was 11% for the three months ended September 30, 2019 and 3% for the three months ended September 30, 2018. For the nine months ended September 30, 2019 and 2018, we recorded an income tax provision of $7.4 million and $2.2 million, respectively. The effective income tax rate was 16% for the nine months ended September 30, 2019 and 8% for the nine months ended September 30, 2018. The effective income tax rates for the three and nine months ended September 30, 2019 were reduced by a $1.2 million reversal of U.S. federal and state reserves for uncertain tax positions as a result of expiration of statutes of limitation for audit. The effective income tax rate for the three and nine months ended September 30, 2018 were significantly impacted by the effects of the impairment loss of the Brattleboro mill and associated research and office facilities, as similar sized reconciling items had a larger percentage impact on lower pre-tax book income. In addition, the effective income tax rates for these 2018 periods were favorably impacted by incremental pension plan contributions applied to the 2017 tax year and excess tax benefits on stock compensation. See Note 5, "Income Taxes" of Notes to Condensed Consolidated Financial Statements for a reconciliation of the effective income tax rate to the U.S. federal statutory income tax rate for each period.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2019	2018
Net cash flow provided by (used in):
Operating activities	$74.4	$63.7

Investing activities:
Capital expenditures	(13.9)	(28.1)
Other investing activities	(1.0)	(0.8)
Total	(14.9)	(28.9)

Financing activities:
Net repayments of long-term debt	(33.3)	(4.8)
Cash dividends paid	(22.9)	(20.8)
Shares purchased	(5.1)	(6.3)
Other financing activities	(0.4)	0.3
Total	(61.7)	(31.6)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.3)
Net increase (decrease) in cash and cash equivalents	$(2.5)	$2.9

Operating Cash Flow Commentary

•
Cash provided by operating activities of $74.4 million for the nine months ended September 30, 2019 was $10.7 million higher than cash provided by operating activities of $63.7 million in the prior year period. The increase resulted primarily from working capital improvements and lower pension plan contributions, partly offset by lower cash earnings.

Investing Commentary:

•
For the nine months ended September 30, 2019 and 2018, cash used by investing activities was $14.9 million and $28.9 million, respectively. The decrease was primarily due to reduced capital spending in 2019. For the full year 2019, we expect aggregate annual capital expenditures to be slightly below our targeted range of 3% to 5% of net sales.

Financing Commentary:

Our liquidity requirements are provided by cash generated from operations and short and long-term borrowings.

•
For the nine months ended September 30, 2019 and 2018, cash used in financing activities was $61.7 million and $31.6 million, respectively. Cash related to financing activities consists primarily of net repayments/borrowings of long-term debt, dividends paid and share repurchases. During the nine months ended September 30, 2019, we made net repayments of $33.3 million on our debt compared to $4.8 million in the prior year period.

•
Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of September 30, 2019, we had $25.1 million outstanding under our Global Revolving Credit Facilities and $176.3 million of available credit (based on exchange rates at September 30, 2019).

•	We have required debt principal payments through September 30, 2020 of $2.6 million for principal payments on the two German loan agreements.

•
For the nine months ended September 30, 2019, cash and cash equivalents decreased $2.5 million to $7.4 million at September 30, 2019 from $9.9 million at December 31, 2018. Total debt decreased $34.5 million to $204.6 million at September 30, 2019 from $239.1 million at December 31, 2018.

•
As of September 30, 2019, our cash balance of $7.4 million consists of $1.4 million in the U.S. and $6.0 million held at entities outside of the U.S. As of September 30, 2019, there were no restrictions regarding the repatriation of our non-U.S. cash.

Transactions With Shareholders

•
In November 2018, our Board of Directors approved a 10% increase in the quarterly dividend on our Common Stock, to $0.45 per share, effective with the March 2019 dividend payment. For the nine months ended September 30, 2019 and 2018, we paid cash dividends of $22.9 million ($1.35 per common share) and $20.8 million ($1.23 per common share), respectively.

•
Purchases under the 2019 Stock Purchase Plan will be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. The 2019 Stock Purchase Plan does not require us to purchase any specific number of shares and may be suspended or discontinued at any time. For the nine months ended September 30, 2019 and 2018, we repurchased 79,676 shares of Common Stock at a cost of $4.9 million and 79,179 shares of Common Stock at a cost of $6.3 million, respectively. For further details on our Stock Purchase Plans refer to Note 9, "Stockholders' Equity" of Notes to Condensed Consolidated Financial Statements.

Other Items:

•
As of September 30, 2019, we had $43.3 million of state net operating losses ("NOLs"). Our state NOLs may be used to offset $2.7 million in state income taxes. If not used, substantially all of the state NOLs will expire in various amounts between 2019 and 2038. In addition, as of September 30, 2019, we had $19.6 million of U.S. federal and $7.4 million of U.S. state research and development tax credits ("R&D Credits") which, if not used, will expire between 2031 and 2039 for the U.S. federal R&D Credits and between 2020 and 2034 for the state R&D Credits.

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

•	the loss of current customers or the inability to obtain new customers;

•	increases in commodity prices (particularly for pulp, energy and latex);

•	our ability to control costs, including transportation, and implement measures designed to enhance operating efficiencies;

•	the availability of raw materials and energy;

•	the enactment of adverse federal, state or foreign tax or other legislation or changes in government policy or regulation;

•	the impact of increased trade protectionism and tariffs on our business, results of operations and financial condition;

•	unanticipated expenditures related to the cost of compliance with environmental and other governmental regulations;

•	fluctuations in (i) exchange rates (in particular changes in the U.S. dollar/Euro currency exchange rates) and (ii) interest rates;

•	increases in the funding requirements for our pension and postretirement liabilities;

•	our ability to identify attractive acquisition targets and to successfully integrate acquired businesses into our existing operations;

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

As of September 30, 2019, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the nine months ended September 30, 2019. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the nine months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to leases on our financial statements to facilitate the adoption on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new leases standard.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities:

The following table contains information about our purchases of our equity securities for the three months ended September 30, 2019.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (a)
July	442	$—	—	$23,150,883
August	2,048	$60.02	1,909	$23,036,307
September	46,499	$63.32	46,499	$20,092,060

(a)         As of September 30, 2019, the Company has purchased 79,676 shares of Common Stock at an aggregate cost of $4.9 million under the 2019 Stock Purchase Plan.  For further discussion on the share repurchase plans refer to Note 9, "Stockholders' Equity" of Notes to Condensed Consolidated Financial Statements.

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

November 6, 2019