Form 10-K
period 2019-12-31
Neenah Inc
filed 2020-02-21
CIK 1296435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K
_______________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to

Commission file number 001-32240
(Exact name of registrant as specified in its charter)

Delaware			20-1308307
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

3460 Preston Ridge Road	Alpharetta	Georgia	30005
(Address of Principal Executive Offices)			(Zip Code)
Registrant's telephone number, including area code: (678) 566-6500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock — $0.01 Par Value	NP	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock held by non-affiliates on June 30, 2019 (based on the closing stock price on the New York Stock Exchange) on such date was approximately $955,454,000.
As of February 18, 2020, there were 16,848,000 shares of the Company's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on May 21, 2020 is incorporated by reference into Part III hereof.

PART I

In this report, unless the context requires otherwise, references to "we," "us," "our," "Neenah" or the "Company" are intended to mean Neenah, Inc., its consolidated subsidiaries and predecessor companies.
Item 1.    Business
Overview
Neenah is a specialty materials company organized into two primary businesses: a performance-based technical products business and a premium fine paper and packaging business.
Our technical products business is a leading international producer of transportation, water and other filter media and durable, saturated and coated substrates for a variety of end markets. We focus on categories where we believe we are, or can be, a market leader. These categories include filtration media for transportation, water and other end use applications, backings for specialty tapes and abrasives, performance labels, digital image transfer papers, and other custom engineered materials. Our products are typically used in high performance applications where our customers require specific standards and qualifications. Our dedicated technical products manufacturing facilities are located in Weidach and Bruckmühl, Germany, Eerbeek, Netherlands, Bolton, England, Munising, Michigan, and Pittsfield, Massachusetts.
Our fine paper and packaging business is a leading supplier of premium printing, packaging, and other high-end specialty papers predominantly in North America. Our products include some of the most recognized and preferred brands in North America, where we enjoy leading market positions in many of our product categories. Often these papers are characterized by distinctive finishing, colors, textures and coating. We sell our products primarily to authorized paper distributors, as well as through converters, major national retailers and specialty businesses. Our dedicated fine paper and packaging manufacturing facilities are located in Whiting and Neenah, Wisconsin, and Great Barrington, Massachusetts.
In addition, certain products of both businesses are manufactured in shared facilities located in Brownville and Lowville, New York, Appleton, Wisconsin, and Quakertown, Pennsylvania. For a description of our facilities, see Item 2, "Properties."

History of the Businesses
Neenah was incorporated in April 2004 in contemplation of the spin-off by Kimberly-Clark Corporation ("Kimberly-Clark") of its technical products and fine paper businesses in the United States and its Canadian pulp business (collectively, the "Pulp and Paper Business"). We had no material assets or activities until Kimberly-Clark's transfer to us of the Pulp and Paper business on November 30, 2004. On that date, Kimberly-Clark completed the distribution of all of the shares of our common stock to the stockholders of Kimberly-Clark.
Former Pulp Operations.    Our former pulp operations consisted of mills located in Terrace Bay, Ontario and Pictou, Nova Scotia and approximately 975,000 acres of related woodlands. We disposed of these mills and woodlands in a series of transactions from 2006 through 2010.
Technical Products.   The Munising, Michigan mill was purchased by Kimberly-Clark in 1952. Subsequent to the purchase, the mill was converted to produce durable, saturated and coated papers for sale and use in a variety of industrial applications for our technical products business.
In October 2006, we purchased the outstanding interests of FiberMark Services GmbH & Co. KG and the outstanding interests of FiberMark Beteiligungs GmbH (collectively "Neenah Germany"). At acquisition, the Neenah Germany assets consisted of three mills located in Weidach, Bruckmühl and Lahnstein, Germany. These mills produce a wide range of products, including transportation filter media, nonwoven wall coverings, masking and other tapes, abrasive backings, and specialized printing and coating substrates. In October 2015, we sold the Lahnstein mill to the Kajo Neukirchen Group. The Lahnstein mill had been manufacturing nonwoven wallcoverings and various other specialty papers.
In July 2014, we purchased all of the outstanding equity of Crane Technical Materials, Inc. from Crane & Co., Inc. The acquired business provides performance-oriented wet laid nonwoven media for water filtration end markets as well as environmental, energy and industrial uses. The business has two manufacturing facilities in Pittsfield, Massachusetts.

In November 2017, we purchased all of the outstanding equity of Neenah Coldenhove B.V. ("Neenah Coldenhove"). The acquired business is a specialty materials manufacturer with a leading position in digital transfer media and other technical products. The business has one manufacturing facility in Eerbeek, Netherlands. See Note 4 of Notes to Consolidated Financial Statements, "Acquisitions."
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
In the first of the series of consolidating acquisitions, in March 2007, we acquired the assets and brands of Neenah Paper FR, LLC ("Fox River") (including our mill located in Appleton, Wisconsin). In January 2012, we purchased certain premium fine paper brands and other assets from Wausau Paper Mills, LLC, a subsidiary of Wausau Paper Corp. ("Wausau") and in January 2013, we purchased certain premium business paper brands from the Southworth Company ("Southworth").
In August 2017, we purchased a laminating asset in Great Barrington, Massachusetts to support continued growth in our premium packaging business.
Shared Facilities.    In August 2015, we purchased all of the outstanding equity of ASP FiberMark, LLC ("FiberMark"). We added specialty coating and finishing capabilities with this acquisition, particularly in luxury packaging and technical products. The results of operations and assets related to FiberMark are reflected in each of our business segments. These mills are located in Brownville and Lowville, New York, Quakertown, Pennsylvania and Bolton, England. On December 31, 2018, the Company completed the sale of certain equipment, inventory, real property and other specified assets relating to the Company’s premium fine paper and office products manufacturing facility located in Brattleboro, Vermont. See Note 13 of Notes to Consolidated Financial Statements, "Sale of Brattleboro Mill and Impairment Loss."
One of the two fine paper machines of the Fox River acquisition located in Appleton, Wisconsin (noted above) was converted to produce filtration products. This business, Neenah Filtration Appleton, began operations in 2017 and produces transportation filtration media.

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

Products
Technical Products.    Our technical products business is a leading international producer of fiber-formed, durable, coated and/or saturated specialized media that delivers high performance benefits to customers, such as filtration media for transportation, water and other filtration markets, and saturated and coated performance materials used for specialty tapes, abrasives, performance labels, digital image transfer, and a variety of other end markets. Typically, our technical products are sold to other manufacturers as key components for their finished products. Many of our key market segments served, including filtration and specialty backings for tape and abrasives, are global in scope. JET-PRO®SofStretchTM, KIMDURA®, PREVAILTM, NEENAH®, and GESSNER® are some of the brands of our technical products business.
The following is a description of certain key products and markets:
Filtration media for transportation, including induction air, fuel, oil and cabin air applications. Transportation filtration media are sold to filter manufacturers who in turn supply automotive and other companies with filters used as original equipment on new cars and trucks as well as to the aftermarket, which is a recurring sale and represents the large majority of our sales.
Filtration media for water and other industrial end markets. Primary applications include reverse osmosis, catalytic conversion, nanofiltration, ultrafiltration, pervaporation and vapor permeation, as well as other applications for specialty markets.
Specialty backings, including (a) saturated and unsaturated crepe and flat paper tapes sold to manufacturers to produce finished pressure sensitive products for sale in automotive, transportation, manufacturing, building construction, and industrial general purpose applications, including sales in the consumer do-it-yourself retail channel and (b) coated lightweight abrasive paper used in the automotive, construction, metal and woodworking industries for both dry and wet sanding applications.
Digital image transfer media used to transfer digital images onto clothing, sportswear, and other materials. A fiber-based sheet undergoes various coatings to impart required performance. Digital transfer papers are also used to digitally print images from paper to clothing, hats, coffee mugs, and other surfaces.
Label and tag products made from both saturated base label stock and synthetic base label stock, with coatings applied to allow for high quality digital printing. Label and tag stock is sold to pressure sensitive coaters, who in turn sell the coated label and tag stock to the label printing community.
Other latex saturated and coated papers for use by a wide variety of manufacturers. Premask paper is used as a protective over wrap for products during the manufacturing process and for applying signs, labeling and other finished products. Medical packaging paper is typically a polymer impregnated base sheet that provides a breathable sterilization barrier that provides unique properties.
Publishing and security papers used to produce book covers, stationery, and passports. Other specialty products include clean room papers, release papers and furniture backers.
Fine Paper and Packaging.    Our fine paper and packaging business manufactures and sells world-class branded premium writing, text, cover and specialty papers and envelopes used in high-end commercial printing services, corporate identity packages, and advertising collateral. In addition, we produce premium packaging, high end beverage labels and other forms of packaging, as well as wide format applications used for display graphics and indoor/outdoor signage. Often these papers are characterized by finishing, colors, textures, and distinctive coating.
The following is a description of certain key products and markets:
Commercial printing papers, including premium writing, text and cover papers and envelopes. Uses include advertising collateral, stationery, corporate identity packages and brochures, pocket folders, annual reports, advertising inserts, direct mail, business cards, scrapbooks, and a variety of other uses where colors, texture, coating, unique finishes or heavier weight papers are desired. Our market leading brands in this category include CLASSIC®, CLASSIC CREST®, ENVIRONMENT®, ROYAL SUNDANCE®, SOUTHWORTH®, and TOUCHE® trademarks. Our fine paper and packaging business has an exclusive agreement to market and distribute Gruppo Cordenons SpA's SO...SILK®, PLIKE® and STARDREAM® branded fine papers in the U.S. and Canada. The fine paper and packaging business also sells private watermarked paper and other specialty writing, text, and cover papers. Additionally, the fine paper and packaging business provides leading solutions in the wide format arena, led by its Neenah Wide Format® and CONVERD® brands.
Bright papers used in applications such as direct mail, advertising inserts, scrapbooks and marketing collateral. Our brands in this category include ASTROBRIGHTS®. Additionally, business papers for professionals and small businesses are sold under our Southworth® brand through major retailers.
Consumer products, such as bright papers, cardstock, stationary paper and envelopes are sold to national retailers like Staples, Office Depot, Walmart and Amazon. Our brands in this category include ASTROBRIGHTS®, SOUTHWORTH®, and Neenah® Bright White.
Premium packaging products used for wine, spirits and beer labels, folding cartons, box wrap, bags, hang tags, and stored value cards servicing high-end retail, cosmetics, spirits, and electronics end-use markets. Our market leading brands in these categories include NEENAH® Folding Board, ESTATE LABEL®, Neenah® Box Wrap, and IMAGEMAX® Paper Card.
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
Our products are generally used in markets that are directly affected by economic business cycles. Certain market segments such as image transfer papers used in small/home office and consumer applications are relatively stable. Most products are performance-based and require extended qualification by customers; however, certain categories may also be subject to price competition and the substitution of lower cost substrates for some less demanding applications.
The technical products business relies on a team of direct sales representatives and customer service representatives to market and sell a large majority of its sales volume directly to customers and converters.
The technical products business has more than 1,000 customers worldwide. The distribution of sales in 2019 was approximately 44 percent in North America, 38 percent in Europe, and 18 percent in Asia and Latin America. Customers typically convert and transform base papers and film into finished rolls and sheets by adding adhesives, coatings, and finishes. These transformed products are then sold to end-users.
Fine Paper and Packaging.    We believe our fine paper and packaging business is a leading supplier of premium printing, packaging, and other high-end specialty papers predominantly in North America. These products are used in high-end commercial printing services, corporate identity packages, and advertising collateral. Our premium packaging business includes products such as food and beverage labels and high-end packaging materials such as folding cartons and box wrap used for luxury retail goods. In addition, we produce wide format applications used for display graphics and indoor/outdoor signage. Bright papers are generally used by consumers for flyers, direct mail and packaging.
The fine paper and packaging business has over 450 customers worldwide. The fine paper and packaging business sells its products in a variety of channels including authorized paper distributors, converters, major national retailers, specialty business converters, and direct to end users. Sales to distributors account for approximately 50 percent of net sales in the fine paper and packaging business. During 2019, approximately 11 percent of the net sales of our fine paper and packaging business were exported to markets outside the United States.
Concentration.    For the year ended December 31, 2019, sales to the technical products business' largest customer represented approximately 8 percent of consolidated net sales, and approximately 14 percent of net sales for the technical products segment. For the years ended December 31, 2018, and 2017, there were no customers sales to which constituted over 10 percent of segment net sales for technical products. For the fine paper and packaging business, for year ended December 31, 2019, sales to the largest customer represented approximately 8 percent of consolidated net sales, and approximately 18 percent of net sales of the fine paper and packaging segment. For the year ended December 31, 2018, sales to the two largest customers of the fine paper and packaging business represented approximately 7 percent and 5 percent, respectively, of consolidated net sales and approximately 16 percent and 12 percent, respectively, of net sales of the fine paper and packaging segment. For the year ended December 31, 2017, sales to the two largest customers of the fine paper and packaging each represented approximately 7 percent of consolidated net sales and approximately 15 percent of net sales of the fine paper and packaging segment. We practice limited sales distribution to improve our ability to control the marketing of our products. Although a complete loss of these customers would cause a temporary decline in the respective business's sales volume, the decline could be partially offset by expanding sales to existing customers, and further offset over a several month period with the addition of new customers.

Competition
Technical Products.    Our technical products business competes in global markets with a number of large multinational competitors, including Ahlstrom-Munksjö, ArjoWiggins SAS and Hollingsworth & Vose Company. It also competes in some, but not all, of these segments with smaller regional manufacturers, such as Monadnock Paper Mills, Inc. and Potsdam Specialty Paper, Inc. We believe the bases of competition in most of these categories are the ability to design and develop customized product features to meet customer performance specifications while maintaining quality, customer service and a competitive price. We believe our research and development program gives us an advantage in customizing base papers and developing advanced filter media to meet customer needs.
Fine Paper and Packaging.    Our fine paper and packaging business is a leading supplier of premium printing and other high-end specialty papers in North America. Our fine paper and packaging business also competes in the premium segment of the uncoated free sheet market. The fine paper and packaging business competes directly in North America with Mohawk Fine Paper Inc. We believe the primary bases of competition for premium fine papers are product quality, customer service, product availability, promotional support, variety of colors and textures, and brand recognition. Price also can be a factor particularly for lower quality printing needs that may compete with opaque and offset papers. We have and will continue to invest in advertising and other programs aimed at graphic designers, printers and corporate end-users in order to maintain a high level of brand awareness as well as communicate the advantages of using our products.
Our premium packaging business is focused on high-end packaging needs in end market verticals like beauty products, spirits and retail. Primary bases of competition are similarly product quality, customer service, product availability, a variety of colors and textures, and brand recognition. Premium packaging is primarily a North American business, but we also sell to customers in Asia and other markets outside the U.S. We believe the premium packaging market to be highly fragmented, with multiple competitors, many of which produce premium packaging products as a small subset of larger packaging operations.

The following graphs present further information about net sales by business, geographic area and product line (dollars in millions):

Net Sales by Geographic Region
(in Millions)

2019 Net Sales by Product Line

Net sales are attributed to geographic areas based on the physical location of the Neenah selling entity. See Note 14 of Notes to Consolidated Financial Statements, "Business Segment and Geographic Information", for information with respect to net sales, operating income and long-lived assets by business segment and location.

Backlog and Seasonality
Technical Products.    In general, sales and operating income for the technical products business have been relatively stronger in the first half of the year with reductions in the third quarter due to reduced customer converting schedules and in the fourth quarter due to a reduction in year-end inventory levels by our customers. The order flow for the technical products business is subject to seasonal peaks for several of its products, such as the larger volume grades of specialty tape, abrasives, premask, and label stock used primarily in the downstream finished goods manufacturing process. To assure timely shipments during these seasonal peaks, the technical products business provides certain customers with finished goods inventory on consignment. The technical products business periodically experiences periods where order entry levels surge, and order backlogs can increase substantially. Raw materials are purchased and manufacturing schedules are planned based on customer forecasts, current market conditions and individual orders for custom products. The order backlog in the technical products business on December 31, 2019 was approximately $118.8 million and represented approximately 22 percent of current year sales. The order backlog in the technical products business on December 31, 2018 was approximately $119.1 million and represented approximately 21 percent of sales in 2018. We previously filled the order backlog from December 31, 2018 and expect to fill the order backlog from December 31, 2019 within the next year.
Fine Paper and Packaging.    The fine paper and packaging business has historically not experienced seasonality. Orders for stock products are typically shipped within two days, while custom orders are shipped within two to three weeks of receipt. Raw material purchases and manufacturing schedules are planned based on a combination of historical trends, customer forecasts and current market conditions. The order backlogs in the fine paper and packaging business on December 31, 2019 and 2018 were $16.3 million and $17.6 million, respectively, which represent approximately 14-15 days of sales. The order backlogs from December 31, 2019 and 2018 were filled in the respective following years.
The operating results for both of our businesses are influenced by the timing of our annual maintenance downs, which are generally scheduled in the third quarter.

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

Working Capital
Technical Products.    The technical products business maintains approximately 20 to 25 days of raw materials and supplies inventories to support its manufacturing operations and approximately 30 to 35 days of finished goods inventory to support customer orders for its products. Sales terms in the technical products business vary depending on the type of product sold and customer category. Extended credit terms of up to 120 days are offered to customers located in certain international markets. In general, sales are collected in approximately 45 to 55 days and supplier invoices are paid within 20 to 25 days.
Fine Paper and Packaging.    The fine paper and packaging business maintains approximately 9 days of raw material inventories to support its paper making operations and about 52 days of finished goods inventory to fill customer orders. Fine paper and packaging sales terms range between 20 and 30 days with discounts of 0 to 2 percent for customer payments, with discounts of 1 percent and 20-day terms used most often. Extended credit terms are offered to customers located in certain international markets. Supplier invoices are typically paid within 60 days.

Energy and Water
The equipment used to manufacture the products of our technical products and fine paper and packaging businesses uses significant amounts of energy, primarily electricity, natural gas, oil and coal. We have the ability to generate substantially all of our electrical energy at the Munising mill and approximately 25 percent of the electrical energy at our mills in Appleton, Wisconsin and Bruckmühl, Germany. We also purchase electrical energy from external sources, including electricity generated from renewable sources.
Availability of energy is not expected to be a problem in the foreseeable future, but the purchase price of such energy can and likely will fluctuate significantly based on changes in demand and other factors.
An adequate supply of water is needed to manufacture our products. We believe that there is an adequate supply of water for this purpose at each of our manufacturing locations.

Research and Development
Our technical products business maintains research and development laboratories in Feldkirchen-Westerham, Germany, Eerbeek, Netherlands, Munising, Michigan, Pittsfield, Massachusetts, and Appleton, Wisconsin to support its strategy of developing new products and technologies, and to support growth in its existing product lines and other strategically important markets. We also have a research and development laboratory in East Longmeadow, Massachusetts that supports both our technical products and fine paper and packaging businesses. We have continually invested in product research and development with spending of $8.7 million in 2019, $9.2 million in 2018 and $8.9 million in 2017.

Intellectual Property
We own more than 100 granted patents and have multiple pending patent applications in the United States, Canada, Europe and certain other countries covering image transfer paper, abrasives and medical packaging, and other paper application and media processing. We also own more than 150 trademarks with registrations in approximately 80 countries. Our image transfer patents have contributed to establishing the technical products business as a leading global supplier of image transfer papers through our highly recognized JET-PRO®, JET-OPAQUE®, TECHNI-PRINT®, LASER-1-OPAQUE® and IMAGE CLIP® brands. We add even more depth and strength to our technical products portfolio with the well-recognized dye-sublimation JETCOL® brand, which is also supported by patented technology, as well as our recently launched TEXCOLTM brand, which enables industrial transfer on natural substrates, supported by a pending patent. The KIMDURA® and MUNISING LP® trademarks have also made a significant contribution to the marketing of synthetic film and clean room papers for our technical products business.
For more than 100 years, Neenah’s fine paper and packaging business has built its market leading reputation on creating and manufacturing trademarked brands for premium writing, text, cover, digital, packaging, and specialty needs. The Neenah signature portfolio includes innovative, market leading brands such as CLASSIC® (including CLASSIC CREST®, CLASSIC® Linen, CLASSIC® Laid, CLASSIC COLUMNS®, CLASSIC® Stipple, CLASSIC® Woodgrain, and CLASSIC® Techweave), ASTROBRIGHTS®, ENVIRONMENT®, ROYAL SUNDANCE®, SOUTHWORTH® and many more. Our fine paper and packaging business provides unique and sustainable packaging papers, as well as custom solutions for premium packaging needs. With brands that stand for quality and consistency, such as NEENAH® Folding Board, NEENAH® Box Wrap, ESTATE LABEL®, and NEENAH IMAGEMAX® Paper Card, our fine paper and packaging business enables leading brands to deliver on their promise. The business accordingly maintains a well-rounded and respected portfolio of brands that position Neenah as an industry leader, setting standards for quality, consistency, and dependability.
Neenah also has significant trademarks recognized in both the publishing and packaging markets, including SKIVERTEX® and KIVAR®.
The GESSNER® trademark has played an important role in the marketing of Neenah’s filtration product lines. With the expansion of our filtration facility in Appleton, Wisconsin, Neenah expects increased recognition of this brand domestically and internationally.

Employee and Labor Relations
As of December 31, 2019, we had approximately 2,324 regular full-time employees of whom 995 hourly and 513 salaried employees were located in the United States and 385 hourly and 431 salaried employees were located in Europe.
Certain employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the "IG BCE"). The IG BCE and a national trade association representing all employers in the industry signed a collective bargaining agreement covering union employees of Neenah Germany that expires in August 2020. Under German law union membership is voluntary and does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement with the IG BCE cannot be determined. In Netherlands, most of our employees are eligible to be represented by the Christelijke Nationale Vakbond ("CNV") and the Federatie Nederlandse Vakvereniging ("FNV"). Under Netherlands law, union membership is voluntary and does not need to be disclosed to the Company.

As of December 31, 2019, no employees are covered under collective bargaining agreements that expire in the next 12 months, not including the employees covered by the collective bargaining arrangements with the IG BCE and CNV and FNV.
We believe we have satisfactory relations with our employees covered by collective bargaining agreements and do not expect the negotiation of new collective bargaining agreements to have a material effect on our results of operations or cash flows. See Note 12 of Notes to Consolidated Financial Statements, "Commitments, Contingencies, and Legal Matters — Employees and Labor Relations."

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
Neenah Paper FVC, LLC is a Delaware limited liability company and wholly owned subsidiary of Neenah that owns all of the equity of Neenah Paper FR, LLC. Neenah Paper FR, LLC is a Delaware limited liability company that owns the real estate, mill and manufacturing assets associated with our filtration operation in Appleton, Wisconsin and leases the real estate and owns the manufacturing assets associated with our fine paper and packaging operations in Great Barrington, Massachusetts.
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
Neenah FMK Holdings, LLC is a Delaware limited liability company and a wholly owned subsidiary of Neenah that owns all of the equity of ASP FiberMark, LLC. FiberMark is a Delaware limited liability company that owns all of the equity of Neenah Northeast, LLC ("NNE") and Neenah International UK Limited, a United Kingdom corporation ("Neenah UK"). NNE is a Delaware limited liability company that owns certain real estate, mills and manufacturing assets associated with our fine paper and packaging business and technical products business located in Quakertown, Pennsylvania, and Brownville and Lowville, New York. Neenah UK is a United Kingdom corporation that owns all of the equity of Neenah Red Bridge International Limited ("Neenah Red Bridge"). Neenah Red Bridge is a United Kingdom corporation that owns all of the real estate, manufacturing assets and inventory associated with our technical products business in Bolton, England.
Neenah Global Holdings B.V. is a private company with limited liability organized under the laws of the Netherlands and a wholly owned subsidiary of Neenah that owns all of the equity of Neenah Coldenhove Holding BV ("Coldenhove Holding") and Neenah Hong Kong Limited, a limited liability company organized under the laws of Hong Kong ("Neenah Hong Kong"). Coldenhove Holding is a private company with limited liability organized under the laws of the Netherlands that owns all of the equity of Neenah Coldenhove B.V. Neenah Coldenhove is a private company with limited liability organized under the laws of the Netherlands that owns substantially all of the real estate, manufacturing assets and inventory associated with our technical products business in Eerbeek, Netherlands. Neenah Hong Kong provides certain sales and marketing services to Neenah, Inc. and its affiliated entities.

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

Risks Related to Our Business and Industry
Our business will suffer if we are unable to effectively respond to decreased demand for some of our products due to conditions in the global economy, secular pressures in some markets or consumer preferences.

We have experienced and may experience in the future decreased demand for some of our products due to slowing or negative global economic growth, uncertainty in credit markets, declining consumer and business confidence or preferences, fluctuating commodity prices, increased unemployment and other challenges affecting the global economy. Parts of our fine paper and packaging business are subject to electronic substitution and, for fine paper products in particular, are in secular decline. Our efforts to offset these declines with new fine paper and packaging products and growth in existing fine paper and office products categories are not certain to fully offset the market declines, and an evaluation of the scope of our manufacturing footprint may be required in the future. In addition, our customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. If we are unable to implement business strategies to effectively respond to decreased demand for our products, our financial position, cash flows and results of operations would be adversely affected.
Changes in international geopolitical and macro economic conditions generally, and particularly in Germany, could adversely affect our business and results of operations. Fluctuations in the prices of and the demand for products could result in smaller profits and sales.
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
Sales to the largest customer of the fine paper and packaging business represented approximately 18 percent of its total sales in 2019. Sales to the technical products business's largest customer represented approximately 14 percent of total sales for the segment in 2019. A significant loss of business from any of our major fine paper and packaging or technical products customers may have a material adverse effect on our financial condition, results of operations and liquidity. We are also subject to credit risk associated with our customer concentration. If one or more of our largest fine paper and packaging or technical products customers were to become bankrupt, insolvent or otherwise were unable to pay for services provided, we may incur significant write-offs of accounts receivable.
We cannot be certain that our tax planning strategies will be effective and that our research and development tax credits and net operating losses will continue to be available.
As of December 31, 2019, we had $21.0 million of U.S. federal and $7.5 million of U.S. state research and development tax credits ("R&D Credits") which, if not used, will expire between 2031 and 2039 for the U.S. federal R&D Credits and between 2020 and 2034 for the state R&D Credits. The availability of state net operating losses (NOLs) and federal or state tax credits to offset taxable income and income tax, respectively, could also be substantially reduced if we were to undergo an "ownership change" as defined within certain federal and state tax codes.
We are continuously undergoing examination by the Internal Revenue Service (the "IRS") as well as taxing authorities in various state and foreign jurisdictions in which we operate. The IRS and other taxing authorities routinely challenge certain deductions and credits reported on our income tax returns.
In accordance with Accounting Standards Codification ("ASC") Topic 740, Income Taxes ("ASC Topic 740"), as of December 31, 2019, we have recorded a liability of $7.8 million for uncertain tax positions where we believe it is "more likely than not" that the tax benefit reported on our income tax returns will not be realized. There can be no assurance, however, that the actual amount of unrealized deductions will not exceed the amounts we have recognized for uncertain tax positions.
We have significant obligations for pension and other postretirement benefits.
We have significant obligations for pension and other postretirement benefits which could require future funding beyond that which we have funded in the past or which we currently anticipate. At December 31, 2019, our projected pension benefit obligations were $482.4 million and exceeded the fair value of pension plan assets by $58.3 million. In 2019, we made total contributions to qualified pension trusts of $6.0 million. In addition, during 2019 we paid pension benefits for unfunded qualified, insurance backed and supplemental retirement plans of $2.3 million. At December 31, 2019, our projected other postretirement benefit obligations were $39.7 million. No assets have been set aside to satisfy our other postretirement benefit obligations. In 2019, we made payments for postretirement benefits other than pensions of $4.8 million. A material increase in funding requirements or benefit payments could have a material effect on our cash flows.
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
Effective July 1, 2018, the Company and representatives of the United Steelworkers Union (the "USW") of the Lowville mill initiated actions to withdraw from the PIUMPF. As a result, the Company recorded an estimated withdrawal liability of $1.0 million, which assumed payment of $0.1 million per year over 20 years, discounted at a credit adjusted risk-free rate of 5.7%. In October 2019, the Company received a billing from PIUMPF for the withdrawal liability, which confirmed the $1.0 million liability. In addition to the withdrawal liability, PIUMPF also demanded immediate payment of $1.3 million for the Company's pro-rata share of the fund's accumulated funding deficiency. The Company is challenging this demand and believes it to be unenforceable. As such, the Company has not recorded a liability for this amount as of December 31, 2019.
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
Dividends are declared at the discretion of our Board of Directors, and future dividends will depend on our future earnings, cash flow, financial requirements and other factors. Our ability to pay cash dividends on our common stock is limited under the terms of both our bank credit agreement and the indenture for our $175 million of senior notes due November 2021 (the "2021 Senior Notes"). As of December 31, 2019, under the most restrictive terms of our bank credit agreement and the indenture for the 2021 Senior Notes, our ability to pay cash dividends on our common stock is limited, as described under "Risks Relating to Our Indebtedness." There can be no assurance that we will continue to pay dividends in the future.
We may be required to record a charge to our earnings if our goodwill or intangible assets become impaired.
As of December 31, 2019, we had goodwill of $83.1 million and other intangible assets of $66.7 million. Goodwill and other intangible assets are recorded at fair value on the date of acquisition. In accordance with applicable accounting guidance, we review goodwill and other indefinite-lived intangible assets at least annually for impairment, and long-lived intangible assets when facts and circumstances warrant an impairment review. Impairment may result from, among other things, deterioration in performance, adverse market conditions, acceleration of the secular decline in fine paper and office products or a lack of success in our efforts to offset these declines with new fine paper and packaging products, which could lead to a reduction in the size of our manufacturing footprint, adverse changes in applicable laws or regulations, and a variety of other factors. The amount of any non-cash impairment would be recognized immediately through our consolidated statement of operations. Any future goodwill or other intangible asset impairment could have a material adverse effect on our results of operations and financial position.
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

Additionally, in the U.S., portions of the Moving Ahead for Progress in the 21st Century Act (“MAP-21”, primarily, the electronic logging device (ELD) rules under MAP-21) have created a decrease in levels of capacity in the over-the-road freight sector which continue to have an adverse impact on our business. The current operating environment in the over-the-road freight and transportation sector resulting from fluctuating fuel costs, industry-specific regulations (such as hours-of-service and ELD rules), a shortage of qualified drivers, and other economic factors are causing a tightening of capacity and an increase in prices charged to shippers, such as us, in the over-the-road transportation and distribution sector generally, and in our carrier networks specifically, which continue to have an adverse impact on our business.
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
We use information technologies to securely manage operations and various business functions. We rely on various technologies to process, store and report on our business and interact with customers, vendors and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security design and controls, and those of our third party providers, our information technology and infrastructure may be vulnerable to cyber attacks by hackers or breaches due to employee error, malfeasance or other disruptions. Any such breach could result in operational disruptions or the misappropriation of sensitive data that could subject us to civil and criminal penalties, litigation or have a negative impact on our reputation. There can be no assurance that such disruptions or misappropriations and the resulting repercussions will not negatively impact our cash flows and materially affect our results of operations or financial condition. The U.S. Congress is considering cybersecurity legislation that, if enacted, could impose additional obligations on us and could expand our potential liability in the event of a cybersecurity incident.

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
We may be required or choose to obtain additional debt or equity financing to meet our future working capital requirements, as well as to fund capital expenditures and acquisitions. To the extent we must obtain financing from external sources to fund our capital requirements, we cannot guarantee financing will be available on favorable terms, if at all. For example, during periods of volatile credit markets, there is a risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their credit commitments and obligations, including, but not limited to, extending credit up to the maximum permitted by a credit facility and otherwise accessing capital and/or honoring loan commitments. If our lenders are unable to fund borrowings under their loan commitments or we are unable to borrow, it could be difficult to replace such loan commitments on similar terms or at all. If adequate funds are not available on acceptable terms, we may be unable to meet our future working capital requirements or fund capital expenditures and acquisitions, any of which could negatively affect our business. As of December 31, 2019, we have required debt payments of $2.6 million during the year ending December 31, 2020.

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
As of December 31, 2019, we had $175 million of 2021 Senior Notes, $21.6 million in revolving credit borrowings and $7.2 million of project financing outstanding. In addition, availability under our bank credit agreement was approximately $174 million. Our leverage could have important consequences. For example, it could:

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
The terms of our indebtedness, including our bank credit agreement and the indenture governing the 2021 Senior Notes, contain covenants restricting our ability to, among other things, incur certain additional debt, incur or create certain liens, make specified restricted payments, pay dividends, authorize or issue capital stock, enter into transactions with our affiliates, consolidate or merge with or acquire another business, sell certain of our assets or liquidate, dissolve or wind-up our Company. Under the terms of our Fourth Amended and Restated Credit Agreement, we are permitted to pay cash dividends on or repurchase shares of our common stock, and to make voluntary prepayments or redemptions of certain indebtedness (including our 2021 Senior Notes), without limitation, as long as the sum of the aggregate revolving credit availability under our Fourth Amended and Restated Credit Agreement as then in effect, plus (subject to certain limitations) any excess of our aggregate borrowing base over our aggregate revolving credit facility commitment, or our “specified excess availability” (on a pro forma basis after giving effect to such dividend, repurchase or voluntary prepayment/redemption), equals or exceeds the greater of (i) $25 million and (ii) 12.5 percent of the maximum aggregate commitments under our revolving credit facility as then in effect (approximately $28 million as of December 31, 2019), on a pro forma basis after giving effect to such dividend or stock repurchase (as the case may be). If our specified excess availability, on a pro forma basis, is less than the applicable threshold, then such cash dividends are limited to no more than $45 million in any 12 consecutive months, such share repurchases are limited to no more than $25 million in any fiscal year, and voluntary prepayments or redemptions of such indebtedness are prohibited. Under the most restrictive terms of the 2021 Senior Notes, we are permitted to pay cash dividends of up to $25 million in a calendar year, but not permitted to repurchase shares of our common stock. However, as long as the net leverage ratio (net debt/EBITDA) under the 2021 Senior Notes is below 2.5x, we can pay dividends or repurchase shares without limitation. Refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for the current limitations on our ability to pay dividends on or repurchase shares of our common stock.
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
If specified excess availability under our revolving credit facilities is less than the greater of (i) $20 million and (ii) 10 percent of the maximum aggregate commitments under our revolving credit facilities as then in effect, we are required to comply with a fixed charge coverage ratio (as defined in our bank credit agreement) of not less than 1.1 to 1.0 for the preceding four-quarter period, tested as of the end of each quarter. Such compliance, once required, would no longer be necessary once (x) specified excess availability under our revolving credit facilities exceeds the greater of (i) 17.5 percent of the aggregate commitment for our revolving credit facility as then in effect and (ii) $35 million for 60 consecutive days and (y) no default or event of default has occurred and is continuing during such 60-day period. As of December 31, 2019, specified excess availability under our revolving credit facility exceeded the minimum required amount, and we are not required to comply with such fixed charge coverage ratio.
Our revolving credit facility accrues interest at variable rates. As of December 31, 2019, we had $21.6 million of revolving credit borrowings outstanding which mature on December 10, 2023. We may reduce our exposure to rising interest rates by entering into interest rate hedging arrangements, although those arrangements may result in us incurring higher interest expenses than we would incur without the arrangements. If interest rates increase in the absence of such arrangements, we will need to dedicate more of our cash flow from operations to make payments on our debt. In addition, the variable interest rates on our revolving credit facility are based on the London Interbank Offered Rate ("LIBOR") as a benchmark, exposing us to possible changes in interest in the event that the method for determining LIBOR changes, LIBOR is replaced by an alternative reference rate or LIBOR is phased out altogether.
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
As of December 31, 2019, following are the locations of our principal facilities and operating equipment and the products produced at each location:

Location	Equipment/Resources	Owned or Leased	Products
Fine Paper and Packaging Segment
Neenah Mill Neenah, Wisconsin	Two paper machines; paper finishing equipment	Owned	Printing and writing, text, cover, packaging and other specialty papers
Whiting Mill Whiting, Wisconsin	Four paper machines; paper finishing equipment	Owned	Printing and writing, text, cover, packaging and other specialty papers
Converting Center Neenah, Wisconsin	Paper finishing equipment	Owned	Printing and writing, text, cover, packaging and other specialty papers
Great Barrington Mill Great Barrington, Massachusetts	Paper finishing equipment	Owned; leased facility	Laminated specialty papers and toll converting services

Technical Products Segment
Munising Mill Munising, Michigan	Two paper machines; two off line saturators; two off line coaters; specialty finishing equipment	Owned	Tapes, abrasives, premask, medical packaging and other durable, saturated and coated substrates
Pittsfield Mill Pittsfield, Massachusetts	Three paper machines; paper finishing equipment	Owned	Reverse osmosis filtration and glass applications
Bruckmühl Mill Bruckmühl, Germany	One paper machine; two saturator/coaters; finishing equipment	Owned	Masking tape backings and abrasive backings
Weidach Mill Feldkirchen-Westerham, Germany	Two paper machines; three saturators; one laminator; three meltblown machines; specialty finishing equipment	Owned	Transportation filtration and other filter media
Bolton Mill Bolton, England	Saturating, coating, and finishing equipment	Owned	Durable printing, specialty paper, and coated substrates
Eerbeek Mill Eerbeek, Netherlands	Two paper machines; paper finishing equipment	Owned	Digital dye sublimation and image transfer printing paper

Shared Facilities
Appleton Mill Appleton, Wisconsin	Two paper machines; saturating equipment; paper finishing equipment	Owned	Transportation filtration, printing and writing, text, cover, packaging, and other specialty papers
Brownville Mill Brownville, New York	One paper machine; one off-line coater	Owned	Durable printing, packaging, and specialty paper
Lowville Mill Lowville, New York	Saturating, coating, embossing and finishing equipment	Owned	Durable printing, packaging, and specialty paper
Quakertown Mill Quakertown, Pennsylvania	Saturating, coating, embossing and finishing equipment	Owned	Durable printing, packaging, and specialty paper

See Note 7 of Notes to Consolidated Financial Statements, "Debt", for a description of the material encumbrances attached to the properties described in the table above.

As of December 31, 2019, following are the locations of our owned and leased office and laboratory space and the functions performed at each location.

Administrative Location	Office/Other Space	Function
Alpharetta, Georgia	Leased Office Space	Corporate Headquarters, Administration and Design Center
Neenah, Wisconsin	Owned Office Space	Administration
Appleton, Wisconsin	Owned and Leased Office and Laboratory Space	Administration and Research and Development for our technical products businesses
Munising, Michigan	Owned Office and Laboratory Space	Administration and Research and Development for our technical products businesses
Pittsfield, Massachusetts	Owned Office and Laboratory Space	Administration and Research and Development for our technical products businesses
East Longmeadow, Massachusetts	Leased Office and Laboratory Space	Administration and Research and Development for our technical products and fine paper and packaging businesses
Feldkirchen-Westerham, Germany	Owned Office and Laboratory Space	Administration and Research and Development for our technical product businesses
Eerbeek, Netherlands	Owned Office and Laboratory Space	Administration and Research and Development for our technical product businesses

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

	Year Ended December 31,
	2019	2018	2017
Technical Products	66%	74%	78%
Fine Paper and Packaging	86%	78%	81%

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
For the year ended December 31, 2019 we paid quarterly cash dividends of $0.45 per common share or $30.5 million annually. For the year ended December 31, 2018, we paid quarterly cash dividends of $0.41 per common share or $27.8 million annually. In November 2019, our Board of Directors approved a 4 percent increase in the quarterly dividend rate on our common stock to $0.47 per share, scheduled to be paid starting in March 2020.
Dividends are declared at the discretion of the Board of Directors, and future dividends will depend on our future earnings, cash flow, financial requirements and other factors. Our ability to pay cash dividends on our common stock is limited under the terms of both our bank credit agreement and our 2021 Senior Notes. Under the terms of the Fourth Amended and Restated Credit Agreement, we are permitted to pay cash dividends on, and repurchase shares of our common stock without limitation as long as our specified excess availability under the Fourth Amended and Restated Credit Agreement exceeds the greater of (i) $25 million and (ii) 12.5 percent of the maximum aggregate commitments under our revolving credit facility as then in effect (approximately $28 million as of December 31, 2019), on a pro forma basis after giving effect to such dividend or stock repurchase (as the case may be). If our specified excess availability, on a pro forma basis, is below that amount, we are subject to certain restrictions on the amount of cash dividends we are permitted to declare and the amount of share repurchases we are permitted to execute. As of December 31, 2019, our availability exceeded the applicable threshold, so this restriction did not apply. Under the most restrictive terms of the 2021 Senior Notes, we are permitted to pay cash dividends of up to $25 million in a calendar year, but not permitted to repurchase shares of our common stock. However, as long as the net leverage ratio (net debt/EBITDA) under the 2021 Senior Notes is below 2.5x, we can pay dividends or repurchase shares without limitation. In the event the net leverage ratio exceeds 2.5x, we may still pay dividends in excess of $25 million or repurchase shares by utilizing "restricted payment baskets" as defined in the indenture for the 2021 Senior Notes. As of December 31, 2019, since our leverage ratio was less than 2.5x, none of these covenants were restrictive to our ability to pay dividends on or repurchase shares of our common stock.
As of February 20, 2020, Neenah had approximately 1,085 holders of record of its common stock. The closing price of Neenah's common stock on February 20, 2020 was $65.04.

Purchases of Equity Securities:
The following table sets forth certain information regarding purchases of our common stock during the fourth quarter of 2019.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (c)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs in 2019
October 2019	88	$—	—	$20,092,060
November 2019	—	$—	—	$20,092,060
December 2019	15,254	$—	—	$20,092,060
_______________________

(a)
Transactions include the purchase of vested restricted shares from employees to satisfy minimum tax withholding requirements upon vesting of stock-based awards. See Note 9 of Notes to Consolidated Financial Statements, "Stock Compensation Plans."

(b)
In November 2018, our Board of Directors authorized a program for the purchase of up to $25 million of outstanding common stock which was in effect till December 31, 2019. In November 2019, our Board of Directors authorized a program for the purchase of up to $25 million of outstanding common stock effective January 1, 2020. The program does not require the Company to purchase any specific number of shares and may be suspended or discontinued at any time.

(c)	Average price paid per share for shares purchased as part of our program.

Equity Compensation Plan Information

The following table summarizes information about outstanding options (in this report, unless the context requires otherwise, references to "options" are intended to include stock appreciation rights) and restricted stock units and shares reserved for future issuance under our existing equity compensation plans as of December 31, 2019.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted- average exercise price of outstanding options, warrants, and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	166,790	(2)(3)	$70.08	1,091,000
Equity compensation plans not approved by security holders	—		—	—
Total	166,790		$70.08	1,091,000
_______________________

(1)	The weighted-average exercise price of outstanding options, warrants and rights does not take into account restricted stock units since they do not have an exercise price.

(2)
Includes (i) 55,937 shares issuable upon the exercise of outstanding options and stock appreciation rights ("SARs") for which the exercise price of outstanding options and SARs exceeds closing price of our common stock of $70.43, (ii) 66,191 shares issuable following the vesting and conversion of outstanding performance share unit awards, and (iii) 44,662 shares issuable upon the vesting and conversion of outstanding restricted stock units, all as of December 31, 2019. As of December 31, 2019, we had an aggregate of 416,548 stock options and SARs outstanding. The weighted average exercise price of the stock options and SARs was $70.08 per share and the remaining contractual life of such awards was 6.3 years.

(3)	Includes 53,259 shares that would be issued upon the assumed exercise of 177,062 SARs at the $70.43 per share closing price of our common stock on December 31, 2019.

Item 6.    Selected Financial Data
The following table sets forth our selected historical financial and other data. You should read the information set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report. The statement of operations data for the years ended December 31, 2019, 2018 and 2017 and the balance sheet data as of December 31, 2019 and 2018 set forth below are derived from our audited historical consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of December 31, 2017, 2016 and 2015 and the statement of operations data for the years ended December 31, 2016 and 2015 set forth below are derived from our historical consolidated financial statements not included in this Annual Report on Form 10-K.
On October 31, 2015, we sold the Lahnstein Mill for net cash proceeds of approximately $5.4 million. For the year ended December 31, 2018, discontinued operations reported on the consolidated statements of operations reflect an additional loss on sale of $0.8 million arising from the final adjustment to the transaction price on the sale of the Lahnstein Mill in 2015. For the years ended December 31, 2016 and December 31, 2015, discontinued operations reported on the consolidated statements of operations reflect the results of operations and the loss on sale of the Lahnstein Mill. As of December 31, 2015, the assets and liabilities of the Lahnstein Mill are classified as assets held for sale on the consolidated balance sheet.

	Year Ended December 31,
	2019	2018	2017	2016	2015

Consolidated Statement of Operations Data
Net sales	$938.5	$1,034.9	$979.9	$941.5	$887.7
Cost of products sold (f)	755.1	851.5	779.7	724.2	690.9
Gross profit (f)	183.4	183.4	200.2	217.3	196.8
Selling, general and administrative expenses	98.6	95.9	95.3	90.0	85.3
Acquisition/integration/restructuring and other costs (b)	6.2	2.1	1.3	7.0	6.5
Pension and SERP-related adjustments (c)	(1.4)	1.8	0.6	0.8	—
Impairment loss (a)	—	31.1	—	—	—
Acquisition-related adjustments (d)	—	(3.9)	—	—	—
Insurance settlement (e)	—	(0.4)	(3.2)	—	—
Other expense, net	1.7	2.7	1.9	5.4	3.6
Operating income	78.3	54.1	104.3	114.1	101.4
Interest expense, net	11.8	13.0	12.6	11.1	11.5
Income from continuing operations before income taxes	66.5	41.1	91.7	103.0	89.9
Provision for income taxes (k)	11.1	3.9	11.4	29.6	29.4
Income from continuing operations	55.4	37.2	80.3	73.4	60.5
Loss from discontinued operations, net of taxes (g)	—	(0.8)	—	(0.4)	(9.4)
Net income	$55.4	$36.4	$80.3	$73.0	$51.1

Earnings from continuing operations per basic share	$3.27	$2.20	$4.74	$4.33	$3.58
Earnings from continuing operations per diluted share	$3.26	$2.17	$4.68	$4.26	$3.53
Cash dividends per common share	$1.80	$1.64	$1.48	$1.32	$1.20

Other Financial Data
Net cash flow provided by (used for):
Operating activities (j)	$97.6	$92.7	$100.0	$115.8	$111.2
Capital expenditures (i)	(21.4)	(38.1)	(42.7)	(68.5)	(48.1)
Other investing activities (h)	(1.9)	3.8	(52.3)	0.3	(112.0)
Financing activities (j)	(75.2)	(52.6)	(3.8)	(48.4)	(18.8)

	December 31,
	2019	2018	2017	2016	2015
	(Dollars in millions)
Consolidated Balance Sheet Data
Cash and cash equivalents	$9.0	$9.9	$4.5	$3.1	$4.2
Working capital, less cash and cash equivalents	143.3	147.2	156.1	125.2	136.3
Total assets (j)(k)	827.8	861.2	904.4	765.6	751.4
Long-term debt	198.2	236.8	254.1	219.7	228.2
Total liabilities (j)(k)	421.5	471.0	504.5	427.3	439.8
Total stockholders' equity	406.3	390.2	399.9	338.3	311.6
_______________________

(a)
For the year ended December 31, 2018, we recorded a non-cash impairment loss of $31.1 million related to our Brattleboro mill and associated research and office facilities. See Note 13 of Notes to Consolidated Financial Statements, "Sale of Brattleboro Mill and Impairment Loss."

(b)
For the year ended December 31, 2019, we incurred $6.2 million of non-routine costs primarily related to the accelerated depreciation and other costs related to the consolidation of the fine paper manufacturing footprint with an idling of a paper machine. For the year ended December 31, 2018, we incurred $0.5 million of integration costs related to the acquisition of Neenah Coldenhove ("Coldenhove Acquisition") and $1.6 million of restructuring and other one-time costs. For the year ended December 31, 2017, we incurred of $1.3 million of acquisition costs related to the Coldenhove Acquisition. For the year ended December 31, 2016, we incurred $4.1 million of integration costs related to the FiberMark Acquisition, $2.7 million of non-capitalized trial costs related to the U.S. filtration project, and $0.2 million of other one-time costs. For the year ended December 31, 2015, we incurred $5.3 million of integration costs related to the FiberMark Acquisition and $1.2 million of restructuring costs.

(c)
For the year ended December 31, 2019, we recorded a curtailment gain of $1.6 million related to the Neenah Coldenhove pension plan. For the years ended December 31, 2019, 2018, 2017, and 2016, we recorded $0.1 million, $0.8 million, $0.6 million, and $0.8 million of pension settlement charges, respectively. For the year ended December 31, 2018, we also recorded an estimated withdrawal liability of $1.0 million related to our withdrawal from PIUMPF. See Note 8 of Notes to Consolidated Financial Statements, "Pension and Other Postretirement Benefits."

(d)
For the year ended December 31, 2018, we recorded $3.9 million of acquisition-related adjustments arising from the operating results of Neenah Coldenhove subsequent to the acquisition. See Note 4 of Notes to Consolidated Financial Statements, "Acquisitions."

(e)	For the years ended December 31, 2018 and 2017, we recorded a representations and warranties insurance settlement of $0.4 million and $3.2 million, respectively, related to the FiberMark acquisition.

(f)
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). The Company adopted this ASU as of January 1, 2018. As a result of the adoption, the Company reclassified $1.5 million and $1.2 million of net cost for the year ended December 31, 2017, $2.8 million and $2.2 million of net cost for the year ended December 31, 2016, and $1.4 million and $1.2 million of net cost for the year ended December 31, 2015, respectively, of other components of net benefit cost from "Cost of products sold" and "Selling, general and administrative expenses" to "Other expense - net" on the consolidated statements of operations. There was no other material impact on its consolidated financial statements due to the adoption.

(g)	The following table presents the results of discontinued operations:

	Year Ended December 31,
	2019	2018 (1)	2017	2016 (1)	2015 (2)
Discontinued operations: (3)
Income from operations	$—	$—	$—	$—	$0.2
Loss on sale of the Lahnstein Mill (3)	—	(0.8)	—	(0.6)	(13.6)
(Loss) income before income taxes	—	(0.8)	—	(0.6)	(13.4)
(Benefit) provision for income taxes	—	—	—	(0.2)	(4.0)
(Loss) income from discontinued operations, net of taxes	$—	$(0.8)	$—	$(0.4)	$(9.4)
_______________________

(1)	The losses in 2018 and 2016 were due to the final adjustments of the sales price of the Lahnstein Mill.

(2)
The loss on sale of the Lahnstein Mill includes a net curtailment gain related to the divestiture of the pension plan of $15.8 million, including a $5.5 million write-off of deferred actuarial losses in 2015.

(3)
On October 31, 2015, we sold the Lahnstein Mill. For the years ended December 31, 2018, 2016, and 2015, the results of operations and the loss on sale of the Lahnstein Mill are reported as discontinued operations in the Consolidated Statements of Operations Data.

(h)
In December 2018, we sold the Brattleboro mill for $5 million. In November 2017, we purchased all of the outstanding equity of Neenah Coldenhove for approximately $45 million. In August 2015, we purchased all of the outstanding equity of FiberMark for approximately $118 million.

(i)	During the year ended December 31, 2016, we completed our U.S. Filtration project.

(j)
In January 2019, we adopted ASU 2016-02, Leases (Topic 842) and recorded right-of-use ("ROU") assets of $16 million and lease liabilities of $17 million as of January 1, 2019. See Note 11 of Notes to Consolidated Financial Statements, "Leases."

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the years ended December 31, 2019, 2018 and 2017. Also discussed is our financial position as of the end of those years. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See "Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Overview of Business
We are a leading global producer of specialty materials for niche markets. We have two primary operations: our technical products business and our fine paper and packaging business.
Our mission is to create value by improving the image and performance of everything we touch. We expect to create value by growing in markets that value performance or image and where we have competitive advantages. In managing our businesses, we believe that achieving and maintaining a leadership position in our markets, responding effectively to customer needs and competitive challenges, employing capital optimally, controlling costs and managing risks are important to long-term success. Changes in general economic conditions and timing of changes in input costs and selling prices can also impact our results. In this discussion and analysis, we will refer to these factors.

Business Segments
Our reportable operating segments consist of Technical Products and Fine Paper and Packaging.
Our technical products business is a leading international producer of transportation, water and other filter media and durable, saturated and coated substrates for a variety of end markets. We focus on categories where we believe we are, or can be, a market leader. These categories include filtration media for transportation, water and other end use applications, backings for specialty tapes and abrasives, performance labels, digital image transfer papers, and other custom engineered materials. Our products are typically used in high performance applications where our customers require specific standards and qualifications. Our dedicated technical products manufacturing facilities are located in Weidach and Bruckmühl, Germany, Eerbeek, Netherlands, Bolton, England, Munising, Michigan, and Pittsfield, Massachusetts.
Our fine paper and packaging business is a leading supplier of premium printing, packaging, and other high-end specialty papers predominantly in North America. Our products include some of the most recognized and preferred brands in North America, where we enjoy leading market positions in many of our product categories. Often these papers are characterized by distinctive finishing, colors, textures and coating. We sell our products primarily to authorized paper distributors, as well as through converters, major national retailers and specialty businesses. Our dedicated fine paper and packaging manufacturing facilities are located in Whiting and Neenah, Wisconsin, and Great Barrington, Massachusetts. In addition, certain products of both segments are manufactured in shared facilities located in Brownville and Lowville, New York, Appleton, Wisconsin, and Quakertown, Pennsylvania.
Prior to 2019, our Other segment included certain product lines composed of papers sold to converters for end uses such as covering materials for datebooks, diaries, yearbooks and traditional photo albums. These products were primarily manufactured at our shared facilities located in Brownville, New York and Brattleboro, Vermont. Following the disposition of the Brattleboro mill which eliminated a significant portion of the products of the Other business segment, in January 2019 we realigned the remaining products manufactured in the Other business segment to be managed as part of the Technical Products business segment. As a result, we recast the comparable 2018 and 2017 information and presented the $15.6 million and $16.5 million of net sales for the years ended December 31, 2018 and 2017, respectively, of this remaining portion of the Other business segment within the Technical Products business segment. The 2018 and 2017 operating income (loss) of the Other business segment was immaterial and was not recast. See Note 14 of Notes to Consolidated Financial Statements, "Business Segment and Geographic Information" where a realignment of this segment in 2019 is described.

Results of Operations and Related Information
In this section, we discuss and analyze our net sales, income before interest and income taxes (which we refer to as "operating income") and other information relevant to an understanding of our results of operations.
Executive Summary
For the year ended December 31, 2019, consolidated net sales of $938.5 million decreased $96.4 million, or 9 percent, from $1,034.9 million in 2018. The decrease resulted from lower volumes, including the divestiture of the Brattleboro mill, and unfavorable currency effects. These were partially offset by increased selling prices and a higher-value Technical Products sales mix.
Consolidated operating income of $78.3 million for the year ended December 31, 2019 increased $24.2 million, or 45 percent, from the prior year. The increase was mainly due to the absence of a $31.1 million impairment loss in 2018 related to the divestiture of the Brattleboro mill. Excluding the $4.8 million of net unfavorable adjustments in 2019, primarily due to idling of a fine paper machine, and $30.7 million of net unfavorable adjustments in 2018, adjusted operating income decreased $1.7 million (2%), primarily due to lower sales and production volumes, and associated manufacturing fixed cost inefficiencies, that were only partially offset by higher net selling prices and slightly lower input costs. See later in this section for further information regarding the presentation of operating income, as adjusted.
Cash provided by operating activities of $97.6 million for the year ended December 31, 2019 was $4.9 million higher than cash provided by operating activities of $92.7 million in the prior year. The increase in cash flows resulted primarily from lower pension plan contributions, partly offset by lower cash earnings.
Capital expenditures for the year ended December 31, 2019 were $21.4 million compared to $38.1 million in the prior year. Spending was lower in 2019 as a result of a large environmental project completed in 2018 at the Company's filtration plant in Germany, and lower required spending in 2019 for most businesses.

Analysis of Net Sales — Years Ended December 31, 2019, 2018 and 2017
The following table presents net sales by segment and net sales expressed as a percentage of total net sales:

	Year Ended December 31,
Net sales	2019	2019	2018	2018	2017	2017
Technical Products	$541.6	58%	$583.2	56%	$518.6	53%
Fine Paper and Packaging	396.9	42%	445.8	43%	455.3	46%
Other	—	—%	5.9	1%	6.0	1%
Consolidated	$938.5	100%	$1,034.9	100%	$979.9	100%

Commentary:
Year 2019 versus 2018

			Change in Net Sales Compared to the Prior Year
	For the Year Ended December 31,			Change Due To
			Total Change		Net Price
	2019	2018		Volume		Currency
Technical Products	$541.6	$583.2	$(41.6)	$(48.5)	$21.9	$(15.0)
Fine Paper and Packaging	396.9	445.8	(48.9)	(53.6)	4.7	—
Other	—	5.9	(5.9)	(5.9)	—	—
Consolidated	$938.5	$1,034.9	$(96.4)	$(108.0)	$26.6	$(15.0)

Consolidated net sales for the year ended December 31, 2019 were $96.4 million (9%) lower than the prior year. The decrease resulted from lower volumes, including the divestiture of the Brattleboro mill, and unfavorable currency effects. These were partially offset by increased selling prices and a higher-value Technical Products sales mix.

•
Net sales in our technical products business decreased $41.6 million (7%) from the prior year due to volume declines (primarily due to lower backings sales in Asia) and negative foreign currency impacts. These items were partially offset by increased selling prices and a higher value mix.

•
Net sales in our fine paper and packaging business decreased $48.9 million (11%) from the prior year. Half of the decline was due to the sale of Brattleboro, with the remainder mostly due to lower commercial print volume (including impacts from a change in the relationship with a major distributor). These items were partly offset by higher selling prices.

Year 2018 versus 2017

			Change in Net Sales Compared to the Prior Year
	For the Years Ended December 31,			Change Due To
	2018	2017	Total Change	Volume	Net Price	Currency
Technical Products (a)	$583.2	$518.6	$64.6	$34.9	$18.7	$11.0
Fine Paper and Packaging	445.8	455.3	(9.5)	(21.6)	12.1	—
Other (a)	5.9	6.0	(0.1)	(0.1)	—	—
Consolidated	$1,034.9	$979.9	$55.0	$13.2	$30.8	$11.0
_______________________

(a)
As a result of the Brattleboro mill sale in 2018, we recast the comparable 2018 and 2017 information and presented the $15.6 million and $16.5 million of net sales for the years ended December 31, 2018 and 2017, respectively, of the remaining portion of the Other business segment within the Technical Products business segment. See Note 13 of Notes to Consolidated Financial Statements, "Sale of Brattleboro Mill and Impairment Loss" where a realignment of this segment in 2019 is described.

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

•
Net sales in our technical products business increased $64.6 million (12%) from the prior year due to acquired volume, organic increases in filtration sales, as well as a higher-priced mix and favorable currency effects due to a stronger euro in the first half of the year.

•
Net sales in our fine paper and packaging business decreased $9.5 million (2%) from the prior year. Volume declines in commercial print products were partly offset by higher selling prices and volume increases in premium packaging.

•	Net sales in our other business segment decreased $0.1 million from the prior year period due to lower volumes.

Analysis of Operating Income — Years Ended December 31, 2019 and 2018
The following table sets forth line items from our consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Year Ended December 31,
	2019	2018
Net sales	100.0%	100.0%
Cost of products sold	80.5%	82.3%
Gross profit	19.5%	17.7%
Selling, general and administrative expenses	10.5%	9.3%
Restructuring, integration and other costs	0.6%	0.2%
Pension and SERP related adjustments	(0.1)%	0.2%
Impairment loss	—%	3.0%
Acquisition-related adjustments	—%	(0.4)%
Other expense, net	0.2%	0.2%
Operating income	8.3%	5.2%
Interest expense, net	1.2%	1.2%
Income from continuing operations before income taxes	7.1%	4.0%
Provision for income taxes	1.2%	0.4%
Income from continuing operations	5.9%	3.6%

Commentary:
Year 2019 versus 2018

			Change in Operating Income (Loss) Compared to the Prior Year
	For the Years Ended December 31,			Change Due To
	2019	2018	Total Change	Volume	Net Price (a)	Input Costs (b)	Currency	Other (c)
Technical Products	$44.6	$50.9	$(6.3)	$(13.5)	$15.1	$1.6	$(1.9)	$(7.7)
Fine Paper and Packaging	53.2	29.4	23.8	(7.4)	11.2	1.4	—	18.7
Other	—	(6.4)	6.4	—	—	—	—	6.4
Unallocated corporate costs	(19.5)	(19.8)	0.3	—	—	—	—	0.3
Consolidated	$78.3	$54.1	$24.2	$(20.9)	$26.3	$3.0	$(1.9)	$17.7
_______________________

(a)	Includes price changes, net of changes in product mix.

(b)	Includes price changes for raw materials and energy.

(c)
Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and selling, general and administrative ("SG&A") expenses. In addition, 2018 results include $35.0 million of unfavorable adjustments primarily related to the divestiture of the Brattleboro mill and restructuring costs, and $4.3 million of favorable adjustments related to the Coldenhove Acquisition and an insurance-related settlement. In 2019, it includes non-routine costs of $6.2 million primarily related to the accelerated depreciation and other costs related to the consolidation of the fine paper manufacturing footprint with an idling of a paper machine, and $1.4 million of favorable adjustments primarily related to the curtailment gain for the Neenah Coldenhove pension plan. See the breakdown by segment and the reconciliation table on page 37 for further detail.

Consolidated operating income of $78.3 million for the year ended December 31, 2019 increased $24.2 million (45%) from the prior year. The increase was mainly due to the absence of a $31.1 million impairment loss in 2018 related to the divestiture of the Brattleboro mill. Excluding the $4.8 million of net unfavorable adjustments in 2019, primarily due to idling of a fine paper machine, and $30.7 million of net unfavorable adjustments in 2018, adjusted operating income decreased $1.7 million (2%), primarily due to lower sales and production volumes, and associated manufacturing fixed cost inefficiencies, that were only partially offset by higher net selling prices and slightly lower input costs. See later in this section for further information regarding the presentation of operating income, as adjusted.

•
Operating income for our technical products business decreased $6.3 million (12%) from the prior year. The decrease in income resulted from lower sales and production volumes and associated manufacturing fixed cost inefficiencies, higher SG&A and unfavorable foreign currency impacts, partially offset by increased selling prices, a higher-value mix and lower input and distribution costs. Excluding the previously noted favorable adjustments of $1.2 million in 2019 and $1.4 million in 2018, adjusted operating income for the technical products business decreased $6.1 million (12%).

•
Operating income for our fine paper and packaging business increased $23.8 million (81%) from the prior year period The increase was mainly due to adjustments in 2018 of $24.3 million for impairment related to the divestiture of the Brattleboro mill and other one-time items referenced above, partly offset by $5.7 million of non-routine costs in 2019 primarily due to the idling of a paper machine. Excluding these costs, adjusted operating income for the fine paper and packaging business increased $5.2 million (10%) as a result of higher selling prices and slightly lower input, SG&A and distribution costs that more than offset the lower sales volumes.

•
Unallocated corporate costs for the year ended December 31, 2019 were $19.5 million, or $0.3 million lower than the prior year. 2019 included adjusting items of $0.3 million for restructuring costs and pension settlement. These costs compared to $1.9 million of pension settlement, restructuring and other non-routine costs in 2018.

Year 2018 versus 2017
A comparative discussion of our operating income (loss), additional statement of operations commentary, and liquidity and capital resources for the years ended December 31, 2018 and 2017 is set out in our Annual Report on Form 10-K for the year ended December 31, 2018 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations - Year 2018 versus Year 2017.”

The following table sets forth our operating income by segment, adjusted for the effects of certain costs, for the periods indicated:

	YTD
	2019	2018
Technical Products
GAAP Operating Income	$44.6	$50.9
Restructuring, integration, and other costs	0.3	1.0
Pension and SERP-related adjustments	(1.5)	0.4
Impairment loss	—	1.1
Acquisition-related adjustments	—	(3.9)
Adjusted operating income	$43.4	$49.5

Fine Paper and Packaging
GAAP Operating Income	$53.2	$29.4
Idled paper machine costs	4.7	—
2012-15 indirect tax audit costs	0.7	—
Restructuring and other non-routine costs	0.3	(0.2)
Pension and SERP-related adjustments	—	0.4
Impairment loss	—	24.4
Insurance settlement	—	(0.3)
Adjusted operating income	$58.9	$53.7

Other/Unallocated Corporate
GAAP Operating Income	$(19.5)	$(26.2)
Restructuring and other non-routine costs	0.2	1.3
Pension and SERP-related adjustments	0.1	1.0
Impairment loss	—	5.6
Insurance settlement	—	(0.1)
Adjusted operating income	$(19.2)	$(18.4)

Consolidated
GAAP Operating Income	$78.3	$54.1
Idled paper machine costs	4.7	—
2012-15 indirect tax audit costs	0.7	—
Restructuring, integration, and other costs	0.8	2.1
Pension and SERP-related adjustments	(1.4)	1.8
Impairment loss	—	31.1
Acquisition-related adjustments	—	(3.9)
Insurance settlement	—	(0.4)
Adjusted operating income	$83.1	$84.8

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

Additional Statement of Operations Commentary:

•
SG&A expense of $98.6 million for the year ended December 31, 2019 was $2.7 million higher than 2018, as a result of timing of certain costs. SG&A expense as a percentage of net sales for the year ended December 31, 2019 increased to 10.5 percent from 9.3 percent in 2018 due to lower sales.

•
For the years ended December 31, 2019 and 2018, we incurred $11.8 million and $13.0 million of interest expense, respectively. During the year ended December 31, 2019, we made net repayments of $36.3 million under our Global Revolving Credit Facilities resulting in only Euro-denominated borrowings (with lower interest rates compared to USD-denominated borrowings) outstanding under these facilities as of December 31, 2019.

•
Income tax expense represented 17 percent and 9 percent of income from continuing operations before income taxes for the years ended December 31, 2019 and 2018, respectively. In general, our effective tax rate differs from the U.S. statutory tax rate primarily due to impacts of changes in the mix of earnings in taxing jurisdictions with differing statutory rates, the impact of R&D and other tax credits, changes in tax laws and changes in corporate structure as a result of business acquisitions and dispositions.

•
For the year ended December 31, 2019, our effective income tax rate related to continuing operations was 17 percent, primarily due to the tax benefit of R&D tax credits generated during the year. For the year ended December 31, 2018, our effective income tax rate related to continuing operations was 9 percent, primarily due to the reduction in the U.S. federal tax rate from 35% to 21%. In addition, the effective tax rate was significantly reduced by the effects of the $31.1 million impairment loss of the Brattleboro mill and associated research and office facilities (see Note 13 of Notes to Consolidated Financial Statements, "Sale of Brattleboro Mill and Impairment Loss"), as similar sized reconciling items had a larger percentage impact on lower pre-tax book income. Throughout 2018, we completed our analysis of the Tax Act and recorded additional adjustments to reflect a measurement-period tax benefit of $0.9 million related to the effects of the statutory corporate tax rate reduction and a measurement-period tax expense of $0.8 million from U.S. federal and state taxes on accumulated earnings and profits ("E&P") of its foreign subsidiaries.

Liquidity and Capital Resources

	Year Ended December 31,
	2019	2018
Net cash flow provided by (used in):
Operating activities	$97.6	$92.7
Investing activities:
Capital expenditures	(21.4)	(38.1)
Proceeds from sale of property, plant and equipment	—	5.0
Other investing activities	(1.9)	(1.2)
Total investing activities	(23.3)	(34.3)
Financing activities	(75.2)	(52.6)
Effect of exchange rate changes on cash and cash equivalents	—	(0.4)
Net increase (decrease) in cash and cash equivalents	$(0.9)	$5.4

Operating Cash Flow Commentary

•
Cash provided by operating activities of $97.6 million for the year ended December 31, 2019 was $4.9 million higher than cash provided by operating activities of $92.7 million in the prior year. The increase in cash flows resulted primarily from lower pension plan contributions, partly offset by lower cash earnings.

Investing Cash Flow Commentary:

•
For the years ended December 31, 2019 and 2018, cash used by investing activities was $23.3 million and $34.3 million, respectively. The decrease was primarily due to reduced capital spending in 2019. In addition, 2018 included proceeds from the sale of Brattleboro mill.

•
Capital expenditures for the year ended December 31, 2019 were $21.4 million compared to spending of $38.1 million in the prior year. Spending was lower in 2019 as a result of a large environmental project completed in 2018 at the Company's filtration plant in Germany, and lower required spending in 2019 for most businesses.

•
Going forward, we expect aggregate annual capital expenditures to be within a range of approximately 2 to 4 percent of net sales. We believe that this level of capital spending can be more than adequately funded from cash provided from operating activities and allows us to maintain the efficiency and cost effectiveness of our assets while also investing in expanded capabilities to successfully pursue strategic initiatives and deliver attractive returns.

Financing Cash Flow Commentary:
Our liquidity requirements are provided by cash generated from operations and short and long-term borrowings.

•
For the year ended December 31, 2019, cash used by financing activities was $75.2 million compared to cash used by financing activities of $52.6 million for the prior year. The increase was due to higher net debt repayments of $38.1 million in 2019 compared to $12.8 million in prior year and higher dividends paid in 2019.

•	We have the following short- and long-term borrowings:
Secured Bank Credit Facility
In December 2018, we entered into the Fourth Amended Credit Agreement. The Fourth Amended Credit Agreement, among other things: (1) increased the maximum principal amount of our existing credit facility for the U.S. Revolving Credit Facility to $150 million; (2) maintained the German Revolving Credit Facility in the maximum principal amount of $75 million; (3) caused Neenah and the other domestic borrowers to guarantee, among other things, the obligations arising under the German Revolving Credit Facility; (4) provides for the Global Revolving Credit Facilities to mature on December 10, 2023; and (5) modifies the accordion feature permitting one or more increases in the Global Revolving Credit Facilities in an aggregate principal amount not exceeding $125 million, such that the aggregate commitments under the Global Revolving Credit Facilities do not exceed $350 million. In addition, domestic borrowers may request letters of credit under the U.S. Revolving Credit Facility in an aggregate face amount not to exceed $20 million outstanding at any time, and German borrowers may request letters of credit under the German Revolving Credit Facility in an aggregate face amount not to exceed $5 million outstanding at any time. The variable interest rates on our revolving credit facility are based on LIBOR as a benchmark, exposing us to possible changes in interest in the event that the method for determining LIBOR changes, LIBOR is replaced by an alternative reference rate or LIBOR is phased out altogether. We will continue to monitor developments related to the LIBOR transition and identification of an alternative reference rate. The impact related to any changes cannot be predicted at this time. As of December 31, 2019, we had approximately $21.6 million of LIBOR-based debt. See Note 7 of Notes to Consolidated Financial Statements, "Debt."
Unsecured Senior Notes
We have $175 million of 2021 Senior Notes. Proceeds from this offering were used to retire the remaining principal amount of 2014 Senior Notes, to repay approximately $56 million in outstanding revolver borrowings under our bank credit agreement and for general corporate purposes. See Note 7 of Notes to Consolidated Financial Statements, "Debt."

Other Debt
The Second German Loan Agreement provides for €9.0 million of construction financing which is secured by the melt blown machine. The loan matures in September 2022 and principal is repaid in equal quarterly installments. At December 31, 2019, €3.1 million ($3.5 million, based on exchange rates at December 31, 2019) was outstanding under the Second German Loan Agreement.
In May 2018, Neenah Germany entered into a project financing agreement for construction of a regenerative thermal oxidizer (the "Third German Loan Agreement") to increase the capacity of the existing saturators and ensure compliance with new European air emission standards. The agreement provides for €5.0 million of financing and is secured by the asset. The loan matures in September 2022 and principal is repaid in 13 equal quarterly installments beginning in June 2019. The interest rate on amounts outstanding is 1.45 percent based on actual days elapsed in a 360-day year and is payable quarterly. In the fourth quarter 2018, we received a subsidy from the German government of $0.9 million due to completion of the regenerative thermal oxidizer project. At December 31, 2019, €3.3 million ($3.7 million, based on exchange rates at December 31, 2019) was outstanding under the Third German Loan Agreement.

•
Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of December 31, 2019, we had $21.6 million outstanding under our Revolver and $173.5 million of available credit (based on exchange rates at December 31, 2019).

•	We have required debt payments through December 31, 2020 of $2.6 million on the Second and Third German Loan Agreements.

•
For the year ended December 31, 2019, cash and cash equivalents decreased $0.9 million to $9.0 million at December 31, 2019 from $9.9 million at December 31, 2018. Total debt decreased $38.3 million to $200.8 million at December 31, 2019 from $239.1 million at December 31, 2018. Net debt (total debt minus cash and cash equivalents) decreased by $37.4 million. Total debt was higher at December 31, 2018 due to higher borrowings under our revolving credit facility.

•
As of December 31, 2019, our cash balance of $9.0 million consists of $2.7 million in the U.S. and $6.3 million held at entities outside of the U.S. As of December 31, 2019, there were no restrictions regarding the repatriation of our non-U.S. cash.

Transactions with Shareholders

•	For the years ended December 31, 2019 and 2018, we paid quarterly cash dividends of $0.45 per common share or $30.5 million annually and $0.41 per common share or $27.8 million annually, respectively.

•	In November 2019, our Board of Directors approved a 4 percent increase in the quarterly dividend rate on our common stock to $0.47 per share, scheduled to be paid starting in March 2020.

•
In November 2019, our Board of Directors authorized a program for the purchase of up to $25 million of outstanding common stock effective January 1, 2020 ("2020 Stock Purchase Plan"). The program does not require the Company to purchase any specific number of shares and may be suspended or discontinued at any time. Purchases under the 2020 Stock Purchase Plan will be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. For the year ended December 31, 2019, we acquired approximately 79,676 shares of Common Stock at a cost of $4.9 million. For further details on our Stock Purchase Plans refer to Note 10 of Notes to Consolidated Financial Statements, "Stockholders' Equity."

•
For the years ended December 31, 2019 and 2018, we acquired approximately 17,774 and 25,890 shares of Common Stock, respectively, at a cost of $1.3 million and $1.5 million, respectively, for shares surrendered by employees to pay taxes due on vested restricted stock awards and stock appreciation rights exercised. In addition, we received $0.0 million and $0.6 million in proceeds from the exercise of employee stock options for the years ended December 31, 2019 and 2018, respectively.

•
Under the most restrictive terms of the Fourth Amended and Restated Credit Agreement, we are permitted to pay cash dividends on or repurchase shares of our common stock up to the amount available under the Fourth Amended and Restated Credit Agreement, as long as our specified excess availability under the Fourth Amended and Restated Credit

Agreement exceeds the greater of (i) $25 million and (ii) 12.5% of our aggregate commitments under the Global Revolving Credit Facilities (approximately $25 million as of December 31, 2019), on a pro forma basis after giving effect to such dividend or stock repurchase (as the case may be). If our specified excess availability, on a pro forma basis, is less tan the applicable threshold, we are subject to certain restrictions on the amount of cash dividends we are permitted to declare and the amount of share repurchases we are permitted to execute. As of December 31, 2019, our availability was $173.5 million, so this restriction did not apply.  See our availability under the Fourth Amended and Restated Credit Agreement in Note 7 of Notes to Consolidated Financial Statements, "Debt." Under the most restrictive terms of the 2021 Senior Notes, we are permitted to pay cash dividends of up to $25 million in a calendar year, but not permitted to repurchase shares of our common stock. However, as long as the net leverage ratio (net debt/EBITDA) under the 2021 Senior Notes is below 2.5x, we can pay dividends or repurchase shares without limitation. In the event the net leverage ratio exceeds 2.5x, we may still pay dividends in excess of $25 million or repurchase shares by utilizing "restricted payment baskets" as defined in the indenture for the 2021 Senior Notes. As of December 31, 2019, since our leverage ratio was less than 2.5x, none of these covenants were restrictive to our ability to pay dividends on or repurchase shares of our common stock.

Contractual Obligations
The following table presents the total contractual obligations for which cash flows are fixed or determinable as of December 31, 2019:

(In millions)	2020	2021	2022	2023	2024	Beyond 2024	Total
Long-term debt payments	$2.6	$177.8	$1.8	$21.6	$—	$—	$203.8
Interest payments on long-term debt (a)	9.6	4.6	0.3	0.2	—	—	14.7
Open purchase orders (b)	79.7	—	—	—	—	—	79.7
Other post-employment benefits (c)	5.6	5.0	4.6	4.2	3.9	13.7	37.0
Contributions to pension trusts and other benefit obligations (d)	9.1	0.1	0.1	0.1	0.1	1.2	10.7
Minimum purchase commitments (e)	7.2	0.8	0.2	0.2	—	—	8.4
Operating leases (f)	2.8	2.6	2.3	2.0	1.7	7.4	18.8
Total contractual obligations	$116.6	$190.9	$9.3	$28.3	$5.7	$22.3	$373.1
_______________________

(a)	Interest payments on long-term debt includes interest on variable rate debt at December 31, 2019 weighted average interest rates.

(b)	The open purchase orders displayed in the table represent amounts we anticipate will become payable within the next 12 months for goods and services that we have negotiated for delivery.

(c)
The above table includes future payments that we will make for postretirement benefits other than pensions. Those amounts are estimated using actuarial assumptions, including expected future service, to project the future obligations.

(d)
We expect to make aggregate contributions to qualified and nonqualified defined benefit pension trusts and to pay pension benefits for unfunded pension plans of $9 million in 2020. The amount also includes estimated payments of $0.1 million per year over 20 years for the withdrawal liability from PIUMPF. See Note 8 of Notes to Consolidated Financial Statements, "Pension and Other Postretirement Benefits."

(e)
The minimum purchase commitments in 2020 are primarily for raw material contracts. Although we are primarily liable for payments on the above minimum purchase commitments, based on historic operating performance and forecasted future cash flows, we believe our exposure to losses, if any, under these arrangements is not material.

(f)
We adopted the ASU 2016-02, Leases (Topic 842) accounting standard in 2019 by recognizing the present value of the lease payments above as right-of-use assets and corresponding lease liabilities on our consolidated balance sheet. See Note 11 of Notes to Consolidated Financial Statements, "Leases."

Other Items

•
As of December 31, 2019, we had $21.0 million of U.S. federal and $7.5 million of U.S. state R&D Credits which, if not used, will expire between 2031 and 2039 for the U.S. federal R&D Credits and between 2020 and 2034 for the state R&D Credits. As of December 31, 2019, we had $44.1 million of state net operating losses (NOLs) which may be used to offset state taxable income. The NOLs are reflected in the consolidated financial statements as a deferred income tax asset of $2.7 million. If not used, substantially all of the NOLs will expire in various amounts between 2020 and 2039.

•
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

Adoption of New Accounting Pronouncements
See Note 2 of Notes to Consolidated Financial Statements, "Summary of Significant Accounting Policies — Recently Adopted Accounting Standards" for a description of accounting standards adopted in the year ended December 31, 2019.

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

Inventories
We value U.S. inventories at the lower of cost, using the last-in, first-out ("LIFO") method, or market. German and Dutch inventories are valued at the lower of cost, using a weighted-average cost method, or net realizable value. The first-in, first-out ("FIFO") value of U.S. inventories valued on the LIFO method was $102.2 million and $109.1 million at December 31, 2019 and 2018, respectively and exceeded such LIFO value by $8.9 million and $15.4 million, respectively. Cost includes labor, materials and production overhead. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials and other costs may have been incurred at significantly different values due to the length of time of our production cycle. Since we value most of our inventory utilizing the LIFO inventory costing methodology, rapid changes in raw material costs have an immediate impact on our operating results.

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
As of December 31, 2019 and 2018, our liability for uncertain income taxes positions was $7.8 million and $10.1 million, respectively. The determination of our provision for income taxes requires considerable judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is also required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. Uncertain tax positions occur, and a resulting income tax liability is recorded when management concludes that an income tax position fails to achieve a more likely than not recognition threshold. When this occurs, the amount of tax benefits recognized may differ from the amount taken or expected to be taken on a tax return. These differences represent unrecognized tax benefits and are reviewed at each reporting period based on facts, circumstances, available evidence and applicable laws. We recognize interest and penalties, if any, related to uncertain tax positions as a component of the provision for income taxes.

Pension and Other Postretirement Benefits
Consolidated pension expense related to continuing operations for defined benefit pension plans was $3.7 million, $7.7 million and $7.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. See Note 8, "Pension and Other Postretirement Benefits" for components of net periodic benefit cost. Accounting for defined benefit pension plans requires various assumptions, including, but not limited to, discount rates, expected long-term rates of return on plan assets, future compensation growth rates and mortality rates. Accounting for our postretirement benefit plans also requires various assumptions, which include, but are not limited to, discount rates and annual rates of increase in the per capita costs of health care benefits.
The following chart summarizes the more significant assumptions used in the actuarial valuation of our defined benefit plans for each of the past three years:

	2019	2018	2017
Pension plans
Weighted average discount rate for benefit expense	3.78%	3.65%	4.18%
Weighted average discount rate for benefit obligation	2.98%	3.94%	3.49%
Expected long-term rate on plan assets	5.91%	5.78%	6.31%
Rate of compensation increase for benefit expense	2.33%	2.44%	2.49%
Postretirement benefit plans
Weighted average discount rate for benefit expense	3.84%	3.42%	3.89%
Weighted average discount rate for benefit obligation	2.68%	3.84%	3.27%
Health care cost trend rate assumed for next year	6.10%	6.80%	6.80%
Ultimate cost trend rate	4.50%	4.50%	4.50%
Year that the ultimate cost trend rate is reached	2037	2037	2037
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
For the years ended December 31, 2019, 2018 and 2017, consolidated postretirement health care and life insurance plan benefit expense was $3.6 million, $3.1 million and $2.7 million, respectively. The discount (or settlement) rate that is utilized for determining the present value of future postretirement health care and life insurance plan benefit obligations in the U.S. is generally based on the yield for a theoretical basket of AA-rated corporate bonds currently available in the market place, whose duration matches the timing of expected postretirement health care and life insurance benefit payments. The discount (or settlement) rate that is utilized for determining the present value of future postretirement health care and life insurance obligations for our foreign benefit plans is generally based on an index of AA-rated corporate bonds adjusted to match the timing of expected benefit payments.
We evaluate these assumptions at least once each year or as facts and circumstances dictate and we make changes as conditions warrant. Changes to these assumptions will increase or decrease our reported net periodic benefit expense, which will result in changes to the recorded benefit plan assets and liabilities.

Useful Life and Impairment of Long-Lived Assets
Property, Plant and Equipment
For financial reporting purposes, depreciation is principally computed on the straight-line method over estimated useful asset lives. The weighted average remaining useful lives for buildings, land improvements and machinery and equipment are approximately 19 years, 19 years and 10 years respectively. We also use units-of-production method of depreciation for the U.S. transportation filtration production assets with a gross book value of $69.3 million, which reflects the nature of the assets' utilization.
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
There was no impairment indicated as of December 31, 2019.
Goodwill and Other Intangible Assets with Indefinite Lives
We test goodwill for impairment at least annually in conjunction with preparation of Neenah's annual business plan, or more frequently if events or circumstances indicate it might be impaired.
We tested goodwill for impairment as of November 30, 2019 under ASC Topic 350, Intangibles — Goodwill and Other. We elected the option under ASC Topic 350, Intangibles — Goodwill and Other, to perform a qualitative assessment of our reporting units to determine whether further impairment testing is necessary. In this qualitative assessment, we considered the following items for each of the reporting units: macroeconomic conditions, industry and market conditions, overall financial performance and other entity specific events. In addition, for each of these reporting units, the most recent fair value determination results in an amount that exceeds the carrying amount of the reporting units. Based on these assessments, we determined that the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is not more likely than not. As of November 30, 2019, no impairment was indicated.
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
Our annual test of other intangible assets for impairment at November 30, 2019, 2018 and 2017 indicated that the carrying amount of such assets was recoverable.

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
Foreign Currency Risk
Our reported operating results are affected by changes in the exchange rates of the local currencies of our non-U.S. operations relative to the U.S. dollar. For the year ended December 31, 2019, a hypothetical 10 percent strengthening of the U.S dollar relative to the local currencies of our non-U.S. operations would have decreased our income before income taxes by approximately $3.8 million. We do not hedge our exposure to exchange risk on reported operating results.
The translation of the balance sheets of our non-U.S. operations from their local currencies into U.S. dollars is also sensitive to changes in the exchange rate of the U.S. dollar. Consequently, we performed a sensitivity test to determine if changes in the exchange rate would have a significant effect on the translation of the balance sheets of our non-U.S. operations into U.S. dollars. These translation gains or losses are recorded as unrealized translation adjustments ("UTA", a component of accumulated other comprehensive income (loss) within stockholders' equity). The hypothetical change in UTA is calculated by multiplying the net assets of our non-U.S. operations by a 10 percent change in the exchange rate of their local currencies compared to the U.S. dollar. As of December 31, 2019, the net assets of our non-U.S. operations exceeded their net liabilities by approximately $207 million. As of December 31, 2019, a 10 percent strengthening of the U.S. dollar relative to the local currencies of our non-U.S. operations would have decreased our stockholders' equity by approximately $21 million.

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
We have the ability to generate substantially all of the electrical energy used by our Munising mill and approximately 25 percent of the electrical energy at our Appleton and Bruckmühl mills. Availability of energy is not expected to be a problem in the foreseeable future, but the purchase price of such energy can and likely will fluctuate significantly based on fluctuations in demand and other factors. There is no assurance that that we will be able to obtain electricity or natural gas purchases on favorable terms in the future.
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

Interest Rate Risk
We are exposed to interest rate risk on our variable rate bank debt. At December 31, 2019, we had $21.6 million of variable rate borrowings outstanding. A 100 basis point increase in interest rates would increase our annual interest expense on outstanding variable rate borrowings by approximately $0.2 million.

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of the Company's businesses for the year ended December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based upon its assessment, management believes that as of December 31, 2019, the Company's internal controls over financial reporting were effective.
The effectiveness of internal control over financial reporting as of December 31, 2019, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Deloitte & Touche's attestation report on the Company's internal control over financial reporting is included herein. See Item 15, "Exhibits and Financial Statement Schedule."
Neenah, Inc.
February 21, 2020

Changes in Internal Control Over Financial Reporting
There has been no significant change in the Company's internal control over financial reporting during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information
None.

PART III

Item 10.    Directors and Executive Officers of the Registrant
The information required to be set forth herein, except for the information included under Executive Officers of the Company below, relating to nominees for director of Neenah and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the captions "Election of Directors", "Meetings and Committees of the Board of Directors", "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively, in the Proxy Statement for the Annual Meeting of Stockholders ("Annual Meeting") to be held on May 21, 2020. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019.

Executive Officers of the Company
Set forth below is information concerning our executive officers.

Name	Position
John P. O'Donnell	President, Chief Executive Officer and Director
Julie A. Schertell	Senior Vice President, Chief Operating Officer
Bonnie C. Lind	Senior Vice President, Chief Financial Officer and Treasurer
Byron J. Racki	Senior Vice President, Sales and Marketing
Ronald J. Lane	Senior Vice President, Operations
Noah S. Benz	Senior Vice President, General Counsel and Secretary
Larry N. Brownlee	Vice President, Controller and Principal Accounting Officer
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
Julie A. Schertell, born in 1969, is Senior Vice President, Chief Operating Officer, and has been in that role since January 2020. Ms. Schertell joined Neenah in 2008 and served as Vice President of Sales and Marketing for the Fine Paper division through December 2010, as a Senior Vice President and President, Fine Paper and Packaging through September 2018, and as a Senior Vice President and President, Technical Products through December 2019. Ms. Schertell was employed by Georgia-Pacific Corporation in the Consumer Products Retail division, where she served as Vice President of Sales Strategy from 2007-2008, and as Vice President of Customer Solutions from 2003 through 2007.
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
Byron J. Racki, born in 1977, is Senior Vice President of Sales and Marketing, and has been in that role since January 2020. Mr. Racki joined the Company in 2006 and has served in areas of increasing responsibility including Vice President of Sales and Marketing for Fine Paper in 2012 and 2013, Vice President of Sales and Marketing, Performance Materials (Specialty Products) in 2014 through 2016, Senior Vice President and President, Performance Materials in 2017 and 2018 and Senior Vice President and President, Fine Paper and Packaging through December 2019. Prior to joining Neenah, Mr. Racki was employed by Kimberly-Clark in the Family Care division in various finance positions.
Ronald J. Lane, born in 1966, is Senior Vice President of Operations, and has been in that role since July 2019. Prior to joining the Company, Mr. Lane was employed by Aleris Corporation, where he served as Senior Vice President of Global

Manufacturing since 2015. Prior to this, Mr. Lane served in various operational leadership roles with National Starch & Chemical Company and Cytec Industries Incorporated.
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
Larry N. Brownlee, born in 1956, is Vice President, Controller and Principal Accounting Officer and has been in that role since July 2004. From 1990 to 2004, Mr. Brownlee served as Controller of several public companies in the electric utility, telephone and healthcare industries. From 1979 to 1990, Mr. Brownlee was with Arthur Andersen & Co. and provided audit services to clients primarily in the manufacturing, utility and healthcare industries. Mr. Brownlee is a Certified Public Accountant and received his Masters of Accountancy from the University of Georgia in 1979.
On February 11, 2020, Neenah announced that its Board of Directors has approved an executive succession plan under which John P. O'Donnell will retire as President, Chief Executive Officer and as a member of the Board, effective as of the Company's 2020 Annual Meeting on May 21, 2020. Julie A. Schertell will succeed Mr. O'Donnell as President and Chief Executive Officer on May 21, 2020. Ms. Schertell was appointed to the Board of Directors, effective immediately, and will stand for re-election at the 2020 Annual Meeting.
There are no family relationships among our directors or executive officers.

Code of Ethics
The Neenah, Inc. Code of Business Conduct and Ethics, applies to all directors, officers and employees of Neenah. The Code of Business Conduct and Ethics meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer, Chief Financial Officer (our principal financial officer) and Vice President, Controller (our principal accounting officer), as well as all other employees, as indicated above. The Code of Business Conduct and Ethics also meets the requirements of a code of conduct under New York Stock Exchange listing standards. The Code of Business Conduct and Ethics is posted on our web site at www.neenah.com under the links "Investor Relations — Corporate Governance — Code of Ethics" and print copies are available upon request without charge. You can request print copies by contacting our General Counsel in writing at Neenah, Inc., 3460 Preston Ridge Road, Suite 600, Alpharetta, Georgia 30005 or by telephone at 678-566-6500. We intend to disclose any amendments to the Code of Business Conduct and Ethics, as well as any waivers for executive officers or directors, on our web site at www.neenah.com. Information on our web site is not incorporated by reference in this document.

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

4.2	Form of Notation of Subsidiary Guarantee (included as Exhibit E to Exhibit 4.1).
4.3	Description of the Company's Securities (filed herewith)
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
10.14
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

10.15
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

10.16*	Amended and Restated Neenah Executive Severance Plan (filed as Exhibit 10.1 to the Neenah, Inc. Current Report on Form 8-K filed on April 25, 2017 and incorporated herein by reference)
10.17*
Neenah, Inc. 2018 Omnibus Stock and Incentive Compensation Plan (filed as Appendix A to the Neenah, Inc. Definitive Proxy Statement on Schedule 14A filed on April 13, 2018 and incorporated herein by reference)

10.18
Fourth Amended and Restated Credit Agreement dated December 10, 2018 by and among Neenah, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed as Exhibit 10.19 to the Neenah, Inc. Annual Report on Form 10-K filed on February 22, 2019 and incorporated herein by reference)

10.19
First Amendment, dated as of February 28, 2019, to the Fourth Amended and Restated Credit Agreement dated December 10, 2018 by and among Neenah, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed as Exhibit 10.1 to the Neenah, Inc. Quarterly Report on Form 10-Q, filed May 3, 2019 and incorporated herein by reference)

10.20*	Form of Restricted Stock Unit Award Agreement (retirement) (filed as Exhibit 99.3 to the Neenah, Inc. Current Report on Form 8-K, filed February 1, 2019 and incorporated herein by reference)
10.21*	Form of Performance Share Unit Award Agreement (filed as Exhibit 10.1 to the Neenah, Inc. Quarterly Report on Form 10-Q, filed August 7, 2019 and incorporated herein by reference)
10.22*	Form of Restricted Stock Unit Award Agreement (A - standard award) (filed as Exhibit 10.2 to the Neenah, Inc. Quarterly Report on Form 10-Q, filed August 7, 2019 and incorporated herein by reference)
10.23*	Form of Restricted Stock Unit Award Agreement (B - standard award) (filed as Exhibit 10.3 to the Neenah, Inc. Quarterly Report on Form 10-Q, filed August 7, 2019 and incorporated herein by reference)
21	List of Subsidiaries of Neenah, Inc. (filed herewith).
23	Consent of Deloitte & Touche LLP (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (filed herewith).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith).
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
_______________________

*	Indicates management contract or compensatory plan or arrangement.

+	Pursuant to a confidential treatment request portions of this exhibit have been furnished separately to the Securities and Exchange Commission.

(c)	Financial Statement Schedule
See Item 15(a) (2) above

Item 16.     Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Neenah, Inc.
By:	/s/ JOHN P. O'DONNELL
	Name:	John P. O'Donnell
	Title:	President, Chief Executive Officer and Director (in his capacity as a duly authorized officer of the Registrant and in his capacity as Chief Executive Officer)
	Date:	February 21, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	/s/ JOHN P. O'DONNELL	President, Chief Executive Officer and Director (Principal Executive Officer)
	John P. O'Donnell		February 21, 2020

	/s/ JULIE A. SCHERTELL	Senior Vice President, Chief Operating Officer and Director
	Julie A. Schertell		February 21, 2020

	/s/ BONNIE C. LIND	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
	Bonnie C. Lind		February 21, 2020

	/s/ LARRY N. BROWNLEE	Vice President, Controller (Principal Accounting Officer)
	Larry N. Brownlee		February 21, 2020

	/s/ WILLIAM M. COOK*	Chairman of the Board and Director
	William M. Cook		February 21, 2020

	/s/ DONNA M. COSTELLO*	Director
	Donna M. Costello		February 21, 2020

	/s/ MARGARET S. DANO*	Director
	Margaret S. Dano		February 21, 2020

	/s/ TIMOTHY S. LUCAS*	Director
	Timothy S. Lucas		February 21, 2020

	/s/ PHILIP C. MOORE*	Director
	Philip C. Moore		February 21, 2020

	/s/ TONY R. THENE*	Director
	Tony R. Thene		February 21, 2020

	/s/ STEPHEN M. WOOD*	Director
	Stephen M. Wood		February 21, 2020

*By:	/s/ NOAH S. BENZ
Noah S. Benz Senior Vice President, General Counsel and Secretary Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Neenah, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Neenah, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2019, of the Company and our report dated February 21, 2020, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

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
February 21, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Neenah, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Neenah, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Income Taxes - Recognition and Measurement of Uncertain Tax Positions - Refer to Notes 2 and 6 to the consolidated financial statements
Critical Audit Matter Description
The Company evaluates uncertain tax positions and amounts are recognized when it is more likely than not that the position will be sustained upon examination. Once the recognition threshold is met, the Company records the amount that is estimated to be more likely than not realized. The Company establishes a reserve for uncertain tax positions that do not meet this threshold. Judgment is required to evaluate each uncertain tax position to determine whether the more likely than not recognition thresholds have been met. Amounts recorded for uncertain tax positions as of December 31, 2019 were approximately $7.8 million, primarily related to research and development (“R&D”) tax credits.

Given the complexities of the tax laws and regulations and the subjectivity of the amounts to be realized, performing procedures to audit management’s estimates for the recognition and measurement of uncertain tax positions involved a high degree of judgment and an increased extent of effort, including the need to include our income tax specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the recognition and measurement of uncertain tax positions included the following, among others:

•
We tested the effectiveness of controls over the Company’s recognition and measurement of the uncertain tax positions, such as controls over the identification and evaluation of the relevant tax laws and regulations, the evaluation of subjective estimates of amounts to be realized and the supervision of third-party income tax specialists.

•	We evaluated, with the assistance of our tax specialists, a selection of underlying tax positions to evaluate the more likely than not principle as it applied to the specific underlying tax position.

•
We evaluated, with the assistance of our income tax specialists, including those with expertise in R&D tax credits, the appropriateness of the Company’s recognition of uncertain tax positions by performing the following:

◦
Obtaining management and third-party opinions or memoranda regarding the analysis of uncertain tax positions and identifying the key judgments and evaluating whether the analysis was consistent with our interpretation of the relevant laws and regulations.

◦
Reviewing relevant tax laws, regulations, interpretive guidance and the Company’s positions regarding its R&D tax credits. With respect to the measurement of the amount of uncertain tax positions to be recorded, our income tax specialists also assisted in evaluating the appropriateness of the Company’s estimates, including review of Company history and assumptions as well as data from external sources for relevance and consistency.

◦	Evaluating the matters raised by tax authorities in former and ongoing tax audits and considering the implications of these matters on open tax years.

◦	Assessing changes and interpretation of applicable tax law.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 21, 2020

We have served as the Company's auditor since 2003.

NEENAH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Net sales	$938.5	$1,034.9	$979.9
Cost of products sold	755.1	851.5	779.7
Gross profit	183.4	183.4	200.2
Selling, general and administrative expenses	98.6	95.9	95.3
Restructuring, integration and other costs	6.2	2.1	1.3
Pension and SERP-related adjustments (Note 8)	(1.4)	1.8	0.6
Impairment loss (Note 13)	—	31.1	—
Acquisition-related adjustments (Note 4)	—	(3.9)	—
Insurance settlement	—	(0.4)	(3.2)
Other expense, net	1.7	2.7	1.9
Operating income	78.3	54.1	104.3
Interest expense	11.8	13.0	12.7
Interest income	—	—	(0.1)
Income from continuing operations before income taxes	66.5	41.1	91.7
Provision for income taxes	11.1	3.9	11.4
Income from continuing operations	55.4	37.2	80.3
Loss from discontinued operations, net of taxes (Note 2)	—	(0.8)	—
Net income	$55.4	$36.4	$80.3

Earnings (Loss) Per Common Share
Basic
Continuing operations	$3.27	$2.20	$4.74
Discontinued operations	—	(0.05)	—
	$3.27	$2.15	$4.74

Diluted
Continuing operations	$3.26	$2.17	$4.68
Discontinued operations	—	(0.05)	—
	$3.26	$2.12	$4.68

Weighted Average Common Shares Outstanding (in thousands)
Basic	16,848	16,850	16,805
Diluted	16,906	16,968	17,052
See Notes to Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2019	2018	2017
Net income	$55.4	$36.4	$80.3
Reclassification of amounts recognized in the consolidated statement of operations:
Amortization of adjustments to pension and other postretirement benefit liabilities	6.0	6.0	5.9
Pension plan settlement/curtailment losses	1.3	0.8	0.6
Amounts recognized in the consolidated statement of operations	7.3	6.8	6.5
Unrealized foreign currency translation (loss) gain	(3.5)	(7.9)	20.0
Net loss from pension and other postretirement benefit plans	(13.7)	(11.2)	(20.3)
Deferred loss on "available-for-sale" securities	—	—	(0.4)
(Loss) income from other comprehensive income items before income taxes	(9.9)	(12.3)	5.8
Benefit for income taxes	(1.7)	(1.0)	(3.0)
Other comprehensive (loss) income	(8.2)	(11.3)	8.8
Comprehensive income	$47.2	$25.1	$89.1
See Notes to Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$9.0	$9.9
Accounts receivable, net	102.6	114.8
Inventories	122.8	131.6
Prepaid and other current assets	18.3	21.6
Total Current Assets	252.7	277.9
Property, Plant and Equipment, net	380.6	396.2
Lease Right-of-Use Assets	13.9	—
Deferred Income Taxes	13.4	16.4
Goodwill (Note 5)	83.1	84.0
Intangible Assets, net (Note 5)	66.7	70.7
Other Assets	17.4	16.0
TOTAL ASSETS	$827.8	$861.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$2.6	$2.3
Lease liabilities payable within one year	1.9	—
Accounts payable	48.9	63.3
Accrued expenses	47.0	55.2
Total Current Liabilities	100.4	120.8
Long-Term Debt	198.2	236.8
Noncurrent Lease Liabilities	13.0	—
Noncurrent Employee Benefits	93.1	92.9
Deferred Income Taxes	12.9	14.4
Other Noncurrent Obligations	3.9	6.1
TOTAL LIABILITIES	421.5	471.0
Commitments and Contingencies (Note 12)
Stockholders' Equity
Common stock, par value $0.01, authorized: 100,000,000 shares; issued and outstanding: 16,843,000 shares and 16,859,000 shares	0.2	0.2
Treasury stock, at cost: 1,835,000 shares and 1,738,000 shares	(82.8)	(76.6)
Additional paid-in capital	334.1	328.5
Retained earnings	268.1	243.2
Accumulated other comprehensive loss	(113.3)	(105.1)
Total Stockholders' Equity	406.3	390.2
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$827.8	$861.2
See Notes to Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions, shares in thousands)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance, December 31, 2016	18,245	$0.2	$(56.5)	$317.0	$169.6	$(92.0)
Net income	—	—	—	—	80.3	—
Other comprehensive income, net of income taxes	—	—	—	—	—	8.8
Reclassification of the stranded tax effects related to the Tax Act (Note 10)	—	—	—	—	10.9	(10.9)
Dividends declared	—	—	—	—	(25.1)	—
Shares purchased (Note 10)	—	—	(6.8)	—	—	—
Stock options exercised	140	—	—	0.4	—	—
Restricted stock vesting (Note 10)	73	—	(2.5)	—	—	—
Stock-based compensation	—	—	—	6.4	—	—
Other/Currency	—	—	—	0.1	—	—
Balance, December 31, 2017	18,458	0.2	(65.8)	323.9	235.7	(94.1)
Net income	—	—	—	—	36.4	—
Other comprehensive loss, after income tax benefit	—	—	—	—	—	(11.3)
Reclassification of the unrealized loss on "available-for-sale" securities (Note 10)	—	—	—	—	(0.3)	0.3
Reclassification of deferred income taxes on intra-entity asset transfers (Note 6)	—	—	—	—	(0.8)	—
Dividends declared	—	—	—	—	(27.8)	—
Shares purchased (Note 10)	—	—	(9.3)	—	—	—
Stock options exercised	67	—	—	0.7	—	—
Restricted stock vesting (Note 10)	72	—	(1.5)	—	—	—
Stock-based compensation	—	—	—	4.0	—	—
Other/Currency	—	—	—	(0.1)	—	—
Balance, December 31, 2018	18,597	0.2	(76.6)	328.5	243.2	(105.1)
Net income	—	—	—	—	55.4	—
Other comprehensive loss, after income tax benefit	—	—	—	—	—	(8.2)
Dividends declared	—	—	—	—	(30.5)	—
Shares purchased (Note 10)	—	—	(4.9)	—	—	—
Stock options exercised	17	—	—	—	—	—
Restricted stock vesting (Note 10)	64	—	(1.3)	—	—	—
Stock-based compensation	—	—	—	5.6	—	—
Balance, December 31, 2019	18,678	$0.2	$(82.8)	$334.1	$268.1	$(113.3)
See Notes to Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net income	$55.4	$36.4	$80.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38.9	36.1	33.3
Impairment loss (Note 13)	—	31.1	—
Stock-based compensation	5.6	4.0	6.4
Deferred income tax provision	3.4	(1.9)	(0.2)
Pension curtailment (gain)/settlement charge, net of plan payments (Note 8)	(1.4)	1.8	0.6
Loss on asset dispositions	0.1	0.3	0.2
Non-cash effects of changes in liabilities for uncertain income tax positions	(0.7)	0.1	(0.1)
Net cash used in changes in operating working capital, net of effect of acquisitions (Note 15)	(0.6)	(1.0)	(11.8)
Pension and other post-employment benefits	(3.7)	(12.3)	(8.0)
Other	0.6	(1.9)	(0.7)
NET CASH PROVIDED BY OPERATING ACTIVITIES	97.6	92.7	100.0

INVESTING ACTIVITIES
Capital expenditures	(21.4)	(38.1)	(42.7)
Business acquisition (Note 4)	—	—	(43.1)
Asset acquisition	—	—	(8.0)
Proceeds from sale of property, plant and equipment (Note 13)	—	5.0	—
Sales (purchases) of marketable securities	(0.4)	0.1	(0.6)
Other	(1.5)	(1.3)	(0.6)
NET CASH USED IN INVESTING ACTIVITIES	(23.3)	(34.3)	(95.0)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt (Note 7)	163.5	272.8	323.7
Debt issuance costs (Note 7)	(0.4)	(1.8)	(0.3)
Repayments of long-term debt (Note 7)	(201.6)	(285.6)	(293.3)
Cash dividends paid	(30.5)	(27.8)	(25.1)
Shares purchased (Note 10)	(6.2)	(10.8)	(9.3)
Proceeds from exercise of stock options	—	0.6	0.4
Other	—	—	0.1
NET CASH USED IN FINANCING ACTIVITIES	(75.2)	(52.6)	(3.8)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(0.4)	0.2
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(0.9)	5.4	1.4
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9.9	4.5	3.1
CASH AND CASH EQUIVALENTS, END OF YEAR	$9.0	$9.9	$4.5
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

Note 2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Significant management judgment is required in determining the accounting for, among other things, reserves for uncertain tax positions, pension and postretirement benefit obligations, retained insurable risks, reserves for sales discounts and allowances, purchase price allocations, useful lives for depreciation and amortization, asset retirement obligations ("AROs"), future cash flows associated with impairment testing for tangible and intangible long-lived assets, goodwill, income taxes, contingencies, inventory obsolescence and market reserves and the valuation of stock-based compensation.

Revenue Recognition
The Company recognizes sales revenue at a point in time following the transfer of control of the product to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contractual arrangements. Sales are reported net of allowable discounts and estimated returns. Reserves for cash discounts, trade allowances and sales returns are estimated using historical experience. The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill our promise to transfer the associated products. Accordingly, the Company records customer payments of shipping and handling costs as a component of net sales and classifies such costs as a component of cost of sales. The Company excludes tax amounts assessed by governmental authorities that are both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers from our measurement of transaction prices. Accordingly, such tax amounts are not included as a component of net sales or cost of sales. The Company considers each transaction/shipment as a separate performance obligation. Neenah recognizes revenue when the title transfers to the customer. As such, the remaining performance obligations at period end are not considered significant. Sales terms in the technical products business vary depending on the type of product sold and customer category. In general, sales are collected in approximately 45 to 55 days. Extended credit terms of up to 120 days are offered

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

to customers located in certain international markets. Fine paper and packaging sales terms range between 20 and 30 days with discounts of 0 to 2 percent for early customer payments, with discounts of one percent and 20-day terms used most often. Extended credit terms are offered to customers located in certain international markets. Refer to Note 14, "Business Segment and Geographic Information", for further disaggregation of revenue.

Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. As of December 31, 2019 and 2018, $0.1 million and $0.1 million, respectively, of the Company's cash and cash equivalents is restricted to the payment of postretirement benefits for certain former Fox River executives.

Inventories
U.S. inventories are valued at the lower of cost, using the last-in, first-out ("LIFO") method for financial reporting purposes, or market. European inventories are valued at the lower of cost, using a weighted-average cost method, or net realizable value. Cost includes labor, materials and production overhead.

Foreign Currency
Balance sheet accounts of the Company's operations in Germany and the Netherlands, the United Kingdom (the "U.K."), and Canada are translated from Euros, British Pounds, and Canadian dollars, respectively, into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at average exchange rates during the period. Translation gains or losses related to net assets located in Germany, the Netherlands, the U.K., and Canada are recorded as unrealized foreign currency translation adjustments within accumulated other comprehensive income (loss) ("AOCI") in stockholders' equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in Other expense, net in the consolidated statements of operations.

Property and Depreciation
Property, plant and equipment are stated at cost, less accumulated depreciation. Certain costs of software developed or obtained for internal use are capitalized. When property, plant and equipment is sold or retired, the costs and the related accumulated depreciation are removed from the accounts, and the gains or losses are recorded in Other (income) expense, net. For financial reporting purposes, depreciation is principally computed on the straight-line method over estimated useful asset lives. The weighted average remaining useful lives for buildings, land improvements and machinery and equipment are approximately 19 years, 19 years and 10 years, respectively. The units-of-production method of depreciation is used for the U.S. transportation filtration production assets with a gross book value of $69.3 million, which reflects the nature of the assets' utilization. For income tax purposes, accelerated methods of depreciation are used.
The costs of major rebuilds and replacements of plant and equipment are capitalized, and the cost of maintenance performed on manufacturing facilities, composed of labor, materials and other incremental costs, is expensed as incurred. Start-up costs for new or expanded facilities, including costs related to trial production, are expensed as incurred.
The Company accounts for AROs in accordance with Accounting Standards Codification ("ASC") Topic 410, Asset Retirements and Environmental Obligations, which requires companies to make estimates regarding future events in order to record a liability for AROs in the period in which a legal obligation is created. Such liabilities are recorded at fair value, with an offsetting increase to the carrying value of the related long-lived asset. As of December 31, 2019, the Company is unable to estimate its AROs for environmental liabilities at its manufacturing facilities.

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

Fair Value Measurements
The Company measures fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820") which establishes a framework for measuring fair value. ASC Topic 820 provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

	12/31/2019		12/31/2018
	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
2021 Senior Notes (5.25% fixed rate)	$175.0	$174.3	$175.0	$170.5
Global Revolving Credit Facilities (variable rates)	21.6	21.6	57.9	57.9
Second German Loan Agreement (2.5% fixed rate)	3.5	3.6	4.8	5.1
Third German Loan Agreement (1.45% fixed rate)	3.7	3.7	4.9	4.9
Total debt	$203.8	$203.2	$242.6	$238.4
_______________________

(a)	Fair value for all debt instruments was estimated from Level 2 measurements.

The Company's investments in marketable securities are accounted for as "available-for-sale securities" in accordance with ASC Topic 320, Investments — Debt and Equity Securities ("ASC Topic 320"). Pursuant to ASC Topic 320, marketable securities are reported at fair value on the consolidated balance sheet and holding gains and losses are reported in "Other Income (Expense), net" on the Company's consolidated statements of operations. At December 31, 2019, the Company had

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

$4.0 million in marketable securities classified as Other assets on the consolidated balance sheet. The cost of such marketable securities was $4.4 million. Fair value for the Company's marketable securities was estimated from Level 1 inputs. The Company's marketable securities are designated for the payment of benefits under its supplemental employee retirement plan ("SERP").

Fair Value of Pension Plan Assets
With the exception of cash and cash equivalents which are considered Level 1, and the annuity contracts which are considered Level 3, pension plan assets are measured at Net Asset Value ("NAV") (or its equivalent) as an alternative to fair market value due to the absence of readily available market prices, and as such are not subject to the fair value hierarchy. Following is the fair value of each investment category:

•	Cash and cash equivalents ($0.8 million and $1.7 million at December 31, 2019 and 2018, respectively).

•
U.S and non-U.S. Equities ($122.5 million and $107.8 million at December 31, 2019 and 2018, respectively) — These proprietary collective funds have observable NAVs (based on the fair value of the underlying investments of the funds) that are provided to investors and provide for liquidity either immediately or within a few days.

•
U.S and non-U.S. Fixed Income Securities ($219.4 million and $192.7 million at December 31, 2019 and 2018, respectively) — These proprietary collective funds have observable NAVs (based on the fair value of the underlying investments of the funds) that are provided to investors and provide for liquidity either immediately or within a few days.

•
Hedge Fund/Other ($29.9 million and $27.9 million at December 31, 2019 and 2018, respectively) — This fund is valued using NAVs calculated by the underlying investment managers and allow for quarterly or more frequent redemptions.

In conjunction with the Coldenhove Acquisition, there were purchases of $46.8 million into Level 3 plan assets during the year ended December 31, 2017, as the defined benefit plan for Neenah Coldenhove is administered through an insurance contract.
The following table summarizes the changes in Level 3 defined benefit pension plan assets (Neenah Coldenhove insurance contract) measured at fair value on a recurring basis for the year ended December 31, 2019 and 2018:

		Return on plan assets
	Fair Value at January 1	Attributable to Assets Held at December 31	Attributable to Assets Sold	Net Purchases/ (Settlements)	Transfers into/ (out of) Level 3	Foreign currency effects	Fair Value at December 31
For the year ended December 31, 2017	$—	0.2	—	46.9	—	1.3	$48.4
For the year ended December 31, 2018	$48.4	(0.9)	—	(0.3)	—	(2.1)	$45.1
For the year ended December 31, 2019	$45.1	7.5	—	(0.2)	—	(0.9)	$51.5

Discontinued Operations
During the three months ended September 30, 2018, the Company recorded an additional loss on sale of $0.8 million arising from the final adjustment to the transaction price on the sale of the Lahnstein Mill in 2015.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Accounting Standards Changes
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current lease accounting. The amendments in this ASU are effective January 1, 2019. In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements, to allow a company to elect an optional modified retrospective transition method that applies the new lease requirements through a cumulative-effect adjustment in the period of adoption. Effective January 1, 2019, the Company adopted the new lease accounting standard using the modified retrospective transition option of applying the new standard at the adoption date. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. The most significant change was related to the recognition of $16 million of right-of-use assets and corresponding lease liabilities of $17 million on its consolidated balance sheet as of January 1, 2019. The adoption of this standard did not have a material impact related to existing leases and as a result, a cumulative-effect adjustment was not recorded. See Note 11, "Leases."
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). ASU 2017-07 requires entities to (1) disaggregate the current service-cost component from the other components of net benefit cost (the "other components") and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if such a subtotal is presented. In addition, only the service-cost component of net benefit cost is eligible for capitalization in inventories. The Company adopted this ASU as of January 1, 2018. As a result of the adoption, the Company reclassified $1.5 million and $1.2 million of net cost for the year ended December 31, 2017, of other components of net benefit cost from "Cost of products sold" and "Selling, general and administrative expenses" to "Other Expense - net" on the consolidated statements of operations. There was no other material impact on its consolidated financial statements due to the adoption.
As of December 31, 2019, no other amendments to the ASC had been issued and not adopted by the Company that will have or are reasonably likely to have a material effect on the its financial position, results of operations or cash flows.

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
Diluted EPS has been computed by dividing net income allocated to common stock by the weighted average number of common shares used in computing basic EPS, further adjusted to include the dilutive impact of the exercise or conversion of common stock equivalents, such as stock options, stock appreciation rights ("SARs") and target awards of RSUs with performance conditions ("Performance Share Units" or "PSUs"), into shares of common stock as if those securities were exercised or converted. For the years ended December 31, 2019, 2018 and 2017, approximately 231,000, 143,000 and 72,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares because

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

the exercise price of such options exceeded the average market price of the Company's common stock for the respective 12-month periods during which the options were outstanding.
The following table presents the computation of basic and diluted shares of common stock used in the calculation of EPS (amounts in millions, except share and per share amounts):
Earnings per basic common share

	Year Ended December 31,
	2019	2018	2017
Income from continuing operations	$55.4	$37.2	$80.3
Amounts attributable to participating securities	(0.3)	(0.2)	(0.6)
Income from continuing operations available to common stockholders	55.1	37.0	79.7
Loss from discontinued operations, net of income taxes	—	(0.8)	—
Amounts attributable to participating securities	—	—	—
Net income available to common stockholders	$55.1	$36.2	$79.7
Weighted-average basic shares outstanding	16,848	16,850	16,805
Basic earnings (loss) per share
Continuing operations	$3.27	$2.20	$4.74
Discontinued operations	—	(0.05)	—
	$3.27	$2.15	$4.74

Earnings per diluted common share

	Year Ended December 31,
	2019	2018	2017
Income from continuing operations	$55.4	$37.2	$80.3
Amounts attributable to participating securities	(0.3)	(0.4)	(0.5)
Income from continuing operations available to common stockholders	55.1	36.8	79.8
Loss from discontinued operations, net of income taxes	—	(0.8)	—
Amounts attributable to participating securities	—	—	—
Net income available to common stockholders	$55.1	$36.0	$79.8
Weighted-average basic shares outstanding	16,848	16,850	16,805
Add: Assumed incremental shares under stock-based compensation plans	58	118	247
Weighted average diluted shares	16,906	16,968	17,052
Diluted earnings (loss) per share
Continuing operations	$3.26	$2.17	$4.68
Discontinued operations	—	(0.05)	—
	$3.26	$2.12	$4.68

Note 4. Acquisitions
On November 1, 2017, the Company purchased all of the outstanding equity of Neenah Coldenhove for net cash of approximately $43 million. Neenah Coldenhove is a specialty materials manufacturer based in the Netherlands, with a leading position in digital transfer media and other technical products.

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
_______________________

(a)
The Company had up to 12 months from the closing of the acquisition to finalize its valuations. Management evaluated additional information and determined that the preliminary valuation of inventory at the acquisition date should have been determined using fair value assumptions that would have resulted in the fair value of inventory being lower than originally estimated primarily due to changes in the assumptions related to inventory margins of the acquired business. In addition, management evaluated additional information related to fixed assets and updated the preliminary valuation of fixed assets at the acquisition date. Accordingly, during the nine months ended September 30, 2018, adjustments were made to reduce the carrying value of inventories and fixed assets by $1.5 million, with a corresponding increase to the value of goodwill of $1.1 million, net of income taxes.

(b)
In conjunction with the acquisition, the Company assumed a contingent liability of $2.3 million related to the acquisition of direct customer relationships by Neenah Coldenhove, which amount was contingent on the growth of sales from these customer relationships in 2018 and 2019. During the year ended December 31, 2018, the Company reduced the estimated liability to $0.8 million and recognized a receivable of $2.4 million from the former shareholders of Neenah Coldenhove related to a claim under an escrow arrangement. These two items

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

totaling $3.9 million were recognized as income during the year ended December 31, 2018, as they relate to the operating results subsequent to the acquisition. These amounts were settled during the year ended December 31, 2019.

The Company estimated the fair value of the assets and liabilities acquired in accordance with ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820"). The fair value of amortizable and non-amortizable intangible assets was estimated by applying a royalty rate to projected revenue, net of income tax impacts and adjusted for present value considerations. The Company estimated the fair value of acquired property, plant and equipment using a combination of cost and market approaches. In general, the fair value of other acquired assets and liabilities was estimated using the cost basis of Neenah Coldenhove.
The excess of the purchase price over the estimated fair value of the tangible net assets and identifiable intangible assets acquired was recorded as acquired goodwill. The factors contributing to the amount of goodwill recognized are based on several strategic and synergistic benefits that are expected to be realized from the acquisition of Neenah Coldenhove. These benefits include entry into profitable new markets for performance materials with new capabilities and recognized brands and synergies from combining the business with Neenah's existing infrastructure. None of the goodwill recognized as part of the Coldenhove Acquisition will be deductible for income tax purposes. All of the acquired goodwill was allocated to the Technical Products segment.
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
The following selected unaudited pro forma consolidated statements of operations data for the year ended December 31, 2017 was prepared as though the Coldenhove Acquisition had occurred on January 1, 2016. The information does not reflect future events that may occur after the acquisition or any operating efficiencies or inefficiencies that may result from the Coldenhove Acquisition. Therefore, the information is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented or the results that the Company will experience going forward.

Year Ended December 31, 2017
Net sales	$1,019.8
Operating income	108.9
Net income	$83.0

Earnings Per Common Share
Basic	$4.90

Diluted	$4.84

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

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The Company tested goodwill for impairment as of November 30, 2019 under ASC Topic 350, Intangibles — Goodwill and Other. The Company elected the option under ASC Topic 350, Intangibles — Goodwill and Other, to perform a qualitative assessment of the Company's reporting units to determine whether further impairment testing is necessary. In this qualitative assessment, the Company considered the following items for each of the reporting units: macroeconomic conditions, industry and market conditions, overall financial performance and other entity specific events. In addition, for each of these reporting units, the most recent fair value determination results in an amount that exceeds the carrying amount of the reporting units. Based on these assessments, the Company determined that the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is not more likely than not. There was no impairment in the carrying value of goodwill for the years ended December 31, 2019, 2018 and 2017, with the exception of $0.1 million of goodwill impairment related to the sale of the Brattleboro mill in 2018. See Note 13, "Sale of Brattleboro mill and Impairment Loss."
Intangible assets with finite useful lives are amortized on a straight-line basis over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment. Intangible assets consist primarily of customer relationships, trade names and acquired intellectual property. Such intangible assets are amortized using the straight-line method over estimated useful lives of between 10 and 15 years. Certain trade names are estimated to have indefinite useful lives and as such are not amortized. Intangible assets with indefinite lives are reviewed for impairment at least annually. There was no impairment in the carrying value of intangible assets with indefinite lives for the years ended December 31, 2019, 2018 and 2017.
The following table presents the carrying value of goodwill by business segment and changes in the carrying value of goodwill.

	Technical Products			Fine Paper and Packaging			Other
	Gross Amount	Accumulated Impairment Losses		Gross Amount	Accumulated Impairment Losses		Gross Amount	Accumulated Impairment Losses
			Net			Net			Net	Net
Balance at December 31, 2017	$128.3	$(49.6)	$78.7	$6.2	—	6.2	$0.4	—	0.4	$85.3
Adjustment of goodwill acquired in the Coldenhove Acquisition (a)	1.1	—	1.1	—	—	—	—	—	—	1.1
Impairment related to the Brattleboro mill and associated office and research facilities (b)	—	—	—	—	—	—	—	(0.1)	(0.1)	(0.1)
Foreign currency translation	(4.5)	2.2	(2.3)	—	—	—	—	—	—	(2.3)
Balance at December 31, 2018	124.9	(47.4)	77.5	6.2	—	6.2	0.4	(0.1)	0.3	84.0
Realignment of Other segment (c)	0.4	(0.1)	0.3	—	—	—	(0.4)	0.1	(0.3)	—
Foreign currency translation	(1.9)	1.0	(0.9)	—	—	—	—	—	—	(0.9)
Balance at December 31, 2019	$123.4	$(46.5)	$76.9	$6.2	$—	$6.2	$—	$—	$—	$83.1
_______________________

(a)
As a result of finalizing the acquisition accounting for Neenah Coldenhove in 2018, an adjustment of $1.1 million, net of income taxes, was recorded as a reduction to inventory and fixed assets and increase to goodwill.

(b)	In conjunction with the sale of the Brattleboro mill, a goodwill impairment loss of $0.1 million was recognized in 2018.

(c)
In January 2019, the Company realigned the remaining products manufactured in the Other business segment to be managed as part of the Technical Products business segment. See Note 14, "Business Segment and Geographic Information."

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Other Intangible Assets
As of December 31, 2019, the Company had net identifiable intangible assets of $66.7 million. All such intangible assets were acquired in the acquisitions of Neenah Germany, Fox River, FiberMark, Neenah Coldenhove and the Crane technical materials business, and the acquisition of the Wausau and Southworth brands. The following table details amounts related to those assets.

	12/31/2019		12/31/2018
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets
Customer based intangibles	$38.2	$(20.4)	$38.3	$(18.2)
Trade names and trademarks	5.1	(2.7)	5.1	(2.5)
Acquired technology	16.9	(8.0)	16.9	(6.7)
Total amortizable intangible assets	60.2	(31.1)	60.3	(27.4)
Trade names	37.6	—	37.8	—
Total	$97.8	$(31.1)	$98.1	$(27.4)

The following table presents intangible assets acquired in conjunction with the Coldenhove Acquisition as of December 31, 2017:

	Intangibles	Estimated Useful Lives (Years)
Intangible assets — definite lived
Trade names and trademarks	$0.5	10
Customer based intangibles	2.9	15
Acquired technology	1.3	4
Total	4.7
Non-amortizable trade names	1.2
Total intangible assets	$5.9

As of December 31, 2019, $43.1 million and $23.6 million of such intangible assets are reported within the Technical Products and Fine Paper and Packaging, respectively. See Note 14, "Business Segment and Geographic Information." Aggregate amortization expense of acquired intangible assets for the years ended December 31, 2019, 2018 and 2017 was $3.9 million, $4.3 million and $3.7 million, respectively and was reported in Cost of products sold on the consolidated statement of operations. Estimated amortization expense for the years ended December 31, 2020, 2021, 2022, 2023 and 2024 is $3.7 million, $3.5 million, $2.9 million, $2.7 million and $2.7 million, respectively.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Note 6. Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Income tax expense represented 16.7 percent, 9.5 percent and 12.4 percent of income from continuing operations before income taxes for the years ended December 31, 2019, 2018 and 2017, respectively.
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
During 2018, the Company completed its analysis of the Tax Act and interpreted additional guidance issued by the U.S. Treasury Department. In addition, legislative actions by the various U.S. states related to application of the Tax Act provisions on state tax returns was considered. The Company recorded additional adjustments throughout 2018 to reflect a measurement-period tax benefit of $0.9 million related to the effects of the statutory corporate tax rate reduction and a measurement-period tax expense of $0.8 million from U.S. federal and state taxes on accumulated E&P of its foreign subsidiaries. As of December 31, 2018, a cumulative net tax benefit of $6.6 million related to the Tax Act was reflected, comprised of a $11.2 million tax benefit from the remeasurement of federal net deferred income tax liabilities resulting from the reduction in the U.S. statutory corporate tax rate, less $4.6 million of tax expense from the mandatory one-time U.S. federal tax on certain previously untaxed accumulated E&P of its foreign subsidiaries and related state income tax impacts. As of December 31, 2018, the measurement period for purposes of SAB 118 ended and the Company completed the accounting for all of the impacts of the Tax Act.
As of December 31, 2017, the Company was not yet able to reasonably estimate the effects for the Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Act, therefore no provisional effects were recorded. Also, at that time, the Company had not made a policy decision regarding whether to record deferred income taxes on GILTI or use the period cost method. During the three months ended March 31, 2018, the Company elected an accounting policy to record GILTI tax expense as a period cost, if and when incurred each year. Also, beginning in that quarter, the Company was able to reasonably estimate the annual effects of GILTI and reflects this effect in its annual effective tax rate.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The following table presents the principal reasons for the difference between the Company's effective income tax rate and the U.S. federal statutory income tax rate:

	Year Ended December 31,
	2019	2019	2018	2018	2017	2017
U.S. federal statutory income tax rate	21.0%	$14.0	21.0%	$8.6	35.0%	$32.1
U.S. state income taxes, net of federal income tax benefit	1.4%	0.9	(1.0)%	(0.4)	1.9%	1.7
Foreign tax rate differences (a)	3.6%	2.4	6.8%	2.8	(3.4)%	(3.1)
Tax on foreign dividends (b)	0.9%	0.6	3.6%	1.5	(0.3)%	(0.3)
Foreign financing structure (c)	(3.0)%	(2.0)	(5.1)%	(2.1)	(2.2)%	(2.0)
Change in statutory tax rates (d)	—%	—	(3.9)%	(1.6)	(10.6)%	(9.7)
Research and development and other tax credits	(6.2)%	(4.1)	(10.5)%	(4.3)	(3.3)%	(3.0)
Excess tax benefits from stock compensation	(0.2)%	(0.1)	(2.9)%	(1.2)	(4.9)%	(4.5)
Uncertain income tax positions	(1.9)%	(1.3)	2.0%	0.8	0.8%	0.7
Other differences, net	1.1%	0.7	(0.5)%	(0.2)	(0.6)%	(0.5)
Effective income tax rate	16.7%	$11.1	9.5%	$3.9	12.4%	$11.4
_______________________

(a)
Represents the impact on the Company's effective tax rate due the mix of earnings among taxing jurisdictions with differing statutory rates. In 2019 and 2018, the U.S. federal tax rate is lower than the tax rate in Germany and the Netherlands.

(b)
For 2017, the amount reflects the net benefit of the indefinite reinvestment assertion of $4.1 million, less the $3.8 million mandatory one-time tax on the accumulated E&P of foreign subsidiaries from the Tax Act. For 2018, the amount reflects a measurement-period adjustment of $0.8 million to the mandatory one-time tax on the accumulated E&P of foreign subsidiaries, and in 2019 and 2018 includes federal GILTI impacts and state taxation of foreign E&P.

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

The Company's effective income tax rate can be affected by many factors, including but not limited to, changes in the mix of earnings in taxing jurisdictions with differing statutory rates, the impact of research and development tax credits ("R&D Credits"), changes in tax laws and changes in corporate structure as a result of business acquisitions and dispositions. In addition to the impact of the reduction in the U.S. federal statutory tax rate from 35% to 21%, the 2018 effective income tax rate was significantly reduced by the effects of the $31.1 million impairment loss of the Brattleboro mill and associated research and office facilities (see Note 13), as similar sized reconciling items had a larger percentage impact on lower pre-tax book income.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The following table presents the U.S. and foreign components of income from continuing operations before income taxes:

	Year Ended December 31,
	2019	2018	2017
Income (loss) from continuing operations before income taxes:
U.S.	$30.1	$(1.7)	$53.6
Foreign	36.4	42.8	38.1
Total	$66.5	$41.1	$91.7

The following table presents the components of the provision (benefit) for income taxes:

	Year Ended December 31,
	2019	2018	2017
Provision (benefit) for income taxes:
Current:
Federal	$0.3	$(3.0)	$4.7
State	(0.2)	0.1	0.5
Foreign	7.6	8.7	6.4
Total current income tax provision	7.7	5.8	11.6
Deferred:
Federal	3.0	(0.6)	(1.8)
State	0.8	(0.2)	(0.1)
Foreign	(0.4)	(1.1)	1.7
Total deferred income tax provision	3.4	(1.9)	(0.2)
Total provision for income taxes	$11.1	$3.9	$11.4

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
The Company has elected to treat its Canadian subsidiary as a branch for U.S. income tax purposes. Therefore, its pre-tax loss, arising primarily from employee benefit plan costs, is included in determining U.S. federal and state income taxes.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The asset and liability approach is used to recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The components of deferred income tax assets and liabilities, net of reserves for uncertain tax positions and valuation allowances, are as follows:

	December 31,
	2019	2018
Deferred income tax assets (liabilities)
Research and development tax credits	$21.5	$20.0
Employee benefits	15.9	16.5
Net operating losses and other tax credits	6.4	7.4
Lease liabilities	3.1	—
Accrued liabilities	2.1	2.3
Interest limitation	—	1.7
Inventories	(0.6)	1.0
Lease right-of-use assets	(2.8)	—
Intangibles	(4.7)	(4.2)
Accelerated depreciation	(28.0)	(28.8)
Other	0.5	0.5
Net deferred income tax assets	$13.4	$16.4

Deferred income tax assets (liabilities)
Accelerated depreciation	$(16.7)	$(16.6)
Intangibles	(3.0)	(3.2)
Inventories	(0.9)	(1.0)
Lease right-of-use assets	(0.7)	—
Net operating losses	0.2	0.2
Lease liabilities	0.7	—
Employee benefits	7.5	6.3
Other	—	(0.1)
Net deferred income tax liabilities	$(12.9)	$(14.4)

The presentation above reflects net deferred income tax assets of U.S. federal and state jurisdictions and the net deferred income tax liabilities related to operations of Germany, the Netherlands and the U.K.
As of December 31, 2019, the Company had $21.0 million of U.S. federal and $7.5 million of U.S. state R&D Credits which, if not used, will expire between 2031 and 2039 for the U.S. federal R&D Credits and between 2020 and 2034 for the state R&D Credits. As of December 31, 2019, the Company had $44.1 million of state net operating losses (NOLs) which may be used to offset state taxable income. The NOLs are reflected in the consolidated financial statements as a deferred income tax asset of $2.7 million. If not used, substantially all of the NOLs will expire in various amounts between 2020 and 2039. The Company had pre-acquisition and recognized built-in loss carryovers of $7.6 million, reflected as a deferred income tax asset of $1.6 million. The Company also had $0.7 million of federal Alternative Minimum Tax Credit carryovers, which under the Tax Act are fully refundable by no later than 2021.
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
As of December 31, 2019 and 2018, the Company had $48.8 million and $58.4 million, respectively, of undistributed earnings (net of foreign taxes) of foreign subsidiaries. Except for immaterial foreign currency exchange considerations, the Company will be able to repatriate these foreign earnings without U.S. federal taxation due to previously taxed income under the GILTI provisions.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. The Company is no longer subject to U.S. federal examination for years before 2016, to state and local examinations for years before 2015 and to non-U.S. income tax examinations for years before 2013. The following is a tabular reconciliation of the total amounts of uncertain tax positions as of and for the years ended December 31, 2019, 2018 and 2017:

	For the Years Ended December 31,
	2019	2018	2017
Balance at January 1,	$10.1	$10.0	$10.3
Increases in prior period tax positions	0.7	0.1	0.4
Decreases in prior period tax positions	(1.2)	—	(1.0)
Increases in current period tax positions	0.6	0.8	0.7
Decreases due to lapse of statutes of limitations	(1.5)	(0.6)	(1.0)
Increases due to change in tax rates	—	0.1	0.4
Decreases due to settlements with tax authorities	(0.9)	(0.2)	—
Increases (decreases) from foreign exchange rate changes	—	(0.1)	0.2
Balance at December 31,	$7.8	$10.1	$10.0

The $7.8 million of reserves for uncertain tax positions as of December 31, 2019 were reflected on the consolidated balance sheets as follows: $7.3 million netted against deferred income tax assets and $0.5 million in other noncurrent obligations. The $10.1 million of reserves for uncertain tax positions as of December 31, 2018 were reflected on the consolidated balance sheets as follows: $7.9 million netted against deferred income tax assets, $2.2 million in other noncurrent obligations. The $10.0 million of reserves for uncertain tax positions as of December 31, 2017 were reflected on the consolidated balances as follows: $2.3 million netted against deferred income tax assets, $5.3 million netted against (added to) deferred income tax liabilities and $2.4 million in other noncurrent obligations.
If recognized, $7.8 million of the benefit for uncertain tax positions at December 31, 2019 would favorably affect the Company's effective tax rate in future periods. The Company files income tax returns and is subject to examination by various taxing jurisdictions. The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) it is determined whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position, and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
The Company does not expect that facts and circumstances such as the expiration of statutes of limitations or the settlement of audits in the next 12 months will result in liabilities for uncertain income tax positions that are materially different than the amounts that were accrued as of December 31, 2019.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The Company recognizes accrued interest and penalties related to uncertain income tax positions in the Provision for income taxes on the consolidated statements of operations. As of December 31, 2019 and 2018, the Company had less than $0.1 million and $0.1 million, respectively, accrued for interest and penalties related to uncertain income tax positions.
As of December 31, 2019 and 2018, the Company had $5.2 million and $2.2 million of foreign tax credits, all of which the Company believes will expire unutilized. Therefore, as of December 31, 2019 and 2018, the Company recorded a valuation allowance of equal amounts against this deferred income tax asset. As of December 31, 2019 and 2018, the Company also had a valuation allowance of $0.5 million and $0.5 million, respectively, against its state tax credits and NOLs. In determining the need for a valuation allowance, the Company considers many factors, including specific taxing jurisdictions, sources of taxable income, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance is recognized if, based on the weight of available evidence, the Company concludes that it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

Note 7. Debt
Long-term debt consisted of the following:

	December 31,
	2019	2018
2021 Senior Notes (5.25% fixed rate) due May 2021	$175.0	$175.0
Global Revolving Credit Facilities (variable rates) due December 2023	21.6	57.9
Second German Loan Agreement (2.45% fixed rate) due in quarterly installments ending September 2022	3.5	4.8
Third German Loan Agreement (1.45% fixed rate) due in quarterly installments ending September 2022	3.7	4.9
Deferred financing costs	(3.0)	(3.5)
Total Debt	200.8	239.1
Less: Debt payable within one year	2.6	2.3
Long-term debt	$198.2	$236.8

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

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Terms, Covenants and Events of Default. The 2021 Senior Notes contain terms, covenants and events of default with which the Company must comply, which the Company believes are ordinary and standard for notes of this nature. Among other things, the 2021 Senior Notes contain covenants restricting the Company's ability to incur certain additional debt, make specified restricted payments, pay dividends, authorize or issue capital stock, enter into transactions with the Company's affiliates, consolidate or merge with or acquire another business, sell certain of the Company's assets or liquidate, dissolve or wind-up the Company. As of December 31, 2019, the Company was in compliance with all terms of the indenture for the 2021 Senior Notes.
Under the most restrictive terms of the 2021 Senior Notes, the Company is permitted to pay cash dividends of up to $25 million in a calendar year, but not permitted to repurchase shares of the Company's common stock. However, as long as the net leverage ratio (net debt/EBITDA) under the 2021 Senior Notes is below 2.5x, the Company can pay dividends or repurchase shares without limitation. In the event the net leverage ratio exceeds 2.5x, the Company may still pay dividends in excess of $25 million or repurchase shares by utilizing "restricted payment baskets" as defined in the indenture for the 2021 Senior Notes. As of December 31, 2019, since the Company's leverage ratio was less than 2.5x, none of these covenants were restrictive to the Company's ability to pay dividends on or repurchase shares of the Company's common stock.

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
The consolidated statements of cash flows present borrowings and repayments under the Global Revolving Credit Facilities and the predecessor revolving bank credit facility using a gross approach. This approach presents not only discrete borrowings for transactions such as a business acquisition, but also reflects all borrowings and repayments that occur as part of daily management of cash receipts and disbursements. For the years ended December 31, 2019 and 2018, all of the borrowings related to the daily cash management. For the year ended December 31, 2017, $31 million was borrowed in conjunction with the Coldenhove Acquisition and the remaining $293 million included borrowings for daily cash management.
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
If specified excess availability (i.e., aggregate availability, plus any excess of the aggregate borrowing base over the aggregate commitments under the Global Revolving Credit Facilities as then in effect, subject to certain limitations) under the Global Revolving Credit Facilities is less than the greater of (i) $20 million and (ii) 10% of the aggregate commitments under the Global Revolving Credit Facilities as then in effect, the Company is required to comply with a fixed charge coverage ratio (as defined in the Fourth Amended Credit Agreement) of not less than 1.1 to 1.0 for the preceding four-quarter period, tested as of the end of each quarter. Such compliance, once required, would no longer be necessary once (x) specified excess availability under the Global Revolving Credit Facilities exceeds the greater of (i) 17.5% of the aggregate commitment for the Global Revolving Credit Facilities and (ii) $35 million for 60 consecutive days and (y) no default or event of default has occurred and is continuing during such 60-day period. As of December 31, 2019, specified excess availability under the Global Revolving Credit Facilities exceeded the minimum required amount, and the Company is not required to comply with such fixed charge coverage ratio.
The Fourth Amended Credit Agreement contains affirmative, reporting and negative covenants, events of default and other terms which the Company believes are ordinary and standard for agreements of this nature, with which the Company and its subsidiaries must comply during the term of the agreement. Among other things, such covenants restrict the ability of the Company and its subsidiaries to incur certain debt, incur or create certain liens, make specified restricted payments,

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

authorize or issue capital stock, enter into transactions with their affiliates, consolidate, merge with or acquire another business, sell certain of their assets, or dissolve or wind up.
In addition, if the specified excess availability under the Global Revolving Credit Facilities is less than the greater of (i) $25 million and (ii) 12.5% of the aggregate commitments under the Global Revolving Credit Facilities as then in effect, the Company will be subject to increased reporting obligations and controls until such time as availability is more than the greater of (a) $35 million and (b) 17.5% of the aggregate commitments under the Global Revolving Credit Facilities as then in effect.
Under the terms of the Fourth Amended and Restated Credit Agreement, we are permitted to pay cash dividends on, and repurchase shares of, our common stock without limitation, as long as our specified excess availability under the Fourth Amended and Restated Credit Agreement exceeds the greater of (i) $25 million and (ii) 12.5% of our aggregate commitments under the Global Revolving Credit Facilities (approximately $28 million as of December 31, 2019), on a pro forma basis after giving effect to such dividend or stock repurchase (as the case may be). If our specified excess availability, on a pro forma basis, is less than the applicable threshold, we are subject to certain restrictions on the amount of cash dividends we are permitted to declare and the amount of share repurchases we are permitted to execute. As of December 31, 2019, the Company's availability exceeded the applicable threshold, so this restriction did not apply.
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
Availability under the Global Revolving Credit Facilities varies over time depending on the value of the Company's inventory, receivables and various capital assets. As of December 31, 2019, the Company had $21.6 million of borrowings and $0.5 million in letters of credit outstanding under the Global Revolving Credit Facilities and $173.5 million of available credit (based on exchanges rates at December 31, 2019). As of December 31, 2019 and 2018, the weighted-average interest rate on outstanding Revolver borrowings was 1.3 percent and 2.9 percent per annum, respectively.

Other Debt
In January 2013, Neenah Germany entered into a project financing agreement for the construction of a melt blown machine (the "Second German Loan Agreement"). The agreement provided €9.0 million of construction financing which is secured by the melt blown machine. The loan matures in September 2022 and principal is repaid in 32 equal quarterly installments beginning in December 2014. The interest rate on amounts outstanding is 2.45% and is payable quarterly. At December 31, 2019, €3.1 million ($3.5 million, based on exchange rates at December 31, 2019) was outstanding under the Second German Loan Agreement.
In May 2018, Neenah Germany entered into a project financing agreement for the construction of a regenerative thermal oxidizer ("RTO") (the "Third German Loan Agreement"). The purposes of the project were to increase the capacity of the existing saturators and ensure compliance with new European air emission standards. The agreement provided €5.0 million of financing and is secured by the asset. The loan matures in September 2022 and principal is repaid in 13 equal quarterly installments beginning in June 2019. The interest rate on amounts outstanding is 1.45% and is payable quarterly. In the fourth quarter 2018, the Company received a subsidy from the German government of $0.9 million due to completion of the RTO project in the form of a principal reduction. At December 31, 2019, €3.3 million ($3.7 million, based on exchange rates at December 31, 2019) was outstanding under the Third German Loan Agreement.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Principal Payments
The following table presents the Company's required debt payments:

	2020	2021	2022	2023	2024	Thereafter	Total
Debt payments	$2.6	$177.8	$1.8	$21.6	$—	$—	$203.8

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
The Company's policy is to recognize settlement losses for deferred vested pension benefit payments regardless of whether the amount exceeded the sum of expected service cost and interest costs of the pension plan for the respective calendar year. During 2019, 2018, and 2017, the Company recorded a $0.1 million, $0.8 million, and a $0.6 million settlement losses in the SERP, for total payments of $0.5 million, $2.2 million, $1.3 million, respectively.
The Company's funding policy for its U.S. qualified defined benefit plans and its U.K. defined benefit plan is to contribute assets in compliance with regulatory requirements to fund the projected benefit obligation. There is no legal or governmental obligation to fund Neenah Germany's benefit plans and as such the Neenah Germany defined benefit plans are currently unfunded. As of December 31, 2019, Neenah Germany had investments of $2.0 million that were restricted to the payment of certain post-retirement employee benefits. As of December 31, 2019, $1.4 million and $0.6 million of such investments are classified as Prepaid and other current assets and Other assets, respectively, on the consolidated balance sheet. The Neenah Coldenhove retirement benefit obligations are administered by a third-party insurance company, and funding for these benefits comes from premiums paid. Nonqualified plans providing pension benefits in excess of limitations imposed by taxing authorities are not funded; however, the Company holds $4.0 million of marketable securities that are designated for the payment of benefits under the SERP as of December 31, 2019, classified as Other Assets on the consolidated balance sheet.
During October 2019, the Company reached an agreement with the union members of the Christelijke Nationale Vakbond ("CNV") and the Federatie Nederlandse Vakvereniging ("FNV") that affected employees in the Netherlands. In accordance with the new agreements, effective December 31, 2019, the Neenah Coldenhove defined benefit pension plan is closed to new entrants, and the defined benefit pension plan was replaced by a new defined contribution plan. All new employees will participate in the new defined contribution plan, and current employees will have their benefit frozen at current levels under the defined benefit plan and will begin participation in the new defined contribution plan. The Company recognized a curtailment gain of $1.6 million in the fourth quarter of 2019 due to these changes.
During November 2019, the Company ratified a new collective bargaining agreement with the USW that affected hourly employees at the Appleton Mill. In accordance with the new agreement, effective February 2020, the current defined benefit pension plan at this location will be closed to new entrants, and the defined benefit pension plan will be replaced by a new defined contribution plan. All new hourly employees will participate in the new defined contribution plan, and certain hourly employees (30 of 115 employees at this location) with less than 25 years of service will have their benefit frozen at current levels under the defined benefit plan and will begin participation in the new defined contribution plan. Hourly employees with over 25 years of service will continue to participate in the respective defined benefit plan. There were no curtailment or amendment charges recognized due to this change.

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

Multi-Employer Plan
Prior to July 1, 2018, the hourly employees of the Lowville, New York facility were covered by a multi-employer defined benefit plan. Effective on that date, the Company and representatives of the United Steelworkers Union (the "USW") of the Lowville mill initiated actions to withdraw from the Pace Industry Union-Management Pension Fund (“PIUMPF”). As a result, the Company recorded an estimated withdrawal liability of $1.0 million, which assumed payment of $0.1 million per year over 20 years, discounted at a credit adjusted risk-free rate of 5.7%. In October 2019, the Company received a billing from PIUMPF for the withdrawal liability, which confirmed the $1.0 million liability. In addition to the withdrawal liability, PIUMPF also demanded immediate payment of $1.3 million for the Company's pro-rata share of the fund's accumulated funding deficiency. The Company is challenging this demand and believes it to be unenforceable. As such, the Company has not recorded a liability for this amount as of December 31, 2019.
For the year ended December 31, 2018, the Company's contributions to the plan were less than $0.1 million and less than 5% of total plan contributions. On July 1, 2018, when the Company withdrew, the plan was in the red zone. Among other factors, plans in the red zone are generally less than 65% funded.

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

	Pension Benefits		Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2019	2018	2019	2018
Change in Benefit Obligation:
Benefit obligation at beginning of year	$430.7	$463.9	$42.4	$44.0
Service cost	5.0	6.7	1.2	1.1
Interest cost	16.2	15.8	1.5	1.4
Currency	(1.2)	(4.6)	0.1	(0.3)
Actuarial (gain) loss	55.0	(29.3)	(0.7)	1.1
Benefit payments from plans	(21.1)	(20.3)	(4.8)	(4.9)
Plan curtailment (a)	(2.8)	—	—	—
Settlement payments	(0.5)	(2.2)	—	—
Other	1.1	0.7	—	—
Benefit obligation at end of year	$482.4	$430.7	$39.7	$42.4
Change in Plan Assets:
Fair value of plan assets at beginning of year	$375.2	$400.4	$—	$—
Actual gain (loss) on plan assets	62.1	(18.9)	—	—
Employer contributions	8.3	18.2	—	—
Currency	(0.5)	(2.7)	—	—
Benefit payments	(21.1)	(20.3)	—	—
Settlement payments	(0.5)	(2.2)	—	—
Other	0.6	0.7	—	—
Fair value of plan assets at end of year	$424.1	$375.2	$—	$—
Reconciliation of Funded Status
Fair value of plan assets	$424.1	$375.2	$—	$—
Projected benefit obligation	482.4	430.7	39.7	42.4
Net liability recognized in statement of financial position	$(58.3)	$(55.5)	$(39.7)	$(42.4)
Amounts recognized in statement of financial position consist of:
Current liabilities	$(1.2)	$(1.7)	$(5.6)	$(5.2)
Noncurrent liabilities	(57.1)	(53.8)	(34.1)	(37.2)
Net amount recognized	$(58.3)	$(55.5)	$(39.7)	$(42.4)
_______________________

(a)	For the year ended December 31, 2019, the Company recognized a curtailment gain of $1.6 million related to the Neenah Coldenhove pension plan. See discussion earlier in this Note.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Amounts recognized in accumulated other comprehensive income (loss) consist of:

	Pension Benefits		Postretirement Benefits Other than Pensions
	December 31,
	2019	2018	2019	2018
Accumulated actuarial loss	$117.8	$110.1	$7.2	$8.7
Prior service cost	0.9	0.7	—	—
Total recognized in AOCI	$118.7	$110.8	$7.2	$8.7

Summary disaggregated information about the pension plans follows:

	December 31,
	Assets Exceed ABO		ABO Exceed Assets		Total
	2019	2018	2019	2018	2019	2018
Projected benefit obligation	$—	$130.3	$482.4	$300.4	$482.4	$430.7
Accumulated benefit obligation	—	125.4	478.3	298.5	478.3	423.9
Fair value of plan assets	—	128.8	424.1	246.4	424.1	375.2

Components of Net Periodic Benefit Cost

	Pension Benefits			Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2019	2018	2017	2019	2018	2017
Service cost	$5.0	$6.7	$5.5	$1.2	$1.1	$1.2
Interest cost	16.2	15.8	15.0	1.5	1.4	1.4
Expected return on plan assets (a)	(21.1)	(21.0)	(19.9)	—	—	—
Recognized net actuarial loss	4.9	5.2	5.6	0.9	0.8	0.3
Amortization of prior service cost (credit)	0.2	0.2	0.2	—	(0.2)	(0.2)
Curtailment gain	(1.6)	—	—	—	—	—
Amount of settlement loss recognized	0.1	0.8	0.6	—	—	—
Net periodic benefit cost	$3.7	$7.7	$7.0	$3.6	$3.1	$2.7

_______________________

(a)
The expected return on plan assets, excluding the Neenah Coldenhove plan assets, is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return. The Neenah Coldenhove pension plan is funded through an insurance contract, and the expected return on plan assets is calculated based on the discount rate of the insured obligations.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)

	Pension Benefits			Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2019	2018	2017	2019	2018	2017
Net periodic benefit expense	$3.7	$7.7	$7.0	$3.6	$3.1	$2.7
Accumulated actuarial gain (loss)	7.7	4.2	10.1	(1.5)	0.1	3.7
Prior service cost (credit)	0.2	(0.1)	(0.1)	—	0.2	0.2
Total recognized in other comprehensive income (loss)	7.9	4.1	10.0	(1.5)	0.3	3.9
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$11.6	$11.8	$17.0	$2.1	$3.4	$6.6

The estimated net actuarial loss and prior service cost for the defined benefit pension plans expected to be amortized from AOCI into net periodic benefit cost over the next fiscal year are $5.3 million and $0.3 million, respectively. The estimated net actuarial loss and prior service (credit) for postretirement benefits other than pensions expected to be amortized from AOCI into net periodic benefit cost over the next fiscal year is $0.6 million and $0.0 million, respectively.

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31

	Pension Benefits		Postretirement Benefits Other than Pensions
	2019	2018	2019	2018
Discount rate	2.98%	3.94%	2.68%	3.84%
Rate of compensation increase	2.05%	2.34%	—%	—%
Initial healthcare cost trend rate	—%	—%	6.10%	6.80%
Ultimate healthcare cost trend rate	—%	—%	4.50%	4.50%
Ultimate year	—	—	2037	2037

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31

	Pension Benefits			Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2019	2018	2017	2019	2018	2017
Discount rate	3.78%	3.65%	4.18%	3.84%	3.42%	3.89%
Expected long-term return on plan assets (a)	5.91%	5.78%	6.31%	—%	—%	—%
Rate of compensation increase	2.33%	2.44%	2.49%	2.50%	2.50%	—%
Initial healthcare cost trend rate	—%	—%	—%	6.50%	6.80%	7.00%
Ultimate healthcare cost trend rate	—%	—%	—%	4.50%	4.50%	4.50%
Ultimate year	—	—	—	2037	2037	2037

_______________________

(a)
The expected long-term return on plan assets does not include the Neenah Coldenhove plan assets. The Neenah Coldenhove pension plan is funded through an insurance contract, and the expected return on plan assets is calculated based on the discount rate of the insured obligations.

Expected Long-Term Rate of Return and Investment Strategies
The expected long-term rate of return on pension fund assets held by the Company's pension trusts was determined based on several factors, including input from pension investment consultants and projected long-term returns of broad equity and bond indices. Also considered were the plans' historical compounded annual returns. It is anticipated that, on average, the managed pension plan assets will generate a return of 5 to 6 percent. The expected long-term rate of return on the assets in the plans was based on an asset allocation assumption of approximately 33 percent with equity managers, with expected long-term rates of return of approximately 8 to 10 percent, 8 percent with hedge funds/other, with expected long-term rates of return of approximately 5 to 7 percent, and 59 percent with fixed income managers, with an expected long-term rate of return of about 3 to 5 percent. The actual asset allocation is regularly reviewed and periodically rebalanced to the targeted allocation when considered appropriate.

Plan Assets
Pension plan asset allocations are as follows:

	Percentage of Plan Assets At December 31,
	2019	2018
Asset Category (a)
Equity securities	33%	33%
Hedge fund / Other	8%	8%
Debt securities / Fixed Income	59%	58%
Cash and money-market funds	—%	1%
Total	100%	100%

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

_______________________

(a)	The asset categories do not include the insurance contract related to the Neenah Coldenhove pension plan.

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
The weighted average target investment allocation and permissible allocation range for plan assets by category are as follows:

	Strategic Target	Permitted Range
Asset Category
Equity securities	33%	28-38%
Hedge fund / Other	8%	3-13%
Debt securities / Fixed Income	59%	54-64%

As of December 31, 2019, no company or group of companies in a single industry represented more than 5 percent of plan assets.
The Company's investment assumptions are established by an investment committee composed of members of senior management and are validated periodically against actual investment returns. As of December 31, 2019, the Company's investment assumptions are as follows:

(1)	The plan should be substantially fully invested in debt and equity securities at all times because substantial cash holdings will reduce long-term rates of return;

(2)	Equity investments will provide greater long-term returns than fixed income investments, although with greater short-term volatility;

(3)	It is prudent to diversify plan investments across major asset classes;

(4)	Allocating a portion of plan assets to foreign equities will increase portfolio diversification, decrease portfolio risk and provide the potential for long-term returns;

(5)
Investment managers with active mandates can reduce portfolio risk below market risk and potentially add value through security selection strategies, and a portion of plan assets should be allocated to such active mandates;

(6)	A component of passive, indexed management can benefit the plans through greater diversification and lower cost, and a portion of the plan assets should be allocated to such passive mandates, and

(7)	It is appropriate to retain more than one investment manager, given the size of the plans, provided that such managers offer asset class or style diversification.
For the years ended December 31, 2019, 2018 and 2017, no plan assets were invested in the Company's securities.

Cash Flows
At December 31, 2019, the Company expects to make aggregate contributions to qualified and nonqualified defined benefit pension trusts and to pay pension benefits for unfunded pension and other postretirement benefit plans in 2020 of approximately $9 million (based on exchange rates at December 31, 2019).

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Plans	Postretirement Benefits Other than Pensions
2020	$22.3	$5.6
2021	27.1	5.0
2022	23.3	4.6
2023	24.2	4.2
2024	25.0	3.9
Years 2025-2029	129.3	13.7

Health Care Cost Trends
Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans. A one percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage- Point
	Increase	Decrease
Effect on total of service and interest cost components	$—	$—
Effect on post-retirement benefit other than pension obligation	0.2	(0.2)

Defined Contribution Retirement Plans
Company contributions to defined contribution retirement plans are based on various factors for covered employees. Contributions to these plans, all of which were charged to expense, were $2.0 million in 2019, $2.3 million in 2018 and $2.5 million in 2017. In addition, the Company maintains a supplemental retirement contribution plan (the "SRCP") which is a non-qualified, unfunded defined contribution plan. The Company provides benefits under the SRCP to the extent necessary to fulfill the intent of its defined contribution retirement plans without regard to the limitations set by the Internal Revenue Code on qualified defined contribution plans. For the years ended December 31, 2019, 2018 and 2017, the Company recognized expense related to the SRCP of $0.4 million, $0.0 million and $0.4 million, respectively. At both December 31, 2019 and December 31, 2018, the unfunded obligation of the SRCP was $1.7 million.

Investment Plans
The Company provides voluntary contribution investment plans to substantially all North American employees. Under the plans, the Company matches a portion of employee contributions. For the years ended December 31, 2019, 2018 and 2017, costs charged to expense for Company matching contributions under these plans were $4.7 million, $4.0 million and $3.7 million, respectively.

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
At the 2018 Annual Meeting of Stockholders, the Company's stockholders approved an amendment and restatement of the 2004 Omnibus Plan (as amended and restated the "2018 Omnibus Plan"). The amendment and restatement authorized the Company to reserve an additional 800,000 shares of Common Stock for future issuance. As of December 31, 2019, the Company had 1,091,000 shares of Common Stock reserved for future issuance under the 2018 Omnibus Plan. As of December 31, 2019, the number of shares available for future issuance was reduced by approximately 177,000 shares for outstanding SARs where the closing market price for the Company's common stock was greater than the exercise price of the SAR. The Company accounts for stock-based compensation pursuant to the fair value recognition provisions of ASC Topic 718, Compensation — Stock Compensation ("ASC Topic 718").

Valuation and Expense Information Under ASC Topic 718
Substantially all stock-based compensation expense has been recorded in Selling, general and administrative expenses on the consolidated statements of operations. The following table summarizes stock-based compensation costs and related income tax benefits.

	Year Ended December 31,
	2019	2018	2017
Stock-based compensation expense	$5.6	$4.0	$6.4
Income tax benefit	(1.4)	(1.0)	(2.5)
Stock-based compensation, net of income tax benefit	$4.2	$3.0	$3.9

The following table summarizes total compensation costs related to the Company's equity awards and amounts recognized in the year ended December 31, 2019.

	Stock Options	Performance Shares and RSUs
Unrecognized compensation cost — December 31, 2018	$0.6	$2.1
Grant date fair value current year grants	—	5.5
Compensation expense recognized	(0.4)	(5.2)
Unrecognized compensation cost — December 31, 2019	$0.2	$2.4
Expected amortization period (in years)	1.1	1.6

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
The following tables present information regarding stock options awarded during the years ended December 31, 2019, 2018 and 2017.

	2019	2018	2017
Stock options granted	1,272	108,420	144,089
Per share weighted-average exercise price	$66.59	$93.22	$82.11
Per share weighted-average grant date fair value	$10.32	$15.00	$13.54

The weighted-average grant date fair value for stock options granted for the years ended December 31, 2019, 2018 and 2017 was estimated using the Black-Scholes option valuation model with the following assumptions:

	2019	2018	2017
Expected term in years	5.0	5.7	5.8
Risk free interest rate	1.8%	2.5%	2.1%
Volatility	23.1%	21.5%	22.9%
Dividend yield	3.0%	3.0%	3.0%

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

The following table summarizes stock option activity under the Omnibus Plan for the year ended December 31, 2019:

	Number of Stock Options	Weighted-Average Exercise Price
Options outstanding — December 31, 2018	451,081	$67.46
Add: Options granted	1,272	$66.59
Less: Options exercised	34,073	$35.26
Less: Options forfeited/cancelled	1,732	$71.89
Options outstanding — December 31, 2019	416,548	$70.08

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The status of outstanding and exercisable stock options as of December 31, 2019, summarized by exercise price follows:

	Options Vested or Expected to Vest				Options Exercisable

Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (a)	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (a)
$13.38 — $22.44	8,745	0.8	$18.72	$0.4	8,745	$18.72	$0.4
$24.09 — $42.82	56,380	3.3	$34.28	2.0	56,380	$34.28	2.0
$48.19 — $74.20	121,703	5.8	$58.45	1.5	120,347	$58.35	1.5
$74.70 — $93.35	229,720	7.5	$86.93	—	132,557	$85.35	—
	416,548	6.3	$70.08	$3.9	318,029	$64.36	$3.9

_______________________

(a)
Represents the total pre-tax intrinsic value as of December 31, 2019 that option holders would have received had they exercised their options as of such date. The pre-tax intrinsic value is based on the closing market price for the Company's common stock of $70.43 on December 31, 2019.

The aggregate pre-tax intrinsic value of stock options exercised for the years ended December 31, 2019, 2018 and 2017 was $1.2 million, $5.2 million and $11.5 million, respectively.
The following table summarizes the status of the Company's unvested stock options as of December 31, 2019 and activity for the year then ended:

	Number of Stock Options	Weighted-Average Grant Date Fair Value
Outstanding — December 31, 2018	210,178	$14.21
Add: Options granted	1,272	$10.32
Less: Options vested	111,615	$14.04
Less: Options forfeited	1,316	$13.73
Outstanding — December 31, 2019	98,519	$14.41

As of December 31, 2019, certain participants met age and service requirements that allowed their options to qualify for accelerated vesting upon retirement. As of December 31, 2019, there were approximately 61,000 stock options subject to accelerated vesting that such participants would have been eligible to exercise if they had retired as of such date. The aggregate grant date fair value of options subject to accelerated vesting was $0.9 million. For the year ended December 31, 2019, stock-based compensation expense for such options was less than $0.1 million. For the year ended December 31, 2019, the aggregate grant date fair value of options vested, including options subject to accelerated vesting, was $1.6 million. Stock options that reflect accelerated vesting for expense recognition become exercisable according to the contract terms of the stock option grant.

PSUs/RSUs
For the year ended December 31, 2019, the Company granted target awards of 49,730 PSUs. The measurement period for three fourths of the PSUs is January 1, 2019 through December 31, 2019, and for the remaining fourth of the PSUs is

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

January 1, 2019 through December 31, 2021. The PSUs vest on December 31, 2021. Common Stock equal to not more than 200 percent of the PSUs target will be awarded based on the Company’s return on invested capital, consolidated revenue growth, EPS and total return to shareholders relative to the companies in the Russell 2000® Value small cap index. The Company’s return on invested capital, consolidated revenue growth and EPS are adjusted for certain items as further described in the Performance Share Unit Award Agreement.
As of December 31, 2019, the Company expects that Common Stock equal to approximately 67 percent of the PSU targets will be earned. The market price on the date of grant for the PSUs was $69.05 per share. At the end of the measurement period, the PSUs convert into RSUs, at the determined rate mentioned above, that are entitled to dividends but do not have voting rights. The Company is recognizing stock-based compensation expense pro-rata over the vesting term of the PSUs/RSUs. For further discussion on participating securities refer to Note 3, "Earnings Per Share".
For the year ended December 31, 2019, the Company awarded 10,056 RSUs to non-employee members of the Board of Directors and 36,457 RSUs to employees. The weighted-average grant date fair value of such awards was $67.04 per share and the awards vest one year from the date of grant for the Board of Directors grants and in equal amounts at December 31, 2019, 2020, and 2021 for the employee grants. During the vesting period, the holders of the RSUs are entitled to dividends, but the RSUs do not have voting rights and are forfeited in the event the holder is no longer an employee or member of the Board of Directors on the vesting date as further described in the Restricted Stock Unit Award Agreement.
The following table summarizes the activity of the Company's unvested stock-based awards (other than stock options) for the years ended December 31, 2019, 2018 and 2017:

	RSUs	Weighted-Average Grant Date Fair Value	PSUs	Weighted-Average Grant Date Fair Value
Outstanding — December 31, 2016	80,719	$54.91	53,506	$73.79
Shares granted (a)	10,318	$76.84	41,883	$81.85
Shares vested	(72,451)	$55.26	—	$—
Performance Shares vested	73,838	$52.11	(53,506)	$73.79
Shares expired or cancelled	(3,625)	$50.48	(506)	$81.85
Outstanding — December 31, 2017	88,799	$53.33	41,377	$81.85
Shares granted (a)	10,618	$82.29	40,747	$93.21
Shares vested	(72,190)	$60.24	—	$—
Performance Shares vested	33,928	$88.40	(31,421)	$81.85
Shares expired or cancelled	(7,695)	$84.45	(3,482)	$84.45
Outstanding — December 31, 2018	53,460	$67.53	47,221	$93.21
Shares granted (a)	46,556	$67.04	49,730	$69.05
Shares vested	(63,595)	$72.91	—	$—
Performance Shares vested	10,354	$93.21	(25,833)	$93.21
Shares expired or cancelled	(2,113)	$69.35	(4,927)	$85.67
Outstanding — December 31, 2019 (b)	44,662	$65.23	66,191	$75.62
_______________________

(a)
For the years ended December 31, 2019, 2018 and 2017, includes 43 RSUs, 132 RSUs and 226 RSUs, respectively, that were granted in lieu of cash dividends. Such dividends-in-kind vest concurrently with the underlying RSUs.

(b)	The aggregate pre-tax intrinsic value of outstanding RSUs as of December 31, 2019 was $3.1 million.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The aggregate pre-tax intrinsic value of restricted stock and RSUs that vested for the years ended December 31, 2019, 2018 and 2017 was $4.2 million, $4.4 million and $6.3 million, respectively.

Excess Tax Benefits
Excess tax benefits represent the difference between the tax deduction the Company will receive on its tax return for compensation recognized by employees upon the vesting or exercise of stock-based awards and the tax benefit recognized for the grant date fair value of such awards. For the years ended December 31, 2019, 2018 and 2017, the Company recognized excess tax benefits related to the exercise or vesting of stock-based awards of $0.1 million, $1.2 million and $4.5 million, respectively.

Note 10. Stockholders' Equity
Common Stock
The Company has authorized 100 million shares of Common Stock. Holders of the Company's Common Stock are entitled to one vote per share.
In November 2019, the Company's Board of Directors authorized a program, effective January 1, 2020, that would allow the Company to repurchase up to $25 million of its outstanding Common Stock over the next 12 months (the "2020 Stock Purchase Plan"). Purchases by the Company under the 2020 Stock Purchase Plan would be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. The 2020 Stock Purchase Plan does not require the Company to purchase any specific number of shares and may be suspended or discontinued at any time. The 2020 Stock Purchase Plan is expected to be funded using cash on hand or borrowings under the Company's bank credit facility. The Company also had $25 million repurchase programs in place during the preceding two years that expired in December 2019 (the “2019 Stock Purchase Plan”) and December 2018 (the “2018 Stock Purchase Plan”), respectively.
The following table shows shares purchased under the respective stock purchase plans:

	Year Ended December 31,
	2019		2018		2017
	Shares	$	Shares	$	Shares	$
2019 Stock Purchase Plan	79,676	$4.9
2018 Stock Purchase Plan			124,434	$9.3
2017 Stock Purchase Plan					—	—
2016 Stock Purchase Plan					85,354	$6.8

As of December 31, 2019, under the terms of the Fourth Amended and Restated Credit Agreement and the 2021 Senior Notes, the Company has limitations on its ability to repurchase shares of its Common Stock, as further discussed in Note 7, "Debt."
For the years ended December 31, 2019, 2018 and 2017, the Company acquired 17,774 shares, 25,890 shares and 28,000 shares of Common Stock, respectively, at a cost of $1.3 million, $1.5 million and $2.5 million, respectively, for shares surrendered by employees to pay taxes due on vested restricted stock awards and SARs exercised.

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

Other Comprehensive Income (Loss)
Comprehensive income (loss) includes, in addition to net income (loss), gains and losses recorded directly into stockholders' equity on the consolidated balance sheet. These gains and losses are referred to as other comprehensive income (loss) ("OCI") items. AOCI consists of foreign currency translation gains and (losses), adjustments related to pensions and other post-retirement benefits, and, prior to 2018, deferred gains and (losses) on "available-for-sale" securities. The Company does not provide income taxes for foreign currency translation adjustments related to indefinite investments in foreign subsidiaries.
The components of accumulated other comprehensive income (loss), net of applicable income taxes are as follows:

	December 31,
	2019	2018
Net loss from pension and other postretirement benefit liabilities, net of income tax benefits of $31.6 million and $29.9 million, respectively	$(94.3)	$(89.6)
Unrealized foreign currency translation losses, net of income tax benefits of $0.3 and $0.3, respectively	(19.0)	(15.5)
AOCI	$(113.3)	$(105.1)

The following table presents changes in accumulated other comprehensive income (loss):

	Year Ended December 31,
	2019			2018			2017
	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount
Unrealized foreign currency translation gains (losses)	$(3.5)	$—	$(3.5)	$(7.9)	$(0.1)	$(8.0)	$20.0	$—	$20.0
Adjustment to pension and other benefit liabilities (a)	(6.4)	1.7	$(4.7)	(4.4)	1.1	(3.3)	(13.8)	2.9	(10.9)
Unrealized loss on "available-for-sale" securities (b)	—	—	—	—	—	—	(0.4)	0.1	(0.3)
Other comprehensive income (loss)	$(9.9)	$1.7	$(8.2)	$(12.3)	$1.0	$(11.3)	$5.8	$3.0	$8.8

_______________________

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

For the years ended December 31, 2019, 2018 and 2017, the Company reclassified $6.0 million, $6.0 million and $5.9 million, respectively, of costs from AOCI to Other expense, net on the consolidated statements of operations. For the years ended December 31, 2019, 2018 and 2017, the Company recognized an income tax benefit of $1.5 million, $1.5 million and $2.3 million, respectively, related to such reclassifications classified as Provision for income taxes on the consolidated statements of operations.
For the year ended December 31, 2019, 2018, and 2017, the Company reclassified costs of $1.3 million, $0.8 million, and $0.6 million, respectively, from AOCI to the pension and SERP plan related adjustments on the Consolidated Statements of Operations. For the years ended December 31, 2019, 2018, and 2017, the Company recognized an income tax benefit of $0.3 million, $0.2 million, and $0.2 million, respectively, related to such reclassifications classified as provision for income taxes on the Consolidated Statements of Operations.

Note 11.  Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) using the modified retrospective transition option. The Company also elected the package of transition provisions available for expired or existing contracts, which allowed us to carry forward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The most significant impact was recognition of right-of-use ("ROU") assets of $16 million and lease liabilities of $17 million on the Condensed Consolidated Balance Sheet as of January 1, 2019. The adoption of this standard did not have a significant effect related to existing leases and, as a result, no cumulative-effect adjustment was needed. The Company also completed the implementation of new processes to assist in the ongoing lease data collection and analysis, and updated its accounting policies and internal controls in connection with the adoption of the new standard.
The Company has operating leases for corporate offices, warehouses and certain equipment, with remaining lease terms of up to 11 years, some of which include options to extend the leases for up to five years. The Company determines if an arrangement is a lease at inception. Operating leases with terms greater than 12 months are included in "Lease Right-of-Use Assets", "Lease liabilities payable within one year" and "Noncurrent Lease Liabilities" on the Condensed Consolidated Balance Sheets. As of December 31, 2019, the Company did not have any material finance leases.
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

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The components of lease expense were as follows:

Year Ended December 31, 2019
Operating lease cost	$3.1
Short-term lease cost	1.5
Variable lease cost (a)	2.1
_______________________

(a)	The variable lease costs consist mainly of a warehouse lease where the cost is determined based on the square footage used each month.

For the year ended December 31, 2019, the Company paid $3.1 million for amounts included in the measurement of operating lease liabilities. For the year ended December 31, 2019, new ROU assets of $0.4 million were obtained in exchange for operating lease liabilities.
As of December 31, 2019, the weighted average remaining lease term and weighted average discount rate for operating leases were 8.1 years and 4.9%, respectively.
Maturities of lease liabilities were as follows:

Year Ending December 31,	Operating Leases
2020	$2.8
2021	2.6
2022	2.3
2023	2.0
2024	1.7
Thereafter	7.4
Total lease payments	18.8
Less: Imputed interest	3.9
Total lease liabilities	$14.9

Under the previous accounting standard, ASC Topic 840, Leases, which was effective through December 31, 2018, the rent expense under operating leases for the years ended December 31, 2018 and 2017 rent was $7.2 million and $6.8 million, respectively.

Note 12. Commitments, Contingencies, and Legal Matters
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

Employees and Labor Relations
As of December 31, 2019, the Company had approximately 2,324 regular full-time employees of whom 995 hourly and 513 salaried employees were located in the United States and 385 hourly and 431 salaried employees were located in Europe. All of the Company's U.S. hourly union employees are represented by the USW. Certain employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the "IG BCE"). Under German law union membership is voluntary and does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement with the IG BCE cannot be determined. In Netherlands, most of our employees are eligible to be represented by the Christelijke Nationale Vakbond ("CNV") and the Federatie Nederlandse Vakvereniging ("FNV"). Under Netherlands law, union membership is voluntary and does not need to be disclosed to the Company. The collective bargaining arrangement with CNV and FNV will expire in April 2020. Hourly union employees at the Company's Bolton, England manufacturing facility are represented by Unite the Union ("UNITE"). As of December 31, 2019, no employees are covered under collective bargaining agreements that will expire in the next 12 months, not including the employees covered by the collective bargaining arrangements with the IG BCE and CNV and FNV.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The following table shows the status of the Company's bargaining agreements as of December 31, 2019.

Contract Expiration Date	Location	Union	Number of Employees
April 2020	Eerbeek, Netherlands	CNV, FNV	(a)
August 2020	Weidach and Bruckmühl, Germany	IG BCE	(a)
January 2021	Whiting, WI	USW	203
June 2021	Neenah, WI	USW	244
July 2021	Munising, MI	USW	177
November 2021	Lowville, NY	USW	98
May 2022	Appleton, WI	USW	89
_______________________

(a)
Under Germany and Netherlands laws, union membership is voluntary and does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement with the IG BCE, and the CNV and FNV cannot be determined.

Purchase Commitments
The Company has certain minimum purchase commitments that extend beyond December 31, 2019. Commitments under these contracts are approximately $7.2 million, $0.8 million, $0.2 million, and $0.2 million for the years ended December 31, 2020, 2021, 2022, and 2023 respectively. Such purchase commitments for the year ended December 31, 2020 are primarily for raw material contracts. Although the Company is primarily liable for payments on the above-mentioned leases and purchase commitments, management believes exposure to losses, if any, under these arrangements is not material.

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
Upon classifying the disposal group as assets held for sale, the Company tested the individual assets of the disposal group for impairment. The disposal group was measured at fair value (a Level 3 measurement, using unobservable estimates), less costs to sell. On December 31, 2018, the Company completed the sale of the Brattleboro mill to Long Falls Paperboard, LLC for a purchase price of $5.0 million. In conjunction with the sale, the Company recorded an impairment loss of $31.1 million, of which $24.4 million, $1.1 million and $5.6 million was reported within the Fine Paper and Packaging, Technical Products and Other business segments, respectively.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Note 14. Business Segment and Geographic Information
The Company's reportable operating segments consist of Technical Products, Fine Paper and Packaging and, in the prior year periods only, Other. The Technical Products segment is an aggregation of the Company's filtration and performance materials businesses which are similar in terms of economic characteristics, nature of products, processes, customer class and product distribution methods.
The technical products business is an international producer of fiber-formed, coated and/or saturated specialized media that delivers high performance benefits to customers. Included in this segment are filtration media for transportation, water and other end use applications ("Filtration"), and tape and abrasives backings products ("Backings") and digital image transfer, durable label and other specialty substrate products ("Specialty").
The following table presents sales by product category for the technical products business:

	Year Ended December 31,
	2019	2018	2017
Filtration	42%	40%	42%
Backings	24%	28%	31%
Specialty	34%	32%	27%
Total	100%	100%	100%

Following the disposition of the Brattleboro mill which eliminated a significant portion of the products of the Other business segment, in January 2019 the Company realigned the remaining products manufactured in the Other business segment to be managed as part of the Technical Products business segment. As a result, the Company recast the comparable 2018 and 2017 information and presented the $15.6 million and $16.5 million of net sales for the year ended December 31, 2018 and 2017, respectively, of this remaining portion of the Other business segment within the Technical Products business segment. The 2018 and 2017 operating income (loss) of the Other business segment was immaterial and was not recast. The Company also recast the total assets by segment and presented the $12.9 million of total assets as of December 31, 2018 of this remaining portion of the Other business segment within the Technical Products business segment. The Company also recast the 2018 and 2017 depreciation and amortization and capital expenditures by segment and presented $0.7 million and $0.9 million of depreciation and amortization, respectively, and $0.0 million and $1.1 million of capital expenditures, respectively, of this remaining portion of the Other business segment within the Technical Products business segment. The Company presented the net sales for the years ended December 31, 2018 and 2017 of the remaining portion of the Other business segment into Specialty products category in the table above.
The fine paper and packaging business is a leading supplier of premium printing and other high-end specialty papers ("Graphic Imaging"), premium packaging ("Packaging") and specialty office papers ("Filing/Office") primarily in North America. The following table presents sales by product category for the fine paper and packaging business:

	Year Ended December 31,
	2019	2018	2017
Graphic Imaging	79%	78%	80%
Packaging	21%	18%	16%
Filing/Office	—%	4%	4%
Total	100%	100%	100%

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

Business Segments

	Year Ended December 31,
	2019	2018	2017
Net sales
Technical Products	$541.6	$583.2	$518.6
Fine Paper and Packaging	396.9	445.8	455.3
Other	—	5.9	6.0
Consolidated	$938.5	$1,034.9	$979.9

	Year Ended December 31,
	2019	2018	2017
Operating income (loss)
Technical Products (a)	$44.6	$50.9	$55.3
Fine Paper and Packaging (b)	53.2	29.4	69.5
Other (c)	—	(6.4)	(0.4)
Unallocated corporate costs (d)	(19.5)	(19.8)	(20.1)
Consolidated	$78.3	$54.1	$104.3
_______________________

(a)
Operating income for the year ended December 31, 2019 included restructuring and other non-routine costs of $0.3 million and a curtailment gain of $1.6 million related to the Neenah Coldenhove pension plan. Operating income for the year ended December 31, 2018 included non-cash impairment loss, restructuring and integration costs, and pension settlement charges of $2.5 million, offset by favorable acquisition adjustments of $3.9 million.

(b)
Operating income for the year ended December 31, 2019 included $5.7 million of non-routine costs, primarily related to idled paper machine costs due to the consolidation of the fine paper manufacturing footprint. Operating income for the year ended December 31, 2018 included non-cash impairment loss, restructuring costs, and pension settlement charges of $24.6 million, offset by favorable insurance settlement of $0.3 million. Operating income for the year ended December 31, 2017 included a favorable insurance settlement of $2.9 million. Operating income for the year ended December 31, 2016 included integration costs of $1.8 million.

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

(d)
Unallocated corporate costs for the year ended December 31, 2019 included costs of $0.3 million, consisting of restructuring and other non-routine costs and a SERP settlement charge. Unallocated corporate costs for the year ended December 31, 2018 included restructuring costs and pension settlement charge of $1.9 million. Unallocated corporate costs for the year ended December 31, 2017 included acquisition and integration costs of $1.3 million and $0.6 million from pension plan and SERP settlement costs. December 31, 2016 included $2.7 million of pre-operating costs related to conversion of a fine paper machine to filtration and $0.8 million for a pension plan settlement charge.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

	Year Ended December 31,
	2019	2018	2017
Depreciation and amortization
Technical Products	$24.1	$24.4	$20.3
Fine Paper and Packaging	13.2	9.9	11.0
Other	—	0.2	0.3
Corporate	1.6	1.6	1.7
Consolidated	$38.9	$36.1	$33.3

	Year Ended December 31,
	2019	2018	2017
Capital expenditures
Technical Products	$13.1	$28.0	$29.7
Fine Paper and Packaging	7.7	8.7	12.5
Corporate	0.6	1.4	0.5
Consolidated	$21.4	$38.1	$42.7

	December 31,
	2019	2018
Total Assets (a)
Technical Products	$573.8	$599.3
Fine Paper and Packaging	217.7	234.7
Corporate and other (b)	36.3	27.2
Total	$827.8	$861.2
_______________________

(a)	Segment identifiable assets are those that are directly used in the segments operations.

(b)	Corporate assets are primarily deferred income taxes and lease ROU assets.

Geographic Information

	Year Ended December 31,
	2019	2018	2017
Net sales
United States	$673.0	$744.4	$748.9
Germany	196.3	216.5	210.3
Rest of Europe	69.2	74.0	20.7
Consolidated	$938.5	$1,034.9	$979.9

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Net sales are attributed to geographic areas based on the physical location of the selling entities.

	December 31,
	2019	2018
Long-Lived Assets
United States	$364.2	$366.3
Germany	153.3	157.9
Rest of Europe	57.6	59.1
Total	$575.1	$583.3

Long-lived assets consist of property and equipment, deferred income taxes, goodwill, intangibles and other assets.

Concentrations
For the year ended December 31, 2019, sales to the technical products business' largest customer represented approximately 8 percent of consolidated net sales, and approximately 14 percent of net sales for the technical products segment. For the years ended December 31, 2018, and 2017, there were no customers sales to which constituted over 10 percent of segment net sales for technical products. For the year ended December 31, 2019, sales to the largest customer of fine paper and packaging business represented approximately 8 percent of consolidated net sales, and approximately 18 percent of net sales of the fine paper and packaging business. For the year ended December 31, 2018, sales to the two largest customers of fine paper and packaging business represented approximately 7 percent and 5 percent, respectively, of consolidated net sales and approximately 16 percent and 12 percent, respectively, of net sales of the fine paper and packaging business. For the year ended December 31, 2017 sales to the two largest customers of fine paper and packaging business each represented approximately 7 percent of consolidated net sales and approximately 15 percent of net sales of the fine paper and packaging business. Except for certain specialty latex grades and specialty softwood pulp used by Technical Products, management is not aware of any significant concentration of business transacted with a particular supplier that could, if suddenly eliminated, have a material effect on its operations.

Note 15. Supplemental Data

Supplemental Statement of Operations Data
Summary of Advertising and Research and Development Expenses

	Year Ended December 31,
	2019	2018	2017
Advertising expense (a)	$4.9	$4.7	$6.0
Research and development expense	8.7	9.2	8.9
_______________________

(a)	Advertising expense and research and development expense are recorded in Selling, general and administrative expenses on the consolidated statements of operations.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Supplemental Balance Sheet Data
Summary of Accounts Receivable, net

	December 31,
	2019	2018
From customers	$104.1	$116.1
Less allowance for doubtful accounts and sales discounts	(1.5)	(1.3)
Total	$102.6	$114.8

Summary of Inventories

	December 31,
	2019	2018
Inventories by Major Class:
Raw materials	$32.8	$35.6
Work in progress	26.4	30.1
Finished goods	67.3	78.3
Supplies and other	5.2	3.0
	131.7	147.0
Excess of FIFO over LIFO cost	(8.9)	(15.4)
Total	$122.8	$131.6

The first-in, first-out ("FIFO") value of inventories valued on the LIFO method was $102.2 million and $109.1 million at December 31, 2019 and 2018, respectively. For the year ended December 31, 2019 and 2018, income from continuing operations before income taxes was reduced by less than $0.1 million and $0.6 million, respectively, due to a decrease in certain LIFO inventory quantities.

Summary of Prepaid and Other Current Assets

	December 31,
	2019	2018
Prepaid and other current assets	$9.9	$12.2
Spare parts	6.4	6.6
Receivable for income taxes	2.0	2.8
Total	$18.3	$21.6

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Summary of Property, Plant and Equipment, net

	December 31,
	2019	2018
Land and land improvements	$19.4	$19.0
Buildings	165.4	156.0
Machinery and equipment	651.0	650.3
Construction in progress	14.8	14.9
	850.6	840.2
Less accumulated depreciation	470.0	444.0
Net Property, Plant and Equipment	$380.6	$396.2

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $33.9 million, $32.6 million and $28.3 million, respectively. Interest expense capitalized as part of the costs of capital projects was $0.2 million, $0.2 million and $0.0 million, respectively, for the years ended December 31, 2019, 2018 and 2017.

Summary of Accrued Expenses

	December 31,
	2019	2018
Accrued salaries and employee benefits	$26.2	$23.9
Amounts due to customers	8.9	9.6
Accrued income taxes	0.5	5.3
Accrued utilities	3.0	3.9
Accrued interest	1.2	1.2
Other	7.2	11.3
Total	$47.0	$55.2

Summary of Noncurrent Employee Benefits

	December 31,
	2019	2018
Pension benefits	$57.1	$54.0
Post-employment benefits other than pensions (a)	36.0	38.9
Total	$93.1	$92.9
_______________________

(a)
Post-employment benefits other than pensions included $1.7 million of SRCP benefits, $0.7 million of Canadian long-term disability benefits, and $0.2 million of other long-term benefits as of December 31, 2019. As of December 31, 2018, $1.7 million of SRCP benefits and $0.8 million of Canadian long-term disability benefits were included.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Supplemental Cash Flow Data
Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2019	2018	2017
Cash paid during the year for interest, net of interest expense capitalized	$10.9	$11.9	$11.3
Cash paid during the year for income taxes, net of refunds	13.3	7.6	7.6
Non-cash investing activities:
Liability for equipment acquired	3.2	3.4	5.4

Net Cash Provided by (Used in) Changes in Operating Working Capital, Net of Effect of Acquisitions

	Year Ended December 31,
	2019	2018	2017
Accounts receivable	$11.6	$(0.9)	$(10.2)
Inventories	8.2	3.8	(11.7)
Income taxes receivable/payable	(5.4)	(1.8)	4.5
Prepaid and other current assets	2.4	(1.8)	(0.4)
Accounts payable	(14.0)	0.3	10.6
Accrued expenses	(3.4)	(0.6)	(4.2)
Other	—	—	(0.4)
Total	$(0.6)	$(1.0)	$(11.8)

Note 16. Unaudited Quarterly Data

	2019 Quarters
	First	Second (a)	Third (b)	Fourth (c)	Year
Net Sales	$239.7	$253.4	$231.8	$213.6	$938.5
Gross Profit	43.7	50.7	44.7	44.3	183.4
Operating Income (Loss)	17.4	19.8	19.0	22.1	78.3
Income (Loss) From Continuing Operations	11.8	13.6	14.4	15.6	55.4
Earnings (Loss) Per Common Share From Continuing Operations:
Basic	$0.70	$0.80	$0.85	$0.92	$3.27
Diluted	$0.69	$0.80	$0.84	$0.92	$3.26
_______________________

(a)	Operating income includes idled paper machine costs of $2.0 million, indirect tax audit costs for 2012-15 of $0.6 million, and restructuring and other non-routine costs of $0.9 million.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

(b)
Operating income includes idled paper machine costs of $2.4 million, indirect tax audit costs for 2012-15 of $0.1 million, a favorable adjustment to restructuring and other non-routine costs of $0.2 million, and a SERP settlement charge of $0.1 million.

(c)	Operating income includes idled paper machine costs of $0.3 million, a pension plan curtailment gain of $1.6 million, and a pension plan curtailment charge of $0.1 million.

	2018 Quarters
	First (d)	Second (e)	Third (f)	Fourth (g)	Year
Net Sales	$266.5	$271.3	$256.2	$240.9	$1,034.9
Gross Profit	52.4	55.1	41.3	34.6	183.4
Operating Income	24.1	(4.3)	16.5	17.8	54.1
Income From Continuing Operations	16.2	(4.8)	12.9	12.9	37.2
Earnings Per Common Share From Continuing Operations:
Basic	$0.96	$(0.29)	$0.76	$0.77	$2.20
Diluted	$0.95	$(0.29)	$0.75	$0.76	$2.17
_______________________

(d)
Income from continuing operations includes an unfavorable prior year tax adjustment of $0.9 million related to one-time taxes on foreign earnings under the Tax Act and an after-tax SERP settlement charge of $0.6 million.

(e)	Operating loss includes an impairment loss of $32.0 million, pension settlement charges of $1.0 million and integration and restructuring charges of $0.3 million.

(f)
Operating income includes a favorable acquisition-related adjustment of $3.1 million, a favorable insurance settlement of $0.4 million, and unfavorable adjustments to the impairment loss of $2.0 million and $2.2 million of integration and restructuring charges.

(g)
Operating income includes favorable adjustments to the impairment loss of $2.9 million and $0.4 million to integration and restructuring costs and a favorable acquisition-related adjustment of $0.8 million. Income from continuing operations includes a favorable tax adjustment related to a Netherlands tax rate change of $0.7 million.

SCHEDULE II
NEENAH, INC. AND SUBSIDIARIES
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-offs and Reclassifications	Balance at End of Period
December 31, 2019
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$0.8	$0.5	$—	$(0.3)	$1.0
Allowance for sales discounts	0.5	—	(0.1)	—	0.4
Valuation allowance – deferred income taxes	2.7	—	3.1	—	5.8

December 31, 2018
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$0.8	$0.1	$—	$(0.1)	$0.8
Allowance for sales discounts	0.5	—	—	—	0.5
Valuation allowance – deferred income taxes	0.4	0.1	2.2	—	2.7

December 31, 2017
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$1.0	$0.2	$—	$(0.4)	$0.8
Allowance for sales discounts	0.5	—	—	—	0.5
Valuation allowance – deferred income taxes	3.5	—	—	(3.1)	0.4