Form 10-Q
period 2020-03-31
Neenah Inc
filed 2020-05-11
CIK 1296435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of May 1, 2020, there were 16,791,451 shares of the Company’s Common Stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net sales	$233.6	$239.7
Cost of products sold	179.6	196.0
Gross profit	54.0	43.7
Selling, general and administrative expenses	26.6	25.3
COVID-19 costs	1.1	—
Restructuring and other non-routine costs	1.4	—
Acquisition and due diligence costs	1.0	—
Other expense - net	0.3	1.0
Operating income	23.6	17.4
Interest expense - net	2.9	3.2
Income from continuing operations before income taxes	20.7	14.2
Provision for income taxes	4.3	2.4
Net income	$16.4	$11.8

Earnings Per Common Share
Basic	$0.97	$0.70
Diluted	$0.97	$0.69

Weighted Average Common Shares Outstanding (in thousands)
Basic	16,817	16,862
Diluted	16,850	16,921

Cash Dividends Declared Per Share of Common Stock	$0.47	$0.45

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$16.4	$11.8
Reclassification of amounts recognized in the condensed consolidated statements of operations:
Amortization of adjustments to pension and other postretirement benefit liabilities (Note 5)	1.6	1.7
Unrealized foreign currency translation loss	(4.0)	(3.2)
Loss from other comprehensive income items	(2.4)	(1.5)
Provision for income taxes	0.2	0.2
Other comprehensive loss	(2.6)	(1.7)
Comprehensive income	$13.8	$10.1

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$77.5	$9.0
Accounts receivable (less allowances of $2.0 million and $1.5 million)	118.6	102.6
Inventories	131.4	122.8
Prepaid and other current assets	16.5	18.3
Total Current Assets	344.0	252.7
Property, Plant and Equipment
Property, plant and equipment, at cost	849.9	850.6
Less accumulated depreciation	475.4	470.0
Property, Plant and Equipment—net	374.5	380.6
Lease Right-of-Use Assets (Note 1)	21.8	13.9
Deferred Income Taxes	11.6	13.4
Goodwill	82.2	83.1
Intangible Assets—net	65.3	66.7
Other Noncurrent Assets	16.9	17.4
TOTAL ASSETS	$916.3	$827.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$3.3	$2.6
Lease liabilities payable within one year (Note 1)	2.7	1.9
Accounts payable	57.8	48.9
Accrued expenses	48.0	47.0
Total Current Liabilities	111.8	100.4
Long-term Debt	268.6	198.2
Noncurrent Lease Liabilities (Note 1)	20.2	13.0
Noncurrent Employee Benefits	89.8	93.1
Deferred Income Taxes	12.0	12.9
Other Noncurrent Obligations	4.1	3.9
TOTAL LIABILITIES	506.5	421.5
Contingencies and Legal Matters (Note 8)	—	—
TOTAL STOCKHOLDERS’ EQUITY	409.8	406.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$916.3	$827.8

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions, shares in thousands)
(Unaudited)

	2020 Activity
	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2019	18,678	$0.2	$(82.8)	$334.1	$268.1	$(113.3)	$406.3
Net income	—	—	—	—	16.4	—	16.4
Other comprehensive loss, including income taxes	—	—	—	—	—	(2.6)	(2.6)
Dividends declared	—	—	—	—	(8.0)	—	(8.0)
Shares purchased (Note 7)	—	—	(3.6)	—	—	—	(3.6)
Stock options exercised	3	—	—	—	—	—	—
Restricted stock vesting (Note 7)	8	—	(0.2)	—	—	—	(0.2)
Stock-based compensation	—	—	—	1.5	—	—	1.5
Balance, March 31, 2020	18,689	$0.2	$(86.6)	$335.6	$276.5	$(115.9)	$409.8

	2019 Activity
	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2018	18,597	$0.2	$(76.6)	$328.5	$243.2	$(105.1)	$390.2
Net income	—	—	—	—	11.8	—	11.8
Other comprehensive income, net of income taxes	—	—	—	—	—	(1.7)	(1.7)
Dividends declared	—	—	—	—	(7.6)	—	(7.6)
Shares purchased (Note 7)	—	—	(0.3)	—	—	—	(0.3)
Stock options exercised	9	—	—	—	—	—	—
Restricted stock vesting (Note 7)	3	—	(0.1)	—	—	—	(0.1)
Stock-based compensation	—	—	—	1.9	—	—	1.9
Balance, March 31, 2019	18,609	$0.2	$(77.0)	$330.4	$247.4	$(106.8)	$394.2

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net income	$16.4	$11.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8.6	8.8
Stock-based compensation	1.5	1.9
Deferred income tax provision	1.1	0.5
Provision for uncollectible accounts receivable	1.0	—
Non-cash effects of changes in liabilities for uncertain income tax positions	—	(0.4)
Increase in working capital	(13.7)	(20.9)
Pension and other postretirement benefits	(0.4)	1.5
Other	(0.3)	(0.2)
NET CASH PROVIDED BY OPERATING ACTIVITIES	14.2	3.0

INVESTING ACTIVITIES
Capital expenditures	(4.8)	(4.3)
Purchase of marketable securities	—	(0.2)
Other	(0.1)	(0.2)
NET CASH USED IN INVESTING ACTIVITIES	(4.9)	(4.7)

FINANCING ACTIVITIES
Long-term borrowings (Note 4)	88.7	62.9
Repayments of long-term debt (Note 4)	(17.0)	(55.5)
Debt issuance costs	(0.5)	(0.2)
Cash dividends paid	(8.0)	(7.6)
Shares purchased (Note 7)	(3.8)	(0.3)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	59.4	(0.7)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(0.2)	0.1
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	68.5	(2.3)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9.0	9.9
CASH AND CASH EQUIVALENTS, END OF PERIOD	$77.5	$7.6

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest costs capitalized	$0.2	$0.6
Cash paid during period for income taxes	$2.0	$4.3
Non-cash investing activities:
Liability for equipment acquired	$2.4	$2.6

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except as noted)

Note 1.  Background and Basis of Presentation
Background
Neenah, Inc. ("Neenah" or the "Company"), is a Delaware corporation incorporated in April 2004. The Company has two primary operations: its technical products business and its fine paper and packaging business. See Note 9, "Business Segment Information."

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

Impacts of COVID-19
The Company assessed the impacts of the novel coronavirus pandemic (“COVID-19”) on its various accounting estimates and significant judgments, including those that require consideration of forecasted financial information in the context of the unknown future impacts of COVID-19, using information that is reasonably available at this time. The accounting estimates and other matters assessed included, but were not limited to, goodwill, indefinite-lived intangibles and other long-lived assets, allowance for uncollectible accounts receivable, valuation allowances for tax assets and revenue recognition. Based on the Company’s current assessment of these estimates, there was not a material impact to the condensed consolidated financial statements as of and for the quarter ended March 31, 2020. As additional information becomes available, the Company’s future assessment of these estimates, including updated expectations at the time regarding the duration, scope and severity of the pandemic, could materially and adversely impact its consolidated financial statements in future reporting periods. The Company recorded an accrual for a one-time special payment to its mill operators of $1.1 million related to COVID-19 during the three months ended March 31, 2020.

Earnings per Share ("EPS")
The following table presents the computation of basic and diluted EPS (dollars in millions except per share amounts, shares in thousands):

Earnings Per Basic Common Share

	Three Months Ended March 31,
	2020	2019
Income from continuing operations	$16.4	$11.8
Amounts attributable to participating securities	(0.1)	—
Net income available to common stockholders	$16.3	$11.8

Weighted-average basic shares outstanding	16,817	16,862

Basic earnings per share	$0.97	$0.70

Earnings Per Diluted Common Share

	Three Months Ended March 31,
	2020	2019
Income from continuing operations	$16.4	$11.8
Amounts attributable to participating securities	(0.1)	—
Net income available to common stockholders	$16.3	$11.8

Weighted-average basic shares outstanding	16,817	16,862
Add: Assumed incremental shares under stock compensation plans (a)	33	59
Weighted-average diluted shares	16,850	16,921

Diluted earnings per share	$0.97	$0.69

(a)        For the three months ended March 31, 2020 and 2019, there were 267,152 and 231,332 potentially dilutive options, respectively, excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s Common Stock.

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

The following table presents the carrying value and the fair value of the Company’s debt:

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
2021 Senior Notes (5.25% fixed rate)	$175.0	$174.3	$175.0	$174.3
Global Revolving Credit Facilities (variable rates)	93.0	93.0	21.6	21.6
German loan agreement (2.45% fixed rate)	3.4	3.5	3.5	3.6
German loan agreement (1.45% fixed rate)	3.6	3.7	3.7	3.7
Total debt	$275.0	$274.5	$203.8	$203.2

(a)         The fair value for all debt instruments was estimated from Level 2 measurements using rates currently available to the Company for debt of the same remaining maturities.

As of March 31, 2020, the Company had $3.7 million in marketable securities in the U.S. classified as "Other Noncurrent Assets" on the Condensed Consolidated Balance Sheet. The cost of such marketable securities was $4.4 million. Fair value for the Company’s marketable securities was estimated from Level 1 inputs. The Company’s U.S. marketable securities are designated for the payment of benefits under its supplemental employee retirement plan ("SERP"). As of March 31, 2020, Neenah Germany had investments of $2.0 million that were restricted to the payment of certain post-retirement employee benefits of which $0.6 million and $1.4 million are classified as "Prepaid and other current assets" and "Other Noncurrent Assets", respectively, on the Condensed Consolidated Balance Sheet. The cost of these investments approximate market.

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

Refer to Note 9, "Business Segment Information" for disaggregation of segment revenue from contracts with customers for the three months ended March 31, 2020 and 2019.

Allowance for Uncollectible Accounts Receivable
In January 2020, the Company adopted Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which amends the FASB's guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model (known as the "current expected credit loss model" or "CECL") that is based on expected losses rather than incurred losses. The adoption of this standard did not have a material impact on the Company's financial position, results of operations and cash flows. We estimate losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written-off when it is probable that contractual payments due will not be collected in accordance with the terms of the agreement. The allowance for uncollectible accounts receivable was $2.0 million and $1.5 million as of March 31, 2020 and December 31, 2019. The Company recorded a $1.0 million provision for uncollectible accounts receivable from the impacts of the COVID-19 pandemic for the three months ended March 31, 2020.

Leases
The Company has operating leases for corporate offices, warehouses and certain equipment, with remaining lease terms of up to 11 years, some of which include options to extend the leases for up to five years. The Company determines if an arrangement is a lease at inception. Operating leases with terms greater than 12 months are included in "Lease Right-of-Use Assets", "Lease liabilities payable within one year" and "Noncurrent Lease Liabilities" on the Condensed Consolidated Balance Sheets. As of March 31, 2020, the Company did not have any material finance leases.

In March 2020, the Company entered into operating leases for two warehouse buildings, and recognized an ROU asset and a corresponding lease liability of $6.6 million with a term of 10 years, and an ROU asset and corresponding lease liability of $1.8 million with a term of 5 years. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

Note 2.  Accounting Standards Changes
As discussed in Note 1, in January 2020, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848)-Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU addresses accounting implications of the replacement of LIBOR (London Inter-Bank Offered Rate) with SOFR (Secured Overnight Financing Rate) or other alternatives by the end of 2021. The FASB allows immediate relief from application of contract modification accounting triggered by reference rate reform that otherwise would be costly to implement and result in burdensome financial reporting. The Company intends to elect the expedients and exceptions offered in the ASU.

As of March 31, 2020, no other amendments to the ASC have been issued that will have or are reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 3.  Supplemental Balance Sheet Data

The following table presents inventories by major class:

	March 31, 2020	December 31, 2019
Raw materials	$33.4	$32.8
Work in progress	24.8	26.4
Finished goods	76.4	67.3
Supplies and other	5.2	5.2
	139.8	131.7
Adjust FIFO inventories to LIFO cost	(8.4)	(8.9)
Total	$131.4	$122.8

The FIFO values of inventories valued on the LIFO method were $110.6 million and $102.2 million as of March 31, 2020 and December 31, 2019, respectively. For the three months ended March 31, 2020, income from continuing operations before income taxes was reduced by less than $0.1 million due to a decrease in certain LIFO inventory quantities.

The following table presents changes in accumulated other comprehensive income (loss) ("AOCI") for the three months ended March 31, 2020:

	Net Unrealized Foreign Currency Translation Loss	Net Loss from Pension and Other Postretirement Liabilities	Accumulated Other Comprehensive Loss
AOCI — December 31, 2019	$(19.0)	$(94.3)	$(113.3)
Other comprehensive income (loss) before reclassifications	(4.0)	—	(4.0)
Amounts reclassified from AOCI	—	1.6	1.6
Income (loss) from other comprehensive income items	(4.0)	1.6	(2.4)
Provision (benefit) for income taxes	(0.3)	0.5	0.2
Other comprehensive income (loss)	(3.7)	1.1	(2.6)
AOCI — March 31, 2020	$(22.7)	$(93.2)	$(115.9)

For the three months ended March 31, 2020 and 2019, the Company reclassified $1.6 million and $1.7 million, respectively, of costs from AOCI to "Other expense - net" on the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2020 and 2019, the Company recognized an income tax benefit of $0.5 million and $0.4 million, respectively. related to such reclassifications classified as "Provision for income taxes" on the Condensed Consolidated Statements of Operations.

Note 4.  Debt

Long-term debt consisted of the following:

	March 31, 2020	December 31, 2019
2021 Senior Notes (5.25% fixed rate) due May 2021	$175.0	$175.0
Global Revolving Credit Facilities (variable rates) due December 2023	93.0	21.6
German loan agreement (2.45% fixed rate) due in quarterly installments ending September 2022	3.4	3.5
German loan agreement (1.45% fixed rate) due in quarterly installments ending March 2023	3.6	3.7
Deferred financing costs	(3.1)	(3.0)
Total debt	271.9	200.8
Less: Debt payable within one year	3.3	2.6
Long-term debt	$268.6	$198.2

2021 Senior Notes
In May 2013, the Company completed an underwritten offering of eight-year senior unsecured notes (the "2021 Senior Notes") at a face amount of $175 million. The 2021 Senior Notes contain terms, covenants and events of default with which the Company must comply, which the Company believes are ordinary and standard for notes of this nature. As of March 31, 2020, the Company was in compliance with all terms of the indenture for the 2021 Senior Notes. The Company continues to actively monitor the debt markets for refinancing opportunities and believes that it will be able to refinance these notes later this year on more favorable terms than are currently available in the market.

Amended and Restated Secured Revolving Credit Facility
In December 2018, the Company amended and restated its existing credit facility by entering into the Fourth Amended and Restated Credit Agreement (the "Fourth Amended Credit Agreement"), that will mature on December 10, 2023.

On March 12, 2020, the Company amended the Fourth Amended and Restated Credit Agreement, to among other things: (a) modify the Domestic Borrowing Base (as defined in the Credit Agreement) to permit the Domestic Borrowers to include a portion of certain capital assets acquired from time to time by any Domestic Borrower in permitted acquisitions, whether directly or indirectly through the acquisition of new subsidiaries (the “Acquired Assets”), pending the completion of the field exams and appraisals required under the Credit Agreement, for up to 60 days after the applicable acquisition, after which the Acquired Assets would be included in the Domestic Borrowing Base to the same extent and on the same basis as other inventory, receivables and applicable capital assets of the Domestic Borrowers; and (b) temporary adjustment to lower certain thresholds included in the agreement that impact, among other things, redemptions of existing Senior Notes, cash dividends, and other covenant restrictions, until the sooner of 90 days following the completion of a pending acquisition or the refinancing of the Company’s 5.25% Senior Notes due 2021, limit the payment of cash dividends on the Company’s common stock and the applicability of certain other covenants.

The Fourth Amended Credit Agreement contains covenants with which the Company and its subsidiaries must comply during the term of the agreement, which the Company believes are ordinary and standard for agreements of this nature. As of March 31, 2020, the Company was in compliance with all terms of the Fourth Amended Credit Agreement.

Availability under the Global Revolving Credit Facilities varies over time depending on the value of the Company’s inventory, receivables and various capital assets. As of March 31, 2020, the Company had $93.0 million of borrowings and $0.5 million in letters of credit outstanding under the Global Revolving Credit Facilities and $117.2 million of available credit (based on exchange rates at March 31, 2020). As of March 31, 2020, the weighted-average interest rate on outstanding Global Revolving Credit Facility borrowings was 2.4 percent per annum. As of December 31, 2019, the weighted-average interest rate under the Global Revolving Credit Facilities was 1.3 percent per annum.

Under the terms of the 2021 Senior Notes and the Fourth Amended Credit Agreement, the Company has limitations on its ability to repurchase shares of and pay dividends on its Common Stock. These limitations are triggered depending on the Company’s credit availability under the Fourth Amended Credit Agreement and leverage levels under the Senior Notes. As of

March 31, 2020, none of these covenants were restrictive to the Company’s ability to repurchase shares of and pay dividends on its Common Stock.

For additional information about the Company's debt agreements, see Note 7, "Debt" of the Notes to Consolidated Financial Statements in the 2019 Form 10-K.

Borrowings and Repayments of Long-Term Debt
The Condensed Consolidated Statements of Cash Flows present borrowings and repayments under the Global Revolving Credit Facilities using a gross approach. This approach presents not only discrete borrowings for transactions such as a business acquisition, but also reflects all borrowings and repayments that occur as part of daily management of cash receipts and disbursements. For the three months ended March 31, 2020, the Company made net long-term debt borrowings of $71.7 million of which $6.7 million related to daily cash management activities, and $65.0 million related to increased cash on hand through borrowings near quarter-end as a precautionary measure to protect against any potential disruption in the banking system that would adversely impact the Company's ability to access cash as a result of COVID-19 and to enhance the Company's liquidity. For the three months ended March 31, 2019, the Company made scheduled debt repayments of $0.3 million and net long-term debt borrowings of $7.7 million related to daily cash management activities.

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

The following table presents the components of net periodic benefit cost for the Company’s defined benefit plans and postretirement plans other than pensions:

Components of Net Periodic Benefit Cost for Defined Benefit Plans

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended March 31,
	2020	2019	2020	2019
Service cost	$1.2	$1.3	$0.3	$0.3
Interest cost	3.5	4.1	0.2	0.4
Expected return on plan assets (a)	(5.2)	(5.0)	—	—
Recognized net actuarial loss	1.3	1.5	0.2	0.2
Amortization of prior service benefit	0.1	0.1	—	—
Net periodic benefit cost	$0.9	$2.0	$0.7	$0.9

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

For the three months ended March 31, 2020, the Company made $1.8 million of aggregate contributions to qualified and nonqualified defined benefit pension trusts and payments to pension benefits for unfunded pension and other postretirement benefit plans. The Company expects to make $7.4 million of such payments in calendar 2020. The Company made similar payments of $2.0 million and $13.1 million for the three months ended March 31, 2019 and for the year ended December 31, 2019, respectively.

Multi-Employer Plan
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

Effective July 1, 2018, the Company and representatives of the United Steelworkers Union (the "USW") of the Lowville mill initiated actions to withdraw from the PIUMPF. As a result, the Company recorded an estimated withdrawal liability of $1.0 million, which assumed payment of $0.1 million per year over 20 years, discounted at a credit adjusted risk-free rate of 5.7%. In October 2019, the Company received a billing from PIUMPF for the withdrawal liability, which confirmed the $1.0 million liability. In addition to the withdrawal liability, PIUMPF also demanded immediate payment of $1.3 million for the Company's pro-rata share of the fund's accumulated funding deficiency. The Company is challenging this demand and believes it to be unenforceable. As such, the Company has not recorded a liability for this amount as of March 31, 2020.

Note 6.  Stock Compensation Plan
Stock Options and Stock Appreciation Rights ("Options")
There were no Options awarded during the three months ended March 31, 2020.

The following table presents information regarding Options that vested during the three months ended March 31, 2020:

Options vested	66,953
Aggregate grant date fair value of Options vested (in millions)	$1.0

The following table presents information regarding outstanding Options:

	March 31, 2020	December 31, 2019
Options outstanding	406,719	416,548
Aggregate intrinsic value (in millions)	$0.6	$3.9
Per share weighted average exercise price	$70.59	$70.08
Exercisable Options	377,517	318,029
Aggregate intrinsic value (in millions)	$0.6	$3.9
Unvested Options	29,202	98,519
Per share weighted average grant date fair value	$14.74	$14.41

Performance Share Units ("PSUs") and Restricted Share Units ("RSUs")
For the three months ended March 31, 2020, the Company granted target awards of 27,773 PSUs. The measurement period for the PSUs is January 1, 2020 through December 31, 2022. The PSUs vest on December 31, 2022. Common Stock of an amount between zero and 200 percent of the PSUs target will be awarded based on the Company’s return on invested capital, consolidated revenue growth, free cash flow as a percentage of net sales, and total return to shareholders relative to the companies in the Russell 2000® Value small cap index. The Company’s return on invested capital, consolidated revenue growth, and free cash flow as a percentage of net sales are adjusted for certain items as further described in the Performance Share Award Agreement. The market price on the date of grant for the PSUs was $71.88 per share.

For the three months ended March 31, 2020, the Company awarded 58,587 RSUs to certain employees. The weighted average grant date fair value of such awards was $68.54 per share and the one third of the shares will vest on each of the first three anniversaries of the grant date, with certain exceptions for retiring employees. During the vesting period, the holders of the RSUs are entitled to dividends, but the RSUs do not have voting rights. Generally, the RSUs and PSUs are forfeited in the event the holder is no longer working for the Company on the vesting date. However, under specific circumstances, vesting may be accelerated or reflect pro-rata vesting.

Note 7.  Stockholders' Equity
Common Stock
As of March 31, 2020 and December 31, 2019, the Company had 16,791,000 shares and 16,843,000 shares of Common Stock outstanding, respectively.

In November 2019, the Company's Board of Directors authorized a program for the purchase of up to $25 million of outstanding Common Stock effective January 1, 2020 (the "2020 Stock Purchase Plan"). The program does not require the Company to purchase any specific number of shares and may be suspended or discontinued at any time. Purchases under the 2020 Stock Purchase Plan will be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. Among the measures taken to manage the Company's cash flow and preserve its liquidity, purchases under the 2020 Stock Purchase Plan were curtailed in March 2020 and remain suspended. The Company also had $25 million repurchase programs in place during the preceding two years that expired in December 2019 (the “2019 Stock Purchase Plan”) and December 2018 (the “2018 Stock Purchase Plan”), respectively.

The following table shows shares purchased and value ($ in millions) under the respective stock purchase plans:

	Three Months Ended March 31,
	2020		2019
	Shares	Amount	Shares	Amount
2020 Stock Purchase Plan	59,577	$3.6	—	$—
2019 Stock Purchase Plan	—	—	4,285	0.3

For the three months ended March 31, 2020, the Company acquired 3,476 shares of Common Stock, at a cost of $0.2 million for shares surrendered by employees to pay taxes due on vested restricted stock awards.

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

Employees and Labor Relations
The Company’s U.S. union employees are represented by the USW. Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the "IG BCE"). In the Netherlands, most of our employees are eligible to be represented by the CNV and the FNV. As of March 31, 2020, the Company had 205 U.S. employees covered under collective bargaining agreements that have or will expire in the next 12 months.

The following table shows the expiration dates of the Company’s various bargaining agreements and the number of employees covered under each of these agreements:

Contract Expiration Date	Location	Union	Number of Employees
April 2020	Eerbeek, Netherlands	CNV, FNV	(a) (b)
August 2020	Neenah Germany	IG BCE	(a)
January 2021	Whiting, WI	USW	205
June 2021	Neenah, WI	USW	228
July 2021	Munising, MI	USW	182
November 2021	Lowville, NY	USW	96
May 2022	Appleton, WI	USW	84

(a) Under German and Dutch laws, union membership is voluntary and does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement with the IG BCE, and the CNV and FNV cannot be determined.
(b) The Company is currently in negotiations with the CNV and the FNV. Until a new contract is signed, the terms of the previous contract still apply.

The Company’s United Kingdom salaried and hourly employees are eligible to participate in Unite the Union ("UNITE") on an individual basis, but not under a collective bargaining agreement.

Note 9.  Business Segment Information
The Company’s reportable operating segments consist of Technical Products and Fine Paper and Packaging.

The Technical Products segment is an aggregation of the Company’s performance materials and filtration businesses which are similar in terms of economic characteristics, nature of products, processes, customer class and product distribution methods. The segment is an international producer of fiber-formed, coated and/or saturated specialized media that deliver high performance benefits to customers. Included in this segment are tape and abrasives backings products, digital image transfer, durable label and other specialty substrate products ("Performance Materials"), and filtration media for transportation, water and other end use applications ("Filtration"). During the three months ended March 31, 2020, the Company aggregated the backings and specialties revenues into Performance Materials and recast the prior year period disclosure based on the economic similarity of the products per ASC Topic 280, Segment Reporting, and changes in the internal management of these products. The following table presents sales by product category for the technical products business:

	Three Months Ended March 31,
	2020	2019
Performance Materials	58%	58%
Filtration	42%	42%
Total	100%	100%

The Fine Paper and Packaging segment is a leading supplier of premium printing and other high-end specialty papers ("Graphic Imaging"), and premium packaging ("Packaging"), primarily in North America. The following table presents sales by product category for the fine paper and packaging business:

	Three Months Ended March 31,
	2020	2019
Graphic Imaging	76%	79%
Packaging	24%	21%
Total	100%	100%

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

The following tables summarize the net sales and operating income for each of the Company’s business segments:

	Three Months Ended March 31,
	2020	2019
Net sales
Technical Products	$142.2	$140.0
Fine Paper and Packaging	91.4	99.7
Consolidated	$233.6	$239.7

	Three Months Ended March 31,
	2020 (a)	2019
Operating income (loss)
Technical Products	$16.2	$11.3
Fine Paper and Packaging	14.8	11.9
Unallocated corporate costs	(7.4)	(5.8)
Consolidated	$23.6	$17.4

(a) Operating income for the three months ended March 31, 2020 included (1) $1.1 million of costs ($0.6 million within Technical Products and $0.5 million within Fine Paper and Packaging) related to a one-time special payment to its mill operators related to the COVID-19 pandemic; (2) $1.4 million of restructuring and other non-routine costs ($0.2 million within Technical Products, $0.9 million within Fine Paper and Packaging, and $0.3 million within Unallocated corporate costs); and (3) $1.0 million of due diligence and transaction costs of a terminated acquisition attempt within Unallocated corporate costs.

The following tables represent a disaggregation of revenue from contracts with customers by location of the selling entities for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
United States	70%	71%
Germany	23%	22%
Rest of Europe	7%	7%
Total	100%	100%

Note 10.  Subsequent Event
On May 6, 2020, Bonnie C. Lind notified Neenah of her plans to retire on October 1, 2020. In addition, Ms. Lind will relinquish her role as Senior Vice President, Chief Financial Officer and Treasurer (“CFO”) as of May 13, 2020. Ms. Lind will remain with the Company through October 1 to ensure a smooth transition.

On May 7, 2020, the Company announced the appointment of Paul DeSantis as CFO, effective as of May 13, 2020. Mr. DeSantis, most recently served as Chief Financial Officer of OMNOVA Solutions, Inc., a global producer of emulsion polymers, specialty chemicals, and decorative and functional surfaces. Mr. DeSantis previously served as Chief Financial

Officer, Treasurer & Assistant Corporate Secretary of Bob Evans Farms, Inc. and as Chief Financial Officer of the A. Schulman Company.

In connection with his appointment, Mr. DeSantis will participate in the Company’s long-term equity compensation plan on an ongoing basis pursuant to the terms of the Company’s 2018 Omnibus Stock and Incentive Compensation Plan, all as determined by the Company’s Compensation Committee.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis presents the factors that had a material effect on our financial position as of March 31, 2020 and our results of operations for the three months ended March 31, 2020 and 2019. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See "Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements.

Executive Summary
For the three months ended March 31, 2020, consolidated net sales of $233.6 million decreased $6.1 million (3%) from the prior year period. The decline in revenues resulted from lower volumes in the Fine Paper and Packaging segment, including impacts from the change from a major distributor, lower net selling prices in both segments and unfavorable currency translation effects. These items were only partly offset by increased volumes in Technical Products. On a constant currency basis, net sales declined 2 percent compared with the prior year.

Consolidated operating income of $23.6 million for the three months ended March 31, 2020 increased $6.2 million from the prior year period. The increase was mainly due to lower input costs in both segments, and higher sales volumes and improved manufacturing costs and efficiencies in Technical Products. These items were only partly offset by lower net selling prices in both segments, higher SG&A expense due to an increased reserve for uncollectible accounts and legal costs, and lower volume in Fine Paper and Packaging. Excluding $3.5 million of adjustments for 2020, adjusted operating income in 2020 increased $9.7 million (56%), to $27.1 million from $17.4 million. Adjusting items in 2020 included an accrual for a one-time special payment to our mill operators related to COVID-19, costs for the intended Vectorply acquisition, and restructuring and other non-routine costs. There were no adjusting items for the same period in 2019. See the reconciliation table on F-19 for further detail of adjusting items.

Cash provided by operating activities of $14.2 million for the three months ended March 31, 2020 was $11.2 million higher than cash generated of $3.0 million in the prior year period. The increase resulted primarily from lower working capital requirements and higher earnings. Cash used for investing activities of $4.9 million was consistent with the prior year period.

Impact of COVID-19 on Our Business
As are virtually all other companies, we are dealing with the outbreak and pandemic of COVID-19. The COVID-19 pandemic and measures to prevent its spread, including imposition of quarantines and prolonged closures of manufacturing facilities and retail stores, may impact our business in a number of ways. These impacts are expected to include an adverse effect from significantly reduced global economic activity and resulting demand for our products and our customers’ products and, therefore, the products we manufacture. They could also adversely affect our ability to operate our business, including potential disruptions to our supply chain and workforce. The COVID-19 impact on capital markets could also impact the timing of our plans to refinance our long-term debt and the cost of borrowing.

The impact of the COVID-19 pandemic on our business operations and results of operations began to be noticeable to a limited degree in March, with decreased customer demand and interruptions of collections of some accounts receivable. We expect the ongoing COVID-19 pandemic to have a material adverse impact on our business operations and our financial results, including our net sales, earnings and cash flows in the upcoming quarters. While it is currently too early to estimate, we expect the ultimate significance of the impact of these disruptions, including the extent of their adverse impact on our financial results, will be determined by the length of time that such disruptions continue, which will, in turn, depend on the duration of the COVID-19 pandemic and the impact of governmental regulations or guidelines in response to the pandemic. We have been designated as an "essential business" by the U.S. federal and state governments, and thus far have had no manufacturing operations disruptions at any U.S. or European facility due to governmental orders or labor availability. At this time, we do not foresee any mandated closures of any of our global manufacturing facilities.

Both of the Company’s business segments have continued to operate during the pandemic as vital suppliers of goods and services and the Company has taken certain proactive and precautionary steps to ensure the safety of its employees, including frequent cleaning and disinfection of workspaces, property and equipment, instituting social distancing measures and mandating remote working environments for certain employees.

We have been taking, and will continue to take actions to ensure our employees' safety, manage our cash flow and preserve our liquidity. Such measures could include reducing discretionary spending, minimizing capital expenditures and contributions to pension plans, postponing acquisition and other investment initiatives, suspending purchases under our 2020 Stock Purchase Plan, consolidating our manufacturing footprint and reducing payroll costs through a wage increase deferral, hiring freeze, furloughs or other measures.

As of March 31, 2020, there was no indication that the carrying values of our goodwill, indefinite-lived intangibles or long-lived assets were impaired as a result of impacts from COVID-19.

Refer to Part II, Item 1A,"Risk Factors," for the risk factor related to COVID-19.

Results of Operations and Related Information
In this section, we discuss and analyze our net sales, earnings before interest and taxes (which we refer to as "operating income") and other information relevant to an understanding of our results of operations for the three months ended March 31, 2020 and 2019.

Analysis of Net Sales — Three Months Ended March 31, 2020 and 2019
The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended March 31,
	2020		2019
Net sales
Technical Products	$142.2	61%	$140.0	58%
Fine Paper and Packaging	91.4	39%	99.7	42%
Consolidated	$233.6	100%	$239.7	100%

Commentary:
The following table presents our net sales by segment for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Change in Net Sales Compared to Prior Period
				Change Due To
	2020	2019	Total Change	Volume	Net Price (a)	Currency
Technical Products	$142.2	$140.0	$2.2	$10.1	$(5.8)	$(2.1)
Fine Paper and Packaging	91.4	99.7	(8.3)	(5.8)	(2.5)	—
Consolidated	$233.6	$239.7	$(6.1)	$4.3	$(8.3)	$(2.1)

(a)         Includes changes in selling price and product mix.

Consolidated net sales of $233.6 million for the three months ended March 31, 2020 decreased $6.1 million (3%) from the prior year period. The decline in revenues resulted from lower volumes in the Fine Paper and Packaging segment, including impacts from the change from a major distributor, lower net selling prices in both segments and unfavorable currency translation effects. These items were only partly offset by increased volumes in Technical Products. On a constant currency basis, net sales declined 2 percent compared with the prior year.

•
Net sales in our technical products business increased $2.2 million (2%) from the prior year period. The revenue increase resulted primarily from higher volumes in the performance materials and filtration businesses, partly offset by lower selling prices, a lower-priced mix and unfavorable foreign currency effects.

•
Net sales in our fine paper and packaging business decreased $8.3 million (8%) from the prior year period. The decline was primarily due to lower commercial print volume, reflecting unusually weak market conditions and the impact of a change in the relationship with a major distributor, along with lower selling prices and a less favorable sales mix. These items were only partly offset by sales growth in both premium packaging and the consumer channel.

Analysis of Operating Income — Three and Nine Months Ended March 31, 2020 and 2019
The following table sets forth line items from our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended March 31,
	2020	2019
Net sales	100.0%	100.0%
Cost of products sold	76.9	81.8
Gross profit	23.1	18.2
Selling, general and administrative expenses	11.4	10.6
COVID-19 costs	0.5	—
Restructuring and other non-routine costs	0.6	—
Acquisition and due diligence costs	0.4	—
Other expense - net	0.1	0.3
Operating income	10.1	7.3
Interest expense - net	1.2	1.4
Income from continuing operations before income taxes	8.9	5.9
Provision for income taxes	1.9	1.0
Income from continuing operations	7.0%	4.9%

Commentary:
The following table presents our operating income by segment for the three months ended March 31, 2020 and 2019:

			Change in Operating Income Compared to Prior Period
	Three Months Ended March 31,			Change Due To
			Total		Net	Input
	2020	2019	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$16.2	$11.3	$4.9	$3.1	$(5.4)	$7.4	$(0.3)	$0.1
Fine Paper and Packaging	14.8	11.9	2.9	(1.5)	(1.2)	6.1	—	(0.5)
Unallocated corporate costs	(7.4)	(5.8)	(1.6)	—	—	—	—	(1.6)
Consolidated	$23.6	$17.4	$6.2	$1.6	$(6.6)	$13.5	$(0.3)	$(2.0)

(a)         Includes changes in selling price and product mix.
(b)         Includes price changes for raw materials and energy.
(c)          Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and SG&A expenses. In addition, in 2020 it included $1.1 million of unfavorable adjustments related to COVID-19 (as described below), $1.4 million of restructuring and other non-routine costs and $1.0 million of acquisition and due diligence costs. See the breakdown by segment and the reconciliation table on F-19 for further detail.

Consolidated operating income increased $6.2 million from the prior year period to $23.6 million for the three months ended March 31, 2020. The increase was mainly due to lower input costs in both segments, and higher sales volumes and improved manufacturing costs and efficiencies in Technical Products. These items were only partly offset by lower net selling prices in both segments, higher SG&A expense due to an increased reserve for uncollectible accounts and legal costs, and lower volume in Fine Paper and Packaging. Excluding $3.5 million of adjustments for 2020, adjusted operating income in 2020 increased $9.7 million (56%), to $27.1 million from $17.4 million. Adjusting items in 2020 included an accrual for a one-time special payment to our mill operators related to COVID-19, costs for the intended Vectorply acquisition, and restructuring and other non-routine costs. There were no adjusting items for the same period in 2019. See the reconciliation table on F-19 for further detail.

•
Operating income for our technical products business increased $4.9 million from the prior year period. Excluding unfavorable adjusting items of $0.8 million in 2020 related to COVID-19 and restructuring costs, adjusted operating income increased $5.7 million (50%) from $11.3 million to $17.0 million. Operating income increased as a result of lower input costs, higher sales volumes and improved manufacturing costs, which more than offset lower net selling prices and $1.3 million of higher SG&A expense due to increased provisions for uncollectible accounts and legal costs.

•
Operating income for our fine paper and packaging business increased $2.9 million from the prior year period. Excluding $1.4 million of non-routine costs in 2020 related to COVID-19, restructuring and indirect tax costs, adjusted operating income of $16.2 million in 2020 increased $4.3 million (36%) from $11.9 million in the prior year as a result of lower input costs and other cost improvements, partly offset by lower sales volumes and lower net selling prices.

•
Unallocated corporate expenses for the three months ended March 31, 2020 of $7.4 million increased $1.6 million from the prior year. Excluding 2020 adjustments of $1.3 million primarily related to acquisition and due diligence costs, adjusted unallocated corporate expenses increased $0.3 million.

The following table sets forth our operating income by segment, adjusted for the effects of certain costs, for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Technical Products
GAAP Operating Income	$16.2	$11.3
COVID-19 costs	0.6	—
Restructuring and other non-routine costs	0.2	—
Adjusted Operating Income	17.0	11.3

Fine Paper and Packaging
GAAP Operating Income	14.8	11.9
COVID-19 costs	0.5	—
Restructuring and other non-routine costs	0.5	—
2016-19 indirect tax costs	0.4	—
Adjusted Operating Income	16.2	11.9

Unallocated Corporate Costs
GAAP Operating Loss	(7.4)	(5.8)
Restructuring and other non-routine costs	0.3	—
Acquisition and due diligence costs	1.0	—
Adjusted Operating Loss	(6.1)	(5.8)

Consolidated
GAAP Operating Income	23.6	17.4
COVID-19 costs	1.1	—
Restructuring and other non-routine costs	1.0	—
Acquisition and due diligence costs	1.0	—
2016-19 indirect tax costs	0.4	—
Adjusted Operating Income	$27.1	$17.4

In accordance with generally accepted accounting principles in the United States ("GAAP"), consolidated operating income includes the pre-tax effects of COVID-19 costs, restructuring and other prior year costs, and acquisition and due diligence costs. We believe that by adjusting reported operating income to exclude the effects of such items, the resulting adjusted operating income is on a basis that reflects the results of our ongoing operations. In assessing COVID-19 impacts, we excluded only costs which were unusual, incremental and directly attributable to mitigating the effects COVID-19 on our operations. We believe that providing adjusted operating results will help investors gain an additional perspective of underlying business trends and results. Adjusted operating income is not a recognized term under GAAP and should not be considered in isolation or as a substitute for operating income derived in accordance with GAAP. Other companies may use different methodologies for calculating their non-GAAP financial measures and, accordingly, our non-GAAP financial measures may not be comparable to their measures.

Additional Statement of Operations Commentary:

•
SG&A expense of $26.6 million for the three months ended March 31, 2020 was $1.3 million higher than SG&A expense of $25.3 million in the prior year period. Costs in 2020 included a higher provision for uncollectible accounts receivable and legal expenses. For the three months ended March 31, 2020, SG&A expense as a percent of sales increased to 11.4% from 10.6% in the prior year period.

•	For the three months ended March 31, 2020, net interest expense of $2.9 million decreased compared with $3.2 million in the prior year period, due to lower average debt levels in 2020.

•
Historically, our effective tax rate has differed from the U.S. statutory tax rate primarily due to the proportion of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate, research and development and other tax credits and excess tax benefits from stock compensation. For the three months ended March 31, 2020 and 2019, we recorded an income tax expense of $4.3 million and $2.4 million, respectively. The effective income tax rate was 21% for the three months ended March 31, 2020 and 17% for the three months ended March 31, 2019. The effective income tax rate for the three months ended March 31, 2019 reflected a favorable adjustment to the reserve for uncertain tax positions following completion of a German tax audit.

•
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law in the U.S. The CARES Act includes various income and payroll tax provisions that we are in the process of analyzing to determine the financial impact on our financial statements. The most significant impact is expected to result from the ability to delay payment of certain 2020 payroll taxes until 2021 and 2022. Similar COVID-19 relief legislation has also been enacted in Germany, the Netherlands and the U.K. aimed at providing subsidies for employee retention and deferral of tax payments.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2020	2019
Net cash flow provided by (used in):
Operating activities	$14.2	$3.0

Investing activities:
Capital expenditures	(4.8)	(4.3)
Other investing activities	(0.1)	(0.4)
Total	(4.9)	(4.7)

Financing activities:
Net borrowings of long-term debt	71.7	7.4
Cash dividends paid	(8.0)	(7.6)
Shares purchased	(3.8)	(0.3)
Other financing activities	(0.5)	(0.2)
Total	59.4	(0.7)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.1
Net increase (decrease) in cash and cash equivalents	$68.5	$(2.3)

Operating Cash Flow Commentary

•
Cash provided by operating activities of $14.2 million for the three months ended March 31, 2020 was $11.2 million higher than cash provided by operating activities of $3.0 million in the prior year period. The increase resulted primarily from lower working capital requirements and higher earnings.

Investing Commentary:

•
For the three months ended March 31, 2020 and 2019, cash used by investing activities was $4.9 million and $4.7 million, respectively. Increased capital spending in 2020 of $0.5 million was due to timing of certain projects. For the full year 2020, we expect aggregate annual capital expenditures to be approximately half of our normal range of 2% to 4% of net sales.

Financing Commentary:
Our liquidity requirements are provided by cash generated from operations and short and long-term borrowings.

•
For the three months ended March 31, 2020, cash and cash equivalents increased $68.5 million to $77.5 million at March 31, 2020 from $9.0 million at December 31, 2019. Total debt increased $71.1 million to $271.9 million at March 31, 2020 from $200.8 million at December 31, 2019. We increased cash on hand through $65.0 million of borrowings against our Global Revolving Credit Facilities near quarter-end as a precautionary measure to protect against any potential disruption in the banking system that would adversely impact our short-term ability to access cash as a result of COVID-19 effects and to enhance our liquidity.

•
As of March 31, 2020, our cash balance of $77.5 million consisted of $71.2 million in the U.S. and $6.3 million held at entities outside of the U.S. As of March 31, 2020, there were no restrictions regarding the repatriation of our non-U.S. cash.

•
For the three months ended March 31, 2020 and 2019, cash provided by (used in) financing activities was $59.4 million and $(0.7) million, respectively. Cash related to financing activities consists primarily of net borrowings/repayments of long-term debt, dividends paid and share repurchases. During the three months ended March 31, 2020, we made net borrowings of $71.7 million on our debt compared to $7.4 million in the prior year period, as noted above.

•
Availability under our revolving credit facility varies over time depending on the value of our inventory, receivables and various capital assets. As of March 31, 2020, we had $93.0 million outstanding under our Global Revolving Credit Facilities and $117.2 million of available credit (based on exchange rates at March 31, 2020).

•
Our $175.0 million Senior Notes are due on May 15, 2021 and will become a current liability soon. We continue to actively monitor the debt markets for refinancing opportunities and believe that we will be able to refinance these notes later this year on more favorable terms than are currently available in the market. As of March 31, 2020, we were in compliance with all terms of the indenture for the 2021 Senior Notes.

•	We have required debt principal payments through March 31, 2021 of $3.3 million for principal payments on the two German loan agreements.

Transactions With Shareholders

•
In November 2019, our Board of Directors approved a 4% increase in the quarterly dividend on our Common Stock, to $0.47 per share, effective with the March 2020 dividend payment. For the three months ended March 31, 2020 and 2019, we paid cash dividends of $8.0 million (0.47 per common share) and $7.6 million (0.45 per common share), respectively.

•
Among the measures taken to manage our cash flow and preserve our liquidity, purchases under the 2020 Stock Purchase Plan were curtailed in March 2020 and remain suspended. The 2020 Stock Purchase Plan does not require us to purchase any specific number of shares and may be suspended or discontinued at any time. For the three months ended March 31, 2020 and 2019, we repurchased 59,577 shares of Common Stock at a cost of $3.6 million and 4,285 shares of Common Stock at a cost of $0.3 million, respectively. For further details on our Stock Purchase Plans refer to Note 7, "Stockholders' Equity" of Notes to Condensed Consolidated Financial Statements.

Other Items:

•
As of March 31, 2020, we had $42.3 million of state net operating losses ("NOLs"). Our state NOLs may be used to offset $2.6 million in state income taxes. If not used, substantially all of the state NOLs will expire in various amounts between 2021 and 2039. In addition, as of March 31, 2020, we had $21.0 million of U.S. federal and $7.6 million of U.S. state research and development tax credits ("R&D Credits") which, if not used, will expire between 2032 and 2040 for the U.S. federal R&D Credits and between 2020 and 2035 for the state R&D Credits.

Management believes that our ability to generate cash from operations and our borrowing capacity are adequate to fund working capital, capital spending and other cash needs for the next 12 months. Our ability to generate adequate cash from operations beyond 2020 will depend on, among other things, our ability to successfully implement our business strategies, control costs in line with market conditions, and manage the impact of changes in input prices and the impact and duration of COVID-19. We can give no assurance we will be able to successfully implement these items.

Critical Accounting Policies and Use of Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. We believe that the estimates, assumptions and judgments described in "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Estimates" of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. The critical accounting policies used in the preparation of the consolidated financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regard to estimates used. These critical judgments relate to the timing of recognizing sales revenue, the recoverability of deferred income tax assets, pension benefits and future cash flows associated with impairment testing of long-lived assets. Actual results could differ from these estimates and changes in these estimates are recorded when known. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition.  There have been no significant changes in these policies, or the estimates used in the application of the policies, since December 31, 2019.

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

•
the potential impact of COVID-19 on our projected customer demand, mill operations and supply chain, as well as our consolidated financial position, consolidated results of operations and consolidated cash flows in 2020;

•
the impact of competition, both domestic and international, changes in industry production capacity, including the construction of new mills or new machines, the closing of mills and incremental changes due to capital expenditures or productivity increases;

•	the loss of current customers or the inability to obtain new customers;

•	increases in commodity prices (particularly for pulp, energy and latex);

•	our ability to control costs, including transportation, and implement measures designed to enhance operating efficiencies;

•	the availability of raw materials and energy;

•	the enactment of adverse federal, state or foreign tax or other legislation or changes in government policy or regulation;

•	the impact of increased trade protectionism and tariffs on our business, results of operations and financial condition;

•	unanticipated expenditures related to the cost of compliance with environmental and other governmental regulations;

•	fluctuations in (i) exchange rates (in particular, changes in the U.S. dollar/Euro currency exchange rates) and (ii) interest rates;

•	increases in the funding requirements for our pension and postretirement liabilities;

•	our ability to identify attractive acquisition targets and to successfully integrate acquired businesses into our existing operations;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

As of March 31, 2020, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the three months ended March 31, 2020. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings
See Note 8, "Contingencies and Legal Matters" of Notes to Condensed Consolidated Financial Statements of Item 1 — Financial Statements.

Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, "Item 1A, "Risk Factors" of our most recent Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The following supplements the risk factors disclosed in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Our financial condition and results of operations have been and are expected to continue to be adversely affected by the recent coronavirus pandemic.
A novel strain of coronavirus, COVID-19, was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. The COVID-19 pandemic and measures taken to contain or mitigate the pandemic have caused, and are continuing to cause, business slowdown or shutdown in affected areas and significant disruption in the financial markets both globally and in the U.S., which has led to a decline in discretionary spending by consumers, which in turn has started to adversely impact our business, sales, financial condition and results of operations in March 2020. We cannot predict the degree to, or the time period over, which our sales and operations will be affected by this pandemic and preventive measures.

COVID-19 and measures to prevent its spread, including imposition of quarantines and prolonged closures of manufacturing facilities and retail stores, may impact our business in a number of ways. These impacts are expected to include an adverse effect from significantly reduced global economic activity and resulting demand for our products and our customers’ products and, therefore, the products we manufacture. They could also adversely affect our ability to operate our business, including potential disruptions to our supply chain and workforce. The COVID-19 impact on capital markets could impact our ability to successfully refinance our long-term debt and increase our cost of borrowing.  Our $175.0 million Senior Notes mature on May 15, 2021 and the adverse impacts of COVID-19 could prevent us from being able to refinance the 2021 Senior Notes in a timely manner or could result in unfavorable borrowing arrangements due to major volatility in the credit markets.

The impact of the COVID-19 pandemic on our business operations and results of operations began to be noticeable to a limited degree in March, with decreased customer demand and interruptions of collections of some accounts receivable. We expect the ongoing COVID-19 pandemic to have a material adverse impact on our business operations and our financial results, including our net sales, earnings and cash flows in the upcoming quarters. While it is currently too early to estimate, we expect the ultimate significance of the impact of these disruptions, including the extent of their adverse impact on our financial results, will be determined by the length of time that such disruptions continue, which will, in turn, depend on the duration of the COVID-19 pandemic and the impact of governmental regulations or guidelines in response to the pandemic. Although all of our global manufacturing facilities are currently operational and have been designated by governmental authorities as an "essential business", in the future they may be required to curtail or cease production in response to the spread of COVID-19, either in response to changing governmental orders or labor availability. In addition, our customers, distribution partners, service providers or suppliers may experience operational challenges, financial distress, file for bankruptcy protection, go out of business or suffer disruptions in their business due to COVID-19 which would have a material negative impact on our business.

The spread of COVID-19 and the requirements to take action to help limit the spread of the illness, will impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition. Even in those regions where we are beginning to experience business recovery, should those regions fail to fully contain COVID-19 or suffer a COVID-19 relapse, those markets may not recover as quickly or at all, which could have a material adverse effect on our business and results of operations.

To the extent the COVID-19 pandemic adversely affects our business, results of operations and financial condition, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities:

The following table contains information about our purchases of our equity securities for the three months ended March 31, 2020:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (a)
January	343	$—	—	$25,000,000
February	49,560	$61.06	46,667	$22,150,513
March	13,130	$58.18	12,890	$21,400,573

(a)         As of March 31, 2020, the Company has purchased 59,577 shares of Common Stock at an aggregate cost of $3.6 million under the 2019 Stock Purchase Plan.  For further discussion on the share repurchase plans refer to Note 7, "Stockholders' Equity" of Notes to Condensed Consolidated Financial Statements.

Item 6.  Exhibits

Exhibit Number	Exhibit
10.1
Second Amendment, dated March 12, 2020, to the Fourth Amended and Restated Credit Agreement dated December 10, 2018 by and among Neenah, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed herewith)

10.2*	Form of Performance Share Unit Award Agreement (filed herewith)

10.3*	Form of Restricted Stock Unit Award Agreement (filed herewith)

10.4*	Form of Restricted Stock Unit Award Agreement (retirement) (filed herewith)

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

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

May 11, 2020