Form 10-Q
period 2020-06-30
Neenah Inc
filed 2020-08-05
CIK 1296435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of August 3, 2020, there were 16,802,188 shares of the Company’s Common Stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$161.4	$253.4	$395.0	$493.1
Cost of products sold	140.0	202.7	319.6	398.7
Gross profit	21.4	50.7	75.4	94.4
Selling, general and administrative expenses	20.8	26.9	47.4	52.2
Asset restructuring and impairment costs (Note 10)	55.3	2.0	55.3	2.0
Other restructuring and non-routine costs	1.3	1.5	2.7	1.5
Loss on debt extinguishment (Note 5)	1.9	—	1.9	—
COVID-19 costs	0.4	—	1.5	—
Acquisition and due diligence costs	0.1	—	1.1	—
Other expense - net	0.1	0.5	0.4	1.5
Operating income (loss)	(58.5)	19.8	(34.9)	37.2
Interest expense - net	3.0	3.0	5.9	6.2
Income (loss) from continuing operations before income taxes	(61.5)	16.8	(40.8)	31.0
Provision (benefit) for income taxes	(11.4)	3.2	(7.1)	5.6
Net income (loss)	$(50.1)	$13.6	$(33.7)	$25.4

Earnings (Loss) Per Common Share
Basic	$(2.98)	$0.80	$(2.01)	$1.50
Diluted	$(2.98)	$0.80	$(2.01)	$1.49

Weighted Average Common Shares Outstanding (in thousands)
Basic	16,797	16,863	16,812	16,861
Diluted	16,797	16,910	16,812	16,914

Cash Dividends Declared Per Share of Common Stock	$0.47	$0.45	$0.94	$0.90

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(50.1)	$13.6	$(33.7)	$25.4
Reclassification of amounts recognized in the condensed consolidated statements of operations:
Amortization of adjustments to pension and other postretirement benefit liabilities (Note 6)	1.5	1.4	3.1	3.1
Unrealized foreign currency translation gain (loss)	3.6	1.5	(0.4)	(1.7)
Net gain from pension and other postretirement benefit plans	—	4.9	—	4.9
Income from other comprehensive income items	5.1	7.8	2.7	6.3
Provision for income taxes	0.4	1.6	0.6	1.8
Other comprehensive income	4.7	6.2	2.1	4.5
Comprehensive income (loss)	$(45.4)	$19.8	$(31.6)	$29.9

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$26.2	$9.0
Restricted cash (Note 5)	176.5	—
Accounts receivable (less allowances of $1.9 million and $1.5 million)	91.8	102.6
Inventories	115.0	122.8
Prepaid and other current assets	16.1	18.3
Total Current Assets	425.6	252.7
Property, Plant and Equipment
Property, plant and equipment, at cost	782.1	850.6
Less accumulated depreciation	462.6	470.0
Property, Plant and Equipment—net	319.5	380.6
Lease Right-of-Use Assets (Note 1)	21.0	13.9
Deferred Income Taxes	22.3	13.4
Goodwill	83.1	83.1
Intangible Assets—net	63.3	66.7
Other Noncurrent Assets	17.6	17.4
TOTAL ASSETS	$952.4	$827.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year (Note 5)	$179.7	$2.6
Lease liabilities payable within one year (Note 1)	2.8	1.9
Accounts payable	37.0	48.9
Accrued expenses	47.0	47.0
Total Current Liabilities	266.5	100.4
Long-term Debt	201.7	198.2
Noncurrent Lease Liabilities (Note 1)	19.3	13.0
Noncurrent Employee Benefits	89.3	93.1
Deferred Income Taxes	12.1	12.9
Other Noncurrent Obligations	5.5	3.9
TOTAL LIABILITIES	594.4	421.5
Contingencies and Legal Matters (Note 9)	—	—
TOTAL STOCKHOLDERS’ EQUITY	358.0	406.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$952.4	$827.8

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions, shares in thousands)
(Unaudited)

	2020 Activity
	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2019	18,678	$0.2	$(82.8)	$334.1	$268.1	$(113.3)	$406.3
Net income	—	—	—	—	16.4	—	16.4
Other comprehensive loss, including income taxes	—	—	—	—	—	(2.6)	(2.6)
Dividends declared	—	—	—	—	(8.0)	—	(8.0)
Shares purchased (Note 8)	—	—	(3.6)	—	—	—	(3.6)
Stock options exercised	3	—	—	—	—	—	—
Restricted stock vesting (Note 8)	8	—	(0.2)	—	—	—	(0.2)
Stock-based compensation	—	—	—	1.5	—	—	1.5
Balance, March 31, 2020	18,689	$0.2	$(86.6)	$335.6	$276.5	$(115.9)	$409.8
Net loss	—	—	—	—	(50.1)	—	(50.1)
Other comprehensive income, net of income taxes	—	—	—	—	—	4.7	4.7
Dividends declared	—	—	—	—	(8.0)	—	(8.0)
Shares purchased (Note 8)	—	—	—	—	—	—	—
Stock options exercised	2	—	—	—	—	—	—
Restricted stock vesting (Note 8)	9	—	—	—	—	—	—
Stock-based compensation	—	—	—	1.6	—	—	1.6
Balance, June 30, 2020	18,700	0.2	(86.6)	337.2	218.4	(111.2)	358.0

	2019 Activity
	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2018	18,597	$0.2	$(76.6)	$328.5	$243.2	$(105.1)	$390.2
Net income	—	—	—	—	11.8	—	11.8
Other comprehensive loss, including income taxes	—	—	—	—	—	(1.7)	(1.7)
Dividends declared	—	—	—	—	(7.6)	—	(7.6)
Shares purchased (Note 8)	—	—	(0.3)	—	—	—	(0.3)
Stock options exercised	9	—	—	—	—	—	—
Restricted stock vesting (Note 8)	3	—	(0.1)	—	—	—	(0.1)
Stock-based compensation	—	—	—	1.9	—	—	1.9
Balance, March 31, 2019	18,609	$0.2	$(77.0)	$330.4	$247.4	$(106.8)	$394.2
Net income	—	—	—	—	13.6	—	13.6
Other comprehensive income, net of income taxes	—	—	—	—	—	6.2	6.2
Dividends declared	—	—	—	—	(7.6)	—	(7.6)
Shares purchased (Note 8)	—	—	(1.6)	—	—	—	(1.6)
Stock options exercised	1	—	—	—	—	—	—
Restricted stock vesting (Note 8)	21	—	—	—	—	—	—
Stock-based compensation	—	—	—	1.7	—	—	1.7
Other/currency	—	—	—	—	—	—	—
Balance, June 30, 2019	18,631	0.2	(78.6)	332.1	253.4	(100.6)	406.5

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$(33.7)	$25.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19.7	19.0
Stock-based compensation	3.1	3.6
Deferred income tax provision (benefit)	(10.3)	1.9
Asset impairment costs (Note 10)	52.3	—
Loss on debt extinguishment (Note 5)	1.9	—
Loss on asset dispositions	0.1	0.1
Provision for uncollectible accounts receivable	1.1	—
Non-cash effects of changes in liabilities for uncertain income tax positions	—	(0.4)
Decrease (increase) in working capital	7.9	(7.3)
Pension and other postretirement benefits	(0.1)	(0.9)
Long-term payroll taxes	1.7	—
Other	(0.1)	(0.4)
NET CASH PROVIDED BY OPERATING ACTIVITIES	43.6	41.0

INVESTING ACTIVITIES
Capital expenditures	(8.0)	(9.0)
Purchase of marketable securities	(0.1)	(0.3)
Other	(0.2)	(0.3)
NET CASH USED IN INVESTING ACTIVITIES	(8.3)	(9.6)

FINANCING ACTIVITIES
Long-term borrowings (Note 5)	291.0	124.3
Repayments of long-term debt (Note 5)	(107.5)	(139.9)
Debt issuance costs	(5.2)	(0.4)
Cash dividends paid	(16.0)	(15.2)
Shares purchased (Note 8)	(3.8)	(2.0)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	158.5	(33.2)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(0.1)	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	193.7	(1.8)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9.0	9.9
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$202.7	$8.1

RECONCILIATION TO THE CONDENSED CONSOLIDATED BALANCE SHEET:
Cash and cash equivalents	$26.2	$8.1
Restricted cash (Note 5)	176.5	—
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$202.7	$8.1
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest costs capitalized	$5.4	$5.7
Cash paid during period for income taxes	$3.0	$9.3
Non-cash investing activities:
Liability for equipment acquired	$2.1	$1.7

 See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except as noted)

Note 1.  Background and Basis of Presentation
Background
Neenah, Inc. ("Neenah" or the "Company"), is a Delaware corporation incorporated in April 2004. The Company has two primary operations: its technical products business and its fine paper and packaging business. See Note 11, "Business Segment Information."

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

Impacts of COVID-19
The Company assessed the impacts of the novel coronavirus pandemic (“COVID-19” or the "pandemic") on its various accounting estimates and significant judgments, including those that require consideration of forecasted financial information in the context of the unknown future impacts of COVID-19, using information that is reasonably available at this time. The accounting estimates and other matters assessed included, but were not limited to, goodwill, indefinite-lived intangibles and other long-lived assets, allowance for uncollectible accounts receivable, valuation allowances for tax assets and revenue recognition. Based on the Company’s current assessment of these estimates and due to the adverse impacts of COVID-19, the Company recorded a non-cash impairment loss of $52.3 million to write-down certain long-lived assets for the three months ended June 30, 2020. The Company also recorded $2.6 million of restructuring charges due to the idling of a fine paper machine and other smaller assets and $0.4 million of related severance costs. See Note 10, "Asset Restructuring and Impairment Costs" for further discussion.

The Company also recorded incremental and direct costs of responding to COVID-19 including purchases of personal protective equipment and additional cleaning and sanitation costs of $1.5 million for the six months ended June 30, 2020. This included a one-time special payment to its mill operators of $1.1 million related to COVID-19 during the three months ended March 31, 2020.

Earnings per Share ("EPS")
The following table presents the computation of basic and diluted EPS (dollars in millions except per share amounts, shares in thousands):

Earnings (Loss) Per Basic Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income (loss) from continuing operations	$(50.1)	$13.6	$(33.7)	$25.4
Amounts attributable to participating securities	—	(0.1)	(0.1)	(0.2)
Net income (loss) available to common stockholders	$(50.1)	$13.5	$(33.8)	$25.2

Weighted-average basic shares outstanding	16,797	16,863	16,812	16,861

Basic earnings (loss) per share	$(2.98)	$0.80	$(2.01)	$1.50

Earnings (Loss) Per Diluted Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income (loss) from continuing operations	$(50.1)	$13.6	$(33.7)	$25.4
Amounts attributable to participating securities	—	(0.1)	(0.1)	(0.2)
Net income (loss) available to common stockholders	$(50.1)	$13.5	$(33.8)	$25.2

Weighted-average basic shares outstanding	16,797	16,863	16,812	16,861
Add: Assumed incremental shares under stock compensation plans (a)	—	47	—	53
Weighted-average diluted shares	16,797	16,910	16,812	16,914

Diluted earnings (loss) per share	$(2.98)	$0.80	$(2.01)	$1.49

(a)        For the three months ended June 30, 2020 and 2019, there were 338,690 and 230,928 potentially dilutive options, respectively, excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s Common Stock. For the six months ended June 30, 2020 and 2019, there were 340,886 and 231,129 potentially dilutive options, respectively, similarly excluded from the computation of dilutive common shares. In addition, as a result of the loss from continuing operations for the three and six months ended June 30, 2020, incremental shares of 23,000 and 28,000, respectively, resulting from the dilutive options and performance share units, were excluded from the diluted earnings per share calculation as the effect would have been anti-dilutive.

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

The following table presents the carrying value and the fair value of the Company’s debt:

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
Term Loan B (variable rates)	$200.0	$200.0	$—	$—
2021 Senior Notes (5.25% fixed rate)	175.0	175.0	175.0	174.3
Global Revolving Credit Facility (variable rates)	10.1	10.1	21.6	21.6
German loan agreement (2.45% fixed rate)	2.9	3.0	3.5	3.6
German loan agreement (1.45% fixed rate)	3.0	3.0	3.7	3.7
Total debt	$391.0	$391.1	$203.8	$203.2

(a)         The fair value for all debt instruments was estimated from Level 2 measurements using rates currently available to the Company for debt of the same remaining maturities.

As of June 30, 2020, the Company had $4.1 million in marketable securities in the U.S. classified as "Other Noncurrent Assets" on the Condensed Consolidated Balance Sheet. The cost of such marketable securities was $4.5 million. Fair value for the Company’s marketable securities was estimated from Level 1 inputs. The Company’s U.S. marketable securities are designated for the payment of benefits under its supplemental employee retirement plan ("SERP"). As of June 30, 2020, Neenah Germany had investments of $2.1 million that were restricted to the payment of certain post-retirement employee benefits of which $0.6 million and $1.5 million are classified as "Prepaid and other current assets" and "Other Noncurrent Assets", respectively, on the Condensed Consolidated Balance Sheet. The cost of these investments approximate market.

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

Refer to Note 11, "Business Segment Information" for disaggregation of segment revenue from contracts with customers for the three and six months ended June 30, 2020 and 2019.

Allowance for Uncollectible Accounts Receivable
In January 2020, the Company adopted Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which amends the FASB's guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model (known as the "current expected credit loss model" or "CECL") that is based on expected losses rather than incurred losses. The adoption of this standard did not have a material impact on the Company's financial position, results of operations and cash flows. Losses on receivables are estimated based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written-off when it is probable that contractual payments due will not be collected in accordance with the terms of the agreement. The allowance for uncollectible accounts receivable was $1.9 million and $1.5 million as of June 30, 2020 and December 31, 2019. The Company recorded a $1.0 million provision for uncollectible accounts receivable from the impacts of

COVID-19 for the three months ended March 31, 2020. There were no significant new provisions recorded for the three months ended June 30, 2020.

Leases
The Company has operating leases for corporate offices, warehouses and certain equipment, with remaining lease terms of up to 11 years, some of which include options to extend the leases for up to five years. The Company determines if an arrangement is a lease at inception. Operating leases with terms greater than 12 months are included in "Lease Right-of-Use Assets", "Lease liabilities payable within one year" and "Noncurrent Lease Liabilities" on the Condensed Consolidated Balance Sheets. As of June 30, 2020, the Company did not have any material finance leases.

In March 2020, the Company entered into operating leases for two warehouse buildings, and recognized a right-of-use ("ROU") asset and a corresponding lease liability of $6.6 million with a term of 10 years, and an ROU asset and corresponding lease liability of $1.8 million with a term of 5 years. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

Note 2.  Accounting Standards Changes
As of June 30, 2020, no amendments to the ASC have been issued that will have or are reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 3.  Supplemental Balance Sheet Data

The following table presents inventories by major class:

	June 30, 2020	December 31, 2019
Raw materials	$31.5	$32.8
Work in progress	20.0	26.4
Finished goods	67.0	67.3
Supplies and other	5.5	5.2
	124.0	131.7
Adjust FIFO inventories to LIFO cost	(9.0)	(8.9)
Total	$115.0	$122.8

The FIFO values of inventories valued on the LIFO method were $99.3 million and $102.2 million as of June 30, 2020 and December 31, 2019, respectively. For the three and six months ended June 30, 2020, income from continuing operations before income taxes was reduced by less than $0.1 million due to a decrease in certain LIFO inventory quantities.

The following table presents changes in accumulated other comprehensive income (loss) ("AOCI") for the six months ended June 30, 2020:

	Net Unrealized Foreign Currency Translation Loss	Net Loss from Pension and Other Postretirement Liabilities	Accumulated Other Comprehensive Loss
AOCI — December 31, 2019	$(19.0)	$(94.3)	$(113.3)
Other comprehensive loss before reclassifications	(0.4)	—	(0.4)
Amounts reclassified from AOCI	—	3.1	3.1
Income (loss) from other comprehensive income items	(0.4)	3.1	2.7
Provision (benefit) for income taxes	(0.2)	0.8	0.6
Other comprehensive income (loss)	(0.2)	2.3	2.1
AOCI — June 30, 2020	$(19.2)	$(92.0)	$(111.2)

For each of the six months ended June 30, 2020 and 2019, the Company reclassified $3.1 million of costs from AOCI to "Other expense - net" on the Condensed Consolidated Statements of Operations. For each of the six months ended June 30, 2020 and

2019, the Company recognized an income tax benefit of $0.8 million related to such reclassifications classified as "Provision for income taxes" on the Condensed Consolidated Statements of Operations.

Note 4. Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Income tax expense (benefit) represented (19)% and 19% of pre-tax book income (loss) for the three months ended June 30, 2020 and 2019, respectively, and (17)% and 18% of pre-tax book income (loss) for the six months ended June 30, 2020 and 2019, respectively. The effective income tax (benefit) rates for the three and six months ended June 30, 2020 were significantly impacted by the effects of the $52.3 million asset impairment loss of the U.S. transportation filtration asset (see Note 10, "Asset Restructuring and Impairment Costs"). As of June 30, 2020, the Company evaluated its ability to utilize its deferred tax assets, including research and development and other tax credits and net operating losses ("NOLs"), before they expire. As a result of the impacts of COVID-19 and other factors, a $4.0 million tax expense was recorded to increase the valuation allowance against certain state tax credits and NOLs. In determining the need for a valuation allowance, the Company considered many factors, including specific taxing jurisdictions, sources of taxable income and income tax strategies. A valuation allowance is recognized if, based on the weight of available evidence, the Company concludes that it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

The following table presents the principal reasons for the difference between the Company's effective income tax (benefit) rate and the U.S. federal statutory income tax (benefit) rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
U.S. federal statutory income tax (benefit) rate	(21)%	21%	(21)%	21%
U.S. state income taxes (benefit), net of federal income tax effect	(4)%	2%	(5)%	1%
Foreign tax rate differences and financing structure	—%	—%	—%	1%
U.S. taxes on foreign earnings	—%	—%	1%	1%
Research and development and other tax credits	2%	(7)%	(3)%	(6)%
Excess tax benefits from stock compensation	—%	—%	—%	—%
Uncertain income tax positions	—%	1%	1%	(1)%
Valuation allowances	6%	—%	10%	—%
Other differences - net	(2)%	2%	—%	1%
Effective income tax (benefit) rate	(19)%	19%	(17)%	18%

Note 5.  Debt
Long-term debt consisted of the following:

	June 30, 2020	December 31, 2019
Term Loan B (variable rates) due June 2027	$200.0	$—
2021 Senior Notes (5.25% fixed rate) due May 2021	175.0	175.0
Global Revolving Credit Facility (variable rates) due December 2023	10.1	21.6
German loan agreement (2.45% fixed rate) due in quarterly installments ending September 2022	2.9	3.5
German loan agreement (1.45% fixed rate) due in quarterly installments ending March 2023	3.0	3.7
Debt discounts and deferred financing costs	(9.6)	(3.0)
Total debt	381.4	200.8
Less: Debt payable within one year	179.7	2.6
Long-term debt	$201.7	$198.2

2021 Senior Notes
In May 2013, the Company completed an underwritten offering of eight-year senior unsecured notes (the "2021 Senior Notes") at a face amount of $175 million. The 2021 Senior Notes contained terms, covenants and events of default with which the Company must comply, which the Company believed were ordinary and standard for notes of this nature. As of June 30, 2020, the Company was in compliance with all terms of the indenture for the 2021 Senior Notes (the "2021 Note Indenture"). As noted below under "Subsequent Event", on June 30, 2020, the Company initiated the calling of the 2021 Senior Notes for redemption in full on July 16, 2020 and recorded a debt extinguishment charge of $1.9 million related to the write-off of the remaining deferred financing costs associated with the 2021 Senior Notes.

Term Loan B Credit Facility
On June 30, 2020, the Company entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) by and among the Company, as borrower, certain of its domestic subsidiaries, as guarantors (the “Guarantors”, and together with the Company, the “Term Loan Parties”), a syndicate of banks, financial institutions and other entities as lenders (the “TLB Lenders”), and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders (the “TLB Administrative Agent”). The Term Loan Credit Agreement provides a seven-year Term Loan B credit facility (the "Term B Facility") in the initial principal amount of $200 million (the "Term Loan B".) The Term Loan B was executed in a single $200 million draw on the closing date. Proceeds under the Term B Facility were used to redeem in full the 2021 Senior Notes, repay borrowings under the Company’s senior secured revolving credit facility, pay fees and expenses of the transaction and for general corporate purposes. Under the terms of the Term Loan Credit Agreement, and subject to certain conditions and adjustments, the Company may from time to time solicit the TLB Lenders or new lenders to provide incremental term loan financings under the Term B Facility up to $125 million in the aggregate (each an "Incremental Term Facility"). The proceeds of an Incremental Term Facility may be used for general corporate purposes of the Company and its subsidiaries, including permitted acquisitions, investments and other uses not prohibited by the Term Loan Credit Agreement.

The obligations under the Term Loan Credit Agreement are jointly and severally guaranteed by the Guarantors and are secured by all or substantially all of the assets of the Term Loan Parties, including (i) a first- priority security interest in all of the tangible and intangible non-current assets of the Term Loan (collectively, the “TLB Priority Collateral”), and (ii) a second-priority security interest in all of the current assets of the Term Loan Parties comprising priority collateral of the lenders under the Company’s secured revolving credit facility (together with the TLB Priority Collateral, the “Collateral”). Under the terms of the Term Loan Credit Agreement, borrowings under the Term B Facility will bear interest at a per annum rate equal to either (a) the reserve-adjusted LIBOR rate for interest periods of one, two or three months, plus an applicable rate of 4.00% per annum, or (b) the Alternate Base Rate, plus an applicable rate of 2.00% per annum. “Alternate Base Rate” will be equal to the greatest of (1) the prime rate as quoted from time to time in The Wall Street Journal or published by the Federal Reserve Board, (2) the overnight bank funding rate established by the Federal Reserve Bank of New York, plus 50 basis points, and (3) one-month reserve-adjusted LIBOR plus 100 basis points. The Alternate Base Rate is subject to a “floor” of 2.0%, and the adjusted LIBOR rate is subject to a “floor” of 1.0%. The Term Loan B is repayable in equal quarterly installments commencing on September 30, 2020 in an aggregate annual amount equal to 1% of the original principal amount of the Term B Facility (subject to certain reductions in connection with debt prepayments and debt buybacks). The entire unpaid principal balance of the Term Loan B, together with all accrued and unpaid interest thereon, will be due and payable at maturity on June 30, 2027.

The Company is required to make mandatory prepayments of the Term Loan B, commencing with the fiscal year ending December 31, 2021, based on certain secured leverage ratios levels, among other requirements, as per below:

Secured leverage ratio levels	Mandatory prepayments
< 1.50	No prepayments required
1.50 - 2.50	25% of Excess Cash Flow
> 2.50	50% of Excess Cash Flow

“Secured Leverage Ratio” means the ratio, for the four most recent fiscal quarters, of the net secured indebtedness of the Company as of the last day of such period to EBITDA for such period. “Excess Cash Flow” means consolidated net income, plus or minus adjustments for specified items including, among others:(i) increases or decreases in working capital, (ii) certain capital expenditures, (iii) scheduled principal payments and voluntary prepayments of certain funded indebtedness, (iv) interest expense and any premium, make-whole or penalty payments in respect of indebtedness, (v) taxes, (vi) permitted acquisitions and certain other permitted investments, and (vii) up to $8.75 million per fiscal quarter of regularly scheduled quarterly cash dividends paid by the Company. The Term Loan Credit Agreement contains covenants and events of default which the Company believes are customary for agreements of this nature.

Subsequent Event
On June 30, 2020, the Company irrevocably instructed the trustee under the 2021 Note Indenture (the “2021 Note Trustee”) to issue a notice calling all of the Company’s outstanding 2021 Notes for redemption. Also on June 30, 2020, the Company deposited in trust with the 2021 Note Trustee funds from the Term Loan B proceeds equal to the sum of the redemption price (equal to 100% of the principal amount thereof) of the 2021 Notes, plus accrued and unpaid interest thereon, and the 2021 Note Indenture was satisfied and discharged. The funds held by the 2021 Note Trustee were shown as “Restricted Cash” and the 2021 Senior Notes were shown in “Debt payable within one year” on the condensed consolidated balance sheet as of June 30, 2020. The redemption of the 2021 Senior Notes and distribution from the 2021 Note Trustee account were completed on July 16, 2020.

Secured Revolving Credit Facility
In December 2018, the Company amended its existing global secured revolving credit facility (the “Global Revolving Credit Facility”) by entering into a Fourth Amended and Restated Credit Agreement, dated December 10, 2018 (the “ABL Credit Agreement”). The Global Revolving Credit Facility will mature on December 10, 2023.

On June 30, 2020, the Company amended its existing ABL Credit Agreement (the "Third Amendment") to among other things, (a) remove the applicable components of the TLB Priority Collateral from the borrowing base calculation under the Global Revolving Credit Facility, (b) permit the pledging of the Collateral under the Term B Facility and subordinate liens of the Fourth Amended and Restated Credit Agreement lenders on TLB Priority Collateral to the first position liens on TLB Priority Collateral under the Term B Facility, (c) reduce the U.S. revolving credit facility amount from $150 million to $125 million, (d) reduce the German revolving credit facility amount from $75 million to $50 million, and (e) adjust certain reporting and financial covenant activation and deactivation thresholds.

Availability under the Global Revolving Credit Facility varies over time depending on the value of the Company’s inventory, receivables and various capital assets. As of June 30, 2020, the Company had $10.1 million of borrowings and $0.5 million in letters of credit outstanding under the Global Revolving Credit Facility and $132.8 million of available credit (based on exchange rates at June 30, 2020). As of June 30, 2020, the weighted-average interest rate on outstanding Global Revolving Credit Facility borrowings was 1.3 percent per annum. As of December 31, 2019, the weighted-average interest rate under the Global Revolving Credit Facility was 1.3 percent per annum.

The ABL Credit Agreement contains covenants with which the Company and its subsidiaries must comply during the term of the agreement, which the Company believes are ordinary and standard for agreements of this nature. As of June 30, 2020, the Company was in compliance with all terms of the ABL Credit Agreement.

Under the terms of the Term Loan Credit Agreement and the ABL Credit Agreement, the Company has limitations on its ability to repurchase shares of and pay dividends on its Common Stock. These limitations are triggered depending on the Company’s credit availability under the ABL Credit Agreement and leverage levels under the Term Loan Credit Agreement. As of June 30, 2020, none of these covenants were restrictive to the Company’s ability to repurchase shares of and pay dividends on its Common Stock.

For additional information about the Company's debt agreements, see Note 7, "Debt" of the Notes to Consolidated Financial Statements in the 2019 Form 10-K and the agreements attached to this Quarterly Report on Form 10-Q as Exhibit 10.1 and 10.2.

Borrowings and Repayments of Long-Term Debt
The Condensed Consolidated Statements of Cash Flows present borrowings and repayments under the Global Revolving Credit Facility using a gross approach. This approach presents not only discrete borrowings for transactions such as a business acquisition, but also reflects all borrowings and repayments that occur as part of daily management of cash receipts and disbursements. For the six months ended June 30, 2020, the Company made net long-term debt borrowings of $183.5 million which related to the $200.0 million draw down on the Term Loan B offset by net repayments of $11.2 million on the Global Revolving Credit Facility related to daily cash management activities and $1.3 million of scheduled debt repayments. For the six months ended June 30, 2019, the Company made scheduled debt repayments of $1.0 million and net long-term debt repayments of $14.6 million related to daily cash management activities.

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

The following table presents the components of net periodic benefit cost for the Company’s defined benefit plans and postretirement plans other than pensions:

Components of Net Periodic Benefit Cost for Defined Benefit Plans

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended June 30,
	2020	2019	2020	2019
Service cost	$1.2	$1.3	$0.3	$0.3
Interest cost	3.5	4.1	0.2	0.4
Expected return on plan assets (a)	(5.2)	(5.3)	—	—
Recognized net actuarial loss	1.3	1.1	0.1	0.2
Amortization of prior service benefit	0.1	0.1	—	—
Net periodic benefit cost	$0.9	$1.3	$0.6	$0.9

	Pension Benefits		Postretirement Benefits Other than Pensions
	Six Months Ended June 30,
	2020	2019	2020	2019
Service cost	$2.4	$2.6	$0.6	$0.6
Interest cost	7.0	8.2	0.4	0.8
Expected return on plan assets (a)	(10.4)	(10.3)	—	—
Recognized net actuarial loss	2.6	2.6	0.3	0.4
Amortization of prior service benefit	0.2	0.1	—	—
Net periodic benefit cost	$1.8	$3.2	$1.3	$1.8

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

The Company continues to monitor the impact of COVID-19 and related global economic conditions and uncertainty on the pension and other postretirement benefit plans. For the six months ended June 30, 2020, the Company made $3.5 million of aggregate contributions to qualified and nonqualified defined benefit pension trusts and payments to pension benefits for unfunded pension and other postretirement benefit plans. The Company expects to make $7.2 million of such payments in calendar 2020. The Company made similar payments of $6.3 million and $13.1 million for the six months ended June 30, 2019 and for the year ended December 31, 2019, respectively.

Multi-Employer Plan
Historically, the Company has contributed to the PACE Industry Union-Management Pension Fund (the “PIUMPF"), a multiemployer pension plan. The amount of our annual contributions to the PIUMPF was negotiated with the plan and the bargaining unit representing our employees covered by the plan. The PIUMPF was certified to be in "critical status" for the plan year beginning January 1, 2010, and continued to be in critical status for the plan year beginning January 1, 2018.

Effective July 1, 2018, the Company and representatives of the United Steelworkers Union (the "USW") of the Lowville mill withdrew from the PIUMPF and recorded an estimated withdrawal liability of $1.0 million, which assumed payment of $0.1 million per year over 20 years, discounted at a credit adjusted risk-free rate of 5.7%. In October 2019, the Company received a billing from PIUMPF for the withdrawal liability, which confirmed the $1.0 million liability, and the Company began making monthly payments. In addition to the withdrawal liability, in October 2019, PIUMPF also demanded immediate payment of $1.3 million for the Company's pro-rata share of the fund's accumulated funding deficiency, which the Company is challenging. As such, the Company has not recorded a liability for this amount (which accrues interest at an annual rate of 12%) as of June 30, 2020.

Note 7.  Stock Compensation Plan
Stock Options and Stock Appreciation Rights ("Options")
There were no Options awarded during the six months ended June 30, 2020.

The following table presents information regarding Options that vested during the six months ended June 30, 2020:

Options vested	67,054
Aggregate grant date fair value of Options vested (in millions)	$1.0

The following table presents information regarding outstanding Options:

	June 30, 2020	December 31, 2019
Options outstanding	387,530	416,548
Aggregate intrinsic value (in millions)	$0.9	$3.9
Per share weighted average exercise price	$70.71	$70.08
Exercisable Options	358,617	318,029
Aggregate intrinsic value (in millions)	$0.9	$3.9
Unvested Options	28,913	98,519
Per share weighted average grant date fair value	$14.73	$14.41

Performance Share Units ("PSUs") and Restricted Share Units ("RSUs")
For the six months ended June 30, 2020, the Company granted target awards of 43,935 PSUs. The measurement period for the PSUs is January 1, 2020 through December 31, 2022. The PSUs vest on December 31, 2022. Common Stock of an amount between zero and 200 percent of the PSUs target will be awarded based on the Company’s return on invested capital, consolidated revenue growth, free cash flow as a percentage of net sales, and total return to shareholders relative to the companies in the Russell 2000® Value small cap index. The Company’s return on invested capital, consolidated revenue growth, and free cash flow as a percentage of net sales are adjusted for certain items as further described in the Performance Share Award Agreement. The market price on the date of grant for the PSUs was $63.16 per share.

For the six months ended June 30, 2020, the Company awarded 78,957 RSUs to certain employees. The weighted average grant date fair value of such awards was $62.22 per share and the one third of the shares will vest on each of the first three anniversaries of the grant date, with certain exceptions for retiring employees. For the six months ended June 30, 2020, the Company also awarded 14,112 RSUs to non-employee members of the Board of Directors. The weighted average grant date fair value of such awards was $49.60 per share and the awards vest one year from the date of grant. During the vesting period, the holders of the RSUs are entitled to dividends, but the RSUs do not have voting rights. Generally, the RSUs and PSUs are forfeited in the event the holder is no longer working for the Company on the vesting date. However, under specific circumstances, vesting may be accelerated or reflect pro-rata vesting.

Note 8.  Stockholders' Equity
Common Stock
As of June 30, 2020 and December 31, 2019, the Company had 16,802,000 shares and 16,843,000 shares of Common Stock outstanding, respectively.

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

The following table shows shares purchased and value ($ in millions) under the respective stock purchase plans:

	Six Months Ended June 30,
	2020		2019
	Shares	Amount	Shares	Amount
2020 Stock Purchase Plan	59,577	$3.6	—	$—
2019 Stock Purchase Plan	—	—	31,268	1.9

For the six months ended June 30, 2020 and 2019, the Company acquired 3,612 and 1,851 shares of Common Stock, at a cost of $0.2 million and $0.1 million, respectively, for shares surrendered by employees to pay taxes due on vested restricted stock awards.

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

Employees and Labor Relations
The Company’s U.S. union employees are represented by the USW. Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the "IG BCE"). In the Netherlands, most of our employees are eligible to be represented by the CNV and the FNV. As of June 30, 2020, the Company had 384 U.S. employees covered under collective bargaining agreements that have or will expire in the next 12 months.

The following table shows the expiration dates of the Company’s various bargaining agreements and the number of employees covered under each of these agreements:

Contract Expiration Date	Location	Union	Number of Employees
April 2020	Eerbeek, Netherlands	CNV, FNV	(a) (b)
August 2020	Neenah Germany	IG BCE	(a)
January 2021	Whiting, WI	USW	201
June 2021	Neenah, WI	USW	183
July 2021	Munising, MI	USW	180
November 2021	Lowville, NY	USW	94
May 2022	Appleton, WI	USW	84

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

Note 10.  Asset Restructuring and Impairment Costs
During the three months ended June 30, 2020, due to the adverse impacts of COVID-19, the Company recorded non-cash asset restructuring and impairment costs of $55.3 million, of which $52.3 million related to a non-cash impairment loss for long-lived assets used primarily in the Technical Products segment. The other charge of $3.0 million arose from accelerated depreciation due to the idling of assets and related employee termination benefits for a workforce reduction in the Fine Paper and Packaging segment.

The pandemic triggered the evaluation of the carrying values of long-lived assets in the Technical Products segment, with the largest impact resulting from changes in the duration of the ramp-up of net sales of the Company's U.S. transportation filtration asset. As a result of the change in forecast of net sales and profitability, the Company determined that indicators of impairment in the carrying value of the property, plant and equipment were present at June 30, 2020. Accordingly, based on the applicable accounting guidance, the Company tested the recoverability of those long-lived assets using undiscounted estimates of the future cash flows from the use of those assets. The recoverability tests indicated that the long-lived assets were impaired at June 30, 2020. As a result, the Company determined the fair value of the long-lived assets principally on a probability-weighting of the discounted cash flows expected under multiple operating scenarios, based in part on the Company's current and future evaluation of economic conditions, as well as current and future plans. The Company used a credit-adjusted risk-free rate of 9.5% based on the expected rate of return from the highest and best use of similar assets by a market participant. An impairment charge of $51.0 million was recorded in the Technical Products segment to reduce the carrying value of the assets to their indicated fair values. These fair value calculations are highly subjective and require management to make assumptions and apply judgments to estimates regarding the timing and amount of future cash flows, probabilities related to various cash flow scenarios, and appropriate discount rates based on the perceived risks, among others. While the Company believes its assumptions and judgments about future cash flows are reasonable, future impairment charges may be required if the expected cash flow estimates do not occur or if events change requiring the Company to significantly revise its estimates. Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs.

The Company also tested its indefinite-lived intangible assets (brand names) for impairment using the applicable accounting guidance and as a result recorded an impairment loss of $0.9 million and $0.4 million in the Fine Paper and Packaging and Technical Products segments, respectively. The Company updated the qualitative review of goodwill and other indefinite-lived intangibles, noting that there were no impairment indicators triggered as of June 30, 2020.

During the three months ended June 30, 2020, the adverse impacts of COVID-19 led to additional actions taken to consolidate the Company's operational footprint with the idling of a fine paper machine and other smaller assets and reallocating their volume, optimizing and eliminating certain product brands and SKUs and restructuring parts of its workforce. During the three months ended June 30, 2020, the Company recorded accelerated depreciation of $2.6 million related to the idling of the manufacturing assets and $0.4 million of employee termination benefit costs.

For the three and six months ended June 30, 2019, the Company recorded $2.0 million of accelerated depreciation and spare parts inventory reserves related to an idled paper machine in the Fine Paper and Packaging segment.

A summary of the asset restructuring and impairment costs incurred during the three and six months ended June 30, 2020 and 2019, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Impairment losses	$52.3	$—	$52.3	$—
Restructuring charges from idled assets	2.6	2.0	2.6	2.0
Severance costs	0.4	—	0.4	—
Total	$55.3	$2.0	$55.3	$2.0

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Performance Materials	57%	58%	58%	58%
Filtration	43%	42%	42%	42%
Total	100%	100%	100%	100%

The Fine Paper and Packaging segment is a leading supplier of premium printing and other high-end specialty papers ("Graphic Imaging"), and premium packaging ("Packaging"), primarily in North America. The following table presents sales by product category for the fine paper and packaging business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Graphic Imaging	69%	78%	74%	79%
Packaging	31%	22%	26%	21%
Total	100%	100%	100%	100%

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

The following tables summarize the net sales and operating income (loss) for each of the Company’s business segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales
Technical Products	$106.1	$146.4	$248.3	$286.4
Fine Paper and Packaging	55.3	107.0	146.7	206.7
Consolidated	$161.4	$253.4	$395.0	$493.1

	Three Months Ended June 30,		Six Months Ended June 30,
	2020 (a)	2019 (c)	2020 (b)	2019 (c)
Operating income (loss)
Technical Products	$(47.3)	$12.5	$(31.1)	$23.8
Fine Paper and Packaging	(4.1)	12.9	10.7	24.8
Unallocated corporate costs	(7.1)	(5.6)	(14.5)	(11.4)
Consolidated	$(58.5)	$19.8	$(34.9)	$37.2

(a)
Operating income (loss) for the three months ended June 30, 2020 included (1) $55.3 million of asset restructuring and impairment costs ($51.6 million within Technical Products and $3.7 million within Fine Paper and Packaging) related to the impairment of certain long-lived assets, as well as the idling of a paper machine and other smaller assets and related severance costs; (2) $1.9 million of loss on debt extinguishment ($0.1 million within Technical Products and $1.8 million within Unallocated corporate costs) related to the redemption of the 2021 Senior Notes and resizing of the Global Revolving Credit Facility; (3) $0.4 million of incremental and direct costs of responding to COVID-19 ($0.1 million within Technical Products, $0.1 million within Fine Paper and Packaging and $0.2 million within Unallocated corporate costs); (4) $1.3 million of other restructuring and non-routine costs ($0.2 million within Technical Products, $0.8 million within Fine Paper and Packaging, and $0.3 million within Unallocated corporate costs); and (5) $0.1 million of due diligence and transaction costs of a terminated acquisition attempt within Unallocated corporate costs. Refer to Note 10, "Asset Restructuring and Impairment Costs", Note 5, "Debt", and Note 1, "Background and Basis of Presentation" for further discussion.

(b)
Operating income for the six months ended June 30, 2020 included (1) $55.3 million of asset restructuring and impairment costs ($51.6 million within Technical Products and $3.7 million within Fine Paper and Packaging) related to the impairment of certain long-lived assets, as well as the idling of a paper machine and other smaller assets and related severance costs; (2) $1.9 million of loss on debt extinguishment ($0.1 million within Technical Products and $1.8 million within Unallocated corporate costs) related to the redemption of the 2021 Senior Notes and resizing of the Global Revolving Credit Facility; (3) $1.5 million of incremental and direct costs of responding to COVID-19 ($0.7 million within Technical Products and $0.6 million within Fine Paper and Packaging and $0.2 million within Unallocated corporate costs); (4) $2.7 million of other restructuring and non-routine costs ($0.4 million within Technical Products, $1.7 million within Fine Paper and Packaging, and $0.6 million within Unallocated corporate costs); and (5) $1.1 million of due diligence and transaction costs of a terminated acquisition attempt within Unallocated corporate costs. Refer to Note 10, "Asset Restructuring and Impairment Costs", Note 5, "Debt", and Note 1, "Background and Basis of Presentation" for further discussion.

(c)
Operating income (loss) for the three and six months ended June 30, 2019 included (1) $3.0 million of non-routine costs within Fine Paper and Packaging, including $2.0 million of accelerated depreciation and spare parts inventory reserves related to an idled paper machine, a $0.6 million accrual for a 2012-15 indirect tax audit and a $0.4 million inventory reserve related to termination of a royalty arrangement; (2) a $0.4 million expense within Technical Products, primarily related to a 2016 electricity grid charge; and (3) $0.1 million of restructuring expenses within unallocated corporate costs.

The following tables represent a disaggregation of revenue from contracts with customers by location of the selling entities for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	70%	73%	70%	72%
Germany	24%	20%	23%	21%
Rest of Europe	6%	7%	7%	7%
Total	100%	100%	100%	100%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis presents the factors that had a material effect on our financial position as of June 30, 2020 and our results of operations for the three and six months ended June 30, 2020 and 2019. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See "Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements.

Executive Summary
In the second quarter of 2020, we were faced with significant adverse impacts of the outbreak of COVID-19 as a result of a steep drop in global economic activity which resulted in significantly reduced demand for our products and our customers’ products. The pandemic had a material negative impact on our business operations and financial results, including net sales and earnings. In response, management has taken a number of actions to preserve the safety of our employees, carefully control and reduce spending, and preserve liquidity by actively managing working capital and capital expenditures. In addition, we consolidated our footprint with the idling of a fine paper machine and other smaller assets, optimized certain product brands and SKUs, and restructured parts of its workforce. These actions, along with expected impacts from COVID-19 that triggered the recoverability test of long-lived assets, led to non-cash asset restructuring and impairment costs of $55.3 million in the quarter.

For the three months ended June 30, 2020, consolidated net sales of $161.4 million decreased $92.0 million (36%) from the prior year period. The decline in revenues resulted primarily from lower volumes caused by major adverse impacts of COVID-19. Net sales declined 28% in Technical Products and 48% in Fine Paper and Packaging, with a more pronounced decline in the Fine Paper and Packaging segment due to its shorter supply chain and reductions in end use demand for commercial print papers used primarily in advertising and marketing campaigns. Impacts from lower net selling prices and unfavorable currency translation effects were minimal in the quarter.

Consolidated operating income decreased $78.3 million from the prior year period to a loss of $58.5 million for the three months ended June 30, 2020. The primary reason for the decline was $59.0 million of mostly non-cash costs for impairments and write-offs as noted earlier and presented in the GAAP reconciliation table. Excluding adjusting items in both years, operating income of $0.5 million decreased $22.8 million from $23.3 million in the prior year. The decline in operating income was due to lower sales volumes and related fixed manufacturing cost inefficiencies in both segments that were partly offset by spending reductions in manufacturing and SG&A, as well as benefits from lower input prices net of selling price changes.

Cash provided by operating activities of $43.6 million for the six months ended June 30, 2020 was $2.6 million higher than cash generated of $41.0 million in the prior year period. Actions to improve working capital by managing inventory and to reduce other discretionary spending more than offset the impact from lower earnings. Cash used for investing activities of $8.3 million was $1.3 million lower than the prior year period due to reduced capital spending.

We successfully closed a new $200 million Term Loan B Facility on June 30, 2020 with an initial variable interest rate of approximately 5%. Subsequent to quarter-end, proceeds under the Facility were used to redeem in full the 2021 Senior Notes, repay borrowings under our senior secured revolving credit facility, pay fees and expenses of the transaction and for general corporate purposes.

Impact of COVID-19 on Our Business
Both of our business segments have continued to operate during the pandemic as vital suppliers of goods and services and we continue to take steps to ensure the safety of our employees, including frequent cleaning and disinfection of workspaces, property and equipment, instituting social distancing measures and mandating remote working environments for certain employees. Disruptions to our supply chain and workforce have been minor and limited.

Additionally, we have taken numerous actions to improve our cash flow and preserve liquidity. These actions include the following:

•	reducing discretionary spending;

•	minimizing capital expenditures and discretionary contributions to pension plans;

•	suspending purchases under our 2020 Stock Purchase Plan;

•	utilizing government initiatives and subsidies such as deferring payroll taxes under the CARES Act, government subsidies in Europe and the U.K., and net operating loss carrybacks;

•	consolidating our manufacturing footprint; and

•	reducing payroll costs through a wage increase and hiring freeze, furloughs for all U.S. employees, and reductions in our salaried and hourly headcount.

The adverse impacts of COVID-19 led to additional actions taken to consolidate the Fine Paper and Packaging operational footprint with the idling of a paper machine and other smaller assets and reallocating their volume, optimizing and eliminating certain product brands and SKUs, and restructuring parts of its workforce. In addition, the pandemic triggered an evaluation of the carrying values of long-lived assets during the second quarter of 2020, with the largest impact resulting from changes in the duration of the ramp-up of demand on our U.S. transportation filtration asset. As a result, we recorded non-cash asset restructuring and impairment costs of $55.3 million for the three months ended June 30, 2020. See Note 10, "Asset Restructuring and Impairment Costs" of Notes to Condensed Consolidated Financial Statements for further discussion. As of June 30, 2020, we evaluated our ability to utilize our deferred tax assets, including research and development and other tax credits and NOLs, before they expire. As a result of the impacts of COVID-19 and other factors, a $4.0 million tax expense was recorded to increase the valuation allowance against state tax credits and NOLs. See Note 5, "Income Taxes" of Notes to Condensed Consolidated Financial Statements where discussed further.

Refer to Part II, Item 1A,"Risk Factors," for the risk factor related to COVID-19.

Results of Operations and Related Information
In this section, we discuss and analyze our net sales, earnings before interest and taxes (which we refer to as "operating income") and other information relevant to an understanding of our results of operations for the three and six months ended June 30, 2020 and 2019.

Analysis of Net Sales — Three and Six Months Ended June 30, 2020 and 2019
The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Net sales
Technical Products	$106.1	66%	$146.4	58%	$248.3	63%	$286.4	58%
Fine Paper and Packaging	55.3	34%	107.0	42%	146.7	37%	206.7	42%
Consolidated	$161.4	100%	$253.4	100%	$395.0	100%	$493.1	100%

Commentary:
The following table presents our net sales by segment for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Change in Net Sales Compared to Prior Period
				Change Due To
	2020	2019	Total Change	Volume	Net Price (a)	Currency
Technical Products	$106.1	$146.4	$(40.3)	$(35.4)	$(3.9)	$(1.0)
Fine Paper and Packaging	55.3	107.0	(51.7)	(50.3)	(1.4)	—
Consolidated	$161.4	$253.4	$(92.0)	$(85.7)	$(5.3)	$(1.0)

(a)         Includes changes in selling price and product mix.

Consolidated net sales of $161.4 million for the three months ended June 30, 2020 decreased $92.0 million (36%) from the prior year period. The decline in revenues resulted primarily from lower volumes caused by major adverse impacts of COVID-19. Net sales declined 28% in Technical Products and 48% in Fine Paper and Packaging, with a more pronounced decline in the Fine Paper and Packaging segment due to its shorter supply chain and reductions in end use demand for commercial print papers used primarily in advertising and marketing campaigns. Impacts from lower net selling prices and unfavorable currency translation effects were minimal in the quarter.

•
Net sales in our technical products business decreased $40.3 million (28%) from the prior year period. The revenue decline was primarily due to lower sales volumes resulting from the COVID-19 pandemic. Modestly lower selling prices, sales mix, and currency translation effects in 2020 also contributed to the decline in revenue.

•
Net sales in our fine paper and packaging business decreased $51.7 million (48%) from the prior year period. The decline was primarily due to lower volumes resulting from the COVID-19 pandemic, with more pronounced declines in commercial print compared with premium packaging and consumer channel sales. In addition, net selling prices were modestly lower in 2020.

The following table presents our net sales by segment for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,		Change in Net Sales Compared to Prior Period
				Change Due To
	2020	2019	Total Change	Volume	Net Price (a)	Currency
Technical Products	$248.3	$286.4	$(38.1)	$(25.3)	$(9.7)	$(3.1)
Fine Paper and Packaging	146.7	206.7	(60.0)	(56.1)	(3.9)	—
Consolidated	$395.0	$493.1	$(98.1)	$(81.4)	$(13.6)	$(3.1)

(a)         Includes changes in selling price and product mix.

Consolidated net sales of $395.0 million for the six months ended June 30, 2020 decreased $98.1 million (20%) from the prior year period. The decline in revenues resulted primarily from major adverse volume impacts because of COVID-19; with net sales declining 13% in Technical Products and 29% in Fine Paper and Packaging. Other smaller negative impacts on net sales resulted from lower selling prices, a lower value mix of products sold, and unfavorable currency translation effects. The decline in net sales was more pronounced in the Fine Paper and Packaging segment due to its shorter supply chain and reductions in end use demand for commercial print papers used in advertising and marketing.

•
Net sales in our technical products business decreased $38.1 million (13%) from the prior period. The revenue decrease resulted primarily from lower volumes, reflecting adverse impacts of COVID-19. Net selling prices were lower partly as a result of declines in input costs as well as a lower value mix of products sold.

•
Net sales in our fine paper and packaging business decreased $60.0 million (29%) from the prior year period. The decline was primarily due to lower volumes, reflecting adverse impacts of COVID-19. Volume declines were more pronounced in commercial print as compared to premium packaging and consumer channel sales. Net selling prices were lower partly as a result of declines in input costs as well as a lower value mix of products sold.

Analysis of Operating Income — Three and Six Months Ended June 30, 2020 and 2019
The following table sets forth line items from our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	86.7	80.0	80.9	80.9
Gross profit	13.3	20.0	19.1	19.1
Selling, general and administrative expenses	12.9	10.6	12.0	10.6
Asset restructuring and impairment costs (Note 10)	34.3	0.8	14.0	0.4
Other restructuring and non-routine costs	0.8	0.6	0.7	0.3
Loss on debt extinguishment (Note 5)	1.2	—	0.5	—
COVID-19 costs	0.2	—	0.4	—
Acquisition and due diligence costs	0.1	—	0.3	—
Other expense - net	0.1	0.2	0.1	0.3
Operating income (loss)	(36.2)	7.8	(8.8)	7.5
Interest expense - net	1.9	1.2	1.5	1.2
Income (loss) from continuing operations before income taxes	(38.1)	6.6	(10.3)	6.3
Provision (benefit) for income taxes	(7.1)	1.2	(1.8)	1.1
Income (loss) from continuing operations	(31.0)%	5.4%	(8.5)%	5.2%

Commentary:
The following table presents our operating income (loss) by segment for the three months ended June 30, 2020 and 2019:

			Change in Operating Income Compared to Prior Period
	Three Months Ended June 30,			Change Due To
			Total		Net	Input
	2020	2019	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$(47.3)	$12.5	$(59.8)	$(8.6)	$(0.8)	$3.9	$(0.1)	$(54.3)
Fine Paper and Packaging	(4.1)	12.9	(17.0)	(13.0)	(1.0)	2.6	—	(5.5)
Unallocated corporate costs	(7.1)	(5.6)	(1.5)	—	—	—	—	(1.5)
Consolidated	$(58.5)	$19.8	$(78.3)	$(21.6)	$(1.8)	$6.5	$(0.1)	$(61.3)

(a)         Includes changes in selling price and product mix.
(b)         Includes price changes for raw materials and energy.
(c)          Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and SG&A expenses. In addition, in 2020 it included $52.0 million, $4.6 million, and $2.4 million of unfavorable adjustments in Technical Products, Fine Paper and Packaging, and Unallocated corporate costs, respectively. In 2019 it included $0.4 million, $3.0 million, and $0.1 million of unfavorable adjustments in Technical Products, Fine Paper and Packaging, and Unallocated corporate costs, respectively. See the breakdown by segment and the reconciliation table on F-26 for further detail.

Consolidated operating income decreased $78.3 million from the prior year period to a loss of $58.5 million for the three months ended June 30, 2020.The primary reason for the decline was $59.0 million of mostly non-cash costs for impairments and write-offs as noted earlier and presented in the GAAP reconciliation table. Excluding adjusting items in both years, operating income of $0.5 million decreased $22.8 million from $23.3 million in the prior year. The decline in operating income was due to lower sales volumes and related fixed manufacturing cost inefficiencies in both segments that were partly offset by spending reductions in manufacturing and SG&A, as well as benefits from lower input prices net of selling price changes.

•
Operating income for our technical products business decreased $59.8 million from the prior year period to a loss of $47.3 million. Excluding unfavorable adjusting items discussed above and shown on the reconciliation table on F-26, adjusted operating income decreased $8.2 million (64%) from $12.9 million to $4.7 million, primarily as a result of lower sales and production volumes and related fixed manufacturing cost inefficiencies. The impact of lower volumes was partly offset by spending reductions and benefits of lower input costs net of selling price changes.

•
Operating income for our fine paper and packaging business decreased $17.0 million from the prior year period to a loss of $4.1 million. Excluding unfavorable adjusting items discussed above and shown on the reconciliation table on F-26, adjusted operating income of $0.5 million in 2020 decreased $15.4 million (97%) from $15.9 million in the prior year primarily as a result of lower sales and production volumes and related manufacturing cost inefficiencies. The impact of lower volumes was partly offset by spending reductions and benefits of lower input costs net of selling price changes.

•
Unallocated corporate expenses for the three months ended June 30, 2020 of $7.1 million increased $1.5 million from the prior year. Excluding adjustments of $2.3 million in 2020 related to loss on debt extinguishment, COVID-19 costs and restructuring and other non-routine costs, adjusted unallocated corporate expenses decreased $0.8 million due to reduced SG&A spending.

 The following table presents our operating income (loss) by segment for the six months ended June 30, 2020 and 2019:

			Change in Operating Income Compared to Prior Period
	Six Months Ended June 30,			Change Due To
			Total		Net	Input
	2020	2019	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$(31.1)	$23.8	$(54.9)	$(5.5)	$(6.2)	$11.3	$(0.4)	$(54.2)
Fine Paper and Packaging	10.7	24.8	(14.1)	(13.1)	(2.2)	8.6	—	(7.3)
Unallocated corporate costs	(14.5)	(11.4)	(3.1)	—	—	—	—	(3.1)
Consolidated	$(34.9)	$37.2	$(72.1)	$(18.6)	$(8.4)	$19.9	$(0.4)	$(64.6)

(a)         Includes changes in selling price and product mix.
(b)         Includes price changes for raw materials and energy.
(c)          Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and SG&A expenses. In addition, in 2020 it included $52.8 million, $6.0 million, and $3.7 million of unfavorable adjustments in Technical Products, Fine Paper and Packaging, and Unallocated corporate costs, respectively. In 2019 it included $0.4 million, $3.0 million, and $0.1 million of unfavorable adjustments in Technical Products, Fine Paper and Packaging, and Unallocated corporate costs, respectively. See the breakdown by segment and the reconciliation table on F-26 for further detail.

Consolidated operating income decreased $72.1 million from the prior year period to a loss of $34.9 million for the six months ended June 30, 2020. Excluding adjusting items noted below, operating income decreased $13.1 million due primarily to lower sales and production volumes and related manufacturing cost inefficiencies related to COVID-19. The impact of lower volumes was only partly offset by spending reductions and lower input costs net of selling price reductions. In addition, as presented on the reconciliation table on F-26, we recorded $62.5 million of non-cash asset restructuring and impairment costs for long-lived assets, loss on extinguishment of debt, incremental costs of responding to COVID-19, other restructuring and non-routine costs, and acquisition and due diligence costs. Adjusting items of $3.5 million in 2019 included accelerated depreciation due to idling of a paper machine, restructuring and other non-routine costs, and indirect tax costs. Excluding these items, adjusted operating income in 2020 decreased $13.1 million to $27.6 million from $40.7 million.

•
Operating income for our technical products business decreased $54.9 million from the prior year period to a loss of $31.1 million. Excluding unfavorable adjusting items discussed above and shown on the reconciliation table on F-26, adjusted operating income decreased $2.5 million (10%) from $24.2 million to $21.7 million, primarily as a result of lower sales and production volumes and related manufacturing cost inefficiencies. The impact of lower volumes was only partly offset by spending reductions and lower input costs net of selling price reductions.

•
Operating income for our fine paper and packaging business decreased $14.1 million from the prior year period. Excluding unfavorable adjusting items discussed above and shown on the reconciliation table on F-26, adjusted operating income of $16.7 million in 2020 decreased $11.1 million (40%) from $27.8 million in the prior year primarily as a result of lower sales and production volumes and related manufacturing cost inefficiencies. The impact of lower volumes was only partly offset by spending reductions and lower input costs net of selling price reductions.

•
Unallocated corporate expenses for the six months ended June 30, 2020 of $14.5 million were $3.1 million higher than the prior year period due to loss on debt extinguishment, acquisition and due diligence costs, restructuring and other non-routine costs, and COVID-19 costs. These costs compared to $0.1 million of restructuring and other non-routine costs in 2019. Excluding these items, adjusted unallocated corporate expenses were $0.5 million lower than the prior year period due to lower SG&A spending.

The following table sets forth our operating income (loss) by segment, adjusted for the effects of certain costs, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Technical Products
GAAP Operating Income (Loss)	$(47.3)	$12.5	$(31.1)	$23.8
Asset restructuring and impairment costs	51.6	—	51.6	—
Other restructuring and non-routine costs	0.2	0.4	0.4	0.4
Loss on debt extinguishment	0.1	—	0.1	—
COVID-19 costs	0.1	—	0.7	—
Adjusted Operating Income	4.7	12.9	21.7	24.2

Fine Paper and Packaging
GAAP Operating Income (Loss)	(4.1)	12.9	10.7	24.8
Asset restructuring and impairment costs	3.7	2.0	3.7	2.0
Other restructuring and non-routine costs	0.8	1.0	1.7	1.0
COVID-19 costs	0.1	—	0.6	—
Adjusted Operating Income	0.5	15.9	16.7	27.8

Unallocated Corporate Costs
GAAP Operating Loss	(7.1)	(5.6)	(14.5)	(11.4)
Other restructuring and non-routine costs	0.3	0.1	0.6	0.1
Loss on debt extinguishment	1.8	—	1.8	—
COVID-19 costs	0.2	—	0.2	—
Acquisition and due diligence costs	0.1	—	1.1	—
Adjusted Operating Loss	(4.7)	(5.5)	(10.8)	(11.3)

Consolidated
GAAP Operating Income (Loss)	(58.5)	19.8	(34.9)	37.2
Asset restructuring and impairment costs	55.3	2.0	55.3	2.0
Other restructuring and non-routine costs	1.3	1.5	2.7	1.5
Loss on debt extinguishment	1.9	—	1.9	—
COVID-19 costs	0.4	—	1.5	—
Acquisition and due diligence costs	0.1	—	1.1	—
Adjusted Operating Income	$0.5	$23.3	$27.6	$40.7

In accordance with generally accepted accounting principles in the United States ("GAAP"), consolidated operating income (loss) includes the pre-tax effects of asset restructuring and impairment costs, loss on debt extinguishment, COVID-19 costs, other restructuring and non-routine costs, and acquisition and due diligence costs. We believe that by adjusting reported operating income to exclude the effects of such items, the resulting adjusted operating income is on a basis that reflects the results of our ongoing operations. In assessing COVID-19 impacts, we excluded only costs which were unusual, incremental and directly attributable to mitigating the effects COVID-19 on our operations. We believe that providing adjusted operating results will help investors gain an additional perspective of underlying business trends and results. Adjusted operating income is not a recognized term under GAAP and should not be considered in isolation or as a substitute for operating income derived in accordance with GAAP. Other companies may use different methodologies for calculating their non-GAAP financial measures and, accordingly, our non-GAAP financial measures may not be comparable to their measures.

Additional Statement of Operations Commentary:

•
SG&A expense of $20.8 million for the three months ended June 30, 2020 was $6.1 million lower than SG&A expense of $26.9 million in the prior year period. Costs in 2020 were lower due to actions taken to reduce advertising, travel, and payroll costs, including impacts of furloughs, salary and headcount reductions, and wage and hiring freezes.

SG&A expense of $47.4 million for the six months ended June 30, 2020 was $4.8 million lower than SG&A expense of $52.2 million in the prior year period. Costs in 2020 were lower due to reduced advertising, travel, and payroll related spending, including impacts of furloughs, headcount reductions and wage and hiring freezes. These were only partly offset by a higher provision for uncollectible accounts receivable and legal expenses.

•	For the three months ended June 30, 2020, net interest expense of $3.0 million remained consistent with the prior year period.
For the six months ended June 30, 2020, net interest expense of $5.9 million decreased slightly compared to $6.2 million for prior year period, due to lower average debt levels in 2020.

•
Historically, our effective tax rate has differed from the U.S. statutory tax rate primarily due to the proportion of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate, research and development and other tax credits and excess tax benefits from stock compensation. For the three months ended June 30, 2020 and 2019, we recorded an income tax (benefit) expense of $(11.4) million and $3.2 million, respectively. The effective income tax (benefit) rate was (19)% for the three months ended June 30, 2020 and 19% for the three months ended June 30, 2019. For the six months ended June 30, 2020 and 2019, we recorded an income tax (benefit) expense of $(7.1) million and $5.6 million, respectively. The effective income tax (benefit) rate was (17)% for the six months ended June 30, 2020 and 18% for the six months ended June 30, 2019. See Note 4, "Income Taxes" of Notes to Condensed Consolidated Financial Statements for a reconciliation of the effective income tax (benefit) rate to the U.S. federal statutory income tax (benefit) rate.

The effective income tax (benefit) rates for the three and six months ended June 30, 2020 were significantly impacted by the effects of the $52.3 million asset impairment loss of the U.S. transportation filtration asset (see Note 10, "Asset Restructuring and Impairment Costs" of Notes to Condensed Consolidated Financial Statements). As of June 30, 2020, we evaluated our ability to utilize our deferred tax assets, including research and development and other tax credits and NOLs, before they expire. As a result of the impacts of COVID-19 and other factors, a $4.0 million tax expense was recorded to increase the valuation allowance against our state tax credits and NOLs.

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

Liquidity and Capital Resources
COVID-19 has resulted in significant uncertainty in the macroeconomic environment and disruptions in global financial markets. We believe that we have a strong financial position and the liquidity to withstand economic uncertainty during this volatile period, in consideration of the following:

•	we completed a $200 million, 7-year Term B Facility in June 2020; with an option to solicit an additional Incremental Term Facility of $125 million;

•	we have no near-term debt maturities, as the Global Revolving Credit Facility matures in December 2023 and the Term Loan B matures in June 2027;

•	significant remaining availability of $133 million exists on our Global Revolving Credit Facility as of June 30, 2020;

•	$26.2 million of cash and cash equivalents is on hand at June 30, 2020;

•	we have numerous focused cost and spending reductions underway, as discussed in the "Executive Summary";

•
robust working capital management initiatives are contributing to increased cash from operations, as evidenced by higher cash from operations during the six months ended June 30, 2020 compared to the same six months of last year; and

•	our recent Term B Facility received an investment grade credit rating of BBB- from S&P Global Ratings and a slightly lower rating of Ba3 from Moody’s Investors Service.

	Six Months Ended June 30,
	2020	2019
Net cash flow provided by (used in):
Operating activities	$43.6	$41.0

Investing activities:
Capital expenditures	(8.0)	(9.0)
Other investing activities	(0.3)	(0.6)
Total	(8.3)	(9.6)

Financing activities:
Net borrowings (repayments) of long-term debt	183.5	(15.6)
Cash dividends paid	(16.0)	(15.2)
Shares purchased	(3.8)	(2.0)
Other financing activities	(5.2)	(0.4)
Total	158.5	(33.2)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	—
Net increase (decrease) in cash and cash equivalents and restricted cash	$193.7	$(1.8)

Operating Cash Flow Commentary

•
Cash provided by operating activities of $43.6 million for the six months ended June 30, 2020 was $2.6 million higher than cash provided by operating activities of $41.0 million in the prior year period. Actions to improve working capital by managing inventory and to reduce other discretionary spending more than offset the impact from lower earnings.

Investing Commentary:

•
For the six months ended June 30, 2020 and 2019, cash used by investing activities was $8.3 million and $9.6 million, respectively. Decreased capital spending in 2020 of $1.0 million was due to reduction in capital spending to preserve liquidity. For the full year 2020, aggregate annual capital expenditures are expected to be $15 million, or half of typical annual spending.

Financing Commentary:

•
On June 30, 2020, we initiated the process to redeem in full the $175 million of 2021 Senior Notes and entered into a Term Loan Credit Agreement for a Term Loan B of $200 million. Using the proceeds from the Term Loan B, we deposited $176.5 million of principal and accrued interest on the 2021 Senior Notes in trust with the 2021 Note Trustee on June 30, 2020. As a result, the $176.5 million of funds held by the 2021 Note Trustee were shown as “Restricted cash” and the 2021 Senior Notes were shown in “Debt payable within one year” on the condensed consolidated balance sheet as of June 30, 2020. The redemption of the 2021 Senior Notes and distribution from the 2021 Note Trustee account were completed on July 16, 2020.

Based on the transactions above, for the six months ended June 30, 2020, cash and cash equivalents and restricted cash increased $193.7 million to $202.7 million at June 30, 2020 from $9.0 million at December 31, 2019. The Term Loan B proceeds of $200 million, offset by transaction costs and net repayments under the Global Revolving Credit Facility led to increase in total debt by $180.6 million to $381.4 million at June 30, 2020 from $200.8 million at December 31, 2019.

•
As of June 30, 2020, our cash balance of $26.2 million consisted of $16.0 million in the U.S. and $10.2 million held at entities outside of the U.S. As of June 30, 2020, there were no restrictions regarding the repatriation of our non-U.S. cash.

•
For the six months ended June 30, 2019, cash used in financing activities was $33.2 million. Cash related to financing activities consists primarily of net borrowings/repayments of long-term debt, dividends paid and share repurchases. During the six months ended June 30, 2019, we made net repayments of $15.6 million due to the activity on our Global Revolving Credit Facility.

•
Availability under our Global Revolving Credit Facility varies over time depending on the value of our inventory, receivables and various capital assets. As of June 30, 2020, we had $10.1 million outstanding under our Global Revolving Credit Facility and $132.8 million of available credit (based on exchange rates at June 30, 2020).

•
Excluding the $175 million of short-term debt related to the redemption of the 2021 Senior Notes, we have required debt principal payments through June 30, 2021 of $2.7 million for principal payments on the two German loan agreements and $2.0 million for the Term Loan B payable in equal quarterly installments.

Transactions With Shareholders

•
In November 2019, our Board of Directors approved a 4% increase in the quarterly dividend on our Common Stock, to $0.47 per share, effective with the March 2020 dividend payment. For the six months ended June 30, 2020 and 2019, we paid cash dividends of $16.0 million (0.94 per common share) and $15.2 million (0.90 per common share), respectively.

•
Among the measures taken to manage our cash flow and preserve our liquidity, purchases under the 2020 Stock Purchase Plan were curtailed in March 2020 and remain suspended. The 2020 Stock Purchase Plan does not require us to purchase any specific number of shares and may be suspended or discontinued at any time. For the six months ended June 30, 2020 and 2019, we repurchased 59,577 shares of Common Stock at a cost of $3.6 million and 31,268 shares of Common Stock at a cost of $1.9 million, respectively. For further details on our Stock Purchase Plans refer to Note 8, "Stockholders' Equity" of Notes to Condensed Consolidated Financial Statements.

Other Items:

•
As of June 30, 2020, we had $44.6 million of state NOLs. Our state NOLs may be used to offset $2.8 million in state income taxes. If not used, substantially all of the state NOLs will expire in various amounts between 2021 and 2040. In addition, as of June 30, 2020, we had $21.9 million of U.S. federal and $7.6 million of U.S. state research and development tax credits ("R&D Credits") which, if not used, will expire between 2031 and 2040 for the U.S. federal R&D Credits and between 2020 and 2035 for the state R&D Credits.

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

Critical Accounting Policies and Use of Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. We believe that the estimates, assumptions and judgments described in "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Estimates" of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. The critical accounting policies used in the preparation of the consolidated financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regard to estimates used. These critical judgments relate to the timing of recognizing sales revenue, the recoverability of deferred income tax assets, pension benefits and future cash flows associated with impairment testing of long-lived assets. Actual results could differ from these fair value measurements and estimates and changes in these estimates are recorded when known. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition.  There have been no significant changes in these policies, or the estimates used in the application of the policies since December 31, 2019, except for updated estimates used to measure impairment of the U.S. Filtration Asset as discussed in Note 10, "Asset Restructuring and Impairment Costs" and the change in the valuation allowance against certain state income tax credits and NOLs as discussed in Note 4, "Income Taxes" of Notes to Condensed Consolidated Financial Statements.

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

•
changes in asset valuations, including write-downs of assets including property, plant and equipment; inventory, accounts receivable, deferred tax assets or other assets for impairment or other reasons;

•	loss of key personnel;

•	strikes, labor stoppages and changes in our collective bargaining agreements and relations with our employees and unions;

•	capital and credit market volatility and fluctuations in global equity and fixed-income markets;

•	our existing and future indebtedness;

•	our NOLs may not be available to offset our tax liability and other tax planning strategies may not be effective; and

•	other risks that are detailed from time to time in reports we file with the SEC.

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

As of June 30, 2020, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the six months ended June 30, 2020. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings
See Note 9, "Contingencies and Legal Matters" of Notes to Condensed Consolidated Financial Statements.

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
A novel strain of coronavirus, COVID-19, was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. The pandemic and measures taken to contain or mitigate the pandemic have caused, and are continuing to cause, business slowdown or shutdown in affected areas and significant disruption in the financial markets both globally and in the U.S., which has led to a decline in discretionary spending by consumers, which in turn has adversely impacted our business, sales, financial condition and results of operations in the second quarter of 2020. We cannot predict the degree to, or the time period over, which our sales and operations will continue to be affected by this pandemic and preventive measures.

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

We expect COVID-19 to continue to have a material adverse impact on our business operations and our financial results, including our net sales, earnings and cash flows in the upcoming quarters. We expect the ultimate significance of the impact of these disruptions, including the extent of their adverse impact on our financial results, will be determined by the length of time that such disruptions continue, which will, in turn, depend on the duration of COVID-19 and the impact of governmental regulations or guidelines in response to the pandemic. Although all of our global manufacturing facilities are currently operational and have been designated by governmental authorities as an "essential business", in the future they may be required to curtail or cease production in response to the spread of COVID-19, either in response to changing governmental orders or labor availability. In addition, our customers, distribution partners, service providers or suppliers may experience operational challenges, financial distress, file for bankruptcy protection, go out of business or suffer disruptions in their business due to COVID-19 which would have a material negative impact on our business.

The spread of COVID-19 and the requirements to take action to help limit the spread of the illness, have impacted our ability to carry out our business as usual and materially adversely impacted global economic conditions, our business, results of operations, cash flows and financial condition. Even in those regions where we are beginning to experience business recovery, should those regions fail to fully contain COVID-19 or suffer a COVID-19 relapse, those markets may not recover as quickly or at all, which could have a material adverse effect on our business and results of operations.

To the extent COVID-19 adversely affects our business, results of operations and financial condition, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

The following are the updated risk factors impacted by the Term Loan Credit Agreement.

Future dividends on our common stock may be restricted or eliminated.
Dividends are declared at the discretion of our Board of Directors, and future dividends will depend on our future earnings, cash flow, financial requirements and other factors. Our ability to pay cash dividends on our common stock is limited under the terms of both our Fourth Amended and Restated Credit Agreement and Term Loan Credit Agreement (collectively, the “Credit Agreements”). Under the most restrictive terms of our Credit Agreements, our ability to pay cash dividends on our common stock is limited, as described under "Risks Relating to Our Indebtedness." There can be no assurance that we will continue to pay dividends in the future.

Risks Relating to Our Indebtedness
We may not be able to fund our future capital requirements internally or obtain third-party financing.
We may be required or choose to obtain additional debt or equity financing to meet our future working capital requirements, as well as to fund capital expenditures and acquisitions. To the extent we must obtain financing from external sources to fund our capital requirements, we cannot guarantee financing will be available on favorable terms, if at all. For example, during periods of volatile credit markets, there is a risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their credit commitments and obligations, including, but not limited to, extending credit up to the maximum permitted by a credit facility and otherwise accessing capital and/or honoring loan commitments. If our lenders are unable to fund borrowings under their loan commitments or we are unable to borrow, it could be difficult to replace such loan commitments on similar terms or at all. If adequate funds are not available on acceptable terms, we may be unable to meet our future working capital requirements or fund capital expenditures and acquisitions, any of which could negatively affect our business. As of June 30, 2020, we have required debt principal payments of $4.7 million during the period ending June 30, 2021.

We may not be able to generate sufficient cash flow to meet our debt obligations.
Our ability to make scheduled payments or to refinance our debt and other liabilities will depend on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and to certain financial, business and other factors beyond our control. If our cash flow and capital resources are insufficient to fund our debt obligations and other liabilities, we could face substantial liquidity problems and may be forced to reduce or delay scheduled expansions and capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. We cannot assure that our operating performance, cash flow and capital resources will be sufficient to repay our debt in the future. In the event that we are required to dispose of material assets or operations or restructure our debt to meet our debt and other obligations, we can make no assurances as to the terms of any such transaction or how quickly any such transaction could be completed.

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	our senior secured lenders could terminate their commitments and commence foreclosure proceedings against our assets; and

•	we could be forced into bankruptcy or liquidation.

If our operating performance declines in the future or we breach our covenants under our Credit Agreements, we may need to obtain waivers from the lenders to avoid being in default. We may not be able to obtain these waivers. If this occurs, we would be in default under our Credit Agreements.

We have significant indebtedness which subjects us to restrictive covenants relating to the operation of our business.
As of June 30, 2020 and excluding the $175.0 million of senior notes due May 2021 redeemed in full on July 16, 2020, we had $200 million of debt under our Term B Facility, $10.1 million in revolving credit borrowings and $5.9 million of project financing outstanding. In addition, availability under our bank credit agreement was $133 million. Our leverage could have important consequences. For example, it could:

•	make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on our indebtedness;

•	place us at a disadvantage to our competitors;

•	require us to dedicate a substantial portion of our cash flow from operations to service payments on our indebtedness, thereby reducing funds available for other purposes;

•	increase our vulnerability to a downturn in general economic conditions or the industry in which we operate;

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate and other purposes; and

•	limit our ability to plan for and react to changes in our business and the industry in which we operate.

The terms of our indebtedness, including our Credit Agreements, contain covenants restricting our ability to, among other things, incur certain additional debt, incur or create certain liens, make specified restricted payments, pay dividends, authorize or issue capital stock, enter into transactions with our affiliates, consolidate or merge with or acquire another business, sell certain of our assets or liquidate, dissolve or wind-up our Company. Under the terms of our Fourth Amended and Restated Credit Agreement, we are permitted to pay cash dividends on or repurchase shares of our common stock, and to make voluntary prepayments or redemptions of certain indebtedness, without limitation, as long as the sum of the aggregate revolving credit availability under our Fourth Amended and Restated Credit Agreement as then in effect, plus (subject to certain limitations) any excess of our aggregate borrowing base over our aggregate revolving credit facility commitment, or our “specified excess availability” (on a pro forma basis after giving effect to such dividend, repurchase or voluntary prepayment/redemption), equals or exceeds the greater of (i) $20 million and (ii) 12.5 percent of the maximum aggregate commitments under our Global Revolving Credit Facility as then in effect, on a pro forma basis after giving effect to such dividend or stock repurchase (as the case may be). If our specified excess availability, on a pro forma basis, is less than the applicable threshold, then such cash dividends are limited to no more than $45 million in any 12 consecutive months, such share repurchases are limited to no more than $25 million in any fiscal year, and voluntary prepayments or redemptions of such indebtedness are prohibited. Refer to Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for the current limitations on our ability to pay dividends on or repurchase shares of our common stock.

In addition, if the specified excess availability under our Global Revolving Credit Facility is less than the greater of (i) $20 million and (ii) 12.5 percent of the maximum aggregate commitments under our Global Revolving Credit Facility as then in effect, we will be subject to increased reporting obligations and controls until such time as availability is more than the greater of (a) $25 million and (b) 17.5 percent of the maximum aggregate commitments under our Global Revolving Credit Facility as then in effect for at least 60 consecutive days and no default or event of default has occurred or is continuing during such 60-day period.

If specified excess availability under our Global Revolving Credit Facility is less than the greater of (i) $15 million and (ii) 10 percent of the maximum aggregate commitments under our Global Revolving Credit Facility as then in effect, we are required to comply with a fixed charge coverage ratio (as defined in our bank credit agreement) of not less than 1.1 to 1.0 for the preceding four-quarter period, tested as of the end of each quarter. Such compliance, once required, would no longer be necessary once (x) specified excess availability under our Global Revolving Credit Facility exceeds the greater of (i) 17.5 percent of the aggregate commitment for our Global Revolving Credit Facility as then in effect and (ii) $25 million for 60 consecutive days and (y) no default or event of default has occurred and is continuing during such 60-day period. As of June 30, 2020, specified excess availability under our Global Revolving Credit Facility exceeded the minimum required amount, and we are not required to comply with such fixed charge coverage ratio.

Subject to certain exceptions, our Term Loan Credit Agreement contains provisions requiring mandatory prepayment of the term loan obligations from (a) net cash proceeds from non-ordinary course sales or other dispositions of assets, (b) net cash proceeds from the issuances of debt by the Company and its subsidiaries, and (c) the Excess Cash Flow of the Company and its subsidiaries. Under the terms of the Term Loan Credit Agreement, mandatory prepayments of the Term B Facility may not be  reborrowed, thereby reducing funds available for other purposes.

Our Global Revolving Credit Facility and Term B Facility accrue interest at variable rates. As of June 30, 2020, we had $10.1 million of revolving credit borrowings outstanding which mature on December 10, 2023 and $200.0 million of term loan borrowings which mature on June 30, 2027. We may reduce our exposure to rising interest rates by entering into interest rate hedging arrangements, although those arrangements may result in us incurring higher interest expenses than we would incur without the arrangements. If interest rates increase in the absence of such arrangements, we will need to dedicate more of our cash flow from operations to make payments on our debt. In addition, the variable interest rates on our Global Revolving Credit Facility and Term B Facility are based on LIBOR as a benchmark, exposing us to possible changes in interest in the event that the method for determining LIBOR changes, LIBOR is replaced by an alternative reference rate or LIBOR is phased out altogether.

For more information on our liquidity, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Our failure to comply with the covenants contained in our Credit Agreements could result in an event of default that could cause acceleration of our indebtedness.
Our failure to comply with the covenants and other requirements contained in the Credit Agreements or our other debt instruments could cause an event of default under the relevant debt instrument. The occurrence of an event of default could trigger a default under our other debt instruments, prohibit us from accessing additional borrowings and permit the holders of the defaulted debt to declare amounts outstanding with respect to that debt to be immediately due and payable. Our assets or cash flows may not be sufficient to fully repay borrowings under our outstanding debt instruments, and we may be unable to refinance or restructure the payments on indebtedness on favorable terms, or at all.

Despite our indebtedness levels, we and our subsidiaries may be able to incur substantially more indebtedness, which may increase the risks created by our substantial indebtedness.
Because the terms of our Credit Agreements do not fully prohibit us or our subsidiaries from incurring additional indebtedness, we and our subsidiaries may be able to incur substantial additional indebtedness in the future, some of which may be secured. If we or any of our subsidiaries incur additional indebtedness, the related risks that we and they face may intensify.

Our Credit Agreements are secured by a majority of our assets.
Our Credit Agreements are secured by a majority of our assets. Availability under our Global Revolving Credit Facility will fluctuate over time depending on the value of our inventory, receivables and various capital assets. An extended work stoppage or decline in sales volumes would result in a decrease in the value of the assets securing the Global Revolving Credit Facility. A reduction in availability under the Global Revolving Credit Facility could have a material effect on our liquidity.

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
We conduct a substantial portion of our business through our subsidiaries. Consequently, our cash flow and ability to service our debt obligations depend upon the earnings of our subsidiaries and the distribution of those earnings to us, or upon loans, advances or other payments made by these entities to us. The ability of these entities to pay dividends or make other payments or advances to us will be subject to applicable laws and contractual restrictions contained in the instruments governing their debt, including our Credit Agreements. These limitations are also subject to important exceptions and qualifications.

The ability of our subsidiaries to generate sufficient cash flow from operations to allow us to make scheduled payments on our debt will depend upon their future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control as well as their ability to repatriate cash to us. If our subsidiaries do not generate sufficient cash flow from operations to help us satisfy our debt obligations, or if they are unable to distribute sufficient cash flow to us, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital expenditures or seeking to raise additional capital. Refinancing may not be possible, and any assets may not be saleable, or, if sold, we may not realize sufficient amounts from those sales. Additional financing may not be available on acceptable terms, if at all, or we may be prohibited from incurring it, if available, under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms would have an adverse effect on our business, financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities:

The following table contains information about our purchases of our equity securities for the three months ended June 30, 2020:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (a)
April	124	$43.23	—	$21,400,573
May	—	$—	—	$21,400,573
June	12	$54.43	—	$21,400,573

(a)         As of June 30, 2020, we have purchased 59,577 shares of Common Stock at an aggregate cost of $3.6 million under the 2020 Stock Purchase Plan.  For further discussion on the share repurchase plans refer to Note 8, "Stockholders' Equity" of Notes to Condensed Consolidated Financial Statements.

Item 6.  Exhibits

Exhibit Number	Exhibit
10.1
Term Loan Credit Agreement, dated June 30, 2020, by and among Neenah, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed herewith)

10.2
Third Amendment, dated June 30, 2020, to the Fourth Amended and Restated Credit Agreement dated December 10, 2018 by and among Neenah, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed herewith)

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

NEENAH, INC.

	By:	/s/ Julie A. Schertell
Julie A. Schertell
President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Paul F. DeSantis
Paul F. DeSantis
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Larry N. Brownlee
Larry N. Brownlee
Vice President, Controller (Principal Accounting Officer)

August 5, 2020