Form 10-Q
period 2020-09-30
Neenah Inc
filed 2020-11-04
CIK 1296435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of November 2, 2020, there were 16,802,406 shares of the Company’s Common Stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$190.7	$231.8	$585.7	$724.9
Cost of products sold	155.5	187.1	475.1	585.8
Gross profit	35.2	44.7	110.6	139.1
Selling, general and administrative expenses	19.1	23.1	66.5	75.3
Asset restructuring and impairment costs (Note 10)	—	2.4	55.3	4.4
Other restructuring and non-routine costs	1.4	—	4.1	1.5
COVID-19 costs	0.6	—	2.1	—
Loss on debt extinguishment (Note 5)	—	—	1.9	—
Acquisition and due diligence costs	—	—	1.1	—
Pension settlement and other benefit costs (Note 6)	—	0.1	—	0.1
Other expense - net	0.2	0.1	0.6	1.6
Operating income (loss)	13.9	19.0	(21.0)	56.2
Interest expense - net	3.6	2.8	9.5	9.0
Income (loss) before income taxes	10.3	16.2	(30.5)	47.2
Provision (benefit) for income taxes	2.4	1.8	(4.7)	7.4
Net income (loss)	$7.9	$14.4	$(25.8)	$39.8

Earnings (Loss) Per Common Share
Basic	$0.46	$0.85	$(1.55)	$2.35
Diluted	$0.46	$0.84	$(1.55)	$2.33

Weighted Average Common Shares Outstanding (in thousands)
Basic	16,802	16,837	16,810	16,850
Diluted	16,821	16,905	16,810	16,910

Cash Dividends Declared Per Share of Common Stock	$0.47	$0.45	$1.41	$1.35

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$7.9	$14.4	$(25.8)	$39.8
Reclassification of amounts recognized in the condensed consolidated statements of operations:
Amortization of adjustments to pension and other postretirement benefit liabilities (Note 6)	1.6	1.3	4.7	4.4
SERP settlement loss (Note 6)	—	0.1	—	0.1
Amounts recognized in the condensed consolidated statements of operations	1.6	1.4	4.7	4.5
Unrealized foreign currency translation gain (loss)	7.9	(6.9)	7.5	(8.6)
Net gain from pension and other postretirement benefit plans	—	—	—	4.9
Income (loss) from other comprehensive income items	9.5	(5.5)	12.2	0.8
Provision for income taxes	0.8	0.3	1.4	2.1
Other comprehensive income (loss)	8.7	(5.8)	10.8	(1.3)
Comprehensive income (loss)	$16.6	$8.6	$(15.0)	$38.5

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$41.3	$9.0
Accounts receivable (less allowances of $1.7 million and $1.5 million)	99.8	102.6
Inventories	107.8	122.8
Prepaid and other current assets	14.8	18.3
Total Current Assets	263.7	252.7
Property, Plant and Equipment
Property, plant and equipment, at cost	794.3	850.6
Less accumulated depreciation	472.2	470.0
Property, Plant and Equipment—net	322.1	380.6
Lease Right-of-Use Assets (Note 1)	20.7	13.9
Deferred Income Taxes	22.8	13.4
Goodwill	85.2	83.1
Intangible Assets—net	62.9	66.7
Other Noncurrent Assets	18.9	17.4
TOTAL ASSETS	$796.3	$827.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year (Note 5)	$4.8	$2.6
Lease liabilities payable within one year (Note 1)	2.9	1.9
Accounts payable	49.8	48.9
Accrued expenses	57.9	47.0
Total Current Liabilities	115.4	100.4
Long-term Debt	190.7	198.2
Noncurrent Lease Liabilities (Note 1)	18.9	13.0
Noncurrent Employee Benefits	84.7	93.1
Deferred Income Taxes	12.8	12.9
Other Noncurrent Obligations	6.8	3.9
TOTAL LIABILITIES	429.3	421.5
Contingencies and Legal Matters (Note 9)	—	—
TOTAL STOCKHOLDERS’ EQUITY	367.0	406.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$796.3	$827.8

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions, shares in thousands)
(Unaudited)

	2020 Activity
	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2019	18,678	$0.2	$(82.8)	$334.1	$268.1	$(113.3)	$406.3
Net income	—	—	—	—	16.4	—	16.4
Other comprehensive loss, including income taxes	—	—	—	—	—	(2.6)	(2.6)
Dividends declared	—	—	—	—	(8.0)	—	(8.0)
Shares purchased (Note 8)	—	—	(3.6)	—	—	—	(3.6)
Stock options exercised	3	—	—	—	—	—	—
Restricted stock vesting (Note 8)	8	—	(0.2)	—	—	—	(0.2)
Stock-based compensation	—	—	—	1.5	—	—	1.5
Balance, March 31, 2020	18,689	0.2	(86.6)	335.6	276.5	(115.9)	409.8
Net loss	—	—	—	—	(50.1)	—	(50.1)
Other comprehensive income, net of income taxes	—	—	—	—	—	4.7	4.7
Dividends declared	—	—	—	—	(8.0)	—	(8.0)
Shares purchased (Note 8)	—	—	—	—	—	—	—
Stock options exercised	2	—	—	—	—	—	—
Restricted stock vesting (Note 8)	9	—	—	—	—	—	—
Stock-based compensation	—	—	—	1.6	—	—	1.6
Balance, June 30, 2020	18,700	0.2	(86.6)	337.2	218.4	(111.2)	358.0
Net income	—	—	—	—	7.9	—	7.9
Other comprehensive income, net of income taxes	—	—	—	—	—	8.7	8.7
Dividends declared	—	—	—	—	(7.9)	—	(7.9)
Shares purchased (Note 8)	—	—	—	—	—	—	—
Stock options exercised	—	—	—	—	—	—	—
Restricted stock vesting (Note 8)	1	—	—	—	—	—	—
Stock-based compensation	—	—	—	0.3	—	—	0.3
Balance, September 30, 2020	18,701	$0.2	$(86.6)	$337.5	$218.4	$(102.5)	$367.0

	2019 Activity
	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2018	18,597	$0.2	$(76.6)	$328.5	$243.2	$(105.1)	$390.2
Net income	—	—	—	—	11.8	—	11.8
Other comprehensive loss, including income taxes	—	—	—	—	—	(1.7)	(1.7)
Dividends declared	—	—	—	—	(7.6)	—	(7.6)
Shares purchased (Note 8)	—	—	(0.3)	—	—	—	(0.3)
Stock options exercised	9	—	—	—	—	—	—
Restricted stock vesting (Note 8)	3	—	(0.1)	—	—	—	(0.1)
Stock-based compensation	—	—	—	1.9	—	—	1.9
Balance, March 31, 2019	18,609	0.2	(77.0)	330.4	247.4	(106.8)	394.2
Net income	—	—	—	—	13.6	—	13.6
Other comprehensive income, net of income taxes	—	—	—	—	—	6.2	6.2
Dividends declared	—	—	—	—	(7.6)	—	(7.6)
Shares purchased (Note 8)	—	—	(1.6)	—	—	—	(1.6)
Stock options exercised	1	—	—	—	—	—	—
Restricted stock vesting (Note 8)	21	—	—	—	—	—	—
Stock-based compensation	—	—	—	1.7	—	—	1.7
Balance, June 30, 2019	18,631	0.2	(78.6)	332.1	253.4	(100.6)	406.5
Net income	—	—	—	—	14.4	—	14.4
Other comprehensive loss, including income taxes	—	—	—	—	—	(5.8)	(5.8)
Dividends declared	—	—	—	—	(7.7)	—	(7.7)
Shares purchased (Note 8)	—	—	(2.9)	—	—	—	(2.9)
Stock options exercised	2	—	—	—	—	—	—
Restricted stock vesting (Note 8)	2	—	(0.2)	—	—	—	(0.2)
Stock-based compensation	—	—	—	1.2	—	—	1.2
Balance, September 30, 2019	18,635	$0.2	$(81.7)	$333.3	$260.1	$(106.4)	$405.5

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$(25.8)	$39.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28.2	30.2
Stock-based compensation	3.4	4.8
Deferred income tax provision (benefit)	(11.3)	1.1
Asset impairment costs (Note 10)	52.3	—
Loss on debt extinguishment (Note 5)	1.9	—
Pension settlement and other benefit costs	—	0.1
Loss on asset dispositions	—	0.1
Provision for uncollectible accounts receivable	0.7	—
Non-cash effects of changes in liabilities for uncertain income tax positions	—	(0.5)
Decrease in working capital	28.7	1.4
Pension and other postretirement benefits	(0.3)	(2.2)
Long-term payroll taxes	2.9	—
Other	(0.3)	(0.4)
NET CASH PROVIDED BY OPERATING ACTIVITIES	80.4	74.4

INVESTING ACTIVITIES
Capital expenditures	(11.8)	(13.9)
Purchase of marketable securities	(0.1)	(0.3)
Other	(0.3)	(0.7)
NET CASH USED IN INVESTING ACTIVITIES	(12.2)	(14.9)

FINANCING ACTIVITIES
Long-term borrowings (Note 5)	291.2	155.5
Repayments of long-term debt (Note 5)	(294.3)	(188.8)
Debt issuance costs	(5.4)	(0.4)
Cash dividends paid	(23.9)	(22.9)
Shares purchased (Note 8)	(3.8)	(5.1)
NET CASH USED IN FINANCING ACTIVITIES	(36.2)	(61.7)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	0.3	(0.3)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32.3	(2.5)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9.0	9.9
CASH AND CASH EQUIVALENTS, END OF PERIOD	$41.3	$7.4

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest costs capitalized	$9.7	$6.0
Cash paid during period for income taxes	$3.9	$11.4
Non-cash investing activities:
Liability for equipment acquired	$2.4	$3.1

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

Impacts of COVID-19
The Company continues to assess the impacts of the novel coronavirus pandemic (“COVID-19” or the "pandemic") on its various accounting estimates and significant judgments, including those that require consideration of forecasted financial information in the context of the unknown future impacts of COVID-19, using information that is reasonably available at this time. The accounting estimates and other matters assessed included, but were not limited to, goodwill, indefinite-lived intangibles and other long-lived assets, allowance for uncollectible accounts receivable, valuation allowances for tax assets and revenue recognition. Based on the Company’s assessment of these estimates and due to the adverse impacts of COVID-19, during the three months ended June 30, 2020, the Company recorded a non-cash impairment loss of $52.3 million to write-down certain long-lived assets, and $2.6 million of restructuring charges due to the idling of a fine paper machine and other smaller assets and $0.4 million of related severance costs. See Note 10, "Asset Restructuring and Impairment Costs" for further discussion. During the three months ended September 30, 2020, the Company qualitatively reviewed its fixed assets and intangibles including goodwill and indefinite-lived intangibles and noted no impairment indicators triggered.

The Company also recorded incremental and direct costs of responding to COVID-19 including purchases of personal protective equipment and additional cleaning and sanitation costs of $2.1 million for the nine months ended September 30, 2020. This included a one-time special payment to its mill operators of $1.1 million related to COVID-19 during the three months ended March 31, 2020.

Earnings per Share ("EPS")
The following table presents the computation of basic and diluted EPS (dollars in millions except per share amounts, shares in thousands):

Earnings (Loss) Per Basic Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income (loss) from continuing operations	$7.9	$14.4	$(25.8)	$39.8
Amounts attributable to participating securities	(0.1)	(0.1)	(0.2)	(0.2)
Net income (loss) available to common stockholders	$7.8	$14.3	$(26.0)	$39.6

Weighted-average basic shares outstanding	16,802	16,837	16,810	16,850

Basic earnings (loss) per share	$0.46	$0.85	$(1.55)	$2.35

Earnings (Loss) Per Diluted Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income (loss) from continuing operations	$7.9	$14.4	$(25.8)	$39.8
Amounts attributable to participating securities	(0.1)	(0.1)	(0.2)	(0.2)
Net income (loss) available to common stockholders	$7.8	$14.3	$(26.0)	$39.6

Weighted-average basic shares outstanding	16,802	16,837	16,810	16,850
Add: Assumed incremental shares under stock compensation plans (a)	19	68	—	60
Weighted-average diluted shares	16,821	16,905	16,810	16,910

Diluted earnings (loss) per share	$0.46	$0.84	$(1.55)	$2.33

(a)        For the three months ended September 30, 2020 and 2019, there were 330,789 and 231,471 potentially dilutive options, respectively, excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s Common Stock. For the nine months ended September 30, 2020 and 2019, there were 337,180 and 231,199 potentially dilutive options, respectively, similarly excluded from the computation of dilutive common shares. In addition, as a result of the loss from continuing operations for the nine months ended September 30, 2020, incremental shares of 25,626, resulting from the dilutive options and performance share units, were excluded from the diluted earnings per share calculation as the effect would have been anti-dilutive.

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

As of September 30, 2020, the carrying values of the Company’s debt approximated fair value.The fair value for all debt instruments was estimated from Level 2 measurements using rates currently available to the Company for debt of the same remaining maturities.

As of September 30, 2020, the Company had $4.1 million in marketable securities in the U.S. classified as "Other Noncurrent Assets" on the Condensed Consolidated Balance Sheet. The cost of such marketable securities was $4.5 million. Fair value for the Company’s marketable securities was estimated from Level 1 inputs. The Company’s U.S. marketable securities are designated for the payment of benefits under its supplemental employee retirement plan ("SERP"). As of September 30, 2020, Neenah Germany had investments of $2.3 million that were restricted to the payment of certain post-retirement employee benefits of which $0.7 million and $1.6 million are classified as "Prepaid and other current assets" and "Other Noncurrent Assets", respectively, on the Condensed Consolidated Balance Sheet. The cost of these investments approximated market.

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

Sales terms in the technical products business vary depending on the type of product sold and customer category. In general, sales are collected in 45 to 55 days. Credit terms of up to 120 days are offered to customers located in certain international markets. Fine paper and packaging sales terms range between 20 and 30 days with discounts of 0 to 2% for customer payments, with discounts of 1% and 20-day terms used most often. Credit terms of up to 90 days are offered to customers located in certain international markets.

Refer to Note 11, "Business Segment Information" for disaggregation of segment revenue from contracts with customers for the three and nine months ended September 30, 2020 and 2019.

Allowance for Uncollectible Accounts Receivable
In January 2020, the Company adopted Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which amends the FASB's guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model (known as the "current expected credit loss model" or "CECL") that is based on expected losses rather than incurred losses. The adoption of this standard did not have a material impact on the Company's financial position, results of operations and cash flows. Losses on receivables are estimated based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written-off when it is probable that contractual payments due will not be collected in accordance with the terms of the agreement. The allowance for uncollectible accounts receivable was $1.7 million and $1.5 million as of September 30, 2020 and December 31, 2019. The Company recorded a $1.0 million provision for uncollectible accounts receivable from the impacts of COVID-19 for the three months ended March 31, 2020. For the three months ended September 30, 2020, the provision for uncollectible accounts receivable was reduced by $0.3 million as a result of improved collections.

Leases
The Company has operating leases for corporate offices, warehouses, converting operations, and certain equipment, with remaining lease terms of up to 11 years, some of which include options to extend the leases for up to five years. The Company determines if an arrangement is a lease at inception. Operating leases with terms greater than 12 months are included in "Lease Right-of-Use Assets", "Lease liabilities payable within one year" and "Noncurrent Lease Liabilities" on the Condensed Consolidated Balance Sheets. As of September 30, 2020, the Company did not have any material financing leases.

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

Note 2.  Accounting Standards Changes
As of September 30, 2020, no amendments to the ASC have been issued that will have or are reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows upon adoption.

Note 3.  Supplemental Balance Sheet Data

The following table presents inventories by major class:

	September 30, 2020	December 31, 2019
Raw materials	$30.5	$32.8
Work in progress	21.4	26.4
Finished goods	58.1	67.3
Supplies and other	6.1	5.2
	116.1	131.7
Adjust FIFO inventories to LIFO cost	(8.3)	(8.9)
Total	$107.8	$122.8

The FIFO values of inventories valued on the LIFO method were $92.1 million and $102.2 million as of September 30, 2020 and December 31, 2019, respectively. For the three and nine months ended September 30, 2020, income from continuing operations before income taxes was reduced by less than $0.1 million due to a decrease in certain LIFO inventory quantities.

The following table presents changes in accumulated other comprehensive income (loss) ("AOCI") for the nine months ended September 30, 2020:

	Net Unrealized Foreign Currency Translation Loss	Net Loss from Pension and Other Postretirement Liabilities	Accumulated Other Comprehensive Loss
AOCI — December 31, 2019	$(19.0)	$(94.3)	$(113.3)
Other comprehensive loss before reclassifications	7.5	—	7.5
Amounts reclassified from AOCI	—	4.7	4.7
Income from other comprehensive income items	7.5	4.7	12.2
Provision for income taxes	0.2	1.2	1.4
Other comprehensive income	7.3	3.5	10.8
AOCI — September 30, 2020	$(11.7)	$(90.8)	$(102.5)

For the nine months ended September 30, 2020 and 2019, the Company reclassified $4.7 million and $4.4 million of costs, respectively, from AOCI to "Other expense - net" on the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2020 and 2019, the Company recognized an income tax benefit of $1.2 million and $1.1 million, respectively, related to such reclassifications classified as "Provision for income taxes" on the Condensed Consolidated Statements of Operations.

Note 4. Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Income tax expense (benefit) represented 23% and 11% of pre-tax book income (loss) for the three months ended September 30, 2020 and 2019, respectively, and (15)% and 16% of pre-tax book income (loss) for the nine months ended September 30, 2020 and 2019, respectively. The effective income tax (benefit) rate for the nine months ended September 30, 2020 was significantly impacted by the effects of the $52.3 million asset impairment loss of the U.S. transportation filtration asset (see Note 10, "Asset Restructuring and Impairment Costs") recorded during the three months ended June 30, 2020. Also, as of June 30, 2020, the Company evaluated its ability to utilize its deferred tax assets, including research and development and other tax credits and net operating losses ("NOLs"), before they expire. As a result of the impacts of COVID-19 and other factors, a $4.0 million tax expense was recorded to increase the valuation allowance against certain state tax credits and NOLs. In determining the need for a valuation allowance, the Company considered many factors, including specific taxing jurisdictions, sources of taxable income and income tax strategies. A valuation allowance is recognized if, based on the weight of available evidence, the Company concludes that it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

The following table presents the principal reasons for the difference between the Company's effective income tax (benefit) rate and the U.S. federal statutory income tax (benefit) rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
U.S. federal statutory income tax (benefit) rate	21%	21%	(21)%	21%
U.S. state income taxes (benefit), net of federal income tax effect	(1)%	1%	(7)%	1%
Foreign tax rate differences and financing structure	10%	—%	3%	1%
U.S. taxes on foreign earnings	3%	1%	2%	1%
Research and development and other tax credits	(10)%	(5)%	(7)%	(6)%
Excess tax benefits from stock compensation	—%	—%	1%	—%
Uncertain income tax positions	(8)%	(7)%	(2)%	(3)%
Valuation allowances	1%	—%	14%	—%
Other differences - net	7%	—%	2%	1%
Effective income tax (benefit) rate	23%	11%	(15)%	16%

Note 5.  Debt
Long-term debt consisted of the following:

	September 30, 2020	December 31, 2019
Term Loan B (variable rates) due June 2027	$199.5	$—
2021 Senior Notes (5.25% fixed rate) redeemed July 2020	—	175.0
Global Revolving Credit Facility (variable rates) due December 2023	—	21.6
German loan agreement (2.45% fixed rate) due in quarterly installments ending September 2022	2.6	3.5
German loan agreement (1.45% fixed rate) due in quarterly installments ending September 2022	2.8	3.7
Debt discounts and deferred financing costs	(9.4)	(3.0)
Total debt	195.5	200.8
Less: Debt payable within one year	4.8	2.6
Long-term debt	$190.7	$198.2

2021 Senior Notes
On June 30, 2020, the Company initiated the calling of the 2021 senior unsecured notes (the "2021 Senior Notes") for redemption in full and recorded a debt extinguishment charge of $1.9 million related to the write-off of the remaining deferred financing costs associated with the 2021 Senior Notes. The redemption of the 2021 Senior Notes was completed on July 16, 2020.

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

The obligations under the Term Loan Credit Agreement are jointly and severally guaranteed by the Guarantors and are secured by all or substantially all of the assets of the Term Loan Parties, including (i) a first- priority security interest in all of the tangible and intangible non-current assets of the Term Loan (collectively, the “TLB Priority Collateral”), and (ii) a second-priority security interest in all of the current assets of the Term Loan Parties comprising priority collateral of the lenders under the Company’s secured revolving credit facility (together with the TLB Priority Collateral, the “Collateral”). Under the terms of the Term Loan Credit Agreement, borrowings under the Term B Facility will bear interest, as selected by the Company, at a per annum rate equal to either (a) the reserve-adjusted LIBOR rate for interest periods of one, two or three months, plus an applicable rate of 4.00% per annum, or (b) the Alternate Base Rate, plus an applicable rate of 2.00% per annum. “Alternate Base Rate” will be equal to the greatest of (1) the prime rate as quoted from time to time in The Wall Street Journal or published by the Federal Reserve Board, (2) the overnight bank funding rate established by the Federal Reserve Bank of New York, plus 50 basis points, and (3) one-month reserve-adjusted LIBOR plus 100 basis points. The Alternate Base Rate is subject to a “floor” of 2.0%, and the adjusted LIBOR rate is subject to a “floor” of 1.0%. As of September 30, 2020, the weighted-average interest rate on outstanding Term Loan borrowings was 5.0% per annum. The Term Loan B is repayable in equal quarterly installments commencing on September 30, 2020 in an aggregate annual amount equal to 1% of the original principal amount of the Term B Facility (subject to certain reductions in connection with debt prepayments and debt buybacks). The entire unpaid principal balance of the Term Loan B, together with all accrued and unpaid interest thereon, will be due and payable at maturity on June 30, 2027.

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

Availability under the Global Revolving Credit Facility varies over time depending on the value of the Company’s inventory, receivables and various capital assets. As of September 30, 2020, the Company had no borrowings and $0.5 million in letters of credit outstanding under the Global Revolving Credit Facility and $140.9 million of available credit (based on exchange rates at September 30, 2020). As of December 31, 2019, the weighted-average interest rate under the Global Revolving Credit Facility was 1.3 percent per annum.

The ABL Credit Agreement contains covenants with which the Company and its subsidiaries must comply during the term of the agreement, which the Company believes are ordinary and standard for agreements of this nature. As of September 30, 2020, the Company was in compliance with all terms of the ABL Credit Agreement.

Under the terms of the Term Loan Credit Agreement and the ABL Credit Agreement, the Company has limitations on its ability to repurchase shares of and pay dividends on its Common Stock. These limitations are triggered depending on the Company’s credit availability under the ABL Credit Agreement and leverage levels under the Term Loan Credit Agreement. As of September 30, 2020, none of these covenants were restrictive to the Company’s ability to repurchase shares of and pay dividends on its Common Stock.

For additional information about the Company's debt agreements, see Note 7, "Debt" of the Notes to Consolidated Financial Statements in the 2019 Form 10-K and the agreements attached to the second quarter 2020 Quarterly Report on Form 10-Q as Exhibit 10.1 and 10.2.

Borrowings and Repayments of Long-Term Debt
The Condensed Consolidated Statements of Cash Flows present borrowings and repayments under the Global Revolving Credit Facility using a gross approach. This approach presents not only discrete borrowings for transactions such as a business acquisition, but also reflects all borrowings and repayments that occur as part of daily management of cash receipts and disbursements. For the nine months ended September 30, 2020, the Company made net long-term debt repayments of $3.1 million which related to the $196.0 million draw down on the Term Loan B (net of original issue discount of $4 million) offset by net repayments of $175 million on the Senior 2021 Notes, $21.6 million on the Global Revolving Credit Facility related to daily cash management activities, and $2.5 million of scheduled debt repayments. For the nine months ended September 30, 2019, the Company made scheduled debt repayments of $1.6 million and net long-term debt repayments of $31.7 million related to daily cash management activities.

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

The following table presents the components of net periodic benefit cost for the Company’s defined benefit plans and postretirement plans other than pensions:

Components of Net Periodic Benefit Cost for Defined Benefit Plans

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended September 30,
	2020	2019	2020	2019
Service cost	$1.1	$1.2	$0.2	$0.3
Interest cost	3.5	4.0	0.3	0.3
Expected return on plan assets (a)	(5.1)	(5.4)	—	—
Recognized net actuarial loss	1.4	1.1	0.1	0.1
Amortization of prior service benefit	0.1	0.1	—	—
Amount of settlement loss recognized (b)	—	0.1	—	—
Net periodic benefit cost	$1.0	$1.1	$0.6	$0.7

	Pension Benefits		Postretirement Benefits Other than Pensions
	Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$3.5	$3.8	$0.8	$0.9
Interest cost	10.5	12.2	0.7	1.1
Expected return on plan assets (a)	(15.5)	(15.7)	—	—
Recognized net actuarial loss	4.0	3.7	0.4	0.5
Amortization of prior service benefit	0.3	0.2	—	—
Amount of settlement loss recognized (b)	—	0.1	—	—
Net periodic benefit cost	$2.8	$4.3	$1.9	$2.5

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
(b)    For the nine months ended September 30, 2019, the Company recognized a settlement loss of $0.1 million related to the SERP.

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

The Company continues to monitor the impact of COVID-19 and related global economic conditions and uncertainty on the pension and other postretirement benefit plans. For the nine months ended September 30, 2020, the Company made $5.3 million of aggregate contributions to qualified and nonqualified defined benefit pension trusts and payments to pension benefits for unfunded pension and other postretirement benefit plans. The Company expects to make $13.0 million of such payments in calendar 2020. The Company made similar payments of $9.7 million and $13.1 million for the nine months ended September 30, 2019 and for the year ended December 31, 2019, respectively.

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

Effective July 1, 2018, the Company and representatives of the United Steelworkers Union (the "USW") of the Lowville mill withdrew from the PIUMPF and recorded an estimated withdrawal liability of $1.0 million, which assumed payment of $0.1 million per year over 20 years, discounted at a credit adjusted risk-free rate of 5.7%. In October 2019, the Company received a billing from PIUMPF for the withdrawal liability, which confirmed the $1.0 million liability, and the Company began making monthly payments. In addition to the withdrawal liability, in October 2019, PIUMPF also demanded immediate payment of $1.3 million for the Company's pro-rata share of the fund's accumulated funding deficiency, which the Company is challenging. As such, the Company has not recorded a liability for this amount (which accrues interest at an annual rate of 12%) as of September 30, 2020.

Note 7.  Stock Compensation Plan
Stock Options and Stock Appreciation Rights ("Options")
There were no Options awarded during the nine months ended September 30, 2020.

The following table presents information regarding Options that vested during the nine months ended September 30, 2020:

Options vested	73,828
Aggregate grant date fair value of Options vested (in millions)	$1.1

The following table presents information regarding outstanding Options:

	September 30, 2020	December 31, 2019
Options outstanding	386,053	416,548
Aggregate intrinsic value (in millions)	$0.3	$3.9
Per share weighted average exercise price	$70.68	$70.08
Exercisable Options	368,775	318,029
Aggregate intrinsic value (in millions)	$0.3	$3.9
Unvested Options	17,278	98,519
Per share weighted average grant date fair value	$14.61	$14.41

Performance Share Units ("PSUs") and Restricted Share Units ("RSUs")
For the nine months ended September 30, 2020, the Company granted target awards of 44,206 PSUs. The measurement period for the PSUs is January 1, 2020 through December 31, 2022. The PSUs vest on December 31, 2022. Common Stock of an amount between zero and 200 percent of the PSUs target will be awarded based on the Company’s return on invested capital, consolidated revenue growth, free cash flow as a percentage of net sales, and total return to shareholders relative to the companies in the Russell 2000® Value small cap index. The Company’s return on invested capital, consolidated revenue growth, and free cash flow as a percentage of net sales are adjusted for certain items as further described in the Performance Share Award Agreement. The market price on the date of grant for the PSUs was $63.07 per share.

For the nine months ended September 30, 2020, the Company awarded 79,977 RSUs to certain employees. The weighted average grant date fair value of such awards was $62.04 per share and one third of the shares will vest on each of the first three anniversaries of the grant date, with certain exceptions for retiring employees. For the nine months ended September 30, 2020, the Company also awarded 14,112 RSUs to non-employee members of the Board of Directors. The weighted average grant date fair value of such awards was $49.60 per share and the awards vest one year from the date of grant. During the vesting period, the holders of the RSUs are entitled to dividends, but the RSUs do not have voting rights. Generally, the RSUs and PSUs are forfeited in the event the holder is no longer working for the Company on the vesting date. However, under specific circumstances, vesting may be accelerated or reflect pro-rata vesting.

Note 8.  Stockholders' Equity
Common Stock
As of September 30, 2020 and December 31, 2019, the Company had 16,802,000 shares and 16,843,000 shares of Common Stock outstanding, respectively.

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

The following table shows shares purchased and value ($ in millions) under the respective stock purchase plans:

	Nine Months Ended September 30,
	2020		2019
	Shares	Amount	Shares	Amount
2020 Stock Purchase Plan	59,577	$3.6	—	$—
2019 Stock Purchase Plan	—	—	79,676	4.9

For the nine months ended September 30, 2020 and 2019, the Company acquired 3,801 and 2,432 shares of Common Stock, respectively, at a cost of $0.2 million each for shares surrendered by employees to pay taxes due on vested restricted stock awards.

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

Employees and Labor Relations
The Company’s U.S. union employees are represented by the USW. Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the "IG BCE"). In the Netherlands, most of our employees are eligible to be represented by the Christelijke Nationale Vakbond ("CNV") and the Federatie Nederlandse Vakvereniging ("FNV"). As of September 30, 2020, the Company had no U.S. employees covered under collective bargaining agreements that will expire in the next 12 months.

The following table shows the expiration dates of the Company’s various bargaining agreements and the number of employees covered under each of these agreements:

Contract Expiration Date	Location	Union	Number of Employees
April 2020	Eerbeek, Netherlands	CNV, FNV	(a)
November 2021	Lowville, NY	USW	85
January 2022	Whiting, WI	USW	198
May 2022	Appleton, WI	USW	83
June 2022	Neenah, WI	USW	173
July 2022	Munising, MI	USW	172
September 2022	Neenah Germany	IG BCE	(a)

(a)    Under German and Dutch laws, union membership is voluntary and does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement with the IG BCE, and the CNV and FNV cannot be determined. The Company is currently in negotiations with the CNV and FNV. Until new contracts are signed, the terms of the previous contracts still apply.

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

For the three and nine months ended September 30, 2019, the Company recorded $2.4 million and $4.4 million, respectively, of accelerated depreciation and spare parts inventory reserves related to an idled paper machine in the Fine Paper and Packaging segment.

During the three months ended September 30, 2020, the Company qualitatively reviewed its fixed assets and intangible assets, including goodwill and indefinite-lived intangibles, and noted no impairment indicators had been triggered.

A summary of the asset restructuring and impairment costs incurred during the three and nine months ended September 30, 2020 and 2019, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30
	2020	2019	2020	2019
Impairment losses	$—	$—	$52.3	$—
Restructuring charges from idled assets	—	2.4	2.6	4.4
Severance costs	—	—	0.4	—
Total	$—	$2.4	$55.3	$4.4

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Performance Materials	50%	57%	55%	58%
Filtration	50%	43%	45%	42%
Total	100%	100%	100%	100%

The Fine Paper and Packaging segment is a leading supplier of premium printing and other high-end specialty papers ("Graphic Imaging"), and premium packaging ("Packaging"), primarily in North America. The following table presents sales by product category for the fine paper and packaging business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Graphic Imaging	75%	80%	74%	79%
Packaging	25%	20%	26%	21%
Total	100%	100%	100%	100%

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

The following tables summarize the net sales and operating income (loss) for each of the Company’s business segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales
Technical Products	$123.5	$131.7	$371.8	$418.1
Fine Paper and Packaging	67.2	100.1	213.9	306.8
Consolidated	$190.7	$231.8	$585.7	$724.9

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020 (a)	2019 (c)	2020 (b)	2019 (d)
Operating income (loss)
Technical Products	$12.3	$9.5	$(18.8)	$33.3
Fine Paper and Packaging	6.0	13.2	16.7	38.0
Unallocated corporate costs	(4.4)	(3.7)	(18.9)	(15.1)
Consolidated	$13.9	$19.0	$(21.0)	$56.2

(a)    Operating income (loss) for the three months ended September 30, 2020 included (1) $0.6 million of incremental and direct costs of responding to COVID-19 ($0.2 million within Technical Products and $0.4 million within Fine Paper and Packaging ); and (2) $1.4 million of other restructuring and non-routine costs ($0.1 million within Technical Products, $0.3 million within Fine Paper and Packaging, and $1.0 million within Unallocated corporate costs). Refer to Note 1, "Background and Basis of Presentation" for further discussion.

(b)    Operating income for the nine months ended September 30, 2020 included (1) $55.3 million of asset restructuring and impairment costs ($51.6 million within Technical Products and $3.7 million within Fine Paper and Packaging) related to the impairment of certain long-lived assets, as well as the idling of a paper machine and other smaller assets and related severance costs; (2) $1.9 million of loss on debt extinguishment ($0.1 million within Technical Products and $1.8 million within Unallocated corporate costs) related to the redemption of the 2021 Senior Notes and resizing of the Global Revolving Credit Facility; (3) $2.1 million of incremental and direct costs of responding to COVID-19 ($0.9 million within Technical Products and $1.0 million within Fine Paper and Packaging and $0.2 million within Unallocated corporate costs); (4) $4.1 million of other restructuring and non-routine costs ($0.5 million within Technical Products, $2.0 million within Fine Paper and Packaging, and $1.6 million within Unallocated corporate costs); and (5) $1.1 million of due diligence and transaction costs of a terminated acquisition attempt within Unallocated corporate costs. Refer to Note 10, "Asset Restructuring and Impairment Costs", Note 5, "Debt", and Note 1, "Background and Basis of Presentation" for further discussion.
(c)    Operating income (loss) for the three months ended September 30, 2019 included $2.4 million of accelerated depreciation and spare parts inventory reserves related to an idled paper machine within Fine Paper and Packaging, and a $0.1 million of SERP settlement loss within Unallocated corporate costs.
(d)    Operating income (loss) for the nine months ended September 30, 2019 included $4.4 million of accelerated depreciation and spare parts inventory reserves related to an idled paper machine within Fine Paper and Packaging, $1.5 million of integration and restructuring costs, and a $0.1 million of SERP settlement loss within Unallocated corporate costs.

The following tables represent a disaggregation of revenue from contracts with customers by location of the selling entities for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	65%	72%	68%	72%
Germany	29%	21%	25%	21%
Rest of Europe	6%	7%	7%	7%
Total	100%	100%	100%	100%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis presents the factors that had a material effect on our financial position as of September 30, 2020 and our results of operations for the three and nine months ended September 30, 2020 and 2019. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See "Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements.

Executive Summary
In the third quarter of 2020, we continued to face adverse impacts of the outbreak of COVID-19 as a result of the ongoing decline in global economic activity which resulted in significantly reduced demand for our products and our customers’ products. While we experienced varying degrees of recovery in our markets, the pandemic had a material negative impact on our business operations and financial results, including net sales and earnings. Management continues to take a number of actions to preserve the safety of our employees, carefully control and reduce spending, and preserve liquidity by actively managing working capital.

For the three months ended September 30, 2020, consolidated net sales of $190.7 million decreased $41.1 million (18%) from the prior year period. The decline in revenues resulted primarily from lower volumes caused by continued adverse impacts of COVID-19. Net sales declined 6% in Technical Products and 33% in Fine Paper and Packaging from the prior year period, with a more pronounced decline in the Fine Paper and Packaging segment due to reductions in end-use demand for commercial print papers used primarily in advertising and marketing campaigns. Impacts from lower net selling prices were partially offset by favorable currency effects. While down versus prior year, third quarter consolidated net sales increased 18% from the second quarter 2020.

Consolidated operating income decreased $5.1 million (27%) from the prior year period to $13.9 million for the three months ended September 30, 2020. Lower income in 2020 resulted from decreased volumes due to COVID-19 that could not be fully offset at a consolidated level by spending reductions. While Technical Products operating income increased, with reduced spending and a more profitable mix offsetting unfavorable volume impacts, a larger volume decline in Fine Paper and Packaging was only partly offset by spending reductions. Both segments benefited modestly from lower input prices net of selling price changes. Excluding adjusting items of $2.0 million and $2.5 million in 2020 and 2019, respectively, adjusted operating income of $15.9 million decreased $5.6 million from $21.5 million in the prior year.See the reconciliation table on F-26 for further detail.

Cash provided by operating activities of $80.4 million for the nine months ended September 30, 2020 was $6.0 million higher than cash generated of $74.4 million in the prior year period. Actions to improve working capital by managing inventory and to reduce discretionary spending more than offset the impact from lower earnings. Cash used for investing activities of $12.2 million was $2.7 million lower than the prior year period due to reduced capital spending.

Impact of COVID-19 on Our Business
Both of our business segments have continued to operate during the pandemic as vital suppliers of goods and services and we continue to take steps to ensure the safety of our employees, including frequent cleaning and disinfection of workspaces, property and equipment, instituting social distancing measures and providing remote working environments for administrative employees. During the third quarter 2020, we experienced a limited number of confirmed COVID-19 cases in our U.S. operations and quarantined those individuals and first level exposed employees in accordance with the U.S. Centers for Disease Control and Prevention (the "CDC") guidelines. However, such cases did not cause any significant disruption to operations, nor have we experienced disruptions to our supply chain.

Additionally, we have taken numerous actions during the year to improve our cash flow and preserve liquidity. These actions included the following:
•reducing discretionary spending;
•minimizing capital expenditures and discretionary contributions to pension plans;
•suspending purchases under our 2020 Stock Purchase Plan;
•utilizing government initiatives and subsidies such as deferring payroll taxes under the CARES Act, government employee retention subsidies in the U.S., Europe and the U.K., and net operating loss carrybacks;
•consolidating our manufacturing footprint; and
•reducing payroll costs through a freeze on wage increases and hiring, furloughs for all U.S. employees, and reductions in our salaried and hourly headcount.

Refer to Part II, Item 1A,"Risk Factors," for the risk factor related to COVID-19.

Results of Operations and Related Information
In this section, we discuss and analyze our net sales, earnings before interest and taxes (which we refer to as "operating income") and other information relevant to an understanding of our results of operations for the three and nine months ended September 30, 2020 and 2019.

Analysis of Net Sales — Three and Nine Months Ended September 30, 2020 and 2019
The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Net sales
Technical Products	$123.5	65%	$131.7	57%	$371.8	63%	$418.1	58%
Fine Paper and Packaging	67.2	35%	100.1	43%	213.9	37%	306.8	42%
Consolidated	$190.7	100%	$231.8	100%	$585.7	100%	$724.9	100%

The following table presents our net sales by segment for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Change in Net Sales Compared to Prior Period
				Change Due To
	2020	2019	Total Change	Volume	Net Price (a)	Currency
Technical Products	$123.5	$131.7	$(8.2)	$(6.2)	$(5.3)	$3.3
Fine Paper and Packaging	67.2	100.1	(32.9)	(30.4)	(2.5)	—
Consolidated	$190.7	$231.8	$(41.1)	$(36.6)	$(7.8)	$3.3

(a)         Includes changes in selling price and product mix.

Consolidated net sales of $190.7 million for the three months ended September 30, 2020 decreased $41.1 million (18%) from the prior year period. The decline in revenues resulted primarily from lower volumes caused by continued adverse impacts of COVID-19. Net sales declined 6% in Technical Products and 33% in Fine Paper and Packaging from the prior year period, with a more pronounced decline in the Fine Paper and Packaging segment due to reductions in end-use demand for commercial print papers used primarily in advertising and marketing campaigns. Impacts from lower net selling prices were partially offset by favorable currency effects. While down versus prior year, third quarter consolidated net sales increased 18% from the second quarter 2020.
•Net sales in our technical products business decreased $8.2 million (6%) from the prior year period. The revenue decline was primarily due to lower sales in the performance materials business due to COVID-19 that was only partly offset by increased filtration sales, including media for face masks in Europe introduced earlier this year. Modestly lower net selling prices in 2020 were partly offset by favorable currency effects from a stronger euro.
•Net sales in our fine paper and packaging business decreased $32.9 million (33%) from the prior year period. The decline was primarily due to lower volumes resulting from COVID-19, with the largest impact in commercial print papers used for advertising and marketing. In addition, net selling prices were modestly lower in 2020.

The following table presents our net sales by segment for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Change in Net Sales Compared to Prior Period
				Change Due To
	2020	2019	Total Change	Volume	Net Price (a)	Currency
Technical Products	$371.8	$418.1	$(46.3)	$(31.5)	$(15.0)	$0.2
Fine Paper and Packaging	213.9	306.8	(92.9)	(86.4)	(6.5)	—
Consolidated	$585.7	$724.9	$(139.2)	$(117.9)	$(21.5)	$0.2

(a)         Includes changes in selling price and product mix.

Consolidated net sales of $585.7 million for the nine months ended September 30, 2020 decreased $139.2 million (19%) from the prior year period. The decline in revenues resulted primarily from significant adverse volume impacts from COVID-19. Net sales declined 11% in Technical Products and 30% in Fine Paper and Packaging. In addition, net selling prices were modestly lower in 2020 due both to selling price and mix. The decline in net sales was more pronounced in the Fine Paper and Packaging segment due to its shorter supply chain and reductions in end-use demand for commercial print papers used in advertising and marketing.
•Net sales in our technical products business decreased $46.3 million (11%) from the prior period. The revenue decrease resulted primarily from lower volumes, reflecting adverse impacts of COVID-19. Net selling prices were lower partly as a result of declines in input costs as well as a lower value mix of products sold.
•Net sales in our fine paper and packaging business decreased $92.9 million (30%) from the prior year period. The decline was primarily due to lower volumes, reflecting adverse impacts of COVID-19. Volume declines were more pronounced in commercial print as compared to premium packaging and consumer channel sales. Net selling prices were lower partly as a result of declines in input costs as well as a lower value mix of products sold.

Analysis of Operating Income — Three and Nine Months Ended September 30, 2020 and 2019
The following table sets forth line items from our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	81.5	80.7	81.1	80.8
Gross profit	18.5	19.3	18.9	19.2
Selling, general and administrative expenses	10.0	10.1	11.4	10.4
Asset restructuring and impairment costs (Note 10)	—	1.0	9.4	0.6
Other restructuring and non-routine costs	0.8	—	0.7	0.2
COVID-19 costs	0.3	—	0.4	—
Loss on debt extinguishment (Note 5)	—	—	0.3	—
Acquisition and due diligence costs	—	—	0.2	—
Pension settlement and other benefit costs	—	—	—	—
Other expense - net	0.1	—	0.1	0.2
Operating income (loss)	7.3	8.2	(3.6)	7.8
Interest expense - net	1.9	1.2	1.6	1.3
Income (loss) before income taxes	5.4	7.0	(5.2)	6.5
Provision (benefit) for income taxes	1.3	0.8	(0.8)	1.0
Net income (loss)	4.1%	6.2%	(4.4)%	5.5%

The following table presents our operating income (loss) by segment for the three months ended September 30, 2020 and 2019:

			Change in Operating Income Compared to Prior Period
	Three Months Ended September 30,			Change Due To
			Total		Net	Input
	2020	2019	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$12.3	$9.5	$2.8	$(2.0)	$(1.0)	$4.1	$0.1	$1.6
Fine Paper and Packaging	6.0	13.2	(7.2)	(9.2)	(2.0)	1.8	—	2.2
Unallocated corporate costs	(4.4)	(3.7)	(0.7)	—	—	—	—	(0.7)
Consolidated	$13.9	$19.0	$(5.1)	$(11.2)	$(3.0)	$5.9	$0.1	$3.1

(a)         Includes changes in selling price and product mix.
(b)         Includes price changes for raw materials and energy.
(c)         Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and SG&A expenses. In addition, in 2020 it included $0.3 million, $0.7 million, and $1.0 million of unfavorable adjustments in Technical Products, Fine Paper and Packaging, and Unallocated corporate costs, respectively. In 2019 it included $2.3 million and $0.2 million of unfavorable adjustments in Fine Paper and Packaging and Unallocated corporate costs, respectively. See the breakdown by segment and the reconciliation table on F-26 for further detail.

Consolidated operating income decreased $5.1 million from the prior year period to $13.9 million for the three months ended September 30, 2020.Lower income in 2020 resulted from decreased volumes due to COVID-19 that could not be fully offset at a consolidated level by spending reductions. While Technical Products operating income increased, with reduced spending and a more profitable mix offsetting unfavorable volume impacts, a larger volume decline in Fine Paper and Packaging was only partly offset by spending reductions. Both segments benefited modestly from lower input prices net of selling price changes. Excluding adjusting items of $2.0 million and $2.5 million in 2020 and 2019, respectively, adjusted operating income of $15.9 million decreased $5.6 million from $21.5 million in the prior year.
•Operating income for our technical products business increased $2.8 million from the prior year period to $12.3 million, primarily as a result of lower manufacturing and SG&A spending, a more profitable mix of products sold, and modest benefits from lower input costs, net of selling prices. Combined, these items more than offset the negative impact from lower sales volume. Excluding unfavorable adjusting items of $0.3 million in 2020 shown on the reconciliation table on F-26, adjusted operating income increased $3.1 million (33%) from $9.5 million to $12.6 million.
•Operating income for our fine paper and packaging business decreased $7.2 million from the prior year period to $6.0 million, primarily as a result of lower sales and related manufacturing fixed cost inefficiencies. The impact of lower volumes was partly offset by spending reductions and modest benefits from lower input costs, net of selling price changes. Excluding unfavorable adjusting items in 2020 and 2019 of $0.7 million and $2.3 million, respectively, shown on the reconciliation table on F-26, adjusted operating income of $6.7 million in 2020 decreased $8.8 million (57%) from $15.5 million in the prior year.
•Unallocated corporate expenses for the three months ended September 30, 2020 of $4.4 million increased $0.7 million from the prior year. Excluding unfavorable adjustments in 2020 and 2019 of $1.0 million and $0.2 million, respectively, shown on the reconciliation table on F-26, adjusted unallocated corporate expenses decreased $0.1 million due to reduced SG&A spending.

 The following table presents our operating income (loss) by segment for the nine months ended September 30, 2020 and 2019:

			Change in Operating Income Compared to Prior Period
	Nine Months Ended September 30,			Change Due To
			Total		Net	Input
	2020	2019	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$(18.8)	$33.3	$(52.1)	$(7.6)	$(7.1)	$15.4	$(0.4)	$(52.4)
Fine Paper and Packaging	16.7	38.0	(21.3)	(23.7)	(4.2)	10.4	—	(3.8)
Unallocated corporate costs	(18.9)	(15.1)	(3.8)	—	—	—	—	(3.8)
Consolidated	$(21.0)	$56.2	$(77.2)	$(31.3)	$(11.3)	$25.8	$(0.4)	$(60.0)

(a)         Includes changes in selling price and product mix.
(b)         Includes price changes for raw materials and energy.
(c)         Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and SG&A expenses. In addition, in 2020 it included $53.1 million, $6.7 million, and $4.7 million of unfavorable adjustments in Technical Products, Fine Paper and Packaging, and Unallocated corporate costs, respectively. In 2019 it included $0.4 million, $5.3 million, and $0.3 million of unfavorable adjustments in Technical Products, Fine Paper and Packaging, and Unallocated corporate costs, respectively. See the breakdown by segment and the reconciliation table on F-26 for further detail.

Consolidated operating income decreased $77.2 million from the prior year period to a loss of $21.0 million for the nine months ended September 30, 2020. Excluding adjusting items noted below, operating income decreased $18.7 million due primarily to lower sales and related manufacturing cost inefficiencies related to COVID-19. The impact of lower volumes was only partly offset by spending reductions and lower input costs net of selling price reductions. In addition, as presented on the reconciliation table on F-26, we recorded $64.5 million of non-cash asset restructuring and impairment costs for long-lived assets, loss on extinguishment of debt, incremental costs of responding to COVID-19, other restructuring and non-routine costs, and acquisition and due diligence costs. Adjusting items of $6.0 million in 2019 included accelerated depreciation due to idling of a paper machine, restructuring and other non-routine costs and a SERP settlement loss. Excluding these items, adjusted operating income in 2020 decreased $18.7 million to $43.5 million from $62.2 million.
•Operating income for our technical products business decreased $52.1 million from the prior year period to a loss of $18.8 million. Excluding unfavorable adjusting items discussed above and shown on the reconciliation table on F-26, adjusted operating income increased $0.6 million (2%) from $33.7 million to $34.3 million, primarily as a result of lower input costs net of selling price reductions and spending reductions, mostly offset by lower sales and production volumes and related manufacturing cost inefficiencies.
•Operating income for our fine paper and packaging business decreased $21.3 million from the prior year period. Excluding unfavorable adjusting items discussed above and shown on the reconciliation table on F-26, adjusted operating income of $23.4 million in 2020 decreased $19.9 million (46%) from $43.3 million in the prior year primarily as a result of lower sales and production volumes and related manufacturing cost inefficiencies. The impact of lower volumes was only partly offset by spending reductions and lower input costs net of selling price reductions.
•Unallocated corporate expenses for the nine months ended September 30, 2020 of $18.9 million were $3.8 million higher than the prior year period due to loss on debt extinguishment, acquisition and due diligence costs, restructuring and other non-routine costs, and COVID-19 costs. These costs compared to $0.3 million of restructuring and other non-routine costs in 2019. Excluding these items, adjusted unallocated corporate expenses were $0.6 million lower than the prior year period due to lower SG&A spending.

The following table sets forth our operating income (loss) by segment, adjusted for the effects of certain costs, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Technical Products
GAAP Operating Income (Loss)	$12.3	$9.5	$(18.8)	$33.3
Asset restructuring and impairment costs	—	—	51.6	—
Other restructuring and non-routine costs	0.1	—	0.5	0.4
COVID-19 costs	0.2	—	0.9	—
Loss on debt extinguishment	—	—	0.1	—
Adjusted Operating Income	12.6	9.5	34.3	33.7

Fine Paper and Packaging
GAAP Operating Income	6.0	13.2	16.7	38.0
Asset restructuring and impairment costs	—	2.4	3.7	4.4
Other restructuring and non-routine costs	0.3	(0.1)	2.0	0.9
COVID-19 costs	0.4	—	1.0	—
Adjusted Operating Income	6.7	15.5	23.4	43.3

Unallocated Corporate Costs
GAAP Operating Loss	(4.4)	(3.7)	(18.9)	(15.1)
Other restructuring and non-routine costs	1.0	0.1	1.6	0.2
COVID-19 costs	—	—	0.2	—
Loss on debt extinguishment	—	—	1.8	—
Acquisition and due diligence costs	—	—	1.1	—
Pension settlement and other benefit costs	—	0.1	—	0.1
Adjusted Operating Loss	(3.4)	(3.5)	(14.2)	(14.8)

Consolidated
GAAP Operating Income (Loss)	13.9	19.0	(21.0)	56.2
Asset restructuring and impairment costs	—	2.4	55.3	4.4
Other restructuring and non-routine costs	1.4	—	4.1	1.5
COVID-19 costs	0.6	—	2.1	—
Loss on debt extinguishment	—	—	1.9	—
Acquisition and due diligence costs	—	—	1.1	—
Pension settlement and other benefit costs	—	0.1	—	0.1
Adjusted Operating Income	$15.9	$21.5	$43.5	$62.2

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

Additional Statement of Operations Commentary:
•SG&A expense of $19.1 million for the three months ended September 30, 2020 was $4.0 million lower than SG&A expense of $23.1 million in the prior year period. Costs in 2020 were lower due to the significant actions taken to manage spending and reduce costs this year in areas such as marketing, travel and payroll.
SG&A expense of $66.5 million for the nine months ended September 30, 2020 was $8.8 million lower than SG&A expense of $75.3 million in the prior year period. Costs in 2020 were lower due to actions taken to reduce costs in areas including marketing, travel, and payroll-related spending, including impacts of furloughs, headcount reductions and wage and hiring freezes. These were only partly offset by a higher provision for uncollectible accounts receivable.
•For the three months ended September 30, 2020, net interest expense of $3.6 million was higher than the $2.8 million in the third quarter of 2019. In addition to higher debt, 2020 interest expense included an incremental $0.4 million due to an overlap in interest incurred in July on both our Senior Notes and Term Loan B, prior to the redemption of the 2021 Senior Notes on July 16, 2020.
For the nine months ended September 30, 2020, net interest expense of $9.5 million increased compared to $9.0 million for prior year period, due to the above overlap of outstanding debt.
•Historically, our effective tax rate has differed from the U.S. statutory tax rate primarily due to the proportion of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate, research and development and other tax credits and excess tax benefits from stock compensation. For the three months ended September 30, 2020 and 2019, we recorded an income tax expense of $2.4 million and $1.8 million, respectively. The effective income tax rate was 23% for the three months ended September 30, 2020 and 11% for the three months ended September 30, 2019. For the nine months ended September 30, 2020 and 2019, we recorded an income tax (benefit) expense of $(4.7) million and $7.4 million, respectively. The effective income tax (benefit) rate was (15)% for the nine months ended September 30, 2020 and 16% for the nine months ended September 30, 2019. See Note 4, "Income Taxes" of Notes to Condensed Consolidated Financial Statements for a reconciliation of the effective income tax (benefit) rate to the U.S. federal statutory income tax (benefit) rate for each period.
The effective income tax (benefit) rate for the nine months ended September 30, 2020 was significantly impacted by the effects of the $52.3 million asset impairment loss of the U.S. transportation filtration asset (see Note 10, "Asset Restructuring and Impairment Costs" of Notes to Condensed Consolidated Financial Statements) recorded during the three months ended June 30, 2020. Also, as of June 30, 2020, we evaluated our ability to utilize our deferred tax assets, including research and development and other tax credits and NOLs, before they expire. As a result of the impacts of COVID-19 and other factors, a $4.0 million tax expense was recorded to increase the valuation allowance against our state tax credits and NOLs.
•On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law in the U.S. The CARES Act includes various income and payroll tax provisions that we have begun to implement. The most significant impact thus far is resulting from the option to delay payment of more than $4 million of 2020 payroll taxes until 2021 and 2022. Also, we have utilized the payroll tax provisions of the Employee Retention Credit of the CARES Act to partially offset qualified wages and benefits of employees impacted by COVID-19 travel and other restrictions. Similar COVID-19 relief legislation has also been enacted in Germany, the Netherlands and the U.K. aimed at providing subsidies for employee retention and deferral of tax payments.

Liquidity and Capital Resources
COVID-19 has resulted in significant uncertainty in the macroeconomic environment and global financial markets. We believe that we have a strong financial position and the liquidity to withstand economic uncertainty during this volatile period, in consideration of the following:
•we have no near-term debt maturities, as the Global Revolving Credit Facility matures in December 2023 and the Term Loan B matures in June 2027;
•significant remaining availability of $140.9 million existed on our Global Revolving Credit Facility, with no outstanding borrowings as of September 30, 2020 ;
•$41.3 million of cash and cash equivalents was on hand at September 30, 2020.

	Nine Months Ended September 30,
	2020	2019
Net cash flow provided by (used in):
Operating activities	$80.4	$74.4

Investing activities:
Capital expenditures	(11.8)	(13.9)
Other investing activities	(0.4)	(1.0)
Total	(12.2)	(14.9)

Financing activities:
Net borrowings (repayments) of long-term debt	(3.1)	(33.3)
Cash dividends paid	(23.9)	(22.9)
Shares purchased	(3.8)	(5.1)
Other financing activities	(5.4)	(0.4)
Total	(36.2)	(61.7)
Effect of exchange rate changes on cash and cash equivalents	0.3	(0.3)
Net increase (decrease) in cash and cash equivalents and restricted cash	$32.3	$(2.5)

Operating Cash Flow Commentary
•Cash provided by operating activities of $80.4 million for the nine months ended September 30, 2020 was $6.0 million higher than cash provided by operating activities of $74.4 million in the prior year period. Actions to improve working capital by managing inventory and to reduce discretionary spending more than offset the impact from lower earnings.

Investing Commentary:
•For the nine months ended September 30, 2020 and 2019, cash used by investing activities was $12.2 million and $14.9 million, respectively. Lower capital spending in 2020 of $2.1 million was due to reduction in capital spending to preserve liquidity. For the full year 2020, aggregate annual capital expenditures are expected to be less than $20 million.

Financing Commentary:
•On July 16, 2020, we completed the redemption in full of the $175 million of 2021 Senior Notes using the $200 million of proceeds from the Term Loan B which we entered into on June 30, 2020. For the nine months ended September 30, 2020, total debt outstanding decreased by $5.3 million to $195.5 million at September 30, 2020 from $200.8 million at December 31, 2019. Such decrease reflects net repayments of the Global Revolving Credit Facility, and scheduled repayments of other debt and the Term Loan B, which exceeded the net incremental borrowing from the Term Loan B (compared to the extinguished 2021 Senior Notes).
•For the nine months ended September 30, 2020, cash and cash equivalents increased $32.3 million to $41.3 million at September 30, 2020 from $9.0 million at December 31, 2019. As of September 30, 2020, our cash balance consisted of $27.7 million in the U.S. and $13.6 million held at entities outside of the U.S. As of September 30, 2020, there were no restrictions regarding the repatriation of our non-U.S. cash.
•For the nine months ended September 30, 2019, cash used in financing activities was $61.7 million. Cash related to financing activities consists primarily of net borrowings/repayments of long-term debt, dividends paid and share repurchases. During the nine months ended September 30, 2019, we made net repayments of $33.3 million due to the activity on our Global Revolving Credit Facility.
•Availability under our Global Revolving Credit Facility varies over time depending on the value of our inventory, receivables and various capital assets. As of September 30, 2020, we had no outstanding borrowings under our Global Revolving Credit Facility and $140.9 million of available credit (based on exchange rates at September 30, 2020).
•We have required debt principal payments through September 30, 2021 of $2.8 million for principal payments on the two German loan agreements and $2.0 million for the Term Loan B payable in equal quarterly installments.

Transactions With Shareholders
•In November 2019, our Board of Directors approved a 4% increase in the quarterly dividend on our Common Stock, to $0.47 per share, effective with the March 2020 dividend payment. For the nine months ended September 30, 2020 and 2019, we paid cash dividends of $23.9 million ($1.41 per common share) and $22.9 million ($1.35 per common share), respectively.
•Among the measures taken to manage our cash flow and preserve our liquidity, purchases under the 2020 Stock Purchase Plan were suspended in March 2020. The 2020 Stock Purchase Plan does not require us to purchase any specific number of shares and may be suspended or discontinued at any time. For the nine months ended September 30, 2020 and 2019, we repurchased 59,577 shares of Common Stock at a cost of $3.6 million and 79,676 shares of Common Stock at a cost of $4.9 million, respectively. For further details on our Stock Purchase Plans refer to Note 8, "Stockholders' Equity" of Notes to Condensed Consolidated Financial Statements.

Other Items:
•As of September 30, 2020, we had $45.0 million of state NOLs. Our state NOLs may be used to offset $2.8 million in state income taxes. If not used, substantially all of the state NOLs will expire in various amounts between 2021 and 2040. In addition, as of September 30, 2020, we had $22.5 million of U.S. federal and $7.4 million of U.S. state research and development tax credits ("R&D Credits") which, if not used, will expire between 2032 and 2040 for the U.S. federal R&D Credits and between 2020 and 2035 for the state R&D Credits.

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
•the potential impact of COVID-19 on our projected customer demand, mill operations and supply chain, as well as our consolidated financial position, consolidated results of operations and consolidated cash flows;
•the impact of competition, both domestic and international, changes in industry production capacity, including the construction of new mills or new machines, the closing of mills and incremental changes due to capital expenditures or productivity increases;
•the loss of current customers or the inability to obtain new customers;
•increases in commodity prices (particularly for pulp, energy and latex);
•our ability to control costs, including transportation, and implement measures designed to enhance operating efficiencies;
•the availability of raw materials and energy;
•the enactment of adverse federal, state or foreign tax or other legislation or changes in government policy or regulation;
•the impact of increased trade protectionism and tariffs on our business, results of operations and financial condition;
•unanticipated expenditures related to the cost of compliance with environmental and other governmental regulations;
•fluctuations in foreign currency exchange rates (in particular, changes in the U.S. dollar/Euro currency exchange rates) and interest rates on long-term debt;
•increases in the funding requirements for our pension and postretirement liabilities;
•our ability to identify attractive acquisition targets and to successfully integrate acquired businesses into our existing operations;
•changes in asset valuations, including write-downs of assets including property, plant and equipment; inventory, accounts receivable, deferred tax assets or other assets for impairment or other reasons;
•loss of key personnel;
•strikes, labor stoppages and changes in our collective bargaining agreements and relations with our employees and unions;
•capital and credit market volatility and fluctuations in global equity and fixed-income markets;
•our existing and future indebtedness;
•our NOLs may not be available to offset our tax liability and other tax planning strategies may not be effective; and
•other risks that are detailed from time to time in reports we file with the SEC.

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

As of September 30, 2020, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the nine months ended September 30, 2020. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the nine months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
A novel strain of coronavirus, COVID-19, was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. The pandemic and measures taken to contain or mitigate the pandemic have caused, and are continuing to cause, business slowdown or shutdown in affected areas and significant disruption in the financial markets both globally and in the U.S., which has led to a decline in discretionary spending by consumers, which in turn has adversely impacted our business, sales, financial condition and results of operations beginning in the second quarter of 2020. We cannot predict the degree to, or the time period over, which our sales and operations will continue to be affected by this pandemic and preventive measures.

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
We may be required or choose to obtain additional debt or equity financing to meet our future working capital requirements, as well as to fund capital expenditures and acquisitions. To the extent we must obtain financing from external sources to fund our capital requirements, we cannot guarantee financing will be available on favorable terms, if at all. For example, during periods of volatile credit markets, there is a risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their credit commitments and obligations, including, but not limited to, extending credit up to the maximum permitted by a credit facility and otherwise accessing capital and/or honoring loan commitments. If our lenders are unable to fund borrowings under their loan commitments or we are unable to borrow, it could be difficult to replace such loan commitments on similar terms or at all. If adequate funds are not available on acceptable terms, we may be unable to meet our future working capital requirements or fund capital expenditures and acquisitions, any of which could negatively affect our business. As of September 30, 2020, we have required debt principal payments of $4.8 million during the period ending September 30, 2021.

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

If we cannot make scheduled payments on our debt, we will be in default and, as a result:
•our debt holders could declare all outstanding principal and interest to be due and payable;
•our senior secured lenders could terminate their commitments and commence foreclosure proceedings against our assets; and
•we could be forced into bankruptcy or liquidation.

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
As of September 30, 2020, we had $199.5 million of debt under our Term B Facility, no outstanding balance on revolving credit borrowings and $5.4 million of project financing outstanding. In addition, availability under our Fourth Amended and Restated Credit Agreement was $140.9 million. Our leverage could have important consequences. For example, it could:
•make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on our indebtedness;
•place us at a disadvantage to our competitors;

•require us to dedicate a substantial portion of our cash flow from operations to service payments on our indebtedness, thereby reducing funds available for other purposes;
•increase our vulnerability to a downturn in general economic conditions or the industry in which we operate;
•limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate and other purposes; and
•limit our ability to plan for and react to changes in our business and the industry in which we operate.

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

If specified excess availability under our Global Revolving Credit Facility is less than the greater of (i) $15 million and (ii) 10 percent of the maximum aggregate commitments under our Global Revolving Credit Facility as then in effect, we are required to comply with a fixed charge coverage ratio (as defined in our bank credit agreement) of not less than 1.1 to 1.0 for the preceding four-quarter period, tested as of the end of each quarter. Such compliance, once required, would no longer be necessary once (x) specified excess availability under our Global Revolving Credit Facility exceeds the greater of (i) 17.5 percent of the aggregate commitment for our Global Revolving Credit Facility as then in effect and (ii) $25 million for 60 consecutive days and (y) no default or event of default has occurred and is continuing during such 60-day period. As of September 30, 2020, specified excess availability under our Global Revolving Credit Facility exceeded the minimum required amount, and we are not required to comply with such fixed charge coverage ratio.

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

Our Global Revolving Credit Facility and Term B Facility accrue interest at variable rates. As of September 30, 2020, we had no borrowings under the revolving credit borrowings outstanding which mature on December 10, 2023 and $199.5 million of term loan borrowings which mature on June 30, 2027. We may reduce our exposure to rising interest rates by entering into interest rate hedging arrangements, although those arrangements may result in us incurring higher interest expenses than we would incur without the arrangements. If interest rates increase in the absence of such arrangements, we will need to dedicate more of our cash flow from operations to make payments on our debt. In addition, the variable interest rates on our Global Revolving Credit Facility and Term B Facility are based on LIBOR as a benchmark, exposing us to possible changes in interest in the event that the method for determining LIBOR changes, LIBOR is replaced by an alternative reference rate or LIBOR is phased out altogether.

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

The following table contains information about our purchases of our equity securities for the three months ended September 30, 2020:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (a)
July	189	$47.76	—	$21,400,573
August	—	$—	—	$21,400,573
September	—	$—	—	$21,400,573

(a)         As of September 30, 2020, we have purchased 59,577 shares of Common Stock at an aggregate cost of $3.6 million under the 2020 Stock Purchase Plan. For further discussion on the share repurchase plans refer to Note 8, "Stockholders' Equity" of Notes to Condensed Consolidated Financial Statements.

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
Julie A. Schertell
President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Paul F. DeSantis
Paul F. DeSantis
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Larry N. Brownlee
Larry N. Brownlee
Vice President, Controller (Principal Accounting Officer)

November 4, 2020