Form 10-K
period 2020-12-31
Neenah Inc
filed 2021-02-19
CIK 1296435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________

FORM 10-K
________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock held by non-affiliates on June 30, 2020 (based on the closing stock price on the New York Stock Exchange) on such date was approximately $681,041,840.
As of February 17, 2021, there were 16,837,000 shares of the Company's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on May 20, 2021 is incorporated by reference into Part III hereof.

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
Our technical products business is a leading international producer of transportation, water and other filter media and durable, saturated and coated substrates for a variety of end markets. We focus on categories where we believe we are, or can be, a market leader. These categories include filtration media for transportation, water and other end use applications, backings for specialty tapes and abrasives, performance labels, digital transfer papers, and other custom engineered materials. Our products are typically used in high performance applications where our customers require specific standards and qualifications. Our dedicated technical products manufacturing facilities are located in Weidach and Bruckmühl, Germany, Eerbeek, Netherlands, Bolton, England, Munising, Michigan, Appleton, Wisconsin, and Pittsfield, Massachusetts.
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
In addition, certain products of both businesses are manufactured in shared facilities located in Brownville and Lowville, New York, and Quakertown, Pennsylvania. For a description of our facilities, see Item 2, "Properties."

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
Shared Facilities.  In August 2015, we purchased all of the outstanding equity of ASP FiberMark, LLC ("FiberMark"). We added specialty coating and finishing capabilities with this acquisition, particularly in luxury packaging and technical products. The results of operations and assets related to FiberMark are reflected in each of our business segments. These mills are located in Brownville and Lowville, New York, Quakertown, Pennsylvania and Bolton, England. On December 31, 2018, the Company completed the sale of certain equipment, inventory, real property and other specified assets relating to the Company’s premium fine paper and office products manufacturing facility located in Brattleboro, Vermont. See Note 12 of Notes to Consolidated Financial Statements, "Asset Restructuring and Impairment Costs."
One of the two fine paper machines included in the Fox River acquisition and located in Appleton, Wisconsin (noted above) was converted to produce filtration products. This business, Neenah Filtration Appleton, began operations in 2017 and produces transportation and other filtration media.

Business Strategy
We have a long history, which is rooted in a proud heritage of manufacturing expertise. For over 100 years, we have grown and evolved our technology and methodologies along with the materials we use and what we make. Enabled by our culture and capabilities, we are laser-focused on increasing our organic growth trajectory and leading the markets we serve. Our growth platforms include filtration media, specialty coatings, custom engineered solutions, image products and packaging. We believe that achieving and maintaining a leadership position requires prompt and proactive responses to our customers' needs. We know that prudent capital and cost management coupled with relentless risk-mitigation allow us to manufacture growth, for our customers, end-users, shareholders and employees. We are committed to driving meaningful value for our stakeholders. We will continue to operate with financial discipline, maintain a prudent capital structure and deploy cash flows in ways that can provide value, including direct cash returns to shareholders through a meaningful dividend.

Products
Technical Products.  Our technical products business is a leading international producer of fiber-formed, durable, coated and/or saturated specialized media that delivers high performance benefits to customers, such as filtration media for transportation, water and other filtration markets, and saturated and coated performance materials used for specialty tapes, abrasives, performance labels, digital transfer papers, and a variety of other end markets. Typically, our technical products are sold to other manufacturers as key components for their finished products. Many of our key market segments served, including filtration and specialty backings for tape and abrasives, are global in scope. JET-PRO®SofStretchTM, KIMDURA®, PREVAILTM, NEENAH®, and GESSNER® are some of the brands of our technical products business.

The following is a description of certain key products and markets:
Filtration media for transportation, including induction air, fuel, oil, cabin air and other applications. Transportation filtration media are sold to filter manufacturers who in turn supply automotive and other companies with filters used as original equipment on new cars and trucks as well as to the aftermarket, which is a recurring sale and represents the large majority of our sales. In 2020, we introduced high performance face mask media in Europe.
Filtration media for water and other industrial end markets. Primary applications include reverse osmosis, catalytic conversion, nanofiltration, ultrafiltration, pervaporation and vapor permeation, as well as other applications for specialty markets.
Specialty backings. Products in this market segment include (a) saturated and unsaturated crepe and flat paper tapes sold to manufacturers to produce finished pressure sensitive products for sale in automotive, transportation, manufacturing, building construction, and industrial general purpose applications, including sales in the consumer do-it-yourself retail channel and (b) coated lightweight abrasive paper used in the automotive, construction, metal and woodworking industries for both dry and wet sanding applications.
Digital transfer media. Products in this market are used to transfer digital images onto clothing, sportswear, and other materials. A fiber-based sheet undergoes various coatings to impart required performance. Digital transfer papers are also used to digitally print images from paper to clothing, hats, coffee mugs, and other surfaces.
Label and tag products. Products in this market are made from both saturated base label stock and synthetic base label stock, with coatings applied to allow for high quality digital printing. Label and tag stock is sold to pressure sensitive coaters, who in turn sell the coated label and tag stock to the label printing community.
Other latex saturated and coated papers for use by a wide variety of manufacturers. Premask paper is used as a protective over wrap for products during the manufacturing process and for applying signs, labeling and other finished products. Medical packaging paper is typically a polymer impregnated base sheet providing a breathable sterilization barrier that provides unique properties.
Publishing and security papers. Products in this market are used to produce book covers, stationery, and passports. Other specialty products include clean room papers, release papers and furniture backers.
Fine Paper and Packaging.  Our fine paper and packaging business manufactures and sells world-class branded premium writing, text, cover and specialty papers and envelopes used in high-end commercial printing services, corporate identity packages and advertising collateral. In addition, we produce premium packaging, high end beverage labels and other forms of packaging, as well as wide format applications used for display graphics and indoor/outdoor signage. Often these papers are characterized by finishing, colors, textures and distinctive coating.
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
Bright papers. Products in this market are used in applications such as direct mail, advertising inserts, scrapbooks and marketing collateral. Our brands in this category include ASTROBRIGHTS®. Additionally, business papers for professionals and small businesses are sold under our Southworth® brand through major retailers.
Consumer products. Products such as bright papers, cardstock, stationary paper, envelopes, journals and planners are sold to national retailers like Staples, Office Depot, Walmart and Amazon. Our brands in this category include ASTROBRIGHTS®, SOUTHWORTH®, and Neenah® Bright White.

Premium packaging. Products produced for this market are used for wine, spirits and beer labels, folding cartons, box wrap, bags, hang tags, and stored value cards servicing high-end retail, cosmetics, spirits, and electronics end-use markets. Our market leading brands in these categories include NEENAH® Folding Board, ESTATE LABEL®, Neenah® Box Wrap, and IMAGEMAX® Paper Card.
Other. The fine paper and packaging business also produces and sells other specialty papers such as translucent papers, art papers, papers for optical scanning and other specialized applications.
There were no significant government contracts to disclose in either segment.

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
Our products are generally used in markets that are directly affected by economic business cycles. Certain market segments such as digital transfer papers used in small/home office and consumer applications are relatively stable. Most products are performance-based and require extended qualification by customers; however, certain categories may also be subject to price competition and the substitution of lower cost substrates for some less demanding applications.
The technical products business relies on a team of direct sales representatives and customer service representatives to market and sell a large majority of its sales volume directly to customers and converters.
The technical products business has more than 1,000 customers worldwide. The distribution of sales in 2020 was approximately 44 percent in North America, 39 percent in Europe, and 17 percent in Asia, Latin America, and Africa.
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
The fine paper and packaging business has over 450 customers worldwide. The fine paper and packaging business sells its products in a variety of channels including authorized paper distributors, converters, major national retailers, specialty business converters, and direct to end-users. Sales to distributors account for approximately 50 percent of net sales in the fine paper and packaging business. During 2020, approximately 7 percent of the net sales of our fine paper and packaging business were exported to markets outside North America.
Concentration.  For the years ended December 31, 2020 and 2019, sales to the technical products business' largest customer represented approximately 9 percent and 8 percent of consolidated net sales, respectively, and approximately 15 percent and 14 percent of net sales for the technical products segment, respectively. For the year ended December 31, 2018, there were no customers to which sales constituted over 10 percent of segment net sales for technical products. For the years ended December 31, 2020 and 2019, sales to the largest customer of fine paper and packaging business represented approximately 6 percent and 8 percent of consolidated net sales, respectively, and approximately 18 percent of net sales of the fine paper and packaging business for each of such years. For the year ended December 31, 2018, sales to the two largest customers of fine paper and packaging business represented approximately 7 percent and 5 percent, respectively, of consolidated net sales and approximately 16 percent and 12 percent, respectively, of net sales of the fine paper and packaging business. We practice limited sales distribution to improve our ability to control the marketing of our products. Although a complete loss of these customers would cause a temporary decline in the respective business' sales volume, we believe the decline could be partially offset by expanding sales to existing customers, and further offset over a several month period with the addition of new customers.

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
Fine Paper and Packaging.  Our fine paper and packaging business is a leading supplier of premium printing and other high-end specialty papers in North America. Our fine paper and packaging business also competes in the premium segment of the uncoated free sheet market. The fine paper and packaging business competes directly in North America with Mohawk Fine Paper Inc. We believe the primary bases of competition for premium fine papers are product quality, customer service, product availability, promotional support, color and texture variety, and brand recognition. Price also can be a factor particularly for lower quality printing needs that may compete with opaque and offset papers. We have and will continue to invest in advertising and other programs aimed at graphic designers, printers and corporate end-users in order to maintain a high level of brand awareness and to communicate the advantages of using our products.
Our premium packaging business is focused on high-end packaging needs in end market verticals like beauty products, spirits and retail. Like our premium fine paper business, the primary bases of competition are similarly product quality, customer service, product availability, color and texture variety, and brand recognition. Premium packaging is primarily a North American business, but we also sell to customers in Asia and other markets outside the U.S. We believe the premium packaging market to be highly fragmented, with multiple competitors, many of which produce premium packaging products as a small subset of larger packaging operations.

The following graphs present further information about net sales by business, geographic area and product line (dollars in millions):

Net Sales by Business
$792.6
$0.0
$283.7
$508.9
$938.5
$0.0
$396.9
$541.6
$1,034.9
$5.9
$445.8
$583.2
2020
2019
2018
Technical Products
Fine Paper & Packaging
Other

Net Sales by Geographic Region
(in Millions)

1250
1000
750
500
250
0
$ (Millions)
$55.6
$203.9
$533.1
$69.2
$196.3
$673.0
$74.0
$216.5
$744.4
2020
2019
2018
United States
Germany
Rest of Europe

2020 Net Sales by Product Line

Net sales are attributed to geographic areas based on the physical location of the Neenah selling entity. See Note 13 of Notes to Consolidated Financial Statements, "Business Segment and Geographic Information", for information with respect to net sales, operating income and long-lived assets by business segment and location.

Seasonality
Technical Products.  In general, sales and operating income for the technical products business have historically been relatively stronger in the first half of the year with reductions in the third quarter due to reduced customer converting schedules and in the fourth quarter due to a reduction in year-end inventory levels by our customers. The order flow for the technical products business is subject to seasonal peaks for several of its products, such as the larger volume grades of specialty tape, abrasives, premask, and label stock used primarily in the downstream finished goods manufacturing process. To assure timely shipments during these seasonal peaks, the technical products business provides certain customers with finished goods inventory on consignment. The technical products business periodically experiences periods where order entry levels surge, and order backlogs can increase substantially. Raw materials are purchased and manufacturing schedules are planned based on customer forecasts, current market conditions and individual orders for custom products.
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

Resources
Raw Materials
Technical Products.  Softwood pulp, specialty pulps and fibers, and latex are the primary raw materials consumed by our technical products business that are purchased from various external suppliers. We believe that all of the raw materials for our technical products operations, except for certain specialty latex grades and specialty pulps, are readily available from several sources and that the loss of a single supplier would not cause a shutdown of our manufacturing operations.
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
Fine Paper and Packaging.  The fine paper and packaging business maintains approximately 15 to 20 days of raw material inventories to support its paper making operations and about 60 to 65 days of finished goods inventory to fill customer orders. Fine paper and packaging sales terms range between 20 and 30 days with discounts of up to 2 percent for customer payments, with discounts of 1 percent and 20-day terms used most often. Extended credit terms are offered to customers located in certain international markets. Supplier invoices are typically paid within 60 days.

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

Research and Development
Our technical products business maintains research and development laboratories in Feldkirchen-Westerham, Germany, Eerbeek, Netherlands, Munising, Michigan, and Pittsfield, Massachusetts to support its strategy of developing new products and technologies, and to support growth in its existing product lines and other strategically important markets. We also have a research and development laboratory in East Longmeadow, Massachusetts that supports both our technical products and fine paper and packaging businesses. We have continually invested in product research and development with spending of $7.6 million in 2020, $8.7 million in 2019, and $9.2 million in 2018.

Intellectual Property
We own more than 100 granted patents and have multiple pending patent applications in the United States, Canada, Europe and certain other countries covering digital transfer paper, abrasives and medical packaging, and other paper application and media processing. We also own more than 150 trademarks with registrations in approximately 80 countries. Our digital transfer patents have contributed to establishing the technical products business as a leading global supplier of digital transfer papers through our highly recognized JET-PRO®, JET-OPAQUE®, TECHNI-PRINT®, LASER-1-OPAQUE® and IMAGE CLIP® brands. We add even more depth and strength to our technical products portfolio with the well-recognized dye-sublimation JETCOL® brand, as well as our TEXCOLTM brand, which enables industrial transfer on natural substrates, supported by a pending patent, and our new FACECOL™ face mask media products. The KIMDURA® and MUNISING LP® trademarks have also made a significant contribution to the marketing of synthetic film and clean room papers for our technical products business.

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
The GESSNER® trademark similarly plays an important role in the marketing of Neenah’s filtration product lines.

Human Capital
Our vision is to be a company known for manufacturing growth, for our customers, end-users, shareholders, and employees. Our talent strategy focuses on accelerating growth for our global employees by fostering a culture of possibility and cultivating the right people in the right roles with the right skills at the right time. We're doing this by continually evolving how we attract, engage, grow and reward our people.

As of December 31, 2020, we had approximately 2,239 regular full-time employees of whom 906 hourly and 476 salaried employees were located in the United States and 509 hourly and 348 salaried employees were located in Europe.
Certain employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the "IG BCE"). The IG BCE and a national trade association representing all employers in the industry signed a collective bargaining agreement covering union employees of Neenah Germany that expires in September 2022. Under German law union membership is voluntary and does not need to be disclosed to the Company. As a result, the number of employees covered by a collective bargaining agreement cannot be determined. In Netherlands, most of our employees are eligible to be represented by the Christelijke Nationale Vakbond ("CNV") and the Federatie Nederlandse Vakvereniging ("FNV"). Under Netherlands law, union membership is voluntary and does not need to be disclosed to the Company.
As of December 31, 2020, 85 employees are covered under collective bargaining agreements that expire in the next 12 months, not including the employees covered by the collective bargaining arrangements with the CNV and FNV.
We believe we have satisfactory relations with our employees covered by collective bargaining agreements and do not expect the negotiation of new collective bargaining agreements to have a material effect on our results of operations or cash flows. See Note 11 of Notes to Consolidated Financial Statements, "Commitments, Contingencies, and Legal Matters — Employees and Labor Relations."

Safety

"Safety Above All" is not just one of our company values, it is one of our strategic drivers. Our goal is to create a 100% safe work environment for our employees, and we are working towards this by focusing on three areas. First, we are deploying critical leadership behaviors and holding our leaders accountable to drive safety as a value. Second, we are expanding our risk assessment efforts to reduce injuries. Third, we are establishing global safety standards, by aligning our practices and procedures to ensure we are managing our efforts in a unified and consistent way.

COVID-19

Our commitment to safety was evident throughout 2020. We developed our protocols and action plans in response to the COVID-19 pandemic to help support our employees around the globe who were deemed essential. Some of the key actions taken included the following:

•Providing all hourly employees with additional paid sick days;
•Encouraging and providing employees with the flexibility to work from home;
•Adjusting attendance and sick leave policies to encourage those who are symptomatic, sick or who have been exposed to others with COVID-19 or COVID-19 symptoms to stay home;
•Increasing sanitization and cleaning protocols across all locations;
•Conducting regular meetings to review the impacts of the COVID-19 pandemic, including ongoing updates to our health and safety protocols and procedures to address actual and suspected COVID-19 cases and potential exposures;
•Implementing temperature screening of employees and visitors at our manufacturing facilities;
•Establishing social distancing procedures for employees who need to be onsite;
•Providing additional cleaning supplies and personal protective equipment;
•Requiring employees to wear masks in all locations deemed necessary in accordance with local laws; and
•Prohibiting all domestic and international non-essential travel for all employees.

All our facilities manufacture products deemed essential to the critical infrastructure. As a result, during 2020 and currently, our production sites continue to operate during the COVID-19 pandemic.

Diversity, Equity and Inclusion

We are committed to building and developing a diverse workforce and are proud to be an Equal Opportunity Employer. We encourage applications from veterans, minorities, women, and individuals with disabilities. We take pride in our policies that provide equal employment opportunities to all qualified applicants, without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, age, protected veteran or disabled status or genetic information.
Neenah is also proud to establish Employee Resource Groups ("ERGs") to connect employees through shared identity or affinity. These groups are designed to provide networking opportunities for employees and create direct lines of communication between ERGs and leadership to address concerns, mitigate risks and solve problems.

Training and Development

Growing is at the heart of everything we do. Our company cannot grow if our people are not growing. That is why we recently launched a refreshed, consistent and simplified approach to talent management. The platform is called grow@Neenah. It is a framework that helps us set objectives, create a culture of ongoing feedback, differentiate and reward individual performance and create global learning and development opportunities.

We also believe in recognizing our progress and celebrating success throughout our journey. We look for opportunities to identify our company values in action, reinforcing the behaviors we want people to display. When it comes to financial growth, we have harmonized our pay to be equitable based on each person's role in the organization. We are also migrating to an incentive model that allows for more meaningful reward opportunities based on individual contributions and company performance.

Total Rewards

We aspire to be a different company, one that moves faster, thinks differently, and innovates in new ways. We know that our ideas contribute to a larger purpose. Through our efforts, distinctive user experiences are created across multiple categories and sectors. To create these possibilities and growth opportunities for our customers, end-users, and shareholders, we know that we must care for our employees' growth and well-being. To that end, we offer comprehensive benefits and well-being programs that support our employees' physical, financial, and emotional health and wellness. Our tools and resources include preventative services, fitness activities, counseling and educational resources, financial support as well as comprehensive medical, dental and vision coverage. We are committed to helping each employee feel their best so they can be their best.

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
Greenhouse gas ("GHG") emissions have increasingly become the subject of political and regulatory focus. Concern over potential climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting GHG emissions. In addition to certain federal proposals in the United States to regulate GHG emissions, Germany, the United Kingdom (“U.K.”) and all the states in which we operate are currently considering GHG legislation or regulations, either individually and/or as part of regional initiatives. While not all such proposals will become law, it is likely that additional climate change related mandates will be forthcoming, and it is expected that they may adversely impact our costs by increasing energy costs and raw material prices, requiring operational or equipment modifications to reduce emissions and creating costs to comply with regulations or to mitigate the financial consequences of such compliance.

As a company, we work to minimize the amount of fresh water we use at our manufacturing facilities, and to recycle water within a facility as much as practically possible, all while maintaining stringent quality requirements. Due to the high quality achieved through efficient water treatment systems, our mills have the unique opportunity of being able to recycle and reuse fully treated effluent back into our process to minimize fresh water draws. Furthermore, our processes are designed to return the water used in manufacturing at a quality level that does not negatively impact the receiving environment.
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

Company Structure
Our corporate structure consists of Neenah, Inc. and the following direct wholly-owned subsidiaries.
Neenah, Inc. is a Delaware corporation that holds our trademarks and patents related to all of our U.S. businesses (except Neenah Paper FVC, LLC), all of our U.S. fine paper and packaging inventory, the real estate, mills and manufacturing assets associated with our fine paper and packaging operations in Neenah and Whiting, Wisconsin and all of the equity in our subsidiaries listed below.
Neenah Paper Michigan, Inc. is a Delaware corporation and a wholly-owned subsidiary of Neenah, Inc. that owns the real estate, mill and manufacturing assets associated with our U.S. technical products business in Munising, Michigan.
Neenah Paper FVC, LLC is a Delaware limited liability company and wholly-owned subsidiary of Neenah, Inc. that owns all of the equity of Neenah Paper FR, LLC ("Neenah Paper FR"). Neenah Paper FR is a Delaware limited liability company that owns the real estate, mill and certain manufacturing assets associated with our filtration operation in Appleton, Wisconsin and leases the real estate and owns the manufacturing assets associated with our fine paper and packaging operations in Great Barrington, Massachusetts.
Neenah Paper International Holding Company, LLC is a Delaware limited liability company and wholly-owned subsidiary of Neenah, Inc. that owns all of the equity of Neenah Paper International, LLC ("NP International"). NP International is a Delaware limited liability company that owns all of the equity of Neenah Germany GmbH and in conjunction with Neenah Germany GmbH all of the equity of Neenah Services GmbH & Co. KG.
NPCC Holding Company LLC is a Delaware limited liability company and wholly-owned subsidiary of Neenah, Inc. that owns all of the equity of Neenah Paper Company of Canada ("Neenah Canada"). Neenah Canada is a Nova Scotia unlimited liability corporation that holds certain post-employment liabilities of our former Canadian operations.
Neenah Filtration, LLC is a Delaware limited liability company and wholly-owned subsidiary of Neenah, Inc. that owns all of the equity of Neenah Technical Materials, Inc. ("NTM") and Neenah Filtration Appleton, LLC ("NFA"). NTM is a Massachusetts corporation that owns all of the real estate, mills and manufacturing assets associated with our technical materials business in Pittsfield, Massachusetts. NFA is a Delaware limited liability company that owns certain assets associated with our filtration business in Appleton, Wisconsin.
Neenah FMK Holdings, LLC is a Delaware limited liability company and a wholly-owned subsidiary of Neenah, Inc. that owns all of the equity of ASP FiberMark, LLC ("ASP FiberMark"). ASP FiberMark is a Delaware limited liability company that owns all of the equity of Neenah Northeast, LLC ("NNE") and Neenah International UK Limited ("Neenah UK"). NNE is a Delaware limited liability company that owns certain real estate, mills and manufacturing assets associated with our fine paper and packaging business and technical products business located in Quakertown, Pennsylvania, and Brownville and Lowville, New York. Neenah UK is a United Kingdom limited company that owns all of the equity of Neenah Red Bridge International Limited ("Neenah Red Bridge"). Neenah Red Bridge is a United Kingdom corporation that owns all of the real estate, manufacturing assets and inventory associated with our technical products business in Bolton, England.
Neenah Global Holdings B.V. is a private company with limited liability organized under the laws of the Netherlands and a wholly-owned subsidiary of Neenah, Inc. that owns all of the equity of Neenah Coldenhove Holding B.V. ("Coldenhove Holding") . Coldenhove Holding is a private company with limited liability organized under the laws of the Netherlands that owns all of the equity of Neenah Coldenhove B.V. ("Neenah Coldenhove") and Coldenhove Know How B.V. ("Coldenhove Know How"). Neenah Coldenhove is a private company with limited liability organized under the laws of the Netherlands that owns substantially all of the real estate, manufacturing assets and inventory associated with our technical products business in Eerbeek, Netherlands. Coldenhove Know How is a private company with limited liability organized under the laws of the Netherlands that owns substantially all of the intellectual property associated with our technical products business in Eerbeek, Netherlands.
Neenah Hong Kong Limited ("Neenah Hong Kong") is a limited liability company organized under the laws of Hong Kong and a wholly-owned subsidiary of Neenah, Inc. Neenah Hong Kong provides certain sales and marketing services to Neenah, Inc. and its affiliated entities and facilitates the financing of our international operations.
Neenah Paper International Finance Company B.V. ("Finco") is a private company with limited liability organized under the laws of the Netherlands and a wholly-owned subsidiary of Neenah, Inc. Finco does not currently have any operations or own any assets.
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

COVID-19 may continue to have a material adverse impact on our business operations and our financial results, including our net sales, earnings and cash flows in the upcoming quarters. We expect the ultimate significance of the impact of these disruptions, including the extent of their adverse impact on our financial results, will be determined by the length of time that such disruptions continue, which will, in turn, depend on the duration of COVID-19 and the impact of governmental regulations or guidelines in response to the pandemic. Although all of our global manufacturing facilities are currently operational and have been designated by governmental authorities as an "essential business", in the future they may be required to curtail or cease production in response to the spread of COVID-19, either in response to changing governmental orders or labor availability. In addition, our customers, distribution partners, service providers or suppliers may experience operational challenges, financial distress, file for bankruptcy protection, go out of business or suffer disruptions in their business due to COVID-19 which would have a material negative impact on our business.

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

To the extent COVID-19 adversely affects our business, results of operations and financial condition, it may also have the effect of heightening many of the other risks described in this section.

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
Changes in international geopolitical and macro economic conditions generally, and particularly in Germany, could adversely affect our business and results of operations. Fluctuations in the prices of and the demand for products could result in reduced profits and sales.

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
Additionally, changes to the United States’ participation in, withdrawal out of, renegotiation of certain international trade agreements or other major trade related issues including the non-renewal of expiring favorable tariffs granted to developing countries, tariff quotas, and retaliatory tariffs (including, but not limited to, the current United States' tariffs on China and China's retaliatory tariffs on certain products from the United States), trade sanctions, new or onerous trade restrictions, embargoes and other stringent government controls could have a material adverse effect on our business, results of operations and financial condition.

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
Sales to the largest customer of the fine paper and packaging business represented approximately 18 percent of its total sales in 2020. Sales to the technical products business's largest customer represented approximately 15 percent of total sales for the segment in 2020. A significant loss of business from any of our major fine paper and packaging or technical products customers could have a material adverse effect on our financial condition, results of operations and liquidity. We are also subject to credit risk associated with our customer concentration. If one or more of our largest fine paper and packaging or technical products customers were to become bankrupt, insolvent or otherwise were unable to pay for services provided, we may incur significant write-offs of accounts receivable.
We cannot be certain that our tax planning strategies will be effective and that our research and development tax credits and net operating losses will continue to be available.
As of December 31, 2020, we had $28.2 million of U.S. federal and $7.4 million of U.S. state research and development tax credits ("R&D Credits") which, if not used, will expire between 2028 and 2040 for the U.S. federal R&D Credits and between 2021 and 2035 for the state R&D Credits. The availability of state net operating losses (NOLs) and federal or state tax credits to offset taxable income and income tax, respectively, could also be substantially reduced if we were to undergo an "ownership change" as defined within certain federal and state tax codes.
We are continuously undergoing examination by the Internal Revenue Service (the "IRS") as well as taxing authorities in various state and foreign jurisdictions in which we operate. The IRS and other taxing authorities routinely challenge certain deductions and credits reported on our income tax returns. On December 1, 2020, we received notice from the IRS that they will conduct an audit of tax year 2018 in the upcoming year.
In accordance with Accounting Standards Codification ("ASC") Topic 740, Income Taxes ("ASC Topic 740"), as of December 31, 2020, we have recorded a liability of $8.0 million for uncertain tax positions where we believe it is "more likely than not" that the tax benefit reported on our income tax returns will not be realized. There can be no assurance, however, that the actual amount of unrealized deductions will not exceed the amounts we have recognized for uncertain tax positions.
We have significant obligations for pension and other postretirement benefits.
We have significant obligations for pension and other postretirement benefits which could require future funding beyond that which we have funded in the past or which we currently anticipate. At December 31, 2020, our projected pension benefit obligations were $531.5 million and exceeded the fair value of pension plan assets by $67.1 million. In 2020, we made total contributions to qualified pension trusts of $4.2 million. In addition, during 2020 we paid pension benefits for unfunded qualified, insurance backed and supplemental retirement plans of $2.6 million. At December 31, 2020, our projected other postretirement benefit obligations were $39.8 million. No assets have been set aside to satisfy our other postretirement benefit obligations. In 2020, we made payments for postretirement benefits other than pensions of $4.7 million. A material increase in funding requirements or benefit payments could have a material effect on our cash flows.
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

Effective July 1, 2018, the Company and representatives of the United Steelworkers Union (the "USW") of the Lowville mill initiated actions to withdraw from the PIUMPF. As a result, the Company recorded an estimated withdrawal liability of $1.0 million, which assumed payment of $0.1 million per year over 20 years, discounted at a credit adjusted risk-free rate of 5.7%. In October 2019, the Company received a billing from PIUMPF for the withdrawal liability, which confirmed the $1.0 million liability, and the Company began making monthly payments. Further withdrawals by other contributing employers could cause a "mass withdrawal" from, or effectively a termination of, the PIUMPF which could increase the Company's withdrawal liability. See Note 7, "Pension and Other Postretirement Benefits" for further discussion.
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
Our future operating results will depend, in part, on the extent to which we can successfully implement our business strategies, including expansion and growth of our technical products (filtration and performance materials) and packaging businesses in a cost effective manner. Additionally, a slower than anticipated ramp-up of our filtration asset in Appleton, Wisconsin due to the pace of certification of products by our customers could cause our results to be lower than expected in the future. Our strategies are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. If we are unable to successfully implement our business strategies, our business, financial condition and operating results could be materially adversely affected.
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
Dividends are declared at the discretion of our Board of Directors, and future dividends will depend on our future earnings, cash flow, financial requirements and other factors. Our ability to pay cash dividends on our common stock is limited under the terms of our credit agreements. Under the most restrictive terms of our credit agreements, our ability to pay cash dividends on our common stock is limited, as described under "Risks Relating to Our Indebtedness." There can be no assurance that we will continue to pay dividends in the future.
We may be required to record a charge to our earnings if our goodwill or intangible assets become impaired.
As of December 31, 2020, we had goodwill of $87.4 million and other intangible assets of $62.6 million. Goodwill and other intangible assets are recorded at fair value on the date of acquisition. In accordance with applicable accounting guidance, we review goodwill and other indefinite-lived intangible assets at least annually for impairment, and long-lived intangible assets when facts and circumstances warrant an impairment review. Impairment may result from, among other things, deterioration in performance, adverse market conditions, acceleration of the secular decline in fine paper and office products or a lack of success in our efforts to offset these declines with new fine paper and packaging products, which could lead to a reduction in the size of our manufacturing footprint, adverse changes in applicable laws or regulations, and a variety of other factors. The amount of any non-cash impairment would be recognized immediately through our consolidated statement of operations. Any future goodwill or other intangible asset impairment could have a material adverse effect on our results of operations and financial position.
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
Our operations are subject to federal, state and local laws, regulations and ordinances in the United States, the U.K., Germany, the Netherlands and elsewhere in the world relating to various environmental, health and safety matters. The nature of our operations requires that we invest capital and incur operating costs to comply with those laws, regulations and ordinances and exposes us to the risk of claims concerning non-compliance with environmental, health and safety laws or standards. There is no assurance that significant additional expenditures will not be required to maintain compliance with, or satisfy potential claims arising from, such laws, regulations and ordinances. Future events, such as changes in existing laws and regulations or contamination of sites owned, operated or used for waste disposal by us (including currently unknown contamination and contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs that could require significantly higher capital expenditures and operating costs, which would reduce the funds otherwise available for operations, capital expenditures, future business opportunities or other purposes.

Additionally, in the U.S., portions of the Moving Ahead for Progress in the 21st Century Act (“MAP-21”, primarily, the electronic logging device (ELD) rules under MAP-21) have reduced levels of capacity in the over-the-road freight sector which continue to have an adverse impact on our business. The current operating environment in the over-the-road freight and transportation sector resulting from fluctuating fuel costs, industry-specific regulations (such as hours-of-service and ELD rules), a shortage of qualified drivers, and other economic factors are causing a tightening of capacity and an increase in prices charged to shippers, such as us, in the over-the-road transportation and distribution sector generally, and in our carrier networks specifically, which continue to have an adverse impact on our business.
We are subject to risks associated with possible climate change legislation and various cost and manufacturing issues associated with such legislation.

GHG emissions have increasingly become the subject of political and regulatory focus. Concern over potential climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting GHG emissions. In addition to certain proposals to regulate GHG emissions in the United States, Germany, the U.K. and all the states in which we operate are currently considering GHG legislation or regulations, either individually and/or as part of regional initiatives. While not all are likely to become law, additional climate change related mandates will likely be forthcoming, and it is expected that they may adversely impact our costs by increasing energy costs and raw material prices, requiring operational or equipment modifications to reduce emissions and creating costs to comply with regulations or to mitigate the financial consequences of compliance.
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
We may be required or choose to obtain additional debt or equity financing to meet our future working capital requirements, as well as to fund capital expenditures and acquisitions. To the extent we must obtain financing from external sources to fund our capital requirements, we cannot guarantee financing will be available on favorable terms, if at all. For example, during periods of volatile credit markets, there is a risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their credit commitments and obligations, including, but not limited to, extending credit up to the maximum permitted by a credit facility and otherwise accessing capital and/or honoring loan commitments. If our lenders are unable to fund borrowings under their loan commitments or we are unable to borrow, it could be difficult to replace such loan commitments on similar terms or at all. If adequate funds are not available on acceptable terms, we may be unable to meet our future working capital requirements or fund capital expenditures and acquisitions, any of which could negatively affect our business. As of December 31, 2020, we have required debt payments of $4.9 million during the year ending December 31, 2021.
We may not be able to generate sufficient cash flow to meet our debt obligations.
Our ability to make scheduled payments or to refinance our debt and other liabilities will depend on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and to certain financial, business and other factors beyond our control. If our cash flow and capital resources are insufficient to fund our debt obligations and other liabilities, we could face substantial liquidity problems and may be forced to reduce or delay scheduled expansions and capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. There can be no assurance that our operating performance, cash flow and capital resources will be sufficient to repay our debt in the future. In the event that we are required to dispose of material assets or operations or restructure our debt to meet our debt and other obligations, there can be no assurances as to the terms or timing of any such transaction.

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
As of December 31, 2020, we had $199 million of debt under our Term B Facility, no revolving credit borrowings and $5 million of project financing outstanding. In addition, availability under our Global Revolving Credit Facility was approximately $139 million. Our leverage could have important consequences. For example, it could:
•make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on the Term Loan B and our other indebtedness;
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
The terms of our indebtedness, contain covenants restricting our ability to, among other things, incur certain additional debt, incur or create certain liens, make specified restricted payments, pay dividends, authorize or issue capital stock, enter into transactions with our affiliates, consolidate or merge with or acquire another business, sell certain of our assets or liquidate, dissolve or wind-up our Company. Under the terms of our Fourth Amended and Restated Credit Agreement, we are permitted to pay cash dividends on or repurchase shares of our common stock, and to make voluntary prepayments or redemptions of certain indebtedness, without limitation, as long as the sum of the aggregate revolving credit availability under our Fourth Amended and Restated Credit Agreement as then in effect, plus (subject to certain limitations) any excess of our aggregate borrowing base over our aggregate revolving credit facility commitment, or our “specified excess availability” (on a pro forma basis after giving effect to such dividend, repurchase or voluntary prepayment/redemption), equals or exceeds the greater of (i) $20 million and (ii) 12.5 percent of the maximum aggregate commitments under our Global Revolving Credit Facility as then in effect. If our specified excess availability, on a pro forma basis, is less than the applicable threshold, then such cash dividends are limited to no more than $45 million in any 12 consecutive months, such share repurchases are limited to no more than $25 million in any fiscal year, and voluntary prepayments or redemptions of such indebtedness are prohibited. Refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for the current limitations on our ability to pay dividends on or repurchase shares of our common stock.

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

If specified excess availability under our Global Revolving Credit Facility is less than the greater of (i) $15 million and (ii) 10 percent of the maximum aggregate commitments under our Global Revolving Credit Facility as then in effect, we are required to comply with a fixed charge coverage ratio (as defined in our bank credit agreement) of not less than 1.1 to 1.0 for the preceding four-quarter period, tested as of the end of each quarter. Such compliance, once required, would no longer be necessary once (x) specified excess availability under our Global Revolving Credit Facility exceeds the greater of (i) 17.5 percent of the aggregate commitment for our Global Revolving Credit Facility as then in effect and (ii) $25 million for 60 consecutive days and (y) no default or event of default has occurred and is continuing during such 60-day period. As of December 31, 2020, specified excess availability under our revolving credit facility exceeded the minimum required amount, and we are not required to comply with such fixed charge coverage ratio.
Subject to certain exceptions, our Term Loan Credit Agreement contains provisions requiring mandatory prepayment of the term loan obligations from (a) net cash proceeds from non-ordinary course sales or other dispositions of assets, (b) net cash proceeds from the issuances of debt by the Company and its subsidiaries, and (c) the Excess Cash Flow of the Company and its subsidiaries. Under the terms of the Term Loan Credit Agreement, mandatory prepayments of the Term B Facility may not be reborrowed, thereby reducing funds available for other purposes. For more information on our liquidity, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."

Changes in interest rates or the phaseout of LIBOR may significantly increase our borrowing costs.
Our Global Revolving Credit Facility and Term B Facility accrue interest at variable rates. As of December 31, 2020, we had no borrowings outstanding under our Global Revolving Credit Facility which matures on December 10, 2023 and $199 million of term loan borrowings which mature on June 30, 2027. We may reduce our exposure to rising interest rates by entering into interest rate hedging arrangements, although those arrangements may result in us incurring higher interest expenses than we would incur without the arrangements. If interest rates increase in the absence of such arrangements, we will need to dedicate more of our cash flow from operations to make payments on our debt. In addition, the variable interest rates on our Global Revolving Credit Facility and Term B Loan are based on LIBOR as a benchmark. LIBOR is the subject of national, international and other regulatory guidance and proposals for reform. In 2017, the United Kingdom's Financial Conduct Authority the "FCA"), which regulates LIBOR, announced that it intends to phase out LIBOR. On November 30, 2020 the administrator of LIBOR, with the support of the United States Federal Reserve and the FCA, announced plans to consult on ceasing publication of LIBOR on December 31, 2021 for only the one week and two month LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate borrowings.
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
Our principal credit agreements are secured by a majority of our assets. Availability under our Global Revolving Credit Facility will fluctuate over time depending on the value of our inventory, receivables and various capital assets. An extended work stoppage or decline in sales volumes would result in a decrease in the value of the assets securing the Global Revolving Credit Facility. A reduction in availability under the Global Revolving Credit Facility could have a material effect on our liquidity.

Changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and have an adverse effect on the market price of our securities.
There can be no assurance that any rating assigned by the rating agencies will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in that rating agency's judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital, which could have a material adverse impact on our financial condition and results of operations.

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

General Risk Factors
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

Additionally, we collect, process, store, use and transmit personal data for use in our business, most of which relates to our global employees. Personal data is increasingly subject to legal and regulatory protections around the world, which vary widely in approach and which possibly conflict with one another. As discussed above, in recent years, U.S. legislators and regulatory agencies, such as the Federal Trade Commission, as well as U.S. states, have increased their focus on protecting personal data by law and regulation, and have increased enforcement actions for violations of privacy and data protection requirements. The General Data Protection Regulation ("GDPR"), which became effective in the European Union in May 2018 intended to protect the privacy and security of personal data, including credit card information that is collected, processed and transmitted in or from the relevant jurisdiction. Implementation of and compliance with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position or cash flows. Additionally, media coverage of data breaches has escalated, in part because of the increased number of enforcement actions, investigations and lawsuits. As this focus and attention on privacy and data protection increases, we also risk exposure to potential liabilities and costs resulting from the compliance with, or any failure to comply with applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security of data. Our business could be materially adversely affected by our inability, or the inability of our vendors who receive personal data from us, to comply with legal obligations regarding the use of personal data, new data handling requirements that conflict with or negatively impact our business practices.

Our business may suffer if we do not retain our senior management.
We depend on our senior management. The loss of services of members of our senior management team could adversely affect our business until suitable replacements can be found. There may be a limited number of candidates with the requisite skills to serve in these positions and we may be unable to locate or employ qualified personnel on acceptable terms. In addition, our future success requires us to continue to attract and retain competent personnel.

FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K may constitute "forward-looking" statements as defined under the federal securities laws. Statements contained in this Annual Report on Form 10-K that are not historical facts may be forward-looking statements within the meaning of the federal securities laws. Any such forward-looking statements reflect our beliefs and assumptions and are based on information currently available to us. Forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These cautionary statements are being made with the intention of obtaining the benefits of the "safe harbor" provisions for forward-looking statements under the federal securities laws. We caution investors that any forward-looking statements we make are not guarantees or indicative of future performance. For additional information regarding factors that may cause our results of operations to differ materially from those presented herein, please see "Risk Factors" contained in this Annual Report on Form 10-K and as are detailed from time to time in other reports we file with the SEC.
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
•changes in market demand for our products due to global economic and political conditions;
•the impact of competition, both domestic and international, changes in industry production capacity, including the construction of new mills or new machines, the closing of mills and incremental changes due to capital expenditures or productivity increases;
•the loss of current customers or the inability to obtain new customers;
•increases in commodity prices, (particularly for pulp, energy and latex);
•our ability to control costs, including transportation, and implement measures designed to enhance operating efficiencies;
•the availability of raw materials and energy;
•the enactment of adverse state, federal or foreign tax or other legislation or changes in government policy or regulation;
•the impact of increased trade protectionism and tariffs on our business, results of operations and financial condition;
•unanticipated expenditures related to the cost of compliance with environmental and other governmental regulations;
•fluctuations in (i) exchange rates (in particular changes in the U.S. dollar/Euro currency exchange rates) and (ii) interest rates;
•increases in the funding requirements for our pension and postretirement liabilities;
•our ability identify attractive acquisition targets and to successfully integrate acquired businesses into our existing operations;
•changes in asset valuations including write-downs of assets including property, plant and equipment; inventory, accounts receivable, deferred income tax assets or other assets for impairment or other reasons;
•loss of key personnel;
•strikes, labor stoppages and changes in our collective bargaining agreements and relations with our employees and unions;
•capital and credit market volatility and fluctuations in global equity and fixed-income markets;
•our existing and future indebtedness;
•our net operating losses may not be available to offset our tax liability and other tax planning strategies may not be effective;

•other risks that are detailed from time to time in reports we file with the SEC; and
•other factors described under "Risk Factors."
You are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information presented in this Annual Report on Form 10-K. We undertake no duty to update these forward-looking statements after the date of this Annual Report on Form 10-K, even though our situation may change in the future.

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

As of December 31, 2020, the locations of our principal facilities and operating equipment and the products produced at each location are listed below:

Location	Equipment/Resources	Owned or Leased	Products
Fine Paper and Packaging Segment
Neenah Mill Neenah, Wisconsin	Two paper machines; paper finishing equipment	Owned	Printing and writing, text, cover, packaging and other specialty papers
Whiting Mill Whiting, Wisconsin	Four paper machines; paper finishing equipment	Owned	Printing and writing, text, cover, packaging and other specialty papers
Converting Center Neenah, Wisconsin	Paper finishing equipment	Owned	Printing and writing, text, cover, packaging and other specialty papers
Great Barrington Mill Great Barrington, Massachusetts	Paper finishing equipment	Owned; leased facility	Laminated specialty papers and toll converting services

Technical Products Segment
Munising Mill Munising, Michigan	Two paper machines; two off line saturators; two off line coaters; specialty finishing equipment	Owned	Tapes, abrasives, premask, medical packaging and other durable, saturated and coated substrates
Appleton Mill Appleton, Wisconsin	Two paper machines; saturating equipment; paper finishing equipment	Owned	Transportation filtration, printing and writing, text, cover, packaging, and other specialty papers
Pittsfield Mill Pittsfield, Massachusetts	Three paper machines; paper finishing equipment	Owned	Reverse osmosis filtration and glass applications
Bruckmühl Mill Bruckmühl, Germany	One paper machine; two saturator/coaters; finishing equipment	Owned	Masking tape backings and abrasive backings
Weidach Mill Feldkirchen-Westerham, Germany	Two paper machines; three saturators; one laminator; three meltblown machines; specialty finishing equipment	Owned	Transportation filtration and other filter media
Bolton Mill Bolton, England	Saturating, coating, and finishing equipment	Owned	Durable printing, specialty paper, and coated substrates
Eerbeek Mill Eerbeek, Netherlands	Two paper machines; paper finishing equipment	Owned	Digital dye sublimation and digital transfer printing paper

Shared Facilities
Brownville Mill Brownville, New York	One paper machine; one off-line coater	Owned	Durable printing, packaging, and specialty paper
Lowville Mill Lowville, New York	Saturating, coating, embossing and finishing equipment	Owned	Durable printing, packaging, and specialty paper
Quakertown Mill Quakertown, Pennsylvania	Saturating, coating, embossing and finishing equipment	Owned	Durable printing, packaging, and specialty paper

See Note 6 of Notes to Consolidated Financial Statements, "Debt", for a description of the material encumbrances attached to the properties described in the table above.

As of December 31, 2020, the locations of our owned and leased office and laboratory space and the functions performed at each location are listed below.

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

	Year Ended December 31,
	2020	2019	2018
Technical Products	66%	66%	74%
Fine Paper and Packaging	79%	86%	78%

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

Income Taxes
We periodically undergo examination by the IRS as well as the taxing authorities of various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits we report on our income tax returns.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Neenah common stock is listed on the New York Stock Exchange and is traded under the ticker symbol "NP".
For the year ended December 31, 2020 we paid quarterly cash dividends of $0.47 per common share or $31.9 million annually. For the year ended December 31, 2019, we paid quarterly cash dividends of $0.45 per common share or $30.5 million annually.
Dividends are declared at the discretion of the Board of Directors, and future dividends will depend on our future earnings, cash flow, financial requirements and other factors. Our ability to pay cash dividends on our common stock is limited under the terms of our credit agreements. Under the terms of the Fourth Amended and Restated Credit Agreement, we are permitted to pay cash dividends on, and repurchase shares of our common stock without limitation as long as our specified excess availability under the Fourth Amended and Restated Credit Agreement exceeds the greater of (i) $20 million and (ii) 12.5 percent of the maximum aggregate commitments under our revolving credit facility as then in effect (approximately $22 million as of December 31, 2020), on a pro forma basis after giving effect to such dividend or stock repurchase (as the case may be). If our specified excess availability, on a pro forma basis, is below that amount, we are subject to certain restrictions on the amount of cash dividends we are permitted to declare and the amount of share repurchases we are permitted to execute. As of December 31, 2020, our availability exceeded the applicable threshold, so this restriction did not apply.
Under the most restrictive terms of the Term Loan Credit Agreement, we are permitted to pay cash dividends and repurchase shares of our common stock in an aggregate amount not to exceed $8.75 million per fiscal quarter. However, as long as the total leverage ratio calculated in accordance with the Term Loan Credit Agreement does not exceed 2.5 to 1.0, we can pay dividends or repurchase shares without limitation. In the event the total leverage ratio exceeds 2.5 to 1.0 but is less than or equal to 3.5 to 1.0, we may still pay dividends or repurchase shares of our common stock in an aggregate amount in excess of $8.75 million per fiscal quarter by utilizing certain "restricted payment baskets" described in the Term Loan Credit Agreement. In addition, we would be permitted to pay cash dividends and repurchase shares of, our common stock in excess of $8.75 million per fiscal quarter if the aggregate amount of such payments, together with the amount of redemptions or prepayments of certain indebtedness, is less than or equal to the greater of (i) $65 million and (ii) 9% of our consolidated tangible assets. As of December 31, 2020, since our total leverage ratio was less than 2.5 to 1.0, none of these covenants restricted our ability to pay dividends on or repurchase shares of our common stock.
As of February 17, 2021, Neenah had approximately 1,029 holders of record of its common stock. The closing price of Neenah's common stock on February 17, 2021 was $56.97.

Purchases of Equity Securities:
The following table sets forth certain information regarding purchases of our common stock during the fourth quarter of 2020.

		Shares Purchased as Part of Publicly Announced Plans or Programs in 2020 (b)
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased	Approximate Dollar Value of Shares that May Yet Be Purchased
October 2020	89	$—	—	$21,400,573
November 2020	—	$—	—	$21,400,573
December 2020	18,174	$—	—	$21,400,573
_______________________

(a)Transactions include the purchase of vested restricted shares from employees to satisfy minimum tax withholding requirements upon vesting of stock-based awards. See Note 8 of Notes to Consolidated Financial Statements, "Stock Compensation Plans."
(b)In November 2019, our Board of Directors authorized a program for the purchase of up to $25 million of outstanding common stock which was in effect till December 31, 2019. In November 2020, our Board of Directors authorized a program for the purchase of up to $25 million of outstanding common stock effective January 1, 2021. The program does not require the Company to purchase any specific number of shares and may be suspended or discontinued at any time.

Equity Compensation Plan Information

The following table summarizes information about outstanding options (in this report, unless the context requires otherwise, references to "options" are intended to include stock appreciation rights) and restricted stock units and shares reserved for future issuance under our existing equity compensation plans as of December 31, 2020.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted- average exercise price of outstanding options, warrants, and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	157,391	(2)(3)	$70.99	879,000
Equity compensation plans not approved by security holders	—		—	—
Total	157,391		$70.99	879,000
_______________________
(1)The weighted-average exercise price of outstanding options, warrants and rights does not take into account restricted stock units since they do not have an exercise price.
(2)Includes (i) 21,139 shares issuable upon the exercise of outstanding options and stock appreciation rights ("SARs") for which the exercise price of outstanding options and SARs exceeds closing price of our common stock of $55.32, (ii) 54,048 shares issuable following the vesting and conversion of outstanding performance share unit awards, and (iii) 82,204 shares issuable upon the vesting and conversion of outstanding restricted stock units, all as of December 31, 2020. As of December 31, 2020, we had an aggregate of 380,844 stock options and SARs outstanding. The weighted average exercise price of the stock options and SARs was $70.99 per share and the remaining contractual life of such awards was 5.4 years.
(3)Includes 20,280 shares that would be issued upon the assumed exercise of 53,610 SARs at the $55.32 per share closing price of our common stock on December 31, 2020.

Item 6. Selected Financial Data
We have voluntary elected early compliance with the SEC’s recent amendments to Form 10-K eliminating the requirement to present selected financial data. The consolidated financial statements and the report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, on such financial statements are filed as part of this report beginning on page F-1.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the year ended December 31, 2020. Also discussed is our financial position as of the end of this year. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See "Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements. A detailed discussion of year ended December 31, 2019 can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on February 21, 2020.

Introduction
This Management's Discussion and Analysis of Financial Condition is intended to provide investors with an understanding of the historical performance of our business, its financial condition and its prospects. We will discuss and provide our analysis of the following:
•Overview of Business;
•Business Segments;
•Results of Operations and Related Information;
•Liquidity and Capital Resources;
•Adoption of New Accounting Pronouncements; and
•Critical Accounting Policies and Use of Estimates.

Overview of Business
We are a leading global producer of specialty materials for niche markets. We have two primary operations: our technical products business and our fine paper and packaging business.
Our mission is to create critical components that create possibilities for our customers and end-users. We expect to create value by growing in markets where product performance or image is valued and where we have competitive advantages. In managing our businesses, we believe that achieving and maintaining a leadership position in our markets, responding effectively to customer needs and competitive challenges, employing capital optimally, controlling costs and managing risks are important to long-term success. Changes in general economic conditions and timing of changes in input costs and selling prices can also impact our results. In this discussion and analysis, we will refer to these factors.

Business Segments
Our reportable operating segments consist of Technical Products and Fine Paper and Packaging.
Our technical products business is a leading international producer of transportation, water and other filter media and durable, saturated and coated substrates for a variety of end markets. We focus on categories where we believe we are, or can be, a market leader. These categories include filtration media for transportation, water and other end use applications, backings for specialty tapes and abrasives, performance labels, digital transfer papers, and other custom engineered materials. Our products are typically used in high performance applications where our customers require specific standards and qualifications. Our dedicated technical products manufacturing facilities are located in Weidach and Bruckmühl, Germany, Eerbeek, Netherlands, Bolton, England, Munising, Michigan, Appleton, Wisconsin, and Pittsfield, Massachusetts.
Our fine paper and packaging business is a leading supplier of premium printing, packaging, and other high-end specialty papers predominantly in North America. Our products include some of the most recognized and preferred brands in North America, where we enjoy leading market positions in many of our product categories. Often these papers are characterized by distinctive finishing, colors, textures and coating. We sell our products primarily to authorized paper distributors, as well as through converters, major national retailers and specialty businesses. Our dedicated fine paper and packaging manufacturing facilities are located in Whiting and Neenah, Wisconsin, and Great Barrington, Massachusetts. In addition, certain products of both segments are manufactured in shared facilities located in Brownville and Lowville, New York, and Quakertown, Pennsylvania.

Results of Operations and Related Information
In this section, we discuss and analyze our net sales, income before interest and income taxes (which we refer to as "operating income") and other information relevant to an understanding of our results of operations.

Impact of COVID-19 on Our Business
In 2020, we faced adverse impacts of the outbreak of COVID-19 which resulted in the decline in global economic activity and significantly reduced demand for our products and our customers’ products. While we experienced varying degrees of recovery in our markets, the pandemic had a material negative impact on our business operations and financial results, including net sales and earnings. Both of our business segments have continued to operate during the pandemic as essential suppliers of goods and services and we continue to take steps to ensure the safety of our employees, including frequent cleaning and disinfection of workspaces, property and equipment, instituting social distancing measures and providing remote working environments for administrative employees. We experienced a limited number of confirmed COVID-19 cases in our operations and quarantined those individuals and first level exposed employees in accordance with the U.S. Centers for Disease Control and Prevention (the "CDC") guidelines. Such cases did not cause any significant disruption to operations, nor have we experienced material disruptions to our supply chain.

Management implemented a number of actions to preserve the safety of our employees (as discussed in Human Capital section of Item 1. "Business"), carefully control and reduce spending, and preserve liquidity by actively managing working capital. These actions included the following:

•reducing discretionary spending;
•minimizing capital expenditures and discretionary contributions to pension plans;
•suspending stock repurchases under our 2020 Stock Purchase Plan;
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

Executive Summary
For the year ended December 31, 2020, consolidated net sales of $792.6 million decreased $145.9 million, or 16 percent, from $938.5 million in 2019. The decline in revenues resulted primarily from significant adverse volume impacts from COVID-19. Net sales declined 6% in Technical Products and 29% in Fine Paper and Packaging. In addition, net selling prices were modestly lower in 2020 due both to selling price and mix. The decline in net sales was more pronounced in the Fine Paper and Packaging segment due to reductions in end-use demand for commercial print papers used in advertising and marketing. While down versus prior year, third and fourth quarter 2020 consolidated net sales increased 18% and 8%, respectively, from each of the preceding quarters, as the global markets continued to recover.
Consolidated operating income decreased $84.4 million from the prior year to a loss of $6.1 million for the year ended December 31, 2020. Excluding adjusting items noted below, operating income decreased $18.7 million due primarily to lower sales and manufacturing cost inefficiencies related to COVID-19. The impact of lower volumes was only partly offset by spending reductions and lower input costs net of selling price reductions. As presented on the reconciliation table on page 35, we recorded $70.5 million of adjusting items in 2020 including non-cash asset restructuring and impairment costs for long-lived assets, other restructuring and non-routine costs, incremental costs of responding to COVID-19, loss on debt extinguishment, pension and SERP settlements and acquisition due diligence costs. Adjusting items of $4.8 million in 2019 included accelerated depreciation due to idling of a fine paper machine, restructuring and other non-routine costs and pension related gain.
Cash provided by operating activities of $93.4 million for the year ended December 31, 2020 was $4.2 million lower than cash provided by operating activities of $97.6 million in the prior year. Actions to improve working capital and to reduce spending largely offset the impact from lower earnings.

Capital expenditures for the year ended December 31, 2020 were $18.9 million compared to $21.4 million in the prior year. Lower capital spending in 2020 of $2.5 million was due to actions to minimize capital spending.

Analysis of Net Sales — Years Ended December 31, 2020 and 2019
The following table presents net sales by segment and net sales expressed as a percentage of total net sales:

	Year Ended December 31,
Net sales	2020	2020	2019	2019
Technical Products	$508.9	64%	$541.6	58%
Fine Paper and Packaging	283.7	36%	396.9	42%
Consolidated	$792.6	100%	$938.5	100%

Commentary:
Year 2020 versus 2019

			Change in Net Sales Compared to the Prior Year
	For the Year Ended December 31,			Change Due To
			Total Change		Net Price
	2020	2019		Volume		Currency
Technical Products	$508.9	$541.6	$(32.7)	$(13.4)	$(24.5)	$5.2
Fine Paper and Packaging	283.7	396.9	(113.2)	(102.0)	(11.2)	—
Consolidated	$792.6	$938.5	$(145.9)	$(115.4)	$(35.7)	$5.2

Consolidated net sales for the year ended December 31, 2020 were $145.9 million (16%) lower than the prior year. The decline in revenues resulted primarily from significant adverse volume impacts from COVID-19. Net sales declined 6% in Technical Products and 29% in Fine Paper and Packaging. In addition, net selling prices were modestly lower in 2020 due both to selling price and mix. The decline in net sales was more pronounced in the Fine Paper and Packaging segment due to reductions in end-use demand for commercial print papers used in advertising and marketing. While down versus prior year, third and fourth quarter 2020 consolidated net sales increased 18% and 8%, respectively, from each of the preceding quarters, as the global markets continued to recover.
•Net sales in our technical products business decreased $32.7 million (6%) from the prior year. The revenue decrease resulted primarily from lower net selling prices partly as a result of declines in input costs as well as a lower value mix of products sold, and lower volumes reflecting adverse impacts of COVID-19. These factors were only partly offset by increased sales of filtration products, including media for face masks in Europe launched in 2020.
•Net sales in our fine paper and packaging business decreased $113.2 million (29%) from the prior year. The decline was primarily due to lower volumes, reflecting adverse impacts of COVID-19. Volume declines were more pronounced in commercial print as compared to premium packaging and consumer channel sales. Net selling prices were lower partly as a result of declines in input costs as well as a lower value mix of products sold.

Analysis of Operating Income — Years Ended December 31, 2020 and 2019
The following table sets forth line items from our consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Year Ended December 31,
	2020	2019
Net sales	100.0%	100.0%
Cost of products sold	80.7%	80.5%
Gross profit	19.3%	19.5%
Selling, general and administrative expenses	11.2%	10.5%
Asset restructuring and impairment costs	7.3%	0.4%
Other restructuring and non-routine costs	0.5%	0.2%
COVID-19 costs	0.4%	—%
Loss on debt extinguishment	0.2%	—%
Pension and SERP adjustments	0.2%	(0.1)%
Acquisition due diligence costs	0.2%	—%
Other expense, net	0.1%	0.2%
Operating income (loss)	(0.8)%	8.3%
Interest expense, net	1.6%	1.2%
Income (loss) from continuing operations before income taxes	(2.4)%	7.1%
Provision (benefit) for income taxes	(0.4)%	1.2%
Income (loss) from continuing operations	(2.0)%	5.9%

Commentary:
Year 2020 versus 2019

			Change in Operating Income (Loss) Compared to the Prior Year
	For the Years Ended December 31,			Change Due To
	2020	2019	Total Change	Volume	Net Price (a)	Input Costs (b)	Currency	Other (c)
Technical Products	$(4.8)	$44.6	$(49.4)	$(2.9)	$(10.2)	$19.8	$1.0	$(57.1)
Fine Paper and Packaging	23.3	53.2	(29.9)	(29.0)	(7.6)	11.4	—	(4.7)
Unallocated corporate costs	(24.6)	(19.5)	(5.1)	—	—	—	—	(5.1)
Consolidated	$(6.1)	$78.3	$(84.4)	$(31.9)	$(17.8)	$31.2	$1.0	$(66.9)
_______________________

(a)Includes price changes, net of changes in product mix.
(b)Includes price changes for raw materials and energy.
(c)Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and selling, general and administrative ("SG&A") expenses. In addition, in 2020, it included $57.1 million, $7.8 million, and $5.6 million of unfavorable adjustments in Technical Products, Fine Paper and Packaging, and Unallocated corporate costs, respectively. In 2019, it included non-routine costs of $6.2 million primarily related to the accelerated depreciation and other costs related to the consolidation of the fine paper manufacturing footprint with the idling of a paper machine, and $1.4 million of favorable adjustments primarily related to the curtailment gain for the Neenah Coldenhove pension plan. See the breakdown by segment and the reconciliation table on page 35 for further detail.

Consolidated operating income decreased $84.4 million from prior year to a loss of $6.1 million for the year ended December 31, 2020. Excluding adjusting items noted below, operating income decreased $18.7 million due primarily to lower sales and manufacturing cost inefficiencies related to COVID-19. The impact of lower volumes was only partly offset by spending reductions and lower input costs net of selling price reductions. As presented on the reconciliation table on page 35, we recorded $70.5 million of adjusting items in 2020 including non-cash asset restructuring and impairment costs for long-lived assets, other restructuring and non-routine costs, incremental costs of responding to COVID-19, loss on debt extinguishment, pension and SERP settlements and acquisition due diligence costs. Adjusting items of $4.8 million in 2019 included accelerated depreciation due to idling of a fine paper machine, restructuring and other non-routine costs and pension related gain.

•Operating income for our technical products business decreased $49.4 million from prior year to a loss of 4.8 million. Excluding unfavorable adjusting items discussed above and shown on the reconciliation table on page 35, adjusted operating income increased $8.9 million (21%), primarily as a result of lower input costs net of selling price reductions, a more profitable mix of filtration products (including media for face masks) and reductions in SG&A and other spending. These were partly offset by lower sales and production volumes and related manufacturing cost inefficiencies.
•Operating income for our fine paper and packaging business decreased $29.9 million (56%) from the prior year period. Excluding unfavorable adjusting items discussed above and shown on the reconciliation table on page 35, adjusted operating income decreased $27.8 million (47%) from the prior year primarily as a result of lower sales and production volumes and related manufacturing cost inefficiencies. The impact of lower volumes was only partly offset by spending reductions and lower input costs net of selling price reductions.
•Unallocated corporate costs for the year ended December 31, 2020 were $24.6 million, or $5.1 million higher than the prior year. Excluding unfavorable adjusting items discussed above and shown on the reconciliation table on page 35, the unallocated corporate costs decreased $0.2 million from prior year.

The following table sets forth our operating income by segment, adjusted for the effects of certain costs, for the periods indicated:

	YTD
	2020	2019
Technical Products
GAAP Operating Income (Loss)	$(4.8)	$44.6
Asset restructuring and impairment costs	54.1	—
Other restructuring and non-routine costs	0.7	0.3
COVID-19 costs	1.4	—
Loss on debt extinguishment	0.1	—
Pension and SERP adjustments	0.8	(1.5)
Adjusted operating income	$52.3	$43.4

Fine Paper and Packaging
GAAP operating income	$23.3	$53.2
Asset restructuring and impairment costs	3.7	4.7
Other restructuring and non-routine costs	2.2	1.0
COVID-19 costs	1.5	—
Pension and SERP adjustments	0.4	—
Adjusted operating income	$31.1	$58.9

Other/Unallocated Corporate Costs
GAAP Operating Loss	$(24.6)	$(19.5)
Other restructuring and non-routine costs	1.3	0.2
COVID-19 costs	0.6	—
Loss on debt extinguishment	1.8	—
Pension and SERP adjustments	0.4	0.1
Acquisition due diligence costs	1.5	—
Adjusted operating loss	$(19.0)	$(19.2)

Consolidated
GAAP Operating Income (Loss)	$(6.1)	$78.3
Asset restructuring and impairment costs	57.8	4.7
Other restructuring and non-routine costs	4.2	1.5
COVID-19 costs	3.5	—
Loss on debt extinguishment	1.9	—
Pension and SERP adjustments	1.6	(1.4)
Acquisition due diligence costs	1.5	—
Adjusted operating income	$64.4	$83.1

In accordance with generally accepted accounting principles in the United States ("GAAP"), consolidated operating income includes the pre-tax effects of asset restructuring and impairment costs, other restructuring and non-routine costs, COVID-19 costs, loss on debt extinguishment, pension and SERP adjustments, and acquisition due diligence costs. We believe that by adjusting reported operating income to exclude the effects of such items, the resulting adjusted operating income is on a basis that reflects the results of our ongoing operations. In assessing COVID-19 impacts, we excluded only costs which were unusual, incremental and directly attributable to mitigating the effects COVID-19 on our operations. We believe that providing adjusted operating results will help investors gain an additional perspective of underlying business trends and results. Adjusted operating income is not a recognized term under GAAP and should not be considered in isolation or as a substitute for operating income derived in accordance with GAAP. Other companies may use different methodologies for calculating their non-GAAP financial measures and, accordingly, our non-GAAP financial measures may not be comparable to their measures.

Additional Statement of Operations Commentary:
•SG&A expense of $88.0 million for the year ended December 31, 2020 was $10.6 million lower than 2019. Costs in 2020 were lower due to actions taken to reduce costs in areas including marketing, travel, and payroll-related spending, including impacts of furloughs, headcount reductions and wage and hiring freezes. SG&A expense as a percentage of net sales for the year ended December 31, 2020 of 11.2 percent remained comparable to 10.5 percent in 2019 despite lower sales.
•For the years ended December 31, 2020 and 2019, we incurred $12.6 million and $11.8 million of interest expense, respectively. In addition to higher debt in the second half of 2020, 2020 interest expense included an incremental $0.4 million due to an overlap in interest incurred in July on both our Senior Notes and Term Loan B, prior to the redemption of the 2021 Senior Notes on July 16, 2020.
•Income tax expense (benefit) represented (16) percent and 17 percent of income (loss) from continuing operations before income taxes for the years ended December 31, 2020 and 2019, respectively. In general, our effective tax rate differs from the U.S. statutory tax rate primarily due to impacts of changes in the mix of earnings in taxing jurisdictions with differing statutory rates, the impact of R&D and other tax credits, changes in tax laws and changes in corporate structure as a result of business acquisitions and dispositions.
•For the year ended December 31, 2020, our effective income tax (benefit) rate related to continuing operations of (16) percent was significantly impacted by the effects of the pre-tax loss in the U.S. resulting from the $52.3 million asset impairment loss of the U.S. transportation filtration asset (see Note 12, "Asset Restructuring and Impairment Costs" of Notes to Condensed Consolidated Financial Statements) recorded during the three months ended June 30, 2020. Also, as a result of the impacts of COVID-19 and other factors, we evaluated our ability to utilize our deferred tax assets, including research and development and other tax credits and NOLs, before they expire. During 2020, the effective income tax (benefit) rate was negatively impacted by a $4.6 million increase to the valuation allowance against our state tax credits and NOLs.
For the year ended December 31, 2019, our effective income tax rate related to continuing operations was 17 percent,     primarily due to the tax benefit of R&D tax credits generated during the year.
•On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The CARES Act included various income and payroll tax provisions designed to stimulate the economy and provide relief to businesses. Among its benefits was the ability to enhance the value of NOLs by allowing the carryback of NOLs to tax years in which the U.S. federal statutory income tax rate was 35%. During the three months ended December 31, 2020, we recorded an income tax benefit of $0.9 million and a corresponding tax receivable of $8.0 million for this tax refund to be received during 2021. In addition, we generated cash tax savings from the option to delay payment of $4.4 million of 2020 U.S. payroll taxes until December 31, 2021 and 2022. We also utilized the payroll tax provisions of the Employee Retention Credit of the CARES Act to partially offset qualified wages and benefits of employees impacted by COVID-19 travel and other work restrictions. We utilized similar COVID-19 relief measures in Germany, the Netherlands and the U.K. aimed at providing subsidies for employee retention and deferral of tax payments.

Liquidity and Capital Resources
We believe that we have a strong financial position and the liquidity to withstand economic uncertainty during this volatile period, in consideration of the following:
•$37.1 million of cash and cash equivalents was on hand at December 31, 2020.
•we had no outstanding borrowings as of December 31, 2020 under our Global Revolving Credit Facility; with a significant remaining availability of $138.6 million;
•we have no near-term debt maturities, as the Global Revolving Credit Facility matures in December 2023 and the Term Loan B facility matures in June 2027;

	Year Ended December 31,
	2020	2019
Net cash flow provided by (used in):
Operating activities	$93.4	$97.6
Investing activities:
Capital expenditures	(18.9)	(21.4)
Proceeds from sale of property, plant and equipment	0.5	—
Other investing activities	(1.1)	(1.9)
Total investing activities	(19.5)	(23.3)
Financing activities	(47.0)	(75.2)
Effect of exchange rate changes on cash and cash equivalents	1.2	—
Net increase (decrease) in cash and cash equivalents	$28.1	$(0.9)
Operating Cash Flow Commentary
•Cash provided by operating activities of $93.4 million for the year ended December 31, 2020 was $4.2 million lower than cash provided by operating activities of $97.6 million in the prior year. Actions to improve working capital and to reduce spending largely offset the impact from lower earnings.

Investing Cash Flow Commentary:
•For the years ended December 31, 2020 and 2019, cash used by investing activities was $19.5 million and $23.3 million, respectively. Capital spending was reduced in 2020 by $2.5 million to preserve liquidity.
•Going forward, we expect aggregate annual capital expenditures to return to a range of approximately 2 to 4 percent of net sales. We believe that this level of capital spending can be funded from cash provided from operating activities and allows us to maintain the efficiency and cost effectiveness of our assets while also investing in expanded capabilities to successfully pursue strategic initiatives and deliver attractive returns.

Financing Cash Flow Commentary:
Our liquidity requirements are provided by cash generated from operations and short- and long-term borrowings.
•On July 16, 2020, we completed the redemption in full of the $175 million of 2021 Senior Notes using the $200 million of proceeds from the Term Loan B which we entered into on June 30, 2020.
•For the year ended December 31, 2020, cash used by financing activities was $47.0 million compared to cash used by financing activities of $75.2 million for the prior year. The change was due to lower net debt repayments of $4.3 million in 2020 compared to $38.1 million in the prior year.
•For the year ended December 31, 2020, cash and cash equivalents increased $28.1 million to $37.1 million at December 31, 2020 from $9.0 million at December 31, 2019. Total debt decreased $6.4 million to $194.4 million at December 31, 2020 from $200.8 million at December 31, 2019. The decrease in total debt reflects repayment of all amounts outstanding under the Global Revolving Credit Facility and scheduled repayments of the Term Loan B and other debt (described below), which exceeded the net incremental borrowing from the Term Loan B (compared to the extinguished 2021 Senior Notes). Net debt (total debt minus cash and cash equivalents) decreased by $34.5 million.
•We have the following credit facilities:
Global Revolving Credit Facility
On June 30, 2020, we amended our principal credit agreement (Fourth Amended and Restated Credit Agreement) to among other things, (a) remove the applicable components of the Term Loan B Priority Collateral (as defined in Note 6 to our consolidated financial statement included herein) from the borrowing base calculation under the Global Revolving Credit Facility, (b) permit the pledging of the Collateral under the Term B Facility and subordinate liens of the Fourth Amended and Restated Credit Agreement lenders on Term Loan B Priority Collateral to the first position liens on Term Loan B Priority Collateral under the Term B Facility, (c) reduce the U.S. revolving credit facility amount from $150 million to $125 million, (d) reduce the German revolving credit facility amount from $75 million to $50 million, and (e) adjust certain reporting and financial covenant activation and deactivation thresholds. The variable interest rates on our revolving credit facility are based on LIBOR as a benchmark, exposing us to possible changes in interest in the event that the method for determining LIBOR changes, LIBOR is replaced by an alternative reference rate or LIBOR is phased out altogether. The impact related to any changes cannot be predicted at this time. As of December 31, 2020, we had no borrowings outstanding under our Global Revolving Credit Facility. See Note 6 of Notes to Consolidated Financial Statements, "Debt."
Term Loan B Facility
On July 16, 2020, we completed the redemption in full of the $175 million of 2021 Senior Notes using the $200 million of proceeds from the Term Loan B which we entered into on June 30, 2020. Under the terms of the Term Loan Credit Agreement, and subject to certain conditions and adjustments, the Company may from time to time solicit the Term Loan B Lenders or new lenders to provide incremental term loan financings under the Term B Facility up to $125 million in the aggregate (each an "Incremental Term Facility"). Under the terms of the Term Loan Credit Agreement, borrowings under the Term B Facility will bear interest, as selected by the Company, at a per annum rate equal to either (a) the reserve-adjusted LIBOR rate for interest periods of one, two or three months, plus an applicable rate of 4.00% per annum, or (b) the Alternate Base Rate, plus an applicable rate of 2.00% per annum. “Alternate Base Rate” will be equal to the greatest of (1) the prime rate as quoted from time to time in The Wall Street Journal or published by the Federal Reserve Board, (2) the overnight bank funding rate established by the Federal Reserve Bank of New York, plus 50 basis points, and (3) one-month reserve-adjusted LIBOR plus 100 basis points. The Alternate Base Rate is subject to a “floor” of 2.0%, and the adjusted LIBOR rate is subject to a “floor” of 1.0%. As of December 31, 2020, the weighted-average interest rate on outstanding Term Loan borrowings was 5.0% per annum. The Term Loan B is repayable in equal quarterly installments commencing on September 30, 2020 in an aggregate annual amount equal to 1% of the original principal amount of the Term B Facility (subject to certain reductions in connection with debt prepayments and debt buybacks). The entire unpaid principal balance of the Term Loan B, together with all accrued and unpaid interest thereon, will be due and payable at maturity on June 30, 2027. See Note 6 of Notes to Consolidated Financial Statements, "Debt."
Other Debt
In January 2013, Neenah Germany entered into a project financing agreement for the construction of a melt blown machine (the "Second German Loan Agreement"). The Second German Loan Agreement provides for €9.0 million of construction financing which is secured by the melt blown machine. The loan matures in September 2022 and principal is repaid in equal quarterly installments. At December 31, 2020, €2.0 million ($2.4 million, based on exchange rates at December 31, 2020) was outstanding under the Second German Loan Agreement.
In May 2018, Neenah Germany entered into a project financing agreement for construction of a regenerative thermal oxidizer (the "Third German Loan Agreement") to increase the capacity of the existing saturators and ensure compliance with new European air emission standards. The agreement provides for €5.0 million of financing and is secured by the asset. The loan matures in September 2022 and principal is repaid in 13 equal quarterly installments beginning in June 2019. The interest rate on amounts outstanding is 1.45 percent based on actual days elapsed in a 360-day year and is payable quarterly. In the fourth quarter 2018, we received a subsidy from the German government of $0.9 million due to completion of the regenerative thermal oxidizer project. At December 31, 2020, €2.1 million ($2.6 million, based on exchange rates at December 31, 2020) was outstanding under the Third German Loan Agreement.

•Availability under our Global Revolving Credit Facility varies over time depending on the value of our inventory, receivables and (in the case of the German Revolving Credit Facility) various capital assets. As of December 31, 2020, we had no borrowings, and $0.3 million of outstanding letters of credit, outstanding under our Global Revolving Credit Facility and $138.6 million of available credit (based on exchange rates at December 31, 2020).
•We have required debt payments through December 31, 2021 of $4.9 million on the Term Loan B and the Second and Third German Loan Agreements
•As of December 31, 2020, our cash balance of $37.1 million consists of $16.6 million in the U.S. and $20.5 million held at entities outside of the U.S. As of December 31, 2020, there were no restrictions regarding the repatriation of our non-U.S. cash.

Transactions with Shareholders
•For the years ended December 31, 2020 and 2019, we paid quarterly cash dividends of $0.47 per common share or $31.9 million and $0.45 per common share or $30.5 million, respectively.
•In November 2020, our Board of Directors authorized a program for the purchase of up to $25 million of outstanding common stock effective January 1, 2021 ("Stock Purchase Plan"). The program does not require the Company to purchase any specific number of shares and may be suspended or discontinued at any time. Purchases under the Stock Purchase Plan will be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. For the year ended December 31, 2020, we acquired approximately 59,577 shares of Common Stock at a cost of $3.6 million. For further details on our Stock Purchase Plans refer to Note 9 of Notes to Consolidated Financial Statements, "Stockholders' Equity."
•For the years ended December 31, 2020 and 2019, we acquired approximately 22,064 and 17,774 shares of Common Stock, respectively, at a cost of $1.2 million and $1.3 million, respectively, for shares surrendered by employees to pay taxes due on vested restricted stock awards and stock appreciation rights exercised.
•Under the terms of the Fourth Amended and Restated Credit Agreement, we are permitted to pay cash dividends on, and repurchase shares of, our common stock without limitation, as long as our specified excess availability under the Fourth Amended and Restated Credit Agreement exceeds the greater of (i) $20 million and (ii) 12.5% of our aggregate commitments under the Global Revolving Credit Facility (approximately $22 million as of December 31, 2020), on a pro forma basis after giving effect to such dividend or stock repurchase (as the case may be). If our specified excess availability, on a pro forma basis, is less than the applicable threshold, we are subject to certain restrictions on the amount of cash dividends we are permitted to declare and the amount of share repurchases we are permitted to execute. As of December 31, 2020, our availability was $138.6 million, so this restriction did not apply. See our availability under the Fourth Amended and Restated Credit Agreement in Note 6 of Notes to Consolidated Financial Statements, "Debt."

•Under the most restrictive terms of the Term Loan Credit Agreement, we are permitted to pay cash dividends and repurchase shares of our common stock in an aggregate amount not to exceed $8.75 million per fiscal quarter. However, as long as the total leverage ratio calculated in accordance with the Term Loan Credit Agreement does not exceed 2.5 to 1.0, we can pay dividends or repurchase shares without limitation. In the event the total leverage ratio exceeds 2.5 to 1.0, but is less than or equal to 3.5 to 1.0, we may still pay dividends or repurchase shares of our common stock in an aggregate amount in excess of $8.75 million per fiscal quarter by utilizing certain "restricted payment baskets" described in the Term Loan Credit Agreement. In addition, we would be permitted to pay cash dividends and repurchase shares of our common stock in excess of $8.75 million per fiscal quarter if the aggregate amount of such payments, together with the amount of redemptions or prepayments of certain indebtedness, is less than or equal to the greater of (i) $65 million and (ii) 9% of our consolidated tangible assets. As of December 31, 2020, since our total leverage ratio was less than 2.5 to 1.0, none of these covenants were restrictive to our ability to pay dividends on or repurchase shares of our common stock.

Contractual Obligations
The following table presents the total contractual obligations for which cash flows are fixed or determinable as of December 31, 2020:

(In millions)	2021	2022	2023	2024	2025	Beyond 2025	Total
Long-term debt payments	$4.9	$4.1	$2.0	$2.0	$2.0	$189.0	$204.0
Interest payments on long-term debt (a)	10.0	9.8	9.7	9.6	9.5	14.1	62.7
Open purchase orders (b)	83.0	—	—	—	—	—	83.0
Other post-employment benefits (c)	6.0	4.8	4.5	4.1	3.7	12.3	35.4
Contributions to pension trusts and other benefit obligations (d)	5.8	0.1	0.1	0.1	0.1	1.1	7.3
Minimum purchase commitments (e)	1.5	0.8	0.2	0.2	—	—	2.7
Operating leases (f)	4.1	3.8	3.4	2.9	2.5	9.4	26.1
Total contractual obligations	$115.3	$23.4	$19.9	$18.9	$17.8	$225.9	$421.2
_______________________

(a)Interest payments on long-term debt includes interest on variable rate debt at December 31, 2020 weighted average interest rates.
(b)The open purchase orders displayed in the table represent amounts we anticipate will become payable within the next 12 months for goods and services that we have negotiated for delivery.
(c)The above table includes future payments that we will make for postretirement benefits other than pensions. Those amounts are estimated using actuarial assumptions, including expected future service, to project the future obligations.
(d)We expect to make aggregate contributions to qualified and nonqualified defined benefit pension trusts and to pay pension benefits for unfunded pension of $5.8 million in 2021. The amount also includes estimated payments of $0.1 million per year over 20 years for the withdrawal liability from PIUMPF. See Note 7 of Notes to Consolidated Financial Statements, "Pension and Other Postretirement Benefits."
(e)The minimum purchase commitments in 2020 are primarily for utilities and information technology contracts. Although we are primarily liable for payments on the above minimum purchase commitments, based on historic operating performance and forecasted future cash flows, we believe our exposure to losses, if any, under these arrangements is not material.
(f)We adopted the ASU 2016-02, Leases (Topic 842) accounting standard in 2019 by recognizing the present value of the lease payments above as right-of-use assets and corresponding lease liabilities on our consolidated balance sheet. See Note 10 of Notes to Consolidated Financial Statements, "Leases."

Other Items
•As of December 31, 2020, we had $28.2 million of U.S. federal and $7.4 million of U.S. state R&D Credits which, if not used, will expire between 2028 and 2040 for the U.S. federal R&D Credits and between 2021 and 2035 for the state R&D Credits. As of December 31, 2020, we had $71.8 million of state net operating losses (NOLs) which may be used to offset state taxable income. The NOLs are reflected in the consolidated financial statements as a deferred income tax asset of $4.4 million. If not used, substantially all of the NOLs will expire in various amounts between 2021 and 2040.
•Management believes that our ability to generate cash from operations and our borrowing capacity are adequate to fund working capital, capital spending and other cash needs for the next 12 months. Our ability to generate adequate cash from operations beyond 2020 will depend on, among other things, our ability to successfully implement our business strategies, control costs in line with market conditions and manage the impact of changes in input prices and currencies. We can give no assurance we will be able to successfully implement these items.

Adoption of New Accounting Pronouncements
See Note 2 of Notes to Consolidated Financial Statements, "Summary of Significant Accounting Policies — Recently Adopted Accounting Standards" for a description of accounting standards adopted in the year ended December 31, 2020.

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
We have discussed the application of these critical accounting policies with the Audit Committee of our Board of Directors.

Inventories
We value U.S. inventories at the lower of cost, using the last-in, first-out ("LIFO") method, or market. German and Dutch inventories are valued at the lower of cost, using a weighted-average cost method, or net realizable value. The first-in, first-out ("FIFO") value of U.S. inventories valued on the LIFO method was $88.5 million and $102.2 million at December 31, 2020 and 2019, respectively and exceeded such LIFO value by $6.4 million and $8.9 million, respectively. Cost includes labor, materials and production overhead. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials and other costs may have been incurred at significantly different values due to the length of time of our production cycle. Since we value most of our inventory utilizing the LIFO inventory costing methodology, rapid changes in raw material costs have an immediate impact on our operating results.

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
As of December 31, 2020 and 2019, our liability for uncertain income taxes positions was $8.0 million and $7.8 million, respectively. The determination of our provision for income taxes requires considerable judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is also required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. Uncertain tax positions occur, and a resulting income tax liability is recorded when management concludes that an income tax position fails to achieve a more likely than not recognition threshold. When this occurs, the amount of tax benefits recognized may differ from the amount taken or expected to be taken on a tax return. These differences represent unrecognized tax benefits and are reviewed at each reporting period based on facts, circumstances, available evidence and applicable laws. We recognize interest and penalties, if any, related to uncertain tax positions as a component of the provision for income taxes.
As of December 31, 2020 and 2019, the Company had $5.3 million and $5.2 million of foreign tax credits, all of which the Company believes will expire unutilized. Therefore, as of December 31, 2020 and 2019, the Company recorded a valuation allowance which was equal to the balance of the deferred income tax asset. As of December 31, 2020 and 2019, the Company also had a valuation allowance of $6.4 million and $0.7 million, respectively, against the gross value of its state tax credits and NOLs. Including the federal benefit of state taxes, the net valuation allowance reflected on the consolidated balance sheets was $5.1 million and $0.5 million as of December 31, 2020 and 2019, respectively. In determining the need for a valuation allowance, the Company considers many factors, including specific taxing jurisdictions, sources of taxable income, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance is recognized if, based on the weight of available evidence, the Company concludes that it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

Pension and Other Postretirement Benefits
Consolidated pension expense related to continuing operations for defined benefit pension plans was $4.0 million, $3.7 million and $7.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. See Note 7, "Pension and Other Postretirement Benefits" for components of net periodic benefit cost. Accounting for defined benefit pension plans requires various assumptions, including, but not limited to, discount rates, expected long-term rates of return on plan assets, future compensation growth rates and mortality rates. Accounting for our postretirement benefit plans also requires various assumptions, which include, but are not limited to, discount rates and annual rates of increase in the per capita costs of health care benefits.
The following chart summarizes the more significant assumptions used in the actuarial valuation of our defined benefit plans for each of the past three years:

	2020	2019	2018
Pension plans
Weighted average discount rate for benefit expense	2.98%	3.78%	3.65%
Weighted average discount rate for benefit obligation	2.28%	2.98%	3.94%
Expected long-term rate on plan assets	5.42%	5.91%	5.78%
Rate of compensation increase for benefit expense	2.05%	2.33%	2.44%
Postretirement benefit plans
Weighted average discount rate for benefit expense	2.68%	3.84%	3.42%
Weighted average discount rate for benefit obligation	1.67%	2.68%	3.84%
Health care cost trend rate assumed for next year	5.25%	6.10%	6.80%
Ultimate cost trend rate	4.50%	4.50%	4.50%
Year that the ultimate cost trend rate is reached	2037	2037	2037
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
For the years ended December 31, 2020, 2019 and 2018, consolidated postretirement health care and life insurance plan benefit expense was $2.9 million, $3.6 million and $3.1 million, respectively. The discount (or settlement) rate that is utilized for determining the present value of future postretirement health care and life insurance plan benefit obligations in the U.S. is generally based on the yield for a theoretical basket of AA-rated corporate bonds currently available in the market place, whose duration matches the timing of expected postretirement health care and life insurance benefit payments. The discount (or settlement) rate that is utilized for determining the present value of future postretirement health care and life insurance obligations for our foreign benefit plans is generally based on an index of AA-rated corporate bonds adjusted to match the timing of expected benefit payments.
We evaluate these assumptions at least once each year or as facts and circumstances dictate and we make changes as conditions warrant. Changes to these assumptions will increase or decrease our reported net periodic benefit expense, which will result in changes to the recorded benefit plan assets and liabilities.

Useful Life and Impairment of Long-Lived Assets
Property, Plant and Equipment
For financial reporting purposes, depreciation is principally computed on the straight-line method over estimated useful asset lives. The weighted average remaining useful lives for buildings, land improvements and machinery and equipment are approximately 17 years, 20 years and 9 years respectively. We also use units-of-production method of depreciation for the U.S. transportation filtration production assets with a gross book value of $29.4 million, which reflects the nature of the assets' utilization.
Property, plant and equipment are tested for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment ("ASC Topic 360"), whenever events or changes in circumstances indicate that the carrying amounts of such long-lived assets may not be recoverable from future net pre-tax cash flows. Impairment testing requires significant management judgment including estimating the future success of product lines, future sales volumes, growth rates for selling prices and costs, alternative uses for the assets and estimated proceeds from disposal of the assets. Impairment testing is conducted at the lowest level where cash flows can be measured and are independent of cash flows of other assets. An asset impairment would be indicated if the sum of the expected future net pre-tax cash flows from the use of the asset (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss would be measured based on the difference between the fair value of the asset and its carrying amount. We estimate fair value based on an expected present value technique using multiple cash flow scenarios that reflect a range of possible outcomes and a risk free rate.
The estimates and assumptions used in the impairment analysis are consistent with the business plans and estimates we use to manage our business operations. The use of different assumptions would increase or decrease the estimated fair value of the asset and would increase or decrease the impairment charge. Actual outcomes may differ from the estimates.
During the year ended December 31, 2020, due to the adverse impacts of COVID-19, the Company recorded asset restructuring and impairment costs of $55.3 million, of which $52.3 million related to a non-cash impairment loss for long-lived assets used primarily in the Technical Products segment. The other charge of $3.0 million arose from accelerated depreciation due to the idling of assets and related employee termination benefits for a workforce reduction in the Fine Paper and Packaging segment. See Note 12 of Notes to Consolidated Financial Statements, "Asset Restructuring and Impairment Costs" for further discussion.
Goodwill and Other Intangible Assets with Indefinite Lives
We test goodwill for impairment at least annually in conjunction with preparation of Neenah's annual business plan, or more frequently if events or circumstances indicate it might be impaired.
We tested goodwill for impairment as of November 30, 2020 under ASC Topic 350, Intangibles — Goodwill and Other. In this quantitative assessment, the Company estimated the fair value of the reporting units using a market approach in combination with a discounted operating cash flow approach. Significant assumptions used in developing the discounted operating cash flow approach were revenue growth rates and pricing, costs for manufacturing inputs, levels of capital investment and estimated cost of capital for high, medium and low growth environments. Based on these assessments, the Company determined that the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is not more likely than not. As of November 30, 2020, no impairment was indicated.
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
During the second quarter of 2020, we recorded an impairment loss for its indefinite-lived intangible assets (brand names) of $0.9 million and $0.4 million in the Fine Paper and Packaging and Technical Products segments, respectively, due to the adverse impacts of the pandemic. See Note 12, "Asset Restructuring and Impairment Costs." Our annual test of other intangible assets for impairment at November 30, 2020, 2019, and 2018 indicated that the carrying amount of such assets was recoverable.

Acquisition Accounting
We account for acquisitions under ASC Topic 805, which requires companies to record assets acquired and liabilities assumed at their respective fair market values at the date of acquisition. The accounting for acquisitions involves a considerable amount of judgment and estimates, including the fair value of certain forms of consideration; fair value of acquired intangible assets involving projections of future revenues and cash flows that are then either discounted at an estimated discount rate or measured at an estimated royalty rate; fair value of other acquired assets and assumed liabilities, including potential contingencies; and the useful lives of the acquired assets. The assumptions used are determined at the time of the acquisition in accordance with accepted valuation models. Projections are developed using internal forecasts, available industry and market data and estimates of long-term rates of growth for our business. The impact of prior or future acquisitions on our financial position or results of operations may be materially impacted by the change in or initial selection of assumptions and estimates.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
As a multinational enterprise, we are exposed to market risks such as changes in commodity prices, foreign currency exchange rates, and interest rates. A variety of practices are employed to manage these risks, including operating and financing activities.
Presented below is a description of our most significant market risks.

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
Based on our current quantity of pulp purchases, a $100 per ton increase in the average market price for pulp would have increased our annual costs for pulp by approximately $22 million.

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

Foreign Currency Risk
Our reported operating results are affected by changes in the exchange rates of the local currencies of our non-U.S. operations relative to the U.S. dollar. A hypothetical 10 percent strengthening of the U.S dollar relative to the local currencies of our non-U.S. operations would change our income before income taxes by approximately $3.9 million. We do not hedge our exposure to exchange risk on reported operating results.
The translation of the balance sheets of our non-U.S. operations from their local currencies into U.S. dollars is also sensitive to changes in the exchange rate of the U.S. dollar. Consequently, we perform a sensitivity test to determine if changes in the exchange rate would have a significant effect on the translation of the balance sheets of our non-U.S. operations into U.S. dollars. These translation gains or losses are recorded as unrealized translation adjustments, a component of accumulated other comprehensive income (loss) within stockholders' equity. The hypothetical change in unrealized translation adjustment is calculated by multiplying the net assets of our non-U.S. operations by a 10 percent change in the exchange rate of their local currencies compared to the U.S. dollar. As of December 31, 2020, the net assets of our non-U.S. operations exceeded their net liabilities by approximately $246 million. As of December 31, 2020, a 10 percent strengthening of the U.S. dollar relative to the local currencies of our non-U.S. operations would have changed our stockholders' equity by approximately $25 million.

Interest Rate Risk
We are exposed to interest rate risk on our variable rate bank debt. At December 31, 2020, we had $199.0 million of variable rate borrowings outstanding. A 100 basis point increase in interest rates would increase our annual interest expense on outstanding variable rate borrowings by approximately $2 million.

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

Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) or 15a-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of the Company's businesses for the year ended December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based upon its assessment, management believes that as of December 31, 2020, the Company's internal controls over financial reporting were effective.
The effectiveness of internal control over financial reporting as of December 31, 2020, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Deloitte & Touche's attestation report on the Company's internal control over financial reporting is included herein. See Item 15, "Exhibits and Financial Statement Schedule."
Neenah, Inc.
February 19, 2021

Changes in Internal Control Over Financial Reporting
There has been no significant change in the Company's internal control over financial reporting during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information
None.

PART III

Item 10.    Directors and Executive Officers of the Registrant
The information required to be set forth herein, except for the information included under Executive Officers of the Company below, relating to nominees for director of Neenah and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the captions "Election of Directors", "Meetings and Committees of the Board of Directors", "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively, in the Proxy Statement for the Annual Meeting of Stockholders ("Annual Meeting") to be held on May 20, 2021. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020.

Executive Officers of the Company
Set forth below is information concerning our executive officers.

Name	Position
Julie A. Schertell	President, Chief Executive Officer and Director
Paul F. DeSantis	Executive Vice President, Chief Financial Officer and Treasurer
Byron J. Racki	Executive Vice President, Segment President, Technical Products
Kingsley E. Shannon	Executive Vice President, Segment President, Fine Paper and Packaging
Jason T. Free	Executive Vice President, Global Operations
Noah S. Benz	Executive Vice President, General Counsel and Secretary
Michael W. Rickheim	Executive Vice President, Chief Human Resources Officer and Chief Administrative Officer
Larry N. Brownlee	Vice President, Controller and Principal Accounting Officer
Julie A. Schertell, born in 1969, is President and Chief Executive Officer and serves as a Director. She has been in that role since May 2020. Prior to becoming President and Chief Executive Officer, Ms. Schertell served as our Senior Vice President, Chief Operating Officer since January 2020. Ms. Schertell joined Neenah in 2008 and served as Vice President of Sales and Marketing for the Fine Paper division through December 2010, as a Senior Vice President and President, Fine Paper and Packaging through September 2018, and as a Senior Vice President and President, Technical Products through December 2019. Ms. Schertell was employed by Georgia-Pacific Corporation in the Consumer Products Retail division, where she served as Vice President of Sales Strategy from 2007-2008, and as Vice President of Customer Solutions from 2003 through 2007.
Paul F. DeSantis, born in 1964, is Executive Vice President, Chief Financial Officer and Treasurer and has been in that role since May 2020. Prior to joining Neenah, Mr. DeSantis served as Chief Financial Officer & Treasurer of OMNOVA Solutions Inc., a global producer of emulsion polymers, specialty chemicals, and decorative and functional surfaces. Mr. DeSantis has also served as Chief Financial Officer, Treasurer & Assistant Corporate Secretary of Bob Evans Farms, Inc. and as CFO of the A. Schulman Company. Mr. DeSantis also held a number of executive leadership roles with the Scotts-Miracle-Gro Company, culminating in his role as Vice President & Corporate Treasurer.
Byron J. Racki, born in 1977, is Executive Vice President, Segment President, Technical Products, and has been in that role since July 2020. Prior to this role, Mr. Racki served as our Senior Vice President of Sales and Marketing since January 2020. Mr. Racki joined the Company in 2006 and has served in areas of increasing responsibility including Vice President of Sales and Marketing for Fine Paper in 2012 and 2013, Vice President of Sales and Marketing, Performance Materials (Specialty Products) from 2014 through 2016, Senior Vice President and President, Performance Materials in 2017 and 2018 and Senior Vice President and President, Fine Paper and Packaging through December 2019. Prior to joining Neenah, Mr. Racki was employed by Kimberly-Clark in the Family Care division in various finance positions.

Kingsley E. Shannon, born in 1974, is Executive Vice President, Segment President, Fine Paper and Packaging and has been in this role since July 2020. Prior to this role, Ms. Shannon served as our Vice President, Consumer Sales and Marketing & Global Marketing Services since December of 2017. Ms. Shannon joined Neenah in February 2014 and has held various roles of increasing responsibility, including Vice President of Marketing & Global Marketing Services in 2015 through 2017 and Director of Marketing in 2014 and 2015. Prior to joining Neenah, Ms. Shannon was employed by Newell Brands in various Marketing Leadership positions and Maytag Corporation (now Whirlpool Corporation) in various Sales and Marketing positions.

Jason T. Free, born in 1969, is Executive Vice President of Global Operations and has been in this role since
January 2021. Prior to this role, Mr. Free was the Vice President of Global Operations from August 2020 to December 2020, Vice President of North American Operations from February 2020 to August 2020, and Vice President Fine Paper & Packaging Supply Chain from January 2018 to February 2020. Mr. Free joined Neenah in 2006 and served in various operations leadership roles across multiple facilities in the Fine Paper & Packaging division through December 2017. Prior to joining Neenah, Mr. Free was employed by Stora Enso as a Global Customer Solutions Engineer and Wausau Paper as a Manufacturing Manager. Mr. Free earned his Bachelor of Science degree in Paper Science and Engineering from the University of Wisconsin-Stevens Point.
Noah S. Benz, born in 1973, is Executive Vice President, General Counsel and Secretary and has been in that role since August 2018. Mr. Benz served as Neenah’s Vice President, Deputy General Counsel and Assistant Secretary from 2010 through 2018 and Associate General Counsel from 2005 through 2010. Prior to his employment with Neenah, Mr. Benz served as Associate General Counsel for Mariner Health Care, Inc., a nursing home and long-term acute care hospital company. Mr. Benz engaged in the private practice of law with Nelson, Mullins, Riley & Scarborough and Chamberlain Hrdlicka from 1998 through 2003. Mr. Benz received his JD, with honors, from the Emory University School of Law in 1998.
Michael W. Rickheim, born in 1974, is Executive Vice President, Chief Human Resources Officer & Chief Administrative Officer and has been in that role since April 2020. Prior to joining Neenah, Mr. Rickheim served as the Chief Human Resources Officer for Newell Brands, where he held various roles of increasing responsibility related to HR business partnership, talent acquisition, talent development, employee engagement, inclusion & diversity and communications.
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
2.3 +
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

3.2	Second Amended and Restated Bylaws of Neenah, Inc. (filed as Exhibit 3.2 to the Neenah, Inc. Current Report on Form 8-K filed January 3, 2018 and incorporated herein by reference).
4.1	Form of Notation of Subsidiary Guarantee (included as Exhibit E to Exhibit 4.1).
4.2
Description of the Company's Securities (filed as Exhibit 4.3 to the Neenah, Inc. Annual Report on Form 10-K for the year ended December 31, 2019, filed February 21, 2020 and incorporated herein by reference).

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

10.11*	Amended and Restated Neenah Executive Severance Plan (filed as Exhibit 10.1 to the Neenah, Inc. Current Report on Form 8-K filed on April 25, 2017 and incorporated herein by reference)
10.12*
Neenah, Inc. 2018 Omnibus Stock and Incentive Compensation Plan (filed as Appendix A to the Neenah, Inc. Definitive Proxy Statement on Schedule 14A filed on April 13, 2018 and incorporated herein by reference)

10.13
Fourth Amended and Restated Credit Agreement dated December 10, 2018 by and among Neenah, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed as Exhibit 10.19 to the Neenah, Inc. Annual Report on Form 10-K filed on February 22, 2019 and incorporated herein by reference)

10.14
First Amendment, dated as of February 28, 2019, to the Fourth Amended and Restated Credit Agreement dated December 10, 2018 by and among Neenah, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed as Exhibit 10.1 to the Neenah, Inc. Quarterly Report on Form 10-Q, filed May 3, 2019 and incorporated herein by reference)

10.15*	Form of Restricted Stock Unit Award Agreement (retirement) (filed as Exhibit 99.3 to the Neenah, Inc. Current Report on Form 8-K, filed February 1, 2019 and incorporated herein by reference)
10.16*	Form of Performance Share Unit Award Agreement (filed as Exhibit 10.1 to the Neenah, Inc. Quarterly Report on Form 10-Q, filed August 7, 2019 and incorporated herein by reference)
10.17*	Form of Restricted Stock Unit Award Agreement (A - standard award) (filed as Exhibit 10.2 to the Neenah, Inc. Quarterly Report on Form 10-Q, filed August 7, 2019 and incorporated herein by reference)

Exhibit Number	Exhibit
10.18*	Form of Restricted Stock Unit Award Agreement (B - standard award) (filed as Exhibit 10.3 to the Neenah, Inc. Quarterly Report on Form 10-Q, filed August 7, 2019 and incorporated herein by reference)
10.19*	Form of Performance Share Unit Award Agreement (filed as Exhibit 10.2 to the Neenah, Inc. Quarterly Report on Form 10-Q, filed May 11, 2020 and incorporated herein by reference)
10.20*	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.3 to the Neenah, Inc. Quarterly Report on Form 10-Q, filed May 11, 2020 and incorporated herein by reference)
10.21*	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.4 to the Neenah, Inc. Quarterly Report on Form 10-Q, filed May 11, 2020 and incorporated herein by reference)
10.22
Second Amendment, dated as of March 12, 2020, to the Fourth Amended and Restated Credit Agreement dated December 10, 2018 by and among Neenah, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed as Exhibit 10.1 to the Neenah, Inc. Quarterly Report on Form 10-Q, filed May 11, 2020 and incorporated herein by reference)

10.23
Term Loan Credit Agreement, dated as of June 30, 2020, by and among Neenah, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed as Exhibit 10.1 to the Neenah, Inc. Quarterly Report on Form 10-Q, filed August 5, 2020 and incorporated herein by reference)

10.24
Third Amendment, dated as of June 30, 2020, to the Fourth Amended and Restated Credit Agreement dated December 10, 2018 by and among Neenah, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed as Exhibit 10.2 to the Neenah, Inc. Quarterly Report on Form 10-Q, filed August 5, 2020 and incorporated herein by reference)

21	List of Subsidiaries of Neenah, Inc. (filed herewith).
23	Consent of Deloitte & Touche LLP (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (filed herewith).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (furnished herewith).
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (furnished herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
_______________________
*    Indicates management contract or compensatory plan or arrangement.
+    Pursuant to a confidential treatment request portions of this exhibit have been furnished separately to the Securities and Exchange Commission.

(c)Financial Statement Schedule
See Item 15(a) (2) above

Item 16.     Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Neenah, Inc.
By:	/s/ JULIE A. SCHERTELL
	Name:	Julie A. Schertell
	Title:	President, Chief Executive Officer and Director (in her capacity as a duly authorized officer of the Registrant and in her capacity as Chief Executive Officer)
	Date:	February 19, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	/s/ JULIE A. SCHERTELL	President, Chief Executive Officer and Director (Principal Executive Officer)
	Julie A. Schertell		February 19, 2021

	/s/ PAUL F. DESANTIS	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
	Paul F. DeSantis		February 19, 2021

	/s/ LARRY N. BROWNLEE	Vice President, Controller (Principal Accounting Officer)
	Larry N. Brownlee		February 19, 2021

	/s/ WILLIAM M. COOK*	Chairman of the Board and Director
	William M. Cook		February 19, 2021

	/s/ DONNA M. COSTELLO*	Director
	Donna M. Costello		February 19, 2021

	/s/ MARGARET S. DANO*	Director
	Margaret S. Dano		February 19, 2021

	/s/ TIMOTHY S. LUCAS*	Director
	Timothy S. Lucas		February 19, 2021

	/s/ PHILIP C. MOORE*	Director
	Philip C. Moore		February 19, 2021

	/s/ TONY R. THENE*	Director
	Tony R. Thene		February 19, 2021

	/s/ STEPHEN M. WOOD*	Director
	Stephen M. Wood		February 19, 2021

*By:	/s/ NOAH S. BENZ
Noah S. Benz Executive Vice President, General Counsel and Secretary Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Neenah, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Neenah, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2020, of the Company and our report dated February 19, 2021, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

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
February 19, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Neenah, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Neenah, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Income Taxes — Realizability of Deferred Tax Assets — Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

As discussed in Note 5 to the consolidated financial statements, at December 31, 2020 the Company had deferred tax assets on deductible temporary differences, tax credits, and tax loss carryforwards of $18.3 million (net of a $10.4 million valuation allowance). Deferred tax assets are reduced by a valuation allowance if, based upon the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Auditing management’s determination that all or some portion of certain deferred income tax assets will not be realized, and that it is more likely than not that sufficient taxable income will be generated in the future to realize the remaining deferred tax assets, is a critical audit matter because of the significant judgments management makes related to taxable income. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists, when performing audit procedures to evaluate the reasonableness of management’s forecasts of taxable income and the application and interpretations of accounting principles generally accepted in the United States of America.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination that it is more likely than not that sufficient taxable income will be generated in the future to realize deferred tax assets included the following, among others:

•We tested the effectiveness of controls over deferred tax assets, including management’s controls over the estimates of taxable income and the determination of whether it is more likely than not that the deferred tax assets will be realized.
•We evaluated the reasonableness of the methods, assumptions, and judgments used by management to determine whether a valuation allowance was necessary.
•With the assistance of our income tax specialists, we evaluated whether the sources of management’s estimated taxable income were of the appropriate character and sufficient to utilize the deferred tax assets under the relevant tax law.
•We tested the reasonableness of management’s estimates of taxable income by comparing the estimates to:
–Internal budgets.
–Historical taxable income, as adjusted for nonrecurring items.
–Internal communications to management and the Board of Directors.
–Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.
•We evaluated whether the estimates of future taxable income were consistent with evidence obtained in other areas of the audit.
•We evaluated whether the taxable income in prior carryback years was of the appropriate character and available under the tax law.

U.S. Transportation Filtration Asset Impairment — Refer to Notes 2 and 12 to the financial statements

Critical Audit Matter Description

The Company tests property, plant and equipment for impairment in accordance with Accounting Standards Codification Topic 360, Property, Plant, and Equipment whenever events or changes in circumstances indicate that the carrying amounts of such long-lived assets may not be recoverable. As discussed in Note 12, during the three months ended June 30, 2020, adverse impacts from the COVID-19 pandemic triggered the evaluation of the recoverability of carrying values of long-lived assets in the Technical Products segment, with the largest impact resulting from changes in the duration of the ramp-up of net sales of the Company’s U.S. transportation filtration asset group. The Company determined that the carrying value of the U.S. transportation filtration long-lived asset group was not recoverable, and as a result recorded a $51 million impairment charge, which is the amount by which the carrying value exceeded the estimated fair value of the asset group. Management determined the fair value of the long-lived assets principally on a probability-weighting of the discounted cash flows expected under multiple operating scenarios.

The Company’s fair value calculations are highly subjective and require management to make assumptions and apply judgments to estimates regarding the timing and amount of future cash flows, probabilities related to various cash flow scenarios, an appropriate discount rate based on the perceived risks, and current and future evaluation of economic conditions and operating plans under these assessed conditions. Changes in these assumptions could have a significant effect on both the fair value of the asset group and the related impairment expense.

Auditing the Company’s impairment measurement involved a high degree of subjectivity, as estimates underlying the determination of fair value of the U.S. transportation filtration asset group were based on assumptions requiring significant judgment, including management’s estimate of the timing and duration of the ramp-up of net sales and future sales volumes, the future success of product lines, growth rates for selling prices and costs, and future market and economic conditions. These assumptions required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s forecasted cash flows.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of the timing and duration of net-sales ramp-up and other significant assumptions used to estimate fair value included the following, among others:

•We tested the design and operating effectiveness of management’s controls over the forecasts, including future revenues.

•We evaluated management’s ability to accurately forecast future cash flows by comparing actual results to management’s historical forecasts.
•We tested actual sales through the impairment date.
•We performed inquiries throughout the organization, interviewing a cross-section of company personnel to compare expectations with forecasts and possible scenarios, including the estimated timeline to full capacity.
•We inspected internal and external evidence (e.g. correspondence, contracts, meetings minutes, customer commitments, industry reports) and evaluated evidence against the forecasted volumes.
•We compared management forecasts to information included in industry reports.
•We evaluated projected revenues and operating margins against historical results and management’s rationale and support for expected improvements over time.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 19, 2021

We have served as the Company's auditor since 2003.

NEENAH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Net Sales	$792.6	$938.5	$1,034.9
Cost of products sold	639.4	755.1	851.5
Gross Profit	153.2	183.4	183.4
Selling, general and administrative expenses	88.0	98.6	95.9
Asset restructuring and impairment costs (Note 12)	57.8	4.7	31.1
Other restructuring and non-routine costs	4.2	1.5	2.1
COVID-19 costs	3.5	—	—
Loss on debt extinguishment (Note 6)	1.9	—	—
Pension and SERP adjustments (Note 7)	1.6	(1.4)	1.8
Acquisition-related costs and adjustments (Note 2)	1.5	—	(3.9)
Insurance settlement	—	—	(0.4)
Other expense, net	0.8	1.7	2.7
Operating Income (Loss)	(6.1)	78.3	54.1
Interest expense	12.6	11.8	13.0
Income (Loss) From Continuing Operations Before Income taxes	(18.7)	66.5	41.1
Provision (benefit) for income taxes	(2.9)	11.1	3.9
Income (Loss) From Continuing Operations	(15.8)	55.4	37.2
Loss from discontinued operations, net of income taxes (Note 2)	—	—	(0.8)
Net Income (Loss)	$(15.8)	$55.4	$36.4

Earnings (Loss) Per Common Share
Basic
Continuing operations	$(0.96)	$3.27	$2.20
Discontinued operations	—	—	(0.05)
	$(0.96)	$3.27	$2.15

Diluted
Continuing operations	$(0.96)	$3.26	$2.17
Discontinued operations	—	—	(0.05)
	$(0.96)	$3.26	$2.12

Weighted Average Common Shares Outstanding (in thousands)
Basic	16,813	16,848	16,850
Diluted	16,813	16,906	16,968

See Notes to Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2020	2019	2018
Net Income (Loss)	$(15.8)	$55.4	$36.4
Reclassification of amounts recognized in the consolidated statement of operations:
Amortization of adjustments to pension and other postretirement benefit liabilities	6.6	6.0	6.0
Pension plan settlement/curtailment losses	0.3	1.3	0.8
Amounts recognized in the consolidated statement of operations	6.9	7.3	6.8
Unrealized foreign currency translation gain (loss)	18.0	(3.5)	(7.9)
Net loss from pension and other postretirement benefit plans	(17.2)	(13.7)	(11.2)
Income (Loss) From Other Comprehensive Income Items Before Income Taxes	7.7	(9.9)	(12.3)
Benefit for income taxes	(1.9)	(1.7)	(1.0)
Other Comprehensive Income (Loss)	9.6	(8.2)	(11.3)
Comprehensive Income (Loss)	$(6.2)	$47.2	$25.1

See Notes to Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$37.1	$9.0
Accounts receivable, net	100.2	102.6
Inventories	108.9	122.8
Prepaid and other current assets	25.1	18.3
Total Current Assets	271.3	252.7
Property, Plant and Equipment, net	329.4	380.6
Lease Right-of-Use Assets	20.2	13.9
Deferred Income Taxes	18.3	13.4
Goodwill (Note 4)	87.4	83.1
Intangible Assets, net (Note 4)	62.6	66.7
Other Assets	17.4	17.4
TOTAL ASSETS	$806.6	$827.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$4.9	$2.6
Lease liabilities payable within one year	3.2	1.9
Accounts payable	46.0	48.9
Accrued expenses	61.9	47.0
Total Current Liabilities	116.0	100.4
Long-Term Debt	189.5	198.2
Noncurrent Lease Liabilities	18.4	13.0
Noncurrent Employee Benefits	96.8	93.1
Deferred Income Taxes	12.3	12.9
Other Noncurrent Obligations	6.0	3.9
TOTAL LIABILITIES	439.0	421.5
Commitments and Contingencies (Note 11)
Stockholders' Equity
Common stock, par value $0.01, authorized: 100,000,000 shares; issued and outstanding: 16,829,000 shares and 16,843,000 shares	0.2	0.2
Treasury stock, at cost: 1,917,000 shares and 1,835,000 shares	(87.6)	(82.8)
Additional paid-in capital	338.3	334.1
Retained earnings	220.4	268.1
Accumulated other comprehensive loss	(103.7)	(113.3)
Total Stockholders' Equity	367.6	406.3
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$806.6	$827.8
See Notes to Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions, shares in thousands)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance, December 31, 2017	18,458	$0.2	$(65.8)	$323.9	$235.7	$(94.1)
Net income	—	—	—	—	36.4	—
Other comprehensive loss, after income tax benefit	—	—	—	—	—	(11.3)
Reclassification of the unrealized loss on "available-for-sale" securities	—	—	—	—	(0.3)	0.3
Reclassification of deferred income taxes on intra-entity asset transfers	—	—	—	—	(0.8)	—
Dividends declared	—	—	—	—	(27.8)	—
Shares purchased (Note 9)	—	—	(9.3)	—	—	—
Stock options exercised	67	—	—	0.7	—	—
Restricted stock vesting (Note 9)	72	—	(1.5)	—	—	—
Stock-based compensation	—	—	—	4.0	—	—
Other/Currency	—	—	—	(0.1)	—	—
Balance, December 31, 2018	18,597	0.2	(76.6)	328.5	243.2	(105.1)
Net income	—	—	—	—	55.4	—
Other comprehensive loss, after income tax benefit	—	—	—	—	—	(8.2)
Dividends declared	—	—	—	—	(30.5)	—
Shares purchased (Note 9)	—	—	(4.9)	—	—	—
Stock options exercised	17	—	—	—	—	—
Restricted stock vesting (Note 9)	64	—	(1.3)	—	—	—
Stock-based compensation	—	—	—	5.6	—	—
Balance, December 31, 2019	18,678	0.2	(82.8)	334.1	268.1	(113.3)
Net loss	—	—	—	—	(15.8)	—
Other comprehensive income, net of income tax	—	—	—	—	—	9.6
Dividends declared	—	—	—	—	(31.9)	—
Shares purchased (Note 9)	—	—	(3.6)	—	—	—
Stock options exercised	6	—	—	—	—	—
Restricted stock vesting (Note 9)	62	—	(1.2)	—	—	—
Stock-based compensation	—	—	—	4.2	—	—
Balance, December 31, 2020	18,746	$0.2	$(87.6)	$338.3	$220.4	$(103.7)

See Notes to Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$(15.8)	$55.4	$36.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36.7	38.9	36.1
Stock-based compensation	4.2	5.6	4.0
Deferred income tax provision (benefit)	(4.9)	3.4	(1.9)
Asset impairment costs (Note 12)	54.8	—	31.1
Loss on debt extinguishment (Note 6)	1.9	—	—
Pension curtailment (gain)/settlement charge, net of plan payments (Note 7)	1.6	(1.4)	1.8
Loss on asset dispositions	—	0.1	0.3
Non-cash effects of changes in liabilities for uncertain income tax positions	(0.2)	(0.7)	0.1
Net cash provided by (used in) changes in operating working capital, net of effect of acquisitions (Note 14)	18.2	(0.6)	(1.0)
Pension and other post-employment benefits	(5.8)	(3.7)	(12.3)
Noncurrent payroll taxes	2.2	—	—
Other	0.5	0.6	(1.9)
Net Cash Provided By Operating Activities	93.4	97.6	92.7

INVESTING ACTIVITIES
Capital expenditures	(18.9)	(21.4)	(38.1)
Proceeds from sale of property, plant and equipment (Note 12)	0.5	—	5.0
Sales (purchases) of marketable securities	(0.1)	(0.4)	0.1
Other	(1.0)	(1.5)	(1.3)
Net Cash Used In Investing Activities	(19.5)	(23.3)	(34.3)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt (Note 6)	291.6	163.5	272.8
Debt issuance costs (Note 6)	(6.0)	(0.4)	(1.8)
Repayments of long-term debt (Note 6)	(295.9)	(201.6)	(285.6)
Cash dividends paid	(31.9)	(30.5)	(27.8)
Shares purchased (Note 9)	(4.8)	(6.2)	(10.8)
Proceeds from exercise of stock options	—	—	0.6
Net Cash Used In Financing Activities	(47.0)	(75.2)	(52.6)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1.2	—	(0.4)
Net Increase (Decrease) in Cash and Cash Equivalents	28.1	(0.9)	5.4
Cash and Cash Equivalents, Beginning of Year	9.0	9.9	4.5
Cash and Cash Equivalents, End of Year	$37.1	$9.0	$9.9

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
The technical products business is an international producer of fiber-formed, coated and/or saturated specialized media that delivers high performance benefits to customers. Included in this segment are filtration media, tape and abrasives backings products, digital transfer papers, durable label and other specialty substrate products. The fine paper and packaging business is a supplier of branded premium printing, packaging and other high-end specialty papers primarily in North America. The Company's premium writing, text and cover papers, and specialty papers are used in commercial printing and imaging applications for corporate identity packages, invitations, personal stationery and high-end advertising, as well as premium labels and luxury packaging.

Basis of Presentation
The consolidated financial statements include the financial statements of the Company and its wholly owned and majority owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Impacts of COVID-19
The Company continues to assess the impacts of the novel coronavirus pandemic (“COVID-19” or the "pandemic") on its various accounting estimates and significant judgments, including those that require consideration of forecasted financial information in the context of the unknown future impacts of COVID-19, using information that is reasonably available at this time. The accounting estimates and other matters assessed included, but were not limited to, goodwill, indefinite-lived intangibles and other long-lived assets, allowance for uncollectible accounts receivable, valuation allowances for tax assets and revenue recognition. Based on the Company’s assessment of these estimates and due to the adverse impacts of COVID-19, during the year ended December 31, 2020, the Company recorded non-cash impairment losses of $54.8 million to write-down certain long-lived assets and investments, $2.6 million of restructuring charges due to the idling of a fine paper machine and other smaller assets and $0.4 million of related severance costs. See Note 12, "Asset Restructuring and Impairment Costs" for further discussion. As of November 30, 2020, the Company quantitatively assessed the carrying values of its intangible assets, including goodwill and indefinite-lived intangibles, and determined no additional assets were impaired. In addition, as a result of the impacts of COVID-19 and other factors, the Company recorded a $4.6 million increase to the valuation allowance against our state tax credits and NOLs. See Note 5, "Income Taxes" for further discussion.

The Company also incurred incremental and direct costs of responding to COVID-19, including costs of personal protective equipment, additional cleaning and sanitation supplies, and labor costs of quarantined workers of $3.5 million for the year ended December 31, 2020.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Note 2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Significant management judgment is required in determining the accounting for, among other things, reserves for uncertain tax positions, pension and postretirement benefit obligations, retained insurable risks, reserves for sales discounts and allowances, purchase price allocations, useful lives for depreciation and amortization, asset retirement obligations ("AROs"), future cash flows associated with impairment testing for tangible and intangible long-lived assets, goodwill, valuation allowance for deferred tax assets, contingencies, inventory obsolescence and market reserves and the valuation of stock-based compensation.

Revenue Recognition
The Company recognizes sales revenue at a point in time following the transfer of control of the product to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contractual arrangements. Sales are reported net of allowable discounts and estimated returns. Reserves for cash discounts, trade allowances and sales returns are estimated using historical experience. The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill our promise to transfer the associated products. Accordingly, the Company records customer payments of shipping and handling costs as a component of net sales and classifies such costs as a component of cost of sales. The Company excludes tax amounts assessed by governmental authorities that are both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers from our measurement of transaction prices. Accordingly, such tax amounts are not included as a component of net sales or cost of sales. The Company considers each transaction/shipment as a separate performance obligation. Neenah recognizes revenue when the title transfers to the customer. As such, the remaining performance obligations at period end are not considered material. Sales terms in the technical products business vary depending on the type of product sold and customer category. In general, sales are collected in approximately 45 to 55 days. Extended credit terms of up to 120 days are offered to customers located in certain international markets. Fine paper and packaging sales terms range between 20 and 30 days with discounts of 0 to 2 percent for early customer payments, with discounts of 1 percent and 20-day terms used most often. Extended credit terms are offered to customers located in certain international markets. Refer to Note 13, "Business Segment and Geographic Information", for further disaggregation of revenue.

Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. As of December 31, 2020 and 2019, $0.3 million and $0.1 million, respectively, of the Company's cash and cash equivalents is restricted to the payment of postretirement benefits for certain former Fox River executives.

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

Property and Depreciation
Property, plant and equipment are stated at cost, less accumulated depreciation. Certain costs of software developed or obtained for internal use are capitalized. When property, plant and equipment is sold or retired, the costs and the related accumulated depreciation are removed from the accounts, and the gains or losses are recorded in Other (income) expense, net. For financial reporting purposes, depreciation is principally computed on the straight-line method over estimated useful asset lives. The weighted average remaining useful lives for buildings, land improvements and machinery and equipment are approximately 17 years, 20 years and 9 years, respectively. The units-of-production method of depreciation is used for the U.S. transportation filtration production assets with a gross book value of $29.4 million, which reflects the nature of the assets' utilization. For income tax purposes, accelerated methods of depreciation are used.
The costs of major rebuilds and replacements of plant and equipment are capitalized, and the cost of maintenance performed on manufacturing facilities, composed of labor, materials and other incremental costs, is expensed as incurred. Start-up costs for new or expanded facilities, including costs related to trial production, are expensed as incurred.
The Company accounts for AROs in accordance with Accounting Standards Codification ("ASC") Topic 410, Asset Retirements and Environmental Obligations, which requires companies to make estimates regarding future events in order to record a liability for AROs in the period in which a legal obligation is created. Such liabilities are recorded at fair value, with an offsetting increase to the carrying value of the related long-lived asset. As of December 31, 2020, the Company is unable to estimate its AROs for environmental liabilities at its manufacturing facilities, but does not believe the liabilities related to AROs, if any, are material.

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

Fair Value of Financial Instruments
As of December 31, 2020 and 2019, the carrying values of the Company’s debt approximated fair value.The fair value for all debt instruments was estimated from Level 2 measurements using rates currently available to the Company for debt of the same remaining maturities.

The Company's investments in marketable securities are accounted for as "available-for-sale securities" in accordance with ASC Topic 320, Investments — Debt and Equity Securities ("ASC Topic 320"). Pursuant to ASC Topic 320, marketable securities are reported at fair value on the consolidated balance sheet and holding gains and losses are reported in "Other Income (Expense), net" on the Company's consolidated statements of operations. At December 31, 2020, the Company had $4.3 million in marketable securities classified as Other assets on the consolidated balance sheet. The cost of such marketable securities was $4.7 million. Fair value for the Company's marketable securities was estimated from Level 1 inputs. The Company's marketable securities are designated for the payment of benefits under its supplemental employee retirement plan ("SERP").

Fair Value of Pension Plan Assets
With the exception of cash and cash equivalents which are considered Level 1, and certain annuity contracts which are considered Level 3, pension plan assets are measured at Net Asset Value ("NAV") (or its equivalent) as an alternative to fair market value due to the absence of readily available market prices, and as such are not subject to the fair value hierarchy. Following is the fair value of each investment category:

•Cash and cash equivalents ($3.8 million and $0.8 million at December 31, 2020 and 2019, respectively).
•U.S and non-U.S. Equities ($144.1 million and $122.5 million at December 31, 2020 and 2019, respectively) — These proprietary collective funds have observable NAVs (based on the fair value of the underlying investments of the funds) that are provided to investors and provide for liquidity either immediately or within a few days.
•U.S and non-U.S. Fixed Income Securities ($224.8 million and $219.4 million at December 31, 2020 and 2019, respectively) — These proprietary collective funds have observable NAVs (based on the fair value of the underlying investments of the funds) that are provided to investors and provide for liquidity either immediately or within a few days.
•Hedge Fund/Other ($31.6 million and $29.9 million at December 31, 2020 and 2019, respectively) — This fund is valued using NAVs calculated by the underlying investment managers and allow for quarterly or more frequent redemptions.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The following table summarizes the changes in Level 3 defined benefit pension plan assets (Neenah Coldenhove insurance contract for which fair value is determined based on actuarial assumptions) measured at fair value on a recurring basis for the year ended December 31, 2020 and 2019:

		Return on plan assets
	Fair Value at January 1	Attributable to Assets Held at December 31	Attributable to Assets Sold	Net Purchases/ (Settlements)	Transfers into/ (out of) Level 3	Foreign currency effects	Fair Value at December 31
For the year ended December 31, 2018	$48.4	(0.9)	—	(0.3)	—	(2.1)	$45.1
For the year ended December 31, 2019	$45.1	7.5	—	(0.2)	—	(0.9)	$51.5
For the year ended December 31, 2020	$51.5	5.0	—	(1.5)	—	5.1	$60.1

Acquisition-related costs and adjustments
During the year ended December 31, 2020, the Company incurred $1.5 million of due diligence and transaction costs of acquisition attempts that were not consummated. No such costs were incurred during the year ended December 31, 2019. During the year ended December 31, 2018, the Company recognized $3.9 million of acquisition-related adjustments as income related to the acquisition of Coldenhove.

Discontinued Operations
During the three months ended September 30, 2018, the Company recorded an additional loss on sale of $0.8 million arising from the final adjustment to the transaction price on the sale of the Lahnstein Mill in 2015.

Accounting Standards Changes
In August 2018, the Financial Accounting Standards Board (the "FASB") issued the Accounting Standards Update ("ASU") 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements For Defined Benefit Plans. The ASU modified the annual disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The guidance requires disclosure changes to be presented on a retrospective basis. The Company adopted the guidance as of year-ended December 31, 2020. As this standard relates only to financial disclosures, its adoption did not have an impact on results of operations, financial position or cash flows.
In January 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the FASB's guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model (known as the "current expected credit loss model" or "CECL") that is based on expected losses rather than incurred losses. The adoption of this standard did not have a material impact on the Company's financial position, results of operations and cash flows.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848)-Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU addresses accounting implications of the replacement of LIBOR (London Inter-Bank Offered Rate) with SOFR (Secured Overnight Financing Rate) or other alternatives by the end of 2021. The FASB allows immediate relief from application of contract modification accounting triggered by reference rate reform that otherwise would be costly to implement and result in burdensome financial reporting. The Company intends to elect the expedients and exceptions offered in the ASU.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

As of December 31, 2020, no amendments to the ASC had been issued and not adopted by the Company that will have or are reasonably likely to have a material effect on its financial position, results of operations or cash flows.

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
Diluted EPS has been computed by dividing net income allocated to common stock by the weighted average number of common shares used in computing basic EPS, further adjusted to include the dilutive impact of the exercise or conversion of common stock equivalents, such as stock options, stock appreciation rights ("SARs") and target awards of RSUs with performance conditions ("Performance Share Units" or "PSUs"), into shares of common stock as if those securities were exercised or converted. For the years ended December 31, 2020, 2019 and 2018, approximately 332,000, 231,000 and 143,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company's common stock for the respective 12-month periods during which the options were outstanding. In addition, as a result of the loss from continuing operations for the year ended December 31, 2020, incremental shares of 20,576, resulting from the dilutive options and performance share units, were excluded from the diluted earnings per share calculation as the effect would have been anti-dilutive.
The following table presents the computation of basic and diluted shares of common stock used in the calculation of EPS (amounts in millions, except share and per share amounts):
Earnings (loss) per basic common share

	Year Ended December 31,
	2020	2019	2018
Income (loss) from continuing operations	$(15.8)	$55.4	$37.2
Amounts attributable to participating securities	(0.2)	(0.3)	(0.2)
Income (loss) from continuing operations available to common stockholders	(16.0)	55.1	37.0
Loss from discontinued operations, net of income taxes	—	—	(0.8)
Net income (loss) available to common stockholders	$(16.0)	$55.1	$36.2
Weighted-average basic shares outstanding	16,813	16,848	16,850
Basic earnings (loss) per share
Continuing operations	$(0.96)	$3.27	$2.20
Discontinued operations	—	—	(0.05)
	$(0.96)	$3.27	$2.15

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Earnings (loss) per diluted common share

	Year Ended December 31,
	2020	2019	2018
Income (loss) from continuing operations	$(15.8)	$55.4	$37.2
Amounts attributable to participating securities	(0.2)	(0.3)	(0.4)
Income (loss) from continuing operations available to common stockholders	(16.0)	55.1	36.8
Loss from discontinued operations, net of income taxes	—	—	(0.8)
Net income (loss) available to common stockholders	$(16.0)	$55.1	$36.0
Weighted-average basic shares outstanding	16,813	16,848	16,850
Add: Assumed incremental shares under stock-based compensation plans	—	58	118
Weighted average diluted shares	16,813	16,906	16,968
Diluted earnings (loss) per share
Continuing operations	$(0.96)	$3.26	$2.17
Discontinued operations	—	—	(0.05)
	$(0.96)	$3.26	$2.12

Note 4. Goodwill and Other Intangible Assets
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
The Company tested goodwill for impairment as of November 30, 2020 under ASC Topic 350, Intangibles — Goodwill and Other. In this quantitative assessment, the Company estimated the fair value of the reporting units principally using a discounted operating cash flow approach. Significant assumptions used in developing the discounted operating cash flow approach were revenue growth rates and pricing, costs for manufacturing inputs, levels of capital investment and estimated cost of capital for high, medium and low growth environments. Based on these assessments, the Company determined that the current fair value determinations were higher than the current carrying amount of the reporting units. There was no impairment in the carrying value of goodwill for the years ended December 31, 2020, 2019 and 2018, with the exception of $0.1 million of goodwill impairment related to the sale of the Brattleboro mill in 2018. See Note 12, "Asset Restructuring and Impairment Costs."
Intangible assets with finite useful lives are amortized on a straight-line basis over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment. Intangible assets consist primarily of customer relationships, trade names and acquired intellectual property. Such intangible assets are amortized using the straight-line method over estimated useful lives of between 10 and 15 years. Certain trade names are estimated to have indefinite useful lives and as such are not amortized. Intangible assets with indefinite lives are reviewed for impairment at least annually. During the second quarter of 2020, the Company recorded an impairment loss for its indefinite-lived intangible assets (brand names) of $0.9 million and $0.4 million in the Fine Paper and Packaging and Technical Products segments, respectively, due to the adverse impacts of the pandemic. See Note 12, "Asset Restructuring and Impairment Costs." There was no impairment in the carrying value of intangible assets with indefinite lives for the years ended December 31, 2019 and 2018.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The following table presents the carrying value of goodwill by business segment and changes in the carrying value of goodwill.

	Technical Products			Fine Paper and Packaging			Other
	Gross Amount	Accumulated Impairment Losses		Gross Amount	Accumulated Impairment Losses		Gross Amount	Accumulated Impairment Losses
			Net			Net			Net	Net
Balance at December 31, 2018	$124.9	$(47.4)	$77.5	$6.2	$—	$6.2	$0.4	$(0.1)	$0.3	$84.0
Realignment of Other segment (a)	0.4	(0.1)	0.3	—	—	—	(0.4)	0.1	(0.3)	—
Foreign currency translation	(1.9)	1.0	(0.9)	—	—	—	—	—	—	(0.9)
Balance at December 31, 2019	123.4	(46.5)	76.9	6.2	—	6.2	—	—	—	83.1
Foreign currency translation	8.6	(4.3)	4.3	—	—	—	—	—	—	4.3
Balance at December 31, 2020	$132.0	$(50.8)	$81.2	$6.2	$—	$6.2	$—	$—	$—	$87.4
_______________________

(a)In January 2019, the Company realigned the remaining products manufactured in the Other business segment to be managed as part of the Technical Products business segment. See Note 13, "Business Segment and Geographic Information."

Other Intangible Assets
As of December 31, 2020, the Company had net identifiable intangible assets of $62.6 million. All such intangible assets were acquired in the acquisitions of Neenah Germany, Fox River, FiberMark, Neenah Coldenhove and the Crane technical materials business, and the acquisition of the Wausau and Southworth brands. The following table details amounts related to those assets.

	12/31/2020		12/31/2019
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets
Customer based intangibles	$39.6	$(24.0)	$38.2	$(20.4)
Trade names and trademarks	5.2	(3.1)	5.1	(2.7)
Acquired technology	17.3	(9.3)	16.9	(8.0)
Total amortizable intangible assets	62.1	(36.4)	60.2	(31.1)
Indefinite life trade names, net of impairment losses of $1.3 million as of 12/31/20	36.9	—	37.6	—
Total	$99.0	$(36.4)	$97.8	$(31.1)

As of December 31, 2020, $40.5 million and $22.1 million of such intangible assets are reported within the Technical Products and Fine Paper and Packaging, respectively. See Note 13, "Business Segment and Geographic Information." Aggregate amortization expense of acquired intangible assets for the years ended December 31, 2020, 2019 and 2018 was $3.7 million, $3.9 million and $4.3 million, respectively and was reported in selling, general and administrative expenses on the consolidated statement of operations. Estimated amortization expense for the years ended December 31, 2021, 2022, 2023, 2024 and 2025 is $3.6 million, $2.9 million, $2.8 million, $2.8 million and $2.8 million, respectively.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Note 5. Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Income tax expense (benefit) represented (15.5) percent, 16.7 percent and 9.5 percent of income (loss) from continuing operations before income taxes for the years ended December 31, 2020, 2019 and 2018, respectively. The Company's effective income tax rate can be affected by many factors, including but not limited to, changes in the mix of earnings in taxing jurisdictions with differing statutory rates, the impact of research and development tax credits ("R&D Credits"), changes in tax laws and changes in corporate structure as a result of business acquisitions and dispositions. The 2020 effective income tax rate was significantly impacted by the $57.8 million of restructuring and impairment losses and the 2018 effective income tax rate was also reduced by the effects of the $31.1 million impairment loss of the Brattleboro mill and associated research and office facilities (see Note 12). In these two years, similar sized reconciling items had a significantly larger percentage impact on reduced pre-tax book income.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation in the Tax Cuts and Jobs Act of 2017 (the "TCJA"). The TCJA significantly revised the U.S. corporate income tax by, among other things, reducing the statutory corporate tax rate from 35% to 21% effective January 1, 2018, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes and changing how foreign earnings are subject to U.S. tax. The TCJA also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property.
During 2018, the Company completed its analysis of the TCJA and interpreted additional guidance issued by the U.S. Treasury Department. In addition, legislative actions by the various U.S. states related to application of the TCJA provisions on state tax returns were considered. The Company recorded adjustments throughout 2018 to reflect a tax benefit of $0.9 million related to the effects of the statutory corporate tax rate reduction and a tax expense of $0.8 million from U.S. federal and state taxes on accumulated earnings and profits ("E&P") of its foreign subsidiaries. As of December 31, 2018, a cumulative net tax benefit of $6.6 million related to the TCJA was reflected, comprised of a $11.2 million tax benefit from the remeasurement of federal net deferred income tax liabilities resulting from the reduction in the U.S. statutory corporate tax rate, less $4.6 million of tax expense from the mandatory one-time U.S. federal tax on certain previously untaxed accumulated E&P of its foreign subsidiaries and related state income tax impacts. As of December 31, 2018, the measurement period for purposes of SAB 118 ended and the Company completed the accounting for all of the impacts of the TCJA.
The TCJA also required a U.S. shareholder of a foreign corporation to include in taxable income its global intangible low-taxed income ("GILTI"). In general, GILTI is described as the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets, which is defined as 10% of its foreign qualified business asset investment reduced by certain interest expense amounts. The TCJA allows a deduction of 50% of GILTI, but this deduction is limited by the taxpayer’s taxable income. An entity also is allowed a deemed paid foreign tax credit of up to 80% of foreign taxes attributable to the underlying foreign corporation. Unused foreign tax credits associated with GILTI cannot be carried forward or back or used against other foreign source income. A U.S. shareholder would increase its tax basis in the foreign corporation for the GILTI inclusion. The Company elected an accounting policy to record GILTI tax expense as a period cost, if and when incurred each year, in its annual effective tax rate.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The CARES Act included various income and payroll tax provisions designed to stimulate the economy and provide relief to businesses. Among its benefits was the ability to enhance the value of NOLs by allowing the carryback of NOLs to tax years in which the U.S. federal statutory income tax rate was 35%. During the three months ended December 31, 2020, the Company recorded an income tax benefit of $0.9 million and a corresponding tax receivable for $8.0 million for the tax refund to be received during 2021. The Company also elected the option to delay payment of $4.4 million of 2020 payroll taxes until December 31, 2021 and 2022. Also, the Company utilized the payroll tax provisions of the Employee Retention Credit of the CARES Act to partially offset qualified wages and benefits of employees impacted by COVID-19 travel and other restrictions. Similar COVID-19 relief legislation was also enacted in Germany, the Netherlands and the U.K. aimed at providing subsidies for employee retention and deferral of tax payments.
The following table presents the principal reasons for the difference between the Company's effective income tax rate and the U.S. federal statutory income tax rate:

	Year Ended December 31,
	2020	2020	2019	2019	2018	2018
U.S. federal statutory income tax rate	(21.0)%	$(3.9)	21.0%	$14.0	21.0%	$8.6
U.S. state income taxes, net of federal income tax benefit	(10.2)%	(1.9)	1.4%	0.9	(1.0)%	(0.4)
Foreign tax rate differences (a)	15.0%	2.8	3.6%	2.4	6.8%	2.8
Foreign financing structure (b)	(11.2)%	(2.1)	(3.0)%	(2.0)	(5.1)%	(2.1)
U.S. tax on foreign earnings (c)	4.3%	0.8	0.9%	0.6	3.6%	1.5
Research and development and other tax credits	(15.5)%	(2.9)	(6.2)%	(4.1)	(10.5)%	(4.3)
Benefit of CARES Act NOL carryback (d)	(4.8)%	(0.9)	—%	—	—%	—
Change in valuation allowances (e)	25.2%	4.7	0.2%	0.1	—%	—
Change in reserves for uncertain tax positions	(3.7)%	(0.7)	(1.9)%	(1.3)	2.0%	0.8
Change in statutory tax rates (f)	—%	—	—%	—	(3.9)%	(1.6)
Excess tax benefits from stock compensation	1.1%	0.2	(0.2)%	(0.1)	(2.9)%	(1.2)
Other differences, net	5.3%	1.0	0.9%	0.6	(0.5)%	(0.2)
Effective income tax rate	(15.5)%	$(2.9)	16.7%	$11.1	9.5%	$3.9
_______________________

(a)Represents the impact on the Company's effective tax rate due to the mix of earnings among taxing jurisdictions with differing statutory rates. In each year, the U.S. federal tax rate is lower than the tax rate in Germany and the Netherlands.
(b)Represents the impact on the Company's effective tax rate of the Company's financing strategies.
(c)For 2018, the amount includes an adjustment of $0.8 million due to the mandatory one-time tax on the accumulated E&P of foreign subsidiaries and in all years includes federal GILTI impacts and state taxation of foreign E&P.
(d)Represents the net benefit of the CARES Act provision to allow for the carryback of the NOL generated in 2020 to the 2015 tax year. The net tax benefit of $0.9 million included a $5.0 million benefit from the tax rate differential and other factors, offset by a $3.0 million impact from provisions of GILTI and a $1.1 million increase in the reserve for uncertain income tax positions for restored R&D Credits.
(e)For 2020, as a result of the impacts of COVID-19 and other factors, we evaluated our ability to utilize our deferred tax assets, including research and development and other tax credits and NOLs, before they expire. We recorded a $4.6 million increase to the valuation allowance against our state tax credits and NOLs, the majority of which related to adjustments to the beginning of year valuation allowance for changes in judgment about the realizability of these deferred tax assets in future years.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

(f)Represents the net benefit from remeasurement of the net deferred income tax liabilities from tax rate changes. For 2018, the amount reflects a tax benefit adjustment of $0.9 million from the TCJA, plus $0.7 million of tax benefit from a federal tax rate change in the Netherlands.

The following table presents the U.S. and foreign components of income from continuing operations before income taxes:

	Year Ended December 31,
	2020	2019	2018
Income (loss) from continuing operations before income taxes:
U.S.	$(55.6)	$30.1	$(1.7)
Foreign	36.9	36.4	42.8
Total	$(18.7)	$66.5	$41.1

The following table presents the components of the provision (benefit) for income taxes:

	Year Ended December 31,
	2020	2019	2018
Provision (benefit) for income taxes:
Current:
Federal	$(8.1)	$0.3	$(3.0)
State	0.3	(0.2)	0.1
Foreign	9.8	7.6	8.7
Total current income tax provision	2.0	7.7	5.8
Deferred:
Federal	(6.5)	3.0	(0.6)
State	2.5	0.8	(0.2)
Foreign	(0.9)	(0.4)	(1.1)
Total deferred income tax provision	(4.9)	3.4	(1.9)
Total provision (benefit) for income taxes	$(2.9)	$11.1	$3.9

The Company has elected to treat its Canadian subsidiary as a branch for U.S. income tax purpose. Therefore, its pre-tax loss, arising primarily from employee benefit plan costs, is included in determining U.S. federal and state income taxes.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The asset and liability approach is used to recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The components of deferred income tax assets and liabilities, net of reserves for uncertain tax positions and valuation allowances, are as follows:

	December 31,
	2020	2019
Deferred income tax assets (liabilities)
Research and development tax credits	$27.5	$21.5
Employee benefits	15.6	15.9
Net operating losses and other tax credits	3.7	6.4
Lease liabilities	4.6	3.1
Accrued liabilities	1.4	2.1
Inventories (a)	—	(0.6)
Lease right-of-use assets	(4.3)	(2.8)
Intangibles	(4.7)	(4.7)
Property, plant and equipment (a)	(26.7)	(28.0)
Other	1.2	0.5
Net deferred income tax assets	$18.3	$13.4

Deferred income tax assets (liabilities)
Property, plant and equipment	$(16.8)	$(16.7)
Intangibles	(3.0)	(3.0)
Inventories	(0.8)	(0.9)
Lease right-of-use assets	(0.9)	(0.7)
Net operating losses	0.2	0.2
Lease liabilities	0.9	0.7
Employee benefits	9.5	7.5
Other	(1.4)	—
Net deferred income tax liabilities	$(12.3)	$(12.9)
_______________________

(a)As of December 31, 2020, included within property, plant and equipment and inventories was a deferred tax liability resulting from tax accounting method changes of $(3.5) million and $(0.6) million, respectively.

The presentation above reflects net deferred income tax assets of U.S. federal and state jurisdictions and the net deferred income tax liabilities related to operations of Germany, the Netherlands and the U.K.
As of December 31, 2020, the Company had $28.2 million of U.S. federal and $7.4 million of U.S. state R&D Credits which, if not used, will expire between 2028 and 2040 for the U.S. federal R&D Credits and between 2021 and 2035 for the state R&D Credits. As of December 31, 2020, the Company had $71.8 million of state NOLs which may be used to offset state taxable income. The NOLs are reflected in the consolidated financial statements as a deferred income tax asset of $4.4 million. If not used, substantially all of the NOLs will expire in various amounts between 2021 and 2040. The Company had pre-acquisition and recognized built-in loss carryovers of $7.6 million, reflected as a deferred income tax asset of $1.6 million.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

As of December 31, 2020 and 2019, the Company had $66.5 million and $48.8 million, respectively, of undistributed earnings (net of foreign taxes) of foreign subsidiaries. Except for immaterial foreign currency exchange considerations, the Company will be able to repatriate these foreign earnings without U.S. federal taxation due to previously taxed income under the GILTI provisions.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. The Company is no longer subject to U.S. federal examination for years before 2017, to state and local examinations for years before 2016 and to non-U.S. income tax examinations for years before 2014. The following is a tabular reconciliation of the total amounts of uncertain tax positions as of and for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
	2020	2019	2018
Balance at January 1,	$7.8	$10.1	$10.0
Increases in prior period tax positions	1.1	0.7	0.1
Decreases in prior period tax positions	(0.2)	(1.2)	—
Increases in current period tax positions	0.6	0.6	0.8
Decreases due to lapse of statutes of limitations	(1.3)	(1.5)	(0.6)
Increases due to change in tax rates	—	—	0.1
Decreases due to settlements with tax authorities	—	(0.9)	(0.2)
Increases (decreases) from foreign exchange rate changes	—	—	(0.1)
Balance at December 31,	$8.0	$7.8	$10.1

The $8.0 million of reserves for uncertain tax positions as of December 31, 2020 were reflected on the consolidated balance sheets as follows: $7.7 million netted against deferred income tax assets and $0.3 million in other noncurrent obligations. The $7.8 million of reserves for uncertain tax positions as of December 31, 2019 were reflected on the consolidated balance sheets as follows: $7.3 million netted against deferred income tax assets and $0.5 million in other noncurrent obligations. The $10.1 million of reserves for uncertain tax positions as of December 31, 2018 were reflected on the consolidated balances as follows: $7.9 million netted against deferred income tax assets and $2.2 million in other noncurrent obligations.
If recognized, $6.1 million of the benefit for uncertain tax positions at December 31, 2020 would favorably affect the Company's effective tax rate in future periods. The Company files income tax returns and is subject to examination by various taxing jurisdictions. The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) it is determined whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position, and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
The Company does not expect that facts and circumstances such as the expiration of statutes of limitations or the settlement of audits in the next 12 months will result in liabilities for uncertain income tax positions that are materially different than the amounts that were accrued as of December 31, 2020.
The Company recognizes accrued interest and penalties related to uncertain income tax positions in the Provision for income taxes on the consolidated statements of operations. As of December 31, 2020 and 2019, the Company had less than $0.1 million and $0.1 million, respectively, accrued for interest and penalties related to uncertain income tax positions.
As of December 31, 2020 and 2019, the Company had $5.3 million and $5.2 million of foreign tax credits, all of which the Company believes will expire unutilized. Therefore, as of December 31, 2020 and 2019, the Company recorded a full valuation allowance equal to the amount of this deferred income tax asset. As of December 31, 2020 and 2019, the Company also had a valuation allowance of $6.4 million and $0.7 million, respectively, against the gross value of its state

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

tax credits and NOLs. Including the federal benefit of state taxes, the net valuation allowance reflected on the consolidated balance sheets was $5.1 million and $0.5 million as of December 31, 2020 and 2019, respectively. In determining the need for a valuation allowance, the Company considers many factors, including specific taxing jurisdictions, sources of taxable income, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance is recognized if, based on the weight of available evidence, the Company concludes that it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

Note 6. Debt
Long-term debt consisted of the following:

	December 31,
	2020	2019
Term Loan B Credit Facility (variable rates) due June 2027	$199.0	$—
2021 Senior Notes (5.25% fixed rate) due May 2021	—	175.0
Global Revolving Credit Facility (variable rates) due December 2023	—	21.6
Second German Loan Agreement (2.45% fixed rate) due in quarterly installments ending September 2022	2.4	3.5
Third German Loan Agreement (1.45% fixed rate) due in quarterly installments ending September 2022	2.6	3.7
Deferred financing costs	(9.6)	(3.0)
Total Debt	194.4	200.8
Less: Debt payable within one year	4.9	2.6
Long-term debt	$189.5	$198.2

Unsecured 2021 Senior Notes
In May 2013, the Company completed an underwritten offering of eight-year senior unsecured notes (the "2021 Senior Notes") at a face amount of $175 million. The 2021 Senior Notes bore interest at a rate of 5.25%, payable in arrears on May 15 and November 15 of each year, and were scheduled to mature on May 15, 2021. On June 30, 2020, the Company initiated the calling of the 2021 Senior Notes for redemption in full and recorded a debt extinguishment charge of $1.9 million related to the write-off of the remaining deferred financing costs associated with the 2021 Senior Notes. The redemption and satisfaction of the 2021 Senior Notes was completed on July 16, 2020.

Term Loan B Credit Facility
On June 30, 2020, the Company entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) by and among the Company, as borrower, certain of its domestic subsidiaries, as guarantors (the “Guarantors”, and together with the Company, the “Term Loan Parties”), a syndicate of banks, financial institutions and other entities as lenders (the “TLB Lenders”), and JPMorgan Chase Bank, N.A., as administrative agent for the Term Loan B Lenders. The Term Loan Credit Agreement provides a seven-year Term Loan B credit facility (the "Term B Facility") in the initial principal amount of $200 million (the "Term Loan B".) The Term Loan B was executed in a single $200 million draw on the closing date. Proceeds under the Term B Facility were used to redeem in full the 2021 Senior Notes, repay borrowings under the Company’s senior secured revolving credit facility, pay fees and expenses of the transaction and for general corporate purposes. Under the terms of the Term Loan Credit Agreement, and subject to certain conditions and adjustments, the Company may from time to time solicit the Term Loan B Lenders or new lenders to provide incremental term loan financings under the Term B Facility up to $125 million in the aggregate (each an "Incremental Term Facility"). The

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

proceeds of an Incremental Term Facility may be used for general corporate purposes of the Company and its subsidiaries, including permitted acquisitions, investments and other uses not prohibited by the Term Loan Credit Agreement.

The obligations under the Term Loan Credit Agreement are jointly and severally guaranteed by the Guarantors and are secured by all or substantially all of the assets of the Term Loan Parties, including (i) a first- priority security interest in substantially all of the tangible and intangible non-current assets of the Term Loan Parties (collectively, the “TLB Priority Collateral”), and (ii) a second-priority security interest in substantially all of the current assets of the Term Loan Parties comprising priority collateral of the lenders under the Company’s secured revolving credit facility (together with the TLB Priority Collateral, the “Collateral”). Under the terms of the Term Loan Credit Agreement, borrowings under the Term B Facility will bear interest, as selected by the Company, at a per annum rate equal to either (a) the reserve-adjusted LIBOR rate for interest periods of one, two or three months, plus an applicable rate of 4.00% per annum, or (b) the Alternate Base Rate, plus an applicable rate of 2.00% per annum. “Alternate Base Rate” will be equal to the greatest of (1) the prime rate as quoted from time to time in The Wall Street Journal or published by the Federal Reserve Board, (2) the overnight bank funding rate established by the Federal Reserve Bank of New York, plus 50 basis points, and (3) one-month reserve-adjusted LIBOR plus 100 basis points. The Alternate Base Rate is subject to a “floor” of 2.0%, and the adjusted LIBOR rate is subject to a “floor” of 1.0%. As of December 31, 2020, the weighted-average interest rate on outstanding Term Loan borrowings was 5.0% per annum. The Term Loan B is repayable in equal quarterly installments commencing on September 30, 2020 in an aggregate annual amount equal to 1% of the original principal amount of the Term B Facility (subject to certain reductions in connection with debt prepayments and debt buybacks). The entire unpaid principal balance of the Term Loan B, together with all accrued and unpaid interest thereon, will be due and payable at maturity on June 30, 2027.

The Company is required to make mandatory prepayments of the Term Loan B, commencing with the fiscal year ending December 31, 2021, based on certain secured leverage ratios levels, among other requirements, as per below:

Secured leverage ratio levels	Mandatory prepayments
< 1.50	No prepayments required
1.50 - 2.50	25% of Excess Cash Flow
> 2.50	50% of Excess Cash Flow

“Secured Leverage Ratio” means the ratio, for the four most recent fiscal quarters, of the net secured indebtedness of the Company as of the last day of such period to EBITDA for such period. “Excess Cash Flow” means consolidated net income, plus or minus adjustments for specified items including, among others:(i) increases or decreases in working capital, (ii) certain capital expenditures, (iii) scheduled principal payments and voluntary prepayments of certain funded indebtedness, (iv) to the extent not deducted in calculating consolidated net income, interest expense and any premium, make-whole or penalty payments in respect of indebtedness, (v) taxes, to the extent not deducted in calculating consolidated net income, (vi) permitted acquisitions and certain other permitted investments, and (vii) up to $8.75 million per fiscal quarter of regularly scheduled quarterly cash dividends paid by the Company. The Term Loan Credit Agreement contains covenants and events of default which the Company believes are customary for agreements of this nature.

Under the most restrictive terms of the Term Loan Credit Agreement, we are permitted to pay cash dividends and repurchase shares of our common stock in an aggregate amount not to exceed $8,750,000 per fiscal quarter. However, as long as the total leverage ratio calculated in accordance with the Term Loan Credit Agreement does not exceed 2.5 to 1.0, we can pay dividends or repurchase shares without limitation. In the event the total leverage ratio exceeds 2.5 to 1.0 but is less than or equal to 3.5 to 1.0, we may still pay dividends or repurchase shares of our common stock in an aggregate amount in excess of $8,750,000 per fiscal quarter by utilizing certain "restricted payment baskets" described in the Term Loan Credit Agreement. In addition, we would be permitted to pay cash dividends and repurchase shares of, our common stock in excess of $8,750,000 per fiscal quarter if the aggregate amount of such payments, together with the amount of redemptions or prepayments of certain indebtedness, is less than or equal to the greater of (i) $65 million and (ii) 9% of our consolidated tangible assets. As of December 31, 2020, since our total leverage ratio was less than 2.5 to 1.0, none of these covenants were restrictive to our ability to pay dividends on or repurchase shares of our common stock.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Amended and Restated Secured Global Revolving Credit Facility
In December 2018, the Company amended and restated its existing credit facility by entering into the Fourth Amended and Restated Credit Agreement (the "Fourth Amended Credit Agreement") by and among the Company and certain of its domestic subsidiaries (the "Domestic Borrowers"), Neenah Services GmbH & Co. KG and certain of its German subsidiaries (the "German Borrowers"), certain other subsidiaries as the "German Guarantors", the financial institutions signatory to the Fourth Amended Credit Agreement as lenders (the "Lenders"), and JPMorgan Chase Bank, N.A., as agent for the Lenders (the "Administrative Agent").
The Fourth Amended Credit Agreement, among other things: (1) increased the maximum principal amount of the existing credit facility for the Domestic Borrowers to $150 million (the "U.S. Revolving Credit Facility"); (2) maintains the secured, multicurrency, revolving credit facility for the German Borrowers in the maximum principal amount of $75 million (the "German Revolving Credit Facility," and together with the U.S. Revolving Credit Facility, the "Global Revolving Credit Facility"); (3) caused the Company and the other Domestic Borrowers to guarantee, among other things, the obligations of the German Borrowers arising under the German Revolving Credit Facility; (4) provides for the Global Revolving Credit Facility to mature on December 10, 2023; and (5) modifies the accordion feature permitting one or more increases in the Global Revolving Credit Facility in an aggregate principal amount not exceeding $125 million, such that the aggregate commitments under the Global Revolving Credit Facility do not exceed $350 million. In addition, the Domestic Borrowers may request letters of credit under the U.S. Revolving Credit Facility in an aggregate face amount not to exceed $20 million outstanding at any time, and the German Borrowers may request letters of credit under the German Revolving Credit Facility in an aggregate face amount not to exceed $5 million outstanding at any time.
On June 30, 2020, the Company amended the Fourth Amended Credit Agreement by entering into a Third Amendment (the "Third Amendment") to among other things, (a) remove the applicable components of the TLB Priority Collateral from the borrowing base calculation under the U.S. Revolving Credit Facility, (b) permit the pledging of the Collateral under the Term B Facility and subordinate liens of the Fourth Amended and Restated Credit Agreement lenders on TLB Priority Collateral to the first position liens on TLB Priority Collateral under the Term B Facility, (c) reduce the U.S. Revolving Credit Facility amount from $150 million to $125 million, (d) reduce the German Revolving Credit Facility amount from $75 million to $50 million, and (e) adjust certain reporting and financial covenant activation and deactivation thresholds.
Proceeds of borrowings under the Global Revolving Credit Facility may be used to finance working capital needs, permitted acquisitions, permitted investments (including certain inter-company loans), certain dividends, distributions and other restricted payments, and for other general corporate purposes.
The consolidated statements of cash flows present borrowings and repayments under the Global Revolving Credit Facility and the predecessor revolving bank credit facility using a gross approach. This approach presents not only discrete borrowings for transactions such as a business acquisition, but also reflects all borrowings and repayments that occur as part of daily management of cash receipts and disbursements. For the years ended December 31, 2020, 2019, and 2018 all of the borrowings related to the daily cash management.
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
The guarantees of the German Guarantors are limited solely to the German Revolving Credit Facility obligations. Under the terms of the Fourth Amended Credit Agreement and related loan documentation, neither the German Borrowers nor the

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

German Guarantors (collectively, the "German Loan Parties") will be liable for any obligations relating to the U.S. Revolving Credit Facility. The Global Revolving Credit Facility is secured by liens on all or substantially all of the assets of the Domestic Borrowers. The German Revolving Credit Facility is secured by liens on all or substantially all of the assets of the German Borrowers and certain assets of the German Guarantors. Any liens granted by the German Loan Parties secure only the German Revolving Credit Facility obligations.
Terms, Covenants and Events of Default. In general, borrowings under the Global Revolving Credit Facility will bear interest at LIBOR (which cannot be less than zero) plus an applicable margin ranging from 1.25% to 1.75%, depending on the amount of availability under the Fourth Amended Credit Agreement. In addition, the Company may elect an alternate borrowing rate ("ABR") for borrowings under the Global Revolving Credit Facility. ABR borrowings under the Global Revolving Credit Facility will bear interest at the highest interest rate shown in the following table:

Applicable Margin
	U.S. Revolving Credit Facility	German Revolving Credit Facility
Prime rate	—%-0.25%	Not applicable
Federal funds rate +0.50%	—%-0.25%	Not applicable
Monthly LIBOR (which cannot be less than zero) +1.00%	—%-0.25%	Not applicable
Overnight LIBOR (which cannot be less than zero)	Not applicable	1.25%-1.75%

The Company is also required to pay a monthly commitment fee on the unused amounts available under the Global Revolving Credit Facility at a per annum rate of 0.25%.
If specified excess availability (i.e., aggregate availability, plus any excess of the aggregate borrowing base over the aggregate commitments under the Global Revolving Credit Facility as then in effect, subject to certain limitations) under the Global Revolving Credit Facility is less than the greater of (i) $15 million and (ii) 10% of the aggregate commitments under the Global Revolving Credit Facility as then in effect, the Company is required to comply with a fixed charge coverage ratio (as defined in the Fourth Amended Credit Agreement) of not less than 1.1 to 1.0 for the preceding four-quarter period, tested as of the end of each quarter. Such compliance, once required, would no longer be necessary once (x) specified excess availability under the Global Revolving Credit Facility exceeds the greater of (i) 17.5% of the aggregate commitment for the Global Revolving Credit Facility and (ii) $25 million for 60 consecutive days and (y) no default or event of default has occurred and is continuing during such 60-day period. As of December 31, 2020, specified excess availability under the Global Revolving Credit Facility exceeded the minimum required amount, and the Company is not required to comply with such fixed charge coverage ratio.
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
In addition, if the specified excess availability under the Global Revolving Credit Facility is less than the greater of (i) $20 million and (ii) 12.5% of the aggregate commitments under the Global Revolving Credit Facility as then in effect, the Company will be subject to increased reporting obligations and controls until such time as availability is more than the greater of (a) $25 million and (b) 17.5% of the aggregate commitments under the Global Revolving Credit Facility as then in effect.
Under the terms of the Fourth Amended and Restated Credit Agreement, we are permitted to pay cash dividends on, and repurchase shares of, our common stock without limitation, as long as our specified excess availability under the Fourth Amended and Restated Credit Agreement exceeds the greater of (i) $20 million and (ii) 12.5% of our aggregate

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

commitments under the Global Revolving Credit Facility (approximately $22 million as of December 31, 2020), on a pro forma basis after giving effect to such dividend or stock repurchase (as the case may be). If our specified excess availability, on a pro forma basis, is less than the applicable threshold, we are subject to certain restrictions on the amount of cash dividends we are permitted to declare and the amount of share repurchases we are permitted to execute. As of December 31, 2020, the Company's availability exceeded the applicable threshold, so this restriction did not apply.
The Fourth Amended Credit Agreement also contains events of default customary for financings of this type, including failure to pay principal or interest, materially false representations or warranties, failure to observe covenants and certain other terms of the Fourth Amended Credit Agreement, cross-defaults to certain other indebtedness, bankruptcy, insolvency, various ERISA and foreign pension violations, the occurrence of material judgments and changes in control.
Availability under the Global Revolving Credit Facility varies over time depending on the value of the Company's inventory, receivables and (in the case of the German Revolving Credit Facility) various capital assets. As of December 31, 2020, the Company had no borrowings and $0.3 million in letters of credit outstanding under the Global Revolving Credit Facility and $138.6 million of available credit (based on exchanges rates at December 31, 2020). As of December 31, 2020 and 2019, the weighted-average interest rate on outstanding Revolver borrowings was 1.3 percent per annum.

Other Debt
In January 2013, Neenah Germany entered into a project financing agreement for the construction of a melt blown machine (the "Second German Loan Agreement"). The Second German Loan Agreement provided €9.0 million of construction financing which is secured by the melt blown machine. The loan matures in September 2022 and principal is repaid in equal quarterly installments. The interest rate on amounts outstanding is 2.45% and is payable quarterly. At December 31, 2020, €2.0 million ($2.4 million, based on exchange rates at December 31, 2020) was outstanding under the Second German Loan Agreement.
In May 2018, Neenah Germany entered into a project financing agreement for the construction of a regenerative thermal oxidizer ("RTO") (the "Third German Loan Agreement"). The purposes of the project were to increase the capacity of the existing saturators and ensure compliance with new European air emission standards. The Third German Loan Agreement provided €5.0 million of financing and is secured by the asset. The loan matures in September 2022 and principal is repaid in equal quarterly installments. The interest rate on amounts outstanding is 1.45% and is payable quarterly. In the fourth quarter 2018, the Company received a subsidy from the German government of $0.9 million due to completion of the RTO project in the form of a principal reduction. At December 31, 2020, €2.1 million ($2.6 million, based on exchange rates at December 31, 2020) was outstanding under the Third German Loan Agreement.

Principal Payments
The following table presents the Company's required debt payments:

	2021	2022	2023	2024	2025	Thereafter	Total
Debt payments	$4.9	$4.1	$2.0	$2.0	$2.0	$189.0	$204.0

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
The Company's policy is to recognize settlement losses for deferred vested pension benefit payments regardless of whether the amount exceeded the sum of expected service cost and interest costs of the pension plan for the respective calendar year. During 2020, 2019, and 2018, the Company recorded a $0.3 million, $0.1 million, and a $0.8 million settlement losses in the SERP, for total payments of $1.2 million, $0.5 million, $2.2 million, respectively.
The Company's funding policy for its U.S. qualified defined benefit plans and its U.K. defined benefit plan is to contribute assets in compliance with regulatory requirements to fund the projected benefit obligation. There is no legal or governmental obligation to fund Neenah Germany's benefit plans and as such the Neenah Germany defined benefit plans are currently unfunded. As of December 31, 2020, Neenah Germany had investments of $2.5 million that were restricted to the payment of certain post-retirement employee benefits. As of December 31, 2020, $0.7 million and $1.8 million of such investments are classified as Prepaid and other current assets and Other assets, respectively, on the consolidated balance sheet. The Neenah Coldenhove retirement benefit obligations are administered by a third-party insurance company, and funding for these benefits comes from premiums paid. Nonqualified plans providing pension benefits in excess of limitations imposed by taxing authorities are not funded; however, the Company holds $4.3 million of marketable securities that are designated for the payment of benefits under the SERP as of December 31, 2020, classified as Other Assets on the consolidated balance sheet.
During the year ended December 31, 2020 and 2019, the Company's funded status of its pension benefits decreased $8.8 million and $2.8 million, respectively, from the prior year, due primarily to lower discount rates partly offset by higher than expected investment returns.
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

In October 2019, the Company received a billing from PIUMPF for the withdrawal liability, which confirmed the $1.0 million liability, and the Company began making monthly payments. In addition to the withdrawal liability, PIUMPF also demanded immediate payment of $1.3 million for the Company's pro-rata share of the fund's accumulated funding deficiency, which the Company challenged. During the fourth quarter of 2020, the Company reached a settlement with PIUMPF and paid $1.2 million related to the accumulated funding deficiency.

Other Postretirement Benefit Plans
The Company maintains postretirement health care and life insurance benefit plans for certain active employees of the Company and former employees of the Canadian pulp operations. The Canadian plans are generally noncontributory for employees who were eligible to retire on or before December 31, 1992 and contributory for most employees who became eligible to retire on or after January 1, 1993. The Company does not provide a subsidized benefit to non-union U.S. employees hired after 2003 or collectively bargained employees after 2005. The Company's obligations for postretirement benefits other than pensions are measured annually as of December 31.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The following table reconciles the benefit obligations, plan assets, funded status and net liability information of the Company's pension and other postretirement benefit plans.

	Pension Benefits		Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2020	2019	2020	2019
Change in Benefit Obligation:
Benefit obligation at beginning of year	$482.4	$430.7	$39.7	$42.4
Service cost	4.6	5.0	1.0	1.2
Interest cost	14.1	16.2	1.0	1.5
Currency	9.7	(1.2)	0.3	0.1
Actuarial (gain) loss	44.6	55.0	2.5	(0.7)
Benefit payments from plans	(22.3)	(21.1)	(4.7)	(4.8)
Plan curtailment (a)	—	(2.8)	—	—
Settlement payments	(1.6)	(0.5)	—	—
Other	—	1.1	—	—
Benefit obligation at end of year	$531.5	$482.4	$39.8	$39.7
Change in Plan Assets:
Fair value of plan assets at beginning of year	$424.1	$375.2	$—	$—
Actual gain (loss) on plan assets	51.9	62.1	—	—
Employer contributions	6.8	8.3	—	—
Currency	5.5	(0.5)	—	—
Benefit payments	(22.3)	(21.1)	—	—
Settlement payments	(1.6)	(0.5)	—	—
Other	—	0.6	—	—
Fair value of plan assets at end of year	$464.4	$424.1	$—	$—
Reconciliation of Funded Status
Fair value of plan assets	$464.4	$424.1	$—	$—
Projected benefit obligation	531.5	482.4	39.8	39.7
Net liability recognized in statement of financial position	$(67.1)	$(58.3)	$(39.8)	$(39.7)
Amounts recognized in statement of financial position consist of:
Current liabilities	$(5.1)	$(1.2)	$(6.0)	$(5.6)
Noncurrent liabilities	(62.0)	(57.1)	(33.8)	(34.1)
Net amount recognized	$(67.1)	$(58.3)	$(39.8)	$(39.7)
_______________________

(a)For the year ended December 31, 2019, the Company recognized a curtailment gain of $1.6 million related to the Neenah Coldenhove pension plan. See discussion earlier in this Note.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Amounts recognized in accumulated other comprehensive income (loss) consist of:

	Pension Benefits		Postretirement Benefits Other than Pensions
	December 31,
	2020	2019	2020	2019
Accumulated actuarial loss	$126.8	$117.8	$8.8	$7.2
Prior service cost	0.6	0.9	—	—
Total recognized in AOCI	$127.4	$118.7	$8.8	$7.2

Summary disaggregated information about the pension plans follows:

	December 31,
	Assets Exceed ABO		ABO Exceed Assets		Total
	2020	2019	2020	2019	2020	2019
Projected benefit obligation	$—	$—	$531.5	$482.4	$531.5	$482.4
Accumulated benefit obligation	—	—	527.9	478.3	527.9	478.3
Fair value of plan assets	—	—	464.4	424.1	464.4	424.1

Components of Net Periodic Benefit Cost

	Pension Benefits			Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2020	2019	2018	2020	2019	2018
Service cost	$4.6	$5.0	$6.7	$1.0	$1.2	$1.1
Interest cost	14.1	16.2	15.8	1.0	1.5	1.4
Expected return on plan assets (a)	(20.7)	(21.1)	(21.0)	—	—	—
Recognized net actuarial loss	5.4	4.9	5.2	0.9	0.9	0.8
Amortization of prior service cost (credit)	0.3	0.2	0.2	—	—	(0.2)
Curtailment gain	—	(1.6)	—	—	—	—
Amount of settlement loss recognized	0.3	0.1	0.8	—	—	—
Net periodic benefit cost	$4.0	$3.7	$7.7	$2.9	$3.6	$3.1
_______________________

(a)The expected return on plan assets, excluding the Neenah Coldenhove plan assets, is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return. The Neenah Coldenhove pension plan is funded through an insurance contract, and the expected return on plan assets is calculated based on the discount rate of the insured obligations.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)

	Pension Benefits			Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2020	2019	2018	2020	2019	2018
Net periodic benefit expense	$4.0	$3.7	$7.7	$2.9	$3.6	$3.1
Accumulated actuarial gain (loss)	9.0	7.7	4.2	1.6	(1.5)	0.1
Prior service cost (credit)	(0.3)	0.2	(0.1)	—	—	0.2
Total recognized in other comprehensive income (loss)	8.7	7.9	4.1	1.6	(1.5)	0.3
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$12.7	$11.6	$11.8	$4.5	$2.1	$3.4

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31

	Pension Benefits		Postretirement Benefits Other than Pensions
	2020	2019	2020	2019
Discount rate	2.28%	2.98%	1.67%	2.68%
Rate of compensation increase	1.54%	2.05%	—%	—%
Initial healthcare cost trend rate	—%	—%	5.25%	6.10%
Ultimate healthcare cost trend rate	—%	—%	4.00%	4.50%
Ultimate year	—	—	2045	2037
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31

	Pension Benefits			Postretirement Benefits Other than Pensions
	Year Ended December 31,
	2020	2019	2018	2020	2019	2018
Discount rate	2.98%	3.78%	3.65%	2.68%	3.84%	3.42%
Expected long-term return on plan assets (a)	5.42%	5.91%	5.78%	—%	—%	—%
Rate of compensation increase	2.05%	2.33%	2.44%	2.50%	2.50%	2.50%
Initial healthcare cost trend rate	—%	—%	—%	6.10%	6.50%	6.80%
Ultimate healthcare cost trend rate	—%	—%	—%	4.50%	4.50%	4.50%
Ultimate year	—	—	—	2037	2037	2037
_______________________

(a)The expected long-term return on plan assets does not include the Neenah Coldenhove plan assets. The Neenah Coldenhove pension plan is funded through an insurance contract, and the expected return on plan assets is calculated based on the discount rate of the insured obligations.

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

Plan Assets
Pension plan asset allocations are as follows:

	Percentage of Plan Assets At December 31,
	2020	2019
Asset Category (a)
Equity securities	36%	33%
Hedge fund / Other	8%	8%
Debt securities / Fixed Income	56%	59%
Cash and money-market funds	—%	—%
Total	100%	100%
_______________________
(a)The asset categories do not include the insurance contract related to the Neenah Coldenhove pension plan.
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
The weighted average target investment allocation and permissible allocation range for plan assets by category are as follows:

	Strategic Target	Permitted Range
Asset Category
Equity securities	33%	28%-38%
Hedge fund / Other	8%	3%-13%
Debt securities / Fixed Income	59%	54%-64%

As of December 31, 2020, no company or group of companies in a single industry represented more than 5 percent of plan assets.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The Company's investment assumptions are established by an investment committee composed of members of senior management and are validated periodically against actual investment returns. As of December 31, 2020, the Company's investment assumptions are as follows:
(1)The plan should be substantially fully invested in debt and equity securities at all times because substantial cash holdings will reduce long-term rates of return;
(2)Equity investments will provide greater long-term returns than fixed income investments, although with greater short-term volatility;
(3)It is prudent to diversify plan investments across major asset classes;
(4)Allocating a portion of plan assets to foreign equities will increase portfolio diversification, decrease portfolio risk and provide the potential for long-term returns;
(5)Investment managers with active mandates can reduce portfolio risk below market risk and potentially add value through security selection strategies, and a portion of plan assets should be allocated to such active mandates;
(6)A component of passive, indexed management can benefit the plans through greater diversification and lower cost, and a portion of the plan assets should be allocated to such passive mandates, and
(7)It is appropriate to retain more than one investment manager, given the size of the plans, provided that such managers offer asset class or style diversification.
For the years ended December 31, 2020, 2019 and 2018, no plan assets were invested in the Company's securities.

Cash Flows
At December 31, 2020, the Company expects to make aggregate contributions to qualified and nonqualified defined benefit pension trusts and to pay pension benefits for unfunded pension and other postretirement benefit plans in 2021 of approximately $12 million (based on exchange rates at December 31, 2020).

Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Plans	Postretirement Benefits Other than Pensions
2021	$26.8	$6.0
2022	23.8	4.8
2023	24.6	4.5
2024	25.5	4.1
2025	25.7	3.7
Years 2026-2030	131.7	12.3

Defined Contribution Retirement Plans
Company contributions to defined contribution retirement plans are based on various factors for covered employees. Contributions to these plans, all of which were charged to expense, were $1.8 million in 2020, $2.0 million in 2019 and $2.3 million in 2018. In addition, the Company maintains a supplemental retirement contribution plan (the "SRCP") which is a non-qualified, unfunded defined contribution plan. The Company provides benefits under the SRCP to the extent necessary to fulfill the intent of its defined contribution retirement plans without regard to the limitations set by the Internal Revenue Code on qualified defined contribution plans. For the years ended December 31, 2020, 2019 and 2018, the Company recognized expense related to the SRCP of $0.4 million, $0.4 million and $0.0 million, respectively. At

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

December 31, 2020 and December 31, 2019, the unfunded obligation of the SRCP was $2.0 million and $1.7 million, respectively.

Investment Plans
The Company provides voluntary contribution investment plans to substantially all North American employees. Under the plans, the Company matches a portion of employee contributions. For the years ended December 31, 2020, 2019 and 2018, costs charged to expense for Company matching contributions under these plans were $4.6 million, $4.7 million and $4.0 million, respectively.

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
At the 2018 Annual Meeting of Stockholders, the Company's stockholders approved an amendment and restatement of the 2004 Omnibus Plan (as amended and restated the "2018 Omnibus Plan"). The amendment and restatement authorized the Company to reserve an additional 800,000 shares of Common Stock for future issuance. As of December 31, 2020, the Company had 879,000 shares of Common Stock reserved for future issuance under the 2018 Omnibus Plan. As of December 31, 2020, the number of shares available for future issuance was reduced by approximately 53,610 shares for outstanding SARs where the closing market price for the Company's common stock was greater than the exercise price of the SAR. The Company accounts for stock-based compensation pursuant to the fair value recognition provisions of ASC Topic 718, Compensation — Stock Compensation ("ASC Topic 718").

Valuation and Expense Information Under ASC Topic 718
Substantially all stock-based compensation expense has been recorded in Selling, general and administrative expenses on the consolidated statements of operations. The following table summarizes stock-based compensation costs and related income tax benefits.

	Year Ended December 31,
	2020	2019	2018
Stock-based compensation expense	$4.2	$5.6	$4.0
Income tax benefit	(1.1)	(1.4)	(1.0)
Stock-based compensation, net of income tax benefit	$3.1	$4.2	$3.0

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The following table summarizes total compensation costs related to the Company's equity awards and amounts recognized in the year ended December 31, 2020.

	Stock Options	Performance Shares and RSUs
Unrecognized compensation cost — December 31, 2019	$0.2	$2.4
Grant date fair value current year grants	—	7.4
Shares forfeited	—	(1.8)
Compensation expense recognized	(0.2)	(4.1)
Unrecognized compensation cost — December 31, 2020	$—	$3.9
Expected amortization period (in years)	0.6	1.8

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
The following tables present information regarding stock options awarded during the years ended December 31, 2019 and 2018. There were no stock options awarded during the year ended December 31, 2020.

	2019	2018
Stock options granted	1,272	108,420
Per share weighted-average exercise price	$66.59	$93.22
Per share weighted-average grant date fair value	$10.32	$15.00

The weighted-average grant date fair value for stock options granted for the years ended December 31, 2019 and 2018 was estimated using the Black-Scholes option valuation model with the following assumptions:

	2019	2018
Expected term in years	5.0	5.7
Risk free interest rate	1.8%	2.5%
Volatility	23.1%	21.5%
Dividend yield	3.0%	3.0%

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

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The following table summarizes stock option activity under the Omnibus Plan for the year ended December 31, 2020:

	Number of Stock Options	Weighted-Average Exercise Price
Options outstanding — December 31, 2019	416,548	$70.08
Add: Options granted	—	$—
Less: Options exercised	13,434	$32.89
Less: Options forfeited/cancelled	22,270	$80.49
Options outstanding — December 31, 2020	380,844	$70.99

The status of outstanding and exercisable stock options as of December 31, 2020, summarized by exercise price follows:

	Options Vested or Expected to Vest				Options Exercisable

Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (a)	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (a)
$19.25 — $31.23	31,884	1.6	$27.86	$0.9	31,884	$27.86	$0.9
$42.82 — $64.23	132,516	4.4	$55.70	0.3	131,386	$55.81	0.3
$66.59 — $93.35	216,444	6.5	$86.70	—	199,381	$86.29	—
	380,844	5.4	$70.99	$1.2	362,651	$70.11	$1.2
_______________________

(a)Represents the total pre-tax intrinsic value as of December 31, 2020 that option holders would have received had they exercised their options as of such date. The pre-tax intrinsic value is based on the closing market price for the Company's common stock of $55.32 on December 31, 2020.

The aggregate pre-tax intrinsic value of stock options exercised for the years ended December 31, 2020, 2019 and 2018 was $0.3 million, $1.2 million and $5.2 million, respectively.
The following table summarizes the status of the Company's unvested stock options as of December 31, 2020 and activity for the year then ended:

	Number of Stock Options	Weighted-Average Grant Date Fair Value
Outstanding — December 31, 2019	98,519	$14.41
Add: Options granted	—	$—
Less: Options vested	77,961	$14.30
Less: Options forfeited	2,365	$15.03
Outstanding — December 31, 2020	18,193	$14.48

As of December 31, 2020, certain participants met age and service requirements that allowed their options to qualify for accelerated vesting upon retirement. As of December 31, 2020, there were approximately 8,439 stock options subject to accelerated vesting that such participants would have been eligible to exercise if they had retired as of such date. The

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

aggregate grant date fair value of options subject to accelerated vesting was $0.1 million. For the year ended December 31, 2020, stock-based compensation expense for such options was less than $0.1 million. For the year ended December 31, 2020, the aggregate grant date fair value of options vested, including options subject to accelerated vesting, was $1.1 million. Stock options that reflect accelerated vesting for expense recognition become exercisable according to the contract terms of the stock option grant.

PSUs/RSUs
For the year ended December 31, 2020, the Company granted target awards of 44,206 PSUs. The measurement period for the PSUs is January 1, 2020 through December 31, 2022. Common Stock equal to not more than 200 percent of the PSUs target will be awarded based on the Company’s return on invested capital, consolidated revenue growth, free cash flow and total return to shareholders relative to the companies in the Russell 2000® Value small cap index. The Company’s return on invested capital, consolidated revenue growth and free cash flow are adjusted for certain items as further described in the Performance Share Unit Award Agreement.
As of December 31, 2020, the Company expects that Common Stock equal to approximately 100 percent of the PSU targets will be earned. The market price on the date of grant for the PSUs was $63.07 per share. At the end of the measurement period, the PSUs convert into shares of Common Stock, at the determined rate mentioned above. The Company is recognizing stock-based compensation expense pro-rata over the vesting term of the PSUs/RSUs. For further discussion on participating securities refer to Note 3, "Earnings Per Share".
For the year ended December 31, 2020, the Company awarded 14,184 RSUs to non-employee members of the Board of Directors and 86,234 RSUs to employees. The weighted-average grant date fair value of such awards was $56.39 per share and the awards vest one year from the date of grant for the Board of Directors grants and in equal amounts at December 31, 2020, 2021 and 2022 for the employee grants. During the vesting period, the holders of the RSUs are entitled to dividends, but the RSUs do not have voting rights and are forfeited in the event the holder is no longer an employee or member of the Board of Directors on the vesting date as further described in the Restricted Stock Unit Award Agreement.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The following table summarizes the activity of the Company's unvested stock-based awards (other than stock options) for the years ended December 31, 2020, 2019 and 2018:

	RSUs	Weighted-Average Grant Date Fair Value	PSUs	Weighted-Average Grant Date Fair Value
Outstanding — December 31, 2017	88,799	$53.33	41,377	$81.85
Shares granted (a)	10,618	$82.29	40,747	$93.21
Shares vested	(72,190)	$60.24	—	$—
Performance Shares vested	33,928	$88.40	(31,421)	$81.85
Shares expired or cancelled	(7,695)	$84.45	(3,482)	$84.45
Outstanding — December 31, 2018	53,460	$67.53	47,221	$93.21
Shares granted (a)	46,556	$67.04	49,730	$69.05
Shares vested	(63,595)	$72.91	—	$—
Performance Shares vested	10,354	$93.21	(25,833)	$93.21
Shares expired or cancelled	(2,113)	$69.35	(4,927)	$85.67
Outstanding — December 31, 2019	44,662	$65.23	66,191	$75.62
Shares granted (a)	100,418	$56.39	44,206	$63.07
Shares vested	(61,767)	$68.28	—	$—
Performance Shares vested	21,101	$69.22	(37,804)	$75.60
Shares expired or cancelled	(22,210)	$64.16	(18,545)	$83.30
Outstanding — December 31, 2020 (b)	82,204	$53.45	54,048	$62.73
_______________________

(a)For the years ended December 31, 2020, 2019 and 2018, includes 72 RSUs, 43 RSUs and 132 RSUs, respectively, that were granted in lieu of cash dividends. Such dividends-in-kind vest concurrently with the underlying RSUs.
(b)The aggregate pre-tax intrinsic value of outstanding RSUs as of December 31, 2020 was $4.5 million.

The aggregate pre-tax intrinsic value of restricted stock and RSUs that vested for the years ended December 31, 2020, 2019 and 2018 was $3.4 million, $4.2 million and $4.4 million, respectively.

Excess Tax Benefits
Excess tax benefits represent the difference between the tax deduction the Company will receive on its tax return for compensation recognized by employees upon the vesting or exercise of stock-based awards and the tax benefit recognized for the grant date fair value of such awards. For the years ended December 31, 2020, 2019 and 2018, the Company recognized excess tax benefits (deficit) related to the exercise or vesting of stock-based awards of $(0.4) million, $0.1 million and $1.2 million, respectively.

Note 9. Stockholders' Equity
Common Stock
The Company has authorized 100 million shares of Common Stock. Holders of the Company's Common Stock are entitled to one vote per share.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

In November 2020, the Company's Board of Directors authorized a program, effective January 1, 2021, that would allow the Company to repurchase up to $25 million of its outstanding Common Stock over the next 12 months (the "Stock Purchase Plan"). Purchases by the Company under the Stock Purchase Plan would be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. The Stock Purchase Plan does not require the Company to purchase any specific number of shares and may be suspended or discontinued at any time. The Stock Purchase Plan is expected to be funded using cash on hand or borrowings under the Company's bank credit facility. The Company also had $25 million repurchase programs in place during the preceding two years that expired in December 2020 (the “2020 Stock Purchase Plan”) and December 2019 (the “2019 Stock Purchase Plan”), respectively.
The following table shows shares purchased under the respective stock purchase plans:

	Year Ended December 31,
	2020		2019		2018
	Shares	$	Shares	$	Shares	$
2020 Stock Purchase Plan	59,577	$3.6
2019 Stock Purchase Plan			79,676	$4.9
2018 Stock Purchase Plan					124,434	$9.3

As of December 31, 2020, under the terms of the Fourth Amended and Restated Credit Agreement and the 2021 Senior Notes, the Company has limitations on its ability to repurchase shares of its Common Stock, as further discussed in Note 6, "Debt."
For the years ended December 31, 2020, 2019 and 2018, the Company acquired 22,064 shares, 17,774 shares and 25,890 shares of Common Stock, respectively, at a cost of $1.2 million, $1.3 million and $1.5 million, respectively, for shares surrendered by employees to pay taxes due on vested restricted stock awards and SARs exercised.

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

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The components of accumulated other comprehensive income (loss), net of applicable income taxes are as follows:

	December 31,
	2020	2019
Net loss from pension and other postretirement benefit liabilities, net of income tax benefits of $34.2 million and $31.6 million, respectively	$(102.0)	$(94.3)
Unrealized foreign currency translation losses, net of income tax benefit (expense) of $(0.4) million and $0.3 million, respectively	(1.7)	(19.0)
AOCI	$(103.7)	$(113.3)

The following table presents changes in accumulated other comprehensive income (loss):

	Year Ended December 31,
	2020			2019			2018
	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount
Unrealized foreign currency translation gains (losses)	$18.0	$(0.7)	$17.3	$(3.5)	$—	$(3.5)	$(7.9)	$(0.1)	$(8.0)
Adjustment to pension and other benefit liabilities (a)	(10.3)	2.6	(7.7)	(6.4)	1.7	(4.7)	(4.4)	1.1	(3.3)
Other comprehensive income (loss)	$7.7	$1.9	$9.6	$(9.9)	$1.7	$(8.2)	$(12.3)	$1.0	$(11.3)

For the years ended December 31, 2020, 2019 and 2018, the Company reclassified $6.6 million, $6.0 million and $6.0 million, respectively, of costs from AOCI to Other expense, net on the consolidated statements of operations. For the years ended December 31, 2020, 2019 and 2018, the Company recognized an income tax benefit of $1.7 million, $1.5 million and $1.5 million, respectively, related to such reclassifications classified as Provision for income taxes on the consolidated statements of operations.
For the year ended December 31, 2020, 2019 and 2018, the Company reclassified costs of $0.3 million, $1.3 million, and $0.8 million, respectively, from AOCI to the pension and SERP plan related adjustments on the Consolidated Statements of Operations. For the years ended December 31, 2020, 2019 and 2018, the Company recognized an income tax benefit of $0.1 million, $0.3 million, and $0.2 million, respectively, related to such reclassifications classified as provision for income taxes on the Consolidated Statements of Operations.

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
The Company has operating leases for corporate offices, warehouses and certain equipment, with remaining lease terms of up to ten years, some of which include options to extend the leases for up to five years. The Company determines if an arrangement is a lease at inception. Operating leases with terms greater than 12 months are included in "Lease Right-of-Use Assets", "Lease liabilities payable within one year" and "Noncurrent Lease Liabilities" on the Consolidated Balance Sheets. As of December 31, 2020 and 2019, the Company did not have any material finance leases.
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
The components of lease expense were as follows:

	Year Ended December 31,
	2020	2019
Operating lease cost	$4.0	$3.1
Short-term lease cost	$1.3	$1.5
Variable lease cost (a)	$1.2	$2.1
_______________________

(a)The variable lease costs consist mainly of a warehouse lease where the cost is determined based on the square footage used each month.

For the years ended December 31, 2020 and 2019, the Company paid $4.0 million and $3.1 million, respectively, for amounts included in the measurement of operating lease liabilities. For the years ended December 31, 2020 and 2019, new ROU assets of $9.3 million and $0.4 million, respectively, were obtained in exchange for operating lease liabilities.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

As of December 31, 2020, the weighted average remaining lease term and weighted average discount rate for operating leases were 7.6 years and 4.5%, respectively.
Maturities of lease liabilities were as follows:

Year Ending December 31,	Operating Leases
2021	$4.1
2022	3.8
2023	3.4
2024	2.9
2025	2.5
Thereafter	9.4
Total lease payments	26.1
Less: Imputed interest	4.5
Total lease liabilities	$21.6

Under the previous accounting standard, ASC Topic 840, Leases, the rent expense under operating leases for the year ended December 31, 2018 rent was $7.2 million.

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

Employees and Labor Relations
As of December 31, 2020, the Company had approximately 2,239 regular full-time employees of whom 906 hourly and 476 salaried employees were located in the United States and 509 hourly and 348 salaried employees were located in Europe. All of the Company's U.S. hourly union employees are represented by the United Steelworkers Union (the "USW"). Certain employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the "IG BCE"). Under German law union membership is voluntary and does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement with the IG BCE cannot be determined. In Netherlands, most of our employees are eligible

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

to be represented by the Christelijke Nationale Vakbond ("CNV") and the Federatie Nederlandse Vakvereniging ("FNV"). Under Netherlands law, union membership is voluntary and does not need to be disclosed to the Company. The collective bargaining arrangement with CNV and FNV will expire in April 2021. Hourly union employees at the Company's Bolton, England manufacturing facility are represented by Unite the Union ("UNITE"). As of December 31, 2020, 85 employees are covered under collective bargaining agreements that will expire in the next 12 months, not including the employees covered by the collective bargaining arrangements with the CNV and FNV.
The following table shows the status of the Company's bargaining agreements as of December 31, 2020.

Contract Expiration Date	Location	Union	Number of Employees
April 2021	Eerbeek, Netherlands	CNV, FNV	(a)
November 2021	Lowville, NY	USW	85
January 2022	Whiting, WI	USW	197
May 2022	Appleton, WI	USW	82
June 2022	Neenah, WI	USW	183
July 2022	Munising, MI	USW	173
September 2022	Weidach and Bruckmühl, Germany	IG BCE	(a)
_______________________

(a)Under Germany and Netherlands laws, union membership is voluntary and does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement with the IG BCE, and the CNV and FNV cannot be determined.

Purchase Commitments
The Company has certain minimum purchase commitments that extend beyond December 31, 2020. Commitments under these contracts are approximately $1.5 million, $0.8 million, $0.2 million, and $0.2 million for the years ended December 31, 2021, 2022, 2023, and 2024 respectively. Such purchase commitments for the year ended December 31, 2021 are primarily for utilities and information technology contracts. Although the Company is primarily liable for payments on the above-mentioned purchase commitments, management believes exposure to losses, if any, under these arrangements is not material.

Note 12. Asset Restructuring and Impairment Costs
In 2020, the Company recorded non-cash asset restructuring and impairment losses, and associated severance costs, totaling $57.8 million. During the three months ended June 30, 2020, due to the adverse impacts of COVID-19, the Company recorded restructuring and impairment costs of $55.3 million, of which $52.3 million related to a non-cash impairment loss for long-lived assets used primarily in the Technical Products segment. The other charge of $3.0 million arose from accelerated depreciation due to the idling of assets and related employee termination benefits for a workforce reduction in the Fine Paper and Packaging segment.
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

The Company also tested its indefinite-lived intangible assets (brand names) for impairment using the applicable accounting guidance and as a result recorded an impairment loss of $0.9 million and $0.4 million in the Fine Paper and Packaging and Technical Products segments, respectively. The Company performed a quantitative analyses of goodwill and other indefinite-lived intangibles, noting that there was no impairment as of November 30, 2020.

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

During the three months ended December 31, 2020, the Company fully impaired its $2.5 million joint venture investment in India with AIM Filtertech and is in the process of exiting this investment.

In 2019, the Company recorded $4.7 million of accelerated depreciation and spare parts inventory reserves related to an idled paper machine in the Fine Paper and Packaging segment.

In 2018, as a result of a broad scope review of various initiatives to improve margins and optimize the portfolio of products and manufacturing footprint in the Fine Paper and Packaging segment, the Company determined that the Brattleboro mill was not a strategic part of the Fine Paper and Packaging manufacturing footprint. Following the review, the Company initiated a process to sell the Brattleboro mill, its business operations and associated research and office facilities. On December 31, 2018, the Company completed the sale of the Brattleboro mill to Long Falls Paperboard, LLC for a purchase price of $5.0 million. In conjunction with the sale, the Company recorded an impairment loss of $31.1 million, of which $24.4 million, $1.1 million and $5.6 million was reported within the Fine Paper and Packaging, Technical Products and Other business segments, respectively.
A summary of the asset restructuring and impairment costs incurred during the years ended December 31, 2020, 2019, and 2018 is as follows:

	For the Year Ended December 31,
	2020	2019	2018
Impairment losses	$54.8	$—	$31.1
Restructuring charges from idled assets	2.6	4.7	—
Severance costs	0.4	—	—
Total	$57.8	$4.7	$31.1

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Note 13. Business Segment and Geographic Information
The Company's reportable operating segments consist of Technical Products, Fine Paper and Packaging and, in 2018 only, Other.
The Technical Products segment is an aggregation of the Company’s performance materials and filtration businesses which are similar in terms of economic characteristics, nature of products, processes, customer class and product distribution methods. The segment is an international producer of fiber-formed, coated and/or saturated specialized media that deliver high performance benefits to customers. Included in this segment are tape and abrasives backings products, digital transfer papers, durable label and other specialty substrate products ("Performance Materials"), and filtration media for transportation, water and other end use applications ("Filtration"). During the three months ended March 31, 2020, the Company aggregated the backings and specialties revenues into Performance Materials and recast the prior year period disclosure based on the economic similarity of the products per ASC Topic 280, Segment Reporting, and changes in the internal management of these products.
The following table presents sales by product category for the technical products business:

	Year Ended December 31,
	2020	2019	2018
Filtration	46%	42%	40%
Performance Materials	54%	58%	60%
Total	100%	100%	100%

Following the disposition of the Brattleboro mill which eliminated a significant portion of the products of the Other business segment, in January 2019 the Company realigned the remaining products manufactured in the Other business segment to be managed as part of the Technical Products business segment. As a result, the Company recast the comparable 2018 information and presented the $15.6 million of net sales for the year ended December 31, 2018, of this remaining portion of the Other business segment within the Technical Products business segment. The 2018 operating income (loss) of the Other business segment was immaterial and was not recast. The Company also recast the 2018 depreciation and amortization and capital expenditures by segment and presented $0.7 million of depreciation and amortization, and $0.0 million of capital expenditures of this remaining portion of the Other business segment within the Technical Products business segment. The Company presented the net sales for the years ended December 31, 2018 of the remaining portion of the Other business segment into Performance Materials products category in the table above.
The fine paper and packaging business is a leading supplier of premium printing and other high-end specialty papers ("Graphic Imaging") and premium packaging ("Packaging") and specialty office papers ("Filing/Office") primarily in North America. The following table presents sales by product category for the fine paper and packaging business:

	Year Ended December 31,
	2020	2019	2018
Graphic Imaging	74%	79%	78%
Packaging	26%	21%	18%
Filing/Office	—%	—%	4%
Total	100%	100%	100%

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

Business Segments

	Year Ended December 31,
	2020	2019	2018
Net sales
Technical Products	$508.9	$541.6	$583.2
Fine Paper and Packaging	283.7	396.9	445.8
Other	—	—	5.9
Consolidated	$792.6	$938.5	$1,034.9

	Year Ended December 31,
	2020	2019	2018
Operating income (loss)
Technical Products (a)	$(4.8)	$44.6	$50.9
Fine Paper and Packaging (b)	23.3	53.2	29.4
Other (c)	—	—	(6.4)
Unallocated corporate costs (d)	(24.6)	(19.5)	(19.8)
Consolidated	$(6.1)	$78.3	$54.1
_______________________

(a)Operating income for the year ended December 31, 2020 included impairment costs of $54.1 million, other restructuring and non-routine costs of $0.7 million, COVID-19 costs of $1.4 million, and pension settlements of $0.8 million. Operating income for the year ended December 31, 2019 included restructuring and other non-routine costs of $0.3 million and a curtailment gain of $1.5 million related to the Neenah Coldenhove pension plan. Operating income for the year ended December 31, 2018 included non-cash impairment loss, restructuring and integration costs, and pension settlement charges of $2.5 million, offset by favorable acquisition adjustments of $3.9 million.
(b)Operating income for the year ended December 31, 2020 included asset restructuring costs of $3.7 million, other restructuring and non-routine costs of $2.2 million, COVID-19 costs of $1.5 million, and pension settlements of $0.4 million. Operating income for the year ended December 31, 2019 included $5.7 million of non-routine costs, primarily related to idled paper machine costs due to the consolidation of the fine paper manufacturing footprint. Operating income for the year ended December 31, 2018 included non-cash impairment loss, restructuring costs, and pension settlement charges of $24.6 million, offset by favorable insurance settlement of $0.3 million.
(c)Operating income for the year ended December 31, 2018 included non-cash impairment loss, restructuring costs, and a pension settlement charge of $6.0 million, offset by favorable insurance settlement of $0.1 million.
(d)Unallocated corporate costs for the year ended December 31, 2020 included $5.6 million of one-time costs related to restructuring, loss on debt extinguishment, acquisition, SERP settlements and other non-routine charges. Unallocated corporate costs for the year ended December 31, 2019 included costs of $0.3 million, consisting of restructuring and other non-routine costs and a SERP settlement charge. Unallocated corporate costs for the year ended December 31, 2018 included restructuring costs and pension settlement charge of $1.9 million.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

	Year Ended December 31,
	2020	2019	2018
Depreciation and amortization
Technical Products	$23.7	$24.1	$24.4
Fine Paper and Packaging	10.8	13.2	9.9
Other	—	—	0.2
Corporate	2.2	1.6	1.6
Consolidated	$36.7	$38.9	$36.1

	Year Ended December 31,
	2020	2019	2018
Capital expenditures
Technical Products	$13.4	$13.1	$28.0
Fine Paper and Packaging	4.6	7.7	8.7
Corporate	0.8	0.6	1.4
Consolidated	$18.8	$21.4	$38.1

	December 31,
	2020	2019
Total Assets (a)
Technical Products	$552.0	$573.8
Fine Paper and Packaging	192.4	217.7
Corporate and other (b)	62.2	36.3
Total	$806.6	$827.8
_______________________

(a)Segment identifiable assets are those that are directly used in the segments operations.
(b)Corporate assets are primarily deferred income taxes, lease ROU assets, and cash.

Geographic Information

	Year Ended December 31,
	2020	2019	2018
Net sales
United States	$533.1	$673.0	$744.4
Germany	203.9	196.3	216.5
Rest of Europe	55.6	69.2	74.0
Consolidated	$792.6	$938.5	$1,034.9

Net sales are attributed to geographic areas based on the physical location of the selling entities.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

	December 31,
	2020	2019
Long-Lived Assets
United States	$314.4	$364.2
Germany	160.8	153.3
Rest of Europe	60.1	57.6
Total	$535.3	$575.1

Long-lived assets consist of property and equipment, lease ROU assets, deferred income taxes, goodwill, intangibles and other assets.

Concentrations
For the years ended December 31, 2020 and 2019, sales to the technical products business' largest customer represented approximately 9 percent and 8 percent of consolidated net sales, respectively, and approximately 15 percent and 14 percent of net sales for the technical products segment, respectively. For the year ended December 31, 2018, there were no customers sales to which constituted over 10 percent of segment net sales for technical products. For the years ended December 31, 2020 and 2019, sales to the largest customer of fine paper and packaging business represented approximately 6 percent and 8 percent of consolidated net sales, respectively, and approximately 18 percent of net sales of the fine paper and packaging business for each of the years. For the year ended December 31, 2018, sales to the two largest customers of fine paper and packaging business represented approximately 7 percent and 5 percent, respectively, of consolidated net sales and approximately 16 percent and 12 percent, respectively, of net sales of the fine paper and packaging business. Except for certain specialty latex grades and specialty softwood pulp used by Technical Products, management is not aware of any significant concentration of business transacted with a particular supplier that could, if suddenly eliminated, have a material effect on its operations.

Note 14. Supplemental Data

Supplemental Statement of Operations Data
Summary of Advertising and Research and Development Expenses

	Year Ended December 31,
	2020	2019	2018
Advertising expense (a)	$3.0	$4.9	$4.7
Research and development expense (a)	7.6	8.7	9.2
_______________________

(a)Advertising expense and research and development expense are recorded in Selling, general and administrative expenses on the consolidated statements of operations.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Supplemental Balance Sheet Data
Summary of Accounts Receivable, net

	December 31,
	2020	2019
From customers	$101.7	$104.1
Less allowance for doubtful accounts and sales discounts	(1.5)	(1.5)
Total	$100.2	$102.6

Summary of Inventories

	December 31,
	2020	2019
Inventories by Major Class:
Raw materials	$28.9	$32.8
Work in progress	20.1	26.4
Finished goods	61.0	67.3
Supplies and other	5.3	5.2
	115.3	131.7
Excess of FIFO over LIFO cost	(6.4)	(8.9)
Total	$108.9	$122.8

The first-in, first-out ("FIFO") value of inventories valued on the LIFO method was $88.5 million and $102.2 million at December 31, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, income from continuing operations before income taxes was reduced by less than $0.1 million, due to a decrease in certain LIFO inventory quantities.

Summary of Prepaid and Other Current Assets

	December 31,
	2020	2019
Prepaid and other current assets	$10.6	$9.9
Spare parts	6.4	6.4
Receivable for income taxes	8.1	2.0
Total	$25.1	$18.3

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Summary of Property, Plant and Equipment, net

	December 31,
	2020	2019
Land and land improvements	$20.5	$19.4
Buildings	160.0	165.4
Machinery and equipment	614.9	651.0
Construction in progress	17.4	14.8
	812.8	850.6
Less accumulated depreciation	483.4	470.0
Net Property, Plant and Equipment	$329.4	$380.6
Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $31.5 million, $33.9 million and $32.6 million, respectively. Interest expense capitalized as part of the costs of capital projects was $0.3 million, $0.2 million and $0.2 million, respectively, for the years ended December 31, 2020, 2019 and 2018.

Summary of Accrued Expenses

	December 31,
	2020	2019
Accrued salaries and employee benefits	$34.0	$26.2
Amounts due to customers	8.4	8.9
Accrued income taxes	5.5	0.5
Accrued utilities	3.4	3.0
Other	10.6	8.4
Total	$61.9	$47.0

Summary of Noncurrent Employee Benefits

	December 31,
	2020	2019
Pension benefits	$62.0	$57.1
Post-employment benefits other than pensions (a)	34.8	36.0
Total	$96.8	$93.1
_______________________

(a)Post-employment benefits other than pensions included $0.8 million of SRCP benefits and $0.2 million of other long-term benefits as of December 31, 2020. As of December 31, 2019, $1.7 million of SRCP benefits and $0.2 million of other long-term benefits were included.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Supplemental Cash Flow Data
Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2020	2019	2018
Cash paid during the year for interest, net of interest expense capitalized	$12.3	$10.9	$11.9
Cash paid during the year for income taxes, net of refunds	3.6	13.3	7.6
Non-cash investing activities:
Liability for equipment acquired	3.3	3.2	3.4

Net Cash Provided by (Used in) Changes in Operating Working Capital, Net of Effect of Acquisitions

	Year Ended December 31,
	2020	2019	2018
Accounts receivable	$4.5	$11.6	$(0.9)
Inventories	15.7	8.2	3.8
Income taxes receivable/payable	(1.4)	(5.4)	(1.8)
Prepaid and other current assets	(0.2)	2.4	(1.8)
Accounts payable	(3.6)	(14.0)	0.3
Accrued expenses	3.2	(3.4)	(0.6)
Total	$18.2	$(0.6)	$(1.0)

SCHEDULE II
NEENAH, INC. AND SUBSIDIARIES
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-offs and Reclassifications	Balance at End of Period
December 31, 2020
Allowances deducted from assets to which they apply
Allowance for doubtful accounts receivable	$1.0	$0.5	$—	$(0.4)	$1.1
Allowance for sales discounts	0.4	(0.1)	—	—	0.3
Valuation allowance for deferred income tax assets	5.8	4.6	—	—	10.4

December 31, 2019
Allowances deducted from assets to which they apply
Allowance for doubtful accounts receivable	$0.8	$0.5	$—	$(0.3)	$1.0
Allowance for sales discounts	0.5	—	(0.1)	—	0.4
Valuation allowance for deferred income tax assets	2.7	—	3.1	—	5.8

December 31, 2018
Allowances deducted from assets to which they apply
Allowance for doubtful accounts receivable	$0.8	$0.1	$—	$(0.1)	$0.8
Allowance for sales discounts	0.5	—	—	—	0.5
Valuation allowance for deferred income tax assets	0.4	0.1	2.2	—	2.7