Form 10-Q
period 2021-03-31
Neenah Inc
filed 2021-05-06
CIK 1296435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of May 3, 2021, there were 16,842,893 shares of the Company’s Common Stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements
NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net sales	$227.0	$233.6
Cost of products sold	177.4	179.6
Gross profit	49.6	54.0
Selling, general and administrative expenses	24.3	26.6
Acquisition costs	12.0	1.0
COVID-19 costs	0.5	1.1
Other restructuring and non-routine costs	—	1.4
Other (income) expense - net	(0.8)	0.3
Operating income	13.6	23.6
Interest expense - net	3.1	2.9
Income before income taxes	10.5	20.7
Provision for income taxes	2.2	4.3
Net income	$8.3	$16.4

Earnings Per Common Share
Basic	$0.49	$0.97
Diluted	$0.49	$0.97

Weighted Average Common Shares Outstanding (in thousands)
Basic	16,835	16,817
Diluted	16,873	16,850

Cash Dividends Declared Per Share of Common Stock	$0.47	$0.47

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$8.3	$16.4
Reclassification of amounts recognized in the condensed consolidated statements of operations:
Amortization of adjustments to pension and other postretirement benefit liabilities (Note 5)	1.7	1.6
Unrealized foreign currency loss	(9.1)	(4.0)
Loss from other comprehensive income items	(7.4)	(2.4)
Provision for income taxes	—	0.2
Other comprehensive loss	(7.4)	(2.6)
Comprehensive income	$0.9	$13.8

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$41.0	$37.1
Accounts receivable (less allowances of $1.5 million and $1.5 million)	117.9	100.2
Inventories	115.1	108.9
Prepaid and other current assets	25.0	25.1
Total Current Assets	299.0	271.3
Property, Plant and Equipment
Property, plant and equipment, at cost	805.7	812.8
Less accumulated depreciation	485.4	483.4
Property, Plant and Equipment—net	320.3	329.4
Lease Right-of-Use Assets	19.9	20.2
Deferred Income Taxes	20.6	18.3
Goodwill	85.3	87.4
Intangible Assets—net	61.3	62.6
Other Noncurrent Assets	16.8	17.4
TOTAL ASSETS	$823.2	$806.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year (Note 4)	$4.8	$4.9
Lease liabilities payable within one year	3.3	3.2
Accounts payable	72.4	46.0
Accrued expenses	65.8	61.9
Total Current Liabilities	146.3	116.0
Long-term Debt (Note 4)	187.2	189.5
Noncurrent Lease Liabilities	18.0	18.4
Noncurrent Employee Benefits	92.5	96.8
Deferred Income Taxes	11.8	12.3
Other Noncurrent Obligations	5.8	6.0
TOTAL LIABILITIES	461.6	439.0
Contingencies and Legal Matters (Note 8)	—	—
TOTAL STOCKHOLDERS’ EQUITY	361.6	367.6
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$823.2	$806.6

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions, shares in thousands)
(Unaudited)

	2021 Activity
	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2020	18,746	$0.2	$(87.6)	$338.3	$220.4	$(103.7)	$367.6
Net income	—	—	—	—	8.3	—	8.3
Other comprehensive loss, including income taxes	—	—	—	—	—	(7.4)	(7.4)
Dividends declared	—	—	—	—	(8.0)	—	(8.0)
Stock options exercised	3	—	—	—	—	—	—
Restricted stock vesting (Note 7)	16	—	(0.4)	—	—	—	(0.4)
Stock-based compensation	—	—	—	1.5	—	—	1.5
Balance, March 31, 2021	18,765	$0.2	$(88.0)	$339.8	$220.7	$(111.1)	$361.6

	2020 Activity
	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2019	18,678	$0.2	$(82.8)	$334.1	$268.1	$(113.3)	$406.3
Net income	—	—	—	—	16.4	—	16.4
Other comprehensive loss, including income taxes	—	—	—	—	—	(2.6)	(2.6)
Dividends declared	—	—	—	—	(8.0)	—	(8.0)
Shares purchased (Note 7)	—	—	(3.6)	—	—	—	(3.6)
Stock options exercised	3	—	—	—	—	—	—
Restricted stock vesting (Note 7)	8	—	(0.2)	—	—	—	(0.2)
Stock-based compensation	—	—	—	1.5	—	—	1.5
Balance, March 31, 2020	18,689	$0.2	$(86.6)	$335.6	$276.5	$(115.9)	$409.8

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net income	$8.3	$16.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8.6	8.6
Stock-based compensation	1.5	1.5
Deferred income tax provision (benefit)	(2.4)	1.1
Unrealized loss on foreign currency forward contract (Note 1)	6.2	—
Provision for uncollectible accounts receivable	—	1.0
Decrease (Increase) in working capital	0.5	(13.7)
Pension and other postretirement benefits	(2.0)	(0.4)
Other	—	(0.3)
NET CASH PROVIDED BY OPERATING ACTIVITIES	20.7	14.2

INVESTING ACTIVITIES
Capital expenditures	(4.8)	(4.8)
Other	(0.2)	(0.1)
NET CASH USED IN INVESTING ACTIVITIES	(5.0)	(4.9)

FINANCING ACTIVITIES
Long-term borrowings (Note 4)	0.2	88.7
Repayments of long-term debt (Note 4)	(1.4)	(17.0)
Debt issuance costs	(1.4)	(0.5)
Cash dividends paid	(8.0)	(8.0)
Shares purchased (Note 7)	(0.4)	(3.8)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(11.0)	59.4

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(0.8)	(0.2)
NET INCREASE IN CASH AND CASH EQUIVALENTS	3.9	68.5
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	37.1	9.0
CASH AND CASH EQUIVALENTS, END OF PERIOD	$41.0	$77.5

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest costs capitalized	$2.6	$0.2
Cash paid during period for income taxes	$1.5	$2.0
Non-cash investing activities:
Liability for equipment acquired	$2.5	$2.4

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

Impacts of COVID-19
The Company continues to assess the impacts of the novel coronavirus pandemic (“COVID-19” or the "pandemic") on its various accounting estimates and significant judgments, including those that require consideration of forecasted financial information in the context of the unknown future impacts of COVID-19, using information that is reasonably available at this time. The accounting estimates and other matters assessed included, but were not limited to, goodwill, indefinite-lived intangibles and other long-lived assets, allowance for uncollectible accounts receivable, valuation allowances for tax assets and allowances for sales discounts and returns. During the three months ended March 31, 2021, the Company qualitatively reviewed its fixed assets and intangibles including goodwill and indefinite-lived intangibles and noted no impairment indicators were triggered.

The Company recorded incremental and direct costs of responding to COVID-19 of $0.5 million for the three months ended March 31, 2021. For the three months ended March 31, 2020, the Company accrued for a one-time special payment to its mill operators of $1.1 million related to COVID-19.

Earnings per Share ("EPS")
The following table presents the computation of basic and diluted EPS (dollars in millions except per share amounts, shares in thousands):

Earnings Per Basic Common Share

	Three Months Ended March 31,
	2021	2020
Income from continuing operations	$8.3	$16.4
Amounts attributable to participating securities	—	(0.1)
Net income available to common stockholders	$8.3	$16.3

Weighted-average basic shares outstanding	16,835	16,817

Basic earnings per share	$0.49	$0.97

Earnings Per Diluted Common Share

	Three Months Ended March 31,
	2021	2020
Income from continuing operations	$8.3	$16.4
Amounts attributable to participating securities	(0.1)	(0.1)
Net income available to common stockholders	$8.2	$16.3

Weighted-average basic shares outstanding	16,835	16,817
Add: Assumed incremental shares under stock compensation plans (a)	38	33
Weighted-average diluted shares	16,873	16,850

Diluted earnings per share	$0.49	$0.97

(a) For the three months ended March 31, 2021 and 2020, there were 324,197 and 267,152 potentially dilutive options, respectively, excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s Common Stock.

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

As of March 31, 2021, the carrying values of the Company’s debt approximated fair value. The fair value for all debt instruments was estimated from Level 2 measurements using rates currently available to the Company for debt of the same remaining maturities.

During the three months ended March 31, 2021, in anticipation of the ITASA acquisition (as further defined and discussed in Note 10, "Subsequent Events"), the Company entered into foreign currency forward contracts to purchase €205.9 million at a weighted average exchange rate of $1.203 per euro on April 6, 2021. These contracts were designed to act as economic hedges for the pending ITASA acquisition and were marked to market at an unrealized loss of $6.2 million, which was recorded in the "Acquisition costs" on the Condensed Consolidated Statement of Operations and reflected in "Accrued expenses" on the Condensed Consolidated Balance Sheet as of March 31, 2021. The Company settled these contracts on April 6, 2021 for a realized loss of $5.1 million.

As of March 31, 2021, the Company had $4.3 million in marketable securities in the U.S. classified as "Other Noncurrent Assets" on the Condensed Consolidated Balance Sheet. The cost of such marketable securities was $4.6 million. Fair value for the Company’s marketable securities was estimated from Level 1 inputs. The Company’s U.S. marketable securities are designated for the payment of benefits under its supplemental employee retirement plan ("SERP"). As of March 31, 2021, Neenah Germany had investments of $2.5 million that were restricted to the payment of certain post-retirement employee benefits of which $0.8 million and $1.7 million are classified as "Prepaid and other current assets" and "Other Noncurrent Assets", respectively, on the Condensed Consolidated Balance Sheet. The cost of these investments approximated market.

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

Refer to Note 9, "Business Segment Information" for disaggregation of segment revenue from contracts with customers for the three months ended March 31, 2021 and 2020.

Allowance for Uncollectible Accounts Receivable
Losses on receivables are estimated based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written-off when it is expected that contractual payments due will not be collected in accordance with the terms of the agreement. The allowance for uncollectible accounts receivable was $1.5 million and $1.5 million as of March 31, 2021 and December 31, 2020, respectively. The Company recorded a $1.0 million provision for uncollectible accounts receivable from the impacts of COVID-19 for the three months ended March 31, 2020. There were no significant adjustments for the three months ended March 31, 2021.

Leases
The Company has operating leases for corporate offices, warehouses, converting operations, and certain equipment, with remaining lease terms of up to 10 years, some of which include options to extend the leases for up to five years. The Company determines if an arrangement is a lease at inception. Operating leases with terms greater than 12 months are included in "Lease Right-of-Use Assets", "Lease liabilities payable within one year" and "Noncurrent Lease Liabilities" on the Condensed Consolidated Balance Sheets. As of March 31, 2021, the Company did not have any material financing leases.

Note 2.  Accounting Standards Changes
As of March 31, 2021, no amendments to the ASC that will have or are reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows upon adoption.

Note 3.  Supplemental Balance Sheet Data

The following table presents inventories by major class:

	March 31, 2021	December 31, 2020
Raw materials	$30.2	$28.9
Work in progress	24.6	20.1
Finished goods	63.3	61.0
Supplies and other	4.5	5.3
	122.6	115.3
Adjust FIFO inventories to LIFO cost	(7.5)	(6.4)
Total	$115.1	$108.9

The FIFO values of inventories valued on the LIFO method were $96.2 million and $88.5 million as of March 31, 2021 and December 31, 2020, respectively. For the three months ended March 31, 2021, income from continuing operations before income taxes was reduced by less than $0.1 million due to a decrease in certain LIFO inventory quantities.

The following table presents changes in accumulated other comprehensive income (loss) ("AOCI") for the three months ended March 31, 2021:

	Net Unrealized Foreign Currency Translation Loss	Net Loss from Pension and Other Postretirement Liabilities	Accumulated Other Comprehensive Loss
AOCI — December 31, 2020	$(1.7)	$(102.0)	$(103.7)
Other comprehensive loss before reclassifications	(9.1)	—	(9.1)
Amounts reclassified from AOCI	—	1.7	1.7
Income (loss) from other comprehensive income items	(9.1)	1.7	(7.4)
Provision (benefit) for income taxes	(0.4)	0.4	—
Other comprehensive income (loss)	(8.7)	1.3	(7.4)
AOCI — March 31, 2021	$(10.4)	$(100.7)	$(111.1)

For the three months ended March 31, 2021 and 2020, the Company reclassified $1.7 million and $1.6 million of costs, respectively, from AOCI to "Other expense - net" on the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2021 and 2020, the Company recognized an income tax benefit of $0.4 million and $0.5 million, respectively, related to such reclassifications classified as "Provision for income taxes" on the Condensed Consolidated Statements of Operations.

Note 4.  Debt
Long-term debt consisted of the following:

	March 31, 2021	December 31, 2020
2020 Term Loan B (variable rates) due June 2027	$198.5	$199.0
Global Revolving Credit Facility (variable rates) due December 2023	—	—
German loan agreement (2.45% fixed rate) due in quarterly installments ending September 2022	2.0	2.4
German loan agreement (1.45% fixed rate) due in quarterly installments ending September 2022	2.1	2.6
Debt discounts and deferred financing costs	(10.6)	(9.6)
Total debt	192.0	194.4
Less: Debt payable within one year	4.8	4.9
Long-term debt	$187.2	$189.5

Term Loan B Credit Facility
On June 30, 2020, the Company entered into a Term Loan Credit Agreement (the “2020 Term Loan Credit Agreement”) which provides a seven-year Term Loan B credit facility (the "Term B Facility") in the initial principal amount of $200 million (the "2020 Term Loan B".) The 2020 Term Loan B was executed in a single $200 million draw on the closing date. Proceeds under the Term B Facility were used to redeem in full $175 million of senior unsecured notes due May 2021, repay borrowings under the Company’s senior secured revolving credit facility, pay fees and expenses of the transaction and for general corporate purposes. As of March 31, 2021, the weighted-average interest rate on outstanding 2020 Term Loan B borrowings was 5.0% per annum. The 2020 Term Loan B was repayable in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount of the Term B Facility (subject to certain reductions in connection with debt prepayments and debt buybacks). As of March 31, 2021, the Company was in compliance with all terms of the 2020 Term Loan Credit Agreement.
On April 6, 2021, in connection with the acquisition of ITASA, the Company entered into an Amendment and Restatement Agreement (the "Term Loan Credit Agreement"), which provides a seven-year term loan B facility in the initial principal amount of $450 million (the “Term Loan B”), which replaces the 2020 Term Loan B. See Note 10, "Subsequent Events", for further discussion.

Secured Revolving Credit Facility
In December 2018, the Company amended its existing global secured revolving credit facility (the “Global Revolving Credit Facility”) by entering into a Fourth Amended and Restated Credit Agreement, dated December 10, 2018 (the “ABL Credit Agreement”). The Global Revolving Credit Facility will mature on December 10, 2023.

On June 30, 2020, the Company amended the ABL Credit Agreement to among other things, (a) remove the applicable components of the TLB Priority Collateral from the borrowing base calculation under the Global Revolving Credit Facility, (b) permit the pledging of the Collateral under the Term B Facility and subordinate liens of the ABL Credit Agreement lenders on TLB Priority Collateral to the first position liens on TLB Priority Collateral under the Term B Facility, (c) reduce the U.S. revolving credit facility amount from $150 million to $125 million, (d) reduce the German revolving credit facility amount from $75 million to $50 million, and (e) adjust certain reporting and financial covenant activation and deactivation thresholds.

On April 6, 2021, in connection with the acquisition of ITASA, the Company amended the ABL Credit Agreement as further discussed in Note 10, "Subsequent Events".

Availability under the Global Revolving Credit Facility varies over time depending on the value of the Company’s inventory, receivables and various capital assets. As of March 31, 2021, the Company had no borrowings and $0.3 million in letters of credit outstanding under the Global Revolving Credit Facility and $155.7 million of available credit (based on exchange rates at March 31, 2021). As of December 31, 2020, the weighted-average interest rate under the Global Revolving Credit Facility was 1.3 percent per annum.

The ABL Credit Agreement contains covenants with which the Company and its subsidiaries must comply during the term of the agreement, which the Company believes are ordinary and standard for agreements of this nature. As of March 31, 2021, the Company was in compliance with all terms of the ABL Credit Agreement.

Under the terms of the Term Loan Credit Agreement and the ABL Credit Agreement, the Company has limitations on its ability to repurchase shares of and pay dividends on its Common Stock. These limitations are triggered depending on the Company’s credit availability under the ABL Credit Agreement and leverage levels under the Term Loan Credit Agreement. As of March 31, 2021, none of these covenants were restrictive to the Company’s ability to repurchase shares of and pay dividends on its Common Stock.

For additional information about the Company's debt agreements, see Note 6, "Debt" of the Notes to Consolidated Financial Statements in the 2020 Form 10-K.

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

The following table presents the components of net periodic benefit cost for the Company’s defined benefit plans and postretirement plans other than pensions:

Components of Net Periodic Benefit Cost for Defined Benefit Plans

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended March 31,
	2021	2020	2021	2020
Service cost	$1.1	$1.2	$0.3	$0.3
Interest cost	3.0	3.5	0.1	0.2
Expected return on plan assets (a)	(4.9)	(5.2)	—	—
Recognized net actuarial loss	1.4	1.3	0.2	0.2
Amortization of prior service benefit	0.1	0.1	—	—
Net periodic benefit cost	$0.7	$0.9	$0.6	$0.7

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

For the three months ended March 31, 2021, the Company made $2.7 million of aggregate contributions to qualified and nonqualified defined benefit pension trusts and payments to pension benefits for unfunded pension and other postretirement benefit plans. The Company expects to make $11.8 million of such payments in calendar 2021. The Company made similar payments of $1.8 million and $11.5 million for the three months ended March 31, 2020 and for the year ended December 31, 2020, respectively.

Note 6.  Stock Compensation Plan
Stock Options and Stock Appreciation Rights ("Options")
There were no Options awarded during the three months ended March 31, 2021.

The following table presents information regarding Options that vested during the three months ended March 31, 2021:

Options vested	15,869
Aggregate grant date fair value of Options vested (in millions)	$0.2

The following table presents information regarding outstanding Options:

	March 31, 2021	December 31, 2020
Options outstanding	376,354	380,844
Aggregate intrinsic value (in millions)	$0.8	$1.2
Per share weighted average exercise price	$71.47	$70.99
Exercisable Options	375,339	362,651
Aggregate intrinsic value (in millions)	$0.8	$1.2
Unvested Options	1,015	18,193
Per share weighted average grant date fair value	$10.32	$14.48

Performance Share Units ("PSUs") and Restricted Share Units ("RSUs")
For the three months ended March 31, 2021, the Company granted target awards of 86,020 PSUs. The measurement period for the PSUs is January 1, 2021 through December 31, 2023. The PSUs vest on the third anniversary from the date of grant. Common Stock of an amount between zero and 200 percent of the PSUs target will be awarded based on the Company’s return on invested capital, consolidated revenue growth, free cash flow as a percentage of net sales, and total return to shareholders relative to the companies in the Russell 2000® Value small cap index. The Company’s return on invested capital, consolidated revenue growth, and free cash flow as a percentage of net sales are adjusted for certain items as further described in the Performance Share Award Agreement. The average price on the dates of grant for the PSUs was $54.34 per share.

For the three months ended March 31, 2021, the Company awarded 39,521 RSUs to certain employees. The weighted average grant date fair value of such awards was $53.06 per share and one third of the shares will vest on each of the first three anniversaries of the grant date, with certain exceptions for retiring employees. During the vesting period, the holders of the RSUs are entitled to dividends, but the RSUs do not have voting rights.

Generally, the RSUs and PSUs are forfeited in the event the holder is no longer working for the Company on the vesting date. However, under specific circumstances, vesting may be accelerated or reflect pro-rata vesting.

Note 7.  Stockholders' Equity
Common Stock
As of March 31, 2021 and December 31, 2020, the Company had 16,841,000 shares and 16,829,000 shares of Common Stock outstanding, respectively.

In November 2020, the Company's Board of Directors authorized an evergreen program for the purchase of up to $25 million of outstanding Common Stock effective January 1, 2021 (the "Stock Purchase Plan"). The program does not require the Company to purchase any specific number of shares and may be suspended or discontinued at any time. Purchases under the Stock Purchase Plan will be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. The Company also had $25 million repurchase programs in place during the preceding two years that expired in December 2020 (the “2020 Stock Purchase Plan”) and December 2019 (the “2019 Stock Purchase Plan”), respectively.

The following table shows shares purchased and value ($ in millions) under the respective stock purchase plans:

	Three Months Ended March 31,
	2021		2020
	Shares	Amount	Shares	Amount
Stock Purchase Plan	—	$—	—	$—
2020 Stock Purchase Plan	—	—	59,577	3.6

For the three months ended March 31, 2021 and 2020, the Company acquired 6,881 and 3,476 shares of Common Stock, respectively, at a cost of $0.4 million and $0.2 million, respectively for shares surrendered by employees to pay taxes due on vested restricted stock awards.

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

Employees and Labor Relations
The Company’s U.S. union employees are represented by the USW. Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the "IG BCE"). In the Netherlands, most of our employees are eligible to be represented by the Christelijke Nationale Vakbond ("CNV") and the Federatie Nederlandse Vakvereniging ("FNV"). As of March 31, 2021, the Company had 275 U.S. employees covered under collective bargaining agreements that will expire in the next 12 months.

The following table shows the expiration dates of the Company’s various bargaining agreements and the number of employees covered under each of these agreements:

Contract Expiration Date	Location	Union	Number of Employees
April 2021	Eerbeek, Netherlands	CNV, FNV	(a)
November 2021	Lowville, NY	USW	88
January 2022	Whiting, WI	USW	187
May 2022	Appleton, WI	USW	85
June 2022	Neenah, WI	USW	179
July 2022	Munising, MI	USW	178
September 2022	Neenah Germany	IG BCE	(a)

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

In January 2021, the Company realigned management of the publishing products component of the Technical Products segment to be part of the Fine Paper and Packaging segment. As a result, the Company recast the comparable 2020 information and presented the $9.9 million of net sales and $1.0 million of operating income for the three months ended March 31, 2020 formerly in the Technical Products segment as part of the Fine Paper and Packaging segment. The Company also recast the total assets by segment and presented the $21.0 million of total assets as of December 31, 2020 related to publishing products within the Fine Paper and Packaging segment.

The Technical Products segment is an aggregation of the Company’s fiber-formed, coated and/or saturated specialized media that deliver high performance benefits to customers, which are similar in terms of economic characteristics, nature of products, processes, customer class and product distribution methods. The segment is an international producer of filtration media for transportation, water and other end uses; tape and abrasives backings products, durable label and other specialty substrates used for industrial solutions; and specialty coatings media used for digital image transfer, release liners and other applications.

During the three months ended March 31, 2021, the Company further disaggregated the former performance materials business into industrial solutions and specialty coatings components, and recast the prior year period disclosure. The following table presents sales by product category for the Technical Products businesses:

	Three Months Ended March 31,
	2021	2020
Filtration	52%	45%
Industrial solutions	38%	42%
Specialty coatings	10%	13%
Total	100%	100%

The Fine Paper and Packaging segment is a leading supplier of premium printing and other high-end specialty papers and premium packaging, primarily in North America. During the three months ended March 31, 2021, the Company further disaggregated the former graphic imaging business into commercial and consumer components and recast the prior year disclosure to combine the consumer and packaging businesses based on the similarity of final customers and end markets they serve. The following table presents sales by product category for the Fine Paper and Packaging businesses:

	Three Months Ended March 31,
	2021	2020
Commercial	55%	58%
Consumer and packaging	45%	42%
Total	100%	100%

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

The following tables summarize the net sales, operating income, and total assets for each of the Company’s business segments:

	Three Months Ended March 31,
	2021	2020
Net sales
Technical Products	$145.2	$132.3
Fine Paper and Packaging	81.8	101.3
Consolidated	$227.0	$233.6

	Three Months Ended March 31,
	2021 (a)	2020 (b)
Operating income
Technical Products	$19.2	$15.2
Fine Paper and Packaging	12.7	15.8
Unallocated corporate costs	(18.3)	(7.4)
Consolidated	$13.6	$23.6

(a)    Operating income (loss) for the three months ended March 31, 2021 included (1) $12.0 million of acquisition costs for ITASA (see Note 10) within Unallocated corporate costs; (2) $0.5 million of incremental and direct costs of responding to COVID-19 ($0.1 million within Technical Products, $0.3 million within Fine Paper and Packaging, and $0.1 million within Unallocated corporate costs); and (3) $0.0 million of other restructuring and non-routine costs ($0.2 million within Technical Products and $(0.2) million within Fine Paper and Packaging). Refer to Note 1, "Background and Basis of Presentation" for further discussion.

(b)    Operating income for the three months ended March 31, 2020 included (1) $1.1 million of costs ($0.6 million within Technical Products and $0.5 million within Fine Paper and Packaging) related to a one-time special payment to its mill operators related to the COVID-19 pandemic; (2) $1.4 million of restructuring and other non-routine costs ($0.2 million within Technical Products, $0.9 million within Fine Paper and Packaging, and $0.3 million within Unallocated corporate costs); and (3) $1.0 million of transaction costs of a terminated acquisition attempt within Unallocated corporate costs.

	March 31, 2021	December 31, 2020
Total Assets (a)
Technical Products	$533.4	$531.0
Fine Paper and Packaging	227.0	213.4
Corporate and other (b)	62.8	62.2
Consolidated	$823.2	$806.6

(a) Segment identifiable assets are those that are directly used in the segments operations.
(b) Corporate assets are primarily deferred income taxes, lease ROU assets, and cash.

The following table represents a disaggregation of revenue from contracts with customers by location of the selling entities for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
United States	64%	70%
Germany	30%	23%
Rest of Europe	6%	7%
Total	100%	100%

Note 10.  Subsequent Event
On April 6, 2021, the Company completed its previously announced acquisition (the “Acquisition”) of all of the outstanding capital stock of Global Release Liners, S.L., a Spanish limited company (“ITASA”), from Magnum Capital and other minority shareholders for approximately €205 million ($243 million) in cash, inclusive of debt extinguishment and subject to customary closing adjustments. ITASA, through its subsidiaries, is a leading global coater and converter of release liners used in hygiene, tapes, industrial, labels, composites and various other end markets. The Acquisition was funded with available cash-on-hand and the net proceeds of the Term Loan B discussed below. As of March 31, 2021, the Company incurred $12.0 million of costs related to the Acquisition, including an unrealized loss of $6.2 million related to the foreign currency forward contracts negotiated to fund the purchase price in euros. See Note 1, "Background and Basis of Presentation", for further discussion on these contracts.
The Company will account for the Acquisition in accordance with ASC 805, Business Combinations, which requires the assets acquired and the liabilities assumed to be measured at fair value at the date of the Acquisition. The Company has not included the unaudited pro forma information in this filing, as the Company is in process of finalizing the acquisition accounting. The ITASA business will be part of the Company's Technical Products segment.
In connection with the Acquisition, on April 6, 2021, the Company entered into the Term Loan Credit Agreement, which provides a seven-year term loan B facility in the initial principal amount of $450 million, which replaces the 2020 Term Loan B. The Term Loan B is repayable in equal quarterly installments commencing on September 30, 2021 in an aggregate annual amount equal to 1% of the original principal amount of the Term Loan B (subject to certain reductions in connection with debt prepayments and debt buybacks). Cash proceeds of borrowings on the closing date under the Term Loan B were used by the Company to pay the cash consideration for the Acquisition, including the repayment of certain existing debt of ITASA, and to pay fees and expenses in connection with the Acquisition, the Term Loan B and the amendment of the ABL Credit Agreement. The Company will use any remaining proceeds of the Term Loan B for general corporate purposes of the Company and its subsidiaries.
Under the terms of the Term Loan Credit Agreement, borrowings under the Term Loan B will bear interest at a per annum rate equal to either (a) the reserve-adjusted LIBOR rate for interest periods of one, two or three months, plus an applicable rate of 3.00% per annum, or (b) the Alternate Base Rate, plus an applicable rate of 2.00% per annum. “Alternate Base Rate” will be equal to the greatest of (1) the prime rate as quoted from time to time in The Wall Street Journal or published by the Federal Reserve Board, (2) the overnight bank funding rate established by the Federal Reserve Bank of New York, plus 50 basis points, and (3) one-month reserve-adjusted LIBOR plus 100 basis points. The Alternate Base Rate is subject to a “floor” of 1.5%, and the adjusted LIBOR rate is subject to a “floor” of 0.5%. The applicable interest rate under the Term Loan B was 3.50% as of April 6, 2021, which represented a 150 basis point reduction in the interest rate compared to the 2020 Term Loan B.
Also on April 6, 2021, the Company amended the ABL Credit Agreement by entering into a Fourth Amendment to Fourth Amended and Restated Credit Agreement (the "Fourth Amendment"). The Fourth Amendment, among other things, adds provisions (a) specifically permitting the consummation of the Acquisition, (b) permitting the incurrence of the Term Loan B, and (c) permitting certain indebtedness, liens and other transactions to facilitate consummation of the Acquisition and the financing of working capital for ITASA.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis presents the factors that had a material effect on our financial position as of March 31, 2021 and our results of operations for the three months ended March 31, 2021 and 2020. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See "Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements.

Executive Summary
On April 6, 2021, we completed the acquisition of ITASA for approximately €205 million ($243 million) with available cash-on-hand and the net proceeds of the Term Loan B. ITASA is a leading global coater and converter of release liners used in hygiene, tapes, industrial, labels, composites and various other end markets.
For the three months ended March 31, 2021, consolidated net sales of $227.0 million decreased $6.6 million (3%) from the prior year period. The 10% increase in Technical Products revenue was more than offset by lower sales in our Fine Paper and Packaging business (down 19%) primarily due to ongoing effects of COVID-19. The impact from lower net selling prices was partially offset by favorable currency effects.

Consolidated operating income decreased $10.0 million (42%) from the prior year period to $13.6 million for the three months ended March 31, 2021. Lower income in 2021 resulted primarily from $12.0 million of costs related to the acquisition of ITASA. Excluding adjusting items of $12.5 million and $3.5 million in 2021 and 2020, respectively, adjusted operating income of $26.1 million decreased $1.0 million from $27.1 million in the prior year. The decrease was due to lower operating income in Fine Paper and Packaging that was not fully offset by higher operating income in Technical Products. See the reconciliation table on F-20 for further detail.

Cash provided by operating activities of $20.7 million for the three months ended March 31, 2021 was $6.5 million higher than cash generated of $14.2 million in the prior year period. The increase resulted from lower working capital requirements that more than offset lower earnings. Cash used for investing activities of $5.0 million was slightly higher than the $4.9 million in the prior year period.

Both of our business segments continue to operate as vital suppliers of goods and services and we continue to take steps to ensure the safety of our employees, including maintaining social distancing measures and providing remote working environments for administrative employees. During the first quarter 2021, we experienced a limited number of confirmed COVID-19 cases in our U.S. operations and quarantined those individuals and first level exposed employees in accordance with the U.S. Centers for Disease Control and Prevention (the "CDC") guidelines. However, such cases did not cause any significant disruption to operations, nor disruptions to our supply chain.

Results of Operations and Related Information
In this section, we discuss and analyze our net sales, earnings before interest and taxes (which we refer to as "operating income") and other information relevant to an understanding of our results of operations for the three months ended March 31, 2021 and 2020.

In January 2021, the Company realigned management of the publishing products component of the Technical Products segment to be part of the Fine Paper and Packaging segment. As a result, the Company recast the comparable 2020 information and presented the $9.9 million of net sales and $1.0 million of operating income for the three months ended March 31, 2020 formerly in the Technical Products segment as part of the Fine Paper and Packaging segment.

Analysis of Net Sales — Three Months Ended March 31, 2021 and 2020
The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended March 31,
	2021		2020
Net sales
Technical Products	$145.2	64%	$132.3	57%
Fine Paper and Packaging	81.8	36%	101.3	43%
Consolidated	$227.0	100%	$233.6	100%

The following table presents our net sales by segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Change in Net Sales Compared to Prior Period
				Change Due To
	2021	2020	Total Change	Volume	Net Price (a)	Currency
Technical Products	$145.2	$132.3	$12.9	$10.3	$(4.3)	$6.9
Fine Paper and Packaging	81.8	101.3	(19.5)	(16.0)	(3.5)	—
Consolidated	$227.0	$233.6	$(6.6)	$(5.7)	$(7.8)	$6.9

(a) Includes changes in selling price and product mix.

Consolidated net sales of $227.0 million for the three months ended March 31, 2021 decreased $6.6 million (3%) from the prior year period. The 10% increase in Technical Products revenue was more than offset by lower sales in our Fine Paper and Packaging business (down 19%) primarily due to ongoing effects of COVID-19. The impact from lower net selling prices was partially offset by favorable currency effects.While down versus prior year, first quarter consolidated net sales increased 10% from the fourth quarter of 2020.
•Net sales in our technical products business increased $12.9 million (10%) from the prior year period. The revenue increase was primarily driven by growth in transportation and industrial filtration sales, as well as media for face masks in Europe. The favorable currency effects from a stronger euro were partly offset by lower net selling prices in 2021. Net sales also continued to grow sequentially since the second quarter of 2020 and were 11% higher than the fourth quarter of 2020.
•Net sales in our fine paper and packaging business decreased $19.5 million (19%) from the prior year period. The decline was primarily due to lower volumes resulting from COVID-19, with the largest impact in commercial print products used for advertising and marketing. In addition, net selling prices were lower in 2021 due to a lower priced mix. Although down from prior year, net sales continued to grow sequentially since the second quarter of 2020 and were 8% higher than the fourth quarter of 2020.

Analysis of Operating Income — Three Months Ended March 31, 2021 and 2020
The following table sets forth line items from our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended March 31,
	2021	2020
Net sales	100.0%	100.0%
Cost of products sold	78.1	76.9
Gross profit	21.9	23.1
Selling, general and administrative expenses	10.7	11.4
Acquisition costs	5.3	0.5
COVID-19 costs	0.2	0.4
Other restructuring and non-routine costs	—	0.6
Other (income) expense - net	(0.4)	0.1
Operating income	6.0	10.1
Interest expense - net	1.4	1.2
Income before income taxes	4.6	8.9
Provision for income taxes	0.9	1.9
Net income	3.7%	7.0%

The following table presents our operating income by segment for the three months ended March 31, 2021 and 2020:

			Change in Operating Income Compared to Prior Period
	Three Months Ended March 31,			Change Due To
			Total		Net	Input
	2021	2020	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$19.2	$15.2	$4.0	$2.2	$(4.4)	$(0.5)	$1.3	$5.4
Fine Paper and Packaging	12.7	15.8	(3.1)	(5.1)	(2.0)	0.8	—	3.2
Unallocated corporate costs	(18.3)	(7.4)	(10.9)	—	—	—	—	(10.9)
Consolidated	$13.6	$23.6	$(10.0)	$(2.9)	$(6.4)	$0.3	$1.3	$(2.3)

(a) Includes changes in selling price and product mix.
(b) Includes price changes for raw materials and energy.
(c) Includes the net favorable effects of other manufacturing costs, over (under) absorption of fixed costs, distribution and SG&A expenses. In addition, these amounts include the net change in non-GAAP adjustments of $0.5 million, $1.3 million, and $(10.8) million in Technical Products, Fine Paper and Packaging, and Unallocated corporate costs, respectively. See the reconciliation table on F-20 for further detail by segment and type of cost.

Consolidated operating income decreased $10.0 million from the prior year period to $13.6 million for the three months ended March 31, 2021. Lower income in 2021 resulted primarily from $12.0 million of costs related to the acquisition of ITASA, including third-party transaction fees and an unrealized loss on the foreign currency forward contracts negotiated to fund the purchase price. Excluding adjusting items of $12.5 million and $3.5 million in 2021 and 2020, respectively, adjusted operating income of $26.1 million decreased $1.0 million from $27.1 million in the prior year. The decrease was due to lower operating income in Fine Paper and Packaging that was not fully offset by higher operating income in Technical Products.
•Operating income for our technical products business increased $4.0 million from the prior year period to $19.2 million, primarily as a result of lower manufacturing costs, increased volume, lower SG&A spending, favorable foreign currency, partly offset by net of lower selling prices. Excluding unfavorable adjusting items of $0.3 million in 2021 and $0.8 million in 2020 shown on the reconciliation table on F-20, adjusted operating income increased $3.5 million (22%) from $16.0 million to $19.5 million.
•Operating income for our fine paper and packaging business decreased $3.1 million from the prior year period to $12.7 million, primarily as a result of lower sales and production volume and less favorable sales mix. The impact of lower volumes was partly offset by SG&A spending reductions and modest benefits from lower input costs. Excluding unfavorable adjusting items of $0.1 million in 2021 and $1.4 million in 2020 shown on the reconciliation table on F-20, adjusted operating income of $12.8 million in 2021 decreased $4.4 million (26%) from $17.2 million in the prior year.
•Unallocated corporate expenses of $18.3 million increased $10.9 million from the prior year primarily due to costs of $12.0 million related to the ITASA acquisition, including a $6.2 million unrealized loss on the foreign currency forward contracts negotiated to fund the purchase price in euros. Excluding unfavorable adjustments in 2021 and 2020 of $12.1 million and $1.3 million, respectively, shown on the reconciliation table on F-20, adjusted unallocated corporate expenses of $6.2 million increased $0.1 million from prior year.

The following table sets forth our operating income (loss) by segment, adjusted for the effects of certain costs, for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Technical Products
GAAP Operating Income	$19.2	$15.2
COVID-19 costs	0.1	0.6
Other restructuring and non-routine costs	0.2	0.2
Adjusted Operating Income	19.5	16.0

Fine Paper and Packaging
GAAP Operating Income	12.7	15.8
COVID-19 costs	0.3	0.5
Other restructuring and non-routine costs	(0.2)	0.9
Adjusted Operating Income	12.8	17.2

Unallocated Corporate Costs
GAAP Operating Loss	(18.3)	(7.4)
Acquisition costs	12.0	1.0
COVID-19 costs	0.1	—
Other restructuring and non-routine costs	—	0.3
Adjusted Operating Loss	(6.2)	(6.1)

Consolidated
GAAP Operating Income	13.6	23.6
Acquisition costs	12.0	1.0
COVID-19 costs	0.5	1.1
Other restructuring and non-routine costs	—	1.4
Adjusted Operating Income	$26.1	$27.1

In accordance with generally accepted accounting principles in the United States ("GAAP"), consolidated operating income (loss) includes the pre-tax effects of acquisition costs, COVID-19 costs, and other restructuring and non-routine costs. We believe that by adjusting reported operating income to exclude the effects of such items, the resulting adjusted operating income is on a basis that reflects the results of our ongoing operations. In assessing COVID-19 impacts, we excluded only costs which were unusual, incremental and directly attributable to mitigating the effects COVID-19 on our operations. We believe that providing adjusted operating results will help investors gain an additional perspective of underlying business trends and results. Adjusted operating income is not a recognized term under GAAP and should not be considered in isolation or as a substitute for operating income derived in accordance with GAAP. Other companies may use different methodologies for calculating their non-GAAP financial measures and, accordingly, our non-GAAP financial measures may not be comparable to their measures.

Additional Statement of Operations Commentary:
•SG&A expense of $24.3 million for the three months ended March 31, 2021 was $2.3 million lower than SG&A expense of $26.6 million in the prior year period. Costs in the first quarter of 2021 were lower due to the significant actions taken to manage spending and reduce costs during 2020 in areas such as marketing, travel and payroll. Costs in the first quarter of 2020 also included a higher provision for uncollectible accounts receivable and legal expenses.
•For the three months ended March 31, 2021, net interest expense of $3.1 million was higher than the $2.9 million in the first quarter of 2020, due to higher amortization expense for deferred financing costs on the Term Loan B.

•Historically, our effective tax rate has differed from the U.S. statutory tax rate primarily due to the proportion of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate, research and development and other tax credits and excess tax benefits from stock compensation. For the three months ended March 31, 2021 and 2020, we recorded an income tax expense of $2.2 million and $4.3 million, respectively. The effective income tax rate was 21% for both the three months ended March 31, 2021 and March 31, 2020.

Liquidity and Capital Resources
We believe that our financial position and liquidity remain strong, considering as of March 31, 2021, we had:
•no near-term debt maturities, as the Global Revolving Credit Facility matures in December 2023 and the 2020 Term Loan B matures in June 2027;
•significant remaining availability of $155.7 million on our Global Revolving Credit Facility, with no outstanding borrowings;
•$41.0 million of cash and cash equivalents on hand;
•and, on April 6, 2021, in connection with the acquisition of ITASA, we successfully completed the upsizing of our Term Loan B facility from $200 million to $450 million, maturing in April 2028. See Note 10, "Subsequent Events" of Notes to Condensed Consolidated Financial Statements, for further discussion.

	Three Months Ended March 31,
	2021	2020
Net cash flow provided by (used in):
Operating activities	$20.7	$14.2

Investing activities:
Capital expenditures	(4.8)	(4.8)
Other investing activities	(0.2)	(0.1)
Total	(5.0)	(4.9)

Financing activities:
Net borrowings (repayments) of long-term debt	(1.2)	71.7
Cash dividends paid	(8.0)	(8.0)
Shares purchased	(0.4)	(3.8)
Other financing activities	(1.4)	(0.5)
Total	(11.0)	59.4
Effect of exchange rate changes on cash and cash equivalents	(0.8)	(0.2)
Net increase in cash and cash equivalents and restricted cash	$3.9	$68.5

Operating Cash Flow Commentary
•Cash provided by operating activities of $20.7 million for the three months ended March 31, 2021 was $6.5 million higher than cash provided by operating activities of $14.2 million in the prior year period. The increase resulted from lower working capital requirements that more than offset lower earnings. The significant increases in accounts receivable, accounts payable and accrued expenses during the three months ended March 31, 2021 resulted from the sequential growth in business activity and unpaid ITASA acquisition costs.

Investing Commentary:
•For the three months ended March 31, 2021 and 2020, cash used by investing activities was $5.0 million and $4.9 million, respectively. We expect aggregate annual capital expenditures to return to a range of approximately 2 to 4 percent of net sales. We believe that this level of capital spending can be funded from cash provided from operating activities and allows us to maintain the efficiency and cost effectiveness of our assets while also investing in expanded capabilities to successfully pursue strategic initiatives and deliver attractive returns.

Financing Commentary:
•For the three months ended March 31, 2021, cash and cash equivalents increased $3.9 million to $41.0 million at March 31, 2021 from $37.1 million at December 31, 2020. As of March 31, 2021, our cash balance consisted of $14.7 million in the U.S. and $26.3 million held at entities outside of the U.S. As of March 31, 2021, there were no restrictions regarding the repatriation of our non-U.S. cash.
•For the three months ended March 31, 2021, cash used in financing activities was $11.0 million. Cash related to financing activities consists primarily of net borrowings/repayments of long-term debt, dividends paid and share repurchases. During the three months ended March 31, 2021, we made net repayments of $1.2 million as compared to net borrowings of $71.7 million during the prior year period, when we increased cash on hand through borrowings against our Global Revolving Credit Facilities near quarter-end as a precautionary measure to protect against any potential disruption in the banking system that would adversely impact our short-term ability to access cash as a result of COVID-19 effects.
•Availability under our Global Revolving Credit Facility varies over time depending on the value of our inventory, receivables and various capital assets. As of March 31, 2021, we had no outstanding borrowings under our Global Revolving Credit Facility and $155.7 million of available credit (based on exchange rates at March 31, 2021).
•As of March 31, 2021, we had required debt principal payments through March 31, 2022 of $2.8 million for principal payments on the two German loan agreements and $2.0 million for the 2020 Term Loan B payable in equal quarterly installments.
•On April 6, 2021, in connection with the acquisition of ITASA, we completed the upsizing of our Term Loan facility from $200 million to $450 million, maturing in April 2028. See Note 10, "Subsequent Events" of Notes to Condensed Consolidated Financial Statements, for further discussion.

Transactions With Shareholders
•For each of the three months ended March 31, 2021 and 2020, we paid cash dividends of $8.0 million ($0.47 per common share).
•In November 2020, the Board of Directors authorized an evergreen program for the repurchase of up to $25 million of outstanding Common Stock. This plan does not require us to purchase any specific number of shares and may be suspended or discontinued at any time. We did not purchase any shares during the first quarter of 2021. For the three months ended March 31, 2020, we repurchased 59,577 shares of Common Stock at a cost of $3.6 million. For further details on our Stock Purchase Plans, refer to Note 7, "Stockholders' Equity" of Notes to Condensed Consolidated Financial Statements.

Other Items:
•As of March 31, 2021, we had $69.4 million of state NOLs. Our state NOLs may be used to offset $4.3 million in state income taxes. If not used, substantially all of the state NOLs will expire in various amounts between 2021 and 2040. In addition, as of March 31, 2021, we had $27.6 million of U.S. federal and $7.3 million of U.S. state research and development tax credits ("R&D Credits") which, if not used, will expire between 2029 and 2041 for the U.S. federal R&D Credits and between 2021 and 2036 for the state R&D Credits.

Management believes that our ability to generate cash from operations and our borrowing capacity are adequate to fund working capital, capital spending and other cash needs for the next 12 months. Our ability to generate adequate cash from operations beyond 2021 will depend on, among other things, our ability to successfully implement our business strategies, control costs in line with market conditions, and manage the impact of changes in input prices and the impact and duration of COVID-19. We can give no assurance we will be able to successfully implement these items.

Critical Accounting Policies and Use of Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. We believe that the estimates, assumptions and judgments described in "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Estimates" of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. The critical accounting policies used in the preparation of the consolidated financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regard to estimates used. These critical judgments relate to the timing of recognizing sales revenue, the recoverability of deferred income tax assets, pension benefits and future cash flows associated with impairment testing of long-lived assets. Actual results could differ from these fair value measurements and estimates and changes in these estimates are recorded when known. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. There have been no significant changes in these policies, or the estimates used in the application of the policies since December 31, 2020.

Cautionary Note Regarding Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q may constitute "forward-looking" statements as defined under federal securities laws. Statements contained in this quarterly report that are not historical facts may be forward-looking statements within the meaning under federal securities laws and we caution investors that any forward-looking statements we make are not guarantees or indicative of future performance. These forward-looking statements rely on a number of assumptions concerning future events and are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to materially differ from such statements. Such risks, uncertainties and other factors include, but are not necessarily limited to, those set forth under the captions "Cautionary Note Regarding Forward-Looking Statements" and/or "Risk Factors" of our latest Form 10-K filed with the SEC as periodically updated by subsequently filed Form 10-Qs (these securities filings can be located on our website at www.neenah.com). Unless specifically required by law, we assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances. These cautionary statements are being made pursuant to federal securities laws with the intention of obtaining the benefits of the "safe harbor" provisions of such laws.

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
•our existing and future indebtedness;
•our NOLs may not be available to offset our tax liabilities and other tax planning strategies may not be effective; and
•other risks that are detailed from time to time in reports we file with the SEC.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

As of March 31, 2021, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the three months ended March 31, 2021. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings
See Note 8, "Contingencies and Legal Matters" of Notes to Condensed Consolidated Financial Statements.

Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A, "Risk Factors" of our most recent Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities:

The following table contains information about our purchases of our equity securities for the three months ended March 31, 2021:

		Shares Purchased as Part of Publicly Announced Plans or Programs in 2021 (b)
Month	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased	Approximate Dollar Value of Shares that May Yet Be Purchased
January	5,213	$—	—	$25,000,000
February	1,668	$—	—	$25,000,000
March	—	$—	—	$25,000,000

(a) Transactions include the purchase of vested restricted shares from employees to satisfy minimum tax withholding requirements upon vesting of stock-based awards. See Note 7 of Notes to Condensed Consolidated Financial Statements, "Stockholders' Equity."
(b) In November 2020, our Board of Directors authorized a program for the purchase of up to $25 million of outstanding common stock effective January 1, 2021. The program does not require the Company to purchase any specific number of shares and may be suspended or discontinued at any time. For the three months ended March 31, 2021, there were no purchases under this program.

Item 6.  Exhibits

Exhibit Number	Exhibit
10.1
Term Loan Credit Agreement, dated April 6, 2021, by and among Neenah, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed herewith).

10.2
Fourth Amendment, dated April 6, 2021, to the Fourth Amended and Restated Credit Agreement dated December 10, 2018 by and among Neenah, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed herewith).

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

May 6, 2021