Form 10-Q
period 2021-06-30
Neenah Inc
filed 2021-08-05
CIK 1296435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of August 3, 2021, there were 16,862,597 shares of the Company’s Common Stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements
NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Sales	$269.3	$161.4	$496.3	$395.0
Cost of products sold	230.9	140.0	408.3	319.6
Gross Profit	38.4	21.4	88.0	75.4
Selling, general and administrative expenses	27.5	20.8	51.8	47.4
Impairment and asset restructuring costs (Note 11)	34.4	55.3	34.4	55.3
Acquisition and integration costs (Note 4)	0.1	0.1	12.1	1.1
Loss on debt extinguishment (Note 6)	7.2	1.9	7.2	1.9
Pension settlement losses (Note 7)	1.0	—	1.0	—
Other restructuring and non-routine costs	0.9	1.3	0.9	2.7
COVID-19 costs	0.2	0.4	0.7	1.5
Other (income) expense - net	(0.3)	0.1	(1.1)	0.4
Operating Loss	(32.6)	(58.5)	(19.0)	(34.9)
Interest expense - net	4.8	3.0	7.9	5.9
Loss Before Income Taxes	(37.4)	(61.5)	(26.9)	(40.8)
Benefit for income taxes	(7.7)	(11.4)	(5.5)	(7.1)
Net Loss	$(29.7)	$(50.1)	$(21.4)	$(33.7)

Loss Per Common Share
Basic	$(1.76)	$(2.98)	$(1.27)	$(2.01)
Diluted	$(1.76)	$(2.98)	$(1.27)	$(2.01)

Weighted Average Common Shares Outstanding (in thousands)
Basic	16,851	16,797	16,844	16,812
Diluted	16,851	16,797	16,844	16,812

Cash Dividends Declared Per Share of Common Stock	$0.47	$0.47	$0.94	$0.94

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Loss	$(29.7)	$(50.1)	$(21.4)	$(33.7)
Reclassification of amounts recognized in the condensed consolidated statements of operations:
Amortization of adjustments to pension and other postretirement benefit liabilities (Note 7)	1.3	1.5	3.0	3.1
Pension settlement and curtailment losses (Notes 7 and 11)	1.3	—	1.3	—
Amounts recognized in the condensed consolidated statements of operations	2.6	1.5	4.3	3.1
Unrealized foreign currency translation gain (loss)	4.6	3.6	(4.5)	(0.4)
Net gain from pension plans (Note 3)	16.0	—	16.0	—
Income From Other Comprehensive Income Items	23.2	5.1	15.8	2.7
Provision for income taxes	4.8	0.4	4.8	0.6
Other Comprehensive Income	18.4	4.7	11.0	2.1
Comprehensive Loss	$(11.3)	$(45.4)	$(10.4)	$(31.6)

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$36.7	$37.1
Accounts receivable (less allowances of $1.8 million and $1.5 million)	155.6	100.2
Inventories	136.0	108.9
Prepaid and other current assets	32.4	25.1
Total Current Assets	360.7	271.3
Property, Plant and Equipment
Property, plant and equipment, at cost	835.0	812.8
Less accumulated depreciation	526.4	483.4
Property, Plant and Equipment—net	308.6	329.4
Finance Lease Right-of-Use Assets (Note 1)	22.3	—
Operating Lease Right-of-Use Assets (Note 1)	18.9	20.2
Deferred Income Taxes	25.1	18.3
Goodwill	204.8	87.4
Intangible Assets—net	164.0	62.6
Other Noncurrent Assets	13.1	17.4
TOTAL ASSETS	$1,117.5	$806.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year (Note 6)	$7.3	$4.9
Finance lease liabilities payable within one year	1.0	—
Operating lease liabilities payable within one year	3.3	3.2
Accounts payable	98.0	46.0
Accrued expenses	70.8	61.9
Total Current Liabilities	180.4	116.0
Long-term Debt (Note 6)	435.8	189.5
Finance Lease Liabilities, Noncurrent (Note 1)	21.5	—
Operating Lease Liabilities, Noncurrent (Note 1)	17.0	18.4
Noncurrent Employee Benefits	74.9	96.8
Deferred Income Taxes	38.9	12.3
Other Noncurrent Obligations	5.5	6.0
TOTAL LIABILITIES	774.0	439.0
Contingencies and Legal Matters (Note 10)	—	—
TOTAL STOCKHOLDERS’ EQUITY	343.5	367.6
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,117.5	$806.6

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions, shares in thousands)
(Unaudited)

	2021 Activity
	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2020	18,746	$0.2	$(87.6)	$338.3	$220.4	$(103.7)	$367.6
Net income	—	—	—	—	8.3	—	8.3
Other comprehensive loss, including income taxes	—	—	—	—	—	(7.4)	(7.4)
Dividends declared	—	—	—	—	(8.0)	—	(8.0)
Stock options exercised	3	—	—	—	—	—	—
Restricted stock vesting (Note 9)	16	—	(0.4)	—	—	—	(0.4)
Stock-based compensation	—	—	—	1.5	—	—	1.5
Balance, March 31, 2021	18,765	0.2	(88.0)	339.8	220.7	(111.1)	361.6
Net loss	—	—	—	—	(29.7)	—	(29.7)
Other comprehensive income, net of income taxes	—	—	—	—	—	18.4	18.4
Dividends declared	—	—	—	—	(8.1)	—	(8.1)
Stock options exercised	1	—	—	—	—	—	—
Restricted stock vesting (Note 9)	22	—	(0.1)	—	—	—	(0.1)
Stock-based compensation	—	—	—	1.3	—	—	1.3
Other	—	—	—	0.1	—	—	0.1
Balance, June 30, 2021	18,788	$0.2	$(88.1)	$341.2	$182.9	$(92.7)	$343.5

	2020 Activity
	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2019	18,678	$0.2	$(82.8)	$334.1	$268.1	$(113.3)	$406.3
Net income	—	—	—	—	16.4	—	16.4
Other comprehensive loss, including income taxes	—	—	—	—	—	(2.6)	(2.6)
Dividends declared	—	—	—	—	(8.0)	—	(8.0)
Shares purchased (Note 9)	—	—	(3.6)	—	—	—	(3.6)
Stock options exercised	3	—	—	—	—	—	—
Restricted stock vesting (Note 9)	8	—	(0.2)	—	—	—	(0.2)
Stock-based compensation	—	—	—	1.5	—	—	1.5
Balance, March 31, 2020	18,689	0.2	(86.6)	335.6	276.5	(115.9)	409.8
Net loss	—	—	—	—	(50.1)	—	(50.1)
Other comprehensive income, net of income taxes	—	—	—	—	—	4.7	4.7
Dividends declared	—	—	—	—	(8.0)	—	(8.0)
Stock options exercised	2	—	—	—	—	—	—
Restricted stock vesting (Note 9)	9	—	—	—	—	—	—
Stock-based compensation	—	—	—	1.6	—	—	1.6
Balance, June 30, 2020	18,700	$0.2	$(86.6)	$337.2	$218.4	$(111.2)	$358.0

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(21.4)	$(33.7)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20.5	19.7
Stock-based compensation	2.8	3.1
Deferred income tax benefit	(12.3)	(10.3)
Impairment loss (Note 11)	32.4	52.3
Loss on debt extinguishment (Note 6)	7.2	1.9
Loss on foreign currency forward contracts (Note 1)	5.1	—
Pension settlement and curtailment losses (Notes 7 and 11)	1.3	—
Provision for uncollectible accounts receivable	—	1.1
Loss on asset dispositions	0.3	0.1
Decrease (increase) in working capital	(6.1)	7.9
Pension and other postretirement benefits	(6.4)	(0.1)
Long-term payroll taxes	—	1.7
Other	—	(0.1)
Net Cash Provided By Operating Activities	23.4	43.6

INVESTING ACTIVITIES
Capital expenditures	(11.3)	(8.0)
Acquisition of Itasa (Note 4)	(240.2)	—
Sale (purchase) of marketable securities	3.7	(0.1)
Other	0.2	(0.2)
Net Cash Used in Investing Activities	(247.6)	(8.3)

FINANCING ACTIVITIES
Long-term borrowings (Note 6)	457.4	291.0
Repayments of long-term debt (Note 6)	(207.8)	(107.5)
Debt issuance costs	(8.9)	(5.2)
Cash dividends paid	(15.9)	(16.0)
Shares purchased (Note 9)	(0.5)	(3.8)
Other	(0.3)	—
Net Cash Provided by Financing Activities	224.0	158.5

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.2)	(0.1)
Net Increase (Decrease) in Cash and Cash Equivalents	(0.4)	193.7
Cash and Cash Equivalents, Beginning of Year	37.1	9.0
Cash and Cash Equivalents, End of Period (Including Restricted Cash as of June 30, 2020, Note 6)	$36.7	$202.7

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest costs capitalized	$6.7	$5.4
Cash paid during period for income taxes	$4.0	$3.0
Non-cash investing activities:
Liability for equipment acquired	$3.1	$2.1

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

Earnings per Share ("EPS")
The following table presents the computation of basic and diluted EPS (dollars in millions except per share amounts, shares in thousands):

Earnings (Loss) Per Basic Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Loss from continuing operations	$(29.7)	$(50.1)	$(21.4)	$(33.7)
Amounts attributable to participating securities	—	—	(0.1)	(0.1)
Net loss available to common stockholders	$(29.7)	$(50.1)	$(21.5)	$(33.8)

Weighted-average basic shares outstanding	16,851	16,797	16,844	16,812

Basic loss per share	$(1.76)	$(2.98)	$(1.27)	$(2.01)

Earnings (Loss) Per Diluted Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Loss from continuing operations	$(29.7)	$(50.1)	$(21.4)	$(33.7)
Amounts attributable to participating securities	—	—	(0.1)	(0.1)
Net loss available to common stockholders	$(29.7)	$(50.1)	$(21.5)	$(33.8)

Weighted-average basic shares outstanding	16,851	16,797	16,844	16,812
Add: Assumed incremental shares under stock compensation plans (a)	—	—	—	—
Weighted-average diluted shares	16,851	16,797	16,844	16,812

Diluted loss per share	$(1.76)	$(2.98)	$(1.27)	$(2.01)

(a) For the three months ended June 30, 2021 and 2020, there were 324,182 and 338,690 potentially dilutive options, respectively, excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s Common Stock. For the six months ended June 30, 2021 and 2020, there were 324,189 and 340,886 potentially dilutive options, respectively, similarly excluded from the computation of dilutive common shares. In addition, as a result of the loss from continuing operations for the three and six months ended June 30, 2021, incremental shares of 51,000 and 49,000, respectively, resulting from the dilutive options and performance share units, were excluded from the diluted earnings per share calculation as the effect would have been anti-dilutive. Similarly, as a result of the loss from continuing operations for the three and six months ended June 30, 2020, incremental shares of 23,000 and 28,000, respectively, resulting from the dilutive options and performance share units, were excluded from the diluted earnings per share calculation as the effect would have been anti-dilutive.

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

As of June 30, 2021, the carrying values of the Company’s debt approximated fair value. The fair value for all debt instruments was estimated from Level 2 measurements using rates currently available to the Company for debt of the same remaining maturities.

During the three months ended March 31, 2021, in anticipation of the Itasa acquisition (as further defined and discussed in Note 4, "Acquisition"), the Company entered into foreign currency forward contracts to purchase €205.9 million at a weighted average exchange rate of $1.203 per euro on April 6, 2021. These contracts were designed to act as economic hedges for the pending Itasa acquisition and were settled on that date with a loss of $5.1 million.

As of June 30, 2021, the Company had $0.7 million in marketable securities in the U.S. classified as "Other Noncurrent Assets" on the Condensed Consolidated Balance Sheet. The cost of such marketable securities was $0.7 million. Fair value for the Company’s marketable securities was estimated from Level 1 inputs. The Company’s U.S. marketable securities are designated for the payment of benefits under its supplemental employee retirement plan ("SERP"). As of June 30, 2021, Neenah Germany had investments of $2.2 million that were restricted to the payment of certain post-retirement employee benefits of which $0.8 million and $1.4 million are classified as "Prepaid and other current assets" and "Other Noncurrent Assets", respectively, on the Condensed Consolidated Balance Sheet. The cost of these investments approximated market.

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

Refer to Note 12, "Business Segment Information" for disaggregation of segment revenue from contracts with customers for the three and six months ended June 30, 2021 and 2020.

Allowance for Uncollectible Accounts Receivable
Losses on receivables are estimated based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written-off when it is expected that contractual payments due will not be collected in accordance with the terms of the agreement. The allowance for uncollectible accounts receivable was $1.8 million and $1.5 million as of June 30, 2021 and December 31, 2020, respectively. The Company recorded a $1.0 million provision for uncollectible accounts receivable from the impacts of COVID-19 for the six months ended June 30, 2020. There were no significant adjustments for the three and six months ended June 30, 2021.

Leases
As of June 30, 2021, the Company has $22.5 million of finance leases, primarily for manufacturing facilities in Spain and Mexico as a result of the Itasa acquisition. The finance lease Right-of-Use ("ROU") assets acquired were valued at $22.1 million, with corresponding lease liabilities, with a weighted-average term of approximately 19.5 years and weighted-average discount rate of 4.3%. Finance leases with terms greater than 12 months are included in "Finance Lease Right-of-Use Assets", "Finance lease liabilities payable within one year" and "Noncurrent Finance Lease Liabilities" on the Condensed Consolidated Balance Sheets.

The Company has operating leases for corporate offices, warehouses, converting operations, and certain equipment, with remaining lease terms of up to 10 years, some of which include options to extend the leases for up to five years. The Company determines if an arrangement is a lease at inception. Operating leases with terms greater than 12 months are included in "Operating Lease Right-of-Use Assets", "Operating lease liabilities payable within one year" and "Noncurrent Operating Lease Liabilities" on the Condensed Consolidated Balance Sheets.

Impacts of COVID-19
The Company recorded incremental and direct costs of responding to the novel coronavirus pandemic (“COVID-19”) of $0.2 million and $0.7 million for the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2020, the Company recorded $0.4 million and $1.5 million, respectively, related to COVID-19.

Note 2.  Accounting Standards Changes
As of June 30, 2021, there were no amendments to the ASC that will have or are reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows upon adoption.

Note 3.  Supplemental Balance Sheet Data

The following table presents inventories by major class:

	June 30, 2021	December 31, 2020
Raw materials	$46.7	$28.9
Work in progress	26.5	20.1
Finished goods	70.8	61.0
Supplies and other	4.0	5.3
	148.0	115.3
Adjust FIFO inventories to LIFO cost	(12.0)	(6.4)
Total	$136.0	$108.9

The FIFO values of inventories valued on the LIFO method were $97.1 million and $88.5 million as of June 30, 2021 and December 31, 2020, respectively. For the three and six months ended June 30, 2021, income from continuing operations before income taxes was reduced by less than $0.1 million due to a decrease in certain LIFO inventory quantities. Inventories at June 30, 2021 included an additional $24.6 million from the Itasa acquisition (see Note 4, "Acquisition").

The following table presents changes in accumulated other comprehensive income (loss) ("AOCI") for the six months ended June 30, 2021:

	Net Unrealized Foreign Currency Translation Loss	Net Loss from Pension and Other Postretirement Liabilities	Accumulated Other Comprehensive Loss
AOCI — December 31, 2020	$(1.7)	$(102.0)	$(103.7)
Other comprehensive income (loss) before reclassifications (a)	(4.5)	17.3	12.8
Amounts reclassified from AOCI	—	3.0	3.0
Income (loss) from other comprehensive income items	(4.5)	20.3	15.8
Provision (benefit) for income taxes	(0.2)	5.0	4.8
Other comprehensive income (loss)	(4.3)	15.3	11.0
AOCI — June 30, 2021	$(6.0)	$(86.7)	$(92.7)

(a)    During the three months ended June 30, 2021, the Company recorded a net $16.0 million decrease in the pension plan obligations due to remeasurements in conjunction with a redistribution of active and inactive participants between the separate pension plans and the Appleton Mill closure. For the three months ended June 30, 2021, a $0.3 million pension plan curtailment loss was recorded in conjunction with the mill closure (see Note 11, "Impairment and Asset Restructuring Costs"). In addition, the Company recorded a $1.0 million loss related to a SERP settlement.

For the six months ended June 30, 2021 and 2020, the Company reclassified $3.0 million and $3.1 million of costs, respectively, from AOCI to "Other expense - net" on the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2021 and 2020, the Company recognized an income tax benefit of $0.7 million and $0.8 million, respectively, related to such reclassifications classified as "Provision for income taxes" on the Condensed Consolidated Statements of Operations.

Note 4.  Acquisition
Acquisition of Itasa
On April 6, 2021, the Company completed the acquisition (the “Acquisition”) of all of the outstanding capital stock of Global Release Liners, S.L., a Spanish limited company (“Itasa”), from Magnum Capital and other minority shareholders for approximately $240.2 million in cash, net of cash on hand and debt extinguishment, and including a loss on foreign currency forward contracts. Itasa, through its subsidiaries, is a leading global coater and converter of release liners used in hygiene, tapes, industrial, labels, composites and various other end markets. The Acquisition was funded with available cash-on-hand and the net proceeds of the Term Loan B discussed in Note 6, "Debt." The Company incurred $12.1 million of costs related to the Acquisition, including a realized loss of $5.1 million related to the foreign currency forward contracts negotiated to fund the purchase price in euros. See Note 1, "Background and Basis of Presentation," for further discussion on these contracts. The Itasa business is now part of the Company's Technical Products segment.

The Company accounted for the transaction using the acquisition method in accordance with ASC Topic 805, Business Combinations ("ASC Topic 805"). The preliminary allocation of the purchase price was based on estimates of the fair value of assets acquired and liabilities assumed as of April 6, 2021, and certain inventory and income tax balances are subject to adjustment as additional information is obtained. We may further revise the preliminary allocation of the purchase price during the remainder of the measurement period, which will not exceed twelve months from the closing of the acquisition, and such revisions may be material.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed as of April 6, 2021.

As of April 6, 2021
Assets Acquired
Cash and cash equivalents	$34.0
Accounts receivable	20.7
Inventories	24.6
Prepaid and other current assets	2.1
Property, plant and equipment	19.6
Finance lease Right-of-Use assets	22.1
Operating lease Right-of-Use assets	0.1
Deferred income taxes	0.7
Non-amortizable intangible assets	4.1
Amortizable intangible assets	100.3
Other assets	0.3
Goodwill	119.1
Total assets acquired	347.7

Liabilities Assumed
Accounts payable	22.3
Accrued expenses	6.1
Long-term debt	26.4
Lease liabilities - Finance	22.1
Lease liabilities - Operating	0.1
Deferred income taxes	28.1
Total liabilities assumed	105.1

Net assets acquired	$242.6

The Company estimated the preliminary fair value of the assets and liabilities acquired in accordance with ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820"). The preliminary fair value of amortizable and non-amortizable intangible assets was estimated by applying a royalty rate to projected revenue, net of tax impacts and adjusted for present value considerations. The Company estimated the preliminary fair value of acquired property, plant and equipment using a combination of cost and market approaches. In general, the preliminary fair value of other acquired assets and liabilities was estimated using the cost basis of Itasa.

The excess of the purchase price over the estimated fair value of the tangible net assets and identifiable intangible assets acquired was recorded as goodwill. The factors contributing to the amount of goodwill recognized are based on several strategic and synergistic benefits that are expected to be realized from the acquisition of Itasa. These benefits include entry into profitable new markets for silicone release liners with new capabilities and recognized brands and synergies from combining the business with Neenah's existing infrastructure. None of the goodwill recognized as part of the Itasa acquisition will be deductible for income tax purposes. All of the acquired goodwill was allocated to the Technical Products segment.
For three months ended June 30, 2021, the Company recorded net sales of $33.2 million and a loss from operations before income taxes of $2.2 million for the acquired business. Such loss included a $5.1 million one-time cost resulting from the step-up in inventory to fair value on the date of acquisition.

The following selected unaudited pro forma consolidated statement of operations data for the six months ended June 30, 2021 and 2020, was prepared as though the Acquisition had occurred as of the beginning of 2020. The information does not reflect events that occurred after April 6, 2021 or any operating efficiencies or inefficiencies that may result from the Acquisition. The pro forma information below includes $17.2 million of non-recurring transaction costs directly attributable to the Acquisition. Therefore, the information is not necessarily indicative of results that would have been achieved had the businesses been combined during the period presented or the results that the Company will experience going forward.

	Six Months Ended June 30,
	2021	2020
Net Sales	$528.9	$451.2
Operating Income (Loss)	8.5	(55.2)
Net Loss	(2.0)	(51.8)
Loss Per Common Share:
Basic	$(0.12)	$(3.09)
Diluted	$(0.12)	$(3.09)

Note 5. Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Income tax benefit represented (21)% and (19)% of pre-tax book loss for the three months ended June 30, 2021 and 2020, respectively, and (20)% and (17)% of pre-tax book loss for the six months ended June 30, 2021 and 2020, respectively. The effective income tax benefit rates in 2021 and 2020, were significantly impacted by the effects of the $32.4 million and $52.3 million, respectively, of impairment losses of the Appleton Mill (see Note 11, "Impairment and Asset Restructuring Costs") which resulted in consolidated pre-tax book losses in each period. During the three months ended June 30, 2021, the Company recorded $2.9 million of income tax expense to reflect the elimination of certain deferred tax benefits due to the mill closure. In addition, during this period, the Company recorded an income tax benefit of $1.4 million upon filing income tax returns to utilize the NOL carryback provisions of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). Combined with the estimated benefit recorded as of December 31, 2020, the Company has recorded an income tax benefit of $2.3 million and a corresponding tax receivable of $9.1 million for the tax refund.

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

The following table presents the principal reasons for the difference between the Company's effective income tax (benefit) rate and the U.S. federal statutory income tax (benefit) rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
U.S. federal statutory income tax rate	(21)%	(21)%	(21)%	(21)%
U.S. state income taxes, net of federal income tax effect	(5)%	(4)%	(8)%	(5)%
Impact of Appleton Mill closure on deferred tax benefits	8%	—%	11%	—%
Benefit of CARES Act NOL carryback	(4)%	—%	(5)%	—%
Foreign tax rate differences and financing structure	1%	—%	3%	—%
U.S. taxes on foreign earnings	1%	—%	2%	1%
Research and development and other tax credits	(1)%	2%	(5)%	(3)%
Uncertain income tax positions	—%	—%	1%	1%
Valuation allowances	—%	6%	—%	10%
Other differences - net	—%	(2)%	2%	—%
Effective income tax rate	(21)%	(19)%	(20)%	(17)%

Note 6.  Debt
Long-term debt consisted of the following:

	June 30, 2021	December 31, 2020
2021 Term Loan B (variable rates) due April 2028	$450.0	$—
2020 Term Loan B (variable rates) extinguished April 2021	—	199.0
Global Revolving Credit Facility (variable rates) due December 2023	—	—
German loan agreement (2.45% fixed rate) due in quarterly installments ending September 2022	1.7	2.4
German loan agreement (1.45% fixed rate) due in quarterly installments ending September 2022	1.7	2.6
Debt discounts and deferred financing costs	(10.3)	(9.6)
Total debt	443.1	194.4
Less: Debt payable within one year	7.3	4.9
Long-term debt	$435.8	$189.5

Term Loan B Credit Facility
On June 30, 2020, the Company entered into a Term Loan Credit Agreement (the “2020 Term Loan Credit Agreement”) which provides a seven-year Term Loan B credit facility (the "Term B Facility") in the initial principal amount of $200 million (the "2020 Term Loan B".) The 2020 Term Loan B was executed in a single $200 million draw on the closing date. Proceeds under the Term B Facility were used to redeem in full $175 million of senior unsecured notes due May 2021, repay borrowings under the Company’s senior secured revolving credit facility, pay fees and expenses of the transaction and for general corporate purposes. In connection with this transaction, the Company had restricted cash of $176.5 million as of June 30, 2020.

On April 6, 2021, in connection with the acquisition of Itasa, the Company entered into an Amendment and Restatement Agreement (the "Term Loan Credit Agreement"), which provides a seven-year term loan B facility in the initial principal amount of $450 million (the “Term Loan B”), which replaces the 2020 Term Loan B. The Term Loan B is repayable in equal quarterly installments commencing on September 30, 2021 in an aggregate annual amount equal to 1% of the original principal amount of the Term Loan B (subject to certain reductions in connection with debt prepayments and debt buybacks). Cash proceeds of borrowings on the closing date under the Term Loan B were used by the Company to pay the cash consideration for the Acquisition, including the repayment of certain existing debt of Itasa, and to pay fees and expenses in connection with the Acquisition, the Term Loan B and the amendment of the ABL Credit Agreement. The Company will use any remaining proceeds of the Term Loan B for general corporate purposes of the Company and its subsidiaries. The Company recognized $7.2 million of loss on debt extinguishment in connection with the transaction.

Under the terms of the Term Loan Credit Agreement, borrowings under the Term Loan B will bear interest at a per annum rate equal to either (a) the reserve-adjusted LIBOR rate for interest periods of one, two or three months, plus an applicable rate of 3.00% per annum, or (b) the Alternate Base Rate, plus an applicable rate of 2.00% per annum. “Alternate Base Rate” will be equal to the greatest of (1) the prime rate as quoted from time to time in The Wall Street Journal or published by the Federal Reserve Board, (2) the overnight bank funding rate established by the Federal Reserve Bank of New York, plus 50 basis points, and (3) one-month reserve-adjusted LIBOR plus 100 basis points. The Alternate Base Rate is subject to a “floor” of 1.5%, and the adjusted LIBOR rate is subject to a “floor” of 0.5%. The applicable interest rate under the Term Loan B was 3.50% as of June 30, 2021.

The Term Loan Credit Agreement contains covenants with which the Company and its subsidiaries must comply during the term of the agreement, which the Company believes are ordinary and standard for agreements of this nature. As of June 30, 2021, the Company was in compliance with all terms of the Term Loan Credit Agreement.

Secured Revolving Credit Facility
In December 2018, the Company amended its existing global secured revolving credit facility (the “Global Revolving Credit Facility”) by entering into a Fourth Amended and Restated Credit Agreement, dated December 10, 2018 (the “ABL Credit Agreement”). The Global Revolving Credit Facility will mature on December 10, 2023.

On April 6, 2021, in connection with the acquisition of Itasa, the Company amended the ABL Credit Agreement by entering into a Fourth Amendment to Fourth Amended and Restated Credit Agreement (the "Fourth Amendment"). The Fourth Amendment, among other things, adds provisions (a) specifically permitting the consummation of the Acquisition, (b) permitting the incurrence of the Term Loan B, and (c) permitting certain indebtedness, liens and other transactions to facilitate consummation of the Acquisition and the financing of working capital for Itasa.

Availability under the Global Revolving Credit Facility varies over time depending on the value of the Company’s inventory, receivables and various capital assets. As of June 30, 2021, the Company had no borrowings and $0.3 million in letters of credit outstanding under the Global Revolving Credit Facility and $159.6 million of available credit (based on exchange rates at June 30, 2021). As of June 30, 2021, the weighted-average interest rate under the Global Revolving Credit Facility was 1.3 percent per annum.

The ABL Credit Agreement contains covenants with which the Company and its subsidiaries must comply during the term of the agreement, which the Company believes are ordinary and standard for agreements of this nature. As of June 30, 2021, the Company was in compliance with all terms of the ABL Credit Agreement.

Under the terms of the Term Loan Credit Agreement and the ABL Credit Agreement, the Company has limitations on its ability to repurchase shares of and pay dividends on its Common Stock. These limitations are triggered depending on the Company’s credit availability under the ABL Credit Agreement and leverage levels under the Term Loan Credit Agreement. As of June 30, 2021, none of these covenants were restrictive to the Company’s ability to repurchase shares of and pay dividends on its Common Stock.

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

The following table presents the components of net periodic benefit cost for the Company’s defined benefit plans and postretirement plans other than pensions:

Components of Net Periodic Benefit Cost for Defined Benefit Plans

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended June 30,
	2021	2020	2021	2020
Service cost	$1.0	$1.2	$0.2	$0.3
Interest cost	3.1	3.5	0.2	0.2
Expected return on plan assets (a)	(4.9)	(5.2)	—	—
Recognized net actuarial loss	1.0	1.3	0.3	0.1
Amortization of prior service benefit	—	0.1	—	—
Amount of settlement and curtailment losses recognized (b)	1.3	—	—	—
Net periodic benefit cost	$1.5	$0.9	$0.7	$0.6

	Pension Benefits		Postretirement Benefits Other than Pensions
	Six Months Ended June 30,
	2021	2020	2021	2020
Service cost	$2.1	$2.4	$0.5	$0.6
Interest cost	6.1	7.0	0.3	0.4
Expected return on plan assets (a)	(9.8)	(10.4)	—	—
Recognized net actuarial loss	2.4	2.6	0.5	0.3
Amortization of prior service benefit	0.1	0.2	—	—
Amount of settlement and curtailment losses recognized (b)	1.3	—	—	—
Net periodic benefit cost	$2.2	$1.8	$1.3	$1.3

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
(b)    For the three months ended June 30, 2021, the Company recognized a settlement loss of $1.0 million related to the SERP and a curtailment loss of $0.3 million related to the Appleton Mill closure. See Note 11, "Impairment and Asset Restructuring Costs," for further discussion of the Appleton Mill closure.

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

For the six months ended June 30, 2021, the Company made $7.5 million of aggregate contributions to qualified and nonqualified defined benefit pension trusts and payments of pension benefits for unfunded pension and other postretirement benefit plans. The Company expects to make $11.0 million of such payments in calendar 2021. The Company made similar payments of $3.5 million and $11.5 million for the six months ended June 30, 2020 and for the year ended December 31, 2020, respectively.

Note 8.  Stock Compensation Plan
Stock Options and Stock Appreciation Rights ("Options")
There were no Options awarded during the six months ended June 30, 2021.

The following table presents information regarding Options that vested during the six months ended June 30, 2021:

Options vested	15,869
Aggregate grant date fair value of Options vested (in millions)	$0.2

The following table presents information regarding outstanding Options:

	June 30, 2021	December 31, 2020
Options outstanding	373,068	380,844
Aggregate intrinsic value (in millions)	$0.7	$1.2
Per share weighted average exercise price	$71.75	$70.99
Exercisable Options	372,053	362,651
Aggregate intrinsic value (in millions)	$0.7	$1.2
Unvested Options	1,015	18,193
Per share weighted average grant date fair value	$10.32	$14.48

Performance Share Units ("PSUs") and Restricted Share Units ("RSUs")
For the six months ended June 30, 2021, the Company granted target awards of 86,278 PSUs. The measurement period for the PSUs is January 1, 2021 through December 31, 2023. The PSUs vest on the third anniversary from the date of grant. Common Stock of an amount between zero and 200 percent of the PSUs target will be awarded based on the Company’s return on invested capital, consolidated revenue growth, free cash flow as a percentage of net sales, and total return to shareholders relative to the companies in the Russell 2000® Value small cap index. The Company’s return on invested capital, consolidated revenue growth, and free cash flow as a percentage of net sales are adjusted for certain items as further described in the Performance Share Award Agreement. The average price on the dates of grant for the PSUs was $54.35 per share.

For the six months ended June 30, 2021, the Company awarded 42,044 RSUs to certain employees. The weighted average grant date fair value of such awards was $53.21 per share and one third of the shares will vest on each of the first three anniversaries of the grant date, with certain exceptions for retiring employees. For the six months ended June 30, 2021, the Company also awarded 11,119 RSUs to non-employee members of the Board of Directors. The weighted average grant date fair value of such awards was $54.06 per share and the awards vest one year from the date of grant. During the vesting period, the holders of the RSUs are entitled to dividends, but the RSUs do not have voting rights.

Generally, the RSUs and PSUs are forfeited in the event the holder is no longer working for the Company on the vesting date. However, under specific circumstances, vesting may be accelerated or reflect pro-rata vesting.

Note 9.  Stockholders' Equity
Common Stock
As of June 30, 2021 and December 31, 2020, the Company had 16,862,000 shares and 16,829,000 shares of Common Stock outstanding, respectively.

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

For the six months ended June 30, 2021 and 2020, the Company acquired 8,766 and 3,476 shares of Common Stock, respectively, at a cost of $0.5 million and $0.2 million, respectively for shares surrendered by employees to pay taxes due on vested restricted stock awards.

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

Employees and Labor Relations
The Company’s U.S. union employees are represented by the USW. Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the "IG BCE"). In Spain and Mexico, most of our employees are eligible to be represented by the local workers' unions: Confederacion Sindical de Comisiones Obreras ("CCOO") and Langile Abertzaalen Batzordeak ("LAB") in Spain; and Federacion de Trabajadores del Estado de Queretaro ("CTM") in Mexico. In the Netherlands, most of our employees are eligible to be represented by the Christelijke Nationale Vakbond ("CNV") and the Federatie Nederlandse Vakvereniging ("FNV"). As of June 30, 2021, the Company had 554 U.S. employees covered under collective bargaining agreements that will expire in the next 12 months.

The following table shows the expiration dates of the Company’s various bargaining agreements and the number of employees covered under each of these agreements:

Contract Expiration Date	Location	Union	Number of Employees
April 2021	Eerbeek, Netherlands	CNV, FNV	(a)
November 2021	Lowville, NY	USW	85
December 2021	Andoain, Spain	CCOO, LAB	(a)
January 2022	Whiting, WI	USW	192
May 2022 (b)	Appleton, WI	USW	83
June 2022	Neenah, WI	USW	194
July 2022	Munising, MI	USW	191
September 2022	Neenah Germany	IG BCE	(a)
March 2023	Queretaro, Mexico	CTM	(a)

(a)    Under the local laws of international subsidiaries, union membership is voluntary and does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement with the IG BCE, CCOO and LAB, CTM, and the CNV and FNV cannot be determined. The Company is currently in negotiations with the CNV and FNV. Until new contracts are signed, the terms of the previous contracts still apply.
(b)    On June 28, 2021, the Company's Board of Directors approved the permanent closure of the Appleton Mill.

The Company’s United Kingdom salaried and hourly employees are eligible to participate in Unite the Union ("UNITE") on an individual basis, but not under a collective bargaining agreement.

Note 11.  Impairment and Asset Restructuring Costs
2021 Appleton Mill Closure
On June 28, 2021, the Company's Board of Directors approved the permanent closure of the manufacturing facility in Appleton, Wisconsin (the “Appleton Mill”) used in the Technical Products segment. The closure of the facility is expected to be substantially complete by the end of the third quarter of 2021. In connection with the closure, the Company reduced the carrying value of these assets from the net book value of $43.0 million to an estimated salvage value of $10.6 million, which resulted in a non-cash impairment loss of $32.4 million ($24.3 million, net of tax). The salvage value was determined using third-party appraisal estimates based on observable market inputs (Level 2). In addition, the Company recorded $5.0 million of other restructuring charges, including reserves for obsolescence of inventory and environmental exposure, severance costs and a curtailment loss on the pension obligations of the terminated workers. Further, the Company incurred a charge of $2.9 million relating to the loss of certain deferred income tax benefits.

The Company updated the qualitative review of goodwill and other indefinite-lived intangibles, noting that there were no impairment indicators triggered as of June 30, 2021.

2020 Impairment and Asset Restructuring Costs
During the three months ended June 30, 2020, due to the adverse impacts of COVID-19, the Company recorded non-cash impairment and asset restructuring costs of $55.3 million, of which $52.3 million related to a non-cash impairment loss for long-lived assets of the Appleton Mill. The Company determined the fair value of the long-lived assets principally on a probability-weighting of the discounted cash flows expected under multiple operating scenarios, based in part on the Company's current and future evaluation of economic conditions, as well as current and future plans (Level 3). The Company used a credit-adjusted risk-free rate of 9.5% based on the expected rate of return from the highest and best use of similar assets by a market participant. The other charges of $3.0 million arose from accelerated depreciation due to the idling of assets and related employee termination benefits for a workforce reduction in the Fine Paper and Packaging segment.

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

A summary of the asset restructuring and impairment costs incurred during the three and six months ended June 30, 2021 and 2020, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Impairment loss	$32.4	$52.3	$32.4	$52.3
Inventory obsolescence charge (recorded in Cost of Products Sold)	3.0	—	3.0	—
Restructuring charges from idled assets	—	2.6	—	2.6
Other restructuring charges	2.0	0.4	2.0	0.4
Total	$37.4	$55.3	$37.4	$55.3

Note 12.  Business Segment Information
The Company’s reportable operating segments consist of Technical Products and Fine Paper and Packaging.

In January 2021, the Company realigned management of the publishing products component of the Technical Products segment to be part of the Fine Paper and Packaging segment. As a result, the Company recast the comparable 2020 information and presented the $5.5 million and $15.4 million of net sales and $1.1 million and $0.2 million of operating loss for the three and six months ended June 30, 2020, respectively, formerly in the Technical Products segment as part of the Fine Paper and Packaging segment. The Company also recast the total assets by segment and presented the $21.0 million of total assets as of December 31, 2020 related to publishing products within the Fine Paper and Packaging segment.

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

During the three months ended March 31, 2021, the Company further disaggregated the former performance materials business into industrial solutions and specialty coatings components, and recast the prior year period disclosure. The increase in the specialty coatings component beginning with the three months ended June 30, 2021 was due to the Itasa acquisition (see Note 4, "Acquisition"). The following table presents sales by product category for the Technical Products businesses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Filtration	38%	45%	44%	45%
Industrial solutions	33%	45%	35%	43%
Specialty coatings	29%	10%	21%	12%
Total	100%	100%	100%	100%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Commercial	52%	47%	53%	54%
Consumer and packaging	48%	53%	47%	46%
Total	100%	100%	100%	100%

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

The following tables summarize the net sales, operating income (loss), and total assets for each of the Company’s business segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales
Technical Products	$179.6	$100.6	$324.8	$232.9
Fine Paper and Packaging	89.7	60.8	171.5	162.1
Consolidated	$269.3	$161.4	$496.3	$395.0

	Three Months Ended June 30,		Six Months Ended June 30,
	2021 (a)	2020 (c)	2021 (b)	2020 (d)
Operating income (loss)
Technical Products	$(28.3)	$(46.2)	$(9.1)	$(30.9)
Fine Paper and Packaging	9.9	(5.2)	22.6	10.5
Unallocated corporate costs	(14.2)	(7.1)	(32.5)	(14.5)
Consolidated	$(32.6)	$(58.5)	$(19.0)	$(34.9)

(a)    Operating loss for the three months ended June 30, 2021 included (1) $37.4 million of non-cash impairment and asset restructuring costs related to the Appleton Mill closure within Technical Products; (2) $5.2 million of acquisition related costs for Itasa ($5.1 million within Technical Products and $0.1 million within Unallocated corporate costs); (3) $7.2 million of loss on debt extinguishment due to upsizing of the Term Loan B within Unallocated corporate costs; (4) a $1.0 million SERP settlement loss within Unallocated corporate costs; (5) $0.9 million of other restructuring and non-routine costs ($0.4 million within Technical Products, $0.1 million within Fine Paper and Packaging, and $0.4 million within Unallocated corporate costs); and (6) $0.2 million of incremental and direct costs of responding to COVID-19 ($0.1 million within Technical Products and $0.1 million within Unallocated corporate costs). Refer to Note 11, "Impairment and Asset Restructuring Costs", Note 4, "Acquisition", Note 6, "Debt", Note 7, "Pension and Other Postretirement Benefits", and Note 1, "Background and Basis of Presentation" for further discussion.

(b)    Operating income for the six months ended June 30, 2021 included (1) $37.4 million of non-cash impairment and asset restructuring costs related to the Appleton Mill closure within Technical Products; (2) $17.2 million of acquisition related costs for Itasa, $5.1 million within Technical Products and $12.1 million within Unallocated corporate costs; (3) $7.2 million of loss on debt extinguishment due to upsizing of the Term Loan B within Unallocated corporate costs; (4) a $1.0 million SERP settlement loss within Unallocated corporate costs; (5) $0.9 million of other restructuring and non-routine costs ($0.4 million within Technical Products, $0.1 million within Fine Paper and Packaging, and $0.4 million within Unallocated corporate costs); and (6) $0.7 million of incremental and direct costs of responding to COVID-19 ($0.2 million within Technical Products, $0.3 million within Fine Paper and Packaging, and $0.2 million within Unallocated corporate costs). Refer to Note 11, "Impairment and Asset Restructuring Costs", Note 4, "Acquisition", Note 6, "Debt", Note 7, "Pension and Other Postretirement Benefits", and Note 1, "Background and Basis of Presentation" for further discussion.

(c)    Operating loss for the three months ended June 30, 2020 included (1) $55.3 million of asset restructuring and impairment costs ($51.6 million within Technical Products and $3.7 million within Fine Paper and Packaging) related to the impairment of certain long-lived assets, as well as the idling of a paper machine and other smaller assets and related severance costs; (2) $1.9 million of loss on debt extinguishment ($0.1 million within Technical Products and $1.8 million within Unallocated corporate costs) related to the redemption of the 2021 Senior Notes and resizing of the Global Revolving Credit Facility; (3) $0.4 million of incremental and direct costs of responding to COVID-19 ($0.1 million within Technical Products, $0.1 million within Fine Paper and Packaging and $0.2 million within Unallocated corporate costs); (4) $1.3 million of other restructuring and non-routine costs ($0.2 million within Technical Products, $0.8 million within Fine Paper and Packaging, and $0.3 million within Unallocated corporate costs); and (5) $0.1 million of due diligence and transaction costs of a terminated acquisition attempt within Unallocated corporate costs. Refer to Note 11, "Impairment and Asset Restructuring Costs", Note 6, "Debt", and Note 1, "Background and Basis of Presentation" for further discussion.

(d)    Operating income for the six months ended June 30, 2020 included (1) $55.3 million of impairment and asset restructuring costs ($51.6 million within Technical Products and $3.7 million within Fine Paper and Packaging) related to the impairment of certain long-lived assets, as well as the idling of a paper machine and other smaller assets and related severance costs; (2) $1.9 million of loss on debt extinguishment ($0.1 million within Technical Products and $1.8 million within Unallocated corporate costs) related to the redemption of the Company's eight-year senior unsecured notes in the face amount of $175 million (the "2021 Senior Notes") and resizing of the Global Revolving Credit Facility; (3) $1.5 million of incremental and direct costs of responding to COVID-19 ($0.7 million within Technical Products and $0.6 million within Fine Paper and Packaging and $0.2 million within Unallocated corporate costs); (4) $2.7 million of other restructuring and non-routine costs ($0.4 million within Technical Products, $1.7 million within Fine Paper and Packaging, and $0.6 million within Unallocated corporate costs); and (5) $1.1 million of due diligence and transaction costs of a terminated acquisition attempt within Unallocated corporate costs. Refer to Note 11, "Impairment and Asset Restructuring Costs", Note 6, "Debt", and Note 1, "Background and Basis of Presentation" for further discussion.

	June 30, 2021	December 31, 2020
Total Assets (a)
Technical Products	$836.2	$531.0
Fine Paper and Packaging	223.6	213.4
Corporate and other (b)	57.7	62.2
Consolidated	$1,117.5	$806.6

(a) Segment identifiable assets are those that are directly used in the segments operations.
(b) Corporate assets are primarily deferred income taxes, lease ROU assets, and cash.

The following table represents a disaggregation of revenue from contracts with customers by location of the selling entities for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	58%	70%	61%	72%
Germany	23%	24%	26%	21%
Rest of the world	19%	6%	13%	7%
Total	100%	100%	100%	100%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis presents the factors that had a material effect on our financial position as of June 30, 2021 and our results of operations for the three and six months ended June 30, 2021 and 2020. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See "Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements.

Executive Summary
For the three months ended June 30, 2021, consolidated net sales of $269.3 million increased $107.9 million (67%) from the prior year period, which was heavily impacted by COVID-19. The increase includes strong volume growth in both segments, with the impact from lower value sales mix mostly offset by favorable currency effects.

Consolidated operating loss decreased $25.9 million (44%) from the prior year period to $32.6 million for the three months ended June 30, 2021. The operating loss of $32.6 million in 2021 resulted primarily from one-time charges of $51.9 million, including impairment and asset restructuring costs resulting from the Appleton Mill closure, loss on debt extinguishment, acquisition and integration costs, pension settlement losses, and other restructuring items as detailed in the GAAP reconciliation table. Operating loss of $58.5 million in 2020 resulted primarily from the $59.0 million of mostly non-cash costs for impairments and write-offs due to the Appleton Mill impairment and COVID-19 impacts. Excluding adjusting items in both years, adjusted operating income of $19.3 million increased $18.8 million from $0.5 million in the prior year. The increase was driven by strong sales volume growth in both segments and higher manufacturing efficiencies partly offset by higher input costs and lower value sales mix in Technical Products. See the reconciliation table on F-27 for further detail.

Cash provided by operating activities of $23.4 million for the six months ended June 30, 2021 was $20.2 million lower than cash generated of $43.6 million in the prior year period. The decrease resulted from higher working capital due to higher sales and production volumes, and to a lesser extent from higher payments for pensions.

On April 6, 2021, we completed the acquisition of Itasa for approximately $240.2 million with available cash-on-hand and the net proceeds of the Term Loan B. Itasa is a leading global coater and converter of release liners used in hygiene, tapes, industrial, labels, composites and various other end markets. For the three months ended June 30, 2021, Itasa added $33.2 million of net sales and an operating loss of $2.2 million (including one-time acquisition adjustments of $5.1 million). See Note 4, "Acquisition" in the Notes to the Condensed Consolidated Financial Statements.

On June 28, 2021, our Board of Directors approved the permanent closure of the Appleton Mill used in the Technical Products segment. The closure of the facility is expected to be substantially complete by the end of the third quarter of 2021. See Note 11, "Impairment and Asset Restructuring Costs" in the Notes to the Condensed Consolidated Financial Statements.

Results of Operations and Related Information
In this section, we discuss and analyze our net sales, earnings before interest and taxes (which we refer to as "operating income") and other information relevant to an understanding of our results of operations for the three and six months ended June 30, 2021 and 2020.

In January 2021, the Company realigned management of the publishing products component of the Technical Products segment to be part of the Fine Paper and Packaging segment. As a result, the Company recast the comparable 2020 information and presented the $5.5 million and $15.4 million of net sales and $1.1 million and $0.2 million of operating loss for the three and six months ended June 30, 2020, respectively, formerly in the Technical Products segment as part of the Fine Paper and Packaging segment.

Analysis of Net Sales — Three and Six Months Ended June 30, 2021 and 2020
The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Net sales
Technical Products	$179.6	67%	$100.6	62%	$324.8	65%	$232.9	59%
Fine Paper and Packaging	89.7	33%	60.8	38%	171.5	35%	162.1	41%
Consolidated	$269.3	100%	$161.4	100%	$496.3	100%	$395.0	100%

The following table presents our net sales by segment for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Change in Net Sales Compared to Prior Period
				Change Due To
	2021	2020	Total Change	Volume	Net Price (a)	Currency
Technical Products	$179.6	$100.6	$79.0	$79.6	$(7.5)	$6.9
Fine Paper and Packaging	89.7	60.8	28.9	26.9	2.0	—
Consolidated	$269.3	$161.4	$107.9	$106.5	$(5.5)	$6.9

(a) Includes changes in selling price and product mix.

Consolidated net sales of $269.3 million for the three months ended June 30, 2021 increased $107.9 million (67%) from the prior year period, which was heavily impacted by COVID-19. The increase includes strong organic volume growth, plus net sales from the Itasa acquisition of $33.2 million. The impact from lower value sales mix was mostly offset by favorable currency effects. Excluding the effects of the Itasa acquisition, net sales grew 4% compared to the first quarter of 2021.
•Net sales in our technical products business increased $79.0 million (79%) from the prior year period. The revenue increase was primarily driven by a rebound in all product categories compared to the lowest point of the pandemic in the second quarter of 2020, the acquisition of Itasa, and favorable currency effects from a stronger euro. These increases were partly offset by lower value sales mix in 2021. Net sales also continued to grow sequentially from the first quarter of 2021 and were 1% higher, excluding net sales of $33.2 million from the Itasa acquisition.
•Net sales in our fine paper and packaging business increased $28.9 million (48%) from the prior year period. The increase also reflects a continued rebound in all product categories, especially in commercial print. In addition, net selling prices were higher in 2021 due to a higher priced mix and input cost recoveries. Net sales also continued to grow sequentially and were 10% higher than the first quarter of 2021, driven by growth in premium packaging and consumer products.

The following table presents our net sales by segment for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Change in Net Sales Compared to Prior Period
				Change Due To
	2021	2020	Total Change	Volume	Net Price (a)	Currency
Technical Products	$324.8	$232.9	$91.9	$90.0	$(11.9)	$13.8
Fine Paper and Packaging	171.5	162.1	9.4	10.8	(1.4)	—
Consolidated	$496.3	$395.0	$101.3	$100.8	$(13.3)	$13.8

(a) Includes changes in selling price and product mix.

Consolidated net sales of $496.3 million for the six months ended June 30, 2021 increased $101.3 million (26%) from the prior year period. Strong organic volume growth was realized in both segments, coupled with net sales from the Itasa acquisition of $33.2 million and favorable currency effects. The increase was partly offset by lower net selling prices, driven by lower value mix. Excluding the Itasa acquisition, net sales grew 17% from prior year.
•Net sales in our technical products business increased $91.9 million (39%) from the prior period. The revenue increase reflects a rebound in all product categories, led by sales growth in filtration, incremental sales from the acquisition of Itasa, and favorable currency effects from a stronger euro. These increases were partly offset by lower value sales mix in 2021. Excluding net sales of $33.2 million from the Itasa acquisition, technical products net sales increased 25% from the prior year.
•Net sales in our fine paper and packaging business increased $9.4 million (6%) from the prior year period. The rebound was achieved in all product categories, especially in packaging and consumer print. The increase in net sales was slightly offset by a lower value mix in 2021.

Analysis of Operating Income — Three and Six Months Ended June 30, 2021 and 2020
The following table sets forth line items from our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	85.7	86.7	82.3	80.9
Gross profit	14.3	13.3	17.7	19.1
Selling, general and administrative expenses	10.2	12.9	10.4	12.0
Impairment and asset restructuring costs (Note 11)	12.8	34.3	6.9	14.0
Acquisition and integration costs (Note 4)	—	0.2	2.4	0.3
Loss on debt extinguishment (Note 6)	2.7	1.2	1.5	0.5
Pension settlement losses (Note 7)	0.4	—	0.2	—
Other restructuring and non-routine costs (Note 12)	0.3	0.8	0.2	0.7
COVID-19 costs (Note 1)	0.1	0.1	0.1	0.4
Other (income) expense - net	(0.1)	0.1	(0.2)	0.1
Operating loss	(12.1)	(36.2)	(3.8)	(8.8)
Interest expense - net	1.8	1.9	1.6	1.5
Loss before income taxes	(13.9)	(38.1)	(5.4)	(10.3)
Benefit for income taxes	(2.9)	(7.1)	(1.1)	(1.8)
Net loss	(11.0)%	(31.0)%	(4.3)%	(8.5)%

The following table presents our operating income by segment for the three months ended June 30, 2021 and 2020:

			Change in Operating Income Compared to Prior Period
	Three Months Ended June 30,			Change Due To
			Total		Net	Input
	2021	2020	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$(28.3)	$(46.2)	$17.9	$16.1	$(6.5)	$(4.6)	$0.9	$11.9
Fine Paper and Packaging	9.9	(5.2)	15.1	8.3	2.7	(0.9)	—	5.1
Unallocated corporate costs	(14.2)	(7.1)	(7.1)	—	—	—	—	(7.1)
Consolidated	$(32.6)	$(58.5)	$25.9	$24.4	$(3.8)	$(5.5)	$0.9	$9.9

(a) Includes changes in selling price and product mix.
(b) Includes price changes for raw materials and energy.
(c) Includes the net favorable effects of other manufacturing costs, over (under) absorption of fixed costs, distribution and SG&A expenses. In addition, these amounts include the net change in non-GAAP adjustments of $9.0 million, $4.5 million, and $(6.4) million in Technical Products, Fine Paper and Packaging, and Unallocated corporate costs, respectively. See the reconciliation table on F-27 for further detail by segment and type of cost.

Consolidated operating loss decreased $25.9 million from the prior year period to $32.6 million for the three months ended June 30, 2021. The operating loss of $32.6 million in 2021 resulted primarily from non-routine charges of $51.9 million, including asset restructuring costs resulting from the Appleton Mill closure, loss on debt extinguishment, acquisition and integration costs, pension settlement losses and other restructuring items as detailed in the GAAP reconciliation table. Operating loss of $58.5 million in 2020 resulted primarily from the $59.0 million of mostly non-cash costs for impairments and write-offs due to Appleton impairment and COVID-19 impacts. Excluding adjusting items in both years, adjusted operating income of $19.3 million increased $18.8 million from $0.5 million in the prior year. The increase was driven by strong sales volume growth in both segments, including the effects of the Itasa acquisition and higher manufacturing efficiencies, partly offset by higher input costs and lower value sales mix in Technical Products. See the reconciliation table on F-27 for further detail.
•Operating loss for our technical products business decreased $17.9 million from the prior year period to $28.3 million. Excluding adjusting items discussed above and shown on the reconciliation table on F-27, adjusted operating income increased $8.9 million from $5.8 million to $14.7 million, primarily as a result of increased volume, including the acquisition of Itasa, higher operating efficiencies due to increased production volume, and favorable foreign currency, partly offset by lower value sales mix and higher input costs.
•Operating income for our fine paper and packaging business increased $15.1 million from the prior year period to $9.9 million, primarily as a result of higher sales and production volume and more favorable sales mix, partly offset by higher input costs. The prior year period also had $4.5 million of higher costs related to impairment and asset restructuring costs, and other restructuring and non-routine costs. Excluding unfavorable adjusting items of $0.1 million in 2021 and $4.6 million in 2020 shown on the reconciliation table on F-27, adjusted operating income of $10.0 million in 2021 increased $10.6 million from a loss of $0.6 million in the prior year.
•Unallocated corporate expenses of $14.2 million increased $7.1 million from the prior year. Excluding unfavorable adjustments in 2021 and 2020 of $8.8 million and $2.4 million, respectively, shown on the reconciliation table on F-27, adjusted unallocated corporate expenses of $5.4 million increased $0.7 million from prior year due to timing of certain expenses. The adjustments for both years related primarily to loss on debt extinguishment.

The following table presents our operating income (loss) by segment for the six months ended June 30, 2021 and 2020:

			Change in Operating Income Compared to Prior Period
	Six Months Ended June 30,			Change Due To
			Total		Net	Input
	2021	2020	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$(9.1)	$(30.9)	$21.8	$18.3	$(10.9)	$(5.1)	$2.2	$17.2
Fine Paper and Packaging	22.6	10.5	12.1	3.2	0.7	(0.1)	—	8.4
Unallocated corporate costs	(32.5)	(14.5)	(18.0)	—	—	—	—	(18.0)
Consolidated	$(19.0)	$(34.9)	$15.9	$21.5	$(10.2)	$(5.2)	$2.2	$7.6

(a) Includes changes in selling price and product mix.
(b) Includes price changes for raw materials and energy.
(c) Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and SG&A expenses. In addition, these amounts include the net change in non-GAAP adjustments of $9.4 million, $5.9 million, and $(17.2) million in Technical Products, Fine Paper and Packaging, and Unallocated corporate costs, respectively. See the reconciliation table on F-27 for further detail by segment and type of cost.

Consolidated operating loss decreased $15.9 million from the prior year period loss of $34.9 million to a loss of $19.0 million for the six months ended June 30, 2021. Excluding adjusting items noted below, operating income increased $17.8 million to $45.4 million due primarily to higher sales and related manufacturing cost efficiencies. The impact of higher volumes, including the acquisition of Itasa, was only partly offset by lower value sales mix in Technical Products and higher input costs. In addition, as presented on the reconciliation table on F-27, we recorded $64.4 million of impairment and asset restructuring costs of the Appleton Mill closure, acquisition and integration costs, loss on extinguishment of debt, pension settlement losses, other restructuring and non-routine costs, and incremental costs of responding to COVID-19. Adjusting items of $62.5 million in 2020 included non-cash impairment and asset restructuring costs for long-lived assets, loss on extinguishment of debt, incremental costs of responding to COVID-19, other restructuring and non-routine costs, and acquisition and due diligence costs.
•Operating loss for our technical products business decreased $21.8 million from the prior year period loss of $30.9 million to a loss of $9.1 million. Excluding unfavorable adjusting items discussed above and shown on the reconciliation table on F-27, adjusted operating income increased $12.4 million (57%) from $21.8 million to $34.2 million, primarily as a result of higher sales and production volumes, including the Itasa acquisition, and related manufacturing cost efficiencies, and favorable foreign currency, partly offset by lower value sales mix and higher input costs.
•Operating income for our fine paper and packaging business increased $12.1 million from the prior year period to $22.6 million. Excluding unfavorable adjusting items discussed above and shown on the reconciliation table on F-27, adjusted operating income of $22.8 million in 2021 increased $6.2 million (37%) from $16.6 million in the prior year primarily as a result of higher sales and production volumes and related manufacturing cost efficiencies. The impact of higher volumes was only partly offset by lower input costs.
•Unallocated corporate expenses for the six months ended June 30, 2021 of $32.5 million were $18.0 million higher than the prior year period due to costs of $20.9 million including loss on debt extinguishment, acquisition and integration costs, pension settlement losses, restructuring and other non-routine costs, and COVID-19 costs. These costs compared to $3.7 million of one-time costs in 2020. Excluding these items, adjusted unallocated corporate expenses were $0.8 million higher than the prior year period due to higher SG&A spending.

The following table sets forth our operating income (loss) by segment, adjusted for the effects of non-routine certain costs, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Technical Products
GAAP operating loss	$(28.3)	$(46.2)	$(9.1)	$(30.9)
Impairment and asset restructuring costs	37.4	51.6	37.4	51.6
Acquisition and integration costs	5.1	—	5.1	—
Loss on debt extinguishment	—	0.1	—	0.1
Other restructuring and non-routine	0.4	0.2	0.6	0.3
COVID-19 costs	0.1	0.1	0.2	0.7
Adjusted operating income	14.7	5.8	34.2	21.8

Fine Paper and Packaging
GAAP operating income (loss)	9.9	(5.2)	22.6	10.5
Asset restructuring costs	—	3.7	—	3.7
Other restructuring and non-routine	0.1	0.8	(0.1)	1.8
COVID-19 costs	—	0.1	0.3	0.6
Adjusted operating income (loss)	10.0	(0.6)	22.8	16.6

Unallocated Corporate Costs
GAAP operating loss	(14.2)	(7.1)	(32.5)	(14.5)
Acquisition and integration costs	0.1	0.1	12.1	1.1
Loss on debt extinguishment	7.2	1.8	7.2	1.8
Pension settlement costs	1.0	—	1.0	—
Other restructuring and non-routine	0.4	0.3	0.4	0.6
COVID-19 costs	0.1	0.2	0.2	0.2
Adjusted operating loss	(5.4)	(4.7)	(11.6)	(10.8)

Consolidated
GAAP operating loss	(32.6)	(58.5)	(19.0)	(34.9)
Impairment and asset restructuring costs (a)	37.4	55.3	37.4	55.3
Acquisition and integration costs (a)	5.2	0.1	17.2	1.1
Loss on debt extinguishment	7.2	1.9	7.2	1.9
Pension settlement costs	1.0	—	1.0	—
Other restructuring and non-routine	0.9	1.3	0.9	2.7
COVID-19 costs	0.2	0.4	0.7	1.5
Adjusted operating income	$19.3	$0.5	$45.4	$27.6

(a) Each of these non-routine items is reflected on the Condensed Consolidated Statements of Operations as a separate line, with the exception of $3.0 million of "Impairment and asset restructuring costs" and $5.1 million of "Acquisition and integration costs" which are reflected in "Cost of products sold".

In accordance with generally accepted accounting principles in the United States ("GAAP"), consolidated operating income (loss) includes the pre-tax effects of impairment and asset restructuring costs, acquisition and integration costs, loss on debt extinguishment, pension settlement losses, other restructuring and non-routine costs, and COVID-19 costs. We believe that by adjusting reported operating income to exclude the effects of such items, the resulting adjusted operating income is on a basis that reflects the results of our ongoing operations. In assessing COVID-19 impacts, we excluded only costs which were unusual, incremental and directly attributable to mitigating the effects COVID-19 on our operations. We believe that providing adjusted operating results will help investors gain an additional perspective of underlying business trends and results. Adjusted operating income is not a recognized term under GAAP and should not be considered in isolation or as a substitute for operating income derived in accordance with GAAP. Other companies may use different methodologies for calculating their non-GAAP financial measures and, accordingly, our non-GAAP financial measures may not be comparable to their measures.

Additional Statement of Operations Commentary:
•SG&A expense of $27.5 million for the three months ended June 30, 2021 was $6.7 million higher than SG&A expense of $20.8 million in the prior year period. The majority of the increase was due to additional SG&A from the Itasa acquisition. Costs in 2020 were lower due to the significant actions taken to manage spending and temporarily reduce costs in areas such as marketing, travel and payroll.
SG&A expense of $51.8 million for the six months ended June 30, 2021 was $4.4 million higher than SG&A expense of $47.4 million in the prior year period. Most of the increase was due to additional SG&A from the Itasa acquisition.
•For the three months ended June 30, 2021, net interest expense of $4.8 million was higher than the $3.0 million in the second quarter of 2020, due to the higher borrowing under the upsized Term Loan B and amortization of the associated deferred financing costs.
For the six months ended June 30, 2021, net interest expense of $7.9 million increased compared to $5.9 million for prior year period, likewise due to higher Term Loan B borrowing and associated deferred financing cost amortization.
•Historically, our effective tax rate has differed from the U.S. statutory tax rate primarily due to the proportion of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate, research and development and other tax credits and excess tax benefits from stock compensation. For the three months ended June 30, 2021 and 2020, we recorded an income tax benefit of $7.7 million and $11.4 million, respectively. The effective income tax rate was (21)% and (19)% for those periods, respectively. For the six months ended June 30, 2021 and 2020, we recorded an income tax benefit of $5.5 million and $7.1 million, respectively. The effective income tax rate was (20)% and (17)% for those periods, respectively. See Note 5, "Income Taxes" of Notes to Condensed Consolidated Financial Statements for a reconciliation of the effective income tax (benefit) rate to the U.S. federal statutory income tax (benefit) rate. The effective income tax benefit rates in 2021 and 2020, were significantly impacted by the effects of the $32.4 million and $52.3 million, respectively, of impairment losses of the Appleton Mill (see Note 11, "Impairment and Asset Restructuring Costs") which resulted in consolidated pre-tax book losses in each period. During the three months ended June 30, 2021, the Company recorded $2.9 million of income tax expense to reflect the elimination of certain deferred tax assets due to the mill closure. In addition, during this period, the Company recorded an income tax benefit of $1.4 million upon filing income tax returns to utilize the NOL carryback provisions of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). Combined with the estimated benefit recorded as of December 31, 2020, the Company has recorded an income tax benefit of $2.3 million and a corresponding tax receivable of $9.1 million for the tax refund.
In addition, as of June 30, 2020, we evaluated our ability to utilize our deferred tax assets, including research and development and other tax credits and NOLs, before they expire. As a result of the impacts of COVID-19 and other factors, a $4.0 million tax expense was recorded to increase the valuation allowance against our state tax credits and NOLs.

Liquidity and Capital Resources
We believe that our financial position and liquidity remain strong, considering as of June 30, 2021, we had:
•no near-term debt maturities, as the Global Revolving Credit Facility matures in December 2023 and the Term Loan B matures in April 2028;
•significant remaining availability of $159.6 million on our Global Revolving Credit Facility, with no outstanding borrowings;

•$36.7 million of cash and cash equivalents on hand;
•On April 6, 2021, in connection with the acquisition of Itasa, we successfully completed the upsizing of our Term Loan B facility from $200 million to $450 million and lowered the initial interest rate by 150 basis points. See Note 6, "Debt" of Notes to Condensed Consolidated Financial Statements, for further discussion.

	Six Months Ended June 30,
	2021	2020
Net cash flow provided by (used in):
Operating activities	$23.4	$43.6

Investing activities:
Capital expenditures	(11.3)	(8.0)
Acquisition of Itasa	(240.2)	—
Other investing activities	3.9	(0.3)
Total	(247.6)	(8.3)

Financing activities:
Net borrowings (repayments) of long-term debt	249.6	183.5
Cash dividends paid	(15.9)	(16.0)
Shares purchased	(0.5)	(3.8)
Other financing activities	(9.2)	(5.2)
Total	224.0	158.5
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(0.1)
Net increase in cash and cash equivalents and restricted cash	$(0.4)	$193.7

Operating Cash Flow Commentary
•Cash provided by operating activities of $23.4 million for the six months ended June 30, 2021 was $20.2 million lower than cash provided by operating activities of $43.6 million in the prior year period. The decrease resulted from higher working capital due to higher sales and production volumes, and to a lesser extent from higher payments for pensions. The significant increases in accounts receivable, accounts payable and inventory during the six months ended June 30, 2021 resulted from the robust growth in business activity.

Investing Commentary:
•We acquired Itasa on April 6, 2021, for $240.2 million, net of cash on hand and repayment of existing debt, and including a loss on foreign currency forward contracts.
•For the six months ended June 30, 2021, and 2020, capital expenditures were $11.3 million and $8.0 million, respectively. We expect aggregate annual capital expenditures to return to a range of approximately 2 to 4 percent of net sales. We believe that this level of capital spending can be funded from cash provided from operating activities and allows us to maintain the efficiency and cost effectiveness of our assets while also investing in expanded capabilities to successfully pursue strategic initiatives and deliver attractive returns.

Financing Commentary:
•For the six months ended June 30, 2021, cash and cash equivalents decreased slightly to $36.7 million from $37.1 million at December 31, 2020. As of June 30, 2021, our cash balance consisted of $4.8 million in the U.S. and $31.9 million held at entities outside of the U.S. As of June 30, 2021, there were no restrictions regarding the repatriation of our non-U.S. cash.

•For the six months ended June 30, 2021, cash provided in financing activities was $224.0 million. Cash flows related to financing activities consisted of net borrowings of long-term debt, dividends paid, debt issuance costs, and share repurchases. We made net borrowings of $249.6 million by upsizing our Term Loan B from $200 million to $450 million as the source of financing the Itasa acquisition.
•In the prior year period, we made net borrowings of $183.5 million due to the timing of the 2020 Term Loan B and the redemption of the 2021 Senior Notes. On June 30, 2020, we entered into the 2020 Term Loan Credit Agreement for the 2020 Term Loan B for $200 million. Also on June 30, 2020, using the proceeds from the 2020 Term Loan B, we deposited $176.5 million of principal and accrued interest on the 2021 Senior Notes with the trustee and initiated the process to redeem in full the 2021 Senior Notes. As a result, for the six months ended June 30, 2020, cash and cash equivalents and restricted cash increased $193.7 million to $202.7 million from $9.0 million at December 31, 2019. The 2020 Term Loan B proceeds of $200 million, offset by transaction costs and net repayments under the Global Revolving Credit Facility, led to increase in total debt by $180.6 million to $381.4 million at June 30, 2020 from $200.8 million at December 31, 2019.
•Availability under our Global Revolving Credit Facility varies over time depending on the value of our inventory, receivables and various capital assets. As of June 30, 2021, we had no outstanding borrowings under our Global Revolving Credit Facility and $159.6 million of available credit (based on exchange rates at June 30, 2021).
•As of June 30, 2021, we had required debt principal payments through June 30, 2022 of $2.8 million for principal payments on the two German loan agreements and $4.5 million for the Term Loan B payable in equal quarterly installments.

Transactions With Shareholders
•For the six months ended June 30, 2021 and 2020, we paid cash dividends of $15.9 million and $16.0 million ($0.94 per common share).
•In November 2020, the Board of Directors authorized an evergreen program for the repurchase of up to $25 million of outstanding Common Stock. This plan does not require us to purchase any specific number of shares and may be suspended or discontinued at any time. For the six months ended June 30, 2021, we did not purchase any shares. For the six months ended June 30, 2020, we repurchased 59,577 shares of Common Stock at a cost of $3.6 million. For further details on our Stock Purchase Plans, refer to Note 9, "Stockholders' Equity" of Notes to Condensed Consolidated Financial Statements.

Other Items:
•As of June 30, 2021, we had $71.6 million of state NOLs. Our state NOLs may be used to offset $4.4 million in state income taxes. If not used, substantially all of the state NOLs will expire in various amounts between 2021 and 2041. In addition, as of June 30, 2021, we had $29.3 million of U.S. federal and $7.5 million of U.S. state research and development tax credits ("R&D Credits") which, if not used, will expire between 2029 and 2041 for the U.S. federal R&D Credits and between 2021 and 2036 for the state R&D Credits.

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

Critical Accounting Policies and Use of Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. We believe that the estimates, assumptions and judgments described in "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Estimates" of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. The critical accounting policies used in the preparation of the consolidated financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regard to estimates used. These critical judgments relate to the timing of recognizing sales revenue, the recoverability of deferred income tax assets, pension benefits, future cash flows associated with impairment testing of long-lived assets and acquisition accounting which requires companies to record assets acquired and liabilities assumed at their respective fair value at the date of acquisition. Actual results could differ from these fair value measurements and estimates and changes in these estimates are recorded when known. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. Other than the acquisition accounting related to Itasa, there have been no significant changes in these policies or the estimates used in the application of the policies since December 31, 2020.

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

You can identify forward-looking statements as those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expect," "anticipate," "contemplate," "estimate," "believe," "plan," "project," "predict," "potential" or "continue," or the negative of these, or similar terms. In evaluating these forward-looking statements, you should consider the following factors, as well as others contained in our public filings from time to time, which may cause our actual results to differ materially from any forward-looking statement:
•     changes in market demand for our products due to global economic and political conditions or our inability to execute product innovation strategies;
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
•the impact of cybersecurity risks related to breaches of security pertaining to sensitive Company, customer or vendor information, as well as breaches in the technology that manages operations and other business processes;
•loss and replacement of key personnel;
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

As of June 30, 2021, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the six months ended June 30, 2021. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the six months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings
See Note 10, "Contingencies and Legal Matters" of Notes to Condensed Consolidated Financial Statements.

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

The following table contains information about our purchases of our equity securities for the three months ended June 30, 2021:

		Shares Purchased as Part of Publicly Announced Plans or Programs in 2021 (b)
Month	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased	Approximate Dollar Value of Shares that May Yet Be Purchased
April	323	$—	—	$25,000,000
May	1,562	$—	—	$25,000,000
June	—	$—	—	$25,000,000

(a) Transactions include the purchase of vested restricted shares from employees to satisfy minimum tax withholding requirements upon vesting of stock-based awards. See Note 9, "Stockholders' Equity" of Notes to Condensed Consolidated Financial Statements.
(b) In November 2020, our Board of Directors authorized a program for the purchase of up to $25 million of outstanding common stock effective January 1, 2021. The program does not require the Company to purchase any specific number of shares and may be suspended or discontinued at any time. For the six months ended June 30, 2021, there were no purchases under this program.

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

August 5, 2021