Form 10-Q
period 2021-09-30
Neenah Inc
filed 2021-11-03
CIK 1296435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of November 1, 2021, there were 16,758,957 shares of the Company’s Common Stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements
NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Sales	$267.9	$190.7	$764.2	$585.7
Cost of products sold	229.5	155.5	637.8	475.1
Gross Profit	38.4	35.2	126.4	110.6
Selling, general and administrative expenses	26.1	19.1	77.9	66.5
Impairment and asset restructuring costs (Note 11)	0.4	—	34.8	55.3
Acquisition and integration costs (Note 4)	0.3	—	12.4	1.1
Other restructuring and non-routine costs	0.6	1.4	1.5	4.1
COVID-19 costs	0.5	0.6	1.2	2.1
Loss on debt extinguishment (Note 6)	—	—	7.2	1.9
Pension settlement losses (Note 7)	—	—	1.0	—
Other (income) expense - net	(0.9)	0.2	(2.0)	0.6
Operating Income (Loss)	11.4	13.9	(7.6)	(21.0)
Interest expense - net	5.1	3.6	13.0	9.5
Income (Loss) Before Income Taxes	6.3	10.3	(20.6)	(30.5)
Provision (Benefit) for income taxes	3.0	2.4	(2.5)	(4.7)
Net Income (Loss)	$3.3	$7.9	$(18.1)	$(25.8)

Earnings (Loss) Per Common Share
Basic	$0.19	$0.46	$(1.09)	$(1.55)
Diluted	$0.19	$0.46	$(1.09)	$(1.55)

Weighted Average Common Shares Outstanding (in thousands)
Basic	16,827	16,802	16,831	16,810
Diluted	16,867	16,821	16,831	16,810

Cash Dividends Declared Per Share of Common Stock	$0.47	$0.47	$1.41	$1.41

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income (Loss)	$3.3	$7.9	$(18.1)	$(25.8)
Reclassification of amounts recognized in the condensed consolidated statements of operations:
Amortization of adjustments to pension and other postretirement benefit liabilities (Note 7)	1.3	1.6	4.3	4.7
Pension settlement and curtailment losses (Notes 7 and 11)	—	—	1.3	—
Amounts recognized in the condensed consolidated statements of operations	1.3	1.6	5.6	4.7
Unrealized foreign currency translation gain (loss)	(10.5)	7.9	(15.0)	7.5
Net gain from pension plans (Note 3)	—	—	16.0	—
Income (Loss) From Other Comprehensive Income Items	(9.2)	9.5	6.6	12.2
Provision for income taxes	(0.1)	0.8	4.7	1.4
Other Comprehensive Income (Loss)	(9.1)	8.7	1.9	10.8
Comprehensive Income (Loss)	$(5.8)	$16.6	$(16.2)	$(15.0)

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$31.7	$37.1
Accounts receivable (less allowances of $1.8 million and $1.5 million)	150.4	100.2
Inventories (Note 3)	133.8	108.9
Assets held for sale (Note 11)	10.6	—
Prepaid and other current assets	32.4	25.1
Total Current Assets	358.9	271.3
Property, Plant and Equipment
Property, plant and equipment, at cost	792.1	812.8
Less accumulated depreciation	497.0	483.4
Property, Plant and Equipment—net	295.1	329.4
Finance Lease Right-of-Use Assets (Note 1)	21.3	—
Operating Lease Right-of-Use Assets (Note 1)	18.4	20.2
Deferred Income Taxes	25.1	18.3
Goodwill	202.2	87.4
Intangible Assets—net	159.0	62.6
Other Noncurrent Assets	13.0	17.4
TOTAL ASSETS	$1,093.0	$806.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year (Note 6)	$7.1	$4.9
Finance lease liabilities payable within one year	0.8	—
Operating lease liabilities payable within one year	3.3	3.2
Accounts payable	94.8	46.0
Liabilities of assets held for sale (Note 11)	0.6	—
Accrued expenses	72.9	61.9
Total Current Liabilities	179.5	116.0
Long-term Debt (Note 6)	434.6	189.5
Finance Lease Liabilities, Noncurrent (Note 1)	20.8	—
Operating Lease Liabilities, Noncurrent (Note 1)	16.5	18.4
Noncurrent Employee Benefits	70.9	96.8
Deferred Income Taxes	37.4	12.3
Other Noncurrent Obligations	5.9	6.0
TOTAL LIABILITIES	765.6	439.0
Contingencies and Legal Matters (Note 10)	—	—
TOTAL STOCKHOLDERS’ EQUITY	327.4	367.6
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,093.0	$806.6

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions, shares in thousands)
(Unaudited)

	2021 Activity
	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2020	18,746	$0.2	$(87.6)	$338.3	$220.4	$(103.7)	$367.6
Net income	—	—	—	—	8.3	—	8.3
Other comprehensive loss, including income taxes	—	—	—	—	—	(7.4)	(7.4)
Dividends declared	—	—	—	—	(8.0)	—	(8.0)
Stock options exercised	3	—	—	—	—	—	—
Restricted stock vesting (Note 9)	16	—	(0.4)	—	—	—	(0.4)
Stock-based compensation	—	—	—	1.5	—	—	1.5
Balance, March 31, 2021	18,765	0.2	(88.0)	339.8	220.7	(111.1)	361.6
Net loss	—	—	—	—	(29.7)	—	(29.7)
Other comprehensive income, net of income taxes	—	—	—	—	—	18.4	18.4
Dividends declared	—	—	—	—	(8.1)	—	(8.1)
Stock options exercised	1	—	—	—	—	—	—
Restricted stock vesting (Note 9)	22	—	(0.1)	—	—	—	(0.1)
Stock-based compensation	—	—	—	1.3	—	—	1.3
Other	—	—	—	0.1	—	—	0.1
Balance, June 30, 2021	18,788	$0.2	$(88.1)	$341.2	$182.9	$(92.7)	$343.5
Net income	—	—	—	—	3.3	—	3.3
Other comprehensive loss, including income taxes	—	—	—	—	—	(9.1)	(9.1)
Dividends declared	—	—	—	—	(8.0)	—	(8.0)
Shares purchased (Note 9)	—	—	(3.4)	—	—	—	(3.4)
Restricted stock vesting (Note 9)	1	—	—	—	—	—	—
Stock-based compensation	—	—	—	1.1	—	—	1.1
Balance, September 30, 2021	18,789	$0.2	$(91.5)	$342.3	$178.2	$(101.8)	$327.4

	2020 Activity
	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2019	18,678	$0.2	$(82.8)	$334.1	$268.1	$(113.3)	$406.3
Net income	—	—	—	—	16.4	—	16.4
Other comprehensive loss, including income taxes	—	—	—	—	—	(2.6)	(2.6)
Dividends declared	—	—	—	—	(8.0)	—	(8.0)
Shares purchased (Note 9)	—	—	(3.6)	—	—	—	(3.6)
Stock options exercised	3	—	—	—	—	—	—
Restricted stock vesting (Note 9)	8	—	(0.2)	—	—	—	(0.2)
Stock-based compensation	—	—	—	1.5	—	—	1.5
Balance, March 31, 2020	18,689	0.2	(86.6)	335.6	276.5	(115.9)	409.8
Net loss	—	—	—	—	(50.1)	—	(50.1)
Other comprehensive income, net of income taxes	—	—	—	—	—	4.7	4.7
Dividends declared	—	—	—	—	(8.0)	—	(8.0)
Stock options exercised	2	—	—	—	—	—	—
Restricted stock vesting (Note 9)	9	—	—	—	—	—	—
Stock-based compensation	—	—	—	1.6	—	—	1.6
Balance, June 30, 2020	18,700	$0.2	$(86.6)	$337.2	$218.4	$(111.2)	$358.0
Net income	—	—	—	—	7.9	—	7.9
Other comprehensive income, net of income taxes	—	—	—	—	—	8.7	8.7
Dividends declared	—	—	—	—	(7.9)	—	(7.9)
Restricted stock vesting (Note 9)	1	—	—	—	—	—	—
Stock-based compensation	—	—	—	0.3	—	—	0.3
Balance, September 30, 2020	18,701	$0.2	$(86.6)	$337.5	$218.4	$(102.5)	$367.0

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net Loss	$(18.1)	$(25.8)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31.8	28.2
Stock-based compensation	3.9	3.4
Deferred income tax benefit	(12.9)	(11.3)
Impairment loss (Note 11)	32.4	52.3
Loss on debt extinguishment (Note 6)	7.2	1.9
Loss on foreign currency forward contracts (Note 1)	5.1	—
Pension settlement and curtailment losses (Notes 7 and 11)	1.3	—
Provision for uncollectible accounts receivable	—	0.7
Loss on asset dispositions	0.4	—
Decrease (increase) in working capital	(3.1)	28.7
Pension and other postretirement benefits	(7.4)	(0.3)
Long-term payroll taxes	—	2.9
Other	(0.3)	(0.3)
Net Cash Provided By Operating Activities	40.3	80.4

INVESTING ACTIVITIES
Capital expenditures	(19.0)	(11.8)
Acquisition of Itasa (Note 4)	(240.2)	—
Sale (purchase) of marketable securities	3.7	(0.1)
Other	(0.1)	(0.3)
Net Cash Used in Investing Activities	(255.6)	(12.2)

FINANCING ACTIVITIES
Long-term borrowings (Note 6)	457.5	291.2
Repayments of long-term debt (Note 6)	(209.8)	(294.3)
Debt issuance costs	(9.0)	(5.4)
Cash dividends paid	(23.9)	(23.9)
Shares purchased (Note 9)	(3.6)	(3.8)
Other	(0.5)	—
Net Cash Provided by (Used in) Financing Activities	210.7	(36.2)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.8)	0.3
Net Increase (Decrease) in Cash and Cash Equivalents	(5.4)	32.3
Cash and Cash Equivalents, Beginning of Year	37.1	9.0
Cash and Cash Equivalents, End of Period	$31.7	$41.3

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest costs capitalized	$10.9	$9.7
Cash paid during period for income taxes	$8.8	$3.9
Non-cash investing activities:
Liability for equipment acquired	$4.1	$2.4

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

Earnings per Share ("EPS")
The following table presents the computation of basic and diluted EPS (dollars in millions except per share amounts, shares in thousands):

Earnings (Loss) Per Basic Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income (Loss) from continuing operations	$3.3	$7.9	$(18.1)	$(25.8)
Amounts attributable to participating securities	—	(0.1)	(0.2)	(0.2)
Net income (loss) available to common stockholders	$3.3	$7.8	$(18.3)	$(26.0)

Weighted-average basic shares outstanding	16,827	16,802	16,831	16,810

Basic earnings (loss) per share	$0.19	$0.46	$(1.09)	$(1.55)

Earnings (Loss) Per Diluted Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income (Loss) from continuing operations	$3.3	$7.9	$(18.1)	$(25.8)
Amounts attributable to participating securities	(0.1)	(0.1)	(0.2)	(0.2)
Net income (loss) available to common stockholders	$3.2	$7.8	$(18.3)	$(26.0)

Weighted-average basic shares outstanding	16,827	16,802	16,831	16,810
Add: Assumed incremental shares under stock compensation plans (a)	40	19	—	—
Weighted-average diluted shares	16,867	16,821	16,831	16,810

Diluted earnings (loss) per share	$0.19	$0.46	$(1.09)	$(1.55)

(a) For the three months ended September 30, 2021 and 2020, there were 323,833 and 330,789 potentially dilutive options, respectively, excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s Common Stock. For the nine months ended September 30, 2021 and 2020, there were 324,189 and 337,180 potentially dilutive options, respectively, similarly excluded from the computation of dilutive common shares. In addition, as a result of the loss from continuing operations for the nine months ended September 30, 2021 and 2020, incremental shares of 39,912 and 25,626, respectively, resulting from the dilutive options and performance share units, were excluded from the diluted earnings per share calculation as the effect would have been anti-dilutive.

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

As of September 30, 2021, the carrying values of the Company’s debt approximated fair value. The fair value for all debt instruments was estimated from Level 2 measurements using rates currently available to the Company for debt of the same remaining maturities.

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

As of September 30, 2021, the Company had $0.7 million in marketable securities in the U.S. classified as "Other Noncurrent Assets" on the Condensed Consolidated Balance Sheet. The cost of such marketable securities was $0.7 million. Fair value for the Company’s marketable securities was estimated from Level 1 inputs. The Company’s U.S. marketable securities are designated for the payment of benefits under its supplemental employee retirement plan ("SERP"). As of September 30, 2021, Neenah Germany had investments of $2.2 million that were restricted to the payment of certain post-retirement employee benefits of which $0.8 million and $1.4 million are classified as "Prepaid and other current assets" and "Other Noncurrent Assets", respectively, on the Condensed Consolidated Balance Sheet. The cost of these investments approximated market.

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

Refer to Note 12, "Business Segment Information" for disaggregation of segment revenue from contracts with customers for the three and nine months ended September 30, 2021 and 2020.

Leases
As of September 30, 2021, the Company has $21.3 million of finance leases, primarily for manufacturing facilities in Spain and Mexico as a result of the Itasa acquisition. The finance lease Right-of-Use ("ROU") assets acquired were valued at $22.1 million, with corresponding lease liabilities, with a weighted-average term of approximately 19.5 years and weighted-average discount rate of 4.3%. Finance leases with terms greater than 12 months are included in "Finance Lease Right-of-Use Assets", "Finance lease liabilities payable within one year" and "Noncurrent Finance Lease Liabilities" on the Condensed Consolidated Balance Sheets.

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

Impacts of COVID-19
The Company recorded incremental and direct costs of responding to the coronavirus pandemic (“COVID-19”) of $0.5 million and $1.2 million for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2020, the Company recorded $0.6 million and $2.1 million, respectively, related to COVID-19.

Note 2.  Accounting Standards Changes
As of September 30, 2021, there were no amendments to the ASC that will have or are reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows upon adoption.

Note 3.  Supplemental Balance Sheet Data

The following table presents inventories by major class:

	September 30, 2021	December 31, 2020
Raw materials	$47.9	$28.9
Work in progress	32.0	20.1
Finished goods	65.8	61.0
Supplies and other	3.6	5.3
	149.3	115.3
Adjust FIFO inventories to LIFO cost	(15.5)	(6.4)
Total	$133.8	$108.9

The FIFO values of inventories valued on the LIFO method were $95.3 million and $88.5 million as of September 30, 2021 and December 31, 2020, respectively. For the three and nine months ended September 30, 2021, income from continuing operations before income taxes was increased by less than $0.4 million due to a decrease in certain LIFO inventory quantities. Inventories at September 30, 2021 included $21.7 million from the Itasa acquisition (see Note 4, "Acquisition").

The following table presents changes in accumulated other comprehensive income (loss) ("AOCI") for the nine months ended September 30, 2021:

	Net Unrealized Foreign Currency Translation Loss	Net Loss from Pension and Other Postretirement Liabilities	Accumulated Other Comprehensive Loss
AOCI — December 31, 2020	$(1.7)	$(102.0)	$(103.7)
Other comprehensive income (loss) before reclassifications (a)	(15.0)	17.3	2.3
Amounts reclassified from AOCI	—	4.3	4.3
Income (loss) from other comprehensive income items	(15.0)	21.6	6.6
Provision (benefit) for income taxes	(0.5)	5.2	4.7
Other comprehensive income (loss)	(14.5)	16.4	1.9
AOCI — September 30, 2021	$(16.2)	$(85.6)	$(101.8)

(a)    During the nine months ended September 30, 2021, the Company recorded a net $16.0 million decrease in the pension plan obligations due to remeasurements in conjunction with a redistribution of active and inactive participants between the separate pension plans and the Appleton Mill closure. For the nine months ended September 30, 2021, a $0.3 million pension plan curtailment loss was recorded in conjunction with the mill closure (see Note 11, "Impairment and Asset Restructuring Costs"). In addition, the Company recorded a $1.0 million loss related to a SERP settlement.

For the nine months ended September 30, 2021 and 2020, the Company reclassified $4.3 million and $4.7 million of costs, respectively, from AOCI to "Other expense - net" on the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2021 and 2020, the Company recognized an income tax benefit of $1.1 million and $1.2 million, respectively, related to such reclassifications classified as "Provision for income taxes" on the Condensed Consolidated Statements of Operations.

Note 4.  Acquisition
Acquisition of Itasa
On April 6, 2021, the Company completed the acquisition (the “Acquisition”) of all of the outstanding capital stock of Global Release Liners, S.L., a Spanish limited company (“Itasa”), from Magnum Capital and other minority shareholders for approximately $240.2 million in cash, net of cash on hand and debt extinguishment, and including a loss on foreign currency forward contracts. Itasa, through its subsidiaries, is a leading global coater and converter of release liners used in hygiene, tapes, industrial, labels, composites and various other end markets. The Acquisition was funded with available cash-on-hand and the net proceeds of the Term Loan B discussed in Note 6, "Debt." The Company incurred $12.4 million of costs related to the Acquisition, including a realized loss of $5.1 million related to the foreign currency forward contracts negotiated to fund the purchase price in euros. See Note 1, "Background and Basis of Presentation," for further discussion on these contracts. The Itasa business is now part of the Company's Technical Products segment.

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

As of April 6, 2021
Assets Acquired
Cash and cash equivalents	$34.0
Accounts receivable	20.7
Inventories	24.5
Prepaid and other current assets	2.1
Property, plant and equipment	19.6
Finance lease Right-of-Use assets	22.1
Operating lease Right-of-Use assets	0.1
Non-amortizable intangible assets	4.1
Amortizable intangible assets	100.5
Other assets	0.3
Goodwill	120.0
Total assets acquired	348.0

Liabilities Assumed
Accounts payable	22.3
Accrued expenses	6.6
Long-term debt	26.4
Lease liabilities - Finance	22.1
Lease liabilities - Operating	0.1
Deferred income taxes	27.6
Other noncurrent obligations	0.3
Total liabilities assumed	105.4

Net assets acquired	$242.6

The Company estimated the preliminary fair value of the assets and liabilities acquired in accordance with ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820"). The preliminary fair value of amortizable and non-amortizable intangible assets was estimated by applying a royalty rate to projected revenue, net of tax impacts and adjusted for present value considerations. The Company estimated the preliminary fair value of acquired property, plant and equipment using a combination of cost and market approaches. In general, the preliminary fair value of other acquired assets and liabilities was estimated using the cost basis of Itasa. There were no material changes to the preliminary purchase price allocation during the three months ended September 30, 2021.

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
For three and nine months ended September 30, 2021, the Company recorded net sales of $36.0 million and $69.2 million, respectively, and an income (loss) from operations before income taxes of $2.2 million and $0.0 million, respectively, for the acquired business. Such results included $0.5 million and $5.6 million, respectively for three and nine months ended September 30, 2021, of one-time costs including the step-up in inventory to fair value on the date of acquisition.

The following selected unaudited pro forma consolidated statement of operations data for the nine months ended September 30, 2021 and 2020, was prepared as though the Acquisition had occurred as of the beginning of 2020. The information does not reflect events that occurred after April 6, 2021 or any operating efficiencies or inefficiencies that may result from the Acquisition. The pro forma information below includes $17.8 million of non-recurring transaction costs directly attributable to the Acquisition. Therefore, the information is not necessarily indicative of results that would have been achieved had the businesses been combined during the period presented or the results that the Company will experience going forward.

	Nine Months Ended September 30,
	2021	2020
Net Sales	$796.8	$671.1
Operating Income (Loss)	20.5	(40.5)
Net Income (Loss)	1.8	(44.8)
Earnings (Loss) Per Common Share:
Basic	$0.11	$(2.67)
Diluted	$0.10	$(2.67)

Note 5. Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Income tax provision (benefit) represented 48% and 23% of pre-tax book income for the three months ended September 30, 2021 and 2020, respectively, and (12)% and (15)% of pre-tax book loss for the nine months ended September 30, 2021 and 2020, respectively. The effective income tax benefit rates in 2021 and 2020, were significantly impacted by the effects of the $32.4 million and $52.3 million, respectively, of impairment losses of the Appleton Mill (see Note 11, "Assets Held For Sale and Impairment and Asset Restructuring Costs") which resulted in consolidated pre-tax book losses in each period. During the three months ended June 30, 2021, the Company recorded $2.9 million of income tax expense to reflect the elimination of certain deferred tax benefits due to the Appleton Mill closure. In addition, during that period, the Company recorded an income tax benefit of $1.4 million upon filing income tax returns to utilize the NOL carryback provisions of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). Combined with the estimated benefit recorded as of December 31, 2020, the Company has recorded an income tax benefit of $2.3 million and a corresponding tax receivable of $9.1 million for the tax refund.

As of June 30, 2020, the Company evaluated its ability to utilize its deferred tax assets, including research and development and other tax credits and net operating losses ("NOLs"), before they expire. As a result of the impacts of COVID-19 and other factors, tax expense of $4.0 million was recorded to increase the valuation allowance against certain state tax credits and NOLs. An additional $0.6 million of tax expense was charged as of December 31, 2020 to further increase this valuation allowance. As of September 30, 2021, tax expense of $1.7 million was recorded to increase the valuation allowance against these state tax credits and NOLs. In determining the need for a valuation allowance, the Company considered many factors, including specific taxing jurisdictions, sources of taxable income and income tax strategies. A valuation allowance is recognized if, based on the weight of available evidence, the Company concludes that it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

The following table presents the principal reasons for the difference between the Company's effective income tax (benefit) rate and the U.S. federal statutory income tax (benefit) rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
U.S. federal statutory income tax rate	21%	21%	(21)%	(21)%
U.S. state income taxes, net of federal income tax effect	(3)%	(1)%	(12)%	(7)%
Impact of Appleton Mill closure on deferred tax benefits	—%	—%	14%	—%
Benefit of CARES Act NOL carryback	—%	—%	(7)%	—%
Foreign tax rate differences and financing structure	13%	10%	9%	3%
U.S. taxes on foreign earnings	5%	3%	4%	2%
Research and development and other tax credits	(24)%	(10)%	(13)%	(7)%
Excess tax benefits from stock compensation	—%	—%	1%	1%
Uncertain income tax positions	—%	(8)%	1%	(2)%
Valuation allowances	28%	1%	8%	14%
Other differences - net	8%	7%	4%	2%
Effective income tax rate	48%	23%	(12)%	(15)%

Note 6.  Debt
Long-term debt consisted of the following:

	September 30, 2021	December 31, 2020
2021 Term Loan B (variable rates) due April 2028	$448.9	$—
2020 Term Loan B (variable rates) extinguished April 2021	—	199.0
Global Revolving Credit Facility (variable rates) due December 2023	—	—
German loan agreement (2.45% fixed rate) due in quarterly installments ending September 2022	1.2	2.4
German loan agreement (1.45% fixed rate) due in quarterly installments ending September 2022	1.4	2.6
Debt discounts and deferred financing costs	(9.8)	(9.6)
Total debt	441.7	194.4
Less: Debt payable within one year	7.1	4.9
Long-term debt	$434.6	$189.5

Term Loan B Credit Facility
On June 30, 2020, the Company entered into a Term Loan Credit Agreement (the “2020 Term Loan Credit Agreement”) which provides a seven-year term loan B credit facility in the initial principal amount of $200 million (the "2020 Term Loan B".) The 2020 Term Loan B was executed in a single $200 million draw on the closing date. Proceeds under the Term B Facility were used to redeem in full $175 million of senior unsecured notes due May 2021, repay borrowings under the Company’s senior secured revolving credit facility, pay fees and expenses of the transaction and for general corporate purposes.

On April 6, 2021, in connection with the acquisition of Itasa, the Company entered into an Amendment and Restatement Agreement (the "Term Loan Credit Agreement"), which provides a seven-year term loan B facility in the initial principal amount of $450 million (the “Term Loan B”), which replaced the 2020 Term Loan B. The Term Loan B is repayable in equal quarterly installments commencing on September 30, 2021 in an aggregate annual amount equal to 1% of the original principal amount of the Term Loan B (subject to certain reductions in connection with debt prepayments and debt buybacks). Cash proceeds of borrowings on the closing date under the Term Loan B were used by the Company to pay the cash consideration for the Acquisition, including the repayment of certain existing debt of Itasa, and to pay fees and expenses in connection with the Acquisition, the Term Loan B and the amendment of the ABL Credit Agreement. The Company recognized $7.2 million of loss on debt extinguishment in connection with the transaction.

Under the terms of the Term Loan Credit Agreement, borrowings under the Term Loan B will bear interest at a per annum rate equal to either (a) the reserve-adjusted LIBOR rate for interest periods of one, two or three months, plus an applicable rate of 3.00% per annum, or (b) the Alternate Base Rate, plus an applicable rate of 2.00% per annum. “Alternate Base Rate” will be equal to the greatest of (1) the prime rate as quoted from time to time in The Wall Street Journal or published by the Federal Reserve Board, (2) the overnight bank funding rate established by the Federal Reserve Bank of New York, plus 50 basis points, and (3) one-month reserve-adjusted LIBOR plus 100 basis points. The Alternate Base Rate is subject to a “floor” of 1.5%, and the adjusted LIBOR rate is subject to a “floor” of 0.5%. The applicable interest rate under the Term Loan B was 3.50% as of September 30, 2021.

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

Availability under the Global Revolving Credit Facility varies over time depending on the value of the Company’s inventory, receivables and various capital assets. As of September 30, 2021, the Company had no borrowings and $0.3 million in letters of credit outstanding under the Global Revolving Credit Facility and $158.2 million of available credit (based on exchange rates at September 30, 2021). As of September 30, 2021, the weighted-average interest rate under the Global Revolving Credit Facility was 1.3 percent per annum.

The ABL Credit Agreement contains covenants with which the Company and its subsidiaries must comply during the term of the agreement, which the Company believes are ordinary and standard for agreements of this nature.

Under the terms of the Term Loan Credit Agreement and the ABL Credit Agreement, the Company has limitations on its ability to repurchase shares of and pay dividends on its Common Stock. These limitations are triggered depending on the Company’s credit availability under the ABL Credit Agreement and leverage levels under the Term Loan Credit Agreement. As of September 30, 2021, none of these covenants were restrictive to the Company’s ability to repurchase shares of and pay dividends on its Common Stock.

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

The following table presents the components of net periodic benefit cost for the Company’s defined benefit plans and postretirement plans other than pensions:

Components of Net Periodic Benefit Cost for Defined Benefit Plans

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended September 30,
	2021	2020	2021	2020
Service cost	$0.9	$1.1	$0.3	$0.2
Interest cost	3.2	3.5	0.2	0.3
Expected return on plan assets (a)	(5.0)	(5.1)	—	—
Recognized net actuarial loss	1.0	1.4	0.2	0.1
Amortization of prior service benefit	0.1	0.1	—	—
Net periodic benefit cost	$0.2	$1.0	$0.7	$0.6

	Pension Benefits		Postretirement Benefits Other than Pensions
	Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost	$3.0	$3.5	$0.8	$0.8
Interest cost	9.3	10.5	0.5	0.7
Expected return on plan assets (a)	(14.8)	(15.5)	—	—
Recognized net actuarial loss	3.4	4.0	0.7	0.4
Amortization of prior service benefit	0.2	0.3	—	—
Amount of settlement and curtailment losses recognized (b)	1.3	—	—	—
Net periodic benefit cost	$2.4	$2.8	$2.0	$1.9

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
(b)    For the nine months ended September 30, 2021, the Company recognized a settlement loss of $1.0 million related to the SERP and a curtailment loss of $0.3 million related to the Appleton Mill closure. See Note 11, "Assets Held for Sale and Impairment and Asset Restructuring Costs," for further discussion of the Appleton Mill closure.

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

For the nine months ended September 30, 2021, the Company made $9.7 million of aggregate contributions to qualified and nonqualified defined benefit pension trusts and payments of pension benefits for unfunded pension and other postretirement benefit plans. The Company expects to make $11.6 million of such payments in calendar 2021. The Company made similar payments of $5.3 million and $11.5 million for the nine months ended September 30, 2020 and for the year ended December 31, 2020, respectively.

Note 8.  Stock Compensation Plan
Stock Options and Stock Appreciation Rights ("Options")
There were no Options awarded during the nine months ended September 30, 2021.

The following table presents information regarding Options that vested during the nine months ended September 30, 2021:

Options vested	16,529
Aggregate grant date fair value of Options vested (in millions)	$0.2

The following table presents information regarding outstanding Options:

	September 30, 2021	December 31, 2020
Options outstanding	372,918	380,844
Aggregate intrinsic value (in millions)	$0.5	$1.2
Per share weighted average exercise price	$71.75	$70.99
Exercisable Options	372,160	362,651
Aggregate intrinsic value (in millions)	$0.5	$1.2
Unvested Options	758	18,193
Per share weighted average grant date fair value	$10.32	$14.48

Performance Share Units ("PSUs") and Restricted Share Units ("RSUs")
For the nine months ended September 30, 2021, the Company granted target awards of 86,584 PSUs. The measurement period for the PSUs is January 1, 2021 through December 31, 2023. The PSUs vest on the third anniversary from the date of grant. Common Stock of an amount between zero and 200 percent of the PSUs target will be awarded based on the Company’s return on invested capital, consolidated revenue growth, free cash flow as a percentage of net sales, and total return to shareholders relative to the companies in the Russell 2000® Value small cap index. The Company’s return on invested capital, consolidated revenue growth, and free cash flow as a percentage of net sales are adjusted for certain items as further described in the Performance Share Award Agreement. The average price on the dates of grant for the PSUs was $54.34 per share.

For the nine months ended September 30, 2021, the Company awarded 44,196 RSUs to certain employees. The weighted average grant date fair value of such awards was $53.00 per share and one third of the shares will vest on each of the first three anniversaries of the grant date, with certain exceptions for retiring employees. For the nine months ended September 30, 2021, the Company also awarded 11,119 RSUs to non-employee members of the Board of Directors. The weighted average grant date fair value of such awards was $54.06 per share and the awards vest one year from the date of grant. During the vesting period, the holders of the RSUs are entitled to dividends, but the RSUs do not have voting rights.

Generally, the RSUs and PSUs are forfeited in the event the holder is no longer working for the Company on the vesting date. However, under specific circumstances, vesting may be accelerated or reflect pro-rata vesting.

Note 9.  Stockholders' Equity
Common Stock
As of September 30, 2021 and December 31, 2020, the Company had 16,792,000 shares and 16,829,000 shares of Common Stock outstanding, respectively.

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

The following table shows shares purchased and value ($ in millions) under the respective stock purchase plans:

	Nine Months Ended September 30,
	2021		2020
	Shares	Amount	Shares	Amount
Stock Purchase Plan	70,970	$3.4	—	$—
2020 Stock Purchase Plan	—	—	59,577	3.6

For the nine months ended September 30, 2021 and 2020, the Company acquired an additional 8,766 and 3,801 shares of Common Stock, respectively, at a cost of $0.5 million and $0.2 million, respectively for shares surrendered by employees to pay taxes due on vested restricted stock awards.

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

Employees and Labor Relations
The Company’s U.S. union employees are represented by the USW. Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the "IG BCE"). In Spain and Mexico, most of our employees are eligible to be represented by the local workers' unions: Confederacion Sindical de Comisiones Obreras ("CCOO") and Langile Abertzaalen Batzordeak ("LAB") in Spain; and Federacion de Trabajadores del Estado de Queretaro ("CTM") in Mexico. In the Netherlands, most of our employees are eligible to be represented by the Christelijke Nationale Vakbond ("CNV") and the Federatie Nederlandse Vakvereniging ("FNV"). As of September 30, 2021, the Company had 652 U.S. employees covered under collective bargaining agreements that will expire in the next 12 months.

The following table shows the expiration dates of the Company’s various bargaining agreements and the number of employees covered under each of these agreements:

Contract Expiration Date	Location	Union	Number of Employees
April 2021	Eerbeek, Netherlands	CNV, FNV	(a)
November 2021	Lowville, NY	USW	85
December 2021	Andoain, Spain	CCOO, LAB	(a)
January 2022	Whiting, WI	USW	186
June 2022	Neenah, WI	USW	190
July 2022	Munising, MI	USW	191
September 2022	Neenah Germany	IG BCE	(a)
March 2023	Queretaro, Mexico	CTM	(a)

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

Note 11.  Assets Held For Sale and Impairment and Asset Restructuring Costs
2021 Appleton Mill Closure
On June 28, 2021, the Company's Board of Directors approved the permanent closure of the manufacturing facility in Appleton, Wisconsin (the “Appleton Mill”) used in the Technical Products segment. The closure of the facility was substantially complete as of September 30, 2021. In connection with the closure, the Company reduced the carrying value of these assets from the net book value of $43.0 million to an estimated salvage value of $10.6 million, which resulted in a non-cash impairment loss of $32.4 million ($24.3 million, net of tax). The salvage value was determined using third-party appraisal estimates based on observable market inputs (Level 2). In addition, the Company recorded $5.0 million of other restructuring charges, including reserves for obsolescence of inventory and environmental exposure, severance costs and a curtailment loss on the pension obligations of the terminated workers. Further, the Company incurred a charge of $2.9 million relating to the loss of certain deferred income tax benefits.

During the third quarter of 2021, the Company initiated a process to market for sale the Appleton Mill ("disposal group"). The contemplated disposal transaction does not constitute a strategic shift in the business that will have a major effect on operations of the Company. The disposal group was measured at the lower of carrying value and fair value (a Level 2 measurement, based on observable market inputs), less costs to sell. As of September 30, 2021, the disposal group of assets of $10.6 million (consisting of property, plant and equipment) was separately reported as Assets held for sale in the Condensed Consolidated Balance Sheet. In addition, an estimated environmental liability of $0.6 million was reported separately as Liabilities of assets held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2021. For the three months ended September 30, 2021, the Company adjusted the inventory reserves and severance costs resulting in a net $0.4 million reduction of the restructuring charges.

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

The Company also tested its indefinite-lived intangible assets (brand names) for impairment using the applicable accounting guidance and as a result recorded an impairment loss of $0.9 million and $0.4 million in the Fine Paper and Packaging and Technical Products segments, respectively. The Company updated the qualitative review of goodwill and other indefinite-lived intangibles, noting that there were no impairment indicators triggered as of September 30, 2020.

A summary of the asset restructuring and impairment costs incurred during the three and nine months ended September 30, 2021 and 2020, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Impairment loss	$—	$—	$32.4	$52.3
Inventory obsolescence charge (recorded in Cost of Products Sold)	(0.8)	—	2.2	—
Restructuring charges from idled assets	—	—	—	2.6
Other restructuring charges	0.4	—	2.4	0.4
Total	$(0.4)	$—	$37.0	$55.3

Note 12.  Business Segment Information
The Company’s reportable operating segments consist of Technical Products and Fine Paper and Packaging.

In January 2021, the Company realigned management of the publishing products component of the Technical Products segment to be part of the Fine Paper and Packaging segment. As a result, the Company recast the comparable 2020 information and presented the $5.0 million and $20.4 million of net sales and $0.8 million and $1.0 million of operating loss for the three and nine months ended September 30, 2020, respectively, formerly in the Technical Products segment as part of the Fine Paper and Packaging segment. The Company also recast the total assets by segment and presented the $21.0 million of total assets as of December 31, 2020 related to publishing products within the Fine Paper and Packaging segment.

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

During the three months ended March 31, 2021, the Company further disaggregated the former performance materials business into industrial solutions and specialty coatings components, and recast the prior year period disclosure. The increase in the specialty coatings component beginning in the second quarter of 2021 was due to the Itasa acquisition (see Note 4, "Acquisition"). The following table presents sales by product category for the Technical Products businesses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Filtration	39%	52%	42%	48%
Industrial solutions	30%	35%	34%	40%
Specialty coatings	31%	13%	24%	12%
Total	100%	100%	100%	100%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Commercial	49%	51%	52%	53%
Consumer and packaging	51%	49%	48%	47%
Total	100%	100%	100%	100%

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

The following tables summarize the net sales, operating income (loss), and total assets for each of the Company’s business segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales
Technical Products	$172.7	$118.5	$497.5	$351.4
Fine Paper and Packaging	95.2	72.2	266.7	234.3
Consolidated	$267.9	$190.7	$764.2	$585.7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021 (a)	2020 (c)	2021 (b)	2020 (d)
Operating income (loss)
Technical Products	$10.0	$13.1	$0.9	$(17.8)
Fine Paper and Packaging	6.4	5.2	29.0	15.7
Unallocated corporate costs	(5.0)	(4.4)	(37.5)	(18.9)
Consolidated	$11.4	$13.9	$(7.6)	$(21.0)

(a)    Operating income for the three months ended September 30, 2021 included (1) $(0.4) million of non-cash impairment and asset restructuring costs related to the Appleton Mill closure within Technical Products; (2) $0.6 million of acquisition related costs for Itasa within Technical Products; (3) $0.6 million of other restructuring and non-routine costs ($0.4 million within Technical Products, $(0.1) million within Fine Paper and Packaging, and $0.3 million within Unallocated corporate costs); and (4) $0.5 million of incremental and direct costs of responding to COVID-19 ($0.2 million within Technical Products and $0.3 million within Fine Paper and Packaging). Refer to Note 11, "Assets Held for Sale and Impairment and Asset Restructuring Costs", Note 4, "Acquisition", and Note 1, "Background and Basis of Presentation" for further discussion.

(b)    Operating loss for the nine months ended September 30, 2021 included (1) $37.0 million of non-cash impairment and asset restructuring costs related to the Appleton Mill closure within Technical Products; (2) $17.8 million of acquisition related costs for Itasa, $5.7 million within Technical Products and $12.1 million within Unallocated corporate costs; (3) $7.2 million of loss on debt extinguishment due to upsizing of the Term Loan B within Unallocated corporate costs; (4) a $1.0 million SERP settlement loss within Unallocated corporate costs; (5) $1.5 million of other restructuring and non-routine costs ($1.0 million within Technical Products, $(0.2) million within Fine Paper and Packaging, and $0.7 million within Unallocated corporate costs); and (6) $1.2 million of incremental and direct costs of responding to COVID-19 ($0.4 million within Technical Products, $0.6 million within Fine Paper and Packaging, and $0.2 million within Unallocated corporate costs). Refer to Note 11, "Assets Held for Sale and Impairment and Asset Restructuring Costs", Note 4, "Acquisition", Note 6, "Debt", Note 7, "Pension and Other Postretirement Benefits", and Note 1, "Background and Basis of Presentation" for further discussion.

(c)    Operating income for the three months ended September 30, 2020 included (1) $0.6 million of incremental and direct costs of responding to COVID-19 ($0.2 million within Technical Products and $0.4 million within Fine Paper and Packaging); and (2) $1.4 million of other restructuring and non-routine costs ($0.4 million within Fine Paper and Packaging and $1.0 million within Unallocated corporate costs). Refer to Note 1, "Background and Basis of Presentation" for further discussion.

(d)    Operating loss for the nine months ended September 30, 2020 included (1) $55.3 million of asset restructuring and impairment costs ($51.6 million within Technical Products and $3.7 million within Fine Paper and Packaging) related to the impairment of certain long-lived assets, as well as the idling of a paper machine and other smaller assets and related severance costs; (2) $1.9 million of loss on debt extinguishment ($0.1 million within Technical Products and $1.8 million within Unallocated corporate costs) related to the redemption of the 2021 Senior Notes and resizing of the Global Revolving Credit Facility; (3) $2.1 million of incremental and direct costs of responding to COVID-19 ($0.9 million within Technical Products and $1.0 million within Fine Paper and Packaging and $0.2 million within Unallocated corporate costs); (4) $4.1 million of other restructuring and non-routine costs ($0.3 million within Technical Products, $2.2 million within Fine Paper and Packaging, and $1.6 million within Unallocated corporate costs); and (5) $1.1 million of due diligence and transaction costs of a terminated acquisition attempt within Unallocated corporate costs. Refer to Note 11, "Assets Held for Sale and Impairment and Asset Restructuring Costs", Note 6, "Debt", and Note 1, "Background and Basis of Presentation" for further discussion.

	September 30, 2021	December 31, 2020
Total Assets (a)
Technical Products	$806.0	$531.0
Fine Paper and Packaging	232.2	213.4
Corporate and other (b)	54.8	62.2
Consolidated	$1,093.0	$806.6

(a) Segment identifiable assets are those that are directly used in the segments operations.

(b) Corporate assets are primarily deferred income taxes, lease ROU assets, and cash.

The following table represents a disaggregation of revenue from contracts with customers by location of the selling entities for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	58%	65%	60%	68%
Germany	23%	29%	25%	25%
Rest of the world	19%	6%	15%	7%
Total	100%	100%	100%	100%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis presents the factors that had a material effect on our financial position as of September 30, 2021 and our results of operations for the three and nine months ended September 30, 2021 and 2020. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See "Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements.

Executive Summary
For the three months ended September 30, 2021, consolidated net sales of $267.9 million increased $77.2 million (40%) from the COVID-impacted prior year period. The increase includes strong organic volume growth in both segments and effects of the Itasa acquisition.

Consolidated operating income decreased $2.5 million (18%) from the prior year period to $11.4 million for the three months ended September 30, 2021. Despite the robust sales volume growth in both segments, operating income was challenged by a lower value sales mix in our Technical Products segment, significantly higher input and distribution costs, which were further impacted by supply chain constraints, and costs related to flood damage from Hurricane Ida at our facility in Pennsylvania. Excluding adjusting items in both years, adjusted operating income of $12.7 million decreased $3.2 million from $15.9 million in the prior year. See the reconciliation table on F-26 for further detail.

Cash provided by operating activities of $40.3 million for the nine months ended September 30, 2021 compared to $80.4 million in the prior year period. The decrease resulted from the change in working capital due to the COVID-impacted business activity in 2020, including the significant actions to reduce spending, minimize inventories and cash outflows, as well as from higher pension contributions in 2021.

For the three months ended September 30, 2021, the acquisition of the Itasa facilities provided $36.0 million of net sales and operating income of $2.5 million (including one-time acquisition adjustments of $0.5 million). See Note 4, "Acquisition" in the Notes to the Condensed Consolidated Financial Statements.

Results of Operations and Related Information
In this section, we discuss and analyze our net sales, earnings before interest and taxes (which we refer to as "operating income") and other information relevant to an understanding of our results of operations for the three and nine months ended September 30, 2021 and 2020.

In January 2021, the Company realigned management of the publishing products component of the Technical Products segment to be part of the Fine Paper and Packaging segment. As a result, the Company recast the comparable 2020 information and presented the $5.0 million and $20.4 million of net sales and $0.8 million and $1.0 million of operating loss for the three and nine months ended September 30, 2020, respectively, formerly in the Technical Products segment as part of the Fine Paper and Packaging segment.

Analysis of Net Sales — Three and Nine Months Ended September 30, 2021 and 2020
The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Net sales
Technical Products	$172.7	64%	$118.5	62%	$497.5	65%	$351.4	60%
Fine Paper and Packaging	95.2	36%	72.2	38%	266.7	35%	234.3	40%
Consolidated	$267.9	100%	$190.7	100%	$764.2	100%	$585.7	100%

The following table presents our net sales by segment for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Change in Net Sales Compared to Prior Period
				Change Due To
	2021	2020	Total Change	Volume	Net Price (a)	Currency
Technical Products	$172.7	$118.5	$54.2	$53.5	$(0.3)	$1.0
Fine Paper and Packaging	95.2	72.2	23.0	18.2	4.8	—
Consolidated	$267.9	$190.7	$77.2	$71.7	$4.5	$1.0

(a) Includes changes in selling price and product mix.

Consolidated net sales of $267.9 million for the three months ended September 30, 2021 increased $77.2 million (40%) from the prior year period, which had been heavily impacted by COVID-19. The increase includes strong organic volume growth, pricing actions, and net sales from the Itasa acquisition of $36.0 million. The increase was slightly offset by lower value sales mix in Technical Products.
•Net sales in our Technical Products segment increased $54.2 million (46%) from the prior year period. The revenue increase was primarily driven by a rebound in all product categories compared to the impact of the pandemic in the third quarter of 2020, and the acquisition of Itasa. These increases were partly offset by a lower value sales mix in 2021, which included the effects of limited availability of some raw materials from supply chain constraints.
•Net sales in our Fine Paper and Packaging segment increased $23.0 million (32%) from the prior year period. The increase reflects a continued rebound in all product categories, especially in premium packaging and consumer products. In addition, net selling prices were higher in 2021 due to a higher priced mix and input cost recoveries.

The following table presents our net sales by segment for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Change in Net Sales Compared to Prior Period
				Change Due To
	2021	2020	Total Change	Volume	Net Price (a)	Currency
Technical Products	$497.5	$351.4	$146.1	$143.5	$(12.2)	$14.8
Fine Paper and Packaging	266.7	234.3	32.4	29.0	3.4	—
Consolidated	$764.2	$585.7	$178.5	$172.5	$(8.8)	$14.8

(a) Includes changes in selling price and product mix.

Consolidated net sales of $764.2 million for the nine months ended September 30, 2021 increased $178.5 million (30%) from the prior year period. Strong organic volume growth was realized in both segments, coupled with net sales from the Itasa acquisition of $69.2 million and favorable currency effects. The increase was partly offset by lower value sales mix. Excluding the Itasa acquisition, net sales grew 19% from the prior year.
•Net sales in our Technical Products segment increased $146.1 million (42%) from the prior period. The revenue increase reflects a rebound in all product categories, led by sales growth in filtration, incremental sales from the acquisition of Itasa, and favorable currency effects from a stronger euro. These increases were partly offset by lower value sales mix in 2021 and the significant cost impacts from supply chain constraints. Excluding net sales of $69.2 million from the Itasa acquisition, Technical Products net sales increased 22% from the prior year.
•Net sales in our Fine Paper and Packaging segment increased $32.4 million (14%) from the prior year period. The rebound was achieved in all product categories, especially in premium packaging and consumer products. The increase in net sales was slightly offset by a lower value mix in 2021.

Analysis of Operating Income — Three and Nine Months Ended September 30, 2021 and 2020
The following table sets forth line items from our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	85.7	81.5	83.5	81.1
Gross profit	14.3	18.5	16.5	18.9
Selling, general and administrative expenses	9.7	10.0	10.2	11.4
Impairment and asset restructuring costs (Note 11)	0.1	—	4.6	9.4
Acquisition and integration costs (Note 4)	0.1	—	1.6	0.2
Other restructuring and non-routine costs (Note 12)	0.2	0.8	0.2	0.7
COVID-19 costs (Note 1)	0.2	0.3	0.2	0.4
Loss on debt extinguishment (Note 6)	—	—	0.9	0.3
Pension settlement losses (Note 7)	—	—	0.1	—
Other (income) expense - net	(0.2)	0.1	(0.3)	0.1
Operating income (loss)	4.3	7.3	(1.0)	(3.6)
Interest expense - net	1.9	1.9	1.7	1.6
Income (Loss) before income taxes	2.4	5.4	(2.7)	(5.2)
Provision (benefit) for income taxes	1.2	1.3	(0.3)	(0.8)
Net income (loss)	1.2%	4.1%	(2.4)%	(4.4)%

The following table presents our operating income by segment for the three months ended September 30, 2021 and 2020:

			Change in Operating Income Compared to Prior Period
	Three Months Ended September 30,			Change Due To
			Total		Net	Input
	2021	2020	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$10.0	$13.1	$(3.1)	$10.1	$(0.7)	$(12.2)	$0.1	$(0.4)
Fine Paper and Packaging	6.4	5.2	1.2	5.0	4.2	(4.5)	—	(3.5)
Unallocated corporate costs	(5.0)	(4.4)	(0.6)	—	—	—	—	(0.6)
Consolidated	$11.4	$13.9	$(2.5)	$15.1	$3.5	$(16.7)	$0.1	$(4.5)

(a) Includes changes in selling price and product mix.
(b) Includes price changes for raw materials and energy.
(c) Includes the net favorable effects of other manufacturing costs, over (under) absorption of fixed costs, distribution and SG&A expenses. In addition, these amounts include the net change in non-GAAP adjustments of $(0.6) million, $0.6 million, and $0.7 million in Technical Products, Fine Paper and Packaging, and Unallocated corporate costs, respectively. See the reconciliation table on F-26 for further detail by segment and type of cost.

Consolidated operating income decreased $2.5 million from the prior year period to $11.4 million for the three months ended September 30, 2021. Higher input costs in both segments, lower value sales mix in Technical Products, and higher distribution costs, which were all impacted by supply chain constraints, as well as operational challenges including costs related to flood damage at our facility in Pennsylvania more than offset the strong sales volume growth. Excluding adjusting items in both years, adjusted operating income of $12.7 million decreased $3.2 million from $15.9 million in the prior year. See the reconciliation table on F-26 for further detail.
•Operating income for our Technical Products segment decreased $3.1 million from the prior year period to $10.0 million. Higher input and distribution costs and lower value sales mix, which were all impacted by supply chain constraints, along with operational challenges including costs related to flood damage at the Pennsylvania facility more than offset the strong sales volume, including benefits from the acquisition of Itasa. Excluding adjusting items shown on the reconciliation table on F-26, adjusted operating income decreased $2.5 million from $13.3 million to $10.8 million.
•Operating income for our Fine Paper and Packaging segment increased $1.2 million from the prior year period to $6.4 million, primarily as a result of higher sales and more favorable sales mix, partly offset by higher input and distribution costs resulting from supply chain pressures. Excluding unfavorable adjusting items of $0.2 million in 2021 and $0.8 million in 2020 shown on the reconciliation table on F-26, adjusted operating income of $6.6 million in 2021 increased $0.6 million from $6.0 million in the prior year.
•Unallocated corporate expenses of $5.0 million increased $0.6 million from the prior year. Excluding unfavorable adjustments in 2021 and 2020 of $0.3 million and $1.0 million, respectively, shown on the reconciliation table on F-26, adjusted unallocated corporate expenses of $4.7 million increased $1.3 million from prior year due to an increase in SG&A spending.

The following table presents our operating income (loss) by segment for the nine months ended September 30, 2021 and 2020:

			Change in Operating Income Compared to Prior Period
	Nine Months Ended September 30,			Change Due To
			Total		Net	Input
	2021	2020	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$0.9	$(17.8)	$18.7	$28.4	$(11.6)	$(17.3)	$2.4	$16.8
Fine Paper and Packaging	29.0	15.7	13.3	8.2	4.9	(4.6)	—	4.8
Unallocated corporate costs	(37.5)	(18.9)	(18.6)	—	—	—	—	(18.6)
Consolidated	$(7.6)	$(21.0)	$13.4	$36.6	$(6.7)	$(21.9)	$2.4	$3.0

(a) Includes changes in selling price and product mix.
(b) Includes price changes for raw materials and energy.
(c) Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and SG&A expenses. In addition, these amounts include the net change in non-GAAP adjustments of $8.8 million, $6.5 million, and $(16.5) million in Technical Products, Fine Paper and Packaging, and Unallocated corporate costs, respectively. See the reconciliation table on F-26 for further detail by segment and type of cost.

Consolidated operating loss improved by $13.4 million from the prior year period loss of $21.0 million to a loss of $7.6 million for the nine months ended September 30, 2021. Excluding adjusting items noted below, operating income increased $14.6 million to $58.1 million due primarily to higher sales and related manufacturing cost efficiencies. The impact of higher volumes, including the acquisition of Itasa, was partly offset by higher input and distribution costs and lower value sales mix in Technical Products, all of which were impacted by supply chain constraints. In addition, as presented on the reconciliation table on F-26, we recorded $65.7 million of impairment and asset restructuring costs of the Appleton Mill closure, acquisition and integration costs, loss on extinguishment of debt, pension settlement losses, other restructuring and non-routine costs, and incremental costs of responding to COVID-19. Adjusting items of $64.5 million in 2020 included non-cash impairment and asset restructuring costs for long-lived assets, loss on extinguishment of debt, incremental costs of responding to COVID-19, other restructuring and non-routine costs, and acquisition and due diligence costs.
•Operating income of $0.9 million for our Technical Products segment increased $18.7 million from the prior year period loss of $17.8 million. Excluding unfavorable adjusting items discussed above and shown on the reconciliation table on F-26, adjusted operating income increased $9.9 million (28%) from $35.1 million to $45.0 million, primarily as a result of higher sales and production volumes, including the Itasa acquisition, and related manufacturing cost efficiencies, and favorable foreign currency. The increase was partly offset by higher input and distribution costs and lower value sales mix, which were all impacted by supply chain constraints.
•Operating income for our Fine Paper and Packaging segment increased $13.3 million from the prior year period to $29.0 million. Excluding unfavorable adjusting items discussed above and shown on the reconciliation table on F-26, adjusted operating income of $29.4 million in 2021 increased $6.8 million (30%) from $22.6 million in the prior year primarily as a result of higher sales and production volumes and related manufacturing cost efficiencies. The impact of higher volumes was partly offset by higher input and distribution costs resulting from supply chain constraints.

•Unallocated corporate expenses for the nine months ended September 30, 2021 of $37.5 million were $18.6 million higher than the prior year period due to costs of $21.2 million including loss on debt extinguishment, acquisition and integration costs, pension settlement losses, restructuring and other non-routine costs, and COVID-19 costs. These costs compared to $4.7 million of one-time costs in 2020. Excluding these items, adjusted unallocated corporate expenses were $2.1 million higher than the prior year period due to higher SG&A spending.
The following table sets forth our operating income (loss) by segment, adjusted for the effects of non-routine certain costs, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Technical Products
GAAP operating income (loss)	$10.0	$13.1	$0.9	$(17.8)
Impairment and asset restructuring costs	(0.4)	—	37.0	51.6
Acquisition and integration costs	0.6	—	5.7	—
Other restructuring and non-routine	0.4	—	1.0	0.3
COVID-19 costs	0.2	0.2	0.4	0.9
Loss on debt extinguishment	—	—	—	0.1
Adjusted operating income	10.8	13.3	45.0	35.1

Fine Paper and Packaging
GAAP operating income	6.4	5.2	29.0	15.7
Asset restructuring costs	—	—	—	3.7
Other restructuring and non-routine	(0.1)	0.4	(0.2)	2.2
COVID-19 costs	0.3	0.4	0.6	1.0
Adjusted operating income	6.6	6.0	29.4	22.6

Unallocated Corporate Costs
GAAP operating loss	(5.0)	(4.4)	(37.5)	(18.9)
Acquisition and integration costs	—	—	12.1	1.1
Other restructuring and non-routine	0.3	1.0	0.7	1.6
COVID-19 costs	—	—	0.2	0.2
Loss on debt extinguishment	—	—	7.2	1.8
Pension settlement costs	—	—	1.0	—
Adjusted operating loss	(4.7)	(3.4)	(16.3)	(14.2)

Consolidated
GAAP operating income (loss)	11.4	13.9	(7.6)	(21.0)
Impairment and asset restructuring costs (a)	(0.4)	—	37.0	55.3
Acquisition and integration costs (a)	0.6	—	17.8	1.1
Other restructuring and non-routine	0.6	1.4	1.5	4.1
COVID-19 costs	0.5	0.6	1.2	2.1
Loss on debt extinguishment	—	—	7.2	1.9
Pension settlement costs	—	—	1.0	—
Adjusted operating income	$12.7	$15.9	$58.1	$43.5

(a) Each of these non-routine items is reflected on the Condensed Consolidated Statements of Operations as a separate line, with the exception of $(0.8) million and $2.2 million, respectively, of "Impairment and asset restructuring costs" and $0.3 million and $5.4 million, respectively, of "Acquisition and integration costs" for three and nine months ended September 30, 2021, which are reflected in "Cost of products sold".

In accordance with generally accepted accounting principles in the United States ("GAAP"), consolidated operating income (loss) includes the pre-tax effects of impairment and asset restructuring costs, acquisition and integration costs, loss on debt extinguishment, pension settlement losses, other restructuring and non-routine costs, and COVID-19 costs. We believe that by adjusting reported operating income to exclude the effects of such items, the resulting adjusted operating income is on a basis that reflects the results of our ongoing operations. In assessing COVID-19 impacts, we excluded only costs which were unusual, incremental and directly attributable to mitigating the effects of COVID-19 on our operations. We believe that providing adjusted operating results will help investors gain an additional perspective of underlying business trends and results. Adjusted operating income is not a recognized term under GAAP and should not be considered in isolation or as a substitute for operating income derived in accordance with GAAP. Other companies may use different methodologies for calculating their non-GAAP financial measures and, accordingly, our non-GAAP financial measures may not be comparable to their measures.

Additional Statement of Operations Commentary:
•SG&A expense of $26.1 million for the three months ended September 30, 2021 was $7.0 million higher than SG&A expense of $19.1 million in the prior year period. The majority of the increase was due to additional SG&A from the Itasa acquisition. Costs in 2020 were lower due to the significant actions taken to manage spending and temporarily reduce costs in areas such as marketing, travel and payroll.
SG&A expense of $77.9 million for the nine months ended September 30, 2021 was $11.4 million higher than SG&A expense of $66.5 million in the prior year period. Most of the increase was due to additional SG&A from the Itasa acquisition.
•For the three months ended September 30, 2021, net interest expense of $5.1 million was higher than the $3.6 million in the third quarter of 2020, due to the higher borrowing under the upsized Term Loan B and amortization of the associated deferred financing costs.
For the nine months ended September 30, 2021, net interest expense of $13.0 million increased compared to $9.5 million for prior year period, likewise due to higher Term Loan B borrowing and associated deferred financing cost amortization.
•Historically, our effective income tax rate has differed from the U.S. statutory tax rate primarily due to the proportion of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate, research and development and other tax credits and excess tax benefits from stock compensation. For the three months ended September 30, 2021 and 2020, we recorded an income tax provision of $3.0 million and $2.4 million, respectively. The effective income tax rate was 48% and 23% for those periods, respectively. As noted below, the effective income tax rate was higher for the three months ended September 30, 2021 due to an adjustment of $1.7 million to a valuation allowance.
For the nine months ended September 30, 2021 and 2020, we recorded an income tax benefit of $2.5 million and $4.7 million, respectively. The effective income tax rate was (12)% and (15)% for those periods, respectively. See Note 5, "Income Taxes" of Notes to Condensed Consolidated Financial Statements for a reconciliation of the effective income tax (benefit) rate to the U.S. federal statutory income tax (benefit) rate. The effective income tax benefit rates in 2021 and 2020, were significantly impacted by the effects of the $32.4 million and $52.3 million, respectively, of impairment losses of the Appleton Mill (see Note 11, "Assets Held For Sale and Impairment and Asset Restructuring Costs") which resulted in consolidated pre-tax book losses in each period. During the three months ended June 30, 2021, the Company recorded $2.9 million of income tax expense to reflect the elimination of certain deferred tax assets due to the mill closure. In addition, during that period, the Company recorded an income tax benefit of $1.4 million upon filing income tax returns to utilize the NOL carryback provisions of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). Combined with the estimated benefit recorded as of December 31, 2020, the Company has recorded an income tax benefit of $2.3 million and a corresponding tax receivable of $9.1 million for the tax refund.
As of June 30, 2020, we evaluated our ability to utilize our deferred tax assets, including research and development and other tax credits and NOLs, before they expire. As a result of the impacts of COVID-19 and other factors, tax expense of $4.0 million was recorded to increase the valuation allowance against our state tax credits and NOLs. As of September 30, 2021, an additional $1.7 million of tax expense was recorded to increase the valuation allowance against these state tax credits and NOLs.

Liquidity and Capital Resources
We believe that our financial position and liquidity remain strong, considering as of September 30, 2021, we had:
•no near-term debt maturities, as the Global Revolving Credit Facility matures in December 2023 and the Term Loan B matures in April 2028;
•significant remaining availability of $158.2 million on our Global Revolving Credit Facility, with no outstanding borrowings; and
•$31.7 million of cash and cash equivalents on hand.

	Nine Months Ended September 30,
	2021	2020
Net cash flow provided by (used in):
Operating activities	$40.3	$80.4

Investing activities:
Capital expenditures	(19.0)	(11.8)
Acquisition of Itasa	(240.2)	—
Other investing activities	3.6	(0.4)
Total	(255.6)	(12.2)

Financing activities:
Net borrowings (repayments) of long-term debt	247.7	(3.1)
Cash dividends paid	(23.9)	(23.9)
Shares purchased	(3.6)	(3.8)
Other financing activities	(9.5)	(5.4)
Total	210.7	(36.2)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	0.3
Net increase in cash and cash equivalents and restricted cash	$(5.4)	$32.3

Operating Cash Flow Commentary
•Cash provided by operating activities of $40.3 million for the nine months ended September 30, 2021 was $40.1 million lower than cash provided by operating activities of $80.4 million in the prior year period. The decrease resulted from the change in working capital due to the COVID-impacted business activity in 2020, including the significant actions to reduce spending, minimize inventories and cash outflows, as well as from higher pension contributions in 2021.

Investing Commentary:
•We acquired Itasa on April 6, 2021, for $240.2 million, net of cash on hand and repayment of existing debt, and including a loss on foreign currency forward contracts.
•For the nine months ended September 30, 2021, and 2020, capital expenditures were $19.0 million and $11.8 million, respectively. We expect aggregate annual capital expenditures to return to a range of approximately 2 to 4 percent of net sales. We believe that this level of capital spending can be funded from cash provided from operating activities and allows us to maintain the efficiency and cost effectiveness of our assets while also investing in expanded capabilities to successfully pursue strategic initiatives and deliver attractive returns.

Financing Commentary:
•For the nine months ended September 30, 2021, cash and cash equivalents decreased to $31.7 million from $37.1 million at December 31, 2020. As of September 30, 2021, our cash balance consisted of $7.1 million in the U.S. and $24.6 million held at entities outside of the U.S. As of September 30, 2021, there were no restrictions regarding the repatriation of our non-U.S. cash.
•For the nine months ended September 30, 2021, cash provided in financing activities was $210.7 million. Cash flows related to financing activities consisted of net borrowings of long-term debt, dividends paid, debt issuance costs, and share repurchases. We made net borrowings of $247.7 million by upsizing our Term Loan B from $200 million to $450 million as the source of financing the Itasa acquisition.
•For the nine months ended September 30, 2020, cash used in financing activities was $36.2 million. Cash flows related to financing activities consisted of net borrowings of long-term debt, dividends paid, debt issuance costs, and share repurchases.
•Availability under our Global Revolving Credit Facility varies over time depending on the value of our inventory, receivables and various capital assets. As of September 30, 2021, we had no outstanding borrowings under our Global Revolving Credit Facility and $158.2 million of available credit (based on exchange rates at September 30, 2021).
•As of September 30, 2021, we had required debt principal payments through September 30, 2022 of $4.5 million for the Term Loan B payable in equal quarterly installments.

Transactions With Shareholders
•For the nine months ended September 30, 2021 and 2020, we paid cash dividends of $23.9 million and $23.9 million ($1.41 per common share). In August 2021, our Board of Directors approved an increase in the quarterly dividend on our Common Stock, to $0.475 per share, effective with the December 2021 dividend payment.
•In November 2020, the Board of Directors authorized an evergreen program for the repurchase of up to $25 million of outstanding Common Stock. This plan does not require us to purchase any specific number of shares and may be suspended or discontinued at any time. For the nine months ended September 30, 2021, there were 70,970 shares repurchased for $3.4 million under this program. For the nine months ended September 30, 2020, we repurchased 59,577 shares of Common Stock at a cost of $3.6 million. For further details on our Stock Purchase Plans, refer to Note 9, "Stockholders' Equity" of Notes to Condensed Consolidated Financial Statements.

Other Items:
•As of September 30, 2021, we had $76.7 million of state NOLs. Our state NOLs may be used to offset $4.6 million in state income taxes. If not used, substantially all of the state NOLs will expire in various amounts between 2021 and 2041. In addition, as of September 30, 2021, we had $29.9 million of U.S. federal and $7.5 million of U.S. state research and development tax credits ("R&D Credits") which, if not used, will expire between 2029 and 2041 for the U.S. federal R&D Credits and between 2021 and 2036 for the state R&D Credits.

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
•the availability of raw materials and energy and other supply chain interruptions;
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

As of September 30, 2021, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the nine months ended September 30, 2021. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the nine months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following supplements the risk factors disclosed in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Our financial condition and results of operations have been and are expected to continue to be adversely affected by the recent coronavirus pandemic.

COVID-19 and measures to prevent its spread, including imposition of quarantines, governmental vaccination mandates, and prolonged closures of manufacturing facilities and retail stores, may impact our business in a number of ways. These impacts could adversely affect our ability to operate our business, including potential disruptions to our supply chain, increased administrative costs, the availability of raw materials and our ability to recruit and maintain the skilled workforce necessary to operate our businesses.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities:

The following table contains information about our purchases of our equity securities for the three months ended September 30, 2021:

		Shares Purchased as Part of Publicly Announced Plans or Programs in 2021 (b)
Month	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased	Approximate Dollar Value of Shares that May Yet Be Purchased
July	72	$—	—	$25,000,000
August	18,300	$49.71	18,240	$24,093,290
September	52,730	$47.21	52,730	$21,603,907

(a) Transactions include the purchase of vested restricted shares from employees to satisfy minimum tax withholding requirements upon vesting of stock-based awards. See Note 9, "Stockholders' Equity" of Notes to Condensed Consolidated Financial Statements.
(b) In November 2020, our Board of Directors authorized a program for the purchase of up to $25 million of outstanding common stock effective January 1, 2021. The program does not require the Company to purchase any specific number of shares and may be suspended or discontinued at any time. For the nine months ended September 30, 2021, there were 70,970 shares repurchased for $3.4 million under this program.

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

November 3, 2021