Form 10-K
period 2021-12-31
Neenah Inc
filed 2022-02-18
CIK 1296435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________

FORM 10-K
________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock held by non-affiliates on June 30, 2021 (based on the closing stock price on the New York Stock Exchange) on such date was $702,272,937.
As of February 16, 2022, there were approximately 16,787,000 shares of the Company's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on May 19, 2022 is incorporated by reference into Part III hereof.

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
Our technical products business is a leading international producer of transportation, water and other filter media and durable, saturated, and coated substrates for a variety of end markets. We focus on categories where we believe we are, or can be, a market leader. These categories include filtration media for transportation, water and other end use applications, backings for specialty tapes and abrasives, release liners, digital transfer papers, performance labels and other custom engineered materials. Our products are typically used in high performance applications where our customers require specific standards and qualifications. Our dedicated technical products manufacturing facilities are located in Weidach and Bruckmühl, Germany, Eerbeek, Netherlands, Andoain, Spain, Bolton, England, Queretaro, Mexico, Munising, Michigan, and Pittsfield, Massachusetts.
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
In October 2006, we purchased the outstanding interests of FiberMark Services GmbH & Co. KG and the outstanding interests of FiberMark Beteiligungs GmbH (collectively "Neenah Germany"). At acquisition, the Neenah Germany assets consisted of three mills located in Weidach, Bruckmühl and Lahnstein, Germany. In October 2015, we sold the Lahnstein mill to the Kajo Neukirchen Group. The remaining mills produce a wide range of products, including transportation filter media, masking and other tapes, abrasive backings, and specialized printing and coating substrates.
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
In April 2021, we purchased all of the outstanding equity of Global Release Liners, S.L. (“Itasa”). Itasa, through its subsidiaries, is a leading global coater and converter of release liners used in hygiene, tapes, industrial, labels, composites, and various other end markets. See Note 4 of Notes to Consolidated Financial Statements, "Business Acquisition."
In June 2021, our Board of Directors approved the permanent closure of the manufacturing facility in Appleton, Wisconsin. As of September 30, 2021, the closure of the facility was substantially complete, and we initiated a process to market it for sale. See Note 13 of Notes to Consolidated Financial Statements, "Assets Held For Sale and Impairment and Asset Restructuring Costs."
Fine Paper and Packaging.  The fine paper and packaging business was incorporated in 1885 as Neenah Paper Company, which initially operated a single paper mill in Neenah, Wisconsin. Kimberly-Clark acquired the mill in 1956. In 1981, Kimberly-Clark purchased an additional mill located in Whiting, Wisconsin and thereafter the capacity of the fine paper and packaging business has expanded by installing two paper machines at the Whiting mill and completing a major expansion of the Neenah facility with the installation of a paper machine, and constructing a finishing center, customer service center and an expanded distribution center.
In the first of the series of consolidating acquisitions, in March 2007, we acquired the assets and brands of Neenah Paper FR, LLC ("Fox River"). In January 2012, we purchased certain premium fine paper brands and other assets from Wausau Paper Mills, LLC, a subsidiary of Wausau Paper Corp. ("Wausau") and in January 2013, we purchased certain premium business paper brands from the Southworth Company ("Southworth").
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

Business Strategy
We have a long history, which is rooted in a proud heritage of manufacturing expertise. For over 100 years, we have grown and evolved our technology and methodologies along with the materials we use and the products we manufacture. Enabled by our culture and capabilities, we are focused on increasing our growth and leading the markets we serve. Our growth businesses include filtration, specialty coatings, engineered materials, and imaging and packaging products. We believe that achieving and maintaining a leadership position requires prompt and proactive responses to our customers' needs. We know that prudent capital and cost management coupled with relentless risk-mitigation allow us to manufacture growth, for our customers, end-users, shareholders and employees. We are committed to driving meaningful value for our stakeholders. We will continue to operate with financial discipline, maintain a prudent capital structure and deploy cash flows in ways that are designed to generate value, including direct cash returns to shareholders through a meaningful dividend.

Products
Technical Products.  Our technical products business is a leading international producer of specialized media made from polymers and fibers that delivers high performance benefits to customers, such as filtration media for transportation, water and other filtration markets, and saturated and coated performance materials used for specialty tapes, abrasives, performance labels, digital transfer papers, and a variety of other end markets. Typically, our technical products are sold to other manufacturers as key components for their finished products. Many of our key market segments served, including filtration and specialty backings for tape and abrasives, are global in scope. JET-PRO®SofStretchTM, KIMDURA®, PREVAILTM, NEENAH®, and GESSNER® are some of the brands of our technical products business.

The following is a description of certain key products and markets:
Filtration media for transportation, including induction air, fuel, oil, cabin air and other applications. Transportation filtration media are sold to filter manufacturers who in turn supply automotive and other companies with filters used as original equipment on new cars and trucks, as well as to the aftermarket. In 2020, we introduced high performance face mask media in Europe.
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
Release liners. These products include specialty coated media that aids in various adhesive applications in markets such as hygiene, tapes, industrial, labels, composites and various other end markets.
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
Security papers & other specialty products. Products in these markets are used in a variety of applications including passports, clean room papers, and furniture backers.
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
The following is a description of certain key products and markets:
Commercial printing papers, including premium writing, text and cover papers and envelopes. Uses include advertising collateral, stationery, corporate identity packages and brochures, pocket folders, annual reports, advertising inserts, direct mail, business cards, scrapbooks, and a variety of other uses where colors, texture, coating, unique finishes, or heavier weight papers are desired. Our market leading brands in this category include CLASSIC®, CLASSIC CREST®, ENVIRONMENT®, ROYAL SUNDANCE®, NEENAH® Cotton, and TOUCHE® trademarks. The fine paper and packaging business also sells private watermarked paper and other specialty writing, text, and cover papers. Additionally, the publishing business produces luxury and durable covering materials for use in reference and text books, albums and photo books, religious texts, menus, and journals.
Bright papers. Products in this market are used in applications such as direct mail, advertising inserts, scrapbooks, and marketing collateral. Our brands in this category include ASTROBRIGHTS®.
Consumer products. Products such as bright papers, cardstock, stationary paper, envelopes, journals, and planners are sold to national retailers like Staples, Office Depot, Walmart and Amazon. Our brands in this category include ASTROBRIGHTS®, SOUTHWORTH®, and Neenah® Bright White.
Premium packaging. Products produced for this market are used for wine, spirits and beer labels, folding cartons, box wrap, bags, hang tags, and stored value cards servicing high-end retail, cosmetics, spirits, and electronics end-use markets. Our market leading brands in these categories include NEENAH® Folding Board, ESTATE LABEL®, Neenah® Box Wrap, and IMAGEMAX® Paper Card. Additionally, the fine paper and packaging business provides leading solutions in the wide format arena, led by its Digicape® and CONVERD® brands.
Other. The fine paper and packaging business also produces and sells other specialty papers such as translucent papers, art papers, papers for optical scanning, and other specialized applications.
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
The technical products business has more than 1,000 customers worldwide. The distribution of sales in 2021 was 45 percent in Europe, 38 percent in North America, and 17 percent in Asia, Latin America, and Africa.
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
The fine paper and packaging business has over 550 customers worldwide. The fine paper and packaging business sells its products in a variety of channels including authorized paper distributors, converters, major national retailers, specialty business converters, and direct to end-users. Sales to distributors account for approximately 40 percent of net sales in the fine paper and packaging business. During 2021, approximately 10 percent of the net sales of our fine paper and packaging business were exported to markets outside North America.
Concentration.  For the years ended December 31, 2021, 2020, and 2019, sales to the technical products business' largest customer represented approximately 9 percent, 9 percent, and 8 percent of consolidated net sales, respectively, and approximately 14 percent,16 percent, and 15    percent of net sales for the technical products segment, respectively. For the years ended December 31, 2021, 2020, and 2019 sales to the largest customer of fine paper and packaging business represented approximately 6 percent, 6 percent, and 8 percent of consolidated net sales, respectively, and approximately 17 percent for the year ended December 31, 2021 and approximately 18 percent of net sales of the fine paper and packaging business for each of the years ended December 31, 2020 and 2019. We practice limited sales distribution to improve our ability to control the marketing of our products. Although a complete loss of these customers would cause a temporary decline in the respective business' sales volume, we believe the decline could be partially offset by expanding sales to existing customers, and further offset over a several month period with the addition of new customers.

Competition
Technical Products.  Our technical products business competes in global markets with a number of large multinational competitors, including Ahlstrom-Munksjö, Hollingsworth & Vose Company, Mondi plc, and Loparex LLC. It also competes in some, but not all, of these segments with smaller regional manufacturers, such as Monadnock Paper Mills, Inc. and Potsdam Specialty Paper, Inc. We believe the bases of competition in most of these categories are the ability to design and develop customized product features to meet customer performance specifications while maintaining quality, customer service, and a competitive price. We believe our research and development program gives us an advantage in customizing base papers and developing advanced filter media to meet customer needs.
Fine Paper and Packaging.  Our fine paper and packaging business is a leading supplier of premium printing and other high-end specialty papers in North America. Our fine paper and packaging business also competes in the premium segment of the uncoated free sheet market. The fine paper and packaging business competes primarily in North America with Mohawk and Monadnock Paper Mills. We believe the primary bases of competition for premium fine papers are product quality, customer service, product availability, promotional support, color and texture variety, and brand recognition. Price also can be a factor particularly for lower quality printing applications for which our papers may compete with opaque and offset papers. We have and will continue to invest in advertising and other programs aimed at graphic designers, printers and corporate end-users in order to maintain a high level of brand awareness and to communicate the advantages of using our products
Our premium packaging business is focused on high-end packaging needs in end market verticals like beauty products, spirits and retail. Like our premium fine paper business, the primary bases of competition are similarly product quality, customer service, product availability, color and texture variety, and brand recognition. Premium packaging is primarily a North American business, but we also sell to customers in Asia and other markets outside the U.S. We believe the premium packaging market to be highly fragmented, with multiple competitors, many of which produce premium packaging products as a small subset of larger packaging operations.

The following graphs present further information about net sales by business, geographic area and product line (dollars in millions):

Net Sales by Business
$1,028.5
$364.3
$664.2
$792.6
$310.0
$482.6
$938.5
$436.8
$501.7
2021
2020
2019
Technical Products
Fine Paper & Packaging

Net Sales From Geographic Region

$ (Millions)
1250
1000
750
500
250
0
$71.5
$84.1
$246.9
$626.0
$55.6
$203.9
$533.1
$69.2
$196.3
$673.0
2021
2020
2019
North America
Germany
Spain
Rest of Europe

Net Sales by Product Line
Net sales are attributed to geographic areas based on the physical location of the Neenah selling entity. See Note 14 of Notes to Consolidated Financial Statements, "Business Segment and Geographic Information," for information with respect to net sales, operating income and long-lived assets by business segment and location.

Neenah Operating System
The Neenah Operating System (NOS) is an enterprise-wide framework of standardized principles, practices and tools that we introduced in 2020 with a goal to harmonize the way we work, with employee safety always preeminent, to drive increased customer value, continuous improvement and efficiency. The NOS is based on A3 Thinking and the "Plan, Do, Check, Act" (PDCA) process and focuses on using collaborative team effort to improve performance by systematically removing waste and reducing variation. Our NOS philosophy focuses on aligning our internal processes to enhance customer value while also driving continuous improvement, efficiency, growth and respect for our people, our clients and our communities. NOS provides a framework to facilitate enterprise-wide cultural change by helping to foster a more unified mindset where all are consistently empowered to problem-solve and make the changes needed to help support and accelerate our growth strategy. We began implementation in October 2020 at our Whiting, Wisconsin and Weidach, Germany facilities. In August 2021, we began replicating the process across all our mills. It is a multi-year program, with full implementation by 2025, with a goal to make continuous improvements daily, including initiatives to create a ZERO safety incident culture and drive business value through relentless cost optimization and customer service.

Seasonality
Technical Products.  In general, sales and operating income for the technical products business historically have been relatively stronger in the first half of the year with reductions in the third quarter due to reduced customer converting schedules and in the fourth quarter due to a reduction in year-end inventory levels by our customers. The order flow for the technical products business is subject to seasonal peaks for several of its products, such as the larger volume grades of specialty tape, abrasives, premask, and label stock used primarily in the downstream finished goods manufacturing process. To assure timely shipments during these seasonal peaks, the technical products business provides certain customers with finished goods inventory on consignment. The technical products business periodically experiences periods where order entry levels surge, and order backlogs can increase substantially. Raw materials are purchased and manufacturing schedules are planned based on customer forecasts, current market conditions and individual orders for custom products.
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
Our technical products business acquires all of its specialized pulp requirements from two global suppliers and certain critical specialty latex grades from four suppliers. In general, these supply arrangements are covered by formal contracts, and represent multi-year business relationships that have historically been sufficient to meet our needs. We expect these relationships to continue to operate in a satisfactory manner in the future. In the event of an interruption of production at any one supplier, we believe that each of these suppliers individually would be able to satisfy our short-term requirements for specialized pulp or specialty latex. During 2021, we experienced some short-term disruptions in the global supply chain. In the event of a long-term disruption in our supply of specialized pulp or specialty latex, we believe we would be able to substitute other pulp grades or other latex grades that would allow us to meet required product performance characteristics and incur a limited disruption in our production. As a result, we do not believe that the substitution of such alternative pulp or latex grades would have a material effect on our operations.
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

Working Capital
Technical Products.  The technical products business maintains approximately 25 to 30 days of raw materials and supplies inventories to support its manufacturing operations and approximately 25 to 30 days of finished goods inventory to support customer orders for its products. Sales terms in the technical products business vary depending on the type of product sold and customer category. In general, sales are collected in approximately 50 to 60 days, with extended credit terms for certain international customers. Supplier invoices are paid within 30 to 40 days.
Fine Paper and Packaging.  The fine paper and packaging business maintains approximately 15 to 20 days of raw material inventories to support its paper making operations and historically has maintained about 35 to 60 days of finished goods inventory to fill customer orders. Finished good inventory dropped to 35 from 45 days during the second half of 2021 as a result of challenges from the on-going supply chain shortages. Fine paper and packaging sales terms range between 20 and 30 days with discounts of up to 2 percent for customer payments, with discounts of 1 percent and 20-day terms used most often. Extended credit terms are offered to customers consistent with certain local markets. Supplier invoices are typically paid within 50 days.

Energy and Water
The equipment used to manufacture the products of our technical products and fine paper and packaging businesses uses significant amounts of energy, primarily electricity, natural gas, oil and (to a limited extent) coal. We have the ability to generate substantially all of our electrical energy at the Munising mill and approximately 30 percent of the electrical energy at our mill in Bruckmühl, Germany. We also purchase electrical energy from external sources, including electricity generated from renewable sources.
Availability of energy is not expected to be a problem in the foreseeable future, but the purchase price of such energy can and likely will fluctuate significantly based on changes in demand and other factors.
An adequate supply of water is needed to manufacture our products. We believe that there is an adequate supply of water for this purpose at each of our manufacturing locations.

Research and Development
Our technical products business maintains research and development laboratories in Feldkirchen-Westerham, Germany, Eerbeek, Netherlands, Munising, Michigan, Pittsfield, Massachusetts, Andoain, Spain and Queretaro, Mexico to support its strategy of developing new products and technologies, and to support growth in its existing product lines and other strategically important markets. We have continually invested in product research and development with spending of $8.3 million in 2021, $7.6 million in 2020, and $8.7 million in 2019.

Intellectual Property
We own more than 100 granted patents and have multiple pending patent applications in the United States, Canada, Europe and certain other countries covering digital transfer paper, abrasives, filtration and medical packaging, and other paper application and media processing. We also own more than 150 trademarks with registrations in approximately 80 countries. Our digital transfer patents have contributed to establishing the technical products business as a leading global supplier of digital transfer papers through our highly recognized JET-PRO®, JET-OPAQUE®, TECHNI-PRINT®, LASER-1-OPAQUE® and IMAGE CLIP® brands. We add even more depth and strength to our technical products portfolio with the well-recognized dye-sublimation JETCOL®, JET-X® and XTREME® brands, as well as our TEXCOL™ brand, which enables industrial transfer on natural substrates, supported by a pending patent. The KIMDURA® and MUNISING LP® trademarks have also made a significant contribution to the marketing of synthetic film and clean room papers for our technical products business. In the Abrasives category, the DURAFLAT® trademark has helped Neenah expand its presence into more durable, heavier weight backers.

For more than 100 years, Neenah’s fine paper and packaging business has built its market leading reputation on creating and manufacturing trademarked brands for premium writing, text, cover, digital, packaging, and specialty needs. The Neenah signature portfolio includes innovative, market leading brands such as CLASSIC® (including CLASSIC CREST®, CLASSIC® Linen, CLASSIC® Laid, CLASSIC COLUMNS®, CLASSIC® Stipple, CLASSIC® Techweave and CLASSIC® Cotton), ASTROBRIGHTS®, ENVIRONMENT®, ROYAL SUNDANCE®, UV/ULTRA®II, TOUCHE®, NEENAH® Cotton, SOUTHWORTH® and many more. Our fine paper and packaging business provides unique and sustainable packaging papers, as well as custom solutions for premium packaging needs. With brands that stand for quality and consistency, such as NEENAH® Folding Board, NEENAH® Box Wrap, ESTATE LABEL®, BELLA® Label and NEENAH IMAGEMAX® Paper Card, our fine paper and packaging business enables leading brands to deliver on their promise. The business accordingly maintains a well-rounded and respected portfolio of brands that position Neenah as an industry leader, setting standards for quality, consistency, and dependability.

Neenah also has significant trademarks recognized in both the publishing and packaging markets, including SKIVERTEX®, PELLAQ®, CORVON®, SENZO® and KIVAR®.

The GESSNER® trademark similarly plays an important role in the marketing of Neenah’s filtration product lines for transportation filtration. To broaden our filtration footprint, we have added the NEENAHPURE® and NEENAHGUARD® product lines for HVAC/Air Purification and Face Mask media. The NEENAHSILENCE® trademark represents our well-established products for the acoustic market.

Environmental, Social and Governance (“ESG”)
We are committed to ESG principles through the choices and investments we make in the safety and well-being of our employees, the environmental efficiency of our products and operations, and in our support for the communities in which we operate. Our Board of Directors is responsible for overseeing that appropriate procedures and controls are in place to ensure management’s activities meet the Company’s stated Sustainability standards. Responsibilities are communicated through senior management and ensure that our sustainability goals and policies are integrated within our business strategy.

The Board’s Nominating and Corporate Governance Committee oversees matters of corporate governance and is charged with identifying and investigating emerging governance issues and trends that may affect the Company. The Nominating and Corporate Governance Committee is also responsible for reviewing and recommending to the Board any appropriate changes to the Company’s governance policies which are consistent with best practices and in the best interests of the
Company. Furthermore, we have a cross-functional sustainability leadership team that identifies material issues, provides input on strategic decisions, gathers information, and evaluates performance against our chosen metrics. The team also evaluates the applicability of international frameworks and standards, with a focus on continuous improvement and communications, helping the Company to see, understand, and respond to not only what is current, but also what is on the horizon.

Wherever we operate, we expect certain universal minimum standards of business conduct and work to ensure our purchasing practices and standards place a priority on promoting safety, protecting the environment, and valuing human rights. See also “Human Capital” and “Environmental, Health and Safety Matters” below.

Additional information regarding our ESG programs and initiatives is available in the Sustainability section of our website at www.neenah.com/sustainability. Information on our website, including our Corporate Sustainability Report or sections thereof, is not incorporated by reference into this Annual Report.

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

As of December 31, 2021, we had approximately 2,493 regular full-time employees, of whom 952 hourly and 523 salaried employees were located in North America, 648 hourly and 370 salaried employees were located in Europe.
All of the Company's U.S. hourly union employees (690 at December 31, 2021) are represented by the United Steelworkers Union (the "USW"). Certain employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the "IG BCE"). The IG BCE and a national trade association representing all employers in the industry signed a collective bargaining agreement covering union employees of Neenah Germany that expires in September 2022. Under German law union membership is voluntary and does not need to be disclosed to the Company. As a result, the number of employees covered by a collective bargaining agreement cannot be determined. In Spain and Mexico, most of our employees are eligible to be represented by the local workers' unions: Confederacion Sindical de Comisiones Obreras ("CCOO") and Langile Abertzaalen Batzordeak ("LAB") in Spain; and Federacion de Trabajadores del Estado de Queretaro ("CTM") in Mexico. Under local laws, union membership is voluntary and does not need to be disclosed to the Company. In Netherlands, most of our employees are eligible to be represented by the Christelijke Nationale Vakbond ("CNV") and the Federatie Nederlandse Vakvereniging ("FNV"). Under Netherlands law, union membership is voluntary and does not need to be disclosed to the Company.
As of December 31, 2021, 873 employees are covered under collective bargaining agreements that expire in the next twelve months, not including the employees covered by the collective bargaining arrangements with the CNV and FNV.
We believe we have satisfactory relations with our employees covered by collective bargaining agreements and do not expect the negotiation of new collective bargaining agreements to have a material effect on our results of operations or cash flows. See Note 12 of Notes to Consolidated Financial Statements, "Commitments, Contingencies, and Legal Matters — Employees and Labor Relations."

Safety
First among our Core Values is “Safety Above All: We place the health and well-being of each other above everything else.” We strive to reflect this Core Value and integrate it in everything we do and have launched our NOS to help us deliver meaningful value, and most importantly, robust safety systems for our employees. All facilities have safety management systems to continuously review and improve employee safety and regulatory compliance. This includes routine workplace safety audits, employee participation in safety meetings and training, and active safety committees. Additionally, employees are encouraged to identify and report workplace conditions that could lead to an injury.

COVID-19
Our commitment to safety remained evident throughout 2021, as we further developed our protocols and action plans in response to the COVID-19 pandemic (“COVID-19” or the "pandemic") to help support our employees around the globe. Some of the key actions taken included the following:

•Providing all hourly employees with additional paid sick days until the vaccine was made available;
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
•Requiring employees to wear masks in all locations deemed necessary in accordance with local laws; and
•Limiting all non-essential travel for all employees.
All of our facilities manufacture products deemed essential to the critical infrastructure. As a result, in 2021 all of our production sites continued to operate during the COVID-19 pandemic.

Diversity, Equity and Inclusion
We are committed to building and developing a diverse workforce and are proud to be an Equal Opportunity Employer. We encourage applications from veterans, minorities, women, and individuals with disabilities. We take pride in our policies that provide equal employment opportunities to all qualified applicants, without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, age, protected veteran or disabled status, or genetic information.
Neenah has also established Employee Resource Groups ("ERGs") that connect employees through shared identity or affinity. These groups are designed to provide networking opportunities for employees and create direct lines of communication between ERGs and leadership to address concerns, mitigate risks, and solve problems.

Training and Development
We recently launched a refreshed, consistent and simplified platform for talent management called grow@Neenah that helps us set objectives, create a culture of ongoing feedback, differentiate and reward individual performance, and create global learning and development opportunities.
We also believe in recognizing our progress and celebrating success throughout our journey. We look for opportunities to identify our company values in action, reinforcing the behaviors we want people to display. We are also migrating to an incentive model that allows for more meaningful reward opportunities based on individual contributions and company performance.

Employee Benefits and Well-Being Programs
We offer comprehensive benefits and well-being programs that support our employees' physical, financial, and emotional health and wellness. Our tools and resources include preventative services, fitness activities, counseling and educational resources, financial support as well as comprehensive medical, dental and vision coverage.

Environmental, Health and Safety Matters
Our operations are subject to federal, state, and local laws, regulations, and ordinances relating to various environmental, health and safety matters. We believe our operations are in compliance with, or we are taking actions designed to ensure compliance with, these laws, regulations and ordinances. However, the nature of our operations exposes us to the risk of claims concerning non-compliance with environmental, health and safety laws or standards, and there can be no assurance that material costs or liabilities will not be incurred in connection with those claims. Except for certain orders issued by environmental, health and safety regulatory agencies with which we believe we are in compliance and which we believe are immaterial to our financial condition, results of operations and liquidity, we are not currently named as a party in any judicial or administrative proceeding relating to environmental, health and safety matters.
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
As a company, we work to minimize the amount of fresh water we use at our manufacturing facilities and to recycle water within a facility as much as practically possible, all while maintaining stringent quality requirements. Due to the high quality achieved through efficient water treatment systems, our mills have the unique opportunity of being able to recycle and reuse fully-treated effluent back into our process to minimize fresh water draws. Furthermore, our processes are designed to return the water used in manufacturing at a quality level that does not negatively impact the receiving environment.

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

Risks Related to Our Business and Industry
Our financial condition and results of operations have been and are expected to continue to be adversely affected by the coronavirus pandemic.
The novel coronavirus, COVID-19, pandemic and measures taken to contain or mitigate the pandemic have caused, and are continuing to cause, business slowdown or shutdown in affected areas and significant disruption in the financial markets both globally and in the U.S., which has led to a decline in discretionary spending by consumers, which in turn has adversely impacted our business, sales, financial condition and results of operations since the second quarter of 2020. We cannot predict the degree to, or the time period over, which our sales and operations will continue to be affected by this pandemic and preventive measures.
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
COVID-19 and its variants may continue to have a material adverse impact on our business operations and our financial results, including our net sales, earnings, and cash flows in the upcoming quarters. We expect the ultimate significance of the impact of these disruptions, including the extent of their adverse impact on our financial results, will be determined by the length of time that such disruptions continue, which will, in turn, depend on the duration, spread and intensity of COVID-19 and the impact of governmental regulations or guidelines in response to the pandemic. Although all of our global manufacturing facilities are currently operational and have been designated by governmental authorities as an "essential business," in the future they may be required to curtail or cease production in response to the spread of COVID-19, either in response to changing governmental orders, labor availability or supply chain issues. In addition, our customers, distribution partners, service providers or suppliers may experience operational challenges, financial distress, file for bankruptcy protection, go out of business or suffer disruptions in their business due to COVID-19, which would have a material negative impact on our business.
The spread of COVID-19 and the requirements to take action to help limit the spread of the illness, have impacted our ability to carry out our business as usual and materially adversely impacted global economic conditions, our business, results of operations, cash flows and financial condition. Even in those regions where we have experienced business recovery, should those regions fail to fully contain COVID-19 or suffer a COVID-19 relapse, those markets may not recover as quickly or at all, which could have a material adverse effect on our business and results of operations.
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
We have experienced and may experience in the future decreased demand for some of our products due to slowing or negative global economic growth, uncertainty in credit markets, declining consumer and business confidence or preferences, fluctuating commodity prices, increased unemployment, and other challenges affecting the global economy. Parts of our fine paper and packaging business are subject to electronic substitution and, for fine paper products in particular, are in secular decline. Our efforts to offset these declines with new fine paper, consumer and packaging products and growth in existing fine paper and office products categories are not certain to fully offset the market declines, and an evaluation of the scope of our manufacturing footprint may be required in the future. In addition, our customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. If we are unable to implement business strategies to effectively respond to decreased demand for our products, our financial position, cash flows, and results of operations would be adversely affected.

Changes in international geopolitical and macroeconomic conditions generally, and particularly in Germany, could adversely affect our business and results of operations. Fluctuations in the prices of and the demand for products could result in reduced profits and sales.
Our operating results and business prospects could be adversely affected by risks related to the countries outside the United States in which we have manufacturing facilities or sell our products, including the Eurozone countries (particularly Germany where we have significant operations), the U.K and Mexico. Downturns in economic activity, adverse tax consequences, fluctuations in the value of local currency versus the U.S. dollar, or any change in social, political, macroeconomic or labor conditions in any of these countries or regions could negatively affect our financial results.
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

Additionally, changes to the United States’ participation in, withdrawal out of, renegotiation of certain international trade agreements or other major trade related issues including the non-renewal of expiring favorable tariffs granted to developing countries, tariff quotas, and retaliatory tariffs (including, but not limited to, the current United States tariffs on China and China's retaliatory tariffs on certain products from the United States), trade sanctions, new or onerous trade restrictions, embargoes and other stringent government controls could have a material adverse effect on our business, results of operations and financial condition.

The availability of and prices for raw materials, energy and transportation services will significantly impact our business.
We purchase a substantial portion of the raw materials, energy, transportation and distribution services (primarily over-the-road freight) and other inputs necessary to produce our products on the open market, and, as a result, the price and other terms of those purchases are subject to change based on factors such as worldwide supply and demand, supply chain disruptions and government regulation. We do not have significant influence over our raw material, energy or transportation prices and our ability to pass increases in those costs along to our customers through selling price increases may be challenged. We have experienced and may experience in the future significant raw material, energy, transportation and other input cost increases and we may not be able to fully recover these incremental costs through selling price increases or our pricing actions may lag behind due to contractual quarterly adjusters or annual renewals. In addition, we may not be able to recoup other cost increases we may experience, such as those resulting from inflation or from increases in wages or salaries, health care, pension or other employee benefits costs, insurance costs and other costs.
Our technical products business acquires certain specialized pulp from two global suppliers and certain critical specialty chemicals from a limited number of suppliers. In general, these supply arrangements are covered by formal contracts and represent multi-year business relationships that have historically been sufficient to meet our needs. We expect these relationships to continue to operate in a satisfactory manner in the future. In the event of an interruption of production at any one supplier, we believe that each of these suppliers individually would be able to satisfy our short-term requirements for specialized pulp or specialty chemicals. In addition, short-term disruptions in the global supply chain for our raw materials, as experienced in 2021, could negatively impact our ability to produce certain products which could adversely impact the mix and volume of products we can provide to our customers. In the event of a long-term disruption in our supply of specialized pulp or specialty chemicals, we believe we would be able to substitute other pulp grades or other specialty chemicals that would allow us to meet required product performance characteristics and incur only a limited disruption in our production.
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
Sales to the largest customer of the fine paper and packaging business represented approximately 17 percent of segment sales in 2021. Sales to the technical products business's largest customer represented approximately 14 percent of sales for the segment in 2021. A significant loss of business from any of our major fine paper and packaging or technical products customers could have a material adverse effect on our financial condition, results of operations and liquidity. We are also subject to credit risk associated with our customer concentration. If one or more of our largest fine paper and packaging or technical products customers were to become bankrupt, insolvent or otherwise were unable to pay for services provided, we may incur significant write-offs of accounts receivable.

We cannot be certain that our tax planning strategies will be effective and that our research and development tax credits and net operating losses will continue to be available.
As of December 31, 2021, we had $30.8 million of U.S. federal and $7.7 million of U.S. state research and development tax credits ("R&D Credits") which, if not used, will expire between 2029 and 2041 for the U.S. federal R&D Credits and between 2022 and 2036 for the state R&D Credits. Among the risks which could affect our ability to utilize our R&D Credits and other deferred tax assets include changes in global tax legislation which could adversely affect income tax rates and the timing and availability of deductions and tax credits in our consolidated income statement and liquidity. The availability of state net operating losses (NOLs) and federal or state tax credits to offset taxable income and income tax, respectively, could also be substantially reduced if we were to undergo an "ownership change" as defined within certain federal and state tax codes.
We are continuously undergoing examination by the Internal Revenue Service (the "IRS") as well as taxing authorities in various state and foreign jurisdictions in which we operate. The IRS and other taxing authorities routinely challenge certain deductions and credits reported on our income tax returns. The IRS is currently conducting an audit of tax year 2018. We are also currently under audit in Germany for tax years 2015-17.
In accordance with Accounting Standards Codification ("ASC") Topic 740, Income Taxes ("ASC Topic 740"), as of December 31, 2021, we have recorded a liability of $8.5 million for uncertain tax positions where we believe it is "more likely than not" that the tax benefit reported on our income tax returns will not be realized. There can be no assurance, however, that the actual amount of unrealized deductions will not exceed the amounts we have recognized for uncertain tax positions.

We have significant obligations for pension and other post-employment benefits.
We have significant obligations for pension and other post-employment benefits which could require future funding beyond that which we have funded in the past or which we currently anticipate. At December 31, 2021, our projected pension benefit obligations were $434.7 million and exceeded the fair value of pension plan assets by $39.4 million. In addition, during 2021 we paid pension benefits for unfunded qualified, insurance backed and supplemental retirement plans of $5.0 million. At December 31, 2021, our projected other post-employment benefit obligations were $34.7 million. No assets have been set aside to satisfy our other post-employment benefit obligations. In 2021, we made payments for post-employment benefits other than pensions of $5.7 million. A material increase in funding requirements or benefit payments could have a material effect on our cash flows.

Labor interruptions or shortages would adversely affect our business.
Except for our Pittsfield and Great Barrington, Massachusetts, Brownville, New York and Quakertown, Pennsylvania manufacturing facilities which are non-union, substantially all of our hourly employees are unionized. In addition, some key customers and suppliers are also unionized. Availability of labor and disruptions (including strikes, lockouts, or other work stoppages or slowdowns) involving our employees, and/or those of our suppliers and customers, could have a material impact on us. In addition, the lack of availability of skilled labor, particularly in North America, at our facilities and/or those of our suppliers and customers, could have a material impact on us.

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
As of December 31, 2021, we had goodwill of $198.6 million and net other intangible assets of $154.6 million. Goodwill and other intangible assets are recorded at fair value on the date of acquisition. In accordance with applicable accounting guidance, we review goodwill and other indefinite-lived intangible assets at least annually for impairment, and long-lived intangible assets when facts and circumstances warrant an impairment review. Impairment may result from, among other things, deterioration in performance, adverse market conditions, acceleration of the secular decline in fine paper and office products or a lack of success in our efforts to offset these declines with new fine paper and packaging products, which could lead to a reduction in the size of our manufacturing footprint, adverse changes in applicable laws or regulations, and a variety of other factors. The amount of any non-cash impairment would be recognized immediately through our consolidated statement of operations. Any future goodwill or other intangible asset impairment could have a material adverse effect on our results of operations and financial position.

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
Our technical products business in Germany, Spain and the Netherlands incurs most of its costs and sells most of its production in Europe and, therefore, its operations and cash flows are not materially affected by changes in the exchange rate of the Euro relative to the U.S. dollar. Changes in the Euro exchange rate relative to the U.S. dollar will, however, have an effect on our consolidated balance sheet and reported results of operations. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk."
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
Our operations are subject to federal, state and local laws, regulations and ordinances in the United States, the U.K., Germany, Spain, the Netherlands, Mexico and elsewhere in the world relating to various environmental, health and safety matters. The nature of our operations requires that we invest capital and incur operating costs to comply with those laws, regulations and ordinances and exposes us to the risk of claims concerning non-compliance with environmental, health and safety laws or standards. There is no assurance that significant additional expenditures will not be required to maintain compliance with, or satisfy potential claims arising from, such laws, regulations and ordinances. Future events, such as changes in existing laws and regulations or contamination of sites owned, operated or used for waste disposal by us (including currently unknown contamination and contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs that could require significantly higher capital expenditures and operating costs, which would reduce the funds otherwise available for operations, capital expenditures, future business opportunities or other purposes.
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
GHG emissions have increasingly become the subject of political and regulatory focus. Concern over potential climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting GHG emissions. Legislation to regulate GHG emissions is currently being considered not only in the U.S. at the federal and state level, but globally in each country where we operate. While not all are likely to become law, additional climate change related mandates will likely be forthcoming, and it is expected that they may adversely impact our costs by increasing energy costs and raw material prices, requiring operational or equipment modifications to reduce emissions and creating costs to comply with regulations or to mitigate the financial consequences of compliance.
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
We may be required or choose to obtain additional debt or equity financing to meet our future working capital requirements, as well as to fund capital expenditures and acquisitions. To the extent we must obtain financing from external sources to fund our capital requirements, we cannot guarantee financing will be available on favorable terms, if at all. For example, during periods of volatile credit markets, there is a risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their credit commitments and obligations, including, but not limited to, extending credit up to the maximum permitted by a credit facility and otherwise accessing capital and/or honoring loan commitments. If our lenders are unable to fund borrowings under their loan commitments or we are unable to borrow, it could be difficult to replace such loan commitments on similar terms or at all. If adequate funds are not available on acceptable terms, we may be unable to meet our future working capital requirements or fund capital expenditures and acquisitions, any of which could negatively affect our business. As of December 31, 2021, we have required debt payments of $6.4 million during the year ending December 31, 2022.

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
As of December 31, 2021, we had $447.8 million of debt under our Term Loan B, $0.9 million of revolving credit borrowings and $1.9 million of project financing outstanding. In addition, availability under our Global Revolving Credit Facility was approximately $146.1 million. Our leverage could have important consequences. For example, it could:
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
The terms of our indebtedness contain covenants restricting our ability to, among other things, pay dividends, incur certain additional debt, incur or create certain liens, make specified restricted payments, authorize or issue capital stock, enter into transactions with our affiliates, consolidate or merge with or acquire another business, sell certain of our assets or liquidate, dissolve or wind-up our Company. Refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for the current limitations on our ability to pay dividends on or repurchase shares of our common stock.
Subject to certain exceptions, our Term Loan Credit Agreement contains provisions requiring mandatory prepayment of the term loan obligations from (a) net cash proceeds from certain non-ordinary course sales or other dispositions of assets, (b) net cash proceeds from the issuances of certain debt by the Company and subsidiaries, and (c) the Excess Cash Flow of the Company and its subsidiaries. Under the terms of the Term Loan Credit Agreement, mandatory prepayments of the Term Loan B may not be reborrowed, thereby reducing funds available for other purposes. For more information on our liquidity, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."

Changes in interest rates or the phaseout of LIBOR may significantly increase our borrowing costs.
Our Global Revolving Credit Facility and Term B Facility accrue interest at variable rates. As of December 31, 2021, we had $0.9 million of borrowings outstanding under our Global Revolving Credit Facility which matures on December 10, 2023 and $447.8 million of term loan borrowings which mature on April 6, 2028. We may reduce our exposure to rising interest rates by entering into interest rate hedging arrangements, although those arrangements may result in us incurring higher interest expenses than we would incur without the arrangements. If interest rates increase in the absence of such arrangements, we will need to dedicate more of our cash flow from operations to make payments on our debt. In addition, the variable interest rates on our Global Revolving Credit Facility and Term Loan B are based on LIBOR as a benchmark. LIBOR is the subject of national, international and other regulatory guidance and proposals for reform. In 2017, the United

Kingdom's Financial Conduct Authority the "FCA"), which regulates LIBOR, announced that it intended to phase out LIBOR. On November 30, 2020 the administrator of LIBOR, with the support of the United States Federal Reserve and the FCA, announced plans to consult on ceasing publication of LIBOR on December 31, 2021 for only the one week and two month LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. While this announcement extends the transition period to June 30, 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new LIBOR issuances by the end of 2021. No consensus exists as to which reference rate or rates or benchmarks may become acceptable alternatives to LIBOR. The Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, has identified the secured overnight financing rate (“SOFR”) as the recommended alternative rate for all LIBOR. At this time, it is impossible to predict whether the SOFR or another reference rate will become an accepted alternative to LIBOR. Any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate borrowings.

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
Our principal credit agreements are secured by a majority of our assets. Availability under our Global Revolving Credit Facility will fluctuate over time depending on the value of our inventory, receivables and (in the case of the German Revolving Credit Facility) various capital assets. An extended work stoppage or decline in sales volumes would result in a decrease in the value of the assets securing the Global Revolving Credit Facility. A reduction in availability under the Global Revolving Credit Facility could have a material effect on our liquidity.

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

ESG issues may have an adverse effect on our business, financial condition and results of operations, the desirability of our stock, and may damage our reputation.
Companies across all industries are facing increasing scrutiny relating to their ESG policies. If we are unable to meet our ESG goals or evolving investor, industry, or stakeholder expectations and standards, or if we are perceived to have not responded appropriately to the growing concern for ESG issues, customers and consumers may choose to stop purchasing our products or purchase products from another company or a competitor, and our reputation, the desirability of our stock to investors, and our business or financial condition may be adversely affected. Increased focus and activism on ESG topics may hinder our access to capital, as investors may reconsider their capital investment as a result of their assessment of our ESG practices. In particular, these constituencies are increasingly focusing on environmental issues, including climate change, water use, deforestation, waste, and other sustainability concerns. These demands could cause us to incur additional costs or to make changes to our operations to comply with such demands. In addition to environmental issues, these constituencies are also focused on social and other governance issues, including matters such as, but not limited to, human capital and social issues. Any failure to achieve our ESG goals or a perception (whether or not valid) of our failure to act responsibly with respect to the environmental, human capital, or social issues, or to effectively respond to new, or changes in, legal or regulatory requirements concerning environmental or other ESG matters, or increased operating or manufacturing costs due to increased regulation or environmental causes could adversely affect our business and reputation and increase risk of litigation.

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

Our business may suffer if we do not retain our senior management and operations personnel.
The loss of members of our senior management team could adversely affect our business until suitable replacements can be found. There may be a limited number of candidates with the requisite skills to serve in these positions and we may be unable to locate or employ qualified personnel on acceptable terms. In addition, our future success requires us to continue to attract and retain competent personnel at all levels of the organization, notably in the manufacturing facilities and support functions.

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
•the enactment of adverse federal, state, or foreign tax or other legislation or changes in government policy or regulation;
•the impact of increased trade protectionism and tariffs on our business, results of operations and financial condition;
•unanticipated expenditures related to the cost of compliance with environmental and other governmental regulations;
•fluctuations in foreign currency exchange rates (in particular changes in the U.S. dollar/Euro currency exchange rates) and interest rates on long-term debt;
•increases in the funding requirements for our pension and post-employment liabilities;
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Our principal executive offices are located in Alpharetta, Georgia, a suburb of Atlanta, Georgia. We have nine manufacturing facilities in the United States that produce printing and writing, text, cover, durable saturated and coated substrates, premium packaging, filtration and other specialty papers for a variety of end uses. We have two manufacturing facilities in Germany that produce transportation and other filter media, and durable and saturated substrates. We have one manufacturing facility in the Netherlands that produces digital transfer media and other technical products. In April 2021, we acquired manufacturing facilities in Spain and Mexico with the acquisition of Itasa, a global coater and converter of release liners used in hygiene, tapes, industrial, labels, composites, and various other end markets. We also have one manufacturing facility in the U.K. that produces durable printing and specialty paper.

We believe that each of these facilities is adequately maintained and is suitable for conducting our operations and business. We manage machine operating schedules at our manufacturing locations to fulfill customer orders in a timely manner and control inventory levels.
As of December 31, 2021, the locations of our principal facilities and operating equipment and the products produced at each location are listed below:

Location	Equipment/Resources	Owned or Leased	Products
Fine Paper and Packaging Segment
Neenah Mill Neenah, Wisconsin	Two paper machines; paper finishing equipment	Owned	Printing and writing, text, cover, packaging and other specialty papers
Whiting Mill Whiting, Wisconsin	Four paper machines; paper finishing equipment	Owned	Printing and writing, text, cover, packaging and other specialty papers
Converting Center Neenah, Wisconsin	Paper finishing equipment	Owned	Printing and writing, text, cover, packaging and other specialty papers
Great Barrington Mill Great Barrington, Massachusetts	Paper finishing equipment	Equipment owned; leased facility	Laminated specialty papers and toll converting services

Technical Products Segment
Munising Mill Munising, Michigan	Two paper machines; two off line saturators; two off line coaters; specialty finishing equipment	Owned	Tapes, abrasives, premask, medical packaging and other durable, saturated and coated substrates
Appleton Mill Appleton, Wisconsin	Two paper machines, saturating equipment; paper finishing equipment	Owned (a)	Transportation filtration, printing and writing, text, cover, packaging, and other specialty papers
Pittsfield Mill Pittsfield, Massachusetts	Three paper machines; paper finishing equipment	Owned	Reverse osmosis filtration and glass applications
Bruckmühl Mill Bruckmühl, Germany	One paper machine; two saturator/coaters; finishing equipment	Owned	Masking tape backings and abrasive backings
Weidach Mill Feldkirchen-Westerham, Germany	Two paper machines; three saturators; one laminator; three meltblown machines; specialty finishing equipment	Owned	Transportation filtration and other filter media
Bolton Mill Bolton, England	Saturating, coating, and finishing equipment	Owned	Durable printing, specialty paper, and coated substrates
Eerbeek Mill Eerbeek, Netherlands	Two paper machines; paper finishing equipment	Owned	Digital dye sublimation and digital transfer printing paper
Andoain Mill Andoain, Spain	Four coaters; specialty finishing equipment (seven slitters and one printer)	Equipment owned; leased facility	Specialty coatings media used for release liners and other applications
Queretaro Mill Queretaro, Mexico	One coater; specialty finishing equipment (three slitters and one printer)	Equipment owned; leased facility	Specialty coatings media used for release liners and other applications

Shared Facilities
Brownville Mill Brownville, New York	One paper machine; one off-line coater	Owned	Durable printing, packaging, and specialty paper
Lowville Mill Lowville, New York	Saturating, coating, embossing and finishing equipment	Owned	Durable printing, packaging, and specialty paper
Quakertown Mill Quakertown, Pennsylvania	Saturating, coating, embossing and finishing equipment	Owned	Durable printing, packaging, and specialty paper
_______________________
(a)On June 28, 2021, the Company's Board of Directors approved the permanent closure of the Appleton facility. During the third quarter of 2021, a process was initiated to market the facility for sale, and as of December 31, 2021, it was reported separately as Assets held for sale in the consolidated balance sheet. See Note 13 of Notes to Consolidated Financial Statements, "Assets Held for Sale and Impairment and Asset Restructuring Costs".
See Note 7 of Notes to Consolidated Financial Statements, "Debt", for a description of the material encumbrances attached to the properties described in the table above.

As of December 31, 2021, the locations of our owned and leased office and laboratory space and the functions performed at each location are listed below.

Administrative Location	Office/Other Space	Function
Alpharetta, Georgia	Leased Office Space	Corporate Headquarters, Administration and Design Center
Neenah, Wisconsin	Owned Office Space	Administration
Munising, Michigan	Owned Office and Laboratory Space	Administration and Research and Development for our technical products business
Pittsfield, Massachusetts	Owned Office and Laboratory Space	Administration and Research and Development for our technical products and fine paper and packaging businesses
Feldkirchen-Westerham, Germany	Owned Office and Laboratory Space	Administration and Research and Development for our technical product business
Eerbeek, Netherlands	Owned Office and Laboratory Space	Administration and Research and Development for our technical product business
Andoain, Spain	Leased Office and Laboratory Space	Administration and Research and Development for our technical product business
Queretaro, Mexico	Leased Office and Laboratory Space	Administration and Research and Development for our technical product business

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

	Year Ended December 31,
	2021	2020	2019
Technical Products	83%	66%	66%
Fine Paper and Packaging	87%	79%	86%

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
For the nine months ended September 30, 2021, we paid quarterly cash dividends of $0.47 per common share, and for the quarter ended December 31, 2021, we increased the quarterly cash dividend to $0.475 per common share, with full year cash dividend payments in the year ending December 31, 2021 totaling $31.9 million. For the year ended December 31, 2020, we paid quarterly cash dividends of $0.47 per common share or $31.9 million annually.
Dividends are declared at the discretion of the Board of Directors, and future dividends will depend on our future earnings, cash flow, financial requirements and other factors. Our ability to pay cash dividends on our common stock is limited under the terms of our credit agreements. Under the terms of the Fourth Amended and Restated Credit Agreement, we are permitted to pay cash dividends on, and repurchase shares of our common stock without limitation as long as our specified excess availability under the Fourth Amended and Restated Credit Agreement exceeds the greater of (i) $20 million and (ii) 12.5 percent of the maximum aggregate commitments under our revolving credit facility as then in effect (approximately $22 million as of December 31, 2021), on a pro forma basis after giving effect to such dividend or stock repurchase (as the case may be). If our specified excess availability, on a pro forma basis, is below that amount, we are subject to certain restrictions on the amount of cash dividends we are permitted to declare and the amount of share repurchases we are permitted to execute. As of December 31, 2021, our availability exceeded the applicable threshold, so this restriction did not apply.
Under the most restrictive terms of the Term Loan Credit Agreement, we are permitted to pay cash dividends and repurchase shares of our common stock in an aggregate amount not to exceed $8.75 million per fiscal quarter. However, as long as the total leverage ratio calculated in accordance with the Term Loan Credit Agreement does not exceed 3.0 to 1.0, we can pay dividends or repurchase shares without limitation. In the event the total leverage ratio exceeds 3.0 to 1.0 but is less than or equal to 4.0 to 1.0, we may still pay dividends or repurchase shares of our common stock in an aggregate amount in excess of $8.75 million per fiscal quarter by utilizing certain "restricted payment baskets" described in the Term Loan Credit Agreement. In addition, we would be permitted to pay cash dividends and repurchase shares of, our common stock in excess of $8.75 million per fiscal quarter if the aggregate amount of such payments, together with the amount of redemptions or prepayments of certain indebtedness, is less than or equal to the greater of (i) $125 million and (ii) 15 percent of our consolidated tangible assets. As of December 31, 2021, our total leverage ratio was greater than 3.0 to 1.0, but below 4.0 to 1.0.
As of February 16, 2022, Neenah had 966 holders of record of its common stock. The closing price of Neenah's common stock on February 16, 2022 was $47.78.

Purchases of Equity Securities:
The following table sets forth certain information regarding purchases of our common stock during the fourth quarter of 2021.

	Issuer Purchases of Equity Securities
			Shares Purchased as Part of Publicly Announced Plans or Programs (b)
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased	Approximate Dollar Value of Shares that May Yet Be Purchased
October 2021	33,057	$48.86	32,815	$20,000,017
November 2021	—	—	—	$20,000,017
December 2021	10,133	$46.28	—	$20,000,017
_______________________

(a)Transactions include both the purchase of vested restricted shares from employees to satisfy minimum tax withholding requirements upon vesting of stock-based awards, and shares purchased as part of a publicly announced plan. See Notes 9 and 10 of Notes to Consolidated Financial Statements, "Stock Compensation Plans" and "Stockholders' Equity", respectively.
(b)In November 2020, our Board of Directors authorized a program for the purchase of up to $25 million of outstanding common stock effective January 1, 2021. The program does not expire or require the Company to purchase any specific number of shares and may be suspended or discontinued at any time.

Equity Compensation Plan Information

The following table summarizes information about outstanding options (in this report, unless the context requires otherwise, references to "options" are intended to include stock appreciation rights) and restricted stock and shares reserved for future issuance under our existing equity compensation plans as of December 31, 2021.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted- average exercise price of outstanding options, warrants, and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	206,883	(2)	$72.76	588,903
Equity compensation plans not approved by security holders	—		—	—
Total	206,883		$72.76	588,903
_______________________
(1)The weighted-average exercise price of outstanding options, warrants and rights does not take into account restricted stock units since they do not have an exercise price.
(2)Includes (i) 8,137 shares that would be issued upon the assumed exercise of 38,926 stock appreciation rights ("SARs") at the $46.28 per share closing price of our common stock on December 31, 2021, (ii) 126,121 shares issuable following the vesting and conversion of outstanding performance share unit awards, and (iii) 72,625 shares issuable upon the vesting and conversion of outstanding restricted stock units, all as of December 31, 2021. As of December 31, 2021, we had an aggregate of 361,431 stock options and SARs outstanding. The weighted average exercise price of the stock options and SARs was $72.76 per share and the remaining contractual life of such awards was 4.5 years.

Item 6. (Reserved)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the year ended December 31, 2021. Also discussed is our financial position as of December 31, 2021. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See "Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements. A detailed discussion of year ended December 31, 2020 can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on February 19, 2021.

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

Overview of Business
We are a leading global producer of specialty materials. We have two primary operations: our technical products business and our fine paper and packaging business.
Our mission is to manufacture critical components that create possibilities for our customers and end-users. We expect to drive value by growing in markets where product performance or image is valued and where we have competitive advantages. In managing our businesses, we believe that achieving and maintaining a leadership position in our markets, responding effectively to customer needs and competitive challenges, employing capital optimally, controlling costs and managing risks are important to long-term success. Changes in general economic conditions and timing of changes in input costs and selling prices will also impact our results. In this discussion and analysis, we will refer to these factors.

Business Segments
Our two reportable operating segments consist of Technical Products and Fine Paper and Packaging.
Our technical products business is a leading international producer of transportation, water and other filter media and durable, saturated, and coated substrates for a variety of end markets. We focus on categories where we believe we are, or can be, a market leader. These categories include filtration media for transportation, water and other end use applications, backings for specialty tapes and abrasives, release liners, digital transfer papers, performance labels and other custom engineered materials. Our products are typically used in high performance applications where our customers require specific standards and qualifications. Our dedicated technical products manufacturing facilities are located in Weidach and Bruckmühl, Germany, Eerbeek, Netherlands, Andoain, Spain, Bolton, England, Queretaro, Mexico, Munising, Michigan, and Pittsfield, Massachusetts.

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
In January 2021, the Company realigned management of the publishing products component of the Technical Products segment to be part of the Fine Paper and Packaging segment. As a result, the Company recast the comparable 2020 information and presented the $26.3 million of net sales and $0.9 million of operating loss for the year ended December 31, 2020, which were formerly in the Technical Products segment to be a part of the Fine Paper and Packaging segment.
As discussed in Note 4 of Notes to Consolidated Financial Statements, "Business Acquisition", on April 6, 2021 the Company acquired all of the outstanding capital stock of Global Release Liners, S.L., a Spanish limited company (Itasa) for approximately $240.2 million in cash, net of cash on hand and debt extinguishment, and including a loss on foreign currency forward contracts. Itasa, through its subsidiaries, is a leading global coater and converter of release liners used in hygiene, tapes, industrial labels, composites, and various other end markets. The acquisition ("Itasa Acquisition") was funded with available cash-on-hand and the net proceeds of the Term Loan B discussed in Note 7 of Notes to Consolidated Financial Statements, "Debt." The Company incurred $12.8 million of costs related to the acquisition, including a realized loss of $5.1 million related to the foreign currency forward contracts negotiated to fund the purchase price in Euros. The Itasa business is now part of the Company's Technical Products segment.

Results of Operations and Related Information
In this section, we discuss and analyze our net sales, income before interest and income taxes (which we refer to as "operating income") and other information relevant to an understanding of our results of operations.
Executive Summary
For the year ended December 31, 2021, consolidated net sales of $1,028.5 million increased $235.9 million, or 30 percent, from $792.6 million in 2020. The increase in net sales resulted primarily from strong organic volume growth in both segments, from pricing actions in response to input cost increases and from the Itasa Acquisition which contributed $106.9 million to the change in the Technical Products segment. Net sales grew 38 percent in Technical Products and 18 percent in Fine Paper and Packaging. In addition to the incremental impacts from Itasa, the Technical Products segment volume increased significantly but was adversely affected by a lower value sales mix in 2021. The increase in net sales in the Fine Paper and Packaging segment was due to higher demand, increased selling prices and a higher value sales mix.
Consolidated operating income (loss) for the year ended December 31, 2021 was a loss of $11.8 million, and such loss was $5.7 million larger than the prior year. Excluding adjusting items in both years, adjusted operating income of $72 million increased $7.6 million from $64.4 million in 2020. As presented in the reconciliation table on page 34, we recorded $83.8 million of adjusting items in 2021, including non-cash impairment and asset restructuring costs, pension and SERP settlement/curtailment losses, acquisition and integration costs, loss on debt extinguishment, incremental costs of COVID-19 and other restructuring and non-routine costs. Adjusting items of $70.5 million in 2020 included similar items. Adjusted operating income increased in 2021 due to robust sales volume growth (including the volume and operating income from Itasa) and pricing actions in both segments, partially offset by significantly higher raw material, energy and distribution costs, effects of supply chain constraints and a lower value sales mix in Technical Products. Additionally, manufacturing costs for both segments increased due to higher workforce turnover and labor costs.
Cash provided by operating activities of $53.2 million for the year ended December 31, 2021 was $40.2 million lower than the $93.4 million in the prior year. The decrease resulted from the increase in working capital needs resulting from the 30 percent rebound in net sales in 2021 compared to the COVID-impacted level of business activity and spending in 2020. Also, we had significantly higher global tax payments in 2021 due to payment of one-half of the U.S. payroll taxes which had been deferred from 2020 and from higher foreign entities' taxable income.
Capital expenditures for the year ended December 31, 2021 were $28.2 million compared to $18.9 million in the prior year. Capital spending increased by $9.3 million, reflecting actions we took in 2020 to significantly minimize capital spending.

In addition to these financial results, other noteworthy accomplishments during 2021 included: achieving an overall 30 percent reduction in the rate of workplace injuries through strong employee engagement in safety initiatives, pivoting in response to raw material input availability challenges by reformulating a significant portion of our product portfolio and implementation of the Neenah Operating System, an enterprise-wide framework of principles, practices and tools, with employee safety always preeminent, which are designed to align internal processes with customer value, and focus on continuous improvement and long-term value creation in our manufacturing facilities.

Analysis of Net Sales — Years Ended December 31, 2021 and 2020
The following table presents net sales by segment and net sales expressed as a percentage of total net sales:

	Year Ended December 31,
Net sales	2021	2021	2020	2020
Technical Products	$664.2	65%	$482.6	61%
Fine Paper and Packaging	364.3	35%	310.0	39%
Consolidated	$1,028.5	100%	$792.6	100%

Commentary:
Year 2021 versus 2020

			Change in Net Sales Compared to the Prior Year
	For the Year Ended December 31,			Change Due To
			Total Change		Price/Mix
	2021	2020		Volume		Currency
Technical Products	$664.2	$482.6	$181.6	$176.9	$(7.2)	$11.9
Fine Paper and Packaging	364.3	310.0	54.3	41.4	12.9	—
Consolidated	$1,028.5	$792.6	$235.9	$218.3	$5.7	$11.9

Consolidated net sales for the year ended December 31, 2021 were $235.9 million (30%) higher than the prior year. The increase in net sales resulted primarily from strong organic volume growth in both segments, from pricing actions in response to input cost increases and from the Itasa Acquisition which contributed $106.9 million to the change in the Technical Products segment. Net sales grew 38 percent in Technical Products and 18 percent in Fine Paper and Packaging. In addition to the incremental impacts from Itasa, the Technical Products segment volume increased significantly but was adversely affected by a lower value sales mix in 2021. The increase in net sales in the Fine Paper and Packaging segment was due to higher demand, increased selling prices and a higher value sales mix.
•Net sales in our technical products business increased $181.6 million (38%) from the prior year. The revenue increase was primarily driven by a volume rebound in all product categories, the incremental net sales from the Itasa Acquisition and from selling price increases totaling $8.3 million. These increases were partially offset by a lower value sales mix in 2021, which was impacted by the adverse effects of limited availability of various raw materials from global supply chain constraints.
•Net sales in our fine paper and packaging business increased $54.3 million (18%) from the prior year. The increase reflected a continued rebound of volumes in all product categories, especially in premium packaging and consumer products. Selling price increases totaling $10.6 million were realized in 2021, along with an improved product mix.

Analysis of Operating Income — Years Ended December 31, 2021 and 2020
The following table sets forth line items from our consolidated statements of operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Year Ended December 31,
	2021	2020
Net sales	100.0%	100.0%
Cost of products sold	84.1%	80.7%
Gross profit	15.9%	19.3%
Selling, general and administrative expenses	9.9%	11.2%
Impairment and asset restructuring costs	3.4%	7.3%
Pension and SERP settlement and curtailment losses	1.7%	0.2%
Acquisition-related costs	1.3%	0.2%
Loss on debt extinguishment	0.7%	0.2%
Other restructuring and non-routine costs	0.2%	0.5%
COVID-19 costs	0.2%	0.4%
Other expense (income), net	(0.3)%	0.1%
Operating income (loss)	(1.2)%	(0.8)%
Interest expense, net	1.7%	1.6%
Income (loss) before income taxes	(2.9)%	(2.4)%
Provision (benefit) for income taxes	(0.5)%	(0.4)%
Net income (loss)	(2.4)%	(2.0)%

Commentary:
Year 2021 versus 2020

			Change in Operating Income (Loss) Compared to the Prior Year
	For the Years Ended December 31,			Change Due To
	2021	2020	Total Change	Volume	Price/Mix (a)	Input Costs (b)	Currency	Other (c)
Technical Products	$5.6	$(3.9)	$9.5	$37.5	$(7.1)	$(34.5)	$2.3	$11.3
Fine Paper and Packaging	40.9	22.4	18.5	12.3	13.6	(12.2)	—	4.8
Unallocated corporate costs	(58.3)	(24.6)	(33.7)	—	—	—	—	(33.7)
Consolidated	$(11.8)	$(6.1)	$(5.7)	$49.8	$6.5	$(46.7)	$2.3	$(17.6)
_______________________

(a)Includes price changes, net of changes in product mix.
(b)Includes cost changes for raw materials and energy.
(c)Includes other manufacturing costs, over (under) absorption of fixed costs, distribution and selling, general and administrative ("SG&A") expenses. In addition, in 2021, it included $45.5 million, $0.8 million, and $37.5 million of unfavorable adjustments in Technical Products, Fine Paper and Packaging, and Unallocated corporate costs, respectively. In 2020, it included it included $56.9 million, $8.0 million, and $5.6 million of unfavorable adjustments in Technical Products, Fine Paper and Packaging, and Unallocated corporate costs, respectively. See the breakdown by segment in the reconciliation table on page 34 for further detail.

Consolidated operating income decreased $5.7 million from prior year to a loss of $11.8 million for the year ended December 31, 2021. Excluding adjusting items in both years, adjusted operating income of $72 million increased $7.6 million from $64.4 million in 2020. As presented in the reconciliation table on page 34, we recorded $83.8 million of adjusting items in 2021, including non-cash impairment and asset restructuring costs, pension and SERP settlement/curtailment losses, acquisition and integration costs, loss on debt extinguishment, incremental costs of COVID-19 and other restructuring and non-routine costs. Adjusting items of $70.5 million in 2020 included similar items. Adjusted operating income increased in 2021 due to robust sales volume growth (including the volume and operating income from Itasa) and pricing actions in both segments, partially offset by significantly higher raw material, energy and distribution costs, effects of supply chain constraints and a lower value sales mix in Technical Products. Additionally, manufacturing costs for both segments increased due to higher workforce turnover and labor costs.
•Operating income for our technical products business increased $9.5 million from prior year to a profit of $5.6 million. Excluding unfavorable adjusting items discussed above and shown on the reconciliation table on page 34 , adjusted operating income decreased $1.9 million (4%), reflecting higher sales and production volumes, including those from the Itasa Acquisition and favorable foreign currency, which were more than offset by higher raw material, energy and distribution costs, a lower value sales mix, along with manufacturing cost inefficiencies. The facilities required increased hiring activity to meet demand and were faced with higher workforce turnover which led to incremental training, bonus and overtime costs, and adverse productivity and waste. Also, we experienced a lag in executing certain customer pricing actions to recover input cost increases, as some are subject to annual adjustment contract provisions.
•Operating income for our fine paper and packaging business increased $18.5 million (83%) from the prior year period. Excluding unfavorable adjusting items discussed above and shown on the reconciliation table on page 34, adjusted operating income increased $11.3 million (37%) from the prior year, primarily as a result of higher sales and production volumes and higher value sales mix. The increase was offset by higher input and distribution costs, along with manufacturing cost inefficiencies. The facilities required increased hiring activity to meet demand which led to incremental training, bonus and overtime costs, and adverse productivity and waste.
•Unallocated corporate costs for the year ended December 31, 2021 were $58.3 million, or $33.7 million higher than the prior year. Excluding the $37.5 million of unfavorable adjusting items, primarily related to pension settlement losses and acquisition-related costs (shown on the reconciliation table on page 34), the unallocated corporate costs of $20.8 million increased $1.8 million (10%) from the COVID-19 impacted 2020 period. During November 2021, to reduce pension risk of a U.S. pension plan, the Company liquidated trust assets to acquire a $64 million group insurance annuity for 1,400 retirees with relatively small monthly pension benefits. This transaction is expected to save the Company approximately $7 million over the lives of these retirees, as it eliminated future disproportionately high “per head” Pension Benefit Guaranty Corporation fees and administrative costs of the trustee. Recognition of a pro-rata share of the cumulative actuarial losses was triggered by this transaction, resulting in a $15.6 million settlement loss.

The following table sets forth our operating income by segment, adjusted for the effects of certain costs, for the periods indicated:

	YTD
	2021	2020
Technical Products
GAAP Operating Income (Loss)	$5.6	$(3.9)
Impairment and asset restructuring costs	37.3	54.1
Acquisition-related costs	5.8	—
Pension and SERP settlement and curtailment losses	0.9	0.8
Loss on debt extinguishment	—	0.1
Other restructuring and non-routine costs	1.0	0.6
COVID-19 costs	0.5	1.3
Adjusted operating income	$51.1	$53.0

Fine Paper and Packaging
GAAP Operating Income	$40.9	$22.4
Impairment and asset restructuring costs	—	3.7
Pension and SERP adjustments	—	0.4
Other restructuring and non-routine costs	—	2.3
COVID-19 costs	0.8	1.6
Adjusted operating income	$41.7	$30.4

Other/Unallocated Corporate Costs
GAAP Operating Loss	$(58.3)	$(24.6)
Acquisition-related costs	12.6	1.5
Pension and SERP settlement and curtailment losses	16.5	0.4
Loss on debt extinguishment	7.2	1.8
Other restructuring and non-routine costs	0.9	1.3
COVID-19 costs	0.3	0.6
Adjusted operating loss	$(20.8)	$(19.0)

Consolidated
GAAP Operating Loss	$(11.8)	$(6.1)
Impairment and asset restructuring costs	37.3	57.8
Acquisition-related costs	18.4	1.5
Pension and SERP settlement and curtailment losses	17.4	1.6
Loss on debt extinguishment	7.2	1.9
Other restructuring and non-routine costs	1.9	4.2
COVID-19 costs	1.6	3.5
Adjusted operating income	$72.0	$64.4

In accordance with generally accepted accounting principles in the United States ("GAAP"), consolidated operating income includes the pre-tax effects impairment and asset restructuring costs, acquisition-related costs, pension and SERP settlement and curtailment losses, loss on debt extinguishment, COVID-19 costs and other restructuring and non-routine costs. We believe by adjusting reported operating income to exclude the effects of such items, the resulting adjusted operating income is on a basis that reflects the results of our ongoing operations. In assessing COVID-19 impacts, we only excluded costs that were unusual, incremental and directly attributable to mitigating the effects of COVID-19 on our operations. We believe that providing adjusted operating results will help investors gain an additional perspective of underlying business trends and results. We use adjusted operating income among other measures in evaluating the operating performance of our business units and the performance of management personnel.
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

Additional Statement of Operations Commentary:
•SG&A expense of $101.4 million for the year ended December 31, 2021 was $13.4 million higher than 2020. The majority of the increase was due to additional SG&A from the Itasa Acquisition. In addition, costs in 2020 were lower due to significant actions taken to manage spending and temporarily reduce costs in areas including marketing, travel, payroll-related spending, including impacts of furloughs, headcount reductions and wage and hiring freezes.
•For the years ended December 31, 2021 and 2020, we incurred $17.9 million and $12.6 million of interest expense, respectively. The increase in interest expense relates to higher borrowing under the upsized Term Loan B and amortization of the associated deferred financing costs.
•Income tax expense (benefit) represented (16) percent of income (loss) before income taxes for both the years ended December 31, 2021 and 2020. In general, our effective tax rate differs from the U.S. statutory tax rate primarily due to impacts of changes in the mix of earnings in taxing jurisdictions with differing statutory rates, the impact of R&D and other tax credits, changes in tax laws and changes in corporate structure as a result of business acquisitions and dispositions.
•For the years ended December 31, 2021 and 2020, the effective income tax (benefit) rate of (16) percent in each year was significantly impacted by the effects of the $83.8 million and $70.5 million, respectively, of unusual costs for asset impairment and restructuring costs, losses from pension and SERP settlements, acquisition-related costs and losses on debt extinguishments (as detailed in the table on page 34), which resulted in consolidated pre-tax book losses. In addition, as a result of the impacts of COVID-19 and other factors, in 2021 and 2020, the Company recorded an increase to the valuation allowance against state tax credits and NOLs of $2.4 million and $4.7 million, respectively. In 2021, upon the permanent closure of the Appleton facility and termination of an intercompany royalty agreement, the Company wrote-off a deferred tax asset of $2.9 million which was no longer recoverable through future tax deductions.
•In March 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The CARES Act included various income and payroll tax provisions designed to stimulate the economy and provide relief to businesses. In 2020, the Company recorded an estimated income tax benefit of $0.9 million and a corresponding tax receivable for $8.0 million for the carryback tax refund. In 2021, when the federal tax return was filed, an additional income tax benefit of $1.4 million was recorded and the corresponding tax refund receivable was increased to $9.1 million. In 2020, the Company also elected the option to delay payment of $4.4 million of 2020 payroll taxes. One-half was paid on December 31, 2021 and the remainder will be paid on December 31, 2022.

Liquidity and Capital Resources
We believe that we have a strong financial position and the liquidity to withstand economic uncertainty during this volatile period, in consideration of the following:
•$23.9 million of cash and cash equivalents was on hand at December 31, 2021.
•As of December 31, 2021, we had $0.9 million of outstanding borrowings under our Global Revolving Credit Facility, with remaining availability of $146.1 million;
•We have no material near-term debt maturities, with our Global Revolving Credit Facility maturing December 2023 and our Term Loan B facility maturing April 2028;

	Year Ended December 31,
	2021	2020
Net cash flow provided by (used in):
Operating activities	$53.2	$93.4
Investing activities:
Capital expenditures	(28.2)	(18.9)
Acquisition of Itasa	(240.2)	—
Proceeds from sale of property, plant and equipment	—	0.5
Other investing activities	4.1	(1.1)
Total investing activities	(264.3)	(19.5)
Financing activities	199.2	(47.0)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	1.2
Net increase (decrease) in cash and cash equivalents	$(13.2)	$28.1
Operating Cash Flow Commentary:
•Cash provided by operating activities of $53.2 million for the year ended December 31, 2021 was $40.2 million lower than cash provided by operating activities of $93.4 million in the prior year.The decrease resulted from the increase in working capital needs resulting from the 30 percent rebound in net sales in 2021 compared to the COVID-impacted level of business activity and spending in 2020. Also, we had significantly higher global tax payments in 2021 due to payment of one-half of the U.S. payroll taxes which had been deferred from 2020 and from higher foreign entities' taxable income.

Investing Cash Flow Commentary:
•For the years ended December 31, 2021 and 2020, cash used by investing activities was $264.3 million and $19.5 million, respectively.
•We acquired Itasa on April 6, 2021, for $240.2 million, net of cash on hand and repayment of existing debt, and including a loss on foreign currency forward contracts.
•Going forward, we expect aggregate annual capital expenditures to return to a range of approximately 4 to 5 percent of net sales. We believe that this level of capital spending can be funded from cash provided from operating activities and allows us to maintain the efficiency and cost effectiveness of our assets while also investing in expanded capabilities to successfully pursue strategic initiatives and deliver attractive returns.

Financing Cash Flow Commentary:
Our liquidity requirements are provided by cash generated from operations and short- and long-term borrowings.
•On April 6, 2021, in connection with the Itasa Acquisition, the Company entered into an Amendment and Restatement agreement which provides a seven-year Term Loan B facility in the initial principal amount of $450 million, which replaced the 2020 Term Loan B. The 2021 Term Loan B is repayable in equal quarterly installments which commenced on September 30, 2021 in a aggregate annual amount equal to 1 percent of the original principal amount of the Term Loan B. Cash proceeds of borrowings on the closing date under the Term Loan B were used by the Company to pay cash consideration for the acquisition, including the repayment of certain existing debt of Itasa, and to pay fees and expenses in connection with the acquisition, the 2020 Term Loan B and the amendment of the ABL Credit Agreement. The Company recognized a $7.2 million loss on debt extinguishment in connection with the transaction.
•For the year ended December 31, 2021, cash provided by financing activities was $199.2 million compared to cash used by financing activities of $47 million for the prior year. This consisted of net borrowings of long-term debt, dividends paid, debt issuance cost, and share repurchases. We upsized our Term Loan B from $200 million to $450 million as a source of financing the Itasa Acquisition, resulting in net borrowings (repayments) of $246.9 million in 2021 compared to $(4.3) million in the prior year.
•For the year ended December 31, 2021, cash and cash equivalents decreased $13.2 million to $23.9 million at December 31, 2021 from $37.1 million at December 31, 2020. Total debt increased $246.9 million to $441.3 million at December 31, 2021 from $194.4 million at December 31, 2020. The increase in total debt reflects the borrowing for the Itasa Acquisition and the repayment of the 2020 Term Loan B. Net debt (total debt minus cash and cash equivalents) increased by $260.1 million.
•The Company currently has the following credit facilities:
Global Revolving Credit Facility
We have a $175 million asset-based revolving credit facility which is provided under our Fourth Amended and Restated Credit Agreement dated as of December 10, 2018 (as amended, the “Revolving Credit Agreement”) by and among the Company and certain of its domestic subsidiaries (the "Domestic Borrowers"), Neenah Services GmbH & Co. KG and certain of its German subsidiaries (the "German Borrowers"), certain other subsidiaries as the "German Guarantors", the financial institutions signatory to the Revolving Credit Agreement as lenders (the "Lenders"), and JPMorgan Chase Bank, N.A., as agent for the Lenders.

Our revolving credit facility consists of a $125 million secured revolving credit facility for the Domestic Borrowers (the "U.S. Revolving Credit Facility") and a $50 million secured, multicurrency revolving credit facility for the German Borrowers (the "German Revolving Credit Facility," and together with the U.S. Revolving Credit Facility, the "Global Revolving Credit Facility"). The Global Revolving Credit Facility, which matures on December 10, 2023, contains an accordion feature permitting one or more increases in the Global Revolving Credit Facility in an aggregate principal amount not exceeding $125 million, such that the aggregate commitments under the Global Revolving Credit Facility do not exceed $300 million. In addition, the Domestic Borrowers may request letters of credit under the U.S. Revolving Credit Facility in an aggregate face amount not to exceed $20 million outstanding at any time, and the German Borrowers may request letters of credit under the German Revolving Credit Facility in an aggregate face amount not to exceed $5 million outstanding at any time.

As of December 31, 2021, we had $0.9 million in borrowings and $0.3 million in letters of credit outstanding under our Global Revolving Credit Facility. See Note 7 of Notes to Consolidated Financial Statements, "Debt."
Term Loan B Facility
We have a $450 million secured term loan facility (the “Term Loan Facility” or the “Term Loan B”) provided under an Amendment and Restatement Agreement dated as of April 6, 2021 (the “Term Loan Credit Agreement”), by and among the Company, as borrower, certain of its domestic subsidiaries, as guarantors (the “Guarantors”, and together with the Company, the “Term Loan Parties”), a syndicate of banks, financial institutions and other entities as lenders (the “Term Loan B Lenders”), and JPMorgan Chase Bank, N.A., as administrative agent for the Term Loan B Lenders, amending and restating our June 30, 2020 Term Loan Credit Agreement and replacing our prior $200 million secured term loan facility provided thereunder (the “2020 Term Loan B”).

Under the terms of the Term Loan Credit Agreement, and subject to certain conditions and adjustments, the Company may from time to time solicit the Term Loan B Lenders or new lenders to provide incremental term loan financings under the Term Loan Credit Agreement up to $150 million in the aggregate.

The Term Loan B is repayable in equal quarterly installments commencing on September 30, 2021 in an aggregate annual amount equal to 1% of the original principal amount of the Term Loan B Facility (subject to certain reductions in connection with debt prepayments and debt buybacks). The entire unpaid principal balance of the Term Loan B, together with all accrued and unpaid interest thereon, will be due and payable at maturity on April 6, 2028. See Note 7 of Notes to Consolidated Financial Statements, "Debt."

Cash proceeds of borrowings on the closing date under the Term Loan B were used by the Company to pay cash consideration for the Itasa Acquisition, including the repayment of certain existing debt of Itasa, and to pay fees and expenses in connection with the Acquisition, the Term Loan B and the amendment of the Global Revolving Credit Facility to permit the Itasa Acquisition. The Company recognized $ 7.2 million of loss on debt extinguishment in connection with the transaction.
Other Debt
In January 2013, Neenah Germany entered into a project financing agreement for the construction of a melt blown machine (the "Second German Loan Agreement"). The Second German Loan Agreement provided for €9.0 million of construction financing which is secured by the melt blown machine. The loan matures in September 2022 and principal is repaid in equal quarterly installments. At December 31, 2021, €0.9 million ($1.0 million, based on exchange rates at December 31, 2021) was outstanding under the Second German Loan Agreement.
In May 2018, Neenah Germany entered into a project financing agreement for construction of a regenerative thermal oxidizer (the "Third German Loan Agreement") to increase the capacity of the existing saturators and ensure compliance with new European air emission standards. The agreement provided for €5.0 million of financing and is secured by the asset. The loan matures in September 2022 and principal is repaid in 13 equal quarterly installments beginning in June 2019. The interest rate on amounts outstanding is 1.45 percent based on actual days elapsed in a 360-day year and is payable quarterly. At December 31, 2021, €0.8 million ($0.9 million, based on exchange rates at December 31, 2021) was outstanding under the Third German Loan Agreement.
•Availability under our Global Revolving Credit Facility varies over time depending on the value of our inventory, receivables and (in the case of the German Revolving Credit Facility) various capital assets. As of December 31, 2021, we had $0.9 million of borrowings, and $0.3 million of outstanding letters of credit, outstanding under our Global Revolving Credit Facility and $146.1 million of available credit (based on exchange rates at December 31, 2021).
•We have required debt payments in 2022 of $6.4 million on the Term Loan B and the Second and Third German Loan Agreements.
•As of December 31, 2021, our cash balance of $23.9 million consists of $0.4 million in the U.S. and $23.5 million held at entities outside of the U.S. As of December 31, 2021, there were no restrictions regarding the repatriation of our non-U.S. cash.

Transactions with Shareholders
•For the nine months ended September 30, 2021, we paid quarterly cash dividends of $0.47 per common share, and for the quarter ended December 31, 2021 we increased the quarterly cash dividend to $0.475 per common share, with full year cash dividend payments in the year ending December 31, 2021 totaling $31.9 million. For the year ended December 31, 2020, we paid quarterly cash dividends of $0.47 per common share or $31.9 million.
•In November 2020, our Board of Directors authorized a program for the purchase of up to $25 million of outstanding common stock effective January 1, 2021 ("Stock Purchase Plan"). The program does not expire or require the Company to purchase any specific number of shares and may be suspended or discontinued at any time. Purchases under the Stock Purchase Plan will be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. For the years ended December 31, 2021 and 2020, we acquired approximately 103,785 and 59,577 shares of Common Stock at a cost of $5.0 million and $3.6 million, respectively, related to the Stock Purchase Plan. For further details on our Stock Purchase Plans refer to Note 10 of Notes to Consolidated Financial Statements, "Stockholders' Equity."
•For the years ended December 31, 2021 and 2020, we acquired approximately 19,273 and 22,064 shares of Common Stock, respectively, at a cost of $1.0 million and $1.2 million, respectively, for shares surrendered by employees to pay taxes due on vested restricted stock awards and stock appreciation rights exercised.

•Under the terms of the Fourth Amended and Restated Credit Agreement, we are permitted to pay cash dividends on, and repurchase shares of, our common stock without limitation, as long as our specified excess availability under the Fourth Amended and Restated Credit Agreement exceeds the greater of (i) $20 million and (ii) 12.5 percent of our aggregate commitments under the Global Revolving Credit Facility (approximately $22 million as of December 31, 2021), on a pro forma basis after giving effect to such dividend or stock repurchase (as the case may be). If our specified excess availability, on a pro forma basis, is less than the applicable threshold, we are subject to certain restrictions on the amount of cash dividends we are permitted to declare and the amount of share repurchases we are permitted to execute. As of December 31, 2021, our availability was $146.1 million, so this restriction did not apply. See our availability under the Fourth Amended and Restated Credit Agreement in Note 7 of Notes to Consolidated Financial Statements, "Debt."
•Under the most restrictive terms of the Term Loan Credit Agreement, we are permitted to pay cash dividends and repurchase shares of our common stock in an aggregate amount not to exceed $8.75 million per fiscal quarter. However, as long as the total leverage ratio calculated in accordance with the Term Loan Credit Agreement does not exceed 3.0 to 1.0, we can pay dividends or repurchase shares without limitation. In the event the total leverage ratio exceeds 3.0 to 1.0, but is less than or equal to 4.0 to 1.0, we may still pay dividends or repurchase shares of our common stock in an aggregate amount in excess of $8.75 million per fiscal quarter by utilizing certain "restricted payment baskets" described in the Term Loan Credit Agreement. In addition, we would be permitted to pay cash dividends and repurchase shares of our common stock in excess of $8.75 million per fiscal quarter if the aggregate amount of such payments, together with the amount of redemptions or prepayments of certain indebtedness, is less than or equal to the greater of (i) $125 million and (ii) 15% of our consolidated tangible assets. As of December 31, 2021, our total leverage ratio was greater than 3.0 to 1.0, but below 4.0 to 1.0.

Material Cash Requirements
The following table shows our material cash requirements, described below, as of December 31, 2021:

(In millions)	2022	2023	2024	2025	2026	Beyond 2026	Total
Long-term debt payments	$6.4	$5.4	$4.5	$4.5	$4.5	$425.3	$450.6
Interest payments on long-term debt (a)	16.8	20.4	22.3	21.9	21.7	27.1	130.2
Open purchase orders (b)	116.5	—	—	—	—	—	116.5
Other post-employment benefits (c)	5.4	4.4	4.1	3.7	3.3	11.1	32.0
Finance Leases (d)	1.7	1.7	1.7	1.6	1.6	22.2	30.5
Operating leases (d)	4.1	3.6	3.1	2.6	2.2	7.1	22.7
Contributions to pension trusts and other benefit obligations (e)	4.5	1.8	2.2	1.9	1.7	9.7	21.8
Minimum purchase commitments (f)	5.7	3.8	3.0	1.4	—	—	13.9
Total	$161.1	$41.1	$40.9	$37.6	$35.0	$502.5	$818.2
_______________________

(a)Interest payments on long-term debt includes interest on variable rate debt at December 31, 2021 weighted average interest rates.
(b)The open purchase orders displayed in the table represent amounts we anticipate will become payable within the next twelve months for goods and services that we have negotiated for delivery.
(c)The above table includes future payments that we will make for post-employment benefits other than pensions. Those amounts are estimated using actuarial assumptions, including expected future service, to project the future obligations.
(d)See Note 11 of Notes to Consolidated Financial Statements, "Leases."
(e)See Note 8 of Notes to Consolidated Financial Statements, "Pension and Other Post-employment Benefits."
(f)The minimum purchase commitments in 2022 are primarily for utilities and information technology contracts. Although we are primarily liable for payments on the above minimum purchase commitments, based on historic operating performance and forecasted future cash flows, we believe our exposure to losses, if any, under these arrangements is not material.

Other Items
•As of December 31, 2021, we had $30.8 million of U.S. federal and $7.7 million of U.S. state R&D Credits which, if not used, will expire between 2029 and 2041 for the U.S. federal R&D Credits and between 2022 and 2036 for the state R&D Credits. As of December 31, 2021, we had $69.9 million of state NOLs which may be used to offset state taxable income. The NOLs are reflected in the Consolidated Financial Statements as a deferred income tax asset of $4.2 million. If not used, substantially all of the NOLs will expire in various amounts between 2022 and 2041.
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

Adoption of New Accounting Pronouncements
See Note 2 of Notes to Consolidated Financial Statements, "Summary of Significant Accounting Policies — Recently Adopted Accounting Standards" for a description of accounting standards adopted in the year ended December 31, 2021.

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

Inventories
We value U.S. inventories at the lower of cost, using the last-in, first-out ("LIFO") method, or market. German and Dutch inventories are valued at the lower of cost, using a weighted-average cost method, or net realizable value. The first-in, first-out ("FIFO") value of U.S. inventories valued on the LIFO method was $95.4 million and $88.5 million at December 31, 2021 and 2020, respectively and exceeded such LIFO value by $16.6 million and $6.4 million, respectively. Cost includes labor, materials and production overhead. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials and other costs may have been incurred at significantly different values due to the length of time of our production cycle. Since we value most of our inventory utilizing the LIFO inventory costing methodology, rapid changes in raw material costs have an immediate impact on our operating results.

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
As of December 31, 2021 and 2020, our liability for uncertain income taxes positions was $8.5 million and $8.0 million, respectively. The determination of our provision for income taxes requires considerable judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is also required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. Uncertain tax positions occur, and a resulting income tax liability is recorded when management concludes that an income tax position fails to achieve a more likely than not recognition threshold. When this occurs, the amount of tax benefits recognized may differ from the amount taken or expected to be taken on a tax return. These differences represent unrecognized tax benefits and are reviewed at each reporting period based on facts, circumstances, available evidence and applicable laws. We recognize interest and penalties, if any, related to uncertain tax positions as a component of the provision for income taxes.
As of December 31, 2021 and 2020, the Company had $5.3 million and $5.3 million of foreign tax credits, all of which the Company believes will expire unutilized. Therefore, as of December 31, 2021 and 2020, the Company recorded a valuation allowance which was equal to the balance of the deferred income tax asset. As of December 31, 2021 and 2020, the Company also had a valuation allowance of $9.1 million and $6.4 million, respectively, against the gross value of its state tax credits and NOLs. Including the federal benefit of state taxes, the net valuation allowance reflected on the consolidated balance sheets was $7.2 million and $5.1 million as of December 31, 2021 and 2020, respectively. In determining the need for a valuation allowance, the Company considers many factors, including specific taxing jurisdictions, sources of taxable income, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance is recognized if, based on the weight of available evidence, the Company concludes that it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

Pension and Other Post-employment Benefits
Consolidated pension expense for defined benefit pension plans was $18.7 million, $4.0 million and $3.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. See Note 8, "Pension and Other Post-employment Benefits" for components of net periodic benefit cost, including a discussion of the $17.4 million of settlement and curtailment losses in 2021. Accounting for defined benefit pension plans requires various assumptions, including, but not limited to, discount rates, expected long-term rates of return on plan assets, future compensation growth rates and mortality rates. Accounting for our post-employment benefit plans also requires various assumptions, which include, but are not limited to, discount rates and annual rates of increase in the per capita costs of health care benefits.
The following chart summarizes the more significant assumptions used in the actuarial valuation of our defined benefit plans for each of the past three years:

	2021	2020
Pension plans
Weighted average discount rate for benefit expense	2.53%	2.98%
Weighted average discount rate for benefit obligation	2.58%	2.28%
Expected long-term rate on plan assets	4.90%	5.42%
Rate of compensation increase for benefit expense	1.54%	2.05%
Post-employment benefit plans
Weighted average discount rate for benefit expense	1.67%	2.68%
Weighted average discount rate for benefit obligation	2.25%	1.67%
Health care cost trend rate assumed for next year	5.20%	5.25%
Ultimate cost trend rate	4.00%	4.50%
Year that the ultimate cost trend rate is reached	2045	2037

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
For the years ended December 31, 2021, 2020 and 2019, consolidated post-employment health care and life insurance plan benefit expense was $3.0 million, $2.9 million and $3.6 million, respectively. The discount (or settlement) rate that is utilized for determining the present value of future post-employment health care and life insurance plan benefit obligations in the U.S. is generally based on the yield for a theoretical basket of AA-rated corporate bonds currently available in the market place, whose duration matches the timing of expected post-employment health care and life insurance benefit payments. The discount (or settlement) rate that is utilized for determining the present value of future post-employment health care and life insurance obligations for our foreign benefit plans is generally based on an index of AA-rated corporate bonds adjusted to match the timing of expected benefit payments.
We evaluate these assumptions at least once each year or as facts and circumstances dictate and we make changes as conditions warrant. Changes to these assumptions will increase or decrease our reported net periodic benefit expense, which will result in changes to the recorded benefit plan assets and liabilities.

Useful Life and Impairment of Long-Lived Assets
Property, Plant and Equipment
For financial reporting purposes, depreciation is principally computed on the straight-line method over estimated useful asset lives. The weighted average remaining useful lives for buildings, land improvements and machinery and equipment are approximately 17 years, 19 years and 9 years respectively.
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
In June 2021, the Company's Board of Directors approved the permanent closure of the Appleton facility used in the Technical Products segment. The closure of the facility was substantially complete by the end of the third quarter. In connection with the closure, the Company reduced the carrying value of the facility's assets to an estimated salvage value of $10.5 million, which resulted in a non-cash impairment loss of $32.4 million. In addition, the Company recorded $4.9 million of other restructuring charges, including reserves for obsolete inventory, severance costs and environmental exposures.
During the year ended December 31, 2020, the Company recorded asset restructuring and impairment costs of $55.3 million, of which $52.3 million related to a non-cash impairment loss for long-lived assets used primarily in the Technical Products segment, including $51.0 million for the Appleton facility. The other charge of $3.0 million arose from accelerated depreciation due to the idling of assets and related employee termination benefits for a workforce reduction in the Fine Paper and Packaging segment. See Note 13 of Notes to Consolidated Financial Statements, "Assets Held For Sale and Impairment and Asset Restructuring Costs" for further discussion.
Goodwill and Other Intangible Assets with Indefinite Lives
We test goodwill for impairment at least annually in conjunction with preparation of Neenah's annual business plan, or more frequently if events or circumstances indicate it might be impaired.
We tested goodwill for impairment as of November 30, 2021 under ASC Topic 350, Intangibles — Goodwill and Other ("ASC Topic 350"). The Company elected the option under ASC Topic 350 to perform a qualitative assessment of the Company's reporting units to determine whether further impairment testing was necessary. In this qualitative assessment, the Company considered the following items for each of the reporting units: macroeconomic conditions, industry and market conditions, overall financial performance and other entity specific events. In addition, for each of these reporting units, the most recent fair value determination resulted in an amount that exceeded the carrying amount of the reporting units. Based on these assessments, the Company determined that the likelihood that a current fair value determination would be less than the current carrying amount of the reporting units is not more likely than not. There was no impairment in the carrying value of goodwill for the years ended December 31, 2021.
Other Intangible Assets
Certain trade names are estimated to have indefinite useful lives and as such are not amortized. Intangible assets with indefinite lives are annually reviewed for impairment in accordance with ASC Topic 350.
Acquired intangible assets with finite useful lives are amortized on a straight-line basis over their respective estimated useful lives, and reviewed for impairment in accordance with ASC Topic 360. Intangible assets consist primarily of customer relationships, trade names and acquired intellectual property. Such intangible assets are amortized using the straight-line method over estimated useful lives of between 7 and 15 years.
During the second quarter of 2020, we recorded an impairment loss for indefinite-lived intangible assets (brand names) of $0.9 million and $0.4 million in the Fine Paper and Packaging and Technical Products segments, respectively, due to the adverse impacts of the COVID-19 pandemic. See Note 13, "Assets Held For Sale and Impairment and Asset Restructuring Costs." Our annual test of other intangible assets for impairment at November 30, 2021, 2020, and 2019 indicated that the carrying amount of such assets was recoverable.

Acquisition Accounting
We account for acquisitions under ASC Topic 805, Business Combinations ("ASC Topic 805") which requires companies to record assets acquired and liabilities assumed at their respective fair market values at the date of acquisition. The accounting for acquisitions involves a considerable amount of judgment and estimates, including the fair value of certain forms of consideration; fair value of acquired intangible assets involving projections of future revenues and cash flows that are then either discounted at an estimated discount rate or measured at an estimated royalty rate; fair value of other acquired assets and assumed liabilities, including potential contingencies; and the useful lives of the acquired assets. The assumptions used are determined at the time of the acquisition in accordance with accepted valuation models. Projections are developed using internal forecasts, available industry and market data and estimates of long-term rates of growth for our business. The impact of prior or future acquisitions on our financial position or results of operations may be materially impacted by the change in or initial selection of assumptions and estimates.

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
Based on our current quantity of pulp purchases, a $100 per ton increase in the average market price for pulp would have increased our annual costs for pulp by approximately $19 million.

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
Our technical products business acquires certain specialized pulp from two global suppliers and certain critical specialty chemicals from a limited number of suppliers. In general, these supply arrangements are covered by formal contracts and represent multi-year business relationships that have historically been sufficient to meet our needs. We expect these relationships to continue to operate in a satisfactory manner in the future. In the event of an interruption of production at any one supplier, we believe that each of these suppliers individually would be able to satisfy our short-term requirements for specialized pulp or specialty chemicals. In addition, short-term disruptions in the global supply chain for our raw materials, as experienced in 2021, could negatively impact our ability to produce certain products which could adversely impact the mix and volume of products we can provide to our customers. In the event of a long-term disruption in our supply of specialized pulp or specialty chemicals, we believe we would be able to substitute other pulp grades or other specialty chemicals that would allow us to meet required product performance characteristics and incur only a limited disruption in our production. As a result, we do not believe that the substitution of such alternative pulp or specialty chemicals would have a material effect on our operations in the long run.
We have the ability to generate substantially all of the electrical energy used by our Munising mill and approximately 30 percent of the electrical energy at our Bruckmühl, Germany mill. Availability of energy is not expected to be a problem in the foreseeable future, but the purchase price of such energy can and likely will fluctuate significantly based on fluctuations in demand and other factors. There is no assurance that that we will be able to obtain electricity or natural gas purchases on favorable terms in the future.
Except for certain specialty pulp grades and specialty chemicals used by our technical products business, we are not aware of any significant concentration of business transacted with a particular supplier.
Our transportation costs are affected by various market factors as previously discussed under Item 1A, "Risk Factors." We do not have significant influence over our transportation prices. Therefore, as we experienced in 2021, an increase in transportation costs could adversely affect earnings if prices for our products are not increased or if such increases significantly trail the increases in transportation costs.

Foreign Currency Risk
Our reported operating results are affected by changes in the exchange rates of the local currencies of our non-U.S. operations relative to the U.S. dollar. A hypothetical 10 percent strengthening of the U.S dollar relative to the local currencies of our non-U.S. operations would change our income before income taxes by approximately $4.0 million. We do not hedge our exposure to exchange risk on reported operating results.

The translation of the balance sheets of our non-U.S. operations from their local currencies into U.S. dollars is also sensitive to changes in the exchange rate of the U.S. dollar. Consequently, we perform a sensitivity test to determine if changes in the exchange rate would have a significant effect on the translation of the balance sheets of our non-U.S. operations into U.S. dollars. These translation gains or losses are recorded as unrealized translation adjustments, a component of accumulated other comprehensive income (loss) within stockholders' equity. The hypothetical change in unrealized translation adjustment is calculated by multiplying the net assets of our non-U.S. operations by a 10 percent change in the exchange rate of their local currencies compared to the U.S. dollar. As of December 31, 2021, the net assets of our non-U.S. operations exceeded their net liabilities by approximately $431 million. As of December 31, 2021, a 10 percent strengthening of the U.S. dollar relative to the local currencies of our non-U.S. operations would have reduced our stockholders' equity by approximately $43 million.

Interest Rate Risk
We are exposed to interest rate risk on our variable rate bank debt. At December 31, 2021, we had $448.7 million of variable rate borrowings outstanding. A 100 basis point increase in interest rates would increase our annual interest expense on outstanding variable rate borrowings by approximately $4.5 million.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. The scope of management's assessment of the effectiveness of internal control over financial reporting included all of the Company's businesses for the year ended December 31, 2021, except for the Itasa business acquired in April 2021. The Itasa business constituted 29 percent of total assets and 10 percent of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2021. Further discussion of this acquisition can be found in Note 4, "Business Acquisition", to our consolidated financial statements. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based upon its assessment, management believes that as of December 31, 2021, the Company's internal controls over financial reporting were effective.
The effectiveness of internal control over financial reporting as of December 31, 2021, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Deloitte & Touche's attestation report on the Company's internal control over financial reporting is included herein. See Item 15, "Exhibits and Financial Statement Schedule."
Neenah, Inc.
February 18, 2022

Changes in Internal Control Over Financial Reporting
There has been no significant change in the Company's internal control over financial reporting during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information
None.

PART III

Item 10.    Directors and Executive Officers of the Registrant
The information required to be set forth herein, except for the information included under Executive Officers of the Company below, relating to nominees for director of Neenah and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the captions "Election of Directors", "Meetings and Committees of the Board of Directors", "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively, in the Proxy Statement for the Annual Meeting of Stockholders ("Annual Meeting") to be held on May 19, 2022. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021.

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
Paul F. DeSantis, born in 1964, is Executive Vice President, Chief Financial Officer and Treasurer and has been in that role since May 2020. Prior to joining Neenah, Mr. DeSantis served as Chief Financial Officer and Treasurer of OMNOVA Solutions Inc., a global producer of emulsion polymers, specialty chemicals, and decorative and functional surfaces. Mr. DeSantis has also served as Chief Financial Officer, Treasurer and Assistant Corporate Secretary of Bob Evans Farms, Inc. and as Chief Financial Officer of the A. Schulman Company. Mr. DeSantis also held a number of executive leadership roles with the Scotts-Miracle-Gro Company, culminating in his role as Vice President and Corporate Treasurer.
Kingsley E. Shannon, born in 1974, is Executive Vice President, Segment President, Fine Paper and Packaging and has been in that role since July 2020. Prior to this role, Ms. Shannon served as our Vice President, Consumer Sales and Marketing & Global Marketing Services since December of 2017. Ms. Shannon joined Neenah in February 2014 and has held various roles of increasing responsibility, including Vice President of Marketing & Global Marketing Services in 2015 through 2017 and Director of Marketing in 2014 and 2015. Prior to joining Neenah, Ms. Shannon was employed by Newell Brands, Inc. in various Marketing Leadership positions and Maytag Corporation (now Whirlpool Corporation) in various Sales and Marketing positions.
Jason T. Free, born in 1969, is Executive Vice President, Global Operations and has been in that role since
January 2021. Prior to this role, Mr. Free was the Vice President of Global Operations from August 2020 to December 2020, Vice President of North American Operations from February 2020 to August 2020, and Vice President of Fine Paper & Packaging Supply Chain from January 2018 to February 2020. Mr. Free joined Neenah in 2006 and has served in various operations leadership roles across multiple facilities in the Fine Paper & Packaging division through December

2017. Prior to joining Neenah, Mr. Free was employed by Stora Enso as a Global Customer Solutions Engineer and Wausau Paper as a Manufacturing Manager. Mr. Free earned his Bachelor of Science degree in Paper Science and Engineering from the University of Wisconsin-Stevens Point.
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
Michael W. Rickheim, born in 1974, is Executive Vice President, Chief Human Resources Officer and Chief Administrative Officer and has been in that role since April 2020. Prior to joining Neenah, Mr. Rickheim served as the Chief Human Resources Officer for Newell Brands, Inc., where he held various roles of increasing responsibility related to HR business partnership, talent acquisition, talent development, employee engagement, inclusion & diversity and communications.
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

2.4
Sale and Purchase and Assignment Agreement, dated March 1, 2021, by and among Neenah, Inc., Barbel, S.À R.L. and Uzturre Capital, S.L. (filed as Exhibit 2.1 to the Neenah, Inc. Current Report on Form 8-K filed April 7, 2021 and incorporated herein by reference).

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
10.22
Second Amendment, dated as of March 12, 2020, to the Fourth Amended and Restated Credit Agreement dated December 10, 2018 by and among Neenah, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed as Exhibit 10.1 to the Neenah, Inc. Quarterly Report on Form 10-Q, filed May 11, 2020 and incorporated herein by reference)

10.23
Third Amendment, dated as of June 30, 2020, to the Fourth Amended and Restated Credit Agreement dated December 10, 2018 by and among Neenah, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed as Exhibit 10.2 to the Neenah, Inc. Quarterly Report on Form 10-Q, filed August 5, 2020 and incorporated herein by reference)

10.24
Fourth Amendment, dated April 6, 2021, to the Fourth Amended and Restated Credit Agreement dated December 10, 2018 by and among Neenah, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed as Exhibit 10.2 to the Neenah, Inc. Quarterly Report on Form 10-Q, filed May 6, 2021 and incorporated herein by reference).

10.25
Term Loan Credit Agreement, dated April 6, 2021, by and among Neenah, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed as Exhibit 10.1 to the Neenah, Inc. Quarterly Report on Form 10-Q, filed May 6, 2021 and incorporated herein by reference).

10.26
Fifth Amendment, dated November 16, 2021, to the Fourth Amended and Restated Credit Agreement dated December 10, 2018 by and among Neenah, Inc., certain of its subsidiaries, the lenders listed therein and JPMorgan Chase Bank, N.A., as agent for the Lenders (filed herewith).

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

Neenah, Inc.
By:	/s/ JULIE A. SCHERTELL
	Name:	Julie A. Schertell
	Title:	President, Chief Executive Officer and Director (in her capacity as a duly authorized officer of the Registrant and in her capacity as Chief Executive Officer)
	Date:	February 18, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	/s/ JULIE A. SCHERTELL	President, Chief Executive Officer and Director (Principal Executive Officer)
	Julie A. Schertell		February 18, 2022

	/s/ PAUL F. DESANTIS	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
	Paul F. DeSantis		February 18, 2022

	/s/ LARRY N. BROWNLEE	Vice President, Controller (Principal Accounting Officer)
	Larry N. Brownlee		February 18, 2022

	/s/ WILLIAM M. COOK*	Chairman of the Board and Director
	William M. Cook		February 18, 2022

	/s/ DONNA M. COSTELLO*	Director
	Donna M. Costello		February 18, 2022

	/s/ MARGARET S. DANO*	Director
	Margaret S. Dano		February 18, 2022

	/s/ TIMOTHY S. LUCAS*	Director
	Timothy S. Lucas		February 18, 2022

	/s/ PHILIP C. MOORE*	Director
	Philip C. Moore		February 18, 2022

	/s/ TONY R. THENE*	Director
	Tony R. Thene		February 18, 2022

	/s/ SHRUTI SINGHAL*	Director
	Shruti Singhal		February 18, 2022

*By:	/s/ NOAH S. BENZ
Noah S. Benz Executive Vice President, General Counsel and Secretary Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Neenah, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Neenah, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2021, of the Company and our report dated February 18, 2022, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Global Release Liners, S.L., which was acquired on April 6, 2021, and whose financial statements constitute 29% of total assets and 10% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at Global Release Liners, S.L.
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
February 18, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Neenah, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Neenah, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
Income Taxes — Realizability of Deferred Tax Assets — Refer to Notes 2 and 6 to the financial statements
Critical Audit Matter Description
As discussed in Note 6 to the consolidated financial statements, at December 31, 2021 the Company had deferred tax assets on deductible temporary differences, tax credits, and tax loss carryforwards of $25.1 million (net of a $12.5 million valuation allowance). Deferred tax assets are reduced by a valuation allowance if, based upon the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Auditing management’s determination that all or some portion of certain deferred income tax assets will not be realized, and that it is more likely than not that sufficient taxable income will be generated in the future to realize the remaining deferred tax assets, is a critical audit matter because of the significant judgments management makes related to taxable income. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists, when performing audit procedures to evaluate the reasonableness of management’s forecasts of taxable income and the application and interpretations of accounting principles generally accepted in the United States of America.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the determination that it is more likely than not that sufficient taxable income will be generated in the future to realize deferred tax assets included the following, among others:
•We tested the effectiveness of internal controls over deferred tax assets, including management’s controls over the estimates of taxable income and the determination of whether it is more likely than not that the deferred tax assets will be realized.
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

/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 18, 2022

We have served as the Company's auditor since 2003.

NEENAH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Net Sales	$1,028.5	$792.6	$938.5
Cost of products sold	865.2	639.4	755.1
Gross Profit	163.3	153.2	183.4
Selling, general and administrative expenses	101.4	88.0	98.6
Impairment and asset restructuring costs (Note 13)	35.2	57.8	4.7
Pension and SERP settlement and curtailment losses (gains) (Note 8)	17.4	1.6	(1.4)
Acquisition-related costs (Note 4)	13.0	1.5	—
Loss on debt extinguishment (Note 7)	7.2	1.9	—
Other restructuring and non-routine costs	1.9	4.2	1.5
COVID-19 costs	1.6	3.5	—
Other expense (income), net	(2.6)	0.8	1.7
Operating Income (Loss)	(11.8)	(6.1)	78.3
Interest expense	17.9	12.6	11.8
Income (Loss) Before Income taxes	(29.7)	(18.7)	66.5
Provision (benefit) for income taxes	(4.8)	(2.9)	11.1
Net Income (Loss)	$(24.9)	$(15.8)	$55.4

Earnings (Loss) Per Common Share
Basic	$(1.49)	$(0.96)	$3.27
Diluted	$(1.49)	$(0.96)	$3.26

Weighted Average Common Shares Outstanding (in thousands)
Basic	16,821	16,813	16,848
Diluted	16,821	16,813	16,906

See Notes to Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2021	2020	2019
Net Income (Loss)	$(24.9)	$(15.8)	$55.4
Reclassification of amounts recognized in the consolidated statement of operations:
Amortization of adjustments to pension and other post-employment benefit liabilities	6.0	6.6	6.0
Pension plan settlement and curtailment losses	15.7	0.3	1.3
Amounts recognized in the consolidated statement of operations	21.7	6.9	7.3
Unrealized foreign currency translation gain (loss)	(24.0)	18.0	(3.5)
Net gain (loss) from pension and other post-employment benefit plans	18.6	(17.2)	(13.7)
Income (Loss) From Other Comprehensive Income Items Before Income Taxes	16.3	7.7	(9.9)
Provision (benefit) for income taxes	9.5	(1.9)	(1.7)
Other Comprehensive Income (Loss)	6.8	9.6	(8.2)
Comprehensive Income (Loss)	$(18.1)	$(6.2)	$47.2

See Notes to Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$23.9	$37.1
Accounts receivable, net	142.3	100.2
Inventories	138.5	108.9
Asset held for sale (Note 13)	10.5	—
Prepaid and other current assets	31.8	25.1
Total Current Assets	347.0	271.3
Property, Plant and Equipment, net	295.5	329.4
Finance Lease Right-of-Use Assets (Note 11)	20.8	—
Operating Lease Right-of- Use Assets (Note 11)	17.8	20.2
Deferred Income Taxes (Note 6)	25.1	18.3
Goodwill (Note 5)	198.6	87.4
Intangible Assets, net (Note 5)	154.6	62.6
Over-funded Employee Benefit Plan (Note 8)	9.5	—
Other Assets	12.8	17.4
TOTAL ASSETS	$1,081.7	$806.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year (Note 7)	$6.4	$4.9
Finance lease liabilities payable within one year	0.8	—
Operating lease liabilities payable within one year	3.3	3.2
Accounts payable	97.4	46.0
Liabilities of assets held for sale (Note 13)	0.5	—
Accrued expenses	66.6	61.9
Total Current Liabilities	175.0	116.0
Long-term Debt (Note 7)	434.9	189.5
Finance Lease Liability, Noncurrent	20.4	—
Operating Lease Liabilities, Noncurrent	15.9	18.4
Noncurrent Employee Benefit Obligations (Note 8)	77.7	96.8
Deferred Income Taxes (Note 6)	38.2	12.3
Other Noncurrent Obligations	3.6	6.0
TOTAL LIABILITIES	765.7	439.0
Commitments and Contingencies (Note 12)
Stockholders' Equity
Common stock, par value $0.01, authorized: 100,000,000 shares; issued and outstanding: 16,779,000 shares and 16,829,000 shares	0.2	0.2
Treasury stock, at cost: 2,040,000 shares and 1,917,000 shares	(93.6)	(87.6)
Additional paid-in capital	342.9	338.3
Retained earnings	163.4	220.4
Accumulated other comprehensive loss	(96.9)	(103.7)
Total Stockholders' Equity	316.0	367.6
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,081.7	$806.6

See Notes to Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions, shares in thousands)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance, December 31, 2018	18,597	$0.2	$(76.6)	$328.5	$243.2	$(105.1)
Net income	—	—	—	—	55.4	—
Other comprehensive loss, after income tax benefit	—	—	—	—	—	(8.2)
Dividends declared	—	—	—	—	(30.5)	—
Shares purchased (Note 10)	—	—	(4.9)	—	—	—
Stock options exercised	17	—	—	—	—	—
Restricted stock vesting (Note 9)	64	—	(1.3)	—	—	—
Stock-based compensation	—	—	—	5.6	—	—
Balance, December 31, 2019	18,678	0.2	(82.8)	334.1	268.1	(113.3)
Net loss	—	—	—	—	(15.8)	—
Other comprehensive income, after income tax benefit	—	—	—	—	—	9.6
Dividends declared	—	—	—	—	(31.9)	—
Shares purchased (Note 10)	—	—	(3.6)	—	—	—
Stock options exercised	6	—	—	—	—	—
Restricted stock vesting (Note 9)	62	—	(1.2)	—	—	—
Stock-based compensation	—	—	—	4.2	—	—
Balance, December 31, 2020	18,746	0.2	(87.6)	338.3	220.4	(103.7)
Net loss	—	—	—	—	(24.9)	—
Other comprehensive income, net of income tax	—	—	—	—	—	6.8
Dividends declared	—	—	—	—	(32.1)	—
Shares purchased (Note 10)	—	—	(5.0)	—	—	—
Stock options exercised	8	—	—	—	—	—
Restricted stock vesting (Note 9)	65	—	(1.0)	—	—	—
Stock-based compensation	—	—	—	4.5	—	—
Other	—	—	—	0.1	—	—
Balance, December 31, 2021	18,819	$0.2	$(93.6)	$342.9	$163.4	$(96.9)

See Notes to Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$(24.9)	$(15.8)	$55.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42.7	36.7	38.9
Stock-based compensation	4.5	4.2	5.6
Deferred income tax provision (benefit)	(16.0)	(4.9)	3.4
Asset impairment costs (Note 13)	32.4	54.8	—
Loss on debt extinguishment (Note 7)	7.2	1.9	—
Loss on foreign currency forward contracts (Note 4)	5.1	—	—
Pension and SERP settlement and curtailment losses (gains) (Note 8)	17.4	1.6	(1.4)
Loss on asset dispositions	0.6	—	0.1
Non-cash effects of changes in liabilities for uncertain income tax positions	(0.1)	(0.2)	(0.7)
Net cash provided by (used in) changes in operating working capital, net of effect of acquisitions (Note 15)	(5.3)	18.2	(0.6)
Pension and other post-employment benefits	(7.9)	(5.8)	(3.7)
Noncurrent payroll taxes	(2.2)	2.2	—
Other	(0.3)	0.5	0.6
Net Cash Provided By Operating Activities	53.2	93.4	97.6

INVESTING ACTIVITIES
Capital expenditures	(28.2)	(18.9)	(21.4)
Business acquisition (Note 4)	(240.2)	—	—
Proceeds from sale of property, plant and equipment (Note 13)	—	0.5	—
Sales (purchases) of marketable securities	3.7	(0.1)	(0.4)
Other	0.4	(1.0)	(1.5)
Net Cash Used In Investing Activities	(264.3)	(19.5)	(23.3)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt (Note 7)	459.7	291.6	163.5
Debt issuance costs (Note 7)	(9.1)	(6.0)	(0.4)
Repayments of long-term debt (Note 7)	(212.8)	(295.9)	(201.6)
Cash dividends paid	(31.9)	(31.9)	(30.5)
Shares purchased (Note 10)	(6.0)	(4.8)	(6.2)
Other	(0.7)	—	—
Net Cash Provided By (Used In) Financing Activities	199.2	(47.0)	(75.2)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1.3)	1.2	—
Net Increase (Decrease) in Cash and Cash Equivalents	(13.2)	28.1	(0.9)
Cash and Cash Equivalents, Beginning of Year	37.1	9.0	9.9
Cash and Cash Equivalents, End of Year	$23.9	$37.1	$9.0

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

Impacts of COVID-19
The Company continues to assess the impacts of the novel coronavirus pandemic and its variants (“COVID-19” or the "pandemic") on its various accounting estimates and significant judgments, including those that require consideration of forecasted financial information in the context of its unknown future impacts, using information that is reasonably available at this time. The accounting estimates and other matters assessed included, but were not limited to, goodwill, indefinite-lived intangibles and other long-lived assets, and valuation allowances for income tax assets.
The incremental and direct costs of responding to COVID-19 were $1.6 million and $3.5 million for the years ended December 31, 2021 and 2020, respectively. These included costs of personal protective equipment, additional cleaning and sanitation supplies in 2020, and non-productive labor costs of quarantined workers and COVID-19 medical costs for both periods.

Note 2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Significant management judgment is required in determining the accounting for, among other things, reserves for uncertain tax positions, pension and post-employment benefit obligations, retained insurable risks, reserves for sales discounts and allowances, purchase price allocations, useful lives for depreciation and amortization, asset retirement obligations ("AROs"), future cash flows associated with impairment testing for tangible and intangible long-lived assets, goodwill, valuation allowance for deferred tax assets, contingencies, inventory obsolescence and market reserves and the valuation of stock-based compensation.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Revenue Recognition
The Company recognizes sales revenue at a point in time following the transfer of control of the product to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contractual arrangements. Sales are reported net of allowable discounts and estimated returns. Reserves for cash discounts, trade allowances and sales returns are estimated using historical experience. The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. Accordingly, the Company records customer payments of shipping and handling costs as a component of net sales and classifies such costs as a component of cost of sales. The Company excludes tax amounts assessed by governmental authorities that are both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers from the measurement of transaction prices. Accordingly, such tax amounts are not included as a component of net sales or cost of sales. The Company considers each transaction/shipment as a separate performance obligation. Neenah recognizes revenue when the title transfers to the customer. As such, the remaining performance obligations at period end are not considered material. Sales terms in the technical products business vary depending on the type of product sold and customer category. In general, sales of the technical products businesses are collected in approximately 45 to 55 days, with extended credit terms for certain international customers. Fine paper and packaging sales terms range between 20 and 30 days with discounts of 0 to 2 percent for early customer payments, with discounts of 1 percent and 20-day terms used most often. Extended credit terms are offered to customers consistent with certain local markets. Refer to Note 14, "Business Segment and Geographic Information," for further disaggregation of revenue.

Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. As of December 31, 2021 and 2020, $0.3 million and $0.3 million, respectively, of the Company's cash and cash equivalents is restricted to the payment of post-employment benefits.

Inventories
U.S. inventories are valued at the lower of cost, using the last-in, first-out ("LIFO") method for financial reporting purposes, or market. European inventories are valued at the lower of cost, using a weighted-average cost method, or net realizable value. Cost includes labor, materials and production overhead.

Foreign Currency
Balance sheet accounts of the Company's operations in Germany, Spain and the Netherlands, the United Kingdom (the "U.K."), and Canada are translated from Euros, British Pounds and Canadian dollars, respectively, into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at average exchange rates during the period. Translation gains or losses related to net assets located in these foreign locations are recorded as unrealized foreign currency translation adjustments within accumulated other comprehensive income (loss) ("AOCI") in stockholders' equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in Other expense (income), net in the consolidated statements of operations.

Property and Depreciation
Property, plant and equipment are stated at cost, less accumulated depreciation. Certain costs of software developed or obtained for internal use are capitalized. When property, plant and equipment is sold or retired, the costs and the related accumulated depreciation are removed from the accounts, and the gains or losses are recorded in Other expense (income), net. For financial reporting purposes, depreciation is principally computed on the straight-line method over estimated

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

useful asset lives. The weighted average remaining useful lives for buildings, land improvements and machinery and equipment are approximately 17 years, 19 years and 9 years, respectively.
The costs of major rebuilds and replacements of plant and equipment are capitalized, and the cost of maintenance performed on manufacturing facilities, composed of labor, materials and other incremental costs, is expensed as incurred. Start-up costs for new or expanded facilities, including costs related to trial production, are expensed as incurred.
The Company accounts for AROs in accordance with Accounting Standards Codification ("ASC") Topic 410, Asset Retirements and Environmental Obligations, which requires companies to make estimates regarding future events in order to record a liability for AROs in the period in which a legal obligation is created. Such liabilities are recorded at fair value, with an offsetting increase to the carrying value of the related long-lived asset. As of December 31, 2021, the Company is unable to estimate its AROs for environmental liabilities at its manufacturing facilities, but does not believe the liabilities related to AROs, if any, are material.

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

Research and Development Expense
Research and development costs are charged to expense as incurred and are recorded in "Selling, general and administrative expenses" on the consolidated statements of operations. See Note 15, "Supplemental Data — Supplemental Statement of Operations Data."

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

Fair Value of Financial Instruments
As of December 31, 2021 and 2020, the carrying values of the Company’s debt approximated fair value.The fair value for all debt instruments was estimated from Level 2 measurements using rates currently available to the Company for debt of the same remaining maturities.
The Company's investments in marketable securities are accounted for as "available-for-sale securities" in accordance with ASC Topic 320, Investments — Debt and Equity Securities ("ASC Topic 320"). Pursuant to ASC Topic 320, marketable securities are reported at fair value on the consolidated balance sheets and holding gains and losses are reported in "Other Income (Expense), net" on the Company's consolidated statements of operations. At December 31, 2021, the Company had $0.7 million in marketable securities classified as Other assets on the consolidated balance sheet. The cost of such marketable securities was $0.7 million. Fair value for the Company's marketable securities was estimated from Level 1 inputs. The Company's marketable securities are designated for the payment of benefits under its supplemental employee retirement plan ("SERP").

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Fair Value of Pension Plan Assets
With the exception of cash and cash equivalents which are considered Level 1, and certain annuity contracts which are considered Level 3, pension plan assets are measured at Net Asset Value ("NAV") (or its equivalent) as an alternative to fair market value due to the absence of readily available market prices, and as such are not subject to the fair value hierarchy. Following is the fair value of each investment category:

•Cash and cash equivalents ($2.2 million and $3.8 million at December 31, 2021 and 2020, respectively).
•U.S and non-U.S. Equities ($109.8 million and $144.1 million at December 31, 2021 and 2020, respectively) — These proprietary collective funds have observable NAVs (based on the fair value of the underlying investments of the funds) that are provided to investors and provide for liquidity either immediately or within a few days.
•U.S and non-U.S. Fixed Income Securities ($196.3 million and $224.8 million at December 31, 2021 and 2020, respectively) — These proprietary collective funds have observable NAVs (based on the fair value of the underlying investments of the funds) that are provided to investors and provide for liquidity either immediately or within a few days.
•Hedge Fund/Other ($34.4 million and $31.6 million at December 31, 2021 and 2020, respectively) — This fund is valued using NAVs calculated by the underlying investment managers and allow for quarterly or more frequent redemptions.
The following table summarizes the changes in Level 3 defined benefit pension plan assets (Neenah Coldenhove B.V. ("Neenah Coldenhove") insurance contract for which fair value is determined based on actuarial assumptions) measured at fair value on a recurring basis for the year ended December 31, 2021, 2020 and 2019:

		Return on Plan Assets
	Fair Value at January 1	Attributable to Assets Held at December 31	Attributable to Assets Sold	Net Purchases/ (Settlements)	Transfers into/ (out of) Level 3	Foreign currency effects	Fair Value at December 31
For the year ended December 31, 2019	$45.1	7.5	—	(0.2)	—	(0.9)	$51.5
For the year ended December 31, 2020	$51.5	5.0	—	(1.5)	—	5.1	$60.1
For the year ended December 31, 2021	$60.1	(1.9)	—	(1.2)	—	(4.4)	$52.6

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
In January 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the FASB's guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model (known as the "current expected credit loss model" or "CECL") that is based on expected losses rather than incurred losses. The adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848)-Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU addresses accounting implications of the replacement of LIBOR (London Inter-Bank Offered Rate) with SOFR (Secured Overnight Financing Rate) or other alternatives by the end of 2021. The FASB allows immediate relief from application of contract modification accounting triggered by reference rate reform that otherwise would be costly to implement and result in burdensome financial reporting. The Company adopted this ASU in the fourth quarter 2021 by electing the expedients and exceptions offered in the ASU.
As of December 31, 2021, no amendments to the ASC had been issued and not adopted by the Company that will have or are reasonably likely to have a material effect on its financial position, results of operations or cash flows.

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
Diluted EPS has been computed by dividing net income allocated to common stock by the weighted average number of common shares used in computing basic EPS, further adjusted to include the dilutive impact of the exercise or conversion of common stock equivalents, such as stock options, stock appreciation rights ("SARs") and target awards of RSUs with performance conditions ("Performance Share Units" or "PSUs"), into shares of common stock as if those securities were exercised or converted. For the years ended December 31, 2021, 2020 and 2019, approximately 324,000, 332,000 and 231,000 potentially dilutive options, respectively, were excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company's common stock for the respective 12-month periods during which the options were outstanding. In addition, as a result of the loss for the years ended December 31, 2021 and 2020, incremental shares of 15,553 and 20,576, respectively, resulting from the dilutive options and PSUs, were excluded from the diluted earnings per share calculation as the effect would have been anti-dilutive.
The following table presents the computation of basic and diluted shares of common stock used in the calculation of EPS (amounts in millions, except share and per share amounts):
Earnings (loss) per basic common share

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$(24.9)	$(15.8)	$55.4
Amounts attributable to participating securities	(0.2)	(0.2)	(0.3)
Net income (loss) available to common stockholders	$(25.1)	$(16.0)	$55.1
Weighted-average basic shares outstanding	16,821	16,813	16,848

Basic earnings (loss) per share	$(1.49)	$(0.96)	$3.27

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Earnings (loss) per diluted common share

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$(24.9)	$(15.8)	$55.4
Amounts attributable to participating securities	(0.2)	(0.2)	(0.3)
Net income (loss) available to common stockholders	$(25.1)	$(16.0)	$55.1
Weighted-average basic shares outstanding	16,821	16,813	16,848
Add: Assumed incremental shares under stock-based compensation plans	—	—	58
Weighted average diluted shares	16,821	16,813	16,906

Diluted earnings (loss) per share	$(1.49)	$(0.96)	$3.26

Note 4. Business Acquisition
Acquisition of Itasa
On April 6, 2021, the Company completed the acquisition (the “Itasa Acquisition”) of all of the outstanding capital stock of Global Release Liners, S.L., a Spanish limited company (“Itasa”), from Magnum Capital and other minority shareholders for approximately $240.2 million in cash, net of cash on hand and debt extinguishment, and including a loss on foreign currency forward contracts. Itasa, through its subsidiaries, is a leading global coater and converter of release liners used in hygiene, tapes, industrial, labels, composites, and various other end markets. The Itasa Acquisition was funded with available cash-on-hand and the net proceeds of the Term Loan B discussed in Note 7, "Debt." The Company incurred $12.8 million of costs related to the Itasa Acquisition, including a realized loss of $5.1 million related to the foreign currency forward contracts negotiated to fund the purchase price in Euros. See Note 1, "Background and Basis of Presentation," for further discussion on these contracts. The Itasa business is now part of the Company's Technical Products segment.
The Company accounted for the transaction using the acquisition method in accordance with ASC Topic 805, Business Combinations ("ASC Topic 805"). The preliminary allocation of the purchase price was based on estimates of the fair value of assets acquired and liabilities assumed as of April 6, 2021, and income tax balances remain subject to possible adjustment as additional information is obtained. The Company may further revise the preliminary allocation of the purchase price during the remainder of the measurement period, which will not exceed twelve months from the closing of the Itasa Acquisition, and such revisions may be material.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The following table summarizes the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed as of April 6, 2021.

As of April 6, 2021
Assets Acquired
Cash and cash equivalents	$34.0
Accounts receivable	20.7
Inventories	24.6
Prepaid and other current assets	2.1
Property, plant and equipment	19.8
Finance lease right-of-use assets	22.1
Operating lease right-of-use assets	0.1
Non-amortizable intangible assets	4.1
Amortizable intangible assets	100.5
Other assets	0.3
Goodwill	119.6
Total assets acquired	347.9

Liabilities Assumed
Accounts payable	22.3
Accrued expenses	6.5
Long-term debt	26.4
Lease liabilities - finance	22.1
Lease liabilities - operating	0.1
Deferred income taxes	27.6
Other noncurrent obligations	0.3
Total liabilities assumed	105.3

Net assets acquired	$242.6

The Company estimated the preliminary fair value of the assets and liabilities acquired in accordance with ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820"). The preliminary fair value of amortizable and non-amortizable intangible assets was estimated by applying a royalty rate to projected revenue, net of tax impacts and adjusted for present value considerations. The Company estimated the preliminary fair value of acquired property, plant and equipment using a combination of cost and market approaches. In general, the preliminary fair value of other acquired assets and liabilities was estimated using the cost basis of Itasa. There were no material changes to the preliminary purchase price allocation during the nine months ended December 31, 2021.
The excess of the purchase price over the estimated fair value of the tangible net assets and identifiable intangible assets acquired was recorded as goodwill. The factors contributing to the amount of goodwill recognized are based on several strategic and synergistic benefits that are expected to be realized from the Itasa Acquisition. These benefits include entry into profitable new markets for silicone release liners with new capabilities and recognized brands and synergies from combining the business with Neenah's existing infrastructure. None of the goodwill recognized as part of the Itasa Acquisition will be deductible for income tax purposes. All of the acquired goodwill was allocated to the Technical Products segment.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

For the year ended December 31, 2021, the Company recorded net sales of $106.9 million and operating income of $3.7 million from the acquired business. Such results included $5.4 million of one-time costs including the step-up in inventory to fair value on the date of acquisition for year ended December 31, 2021.
The following selected unaudited pro forma consolidated statement of operations data for the year ended December 31, 2021 and 2020, was prepared as though the Itasa Acquisition had occurred as of the beginning of 2020. The information does not reflect events that occurred after April 6, 2021 or any operating efficiencies or inefficiencies that may result from the Itasa Acquisition. The pro forma information below includes $18.2 million of non-recurring costs directly attributable to the Itasa Acquisition. Therefore, the information is not necessarily indicative of results that would have been achieved had the businesses been combined during the period presented or the results that the Company will experience going forward.

	For the Year Ended December 31,
	2021	2020
Net Sales	$1,061.1	$908.1
Operating Income (Loss)	16.8	(24.5)
Net Income (Loss)	(4.7)	(34.5)
Earnings (Loss) Per Common Share:
Basic	$(0.29)	$(2.07)
Diluted	$(0.29)	$(2.07)

During the years ended December 31, 2021 and 2020, the Company incurred $0.2 million and $1.5 million, respectively, of due diligence and transaction costs of potential acquisitions that were not consummated. No such costs were incurred during the year ended December 31, 2019.

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
The Company tested goodwill for impairment as of November 30, 2021 under ASC Topic 350, Intangibles — Goodwill and Other ("ASC Topic 350"). The Company elected the option under ASC Topic 350 to perform a qualitative assessment of the Company's reporting units to determine whether further impairment testing was necessary. In this qualitative assessment, the Company considered the following items for each of the reporting units: macroeconomic conditions, industry and market conditions, overall financial performance and other entity specific events. In addition, for each of these reporting units, the most recent fair value determination resulted in an amount that exceeded the carrying amount of the reporting units. Based on these assessments, the Company determined that the likelihood that a current fair value determination would be less than the current carrying amount of the reporting units is not more likely than not. There was no impairment in the carrying value of goodwill for the years ended December 31, 2021, 2020 and 2019.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The following table presents the carrying value of goodwill by business segment and changes in the carrying value of goodwill.

	Technical Products			Fine Paper and Packaging
	Gross Amount	Accumulated Impairment Losses		Gross Amount	Accumulated Impairment Losses
			Net			Net	Total
Balance at December 31, 2019	$123.4	$(46.5)	$76.9	$6.2	$—	$6.2	$83.1
Foreign currency translation	8.6	(4.3)	4.3	—	—	—	4.3
Balance at December 31, 2020	132.0	(50.8)	81.2	6.2	—	6.2	87.4
Business acquisition (See Note 4)	119.6	—	119.6	—	—	—	119.6
Adjustment	(0.8)	—	(0.8)	—	—	—	(0.8)
Foreign currency translation	(11.4)	3.8	(7.6)	—	—	—	(7.6)
Balance at December 31, 2021	$239.4	$(47.0)	$192.4	$6.2	$—	$6.2	$198.6

Intangible Assets
As of December 31, 2021, the Company had net identifiable intangible assets of $154.6 million. All such intangible assets were acquired in the acquisitions of Itasa, Crane Technical Materials, FiberMark, Neenah Coldenhove, Neenah Germany, Fox River and the acquisition of the Wausau and Southworth brands. The following table details amounts related to those assets.

	December 31, 2021		December 31, 2020
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets
Customer based intangibles	$118.0	$(15.9)	$39.6	$(24.0)
Trade names and trademarks	3.3	(1.4)	5.2	(3.1)
Acquired technology	17.7	(7.5)	17.3	(9.3)
Total amortizable intangible assets	139.0	(24.8)	62.1	(36.4)
Indefinite life trade names, net of cumulative impairment losses of $1.3 million as of December 31, 2021	40.4	—	36.9	—
Total	$179.4	$(24.8)	$99.0	$(36.4)

As of December 31, 2021, $128.8 million and $25.8 million of such intangible assets are reported within the Technical Products and Fine Paper and Packaging segments, respectively. See Note 14, "Business Segment and Geographic Information."
Intangible assets with finite useful lives are amortized on a straight-line basis over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment. Intangible assets consist primarily of customer relationships, trade names and acquired intellectual property. Such intangible assets are amortized using the straight-line method over estimated useful lives of between 7 and 15 years. Certain trade names are estimated to have indefinite useful lives and as such are not amortized. Intangible assets with indefinite lives are reviewed for impairment at least annually. During the second quarter of 2020, the Company recorded an impairment loss for its indefinite-lived intangible assets (brand names) of $0.9 million and $0.4 million in the Fine Paper and Packaging and Technical Products segments, respectively, due to the adverse impacts of the pandemic. See Note 13,

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

"Assets Held For Sale and Impairment and Asset Restructuring Costs." There was no impairment in the carrying value of intangible assets with indefinite lives for the years ended December 31, 2021 and 2019.
During 2021, as part of the Itasa Acquisition, intangible assets of $104.6 million were added (See Note 4, "Business Acquisition"). In addition, fully amortized intangible assets of $16.0 million were written off. Aggregate amortization expense of acquired intangible assets for the years ended December 31, 2021, 2020 and 2019 was $8.8 million, $3.7 million and $3.9 million, respectively and was reported in selling, general and administrative expenses on the consolidated statements of operations. Estimated amortization expense for the years ended December 31, 2022, 2023, 2024, 2025 and 2026 is $9.4 million, $9.2 million, $9.2 million, $9.2 million and $9.2 million, respectively.

Note 6. Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Income tax expense (benefit) represented (16.2) percent, (15.5) percent and 16.7 percent of income (loss) before income taxes for the years ended December 31, 2021, 2020 and 2019, respectively. The Company's effective income tax rate can be affected by many factors, including but not limited to, changes in the mix of earnings in taxing jurisdictions with differing statutory rates, the impact of research and development tax credits ("R&D Credits"), changes in tax laws and changes in corporate structure as a result of business acquisitions and dispositions. The 2021 and 2020 effective income tax rates were significantly impacted by $83.8 million and $70.5 million, respectively, of unusual costs for asset impairment and restructuring costs, losses from pension and SERP settlements, acquisition-related costs and losses on debt extinguishments, which resulted in pre-tax book losses. As a result of the impacts of COVID-19 and other factors, in 2021 and 2020, the Company evaluated its ability to utilize deferred tax assets, including research and development and other tax credits and net operating losses ("NOLs"), before they expire and recorded an increase to the valuation allowance against state tax credits and NOLs of $2.4 million and $4.7 million, respectively. Also, in 2021, upon the permanent closure of the Appleton facility and termination of an intercompany royalty agreement, the Company wrote-off a deferred tax asset of $2.9 million which was no longer recoverable through future tax deductions.
In March 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The CARES Act included various income and payroll tax provisions designed to stimulate the economy and provide relief to businesses. Among its benefits was the ability to enhance the value of NOLs by allowing the carryback of NOLs to tax years in which the U.S. federal statutory income tax rate was 35 percent. In 2020, the Company recorded an estimated income tax benefit of $0.9 million and a corresponding tax receivable for $8.0 million for the tax refund. In 2021, when the federal tax return was filed, an additional income tax benefit of $1.4 million was recorded and the corresponding tax refund receivable was increased to $9.1 million. In 2020, the Company also elected the option to delay payment of $4.4 million of 2020 payroll taxes. One-half was paid on December 31, 2021 and the remainder will be paid on December 31, 2022. Also, in 2020 the Company utilized the payroll tax provisions of the Employee Retention Credit of the CARES Act to partially offset qualified wages and benefits of employees impacted by COVID-19 travel and other restrictions. Similar COVID-19 relief legislation was also enacted in Germany, the Netherlands and the U.K. aimed at providing subsidies for employee retention and deferral of tax payments.
The following table presents the principal reasons for the difference between the Company's effective income tax rate and the U.S. federal statutory income tax rate:

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

	Year Ended December 31,
	2021	2021	2020	2020	2019	2019
U.S. federal statutory income tax rate	(21.0)%	$(6.2)	(21.0)%	$(3.9)	21.0%	$14.0
U.S. state income taxes, net of federal income tax benefit	(10.1)%	(3.0)	(10.2)%	(1.9)	1.4%	0.9
Foreign tax rate differences (a)	9.8%	2.9	15.0%	2.8	3.6%	2.4
Foreign financing structure (b)	(4.7)%	(1.4)	(11.2)%	(2.1)	(3.0)%	(2.0)
U.S. tax on foreign earnings (c)	2.4%	0.7	4.3%	0.8	0.9%	0.6
Research and development and other tax credits	(11.8)%	(3.5)	(15.5)%	(2.9)	(6.2)%	(4.1)
Benefit of CARES Act NOL carryback (d)	(4.7)%	(1.4)	(4.8)%	(0.9)	—%	—
Write-off of deferred tax asset for Appleton IP transfer (e)	9.8%	2.9	—%	—	—%	—
Change in valuation allowances (f)	8.1%	2.4	25.2%	4.7	0.2%	0.1
Change in reserves for uncertain tax positions	1.0%	0.3	(3.7)%	(0.7)	(1.9)%	(1.3)
Change in statutory tax rates (g)	2.0%	0.6	—%	—	—%	—
Excess tax benefits from stock compensation	—%	—	1.1%	0.2	(0.2)%	(0.1)
Other differences, net	3.0%	0.9	5.3%	1.0	0.9%	0.6
Effective income tax rate	(16.2)%	$(4.8)	(15.5)%	$(2.9)	16.7%	$11.1
_______________________

(a)Represents the impact on the Company's effective tax rate due to the mix of earnings among taxing jurisdictions with differing statutory rates. In each year, the U.S. federal tax rate is lower than the tax rate in Germany and the Netherlands, and in 2021 was lower than Spain and Mexico.
(b)Represents the impact on the Company's effective tax rate of the Company's financing strategies.
(c)Includes federal global intangible low-taxed income ("GILTI") impacts and state taxation of foreign earnings and profits ("E&P").
(d)Represents the net benefit of the CARES Act provision to allow for the carryback of the NOL generated in 2020 to the 2015 and 2016 tax years. The estimated tax benefit recorded in 2020 of $0.9 million included a $5.0 million benefit from the tax rate differential and other factors, offset by a $3.0 million impact from provisions of GILTI and a $1.1 million increase in the reserve for uncertain income tax positions for restored R&D Credits. In 2021 when the 2020 tax return was filed, an additional tax benefit of $1.4 million was recorded which included a $1.0 million reduction to the provisions of GILTI and a $0.5 million reduction in the benefit from the tax rate differential and other factors, offset by a $0.1 million increase in the reserve for uncertain income tax positions for restored R&D Credits.
(e)In conjunction with the closure of the Appleton facility (see Note 13), the deferred tax asset associated with the future tax benefits from payments to a German subsidiary was written-off, since the royalty agreement for the transfer of intellectual property was terminated and no future payments will occur.
(f)In 2021 and 2020, as a result of the impacts of COVID-19 and other factors, the Company evaluated its ability to utilize certain deferred tax assets, including research and development and other tax credits and NOLs, before they expire. The Company recorded in 2021 and 2020 a $2.4 million and $4.7 million, respectively, increase to the valuation allowance against state tax credits and NOLs, the majority of which related to adjustments to the beginning of year valuation allowance for changes in judgment about the realizability of these deferred tax assets in future years.
(g)Represents the increase in the net deferred income tax liability from an increase in the statutory income tax rates in the U.K. and the Netherlands.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The following table presents the U.S. and foreign components of income before income taxes:

	Year Ended December 31,
	2021	2020	2019
Income (loss) before income taxes:
U.S.	$(71.6)	$(55.6)	$30.1
Foreign	41.9	36.9	36.4
Total	$(29.7)	$(18.7)	$66.5

The following table presents the components of the provision (benefit) for income taxes:

	Year Ended December 31,
	2021	2020	2019
Provision (benefit) for income taxes:
Current:
Federal	$(0.6)	$(8.1)	$0.3
State	(0.1)	0.3	(0.2)
Foreign	11.9	9.8	7.6
Total current income tax provision	11.2	2.0	7.7
Deferred:
Federal	(14.9)	(6.5)	3.0
State	(0.3)	2.5	0.8
Foreign	(0.8)	(0.9)	(0.4)
Total deferred income tax provision	(16.0)	(4.9)	3.4
Total provision (benefit) for income taxes	$(4.8)	$(2.9)	$11.1

The Company has elected to treat its Canadian subsidiary as a branch for U.S. income tax purpose. Therefore, its pre-tax loss, arising primarily from employee benefit plan costs, is included in determining U.S. federal and state income taxes.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The asset and liability approach is used to recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The presentation below reflects net deferred income tax assets of U.S. federal and state jurisdictions and the net deferred income tax liabilities related to operations of Germany, the Netherlands, Spain, Mexico and the U.K. The components of deferred income tax assets and liabilities, net of reserves for uncertain tax positions and valuation allowances, are as follows:

	December 31,
	2021	2020
Deferred income tax assets (liabilities)
Research and development tax credits	$28.3	$27.5
Employee benefits	8.9	15.6
Capitalized research and development costs and disallowed interest	7.5	—
Lease liabilities	4.1	4.6
Net operating losses and other tax credits	2.7	3.7
Accrued liabilities	2.0	1.4
Inventories (a)	(1.3)	—
Lease right-of-use assets	(3.7)	(4.3)
Intangibles	(7.6)	(4.7)
Property, plant and equipment (a)	(16.5)	(26.7)
Other	0.7	1.2
Net deferred income tax assets	$25.1	$18.3

Deferred income tax assets (liabilities)
Intangibles	$(27.1)	$(3.0)
Property, plant and equipment	(17.9)	(16.8)
Lease right-of-use assets	(5.5)	(0.9)
Inventories	(1.9)	(0.8)
Net operating losses	—	0.2
Accrued liabilities	0.5	—
Lease liabilities	5.5	0.9
Employee benefits	8.5	9.5
Other	(0.3)	(1.4)
Net deferred income tax liabilities	$(38.2)	$(12.3)
_______________________
(a)As of December 31, 2021, included within property, plant and equipment and inventories was a deferred tax liability resulting from tax accounting method changes of $(1.8) million and $(0.3) million, respectively. As of December 31, 2020, included within property, plant and equipment and inventories was a deferred tax liability resulting from tax accounting method changes of $(3.5) million and $(0.6) million, respectively.

As of December 31, 2021, the Company had $30.8 million of U.S. federal and $7.7 million of U.S. state R&D Credits which, if not used, will expire between 2029 and 2041 for the U.S. federal R&D Credits and between 2022 and 2036 for the state R&D Credits. As of December 31, 2021, the Company had $69.9 million of state NOLs which may be used to offset state taxable income. The NOLs are reflected in the consolidated financial statements as a deferred income tax asset

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

of $4.2 million. If not used, substantially all of the NOLs will expire in various amounts between 2022 and 2041. The Company had pre-acquisition and recognized built-in loss carryovers of $5.9 million, reflected as a deferred income tax asset of $1.2 million.
As of December 31, 2021 and 2020, the Company had $52.1 million and $66.5 million, respectively, of undistributed earnings (net of foreign taxes) of foreign subsidiaries. Except for immaterial foreign currency exchange considerations, the Company will be able to repatriate these foreign earnings without U.S. federal taxation due to previously taxed income under the GILTI provisions.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. The Company is no longer subject to U.S. federal examination for years before 2018, to state and local examinations for years before 2017 and to non-U.S. income tax examinations for years before 2015. The following is a tabular reconciliation of the total amounts of uncertain tax positions as of and for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Balance at January 1,	$8.0	$7.8	$10.1
Increases in prior period tax positions	0.1	1.1	0.7
Decreases in prior period tax positions	—	(0.2)	(1.2)
Increases in current period tax positions	0.5	0.6	0.6
Decreases due to lapse of statutes of limitations	(0.4)	(1.3)	(1.5)
Increases from business acquisitions	0.3	—	—
Decreases due to settlements with tax authorities	—	—	(0.9)
Balance at December 31,	$8.5	$8.0	$7.8

The $8.5 million of reserves for uncertain tax positions as of December 31, 2021 were reflected on the consolidated balance sheet as follows: $7.9 million netted against deferred income tax assets and $0.6 million in other noncurrent obligations. The $8.0 million of reserves for uncertain tax positions as of December 31, 2020 were reflected on the consolidated balance sheet as follows: $7.7 million netted against deferred income tax assets and $0.3 million in other noncurrent obligations.
If recognized, $6.8 million of the benefit for uncertain tax positions at December 31, 2021 would favorably affect the Company's effective tax rate in future periods. The Company files income tax returns and is subject to examination by various taxing jurisdictions. The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) it is determined whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position, and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
The Company does not expect that facts and circumstances such as the expiration of statutes of limitations or the settlement of audits in the next twelve months will result in liabilities for uncertain income tax positions that are materially different than the amounts that were accrued as of December 31, 2021.
The Company recognizes accrued interest and penalties related to uncertain income tax positions in the Provision for income taxes on the consolidated statements of operations. As of December 31, 2021 and 2020, the Company had less than $0.1 million and $0.1 million, respectively, accrued for interest and penalties related to uncertain income tax positions.
As of December 31, 2021 and 2020, the Company had $5.3 million and $5.3 million of foreign tax credits, all of which the Company believes will expire unutilized. Therefore, as of December 31, 2021 and 2020, the Company recorded a full valuation allowance equal to the amount of this deferred income tax asset. As of December 31, 2021 and 2020, the

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Company also had a valuation allowance of $9.1 million and $6.4 million, respectively, against the gross value of its state tax credits and NOLs. Including the federal benefit of state taxes, the net valuation allowance reflected on the consolidated balance sheets was $7.2 million and $5.1 million as of December 31, 2021 and 2020, respectively. In determining the need for a valuation allowance, the Company considers many factors, including specific taxing jurisdictions, sources of taxable income, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance is recognized if, based on the weight of available evidence, the Company concludes that it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

Note 7. Debt
Long-term debt consisted of the following:

	December 31,
	2021	2020
Term Loan B Credit Facility (variable rates) due April 2028	$447.8	$—
Term Loan B Credit Facility (variable rates) extinguished April 2021	—	199.0
Global Revolving Credit Facility (variable rates) due December 2023	0.9	—
Second German Loan Agreement (2.45% fixed rate) due in quarterly installments ending September 2022	1.0	2.4
Third German Loan Agreement (1.45% fixed rate) due in quarterly installments ending September 2022	0.9	2.6
Deferred financing costs	(9.3)	(9.6)
Total Debt	441.3	194.4
Less: Debt payable within one year	6.4	4.9
Long-term debt	$434.9	$189.5

Term Loan B Credit Facility
On June 30, 2020, the Company entered into a Term Loan Credit Agreement (the “2020 Term Loan Credit Agreement”) by and among the Company, as borrower, certain of its domestic subsidiaries, as guarantors (the “Guarantors”, and together with the Company, the “2020 Term Loan Parties”), a syndicate of banks, financial institutions and other entities as lenders, and JPMorgan Chase Bank, N.A., as administrative agent for the lender group. The 2020 Term Loan Credit Agreement provided a seven-year Term Loan B credit facility (the "2020 Term B Facility") in the initial principal amount of $200 million (the "2020 Term Loan B"). Proceeds of the 2020 Term Loan B were used to redeem in full the Company’s 5.25% Senior Notes due 2021, repay borrowings under the Company’s senior secured revolving credit facility, pay fees and expenses of the transaction and for general corporate purposes.
On April 6, 2021, in connection with the Itasa Acquisition, the Company entered into an Amendment and Restatement Agreement (the "Term Loan Credit Agreement") which provides a seven-year term loan B facility (the "Term B Facility") in the initial principal amount of $450 million (the "Term Loan B"), which replaced the 2020 Term Loan B. The Term Loan B is repayable in equal quarterly installments, commencing on September 30, 2021, in an aggregate annual amount equal to 1% of the original principal amount of Term Loan B (subject to certain reductions in connection with debt repayments and debt buybacks). The entire unpaid principal balance of the Term Loan B will be due and payable at maturity on April 6, 2028. Cash proceeds of borrowings on the closing date under the Term Loan B were used by the Company to pay cash consideration for the Itasa Acquisition, including the repayment of certain existing debt of Itasa, and to pay fees and expenses in connection with the Itasa Acquisition, the Term Loan B and the contemporaneous amendment of the Global Revolving Credit Facility to permit the Itasa Acquisition. The Company recognized a $7.2 million loss on debt extinguishment in connection with the transaction.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Under the terms of the Term Loan Credit Agreement, and subject to certain conditions and adjustments, the Company may from time to time solicit the Term Loan B Lenders or new lenders to provide incremental term loan financings under the Term B Facility up to $150 million in the aggregate.
The obligations under the Term Loan Credit Agreement are jointly and severally guaranteed by the Company, as borrower, and certain of its domestic subsidiaries, as guarantors (the "Guarantors", and together with the Company, the "Term Loan Parties") and are secured by all or substantially all of the assets of the Term Loan Parties, including (i) a first-priority security interest in substantially all of the tangible and intangible non-current assets of the Term Loan Parties (collectively, the “TLB Priority Collateral”), and (ii) a second-priority security interest in substantially all of the current assets of the Term Loan Parties comprising priority collateral of the lenders under the Global Revolving Credit Facility described below (the “ABL Priority Collateral”).
Under the terms of the Term Loan Credit Agreement, borrowings under the Term B Facility will bear interest, as selected by the Company, at a per annum rate equal to either (a) the reserve-adjusted LIBOR rate for interest periods of one or three months, plus an applicable rate of 3.0% per annum, or (b) the Alternate Base Rate (as defined in the Term B Credit Agreement), plus an applicable rate of 2.0% per annum. The Alternate Base Rate is subject to a “floor” of 1.5%, and the adjusted LIBOR rate is subject to a “floor” of 0.5%. As of December 31, 2021, the weighted-average interest rate on outstanding Term Loan borrowings was 3.5% per annum. The Term Loan Credit Agreement includes customary LIBOR replacement language, including, but not limited to, the use of rates based on the secured overnight financing rate (“SOFR”) recommended by the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, as a replacement rate for LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. Treasury repo market, and is administered by the Federal Reserve Bank of New York.
In addition to mandatory prepayments with net cash proceeds of certain debt issuances and certain asset dispositions, the Company is required to make mandatory prepayments of the Term Loan B from excess cash flow (as defined in the Term B Credit Agreement), commencing with the fiscal year ending December 31, 2021, based on certain secured leverage ratio levels, among other requirements, as per below:

Secured leverage ratio levels	Mandatory prepayments
< 2.75	No prepayments required
2.75 - 3.25	25% of Excess Cash Flow
> 3.25	50% of Excess Cash Flow
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
Under the most restrictive terms of the Term Loan Credit Agreement, the Company is permitted to pay cash dividends and repurchase shares of Neenah's common stock in an aggregate amount not to exceed $8,750,000 per fiscal quarter. However, as long as the total leverage ratio calculated in accordance with the Term Loan Credit Agreement does not exceed 3.0 to 1.0, the Company can pay dividends or repurchase shares without limitation. In the event the total leverage ratio exceeds 3.0 to 1.0 but is less than or equal to 4.0 to 1.0, the Company may still pay dividends or repurchase shares of Neenah common stock in an aggregate amount in excess of $8,750,000 per fiscal quarter by utilizing certain "restricted payment baskets" described in the Term Loan Credit Agreement. As of December 31, 2021, the total leverage ratio was 3.7 to 1.0. In addition, Neenah would be permitted to pay cash dividends and repurchase shares of, Neenah common stock in excess of $8,750,000 per fiscal quarter if the aggregate amount of such payments, together with the amount of redemptions or prepayments of certain indebtedness, is less than or equal to the greater of (i) $125 million and (ii) 15% of consolidated tangible assets. As of December 31, 2021, none of these covenants restricted our ability to pay dividends on or repurchase shares of our common stock.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Amended and Restated Secured Global Revolving Credit Facility
On December 10, 2018, the Company amended and restated its existing credit facility by entering into the Fourth Amended and Restated Credit Agreement (the "Fourth Amended Credit Agreement", and as amended from time to time, the “Revolving Credit Agreement”) by and among the Company and certain of its domestic subsidiaries (the "Domestic Borrowers"), Neenah Services GmbH & Co. KG and certain of its German subsidiaries (the "German Borrowers," and together with the Domestic Borrowers, the "ABL Borrowers")), certain other subsidiaries as the "German Guarantors", the financial institutions signatory to the Fourth Amended Credit Agreement as lenders (the "Lenders"), and JPMorgan Chase Bank, N.A., as agent for the Lenders (the "ABL Administrative Agent").
The Revolving Credit Agreement provides for a $125 million secured revolving credit facility for the Domestic Borrowers (the "U.S. Revolving Credit Facility") and a $50 million secured, multicurrency revolving credit facility for the German Borrowers (the "German Revolving Credit Facility," and together with the U.S. Revolving Credit Facility, the "Global Revolving Credit Facility"). The Global Revolving Credit Facility, which matures on December 10, 2023, contains an accordion feature permitting one or more increases in the Global Revolving Credit Facility in an aggregate principal amount not exceeding $125 million, such that the aggregate commitments under the Global Revolving Credit Facility do not exceed $300 million. In addition, the Domestic Borrowers may request letters of credit under the U.S. Revolving Credit Facility in an aggregate face amount not to exceed $20 million outstanding at any time, and the German Borrowers may request letters of credit under the German Revolving Credit Facility in an aggregate face amount not to exceed $5 million outstanding at any time.
On April 6, 2021, in connection with the Itasa Acquisition, the Company amended the Fourth Amended Credit Agreement by entering into a Fourth Amendment to Fourth Amended and Restated Credit Agreement (the "Fourth Amendment"). The Fourth Amendment, among other things, added provisions (a) specifically permitting the consummation of the Itasa Acquisition, (b) permitting the incurrence of the Term Loan B, and (c) permitting certain indebtedness, liens and other transactions to facilitate consummation of the Itasa Acquisition and the financing of working capital for Itasa.
On November 16, 2021, the Company further amended the Fourth Amended Credit Agreement by entering into a Fifth Amendment (the “Fifth Amendment”). The Fifth Amendment modified certain provisions of the Fourth Amended Credit Agreement to address the discontinuation of LIBOR published rates for Euro and Sterling denominated borrowings on December 31, 2021 and the planned discontinuation of LIBOR published rates for United States Dollar denominated borrowings after June 30, 2023. The Fifth Amendment provides customary LIBOR replacement language, including, among other things, (i) rules on determination of the replacement reference interest rates upon occurrence of specific events, (ii) the mechanics of how applicable interest rates will be determined in each case, (iii) the applicable fallback reference interest rates in case determination fails or rate ceases to be determinable. For loans not denominated in United States dollars, the Fifth Amendment provided that from the effective date of such amendment, (a) Euro-denominated loans under the Global Revolving Credit Facility would bear interest based on (1) the Euro short-term rate for German swingline borrowings, and (2) the Euro interbank offered rate for loans under the German Revolving Credit Facility other than swingline borrowings, for interest periods of one or three months, and (b) Sterling-denominated loans would bear interest based upon the Sterling overnight index average (“SONIA”). There were no Euro or Sterling-denominated loans outstanding under the Global Revolving Credit Facility as of December 31, 2021. For United States dollar-denominated loans under the Global Revolving Credit Facility, the LIBOR replacement language includes, without limitation, the use of rates based on SOFR as a replacement rate for LIBOR.
The consolidated statements of cash flows present borrowings and repayments under the Global Revolving Credit Facility and the predecessor revolving bank credit facility using a gross approach. This approach presents not only discrete borrowings for transactions such as a business acquisition, but also reflects all borrowings and repayments that occur as part of daily management of cash receipts and disbursements. For the years ended December 31, 2021, 2020, and 2019 all of the borrowings related to daily cash management.
The right of the Domestic Borrowers to borrow and obtain letters of credit under the U.S. Revolving Credit Facility is subject to, among other things, the borrowing base of the Domestic Borrowers on a consolidated basis (the "Domestic Borrowing Base"). The right of the German Borrowers to borrow and obtain letters of credit under the German Revolving Credit Facility is similarly subject to a borrowing base requirement (the "German Borrowing Base"). The German Borrowing Base is initially determined on a combined basis for all German Borrowers. Under certain circumstances

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

(including the occurrence of an event of default resulting from an act or omission of any German Borrower or German Guarantor), the ABL Administrative Agent may require the German Borrowing Base to be determined separately for each of the German Borrowers. At its option the Company may, from time to time, allocate a portion of the Domestic Borrowing Base to the German Borrowing Base (resulting in a corresponding reduction of the Domestic Borrowing Base); however, the principal amount of borrowings and the outstanding letter of credit exposure under the German Revolving Credit Facility may not at any time exceed the German Revolving Credit Facility commitment amount then in effect.
The guarantees of the German Guarantors are limited solely to the German Revolving Credit Facility obligations. Under the terms of the Revolving Credit Agreement and related loan documentation, neither the German Borrowers nor the German Guarantors (collectively, the "German Loan Parties") will be liable for any obligations relating to the U.S. Revolving Credit Facility. The Global Revolving Credit Facility is secured by liens on all or substantially all of the assets of the Domestic Borrowers, including (i) a first-priority security interest in substantially all of their ABL Priority Collateral, and (ii) a second-priority security interest in their TLB Priority Collateral. The German Revolving Credit Facility is secured by liens on all or substantially all of the assets of the German Borrowers and certain assets of the German Guarantors. Any liens granted by the German Loan Parties secure only the German Revolving Credit Facility obligations.
Terms, Covenants and Events of Default. In general, borrowings under the Global Revolving Credit Facility will bear interest at the published benchmark rate for the denominated currency of the applicable borrowing (the "Benchmark Rate") (which cannot be less than zero) plus an applicable margin ranging from 1.25% to 1.75%, depending on the amount of availability under the Global Revolving Credit Agreement. The Benchmark Rate for United States dollar-denominated borrowings is currently reserve-adjusted LIBOR for the relevant interest period.
In addition, the Company may elect an alternate borrowing rate ("ABR") for United States dollar-denominated borrowings under the Global Revolving Credit Facility. ABR borrowings under the Global Revolving Credit Facility will bear interest at the highest interest rate shown in the following table:

Applicable Margin (a)
	U.S. Revolving Credit Facility	German Revolving Credit Facility
Prime rate	0% to 0.25%	Not applicable
Federal funds rate +0.50%	0% to 0.25%	Not applicable
Monthly Benchmark Rate (which cannot be less than zero) +1.00%	0% to 0.25%	Not applicable
Overnight Benchmark (which cannot be less than zero)	Not applicable	1.25%-1.75%
_______________________
(a) The applicable margin within the ranges above depends on the amount of availability under the Global Revolving Credit Agreement.

The Company is also required to pay a monthly commitment fee on the unused amounts available under the Global Revolving Credit Facility at a per annum rate of 0.25%.
If specified excess availability (i.e., aggregate availability, plus any excess of the aggregate borrowing base over the aggregate commitments under the Global Revolving Credit Facility as then in effect, subject to certain limitations) under the Global Revolving Credit Facility is less than the applicable threshold set forth in the Revolving Credit Agreement, the Company is required to comply with a fixed charge coverage ratio (as defined in the Revolving Credit Agreement), which is tested quarterly. As of December 31, 2021, specified excess availability under the Global Revolving Credit Facility exceeded the minimum required amount, and the Company was not required to comply with such fixed charge coverage ratio.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The Revolving Credit Agreement contains representations and warranties, affirmative, reporting and negative covenants, events of default and other terms which the Company believes are ordinary and standard for agreements of this nature, with which the Company and its subsidiaries must comply during the term of the agreement. Among other things, such covenants restrict the ability of the Company and its subsidiaries to incur certain debt, incur or create certain liens, make specified restricted payments, authorize or issue capital stock, enter into transactions with their affiliates, consolidate, merge with or acquire another business, sell certain of their assets, or dissolve or wind-up.
Under the terms of the Revolving Credit Agreement, we are permitted to pay cash dividends on, and repurchase shares of, Neenah common stock without limitation, as long as the specified excess availability exceeds the applicable threshold provided under the Revolving Credit Agreement. If the specified excess availability is less than the applicable threshold, the Company is subject to certain restrictions on the amount of cash dividends we are permitted to declare and the amount of share repurchases Neenah is permitted to execute. As of December 31, 2021, the Company's availability exceeded the applicable threshold, so this restriction did not apply.
Availability under the Global Revolving Credit Facility varies over time depending on the value of the inventory and receivables of the respective ABL Borrowers and also (in the case of the German Revolving Credit Facility) various capital assets of the German Borrowers. As of December 31, 2021, the Company had $0.9 million in borrowings and $0.3 million in letters of credit outstanding under the Global Revolving Credit Facility and $146.1 million of available credit (based on exchanges rates at December 31, 2021). As of December 31, 2021 and 2020, the weighted-average interest rate on outstanding borrowings under the Global Revolving Credit Facility was 1.3% per annum.

Other Debt
In January 2013, Neenah Germany entered into a project financing agreement for the construction of a melt blown machine (the "Second German Loan Agreement"). The Second German Loan Agreement provided €9.0 million of construction financing which is secured by the melt blown machine. The loan matures in September 2022 and principal is repaid in equal quarterly installments. The interest rate on amounts outstanding is 2.45% and is payable quarterly. At December 31, 2021, €0.9 million ($1.0 million, based on exchange rates at December 31, 2021) was outstanding under the Second German Loan Agreement.
In May 2018, Neenah Germany entered into a project financing agreement for the construction of a regenerative thermal oxidizer ("RTO") (the "Third German Loan Agreement"). The purposes of the project were to increase the capacity of the existing saturators and ensure compliance with new European air emission standards. The Third German Loan Agreement provided €5.0 million of financing and is secured by the asset. The loan matures in September 2022 and principal is repaid in equal quarterly installments. The interest rate on amounts outstanding is 1.45% and is payable quarterly. At December 31, 2021, €0.8 million ($0.9 million, based on exchange rates at December 31, 2021) was outstanding under the Third German Loan Agreement.

Principal Payments
The following table presents the Company's required debt payments:

	2022	2023	2024	2025	2026	Thereafter	Total
Debt payments	$6.4	$5.4	$4.5	$4.5	$4.5	$425.3	$450.6

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Note 8. Pension and Other Post-employment Benefits
Pension Plans
Substantially all active employees of the Company's U.S. operations participate in defined benefit pension plans and/or defined contribution retirement plans. The Company also has defined benefit plans and/or alternative retirement plans for substantially all its employees in Germany, the U.K., and the Netherlands. In addition, the Company maintains a SERP which is a non-qualified defined benefit plan. The Company provides benefits under the SERP to the extent necessary to fulfill the intent of its defined benefit retirement plans without regard to the limitations set by the Internal Revenue Code on qualified defined benefit plans.
The Company's policy is to recognize settlement losses for deferred vested pension benefit payments regardless of whether the amount exceeded the sum of expected service cost and interest costs of the pension plan for the respective calendar year. During 2021, 2020, 2019, the Company recorded $17.1 million, $0.3 million and $0.1 million of settlement losses related to total pension trust fund payments of $68.8 million, $1.2 million, $0.5 million, respectively. In addition, a curtailment loss of $0.3 million was realized in 2021 in conjunction with permanent closure of the Appleton facility and a curtailment gain of $1.6 million was recorded in 2019, as discussed below.
During November 2021, to reduce pension risk of a U.S. pension plan, the Company liquidated trust assets to acquire a $64 million group insurance annuity for 1,400 retirees with relatively small monthly pension benefits. Recognition of a pro-rata share of the cumulative actuarial losses was triggered by this transaction, resulting in a $15.6 million settlement loss.
Historically, the Company contributed to the PACE Industry Union-Management Pension Fund (the “PIUMPF"), a multiemployer pension plan. Effective July 1, 2018, the Company and representatives of the United Steelworkers Union (the "USW") of the Lowville mill withdrew from the PIUMPF. In October 2019, the Company received a billing from PIUMPF of a withdrawal liability, which the Company challenged, but began making monthly payments totaling $0.1 million per year over 20 years. In December 2020, the Company reached a settlement with PIUMPF and paid $1.2 million related to the accumulated funding deficiency and recognized a settlement loss of such amount.
In 2018 and 2019, the Company separately reached agreements with its hourly employee unions in the Netherlands and select U.S. locations that closed new participation to its defined benefit plans. All new hourly employees at these locations will participate in new defined contribution plans. At the time of the agreements, current hourly employees (with the exception of select long-tenured hourly U.S. employees) had their benefit frozen at the current levels under the defined benefit plan and began participation in the new defined contribution plans. In 2019, the Company recognized a curtailment gain of $1.6 million due to these changes in the Netherlands.
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
During the year ended December 31, 2021 and 2020, the Company's funded status of its pension benefits improved $27.7 million and $8.8 million, respectively, from the prior year, due primarily to higher than expected investment returns and an increase in discount rates.
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

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Other Post-employment Benefit Plans
The Company maintains post-employment health care and life insurance benefit plans for certain active employees of the Company and former employees of the Canadian pulp operations. These plans are not funded, however as of December 31, 2021, Neenah Germany had investments of $2.5 million that were restricted for the payment of certain post-employment benefits, with $0.7 million and $1.8 million of such investments classified as Prepaid and other current assets and Other assets, respectively, on the consolidated balance sheet. The Canadian plans are generally noncontributory for employees who were eligible to retire on or before December 31, 1992 and contributory for most employees who became eligible to retire on or after January 1, 1993. The Company does not provide a subsidized benefit to non-union U.S. employees hired after 2003 or collectively bargained employees after 2005. The Company's obligations for post-employment benefits other than pensions are measured annually as of December 31.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The following table reconciles the benefit obligations, plan assets, funded status and net liability information of the Company's pension and other post-employment benefit plans:

	Pension Benefits		Post-employment Benefits Other than Pensions
	Year Ended December 31,
	2021	2020	2021	2020
Change in Benefit Obligation:
Benefit obligation at beginning of year	$531.5	$482.4	$39.8	$39.7
Service cost	3.9	4.6	1.0	1.0
Interest cost	12.5	14.1	0.6	1.0
Currency	(8.1)	9.7	(0.2)	0.3
Actuarial (gain) loss	(12.4)	44.6	—	2.5
Benefit payments from plans	(23.6)	(22.3)	(5.7)	(4.7)
Plan curtailment	(0.3)	—	(0.8)	—
Settlement payments	(68.8)	(1.6)	—	—
Other	—	—	—	—
Benefit obligation at end of year	$434.7	$531.5	$34.7	$39.8
Change in Plan Assets:
Fair value of plan assets at beginning of year	$464.4	$424.1	$—	$—
Actual gain (loss) on plan assets	22.0	51.9	—	—
Employer contributions	5.8	6.8	5.7	—
Currency	(4.5)	5.5	—	—
Benefit payments	(23.6)	(22.3)	(5.7)	—
Settlement payments	(68.8)	(1.6)	—	—
Other	—	—	—	—
Fair value of plan assets at end of year	$395.3	$464.4	$—	$—
Reconciliation of Funded Status
Fair value of plan assets	$395.3	$464.4	$—	$—
Projected benefit obligation	434.7	531.5	34.7	39.8
Net liability recognized in statement of financial position	$(39.4)	$(67.1)	$(34.7)	$(39.8)
Amounts Recognized in the Consolidated Balance Sheets Consist of
Noncurrent assets	$9.5	$—	$—	$—
Current liabilities	(1.5)	(5.1)	(5.5)	(6.0)
Noncurrent liabilities	(47.4)	(62.0)	(29.2)	(33.8)
Net amount recognized	$(39.4)	$(67.1)	$(34.7)	$(39.8)

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Amounts recognized in accumulated other comprehensive income (loss) consist of:

	Pension Benefits		Post-employment Benefits Other than Pensions
	December 31,
	2021	2020	2021	2020
Accumulated actuarial loss	$89.2	$126.8	$6.6	$8.8
Prior service cost	0.1	0.6	—	—
Total recognized in AOCI	$89.3	$127.4	$6.6	$8.8

Summary disaggregated information about the pension plans on an accumulated benefit obligation ("ABO") basis follows:

	December 31,
	Assets Exceed ABO		ABO Exceeds Assets		Total
	2021	2020	2021	2020	2021	2020
Projected benefit obligation	$323.4	$—	$111.3	$531.5	$434.7	$531.5
Accumulated benefit obligation	318.9	—	111.3	527.9	430.2	527.9
Fair value of plan assets	331.0	—	64.3	464.4	395.3	464.4

Summary disaggregated information about the pension plans on a projected benefit obligation ("PBO") basis follows:

	December 31,
	Assets Exceed PBO		PBO Exceeds Assets		Total
	2021	2020	2021	2020	2021	2020
Projected benefit obligation	$229.2	$—	$205.5	$531.5	$434.7	$531.5
Fair value of plan assets	238.7	—	156.6	464.4	395.3	464.4

Summary disaggregated information about post-employment benefits other than pensions follows:

	December 31,
	Assets Exceed PBO		PBO Exceeds Assets		Total
	2021	2020	2021	2020	2021	2020
Projected benefit obligation	$—	$—	$34.7	$39.8	$34.7	$39.8
Fair value of plan assets	—	—	—	—	—	—

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Components of Net Periodic Benefit Cost

	Pension Benefits			Post-employment Benefits Other than Pensions
	Year Ended December 31,
	2021	2020	2019	2021	2020	2019
Service cost	$3.9	$4.6	$5.0	$1.0	$1.0	$1.2
Interest cost	12.5	14.1	16.2	0.6	1.0	1.5
Expected return on plan assets (a)	(19.8)	(20.7)	(21.1)	—	—	—
Recognized net actuarial loss	4.5	5.4	4.9	1.4	0.9	0.9
Amortization of prior service cost (credit)	0.2	0.3	0.2	—	—	—
Curtailment loss (gain)	0.3	—	(1.6)	—	—	—
Settlement loss	17.1	0.3	0.1	—	—	—
Net periodic benefit cost	$18.7	$4.0	$3.7	$3.0	$2.9	$3.6
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

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)

	Pension Benefits			Post-employment Benefits Other than Pensions
	Year Ended December 31,
	2021	2020	2019	2021	2020	2019
Net periodic benefit expense	$18.7	$4.0	$3.7	$3.0	$2.9	$3.6
Accumulated actuarial gain (loss)	(37.6)	9.0	7.7	(2.2)	1.6	(1.5)
Prior service cost (credit)	(0.5)	(0.3)	0.2	—	—	—
Total recognized in other comprehensive income (loss)	(38.1)	8.7	7.9	(2.2)	1.6	(1.5)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(19.4)	$12.7	$11.6	$0.8	$4.5	$2.1

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31

	Pension Benefits		Post-employment Benefits Other than Pensions
	2021	2020	2021	2020
Discount rate	2.58%	2.28%	2.25%	1.67%
Rate of compensation increase	1.47%	1.54%	—%	—%
Initial healthcare cost trend rate	—%	—%	5.20%	5.25%
Ultimate healthcare cost trend rate	—%	—%	4.00%	4.00%
Ultimate year	—	—	2045	2045
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31

	Pension Benefits			Post-employment Benefits Other than Pensions
	Year Ended December 31,
	2021	2020	2019	2021	2020	2019
Discount rate	2.53%	2.98%	3.78%	1.67%	2.68%	3.84%
Expected long-term return on plan assets (a)	4.90%	5.42%	5.91%	—%	—%	—%
Rate of compensation increase	1.54%	2.05%	2.33%	2.50%	2.50%	2.50%
Initial healthcare cost trend rate	—%	—%	—%	5.25%	6.10%	6.50%
Ultimate healthcare cost trend rate	—%	—%	—%	4.00%	4.50%	4.50%
Ultimate year	—	—	—	2045	2037	2037
_______________________

(a)The expected long-term return on plan assets does not include the Neenah Coldenhove plan assets. The Neenah Coldenhove pension plan is funded through an insurance contract, and the expected return on plan assets is calculated based on the discount rate of the insured obligations.

Expected Long-Term Rate of Return and Investment Strategies
The expected long-term rate of return on pension fund assets held by the Company's pension trusts was determined based on several factors, including input from pension investment consultants and projected long-term returns of broad equity and bond indices. Also considered were the plans' historical compounded annual returns. It is anticipated that, on average, the managed pension plan assets will generate a return of 5 to 6 percent. The expected long-term rate of return on the assets in the plans was based on an asset allocation assumption of approximately 32 percent with equity managers, with expected long-term rates of return of approximately 7 to 9 percent, 10 percent with hedge funds/other, with expected long-term rates of return of approximately 4 to 6 percent, and 58 percent with fixed income managers, with an expected long-term rate of return of about 2 to 4 percent. The actual asset allocation is regularly reviewed and periodically rebalanced to the targeted allocation when considered appropriate.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Plan Assets
Pension plan asset allocations are as follows:

	Percentage of Plan Assets At December 31,
	2021	2020
Asset Category (a)
Equity securities	32%	36%
Hedge fund / Other	10%	8%
Debt securities / Fixed Income	57%	56%
Cash and money-market funds	1%	—%
Total	100%	100%
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
The weighted average target investment allocation and permissible allocation range for plan assets by category are as follows:

	Strategic Target	Permitted Range
Asset Category
Equity securities	32%	27%-37%
Hedge fund / Other	8%	3%-13%
Debt securities / Fixed Income	60%	55%-65%

As of December 31, 2021, no company or group of companies in a single industry represented more than 5 percent of plan assets.
The Company's investment assumptions are established by an investment committee composed of members of senior management and are validated periodically against actual investment returns. As of December 31, 2021, the Company's investment assumptions are as follows:
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
For the years ended December 31, 2021, 2020 and 2019, no plan assets were invested in the Company's securities.

Cash Flows
At December 31, 2021, the Company expects to make aggregate contributions to qualified and nonqualified defined benefit pension trusts and to pay pension benefits for unfunded pension and other post-employment benefit plans in 2022 of approximately $10 million (based on exchange rates at December 31, 2021).

Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Plans	Post-employment Benefits Other than Pensions
2022	$19.3	$5.4
2023	20.0	4.4
2024	20.7	4.1
2025	21.0	3.7
2026	21.3	3.3
Years 2026-2030	110.4	11.1

Defined Contribution Retirement Plans
Company contributions to defined contribution retirement plans are based on various factors for covered employees. Contributions to these plans, all of which were charged to expense, were $1.6 million in 2021, $1.8 million in 2020 and $2.0 million in 2019. In addition, the Company maintains a supplemental retirement contribution plan (the "SRCP") which is a non-qualified, unfunded defined contribution plan. The Company provides benefits under the SRCP to the extent necessary to fulfill the intent of its defined contribution retirement plans without regard to the limitations set by the Internal Revenue Code on qualified defined contribution plans. For the years ended December 31, 2021, 2020 and 2019, .the Company recognized expense related to the SRCP of $0.3 million, $0.4 million and $0.4 million, respectively. At December 31, 2021 and December 31, 2020, the unfunded obligation of the SRCP was $1.1 million and $2.0 million, respectively.

Investment Plans
The Company provides voluntary contribution investment plans (401(k) plans) to substantially all North American employees. Under the plans, the Company matches a portion of employee contributions. For the years ended December 31, 2021, 2020 and 2019, costs charged to expense for Company matching contributions under these plans were $5.3 million, $4.6 million and $4.7 million, respectively.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Note 9. Stock Compensation Plans
The Company established the 2004 Omnibus Stock and Incentive Plan (the "2004 Omnibus Plan") in December 2004 and reserved 3,500,000 shares of $0.01 par value common stock ("Common Stock") for issuance under the Omnibus Plan. Pursuant to the terms of the 2004 Omnibus Plan, the compensation committee of the Company's Board of Directors may grant various types of equity-based compensation awards, including incentive and nonqualified stock options, SARs, RSUs and PSUs, in addition to certain cash-based awards. All grants under the Omnibus Plan will be made at fair market value and no grant may be repriced. In general, the options expire 10 years from the date of grant and vest over a 3-year service period.
At the 2018 Annual Meeting of Stockholders, the Company's stockholders approved an amendment and restatement of the 2004 Omnibus Plan (as amended and restated the "2018 Omnibus Plan"). The amendment and restatement authorized the Company to reserve an additional 800,000 shares of Common Stock for future issuance. As of December 31, 2021, the Company had 588,903 shares of Common Stock reserved for future issuance under the 2018 Omnibus Plan. As of December 31, 2021, the number of shares available for future issuance was reduced by approximately 38,926 shares for outstanding SARs where the closing market price for the Company's common stock was greater than the exercise price of the SAR. The Company accounts for stock-based compensation pursuant to the fair value recognition provisions of ASC Topic 718, Compensation — Stock Compensation ("ASC Topic 718").

Valuation and Expense Information Under ASC Topic 718
Substantially all stock-based compensation expense has been recorded in Selling, general and administrative expenses on the consolidated statements of operations. The following table summarizes stock-based compensation costs and related income tax benefits.

	Year Ended December 31,
	2021	2020	2019
Stock-based compensation expense	$4.5	$4.2	$5.6
Income tax benefit	(1.1)	(1.1)	(1.4)
Stock-based compensation, net of income tax benefit	$3.4	$3.1	$4.2

The following table summarizes total compensation costs related to the Company's equity awards and amounts recognized in the year ended December 31, 2021:

PSUs and RSUs
Unrecognized compensation cost — December 31, 2020	$3.9
Grant date fair value current year grants	6.6
Shares forfeited	(0.2)
Compensation expense recognized	(4.5)
Unrecognized compensation cost — December 31, 2021	$5.8
Expected amortization period (in years)	1.8

Stock Options/SARs
Prior to 2020, Company granted nonqualified stock options to certain non-U.S. employees and SARs (collectively 'stock options') to certain U.S. employees. Upon exercise, the holder of a SAR receives common shares equal to the number of

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

SARs exercised multiplied by a fraction where the numerator is equal to the market price at the time of exercise minus the exercise price of the SAR and the denominator is equal to the market price at the time of exercise. The SARs can only be settled for shares of Common Stock and the Company does not receive any cash proceeds upon exercise.
There were no stock options awarded during the years ended December 31, 2021 and 2020. The following tables present information regarding stock options awarded during the year ended December 31, 2019.

2019
Stock options granted	1,272
Per share weighted-average exercise price	$66.59
Per share weighted-average grant date fair value	$10.32

The weighted-average grant date fair value for stock options granted for the year ended December 31, 2019 was estimated using the Black-Scholes option valuation model with the following assumptions:

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

The following table summarizes stock option activity under the Omnibus Plan for the year ended December 31, 2021:

	Number of Stock Options	Weighted-Average Exercise Price
Options outstanding — December 31, 2020	380,844	$70.99
Add: Options granted	—	—
Less: Options exercised	15,118	$27.28
Less: Options forfeited/cancelled	4,295	$75.59
Options outstanding — December 31, 2021	361,431	$72.76

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The status of outstanding and exercisable stock options as of December 31, 2021, summarized by exercise price follows:

	Options Vested or Expected to Vest				Options Exercisable

Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (a)	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (a)
$24.09 — $42.82	38,926	1.5	$36.61	$0.4	37,796	$36.42	$0.4
$48.19 — $72.29	109,894	3.8	$58.37	—	109,136	$58.31	—
$74.20 — $93.35	212,611	5.5	$86.82	—	212,611	$86.82	—
	361,431	4.5	$72.76	$0.4	359,543	$72.87	$0.4
_______________________

(a)Represents the total pre-tax intrinsic value as of December 31, 2021 that option holders would have received had they exercised their options as of such date. The pre-tax intrinsic value is based on the closing market price for the Company's common stock of $46.28 on December 31, 2021.

For the year ended December 31, 2021, the aggregate grant date fair value of options vested was $0.2 million. The aggregate pre-tax intrinsic value of stock options exercised for the years ended December 31, 2021, 2020 and 2019 was $0.4 million, $0.3 million and $1.2 million, respectively.
The following table summarizes the status of the Company's unvested stock options as of December 31, 2021 and activity for the year then ended:

	Number of Stock Options	Weighted-Average Grant Date Fair Value
Outstanding — December 31, 2020	18,193	$14.48
Add: Options granted	—	—
Less: Options vested	16,126	$14.96
Less: Options forfeited	179	$15.03
Outstanding — December 31, 2021	1,888	$10.32

PSUs/RSUs
For the year ended December 31, 2021, the Company granted target awards of 86,584 PSUs. The measurement period for the PSUs is January 1, 2021 through December 31, 2023. Common Stock equal to not more than 200 percent of the PSUs target will be awarded based on the Company’s return on invested capital, consolidated revenue growth, free cash flow and total return to shareholders relative to the companies in the Russell 2000® Value small cap index. The Company’s return on invested capital, consolidated revenue growth and free cash flow are adjusted for certain items as further described in the Performance Share Unit Award Agreement.
As of December 31, 2021, the PSU awards were sized at 100 percent of the PSU target value. The market price on the date of grant for the PSUs was $53.00 per share. At the end of the measurement period, the PSUs convert into shares of Common Stock, at the determined rate mentioned above. The Company is recognizing stock-based compensation expense pro-rata over the vesting term of the PSUs/RSUs. For further discussion on participating securities refer to Note 3, "Earnings Per Share."

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

For the year ended December 31, 2021, the Company awarded 11,174 RSUs to non-employee members of the Board of Directors and 44,178 RSUs to employees. The weighted-average grant date fair value of such awards was $53.21 per share and the awards vest one year from the date of grant for the Board of Directors grants and vest in equal amounts per year for three years on the grant date anniversary for the employee grants. During the vesting period, the holders of the RSUs are entitled to dividends, but the RSUs do not have voting rights and are forfeited in the event the holder is no longer an employee or member of the Board of Directors on the vesting date, as further described in the Restricted Stock Unit Award Agreement.
The following table summarizes the activity of the Company's unvested stock-based awards (other than stock options) for the years ended December 31, 2021, 2020 and 2019:

	RSUs	Weighted-Average Grant Date Fair Value	PSUs	Weighted-Average Grant Date Fair Value
Outstanding — December 31, 2018	53,460	$67.53	47,221	$93.21
Shares granted (a)	46,556	$67.04	49,730	$69.05
Shares vested	(63,595)	$72.91	—	—
Performance shares vested	10,354	$93.21	(25,833)	$93.21
Shares expired or cancelled	(2,113)	$69.35	(4,927)	$85.67
Outstanding — December 31, 2019	44,662	$65.23	66,191	$75.62
Shares granted (a)	100,418	$56.39	44,206	$63.07
Shares vested	(61,767)	$68.28	—	—
Performance shares vested	21,101	$69.22	(37,804)	$75.60
Shares expired or cancelled	(22,210)	$64.16	(18,545)	$83.30
Outstanding — December 31, 2020	82,204	$53.45	54,048	$62.73
Shares granted (a)	55,352	$53.21	86,584	$54.34
Shares vested	(63,490)	$54.14	(1,543)	$80.15
Shares expired or cancelled	(1,441)	$59.31	(12,968)	$47.52
Outstanding — December 31, 2021 (b)	72,625	$52.55	126,121	$58.32
_______________________

(a)For the years ended December 31, 2021, 2020 and 2019, includes 74 RSUs, 72 RSUs and 43 RSUs, respectively, that were granted in lieu of cash dividends. Such dividends-in-kind vest concurrently with the underlying RSUs.
(b)The aggregate pre-tax intrinsic value of outstanding RSUs as of December 31, 2021 was $3.4 million.

The aggregate pre-tax intrinsic value of PSUs and RSUs that vested for the years ended December 31, 2021, 2020 and 2019 was $3.2 million, $3.4 million and $4.2 million, respectively.

Excess Tax Benefits
Excess tax benefits represent the difference between the tax deduction the Company will receive on its tax return for compensation recognized by employees upon the vesting or exercise of stock-based awards and the tax benefit recognized for the grant date fair value of such awards. For the years ended December 31, 2021, 2020 and 2019, the Company recognized excess tax benefits (deficit) related to the exercise or vesting of stock-based awards of $(0.2) million, $(0.4) million and $0.1 million, respectively.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Note 10. Stockholders' Equity
Common Stock
The Company has authorized 100 million shares of Common Stock. Holders of the Company's Common Stock are entitled to one vote per share.
In November 2020, the Company's Board of Directors authorized a program, effective January 1, 2021, that would allow the Company to repurchase up to $25 million of its outstanding Common Stock (the "2021 Stock Purchase Plan"). Purchases by the Company under the 2021 Stock Purchase Plan would be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. The 2021 Stock Purchase Plan does not expire or require the Company to purchase any specific number of shares and may be suspended or discontinued at any time. The Stock Purchase Plan is expected to be funded using cash on hand or borrowings under the Company's bank credit facility. The Company also had $25 million repurchase programs in place during the preceding two years that expired in December 2020 (the “2020 Stock Purchase Plan”) and December 2019 (the “2019 Stock Purchase Plan”), respectively.
The following table shows shares purchased under the respective stock purchase plans:

	Year Ended December 31,
	2021		2020		2019
	Shares	$	Shares	$	Shares	$
2021 Stock Purchase Plan	103,785	$5.0
2020 Stock Purchase Plan			59,577	$3.6
2019 Stock Purchase Plan					79,676	$4.9

As of December 31, 2021, under the terms of the Fourth Amended and Restated Credit Agreement and the Term Loan B, the Company has limitations on its ability to repurchase shares of its Common Stock, as further discussed in Note 7, "Debt."
For the years ended December 31, 2021, 2020 and 2019, the Company acquired 19,273 shares, 22,064 shares and 17,774 shares of Common Stock, respectively, at a cost of $1.0 million, $1.2 million and $1.3 million, respectively, for shares surrendered by employees to pay taxes due on vested restricted stock awards and SARs exercised.

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

Other Comprehensive Income (Loss)
Comprehensive income (loss) includes, in addition to net income (loss), gains and losses recorded directly into stockholders' equity on the consolidated balance sheets. These gains and losses are referred to as other comprehensive income (loss) ("OCI") items. AOCI consists of foreign currency translation gains and (losses), adjustments related to pensions and other post-employment benefits. The Company does not provide income taxes for foreign currency translation adjustments related to indefinite investments in foreign subsidiaries.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The components of accumulated other comprehensive income (loss), net of applicable income taxes are as follows:

	December 31,
	2021	2020
Net loss from pension and other post-employment benefit liabilities, net of income tax benefits of $24.2 million and $34.2 million, respectively	$(71.7)	$(102.0)
Unrealized foreign currency translation losses, net of income tax benefit of $0.1 million and $(0.4), respectively	(25.2)	(1.7)
AOCI	$(96.9)	$(103.7)

The following table presents changes in accumulated other comprehensive income (loss):

	Year Ended December 31,
	2021			2020			2019
	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount
Unrealized foreign currency translation gains (losses)	$(24.0)	$0.5	$(23.5)	$18.0	$(0.7)	$17.3	$(3.5)	$—	$(3.5)
Adjustment to pension and other benefit liabilities	40.3	(10.0)	30.3	(10.3)	2.6	(7.7)	(6.4)	1.7	(4.7)
Other comprehensive income (loss)	$16.3	$(9.5)	$6.8	$7.7	$1.9	$9.6	$(9.9)	$1.7	$(8.2)

For the years ended December 31, 2021, 2020 and 2019, the Company reclassified $6.0 million, $6.6 million and $6.0 million, respectively, of costs from AOCI to Other expense (income), net on the consolidated statements of operations. For the years ended December 31, 2021, 2020 and 2019, the Company recognized an income tax benefit of $1.4 million, $1.7 million and $1.5 million, respectively, related to such reclassifications classified as Provision (benefit) for income taxes on the consolidated statements of operations.
For the year ended December 31, 2021, 2020 and 2019, the Company reclassified costs of $15.7 million, $0.3 million, and $1.3 million, respectively, from AOCI to the Pension and SERP settlement and curtailment losses (gains) on the consolidated statements of operations. For the years ended December 31, 2021, 2020 and 2019, the Company recognized an income tax benefit of $3.9 million, $0.1 million, and $0.3 million, respectively, related to such reclassifications classified as Provision (benefit) for income taxes on the consolidated statements of operations.

Note 11. Leases
Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) using the modified retrospective transition option. The Company also elected the package of transition provisions available for expired or existing contracts, which allowed us to carry forward the historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The most significant impact was the recognition of right-of-use ("ROU") assets of $16 million and lease liabilities of $17 million as of January 1, 2019. The adoption of this standard did not have a significant effect related to existing leases, and as a result, no cumulative-effect adjustment was needed. The Company also completed the implementation of new processes to assist in the ongoing lease data collection and analysis, and updated its accounting policies and internal controls in connection with the adoption of the new standard.
The Company has operating leases for corporate offices, warehouses and certain equipment, with remaining lease terms of up to nine years, some of which include options to extend the leases for up to five years. The Company determines if an arrangement is a lease at inception. Operating leases with terms greater than twelve months are included in "Lease Right-

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

of-Use Assets," "Lease liabilities payable within one year" and "Noncurrent Lease Liabilities" on the consolidated balance sheets.
As a result of the Itasa Acquisition, the Company has finance leases for facilities located in Mexico and Spain, with lease terms ranging from 16 to 20 years. As of December 31, 2021, the Company has finance leases in the amount of $21.2 million.
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
The components of lease expense were as follows:

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$4.4	$4.0	$3.1

Finance lease cost:
Amortization of ROU assets	$1.0	$—	$—
Interest on lease liabilities	0.7	—	—
Total finance lease cost	$1.7	$—	$—

Short-term lease cost	$1.6	$1.3	$1.5
Variable lease cost (a)	$1.4	$1.2	$2.1
_______________________

(a)The variable lease costs consist mainly of a warehouse lease where the cost is determined based on the square footage used each month.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4.3	$4.0	$3.1
Operating cash flows from finance leases	$0.7	$—	$—
Financing cash flows from finance leases	$0.7	$—	$—

ROU assets obtained in exchange for lease obligations:
Operating leases	$9.3	$9.3	$0.4
Finance leases	$1.0	$—	$—

As of December 31, 2021, the weighted average remaining lease term and weighted average discount rate for operating leases were 6.8 years and 4.5%, respectively. As of December 31, 2021, the weighted average remaining lease term and weighted average discount rate for finance leases were 18.67 years and 4.3% percent, respectively.
Maturities of lease liabilities were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2022	$4.1	$1.7
2023	3.6	1.7
2024	3.1	1.7
2025	2.6	1.6
2026	2.2	1.6
Thereafter	7.1	22.2
Total lease payments	22.7	30.5
Less: Imputed interest	3.5	9.3
Total lease liabilities	$19.2	$21.2

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

Employees and Labor Relations
As of December 31, 2021, the Company had approximately 2,493 regular full-time employees of whom 952 hourly and 523 salaried employees were located in the North America and 648 hourly and 370 salaried employees were located in Europe. Of the Company's U.S. hourly union employees 690 are represented by the USW. Certain employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the "IG BCE"). Under German law union membership is voluntary and does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement with the IG BCE cannot be determined. In Spain and Mexico, most of the employees are eligible to be represented by the local workers' unions: Confederacion Sindical de Comisiones Obreras ("CCOO") and Langile Abertzaalen Batzordeak ("LAB") in Spain; and Confederacion de Trabajadores del Estado de Queretaro ("CTM") in Mexico. Under local laws, union membership is voluntary and does not need to be disclosed to the Company. In Netherlands, most of the employees are eligible to be represented by the Christelijke Nationale Vakbond ("CNV") and the Federatie Nederlandse Vakvereniging ("FNV"). Under Netherlands law, union membership is voluntary and does not need to be disclosed to the Company. The collective bargaining arrangement with CNV and FNV will expire in April 2023. Hourly union employees at the Company's Bolton, England manufacturing facility are represented by Unite the Union ("UNITE"). As of December 31, 2021, 873 employees are covered under collective bargaining agreements that will expire in the next twelve months, not including the employees covered by the collective bargaining arrangements with the CNV and FNV.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

The following table shows the status of the Company's bargaining agreements as of December 31, 2021:

Contract Expiration Date	Location	Union	Number of Employees
November 2021 (b)	Lowville, NY	USW	84
December 2021 (b)	Andoain, Spain	CCOO, LAB	(a)
January 2022 (b)	Whiting, WI	USW	192
June 2022	Neenah, WI	USW	213
July 2022	Munising, MI	USW	201
September 2022	Weidach and Bruckmühl, Germany	IG BCE	(a)
(c)	Queretaro, Mexico	CTM	(a)
April 2023	Eerbeek, Netherlands	CNV, FNV	(a)
_______________________

(a)Under local laws, union membership is voluntary and does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement with the CCOO, LAB, IG BCE, CTM, and the CNV and FNV cannot be determined.
(b)The Company is currently in negotiations with the respective unions. Until new contracts are signed, the terms of the previous contracts still apply.
(c)Indefinite term contract with periodic revisions approximately every two years.

Purchase Commitments
The Company has certain minimum purchase commitments that extend beyond December 31, 2021. Commitments under these contracts are approximately $5.7 million, $3.8 million, $3.0 million, and $1.4 million for the years ended December 31, 2022, 2023, and 2024 respectively. Such purchase commitments for the year ended December 31, 2022 are primarily for utilities and information technology contracts. Although the Company is primarily liable for payments on the above-mentioned purchase commitments, management believes exposure to losses, if any, under these arrangements is not material.

Note 13. Assets Held For Sale and Impairment and Asset Restructuring Costs
Appleton Facility
In June 2020, the COVID-19 pandemic triggered the evaluation of the carrying values of long-lived assets in the Technical Products segment, with the largest impact resulting from changes in the duration of the ramp-up of net sales of the Appleton facility. As a result, the Company recorded a non-cash impairment loss of $51.0 million related to the long-lived assets of the Appleton facility. Due to the change in the forecast of net sales and profitability, the Company determined that indicators of impairment in the carrying value of the property, plant and equipment were present. Accordingly, based on the applicable accounting guidance, the Company tested the recoverability of those long-lived assets using undiscounted estimates of the future cash flows from the use of those assets. The recoverability tests indicated that the long-lived assets were impaired at June 30, 2020. As a result, the Company determined the fair value of the long-lived assets principally on a probability-weighting of the discounted cash flows expected under multiple operating scenarios, based in part on the Company's current and future evaluation of economic conditions, as well as current and future plans. The Company used a credit-adjusted risk-free rate of 9.5 percent based on the expected rate of return from the highest and best use of similar assets by a market participant. An impairment charge of $51.0 million was recorded in the Technical Products segment to reduce the carrying value of the assets to their indicated fair values. These fair value calculations were highly subjective

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

and required management to make assumptions and apply judgments to estimates regarding the timing and amount of future cash flows, probabilities related to various cash flow scenarios, and appropriate discount rates based on the perceived risks, among others. Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs.
On June 28, 2021, the Company's Board of Directors approved the permanent closure of the Appleton facility. The closure of the facility was substantially complete by the end of the third quarter. In connection with the closure, the Company reduced the carrying value of the facility's assets to an estimated salvage value of $10.5 million, which resulted in an additional non-cash impairment loss of $32.4 million. In addition, the Company recorded $4.9 million of other restructuring charges, including reserves for obsolete inventory, severance costs and environmental exposures. A curtailment loss of $0.5 million was also recognized on the pension obligations of the terminated workers and a settlement loss of $0.3 million was recorded for those workers who opted to take lump-sum distributions (see Note 8, "Pension and Other Post-employment Benefits"). Further, the Company incurred a charge of $2.9 million relating to the loss of certain deferred income tax benefits under a terminated intercompany royalty agreement (see Note 6, "Income Taxes").
During the third quarter of 2021, the Company initiated a process to market for sale the Appleton facility ("disposal group"). The contemplated disposal transaction does not constitute a strategic shift in the business that will have a major effect on operations of the Company. The disposal group was measured at the lower of carrying value and fair value (a Level 2 measurement, based on observable market inputs), less costs to sell. As of December 31, 2021, the disposal group of assets of $10.5 million (consisting of property, plant and equipment) was separately reported as Assets held for sale in the consolidated balance sheets. In addition, an estimated environmental liability of $0.5 million was reported separately as Liabilities of assets held for sale in the consolidated balance sheets as of December 31, 2021.

Other Impairments and Asset Restructuring Costs
The adverse impacts of COVID-19 led to additional actions in 2020 to consolidate the Company's operational footprint with the idling of a fine paper machine and other smaller assets, and reallocating their volume, optimizing and eliminating certain product brands and SKUs and restructuring parts of its workforce. As a result, the Company recorded accelerated depreciation of $2.6 million related to the idling of the manufacturing assets and $0.4 million of employee termination benefit costs.
In 2020, the Company also tested its indefinite-lived intangible assets (brand names) for impairment using the applicable accounting guidance and as a result recorded an impairment loss of $0.9 million and $0.4 million in the Fine Paper and Packaging and Technical Products segments, respectively. In addition, the Company fully impaired its $2.5 million joint venture investment of the Technical Products segment in India with AIM Filtertech.
In 2019, the Company recorded $4.7 million of accelerated depreciation and spare parts inventory reserves related to an idled paper machine in the Fine Paper and Packaging segment.
A summary of the Assets Held For Sale and Impairment and Asset Restructuring Costs incurred during the years ended December 31, 2021, 2020, and 2019 is as follows:

	For the Year Ended December 31,
	2021	2020	2019
Assets held for sale	$10.5	$—	$—

Impairment losses	$32.4	$54.8	$—
Restructuring charges from idled assets	4.3	2.6	4.7
Severance costs	0.6	0.4	—
Total	$37.3	$57.8	$4.7

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

In 2021, restructuring charges of $2.1 million are reflected in Cost of products sold in the consolidated statement of operations.

Note 14. Business Segment and Geographic Information
The Company's two reportable operating segments consist of Technical Products and Fine Paper and Packaging. In January 2021, the Company realigned management of the publishing products component of the Technical Products segment to be part of the Fine Paper and Packaging segment. As a result, the Company recast the comparable 2020 and 2019 information and presented the $26.3 million and $39.9 million of net sales and ($0.9) million and $1.3 million of operating income (loss) for the years ended December 31, 2020 and 2019, respectively, formerly in the Technical Products segment as part of the Fine Paper and Packaging segment. The Company also recast the total assets by segment and presented the $21.0 million of total assets as of December 31, 2020 related to publishing products within the Fine Paper and Packaging segment.
The technical products business is an aggregation of the Company’s fiber-formed, coated and/or saturated specialized media that deliver high performance benefits to its international customers, which are similar in terms of economic characteristics, nature of products, processes, customer class and product distribution methods. In the prior year, this segment had two categories: tape and abrasive backings products, digital transfer papers, durable labels and other specialty substrate products (performance materials), and filtration media for transportation, water and other end use applications (filtration). During the three months ended March 31, 2021, the Company further disaggregated the former performance materials business into industrial solutions (tape and abrasive backings products, performance labels and other specialty substrates used for industrial solutions) and specialty coatings (media used for release liners, digital image transfer and other applications), and recast the prior years' disclosure. The increase in the specialty coatings component beginning in the second quarter of 2021 was due to the Itasa Acquisition (see Note 4, "Business Acquisition"). The following table presents sales by product category for the technical products business:

	Year Ended December 31,
	2021	2020	2019
Filtration	40%	48%	46%
Industrial Solutions	33%	39%	40%
Specialty Coatings	27%	13%	14%
Total	100%	100%	100%

The fine paper and packaging business is a leading supplier of premium printing and other high-end specialty papers (graphic imaging), premium packaging, and specialty office papers, primarily in North America. During the three months ended March 31, 2021, the Company further disaggregated the former graphic imaging business into commercial and consumer components and recast the prior years' disclosure to combine the consumer and packaging businesses based on the similarity of final customers and end markets they serve. The following table presents sales by product category for the fine paper and packaging business:

	Year Ended December 31,
	2021	2020	2019
Commercial	52%	54%	61%
Consumer and packaging	48%	46%	39%
Total	100%	100%	100%

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

Business Segments

	Year Ended December 31,
	2021	2020	2019
Net sales
Technical Products	$664.2	$482.6	$501.7
Fine Paper and Packaging	364.3	310.0	436.8
Consolidated	$1,028.5	$792.6	$938.5

	Year Ended December 31,
	2021	2020	2019
Operating income (loss)
Technical Products (a)	$5.6	$(3.9)	$43.3
Fine Paper and Packaging (b)	40.9	22.4	54.5
Unallocated corporate costs (c)	(58.3)	(24.6)	(19.5)
Consolidated	$(11.8)	$(6.1)	$78.3
_______________________

(a)Operating income for the year ended December 31, 2021 included impairment costs of $37.3 million, acquisition-related costs of $5.8 million, other restructuring and non-routine costs of $1.0 million, pension settlement and curtailment losses of $0.9 million and COVID-19 costs of $0.5 million. Operating income for the year ended December 31, 2020 included impairment costs of $54.1 million, other restructuring and other non-routine costs of $0.6 million, COVID-19 costs of $1.3 million, and pension settlements of $0.8 million. Operating income for the year ended December 31, 2019 included restructuring and other non-routine costs of $0.3 million and a curtailment gain of $1.5 million related to the Neenah Coldenhove pension plan.
(b)Operating income for the year ended December 31, 2021 included COVID-19 costs of $0.8 million. Operating income for the year ended December 31, 2020 included asset restructuring costs of $3.7 million, other restructuring and non-routine costs of $2.3 million, COVID-19 costs of $1.6 million, and pension settlement of $0.4 million. Operating income for the year ended December 31, 2019 included $5.7 million of non-routine costs, primarily related to idled paper machine costs due to the consolidation of the fine paper manufacturing footprint.
(c)Unallocated corporate costs for the year ended December 31, 2021 included $37.5 million of one-time costs related to restructuring, loss on debt extinguishment, acquisition-related costs, pension and SERP settlements, and other non-routine charges. Unallocated corporate costs for the year ended December 31, 2020 included costs of $5.6 million, consisting of restructuring and other non-routine costs and a SERP settlement charge. Unallocated corporate costs for the year ended December 31, 2019 included costs of $0.3 million, consisting of restructuring and other non-routine costs and a SERP settlement charge.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

	Year Ended December 31,
	2021	2020	2019
Depreciation and amortization
Technical Products	$29.1	$21.7	$22.0
Fine Paper and Packaging	10.6	12.8	15.3
Corporate	3.0	2.2	1.6
Consolidated	$42.7	$36.7	$38.9

	Year Ended December 31,
	2021	2020	2019
Capital expenditures
Technical Products	$17.7	$13.4	$13.1
Fine Paper and Packaging	7.5	4.6	7.7
Corporate	3.0	0.9	0.6
Consolidated	$28.2	$18.9	$21.4

	December 31,
	2021	2020
Total Assets (a)
Technical Products	$800.7	$531.0
Fine Paper and Packaging	228.4	213.4
Corporate and other (b)	52.6	62.2
Total	$1,081.7	$806.6
_______________________

(a)Segment identifiable assets are those that are directly used in the segments operations.
(b)Corporate assets are primarily deferred income taxes, lease ROU assets, and cash.

Geographic Information

	Year Ended December 31,
	2021	2020	2019
Net sales
North America	$626.0	$533.1	$673.0
Germany	246.9	203.9	196.3
Spain	84.1	—	—
Rest of Europe	71.5	55.6	69.2
Consolidated	$1,028.5	$792.6	$938.5

Net sales are attributed to geographic areas based on the physical location of the selling entities.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

	December 31,
	2021	2020
Long-Lived Assets
North America	$328.7	$314.4
Spain	202.8	—
Germany	147.4	160.8
Rest of Europe	55.8	60.1
Total	$734.7	$535.3

Long-lived assets consist of property, plant and equipment, lease ROU assets, deferred income taxes, goodwill, intangibles, over-funded employee benefit plan and other assets.

Concentrations
For the years ended December 31, 2021, 2020, and 2019 sales to the technical products business' largest customer represented approximately 9 percent, 9 percent, and 8 percent of consolidated net sales, respectively, and approximately 14 percent, 16 percent, and 15 percent of net sales for the technical products segment, respectively. For the years ended December 31, 2021, 2020, and 2019 sales to the largest customer of fine paper and packaging business represented approximately 6 percent, 6 percent, and 8 percent of consolidated net sales, respectively, and approximately 17 percent for the year ended December 31, 2021 and approximately 18 percent of net sales of the fine paper and packaging business for each of the years ended December 31, 2020 and 2019. Except for certain specialty latex grades and specialty softwood pulp used by Technical Products, management is not aware of any significant concentration of business transacted with a particular supplier that could, if suddenly eliminated, have a material effect on its operations.

Note 15. Supplemental Data
Supplemental Statement of Operations Data
Summary of Advertising and Research and Development Expenses

	Year Ended December 31,
	2021	2020	2019
Advertising expense (a)	$2.1	$3.0	$4.9
Research and development expense (a)	8.3	7.6	8.7
_______________________

(a)Advertising expense and research and development expense are recorded in Selling, general and administrative expenses on the consolidated statements of operations.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Supplemental Balance Sheet Data
Summary of Accounts Receivable, net

	December 31,
	2021	2020
From customers	$143.9	$101.7
Less allowance for doubtful accounts and sales discounts	(1.6)	(1.5)
Total	$142.3	$100.2

Summary of Inventories

	December 31,
	2021	2020
Inventories by Major Class:
Raw materials	$54.7	$28.9
Work in progress	32.6	20.1
Finished goods	64.0	61.0
Supplies and other	3.8	5.3
	155.1	115.3
Excess of FIFO over LIFO cost	(16.6)	(6.4)
Total	$138.5	$108.9

The first-in, first-out ("FIFO") value of inventories valued on the LIFO method was $95.4 million and $88.5 million at December 31, 2021 and 2020, respectively. For the years ended December 31, 2021 and 2020, income before income taxes was reduced by less than $0.1 million, due to a decrease in certain LIFO inventory quantities.

Summary of Prepaid and Other Current Assets

	December 31,
	2021	2020
Prepaid and other current assets	$14.9	$10.6
Spare parts	7.4	6.4
Receivable for income taxes	9.5	8.1
Total	$31.8	$25.1

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Summary of Property, Plant and Equipment, net

	December 31,
	2021	2020
Land and land improvements	$18.9	$20.5
Buildings	151.2	160.0
Machinery and equipment	610.4	614.9
Construction in progress	16.3	17.4
	796.8	812.8
Less accumulated depreciation	501.3	483.4
Net Property, Plant and Equipment	$295.5	$329.4
Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $30.8 million, $31.5 million and $33.9 million, respectively. Interest expense capitalized as part of the costs of capital projects was $0.2 million, $0.3 million and $0.2 million, respectively, for the years ended December 31, 2021, 2020 and 2019.

Summary of Accrued Expenses

	December 31,
	2021	2020
Accrued salaries and employee benefits	$25.8	$34.0
Amounts due to customers	12.1	8.4
Accrued income taxes	9.1	5.5
Accrued utilities	4.7	3.4
Other	14.9	10.6
Total	$66.6	$61.9

Summary of Noncurrent Employee Benefits

	December 31,
	2021	2020
Pension benefits	$47.4	$62.0
Post-employment benefits other than pensions (a)	30.3	34.8
Total	$77.7	$96.8
_______________________

(a)Post-employment benefits other than pensions included $0.9 million of SRCP benefits and $0.2 million of other long-term benefits as of December 31, 2021. As of December 31, 2020, $0.8 million of SRCP benefits and $0.2 million of other long-term benefits were included.

NEENAH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except as noted)

Supplemental Cash Flow Data
Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2021	2020	2019
Cash paid during the year for interest, net of interest expense capitalized	$15.1	$12.3	$10.9
Cash paid during the year for income taxes, net of refunds	12.2	3.6	13.3
Non-cash investing activities:
Liability for equipment acquired	5.8	3.3	3.2

Net Cash Provided by (Used in) Changes in Operating Working Capital, Net of Effect of Acquisitions

	Year Ended December 31,
	2021	2020	2019
Accounts receivable	$(26.2)	$4.5	$11.6
Inventories	(8.1)	15.7	8.2
Income taxes receivable/payable	(1.0)	(1.4)	(5.4)
Prepaid and other current assets	(3.9)	(0.2)	2.4
Accounts payable	28.7	(3.6)	(14.0)
Accrued expenses	5.2	3.2	(3.4)
Total	$(5.3)	$18.2	$(0.6)

Note 16. Subsequent Event
On January 21, 2022, a fire occurred at the Company’s manufacturing facility in Brownville, New York and the facility is currently out of operation. The Company is assessing the financial impact of the fire (net of insurance coverage), the extent of which could vary based on several factors, including, but not limited to, repair costs, material and labor availability, and the time required to complete repairs and restore operations.

SCHEDULE II
NEENAH, INC. AND SUBSIDIARIES
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-offs and Reclassifications	Balance at End of Period
December 31, 2021
Allowances deducted from assets to which they apply
Allowance for doubtful accounts receivable	$1.1	$(0.2)	$0.3	$—	$1.2
Allowance for sales discounts	0.4	—	—	—	0.4
Valuation allowance for deferred income tax assets	10.4	2.4	—	(0.3)	12.5

December 31, 2020
Allowances deducted from assets to which they apply
Allowance for doubtful accounts receivable	$1.0	$0.5	$—	$(0.4)	$1.1
Allowance for sales discounts	0.4	—	—	—	0.4
Valuation allowance for deferred income tax assets	5.8	4.6	—	—	10.4

December 31, 2019
Allowances deducted from assets to which they apply
Allowance for doubtful accounts receivable	$0.8	$0.5	$—	$(0.3)	$1.0
Allowance for sales discounts	0.5	—	(0.1)	—	0.4
Valuation allowance for deferred income tax assets	2.7	—	3.1	—	5.8