Form 10-Q
period 2022-03-31
Neenah Inc
filed 2022-05-04
CIK 1296435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2022, there were 16,788,143 shares of the Company’s Common Stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements
NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net Sales	$284.8	$227.0
Cost of products sold	236.5	177.4
Gross Profit	48.3	49.6
Selling, general and administrative expenses	30.3	24.3
Acquisition-related costs (Note 4)	5.3	12.0
Asset restructuring costs (Note 10)	0.6	—
COVID-19 costs	0.6	0.5
Other income, net	(0.7)	(0.8)
Operating Income	12.2	13.6
Interest expense, net	5.0	3.1
Income Before Income Taxes	7.2	10.5
Provision for income taxes	1.5	2.2
Net Income	$5.7	$8.3

Earnings Per Common Share
Basic	$0.34	$0.49
Diluted	$0.34	$0.49

Weighted Average Common Shares Outstanding (in thousands)
Basic	16,808	16,835
Diluted	16,852	16,873

Cash Dividends Declared Per Share of Common Stock	$0.475	$0.47

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net Income	$5.7	$8.3
Reclassification of amounts recognized in the condensed consolidated statements of operations:
Amortization of adjustments to pension and other postretirement benefit liabilities (Note 6)	1.0	1.7
Unrealized foreign currency translation loss	(8.1)	(9.1)
Loss From Other Comprehensive Income Items	(7.1)	(7.4)
Provision for income taxes	—	—
Other Comprehensive Loss	(7.1)	(7.4)
Comprehensive Income (Loss)	$(1.4)	$0.9

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$25.2	$23.9
Accounts receivable (less allowances of $1.8 million and $1.6 million)	165.1	142.3
Inventories (Note 3)	148.3	138.5
Assets held for sale (Note 10)	10.5	10.5
Prepaid and other current assets	30.0	31.8
Total Current Assets	379.1	347.0
Property, Plant and Equipment
Property, plant and equipment, at cost	797.0	796.8
Less accumulated depreciation	505.5	501.3
Property, Plant and Equipment, net	291.5	295.5
Finance Lease Right-of-Use Assets	20.2	20.8
Operating Lease Right-of-Use Assets	17.6	17.8
Deferred Income Taxes	28.0	25.1
Goodwill	195.6	198.6
Intangible Assets, net	150.3	154.6
Over-funded Employee Benefit Plan (Note 6)	10.8	9.5
Other Noncurrent Assets	12.7	12.8
TOTAL ASSETS	$1,105.8	$1,081.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year (Note 5)	$5.7	$6.4
Finance lease liabilities payable within one year	0.8	0.8
Operating lease liabilities payable within one year	3.3	3.3
Accounts payable	114.5	97.4
Liabilities of assets held for sale (Note 10)	0.5	0.5
Accrued expenses	64.1	66.6
Total Current Liabilities	188.9	175.0
Long-term Debt (Note 5)	456.7	434.9
Finance Lease Liabilities, Noncurrent	19.9	20.4
Operating Lease Liabilities, Noncurrent	15.7	15.9
Noncurrent Employee Benefits	75.9	77.7
Deferred Income Taxes	37.1	38.2
Other Noncurrent Obligations	3.8	3.6
TOTAL LIABILITIES	798.0	765.7
Contingencies and Legal Matters (Note 9)	—	—
TOTAL STOCKHOLDERS’ EQUITY	307.8	316.0
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,105.8	$1,081.7

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions, shares in thousands)
(Unaudited)

	2022 Activity
	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2021	18,819	$0.2	$(93.6)	$342.9	$163.4	$(96.9)	$316.0
Net income	—	—	—	—	5.7	—	5.7
Other comprehensive loss, including income taxes	—	—	—	—	—	(7.1)	(7.1)
Dividends declared	—	—	—	—	(8.2)	—	(8.2)
Stock options exercised	2	—	—	—	—	—	—
Restricted stock vesting (Note 7)	11	—	(0.2)	—	—	—	(0.2)
Stock-based compensation (Note 7)	—	—	—	1.6	—	—	1.6
Balance, March 31, 2022	18,832	$0.2	$(93.8)	$344.5	$160.9	$(104.0)	$307.8

	2021 Activity
	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2020	18,746	$0.2	$(87.6)	$338.3	$220.4	$(103.7)	$367.6
Net income	—	—	—	—	8.3	—	8.3
Other comprehensive loss, including income taxes	—	—	—	—	—	(7.4)	(7.4)
Dividends declared	—	—	—	—	(8.0)	—	(8.0)
Stock options exercised	3	—	—	—	—	—	—
Restricted stock vesting (Note 7)	16	—	(0.4)	—	—	—	(0.4)
Stock-based compensation (Note 7)	—	—	—	1.5	—	—	1.5
Balance, March 31, 2021	18,765	$0.2	$(88.0)	$339.8	$220.7	$(111.1)	$361.6

See Notes to Condensed Consolidated Financial Statements

NEENAH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net Income	$5.7	$8.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10.6	8.6
Stock-based compensation	1.7	1.5
Deferred income tax benefit	(3.3)	(2.4)
Unrealized loss on foreign currency forward contracts (Note 1)	—	6.2
Decrease (increase) in working capital	(16.3)	0.5
Pension and other postretirement benefits	(0.8)	(2.0)
Other	0.4	—
Net Cash Provided by (Used In) Operating Activities	(2.0)	20.7

INVESTING ACTIVITIES
Capital expenditures	(8.3)	(4.8)
Other	(0.1)	(0.2)
Net Cash Used in Investing Activities	(8.4)	(5.0)

FINANCING ACTIVITIES
Long-term borrowings (Note 5)	41.2	0.2
Repayments of long-term debt (Note 5)	(20.6)	(1.4)
Debt issuance costs	—	(1.4)
Cash dividends paid	(8.0)	(8.0)
Shares purchased (Note 8)	(0.2)	(0.4)
Other	(0.2)	—
Net Cash Provided by (Used in) Financing Activities	12.2	(11.0)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.5)	(0.8)
Net Increase in Cash and Cash Equivalents	1.3	3.9
Cash and Cash Equivalents, Beginning of Year	23.9	37.1
Cash and Cash Equivalents, End of Period	$25.2	$41.0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest, net of interest costs capitalized	$4.3	$2.6
Cash paid during period for income taxes	$4.3	$1.5
Non-cash investing activities:
Liability for equipment acquired	$4.3	$2.5

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

Earnings per Share ("EPS")
The following table presents the computation of basic and diluted EPS (dollars in millions except per share amounts, shares in thousands):

Earnings Per Basic Common Share

	Three Months Ended March 31,
	2022	2021
Income from continuing operations	$5.7	$8.3
Amounts attributable to participating securities	—	—
Net income available to common stockholders	$5.7	$8.3

Weighted-average basic shares outstanding	16,808	16,835

Basic earnings per share	$0.34	$0.49

Earnings Per Diluted Common Share

	Three Months Ended March 31,
	2022	2021
Income from continuing operations	$5.7	$8.3
Amounts attributable to participating securities	(0.1)	(0.1)
Net income available to common stockholders	$5.6	$8.2

Weighted-average basic shares outstanding	16,808	16,835
Add: Assumed incremental shares under stock compensation plans (a)	44	38
Weighted-average diluted shares	16,852	16,873

Diluted earnings per share	$0.34	$0.49

(a) For the three months ended March 31, 2022 and 2021, there were 343,000 and 324,000 potentially dilutive options, respectively, excluded from the computation of dilutive common shares because the exercise price of such options exceeded the average market price of the Company’s Common Stock.

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

As of March 31, 2022, the carrying values of the Company’s debt approximated fair value. The fair value for all debt instruments was estimated from Level 2 measurements using rates currently available to the Company for debt of the same remaining maturities.

During the three months ended March 31, 2021, in anticipation of the Itasa acquisition (as further defined and discussed in Note 4, "Acquisition"), the Company entered into foreign currency forward contracts to purchase €205.9 million at a weighted average exchange rate of $1.203 per euro on April 6, 2021. These contracts were designed to act as economic hedges for the Itasa acquisition and were marked to market at an unrealized loss of $6.2 million at March 31, 2021. The Company settled these contracts on April 6, 2021 for a realized loss of $5.1 million.

As of March 31, 2022, the Company had $0.6 million in marketable securities in the U.S. classified as "Other Noncurrent Assets" on the Condensed Consolidated Balance Sheet. The cost of such marketable securities was $0.6 million. Fair value for the Company’s marketable securities was estimated from Level 1 inputs. The Company’s U.S. marketable securities are designated for the payment of benefits under its supplemental employee retirement plan ("SERP"). As of March 31, 2022, Neenah Germany had investments of $2.4 million that were restricted to the payment of certain post-retirement employee benefits of which $0.7 million and $1.7 million are classified as "Prepaid and other current assets" and "Other Noncurrent Assets", respectively, on the Condensed Consolidated Balance Sheet. The cost of these investments approximated market.

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

Refer to Note 11, "Business Segment Information" for disaggregation of segment revenue from contracts with customers for the three months ended March 31, 2022 and 2021.

Note 2.  Accounting Standards Changes
As of March 31, 2022, there were no amendments to the ASC that will have or are reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows upon adoption.

Note 3.  Supplemental Balance Sheet Data

The following table presents inventories by major class:

	March 31, 2022	December 31, 2021
Raw materials	$52.0	$54.7
Work in progress	43.2	32.6
Finished goods	67.2	64.0
Supplies and other	4.4	3.8
	166.8	155.1
Excess of FIFO over LIFO cost	(18.5)	(16.6)
Total	$148.3	$138.5

The first-in, first-out ("FIFO") values of inventories valued on the last-in, first-out ("LIFO") method were $104.3 million and $95.4 million as of March 31, 2022 and December 31, 2021, respectively.

The following table presents changes in accumulated other comprehensive income (loss) ("AOCI") for the three months ended March 31, 2022:

	Net Unrealized Foreign Currency Translation Loss	Net Loss from Pension and Other Postretirement Liabilities	Accumulated Other Comprehensive Loss
AOCI — December 31, 2021	$(25.2)	$(71.7)	$(96.9)
Other comprehensive income (loss) before reclassifications	(8.1)	—	(8.1)
Amounts reclassified from AOCI	—	1.0	1.0
Income (loss) from other comprehensive income items	(8.1)	1.0	(7.1)
Provision (benefit) for income taxes	(0.3)	0.3	—
Other comprehensive income (loss)	(7.8)	0.7	(7.1)
AOCI — March 31, 2022	$(33.0)	$(71.0)	$(104.0)

For the three months ended March 31, 2022 and 2021, the Company reclassified $1.0 million and $1.7 million of costs, respectively, from AOCI to "Other income, net" on the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2022 and 2021, the Company recognized an income tax benefit of $0.3 million and $0.4 million, respectively, related to such reclassifications classified as "Provision for income taxes" on the Condensed Consolidated Statements of Operations.

Note 4.  Acquisition
Acquisition of Itasa
On April 6, 2021, the Company completed the acquisition (the “Acquisition”) of all of the outstanding capital stock of Global Release Liners, S.L., a Spanish limited company (“Itasa”), from Magnum Capital and other minority shareholders for $240.2 million in cash, net of cash on hand and debt extinguishment, and including a loss on foreign currency forward contracts. Itasa, through its subsidiaries, is a leading global coater and converter of release liners used in hygiene, tapes, industrial, labels, composites and various other end markets. The Acquisition was funded with available cash-on-hand and the net proceeds of the Term Loan B discussed in Note 5, "Debt." In 2021, the Company incurred $12.8 million of costs related to the Acquisition, including a realized loss of $5.1 million related to the foreign currency forward contracts negotiated to fund the purchase price in euros. See Note 1, "Background and Basis of Presentation," for further discussion on these contracts. The Itasa business is part of the Company's Technical Products segment.

The Company accounted for the transaction using the acquisition method in accordance with ASC Topic 805, Business Combinations ("ASC Topic 805"). The following table summarizes the final allocation of the purchase price to the fair value of the assets acquired and liabilities assumed as of April 6, 2021:

Assets Acquired
Cash and cash equivalents	$34.0
Accounts receivable	20.7
Inventories	24.6
Prepaid and other current assets	2.1
Property, plant and equipment	19.8
Finance lease Right-of-Use assets	22.1
Operating lease Right-of-Use assets	0.1
Non-amortizable intangible assets	4.1
Amortizable intangible assets	100.5
Other assets	0.3
Goodwill	119.5
Total assets acquired	347.8

Liabilities Assumed
Accounts payable	22.3
Accrued expenses	6.5
Long-term debt	26.4
Lease liabilities - Finance	22.1
Lease liabilities - Operating	0.1
Deferred income taxes	27.5
Other noncurrent obligations	0.3
Total liabilities assumed	105.2

Net assets acquired	$242.6

The Company estimated the fair value of the assets and liabilities acquired in accordance with ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820"). The fair value of amortizable and non-amortizable intangible assets was determined by applying a royalty rate to projected revenue, net of tax impacts and adjusted for present value considerations. The Company determined the fair value of acquired property, plant and equipment using a combination of cost and market approaches. In general, the fair value of other acquired assets and liabilities was determined using the cost basis of Itasa. There were no material changes to the final purchase price allocation during the three months ended March 31, 2022.

The excess of the purchase price over the fair value of the tangible net assets and identifiable intangible assets acquired was recorded as goodwill. The factors contributing to the amount of goodwill recognized are based on several strategic and synergistic benefits that are expected to be realized from the acquisition of Itasa. These benefits include entry into profitable new markets for silicone release liners with new capabilities and recognized brands and synergies from combining the business with Neenah's existing infrastructure. None of the goodwill recognized as part of the Itasa acquisition will be deductible for income tax purposes. All of the acquired goodwill was allocated to the Technical Products segment.

Note 5.  Debt
Long-term debt consisted of the following:

	March 31, 2022	December 31, 2021
Term Loan B Credit Facility (variable rates) due April 2028	$446.6	$447.8
Global Revolving Credit Facility (variable rates) due December 2023	23.3	0.9
Second German loan agreement (2.45% fixed rate) due in quarterly installments ending September 2022	0.6	1.0
Third German loan agreement (1.45% fixed rate) due in quarterly installments ending September 2022	0.6	0.9
Deferred financing costs	(8.7)	(9.3)
Total debt	462.4	441.3
Less: Debt payable within one year	5.7	6.4
Long-term debt	$456.7	$434.9

Term Loan B Credit Facility
On April 6, 2021, in connection with the acquisition of Itasa, the Company entered into an Amendment and Restatement Agreement (the "Term Loan Credit Agreement"), which provides a seven-year term loan B facility (the "Term B Facility") in the initial principal amount of $450 million (the “Term Loan B”). The Term Loan B is repayable in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount of the Term Loan B (subject to certain reductions in connection with debt prepayments and debt buybacks). The entire unpaid principal balance of the Term Loan B will be due and payable at maturity on April 6, 2028. Cash proceeds of borrowings on the closing date under the Term Loan B were used by the Company to pay cash consideration for the Itasa Acquisition, including the repayment of certain existing debt of Itasa, and to pay fees and expenses in connection with the Itasa Acquisition, the Term Loan B and the contemporaneous amendment of the Global Revolving Credit Facility to permit the Itasa Acquisition.

Under the terms of the Term Loan Credit Agreement, borrowings under the Term B Facility will bear interest, as selected by the Company, at a per annum rate equal to either (a) the reserve-adjusted LIBOR rate for interest periods of one or three months, plus an applicable rate of 3.0% per annum, or (b) the Alternate Base Rate (as defined in the Term B Credit Agreement), plus an applicable rate of 2.0% per annum. The Alternate Base Rate is subject to a “floor” of 1.5%, and the adjusted LIBOR rate is subject to a “floor” of 0.5%. As of March 31, 2022, the weighted-average interest rate on outstanding Term Loan borrowings was 3.5% per annum. The Term Loan Credit Agreement includes customary LIBOR replacement language, including, but not limited to, the use of rates based on the secured overnight financing rate (“SOFR”) recommended by the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, as a replacement rate for LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. Treasury repo market, and is administered by the Federal Reserve Bank of New York.

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

On November 16, 2021, the Company further amended the ABL Credit Agreement by entering into a Fifth Amendment to the Fourth Amended and Restated Credit Agreement (the “Fifth Amendment”). The Fifth Amendment modified certain provisions of the ABL Credit Agreement to address the discontinuation of LIBOR published rates for Euro and Sterling denominated borrowings on December 31, 2021 and the planned discontinuation of LIBOR published rates for United States Dollar denominated borrowings after June 30, 2023. The Fifth Amendment provides customary LIBOR replacement language, including, among other things, (i) rules on determination of the replacement reference interest rates upon occurrence of specific events, (ii) the mechanics of how applicable interest rates will be determined in each case, (iii) the applicable fallback reference interest rates in case determination fails or rate ceases to be determinable. For loans not denominated in United States dollars, the Fifth Amendment provided that from the effective date of such amendment, (a) Euro-denominated loans under the Global Revolving Credit Facility would bear interest based on (1) the Euro short-term rate for German swingline borrowings, and (2) the Euro interbank offered rate for loans under the German Revolving Credit Facility other than swingline borrowings, for interest periods of one or three months, and (b) Sterling-denominated loans would bear interest based upon the Sterling overnight index average (“SONIA”). There were no Euro or Sterling-denominated loans outstanding under the Global Revolving Credit Facility as of March 31, 2022. For United States dollar-denominated loans under the Global Revolving Credit Facility, the LIBOR replacement language includes, without limitation, the use of rates based on SOFR as a replacement rate for LIBOR.

Availability under the Global Revolving Credit Facility varies over time depending on the value of the Company’s inventory, receivables and various capital assets. As of March 31, 2022, the Company had $23.3 million borrowings and $0.3 million in letters of credit outstanding under the Global Revolving Credit Facility and $137.8 million of available credit (based on exchange rates at March 31, 2022). As of March 31, 2022, the weighted-average interest rate under the Global Revolving Credit Facility was 2.4% per annum.

The ABL Credit Agreement contains covenants with which the Company and its subsidiaries must comply during the term of the agreement, which the Company believes are ordinary and standard for agreements of this nature.

Under the terms of the Term Loan Credit Agreement and the ABL Credit Agreement, the Company has limitations on its ability to repurchase shares of and pay dividends on its Common Stock. These limitations are triggered depending on the Company’s credit availability under the ABL Credit Agreement and leverage levels under the Term Loan Credit Agreement. As of March 31, 2022, none of these covenants were restrictive to the Company’s ability to repurchase shares of and pay dividends on its Common Stock.

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

The following table presents the components of net periodic benefit cost for the Company’s defined benefit plans and postretirement plans other than pensions:

Components of Net Periodic Benefit Cost for Defined Benefit Plans

	Pension Benefits		Postretirement Benefits Other than Pensions
	Three Months Ended March 31,
	2022	2021	2022	2021
Service cost	$0.9	$1.1	$0.2	$0.3
Interest cost	2.7	3.0	0.2	0.1
Expected return on plan assets (a)	(4.2)	(4.9)	—	—
Recognized net actuarial loss	0.8	1.4	0.2	0.2
Amortization of prior service benefit	—	0.1	—	—
Net periodic benefit cost	$0.2	$0.7	$0.6	$0.6

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

The Company records the service cost component of net periodic benefit cost as part of cost of sales and selling, general and administrative ("SG&A") expenses; and the non-service cost components of net periodic benefit cost (i.e., interest cost, expected return on plan assets, net actuarial gains or losses, and amortization of prior service cost or credits) as part of "Other income, net" on the Condensed Consolidated Statements of Operations.

For the three months ended March 31, 2022, the Company made $1.9 million of aggregate contributions to qualified and nonqualified defined benefit pension trusts and payments of pension benefits for unfunded pension and other post-employment benefit plans. The Company expects to make $10.0 million of such payments in calendar 2022. The Company made similar payments of $2.7 million and $11.5 million for the three months ended March 31, 2021 and for the year ended December 31, 2021, respectively.

Note 7.  Stock Compensation Plan
Stock Options and Stock Appreciation Rights ("Options")
There were no Options awarded or vested during the three months ended March 31, 2022.

The following table presents information regarding outstanding Options:

	March 31, 2022	December 31, 2021
Options outstanding	357,963	361,431
Aggregate intrinsic value (in millions)	$0.1	$0.4
Per share weighted average exercise price	$73.23	$72.76
Exercisable Options	357,205	359,543
Aggregate intrinsic value (in millions)	$0.1	$0.4
Unvested Options	758	1,888
Per share weighted average grant date fair value	$10.32	$10.32

Performance Share Units ("PSUs") and Restricted Share Units ("RSUs")
For the three months ended March 31, 2022, the Company granted target awards of 105,126 PSUs. The measurement period for the PSUs is January 1, 2022 through December 31, 2024. Common Stock equal to not more than 200 percent of the PSUs target will be awarded based on the Company’s return on invested capital, consolidated revenue growth and free cash flow as a percentage of net sales. The Company's total return to shareholders relative to the companies in the Russell 2000® Value small cap index is a modifier in the calculation. The Company’s return on invested capital, consolidated revenue growth and free cash flow are adjusted for certain items as further described in the Performance Share Unit Award Agreement. The average price on the dates of grant for the PSUs was $45.96 per share.

For the three months ended March 31, 2022, the Company awarded 50,316 RSUs to employees. The weighted-average grant date fair value of such awards was $45.95 per share and vest in equal amounts per year for three years on the grant date anniversary, with certain exceptions for retiring employees. During the vesting period, the holders of the RSUs are entitled to dividends, but the RSUs do not have voting rights and are forfeited in the event the holder is no longer an employee on the vesting date, as further described in the Restricted Stock Unit Award Agreement.

Generally, the RSUs and PSUs are forfeited in the event the holder is no longer working for the Company on the vesting date. However, under specific circumstances, vesting may be accelerated or reflect pro-rata vesting.

Note 8.  Stockholders' Equity
Common Stock
As of March 31, 2022 and December 31, 2021, the Company had 16,788,000 shares and 16,779,000 shares of Common Stock outstanding, respectively.

In November 2020, the Company's Board of Directors authorized an evergreen program for the purchase of up to $25 million of outstanding Common Stock effective January 1, 2021 (the "Stock Purchase Plan"). The program does not require the Company to purchase any specific number of shares and may be suspended or discontinued at any time. Purchases under the Stock Purchase Plan will be made from time to time in the open market or in privately negotiated transactions in accordance with the requirements of applicable law. The timing and amount of any purchases will depend on share price, market conditions and other factors. For the three months ended March 31, 2022, there were no shares repurchased under this program.

For the three months ended March 31, 2022 and 2021, the Company acquired an additional 4,671 and 6,881 shares of Common Stock, respectively, at a cost of $0.2 million and $0.4 million, respectively for shares surrendered by employees to pay taxes due on vested restricted stock awards.

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

Employees and Labor Relations

The Company’s U.S. union employees are represented by the USW. Approximately 50 percent of salaried employees and 80 percent of hourly employees of Neenah Germany are eligible to be represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (the "IG BCE"). In Spain and Mexico, most of our employees are eligible to be represented by the local workers' unions: Confederacion Sindical de Comisiones Obreras ("CCOO") and Langile Abertzaalen Batzordeak ("LAB") in Spain; and Federacion de Trabajadores del Estado de Queretaro ("CTM") in Mexico. In the Netherlands, most of our employees are eligible to be represented by the Christelijke Nationale Vakbond ("CNV") and the

Federatie Nederlandse Vakvereniging ("FNV"). As of March 31, 2022, the Company had 690 U.S. employees covered under collective bargaining agreements that will expire in the next 12 months.

The following table shows the expiration dates of the Company’s various bargaining agreements and the number of employees covered under each of these agreements:

Contract Expiration Date	Location	Union	Number of Employees
November 2021 (b)	Lowville, NY	USW	84
December 2021 (b)	Andoain, Spain	CCOO, LAB	(a)
January 2022 (b)	Whiting, WI	USW	192
June 2022	Neenah, WI	USW	213
July 2022	Munising, MI	USW	201
September 2022	Weidach and Bruckmuhl, Germany	IG BCE	(a)
April 2023	Eerbeek, Netherlands	CNV, FNV	(a)
(c)	Queretaro, Mexico	CTM	(a)

(a)    Under the local laws, union membership is voluntary and does not need to be disclosed to the Company. As a result, the number of employees covered by the collective bargaining agreement with the CCOO, LAB, IG BCE, CNV, FNV and CTM cannot be determined.
(b)    The Company is currently in negotiations with the respective unions. Until new contracts are signed, the terms of the previous contracts still apply.
(c)    Indefinite term contract with periodic revisions every two years.

Note 10.  Assets Held For Sale and Asset Restructuring Costs
2021 Appleton Mill Closure
On June 28, 2021, the Company's Board of Directors approved the permanent closure of the manufacturing facility in Appleton, Wisconsin (the “Appleton Mill”) used in the Technical Products segment. The closure of the facility was substantially complete as of September 30, 2021. In connection with the closure, the Company reduced the carrying value of these assets from the net book value of $43.0 million to an estimated salvage value, which resulted in a non-cash impairment loss of $32.4 million ($24.3 million, net of tax). The salvage value was determined using third-party appraisal estimates based on observable market inputs (Level 2). In addition, the Company recorded $5.0 million of other restructuring charges, including reserves for obsolescence of inventory and environmental exposure, severance costs and a curtailment loss on the pension obligations of the terminated workers. Further, the Company incurred a charge of $2.9 million relating to the loss of certain deferred income tax benefits.

During the third quarter of 2021, the Company initiated a process to market for sale the Appleton Mill ("disposal group"). The contemplated disposal transaction does not constitute a strategic shift in the business that will have a major effect on operations of the Company. The disposal group was measured at the lower of carrying value and fair value (a Level 2 measurement, based on observable market inputs), less costs to sell. As of March 31, 2022, the disposal group of assets of $10.5 million (consisting of property, plant and equipment) was separately reported as Assets held for sale in the Condensed Consolidated Balance Sheet. In addition, an estimated environmental liability of $0.5 million was reported separately as Liabilities of assets held for sale in the Condensed Consolidated Balance Sheet as of March 31, 2022. For the three months ended March 31, 2022, the Company incurred $0.6 million of asset restructuring costs related to the closure and sale of the facility.

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

The increase in the specialty coatings component beginning in the second quarter of 2021 was due to the Itasa acquisition (see Note 4, "Acquisition"). The following table presents sales by product category for the Technical Products businesses:

	Three Months Ended March 31,
	2022	2021
Filtration	38%	52%
Industrial solutions	31%	38%
Specialty coatings	31%	10%
Total	100%	100%
The Fine Paper and Packaging segment is a leading supplier of premium printing and other high-end specialty papers and premium packaging, primarily in North America. The following table presents sales by product category for the Fine Paper and Packaging businesses:

	Three Months Ended March 31,
	2022	2021
Commercial	53%	55%
Consumer and packaging	47%	45%
Total	100%	100%

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

The following tables summarize the net sales, operating income (loss), and total assets for each of the Company’s business segments:

	Three Months Ended March 31,
	2022	2021
Net sales
Technical Products	$185.6	$145.2
Fine Paper and Packaging	99.2	81.8
Consolidated	$284.8	$227.0

	Three Months Ended March 31,
	2022 (a)	2021 (b)
Operating income (loss)
Technical Products	$12.1	$19.2
Fine Paper and Packaging	11.9	12.7
Unallocated Corporate	(11.8)	(18.3)
Consolidated	$12.2	$13.6

(a)    Operating income for the three months ended March 31, 2022 included (1) $4.9 million of due diligence and transaction costs related to the pending merger with SWM (see Note 12, "Merger Agreement"), (2) $0.6 million of asset restructuring costs related to the Appleton Mill closure (see Note 10, "Assets Held for Sale and Asset Restructuring Costs"); (3) $0.6 million of incremental and direct costs of responding to COVID-19 ($0.5 million in Unallocated Corporate and $0.1 million in Fine Paper and Packaging); and (4) $0.4 million of integration costs related to Itasa ($0.2 million in Technical Products and $0.2 million in Unallocated Corporate) (see Note 4, "Acquisition").

(b)    Operating income for the three months ended March 31, 2021 included (1) $12.0 million of acquisition costs for Itasa (see Note 4, "Acquisition") within Unallocated corporate costs; (2) $0.5 million of incremental and direct costs of responding to COVID-19 ($0.1 million within Technical Products, $0.3 million within Fine Paper and Packaging, and $0.1 million within Unallocated corporate costs); and (3) $0.0 million of other restructuring and non-routine costs ($0.2 million within Technical Products and $(0.2) million within Fine Paper and Packaging).

	March 31, 2022	December 31, 2021
Total Assets (a)
Technical Products	$802.9	$800.7
Fine Paper and Packaging	246.9	228.4
Corporate and other (b)	56.0	52.6
Consolidated	$1,105.8	$1,081.7

(a) Segment identifiable assets are those that are directly used in the segments operations.
(b) Corporate assets are primarily deferred income taxes, lease ROU assets and cash.

The following table represents a disaggregation of revenue from contracts as a percentage of total revenue with customers by location of the selling entities for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
North America	59%	64%
Germany	24%	30%
Spain	11%	—%
Rest of the Europe	6%	6%
Total	100%	100%

Note 12.  Merger Agreement
On March 28, 2022, Neenah, Schweitzer-Mauduit International, Inc., a Delaware corporation (“SWM”), and Samurai Warrior Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of SWM (“Merger Sub”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”).

Pursuant to the Merger Agreement, and subject to the terms and conditions thereof, Merger Sub will merge with and into Neenah (the “Merger”), with Neenah surviving the Merger as a direct and wholly-owned subsidiary of SWM. Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of Neenah, par value $0.01 per share (“Neenah Common Stock”) then outstanding, other than certain excluded shares of Neenah Common Stock as described in the Merger Agreement, will be automatically converted into the right to receive 1.358 shares of SWM common stock, par value $0.10 per share. Holders of Neenah Common Stock will receive cash in lieu of fractional shares. The Merger Agreement was unanimously approved by the Boards of Directors of each of Neenah and SWM.

The Merger Agreement also provides, among other things, that effective as of the Effective Time, Ms. Julie Schertell, the current Chief Executive Officer of Neenah, will serve as the Chief Executive Officer of the combined company, and Mr. John Rogers will serve as non-executive Chairman of the Board of Directors of the combined company. In addition, from the Effective Time until the 2025 Annual Meeting of SWM stockholders, or December 31, 2025, if an Annual Meeting of SWM Stockholders is not held in 2025, the Board of Directors of the combined company will be composed of nine directors, of which five will be designated by SWM (including Mr. Rogers), each of whom must be independent, and four will be designated by Neenah (including Ms. Schertell).

The Merger Agreement provides the combined company will be headquartered in Alpharetta, Georgia. SWM will change the name and the NYSE ticker symbol of the combined company to such new name and ticker symbol as mutually agreed upon by Neenah and SWM, which change may occur as of or after the Effective Time.

The completion of the Merger is subject to regulatory approvals, the approval by the shareholders of each company and other customary conditions.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, filed as Exhibit 2.1 to the Neenah, Inc. Current Report on Form 8-K, filed March 28, 2022 and incorporated herein by reference.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis presents the factors that had a material effect on our financial position as of March 31, 2022 and our results of operations for the three months ended March 31, 2022 and 2021. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in our most recent Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See "Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements.

Executive Summary
For the three months ended March 31, 2022, consolidated net sales of $284.8 million increased $57.8 million (25%) from $227.0 million in the same prior year period. The increase included incremental net sales from the Itasa acquisition, selling price actions to recover input costs and higher volume in both segments. These increases were partially offset by adverse effects of currency movements and a lower value sales mix in the Technical Products business.

Consolidated operating income decreased $1.4 million (10%) from the prior year period to $12.2 million for the three months ended March 31, 2022. The reduction was primarily due to the impacts of availability of labor and raw materials, which drove higher labor costs, reduced efficiency and higher waste. In addition, distribution costs increased significantly as a result of market inflation.

Cash used in operating activities of $(2.0) million for the three months ended March 31, 2022 compared to $20.7 million provided in the prior year period. The decrease resulted from the increase in working capital needs resulting from the growth in net sales, lower cash earnings and higher tax payments in 2022.

Results of Operations and Related Information
In this section, we discuss and analyze our net sales, earnings before interest and taxes (which we refer to as "operating income") and other information relevant to an understanding of our results of operations for the three months ended March 31, 2022 and 2021.

Analysis of Net Sales — Three Months Ended March 31, 2022 and 2021
The following table presents net sales by segment, expressed as a percentage of total net sales:

	Three Months Ended March 31,
	2022		2021
Net sales
Technical Products	$185.6	65%	$145.2	64%
Fine Paper and Packaging	99.2	35%	81.8	36%
Consolidated	$284.8	100%	$227.0	100%

The following table presents our net sales by segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change in Net Sales Compared to Prior Period
				Change Due To
	2022	2021	Total Change	Volume	Net Price (a)	Currency
Technical Products	$185.6	$145.2	$40.4	$32.7	$14.0	$(6.3)
Fine Paper and Packaging	99.2	81.8	17.4	6.0	11.4	—
Consolidated	$284.8	$227.0	$57.8	$38.7	$25.4	$(6.3)

(a) Includes changes in selling prices and product mix.

Consolidated net sales of $284.8 million for the three months ended March 31, 2022 increased $57.8 million (25%) from the prior year period. The increase included incremental net sales from the Itasa acquisition, selling price actions to recover input costs and higher volume in both segments. These increases were offset by adverse effects of currency movements and a lower value sales mix in the Technical Products business. Excluding the effects of the April 2021 Itasa acquisition and a facility closure, consolidated net sales increased 12% from the prior year period.
•Net sales in our Technical Products segment increased $40.4 million (28%) from the prior year period. The increase was attributable to net sales from the acquisition of Itasa and from selling price actions to recover ongoing input cost impacts. These increases were partly offset by lost sales from the facility closure, a lower value product mix and adverse currency effects. Excluding the effects of the Itasa acquisition and the facility closure, net sales increased 6%.
•Net sales in our Fine Paper and Packaging segment increased $17.4 million (21%) from the prior year period. The improvement reflected selling price actions to offset ongoing input cost increases and continued organic growth in volumes in all product categories.

Analysis of Operating Income — Three Months Ended March 31, 2022 and 2021
The following table sets forth line items from our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated and is intended to provide a perspective of trends in our historical results:

	Three Months Ended March 31,
	2022	2021
Net sales	100.0%	100.0%
Cost of products sold	83.0	78.1
Gross profit	17.0	21.9
Selling, general and administrative expenses	10.6	10.7
Acquisition-related costs (Note 4)	1.9	5.3
Asset restructuring costs (Note 10)	0.2	—
COVID-19 costs (Note 1)	0.2	0.2
Other income, net	(0.2)	(0.4)
Operating income	4.3	6.1
Interest expense, net	1.8	1.4
Income before income taxes	2.5	4.7
Provision for income taxes	0.5	1.0
Net income	2.0%	3.7%

The following table presents our operating income by segment for the three months ended March 31, 2022 and 2021:

			Change in Operating Income Compared to Prior Period
	Three Months Ended March 31,			Change Due To
			Total		Net	Input
	2022	2021	Change	Volume	Price (a)	Costs (b)	Currency	Other (c)
Technical Products	$12.1	$19.2	$(7.1)	$10.0	$17.6	$(20.0)	$(0.6)	$(14.1)
Fine Paper and Packaging	11.9	12.7	(0.8)	1.7	14.0	(8.8)	—	(7.7)
Unallocated Corporate	(11.8)	(18.3)	6.5	—	—	—	—	6.5
Consolidated	$12.2	$13.6	$(1.4)	$11.7	$31.6	$(28.8)	$(0.6)	$(15.3)

(a) Includes selling price changes and a net favorable change in product mix.
(b) Includes cost changes for raw materials and energy.
(c) Includes the net unfavorable effects of other manufacturing costs, under-absorption of fixed costs, distribution and selling, general and administrative ("SG&A") expenses of $13.6 million in Technical Products and $7.7 million in Fine Paper and Packaging. In addition, these amounts included the net change in non-GAAP adjustments of $(0.5) million, $0.0 million, and $6.5 million in Technical Products, Fine Paper and Packaging, and Unallocated corporate costs, respectively. See the reconciliation table on F-21 for further detail by segment and type of cost.

Consolidated operating income decreased $1.4 million from the prior year period to $12.2 million for the three months ended March 31, 2022. Excluding adjusting items in both years, adjusted EBITDA of $30.3 million decreased $5.4 million from $35.7 million in the prior year. See the reconciliation table on F-21 for further detail of adjustments, and depreciation and amortization. The reduction was primarily due to the impacts of availability of labor and raw materials, which drove higher labor costs, reduced efficiency and higher waste. In addition, distribution costs increased significantly as a result of market inflation.
•Operating income for our Technical Products segment decreased $7.1 million from the prior year period to $12.1 million. The reduction was driven by labor and raw material availability challenges, reduced efficiency and waste. Despite contractual price adjustments realized, these input and distribution costs remain high and were not fully recovered. These factors more than offset the significant benefit from the Itasa acquisition. Excluding adjusting items shown on the reconciliation table on F-21, adjusted EBITDA decreased $4.7 million from $24.9 million in the prior year period to $20.2 million.
•Operating income for our Fine Paper and Packaging segment decreased $0.8 million from the prior year period to $11.9 million, primarily as a result of higher labor and other manufacturing costs which more than offset favorable input cost recoveries. In addition, current year results included the approximately $2.0 million impact of costs and lost sales related to the fire at our Brownville, NY facility in January. Excluding adjusting items shown on the reconciliation table on F-21, adjusted EBITDA of $14.5 million in 2022 decreased $0.8 million from $15.3 million in the prior year.
•Unallocated corporate expenses of $11.8 million decreased $6.5 million from the prior year. Excluding adjustments shown on the reconciliation table on F-21, adjusted EBITDA of Unallocated Corporate was $(4.4) million in 2022 and $(4.5) million in 2021. The excluded costs in 2021 related to the Itasa acquisition and in 2022 primarily related to the pending merger with SWM.

The following table sets forth our operating income (loss) by segment, adjusted for the effects of non-routine certain costs, for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Technical Products
GAAP operating income	$12.1	$19.2
Asset restructuring costs	0.6	—
Acquisition-related costs	0.2	—
Other restructuring and non-routine costs	—	0.2
COVID-19 costs	—	0.1
Adjusted operating income	12.9	19.5
Depreciation and amortization of intangible assets and stock compensation	7.3	5.4
Adjusted EBITDA	20.2	24.9

Fine Paper and Packaging
GAAP operating income	11.9	12.7
Other restructuring and non-routine costs	—	(0.2)
COVID-19 costs	0.1	0.3
Adjusted operating income	12.0	12.8
Depreciation and amortization of intangible assets and stock compensation	2.5	2.5
Adjusted EBITDA	14.5	15.3

Unallocated Corporate Costs
GAAP operating loss	(11.8)	(18.3)
Acquisition-related costs	5.1	12.0
COVID-19 costs	0.5	0.1
Adjusted operating loss	(6.2)	(6.2)
Depreciation and amortization of intangible assets and stock compensation	1.8	1.7
Adjusted EBITDA	(4.4)	(4.5)

Consolidated
GAAP operating income	12.2	13.6
Acquisition-related costs	5.3	12.0
Asset restructuring costs	0.6	—
COVID-19 costs	0.6	0.5
Adjusted operating income	18.7	26.1
Depreciation and amortization of intangible assets and stock compensation	11.6	9.6
Adjusted EBITDA	$30.3	$35.7

In accordance with generally accepted accounting principles in the United States ("GAAP"), consolidated operating income includes the pre-tax effects of asset restructuring costs, acquisition-related costs and COVID-19 costs. We believe that by adjusting reported operating income to exclude the effects of such items, the resulting adjusted operating income is on a basis that reflects the results of our ongoing operations. In assessing COVID-19 impacts, we excluded only costs which were unusual, incremental and directly attributable to mitigating the effects of COVID-19 on our operations. We believe that providing adjusted operating results will help investors gain an additional perspective of underlying business trends and results. Adjusted operating income is not a recognized term under GAAP and should not be considered in isolation or as a substitute for operating income derived in accordance with GAAP. Other companies may use different methodologies for calculating their non-GAAP financial measures and, accordingly, our non-GAAP financial measures may not be comparable to their measures.

Additional Statement of Operations Commentary:
•SG&A expense of $30.3 million for the three months ended March 31, 2022 was $6.0 million higher than SG&A expense of $24.3 million in the prior year period. The majority of the increase was due to additional SG&A of the Itasa business.
•For the three months ended March 31, 2022, net interest expense of $5.0 million was higher than the $3.1 million in the first quarter of 2021 due to the higher borrowing under the upsized Term Loan B and amortization of the associated deferred financing costs.
•Historically, our effective income tax rate has differed from the U.S. statutory tax rate primarily due to the proportion of pre-tax income in jurisdictions with marginal tax rates that differ from the U.S. statutory tax rate, research and development and other tax credits and excess tax benefits from stock compensation. For the three months ended March 31, 2022 and 2021, we recorded an income tax provision of $1.5 million and $2.2 million, respectively. The effective income tax rate was 21% in both periods.

Liquidity and Capital Resources
We believe that our financial position and liquidity remain strong, considering as of March 31, 2022, we had:
•no near-term debt maturities, as the Global Revolving Credit Facility matures in December 2023 and the Term Loan B matures in April 2028;
•significant remaining availability of $137.8 million on our Global Revolving Credit Facility, with $23.3 million outstanding borrowings; and
•$25.2 million of cash and cash equivalents on hand.

	Three Months Ended March 31,
	2022	2021
Net cash flow provided by (used in):
Operating activities	$(2.0)	$20.7

Investing activities:
Capital expenditures	(8.3)	(4.8)
Other investing activities	(0.1)	(0.2)
Total	(8.4)	(5.0)

Financing activities:
Net borrowings (repayments) of long-term debt	20.6	(1.2)
Cash dividends paid	(8.0)	(8.0)
Shares purchased	(0.2)	(0.4)
Other financing activities	(0.2)	(1.4)
Total	12.2	(11.0)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	(0.8)
Net increase in cash and cash equivalents and restricted cash	$1.3	$3.9

Operating Cash Flow Commentary
•Cash used in operating activities of $(2.0) million for the three months ended March 31, 2022 was $22.7 million lower than cash provided by operating activities of $20.7 million in the prior year period. The decrease resulted from the increase in working capital needs resulting from the growth in net sales, lower cash earnings and higher tax payments in 2022.

Investing Commentary:
•For the three months ended March 31, 2022, and 2021, capital expenditures were $8.3 million and $4.8 million, respectively. We expect aggregate annual capital expenditures to return to a range of approximately 4 to 5 percent of net sales. We believe that this level of capital spending can be funded from cash provided from operating activities and allows us to maintain the efficiency and cost effectiveness of our assets while also investing in expanded capabilities to successfully pursue strategic initiatives and deliver attractive returns.

Financing Commentary:
•For the three months ended March 31, 2022, cash and cash equivalents increased to $25.2 million from $23.9 million at December 31, 2021. As of March 31, 2022, our cash balance consisted of $4.3 million in the U.S. and $20.9 million held at entities outside of the U.S. As of March 31, 2022, there were no restrictions regarding the repatriation of our non-U.S. cash.
•For the three months ended March 31, 2022, cash provided in financing activities was $12.2 million. Cash flows related to financing activities consisted of net borrowings of long-term debt, dividends paid and share repurchases.
•Availability under our Global Revolving Credit Facility varies over time depending on the value of our inventory, receivables and various capital assets. As of March 31, 2022, we had $23.3 million of outstanding borrowings under our Global Revolving Credit Facility and $137.8 million of available credit (based on exchange rates at March 31, 2022).
•As of March 31, 2022, we had required debt principal payments through March 31, 2023 of $4.5 million for the Term Loan B payable in equal quarterly installments.

Transactions With Shareholders
•For the three months ended March 31, 2022 and 2021, we paid cash dividends of $8.0 million and $8.0 million ($0.475 and $0.47 per common share), respectively.
•In November 2020, the Board of Directors authorized an evergreen program for the repurchase of up to $25 million of outstanding Common Stock. This plan does not require us to purchase any specific number of shares and may be suspended or discontinued at any time. For the three months ended March 31, 2022 and 2021, no shares were repurchased under this program. For further details on our Stock Purchase Plans, refer to Note 8, "Stockholders' Equity" of Notes to Condensed Consolidated Financial Statements.

Other Items:
•As of March 31, 2022, we had $65.7 million of state NOLs. Our state NOLs may be used to offset $4.0 million in state income taxes. If not used, substantially all of the state NOLs will expire in various amounts between 2022 and 2041. In addition, as of March 31, 2022, we had $27.9 million of U.S. federal and $7.7 million of U.S. state research and development tax credits ("R&D Credits") which, if not used, will expire between 2030 and 2042 for the U.S. federal R&D Credits and between 2022 and 2037 for the state R&D Credits.

Management believes that our ability to generate cash from operations and our borrowing capacity are adequate to fund working capital, capital spending and other cash needs for the next 12 months. Our ability to generate adequate cash from operations beyond 2022 will depend on, among other things, our ability to successfully implement our business strategies, control costs in line with market conditions, and manage the impact of changes in input prices and the impact and duration of COVID-19. We can give no assurance we will be able to successfully implement these items.

Critical Accounting Policies and Use of Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. We believe that the estimates, assumptions and judgments described in "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Estimates" of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. The critical accounting policies used in the preparation of the consolidated financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regard to estimates used. These critical judgments relate to the timing of recognizing sales revenue, the recoverability of deferred income tax assets, pension benefits, future cash flows associated with impairment testing of long-lived assets and acquisition accounting which requires companies to record assets acquired and liabilities assumed at their respective fair value at the date of acquisition. Actual results could differ from these fair value measurements and estimates and changes in these estimates are recorded when known. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. There have been no significant changes in these policies or the estimates used in the application of the policies since December 31, 2021.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

As of March 31, 2022, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the three months ended March 31, 2022. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table contains information about our purchases of our equity securities for the three months ended March 31, 2022:

	Issuer Purchases of Equity Securities
			Shares Purchased as Part of Publicly Announced Plans or Programs (b)
Month	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased	Approximate Dollar Value of Shares that May Yet Be Purchased
January	245	$46.76	—	$20,000,017
February	4,426	$46.30	—	$20,000,017
March	—	$—	—	$20,000,017

(a) Transactions include the purchase of vested restricted shares from employees to satisfy minimum tax withholding requirements upon vesting of stock-based awards. See Note 8, "Stockholders' Equity" of Notes to Condensed Consolidated Financial Statements.
(b) In November 2020, our Board of Directors authorized a program for the purchase of up to $25 million of outstanding common stock effective January 1, 2021. The program does not require the Company to purchase any specific number of shares and may be suspended or discontinued at any time. For the three months ended March 31, 2022, there were no shares repurchased under this program.

Item 6.  Exhibits

Exhibit Number	Exhibit
2.1
Agreement and Plan of Merger, dated March 28, 2022, by and among Neenah, Inc, Schweitzer-Mauduit International, Inc., and Samurai Warrior Merger Sub, Inc. (filed as Exhibit 2.1 to the Neenah, Inc. Current Report on Form 8-K, filed March 28, 2022 and incorporated herein by reference)

3.1	Third Amended and Restated Bylaws of Neenah, Inc. (filed as Exhibit 3.1 to the Neenah, Inc. Current Report on Form 8-K filed March 28, 2022 and incorporated herein by reference)

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

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
President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Paul F. DeSantis
Paul F. DeSantis
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Kimberly A. DeBrock
Kimberly A. DeBrock
Vice President, Controller (Principal Accounting Officer)

May 4, 2022